Form 10-K
period 1993-12-31
HERCULES INC
filed 1994-03-29
CIK 46989

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993       Commission file number 1-496


                             HERCULES INCORPORATED

                             A DELAWARE CORPORATION
                 l.R.S. EMPLOYER IDENTIFICATION NO. 51-0023450
                                 HERCULES PLAZA
                            1313 NORTH MARKET STREET
                        WILMINGTON, DELAWARE 19894-0001
                            TELEPHONE: 302-594-5000

           Securities registered pursuant to Section 12(b) of the Act (Each class is registered on the New York Stock Exchange, Inc.)

                              Title of each class

                       Common Stock ($25/48 Stated Value)

         6-1/2 % Convertible Subordinated Debentures due June 30, 1999

           8% Convertible Subordinated Debentures due August 15, 2010


     Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to item 405 of Regulation S-K is contained in registrant's definitive Proxy Statement dated March 14, 1994 and is incorporated by reference in Part III Item 10 herein.

     As of March 1, 1994, registrant had outstanding 40,609,408 shares of common stock, $25/48 stated value ("Common Stock"), which is registrant's only class of common stock.

     The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on March 1, 1994 was approximately $4.6 billion.


                      DOCUMENTS INCORPORATED BY REFERENCE
(Specific pages incorporated are identified under the applicable item herein.)

     Portions of the registrant's definitive Proxy Statement dated March 14, 1994 (the "Proxy Statement") are incorporated by reference in Part lll of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index.

                                     PART I

Item 1. BUSINESS:
  Hercules Incorporated ("Hercules" or the "Company") is a diversified, worldwide producer of chemicals and related products and solid fuel systems for aerospace applications. The Company was incorporated in Delaware in 1912.

Industry Segments
  Hercules operates, both domestically and throughout the world, in three industry segments: Chemical Specialties, Food & Functional Products, and Aerospace. The financial information regarding Hercules' industry segments, which includes net sales and profit from operations for each of the three years in the period ended December 31, 1993 and identifiable assets as of December 31, 1993, 1992 and 1991, is provided in Note 24 to the Consolidated Financial Statements. See also "Summary of Significant Accounting Policies"-- Reclassification.

  Information regarding principal products produced and sold by each industry segment and principal markets served by each segment is presented in the columns so designated in the segment table presented below. These products are sold directly to customers from plants and warehouses, as well as being sold in some cases (particularly in markets outside the United States) to and through distributors.

BUSINESS UNITS                        PRINCIPAL PRODUCTS                          PRIMARY MARKETS
Chemical Specialties
Paper Technology                      Reactive sizes, rosin size, dispersed            Writing and printing paper, tissues and
                                      rosin sizes, wet-strength resins, wax            toweling, liquid packaging, kraft paper,
                                      emulsions, defoamers, and retention              corrugated and linerboard packaging, and
                                      aids.                                            specialities.

Absorbent & Textile Products          Polypropylene nonwoven fiber and poly-           Disposable hygiene products, home
                                      propylene textile yarns.                         furnishings, and automotive.

Resins                                Rosin resins, hydrocarbon resins,                Adhesives for tapes, labels, carpet
                                      peroxides.                                       backing, packaging, and sealants; graphic
                                                                                       arts, particularly inks and toners;
                                                                                       rubber, including plastic compounds for
                                                                                       wire and cable insulation; the construc-
                                                                                       tion industry; and household products.

Food & Functional Products
Aqualon                               Carboxymethylcellulose, hydroxypropyl-           Paints and lacquers, adhesives, paper,
                                      cellulose, ethylcellulose, nitrocellulose,       personal care products and cosmetics,
                                      hydroxyethylcellulose, methylcellulose,          pharmaceuticals, food and beverages, inks,
                                      and pentaerythritol.                             oil well drilling, rubber, and smokeless
                                                                                       powder.

Food Gums                             Food gums and aroma chemicals.                   Processed meats, jellies and jams, baked
                                                                                       goods, convenience foods, and beverages.

Electronics & Printing Products       Photopolymer resins.                             Printing and publishing.



Aerospace
Aerospace                             Solid propellant rocket motors, electronics      Department of Defense, aerospace, and
                                      equipment, ordnance, and smokeless powders.      sport shooting.

Composite Products                    Carbon fiber, pre-impregnated broad goods,       Department of Defense, commercial aircraft
                                      and carbon fiber structures.                     and aerospace.

  In general, except for the Aerospace segment, Hercules does not produce against a backlog of firm orders; production is geared primarily to the level of incoming orders and the projections of future demand. Significant inventories of finished products, work in process and raw materials are maintained to meet delivery requirements of customers and Hercules' production schedules. The amount of backlog orders for the Aerospace segment at December 31, 1993 was approximately $857 million (of which approximately 51% will be recognized during 1994) compared with approximately $1.0 billion at December 31, 1992. The 1993 backlog includes contracts awarded but not yet signed and/or funded of approximately $300 million.

  The businesses of each of the segments are not seasonal to any significant extent.

Government Contracts
  Contracts and subcontracts pursuant to which products are furnished or services are performed by the Company for the United States Government (the "Government") are subject to termination by the Government; however, in these circumstances, an equitable settlement of work performed is negotiated unless in the unlikely event it is determined to be a termination for default. Addi-tionally, certain contracts are subject to renegotiation. The dollar amount of sales to the U.S. Government and other customers under Government contracts, principally by the Aerospace segment, for 1993, 1992 and 1991 is shown in Note 24 to the Consolidated Financial Statements.

  Consistent with the nature of the government contract business Hercules has been required, in accordance with billing terms of various contracts, to carry significant amounts of working capital. The dollar amount of unbilled accounts receivable at December 31, 1993 and December 31, 1992 and the amount to be collected within one year is provided in Note 1 to the Consolidated Financial Statements.

Raw Materials and Energy
  Raw materials and supplies are purchased from a variety of industry sources, including agricultural, forestry, mining, petroleum and chemical industries.

  The important raw materials for the Chemical Specialties segment are d-limonene, turpentine, crude tall oil, rosin, pine wood stumps, aromatic and aliphatic resin formers, ketones, cumene, catalysts, alcohols, pure monomers, toluene, clay, phenol, adipic acid, epichlorohydrin, fumaric acid, process oils, stearic acid, diethylenetriamine, phosphorus trichloride, wax, casein, starch, polypropylene resin, pigments, and antioxidants.

  Raw materials important to the Food & Functional Products segment are acetaldehyde, fatty acids, chemical cotton, woodpulp, ethyl chloride, alcohols, chlorine, ethylene oxide, propylene oxide, monochloroacetic acid, methyl chloride, caustic, inorganic acids, fruit and floral extracts, guar splits, seaweed, water soluble gums, terpenes, and citrus peel.

  Key raw materials for the Aerospace segment include rubber, aluminum, steel, graphite fiber, hydroxyterminatedpolybutadiene, epoxy resins and adhesives, nitrocellulose, diethylether, x-ray film, plasticizers and nitrate esters, energetic chemicals, ammonium perchlorate, and polyacrylonitrile fiber.

  Major requirements for key raw materials and fuels are typically purchased pursuant to multi-year contracts. Hercules is not dependent on any one supplier for a material amount of its raw material or fuel requirements, but certain important raw materials are obtained from sole-source or a few major suppliers.

  While temporary shortages of raw materials and fuels may occur occasionally, these items are currently readily available. However, their continuing availability and price are subject to domestic and world market and political conditions as well as to the direct or indirect effect of United States Government regulations. The impact of any future raw material and energy shortages on Hercules' business as a whole or in specific world areas cannot be accurately predicted. Operations and products may, at times, be adversely affected by legislation, shortages or international or domestic events.

Competition
  Hercules encounters substantial competition in each of its three industry segments. This competition, from other manufacturers of the same products and from manufacturers of different products designed for the same uses, is expected to continue in both the United States and markets outside the United States. Some of Hercules' competitors, such as companies engaged in petroleum operations, have more direct access to raw materials, and some have greater financial resources than Hercules.

  The number of Hercules' principal competitors varies from product to product. It is not practicable to estimate the number of all competitors because of the large variety of Hercules' products, the markets served and the world-wide business interests of Hercules. However, the Aerospace segment is one of a small number of producers of solid rocket propulsion systems, which are supplied to prime contractors for Government and commercial missile programs. Competitive factors in the award of government contracts, which could in themselves enhance the competitive position of the recipient, are technical performance, quality, reliability, price, depth and capabilities of personnel and adequacy of facilities.

Patents and Trademarks
  Patents covering a variety of products and processes have been issued to Hercules and its assignors. In addition, Hercules is licensed under certain other patents covering the products and processes. Taken as a whole, the rights of Hercules under these patents and licenses, which expire from time to time, are considered by Hercules to constitute a valuable asset. However, Hercules does not consider any single patent or license, or any group thereof related to a specific product or process, to be of material importance to its business as a whole.

  Hercules also has registered trademarks for a number of its products. Some of the more significant trademarks include: AQUAPEL sizing agent, HERCON sizing emulsions, KYMENE resin, MAGNAMITE graphite fiber, MERIGRAPH photopolymer resin, RED DOT smokeless powder, NANOCHEM synthetic resin, REGALREZ resin, SYCAR resin, HERCULON olefin fiber, RELODER smokeless powder, SLENDID fat replacer, NATROSOL hydroxyethylcellulose, CULMINAL methylcellulose, KLUCEL hydroxypropylcellulose, and NATROSOL FPS water-soluble polymer suspension.

Research and Development
  Research and development, which is directed toward the discovery and development of new products and processes, the improvement and refinement of existing products and processes and development of new applications for existing products, is primarily company-sponsored with certain aerospace development efforts funded by Government agencies. Hercules spent $76,121,000 on research activities during 1993, as compared to $70,208,000 in 1992 and $86,126,000 in 1991. During the three-year period, research and development expenditures for each of the Chemical Specialties, Food & Functional Products and Aerospace segments were between 1.5% and 3% of sales.

Environmental Matters
  Hercules believes that it is in compliance in all material respects with applicable federal, state and local environmental laws and regulations. Expenditures relating to environmental cleanup costs have not and are not expected to materially affect capital expenditures or competitive position. Additional information regarding environmental matters is provided in Notes 15 and 23(c) to the Consolidated Financial Statements.

Employees
  As of December 31, 1993, Hercules had 14,083 employees worldwide. Approximately 12,060 were located in the United States, and of these employees about 26% were represented by various local or national unions.

International Operations
  Information on net sales, profit from operations, identifiable assets by geographic areas, and the amount of export sales, for each of the last three years appear in Note 24 to the Consolidated Financial Statements. Hercules' operations outside the United States are subject to the usual risks and limitations related to investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws, governmental instability (including expropriation or confiscation of assets) and other potentially detrimental domestic and foreign governmental policies affecting United States companies doing business abroad.


Item 2. PROPERTIES:
  The Company's corporate headquarters and major research center are located in WiImington, Delaware. Information as to Hercules' principal manufacturing facilities and the industry segment served by each is presented below.

  All principal properties are owned by Hercules except for the Company's corporate headquarters, which is leased to the Company.

  The following are Hercules' major worldwide plants:

  Aerospace - Clearfield, Utah; Clearwater, Florida; Kenvil, New Jersey; Magna, Utah; McGregor, Texas; Rocket Center, West Virginia.
  Government-Owned Plants Operated by Hercules Aerospace - Radford Army Ammunition Plant, Radford, Virginia; Sunflower Army Ammunition Plant, Lawrence, Kansas.

  Chemical Specialties - Aberdeen, Scotland; Beringen, Belgium; Brunswick, Georgia; Burlington, Ontario, Canada; Busnago, Italy; Chicopee, Massachusetts; Franklin, Virginia; Gibbstown, New Jersey; Hattiesburg, Mississippi; Iberville, Quebec, Canada; Jefferson, Pennsylvania; Kalamazoo, Michigan; Lilla Edet, Sweden; Mexico City, Mexico; Middelburg, the Netherlands; Milwaukee, Wisconsin; Oxford, Georgia; Paulinia, Brazil; Pendlebury, England; Portland, Oregon; St.-Jean, Quebec, Canada; Sandarne, Sweden; Savannah, Georgia; Sobernheim, Germany; Sora, Italy; Tampere, Finland; Traun, Austria; Uruapan, Mexico; Voreppe, France.

  Food & Functional Products - Alizay, France; Barneveld, the Netherlands; Doel, Belgium; Grossenbrode, Germany; Hopewell, Virginia; Kenedy, Texas; Lille Skensved, Denmark; Louisiana, Missouri; Middletown, Delaware; Parlin, New Jersey; Sao Paulo, Brazil; Tarragona, Spain; Zwijndrecht, the Netherlands.

  Hercules plants and facilities, which are continually added to and modernized, are generally considered to be in good condition and adequate for business operations. From time to time Hercules discontinues operations at, or disposes of, facilities that have for one reason or another become unsuitable.


Item 3. LEGAL PROCEEDINGS:
  For discussion of legal proceedings see Note 23(d) to the Hercules Financial Statements.

  During 1991, Hercules and the New Jersey Department of Environmental Protection and Energy ("NJDEPE") negotiated concerning a compliance schedule regarding volatile organic compounds emissions at the Hercules Kenvil, New Jersey Facility. Hercules received an Administrative Consent Order (the "Order") in the first quarter of 1993 containing the finalized compliance schedule and $359,760 in fines associated with noncompliance from the NJDEPE. Hercules signed the Order and paid the fines in May of 1993 and is in compliance with the terms of the Order.

  In September 1993, Hercules and the U.S. Environmental Protection Agency
(EPA) Region 1 reached an agreement in principle which, when effectuated, will settle the EPA's claims that Hercules violated its wastewater permit with the City of Chicopee and the federal pretreatment standards for industrial users of publicly owned treatment works at its Chicopee, MA facility. Under the agreement in principle, Hercules would sign a Consent Decree (the "Decree") requiring supplemental environmental projects (at a cost of approximately $350,000), compliance with permit limits in the future, and $250,000 in fines. Hercules expects the Decree will be finalized in the second quarter of 1994.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
  No matter was submitted to a vote of security holders during the fourth quarter of 1993, through the solicitations of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT:

  The name, age and current position of each executive officer (as defined by Securities and Exchange Commission rules) of the Company as of March 1, 1994, are listed below. Each of the officers, except for Richard Schwartz and R. Keith Elliott, has, during the past five years, served in one or more executive capacities with the Company and/or its affiliates. During such period, Mr. Schwartz served as President, Rocketdyne Division of Rockwell International Corporation from 1983 until 1989; and in one or more executive capacities with Hercules since 1989. Mr. Elliott served with Engelhard Corporation as Vice President of Finance, Chief Financial Officer and Director from 1985 to 1988 and as Senior Vice President, Chief Financial Officer and Director from 1988 to 1990; and in his present Hercules position since March 1991. There are no family relationships among executive officers.


Name                         Age   Current Position
Thomas L. Gossage            59    Chairman, President and Chief Executive
                                     Officer
Richard Schwartz             58    Executive Vice President and President,
                                     Hercules Aerospace Company
R. Keith Elliott             52    Senior Vice President and Chief Financial
                                     Officer
Robert J. A. Fraser          44    Senior Vice President, International and
                                     Science Technology
Vincent J. Corbo             50    Group Vice President and President,
                                     Hercules Food & Functional Products
                                     Company
C. Doyle Miller              53    Group Vice President and President,
                                     Hercules Chemical Specialties Company
Thomas G . Tepas             47    Senior Vice President, Administration
Michael B. Keehan            58    Vice President and General Counsel
Thomas A. Ciconte            46    Vice President and Controller
George MacKenzie             44    Vice President and Treasurer
Israel J. Floyd              47    Secretary and Assistant General Counsel
James D. Beach               58    Vice President, Operations Support
G. A. Binninger              45    Vice President, Planning
Herbert K. Pattberg          50    President, Hercules Europe
James R. Rapp                55    Vice President, Investor Relations

                                        PART II


Item 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS:

  Hercules Incorporated common stock is listed on the New York Stock Exchange (ticker symbol HPC), The Stock Exchange, London, and the Swiss Stock Exchanges. It is also traded on the Philadelphia, Midwest, and Pacific Stock Exchanges.

  The approximate number of holders of record of common stock ($25/48 stated value) as of January 31, 1994, was 20,556.

            Period                                  High       Low
            1992
               First Quarter . . . . . . . . . .   54-3/8    44-5/8
               Second Quarter. . . . . . . . . .   55-1/8    50-1/8
               Third Quarter . . . . . . . . . .   57-1/2    51-1/4
               Fourth Quarter. . . . . . . . . .   63-3/4    55-5/8

            1993
               First Quarter . . . . . . . . . .    76-1/2   63-1/4
               Second Quarter. . . . . . . . . .    78-3/8   69-3/4
               Third Quarter . . . . . . . . . .    91-3/8   76-3/4
               Fourth Quarter. . . . . . . . . .   114-7/8   89

   On December 31, 1993, the closing price of the common stock was $113-1/2.

   The company has paid quarterly cash dividends as follows:

                   1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
  1992 . . . . .      $0.56          $0.56          $0.56          $0.56
  1993 . . . . .      $0.56          $0.56          $0.56          $0.56

Item 6.  SELECTED FINANCIAL DATA:
  A summary of selected financial data for Hercules for the years and year ends specified is set forth in the table below.

                                                                                (Dollars and shares in millions, except per share)
- -----------------------------------------------------------------------------------------------------------------------------------
For the Year                                                   1993           1992           1991           1990           1989
- -----------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                 $2,773.4        $2,864.9       $2,928.9       $3,199.9      $3,091.7
Profit (Loss) from Operations                                307.6           244.4          187.2          190.1        (121.3)
Income (Loss) Before Extraordinary Item and
   Effect of Changes in Accounting Principles                208.4           167.9           94.9           96.0         (96.4)
Net Income (Loss)                                            (33.4)          167.9           94.9           96.0         (81.3)
Dividends                                                     95.0           100.6          105.2          105.0         103.6
Per Share of Common Stock
  Earnings (Loss) Before Extraordinary Item and
     Effect of Changes in Accounting Principles               4.86            3.69           2.01           2.04         (2.09)
  Earnings (Loss)                                             (.77)           3.69           2.01           2.04         (1.76)
  Dividends                                                   2.24            2.24           2.24           2.24          2.24
Total Assets                                               3,162.0         3,227.9        3,466.8        3,699.6       3,653.2
Long Term Debt                                               316.9           430.8          483.0          601.0         575.7

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

  This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.

  In December 1993, Hercules reorganized its business segments to better reflect its strategic direction. The Hercules Materials Company was disbanded and units were reassigned as follows: Absorbent & Textile Products to Chemical Specialties; Electronics & Printing Products to Food & Functional Products; and Composite Products to Aerospace. Hercules also announced its intent to divest Packaging Films (a letter of intent for the sale of this business was signed in January 1994) and Liquid Molding Resins (See Note 21). Pending divestiture, these units have been assigned to the Corporate organization. Segment information in the consolidated financial statements and analysis of results of operations reflect this organization for all years presented.

  In the fourth quarter of 1993, Hercules finalized agreements to restructure the Titan IV solid rocket motor upgrade (SRMU) contract in the Aerospace business. In conjunction with restructuring the contract, Hercules received approximately $262 million through December 31, 1993. As discussed below and in Note 4 to the financial statements, the contract restructuring had significant effects on cash flow, working capital and results of operations in 1993.

RESULTS OF OPERATIONS
  All comparisons within the following discussion are to the previous year, unless otherwise stated.

  Consolidated net sales declined approximately 3% in 1993, mostly in the Aerospace and Chemical Specialties segments. Food & Functional Products sales were relatively flat, but marginally up after adjusting for the effects of the 1992 joint venturing of the flavors business (now included in equity in net income of affiliated companies) and the sale of the fragrance business. Sales reflected continued cutbacks in defense budgets, weaker European currencies, and recessionary conditions in Europe. In 1992, net sales remained relatively stable, after adjusting for the joint venturing and sale discussed earlier.

  Profit from operations increased 26%,or $63 million in 1993. Contract changes and settlements related to the Titan IV SRMU program aggregated approximately $60 million. Increased gross margins were offset by higher research and development (R&D) expenses. Selling, general and administrative (SG&A) expenses were unchanged. Cost savings from previous restructurings and divestitures, and the continuation of cost management programs were offset by increased expenses for employee incentive compensation programs (primarily related to increases in the company's stock price and performance above target levels). Other operating expenses (Note 15 to the financial statements) were
also unchanged.   Lower environmental expenses were offset by higher
restructuring and other charges. 1993 restructuring charges principally reflect the planned disposition of Liquid Molding Resins and severance costs -- including a planned company-wide reduction in personnel. The 1992 restructuring charges principally reflected severance costs related to rationalization of worldwide administration and support functions. Environmental expenses are discussed further below.

  In 1992, profit from operations increased by 30%, or $57 million due principally to cost management programs, resulting in a decrease in SG&A and R&D expenses of $55 million. In 1991, profit from operations was adversely affected by a $68 million charge for the failed static test firing of the Titan IV developmental SRMU. There was no similar charge in 1992. However, other operating expenses increased by $67 million, principally due to environmental and restructuring charges.

  Chemical Specialties: Net sales declined by 5%, or $47 million in 1993. Weaker European currencies were a significant factor in the sales decline. While overall volumes were relatively stable, recessionary conditions in Europe resulted in pricing pressures. Profit from operations declined by 8%, or $13 million in 1993, primarily due to the decline in revenues. Manufacturing cost improvements, lower raw material costs and cost savings from the rationalization of worldwide administration and support functions were largely offset by asset writeoffs, higher incentive compensation and research and development expenses.

  In 1992, net sales revenues were relatively flat. While paper chemical and resins revenues increased by 5% on higher volumes and higher resins prices, absorbent and textile products revenues were adversely affected by the termination of a carpet fiber supply contract in April 1992. The increase in profit from operations of 38%, or $45 million was also reflective of lower raw material prices, consolidation of production facilities, and other manufacturing improvements.

  The outlook for Chemical Specialties in 1994 is favorable in the Americas while results in Europe will depend on economic conditions there.
Manufacturing cost improvements will continue to be important.

  Food & Functional Products: Net sales were relatively flat in 1993. After adjustments mentioned earlier, net sales were marginally higher. Although overall volumes increased, particularly in food gums, revenues were adversely affected by weaker European currencies, partially offset by higher water-soluble polymer prices. Profit from operations increased by 4%, or $4 million principally due to higher yield from process improvements and better utilization of capacity.

  In 1992, net sales declined by 8%, or $75 million, principally due to the joint venturing and sale discussed earlier. After adjusting for the effects of these transactions, both sales revenues and operating profits increased marginally. Water-soluble polymer sales benefited from higher volumes, but food gum volumes and prices were adversely affected by worldwide excess capacity.

  Continued worldwide overcapacity in food gums could adversely affect sales revenues and profitability in the future.

  Aerospace: Net sales declined by 5%, or $43 million in 1993 principally because of overall defense budget cuts, funding delays, and program terminations and cancellations. Additionally, the 1992 results were favorably affected by ordnance replenishment sales resulting from the 1991 Gulf War . Despite the reduction in sales, profit from operations increased by 102%, or $52 million as a result of the following: Titan IV SRMU contract modifications and settlements of $60 million ($28 million favorable effect on net sales); incentive and award fees (a normal part of successful government contracting) of $21 million; continued cost management; the phaseout of several loss programs; and favorable resolution of contractual issues. Offsetting these favorable effects were increased charges approximating $16 million, principally related to incentive compensation plans, severance costs, and the 1992 favorable settlement of a cost-allowability issue on Government contracts.

  In 1992, sales were relatively flat despite Department of Defense (DoD) program reductions. Cutbacks in programs such as SRAM, SICBM and Peacekeeper were offset by new contracts including the Ordnance replenishment sales discussed above, and new business in the Defense Electronics Systems division. Profit from operations improved substantially as the 1991 results were adversely affected by the failed static test firing of the Titan IV developmental SRMU. Adjusting for the charge, the improvement in 1992 was driven primarily by aggressive cost-reduction efforts and the settlement of a cost-allowability issue on Government contracts.

  Both declines in new program opportunities and cancellations or stretch-outs of existing programs are possible in the continued budget reduction environment of the DoD. In addition, accelerating industry-wide excess capacity is likely to increase price competition. Although aggressive cost-reduction efforts will continue to be a focus, the occurrence of these events may adversely affect Aerospace segment results in the future.

  Corporate and other: Net sales were relatively flat during the three-year period ended December 31, 1993. Operating losses declined by $20 million in 1993, reflecting lower losses in Liquid Molding Resins (before restructuring charges) and lower environmental expenses. 1993 restructuring charges for planned asset dispositions did not vary significantly from 1992 charges related to rationalization of worldwide administration and support functions. The $47 million increase in operating losses in 1992 principally reflects higher environmental expenses and the 1992 restructuring charges discussed above.

  Interest and debt expense decreased by 12% and 24% in 1993 and 1992, respectively, principally because of reduced levels of debt, partially offset by lower capitalized interest (resulting from reduced capital spending).

  Other income, net decreased by $30 million in 1993. The decline principally reflects lower net gains on dispositions and lower interest income, offset by favorable litigation settlements, lower foreign currency losses and 1992 shutdown costs. In 1992, other income, net increased by $24 million, principally due to higher gains on dispositions, offset by a charge for a legal settlement, higher foreign currency losses, lower interest income and shutdown costs.

  The provision for income taxes reflects effective tax rates of 34%, 35%, and 46% in 1993, 1992, and 1991, respectively. The 1993 rate has been favorably affected by a research and experimentation tax credit of $10 million, offset by a relatively high tax rate on the sale of Hercules' investment in a foreign affiliate. Without these unusual items, the 1993 effective tax rate would have been 36%. The Omnibus Budget Reconciliation Act of 1993, increased the federal corporate income tax rate from 34% to 35%, effective January 1, 1993. This has been offset by reduced foreign taxes and increased utilization of foreign tax credits. The 11% reduction in the effective tax rate in 1992 reflects the significant reduction in higher taxed foreign earnings as a proportion of consolidated income before income taxes. See Note 18 to the financial statements for further information.

  Equity in net income of affiliated companies increased by $11 million in 1993, reflecting improved earnings in Tastemaker, the 50% owned flavors joint venture formed in early 1992. In 1992, equity income declined by $4 million due to sales of Hercules' interests in several affiliates in both 1991 and 1992.

  Accounting changes: Effective January 1, 1993, three new accounting standards (FASB Statements 106, 109 and 112) were adopted, resulting in a noncash charge against net income, aggregating $238 million ($5.55 per share). Statement 106 would have increased periodic postretirement benefit expense; however, modifications to benefit plans announced in February 1993 have more than offset the increase. Hercules will continue to monitor retiree benefit costs and evaluate coverages and employee participation, considering the costs involved, its responsibilities to employees and the competitive environment. See Notes 14 and 18 to the financial statements for additional information.

FINANCIAL CONDITION

  Liquidity and financial resources: Net cash flow from operations was $659 million, $305 million and $387 million in 1993, 1992 and 1991, respectively. The substantial increase in 1993 was due principally to Titan IV SRMU recoveries of approximately $262 million. Earnings and cash proceeds from litigation settlements were also favorable. The higher cash flow in 1991 compared with 1992 was principally attributable to net income tax refunds and higher dividends from affiliated companies. In the three-year period ended December 31, 1993, the company satisfied its cash requirements for capital expenditures, other investing activities and dividends, entirely from operating cash flows.

  In addition to internally generated cash, various credit sources are available to the company. These include short-term lines of credit, of which $103 million was available at December 31, 1993, and revolving credit agreements with several banks providing $380 million (all of which was available at December 31, 1993). In addition, the company has a shelf registration in the amount of $50 million available, subject to market conditions.

  Working capital has decreased in both 1993 and 1992. The 1993 decrease largely reflects recoveries of accounts receivable, resulting from the restructuring of the Titan IV SRMU contract. In addition, water-soluble polymer inventories were managed downward. The 1992 decrease resulted primarily from the joint venturing and sale discussed earlier, and inventory reductions in food gums and water-soluble polymers.

  Capital expenditures have declined since 1991 and were $150 million in both 1993 and 1992, and $215 million in 1991. Cash invested in affiliates also declined during the same period from $41 million in 1991 to $5 million in 1993.

  Commitments and Capital Structure: Total capitalization (stockholders' equity plus total debt) declined from $2.3 billion at December 31, 1992 to $1.8 billion at December 31, 1993. Accounting changes and stock repurchases reduced stockholders' equity by $238 million and $341 million, respectively. In addition, total debt has been reduced by $64 million during 1993. Total debt as a percentage of total capitalization increased from 24% to 26% as a result of the reduction in stockholders' equity. At December 31, 1993, 1,739,700 shares of common stock were authorized for repurchase. In February 1994, the Board of Directors authorized the repurchase of an additional 5,500,000 shares of common stock.

  Fluctuations in foreign currency exchange rates affect the company's financial position and results of operations. The company uses several strategies to actively hedge foreign currency exposure and minimize the effect of fluctuations in foreign exchange rates on reported earnings (see "Foreign Currency Translation" and "Financial Instruments and Hedging" in the Summary of Significant Accounting Policies and Notes 17 and 20 to the financial statements). There are presently no significant restrictions on the remittance of funds generated by the company's operations outside the United States.

  Hercules has been identified as a potentially responsible party (PRP) by Federal and State authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $69 million and $226 million. The company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected. Additional details regarding environmental matters are provided in Note 23 to the financial statements.

  Environmental remediation expenses for nonoperating as well as operating sites have been funded from internal sources of cash. Such expenses are not expected to have a significant effect on the company's ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operations are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows.

  A quarterly dividend has been paid without interruption since 1913, the company's first year of operation. The current quarterly dividend of $.56 per share represents a total payout for the year of $95 million.

  During 1993, about 35% of capital expenditures pertained to production capacity increases, compared with 30% in 1992 and 44% in 1991. Most of the remainder relates to cost-savings projects, regulatory requirements and research facilities. Capital expenditures are expected to approximate $165 million during 1994. This amount includes funds for continuation and/or completion of ongoing projects as well as resins upgrade and modernization at Jefferson, Pennsylvania; and hydrocarbon resins expansion at Middelburg, the Netherlands.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                              REQUIRED SUPPLEMENTARY DATA
                                 HERCULES INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS                                   Page
     Report of Independent Accountants . . . . . . . . . . . . . .   13
     Consolidated Statements of Income for the Years
          Ended December 31, 1993, 1992, 1991. . . . . . . . . . .   14
     Consolidated Balance Sheets as of December 31, 1993
          and 1992 . . . . . . . . . . . . . . . . . . . . . . . .   15
     Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1993, 1992, and 1991. . . . . . . . .   16
     Consolidated Statements of Stockholders' Equity for
          the Years Ended December 31, 1993, 1992, and 1991. . . .   17
     Notes to Consolidated Financial Statements. . . . . . . . . . 18-33

SUPPLEMENTARY DATA
     Summary of Quarterly Results (Unaudited). . . . . . . . . . .   34
     Subsidiaries of Registrant. . . . . . . . . . . . . . . . . .   35

                           REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and the Board of Directors of Hercules Incorporated
Wilmington, Delaware

     We have audited the consolidated financial statements of Hercules Incorporated and subsidiary companies listed in the index on page 12 of this Form 10-K. We have also audited the financial statement schedules as listed in
Item 14(a)2 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hercules Incorporated and subsidiary companies as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Notes 14 and 18 to the financial statements, in 1993, the company changed its methods of accounting for postemployment benefits, postretirement benefits other than pensions, and income taxes.




2400 Eleven Penn Center                                     Coopers & Lybrand
Philadelphia, Pennsylvania 19103
February 18, 1994

Hercules Incorporated
Consolidated Statement of Income      (Dollars in thousands, except per share)

                                                   Year Ended December 31
                                          -------------------------------------
                                              1993         1992          1991
- -------------------------------------------------------------------------------
Net sales                                 $2,773,404   $2,864,859   $2,928,940
Cost of sales                              1,931,015    2,092,210    2,225,286
Selling, general and administrative
   expenses                                  371,725      371,472      410,566
Research and development                      76,121       70,208       86,126
Other operating expenses, net (Note 15)       86,912       86,542       19,721
                                          -------------------------------------
Profit from operations                       307,631      244,427      187,241

Interest and debt expense (Note 16)           36,159       41,196       54,148
Other income, net (Note 17)                   15,606       45,607       21,532
                                          -------------------------------------
Income before income taxes, equity
   earnings, extraordinary item and
   effect of changes in accounting
   principles                                287,078      248,838      154,625
Provision for income taxes (Note 18)          96,848       88,324       70,775
                                          -------------------------------------
Income before equity earnings, extra-
   ordinary item and effect of changes in
   accounting principles                     190,230      160,514       83,850
Equity in net income of affiliated
   companies                                  18,190        7,383       11,035
                                          -------------------------------------
Income before extraordinary item and
   effect ofchanges in accounting
   principles                                208,420      167,897       94,885

Extraordinary charge for early retirement
   of debt (Note 6)                          (3,578)

Effect of changes in accounting principles
   (Notes 14 & 18)                         (238,218)
                                          -------------------------------------
Net income (loss)                          ($33,376)    $ 167,897   $   94,885
                                          =====================================

Earnings (loss) per share (Note 19):
Income before extraordinary item and
   effect of changes in accounting
   principles                                  $4.86        $3.69        $2.01

Extraordinary charge for early retirement
   of debt (Note 6)                           (0.08)

Effect of changes in accounting principles
   (Notes 14 and 18)                          (5.55)
                                          -------------------------------------
Earnings (loss) per share                  $  (0.77)   $     3.69   $     2.01
                                          =====================================

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Balance Sheet                              (Dollars in thousands)

                                                      December 31
                                                      -------------------------
                                                             1993         1992
Assets
- -------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                             $154,628    $  53,552
   Accounts receivable, net (Note 1)                      575,924      731,340

   Total inventories (Note 2)                             412,366      447,186

   Deferred income taxes (Note 18)                         83,605           --
                                                    ---------------------------
      Total Current Assets                              1,226,523    1,232,078

Net Property, Plant and Equipment (Note 12)             1,309,335    1,348,346

Total Investments (Note 3)                                232,077      278,239

Prepaid pension (Note 13)                                 229,923      218,134
Deferred charges and other assets                         164,103      151,130
                                                    ---------------------------
      Total Assets                                     $3,161,961   $3,227,927
                                                    ===========================

Liabilities and Stockholders' Equity
- -------------------------------------------------------------------------------
Current Liabilities
   Accounts payable                                    $  168,026   $  198,972
   Short-term debt (Note 5)                               163,901      113,544
   Accrued expenses (Note 12)                             552,284      444,228
                                                    ---------------------------
      Total Current Liabilities                           884,211      756,744

Long-term debt (Note 6)                                   316,871      430,754
Deferred income taxes (Note 18)                           126,203      124,714
Other postretirement benefits (Note 14)                   272,955           --
Deferred credits and other liabilities                    193,514      169,299

Stockholders' Equity
   Series preferred stock (Note 7)                             --           --
   Common stock (Note 8)
      (shares issued: 1993, 59,899,295;
      1992, 59,164,548)                                    31,198       30,815
   Additional paid-in capital                             453,553      386,591
   Foreign currency translation adjustment                 29,593       35,378
   Retained earnings                                    1,955,005    2,083,343
                                                    ---------------------------
                                                        2,469,349    2,536,127
Reacquired stock, at cost (1993, 19,062,295;
   1992, 15,642,799 shares)                             1,101,142      789,711
                                                    ---------------------------
      Total Stockholders' Equity                        1,368,207    1,746,416
                                                    ---------------------------
      Total Liabilities and Stockholders' Equity       $3,161,961   $3,227,927
                                                    ===========================


The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statement of Cash Flow                     (Dollars in thousands)
Increase (Decrease) in Cash and Cash Equivalents
                                                        Year Ended December 31
                                          -------------------------------------
                                                1993         1992         1991
Cash Flow from Operating Activities:
Net income (loss)                         $ (33,376)    $ 167,897    $  94,885
Adjustments to reconcile net income to
net cash provided from operations:
   Effect of changes in accounting
      principles                             238,218           --           --
   Extraordinary charge for early
      retirement of debt                       3,578           --           --
   Depreciation                              169,292      171,752      180,370
   Nonoperating gain on disposals            (5,505)     (87,678)     (33,465)
   Contract deferrals and provisions          98,257           --       68,000
   Other nonoperating items                   48,285       14,129        3,050
   Accruals and deferrals of cash receipts
   and payments:
      Affiliates earnings less than
         dividends received                      191        2,839       31,084
      Accounts receivable                    151,987     (35,899)      129,319
      Inventories                             31,507       28,870     (23,565)
      Accounts payable and accrued expenses (29,261)       71,778     (81,445)
      Deferred charges                         9,697     (28,269)     (22,548)
      Noncurrent credits and liabilities    (23,382)        (482)       41,590
- -------------------------------------------------------------------------------
   Net Cash Provided from Operations         659,488      304,937      387,275
Cash Flow from Investing Activities:
Capital expenditures                       (149,466)    (150,111)    (214,469)
Proceeds of investment and fixed asset
   disposals                                  60,829      114,987      144,148
Payments for businesses acquired, net of
   cash acquired                             (1,137)           --           --
Cash invested in unconsolidated affiliates,
   net                                       (5,540)     (15,644)     (41,018)
Other                                        (8,332)      (9,049)        7,427
- -------------------------------------------------------------------------------
   Net Cash Used for Investing Activities  (103,646)     (59,817)    (103,912)
Cash Flow from Financing Activities:
Long-term debt proceeds                      194,588      116,618       69,034
Long-term debt repayments                  (221,294)    (161,542)    (189,325)
Change in short-term debt                   (28,247)      (1,961)     (82,457)
Common stock issued                           16,560        9,381          589
Common stock reacquired                    (320,488)    (230,903)     (21,085)
Dividends paid                              (94,962)    (100,561)    (105,220)
- -------------------------------------------------------------------------------
    Net Cash Used for Financing Activities (453,843)    (368,968)    (328,464)
Effect of exchange rate changes on cash        (923)      (1,218)        (976)

Net Increase (Decrease) in Cash and Cash
   Equivalents                               101,076    (125,066)     (46,077)
Cash and cash equivalents at beginning
   of year                                    53,552      178,618      224,695
                                          -------------------------------------
Cash and cash equivalents at end of year   $ 154,628    $  53,552    $ 178,618
                                          =====================================
- -------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
   Interest (net of amount capitalized)    $  38,359    $  41,840    $  54,656
   Income taxes paid (refunded), net         132,827       61,507      (7,653)
Noncash investing and financing activities:
   Conversion of notes and debentures         18,524       18,961          396
   Contribution of net assets to joint
      venture                                     --       52,230           --
   Incentive plan stock issuances             61,600        8,773        8,514
   Accounts payable for common stock
      acquisitions                            22,046        1,764        1,235
   Premium for early retirement of debt        4,144           --           --
- -------------------------------------------------------------------------------

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statement of Stockholders' Equity                                                            (Dollars in thousands)
                                                                       Common     Paid-In    Translation   Retained   Reacquired
                                                                        Stock      Capital   Adjustment    Earnings      Stock
- ----------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1991                                             $30,270    $357,571     $87,496   $2,026,342    $554,242
  (Common shares:  Issued 58,117,531; reacquired, 11,155,967)
Net Income                                                                   --          --          --       94,885          --
Cash dividends, $2.24 per common share                                       --          --          --    (105,220)          --
Foreign currency translation adjustment                                      --          --     (7,129)           --          --
Purchase of common stock, 494,558 shares                                     --          --          --           --      21,085
Retirement of reacquired stock, 187,171 shares                             (98)     (9,194)          --           --     (9,292)
  Issuance of common stock:
Incentive plans, net, 214,416 shares                                        112       8,991          --           --          --
Conversion of debentures, 11,152 shares                                       6         390          --           --          --
- ----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1991                                            30,290     357,758      80,367    2,016,007     566,035
  (Common shares:  Issued 58,155,928; reacquired, 11,463,354)
Net Income                                                                   --          --           --     167,897          --
Cash dividends, $2.24 per common share                                       --          --          --    (100,561)          --
Foreign currency translation adjustment                                      --          --    (44,989)           --          --
Purchase of common stock, 4,336,450 shares                                   --          --          --           --     231,433
Retirement of reacquired stock, 157,005 shares                             (82)     (7,675)          --           --     (7,757)
  Issuance of common stock:
Incentive plans, net, 338,667 shares                                        176      17,978          --           --          --
Conversion of notes and debentures, 826,958 shares                          431      18,530          --           --          --
- ----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1992                                            30,815     386,591      35,378    2,083,343     789,711
  (Common shares:  Issued 59,164,548; reacquired, 15,642,799)
Net Loss                                                                     --          --          --     (33,376)          --
Cash dividends, $2.24 per common share                                       --          --          --     (94,962)          --
Foreign currency translation adjustment                                      --          --     (5,785)           --          --
Purchase of common stock, 3,959,300 shares                                   --          --          --           --     340,770
  Issuance of common stock:
Incentive plans, net, 857,015 shares including
  539,804 from reacquired stock                                             166      48,655          --           --    (29,339)
Conversion of notes and debentures, 417,536 shares                          217      18,307          --           --          --
- ----------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1993                                           $31,198    $453,553     $29,593   $1,955,005  $1,101,142
                                                                        ==========================================================

  (Common shares:  Issued 59,899,295; reacquired, 19,062,295)


The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Summary of Significant Accounting Policies              (Dollars in thousands)

Principles of Consolidation
  The consolidated financial statements include the accounts of Hercules Incorporated and all wholly owned subsidiaries.
  Majority-owned subsidiaries, which are immaterial, and investments in affiliated companies owned 20% or more, are accounted for on the equity method and, accordingly, consolidated net income includes Hercules' share of their net income.

Long-Term Contracts
  Aerospace segment sales are principally under long-term contracts and include cost-reimbursement and fixed-price contracts. Sales under cost-reimbursement contracts are recognized as costs are incurred and include a proportion of the fees expected to be realized equal to the ratio of costs incurred to date to total estimated costs. Sales under fixed price contracts are recognized as the actual cost of work performed relates to the estimate at completion.
  Cost or performance incentives, which are incorporated in certain contracts, are recognized when realization is assured and amounts can be reasonably estimated. Estimated amounts for contract changes and claims are included in contract sales only when realization is probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to income.

Environmental Expenditures
  Environmental expenditures that pertain to current operations or relate to future revenues are expensed or capitalized consistent with the company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations, that do not contribute to current or future revenues, are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated.

Cash and Cash Equivalents
  Cash in excess of operating requirements is invested in short-term income producing instruments. In accordance with company policy, cash equivalents include commercial paper and other securities with original maturities of 90 days or less. The book value approximates fair value because of the short maturity of those instruments.

Inventories
  Inventories are stated at the lower of cost or market. Domestic inventories are valued predominantly on the last-in, first-out (LIFO) method. Foreign inventories and certain domestic inventories, which in the aggregate represent approximately 49% of total inventories, are valued principally on the average cost method. Inventoried costs relating to long-term contracts are stated at actual production cost, including general and administrative costs.

Property and Depreciation
  Property, plant and equipment are stated at cost. The company changed to the straight-line method of depreciation, effective January 1, 1991, for newly acquired processing facilities and equipment. Assets acquired before the effective date of the change continue to be depreciated principally by accelerated methods. The company believes that straight-line depreciation provides for a better matching of costs and revenues over the lives of the assets. The effect of the change on 1991 net income was immaterial.
  Maintenance, repairs, and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) is charged to accumulated depreciation.

Income Taxes
  Income taxes for 1993 are determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, which requires an asset and liability approach for financial accounting and reporting of income taxes. Changes in enacted tax rates are reflected in the tax provision as they occur. A valuation allowance is recorded to reduce deferred tax assets when realization of a tax benefit is not likely. For years prior to 1993, the provision for income taxes was determined under Accounting Principles Board Opinion 11 (APB 11), whereby the income tax provision was calculated under the deferred method.
  The company provides taxes on undistributed earnings of subsidiaries and affiliates included in consolidated retained earnings to the extent such earnings are planned to be remitted and not reinvested permanently.

Foreign Currency Translation
  With the exception of operations in countries with highly inflationary economies (Brazil in 1993 and 1992 and Brazil and Mexico in 1991), the financial statements of Hercules' non-U.S. entities are translated into U.S. dollars using current rates of exchange, with gains or losses resulting from translation included in the foreign currency translation adjustment account in the stockholders' equity section of the balance sheet. The related allocation for income taxes is not significant. For foreign operations in countries with highly inflationary economies, financial statements are translated at either
current or historical exchange rates, as appropriate.   These currency
adjustments, along with gains and losses on foreign currency transactions (denominated in currencies other than local currency), are reflected in net income. The translation loss of the inflationary component of interest income related to holding marketable securities in highly inflationary economies is classified as a reduction in interest income.

Financial Instruments and Hedging
  Financial instruments are used to hedge risk caused by fluctuating currency
and interest rates.   The company enters into forward exchange and foreign
currency option contracts and currency swaps to hedge foreign currency
exposure.   Realized and unrealized gains and losses on these contracts are included in net income, except for gains and losses on contracts to hedge specific foreign currency commitments, which are deferred and accounted for as part of the transaction. Gains or losses on contracts used to hedge the value of investments in certain foreign subsidiaries are included in the foreign currency translation adjustment account.
  In addition, the company uses interest rate swap agreements to manage
interest costs and risks associated with changing interest rates.   The
differential to be paid or received is accrued as interest rates change and is recognized in interest expense over the life of the agreements.

Reclassifications
  In December 1993, Hercules reorganized its business segments to better reflect its strategic direction. The Hercules Materials Company was disbanded and units within that organization were reassigned as follows: Absorbent & Textile Products to Chemical Specialties; Electronics & Printing Products to Food & Functional Products; and Composite Products to Aerospace. Hercules also announced its intent to divest Packaging Films (a letter of intent for the sale of this business was signed in January 1994) and Liquid Molding Resins (see
Note 21). Pending divestiture, these units have been assigned to the Corporate organization. Segment information reflects this organization for all years presented.
  In addition, certain other amounts in the 1992 and 1991 financial statements and notes have been reclassified to conform with the 1993 presentation.

Hercules Incorporated
Notes to Financial Statements         (Dollars in Thousands, except per share)

1. Accounts Receivable, Net

  Accounts receivable, net consists of:
                                                             1993      1992
                                                         ------------------
             Trade                                       $539,611  $673,921
             Other                                         42,573    64,394
                                                         ------------------
                 Total                                    582,184   738,315
             Less allowance for doubtful accounts           6,260     6,975
                                                         ------------------
                                                         $575,924  $731,340
                                                         ==================

     Trade accounts receivable include amounts under long-term contracts and subcontracts (principally with the U.S. Government or U.S. Government contractors) of $196,465 at December 31, 1993 and $349,265 at December 31, 1992, net of progress payments of $373,132 and $358,316, respectively. Included in these amounts are unbilled accounts receivable (work in progress and claims) of $113,282 and $245,292, respectively, representing recoverable costs and accrued profits, which will be billed in accordance with contract terms and delivery schedules. Receivables that will not be collected within one year are $15,144 at December 31, 1993 and $197,838 at December 31, 1992. A substantial portion of such receivables at December 31, 1992 relates to retainages and amounts subject to further negotiations.
     Long-term U.S. Government contracts and subcontracts are subject to termination by the Government; however, in these circumstances, an equitable settlement of work performed is negotiated unless in the unlikely event it is determined to be a termination for default. Additionally, certain contracts are subject to renegotiation.

2.   Inventories

     The components of inventories are as follows:
                                                             1993      1992
                                                         ------------------
             Finished products                           $199,053  $224,912
             Materials, supplies and work in process      213,313   222,274
                                                         ------------------
                                                         $412,366  $447,186
                                                         ==================

     Inventories valued on the LIFO method were lower than if valued under the average cost method, which approximates current cost, by $35,273 and $45,226 at December 31, 1993 and 1992, respectively.

3.   Investments

   Total equity investments in affiliated companies were $142,917 and $174,910 at December 31, 1993 and 1992, respectively. Dividends received from affiliated companies were $18,381 in 1993, $10,222 in 1992, and $42,119 in 1991.

     Other investments, at cost or less, were $89,160 and $103,329, for the years ended December 31, 1993 and 1992, respectively. Included in these amounts are noncurrent marketable securities aggregating $52,264 and $54,558 for the corresponding years. The fair value of these investments, based on market quotes, approximates book values.

4.   Contract Deferrals and Provisions

   Hercules entered into a Supplemental Agreement with the Titan IV SRMU prime contractor effective October 15, 1993. Contemporaneously with this agreement, which calls for contract changes related to production, delivery and launch schedules, the prime contractor entered into a Supplemental Agreement to its Titan IV prime contract with the Air Force which was also effective October 15, 1993. As a result, Hercules dismissed its lawsuit against the prime contractor and received payments of $215 million in November 1993, primarily for amortized investment in development and tooling costs. Additional agreements between the parties provide for Hercules to receive payments for settlements of contract claims aggregating $84 million, of which $47 million was received through December 31, 1993.
     Estimated costs at completion for the Titan IV SRMU program and other contracts are reviewed quarterly and consider the progress of the contracts, changes in contract terms and conditions and other contingencies. Year end deferrals and provisions are considered adequate to complete the contracts and amounted to $118 million and $27 million at December 31, 1993 and 1992, respectively. The increase in the deferrals and provisions principally reflects additional risks relating to the Titan IV SRMU program resulting from the Supplemental Agreements.

5.   Short-Term Debt

     A summary of short-term debt follows:

                                                       1993             1992
                                                   -------------------------
Commercial paper                                   $     --         $  8,230
Banks                                                29,566           53,149
Current maturities of long-term debt                134,335           52,165
                                                   -------------------------
                                                   $163,901         $113,544
                                                   =========================

  Commercial paper is issued or renewed for varying periods, with interest at prevailing market rates. Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Fair values of commercial paper and bank borrowings approximate market value because of their short maturity period.
  At December 31, 1993, Hercules had $103,380 of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Lines of credit in use at December 31, 1993, were $25,691.

6.  Long-Term Debt

A summary of long-term debt follows:

                                                       1993             1992
                                                    ------------------------
9.875% notes due 1993                              $     --         $ 50,000
9.6% notes due 1994                                  50,000           50,000
Term loans due 1993-1995 (a)                         52,166           53,763
8.75% notes due 1996 (b)                                 --           50,000
6.5% convertible subordinated debentures due 1999 (c) 5,568            6,081
7.85% notes due 2000                                 25,000           25,000
6.625% notes due 2003 (d)                           124,823               --
8% convertible subordinated debentures due 2010 (e)  96,759          114,771
8.5% debentures due 2017 (f)                         79,144           75,000
Revolving credit notes (g)                               --           45,000
Other                                                17,746           13,304
                                                    ------------------------
                                                    451,206          482,919
Current maturities of long-term debt (f)          (134,335)         (52,165)
                                                   -------------------------
Net long-term debt (h)                            $ 316,871         $430,754
                                                   =========================

  (a) The term loans are with several banks and bear interest at various rates at an agreed-upon spread over lender's cost of funds.

  (b) Notes were redeemed in the first quarter of 1993 at par together with accrued interest.

  (c) The subordinated debentures are convertible into common stock at $35 per share, and are redeemable at the option of the company at varying rates.

  (d) Par value of $125,000, issued June 1993.

  (e) The subordinated debentures are convertible into common stock at $44.70 per share and are redeemable at the option of the company at varying rates. Beginning in 1996, the debentures require an annual sinking fund of $5,000.

  (f) In December 1993, the company notified the holders of its intention to redeem the debentures in January 1994. An extraordinary charge of $3,578 (net of a tax benefit of $2,288), or $.08 per share, was recorded, principally for redemption premiums and unamortized issuance costs. "Current maturities of long-term debt" include these debentures.

  (g) The company has entered into a revolving credit and competitive advance facility agreement with various banks providing for commitments that terminate in 1994 and 1998. Under the agreement, Hercules may borrow up to a total of $380,000 (all of which was available at December 31, 1993) at an agreed-upon spread over London Interbank Offered Rate (LIBOR). This agreement requires the maintenance of certain financial ratios.

  (h) Long-term debt maturities during the next 5 years are $134,335 in 1994, $55,552 in 1995, $1,281 in 1996, $756 in 1997, and $634 in 1998. The estimated fair value of the company's long-term debt (including current maturities) at December 31, 1993 and December 31, 1992 was $619,897 and $547,500,
respectively. Estimates are based on quoted market prices for the same or similar issues or on the current rates available to the company for debt of the same remaining maturities. The estimated fair value exceeds book value primarily because of trading premiums on the convertible subordinated debentures. These premiums result from the favorable stock price in relation to the conversion provisions of the debentures.

7.  Series Preferred Stock

  The series preferred stock is without par value and is issuable in series. There are 2,000,000 shares authorized for issuance, of which none have been issued.

8.  Common Stock

  Hercules common stock has a stated value of $25/48, and 150,000,000 shares are authorized for issuance. At December 31, 1993, a total of 7,197,982 shares were reserved for issuance for the following purposes: 293,333 shares for sales to the Savings Plan Trustee; 2,820,846 shares for the exercise of awards under the Stock Option Plan; 1,171,994 shares for awards under incentive compensation plans; 2,323,905 shares for conversion of debentures and notes; and 587,904 shares for employee stock purchases.
  Under the company's stock repurchase program started in 1991 through the year ended December 31, 1993, the Board of Directors had authorized the repurchase of up to 10,450,000 shares of company common stock, 950,000 shares of which was intended to satisfy requirements of various employee benefit
programs.   During this period, a total of 8,710,300 shares of common stock had been purchased in the open market at an average price of $67.75 per share. In February 1994, the Board authorized the repurchase of an additional 5,500,000 shares of company common stock.

9.  Preferred Stock Purchase Rights

  Each outstanding share of common stock carries one preferred stock purchase right. The right may be exercised, under certain conditions, to purchase one one-thousandth of a share of new Series A Junior Participating Preferred Stock (no par) for $180. The rights are not exercisable or transferable apart from the common stock until 10 days after a public announcement that a person or group has acquired 20% or more, or intends to commence a tender offer for 30% or more of the common stock of Hercules. The rights, which expire on July 13, 1995, do not have voting rights, are subject to adjustment to prevent dilution, and may be redeemed (under certain conditions) by the company at a price of $.02 per right at any time prior to an acquisition of 20% or more of the company's common stock, and, if no change of control of the company's Board of Directors has occurred, for 10 days thereafter.
  In the event that the company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, each right will entitle its holder to purchase from the surviving or acquiring corporation, for the exercise price, common stock having a market value of twice the exercise price of the right. Alternatively, if a 20% holder were to acquire the company by means of a reverse merger in which the company and its stock survive, or were to engage in certain "self-dealing" transactions, each right not owned by the 20% holder would become exercisable for the number of common shares which, at that time, would have a market value of two times the exercise price of the right.
  At December 31, 1993, 150,000 shares of Series A Junior Participating Preferred Stock were reserved for issuance at certain terms upon the exercise of the Preferred Stock Purchase Rights. The voting, dividend and liquidation rights of each one-thousandth of a share are generally equivalent to rights enjoyed by one share of common stock, subject to certain minimum preferences.

10. Stock-based Incentive Plans

  The incentive compensation plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and nonemployee directors.
  Shares of common stock awarded under these plans normally are either restricted stock (shares subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment) or performance shares (shares subject to the same restrictions and risk of forfeiture, whose ultimate distribution is contingent on performance as measured against predetermined objectives over a specified period of time). During the restriction period, award holders have the rights of stockholders, including the right to vote and receive cash dividends, except for the right to transfer ownership. Shares are forfeited and revert to the company as a result of employment termination, except in the case of death, disability, retirement, or other specified events. The number of awarded shares outstanding was 954,447, 473,365, and 418,285 at December 31, 1993, 1992 and 1991, respectively. The cost of stock awards and other market-based units, which is charged to income over the period during which the restrictions lapse or over the performance period, amounted to $36,606, $12,304, and $6,730 during 1993, 1992 and 1991, respectively. At
December 31, 1993, there were 1,171,994 shares of common stock available for award under the plans.
  Under the company's stock option plans, options are granted at the market price on the date of grant, are exercisable at various periods from one to five years after date of grant, and expire 10 years after date of grant.

  A summary of the status of the company's stock option plans for the three years ended December 31, 1993, follows:

                                         Shares
                             -------------------------------
                               Available
                               for Grant     Outstanding          Price Range

January 1, 1991                  187,080         812,920      $35.50 - $57.12
Terminated Plan                (117,080)
Authorized                     1,950,000
Granted                        (285,400)         285,400      $34.00 - $41.87
Exercised                                       (14,550)               $35.50
- -------------------------------------------------------------------------------
December 31, 1991              1,734,600       1,083,770      $34.00 - $57.12
Granted                        (337,400)         337,400      $49.00 - $55.50
Exercised                                      (233,030)      $35.50 - $57.12
Cancelled                          1,980        (30,375)      $35.50 - $57.12
- -------------------------------------------------------------------------------
December 31, 1992              1,399,180       1,157,765      $34.00 - $57.12
Authorized                       600,000
Granted                        (311,850)         311,850     $68.75 - $111.50
Exercised                                      (334,199)      $35.50 - $57.12
Cancelled                                        (1,900)      $35.50 - $57.12
- -------------------------------------------------------------------------------
December 31, 1993              1,687,330       1,133,516     $34.00 - $111.50

  Options exercisable at December 31, 1993, 1992 and 1991 were 611,626, 820,365, and 798,370, respectively.

11.Employee Stock Purchase Plan

     In April 1993, the company approved an Employee Stock Purchase Plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods starting on July 1, 1993. The purchase price for each share is 85% of the lower of the fair market value of the common stock on either the first or last day of that subscription period. Purchases are limited from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 600,000 shares of Hercules common stock are registered for offer and sale under the plan. For the year ended December 31, 1993, 12,096 shares were issued.

12.Additional Balance Sheet Detail
                                                     1993                1992
                                                ------------------------------
Property, Plant and Equipment
  Land                                         $   33,188         $    28,683
  Buildings and equipment                       3,102,072           3,065,198
  Construction in progress                        135,036             106,973
                                                ------------------------------
     Total                                      3,270,296           3,200,854
  Accumulated depreciation and amortization     1,960,961           1,852,508
                                                ------------------------------
  Net Property, Plant and Equipment            $1,309,335         $ 1,348,346
                                                ==============================
Accrued Expenses
  Payroll and employee benefits                $   83,127         $    86,325
  Income taxes payable                             86,539             122,506
  Contract deferrals and provisions (Note 4)      118,321              26,741
  Other                                           264,297             208,656
                                                ------------------------------
  Accrued expenses                             $  552,284         $   444,228

                                                ==============================

13.  Pension Benefits

  Hercules and its consolidated subsidiaries maintain various defined benefit pension plans covering substantially all employees. Benefits for the majority of plans are based on average final pay and years of service, while benefits for certain represented locations are based on stated amounts and years of service. The company's funding policy, consistent with statutory requirements and tax considerations, is based on actuarial computations utilizing the Entry Age Normal method of calculation.

  Net periodic pension cost includes the following components:

                                               1993        1992        1991
                                           ---------------------------------
Service cost (benefits earned
  during the year)                        $  28,347   $  26,658   $  24,712
Interest cost on projected
  benefit obligation                         94,866      92,012      88,614
Return on plan assets                     (240,192)    (47,695)   (239,189)
Plan deferrals and amortization             130,651    (65,803)     129,815
Amortization of transition asset           (18,952)    (20,135)    (20,531)
                                           ---------------------------------
Net periodic pension credit              $  (5,280)   $(14,963)   $(16,579)
                                          ==================================

  The company's pension plans have assets in excess of the accumulated benefit obligation. Plan assets include equity and fixed income securities and real estate. The following table presents a reconciliation of the funded status of the pension plans to prepaid pension expense.

                                                     1993              1992
- ------------------------------------------------------------------------------
Plan assets at fair value                      $1,446,555       $ 1,290,850
- ------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
 Accumulated benefit obligation
 (vested, 1993 - $1,128,583; 1992 - $931,930)   1,179,427           968,577
Effect of increase in compensation                175,180           170,276
- ------------------------------------------------------------------------------
Projected benefit obligation                    1,354,607         1,138,853
- ------------------------------------------------------------------------------
Plan assets in excess of projected benefit
  obligation                                       91,948           151,997
Unrecognized net loss                             206,698           197,854
Unrecognized prior service cost                    60,054            15,448
Unrecognized transition asset                   (128,777)         (147,165)
- ------------------------------------------------------------------------------
Prepaid pension expense                        $  229,923       $   218,134
                                                ==============================

     Significant assumptions used in determining pension obligations and the related pension expense include a discount rate of 7.25% at December 31, 1993 and 8.25% at December 31, 1992, and an assumed rate of increase in future compensation of 4.5% and 5.0%, respectively. The expected long-term rate of return on plan assets was 9.0%.

     The changes in assumptions noted above increased the accumulated benefit obligation and the projected benefit obligation by approximately $130,000 and $145,000 respectively.

14.  Other Postretirement and Postemployment Benefits

     Hercules provides certain defined benefit postretirement health care and life insurance benefits to retired employees. Substantially all employees are covered and become eligible for these benefits upon satisfying the appropriate age and service requirements necessary for receipt of these benefits.
     Effective January 1, 1993, Hercules adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 requires the recognition of these benefit costs on an accrual basis. Prior to January 1, 1993, the costs of retiree health care and life insurance were expensed as paid. The effect of adopting this accounting standard has been recognized immediately as the effect of a change in accounting principle and has resulted in a charge of $187,860 (net of a tax benefit of $115,140) or $4.38 per share against net income. This represents the accumulated postretirement benefit obligation existing at January 1, 1993. This amount excludes approximately $60,000 related to employees of government-owned, contractor-operated plants. Based on opinion of company counsel, management believes that postretirement benefits for these employees are the obligation of the United States Government. The new accounting standard would have increased periodic benefit expenses; however, modifications to the Hercules benefit plans announced in February 1993 have more than offset the increase.
     The following provides a reconciliation of the accumulated postretirement benefit obligation (APBO) to the liabilities reflected in the company's balance sheet at December 31, 1993:

Accumulated postretirement benefit obligation:
  Retirees                                               $198,440
  Fully eligible employees                                  8,712
  Other employees                                          34,848
                                                          --------
Total accumulated postretirement benefit obligation       242,000
Plan assets at fair value                                  10,625
                                                          --------
APBO in excess of plan assets                             231,375
Unrecognized prior service benefit                         58,974
Unrecognized gain on plan assets                              325
Unrecognized net gain from changes in assumptions           1,703
                                                          --------
Accrued postretirement benefit cost                       292,377

Amount included in Accrued expenses -- Other             (19,422)
                                                          --------
Other postretirement benefits                            $272,955
                                                          ========

  The postretirement plans are contributory. In August 1993, the company established a Voluntary Employees' Beneficiary Association (VEBA) Trust and contributed $10,000 to fund postretirement benefits for eligible employees. Benefits for retirees not eligible under the trust continue to be paid by the company as incurred. The company will periodically seek reimbursement from the trust for claims paid by the company that are eligible for reimbursement. The plan assets are invested primarily in equity funds. The weighted average of the expected long-term rate of return on plan assets is 9%.
  In February 1993, the company announced plans to modify its health care benefits. The changes provide for increased cost-sharing by current and future retirees. The plan modifications reduce the accumulated postretirement benefit obligation by $61,832, which will be amortized over the average remaining service lives of active employees. In addition, the 1993 net periodic postretirement benefit cost has been reduced by $8,600. Including the effect of these changes, components of the net periodic postretirement benefit cost for 1993 are as follows:

Service cost (benefits attributed to service during the year)    $  2,084
Interest cost on accumulated postretirement benefit obligation     19,873
Plan deferrals and amortization                                   (2,533)
Return on plan assets                                               (625)
                                                                 --------
Net periodic postretirement benefit cost                         $ 18,799
                                                                 ========

  In 1992 and 1991, the annual costs of these benefits were expensed as paid and totaled $22,550 and $20,262, respectively.
  The weighted-average discount rate used to estimate the December 31, 1993 accumulated postretirement benefit obligation was 7.25%. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at December 31, 1993, was 10%, grading down to 5% in 1998 and thereafter. The assumed compensation increases for life insurance were based on graded scales averaging 4.4% for salaried employees and 3.4% for wage employees.
  A one-percentage-point increase in the assumed health care cost trend rate would have increased the accumulated postretirement benefit obligation as of December 31, 1993, and the net periodic postretirement benefit cost for 1993 by $19,500 and $1,800, respectively.
  Hercules provides certain disability and workers' compensation benefits, including medical benefits, to former or inactive employees. Effective January 1, 1993, Hercules adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires recognition of these benefit costs on an accrual basis. Prior to January 1, 1993, disability benefits and workers' compensation benefits were expensed as claims were reported. The effect of adopting SFAS No. 112 has been recognized immediately as the effect of a change in accounting principle and has resulted in a charge of $12,400 (net of a tax benefit of $7,600) or $.29 per share against 1993 net income. Adoption of this standard did not materially affect 1993 results of operations.

15.  Other Operating Expenses, Net

  Other operating expenses, net include environmental cleanup costs, principally for nonoperating sites of $34,744 in 1993, $45,152 in 1992, and
$11,141 in 1991.   Net restructuring charges and other writeoffs for each of
the respective years were $52,168, $44,998 and $11,209.

16.  Interest and Debt Expense

  Interest and debt costs are summarized as follows:

                                              1993        1992        1991
                                            -------------------------------
Costs incurred                             $41,897     $48,966     $69,270
Amount capitalized                           5,738       7,770      15,122
                                            -------------------------------
Amount expensed                            $36,159     $41,196     $54,148
                                            ===============================

17.  Other Income, Net

  Other income, net consists of the following:

                                              1993        1992        1991
                                             ------------------------------
Interest income                            $ 8,695     $13,414     $19,401
Net gains on dispositions                    5,505      87,678      33,465
Gain from litigation settlements            29,036         --           --
Investment writeoffs                            --    (18,063)          --
Miscellaneous expense, net                (27,630)    (37,422)    (31,334)
                                           --------------------------------
                                           $15,606     $45,607     $21,532
                                           ================================

  Miscellaneous expense, net includes net foreign currency gains (losses) of $(1,132), $(8,055) and $2,588 in 1993, 1992 and 1991, respectively.

18.  Income Taxes

  Effective January 1, 1993, Hercules adopted Statement of Financial
Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." (See "Income Taxes" under Summary of Significant Accounting Policies.) Deferred tax balances at January 1 were remeasured in accordance with SFAS No. 109, resulting in a charge of $37,958, or $.88 per share against net income. The charge primarily represents the effect of adjusting deferred taxes to reflect recognition of foreign tax credits on a tax rather than book basis. The effect of adopting this standard was recognized immediately as the effect of a change in accounting principle and financial statements for years prior to 1993 were not restated. Information shown below for those prior years was determined under the provisions of Accounting Principles Board (APB) Opinion 11.

  The domestic and foreign components of income before taxes on income are presented below.

                                              1993        1992        1991
                                           --------------------------------
Domestic                                  $162,071    $126,457     $10,221
Foreign                                    125,007     122,381     144,404
                                           --------------------------------
                                          $287,078    $248,838    $154,625
                                           ================================

  A summary of the components of the tax provision follows:

                                             1993        1992         1991
                                            -------------------------------
Currently payable
  U.S. Federal                             $98,328     $47,613    $(5,643)
  Foreign                                   34,547      37,426      40,738
  State                                      4,880       2,830         478

Deferred
  Domestic                                (38,003)       6,125      27,206
  Foreign                                  (2,904)     (5,670)       7,996
                                           --------------------------------
Provision for income taxes
  (excluding extraordinary item and         96,848      88,324      70,775
  effect of accounting changes)
Extraordinary item                         (2,288)          --          --
Effect of accounting changes:
  Postretirement benefits                (115,140)          --          --
  Postemployment benefits                  (7,600)          --          --
  Income taxes                              37,958          --          --
                                          ---------------------------------
Total provision                             $9,778     $88,324     $70,775
                                          =================================

  Deferred tax liabilities (assets) at December 31, 1993, consist of:

  Depreciation                                       $ 204,173
  Prepaid pension                                       88,202
  Inventory                                              8,557
  Other                                                 12,801
                                                      ---------
  Gross deferred tax liabilities                       313,733
                                                      ---------
  Postretirement benefits other than pensions        (118,706)
  Accrued expenses                                    (94,255)
  Government contracts                                (32,745)
  Loss carryforwards                                  (17,270)
  Foreign tax credit carryforwards                     (4,306)
  Accounts receivable                                  (3,659)
  Other                                               (20,493)
                                                      ---------
  Gross deferred tax assets                          (291,434)
                                                      ---------
  Valuation allowance                                   20,299
                                                      ---------
                                                     $  42,598
                                                      =========

  Included in the SFAS No. 109 adoption at January 1, 1993, were valuation allowances of $35,629. The decrease in the valuation allowance in 1993 relates principally to utilization of foreign tax credit carryforwards.

  Under the provisions of APB 11, deferred taxes for 1992 and 1991 relate to the following timing differences between financial and taxable income:

                                                         1992         1991
                                                     ----------------------
Effect of previously established deferred taxes     $      --     $23,746
Depreciation                                           13,021      10,746
Pension expense                                         9,842       4,420
Government contracts                                    7,995     (12,553)
Interest                                                  510         627
Environmental expenses                                 (8,864)      2,300
Undistributed earnings                                 (7,665)      2,339
Inventory                                              (1,998)       (191)
Severance benefits                                     (4,061)      1,490
Other--net                                             (8,325)      2,278
                                                      ---------------------
                                                     $    455     $35,202

  In the fourth quarter of 1993, based upon clarification of certain tax law provisions concerning research and experimentation (R&E) credits, the company recognized an R&E credit of $9.7 million. The tax credit relates to research and development expenditures incurred on certain government contracts. Additional amounts of R&E credit may be recorded in future years as clarifications of the R&E credit provisions continue to occur.

  A reconciliation of the U.S. statutory income tax rate to the effective rate (excluding extraordinary item and effect of changes in accounting principles) follows:

                                              1993        1992        1991
                                             ------------------------------
U.S.  statutory income tax rate                35%         34%         34%
R&E tax credit                                 (4)         --          --
Reversal of deferred taxes                     --          --         (18)
Undistributed earnings                         --          (3)          3
Foreign dividends net of credits                4           7          21
State taxes                                     2           1          --
Sale of investments                            --          (1)          5
Difference in foreign tax rates                 1           2           5
Valuation allowance                            (5)         --          --
Other                                           1          (5)         (4)
                                              -----------------------------
Effective tax rate                             34%         35%         46%
                                              =============================

  The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or U.S. income taxes has been made amounted to $257,754 at December 31, 1993. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate because of the availability of tax credits.

19.  Earnings per Share

  Primary earnings per share are calculated on the basis of the average number of common and common equivalent shares, using net income adjusted to reflect the elimination of interest expense, net of taxes, on the 6.5% convertible debentures and the adjustable-rate convertible notes. Shares and interest expense used in the calculation are as follows:

                        Shares            Interest
                     ------------------------------
1993                42,864,896            $    226
1992                45,640,493                 717
1991                48,023,357               1,590

  Fully diluted earnings per share, which additionally assumes conversion of the 8% convertible subordinated debentures, are not materially different from primary earnings per share or are anti-dilutive. Equivalent shares are increased by an additional 2,281,012 in 1993, 2,570,444 in 1992 and 2,572,552
in 1991, and net income is further adjusted to eliminate interest expense, net of taxes, of $5,287 for 1993, $6,066 for 1992, and $6,072 for 1991.

20.    Financial Instruments

  At December 31, 1993 and 1992, the company had outstanding forward exchange contracts to purchase foreign currencies aggregating $24,251 and $29,292 and to sell foreign currencies aggregating $271,869 and $176,125, respectively. Non-U.S. dollar cross-currency trades aggregated $258,530 and $82,108, respectively. The forward exchange contracts mature during 1994. Currency swap agreements outstanding at December 31, 1992 had a U.S. dollar equivalent face amount of $105,800. No currency swap agreements were outstanding at December 31, 1993.
  In April 1992, the company entered into a three-year amortizing interest rate swap agreement whereby 5.52% per annum fixed-rate debt has been effectively converted to floating-rate debt. Beginning in March 1993, the company entered into another agreement effectively converting floating-rate debt into debt with a fixed rate of 7.52% per annum. For the years 1993 and 1992, these contracts resulted in reductions in the effective interest rate of .7% and 2.0% per annum, respectively, on the weighted average notional principal amounts outstanding. The aggregate notional principal amounts at the end of the corresponding periods were $150,000 and $200,000, respectively. These agreements mature through 1996.

  Counterparties to the forward exchange, currency swap and interest rate swap contracts are major financial institutions. Credit loss from counterparty nonperformance is not anticipated.
  The fair value of the company's financial instruments is estimated using bank or market quotes or discounted cash flows using year-end foreign exchange and interest rates. The estimated fair values of forward exchange contracts at December 31, 1993 and 1992 were net assets (liabilities) of ($975) and $400, respectively, and interest rate swap contracts were ($1,335) and $350 for the corresponding periods. The fair value of currency swap agreements at December 31, 1992 was $7,160.

21.    Pending Divestitures

  In December 1993, the company announced its intent to divest its Packaging Films and Liquid Molding Resins business units. In January 1994, a letter of intent was signed for the sale of Packaging Films. Net sales for these business units were $164,229, $170,353 and $169,063 for the years ended December 31, 1993, 1992 and 1991, respectively. Operating losses were $27,816 (including restructuring charges of $25,000), $11,900 and $21,315 for the corresponding periods.

22.    Joint Venture

  In February 1992, Hercules and IMCERA's Mallinckrodt Specialty Chemicals Company formed a 50-50 joint venture, Tastemaker, to operate as a major supplier to the flavors industry. Hercules contributed its PFW Flavors and Citrus Specialties businesses to the joint venture while IMCERA contributed its flavors unit, Fries & Fries, Inc. Sales and profit from operations of the businesses contributed by Hercules were $96,552 and $8,854, respectively, in 1991.

23.    Commitments and Contingencies

(a) Leases:
  Hercules has certain operating leases, including office space and transportation and data processing equipment, expiring at various dates. Rental expense relating to these leases was $46,005 in 1993, $48,090 in 1992 and $55,274 in 1991.
  At December 31, 1993, minimum rental payments under non-cancelable leases aggregated $362,179 with subleases of $7,728. A significant portion of the lease payments relate to a long-term operating lease for corporate office facilities. The net minimum payments over the next 5 years are $28,659 in 1994, $21,957 in 1995, $15,580 in 1996, $13,927 in 1997, and $17,199 in 1998.

(b) Capital Expenditures:
  Capital expenditures are expected to approximate $165,000 in 1994.

(c) Environmental:
  Hercules has been identified as a potentially responsible party (PRP) by Federal and State authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $69,000 and $226,000. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules brought suit in late 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. Hercules has not included any insurance recovery in the estimates set forth above.

  Litigation over liability at Jacksonville, Arkansas, the most significant site, has been pending since 1980. As a result of a pretrial court ruling in October 1993, Hercules has been held jointly and severally liable for costs incurred and for future remediation costs at the Jacksonville site by the District Court, Eastern District of Arkansas. In mid-November, an advisory jury found Uniroyal Chemical, Ltd. liable for the Jacksonville site, but also found that Uniroyal had proven a reasonable basis for allocation of responsibility. That same advisory jury found that Standard Chlorine of Delaware is not a liable party for the Jacksonville site. The Court may take the jury's findings into consideration when reaching its decision regarding these parties.

  Other defendants in this litigation have either settled with the Government or, in the case of the Department of Defense (DoD), have been held not liable. Hercules intends to appeal the Court's decisions holding it jointly and severally liable, and the Order finding the DoD not liable. Once the Court issues its opinion on Uniroyal and Standard Chlorine, appeals on these issues may also be made.

  Hercules' potential costs for remediation of the Jacksonville site are presently estimated between $28,000 and $136,000. Hercules' potential costs are based on its assessment of potential liability, the level of participation by other PRPs and upon current estimates of the costs to remediate the Jacksonville site. The costs to remediate will vary as Records of Decision are issued on each operable unit at the site and as remediation methods are determined and approved by the U.S. Environmental Protection Agency (EPA).

  At December 31, 1993, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The measurement of the liability is evaluated quarterly based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

(d)    Litigation:

  Hercules is a defendant in numerous lawsuits that arise out of and are incidental to the conduct of its business. In these legal proceedings no
director, officer or affiliate is a party or a named defendant.   Hercules is
also a defendant in a number of suits concerning product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings and personal injury matters. Hercules is also a defendant in one Federal administrative law proceeding. While it is not feasible to predict the outcome of all pending suits and claims, management does not anticipate that the ultimate resolution of these matters will have a material adverse effect upon the consolidated financial position of the company.

24.    Operations by Industry Segment and Geographic Area
  (Dollars in millions)

  In the Operations by Industry Segment and Geographic Area table that follows, sales to the U.S. Government and other customers under Government contracts, principally by the Aerospace segment, aggregate $633, $696, and $613 in 1993, 1992, and 1991, respectively. Intersegment sales are eliminated and are insignificant.
  Operating results and other financial data are prepared on an "entity basis," which means that net sales, profit (loss) from operations and assets of a legal entity are included in the geographic area where the legal entity is located. For example, a direct sale from the United States to an unaffiliated customer in Europe is reported as a U.S. sale. Interarea sales between Hercules locations are made at transfer prices that approximate market price and have been eliminated from consolidated net sales. Operating profit for the individual area does not include the full profitability generated by sales of Hercules products imported from other geographic areas.
  Identifiable assets include net trade accounts receivable, inventories and net property, plant and equipment.
  Consolidated foreign subsidiaries had net assets (including translation adjustment) of $520 at December 31, 1993, $552 at December 31, 1992, and $596 at December 31, 1991, and net income excluding the extraordinary item and effect of changes in accounting principles of $95 in 1993, and $91 in both 1992 and 1991.
  Direct export sales from the United States to unaffiliated customers were $256, $260 and $251 for 1993, 1992 and 1991, respectively.

24.    Operations by Industry Segment and Geographic Area
  (Dollars in millions) continued

                                                                               Food &
Industry Segments                                              Chemical      Functional                    Corporate &
1993                                                          Specialties     Products       Aerospace        Other       Total
- --------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                        $976           $867           $754           $176       $2,773
Profit (Loss) from Operations                                     149            113            105           (59)          308
Identifiable Assets                                               676            699            664            216        2,255
Capital Expenditures                                               51             68             23              7          149
Depreciation                                                       54             55             44             16          169

1992 (1)
- --------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                       1,023            865            797           180        2,865
Profit (Loss) from Operations                                     162            109             52           (79)(2)         244
Identifiable Assets                                               676            734            835            218       2,463
Capital Expenditures                                               54             73             17              6         150
Depreciation                                                       51             56             50             15         172

1991 (1)
- ---------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                       1,016            940            795            178       2,929
Profit (Loss) from Operations                                     117            112           (10)           (32)         187
Identifiable Assets                                               693            877            845            223       2,638
Capital Expenditures                                               66             97             35             16         214
Depreciation                                                       49             61             56             14         180

Geographic Areas                                               United
1993                                                           States         Europe          Other   Eliminations       Total
- ---------------------------------------------------------------------------------------------------------------------------------
Net Sales to Unaffiliated Customers                            $1,994           $624           $155         $            $2,773
Interarea Sales                                                    87             76             16          (179)           --
                                                                -----------------------------------------------------------------
     Total                                                      2,081            700            171          (179)        2,773
Profit from Operations                                            193            111              4                         308
Identifiable Assets                                             1,627            546             82                       2,255

1992
- ---------------------------------------------------------------------------------------------------------------------------------
Net Sales to Unaffiliated Customers                             2,023            680            162                      2,865
Interarea Sales                                                    93             65             15          (173)           --
                                                                -----------------------------------------------------------------
     Total                                                      2,116            745            177          (173)       2,865
Profit from Operations                                            135             96             13                        244
Identifiable Assets                                             1,842            532             89                      2,463

1991
- ---------------------------------------------------------------------------------------------------------------------------------
Net Sales to Unaffiliated Customers                             2,051            692            186                       2,929
Interarea Sales                                                   103             67             16          (186)           --
                                                                -----------------------------------------------------------------
     Total                                                      2,154            759            202          (186)        2,929
Profit from Operations                                             55            120             12                         187
Identifiable Assets                                             1,893            641            104                       2,638

(1) Restated to reflect organizational changes to conform with 1993 presentation.  (See Summary of Significant Accounting Policies
    and Note 20.)
(2) Includes worldwide rationalization of $23, principally related to administration and support functions that supplied services to the Chemical Specialties and Food & Functional Products segments.

Summary of Quarterly Results (Unaudited)                                                (Dollars in millions, except per share)
                                                  1st Quarter     2nd Quarter     3rd Quarter     4th Quarter         Year
Operating Results                               1993    1992    1993    1992    1993    1992    1993    1992     1993     1992
- ---------------------------------------------------------------------------------------------------------------------------------
Net Sales                                       $672    $744    $711    $713    $676    $711    $714    $697   $2,773   $2,865
Cost of Sales                                    478     549     510     519     481     520     462     504    1,931    2,092
SG&A and R&D                                     110     111     107     107     104     109     126     115      447      442
Other Operating Expenses, Net                     36      10       8      11       7      61      36       5       87       87
- ---------------------------------------------------------------------------------------------------------------------------------
Profit from Operations                            48      74      86      76      84      21      90      73      308      244
Interest and Debt Expense                         10      12      10      11       8       9       8       9       36       41
Other Income (Expense) - Net                      28     (8)       4       1     (2)      53    (15)      --       15       46
- ---------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                               66      54      80      66      74      65      67      64      287      249
Income Taxes                                      25      18      32      24      27      23      13      23       97       88
- ---------------------------------------------------------------------------------------------------------------------------------
Income Before Equity Earnings, Extraordinary Item
  and Accounting Changes                          41      36      48      42      47      42      54      41      190      161
Equity Earnings                                    3       1       6       1       5       4       4       1       18        7
- ---------------------------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item
  and Accounting Changes                          44      37      54      43      52      46      58      42      208      168
Extraordinary Item                                 -       -       -       -       -       -     (3)       -      (3)        -
Accounting Changes                             (238)       -       -       -       -       -       -       -    (238)        -
- ---------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                             $(194)     $37     $54     $43     $52     $46     $55     $42    $(33)     $168
                                              ===================================================================================

Earnings (Loss) Per Share
- -------------------------
Before Extraordinary Item and
  Accounting Changes                           $1.01    $.79   $1.26    $.93   $1.21   $1.02   $1.38    $.95    $4.86    $3.69
Extraordinary Item                                 -       -       -       -       -       -   (.08)       -    (.08)        -
Accounting Changes                            (5.48)       -       -       -       -       -       -       -   (5.55)        -
- ---------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share                    $(4.47)    $.79   $1.26    $.93   $1.21   $1.02   $1.30    $.95   $(.77)    $3.69
                                             ====================================================================================


Net Sales by Industry Segment (1)
- ---------------------------------
Chemical Specialties                            $240    $266    $254    $253    $240    $258    $242    $246     $976   $1,023
Food & Functional Products                       215     222     235     216     215     224     202     203      867      865
Aerospace                                        172     212     175     198     178     182     229     205      754      797
Corporate & Other                                 45      44      47      46      43      47      41      43      176      180
- ---------------------------------------------------------------------------------------------------------------------------------
      Total                                     $672    $744    $711    $713    $676    $711    $714    $697   $2,773   $2,865
                                             ====================================================================================

Profit (Loss) from Operations
   by Industry Segment (1)
- -----------------------------
Chemical Specialties                             $36     $42     $42     $38     $41     $40     $30     $42     $149     $162
Food & Functional Products                        31      29      35      33      30      28      17      19      113      109
Aerospace                                         13      10      14      11      15       9      63      22      105       52
Corporate & Other                               (32)     (7)     (5)     (6)     (2)    (56)    (20)    (10)     (59)     (79)(2)
- ---------------------------------------------------------------------------------------------------------------------------------
      Total                                      $48     $74     $86     $76     $84     $21     $90     $73     $308     $244
                                             ====================================================================================

(1) Restated to reflect organizational changes to conform with 1993 presentation.  (See Summary of Significant Accounting
    Policies and Note 20.)
(2) Includes worldwide rationalization of $23, principally related to administration and support functions that supplied services to the Chemical Specialties and Food & Functional Products segments.

Principal Consolidated, Wholly Owned Subsidiaries (Directly or Indirectly)

AUSTRIA                               THE NETHERLANDS
Patex Chemie GmbH, Traun              Hercules B.V., Rijswijk

THE BAHAMAS                           SINGAPORE (REPUBLIC OF)
Hercules International Trade          Hercules Singapore Pte Ltd., Singapore
Corporation Limited (HINTCO), Nassau

BELGIUM                               SPAIN
Hercules Belgium N.V., Beringen       Ceratonia S.A., Tarragona
S.A. Hercules Europe N.V., Brussels   Hercules Aerospace Espana, S.A., Madrid

BERMUDA                               SWEDEN
Curtis Bay Insurance Co., Ltd.,       Hercules AB, Goteborg
Hamilton

BRAZIL                                UNITED STATES
Aqualon do Brasil S.A., Sao Paulo     Aqualon Company, Wilmington, Delaware
Hercules do Brasil Produtos Quimicos  Hercules Credit, Inc., Wilmington,
Ltda.,  Sao Paulo                       Delaware
                                      Hercules Defense Electronics Systems,
CANADA                                  Inc., Clearwater, Florida
Hercules Canada Inc., Missisauga,     Hercules Trading Corporation,
  Ontario                               Wilmington, Delaware
                                      Global Environmental Solutions, Inc.,
DENMARK                                 Wilmington, Delaware
Copenhagen Pectin A/S, Lille Skensved

ENGLAND                               VIRGIN ISLANDS
Hercules Limited, Surrey              Hercules Overseas Corporation,
                                        St. Croix
FINLAND
Oy Hercofinn Ab, Helsinki

FRANCE
Aqualon France B.V., Cedex
Hercules S.A., Paris

GERMANY
Hercules GmbH, Dusseldorf
Pomosin GmbH, Grossenbrode

ITALY
Hercules Italia S.p.A., Milan

JAPAN
Hercules Japan Ltd., Tokyo

MEXICO
Quimica Hercules, S.A. de C.V., Mexico, D.F.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
         Not Applicable.



                                        PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
         Information regarding directors and nominees for directors of the Company is included under the caption entitled "Election of Four Directors (Proxy Item No. 1)" on pages 8 through 11 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is contained on page 6 of this report.

         Disclosure of information for directors, officers, and other persons not meeting the timely reporting requirements under section 16(a) of the Exchange Act is contained in the Proxy Statement under the caption entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 7 and is incorporated herein by reference.


Item 11. EXECUTIVE COMPENSATION:
         Information regarding executive compensation of Hercules' directors and executive officers is included in the Proxy Statement under the caption entitled "Compensation of Directors" on pages 6 and 7, and the caption entitled "Executive Compensation" on pages 13 through 21, respectively, and is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
         Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company is included under the caption entitled "Security Ownership of Certain Beneficial Owners" on pages 3 and 4 of the Proxy Statement and is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
         Information regarding certain relationships and related transactions with management is included under the caption entitled "Certain Relationships and Related Transactions" on pages 4 and 5 of the Proxy Statement and is incorporated herein by reference.

                                        PART IV


Item 14. EXHlBlTS,  FlNANClAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

     (a) Documents filed as part of this Report:

         1.  Financial Statements

             These documents are listed in the Index to Consolidated Financial Statements. See Item 8.

         2.  Financial Statement Schedules:

             The following supplemental schedules are located in this Report on the pages indicated.
                                                                       Page
                    V   Property, Plant and Equipment                   39
                    VI  Accumulated Depreciation, Depletion and
                        Amortization of Property, Plant and Equipment   40
                    IX  Short Term Borrowings                           41
                    X   Supplementary Income Statement Information      41

             All other schedules are omitted because they are not applicable, not required, or the information required is either presented in the Notes to Financial Statements or has not changed materially from that previously reported.


         3.  Exhibits:

             A complete listing of exhibits required is given in the Exhibit Index which precedes the exhibits filed with this Report.


     (b) Reports on Form 8-K.

         Hercules was not required to file any reports on Form 8-K for the quarter ended December 31, 1993.

                                       SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1994.

                                               HERCULES INCORPORATED

                                   By            R. KEITH ELLIOTT
                                      _______________________________________
                                      R. Keith Elliott, Senior Vice President
                                            and Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 25, 1994.

Principal Executive Officer and Director:
  Chairman, President and                        THOMAS L. GOSSAGE
  Chief Executive Officer             ---------------------------------------
                                                 Thomas L. Gossage


Principal Financial Officer and Director:
  Senior Vice President and                      R. KEITH ELLIOTT
  Chief Financial Officer            ----------------------------------------
                                                 R. Keith Elliott


Principal Accounting Officer:
  Vice President and Controller                  THOMAS A. CICONTE
                                     ----------------------------------------
                                                 Thomas A. Ciconte

Directors:

            MANFRED CASPARI                   RALPH L. MACDONALD, JR.
- -------------------------------------    -------------------------------------
            Manfred Caspari                   Ralph L. MacDonald, Jr.


       RICHARD M. FAIRBANKS, III                H. EUGENE MCBRAYER
- -------------------------------------    -------------------------------------
       Richard M. Fairbanks, III                H. Eugene McBrayer


           EDITH E. HOLIDAY                      RICHARD SCHWARTZ
- -------------------------------------    -------------------------------------
           Edith E. Holiday                      Richard Schwartz


            ROBERT G. JAHN                         LEE M. THOMAS
- -------------------------------------    -------------------------------------
            Robert G. Jahn                         Lee M. Thomas


           GAYNOR N. KELLEY
- -------------------------------------
           Gaynor N. Kelley

                                                                                                                   SCHEDULE V

                                            HERCULES INCORPORATED AND CONSOLIDATED SUBSIDIARIES

                                                       PROPERTY, PLANT AND EQUIPMENT
                                                           (Thousands of Dollars)

- ----------------------------------------------------------------------------------------------------------------------------------
                                  Balance at           Additions                            Other Changes--         Balance
                                   beginning            at cost           Retirements       add (deduct)--          at end
     Classification                of period      (net of transfers)       or sales            describe            of period
- ----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993
- ----------------------------------------------------------------------------------------------------------------------------------
Land                                  $    28,683           $   2,633            $    231           $   2,103        $    33,188
Buildings and equipment                 2,999,777             113,860              49,240            (30,767)          3,033,630
Transportation equipment                   44,709               3,396               3,805               (277)             44,023
Miscellaneous                              20,712               1,514             (2,319)               (126)             24,419
Construction in progress                  106,973              28,063                  --                  --            135,036
                                       ----------            --------             -------           ---------        -----------
                                       $3,200,854            $149,466             $50,957           $(29,067)(b)      $3,270,296
                                       ==========            ========             =======           =========         ==========

Year Ended December 31, 1992
- ----------------------------------------------------------------------------------------------------------------------------------
Land                                  $    39,433          $     782            $  10,088          $  (1,444)        $    28,683
Buildings and equipment                 2,840,769            332,311              121,685            (51,618)          2,999,777
Transportation equipment                   48,120              2,262                4,513             (1,160)             44,709
Miscellaneous                              20,945              1,466                  870               (829)             20,712
Construction in progress                  293,683           (186,710)                                                    106,973
                                       ----------           ---------            --------          ----------          ---------
                                       $3,242,950            $150,111         $137,156(a)        $(55,051)(b)         $3,200,854
                                       ==========           =========            ========           =========         ==========
Year Ended December 31, 1991
- ----------------------------------------------------------------------------------------------------------------------------------
Land                                  $    40,879          $      435           $   1,762          $    (119)        $    39,433
Buildings and equipment                 2,545,243             322,499              30,585               3,612          2,840,769
Transportation equipment                   47,851               3,820               3,466                (85)             48,120
Miscellaneous                              20,437               3,234               2,727                   1             20,945
Construction in progress                  409,202           (115,519)                                                    293,683
                                       ----------           ---------           ---------          ----------         ----------
                                       $3,063,612            $214,469           $  38,540       $    3,409(b)         $3,242,950
                                       ==========           =========           =========          ==========         ==========

(a) Includes transfer of assets to the Flavors Joint Venture of $90,036, transfer of assets to the Sanyo Joint Venture of $1,642, and sale of Fragrance assets of $6,820 in 1992.
(b) Adjustments resulting from translating foreign assets at current rates of exchange. These amounts were reflected in the translation adjustment component of stockholders' equity.

In view of the variety of plant and equipment and numerous rates of depreciation, it is not considered practicable to set forth herein the rates actually used.

                                                                                                                 SCHEDULE VI
                                            HERCULES INCORPORATED AND CONSOLIDATED SUBSIDIARIES

                                                  ACCUMULATED DEPRECIATION, DEPLETION AND
                                               AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                                           (Thousands of Dollars)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                      Additions
                                  Balance at          charged to                            Other Changes--         Balance
                                   beginning          costs and           Retirements       add (deduct)--           at end
     Classification                of period           expenses            or sales            describe            of period
- ---------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993
- ---------------------------------------------------------------------------------------------------------------------------------
Buildings and equipment                $1,815,723            $164,499             $34,329           $(23,166)          $1,922,727
Transportation equipment                   25,563               3,185               3,500                (63)              25,185
Miscellaneous                              11,222               1,608               (169)                  50              13,049
                                       ----------          ----------          ----------         -----------          ----------
                                       $1,852,508            $169,292             $37,660           $(23,179)(b)          $1,960,961
                                       ==========            ========             =======           =========          ==========

Year Ended December 31, 1992
- -----------------------------------------------------------------------------------------------------------------------------------
Buildings and equipment                $1,731,313            $166,397             $54,230           $(27,757)          $1,815,723
Transportation equipment                   25,219               3,854               2,060             (1,450)              25,563
Miscellaneous                              10,163               1,501                (38)               (480)              11,222
                                       ----------          ----------             -------           ---------          ----------
                                       $1,766,695            $171,752             $56,252(a)        $(29,687)(b)       $1,852,508
                                       ==========            ========             =======           =========          ==========

Year Ended December 31, 1991
- ----------------------------------------------------------------------------------------------------------------------------------
Buildings and equipment                $1,579,647            $174,127             $23,860           $   1,399          $1,731,313
Transportation equipment                   24,404               4,778               3,917                (46)              25,219
Miscellaneous                               9,649               1,465                 971                  20              10,163
                                       ----------          ----------            --------             -------          ----------
                                       $1,613,700            $180,370             $28,748            $  1,373(b)       $1,766,695
                                       ==========            ========             =======            ========          ==========

(a)  Includes transfer of assets to the Flavors Joint Venture of $24,454, transfer of assets to the Sanyo Joint Venture of $1,069, and the sale of Fragrance assets of $1,708 in 1992.
(b)  Adjustments resulting from translating amounts related to foreign assets at current rates of exchange. These amounts were reflected in the translation adjustment component of stockholders' equity.

                                                                                                               SCHEDULE IX
                                            HERCULES INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                                                           SHORT-TERM BORROWINGS
                                            FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                           (Thousands of Dollars)
                                                                                Maximum           Average          Weighted
               Category                                      Weighted           Amount            Amount            Average
               Aggregate                    Balance           Average         Outstanding       Outstanding      Interest Rate
              Short-Term                   at End of         Interest           At Any          During the        During the
              Borrowings                     Year              Rate            Month-end          Year(c)           Year(d)
              ----------                   ---------         --------         -----------       -----------      -------------
Year Ended December 31, 1993:
   Banks(a)                                 $29,566            7.4%             $69,257           $43,005            8.7%
   Commercial Paper(b)                           --             --               80,000            40,501            3.2%

Year Ended December 31, 1992:
   Banks(a)                                 $53,149            10.8%            $98,638           $45,484            9.4%
   Commercial Paper(b)                        8,230             4.0%             60,000            31,029            3.8%

Year Ended December 31, 1991
   Banks(a)                                $115,118            9.8%            $118,018          $ 57,880            10.9%
   Commercial Paper(b)                           --             --              157,105           100,131             6.4%

(a)  Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates.
(b)  Commercial paper is issued or renewed for various periods, with interest at prevailing market rates.
(c)  Banks are average month-end balances, while commercial paper is average daily amount outstanding.
(d)  Actual interest costs divided by average debt amounts.

                                                                 SCHEDULE X

                  HERCULES INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (Thousands of Dollars)

- -------------------------------------------------------------------------------
                                                         Charged to costs
                 Item                                      and expenses
- -------------------------------------------------------------------------------
Year Ended December 31, 1993
- -------------------------------------------------------------------------------
Maintenance and repairs                                      $131,166
                                                             ========

Year Ended December 31, 1992
- -------------------------------------------------------------------------------
Maintenance and repairs                                      $132,174
                                                             ========

Year Ended December 31, 1991
- -------------------------------------------------------------------------------
Maintenance and repairs                                      $143,980
                                                             ========

                                                               EXHIBIT INDEX
Number  Description                                                                      Incorporated by Reference to
 3-A    Restated Certificate of Incorporation of Hercules Incorporated as revised and    Exhibit 3-A, Annual Report on Form 10-K,
        amended July 6, 1988.                                                            filed March 26, 1993.

 3-B    By-Laws of Hercules Incorporated as revised and amended October 30, 1991.        Exhibit 3-B, Annual Report on Form 10-K,
                                                                                         filed March 26, 1993.

 4-A    Form of Rights Agreement between the Company and Manufacturers Hanover Trust     Form 8-A filed July 10, 1987*.
        Company, dated as of June 24,1987.

 4-B    The Company is party to several long-term debt instruments under which in each case the total amount of securities authorized does not exceed 10% of the total assets of Hercules. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation
        S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

 10-A   Hercules Incorporated Unit Incentive Plan.                                       Appendix A, Notice of Annual Meeting and
                                                                                         Proxy Statement Dated February 10, 1969*.

 10-B   Hercules Executive Survivor Benefit Plan. Exhibit 10-D, Annual Report on Form
        10-K, filed March 27, 1981.

 10-C   Hercules Incorporated Phantom Stock Plan.                                        Exhibit E, Notice of Annual Meeting and
                                                                                         Proxy Statement Dated February 14, 1986*.

 10-D   Hercules Incorporated Restricted Stock Plan of 1986.                             Exhibit B, Notice of Annual Meeting and
                                                                                         Proxy Statement Dated February 14, 1986*.

 10-E   Hercules Incorporated Stock Option Plan of 1986.                                 Exhibit D, Notice of Annual Meeting and
                                                                                         Proxy Statement Dated February 14, 1986*.

 10-F   Hercules Incorporated Deferred Compensation Plan.                                Exhibit 10-I, Annual Report on Form
                                                                                         10-K, filed March 29, 1988.

 10-G   Hercules Incorporated Long Term Incentive Compensation Plan.                     Exhibit 4.1, Registration Statement on
                                                                                         Form S-8, filed July 1, 1993.

 10-H   Hercules Incorporated Annual Management Incentive Compensation Plan.             Exhibit 10-H, Annual Report on Form 10-K,
                                                                                         filed March 26, 1993.

 10-I   Hercules Incorporated 1991 Nonemployee Director Stock Option Plan.               Exhibit 4.1, Registration Statement on
                                                                                         Form S-8, filed July 16, 1993.


                                                           EXHIBIT INDEX (Cont'd)

Number  Description                                                                      Incorporated by Reference to
 10-J   Hercules Incorporated Deferred Compensation Plan for Nonemployee Directors.      Exhibit 10-J, Annual Report on Form 10-K,
                                                                                         filed March 26, 1993.

 10-K   Hercules Incorporated Retirement Plan for Nonemployee Directors.                 Exhibit 10-K, Annual Report on Form 10-K,
                                                                                         filed March 26, 1993.

 10-L   Hercules Employee Pension Restoration Plan.                                      Exhibit 10-L, Annual Report on Form 10-K,
                                                                                         filed March 26, 1993.

 10-M   Form of Employment Contract between the Company and  certain directors and       Exhibit 10-J, Annual Report on Form 10-K,
        officers of the Company.                                                         filed March 29, 1988*.

 10-N   Form of Indemnification Agreement between the Company and certain directors      Annex II, Notice of Annual Meeting and
        and officers of the Company.                                                     and Proxy Statement Dated February 19,
                                                                                         1987*.

 10-O   Employment contract between the Company and R. Keith Elliott entered into        Exhibit 10-O, Annual Report on Form 10-K,
        April 19, 1991.                                                                  filed March 26, 1993.

 13     1992 Annual Report to Stockholders (such report, except for those portions thereof which are expressly incorporated by reference in this Annual Report on
        Form 10-K, is furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934).

 21     Subsidiaries of the Registrant.                                                  Page 35 of 1993 Form 10-K. See Part II,
                                                                                         Item 8.

 24-A   Consent of Independent Accountants.

 24-B   Consent of Company Counsel.

* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference should be located in
  SEC File No. 1-496.


Exhibit 24-A. CONSENT OF INDEPENDENT ACCOUNTANTS

   We consent to the incorporation by reference in the registration statements of Hercules Incorporated and subsidiary companies on Form S-8 [Registration No. 33-37279 (which includes Registration No. 33-21668), No. 33-14912, No. 33-15052, No. 33-21667, No. 33-47664, No. 33-51178, No. 33-52621, No. 33-66136
and No. 33-65352] and on Form S-3 (Registration No. 33-15104 and No. 33-33768) of our report dated February 9, 1993 on our audits of the consolidated financial statements and financial statement schedules of Hercules Incorporated and subsidiary companies as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, which report is included in this Annual Report on Form 10-K.





2400 Eleven Penn Center                                    Coopers & Lybrand
Philadelphia, Pennsylvania 19103
March 22, 1993




Exhibit 24-B. CONSENT OF COMPANY COUNSEL

   I hereby consent to the reference to Company Counsel in notes 23(c) and 23(d) of Notes to Financial Statements in the Hercules 1993 Annual Report to Stockholders.





Wilmington, Delaware                                     Michael B. Keehan
March 22, 1993                                           Vice President and
                                                         General Counsel
                                                         Hercules Incorporated