Form 10-Q
period 1994-03-31
HERCULES INC
filed 1994-05-13
CIK 46989

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549





                                  FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended March 31, 1994 Commission file number 1-496



                            HERCULES INCORPORATED

                            A Delaware Corporation
                I.R.S. Employer Identification No. 51-0023450
                                Hercules Plaza
                         Wilmington, Delaware  19894
                           Telephone:  302-594-5000




     Registrant (1) has filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     As of April 30, 1994, 39,967,440 shares of registrant's common stock were outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share)

                                                           (Unaudited)
                                                   Three Months Ended March 31
                                                        1994        1993
                                                        ----        ----
NET SALES. . . . . . . . . . . . . . . . . . . .      $680,028    $671,985

Cost of sales. . . . . . . . . . . . . . . . . .       476,454     478,048
Selling, general and administrative expenses . .        93,594      93,048
Research and development . . . . . . . . . . . .        15,978      16,535
Other operating expenses, net. . . . . . . . . .        15,511      35,939
                                                      --------    --------
PROFIT FROM OPERATIONS . . . . . . . . . . . . .        78,491      48,415

Equity in income of affiliated companies . . . .         6,367       4,469
Interest and debt expense. . . . . . . . . . . .         7,249       9,616
Other income, net. . . . . . . . . . . . . . . .           775      27,452
                                                      --------    --------
INCOME BEFORE INCOME TAXES AND EFFECT
  OF CHANGES IN ACCOUNTING PRINCIPLES. . . . . .        78,384      70,720
Provision for income taxes . . . . . . . . . . .        26,042      26,843
                                                      --------    --------
INCOME BEFORE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES. . . . . . . . . . . . .        52,342      43,877
Effect of changes in accounting principles . . .            --    (238,218)

NET INCOME (LOSS). . . . . . . . . . . . . . . .      $ 52,342   ($194,341)
                                                      ========    ========
EARNINGS (LOSS) PER SHARE:
Before effect of changes in accounting principles        $1.28       $1.01
Effect of changes in accounting principles . . .            --      ($5.48)
                                                      --------    --------
EARNINGS (LOSS) PER SHARE. . . . . . . . . . . .      $   1.28      ($4.47)
                                                      ========    ========
DIVIDENDS PER SHARE. . . . . . . . . . . . . . .      $    .56    $    .56
                                                      ========    ========
See accompanying notes to financial statements.

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

                                                              (Unaudited)
                                                      March 31  December 31
                                                        1994        1993
ASSETS                                                  ----        ----
Current Assets
Cash and cash equivalents. . . . . . . . . . . .   $    64,969   $  154,628
Accounts and notes receivable. . . . . . . . . .       629,800      575,924
Inventories
  Finished products. . . . . . . . . . . . . . .       194,406      199,053
  Materials, supplies, and work in process . . .       224,899      213,313
Deferred income taxes. . . . . . . . . . . . . .        83,605       83,605
                                                    ----------   ----------
     Total current assets. . . . . . . . . . . .     1,197,679    1,226,523

Property, plant and equipment. . . . . . . . . .     3,324,353    3,270,296
Accumulated depreciation and amortization. . . .     2,001,341    1,960,961
                                                    ----------   ----------
  Net property, plant and equipment. . . . . . .     1,323,012    1,309,335

Investments. . . . . . . . . . . . . . . . . . .       209,656      232,077
Other assets . . . . . . . . . . . . . . . . . .       378,069      394,026
                                                    ----------   ----------
                                                    $3,108,416   $3,161,961
                                                    ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses. . . . . .    $  633,847   $  633,771
Short-term debt. . . . . . . . . . . . . . . . .       237,962      163,901
Income taxes payable . . . . . . . . . . . . . .        56,478       86,539
                                                    ----------   ----------
  Total current liabilities. . . . . . . . . . .       928,287      884,211

Long-term debt . . . . . . . . . . . . . . . . .       308,414      316,871
Deferred income taxes. . . . . . . . . . . . . .       131,298      126,203
Postretirement benefits and other liabilities. .       467,482      466,469

Stockholders' equity
Common stock (issued 1994, 60,413,800;
  1993, 59,899,295 shares) . . . . . . . . . . .        31,466       31,198
Additional paid-in capital . . . . . . . . . . .       450,044      453,553
Foreign currency translation adjustment. . . . .        31,490       29,593
Retained earnings. . . . . . . . . . . . . . . .     1,984,750    1,955,005
                                                    ----------   ----------
                                                     2,497,750    2,469,349

Reacquired stock, at cost (1994, 20,134,972;
  1993, 19,062,295). . . . . . . . . . . . . . .     1,224,815    1,101,142
                                                    ----------   ----------
     Total stockholders' equity. . . . . . . . .     1,272,935    1,368,207
                                                    ----------   ----------
                                                    $3,108,416   $3,161,961
                                                    ==========   ==========
See accompanying notes to financial statements.

CONSOLIDATED STATEMENT
OF CASH FLOW
(Dollars in thousands)

                                                           (Unaudited)
                                                   Three Months Ended March 31
                                                        1994         1993
                                                        ----         ----
Net Cash Provided by Operations. . . . . . . . .    $  16,264    $  68,626
                                                    ---------    ---------
Cash Flow from Investing Activities:
Capital expenditures . . . . . . . . . . . . . .      (38,383)     (34,724)
Proceeds of investment and fixed asset disposals          607          164
Cash invested in unconsolidated affiliates . . .        4,108       (4,929)
Other, net . . . . . . . . . . . . . . . . . . .       (3,430)       3,818
                                                     --------     --------
Net Cash Used in Investing Activities. . . . . .      (37,098)     (35,671)
                                                     --------     --------
Cash Flow from Financing Activities:
Long-term borrowings . . . . . . . . . . . . . .       11,400       49,143
Long-term debt repayments. . . . . . . . . . . .      (82,072)     (51,586)
Change in short-term debt. . . . . . . . . . . .      154,866       45,022
Common stock issued. . . . . . . . . . . . . . .        2,576        6,492
Common stock reacquired. . . . . . . . . . . . .     (133,581)     (67,941)
Dividends paid . . . . . . . . . . . . . . . . .      (22,597)     (24,031)
                                                     --------     --------
Net Cash Used in Financing Activities. . . . . .      (69,408)     (42,901)
                                                     --------     --------
Effect of exchange rate changes on cash. . . . .          583         (240)
                                                     --------     --------
Net Decrease in Cash and Cash Equivalents. . . .      (89,659)     (10,186)
Cash and cash equivalents - beginning of period.      154,628       53,552
                                                     --------     --------
Cash and cash equivalents - end of period. . . .     $ 64,969     $ 43,366
                                                     ========     ========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
  Interest (net of amount capitalized) . . . . .        $7,252       $9,196
  Income taxes . . . . . . . . . . . . . . . . .        51,529        4,619
Noncash investing and financing activities:
  Conversion of notes and debentures . . . . . .        22,648        8,483
  Contribution of net assets to joint venture. .            --           --
  Accounts payable for common stock acquisitions        14,566        4,824
  Incentive plan stock issuances . . . . . . . .         4,026        2,937

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)                                           (Unaudited)


1. These condensed financial statements are unaudited, but in the opinion of management include all adjustments (consisting of only normal accruals) necessary to present fairly the company's financial position and results of operations for interim periods. It is suggested that these condensed financial statements be read in conjunction with the accounting policies and the financial statements and notes thereto included in the company's annual report for 1993.

2. Equity in income of affiliated companies is reported before applicable income taxes. Previously, equity in income of affiliated companies was reported net of applicable income taxes. Management believes that the current presentation is more meaningful. The effect on income before income taxes and provision for income taxes is $6,367 and $2,302, respectively for the quarter ended March 31, 1994 and $4,467 and $1,999, respectively for the quarter ended March 31, 1993. 1993 financial statements have been reclassified to conform with the 1994 presentation.

3. Primary earnings per share are calculated on the basis of average number of common and common equivalent shares of 40,849,575 at March 31, 1994 and 43,489,460 at March 31, 1993. Earnings have been adjusted to reflect the elimination of interest expense, net of taxes, on the 6.5% convertible debentures, of $56 for the quarter ended March 31, 1994, and $42 for the quarter ended March 31, 1993.

  Fully diluted earnings per share, which additionally assume conversion of the 8% convertible subordinated debentures, are not materially different from primary earnings per share. In the fully diluted computation, the number of shares is increased by 1,716,835 in 1994 and 2,498,046 in 1993. Earnings are further adjusted in both 1994 and 1993 to reflect the elimination of interest expense on the 8% debentures (net of taxes) in the amount of $1,116 and $1,461, respectively.

4. Cost and expenses include depreciation and amortization of $39,183 and $41,703 for the quarters ended March 31, 1994 and 1993, respectively.

5. Other operating expenses, net for the quarters ended March 31, 1994 and 1993 include environmental cleanup costs, principally for nonoperating sites, of $5,234 and $3,947, respectively, and net restructuring charges and writeoffs of $9,809 and $31,992, respectively.

6. Interest and debt costs are summarized as follows:
                                                         March 31
                                                   1994                1993
     Three Months Ended:                           ----                ----
          Costs incurred . . . . . . . .         $8,765             $10,775
          Amount capitalized . . . . . .          1,516               1,159
                                                 ------             -------
          Interest expense . . . . . . .         $7,249             $ 9,616
                                                 ======             =======

7. Other income (expense), net for the quarter ended March 31, 1994, includes gains from the sale of an investment of $4,461. The first quarter of 1993 includes gains from litigation settlements of $27,536.

8. Dividends received from affiliated companies accounted for on the equity method were $6,677 and $8,075 during the quarters ended March 31, 1994 and 1993, respectively.

9. Accounts receivable include amounts under long-term contracts and subcontracts (principally with the U.S. Government or U.S. Government contractors) of $203,311 at March 31, 1994 and $196,465 at December 31, 1993, net of progress payments of $388,479 and $373,132, respectively. Included in these amounts are unbilled accounts receivable (work in progress and claims) of $145,469 and $113,282, respectively, representing recoverable costs and accrued profits which will be billed in accordance with contract terms and delivery schedules. Receivables which will not be collected within one year are $21,104 at March 31, 1994 and $15,144 at December 31, 1993.

     Long-term U.S. Government contracts and subcontracts are subject to termination by the government; however, in these circumstances an equitable settlement of work performed is negotiated unless in the unlikely event it is determined to be a termination for default. Additionally, certain contracts are subject to renegotiation.

10. A summary of short-term and long-term debt follows:
                                                  March 31,      December 31,
                                                    1994             1993
Short-term:                                         ----             ----
Commercial paper . . . . . . . . . . . . . . . . $156,525         $     --
Banks. . . . . . . . . . . . . . . . . . . . . .   27,908           29,566
Current maturities . . . . . . . . . . . . . . .   53,529          134,335
                                                 --------         --------
                                                 $237,962         $163,901
                                                =========         ========

At March 31, 1994, Hercules had $74,753 of unused lines of credit that may be drawn as needed. Lines of credit in use or supporting commercial paper at March 31, 1994, were $26,719.

Long-term:
6.625 notes due 2003. . . . . . . . . . . . . . .     $124,828    $124,823
6.5% convertible subordinated debentures due 1999        4,873       5,568
8% convertible subordinated debentures due 2010 .       74,806      96,759
7.85% notes due 2000. . . . . . . . . . . . . . .       25,000      25,000
Term loans due 1993-1995. . . . . . . . . . . . .      101,795      52,166
Variable rate loans (a) . . . . . . . . . . . . .       11,400          --
9.6% notes due 1994 . . . . . . . . . . . . . . .           --      50,000
8.5% debentures due 2017 (b). . . . . . . . . . .           --      79,144
Other . . . . . . . . . . . . . . . . . . . . . .       19,241      17,746
                                                      --------    --------
                                                       361,943     451,206
Current maturities of long-term debt. . . . . . .      (53,529)   (134,335)
                                                      --------    --------
Net long-term debt. . . . . . . . . . . . . . . .     $308,414    $316,871
                                                      ========    ========

(a) Unsecured bank borrowings with average maturities of 400 days, with interest at a negotiated spread over lenders' cost of funds.
(b)  Debentures were redeemed in the first quarter of 1994.

11. Since 1991, the Board of Directors has authorized the repurchase of up to 15,950,000 shares of company common stock, 1,450,000 shares of which is intended to satisfy requirements of various employee benefit programs. Through March 31, 1994, a total of 9,969,400 shares of common stock (including 950,000 shares for employee benefit programs) had been purchased in the open market at an average price of $73.44 per share.

12.  (a) Environmental
     Hercules has been identified as a potentially responsible party (PRP) by Federal and State authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $69,000 and $226,000. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules brought suit in late 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. Hercules has not included any insurance recovery in the estimates set forth above.

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

     Other defendants in this litigation have either settled with the Government or, in the case of the Department of Defense (DoD), have been held not liable. Hercules intends to appeal the Court's decision holding it jointly and severally liable, and Hercules has filed a notice of appeal to the court's order finding the DoD not liable. Once the Court issues its opinion on Uniroyal and Standard Chlorine, appeals on these issues may also be made.

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

     At March 31, 1994, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The measurement of the liability is evaluated quarterly based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

     (b) Litigation
     Hercules is a defendant in numerous lawsuits that arise out of and are incidental to the conduct of its business. In these legal proceedings no director, officer or affiliate is a party or a named defendant. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings and personal injury matters. Hercules is also a defendant in one Federal administrative law proceeding. While it is not feasible to predict the outcome of all pending suits and claims, management does not anticipate that the ultimate resolution of these matters will have a material adverse effect upon the consolidated financial position of the company.

13. On April 7, 1994, Hercules completed the divestiture of its Packaging Films unit for $161,000 in cash, subject to post-closing adjustments. The effect of the divestiture on the results of operations is not significant.
Net sales of this unit were $42,000 and $40,000 for the quarters ended March 31, 1994 and March 31, 1993. Operating profits for the comparable periods were $1,000 and $2,000, respectively.

OTHER FINANCIAL INFORMATION

Operational Highlights
(Dollars in millions)

                                                  Three Months Ended March 31
                                                       1994           1993
Net Sales by Industry Segment                          ----           ----
             Chemical Specialties. . . . . .           $255           $240
             Food & Functional Products. . .            222            215
             Aerospace . . . . . . . . . . .            160            172
             Corporate and Other . . . . . .             43             45
                                                       ----           ----
                 TOTAL . . . . . . . . . . .           $680           $672
                                                       ====           ====
Profit (Loss) from Operations by Industry Segment
             Chemical Specialties. . . . . .            $43            $36
             Food & Functional Products. . .             33             31
             Aerospace . . . . . . . . . . .              9             13
             Corporate and Other . . . . . .             (7)           (32)(a)
                                                        ---            ---
                 TOTAL . . . . . . . . . . .            $78            $48
                                                        ===            ===
(a) Includes a $25 charge for restructuring

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
All comparisons within the following discussion are with the corresponding periods in the previous year, unless otherwise stated.

Consolidated net sales for the first quarter of 1994 were marginally higher. Sales in the Chemical Specialties and Food & Functional Products segments increased by 5% to $477 million while Aerospace sales declined by 7% to $160 million, reflecting continued contraction in the defense business.

Profit from operations increased by 62% to $78 million, principally from lower restructuring charges (included in other operating expenses) and higher gross profit margins. 1994 restructuring charges are largely comprised of additional severance costs (particularly affecting the Aerospace segment) related to a company-wide reduction in personnel, which was completed in March 1994. 1993 restructuring charges principally reflect the planned disposition of Liquid Molding Resins. Selling, general and administrative, and research and development expenses were relatively flat. Cost savings from previous restructurings and the continuation of cost management programs were offset by increased expenses for employee incentive compensation programs (principally related to performance above target levels and increases in the company's stock price).

Chemical Specialties: Higher resins pricing along with higher absorbent and textile products volumes resulted in a 6% increase in net sales. In addition to the increased sales, lower manufacturing costs in both resins and absorbent and textile products resulted in a 20% improvement in profit from operations. Paper chemicals sales and operating results were relatively flat reflecting continued sluggish conditions in the paper industry.

Food and Functional Products: Net sales and profit from operations were relatively flat across all business units compared with the prior year's first quarter. Price increases in water soluble polymers reflecting strong demand in the paint and construction markets were more than offset by lower demand in the oil and gas services market. Although food gums volumes were up, continued worldwide excess capacity and competitive pressures resulted in price softening during the quarter.

Aerospace sales decreased by 7% due to continued declines in defense business, including the beginning of the phasedown of the Titan IV solid rocket motor upgrade subcontract. The effect on operating profit of the sales decline was offset by improved performance on the Titan program. Contract termination settlement and incentive award fees of $5 million were at the same level as the previous year. Profit from operations, however, declined by 31% principally because of higher severance costs.

Corporate and Other: While net sales were relatively flat for the quarter, operating losses declined by $25 million, principally reflecting lower restructuring charges in 1994.

Equity in income of affiliated companies (see note 2) increased by $2 million principally reflecting higher earnings in Tastemaker, the 50% owned flavors joint venture formed in early 1992.

Interest and debt costs incurred declined by $2 million due to reduced levels of debt and decreases in interest rates.

Other income (expense), net showed an unfavorable change of $27 million, principally due to favorable litigation settlements in 1993, aggregating $28 million, partially offset by the $4 million gain in 1994 on the sale of an investment.

The provision for income taxes for the first quarter of 1994 reflects an estimated annual effective tax rate of 33.6%, combined with a relatively low rate on the sale of an investment. Both the 1994 estimated rate and the 1993 full-year rate of 34% are lower than the federal statutory rate. While the 1994 rate has been favorably affected by increased utilization of foreign tax credits and reduced foreign taxes, the 1993 rate was favorably affected by a research and experimentation tax credit of $10 million, offset by a relatively high tax rate on the sale of Hercules' investment in a foreign affiliate.

Financial Condition
Cash flow from operations was $16 million for the first quarter of 1994, compared to $68 million for the corresponding quarter in 1993. The decrease is principally attributable to the timing of income tax payments associated with the restructuring of the Titan IV solid rocket motor upgrade contract. Income tax payments in the first quarter of 1994 were $47 million higher than the corresponding period of 1993.

Short-term liquidity has remained stable since year-end 1993. Both the current ratio and the quick ratio are relatively flat at 1.3 and 0.8, respectively. At March 31, 1994, $75 million is available under short-term lines of credit.

During the first quarter of 1994, an additional 1,114,100 shares of common
stock were reacquired in the open market.   As a percentage of total
capitalization, total debt increased from 26% to 30%, during the first quarter of 1994, principally as a result of increased debt. Management intends to maintain this ratio at approximately 30%. Funds available under revolving credit agreements at March 31, 1994 exceed $223 million; in addition, $50 million is accessible, depending upon market conditions, under a shelf registration.

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

   On February 17, 1994, Hercules received an Administrative Order and Notice of Civil Administrative Penalty Assessment (the "Order") for alleged violations of Hercules' water discharge (NPDES) permit at its Kenvil, New Jersey facility. The fine identified in the Order is $141,750. Although Hercules has requested an administrative hearing on this matter, negotiations with the State of New Jersey Department of Environment and Energy ("NJDEPE") are ongoing. Hercules expects that the ultimate penalty amount to be paid to the NJDEPE under the terms of the Order will exceed $100,000.

Item 4. Submission of Matters to a Vote of Security Holders.

A SUMMARY OF THE FINAL RESULTS OF VOTING ON THE RESOLUTIONS PROPOSED TO SHAREHOLDERS AT THE ANNUAL MEETING HELD APRIL 28, 1994, IS AS FOLLOWS:

   1.   Election of Directors
        A total of 33,377,155 shares, or 82.19 percent of the shares entitled to vote at the meeting, voted FOR Richard M. Fairbanks, III, as a director; 33,369,304 shares, or 82.17 percent, voted FOR Edith E. Holiday; 33,382,615 shares, or 82.20 percent, voted FOR H. Eugene McBrayer; and 33,374,906 shares, or 82.19 percent, voted FOR Lee M. Thomas. A total of 207,845 shares, or 0.51 percent of the shares entitled to vote at the meeting, WITHHELD votes for Mr. Fairbanks; 215,696 shares, or 0.53 percent, WITHHELD votes for Mrs. Holiday; 202,385 shares, or 0.50 percent, WITHHELD votes for Mr. McBrayer and 210,094 shares, or 0.52 percent, WITHHELD votes for Mr. Thomas.

        Directors continuing in office after the meeting are: Manfred Caspari, R. Keith Elliott, Thomas L. Gossage, Robert G. Jahn, Gaynor
        E. Kelley, Ralph L. MacDonald, Jr., and Richard Schwartz .

   2.   Ratification of Coopers & Lybrand as Auditors
        The proposal received the required favorable majority vote necessary FOR approval. Of the shares voting on this proposal, 33,411,157, or
        99.48 percent, were FOR; 106,499, or 0.32 percent, were AGAINST; and 67,344, or 0.20 percent, ABSTAINED.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits - None

     (b)  Reports on Form 8-K.

          Hercules was not required to file any reports on Form 8-K for the quarter ended March 31, 1994.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Hercules Incorporated



                                        by   R. Keith Elliott
                                           --------------------------------
                                             R. Keith Elliott
                                             Senior Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer
                                             and duly authorized signatory)
                                             May 11, 1994


                                        by   T. A. Ciconte
                                           ---------------------------------
                                             T. A. Ciconte
                                             Vice President and Controller
                                             (Principal Accounting Officer)
                                             May 11, 1994