Form 10-Q
period 1994-06-30
HERCULES INC
filed 1994-08-12
CIK 46989

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549





                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1994                   Commission file number 1-496
                  -------------                                          -----


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

       As of July 30, 1994, 39,546,032 shares of registrant's common stock were outstanding.

                                                       PART I - FINANCIAL INFORMATION
                                                       ------------------------------
       Item 1. Financial Statements.

HERCULES INCORPORATED
CONSOLIDATED
STATEMENT OF INCOME
(Dollars in thousands, except per share)
                                                                                                              (Unaudited)
                                                                        Three Months Ended June 30     Six Months Ended June 30
                                                                                  1994       1993            1994         1993
                                                                                  ----       ----            ----         ----
Net Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $705,975   $710,689      $1,386,003   $1,382,674

Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    490,354    509,852         966,808      987,900
Selling, general and administrative expenses. . . . . . . . . . . . . . . .     88,332     88,332         181,926      181,380
Research and development. . . . . . . . . . . . . . . . . . . . . . . . . .     17,629     19,134          33,607       35,669
Other operating expenses, net . . . . . . . . . . . . . . . . . . . . . . .      9,402      7,772          24,913       43,711
                                                                              --------   --------      ----------   ----------
Profit From Operations. . . . . . . . . . . . . . . . . . . . . . . . . . .    100,258     85,599         178,749      134,014

Equity in income of affiliated companies. . . . . . . . . . . . . . . . . .      7,834      7,903          14,201       12,372
Interest and debt expense . . . . . . . . . . . . . . . . . . . . . . . . .      7,266      9,895          14,515       19,511
Other income (expense), net . . . . . . . . . . . . . . . . . . . . . . . .    (4,150)      4,655         (3,375)       32,107
                                                                              --------   --------      ----------   ----------
Income Before Income Taxes and
Effect of Changes in Accounting Principles. . . . . . . . . . . . . . . . .     96,676     88,262         175,060      158,982
Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . .     32,030     33,520          58,072       60,363
                                                                              --------   --------      ----------   ----------
Income Before Effect of Changes
   in Accounting Principles . . . . . . . . . . . . . . . . . . . . . . . .     64,646     54,742         116,988       98,619
Effect of changes in accounting principles. . . . . . . . . . . . . . . . .         --         --              --    (238,218)
                                                                              --------   --------      ----------   ----------
Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 64,646   $ 54,742      $  116,988   $(139,599)
                                                                              ========   ========      ==========   ==========
Earnings (Loss) Per Share:

Before effect of changes in accounting principles . . . . . . . . . . . . .   $   1.62   $   1.26      $     2.90   $     2.27

Effect of changes in accounting principles. . . . . . . . . . . . . . . . .         --         --              --       (5.49)
                                                                              --------   --------      ----------   ----------
Earnings (Loss) per share . . . . . . . . . . . . . . . . . . . . . . . . .   $   1.62   $   1.26      $     2.90   $   (3.22)
                                                                              ========   ========      ==========   ==========
Dividends Per Share . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    .56   $    .56      $     1.12   $     1.12
                                                                              ========   ========      ==========   ==========

See accompanying notes to financial statements.


HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

                                                         (Unaudited)
                                                   June 30       December 31
                                                    1994            1993
                                                   -------       -----------
ASSETS
Current Assets
Cash and cash equivalents. . . . . . . . . . .   $   53,957      $  154,628
Accounts and notes receivable. . . . . . . . .      640,327         575,924
Inventories
    Finished products. . . . . . . . . . . . .      168,955         199,053
    Materials, supplies, and work in process .      213,257         213,313
Deferred income taxes. . . . . . . . . . . . .       83,605          83,605
                                                 ----------      ----------
         Total current assets . . . . . . . .     1,160,101       1,226,523

Property, plant and equipment . . . . . . . .     3,067,200       3,270,296
Accumulated depreciation and amortization . .     1,845,894       1,960,961
                                                 ----------      ----------
    Net property, plant and equipment . . . .     1,221,306       1,309,335

Investments . . . . . . . . . . . . . . . . .       217,125         232,077

Other assets. . . . . . . . . . . . . . . . .       375,710         394,026
                                                 ----------      ----------
                                                 $2,974,242      $3,161,961
                                                 ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses . . . .    $  600,572      $  633,771

Short-term debt . . . . . . . . . . . . . . .       190,023         163,901

Income taxes payable. . . . . . . . . . . . .        77,356          86,539
                                                 ----------      ----------
    Total current liabilities . . . . . . . .       867,951         884,211

Long-term debt. . . . . . . . . . . . . . . .       296,147         316,871

Deferred income taxes . . . . . . . . . . . .       107,860         126,203

Postretirement benefits and other liabilities       456,183         466,469

Stockholders' equity
Common stock (issued 1994, 60,634,098;
    1993, 59,899,295 shares). . . . . . . . .        31,581          31,198

Additional paid-in capital. . . . . . . . . .       469,339         453,553

Foreign currency translation adjustment . . .        48,428          29,593

Retained earnings . . . . . . . . . . . . . .     2,027,428       1,955,005
                                                 ----------      ----------
                                                  2,576,776       2,469,349

Reacquired stock, at cost (1994, 21,103,687;
    1993, 19,062,295 shares). . . . . . . . .     1,330,675       1,101,142
                                                 ----------      ----------
    Total stockholders' equity. . . . . . . .     1,246,102       1,368,207
                                                 ----------      ----------
                                                 $2,974,242      $3,161,961
                                                 ==========      ==========

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW
(Dollars in thousands)

                                                         (Unaudited)
                                                  Six Months Ended June 30
                                                    1994            1993
                                                    ----            ----
Net Cash Provided by Operations. . . . . . . . .   $  70,536      $220,024

Cash Flow from Investing Activities:
Capital expenditures . . . . . . . . . . . . . .     (76,536)      (67,721)
Proceeds of investment and fixed asset disposals     166,388        59,495
Cash invested in unconsolidated affiliates . . .       2,395        (5,321)
Other, net . . . . . . . . . . . . . . . . . . .      (1,075)        2,902
                                                   ----------    ----------
Net Cash Used in Investing Activities. . . . . .      91,172       (10,645)
                                                   ----------    ----------
Cash Flow from Financing Activities:
Long-term borrowings . . . . . . . . . . . . . .      11,911       194,327
Long-term debt repayments. . . . . . . . . . . .    (137,051)     (154,323)
Change in short-term debt. . . . . . . . . . . .     156,989        (2,279)
Common stock issued. . . . . . . . . . . . . . .       6,841         8,201
Common stock reacquired. . . . . . . . . . . . .    (255,992)     (109,043)
Dividends paid . . . . . . . . . . . . . . . . .     (44,565)      (48,032)
                                                   ----------    ----------
Net Cash Used in Financing Activities. . . . . .    (261,867)     (111,149)
                                                   ----------    ----------
Effect of exchange rate changes on cash. . . . .        (512)       (1,193)
                                                   ----------    ----------
Net Increase (Decrease) in Cash and
    Cash Equivalents . . . . . . . . . . . . . .   $(100,671)    $  97,037
Cash and cash equivalents - beginning of period.     154,628        53,552
                                                   ----------    ----------
Cash and cash equivalents - end of period. . . .   $  53,957      $150,589
                                                   ==========     =========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
    Interest (net of amount capitalized) . . . .  $   17,874     $  20,124
    Income taxes . . . . . . . . . . . . . . . .      91,597        39,254
Noncash investing and financing activities:
    Conversion of notes and debentures . . . . .      29,752        15,306
    Accounts payable for common stock
         acquisitions. . . . . . . . . . . . . .          --         5,348
    Incentive plan stock issuances . . . . . . .      26,502        14,464



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

2. In 1994, equity in income of affiliated companies is reported before applicable income taxes and included in income before income taxes and effect of changes in accounting principles. Through December 31, 1993, equity in income of affiliated companies was reported net of applicable income taxes and included after tax in income before effect of changes in accounting principles. Management believes that the current presentation is more meaningful. The effect on income before income taxes is $7,834 and $14,201 for the second quarter and six months ended June 30,1994 respectively, and $7,903 and $12,372 for comparable 1993 periods. The effect on provision for income taxes is $2,168 and $4,470 for the second quarter and six months ended June 30, 1994 respectively, and $1,765 and $3,764 for comparable 1993 periods.

3. Primary earnings per share are calculated on the basis of average number of common and common equivalent shares of 40,031,221 for the quarter ended June 30, 1994; 40,371,700 for the six months ended June 30, 1994, and 43,314,826 for the quarter ended June 30, 1993 and 43,415,882 for the six months ended June 30, 1993. Net income has been adjusted to reflect the elimination of interest expense, net of taxes, on the 6-1/2% convertible debentures in the following amounts:
                                                           June 30
                                                        1994      1993
                                                        ----      ----
     Three months ended. . . . . . . . . . . . . .      $ 54      $ 64
     Six months ended. . . . . . . . . . . . . . .       110       106

     Fully diluted earnings per share, which additionally assumes conversion of the 8% convertible subordinated debentures, is not materially different from primary earnings per share. In the fully diluted computation, the number of shares is increased by 1,768,181 shares in 1994 and 2,369,157 shares in 1993. Net income is further adjusted in the quarter and six-month periods for both 1994 and 1993 to reflect the elimination of interest expense on the 8% debentures (net of taxes) in the amount of $889 and $1,949, respectively for 1994, and $1,320 and $2,781, respectively for the corresponding periods in 1993.

4.   Cost and expenses include depreciation and amortization as follows:
                                                           June 30
                                                        1994      1993
                                                        ----      ----
     Three months ended. . . . . . . . . . . . . .   $36,140   $42,106
     Six months ended. . . . . . . . . . . . . . .    75,323    83,809

5. Other operating expenses, net for the quarter and six months ended June 30, 1994, include environmental cleanup costs, principally for nonoperating sites, of $5,370 and $10,604, respectively, and net restructuring charges and writeoffs of $4,033 and $14,309, for the respective periods. The quarter and six months ended June 30, 1993, include environmental cleanup costs for nonoperating sites of $6,670 and $10,617, respectively, and net restructuring charges and writeoffs of $1,102 and $33,094, for the respective periods.

6.   Interest and debt costs are summarized as follows:
                                                           June 30
                                                        1994      1993
     Three Months Ended:                                ----      ----
          Costs incurred . . . . . . . . . . . . .   $ 9,114   $11,141
          Amount capitalized . . . . . . . . . . .     1,848     1,246
                                                     -------   -------
          Interest expense . . . . . . . . . . . .   $ 7,266   $ 9,895
                                                     =======   =======

     Six Months Ended:
          Costs incurred . . . . . . . . . . . . .   $17,879   $21,916
          Amount capitalized . . . . . . . . . . .     3,364     2,405
                                                     -------   -------
          Interest expense . . . . . . . . . . . .   $14,515   $19,511
                                                     =======   =======

7. Other income (expense), net for the quarter ended June 30, 1994, includes provisions related to ongoing litigation, exchange and translation adjustments, and minority interest. Additionally, the six month period includes gain from the sale of an investment of $4,461. The second quarter of 1993 includes a gain on the sale of a 63% ownership interest in an affiliated company of $15,505, and charges related to contract disputes of $8,800. Additionally, the six-month period includes gains from litigation settlements of $27,536.

8. Dividends received from affiliated companies accounted for on the equity method were as follows:
                                                           June 30
                                                        1994      1993
                                                        ----      ----
     Three months ended. . . . . . . . . . . . . . $   1,850   $ 6,254
     Six months ended. . . . . . . . . . . . . . .     8,527    14,329

9. Accounts receivable include amounts under long-term contracts and subcontracts (principally with the U.S. Government or U.S. Government contractors) of $210,516 at June 30, 1994, and $196,465 at December 31, 1993,
net of progress payments of $367,099 and $373,132, respectively. Included in these amounts are unbilled accounts receivable (work in progress and claims) of $148,870 and $113,282, respectively, representing recoverable costs and accrued profits which will be billed in accordance with contract terms and delivery schedules. Receivables which will not be collected within one year are $21,549 at June 30, 1994, and $15,144 at December 31, 1993.

     Long-term U.S. Government contracts and subcontracts are subject to termination by the government; however, in these circumstances an equitable settlement of work performed is negotiated unless in the unlikely event it is determined to be a termination for default. Additionally, certain contracts are subject to renegotiation.

10.  A summary of short-term and long-term debt follows:
                                                      June 30   December 31
                                                       1994         1993
                                                      -------   -----------
Short-term:
Commercial paper. . . . . . . . . . . . . . . . . .  $161,525    $     --
Banks . . . . . . . . . . . . . . . . . . . . . . .    25,031      29,566
Current maturities. . . . . . . . . . . . . . . . .     3,467     134,335
                                                     --------    --------
                                                     $190,023    $163,901
                                                     ========    ========

At June 30, 1994, Hercules had $67,591 of unused lines of credit that may be drawn as needed. Lines of credit in use or supporting commercial paper at June 30, 1994, were $24,474.

Long-term:
6.625% notes due 2003 . . . . . . . . . . . . . . .  $124,833      $124,823
6.5% convertible subordinated debentures due 1999 .     4,449         5,568
8% convertible subordinated debentures due 2010 . .    68,126        96,759
7.85% notes due 2000. . . . . . . . . . . . . . . .    25,000        25,000
8.5% debentures due 2017 (a). . . . . . . . . . . .        --        79,144
9.6% notes due 1994 . . . . . . . . . . . . . . . .        --        50,000
Term loans due 1993-1995. . . . . . . . . . . . . .    51,888        52,166
Variable rate loans (b) . . . . . . . . . . . . . .     6,900            --
Other . . . . . . . . . . . . . . . . . . . . . . .    18,418        17,746
                                                     --------      --------
                                                      299,614       451,206
Current maturities of long-term debt. . . . . . . .   (3,467)     (134,335)
                                                     --------      --------
Net long-term debt. . . . . . . . . . . . . . . . .  $296,147      $316,871
                                                     ========      ========

(a)  Debentures were redeemed in first quarter 1994.
(b) Uncollateralized bank borrowings with average maturities of 400 days, with interest at a negotiated spread over lenders' cost of funds.

11. Since 1991, the Board of Directors has authorized the repurchase of up to 15,950,000 shares of company common stock, 1,450,000 shares of which is intended to satisfy requirements of various employee benefit programs.
Through June 30, 1994, a total of 10,825,600 shares of common stock (including 950,000 shares for employee benefit programs) had been purchased in the open market at an average price of $76.09 per share.

12.  Commitments and Contingencies
     (a) Environmental
     Hercules has been identified as a potentially responsible party (PRP) by Federal and State authorities for environmental cleanup at numerous sites.
The estimated range of the reasonably possible costs of remediation is between $69,000 and $226,000. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules brought suit in late 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. Hercules has not included any insurance recovery in the estimates set forth above.

     Litigation over liability at Jacksonville, Arkansas, the most significant site, has been pending since 1980. As a result of a pretrial court ruling in October 1993, Hercules has been held jointly and severally liable for costs incurred and for future remediation costs at the Jacksonville site. The court has not entered its ruling on the liability of Uniroyal Chemical Ltd. and Standard Chlorine of Delaware. Appeal of the court's ruling with respect to the finding of Hercules being jointly and severally liable will be filed promptly after issuance of a final court order. Appeals of the court's expected rulings with respect to Uniroyal and Standard Chlorine of Delaware are probable.

     Other defendants in this litigation have either settled with the Government or, in the case of the Department of Defense, have been held not liable. Hercules has appealed the Court's order finding the DoD not liable. A decision may be received in late 1994.

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

     At June 30, 1994, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The measurement of the liability is evaluated quarterly based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

     (b) Litigation
     Hercules is a defendant in numerous lawsuits that arise out of and are incidental to the conduct of its business. In these legal proceedings no
director, officer or affiliate is a party or a named defendant.   These suits
concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings and personal injury matters. Hercules is also a defendant in one Federal administrative law proceeding and two Qui Tam ("Whistle Blower") Lawsuits brought by former employees. While it is not feasible to predict the outcome of all pending suits and claims, management does not anticipate that the ultimate resolution of these matters will have a material adverse effect upon the consolidated financial position of the company.

13. On April 7, 1994, Hercules completed the divestiture of its Packaging Films unit for $161,000 in cash, subject to post-closing adjustments. The effect of the divestiture on the results of operations is not significant. Net sales of this unit were $5,000 and $44,000 for the second quarter ended
June 30, 1994 and June 30, 1993, and $47,000 and $84,000 for the six-month period. Operating profits were $1,000 and $4,000 for the second quarter ended June 30, 1994 and June 30, 1993, respectively, and $1,000 and $6,000 for the six-month period, respectively.


OTHER FINANCIAL INFORMATION
- ---------------------------

OPERATIONAL HIGHLIGHTS
- ----------------------
(Dollars in millions)

                                                                         Three Months Ended June 30     Six Months Ended June 30
                                                                                1994      1993               1994         1993
                                                                                ----      ----               ----         ----
Net Sales by Industry Segment
     Chemical Specialties. . . . . . . . . . . . . . . . . . . . . .          $ 272    $  254            $   527      $   494
     Food & Functional Products. . . . . . . . . . . . . . . . . . .            244       235                466          450
     Aerospace . . . . . . . . . . . . . . . . . . . . . . . . . . .            183       175                343          347
     Corporate and Other . . . . . . . . . . . . . . . . . . . . . .              6        47                 49           92
                                                                              ------   -------            -------      -------
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 706    $  711             $1,386       $1,383
                                                                              ======   =======            =======      =======
Profit (Loss) from Operations by
     Industry Segment
     Chemical Specialties. . . . . . . . . . . . . . . . . . . . . .         $   54    $   42            $    97      $    78
     Food & Functional Products. . . . . . . . . . . . . . . . . . .             40        35                 73           66
     Aerospace . . . . . . . . . . . . . . . . . . . . . . . . . . .             13        14                 22           27
     Corporate and Other . . . . . . . . . . . . . . . . . . . . . .             (7)       (5)               (13)         (37)(a)
                                                                              ------   -------            -------      -------
           Total . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 100    $   86             $  179       $  134
                                                                              ======   =======            =======      =======

(a)  Includes a $25 charge for restructuring during the first quarter of 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
         Within the following discussion, unless otherwise stated, "quarter" and "six-month period" refer to the second quarter of 1994 and the six months ended June 30, 1994. All comparisons are with the corresponding periods in the previous year.

         Consolidated net sales for the quarter and six-month period were relatively flat. The loss of sales from the Packaging Films unit, which was divested on April 7, 1994, was offset by increased sales in the continuing business segments.

         Profit from operations increased by $14 million or 16% for the quarter, principally because of higher gross margins. Margins rose to 30.5% from 28.3% for the quarter and similarly for the six-month period. Increased volume, lower manufacturing and raw material costs combined with higher resins prices improved margins in Chemical Specialties. Food and Functional
Products margin improvements were led by volume increases while Aerospace margins were modestly higher. For the six-month period, profit from operations increased $44 million or 33%. The increase reflects a $25 million charge taken in the first quarter of 1993 for restructuring coupled with 1994 improvements in gross margin.

         On April 7, 1994, Hercules completed its previously announced divesti-ture of its Packaging Films unit. The effects of the divestiture on the financial statements for the second quarter and six months ended June 30, 1994 are discussed below. (See also Note 13.)

         On July 11, 1994, Hercules and Alliant Techsystems (Alliant) signed a Letter of Intent under which Alliant will acquire a substantial portion of the Aerospace segment for $365 million in cash and 3.5 million shares of newly issued Alliant common stock resulting in Hercules having a 26% ownership position in Alliant. The proposed transaction would exclude Hercules' composite materials business. Included in the proposed sale are Aerospace units whose reported combined revenues and operating profits were $660 million and $105 million, respectively in 1993. The two companies have also agreed that Hercules will hold two of the eight nonemployee seats on the Alliant
Board of Directors. The transaction is subject to certain conditions, including the negotiation of a definitive agreement, required filings, expiration of the waiting period, and approval by Alliant shareholders. Closing is projected to take place by year end 1994.

         Chemical Specialties sales increased 7% for the quarter and six-month period. Higher resins pricing and volume along with higher absorbent and textile products volume primarily account for the sales increase. In addition to increased sales, lower manufacturing and raw material costs in resins and absorbent and textile products resulted in a 30% improvement in second quarter profit from operations and a 25% improvement for the six-month period. Paper chemicals sales and operating profit were slightly higher for the quarter and six-month period reflecting a modest economic recovery in Europe.

         Food and Functional Products revenues increased $9 million and $17 million for the second quarter and six-month period, respectively, an approximate 4% increase for both periods. Increased volume in food gums and electronic and printing products resulted in the revenue improvement. Although food gums volumes were up, continued worldwide excess capacity and competitive pressure resulted in price softening in the quarter and six-month period. Water soluble polymers revenues remained flat over the second quarter and six-month period. Price increases, reflecting strong demand in the paint and construction markets were offset by lower demand in the oil and gas services market along with declines in coatings due to continued reductions in military budgets and pricing pressures on furniture coating applications. Profit from operations benefited from increased volume and resulted in a more than 10% improvement over the comparable 1993 periods.

         Aerospace sales and profit from operations were relatively flat for the quarter and six-month period. Revenue declines from overall defense budget cuts, reduced number of new programs, program cancellations and delays in funding have been offset by increased sales of composite fiber into the Department of Defense (DoD) market. Profit from operations was essentially flat for the quarter while declining 18% in the six-month period. The second quarter results reflect improved performance on the Titan program while the six-month period reflects lower incentive award fees and higher severance costs.

         Corporate and Other sales decline relates primarily to the divestiture of the Packaging Films business on April 7, 1994. While net sales have declined, operating losses have also declined principally reflecting lower restructuring charges in 1994.

         Equity in income of affiliated companies (see Note 2) remained flat for the second quarter while increasing $2 million for the six-month period. The second quarter reflects higher Tastemaker earnings offset by the disposi-tion of an equity investment in the second quarter of 1993. The increase for the six-month period principally reflects higher earnings in Tastemaker.

         Interest and debt costs incurred declined $3 million and $5 million for the quarter and six-month period, respectively, due to reduced levels of average debt during the periods and decreases in interest rates.

         Other income (expense), net showed an unfavorable change of $9 million for the quarter and $35 million for the six-month period. The change for the quarter principally reflects a 1993 gain on the disposition of an equity investment. In addition, the six-month period reflects favorable litigation settlements and gain on the sale of equity investments in 1993 aggregating $42 million, partially offset by a $4 million gain in 1994 on the sale of an investment.

         The 1994 provision for income taxes for the six-month period reflects an estimated annual effective tax rate of 33.6%, combined with a relatively low rate on the sale of an investment. Both the 1994 estimated rate and the 1993 full-year rate of 34% are lower than the federal statutory rate. The 1994 rate has been favorably affected by increased utilization of foreign tax credits and reduced foreign taxes, while the 1993 rate was affected by a research and experimentation tax credit of $10 million and also by a relatively high tax rate on the sale of Hercules' investment in a foreign affiliate.

Financial Condition
         Cash flow from operations was $71 million for the six-month period compared to $220 million for the corresponding 1993 period. The variation is primarily attributable to the cash implications of nonrecurring items. In 1993 there was nonrecurring cash inflow from a litigation settlement and the Titan contract restructuring. In 1994 there was a nonrecurring tax payment associated with the Titan settlement late last year. Also in 1994 there have been higher working capital requirements.

         Overall cash flow benefited from the proceeds associated with the sale of Packaging Films business of $161 million.

         Short-term liquidity has remained stable since year-end 1993. Both the current ratio and the quick ratio are relatively flat at 1.3 and 0.8, respectively. At June 30, 1994, $68 million is available under short-term lines of credit.

         During the six-month period, an additional 2,115,300 shares of common stock were reacquired in the open market. As a percentage of total capitalization, total debt increased from 26% to 28%, during the six-month period, principally as a result of increased debt. It is not management's intent to have this ratio exceed 33%. Funds available under revolving credit agreements at June 30, 1994 exceed $218 million; in addition, $50 million is accessible, depending upon market conditions, under a shelf registration.

                              PART II - OTHER INFORMATION
                              ---------------------------

Item 1.  Legal Proceedings.

         In September 1993, Hercules and the U.S. Environmental Protection Agency (EPA) Region 1 reached an agreement in principle which, when effectuated, will settle the EPA's claims that Hercules violated its wastewater permit with the City of Chicopee and the federal pretreatment standards for industrial users of publicly owned treatment works at its Chicopee, MA facility. Under the agreement in principle, Hercules would sign a Consent Decree (the "decree") requiring supplemental environmental projects (at a cost of approximately $375,000), compliance with permit limits in the future, and $250,000 in fines. Hercules expects the Decree will be finalized in the fourth quarter of 1994.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         The Company's Annual Meeting was held April 28, 1994. Required information supplied in registrant's Form 10-Q for the quarter ended March 31, 1994.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits - None

         (b)  Reports on Form 8-K.

              Hercules was not required to file any reports on Form 8-K for the quarter ended June 30, 1994. However an optional filing
         (Item 5 event) 8-K filing was made on July 22, 1994, related to the proposed acquisition by Alliant Techsystems of a substantial portion of the Aerospace segment and included the Letter of Intent between Hercules Incorporated and Alliant Techsystems dated July 11, 1994 and press release from Hercules Incorporated dated July 12, 1994.

                                      SIGNATURES
                                      ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Hercules Incorporated



                                         by   R. Keith Elliott
                                             ---------------------------------
                                             R. Keith Elliott
                                             Senior Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer
                                             and duly authorized signatory)
                                             August 10, 1994


                                         by   T. A. Ciconte
                                             ---------------------------------
                                             T. A. Ciconte
                                             Vice President and Controller
                                             (Principal Accounting Officer)
                                             August 10, 1994