Form 10-Q
period 1994-09-30
HERCULES INC
filed 1994-11-14
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549





                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 1994                COMMISSION FILE NUMBER 1-496
                  __________________                                       _____


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

            AS OF OCTOBER 31, 1994, 39,167,973 SHARES OF REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                          PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.

HERCULES INCORPORTED
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share)

                                                                                      (Unaudited)
                                                           Three Months Ended Sept. 30             Nine Months Ended Sept. 30
                                                                1994             1993                 1994                 1993
                                                                ----             ----                 ----                 ----
NET SALES . . . . . . . . . . . . . . . . . . . . .         $680,955         $676,020           $2,066,958           $2,058,694

Cost of sales . . . . . . . . . . . . . . . . . . .          465,554          480,623            1,432,362            1,468,523
Selling, general and administrative expenses  . . .           88,740           84,552              270,666              265,932
Research and development  . . . . . . . . . . . . .           14,859           19,858               48,466               55,527
Other operating expenses, net . . . . . . . . . . .            5,958            7,081               30,871               50,792
                                                            --------         --------           ----------           ----------

PROFIT FROM OPERATIONS  . . . . . . . . . . . . . .          105,844           83,906              284,593              217,920

Equity in income of affiliated companies  . . . . .            6,645            5,472               20,846               17,844
Interest and debt expense . . . . . . . . . . . . .            6,847            8,536               21,362               28,047
Other income (expense), net . . . . . . . . . . . .           (5,777)          (1,879)              (9,152)              30,228
                                                            --------         --------           ----------           ----------

INCOME BEFORE INCOME TAXES AND
EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES  . . . .           99,865           78,963              274,925              237,945
Provision for income taxes  . . . . . . . . . . . .           33,836           27,446               91,908               87,809
                                                            --------         --------           ----------           ----------

INCOME BEFORE EFFECT OF CHANGES
IN ACCOUNTING PRINCIPLES  . . . . . . . . . . . . .           66,029           51,517              183,017              150,136
Effect of changes in accounting principles  . . . .               --               --                   --             (238,218)
                                                            --------         --------           ----------           ----------

NET INCOME (LOSS)   . . . . . . . . . . . . . . . .         $ 66,029         $ 51,517           $  183,017           $  (88,082)
                                                            ========         ========           ==========           ==========

EARNINGS (LOSS) PER SHARE:

Before effect of changes in accounting principles .         $   1.65         $   1.21           $     4.55           $     3.48

Effect of changes in accounting principles  . . . .               --               --                   --                (5.52)
                                                            --------         --------           ----------           ----------

Earnings (Loss) Per Share . . . . . . . . . . . . .         $   1.65         $   1.21           $     4.55           $   ( 2.04)
                                                            ========         ========           ==========           ==========

DIVIDENDS PER SHARE . . . . . . . . . . . . . . . .         $    .56         $    .56           $     1.68           $     1.68
                                                            ========         ========           ==========           ==========

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
 (Dollars in thousands)


                                                                      (Unaudited)
                                                         SEPTEMBER 30             December 31
                                                             1994                    1993
                                                          ----------             ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . .       $   80,115              $  154,628
Accounts and notes receivable . . . . . . . . . . .          610,981                 575,924
Inventories
      Finished products   . . . . . . . . . . . . .          177,479                 199,053
      Materials, supplies, and work in process  . .          214,308                 213,313
Deferred income taxes . . . . . . . . . . . . . . .           83,605                  83,605
                                                          ----------              ----------
           TOTAL CURRENT ASSETS   . . . . . . . . .        1,166,488               1,226,523

Property, plant and equipment . . . . . . . . . . .        3,114,879               3,270,296
Accumulated depreciation and amortization . . . . .        1,888,315               1,960,961
                                                          ----------              ----------
      Net property, plant and equipment   . . . . .        1,226,564               1,309,335

Investments . . . . . . . . . . . . . . . . . . . .          220,412                 232,077

Other assets  . . . . . . . . . . . . . . . . . . .          359,329                 394,026
                                                          ----------              ----------
                                                          $2,972,793              $3,161,961
                                                          ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses . . . . . . .       $  586,115              $  633,771

Short-term debt . . . . . . . . . . . . . . . . . .          180,621                 163,901

Income taxes payable  . . . . . . . . . . . . . . .           42,967                  86,539
                                                          ----------              ----------
      TOTAL CURRENT LIABILITIES   . . . . . . . . .          809,703                 884,211

Long-term debt  . . . . . . . . . . . . . . . . . .          323,422                 316,871

Deferred income taxes . . . . . . . . . . . . . . .          115,789                 126,203

Postretirement benefits and other liabilities . . .          458,457                 466,469

STOCKHOLDERS' EQUITY
Common stock (issued 1994, 60,680,997;
      1993, 59,899,295 shares)  . . . . . . . . . .           31,605                  31,198

Additional paid-in capital  . . . . . . . . . . . .          476,180                 453,553

Foreign currency translation adjustment . . . . . .           56,912                  29,593

Retained earnings . . . . . . . . . . . . . . . . .        2,070,906               1,955,005
                                                          ----------              ----------
                                                           2,635,603               2,469,349

Reacquired stock, at cost (1994,  21,447,075;
      1993, 19,062,295 shares)  . . . . . . . . . .        1,370,181               1,101,142
                                                          ----------              ----------
      TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . .        1,265,422               1,368,207
                                                          ----------              ----------
                                                          $2,972,793              $3,161,961
                                                          ==========              ==========

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW
(Dollars in thousands)

                                                                      (Unaudited)
                                                               Nine Months Ended Sept.30
                                                                1994                    1993
                                                                ----                    ----
NET CASH PROVIDED BY OPERATIONS . . . . . . . . . .        $ 152,426               $ 296,302

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures  . . . . . . . . . . . . . . .         (110,299)               (102,966)
Proceeds of investment and fixed asset disposals  .          180,026                  60,560
Cash received from (invested in) unconsolidated
  affiliates  . . . . . . . . . . . . . . . . . . .            1,939                  (5,485)
Other, net    . . . . . . . . . . . . . . . . . . .             (327)                 (9,141)
                                                           ---------               ---------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES  .           71,339                 (57,032)

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term borrowings  . . . . . . . . . . . . . . .           41,088                 194,327
Long-term debt repayments . . . . . . . . . . . . .         (136,167)               (197,588)
Change in short-term debt . . . . . . . . . . . . .          145,936                  39,144
Common stock issued   . . . . . . . . . . . . . . .            8,221                  11,704
Common stock reacquired . . . . . . . . . . . . . .         (289,544)               (189,859)
Dividends paid  . . . . . . . . . . . . . . . . . .          (67,118)                (71,674)
                                                           ---------               ---------
NET CASH USED IN FINANCING ACTIVITIES . . . . . . .         (297,584)               (213,946)

Effect of exchange rate changes on cash . . . . . .             (694)                   (696)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (74,513)                 24,628
Cash and cash equivalents - beginning of period . .          154,628                  53,552
                                                           ---------               ---------
Cash and cash equivalents - end of period . . . . .        $  80,115               $  78,180
                                                           =========               =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
      Interest (net of amount capitalized)  . . . .        $  17,774               $  28,741
      Income taxes    . . . . . . . . . . . . . . .          151,044                  77,163
Noncash investing and financing activities:
      Conversion of notes and debentures  . . . . .           30,875                  17,317
      Accounts payable for common stock acquisitions          10,781                   7,021
      Incentive plan stock issuances  . . . . . . .           28,168                  21,241



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

2. In 1994, equity in income of affiliated companies is reported before applicable income taxes and included in income before income taxes and effect of changes in accounting principles. Through December 31, 1993, equity in income of affiliated companies was reported net of applicable income taxes and included after tax in income before effect of changes in accounting principles. Management believes that the current presentation is more meaningful. The effect on income before income taxes is $6,645 and $20,846 for the third quarter and nine months ended September 30, 1994 respectively, and $5,472 and $17,844 for comparable 1993 periods. The effect on provision for income taxes is $2,512 and $6,982 for the third quarter and nine months ended September 30, 1994 respectively, and $1,586 and $5,394 for comparable 1993 periods. 1993 has been adjusted to conform with current reporting.

3. Primary earnings per share are calculated on the basis of average number of common and common equivalent shares of 39,652,678 for the quarter ended September 30, 1994; 40,180,420 for the nine months ended September 30, 1994; 42,698,055 for the quarter ended September 30, 1993; and 43,172,246 for the nine months ended September 30, 1993. Net income has been adjusted to reflect the elimination of interest expense, net of taxes, on the 6.5% convertible debentures in the following amounts:

                                                                      September 30
                                                               1994                    1993
                                                             --------                --------
      Three months ended  . . . . . . . . . . . . .             $  90                    $ 61
      Nine months ended   . . . . . . . . . . . . .               202                     167

Fully diluted earnings per share, which additionally assumes conversion of the 8% convertible subordinated debentures, is not materially different from primary earnings per share. In the fully diluted computation, the number of shares is increased by 1,508,689 for the quarter ended September 30, 1994; 1,680,733 for the nine months ended September 30, 1994; 2,212,389 for the quarter ended September 30, 1993; and 2,316,326 for the nine months ended September 30, 1993. Net income is further adjusted in the quarter and nine-month periods for both 1994 and 1993 to reflect the elimination of interest expense on the 8% debentures (net of taxes) in the amount of $1,034 and $3,089, respectively for 1994, and $1,242 and $4,023, respectively for the corresponding periods in 1993.

4.       Cost and expenses include depreciation and amortization as follows:

                                                                      September 30
                                                              1994                    1993
                                                            --------                --------
      Three months ended  . . . . . . . . . . . . .         $ 36,515                $ 40,397
      Nine months ended   . . . . . . . . . . . . .          111,838                 124,206

5. Other operating expenses, net for the quarter and nine months ended September 30, 1994, include environmental cleanup costs, principally for nonoperating sites, of $4,095 and $14,699, respectively, and principally employee separation charges of $1,863 and $16,172, for the respective periods. The quarter and nine months ended September 30, 1993, include environmental cleanup costs for nonoperating sites of $4,056 and $14,673, respectively, and restructuring charges and writeoffs of $3,025 and $36,119, for the respective periods, encompassing a $25,000 first quarter 1993 restructuring charge related to the Liquid Molding Resins (LMR) business, severence costs and asset write-offs.

6.       Interest and debt costs are summarized as follows:

                                                                     September 30
                                                              1994                    1993
                                                            --------                --------
      Three Months Ended:
           Costs incurred   . . . . . . . . . . . .          $ 9,018                 $ 9,962
           Amount capitalized   . . . . . . . . . .            2,171                   1,426
                                                             -------                 -------
           Interest expense   . . . . . . . . . . .          $ 6,847                 $ 8,536
                                                             =======                 =======

      Nine Months Ended:
           Costs incurred   . . . . . . . . . . . .          $26,897                 $31,878
           Amount capitalized   . . . . . . . . . .            5,535                   3,831
                                                             -------                 -------
           Interest expense   . . . . . . . . . . .          $21,362                 $28,047
                                                             =======                 =======

7. Other income (expense), net for the quarter ended September 30, 1994, includes lower shut down costs related to the St. Croix joint venture, offset by the loss on the disposition of the LMR business, provisions related to ongoing litigation, foreign currency losses and minority interest. Additionally, the nine-month period includes a gain from the sale of an investment.

         The nine months ended September 30, 1993, includes a gain on the sale of an affiliated company of $15,505, gains from litigation settlements substantially relating to businesses acquired in the 1980's of $29,036, and charges related to settlement of disputes resulting from the sale of a substantial portion of the Aircraft and Electronics business of $8,800.

8. Dividends received from affiliated companies accounted for on the equity method were as follows:

                                                                     September 30
                                                              1994                    1993
                                                            --------                --------
      Three months ended  . . . . . . . . . . . . .          $ 1,829                 $ 3,544
      Nine months ended   . . . . . . . . . . . . .           10,356                  17,873

9. Accounts receivable include amounts under long-term contracts and subcontracts (principally with the U.S. Government or U.S. Government contractors) of $188,598 at September 30, 1994, and $196,465 at December 31, 1993, net of progress payments of $397,148 and $373,132, respectively. Included in these amounts are unbilled accounts receivable (work in progress and claims) of $115,063 and $113,282, respectively, representing recoverable costs and accrued profits which will be billed in accordance with contract terms and delivery schedules. Receivables which will not be collected within one year are $44,805 at September 30, 1994, and $15,144 at December 31, 1993.

Long-term U.S. Government contracts and subcontracts are subject to termination by the government; however, in these circumstances an equitable settlement of work performed is negotiated unless in the unlikely event it is determined to be a termination for default. Additionally, certain contracts are subject to renegotiation. At September 30, 1994 and December 31, 1993, there were no significant receivables subject to litigation.

10.      A summary of short-term and long-term debt follows:

                                                          September 30             December 31
                                                              1994                    1993
                                                            --------                --------
SHORT-TERM:
Commercial paper  . . . . . . . . . . . . . . . . .         $151,525                $     --
Banks         . . . . . . . . . . . . . . . . . . .           26,019                  29,566
Current maturities  . . . . . . . . . . . . . . . .            3,077                 134,335
                                                            --------                --------
                                                            $180,621                $163,901
                                                            ========                ========

At September 30, 1994, Hercules had $71,858 of unused lines of credit that may be drawn as needed. Lines of credit in use or supporting commercial paper at September 30, 1994, were $23,971.

LONG-TERM:
6.625% notes due 2003   . . . . . . . . . . . . . .         $124,837                $124,823
6.5% convertible subordinated debentures due 1999 .            4,386                   5,568
8% convertible subordinated debentures due 2010 . .           67,066                  96,759
7.85% notes due 2000  . . . . . . . . . . . . . . .           25,000                  25,000
8.5% debentures due 2017 (a)  . . . . . . . . . . .               --                  79,144
9.6% notes due 1994 . . . . . . . . . . . . . . . .               --                  50,000
Term loans due 1994-1995  . . . . . . . . . . . . .           53,290                  52,166
Variable rate loans (b) . . . . . . . . . . . . . .           36,100                      --
Other         . . . . . . . . . . . . . . . . . . .           15,820                  17,746
                                                            --------                --------
                                                             326,499                 451,216
Current maturities of long-term debt  . . . . . . .           (3,077)               (134,335)
                                                            --------                --------

Net long-term debt  . . . . . . . . . . . . . . . .         $323,422                $316,871
                                                            ========                ========

(a)   Debentures were redeemed in first quarter 1994.
(b) Uncollateralized bank borrowings with average maturities of 400 days, with interest at a negotiated spread over lenders' cost of funds.

11. Since 1991, the Board of Directors has authorized the repurchase of up to 15,950,000 shares of company common stock, 1,450,000 shares of which is intended to satisfy requirements of various employee benefit programs. Through September 30, 1994, a total of 11,245,200 shares of common stock (including 950,000 shares for employee benefit programs) had been purchased in the open market at an average price of $77.20 per share.

12.   Commitments and Contingencies
      (a)  Environmental
      Hercules has been identified as a potentially responsible (PRP) by Federal and State authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $69,000 and $226,000. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules becomes aware of sites in which it may be but has not yet been named a PRP principally through its knowledge of investigation of sites by the EPA or other Government agency or through correspondence with previously named PRP's requesting information of Hercules' activities at sites under investigation. Hercules brought suit in late 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. Hercules has not included any insurance recovery in the estimates set forth above.

      Litigation over liability at Jacksonville, Arkansas, the most significant site, has been pending since 1980. As a result of a pretrial court ruling in October 1993, Hercules has been held jointly and severally liable for costs incurred and for future remediation costs at the Jacksonville site. The Court has not entered its ruling on the liability of Uniroyal Chemical Ltd. and Standard Chlorine of Delaware. Appeal of the Court's ruling with respect to the finding of Hercules being jointly and severably liable will be filed promptly after issuance of a final court order. Appeals of the Court's expected rulings with respect to Uniroyal and Standard Chlorine of Delaware are probable.

      Other defendants in this litigation have either settled with the Government or, in the case of the Department of Defense, have not been held liable. Hercules has appealed the Court's order finding the Department of Defense not liable. Oral argument on this appeal has been scheduled for November 1994. A decision on this matter may be received in early 1995.

      Hercules' potential costs for remediation of the Jacksonville site are presently estimated between $28,000 and $136,000. Hercules' potential costs are based on its assessment of potential liability, the level of participation by other PRP's and upon current estimates of the costs to remediate the Jacksonville site. The costs to remediate will vary as Records of Decision are issued on each operable unit of the site and as remediation methods are determined and approved by the U.S. Environmental Protection Agency (EPA).

      Hercules has established procedures for identification of environmental issues at Hercules plant sites. Hercules designates an environmental coordinator at all operating facilities. Environmental coordinators are familiar with environmental laws and regulations and are a resource for identification of environmental issues at Hercules plant sites. In addition to on-site coordinators, Hercules has an environmental audit program which is designed to identify environmental issues at operating plant sites and is used to supplement the identification of environmental issues by the environmental coordinators. Through efforts of these programs and through other plant and corporate personnel, Hercules identifies potential environmental, regulatory and remedial issues.

      At September 30, 1994, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The measurement of the liability is evaluated quarterly based on currently available information, including the progress of remedial investigation at each site and the current state of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRP's. The Company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

      (b)  Litigation
      Hercules is a defendant in numerous lawsuits that arise out of and are incidential to the conduct of its business. In these legal proceedings, no director, officer or affiliate is a party or a named defendant. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings and personal injury matters. Hercules is also a defendant in one Federal administrative law proceeding and two Qui Tam ("Whistle Blower") lawsuits brought by former employees. While it is not feasible to predict the outcome of all pending suits and claims, management does not anticipate that the ultimate resolution of these matters will have a material adverse effect upon the consolidated financial position of Hercules, although quarterly or annual operating results could be materially affected.

13. On April 7, 1994, Hercules completed the divestiture of its Packaging Films unit for $161,000 in cash, subject to post-closing adjustments. The effect of the divestiture on the results of operations is not significant. Net sales of this unit were $0 and $41,000 for the third quarter ended September 30, 1994 and September 30, 1993, respectively, and $47,000 and $124,000 for the nine-month period, respectively. Operating profits were $0 and $1,000 for the third quarter ended September 30, 1994 and September 30, 1993, respectively, and $1,000 and $6,000 for the nine-month period, respectively.

14.   Pending Divestiture
      In July 1994, the Company announced its intent to divest a substantial portion of the Aerospace segment and a letter of intent was signed in regards
to the sale.   In October 1994, the Company announced it had reached a
definitive agreement with Alliant Techsystems for that company to acquire a substantial portion of the Aerospace segment.

      Net sales and operating profits for the business units to be divested for the three months ended September 30, 1994 were $146,601 and $17,993, respectively, and $161,685 and $16,515 for the three months ended
September 30, 1993, respectively.   Net sales and operating profits for the
business units for the nine months ended September 30, 1994 were $447,929 and $44,908, respectively, and $477,724 and $46,516 for the nine months ended September 30, 1993, respectively.

15.   Investments in Debt and Equity Securities
      The Company's investments in equity and debt securities covered under the scope of Statement of Financial Accounting Standards (SFAS), No. 115, "Accounting for Certain Investments in Debt and Equity Securities" of approximately $70 million (cost approximates market) are classified as "available for sale".

OTHER FINANCIAL INFORMATION

OPERATIONAL HIGHLIGHTS
(Dollars in millions)

                                                            Three Months Ended Sept. 30               Nine Months Ended Sept. 30
                                                               1994              1993                  1994                1993
                                                               ----              ----                  ----                ----
NET SALES BY INDUSTRY SEGMENT
Chemical Specialties  . . . . . . . . . . . . . . .             $271             $240               $  798               $  734
Food & Functional Products  . . . . . . . . . . . .              243              215                  709                  665
Aerospace . . . . . . . . . . . . . . . . . . . . .              165              178                  509                  525
Corporate and Other . . . . . . . . . . . . . . . .                1               43                   50                  135
                                                                ----             ----               ------               ------
           Total  . . . . . . . . . . . . . . . . .             $681             $676               $2,067               $2,059
                                                                ====             ====               ======               ======

PROFIT (LOSS) FROM OPERATIONS BY INDUSTRY SEGMENT
Chemical Specialties  . . . . . . . . . . . . . . .             $ 53             $ 41               $  149               $  119
Food & Functional Products  . . . . . . . . . . . .               43               30                  116                   96
Aerospace . . . . . . . . . . . . . . . . . . . . .               15               15                   37                   42
Corporate and Other . . . . . . . . . . . . . . . .               (5)              (2)                 (18)                 (39)(a)
           Total  . . . . . . . . . . . . . . . . .             $106             $ 84               $  285               $  218
                                                                ====             ====               ======               ======




(a) Includes a $25 charge for restructuring during the first quarter of 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
         Within the following discussion, unless otherwise stated, "quarter" and "nine-month period" refer to the third quarter of 1994 and the nine months ended September 30, 1994. All comparisons are with the corresponding periods in the previous year.

         Consolidated net sales for the quarter and nine-month period were relatively flat. An increase in sales from the Chemical segments of 13% for the quarter and 8% for the nine-month period were offset by the loss of sales from the Packaging Films unit, which was divested in the second quarter, and reduced Aerospace revenues.

         Gross profit was up approximately $20 million and $44 million for the quarter and the nine-month period, respectively, despite the flat sales. Margins have risen to 31% from 29% a year ago primarily on the strength of the Chemical segments. Selling, general and administrative expenses and research and development expenses were relatively flat in aggregate. The lower research and development expenses associated with Aerospace and other divested business were offset by costs associated with stock- based incentives.

         Profit from operations increased by $22 million and $67 million for the quarter and nine-month period, respectively, principally because of the higher gross margins discussed above. The comparative results for the nine-month period are additionally affected by a $25 million restructuring charge taken in the first quarter of 1993.

         In October 1994, Hercules and Alliant Techsystems (Alliant) signed a definitive agreement under which Alliant will acquire a substantial portion of the Aerospace segment for $300 million in cash and 3.86 million shares of newly issued Alliant common stock, resulting in Hercules having approximately a 30% ownership position in Alliant. Included in the transaction are Aerospace units whose reported combined revenues and operating profits were $660 million and $105 million, respectively in 1993. The two companies have also agreed that Hercules will hold two of the eight nonemployee seats on the Alliant Board of Directors. The transaction is subject to Government review and approval as well as approval by Alliant shareholders. Closing is projected to take place during the first quarter of 1995. Previously in July 1994, Hercules had announced the signing of a letter of intent with Alliant for purchase by that company of a substantial portion of the Aerospace segment. Additionally, the Company announced that it had completed its previously announced divestiture of its Liquid Molding Resins business unit.

         Chemical Specialties sales increased 13% for the quarter and 9% for the nine-month period. Higher resins pricing for wood rosins in adhesives, chewing gum and construction markets, and hydrocarbon resins in adhesives and graphics arts markets coupled with overall volume increases account for the sales improvement.

         In addition, strong nonwoven volume in the diaper coverstock market and increased volume for rosin size and emulsion products due to higher utilization rates in the paper industry added to the sales increase for both the quarter and nine-month period.

         Operating profit increased 29% and 25%, respectively, for the quarter and nine-month period due primarily to the increased sales volume. Additionally, lower raw material and reduced manufacturing costs added to the operating profit improvement.

         Food and Functional Products sales increased 14% and 7% for the quarter and nine-month period, respectively. Water soluble polymers sales increased reflecting price improvements due to strong demand in the paint, construction and regulated markets. This improvement was partially offset by lower volumes in the oil and gas markets along with declines in coatings due to continued pricing pressures from foreign manufacturers on furniture coating applications. Additionally volume improvement in food gums and printing product applications added to the revenue improvement.

         Profit from operations improved 43% and 21% for the quarter and nine-month period and reflects the aforementioned favorable price and volume improvements coupled with improved manufacturing costs.

         Aerospace sales declined by $13 million and $16 million for the quarter and nine-month period, respectively, primarily as a result of overall defense budget cuts, reduced number of new programs, program cancellations and funding delays. Profit from operations remained flat for the quarter while declining $5 million for the nine-month period. The quarter and nine-month period results have been benefited from an $8 million one-time license of technology related to demilitarization and laser proximity sensor technologies. Additionally, the quarter and nine-month comparative results are negatively impacted by lower incentive and award fees in 1994.

         Corporate and Other sales declined for the quarter and nine-month period primarily due to the divestiture of the Packaging Films business on April 7, 1994. While net sales have declined, operating losses have also declined for the nine-month period principally reflecting restructuring charges taken in 1993.

         Equity in income of affiliated companies (see Note 2) increased $1.2 million and $3 million for the quarter and nine-month period, respectively, principally due to higher Tastemaker earnings.

         Interest and debt costs incurred declined $1.7 million and $6.7 million for the quarter and nine-month period, respectively, due to reduced levels of average debt during the periods and decreases in interest rates.

         Other income (expense) net (see Note 7) showed an unfavorable change of $4 million for the quarter and $39 million for the nine-month period. The nine-month period for 1993 reflects favorable litigation settlements and gain on the sale of an equity investment aggregating $45 million. Whereas 1994 includes a $4 million gain on the sale of an investment.

         The 1994 provision for income taxes for the nine-month period reflects an estimated annual effective tax rate of 33.6%, combined with a relatively low rate on the sale of an investment. Both the 1994 estimated rate and the 1993 full-year rate of 34% are lower than the federal statutory rate. The 1994 rate has been favorably affected by reduced foreign taxes, while the 1993 rate was affected by a research and experimentation tax credit of $10 million and also by a relatively high tax rate on the sale of Hercules' investment in a foreign affiliate.

FINANCIAL CONDITION
         Cash flow from operations was $152 million for the nine-month period compared to $296 million for the corresponding 1993 period. The variation is primarily attributable to the cash implications of nonrecurring items. In 1993 there was nonrecurring cash inflow from a litigation settlement and the Titan contract restructuring. In 1994 there was a nonrecurring tax payment associated with the Titan settlement late last year and the sale of the Packaging Films business. Also in 1994 there have been higher working capital requirements.

         Overall cash flow benefited from the proceeds associated with the sale of Packaging Films business of $169 million.

         Short-term liquidity has remained stable since year-end 1993. Both the current ratio and the quick ratio are relatively flat at 1.4 and 0.8, respectively. At September 30, 1994, $72 million is available under short-term lines of credit.

         During the nine-month period, an additional 2,534,900 shares of common stock were reacquired in the open market. As a percentage of total capitalization, total debt increased from 26% to 28%, during the nine-month period, principally as a result of increased debt. It is not management's intent to have this ratio exceed 33%. Funds available under revolving credit agreements at September 30, 1994 exceed $228 million; in addition, $50 million is accessible, depending upon market conditions, under a shelf registration.

                          PART II - OTHER INFORMATION

Item 1.          Legal Proceedings.

                 In September 1993, Hercules and the U.S. Environmental Protection Agency (EPA) Region 1 reached an agreement in principle which, when effectuated, will settle the EPA's claims that Hercules violated its wastewater permit with the City of Chicopee and the federal pretreatment standard for industrial users of publicly owned treatment works at its
                 Chicopee, MA facility.   Hercules has signed a Consent Decree
                 (the "Decree") based on this agreement requiring supplemental environmental projects (at a cost of approximately $350,000), compliance with permit limits in the future, and $250,000 in fines. Hercules expects the Decree to be finalized in the first quarter of 1995.

                 On February 17, 1994, Hercules received an Administrative Order and Notice of Civil Administrative Penalty Assessment (the "Order") for alleged violations of Hercules' water discharge (NPDES) permit at its Kenvil, New Jersey facility. The fine identified in the Order is $141,750. Although Hercules has requested an administrative hearing on this matter, negotiations with the State of New Jersey Department of Environmental Protection ("NJDEP") are ongoing. Hercules expects that the ultimate penalty amount to be paid to NJDEP under the terms of the Order will exceed $100,000.


Item 6.          Exhibits and Reports on Form 8-K.

            (a)      Exhibits - None

            (b)      Reports on Form 8-K.

                     Hercules was not required to file any reports on Form 8-K for the quarter ended September 30, 1994.

                                   SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Hercules Incorporated



                                       by   R. Keith Elliott
                                          ----------------------------
                                          R. Keith Elliott
                                          Senior Vice President
                                          and Chief Financial Officer
                                          (Principal Financial Officer
                                          and duly authorized signatory)
                                          November 14, 1994


                                       by   T. A. Ciconte
                                          -----------------------------
                                          T. A. Ciconte
                                          Vice President and Controller
                                          (Principal Accounting Officer)
                                          November 14, 1994