Form 10-K
HERCULES INC
filed 1995-03-30
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1994        Commission file number 1-496


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

                              Title of each class

                       Common Stock ($25/48 Stated Value)
         6 1/2 % Convertible Subordinated Debentures due June 30, 1999
           8% Convertible Subordinated Debentures due August 15, 2010


         Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

         Disclosure of delinquent filers pursuant to item 405 of Regulation S-K is contained in registrant's definitive Proxy Statement dated March 23, 1995 and is incorporated by reference in Part III Item 10 herein.

         As of February 27, 1995, registrant had outstanding 116,210,936 shares of common stock, $25/48 stated value ("Common Stock"), which is registrant's only class of common stock.

         The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on February 27, 1995 was approximately $5.1 billion.


                      DOCUMENTS INCORPORATED BY REFERENCE
 (SPECIFIC PAGES INCORPORATED ARE IDENTIFIED UNDER THE APPLICABLE ITEM HEREIN.)

         Portions of the registrant's definitive Proxy Statement dated March 23, 1995 (the "Proxy Statement") are incorporated by reference in Part lll of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index.

                                     PART I

ITEM 1. BUSINESS:
    Hercules Incorporated ("Hercules" or the "Company") is a diversified, worldwide producer of chemicals and related products. The Company was incorporated in Delaware in 1912. In March 1995, Hercules completed the sale of a substantial portion of its Aerospace segment (which produced solid fuel systems for aerospace applications) to Alliant Techsystems Incorporated. Hercules now holds a 30% ownership interest in Alliant and two of the eight nonemployee seats on the Alliant Board of Directors. Hercules' 30% interest in Alliant will be accounted for on the equity method, and is not expected to be material to Hercules' consolidated financial statements. Accordingly, information related to the Aerospace segment has been omitted in this Form 10-K, except where relevant.


INDUSTRY SEGMENTS

    Hercules operates, both domestically and throughout the world, in two industry segments: Chemical Specialties and Food & Functional Products. The financial information regarding Hercules' industry segments, which includes net sales and profit from operations for each of the three years in the period ended December 31, 1994 and identifiable assets as of December 31, 1994, 1993 and 1992, is provided in Note 24 to the Consolidated Financial Statements.

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

                 BUSINESS UNITS                                PRINCIPAL PRODUCTS                       PRIMARY MARKETS
                 --------------                                ------------------                       ---------------
                 Chemical Specialties
                 --------------------
                 Paper Technology                      Reactive sizes, rosin size,         Writing and printing paper, tissues and
                                                       dispersed rosin sizes, wet-         toweling, liquid packaging, kraft paper,
                                                       strength resins, wax emulsions,     corrugated and linerboard packaging, and
                                                       defoamers, and retention aids.      kraft specialties.

                 Fibers                                Polypropylene nonwoven fiber and    Disposable hygiene products, home
                                                       polypropylene textile yarns.        furnishings, and automotive.

                 Resins                                Rosin resins, hydrocarbon resins,   Adhesives for tapes, labels, carpet
                                                       peroxides.                          backing, packaging, and sealants;
                                                                                           graphic arts, particularly inks and
                                                                                           toners; rubber, including plastic
                                                                                           compounds for wire and cable insulation;
                                                                                           the construction industry; and household
                                                                                           products.


                 Food & Functional Products
                 --------------------------
                 Aqualon                               Carboxymethylcellulose,             Paints and lacquers, adhesives, paper,
                                                       hydroxypropylcellulose, ethyl-      personal care products and cosmetics,
                                                       cellulose, nitrocellulose,          pharmaceuticals, food and beverages,
                                                       hydrox-yethylcellulose,             inks, oil well drilling, rubber, and
                                                       methylcellulose, and                smokeless powder.
                                                       pentaerythritol.

                 Food Gums                             Food gums and aroma chemicals.      Processed meats, jellies and jams, baked
                                                                                           goods, convenience foods, and beverages.


                 Electronics & Printing Products       Photopolymer resins.                Printing and publishing.





    In general, Hercules does not produce against a backlog of firm orders; production is geared primarily to the level of incoming orders and the projections of future demand. Significant inventories of finished products, work in process and raw materials are maintained to meet delivery requirements of customers and Hercules' production schedules.
    The businesses of each of the segments are not seasonal to any significant extent.

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

    Raw materials important to the Food & Functional Products segment are acetaldehyde, fatty acids, chemical cotton, woodpulp, ethyl chloride, alcohols, chlorine, ethylene oxide, propylene oxide, monochloroacetic acid, methyl chloride, caustic, inorganic acids, fruit and floral extracts, guar splits, seaweed, terpenes, and citrus peel.

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

COMPETITION
    Hercules encounters substantial competition in each of its two industry segments. This competition, from other manufacturers of the same products and from manufacturers of different products designed for the same uses, is expected to continue in both the United States and markets outside the United States. Some of Hercules' competitors, such as companies engaged in petroleum operations, have more direct access to raw materials, and some have greater financial resources than Hercules.

    The number of Hercules' principal competitors varies from product to product. It is not practicable to estimate the number of all competitors because of the large variety of Hercules' products, the markets served and the world-wide business interests of Hercules.

PATENTS AND TRADEMARKS
    Patents covering a variety of products and processes have been issued to Hercules and its assignees. In addition, Hercules is licensed under certain other patents covering the products and processes. Taken as a whole, the rights of Hercules under these patents and licenses, which expire from time to time, are considered by Hercules to constitute a valuable asset. However, Hercules does not consider any single patent or license, or any group thereof related to a specific product or process, to be of material importance to its business as a whole.

   Hercules also has registered trademarks for a number of its products.
Some of the more significant trademarks include: AQUAPEL(R) sizing agent, HERCON(R) sizing emulsions, KYMENE(R) resin, MAGNAMITE(R) graphite fiber, MERIGRAPH(R) photopolymer resin, NANOCHEM(R) synthetic resin, REGALREZ(R) resin, SYCAR(R) resin, HERCULON(R) olefin fiber, SLENDID(R) fat replacer, NATROSOL(R) hydroxyethylcellulose, CULMINAL(R) methylcellulose, KLUCEL(R) hydroxypropylcellulose, NATROSOL FPS(R) water-soluble polymer suspension, AQUA MER(R) dry film photoresists, and PRECIS(TM) sizing agent.

RESEARCH AND DEVELOPMENT
    Research and development, which is directed toward the discovery and development of new products and processes, the improvement and refinement of existing products and processes and development of new applications for existing products, is primarily company-sponsored. Hercules spent $64,780,000 on research activities during 1994, as compared to $76,121,000 in 1993 and $70,208,000 in 1992. During the three-year period, research and development expenditures for the Chemical Specialties and Food & Functional Products segments were between 1.8% and 2.6% of sales.

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

EMPLOYEES
    As of December 31, 1994, Hercules had 11,989 employees worldwide (of which 3,741 were in the areospace business). Approximately 8,895 were located in the United States, and of these employees about 30% were represented by various local or national unions.

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

    The following are Hercules' major worldwide plants:

    Chemical Specialties - Aberdeen, Scotland; Beringen, Belgium; Brunswick, Georgia; Burlington, Ontario, Canada; Busnago, Italy; Chicopee, Massachusetts; Franklin, Virginia; Gibbstown, New Jersey; Hattiesburg, Mississippi; Iberville, Quebec, Canada; Jefferson, Pennsylvania; Kalamazoo, Michigan; Kim Cheon, Korea; Lilla Edet, Sweden; Mexico City, Mexico; Middelburg, the Netherlands; Milwaukee, Wisconsin; Nant'ou, Taiwan; Oxford, Georgia; Pandaan, Indonesia; Paulinia, Brazil; Pendlebury, England; Portland, Oregon; St.-Jean, Quebec, Canada; Sandarne, Sweden; Savannah, Georgia; Sobernheim, Germany; Tampere, Finland; Tarragona, Spain; Traun, Austria; Uruapan, Mexico; Voreppe, France; Zwijndrecht, the Netherlands. Food & Functional Products - Alizay, France; Barneveld, the Netherlands; Doel, Belgium; Grossenbrode, Germany; Hopewell, Virginia; Kenedy, Texas; Lille Skensved, Denmark; Louisiana, Missouri; Middletown, Delaware; Parlin, New Jersey; Sao Paulo, Brazil; Tarragona, Spain; Zwijndrecht, the Netherlands.

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


ITEM 3. LEGAL PROCEEDINGS:
    For discussion of legal proceedings see Note 23(d) to the Hercules Financial Statements.

    In September 1993, Hercules and the U.S. Environmental Protection Agency
(EPA) Region 1 reached an agreement in principle which, when effectuated, will settle the EPA's claims that Hercules violated its wastewater permit with the City of Chicopee and the federal pretreatment standard for industrial users of
publicly owned treatment works at its Chicopee, MA facility.   Hercules has
signed a Consent Decree (the "Decree") based on this agreement requiring supplemental environmental projects (at a cost of approximately $375,000), compliance with permit limits in the future, and $250,000 in fines. Hercules expects the Decree to be finalized in the first quarter of 1995.

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


    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
    No matter was submitted to a vote of security holders during the fourth quarter of 1994, through the solicitations of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT:

    The name, age and current position of each executive officer (as defined by Securities and Exchange Commission rules) of the Company as of February 27, 1995, are listed below. Each of the officers, except for R. Keith Elliott, Herbert K. Pattberg, and Vikram Jog, have during the past five years, served in one or more executive capacities with the Company and/or its affiliates. Mr. Elliott served with Engelhard Corporation as Vice President of Finance, Chief Financial Officer and Director from 1985 to 1988 and as Senior Vice President, Chief Financial Officer and Director from 1988 to 1990. Since joining Hercules in 1991, Mr. Elliott has held the positions of Sr. Vice President and Chief Financial Officer and most recently Executive Vice President and Chief Financial Officer. Herbert Pattberg was employed by Henkel KgaA for 22 years, most recently as group vice president, Oleochemicals. Mr. Pattberg joined Hercules in 1993 in his present position of president, S.A. Hercules Europe N.V., Brussels, Belgium. Vikram Jog has been with Hercules since 1992, as director, Corporate Reporting, director, Corporate Analysis and now his current position as Controller. Prior to joining Hercules, Mr. Jog was employed at Price Waterhouse, LLP and Coopers & Lybrand L.L.P. There are no family relationships among executive officers.


NAME                               AGE          CURRENT POSITION
Thomas L. Gossage                  60           Chairman, President and
                                                  Chief Executive Officer
R. Keith Elliott                   53           Executive Vice President and
                                                  Chief Financial Officer
Vincent J. Corbo                   51           Senior Vice President,Technology
Robert J. A. Fraser                45           Group Vice President and President, Hercules
                                                  Food & Functional Products Company
C. Doyle Miller                    54           Group Vice President and President, Hercules
                                                  Chemical Specialties Company
Michael B. Keehan                  59           Vice President and General Counsel
George MacKenzie                   45           Vice President, Finance
Vikram Jog                         38           Controller
Jan M. King                        45           Treasurer
Israel J. Floyd                    48           Secretary and Assistant General Counsel
James D. Beach                     60           Vice President, Operations Support
Edward V. Carrington               52           Vice President, Human Resources
James R. Rapp                      56           Vice President, Investor Relations
Herbert K. Pattberg                51           President, Hercules Europe



                                    PART II


ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS:

    Hercules Incorporated common stock is listed on the New York Stock Exchange (ticker symbol HPC), The Stock Exchange, London, and the Swiss Stock Exchange. It is also traded on the Philadelphia, Midwest, and Pacific Stock Exchanges.

    On December 8, 1994, the company announced a three-for-one split of its common stock effected in the form of a 200% tax-free stock dividend distributed on January 30, 1995, to shareholders of record as of January 8, 1995. The information presented below reflects the three-for-one stock split.

    The approximate number of holders of record of common stock ($25/48 stated value) as of January 31, 1995, was 19,665.

    Period                                                     High         Low
    ------                                                     ----         ---
    1993
           First Quarter  . . . . . . . . . . . . . . . .     25 1/2      21 1/8
           Second Quarter . . . . . . . . . . . . . . . .     26 1/8      23 1/4
           Third Quarter  . . . . . . . . . . . . . . . .     30 1/2      25 1/2
           Fourth Quarter . . . . . . . . . . . . . . . .     38 1/4      29 5/8

    1994
           First Quarter  . . . . . . . . . . . . . . . .     40 1/2      35 1/4
           Second Quarter . . . . . . . . . . . . . . . .     38 1/2      32 1/8
           Third Quarter  . . . . . . . . . . . . . . . .     36 7/8      32 7/8
           Fourth Quarter . . . . . . . . . . . . . . . .       40        33 1/4

     On December 31, 1994, the closing price of the common stock was $38 1/2.

     The company has paid quarterly cash dividends as follows:

                                                               1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                                               -----------      -----------      -----------      -----------
    1993    . . . . . . . . . . . . . . . . . . . . . . .         $0.19            $0.19            $0.19            $0.19
    1994    . . . . . . . . . . . . . . . . . . . . . . .         $0.19            $0.19            $0.19            $0.19

ITEM 6.        SELECTED FINANCIAL DATA:
    A summary of selected financial data for Hercules for the years and year ends specified is set forth in the table below.


                                                                 (Dollars and shares in millions, except per share)
===================================================================================================================

FOR THE YEAR                                                1994         1993        1992         1991         1990
-------------------------------------------------------------------------------------------------------------------
Net Sales                                            $     2,821  $    2,773   $    2,865  $     2,929  $     3,200
Profit from Operations                                       419         308          244          187          190
Income Before Extraordinary Item and
    Effect of Changes in Accounting Principles               274         208          168           95           96
Net Income (Loss)                                            274        (33)          168           95           96
Dividends                                                     89          95          101          105          105
Per Share of Common Stock
   Earnings Before Extraordinary Item and
      Effect of Changes in Accounting Principles            2.29        1.62         1.23          .67          .68
   Earnings (Loss)                                          2.29       (.26)         1.23          .67          .68
   Dividends                                                 .75         .75          .75          .75          .75
Total Assets                                               2,941       3,162        3,228        3,467        3,700
Long-Term Debt                                               307         317          431          483          601

Per-share amounts for all periods presented have been restated to give retroactive recognition to the three-for-one stock split distributed January 30, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.

    In March 1995, Hercules completed the sale of a substantial portion of its Aerospace segment to Alliant Techsystems Incorporated (Alliant), at a gain, for approximately $300 million in cash and 3.86 million shares of newly issued Alliant common stock. Included in the transaction were Aerospace units with combined revenues and operating profits of $657 million and $110 million, respectively in 1994, $688 million and $110 million, respectively in 1993, and $745 million and $62 million, respectively in 1992. Hercules now holds a 30% ownership interest in Alliant and two of the eight nonemployee seats on the Alliant Board of Directors. After funding the needs of the business, cash proceeds from the sale will be used primarily to repurchase Hercules shares. This transaction has no effect on the 1994 finanical statements; Hercules' 30% interest in Alliant will be accounted for on the equity method. Additionally during 1994, the company completed previously announced divestitures of its Packaging Films and Liquid Molding Resins business units in April 1994 and October 1994, respectively, for $173 million in cash, subject to post-closing adjustments. See Note 22 to the financial statements.

    On December 8, 1994, the company announced a three-for-one split of its common stock effected in the form of a 200% tax-free stock dividend distributed on January 30, 1995, to shareholders of record as of January 9, 1995.

RESULTS OF OPERATIONS
    All comparisons within the following discussion are to the previous year, unless otherwise stated.

    Consolidated net sales:   Chemical businesses (Chemical Specialties and
Food & Functional Products segments) sales increased 10% in 1994 on increased volumes and prices, reflecting improvement in western economies. However, the divestiture of the Packaging Films unit in April 1994 and reduced Aerospace
revenues resulted in consolidated net sales remaining relatively flat.   In
1993, sales declined approximately 3% mostly in the Aerospace and Chemical Specialties segments, reflecting continued cutbacks in defense budgets, weaker European currencies, and recessionary conditions in Europe.

    Profit from operations increased 36%, or $111 million, in 1994. Gross profit improved approximately $55 million, or 7%, and gross profit margins increased to 32% from 30% a year ago primarily on the strength of the chemical businesses. This gross profit improvement, resulting from the aforementioned volume and price increases, coupled with manufacturing cost improvements, was partially offset by the sale of Packaging Films and lower Aerospace margins. Selling, general and administrative (SG&A) expenses remained relatively flat while research and development (R&D) expenses declined. Cost savings from previous restructurings and the continuation of cost-management programs were offset by increased expense for employee incentive compensation programs (primarily related to performance above target levels) and increased manufacturing support and marketing expenses. The lower R&D expenses relate primarily to lower spending in the Aerospace segment and other divested businesses. Other operating expenses (Note 15 to the financial statements) declined $48 million. Lower 1994 environmental expenses and severance costs, coupled with 1993 restructuring charges related to the disposition of Liquid Molding Resins and a company-wide reduction in personnel, account for the favorable change. Environmental expenses declined from $35 million to $20 million as no significant new sites requiring recognition of environmental expenditures were identified. Environmental expenses are discussed further below and in Note 23 to the financial statements.

    In 1993, profit from operations increased 26%, or $63 million. Contract changes and settlements related to the Titan IV solid rocket motor upgrade
(SRMU) program in the Aerospace segment aggregated approximately $60 million. Increased gross margins were offset by higher R&D expenses. SG&A expenses were unchanged. Cost savings from previous restructurings and divestitures, and the continuation of cost-management programs, were offset by increased expenses for
employee incentive compensation programs.   Other operating expenses were also
unchanged.   Lower environmental expenses were offset by higher restructuring and other charges. Environmental costs were higher in 1992 compared with 1993 pursuant to a court decision giving wider latitude to the U.S. Environmental Protection Agency in selecting the remediation methods for cleanup at the Jacksonville, Arkansas, site (see Note 23 to the financial statements).

    Chemical Specialties: Net sales increased 11%, or $105 million, in 1994. Higher pricing for resins in adhesives, chewing gum, construction, and graphic arts markets along with overall resins volume increases accounted for the sales improvement. In addition, strong polypropylene nonwoven fiber volume in the diaper coverstock market and increased volumes of rosin size and emulsion products due to higher utilization rates in the paper industry added to the sales increase. Profit from operations increased 32%, or $48 million, in 1994, primarily due to the increased revenues. Additionally, reduced manufacturing cost per unit derived from higher production volume added to the operating profit improvement.

    In 1993, net sales declined by 5%, or $47 million. Weaker European currencies were a significant factor in the sales decline. While overall volumes were relatively stable, recessionary conditions in Europe resulted in pricing pressures. Profit from operations declined by 8%, or $13 million, in 1993, primarily due to the decline in revenues. Manufacturing cost improvements, lower raw material costs, and cost savings from the rationalization of worldwide administration and support functions were largely offset by asset writeoffs, higher incentive compensation, and R&D expenses.

    In 1995, strong market demand is expected to continue in the Americas and Europe. Manufacturing cost improvements will continue to be important, especially as raw material prices continue to increase.

    Food & Functional Products: Net sales increased 9%, or $78 million, in 1994. Water-soluble polymer sales increased reflecting volume and price improvements due to strong demand in the paint, construction, and regulated markets. This improvement was partially offset by lower volumes in the oil and gas markets along with declines in coatings due to continued pricing pressures from foreign manufacturers on furniture coating applications. Additionally, volume improvements in food gums and printing product applications added to the revenue improvement. Profit from operations increased 31%, or $35 million, in 1994, primarily due to the aforementioned price and volume improvements. Additionally, lower manufacturing costs and higher yield from process improvements and better utilization of capacity added to the operating profit improvement.

In 1993, net sales were relatively flat. Although overall volumes increased, particularly in food gums, revenues were adversely affected by weaker European currencies, partially offset by higher water-soluble polymer prices. Profit from operations increased by 4%, or $4 million, principally due to higher yield from process improvements and better utilization of capacity.

    In 1995, demand in major markets is expected to remain strong. Successful implementation of incremental capacity projects and manufacturing cost improvements will continue to be important.

    Aerospace:   Net sales declined 1%, or $11 million, in 1994.  The sales decrease relates primarily to decline in production volumes, lower flight incentives, overall defense budget cuts, reduced number of new programs, program cancellations, and funding delays. Sales (and operating profit) were favorably affected by $48 millon related to a re-evaluation of the Titan IV SRMU contract deferral established in 1993. This resulted from diminished program risk coincident with progress in 1994 toward program completion and a second favorable contract modification in 1994, the final portion of which was negotiated in the fourth quarter. In 1993, Titan IV SRMU contract modifications and settlements had a $28 million favorable effect on sales. The basis for the deferral and subsequent adjustment thereof is based on management's evaluation and quantification of risks inherent in the program, prior difficulties with this contract, and the effects of contract modifications and restructurings. Additionally, 1994 sales (and operating profit) benefited $8 million from a one-time sale of a technology license. Profit from operations declined $7 million, or 7%, as a result of the following: lower profit related to the Titan IV SRMU contract deferrals and settlements ($48 million in 1994 compared with $60 million in 1993); manufacturing problems in the Ordnance business unit resulting in a $13 million decline in operating profits; lower flight incentives of $15 million; and lower margins in composite materials as a result of defense reductions. Partially offsetting these unfavorable effects were improved Titan operating performance, realization of past cost reduction actions, the one-time sale of technology, and improved performance in the tactical missiles business unit.

    Net sales declined by 5%, or $43 million, in 1993 principally because of overall defense budget cuts, funding delays, and program terminations and cancellations. Additionally, the 1992 results were favorably affected by ordnance replenishment sales resulting from the 1991 Gulf War. Despite the reduction in sales, profit from operations increased by 102%, or $52 million, as a result of the following: Titan IV SRMU contract modifications and settlements of $60 million ($28 million favorable effect on net sales); incentive and award fees (a normal part of successful government contracting) of $21 million; continued cost management; the phaseout of several loss programs; and favorable resolution of contractual issues. Offsetting these favorable effects were increased charges approximating $16 million, principally related to incentive compensation plans, severance costs, and the 1992 favorable settlement of a cost-allowability issue on Government contracts.

    Both declines in new program opportunities and cancellations or stretch-outs of existing programs are possible in the continued budget-reduction environment of the Department of Defense. In addition, accelerating industry-wide excess capacity is likely to increase price competition. Although aggressive cost-reduction efforts will continue to be a focus, the occurrence of these events may adversely affect Aerospace segment results in the future.

    Corporate and other: Net sales declined $124 million in 1994 primarily due to the divestiture of the Packaging Films business in April 1994. Operating losses declined $35 million principally reflecting restructuring charges taken in 1993 coupled with lower environmental expenses.

    In 1993, net sales were relatively flat. Operating losses declined by $20 million, reflecting lower losses in Liquid Molding Resins (before restructuring charges) and lower environmental expenses. The 1993 restructuring charges for planned asset dispositions did not vary significantly from 1992 charges related to rationalization of worldwide administration and support functions.

    Equity in income of affiliated companies increased by $2 million. The improvement reflects improved earnings in Tastemaker, the 50%-owned flavors joint venture, partially offset by the sale of Hercules' interest in several affiliates in 1993. In 1993, income increased $8 million reflecting improved Tastemaker earnings.

    Interest and debt expense decreased by 22% and 12% in 1994 and 1993, respectively, principally because of reduced levels of average debt and increased capitalized interest related to higher capital spending.

    Other income (expense) net, (see Note 17) showed an unfavorable change of $24 million in 1994. The decline primarily reflects 1993 favorable litigation
settlements of $29 million.   In 1993, other income (expense) net, decreased by
$30 million. The decline principally reflects lower net gains on dispositions and lower interest income offset by favorable litigation settlements, lower foreign currency losses, and 1992 shutdown costs.

    The provision for income taxes reflects effective tax rates of 33% in 1994 and 1993, and 37% in 1992. Both the 1994 and the 1993 rates have been favorably affected by research and experimentation tax credits of $4 million and $10 million, respectively. The 1993 rate was offset by a relatively high tax rate on the sale of Hercules' investment in a foreign affiliate. Without these unusual items, effective tax rates would have been 35% in both 1994 and 1993. See Note 18 to the financial statements for further information.

FINANCIAL CONDITION

    Liquidity and financial resources: Net cash flow from operations was $298 million, $659 million, and $305 million in 1994, 1993, and 1992, respectively. The substantial increase in 1993 and subsequent decrease in 1994 were due principally to Titan IV SRMU recoveries in 1993 of approximately $262 million. Additionally, cash flow from operations in 1994 reflected higher tax payments associated with the Titan settlement and the sale of the Packaging Films business, while 1993 reflected cash proceeds from favorable litigation settlements. Also in 1994 working capital requirements were higher. Overall cash flow in 1994 was favorably affected by the proceeds from asset disposals of $202 million, primarily related to the sale of the Packaging Films business.

    In the three-year period ended December 31, 1994, the company satisfied its cash requirements for capital expenditures, other investing activities, and dividends entirely from operating cash flows.

    In addition to internally generated cash, various credit sources are available to the company. These include short-term lines of credit, of which $66 million was available at December 31, 1994, and revolving credit agreements with several banks providing $380 million ($280 million of which was available at December 31, 1994). In addition, the company has a shelf registration in the amount of $50 million available, subject to market conditions.

    Working capital has increased in 1994 primarily reflecting the recognition of previously deferred revenue associated with the Titan IV SRMU of $48 million.

    Working capital decreased in 1993 largely reflecting recoveries of accounts receivable, resulting from the restructuring of the Titan IV SRMU contract. In addition, water-soluble polymer inventories were managed downward.

    Capital expenditures increased in 1994 to $164 million from $150 million in
both 1993 and 1992.   The increase primarily reflects spending on a new
methylcellulose facility in Doel, Belgium, which was completed in late 1994.

    Commitments and Capital Structure: Total capitalization (stockholders' equity plus total debt) of $1.8 billion at December 31, 1994, remained unchanged from December 31, 1993. Stockholders' equity declined $73 million while total debt increased $15 million. As a result, total debt as a percentage of capitalization increased to 28% from 26%.

    Concurrent with the three-for-one split of common stock, the Board also increased the quarterly dividend 12.5% to $.21 per share on a post-split basis. Also, at December 31, 1994, 12,774,600 shares of common stock on a post-split basis remained authorized for repurchase.

    Fluctuations in interest and foreign currency exchange rates affect the company's financial position and results of operations. The company uses several strategies to actively hedge foreign currency exposure and minimize the effect of such fluctuations in reported earnings. (See "Foreign Currency Translation" and "Financial Instruments and Hedging" in the Summary of Significant Accounting Policies and Notes 17 and 20 to the financial statements.) There are presently no significant restrictions on the remittance of funds generated by the company's operations outside the United States.

    Hercules has been identified as a potentially responsible party (PRP) by Federal and State authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $64 million and $244 million. The company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected. Additional details regarding environmental matters are provided in Note 23 to the financial statements.

    Environmental remediation expenses for nonoperating and operating sites have been funded from internal sources of cash. Such expenses are not expected to have a significant effect on the company's ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows.

    A quarterly dividend has been paid without interruption since 1913, the company's first year of operation. The quarterly dividend of $.56 per share, during 1994 (pre-split basis), represents a total payout for the year of $89 million.

    During 1994, about 43% of capital expenditures pertained to production-capacity increases, compared with 35% in 1993 and 30% in 1992. Most of the remainder relates to cost-savings projects, regulatory requirements, and research facilities. Capital expenditures are expected to approximate $146 million during 1995. This amount includes funds for continuation and/or completion of ongoing projects as well as resins upgrade and modernization at Jefferson, Pennsylvania, and a new polypropylene fiber plant in Mexico.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          REQUIRED SUPPLEMENTARY DATA
                             HERCULES INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS                                                                       Page
                                                                                                        ----
      Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
      Consolidated Statement of Operations for the Years Ended December 31, 1994, 1993,
          1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14
      Consolidated Balance Sheet as of December 31, 1994 and 1993   . . . . . . . . . . . . . . .        15
      Consolidated Statement of Cash Flows for the Years Ended December 31, 1994,
          1993, and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16
      Consolidated Statement of Stockholders' Equity for the Years Ended December 31,
           1994, 1993, and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17
      Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .       18-34

SUPPLEMENTARY DATA
      Summary of Quarterly Results (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . .        35
      Subsidiaries of Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        36

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and the Board of Directors of Hercules Incorporated
Wilmington, Delaware

We have audited the consolidated financial statements of Hercules
Incorporated and subsidiary companies listed in the index on page 12 of this
Form 10-K.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hercules Incorporated and subsidiary companies as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Notes 14 and 18 to the financial statements, in 1993, the company changed its methods of accounting for postemployment benefits, postretirement benefits other than pensions, and income taxes.


Coopers & Lybrand, L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania 19103
January 30, 1995

Hercules Incorporated

Consolidated Statement of Operations                                   (Dollars in thousands, except per share)

                                                                              Year Ended December 31
                                                                  ---------------------------------------------
                                                                         1994             1993             1992
===============================================================================================================
Net Sales                                                          $2,821,015       $2,773,404       $2,864,859
Cost of sales                                                       1,924,342        1,931,015        2,092,210
Selling, general and administrative expenses                          373,941          371,725          371,472
Research and development                                               64,780           76,121           70,208
Other operating expenses, net (Note 15)                                39,104           86,912           86,542
                                                                  ---------------------------------------------
Profit from operations                                                418,848          307,631          244,427

Equity in income of affiliated companies                               25,605           24,108           15,984
Interest and debt expense (Note 16)                                    28,137           36,159           41,196
Other income (expense), net (Note 17)                                 (8,028)           15,606           45,607
                                                                  ---------------------------------------------

Income before income taxes and effect of changes
     in accounting principles                                         408,288          311,186          264,822
Provision for income taxes (Note 18)                                  134,132          102,766           96,925
                                                                  ---------------------------------------------

Income before effect of changes in accounting principles              274,156          208,420          167,897

Extraordinary charge for early retirement of debt (Note 6)                 --          (3,578)               --

Effect of changes in accounting principles (Notes 14 and 18)               --        (238,218)               --
                                                                  ---------------------------------------------

Net income (loss)                                                  $  274,156        ($33,376)       $  167,897
                                                                  =============================================

Earnings (loss) per share (Note 19):
Before effect of changes in accounting principles                  $     2.29       $     1.62       $     1.23

Extraordinary charge from early retirement of debt (Note 6)                --            (.03)               --

Effect of changes in accounting principles (Notes 14 and 18)               --           (1.85)               --
                                                                  ---------------------------------------------

Earnings (loss) per share                                          $     2.29       $    (.26)       $     1.23
                                                                  =============================================



The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated

Consolidated Balance Sheet                                                               (Dollars in thousands)

                                                                        December 31
                                                                        ---------------------------------------
                                                                                       1994             1993
Assets
---------------------------------------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents                                                       $111,637         $154,628
      Accounts receivable, net (Note 1)                                                588,851          575,924

      Inventories (Note 2)                                                             362,254          412,366

      Deferred income taxes (Note 18)                                                   89,573           83,605
                                                                        ---------------------------------------
             Total Current Assets                                                    1,152,315        1,226,523

Property, Plant and Equipment, net (Note 12)                                         1,216,055        1,309,335

Investments (Note 3)                                                                   224,760          232,077

Prepaid pension (Note 13)                                                              222,412          229,923
Deferred charges and other assets                                                      125,711          164,103
                                                                        ---------------------------------------
             Total Assets                                                           $2,941,253       $3,161,961
                                                                        =======================================

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------

Current Liabilities
      Accounts payable                                                              $  162,858       $  168,026
      Short-term debt (Note 5)                                                         188,347          163,901
      Accrued expenses (Note 12)                                                       416,265          552,284
                                                                        ---------------------------------------
             Total Current Liabilities                                                 767,470          884,211

Long-term debt (Note 6)                                                                307,217          316,871
Deferred income taxes (Note 18)                                                        129,183          126,203
Other postretirement benefits (Note 14)                                                253,435          272,955
Deferred credits and other liabilities                                                 189,267          193,514

Stockholders' Equity
      Series preferred stock (Note 7)                                                       --               --
      Common stock (Note 8)
              (Shares issued: 1994, 149,115,459; 1993, 59,899,295)                      77,665           31,198
      Additional paid-in capital                                                       394,749          453,553
      Foreign currency translation adjustment                                           49,422           29,593
      Retained earnings                                                              1,474,329        1,955,005
                                                                        ---------------------------------------
                                                                                     1,996,165        2,469,349
Reacquired stock, at cost (1994, 32,480,067;
      1993, 19,062,295 shares)                                                         701,484        1,101,142
                                                                        ---------------------------------------
             Total Stockholders' Equity                                              1,294,681        1,368,207
                                                                        ---------------------------------------
             Total Liabilities and Stockholders' Equity                             $2,941,253       $3,161,961
                                                                        =======================================


The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated

Consolidated Statement of Cash Flow                                                                (Dollars in thousands)
Increase (Decrease) in Cash and Cash Equivalents
                                                                               Year Ended December 31
                                                                               ------------------------------------------
                                                                                     1994             1993           1992
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $  274,156     $   (33,376)     $  167,897
Adjustments to reconcile net income to net cash
provided from operations:
    Effect of changes in accounting principles                                         --          238,218             --
    Extraordinary charge for early retirement of debt                                  --            3,578             --
    Depreciation                                                                  147,974          169,292        171,752
    Contract deferrals and provisions                                            (48,000)           98,257             --
    Nonoperating gain on disposals                                               (14,437)          (5,505)       (87,678)
    Other nonoperating items                                                       57,522           48,285         14,129
    Accruals and deferrals of cash receipts and payments:
         Affiliates earnings less than dividends received                         (5,624)              191          2,839
         Accounts receivable                                                     (17,791)          151,987       (35,899)
         Inventories                                                               35,924           31,507         28,870
         Accounts payable and accrued expenses                                   (77,972)         (29,261)         71,778
         Deferred charges                                                        (15,508)            9,697       (28,269)
         Noncurrent credits and liabilities                                      (38,492)         (23,382)          (482)
-------------------------------------------------------------------------------------------------------------------------
             NET CASH PROVIDED FROM OPERATIONS                                    297,752          659,488        304,937
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                            (164,182)        (149,466)      (150,111)
Proceeds of investment and fixed asset disposals                                  202,007           60,829        114,987
Payments for businesses acquired, net of cash acquired                                 --          (1,137)             --
Cash invested in unconsolidated affiliates, net                                   (2,416)          (5,540)       (15,644)
Other                                                                               5,262          (8,332)        (9,049)
-------------------------------------------------------------------------------------------------------------------------
             NET CASH PROVIDED FROM (USED FOR)
             INVESTING ACTIVITIES                                                  40,671        (103,646)       (59,817)
CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                                            80,008          194,588        116,618
Long-term debt repayments                                                       (138,420)        (221,294)      (161,542)
Change in short-term debt                                                          97,821         (28,247)        (1,961)
Common stock issued                                                                 8,915           16,560          9,381
Common stock reacquired                                                         (342,035)        (320,488)      (230,903)
Dividends paid                                                                   (89,045)         (94,962)      (100,561)
-------------------------------------------------------------------------------------------------------------------------
             NET CASH USED FOR FINANCING ACTIVITIES                             (382,756)        (453,843)      (368,968)
Effect of exchange rate changes on cash                                             1,342            (923)        (1,218)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (42,991)          101,076      (125,066)
Cash and cash equivalents at beginning of year                                    154,628           53,552        178,618
                                                                               ------------------------------------------
Cash and cash equivalents at end of year                                       $  111,637     $    154,628     $   53,552
                                                                               ==========================================
-------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest (net of amount capitalized)                                       $   30,988     $     38,359     $   41,840
    Income taxes paid, net                                                        194,385          132,827         61,507
Noncash investing and financing activities:
    Conversion of notes and debentures                                             31,180           18,524         18,961
    Contribution of net assets to joint venture                                        --               --         52,230
    Incentive plan stock issuances                                                 41,233           61,600          8,773
    Accounts payable for common stock acquisitions                                  7,946           22,046          1,764
    Premium for early retirement of debt                                               --            4,144             --
-------------------------------------------------------------------------------------------------------------------------

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated

Consolidated Statement of Stockholders' Equity                                               (Dollars in thousands)

                                                         Common     Paid-In   Translation     Retained   Reacquired
                                                          Stock     Capital    Adjustment     Earnings     Stock
-------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1992                              $30,290    $357,758      $80,367   $2,016,007     $566,035
     (Common shares:  Issued 58,155,928;
     reacquired, 11,463,354)
Net Income                                                    --           --          --      167,897           --
Cash dividends, $.75 per common share                         --           --          --    (100,561)           --
Foreign currency translation adjustment                       --           --    (44,989)           --           --
Purchase of common stock, 4,336,450 shares                    --           --          --           --      231,433
Retirement of reacquired stock,
 157,005 shares                                              (82)     (7,675)          --           --      (7,757)
     Issuance of common stock:
Incentive plans, net, 338,667 shares                         176      17,978           --           --           --
Conversion of notes and debentures, 826,958 shares           431      18,530           --           --           --
-------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1992                             30,815      386,591      35,378    2,083,343      789,711
     (Common shares:  Issued 59,164,548;
     reacquired, 15,642,799)
Net Loss                                                      --           --          --     (33,376)           --
Cash dividends, $.75 per common share                         --           --          --     (94,962)           --
Foreign currency translation adjustment                       --           --     (5,785)           --           --
Purchase of common stock, 3,959,300 shares                    --           --          --           --      340,770
     Issuance of common stock:
Incentive plans, net, 857,015 shares including
     539,804 from reacquired stock                           166      48,655           --           --     (29,339)
Conversion of notes and debentures, 417,536 shares           217      18,307           --           --           --
===================================================================================================================

Balances at December 31, 1993                             31,198      453,553      29,593    1,955,005    1,101,142
     (Common shares:  Issued 59,899,295;
     reacquired, 19,062,295)
Net Income                                                    --           --          --      274,156           --
Cash dividends, $.75 per common share                         --           --          --     (89,045)           --
Foreign currency translation adjustment                       --           --      19,829           --           --
Purchase of common stock, 2,981,500 shares                    --           --          --           --      327,935
     Issuance of common stock:
Incentive plans, net, 317,262 shares including
     217,106 from reacquired stock                            52       4,764           --           --     (13,473)
Conversion of notes and debentures, 705,702 shares           368      30,812           --           --           --
Retirement of reacquired stock, 11,000,000 shares        (5,729)    (94,380)           --    (614,011)    (714,120)
Three-for-one common stock split effected in the
     form of a stock dividend: issued 99,410,306
     shares; 21,653,378 treasury shares                   51,776           --          --     (51,776)           --


Balances at December 31, 1994                            $77,665    $394,749      $49,422   $1,474,329     $701,484
===================================================================================================================
     (Common shares:  Issued 149,115,459;
     reacquired, 32,480,067)




The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Hercules Incorporated and all wholly owned subsidiaries. Investments in affiliated companies owned 20% or more are accounted for on the equity method and, accordingly, consolidated income includes Hercules' share of their income.

RECLASSIFICATIONS
     On December 8, 1994, the company's Board of Directors authorized a three-for-one stock split effected in the form of a 200% tax-free stock dividend distributed on January 30, 1995, to stockholders of record as of January 9, 1995. Stockholders' equity at December 31, 1994, has been adjusted to give retroactive effect to the stock split by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to per-share amounts, number of shares at December 31, 1994, and stock option data of the company's common stock have been restated.
     Equity in income of affiliated companies is reported before applicable income taxes and included in income before income taxes and effect of changes in accounting principles. Previously, equity in income of affiliated companies was reported net of applicable income taxes and included in income before effect of changes in accounting principles. Management believes that the current presentation is more meaningful. The effect on income before income taxes is $25,605, $24,108, and $15,984 for the years ended December 31, 1994, December 31, 1993, and December 31, 1992, respectively. The effect on the provision for income taxes is $8,700, $6,881, and $8,601 for the comparable periods. Financial statements for 1993 and 1992 have been reclassified to conform with the 1994 presentation.

LONG-TERM CONTRACTS
     Aerospace segment sales are principally under long-term contracts and include cost-reimbursement and fixed-price contracts. Sales under cost-reimbursement contracts are recognized as costs are incurred and include a proportion of the fees expected to be realized equal to the ratio of costs incurred to date to total estimated costs. Sales under fixed-price contracts are recognized as the actual cost of work performed relates to the estimate at completion.
     Cost or performance incentives, which are incorporated in certain contracts, are recognized when realization is assured and amounts can be reasonably estimated. Estimated amounts for contract changes and claims are included in contract sales only when realization is probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to income.

ENVIRONMENTAL EXPENDITURES
     Environmental expenditures that pertain to current operations or relate to future revenues are expensed or capitalized consistent with the company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated.

CASH AND CASH EQUIVALENTS
     Cash in excess of operating requirements is invested in short-term, income-producing instruments. In accordance with company policy, cash equivalents include commercial paper and other securities with original maturities of 90 days or less. The book value approximates fair value because of the short maturity of those instruments.

INVENTORIES
     Inventories are stated at the lower of cost or market. Domestic inventories are valued predominantly on the last-in, first-out (LIFO) method. Foreign inventories and certain domestic inventories, which in the aggregate represent approximately 53% of total inventories, are valued principally on the average cost method. Inventoried costs relating to long-term contracts are stated at actual production cost.

PROPERTY AND DEPRECIATION
     Property, plant and equipment are stated at cost. The company changed to the straight-line method of depreciation, effective January 1, 1991, for newly acquired processing facilities and equipment. Assets acquired before the effective date of the change continue to be depreciated principally by accelerated methods. The company believes that straight-line depreciation provides for a better matching of costs and revenues over the lives of the assets.
     Maintenance, repairs, and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) is charged to income.

INCOME TAXES
     Income taxes for 1994 and 1993 are determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, which requires an asset and liability approach for financial accounting and reporting of income taxes. Changes in enacted tax rates are reflected in the tax provision as they occur. A valuation allowance is recorded to reduce deferred tax assets when realization of a tax benefit is unlikely.
     For years prior to 1993, the provision for income taxes was determined under Accounting Principles Board Opinion 11 (APB 11), whereby the income tax provision was calculated under the deferred method.
     The company provides taxes on undistributed earnings of subsidiaries and affiliates included in consolidated retained earnings to the extent such earnings are planned to be remitted and not reinvested permanently.

FOREIGN CURRENCY TRANSLATION
     With the exception of operations in countries with highly inflationary economies, the financial statements of Hercules' non-U.S. entities are translated into U.S. dollars using current rates of exchange, with gains or losses resulting from translation included in the foreign currency translation adjustment account in the stockholders' equity section of the balance sheet. The related allocation for income taxes is not significant. For foreign operations in countries with highly inflationary economies, financial statements are translated at either current or historical exchange rates, as
appropriate.   These currency adjustments, along with gains and losses on foreign currency transactions (denominated in currencies other than local currency), are reflected in net income. The translation loss of the inflationary component of interest income related to holding marketable securities in highly inflationary economies is classified as a reduction in interest income.

FINANCIAL INSTRUMENTS AND HEDGING
     Derivative financial instruments are used to hedge risk caused by
fluctuating currency and interest rates.   The company enters into forward
exchange and foreign currency option contracts and currency swaps to hedge
foreign currency exposure.   Realized and unrealized gains and losses on these
contracts are included in net income, except for gains and losses on contracts to hedge specific foreign currency commitments, which are deferred and accounted for as part of the transaction. Gains or losses on contracts used to hedge the value of investments in certain foreign subsidiaries are included in the foreign currency translation adjustment account. The company does not hold or issue financial instruments for trading purposes.
     In addition, the company uses interest rate swap agreements to manage
interest costs and risks associated with changing interest rates.   The
differential to be paid or received is accrued as interest rates change and is recognized in interest expense over the life of the agreements. Counterparties to the forward exchange, currency swap and interest rate swap contracts are major financial institutions. Credit loss from counterparty nonperformance is not anticipated.

Hercules Incorporated
NOTES TO FINANCIAL STATEMENTS           (Dollars in thousands, except per share)

1.   ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of:
                                                                                         1994             1993
                                                                                         ---------------------
             Trade                                                                   $537,383         $539,611
             Other                                                                     58,675           42,573
                                                                                     -------------------------
                 Total                                                                596,058          582,184
             Less allowance for doubtful accounts                                       7,207            6,260
                                                                                     -------------------------
                                                                                     $588,851         $575,924
                                                                                     =========================

      Trade accounts receivable include amounts under long-term contracts and subcontracts (principally with the U.S. Government or U.S. Government contractors) of $171,705 at December 31, 1994, and $196,465 at December 31, 1993, net of progress payments of $297,200 and $373,132, respectively.
Included in these amounts are unbilled accounts receivable (work in progress and claims) of $94,369 and $113,282, respectively, representing recoverable costs and accrued profits, which will be billed in accordance with contract terms and delivery schedules. Receivables that will not be collected within one year are $31,496 at December 31, 1994, and $15,144 at December 31, 1993.
      Long-term U.S. Government contracts and subcontracts are subject to termination by the Government; however, in these circumstances, an equitable settlement of work performed is negotiated unless in the unlikely event it is determined to be a termination for default. Additionally, certain contracts are subject to final cost submissions and rate settlements. At December 31, 1994, there were no significant receivables subject to litigation.
Additionally at December 31, 1994, net accounts receivable from customers located in the United States, Europe and other regions were $396,764, $160,798, and $31,289, respectively.

2.    INVENTORIES

The components of inventories are as follows:

                                                                                         1994             1993
                                                                                         ---------------------
             Finished products                                                       $171,891         $199,053
             Materials, supplies and work in process                                  190,363          213,313
                                                                                     -------------------------
                                                                                     $362,254         $412,366
                                                                                     =========================

      Inventories valued on the LIFO method were lower than if valued under the average cost method, which approximates current cost by $34,171 and $35,273 at December 31, 1994 and 1993, respectively.

3.    INVESTMENTS

Total equity investments in affiliated companies were $133,810 and $142,917 at December 31, 1994 and 1993, respectively. Dividends received from affiliated companies were $11,281 in 1994, $18,381 in 1993, and $10,222 in 1992.

      Other investments, at cost or less, were $90,950 and $89,160, for the years ended December 31, 1994 and 1993, respectively. Included in these amounts are noncurrent marketable securities aggregating $53,242 and $52,264 for the corresponding years. The company's investments in equity and debt securities covered under the scope of Statement of Financial Accounting Standards (SFAS), No. 115, "Accounting for Certain Investments in Debt and Equity Securities" are classified as "available for sale". The value of these investments, based on market quotes, approximates book values.

4.    CONTRACT DEFERRALS AND PROVISIONS

Hercules entered into a Supplemental Agreement with the Titan IV SRMU prime contractor effective October 15, 1993. Contemporaneously with this agreement, which called for contract changes related to production, delivery, and launch schedules, the prime contractor entered into a Supplemental Agreement to its Titan IV prime contract with the Air Force, which was also effective October 15, 1993. As a result, Hercules dismissed its lawsuit against the prime contractor and received payments of $215,000 in November 1993, primarily for amortized investment in development and tooling costs and increased risk associated with the contract changes. Additional agreements between the parties provided for Hercules to receive payments for settlements of contract claims aggregating $84,000, of which $21,700 and $47,000 were received for 1994 and 1993, respectively.
      Estimated costs at completion for the Titan IV SRMU program and other contracts are reviewed quarterly and consider the progress of the contracts, changes in contract terms and conditions, and other contingencies. Year-end deferrals and provisions are considered adequate to complete the contracts and amounted to $63,097 and $118,321 at December 31, 1994 and 1993, respectively. The decrease in the deferrals and provisions principally reflects diminished program risk relating to the Titan IV SRMU program coincident with 1994 progress toward program completion and a favorable contract modification, the final portion of which was negotiated in the fourth quarter of 1994.

5.    SHORT-TERM DEBT

A summary of short-term debt follows:

                                                                        1994                      1993
                                                                    ----------------------------------
Commercial paper                                                    $100,000                  $     --
Banks                                                                 35,600                    29,566
Current maturities of long-term debt                                  52,747                   134,335
                                                                    ----------------------------------
                                                                    $188,347                  $163,901
                                                                    ==================================

     Commercial paper is issued or renewed for varying periods, with interest at prevailing market rates. Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of commercial paper and bank borrowings approximate market value because of their short maturity period.
     At December 31, 1994, Hercules had $66,376 of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Lines of credit in use at December 31, 1994, were $28,783.

6.   LONG-TERM DEBT

A summary of long-term debt follows:

                                                                             1994                 1993
                                                                     ---------------------------------
9.6% notes due 1994                                                  $         --              $50,000
Term loans due 1993-1995 (a)                                               52,393               52,166
6.5% convertible subordinated debentures due 1999 (b)                       4,242                5,568
7.85% notes due 2000                                                       25,000               25,000
6.625% notes due 2003 (c)                                                 124,842              124,823
8% convertible subordinated debentures due 2010 (d)                        66,905               96,759
8.5% debentures due 2017 (e)                                                   --               79,144
Variable rate loans (f)                                                    75,400                   --
Other                                                                      11,182               17,746
                                                                     ---------------------------------
                                                                          359,964              451,206

Current maturities of long-term debt                                     (52,747)            (134,335)
                                                                     ---------------------------------
Net long-term debt                                                       $307,217             $316,871
                                                                     =================================

         (a) The term loans are with several banks and bear interest at various rates at an agreed-upon spread over lenders' cost of funds.

         (b) The subordinated debentures are convertible into common stock at $11.67 per share and are redeemable at the option of the company at varying rates.

         (c) Par value of $125,000 issued June 1993.

         (d) The subordinated debentures are convertible into common stock at $14.90 per share and are redeemable at the option of the company at varying rates. Beginning in 1996, the debentures require an annual sinking fund of $5,000.

         (e) Debentures were redeemed in first quarter 1994.   In December
1993, the company notified the holders of its intention to redeem the debentures in January 1994. An extraordinary charge of $3,578 (net of a tax benefit of $2,288), or $.03 per share, was recorded, principally for redemption premiums and unamortized issuance costs. 1993 "Current maturities of long-term debt" included these debentures.

         (f) Uncollateralized bank borrowings with average maturities of 400 days, with interest at a negotiated spread over lenders' cost of funds.

         The company has entered into a revolving credit and competitive advance facility agreement with various banks providing for commitments that terminate in 1995 and 1998. Under the agreement, Hercules may borrow up to a total of $380,000 (of which $280,000 was available at December 31, 1994) at an agreed-upon spread over London Interbank Offered Rate (LIBOR). This agreement requires the maintenance of certain financial ratios.

         Long-term debt maturities during the next five years are $52,747 in 1995, $78,067 in 1996, $1,763 in 1997, $895 in 1998, and $4,414 in 1999.

7.       SERIES PREFERRED STOCK

The series preferred stock is without par value and is issuable in series. There are 2,000,000 shares authorized for issuance, of which none have been issued.

8.       COMMON STOCK

Hercules common stock has a stated value of $25/48, and 150,000,000 shares are authorized for issuance. At December 31, 1994, a total of 18,020,784 shares
were reserved for issuance for the following purposes:   879,999 shares for
sales to the Savings Plan Trustee; 8,102,250 shares for the exercise of awards under the Stock Option Plan; 2,527,713 shares for awards under incentive compensation plans; 4,854,609 shares for conversion of debentures and notes; and 1,656,213 shares for employee stock purchases.
         Under the company's stock repurchase program started in 1991 through the year ended December 31, 1994, the Board of Directors had authorized the repurchase of up to 47,850,000 shares of company common stock, 4,350,000 shares of which was intended to satisfy requirements of various employee benefit
programs.   During this period, a total of 35,075,400 shares of common stock was purchased in the open market at an average price of $26.16 per share.

9.       PREFERRED STOCK PURCHASE RIGHTS

Each outstanding share of common stock carries one preferred stock purchase right. The right may be exercised, under certain conditions, to purchase one three-thousandth of a share of new Series A Junior Participating Preferred Stock (no par) for $180. The rights are not exercisable or transferable apart from the common stock until 10 days after a public announcement that a person or group has acquired 20% or more, or intends to commence a tender offer for 30% or more, of the common stock of Hercules. The rights, which expire on July 13, 1995, do not have voting rights, are subject to adjustment to prevent dilution, and may be redeemed (under certain conditions) by the company at a price of $.007 per right at any time prior to an acquisition of 20% or more of the company's common stock, and, if no change of control of the company's Board of Directors has occurred, for 10 days thereafter.
         In the event that the company is acquired in a merger, or other business combination transaction of 50% or more of its consolidated assets or earning power are sold, each right will entitle its holder to purchase from the surviving or acquiring corporation, for the exercise price, common stock having a market value of twice the exercise price of the right. Alternatively, if a 20% holder were to acquire the company by means of a reverse merger in which the company and its stock survive, or were to engage in certain "self-dealing" transactions, each right not owned by the 20% holder would become exercisable for the number of common shares which, at that time, would have a market value of two times the exercise price of the right.
         At December 31, 1994, 150,000 shares of Series A Junior Participating Preferred Stock were reserved for issuance at certain terms upon the exercise of the Preferred Stock Purchase Rights. The voting, dividend, and liquidation rights of each three-thousandth of a share are generally equivalent to rights enjoyed by one share of common stock, subject to certain minimum preferences.

10.      STOCK-BASED INCENTIVE PLANS

The incentive compensation plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and nonemployee directors.
         Shares of common stock awarded under these plans normally are either restricted stock (shares subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment) or performance shares (shares subject to the same restrictions and risk of forfeiture, whose ultimate distribution is contingent on performance as measured against predetermined objectives over a specified period of time). During the restriction period, award holders have the rights of stockholders, including the right to vote and receive cash dividends, except for the right to transfer ownership. Shares are forfeited and revert to the company as a result of employment termination, except in the case of death, disability, retirement, or other specified events. The number of awarded shares outstanding was 3,269,250, 2,863,341, and 1,420,095 at December 31, 1994, 1993, and 1992, respectively. The cost of stock awards and other market-based units, which is charged to income over the period during which the restrictions lapse or over the performance period, amounted to $41,256, $36,606, and $12,304 during 1994, 1993, and 1992, respectively. At December 31, 1994, there were 2,527,713 shares of common stock available for award under the plans.
         Under the company's stock option plans, options are granted at the market price on the date of grant, are exercisable at various periods from one to five years after date of grant, and expire 10 years after date of grant.
         A summary of the status of the company's stock option plans for the three years ended December 31, 1994, follows:

                                                         Shares
                                                        --------------------------------
                                                        Available
                                                        for Grant            Outstanding                         Price Range
January 1, 1992                                          5,203,800             3,251,310                     $11.33 - $19.04
Granted                                                (1,012,200)             1,012,200                     $16.33 - $18.50
Exercised                                                                      (699,090)                     $11.83 - $19.04
Cancelled                                                    5,940              (91,125)                     $11.83 - $19.04
----------------------------------------------------------------------------------------------------------------------------

December 31, 1992                                        4,197,540             3,473,295                     $11.33 - $19.04
Authorized                                               1,800,000
Granted                                                  (935,550)               935,550                     $22.92 - $37.17
Exercised                                                                    (1,002,597)                     $11.83 - $19.04
Cancelled                                                                        (5,700)                     $11.83 - $19.04
----------------------------------------------------------------------------------------------------------------------------

December 31, 1993                                        5,061,990             3,400,548                     $11.33 - $37.17
Granted                                                  (872,700)               872,700                     $35.29 - $38.33
Exercised                                                                      (348,438)                     $11.83 - $25.00
Cancelled                                                                       (11,850)                     $12.25 - $16.21
----------------------------------------------------------------------------------------------------------------------------

December 31, 1994                                        4,189,290             3,912,960                     $11.33 - $38.33

      Options exercisable at December 31, 1994, 1993, and 1992 were 2,242,950, 1,834,878, and 2,461,095, respectively.

11.   EMPLOYEE STOCK PURCHASE PLAN

In April 1993, the company approved a qualified, noncompensatory, Employee Stock Purchase Plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods starting on July 1, 1993. The purchase price for each share is 85% of the lower of the fair market value of the common stock on either the first or last day of that subscription period. Purchases are limited from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 1,800,000 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 1994, and December 31, 1993, were 143,787 and 36,288, respectively.

12.   ADDITIONAL BALANCE SHEET DETAIL

                                                                                          1994             1993
                                                                                   ----------------------------
Property, Plant and Equipment
     Land                                                                          $    32,368      $    33,188
     Buildings and equipment                                                         2,998,002        3,102,072
     Construction in progress                                                           70,379          135,036
                                                                                   ----------------------------
         Total                                                                       3,100,749        3,270,296
     Accumulated depreciation and amortization                                       1,884,694        1,960,961
                                                                                   ----------------------------
     Net Property, Plant and Equipment                                             $ 1,216,055      $ 1,309,335
                                                                                   ============================

Accrued Expenses
     Payroll and employee benefits                                                 $    77,819      $    83,127
     Income taxes payable                                                               31,318           86,539
     Contract deferrals and provisions (Note 4)                                         63,097          118,321
     Other                                                                             244,031          264,297
                                                                                   ----------------------------
Accrued Expenses                                                                   $   416,265      $   552,284
                                                                                   ============================

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

     Net periodic pension cost includes the following components:

                                                        1994                     1993                     1992
                                                  ------------------------------------------------------------
Service cost (benefits earned
 during the year)                                  $ 27,938                 $  28,347                 $ 26,658
Interest cost on projected
 benefit obligation                                  99,671                    94,866                   92,012
Return on plan assets                                 3,195                  (240,192)                 (47,695)
Plan deferrals and amortization                    (111,348)                  130,651                  (65,803)
Amortization of transition asset                    (18,928)                  (18,952)                 (20,135)
                                                  ------------------------------------------------------------

Net periodic pension expense (credit)              $    528                 $  (5,280)                $(14,963)
                                                  ============================================================

      The company's pension plans have assets in excess of the accumulated benefit obligation. Plan assets include equity and fixed income securities and real estate. The following table presents a reconciliation of the funded status of the pension plans to prepaid pension expense.

                                                                                     1994                    1993
-----------------------------------------------------------------------------------------------------------------
Plan assets at fair value                                                      $1,268,463              $1,446,555
-----------------------------------------------------------------------------------------------------------------

Actuarial present value of benefit
 obligations:
 Accumulated benefit obligation
 (vested, 1994 - $1,020,673; 1993 - $1,128,583)                                 1,063,070               1,179,427
Effect of increase in compensation                                                117,947                 175,180
-----------------------------------------------------------------------------------------------------------------

Projected benefit obligation                                                    1,181,017               1,354,607
-----------------------------------------------------------------------------------------------------------------

Plan assets in excess of projected benefit obligation                              87,446                  91,948
Unrecognized net loss                                                             192,572                 206,698
Unrecognized prior service cost                                                    52,391                  60,054
Unrecognized transition asset                                                   (109,997)               (128,777)
-----------------------------------------------------------------------------------------------------------------

Prepaid pension expense                                                        $  222,412              $  229,923
                                                                               ==================================


      Significant assumptions used in determining pension obligations and the related pension expense include a weighted-average discount rate of 8.6% at December 31, 1994, and 7.25% at December 31, 1993, and an assumed rate of increase in future compensation of 4.5% at both dates. The 1994 discount rate was changed from 7.25% to 8.6% on October 1, 1994, based upon an interim valuation performed by the company's actuaries due to the pending sale of the Aerospace business. The increase in the discount rate reflects the significant increase in interest rates in 1994. The expected long-term rate of return on plan assets was 9.0% for 1994 and 1993.
      The change in assumptions noted above decreased the accumulated benefit obligation and the projected benefit obligation by approximately $142,600 and $186,300 respectively.

14.   OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

Hercules provides certain defined benefit postretirement health care and life insurance benefits to retired employees. Substantially all employees are covered and become eligible for these benefits upon satisfying the appropriate age and service requirements necessary for receipt of these benefits.
      Effective January 1, 1993, Hercules adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 requires the recognition of these benefit costs on an accrual basis. Prior to January 1, 1993, the costs of retiree health care and life insurance were expensed as incurred. The effect of adopting this accounting standard was recognized immediately as the effect of a change in accounting principle and resulted in a charge of $187,860 (net of a tax benefit of $115,140) or $1.46 per share against 1993 net income. This represented the accumulated postretirement benefit obligation existing at January 1, 1993. This amount excluded approximately $60,000 related to employees of Government-owned, contractor-operated plants. Based on opinion of company counsel, management believes that postretirement benefits for these employees are the obligation of the United States Government. The new accounting standard would have increased periodic benefit expenses; however, modifications to the Hercules benefit plans announced in February 1993 have more than offset the increase.
      The following provides a reconciliation of the accumulated postretirement benefit obligation (APBO) to the liabilities reflected in the company's balance sheet at December 31, 1994 and 1993:

Accumulated postretirement benefit obligation:                             1994                      1993
                                                                        ----------------------------------
      Retirees                                                          $173,342                  $198,440
      Fully eligible employees                                            14,420                     8,712
      Other employees                                                     23,474                    34,848
                                                                        ----------------------------------
Total accumulated postretirement benefit obligation                      211,236                   242,000
Plan assets at fair value                                                  8,772                    10,625
                                                                        ----------------------------------
APBO in excess of plan assets                                            202,464                   231,375
Unrecognized prior service benefit                                        59,013                    58,974
Unrecognized gain (loss) on plan assets                                    (457)                       325
Unrecognized actuarial gain                                               16,993                     1,703
                                                                        ----------------------------------
Accrued postretirement benefit cost                                      278,013                   292,377

Amount included in accrued expenses -- Other                            (24,578)                  (19,422)
                                                                        ----------------------------------
Other postretirement benefits                                           $253,435                  $272,955
                                                                        ==================================

      The postretirement plans are contributory. In August 1993, the company established a Voluntary Employees' Beneficiary Association (VEBA) Trust and contributed $10,000 to fund postretirement benefits for eligible employees. Benefits for retirees not eligible under the Trust continue to be paid by the company. The company will periodically seek reimbursement from the Trust for claims paid by the company that are eligible for reimbursement. During 1994, $2,004 in reimbursements was obtained from the Trust. The plan assets are invested primarily in equity funds. The weighted average of the expected long-term rate of return on plan assets is 9%.
      In January 1994, Hercules implemented managed care and managed care pharmacy programs for retirees. These programs reduced the accumulated postretirement benefit obligation by $8,205. In February 1993, the company modified its health care benefits. The changes provided for increased cost-sharing by current and future retirees. The plan modifications reduced the accumulated postretirement benefit obligation by $61,832. These amounts are being amortized over the average remaining service lives of the company's active employees. In addition, the components of net periodic benefit costs have been reduced by $9,950 and $8,600 in 1994 and 1993, respectively, as a result of these changes. The net periodic postretirement benefit costs for 1994 and 1993 are as follows:

                                                                           1994                    1993
                                                                        --------------------------------
Service cost (benefits attributed to service during the year)           $  1,832                 $ 2,084
Interest cost on accumulated postretirement benefit obligation            17,076                  19,873
Plan deferrals and amortization                                          (4,747)                  (2,533)
Return on plan assets                                                      (152)                    (625)
                                                                        --------------------------------
Net periodic postretirement benefit cost                                $14,009                  $18,799
                                                                        ================================

      In 1992, the annual costs of these benefits were expensed as paid and totaled $22,550.
      The weighted-average discount rate used to estimate the accumulated postretirement benefit obligation was 8.6% and 7.25% at December 31, 1994 and 1993, respectively. The 1994 discount rate was changed from 7.25% to 8.6% on October 1, 1994 based upon an interim valuation performed by the company's actuaries due to the pending sale of the Aerospace business. The increase in the discount rate reflects the significant increase in interest rates in 1994. The assumed health care cost trend rate at December 31, 1994, was 9% grading down to 5% in 1998 and thereafter. The assumed health care cost trend rate at December 31, 1993, was 10% grading down to 5% in 1998 and thereafter. At December 31, 1994 and 1993, the assumed compensation increases for life insurance were based on graded scales averaging 4.4% for salaried employees and 3.4% for wage employees. The change in the assumptions noted above did not have a material effect on the accumulated postretirement benefit obligation.
      A one-percentage-point increase in the assumed health care cost trend rate would have increased the accumulated postretirement benefit obligation as of December 31, 1994, and the net periodic postretirement benefit cost for 1994 by $17,000 and $1,800, respectively, and $19,500 and $1,800, respectively, as of December 31, 1993.
      Hercules provides certain disability and workers' compensation benefits to former or inactive employees. Effective January 1, 1993, Hercules adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". This statement requires recognition of these benefits on an accrual basis. Prior to January 1, 1993, disability benefits and workers' compensation benefits were expensed as claims were reported. The company's accrued liability under SFAS No. 112 at December 31, 1994, and December 31, 1993, was approximately $19,000. The effect of adopting SFAS No. 112 was recognized immediately in 1993 as the effect of a change in accounting principle and resulted in a charge of $12,400 (net of a tax benefit of $7,600) or $.10 per share against 1993 net income. Adoption of this standard did not materially affect 1993 results of operations.

15.   OTHER OPERATING EXPENSES, NET

Other operating expenses, net, include environmental cleanup costs, principally for nonoperating sites of $20,366 in 1994, $34,744 in 1993, and $45,152 in 1992. Other operating expenses, net, in 1994 also included employee separation costs from a corporate-wide early retirement incentive option and involuntary terminations and writeoffs of $18,738.
      Net restructuring and other writeoffs in 1993 were $52,168 including $25,000 of estimated operating losses, shutdown costs and loss on sale related to the disposition of the Liquid Molding Resins business, $20,654 of severance costs related to involuntary terminations, and $4,600 of asset writedowns associated with an idle manufacturing facility.
      1992 restructuring charges and other writeoffs of $44,998 were principally severance costs including rationalization of worldwide administrative and support functions.

16.   INTEREST AND DEBT EXPENSE

Interest and debt costs are summarized as follows:

                                                 1994                 1993                1992
                                              ------------------------------------------------
Costs incurred                                $36,038              $41,897             $48,966
Amount capitalized                              7,901                5,738               7,770
                                              ------------------------------------------------
Amount expensed                               $28,137              $36,159             $41,196
                                              ================================================

17.  OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists of the following:

                                                 1994                 1993              1992
                                             ------------------------------------------------
Interest income                                $8,191               $8,695           $13,414
Net gains on dispositions                      14,437                5,505            87,678
Gain from litigation settlements                   --               29,036                --
Investment writeoffs                               --                   --           (18,063)
Miscellaneous expense, net                   (30,656)             (27,630)           (37,422)
                                             ------------------------------------------------
                                             $(8,028)              $15,606           $45,607
                                             ================================================

      Net gains on dispositions primarily reflect the sale of the company's interests in affiliated companies. Gain from litigation settlements in 1993 substantially relates to businesses acquired in the 1980s. Investment writeoffs in 1992 primarily reflect the termination of a joint venture to supply paraxylene for an exclusive purchase and resale contract. Owing to market conditions, this contract was in a loss position and the termination caused immediate recognition of the estimated losses associated with the remaining obligations under the contract. Miscellaneous expense, net, includes net foreign currency gains (losses) of $(8,557), $(1,132) and $(8,055) in 1994, 1993, and 1992, respectively.

18.      INCOME TAXES

Effective January 1, 1993, Hercules adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." (See "Income Taxes" under Summary of Significant Accounting Policies.) Deferred tax balances at January 1, 1993, were remeasured in accordance with SFAS No. 109, resulting in a charge of $37,958, or $.29 per share, against net income. The charge primarily represents the effect of adjusting deferred taxes to reflect recognition of foreign tax credits on a tax rather than book basis. The effect of adopting this standard was recognized immediately as the effect of a change in accounting principle and financial statements for years prior to 1993 were not restated. Information shown below for those prior years was determined under the provisions of Accounting Principles Board (APB) Opinion 11.

         The domestic and foreign components of income before taxes on income are presented below.

                                               1994                 1993                 1992
                                           --------------------------------------------------
Domestic                                   $243,211             $177,957             $133,769
Foreign                                     165,077              133,229              131,053
                                           --------------------------------------------------
                                           $408,288             $311,186             $264,822
                                           ==================================================

         A summary of the components of the tax provision follows:

                                              1994                 1993                   1992
                                           ---------------------------------------------------
Currently payable
         U.S. Federal                       $83,162             $105,792               $50,836
         Foreign                             45,802               36,705                42,804
         State                                5,753                4,880                 2,830

Deferred
         Domestic                           (5,200)             (41,707)                 6,125
         Foreign                              4,615              (2,904)               (5,670)
                                           ---------------------------------------------------
Provision for income taxes                  134,132              102,766                96,925
    (excluding extraordinary item and
    effect of accounting changes)
Extraordinary item                               --              (2,288)                    --
Effect of accounting changes:
    Postretirement benefits                      --            (115,140)                    --
    Postemployment benefits                      --              (7,600)                    --
    Income taxes                                 --               37,958                    --
                                           ---------------------------------------------------
Total provision                            $134,132              $15,696               $96,925
                                           ===================================================

         Deferred tax liabilities (assets) at December 31, 1994 and 1993 consist of:
                                                                   1994                   1993
                                                               -------------------------------
         Depreciation                                           $192,485              $203,686
         Prepaid pension                                          87,984                88,202
         Inventory                                                 8,373                 8,556
         Other                                                    12,801                12,801
                                                               -------------------------------
         Gross deferred tax liabilities                          301,643               313,245
                                                               -------------------------------
         Postretirement benefits other than pensions           (112,874)             (118,706)
         Accrued expenses                                      (100,388)              (94,255)
         Government contracts                                   (14,621)              (32,745)
         Loss carryforwards                                     (16,471)              (17,270)
         Foreign tax credit carryforwards                             --               (4,306)
         Other                                                  (32,873)              (23,664)
                                                               -------------------------------
         Gross deferred tax assets                             (277,227)             (290,946)
                                                               -------------------------------
         Valuation allowance                                      15,194                20,299
                                                               -------------------------------
                                                               $  39,610             $  42,598
                                                               ===============================

         Included in the SFAS No. 109 adoption at January 1, 1993, were valuation allowances of $35,629. The decrease in the valuation allowance in 1994 and 1993 relates principally to utilization of foreign tax credit carryforwards.
         Under the provisions of APB 11, deferred taxes for 1992 relate to the following timing differences between financial and taxable income:

                                                                   1992
                                                                   -----
Depreciation                                                    $13,021
Pension expense                                                   9,842
Government contracts                                              7,995
Interest                                                            510
Environmental expenses                                           (8,864)
Undistributed earnings                                           (7,665)
Inventory                                                        (1,998)
Severance benefits                                               (4,061)
Other, net                                                       (8,325)
                                                              ----------
                                                              $     455
                                                              =========

         In the fourth quarter of 1993, based upon clarification of certain tax law provisions concerning research and experimentation (R&E) credits, the company recognized an R&E credit of $9,700. Upon further clarification, the company recognized an additional $4,000 of R&E credit in 1994. The tax credit relates to research and development expenditures incurred on certain Government contracts. Additional amounts of R&E credit may be recorded in future years as clarifications of the R&E credit provisions continue to occur.
         A reconciliation of the U.S. statutory income tax rate to the effective rate (excluding extraordinary item and effect of changes in accounting principles) follows:

                                               1994                 1993                  1992
                                               -----------------------------------------------
U.S.  statutory income tax rate                 35%                  35%                  34%
R&E tax credit                                  (1)                  (4)                   --
Undistributed earnings                           --                   --                  (3)
Foreign dividends net of credits                  1                    4                    7
State taxes                                       1                    2                    1
Sale of investments                              --                   --                  (1)
Difference in foreign tax rates                  --                    1                    2
Valuation allowance                             (1)                  (5)                   --
Other                                           (2)                   --                   (3)
                                              ------------------------------------------------
Effective tax rate                              33%                   33%                 37%
                                              ================================================

         The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or U.S. income taxes has been made amounted to $246,833 at December 31, 1994. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate because of the availability of tax credits.

19.      EARNINGS PER SHARE

Primary earnings per share are calculated on the basis of the average number of common and common equivalent shares, using net income adjusted to reflect the elimination of interest expense, net of taxes, on the 6.5% convertible debentures. Shares (post- split basis) and interest expense used in the calculation are as follows:

                                             Shares             Interest
                                     -----------------------------------
1994                                    120,040,209                 $149
1993                                    128,594,688                 $226
1992                                    136,921,479                 $717

         Fully diluted earnings per share, which additionally assumes conversion of the 8% convertible subordinated debentures, are not materially different from primary earnings per share or are anti-dilutive. Equivalent shares are increased by an additional 4,900,548 in 1994, 6,843,036 in 1993, and 7,711,332 in 1992, and net income is further adjusted to eliminate interest expense, net of taxes, of $3,855 for 1994, $5,287 for 1993, and $6,066 for 1992.

20.      FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

a.       Notional  Amounts and Credit Exposure of Derivatives
         The notional amounts of derivatives summarized below do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates or exchange rates.
b.       Interest Rate Risk Management

         In April 1992, the company entered into a three-year amortizing interest rate swap agreement whereby 5.52% per annum fixed-rate debt has been effectively converted to floating-rate debt. Beginning in March 1993, the company entered into another agreement effectively converting floating-rate debt into debt with a fixed rate of 7.52% per annum. In March 1994, the company entered into two additional agreements effectively converting floating-rate debt into debt with a fixed rate of 4.92% and 4.923% per annum, respectively. For the years 1994 and 1993, these contracts resulted in an (increase) reduction in the effective interest rate of (.6%) and 0.7% per annum, respectively, on the weighted-average notional principal amounts outstanding. The aggregate notional principal amounts at the end of the corresponding periods were $160,000 and $150,000, respectively. These agreements mature through the first quarter of 1996.

         The following table indicates the types of swaps used and their weighted-average interest rates.

                                                                      1994             1993
                                                                ---------------------------
         Receive-fixed swaps - notional amount                     $50,000         $100,000
           Average receive rate                                       5.5%             5.5%
           Average pay rate                                           4.3%             3.3%
         Pay-fixed swaps - notional amount                         110,000           50,000
           Average pay rate                                           6.1%             7.5%
           Average receive rate                                       4.5%             3.3%

c.       Foreign Exchange Risk Management
         The company enters into forward exchange contracts and purchased options to hedge certain firm purchase and sale commitments denominated in foreign currencies (principally Danish kroner, Dutch guilder, Belgian franc, British pound sterling, and German mark). Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than one year. The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. Foreign exchange contracts do not expose the company to accounting risk due to exchange rate movements as gains and losses on the contracts offset gains and losses on the underlying exposures being hedged. At December 31, 1994 and 1993, the company had outstanding forward exchange contracts to purchase foreign currencies aggregating $50,946 and $24,251 and to sell foreign currencies aggregating $283,782 and $271,869, respectively. Non-U.S. dollar cross-currency trades aggregated $401,756 and $258,530, respectively. The forward exchange contracts mature during 1995. No currency swap agreements were outstanding at December 31, 1994 or 1993. Additionally, there were no deferrals of gains or losses on forward exchange contracts at December 31, 1994.
d.       Fair Values
         The following table presents the carrying amounts and fair values of the company's financial instruments at December 31, 1994 and 1993.

                                                 December 31, 1994                  December 31, 1993
                                           --------------------------------------------------------------
                                               Carrying           Fair           Carrying           Fair
                                                Amount            Value           Amount            Value
                                           --------------------------------------------------------------
Investment securities                          $53,242         $53,242           $52,264          $52,264
Long-term debt                               (359,964)       (460,041)         (451,206)        (619,897)
Foreign exchange contracts                    (1,100)*         (1,100)            (975)*            (975)
Interest rate swap contracts                  (1,029)*             862            (191)*          (1,335)

*The carrying amount represents the net unrealized gain (loss) or net interest receivable (payable) associated with the contracts at the end of the period.

FAIR VALUE DISCLOSURES
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Investment securities
Valued at quoted market prices.
Long-term debt
Present value of expected cash flows related to existing borrowings discounted at rates currently available to the company for long- term borrowings with similar terms and remaining maturities.
Foreign exchange contracts
Year-end exchange rates.
Interest rate swap contracts
Bank or market quotes or discounted cash flows using year-end interest rates.

21.      PENDING DIVESTITUTE

In March 1995, Hercules expects to complete the sale of a substantial portion of its Aerospace segment to Alliant Techsystems Incorporated (Alliant), at a gain, for approximately $300 million in cash and 3.86 million shares of newly issued Alliant common stock. Net sales for the business units to be divested were $657,393, $687,955 and $745,600 for the years ended December 31, 1994,
1993 and 1992, respectively. Operating profits were $110,427, $110,224 and $61,709 for the corresponding periods.

22.      DIVESTITURES

During 1994, the company completed the divestiture of its Packaging Films and Liquid Molding Resins business units for $172,600 in cash, subject to post-closing adjustments. The effect of the divestitures on the results of operations is not significant. Net sales of these units were $46,825, $164,229, and $170,353 for the years ended December 31, 1994, 1993, and 1992.
Operating losses for the corresponding periods were $0, $27,816 (including restructuring charges of $25,000), and $11,900.

23.      COMMITMENTS AND CONTINGENCIES

(A) LEASES:
Hercules has certain operating leases, including office space and transportation and data processing equipment, expiring at various dates.
Rental expense relating to these leases was $40,579 in 1994, $46,005 in 1993, and $48,090 in 1992.
         At December 31, 1994, minimum rental payments under non-cancelable leases aggregated $336,666 with subleases of $9,616. A significant portion of the lease payments relate to a long-term operating lease for corporate office facilities. The net minimum payments over the next five years are $25,345 in 1995, $17,028 in 1996, $15,715 in 1997, $18,207 in 1998, and $20,257 in 1999.

(B) CAPITAL EXPENDITURES:
Capital expenditures are expected to approximate $146,000 in 1995.

(C) ENVIRONMENTAL:
Hercules has been identified as a potentially responsible party (PRP) by U.S. Federal and State authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $64,000 and $244,000. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules becomes aware of sites in which it may be but has not yet been named a PRP principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other Government agency or through correspondence with previously named PRPs requesting information of Hercules' activities at sites under investigation. Hercules brought suit in late 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. Hercules has not included any insurance recovery in the estimates set forth above.

         Hercules has established procedures for identification of environmental issues at Hercules plant sites. Hercules designates an environmental coordinator at all operating facilities. Environmental coordinators are familiar with environmental laws and regulations and are a
resource for identification of environmental issues.   Hercules also has an
environmental audit program which is designed to identify environmental issues at operating plant sites. Through these programs, Hercules identifies potential environmental, regulatory, and remedial issues.
         Litigation over liability at Jacksonville, Arkansas, the most significant site, has been pending since 1980. As a result of a pretrial court ruling in October 1993, Hercules has been held jointly and severally liable for costs incurred and for future remediation costs at the Jacksonville site by the District Court, Eastern District of Arkansas (the Court). Appeal of the Court's ruling with respect to the finding of Hercules being jointly and severally liable will be filed promptly after issuance of a final court order. In mid-November 1993, an advisory jury found Uniroyal Chemical, Ltd., liable for the Jacksonville site, but also found that Uniroyal had proven a reasonable basis for allocation of responsibility. That same advisory jury found that Standard Chlorine of Delaware is not a liable party for the Jacksonville site. The Court may take the jury's findings into consideration when reaching its decision regarding these parties. The Court has not entered its ruling on the liability of Uniroyal and Standard Chlorine. Appeals of the Court's expected rulings with respect to Uniroyal and Standard Chlorine are probable.
         Other defendants in this litigation have either settled with the Government or, in the case of the Department of Defense, have not been held liable. Hercules appealed the Court's order finding the Department of Defense not liable. On January 31, 1995 the 8th Circuit Court of Appeals upheld the Court's order holding the Department of Defense not liable. Hercules intends to petition the U.S. Supreme Court on this ruling.
         Hercules' potential costs for remediation of the Jacksonville site are presently estimated between $23,000 and $149,000. Hercules' potential costs are based on its assessment of potential liability, the level of participation by other PRPs and upon current estimates of the costs to remediate the Jacksonville site. The costs to remediate will vary as Records of Decision are issued on each operable unit of the site and as remediation methods are approved by the EPA.
         At December 31, 1994, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated quarterly based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

(D)  LITIGATION:

Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. In these legal proceedings, no director, officer, or affiliate is a party or a named defendant. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, and personal injury matters. Hercules also is a defendant in one Federal Administrative Law Proceeding and two Qui Tam ("Whistle Blower") lawsuits brought by former employees.
         Under the terms of the agreements relating to the sale of a substantial portion of the Aerospace segment, all litigation and legal disputes arising in the ordinary course of the operation of the business sold will be assumed by Alliant Techsystems Inc. except for a few specific lawsuits and disputes including the two Qui Tam lawsuits referred to above. Although Hercules will remain responsible for the Qui Tam actions, Alliant has agreed to reimburse Hercules for a portion of all litigation costs incurred, and a portion of damages, if any, awarded in these suits.
         The Qui Tam suits were brought by former employees who had been terminated by Hercules in Reduction-in-Force programs. The first Qui Tam suit involves allegations relating to submission of false claims and records, delivery of defective products, and a deficient quality control program. The second Qui Tam suit involves allegations of mischarging of work performed under Government contracts, misuse of Government equipment, other acts of financial mismanagement and wrongful termination claims. The subject matter of both of these Qui Tam suits was investigated by the U.S. Department of Justice. As a result of these investigations, the Government declined to intervene, i.e., prosecute Hercules in either of these suits.

Hercules denies the allegations made in these suits and intends to vigorously defend these allegations in Court.
         While it is not feasible to predict the outcome of all pending suits and claims, management does not anticipate that the ultimate resolution of these matters will have a material effect upon the consolidated financial position of Hercules, although the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

24.      OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA
         (Dollars in millions)

In the Operations by Industry Segment and Geographic Area table that follows, sales to the U.S. Government and other customers under Government contracts, principally by the Aerospace segment, aggregate $602, $633, and $696 in 1994, 1993 and 1992, respectively. Intersegment sales are eliminated and are insignificant.
         Operating results and other financial data are prepared on an "entity basis," which means that net sales, profit (loss) from operations, and assets of a legal entity are included in the geographic area where the legal entity is located. For example, a direct sale from the United States to an unaffiliated customer in Europe is reported as a U.S. sale. Interarea sales between Hercules locations are made at transfer prices that approximate market price and have been eliminated from consolidated net sales. Operating profit for the individual area does not include the full profitability generated by sales of Hercules products imported from other geographic areas.
         Identifiable assets include net trade accounts receivable, inventories, and net property, plant and equipment.
         Consolidated foreign subsidiaries had net assets (including translation adjustment) of $574 at December 31, 1994, $520 at December 31, 1993, and $552 at December 31, 1992, and net income excluding the extraordinary item and effect of changes in accounting principles of $117 in 1994, $95 in 1993, and $91 in 1992.
         Direct export sales from the United States to unaffiliated customers were $286, $256, and $260 for 1994, 1993, and 1992, respectively.

24.      OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA
         (Dollars in millions) continued

                                                                     Food &
INDUSTRY SEGMENTS                                  Chemical        Functional                        Corporate &
1994                                              Specialties       Products         Aerospace          Other         Total
---------------------------------------------------------------------------------------------------------------------------
Net Sales                                          $1,081             $945             $743              $52         $2,821
Profit (Loss) from Operations                         197              148               98             (24)            419
Identifiable Assets                                   715              780              601               25          2,121
Capital Expenditures                                   52              100               10                2            164
Depreciation                                           49               53               40                6            148

1993
---------------------------------------------------------------------------------------------------------------------------

Net Sales                                             976              867              754              176          2,773
Profit (Loss) from Operations                         149              113              105             (59)            308
Identifiable Assets                                   676              699              664              216          2,255
Capital Expenditures                                   51               68               23                7            149
Depreciation                                           54               55               44               16            169

1992
---------------------------------------------------------------------------------------------------------------------------

Net Sales                                           1,023              865              797             180           2,865
Profit (Loss) from Operations                         162              109               52             (79)(1)         244
Identifiable Assets                                   676              734              835              218          2,463
Capital Expenditures                                   54               73               17                6            150
Depreciation                                           51               56               50               15            172

GEOGRAPHIC AREAS                                   United
1994                                               States           Europe            Other     Eliminations        Total
-------------------------------------------------------------------------------------------------------------------------
Net Sales to Unaffiliated Customers                $1,921             $709             $191         $              $2,821
Interarea Sales                                       103               97               12            (212)           --
                                                   ----------------------------------------------------------------------
    Total                                           2,024              806              203            (212)        2,821
Profit from Operations                                250              145               24                           419
Identifiable Assets                                 1,406              622               93                         2,121

1993
-------------------------------------------------------------------------------------------------------------------------

Net Sales to Unaffiliated Customers                 1,994              624              155                         2,773
Interarea Sales                                        87               76               16            (179)           --
                                                   ----------------------------------------------------------------------
    Total                                           2,081              700              171            (179)        2,773
Profit from Operations                                193              111                4                           308
Identifiable Assets                                 1,627              546               82                         2,255

1992
-------------------------------------------------------------------------------------------------------------------------

Net Sales to Unaffiliated Customers                 2,023              680              162                         2,865
Interarea Sales                                        93               65               15            (173)           --
                                                   ----------------------------------------------------------------------
    Total                                           2,116              745              177            (173)        2,865
Profit from Operations                                135               96               13                           244
Identifiable Assets                                 1,842              532               89                         2,463

(1) Includes worldwide rationalization of $23, principally related to administration and support functions that supplied services to the Chemical Specialties and Food & Functional Products segments.

Hercules Incorporated
Summary of Quarterly Results (Unaudited)
(Dollars in millions, except per share)

                                         1st Quarter       2nd Quarter     3rd Quarter      4th Quarter          Year
Operating Results                        1994    1993     1994    1993     1994    1993     1994    1993     1994    1993
-------------------------------------------------------------------------------------------------------------------------
Net Sales                                $680    $672     $706    $711     $681    $676     $754    $714   $2,821  $2,773
Cost of Sales                             476     478      490     510      466     481      491     462    1,923   1,931
SG&A and R&D                              110     110      106     107      104     104      121     126      440     447
Other Operating Expenses, Net              16      36        9       8        6       7        8      36       39      87
-------------------------------------------------------------------------------------------------------------------------

Profit from Operations                     78      48      100      86      106      84      134      90      419     308
Equity Income                               6       4        8       8        7       5        5       6       26      24
Interest and Debt Expense                   7      10        7      10        7       8        7       8       28      36
Other Income (Expense) - Net                1      28      (4)       4      (6)     (2)        1    (15)      (8)      15

-------------------------------------------------------------------------------------------------------------------------

Income Before Taxes                        78      71       97      88      100      79      133      73      408     311
Income Taxes                               26      27       32      34       34      27       42      15      134     103
-------------------------------------------------------------------------------------------------------------------------

Income Before Extraordinary Item
    and Accounting Changes                 52      44       65      54       66      52       91      58      274     208

-------------------------------------------------------------------------------------------------------------------------

Income Before Extraordinary Item
    and Accounting Changes                 52      44       65      54       66      52       91      58      274     208
Extraordinary Item                          -       -        -       -        -       -        -     (3)        -     (3)
Accounting Changes                          -   (238)        -       -        -       -        -       -        -   (238)
-------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                         $52  $(194)      $65     $54      $66     $52      $91     $55     $274   $(33)
                                          ===============================================================================

Earnings (Loss) Per Share
-------------------------
Before Extraordinary Item and
    Accounting Changes                   $.43    $.34     $.54    $.42     $.55    $.40     $.77    $.46    $2.29   $1.62
Extraordinary Item                          -       -        -       -        -       -        -   (.03)        -   (.03)
Accounting Changes                          -  (1.83)        -       -        -       -        -       -        -  (1.85)
-------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share                $.43 $(1.49)     $.54    $.42     $.55    $.40     $.77    $.43    $2.29  $(.26)
                                         ================================================================================

Net Sales by Industry Segment
-----------------------------
Chemical Specialties                     $255    $240     $272    $254     $271    $240     $283    $242   $1,081    $976
Food & Functional Products                222     215      244     235      243     215      235     202      945     867
Aerospace                                 160     172      183     175      165     178      234     229      743     754
Corporate & Other                          43      45        6      47        1      43        2      41       52     176
-------------------------------------------------------------------------------------------------------------------------
    Total                                $680    $672     $706    $711     $681    $676     $754    $714   $2,821  $2,773
                                         ================================================================================

Profit (Loss) from Operations
    by Industry Segment
    -------------------
Chemical Specialties                      $43     $36      $54     $42      $53     $41      $47     $30     $197    $149
Food & Functional Products                 33      31       40      35       43      30       32      17      148     113
Aerospace                                   9      13       13      14       15      15       61      63       98     105
Corporate & Other                         (7)    (32)      (7)     (5)      (5)     (2)      (6)    (20)     (24)    (59)
-------------------------------------------------------------------------------------------------------------------------
    Total                                 $78     $48     $100     $86     $106     $84     $134     $90     $419    $308
                                          ===============================================================================

Principal Consolidated, Wholly Owned Subsidiaries (Directly or Indirectly)

         AUSTRIA                                                      THE NETHERLANDS
         Patex Chemie GmbH, Traun                                     Hercules B.V., Rijswijk

         THE BAHAMAS                                                  SINGAPORE (REPUBLIC OF)
         Hercules International Trade Corporation Limited             Hercules Singapore Pte Ltd., Singapore
             (HINTCO), Nassau
                                                                      SPAIN
         BELGIUM                                                      Ceratonia S.A., Tarragona
         Hercules Belgium N.V., Doel/Beringen                         Hercules Aerospace Espena, S.A., Madrid
         S.A.  Hercules Europe N.V., Brussels
                                                                      SWEDEN
         BERMUDA                                                      Hercules AB, Goteborg
         Curtis Bay Insurance Co., Ltd., Hamilton
                                                                      UNITED STATES
         BRAZIL                                                       Aqualon Company, Wilmington, Delaware
         Aqualon do Brasil S.A., Seo Paulo                            Hercules Credit, Inc., Wilmington, Delaware
         Hercules do Brasil Produtos Quimicos Ltda.,                  Hercules Trading Corporation, Wilmington,
              Seo Paulo                                                  Delaware

         CANADA                                                       VIRGIN ISLANDS
         Hercules Canada Inc., Missisauga, Ontario                    Hercules Overseas Corporation, St. Croix

         DENMARK
         Copenhagen Pectin A/S, Lille Skensved

         ENGLAND
         Hercules Limited, Surrey

         FINLAND
         Oy Hercofinn Ab, Helsinki

         FRANCE
         Aqualon France B.V., Rueil
         Hercules S.A., Rueil

         GERMANY
         Hercules GmbH, Dusseldorf
         Pomosin GmbH, Grossenbrode/Holstein

         HONG KONG
         Hercules China Limited, Hong Kong

         ITALY
         Hercules Italia S.p.A., Milan

         JAPAN
         Hercules Japan Ltd., Tokyo

         MEXICO
         Quimica Hercules, S.A. de C.V., Mexico, D.F.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
             Not Applicable.



                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
             Information regarding directors and nominees for directors of the Company is included under the caption entitled "Election of Three Directors (Proxy Item No. 1)" on pages 3 through 4 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is contained on pages 18 through 20 of that report.

             Disclosure of information for directors, officers, and other persons not meeting the timely reporting requirements under section 16(a) of the Exchange Act is contained in the Proxy Statement under the caption entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 12 and is incorporated herein by reference.


ITEM 11.     EXECUTIVE COMPENSATION:

             Information regarding executive compensation of Hercules' directors and executive officers is included in the Proxy Statement under the caption entitled "Corporate Governance-Directors and Executives" on pages 9 through 11, and the caption entitled "Executive Compensation" on pages 12 through 14, respectively, and is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
             Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company is included under the caption entitled "Security Ownership of Certain Beneficial Owners" on pages 8 and 9 of the Proxy Statement and is incorporated herein by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
             Information regarding certain relationships and related transactions with management is included under the caption entitled "Certain Relationships and Related Transactions" on page 9 of the Proxy Statement and is incorporated herein by reference.

                                    PART IV


ITEM 14.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K:

            (a)  Documents filed as part of this Report:

                 1.   Financial Statements

                      These documents are listed in the Index to Consolidated Financial Statements. See Item 8.

                 2.   Financial Statement Schedules:

                      All schedules are omitted because they are not applicable, not required, or the information required is either presented in the Notes to Financial Statements or has not changed materially from that previously reported.

                 3.   Exhibits:

                      A complete listing of exhibits required is given in the
                      Exhibit Index which precedes the exhibits filed with this Report.

            (b)  Reports on Form 8-K.

                 Hercules was not required to file any reports on Form 8-K for the quarter ended December 31, 1994.

                 However, an optional filing (Item 5 event) 8-K filing was made on October 28, 1994 related to the acquisition by Alliant Techsystems of a substantial portion of the Aerospace segment and included the Purchase and Sale Agreement between Hercules Incorporated and Alliant Techsystems dated October 28, 1994 and press release from Hercules Incorporated dated October 28, 1994.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1995.


                                       HERCULES INCORPORATED

                   By                    R. KEITH ELLIOTT
                      ----------------------------------------------------------
                             R. Keith Elliott, Executive Vice President
                                    and Chief Financial Officer


            Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 24, 1995.

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

                     Chairman, President and                                             THOMAS L. GOSSAGE
                     Chief Executive Officer                                  ---------------------------------------
                                                                                         Thomas L. Gossage


PRINCIPAL FINANCIAL OFFICER AND DIRECTOR:
                     Executive Vice President and                                         R. KEITH ELLIOTT
                     Chief Financial Officer                                  ---------------------------------------
                                                                                          R. Keith Elliott


PRINCIPAL ACCOUNTING OFFICER:
                     Controller                                                              VIKRAM JOG
                                                                              ---------------------------------------
                                                                                             Vikram Jog

DIRECTORS:


                                MANFRED CASPARI                                       RALPH L. MACDONALD, JR.
                     --------------------------------------                  ---------------------------------------
                                Manfred Caspari                                       Ralph L. MacDonald, Jr.


                           RICHARD M. FAIRBANKS, III                                     H. EUGENE MCBRAYER
                     --------------------------------------                  ---------------------------------------
                           Richard M. Fairbanks, III                                     H. Eugene McBrayer


                               EDITH E. HOLIDAY                                            PAULA A. SNEED
                     --------------------------------------                  ---------------------------------------
                               Edith E. Holiday                                            Paula A. Sneed


                                ROBERT G. JAHN                                             LEE M. THOMAS
                     --------------------------------------                  ---------------------------------------
                                Robert G. Jahn                                             Lee M. Thomas


                               GAYNOR N. KELLEY
                     --------------------------------------
                               Gaynor N. Kelley

                                 EXHIBIT INDEX

         Number                      Description                                   Incorporated by  Reference to
         3-A       Restated Certificate of Incorporation of Hercules         Exhibit 3-A, Annual Report on Form 10-K,
                   Incorporated as revised and amended July 6, 1988.         filed March 26, 1993.


         3-B       By-Laws of Hercules Incorporated as revised and           Exhibit 3-B, Annual Report on Form 10-K,
                   amended October 30, 1991.                                 filed March 26, 1993.

         4-A       Form of Rights Agreement between the Company and          Form 8-A filed July 10, 1987*.
                   Manufacturers Hanover Trust Company, dated as of June
                   24,1987.


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

         10-A      Hercules Incorporated Unit Incentive Plan.                Appendix A, Notice of Annual Meeting and
                                                                             Proxy Statement Dated February 10, 1969*.


         10-B      Hercules Executive Survivor Benefit Plan.                 Exhibit 10-D, Annual Report on Form
                                                                             10-K, filed March 27, 1981*.

         10-C      Hercules Incorporated Phantom Stock Plan.                 Exhibit E, Notice of Annual Meeting and
                                                                             Proxy Statement Dated February 14, 1986*.


         10-D      Hercules Incorporated Restricted Stock Plan of 1986.      Exhibit B, Notice of Annual Meeting and
                                                                             Proxy Statement Dated February 14, 1986*.


         10-E      Hercules Incorporated Stock Option Plan of 1986.          Exhibit D, Notice of Annual Meeting and
                                                                             Proxy Statement Dated February 14, 1986*.

         10-F      Hercules Incorporated Deferred Compensation Plan.         Exhibit 10-I, Annual Report on Form 10-K,
                                                                             filed March 29, 1988.

         10-G      Hercules Incorporated Long Term Incentive                 Exhibit 4.1, Registration Statement on
                   Compensation Plan.                                        Form S-8, filed July 1, 1993.

         10-H      Hercules Incorporated Annual Management Incentive         Exhibit 10-H, Annual Report on Form 10-K,
                   Compensation Plan.                                        filed March 26, 1993.


         10-I      Hercules Incorporated 1993 Nonemployee Director Stock     Exhibit 4.1, Registration  Statement on
                   Accumulation Plan.                                        Form S-8, filed July 16, 1993.

         Number                      Description                                    Incorporated by Reference to
         10-J       Hercules Incorporated Deferred Compensation Plan for     Exhibit 10-J, Annual Report on Form 10-K,
                    Nonemployee Directors.                                   filed March 26, 1993.

         10-K       Hercules Incorporated Retirement Plan for Nonemployee    Exhibit 10-K, Annual Report on Form 10-K,
                    Directors.                                               filed March 26, 1993.

         10-L       Hercules Employee Pension Restoration Plan.              Exhibit 10-L, Annual Report on Form 10-K,
                                                                             filed March 26, 1993.

         10-M       Form of Employment Contract between the Company and      Exhibit 10-J, Annual Report on Form 10-K,
                    certain directors and officers of the Company.           filed March 29, 1988*.


         10-N       Form of Indemnification Agreement between the Company    Annex II, Notice of Annual Meeting and
                    and certain directors and officers of the Company.       Proxy Statement Dated February 19, 1987*.

         10-O       Employment contract between the Company and R. Keith     Exhibit 10-O, Annual Report on Form 10-K,
                    Elliott entered into April 19, 1991.                     filed March 26, 1993.


         10-P       Hercules Incorporated Long Term Incentive
                    Compensation Plan

         21         Subsidiaries of the Registrant.                          Page 36 of 1994 Form 10-K.  See Part II,
                                                                             Item 8.

         23-A       Consent of Independent Accountants.                      Page 42 of 1994 Form 10-K.

         23-B       Consent of Company Counsel.                              Page 42 of 1994 Form 10-K.

         27         Financial Data Schedule


* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference should be located in SEC File No. 1-496.

EXHIBIT 23-A. CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Hercules Incorporated and subsidiary companies on Form S-8 [Registration No. 33-37279 (which includes Registration No. 33-21668), No. 33-14912, No. 33-15052, No. 33-21667, No. 33-47664, No. 33-51178, No.
33-52621, No. 33-66136 and No. 33-65352] and on Form S-3 (Registration No.
33-15104 and No. 33-33768) of our report dated January 30, 1995 on our audits of the consolidated financial statements of Hercules Incorporated and subsidiary companies as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, which report is included in this Annual Report on Form 10-K.




Coopers & Lybrand, L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania 19103
March 27, 1995





EXHIBIT 23-B. CONSENT OF COMPANY COUNSEL

I hereby consent to the reference to Company Counsel in Notes 23(c) and 23(d) of Notes to the Consolidated Financial Statements.






Wilmington, Delaware                                           Michael B. Keehan
March 27, 1995                                                Vice President and
                                                                 General Counsel
                                                           Hercules Incorporated