Form 10-Q
period 1995-03-31
HERCULES INC
filed 1995-05-15
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549





                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended March 31, 1995 Commission file number 1-496
                           --------------                        -----


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

            As of April 30, 1995, 112,112,476 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share)

                                                                                        (UNAUDITED)
                                                                               THREE MONTHS ENDED MARCH 31
                                                                              1995                      1994
                                                                              ----                      ----
NET SALES . . . . . . . . . . . . . . . . . . . . . . . .                    $693,044                  $680,028

Cost of sales . . . . . . . . . . . . . . . . . . . . . .                     461,978                   476,454
Selling, general and administrative expenses  . . . . . .                      94,034                    93,594
Research and development  . . . . . . . . . . . . . . . .                      15,242                    15,978
Other operating expenses, net . . . . . . . . . . . . . .                       8,246                    15,511
                                                                            ---------                 ---------

PROFIT FROM OPERATIONS  . . . . . . . . . . . . . . . . .                     113,544                    78,491

Equity in income of affiliated companies  . . . . . . . .                       6,912                     6,367
Interest and debt expense . . . . . . . . . . . . . . . .                       7,091                     7,249
Other income, net . . . . . . . . . . . . . . . . . . . .                      27,920                       775
                                                                            ---------                 ---------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . .                     141,285                    78,384
Provision for income taxes  . . . . . . . . . . . . . . .                      51,891                    26,042
                                                                            ---------                 ---------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .                   $  89,394                 $  52,342
                                                                            =========                 =========

EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . .                   $    0.76                 $    0.43
                                                                            =========                 =========

DIVIDENDS PER SHARE . . . . . . . . . . . . . . . . . . .                   $    0.21                 $    0.19
                                                                            =========                 =========

See accompanying notes to financial statements.

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

                                                                                     (UNAUDITED)
                                                                          MARCH 31               December 31
                                                                            1995                     1994
                                                                            ----                     ----
ASSETS
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . .                  $164,198              $   111,637
Accounts and notes receivable, net  . . . . . . . . . . .                   435,959                  588,851
Inventories
      Finished products   . . . . . . . . . . . . . . . .                   197,827                  171,891
      Materials, supplies, and work in process  . . . . .                   169,562                  190,363
Deferred income taxes . . . . . . . . . . . . . . . . . .                    70,073                   89,573
                                                                          ---------               ----------
           TOTAL CURRENT ASSETS . . . . . . . . . . . . .                 1,037,619                1,152,315

Property, plant and equipment . . . . . . . . . . . . . .                 2,461,204                3,100,749
Accumulated depreciation and amortization . . . . . . . .                 1,480,783                1,884,694
                                                                          ---------                ---------
      Net property, plant and equipment   . . . . . . . .                   980,421                1,216,055

Investments . . . . . . . . . . . . . . . . . . . . . . .                   359,430                  224,760
Other assets  . . . . . . . . . . . . . . . . . . . . . .                   293,613                  348,123
                                                                          ---------                ---------
                                                                         $2,671,083               $2,941,253
                                                                         ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable  . . . . . . . . . . . . . . . . . . . .                  $145,544                $ 162,858
Accrued expenses  . . . . . . . . . . . . . . . . . . . .                   483,754                  384,947
Short-term debt . . . . . . . . . . . . . . . . . . . . .                    96,076                  188,347
Income taxes payable  . . . . . . . . . . . . . . . . . .                    32,318                   31,318
                                                                           --------                ---------
      TOTAL CURRENT LIABILITIES   . . . . . . . . . . . .                   757,692                  767,470

Long-term debt  . . . . . . . . . . . . . . . . . . . . .                   213,057                  307,217
Deferred income taxes . . . . . . . . . . . . . . . . . .                   145,294                  129,183
Postretirement benefits and other liabilities . . . . . .                   349,643                  442,702

STOCKHOLDERS' EQUITY
Common stock (issued 1995, 150,725,102;
      1994, 149,115,459 shares)   . . . . . . . . . . . .                    78,503                   77,665
Additional paid-in capital  . . . . . . . . . . . . . . .                   424,267                  394,749
Foreign currency translation adjustment . . . . . . . . .                    87,149                   49,422
Retained earnings . . . . . . . . . . . . . . . . . . . .                 1,539,718                1,474,329
                                                                          ---------                ---------
                                                                          2,129,637                1,996,165

Reacquired stock, at cost (1995, 37,295,084;
1994, 32,480,067 shares)  . . . . . . . . . . . . . . . .                   924,240                  701,484
                                                                          ---------               ----------
      TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . .                 1,205,397                1,294,681
                                                                          ---------                ---------
                                                                         $2,671,083               $2,941,253
                                                                         ==========               ==========

See accompanying notes to financial statements.

CONSOLIDATED STATEMENT
OF CASH FLOW
(Dollars in thousands)


                                                                                           (Unaudited)
                                                                                Three Months Ended March 31
                                                                                    1995               1994
                                                                                    ----               ----
NET CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . . . . . . . . . .       $105,153           $ 16,264
                                                                                --------           --------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . .        (24,992)           (38,383)
Proceeds of investment and fixed asset disposals  . . . . . . . . . . . .        252,939                607
Cash invested in unconsolidated affiliates  . . . . . . . . . . . . . . .             --              4,108
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,724             (3,430)
                                                                                 -------          ---------
Net Cash Provided by/(Used in) Investing Activities . . . . . . . . . . .        242,671            (37,098)
                                                                                 -------          ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .            135             11,400
Long-term debt repayments . . . . . . . . . . . . . . . . . . . . . . . .        (76,319)           (82,072)
Change in short-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (90,721)           154,866
Common stock issued . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,428              2,576
Common stock reacquired . . . . . . . . . . . . . . . . . . . . . . . . .       (140,502)          (133,581)
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         30,000                ---
Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (24,014)           (22,597)
                                                                                --------           --------
Net Cash Used in Financing Activities . . . . . . . . . . . . . . . . . .       (294,993)           (69,408)
                                                                                --------           --------

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . .           (270)               583
                                                                                --------           --------

Net Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . . . .         52,561            (89,659)
Cash and cash equivalents - beginning of period . . . . . . . . . . . . .        111,637            154,628
                                                                                 -------           --------
Cash and cash equivalents - end of period . . . . . . . . . . . . . . . .       $164,198           $ 64,969
                                                                                ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest (net of amount capitalized) . . . . . . . . . . . . . . . .         $6,406             $7,252
     Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,941             51,529
Noncash investing and financing activities:
     Conversion of notes and debentures . . . . . . . . . . . . . . . . .         19,526             22,648
     Accounts payable for common stock acquisitions . . . . . . . . . . .         97,091             14,566
     Incentive plan stock issuances . . . . . . . . . . . . . . . . . . .          5,362              4,026
     Investment in Alliant Techsystems, Inc.  . . . . . . . . . . . . . .        143,862                 --

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)                                               (Unaudited)


1. These condensed financial statements are unaudited, but in the opinion of management include all adjustments (consisting of only normal accruals) necessary to present fairly the company's financial position and results of operations for interim periods. It is suggested that these condensed financial statements be read in conjunction with the accounting policies and the financial statements and notes thereto included in the company's annual report for 1994.

     Pursuant to the divestiture of the Aerospace segment in March 1995, Composite Materials data is included in segment Other. Previously it was reported in the Aerospace segment. 1994 information has been restated to conform with the 1995 presentation.

2. Primary earnings per share are calculated on the basis of average number of common and common equivalent shares of 117,378,844 at March 31, 1995 and 122,548,725 at March 31, 1994. Earnings have been adjusted to reflect the elimination of interest expense, net of taxes, on the 6.5% convertible debentures, of $39 for the quarter ended March 31, 1995, and $56 for the quarter ended March 31, 1994.

     Fully diluted earnings per share, which additionally assume conversion of the 8% convertible subordinated debentures, are not materially different from primary earnings per share. In the fully diluted computation, the number of shares is increased by 3,943,567 in 1995 and 5,150,505 in 1994. Earnings are further adjusted in both 1995 and 1994 to reflect the elimination of interest expense on the 8% debentures (net of taxes) in the amount of $563 and $1,116, respectively.

3. Cost and expenses include depreciation and amortization of $37,132 and $39,183 for the quarters ended March 31, 1995 and 1994, respectively.

4. Other operating expenses, net for the quarters ended March 31, 1995 and 1994 include environmental cleanup costs, principally for nonoperating sites, of $4,523 and $5,234, respectively, and net employee separation costs and writeoffs of $3,723 and $9,809, respectively.

5.       Interest and debt costs are summarized as follows:

                                                                         March 31
                                                                1995                   1994
                                                                ----                   ----
         Three Months Ended:
             Costs incurred . . . . . . . . . . .             $8,044                 $8,765
             Amount capitalized . . . . . . . . .                953                  1,516
                                                               -----                 ------
             Interest expense . . . . . . . . . .             $7,091                 $7,249
                                                              ======                 ======

6. Other income, net for the quarter ended March 31, 1995 primarily reflects the net gain on the divestiture of the Aerospace segment to Alliant Techsystems, Inc. (Alliant) of $31,700, subject to post-closing adjustments. Included in the net gain are pension curtailment and settlement losses aggregating $60,723 and a postretirement benefit curtailment gain of $24,540, resulting from the transfer of the defined-benefit pension and postretirement benefit obligations and related defined-benefit plan assets to Alliant.
The divestiture was completed on March 15, 1995. Net sales and operating profits for the units divested were $123,414 and $13,306, respectively, for the quarters ended March 31, 1995 and $138,621 and $12,804, respectively, for the quarter ended March 31, 1994. Hercules now holds approximately a 27% ownership interest in Alliant which will be accounted for on the equity method. In 1994, other income net included the gain on the sale of an investment of $4,461.

7. Dividends received from affiliated companies accounted for on the equity method were $2,061 and $6,677 during the quarters ended March 31, 1995 and 1994, respectively.

8.       A summary of short-term and long-term debt follows:

                                                                                March 31,        December 31,
                                                                                  1995               1994
                                                                                  ----               ----
SHORT-TERM:
Commercial paper  . . . . . . . . . . . . . . . . . . . . . . .                  $    0           $100,000
Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  44,873             35,600
Current maturities  . . . . . . . . . . . . . . . . . . . . . .                  51,203             52,747
                                                                                 ------           --------
                                                                                $96,076           $188,347
                                                                                =======           ========

At March 31, 1995, Hercules had $66,326 of unused lines of credit that may be drawn as needed. Lines of credit in use at March 31, 1995, were $34,245.

LONG-TERM:
Term loans due 1993-1995  . . . . . . . . . . . . . . . . . . .                $ 52,379           $ 52,393
6.5% convertible subordinated debentures due 1999 . . . . . . .                   2,891              4,242
7.85% notes due 2000  . . . . . . . . . . . . . . . . . . . . .                  25,000             25,000
6.625% notes due 2003 . . . . . . . . . . . . . . . . . . . . .                 124,848            124,842
8% convertible subordinated debentures due 2010 . . . . . . . .                  48,608             66,905
Variable rate loans (a) . . . . . . . . . . . . . . . . . . . .                      --             75,400
Other     . . . . . . . . . . . . . . . . . . . . . . . . . . .                  10,534             11,182
                                                                                -------           --------
                                                                                264,260            359,964
Current maturities of long-term debt                                            (51,203)           (52,747)
                                                                                -------           --------

Net long-term debt                                                             $213,057           $307,217
                                                                               ========           ========

(a) Uncollateralized bank borrowings with average maturities of 400 days, with interest at a negotiated spread over lenders' cost of funds.

9. Since 1991, the Board of Directors has authorized the repurchase of up to 47,850,000 shares of company common stock, 4,350,000 shares of which is intended to satisfy requirements of various employee benefit programs. Through March 31, 1995, a total of 40,156,289 shares of common stock (including 4,350,000 shares for employee benefit programs) had been purchased in the open market at an average price of $28.57 per share.

10.      (a) Environmental

         Hercules has been identified as a potentially responsible party (PRP) by U.S. Federal and State authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $60,000 and $244,000. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules becomes aware of sites in which it may be but has not yet been named a PRP principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other Government agency or through correspondence with previously named PRPs requesting information of Hercules' activities at sites under investigation. Hercules brought suit in late 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. Hercules has not included any insurance recovery in the estimates set forth above.

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

         Other defendants in this litigation have either settled with the Government or, in the case of the Department of Defense, have not been held liable. Hercules appealed the Court's order finding the Department of Defense not liable. On January 31, 1995 the 8th Circuit Court of Appeals upheld the Court's order holding the Department of Defense not liable. Hercules has filed a petition to the U.S. Supreme Court requesting review and reversal of the 8th Circuit Court ruling.

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

         At March 31, 1995, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

         (b)  Litigation:

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

OTHER FINANCIAL INFORMATION

Operational Highlights
(Dollars in millions)

                                                                                 Three Months Ended March 31
                                                                                1995                     1994
                                                                                ----                     ----
NET SALES BY INDUSTRY SEGMENT
- -----------------------------
      Chemical Specialties  . . . . . . . . . . . . . . .                       $289                     $255
      Food & Functional Products  . . . . . . . . . . . .                        257                      222
      Aerospace   . . . . . . . . . . . . . . . . . . . .                        123**                    139*
      Corporate and Other   . . . . . . . . . . . . . . .                         24                       64*
                                                                                ----                     ----
             TOTAL  . . . . . . . . . . . . . . . . . . .                       $693                     $680
                                                                                ====                     ====

PROFIT (LOSS) FROM OPERATIONS BY INDUSTRY SEGMENT
- -------------------------------------------------
      Chemical Specialties  . . . . . . . . . . . . . . .                        $59                      $43
      Food & Functional Products  . . . . . . . . . . . .                         47                       33
      Aerospace   . . . . . . . . . . . . . . . . . . . .                         13**                     13*
      Corporate and Other   . . . . . . . . . . . . . . .                         (5)                     (11)*
                                                                                ----                      ---
             TOTAL  . . . . . . . . . . . . . . . . . . .                       $114                      $78
                                                                                ====                      ===





* Pursuant to the divestiture of the Aerospace segment in March 1995, Composite Materials data is included in segment Other. Previously it was reported in the Aerospace segment. 1994 information has been restated to conform with the 1995 presentation.

**    Reflects results of operations through March 14, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In the first quarter of 1995, Hercules completed the sale of its Aerospace segment to Alliant Techsystems Inc., (Alliant). In conjunction with the sale, Hercules received approximately $252 million in cash during the quarter subject to post-closing adjustments and 3.86 million shares of newly issued Alliant common stock. Hercules now holds approximately a 27% ownership interest in Alliant, accounted for on the equity method. The sale of the Aerospace segment had significant effects on cash flow and results of operations as discussed below.


RESULTS OF OPERATIONS
All comparisons within the following discussion are with the corresponding periods in the previous year, unless otherwise stated.

Chemical businesses (Chemical Specialties and Food & Functional Products segments) sales increased 14% for the quarter on increased volume, pricing and favorable rates of exchange. However, the divestiture of the Packaging Films unit in April 1994 and reduced revenues from the Aerospace unit, which was divested in March 1995, resulted in consolidated net sales increasing 2%. Profit from operations for the Chemical businesses increased $30 million or 39% primarily on the aforementioned sales increase coupled with gross margin improvements.

Consolidated profit from operations increased $35 million or 45%. Gross profit was up approximately $27 million or 13% for the quarter. Gross profit margins increased to 33% from 30%, resulting from the aforementioned volume, price and rates of exchange benefits, partially offset by lower margins in Aerospace. Selling, general and administrative expenses and research and development expenses remained relatively flat. Other operating expenses, net improved $7 million principally due to 1994 charges related to employee separation and termination costs resulting from a company-wide reduction in personnel.

Year-over-year percentage growth in operating profit in the Chemical businesses is not expected to continue at this quarter's pace. Increases in cost of inputs may erode some of the operating profit gains, however, year-over-year growth is expected to continue in subsequent quarters of 1995.

Chemical Specialties: Net sales increased 13% or $34 million. Improved volume, particularly in Europe, favorable rates of exchange, coupled with improved pricing for resins and paper technology products principally account for the sales improvement. Favorable pricing in fibers also contributed to the sales improvement. Profit from operations increased 37% or $16 million and primarily relates to the aforementioned sales increase coupled with gross margin improvements.

Food and Functional Products: Net sales increased 16% or $35 million. Favorable pricing for water soluble polymers utilized in the paint, construction and regulated markets coupled with favorable exchange rates primarily account for the sales increase. Additionally, favorable exchange rates and improved pricing in the specialty markets for food gums also contributed to the sales increase. Profit from operations increased 42% or $14 million primarily on the strength of the improved sales coupled with cost improvements.

Aerospace: Net sales decreased 12% or $16 million. Lower termination settlements and incentive award fees coupled with reduced ordnance sales primarily account for the sales decline. Sales (and operating profit) were favorably affected by $7 million related to a re-evaluation of the Titan IV
SRMU contract deferral established in 1993. This resulted from diminished program risk coincident with progress in 1995 toward program completion and a 1995 favorable contract modification. In addition, improved Titan operating performance and realization of past cost reduction actions resulted in operating profit remaining flat despite lower revenues.

Corporate and Other: Net sales declined $40 million, primarily reflecting the divestiture of the Packaging Films business in April 1994. Operating losses declined $6 million due to lower employee separation costs and improvement in Composite Materials operating performance.

Improvement in equity income of affiliated companies principally reflects higher earnings in Tastemaker, the 50% owned flavors joint venture.

Interest and debt costs incurred declined 2% on lower average debt outstanding.

Other income net, (see note 6) increased $27 million and primarily reflects the net gain on the sale of the Aerospace segment.

The provision for income taxes for the first quarter of 1995 reflects an estimated annual effective tax rate of 35.8%, combined with a relatively high rate on the sale of the Aerospace business. The 1994 full year rate of 33% was favorably affected by a research and experimentation tax credit of $4 million.

FINANCIAL CONDITION
Cash flow from operations was $105 million for the first quarter of 1995, compared to $16 million for the corresponding quarter in 1994. Improved operating earnings and working capital, coupled with lower tax payments primarily account for the improvement. Income tax payments in the first quarter of 1994 included payments of approximately $45 million associated with the restructuring of the Titan IV solid rocket motor upgrade contract in late 1993.

Short-term liquidity has remained stable since year-end 1994. Both the current ratio and the quick ratio are relatively flat at 1.4 and 0.8, respectively. At March 31, 1995, $66 million is available under short-term lines of credit.

During the first quarter of 1995, an additional 5,080,889 shares of common stock were reacquired in the open market. As a percentage of total capitalization, total debt decreased from 28% to 20%, during the first quarter of 1995, principally as a result of debt repayments of $167 million. Management expects this measure to return to more normal levels which would be in the low 30% range. Funds available under revolving credit agreements at March 31, 1995 are $380 million; in addition, $50 million is accessible, depending upon market conditions, under a shelf registration.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         In September 1993, Hercules and the U.S. Environmental Protection Agency (EPA) Region 1 reached an agreement in principle in settlement of EPA's claims that Hercules violated its wastewater permit with the City of Chicopee and the federal pretreatment standard for industrial users of publicly owned treatment works at its Chicopee, MA facility. Hercules signed a Consent Decree (the "Decree"), which was entered by the court on December 15, 1994, based on this agreement requiring supplemental environmental projects (at a cost of approximately $375,000), compliance with permit limits in the future, and $250,000 in fines. Hercules has paid the $250,000 fine and is currently in the process of performing the supplemental environmental projects.

         On February 17, 1994, Hercules received an Administrative Order and Notice of Civil Administrative Penalty Assessment for alleged violations of Hercules' water discharge (NPDES) permit at its Kenvil, New Jersey facility. Negotiations with the State of New Jersey Department of Environmental Protection have concluded and a Stipulation of Settlement was approved by the Administrative Law Judge on March 10, 1995. Hercules has paid $115,125 in settlement of the matter.

         Hercules received a letter from the New Jersey Department of Environmental Protection (the "Department") dated March 9, 1995, which stated that the Department was considering an enforcement action against Hercules for alleged non-compliance with the terms of a 1993 Administrative Consent Order ("ACO"). The ACO covered alleged violations of the Air Pollution Control Act. The letter also identified potential violations under the Spill Compensation and Control Act, the New Jersey Water Pollution Control Act and the New Jersey Safe Drinking Water Act. Hercules has met with the Department and has submitted a schedule addressing all matters identified in the Department's letter. Although no formal legal proceeding has been commenced, a civil enforcement action, including a penalty assessment in excess of $100,000, is expected.

Item 4.  Submission of Matters to a Vote of Security Holders.

A SUMMARY OF THE FINAL RESULTS OF VOTING ON THE RESOLUTIONS PROPOSED TO SHAREHOLDERS AT THE ANNUAL MEETING HELD APRIL 27, 1995, IS AS FOLLOWS:

    1.   Election of Directors
         Of the 116,210,936 shares entitled to vote, a total of 100,957,774 shares voted FOR Robert G. Jahn, as a director; 100,994,565 shares, voted FOR Ralph L. MacDonald, Jr.; and 100,967,496 shares, voted FOR Paula A. Sneed. A total of 714,723 shares, WITHHELD votes for Robert
         G. Jahn; 677,932 shares, WITHHELD votes for Ralph L. MacDonald, Jr.; 705,001 shares, WITHHELD votes for Paula A. Sneed.

         Directors continuing in office after the meeting are: Manfred Caspari, R. Keith Elliott, Thomas L. Gossage, Richard M. Fairbanks, III, Edith E. Holiday, Gaynor E. Kelley, H. Eugene McBrayer, and Lee
         M. Thomas.

    2.   Ratification of Coopers & Lybrand L. L. P. as Auditors
         The proposal received the required favorable majority vote necessary FOR approval. Of the shares voting on this proposal, 101,231,079, were FOR; 255,393, were AGAINST; and 187,025, ABSTAINED.

    3.   Amendment to Restated Certificate of Incorporation
         The proposal received the required favorable majority vote necessary FOR approval. Of the shares voting on this proposal, 93,890,563, were FOR; 6,864,000, were AGAINST; and 313,865, ABSTAINED.

    4.   Amended and Restated Long-Term Compensation Incentive Plan
         The proposal received the required favorable majority vote necessary FOR approval. Of the shares voting on this proposal, 88,364,812, were FOR; 12,058,427, were AGAINST; and 645,189, ABSTAINED.

Item 6.  Exhibits and Reports on Form 8-K.

            (a)      Exhibits - None

            (b)      Reports on Form 8-K.

                     Hercules filed an 8-K on March 30, 1995 related to the sale of its Aerospace business to Alliant Techsystems, Inc. (Alliant) and acquisition of approximately a 27% ownership position in Alliant. Included therein were applicable pro forma consolidated financial statements at December 31, 1994 and accompanying notes.

                                   SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Hercules Incorporated



                                          by   R. Keith Elliott
                                             ----------------------------------
                                              R. Keith Elliott
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer
                                              and duly authorized signatory)
                                              May 12, 1995


                                          by   V. Jog
                                             ----------------------------------
                                              Vikram Jog
                                              Controller
                                              (Principal Accounting Officer)
                                              May 12, 1995