Form 10-Q
period 1995-06-30
HERCULES INC
filed 1995-08-14
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549





                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 1995                     COMMISSION FILE NUMBER 1-496
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

            AS OF JULY 30, 1995, 111,516,560 SHARES OF REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERCULES INCORPORATED
CONSOLIDATED
STATEMENT OF INCOME
(Dollars in thousands, except per share)

                                                                                      (Unaudited)
                                                            Three Months Ended June 30                Six Months Ended June 30
                                                              1995              1994                   1995             1994
                                                              ----              ----                   ----             ----
NET SALES . . . . . . . . . . . . . . . . . . . . .         $614,318           $705,975             $1,307,362       $1,386,003
Cost of sales . . . . . . . . . . . . . . . . . . .          392,243            490,354                854,221          966,808
Selling, general and administrative expenses  . . .           86,907             88,332                180,941          181,926
Research and development  . . . . . . . . . . . . .           14,531             17,629                 29,773           33,607
Other operating expenses, net . . . . . . . . . . .            3,175              9,402                 11,421           24,913
                                                          -----------        -----------          ------------     -------------

PROFIT FROM OPERATIONS  . . . . . . . . . . . . . .          117,462            100,258                231,006          178,749
Equity in income of affiliated companies  . . . . .           12,869              7,834                 19,781           14,201
Interest and debt expense . . . . . . . . . . . . .            6,603              7,266                 13,694           14,515
Other income (expense), net . . . . . . . . . . . .           (8,053)            (4,150)                19,867           (3,375)
                                                           ----------       ------------           -----------     -------------

INCOME BEFORE TAXES . . . . . . . . . . . . . . . .          115,675             96,676                256,960          175,060
Provision for income taxes  . . . . . . . . . . . .           36,574             32,030                 88,465           58,072
                                                           ----------         ----------           -----------     -------------

NET INCOME  . . . . . . . . . . . . . . . . . . . .         $ 79,101           $ 64,646              $ 168,495         $116,988
                                                            =========          =========             =========         =========

EARNINGS PER SHARE  . . . . . . . . . . . . . . . .       $     0.70         $     0.54           $       1.46      $      0.97
                                                          ===========        ===========          ============      ============

DIVIDENDS PER SHARE . . . . . . . . . . . . . . . .       $     0.21         $     0.19           $       0.42      $      0.38
                                                          ===========        ===========          ============      ============


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

                                                                                     (UNAUDITED)
                                                                          JUNE 30                 December 31
                                                                            1995                     1994
                                                                         ----------              ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . .                $   96,981               $  111,637
Accounts and notes receivable . . . . . . . . . . . . . .                   467,930                  588,851
Inventories
      Finished products   . . . . . . . . . . . . . . . .                   189,915                  171,891
      Materials, supplies, and work in process  . . . . .                   177,140                  190,363
Deferred income taxes . . . . . . . . . . . . . . . . . .                    70,073                   89,573
                                                                        -----------              -----------
           TOTAL CURRENT ASSETS . . . . . . . . . . . . .                 1,002,039                1,152,315

Property, plant and equipment . . . . . . . . . . . . . .                 2,499,177                3,100,749
Accumulated depreciation and amortization . . . . . . . .                 1,517,675                1,884,694
                                                                          ---------               ----------
      Net property, plant and equipment   . . . . . . . .                   981,502                1,216,055

Investments . . . . . . . . . . . . . . . . . . . . . . .                   357,951                  224,760
Other assets  . . . . . . . . . . . . . . . . . . . . . .                   291,961                  348,123
                                                                         ----------               ----------
                                                                         $2,633,453               $2,941,253
                                                                         ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable  . . . . . . . . . . . . . . . . . . . .                 $ 125,668              $   162,858
Accrued expenses  . . . . . . . . . . . . . . . . . . . .                   370,133                  384,947
Short-term debt . . . . . . . . . . . . . . . . . . . . .                   228,072                  188,347
Income taxes payable  . . . . . . . . . . . . . . . . . .                    31,862                   31,318
                                                                       ------------              -----------
      TOTAL CURRENT LIABILITIES   . . . . . . . . . . . .                   755,734                  767,470

Long-term debt  . . . . . . . . . . . . . . . . . . . . .                   208,188                  307,217
Deferred income taxes . . . . . . . . . . . . . . . . . .                   153,067                  129,183
Postretirement benefits and other liabilities . . . . . .                   339,119                  442,702

STOCKHOLDERS' EQUITY
Common stock (issued 1995, 151,249,582;
      1994, 149,115,459 shares)   . . . . . . . . . . . .                    78,776                   77,665
Additional paid-in capital  . . . . . . . . . . . . . . .                   435,972                  394,749
Foreign currency translation adjustment . . . . . . . . .                    98,667                   49,422
Retained earnings . . . . . . . . . . . . . . . . . . . .                 1,595,345                1,474,329
                                                                         ----------               ----------
                                                                          2,208,760                1,996,165

Reacquired stock, at cost (1995, 39,486,098;
      1994, 32,480,067 shares)  . . . . . . . . . . . . .                 1,031,415                  701,484
                                                                         ----------             ------------
      TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . .                 1,177,345                1,294,681
                                                                         ----------              -----------
                                                                         $2,633,453               $2,941,253
                                                                         ==========               ==========

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW
(DOLLARS IN THOUSANDS)

                                                                                              (Unaudited)
                                                                                        Six Months Ended June 30
                                                                                          1995            1994
                                                                                          ----            ----
NET CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .           $ 140,064       $   70,536

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (50,099)         (76,536)
Proceeds of investment and fixed asset disposals  . . . . . . . . . . . . . .             273,506          166,388
Cash invested in unconsolidated affiliates  . . . . . . . . . . . . . . . . .                --              2,395
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15,194           (1,075)
                                                                                      ------------     ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . .             238,601           91,172
                                                                                       -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 570           11,911
Long-term debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . .            (75,556)         (137,051)
Change in short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .              39,724          156,989
Common stock issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              11,574            6,841
Common stock reacquired . . . . . . . . . . . . . . . . . . . . . . . . . . .            (337,731)        (255,992)
Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (47,488)         (44,565)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15,000              --
                                                                                      -----------------------------
NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . .            (393,907)        (261,867)
                                                                                       -----------      -----------

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . . . .                 586             (512)
                                                                                    --------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . .          $  (14,656)       $(100,671)
Cash and cash equivalents - beginning of period . . . . . . . . . . . . . . .             111,637          154,628
                                                                                       -----------      -----------
Cash and cash equivalents - end of period . . . . . . . . . . . . . . . . . .          $   96,981       $   53,957
                                                                                       ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest (net of amount capitalized) . . . . . . . . . . . . . . . . . .          $   15,187       $   17,874
     Income taxes, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .              42,271           91,597
Noncash investing and financing activities:
     Conversion of notes and debentures . . . . . . . . . . . . . . . . . . .              24,042           29,752
     Accounts payable for common stock acquisitions . . . . . . . . . . . . .               7,901              --
     Incentive plan stock issuances . . . . . . . . . . . . . . . . . . . . .              14,471           26,502
     Investment in Alliant Techsystems, Inc.  . . . . . . . . . . . . . . . .             143,862              --

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

2. Primary earnings per share are calculated on the basis of the average number of common and common equivalent shares of 113,640,022 for the quarter ended June 30, 1995; 115,483,851 for the six months ended June 30, 1995; 120,093,663 for the quarter ended June 30, 1994; and 121,115,100 for the six months ended June 30, 1994. Net income has been adjusted to reflect the elimination of interest expense, net of taxes, on the 6 1/2% convertible debentures in the following amounts:

                                                                                        June 30
                                                                                 1995             1994
                                                                                 ----             ----
         Three months ended . . . . . . . . . . . . . . . . . . .                 $28            $  54
         Six months ended . . . . . . . . . . . . . . . . . . . .                  67              110

         Fully diluted earnings per share, which additionally assumes conversion of the 8% convertible subordinated debentures, is not materially different from primary earnings per share. In the fully diluted computation, the number of shares is increased by 3,503,147 shares in 1995 and 5,304,543 shares in 1994. Net income is further adjusted in the quarter and six-month periods for both 1995 and 1994 to reflect the elimination of interest expense on the 8% debentures (net of taxes) in the amount of $587 and $1,111, respectively for 1995, and $889 and $1,949, respectively for the corresponding periods in 1994.

3.       Cost and expenses include depreciation and amortization as follows:

                                                                                      June 30
                                                                               1995             1994
                                                                               ----             ----
         Three months ended . . . . . . . . . . . . . . . . . . .             $31,682          $36,140
         Six months ended . . . . . . . . . . . . . . . . . . . .              68,814           75,323

4. Other operating expenses, net for the quarter and six months ended June 30, 1995, include environmental cleanup costs, principally for nonoperating sites, of $4,417 and $8,940, respectively; additionally, the six-month period reflects net employee separation costs and writeoffs of $2,481. The quarter and six months ended June 30, 1994, include environmental cleanup costs for nonoperating sites of $5,370 and $10,604, respectively, and net employee separation costs and writeoffs of $4,032 and $14,309, for the respective periods.

5.       Interest and debt costs are summarized as follows:

                                                                                      June 30
                                                                               1995             1994
                                                                               ----             ----
         Three Months Ended:
                 Costs incurred . . . . . . . . . . . . . . . . .             $ 7,617          $ 9,114
                 Amount capitalized . . . . . . . . . . . . . . .               1,014            1,848
                                                                              -------         --------
                 Interest expense . . . . . . . . . . . . . . . .             $ 6,603          $ 7,266
                                                                              =======          =======

         Six Months Ended:
                 Costs incurred . . . . . . . . . . . . . . . . .             $15,660          $17,879
                 Amount capitalized . . . . . . . . . . . . . . .               1,966            3,364
                                                                              -------        ---------
                 Interest expense . . . . . . . . . . . . . . . .             $13,694          $14,515
                                                                              =======          =======

6. Other income (expense), net for the quarters ended June 30, 1995 and 1994, include provisions related to exchange and translation gains and losses, and minority interest. Additionally, the six months ended June 30, 1995, include the net gain on the divestiture of the Aerospace segment to Alliant Techsystems, Inc. (Alliant) of $31,700, subject to post-closing adjustments. Included in the net gain are pension curtailment and settlement losses aggregating $60,723 and a postretirement benefit curtailment gain of $24,540, resulting from the transfer of the defined-benefit pension and postretirement benefit obligations and related defined-benefit plan assets to Alliant. The divestiture was completed on March 15, 1995. Net sales of this segment were $162,707 for the quarter ended June 30,1994 and $123,414 and $301,328 for the six-month periods ended June 30, 1995 and 1994, respectively. Operating profits were $14,111 for the quarter ended June 30, 1994, and $13,306 and $26,915 for the six-month period ended June 30, 1995 and 1994, respectively. Hercules now holds approximately a 27% ownership interest in Alliant accounted for on the equity method. In 1994, other income net included the gain on the sale of an investment of $4,461.

7. Dividends received from affiliated companies accounted for on the equity method were as follows:

                                                                                      June 30
                                                                               1995             1994
                                                                               ----             ----
         Three months ended . . . . . . . . . . . . . . . . . . .              $4,485        $   1,850
         Six months ended . . . . . . . . . . . . . . . . . . . .               6,546            8,527

8.       A summary of short-term and long-term debt follows:

                                                                           JUNE 30          December 31
                                                                             1995               1994
                                                                           --------           --------
SHORT-TERM:
Commercial paper  . . . . . . . . . . . . . . . . . . . . . . . .           $130,000          $100,000
Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             46,863            35,600
Current maturities  . . . . . . . . . . . . . . . . . . . . . . .             51,209            52,747
                                                                          ----------        ----------
                                                                            $228,072          $188,347
                                                                          ==========        ==========

At June 30, 1995, Hercules had $64,114 of unused lines of credit that may be drawn as needed. Lines of credit in use or supporting commercial paper at June 30, 1995, were $32,234.

LONG-TERM:
Term loans due 1993-1995  . . . . . . . . . . . . . . . . . . . .         $  52,462          $ 52,393
6.5% convertible subordinated debentures due 1999 . . . . . . . .             2,643             4,242
7.85% notes due 2000  . . . . . . . . . . . . . . . . . . . . . .            25,000            25,000
6.625% notes due 2003 . . . . . . . . . . . . . . . . . . . . . .           124,852           124,842
8% convertible subordinated debentures due 2010 . . . . . . . . .            44,462            66,905
Variable rate loans (a) . . . . . . . . . . . . . . . . . . . . .                --            75,400
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,978            11,182
                                                                         ----------         ---------
                                                                            259,397           359,964
Current maturities of long-term debt  . . . . . . . . . . . . . .           (51,209)          (52,747)
                                                                          ----------        ----------

Net long-term debt  . . . . . . . . . . . . . . . . . . . . . . .          $208,188          $307,217
                                                                           =========         =========

    (a) Uncollateralized bank borrowings with average maturities of 400 days, with interest at a negotiated spread over lenders' cost of funds.

9. Since 1991, the Board of Directors has authorized the repurchase of up to 47,850,000 shares of company common stock, 4,350,000 shares of which is intended to satisfy requirements of various employee benefit programs. Through June 30, 1995, a total of 42,380,199 shares of common stock (including 4,350,000 shares for employee benefit programs) had been purchased in the open market at an average price of $29.62 per share.

10.      Commitments and Contingencies

         (a) Environmental

         Hercules has been identified as a potentially responsible party (PRP) by U.S. Federal and State authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $59,000 and $246,000. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules becomes aware of sites in which it may be but has not yet been named a PRP principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other Government agency or through correspondence with previously named PRPs requesting information of Hercules' activities at sites under investigation. Hercules brought suit in late 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. Hercules has not included any insurance recovery in the estimates set forth above.

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

         Other defendants in this litigation have either settled with the Government or, in the case of the Department of Defense, have not been held liable. Hercules appealed the Court's order finding the Department of Defense not liable. On January 31, 1995, the 8th Circuit Court of Appeals upheld the Court's order. Hercules filed a petition to the U.S. Supreme Court requesting review and reversal of the 8th Circuit Court ruling. This petition was denied on June 26, 1995, and the case has been remanded to the District Court for further proceedings.

         Hercules' potential costs for remediation of the Jacksonville site are presently estimated between $22,000 and $149,000. Hercules' potential costs are based on its assessment of potential liability, the level of participation by other PRPs and upon current estimates of the costs to remediate the Jacksonville site. The costs to remediate will vary as Records of Decision are issued on each operable unit of the site and as remediation methods are approved by the EPA.

         At June 30, 1995, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

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

OTHER FINANCIAL INFORMATION

OPERATIONAL HIGHLIGHTS
(Dollars in millions)

                                                         Three Months Ended June 30         Six Months Ended June 30
                                                             1995        1994                    1995         1994
                                                             ----        ----                    ----         ----
NET SALES BY INDUSTRY SEGMENT
    Chemical Specialties  . . . . . . . . . . . . .         $ 299       $  272                 $  588       $  527
    Food & Functional Products  . . . . . . . . . .           287          244                    544          466
    Aerospace   . . . . . . . . . . . . . . . . . .            -           162 *                  123 **       301 *
    Other   . . . . . . . . . . . . . . . . . . . .            28           28 *                   52           92 *
                                                            ------      -------                -------      -------
           Total  . . . . . . . . . . . . . . . . .         $ 614       $  706                 $1,307       $1,386
                                                            ======      =======                =======      =======

PROFIT (LOSS) FROM OPERATIONS BY
    INDUSTRY SEGMENT
    Chemical Specialties  . . . . . . . . . . . . .         $  61       $   54                 $  120       $   97
    Food & Functional Products  . . . . . . . . . .            59           40                    106           73
    Aerospace   . . . . . . . . . . . . . . . . . .            -            14 *                   13 **        27 *
    Other   . . . . . . . . . . . . . . . . . . . .            (3)          (8)*                   (8)         (18)*
                                                            ------      -------                ---------    -------
           Total  . . . . . . . . . . . . . . . . .         $ 117       $  100                 $  231       $  179
                                                            ======      =======                =======      =======



* Pursuant to the divestiture of the Aerospace segment in March 1995, Composite Materials' data is included in segment Other. Previously it was reported in the Aerospace segment. 1994 information has been restated to conform with the 1995 presentation.

**  Reflects results of operations through March 14, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         Within the following discussion, unless otherwise stated, "quarter" and "six-month period" refer to the second quarter of 1995 and the six months ended June 30, 1995. All comparisons are with the corresponding periods in the previous year.

         Chemical businesses (Chemical Specialties and Food & Functional Products segments) sales increased 14% for the quarter and six-month period. Favorable rates of exchange and improved pricing coupled with volume increases primarily account for the sales improvement. On a consolidated basis, however, net sales declined 13% for the quarter and 6% for the six-month period, reflecting the divestiture of the Aerospace segment in March 1995 and the Packaging Films business unit in April 1994.

         Profit from operations for the Chemical businesses increased $26 million or 28% for the quarter and $56 million or 33% for the six-month period, primarily related to higher gross margins. Margins for the Chemical businesses rose to 36% from 34% for the quarter and six-month period while consolidated margins rose to 36% for the quarter and six-month period from 30% for the corresponding 1994 periods. Favorable rates of exchange, improved pricing and volume increases primarily account for the profit improvement. Manufacturing cost reduction efforts were partially offset by higher raw material costs. On a consolidated basis, profit from operations increased $17 million or 17% for the quarter and $52 million or 29% for the six-month period. These results reflect the Chemical businesses' performance partially offset by the loss of profits associated with the aforementioned divested businesses.

         Selling, general, and administrative expenses remained relatively flat for the quarter and six-month period as cost reduction initiatives were partially offset by rates of exchange. Research and development expenses for the quarter and six-month period declined principally as a result of business divestitures. Other operating expenses also declined for the quarter and six-month period, primarily due to lower employee separation costs in 1995.

         Year-over-year percentage growth in operating profit in the Chemical businesses is not expected to continue at the current pace. Increases in cost of inputs may erode some of the operating profit gains, however, year-over-year growth is expected to continue in subsequent quarters of 1995.

         Chemical Specialties: Net sales increased $27 million or 10% for the quarter and $61 million or 12% for the six-month period. Profit from operations increased 13% for the quarter and 24% for the six-month period. Improved volume for paper technology products and increased pricing for resins and fibers products in addition to favorable rates of exchange primarily account for the sales and operating profit improvement.

         Food & Functional Products: Net sales increased $43 million or 18% for the quarter and $78 million or 17% for the six-month period. Favorable pricing for water soluble polymers utilized in the paint, construction, and regulated markets, improved pricing in the specialty markets for food gums, and favorable exchange rates primarily account for the sales increases. Profit from operations increased 48% for the quarter and 45% for the six-month period and primarily relates to the aforementioned sales increases coupled with manufacturing cost improvements.

             Corporate and Other: Net sales for the quarter were flat while declining $40 million for the six-month period. This decline relates primarily to the divestiture of the Packaging Films business unit in April 1994. Operating losses declined $5 million for the quarter and $10 million for the six-month period and principally reflects improvement in Composite Materials performance.

         Improvement in equity income of affiliated companies, approximately $5 million for the quarter and six-month period, reflects higher earnings in Tastemaker, the 50% owned flavors joint venture, along with equity earnings from Hercules' investment in Alliant Techsystems, Inc. acquired in March 1995, in conjunction with the divestiture of the Aerospace segment.

         Interest and debt costs incurred declined for the quarter and six-month period principally due to lower average debt outstanding.

         Other income (expense), net reflects an unfavorable change of $4 million for the quarter and a favorable change of $23 million for the six-month period. The change for the quarter principally reflects unfavorable exchange and translation effects. Additionally, the six-month variance reflects the gain on the sale of the Aerospace segment in March 1995.

         The 1995 provision for income taxes for the six-month period reflects an estimated annual effective tax rate of 35.8%, combined with a relatively high rate on the sale of the Aerospace segment in the first quarter and a relatively low rate in the second quarter due to a favorable state income tax settlement related to the prior year sale of an investment. The 1994 full-year rate of 33% was favorably affected by a research and experimentation tax credit of $4 million.

FINANCIAL CONDITION

         Cash flow from operations was $140 million for the six-month period compared to $71 million for the corresponding 1994 period. Improved operating earnings and lower income tax payments, offset by higher working capital requirements, resulted in the increase in cash flow. Income tax payments in the first quarter of 1994 included payments of approximately $45 million associated with the restructuring of the Titan IV solid rocket motor upgrade contract in late 1993.

         Short-term liquidity has remained stable since year-end 1994. Both the current ratio and the quick ratio are relatively flat at 1.3 and 0.8, respectively. At June 30, 1995, $64 million was available under short-term lines of credit.

         During the six-month period, an additional 7,304,799 shares of common stock were reacquired in the open market. Also, during the quarter a change was adopted increasing the deductible for property insurance to $50 million. This change, which lowers premium costs, was prompted by the favorable loss experience in the Chemical businesses and the divestiture of the Aerospace segment. As a percentage of total capitalization, total debt decreased from 28% to 27% during the six-month period. It is management's intent to have this ratio increase to the 30% to 33% range. Funds available under revolving credit agreements at June 30, 1995, are $250 million; in addition, $50 million is accessible, depending upon market conditions, under a shelf registration.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         In September 1993, Hercules and the U.S. Environmental Protection Agency (EPA) Region 1 reached an agreement in principle in settlement of EPA's claims that Hercules violated its wastewater permit with the City of Chicopee and the federal pretreatment standard for industrial users of publicly owned treatment works at its Chicopee, Massachusetts, facility. Hercules signed a Consent Decree (the "Decree"), which was entered by the court on December 15, 1994, based on this agreement requiring supplemental environmental projects (at a cost of approximately $375,000), compliance with permit limits in the future, and $250,000 in fines. Hercules has paid the $250,000 fine and is currently in the process of performing the supplemental environmental projects.

         Hercules received a letter from the New Jersey Department of Environmental Protection (the "Department") dated March 9, 1995, which stated that the Department was considering an enforcement action against Hercules for alleged non-compliance with the terms of a 1993 Administrative Consent Order ("ACO") at its Kenvil, New Jersey, facility. The ACO covered alleged violations of the Air Pollution Control Act. The letter also identified potential violations under the Spill Compensation and Control Act, the New Jersey Water Pollution Control Act, and the New Jersey Safe Drinking Water Act. Hercules has met with the Department and has submitted a schedule addressing all matters identified in the Department's letter. Although no formal legal proceeding has been commenced, a civil enforcement action, including a penalty assessment in excess of $100,000 is expected.

         Hercules received a letter from the U.S. Department of Justice ("DoJ") dated May 3, 1995 in which it was notified of the U.S. Environmental Protection Agency's request that a complaint be filed against Hercules for violations of the Clean Air Act and the National Emission Standard for Hazardous Air Pollutants for Asbestos that allegedly occurred during demolition activities at its former Covington, Virginia, facility. Hercules has met with DoJ and has agreed in principle to settle the matter. Hercules is in the process of negotiating a Consent Decree with DoJ.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         The Company's Annual Meeting was held on April 27, 1995. Required information has been supplied in registrant's Form 10-Q for the quarter ended March 31, 1995.


Item 6.  Exhibits and Reports on Form 8-K.

            (a)      Exhibits - None

            (b)      Reports on Form 8-K.

                     Hercules was not required to file any reports on Form 8-K for the quarter ended June 30, 1995.

                                  SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Hercules Incorporated



                                       by   R. Keith Elliott
                                          -------------------------------------
                                             R. Keith Elliott
                                             Executive Vice President
                                             and Chief Financial Officer
                                            (Principal Financial Officer
                                             and duly authorized signatory)
                                             August 14, 1995


                                       by   V. Jog
                                          -------------------------------------
                                             V. Jog
                                             Controller
                                            (Principal Accounting Officer)
                                             August 14, 1995