Form 10-Q
period 1995-09-30
HERCULES INC
filed 1995-11-14
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549





                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 1995                COMMISSION FILE NUMBER 1-496



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

            AS OF OCTOBER 31, 1995, 109,971,115 SHARES OF REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share)

                                                                                      (Unaudited)
                                                           Three Months Ended Sept. 30         Nine Months Ended Sept. 30
                                                               1995         1994                   1995           1994
                                                               ----         ----                   ----           ----
NET SALES . . . . . . . . . . . . . . . . . . . . .         $570,249      $680,955             $1,877,611     $2,066,958

Cost of sales . . . . . . . . . . . . . . . . . . .          366,656       465,554              1,220,877      1,432,362
Selling, general and administrative expenses  . . .           80,183        88,740                261,124        270,666
Research and development  . . . . . . . . . . . . .           13,513        14,859                 43,286         48,466
Other operating expenses, net . . . . . . . . . . .            4,736         5,958                 16,157         30,871
                                                            --------      --------             ----------     ----------

PROFIT FROM OPERATIONS  . . . . . . . . . . . . . .          105,161       105,844                336,167        284,593

Equity in income of affiliated companies  . . . . .           11,326         6,645                 31,106         20,846
Interest and debt expense . . . . . . . . . . . . .            7,251         6,847                 20,945         21,362
Other income (expense), net . . . . . . . . . . . .           10,966        (5,777)                30,833         (9,152)
                                                            --------      ---------            ----------     -----------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . .          120,202        99,865                377,161        274,925
Provision for income taxes  . . . . . . . . . . . .           39,890        33,836                128,355         91,908
                                                            --------      --------            -----------     ----------

NET INCOME  . . . . . . . . . . . . . . . . . . . .         $ 80,312      $ 66,029             $  248,806     $  183,017
                                                            ========      ========             ==========     ==========

EARNINGS PER SHARE  . . . . . . . . . . . . . . . .         $   0.72      $   0.55             $     2.18     $     1.52
                                                            ========      ========             ==========     ==========

DIVIDENDS PER SHARE . . . . . . . . . . . . . . . .         $   0.21      $   0.19             $     0.63     $     0.57
                                                            ========      ========             ==========     ==========


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

                                                                                     (Unaudited)
                                                                        SEPTEMBER 30              December 31
                                                                            1995                     1994
                                                                         ----------              ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . .               $    82,606              $   111,637
Accounts and notes receivable . . . . . . . . . . . . . .                   445,827                  588,851
Inventories
      Finished products   . . . . . . . . . . . . . . . .                   192,810                  171,891
      Materials, supplies, and work in process  . . . . .                   168,554                  190,363
Deferred income taxes . . . . . . . . . . . . . . . . . .                    70,073                   89,573
                                                                         ----------              -----------
           TOTAL CURRENT ASSETS . . . . . . . . . . . . .                   959,870                1,152,315

Property, plant and equipment . . . . . . . . . . . . . .                 2,571,788                3,100,749
Accumulated depreciation and amortization . . . . . . . .                 1,561,710                1,884,694
                                                                         ----------              -----------
      Net property, plant and equipment   . . . . . . . .                 1,010,078                1,216,055

Investments . . . . . . . . . . . . . . . . . . . . . . .                   310,247                  224,760

Other assets  . . . . . . . . . . . . . . . . . . . . . .                   292,942               $  348,123
                                                                         ----------               ----------
                                                                         $2,573,137               $2,941,253
                                                                         ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable  . . . . . . . . . . . . . . . . . . . .                $  117,314               $  162,858

Accrued expenses  . . . . . . . . . . . . . . . . . . . .                   316,394                  384,947

Short-term debt . . . . . . . . . . . . . . . . . . . . .                   274,954                  188,347

Income taxes payable  . . . . . . . . . . . . . . . . . .                    12,996                   31,318
                                                                         ----------              -----------
      TOTAL CURRENT LIABILITIES   . . . . . . . . . . . .                   721,658                  767,470

Long-term debt  . . . . . . . . . . . . . . . . . . . . .                   248,008                  307,217

Deferred income taxes . . . . . . . . . . . . . . . . . .                   163,765                  129,183

Postretirement benefits and other liabilities . . . . . .                   336,093                  442,702

STOCKHOLDERS' EQUITY
Common stock (issued 1995,  151,581,031;
      1994, 149,115,459 shares)   . . . . . . . . . . . .                    78,949                   77,665

Additional paid-in capital  . . . . . . . . . . . . . . .                   440,102                  394,749

Foreign currency translation adjustment . . . . . . . . .                    76,743                   49,422

Retained earnings . . . . . . . . . . . . . . . . . . . .                 1,652,478                1,474,329
                                                                         ----------              -----------
                                                                          2,248,272                1,996,165
Reacquired stock, at cost (1995,  41,183,750;
      1994,  32,480,067 shares)   . . . . . . . . . . . .                 1,144,659                  701,484
                                                                         ----------              -----------
      TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . .                 1,103,613                1,294,681
                                                                         ----------              -----------
                                                                         $2,573,137               $2,941,253
                                                                         ==========               ==========

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW
(Dollars in thousands)

                                                                                              (Unaudited)
                                                                                        Nine Months Ended Sept. 30
                                                                                       1995                    1994
                                                                                       ----                    ----
NET CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .      $ 250,554              $  152,426

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (77,015)               (110,299)
Proceeds of investment and fixed asset disposals  . . . . . . . . . . . . . .        266,332                 180,026
Cash received from (invested in) unconsolidated affiliates  . . . . . . . . .         (5,641)                  1,939
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,537                    (327)
                                                                                   ---------              -----------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES  . . . . . . . . . . . . . .        198,213                  71,339

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         45,031                  41,088
Long-term debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . .        (75,621)               (136,167)
Change in short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .         85,606                 145,936
Common stock issued   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,606                   8,221
Common stock reacquired . . . . . . . . . . . . . . . . . . . . . . . . . . .       (475,246)               (289,544)
Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (70,665)                (67,118)
                                                                                   ----------             -----------
NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . .       (477,289)                (297,584)

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . . . .           (509)                   (694)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . .        (29,031)                (74,513)
Cash and cash equivalents - beginning of period . . . . . . . . . . . . . . .        111,637                 154,628
                                                                                   ---------              ----------
Cash and cash equivalents - end of period . . . . . . . . . . . . . . . . . .      $  82,606              $   80,115
                                                                                   =========              ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest (net of amount capitalized) . . . . . . . . . . . . . . . . . .      $  21,400              $   17,774
     Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         76,281                 151,044
Noncash investing and financing activities:
     Conversion of notes and debentures . . . . . . . . . . . . . . . . . . .         27,618                  30,875
     Accounts payable for common stock acquisitions . . . . . . . . . . . . .             --                  10,781
     Incentive plan stock issuances . . . . . . . . . . . . . . . . . . . . .         29,545                  28,168
     Investment in Alliant Techsystems, Inc.  . . . . . . . . . . . . . . . .        143,862                      --



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

2. Primary earnings per share are calculated on the basis of average number of common and common equivalent shares of 111,415,472 for the quarter ended September 30, 1995; 114,365,786 for the nine months ended September 30, 1995; 118,958,034 for the quarter ended September 30, 1994; and 120,541,260 for the nine months ended September 30, 1994. Net income has been adjusted to reflect the elimination of interest expense, net of taxes, on the 6.5% convertible debentures in the following amounts:

                                                                         September 30
                                                                    1995               1994
                                                                  --------           --------
         Three months ended . . . . . . . . . . . . .               $ 26               $  90
         Nine months ended  . . . . . . . . . . . . .                 93                 202

Fully diluted earnings per share, which additionally assumes conversion of the 8% convertible subordinated debentures, is not materially different from primary earnings per share. In the fully diluted computation, the number of shares is increased by 2,899,968 for the quarter ended September 30, 1995; 3,299,878 for the nine months ended September 30, 1995; 4,526,067 for the quarter ended September 30, 1994; and 5,042,199 for the nine months ended September 30, 1994. Net income is further adjusted in the quarter and nine-month periods for both 1995 and 1994 to reflect the elimination of interest expense on the 8% debentures (net of taxes) in the amount of $551 and $1,662, respectively for 1995, and $1,034 and $2,983, respectively for the corresponding periods in 1994.

3.       Cost and expenses include depreciation and amortization as follows:

                                                                          September 30
                                                                  1995                   1994
                                                                --------               --------
         Three months ended . . . . . . . . . . . . .           $ 31,930                $ 36,515
         Nine months ended  . . . . . . . . . . . . .            100,744                 111,838

4. Other operating expenses, net for the quarter and nine months ended September 30, 1995, include environmental cleanup costs, principally for nonoperating sites, of $3,521 and $12,461, respectively. Additionally, the nine-month period reflects employee separation costs and write-offs of $3,696. The quarter and nine months ended September 30, 1994, included environmental cleanup costs for nonoperating sites of $4,095 and $14,699, respectively, and employee separation charges and write-offs of $1,863 and $16,192 for the respective periods.

5.       Interest and debt costs are summarized as follows:

                                                                     September 30
                                                              1995                 1994
                                                            --------               ------
         Three Months Ended:
             Costs incurred                                  $ 8,575              $ 9,018
             Amount capitalized                                1,324                2,171
                                                             -------              -------
             Interest expense                                $ 7,251              $ 6,847
                                                             =======              =======

         Nine Months Ended:
             Costs incurred                                  $24,235              $26,897
             Amount capitalized                                3,290                5,535
                                                             -------              -------
             Interest expense                                $20,945              $21,362
                                                             =======              =======

6. Other income (expense), net for the quarter ended September 30, 1995, includes $7,000 of additional gain related to final settlement of the sale of the Aerospace segment and additional recoveries of costs under a contract related to the former Aerospace business.

         The nine months ended September 30, 1995, include the net gain on the divestiture of the Aerospace segment to Alliant Techsystems, Inc. (Alliant) of $38,700. Included in the net gain are pension curtailment and settlement losses aggregating $60,723 and a postretirement benefit curtailment gain of $24,540, resulting from the transfer of the defined-benefit pension and postretirement benefit obligations and related defined-benefit plan assets to Alliant. The divestiture was completed on March 15, 1995. Net sales of this segment were $146,601 for the quarter ended September 30, 1994, and $123,414 and $447,929 for the nine-month periods ended September 30, 1995 and 1994, respectively. Operating profits were $17,993 for the quarter ended September 30, 1994, and $13,306 and $44,908 for the nine-month period ended September 30, 1995 and 1994, respectively. Hercules now holds approximately a 27% ownership interest in Alliant accounted for on the equity method. The nine months also include the aforementioned cost recoveries and foreign exchange contracts and translation losses of $12,073.

         Other income (expense), net for the quarter ended September 30, 1994, includes lower shutdown costs related to the St. Croix joint venture, offset by the loss on the disposition of the LMR business, provisions related to ongoing litigation, foreign currency losses, and minority interest. Additionally, the nine-month period ended September 30, 1994, includes a gain from the sale of an investment.

7. Dividends received from affiliated companies accounted for on the equity method were as follows:

                                                                               September 30
                                                                           1995             1994
                                                                         --------         --------
         Three months ended . . . . . . . . . . . . . . . . . . .         $ 5,771          $ 1,829
         Nine months ended  . . . . . . . . . . . . . . . . . . .          12,317           10,356

8.       A summary of short-term and long-term debt follows:

                                                                         September 30         December 31
                                                                             1995                 1994
                                                                           --------             --------
SHORT-TERM:
Commercial paper  . . . . . . . . . . . . . . . . . . . . . . . .           $183,000              $100,000
Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             41,739                35,600
Current maturities  . . . . . . . . . . . . . . . . . . . . . . .             50,215                52,747
                                                                            --------              --------
                                                                            $274,954              $188,347
                                                                            ========              ========

At September 30, 1995, Hercules had $60,511 of unused lines of credit that may be drawn as needed. Lines of credit in use or supporting commercial paper at September 30, 1995, were $36,976.

LONG-TERM:
6.625% notes due 2003   . . . . . . . . . . . . . . . . . . . . .          $124,856              $124,842
6.5% convertible subordinated debentures due 1999 . . . . . . . .             2,274                 4,242
8% convertible subordinated debentures due 2010 . . . . . . . . .            41,255                66,905
7.85% notes due 2000  . . . . . . . . . . . . . . . . . . . . . .            25,000                25,000
Term loans due 1994-1995  . . . . . . . . . . . . . . . . . . . .            52,382                52,393
Variable rate loans (a) . . . . . . . . . . . . . . . . . . . . .            44,600                75,400
Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,856                11,182
                                                                            -------               -------
                                                                            298,223               359,964
Current maturities of long-term debt  . . . . . . . . . . . . . .           (50,215)              (52,747)
                                                                            --------             ---------

Net long-term debt  . . . . . . . . . . . . . . . . . . . . . . .           $248,008             $307,217
                                                                            ========             ========

(a) Uncollateralized bank borrowings with average maturities of 400 days, with interest at a negotiated spread over lenders' cost of funds.

9. Since 1991, the Board of Directors has authorized the repurchase of up to 47,850,000 shares of company common stock, 4,350,000 shares of which is intended to satisfy requirements of various employee benefit programs. Through September 30, 1995, a total of 44,690,799 shares of common stock (including 4,350,000 shares for employee benefit programs) had been purchased in the open market at an average price of $30.98 per share.

10. On September 28, 1995, Hercules announced that it had signed a letter of intent to sell its Electronics and Printing Division to MacDermid Incorporated for $130 million in cash and preferred stock. The sale is expected to close by year end and result in a gain.

         Net sales for this unit, which are reported as part of the Food & Functional Products segment, were $18,302 and $53,706 for the three and nine months ended September 30, 1995, and $16,389 and $49,275 for the comparable periods ended September 30, 1994. Operating profit for the three and nine months ended September 30, 1995, were $5,102 and $13,333 respectively, and $3,209 and $8,998 for the comparable periods ended September 30, 1994.

11.      Commitments and Contingencies
         (a) Environmental

         Hercules has been identified as a potentially responsible party (PRP) by U.S. Federal and State authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $57,000 and $241,000. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules becomes aware of sites in which it may be but has not yet been named a PRP principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other Government agency or through correspondence with previously named PRPs requesting information of Hercules' activities at sites under investigation. Hercules brought suit in late 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. Hercules has not included any insurance recovery in the estimates set forth above.

         Hercules has established procedures for identification of environmental issues at Hercules plant sites. Hercules designates an environmental coordinator at all operating facilities. Environmental coordinators are familiar with environmental laws and regulations and are
resources for identification of environmental issues.   Hercules also has an
environmental audit program which is designed to identify environmental issues at operating plant sites. Through these programs, Hercules identifies potential environmental, regulatory, and remedial issues.

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

         Hercules' potential costs for remediation of the Jacksonville site are presently estimated between $21,000 and $146,000. Hercules' potential costs are based on its assessment of potential liability, the level of participation by other PRPs and upon current estimates of the costs to remediate the Jacksonville site. The costs to remediate will vary as Records of Decision are issued on each operable unit of the site and as remediation methods are approved by the EPA.

         At September 30, 1995, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

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

OTHER FINANCIAL INFORMATION

OPERATIONAL HIGHLIGHTS
(Dollars in millions)



                                                                 Three Months Ended Sept. 30          Nine Months Ended Sept. 30
                                                                        1995         1994                 1995         1994
                                                                        ----         ----                 ----         ----
NET SALES BY INDUSTRY SEGMENT
Chemical Specialties  . . . . . . . . . . . . . . . .                  $ 286        $ 271              $   874      $   798
Food & Functional Products  . . . . . . . . . . . . .                    260          243                  804          709
Aerospace . . . . . . . . . . . . . . . . . . . . . .                      0          147*                 123**        448*
Other . . . . . . . . . . . . . . . . . . . . . . . .                     25           20*                  77          112*
                                                                       ------       -----              -------      -------
           Total  . . . . . . . . . . . . . . . . . .                  $ 571        $ 681              $ 1,878      $ 2,067
                                                                       =====        =====              =======      =======



PROFIT FROM OPERATIONS BY INDUSTRY SEGMENT
Chemical Specialties  . . . . . . . . . . . . . . . .                  $  55        $  53              $   175      $   149
Food & Functional Products  . . . . . . . . . . . . .                     56           43                  162          116
Aerospace . . . . . . . . . . . . . . . . . . . . . .                      0           18*                  13**         45*
Other . . . . . . . . . . . . . . . . . . . . . . . .                     (6)          (8)*                (14)         (25)*
                                                                      ------        -----               -------     -------
           Total  . . . . . . . . . . . . . . . . . .                  $ 105        $ 106              $   336      $   285
                                                                      ======        =====               ======      =======



* Pursuant to the divestiture of the Aerospace segment in March 1995, Composite Materials' data is included in segment Other. Previously it was reported in the Aerospace segment. 1994 information has been restated to conform with the 1995 presentation.

**  Reflects results of operations through March 14, 1995.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS
         Within the following discussion, unless otherwise stated, "quarter" and "nine-month period" refer to the third quarter of 1995 and the nine months ended September 30, 1995. All comparisons are with the corresponding periods in the previous year.

         Chemical businesses (Chemical Specialties and Food & Functional Products segments) sales increased $32 million or 6% and $171 million or 11% respectively for the quarter and nine-month period. Stronger foreign currencies relative to the dollar and higher selling prices primarily account for the improvement. On a consolidated basis, however, net sales declined 16% for the quarter and 9% for the nine-month period, reflecting the divestiture of the Aerospace segment in March 1995, and the Packaging Films business unit in April 1994.

         Profit from operations for the Chemical businesses increased $15 million or 16% for the quarter and $72 million or 27% for the nine-month period, primarily because of increased revenues, partially offset by higher raw material costs. Gross margins for the Chemical businesses rose to 37% for the quarter and nine-month period from 35% for the corresponding 1994 periods. On a consolidated basis, profit from operations remained flat for the quarter while increasing $51 million or 18% for the nine-month period. These consolidated results reflect the Chemical businesses' performance offset by the loss of profits associated with the aforementioned divested businesses.

         Selling, general, and administrative expenses declined for the quarter and nine-month period. Higher charges for stock-based incentive compensation plans, resulting from the increases in Hercules' stock price, and stronger foreign currencies were more than offset by cost reduction initiatives and the effect of business divestitures. Research and development expenses also declined for the quarter and nine- month periods, principally as a result of business divestitures. Other operating expenses declined for the quarter and nine-month period, primarily due to lower employee separation costs in 1995.

         Year-over-year percentage growth in operating profit in the Chemical businesses is not expected to continue at the current pace. Increases in costs of inputs coupled with softening in demand may erode some of the operating profit gains.

         Chemical Specialties: Net sales increased $15 million or 6% for the quarter and $76 million or 10% for the nine-month period. The sales increases for the quarter and nine months relate primarily to stronger foreign currencies, improved pricing, and increased sales of higher value products, partially offset by lower volumes. Operating profit improved by $2 million or 4% for the quarter while increasing $26 million or 17% for the nine-month period. In addition to higher sales revenues, the operating profit improvements primarily reflect manufacturing cost reductions, partially offset by higher raw material costs and increased costs associated with stock-based incentive compensation programs.

         Food & Functional Products: Net sales increased $17 million or 7% for the quarter and $95 million or 13% for the nine- month period. While volumes declined slightly due to softening demand in the third quarter, higher selling prices and stronger foreign currencies contributed to the growth in sales. Operating profit increased $13 million or 30% for the quarter and $46 million or 40% for the nine-month period and primarily relates to the increase in sales revenues, coupled with manufacturing cost improvements, partially offset by higher raw material costs and increased costs of stock-based incentive compensation programs.

         Other: Net sales for the quarter increased $5 million while declining $35 million for the nine-month period. The quarterly increase reflects improvement in Composite Materials while the decline for the nine-month period relates primarily to the divestiture of the Packaging Films business unit in April 1994. Operating losses declined for the quarter and nine-month period primarily related to improvement in Composite Materials.

         Increase in equity income of affiliated companies of approximately $5 million for the quarter and $10 million for the nine-month period reflects higher earnings in Tastemaker, the 50% owned flavors joint venture, along with equity earnings from Hercules' investment in Alliant Techsystems, Inc., acquired in March 1995, in conjunction with the divestiture of the Aerospace segment.

         Interest and debt costs incurred declined for the quarter and nine-month period, principally due to lower average debt outstanding.

         Other income (expense) net reflects a favorable change of $17 million for the quarter and $40 million for the nine-month period (see Note 6).

         During the quarter, the expected annual 1995 effective tax rate was revised to 35.0% from 35.8% in anticipation of lower foreign tax rates. The provision for income taxes for the nine months reflects this change, combined with a relatively high rate on the sale of the Aerospace segment in the first quarter and a relatively low rate in the second quarter due to a favorable state income tax settlement related to the prior year sale of an investment. The 1994 full-year rate of 33% was favorably affected by a research and experimentation tax credit of $4 million.

FINANCIAL CONDITION

         Cash flow from operations was $250 million for the nine-month period compared to $152 million for the corresponding 1994 period. Improved operating earnings and lower income tax payments, offset by higher working capital requirements, resulted in the increase in cash flow. Income tax payments in the first quarter of 1994 included payments of approximately $45 million associated with the restructuring of the Titan IV solid rocket motor upgrade contract in late 1993. On September 28, 1995, Hercules announced that it had signed a letter of intent to sell its Electronics and Printing Division to MacDermid Incorporated for $130 million in cash and preferred stock. The sale is expected to close by year end and result in a gain. After funding the needs of the business, it is expected that net cash proceeds from the sale will be used primarily to repurchase Hercules shares.

         Short-term liquidity has remained stable since year-end 1994. Both the current ratio and the quick ratio are relatively flat at 1.3 and 0.7, respectively. At September 30, 1995, $61 million was available under short-term lines of credit.

         During the nine-month period, an additional 9,615,399 shares of common stock were reacquired in the open market. Also, during the second quarter a change was adopted increasing the deductible for property insurance to $50 million. This change, which lowers premium costs, was prompted by the favorable loss experience in the Chemical business and the divestiture of the Aerospace segment. As a percentage of total capitalization, total debt increased from 28% to 32% during the nine-month period. Funds available under revolving credit agreements at September 30, 1995, are $197 million; in addition, $50 million is accessible, depending upon market conditions, under a shelf registration.

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

         Hercules received a letter from the New Jersey Department of Environmental Protection (the "Department") dated March 9, 1995, which stated that the Department was considering an enforcement action against Hercules for alleged noncompliance with the terms of a 1993 Administrative Consent Order ("ACO") at its Kenvil, New Jersey, facility. The ACO covered alleged violations of the Air Pollution Control Act. The letter also identified potential violations under the Spill Compensation and Control Act, the New Jersey Water Pollution Control Act, and the New Jersey Safe Drinking Water Act. Hercules has met with the Department and has submitted a schedule addressing all matters identified in the Department's letter. Although no formal legal proceeding has been commenced, a civil enforcement action, including a penalty assessment in excess of $100,000 is expected.

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

         On September 7, 1995, Hercules signed a Consent Decree in settlement of the matter. The Consent Decree obligates Hercules to pay a civil penalty of $1.2 million to provide asbestos training to select personnel and to appoint an official responsible for asbestos compliance company-wide. DoJ signed the Consent Decree and lodged it with the Federal District Court in Virginia on October 12, 1995. After a 30-day public comment period commencing on that date, the Consent Decree will presumably be entered by the Court.

Item 6.      Exhibits and Reports on Form 8-K.

             (a)   Exhibit 27 - Financial Data Schedule.

             (b)   Reports on Form 8-K.

                   Hercules was not required to file any reports on Form 8-K for the quarter ended September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Hercules Incorporated



                             by   George MacKenzie
                                ------------------------------------------
                                  George MacKenzie
                                  Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer
                                  and duly authorized signatory) November
                                  14, 1994


                             by   Vikram Jog
                                ------------------------------------------
                                  Vikram Jog
                                  Controller (Principal
                                  Accounting Officer) November
                                  14, 1994