Form 10-K
period 1995-12-31
HERCULES INC
filed 1996-03-28
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1995    Commission file number 1-496
                       ------------------------------

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

                              Title of each class
                              -------------------

                       Common Stock ($25/48 Stated Value)
         6 1/2 % Convertible Subordinated Debentures due June 30, 1999
           8% Convertible Subordinated Debentures due August 15, 2010


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               -    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of February 26, 1996, registrant had outstanding 108,501,417 shares of common stock, $25/48 stated value ("Common Stock"), which is registrant's only class of common stock.

         The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on February 26, 1996 was approximately $6.4 billion.


                      DOCUMENTS INCORPORATED BY REFERENCE
 (SPECIFIC PAGES INCORPORATED ARE IDENTIFIED UNDER THE APPLICABLE ITEM HEREIN.)

         Portions of the registrant's definitive Proxy Statement dated March 14, 1996 (the "Proxy Statement") are incorporated by reference in Part lll of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index.

                                     PART I

ITEM 1. BUSINESS:
         Hercules Incorporated ("Hercules" or the "Company") is a diversified, worldwide producer of chemicals and related products. The Company was incorporated in Delaware in 1912. During 1995, Hercules divested its Aerospace segment (which produced solid fuel systems) and the Electronics & Printing Division of its Food & Functional Products segment (which produced photopolymer resins for printing and publishing applications). In December 1995, the company signed a letter of intent to sell the Composite Products Division (which produces graphite fiber) of its Corporate and other segment. Accordingly, information related to the Aerospace segment, Electronics & Printing Division, and Composite Products Division has been omitted in this Form 10-K, except where relevant.


INDUSTRY SEGMENTS
         Hercules operates, both domestically and throughout the world, in two industry segments: Chemical Specialties and Food & Functional Products. The financial information regarding Hercules' industry segments, which includes net sales and profit from operations for each of the three years in the period ended December 31, 1995 and identifiable assets as of December 31, 1995, 1994, and 1993, is provided in Note 23 to the Consolidated Financial Statements.

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

                 Food & Functional Products
                 --------------------------

                 Aqualon                               Carboxymethylcellulose,             Paints and lacquers, adhesives, paper,
                                                       hydroxypropylcellulose, ethyl-      personal care products and cosmetics,
                                                       cellulose, nitrocellulose,          pharmaceuticals, food and beverages,
                                                       hydroxyethylcellulose,              inks, oil well drilling, rubber, and
                                                       methylcellulose, and                smokeless powder.
                                                       pentaerythritol.

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

    Hercules also has registered trademarks for a number of its products. Some of the more significant trademarks include: AQUAPEL(R) sizing agent, HERCON(R) sizing emulsions, KYMENE(R) resin, REGALREZ(R) resin, HERCULON(R) olefin fiber, SLENDID(R) fat replacer, NATROSOL(R) hydroxyethylcellulose, CULMINAL(R) methylcellulose, KLUCEL(R) hydroxypropylcellulose, NATROSOL FPS(R) water-soluble polymer suspension, and PRECIS (TM) sizing agent.

RESEARCH AND DEVELOPMENT
    Research and development, which is directed toward the discovery and development of new products and processes, the improvement and refinement of existing products and processes and development of new applications for existing products, is primarily company-sponsored. Hercules spent $58,547,000 on research activities during 1995, as compared to $64,780,000 in 1994 and $76,121,000 in 1993. During the three-year period, research and development expenditures for the Chemical Specialties and Food & Functional Products segments were between 1.8% and 2.6% of sales.

ENVIRONMENTAL MATTERS
    Hercules believes that it is in compliance in all material respects with applicable federal, state and local environmental laws and regulations. Expenditures relating to environmental cleanup costs have not and are not expected to materially affect capital expenditures or competitive position. Additional information regarding environmental matters is provided in Note 22 to the Consolidated Financial Statements.

EMPLOYEES
    As of December 31, 1995, Hercules had 7,892 employees worldwide. Approximately 3,805 were located in the United States, and of these employees about 39% were represented by various local or national unions.

INTERNATIONAL OPERATIONS
    Information on net sales, profit from operations, identifiable assets by geographic areas, and the amount of export sales, for each of the last three years appear in Note 23 to the Consolidated Financial Statements. Hercules' operations outside the United States are subject to the usual risks and limitations related to investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws, governmental instability (including expropriation or confiscation of assets) and other potentially detrimental domestic and foreign governmental policies affecting United States companies doing business abroad.


ITEM 2. PROPERTIES:
    The Company's corporate headquarters and major research center are located in Wilmington, Delaware. Information as to Hercules' principal manufacturing facilities and the industry segment served by each is presented below.

    All principal properties are owned by Hercules except for the Company's corporate headquarters, which is leased to the Company.

    The following are Hercules' major worldwide plants:
    Chemical Specialties - Aberdeen, Scotland; Beringen, Belgium; Brunswick, Georgia; Burlington, Ontario, Canada; Busnago, Italy; Chicopee, Massachusetts; Franklin, Virginia; Gibbstown, New Jersey; Hattiesburg, Mississippi; Iberville, Quebec, Canada; Jefferson, Pennsylvania; Kalamazoo, Michigan; Kim Cheon, Korea; Lilla Edet, Sweden; Mexico City, Mexico; Middelburg, the Netherlands; Milwaukee, Wisconsin; Nant'ou, Taiwan; Oxford, Georgia; Pandaan, Indonesia; Paulinia, Brazil; Pendlebury, England; Portland, Oregon; St.-Jean, Quebec, Canada; Sandarne, Sweden; Savannah, Georgia; Sobernheim, Germany; Tampere, Finland; Tarragona, Spain; Traun, Austria; Uruapan, Mexico; Voreppe, France; Zwijndrecht, the Netherlands. Food & Functional Products - Alizay, France; Barneveld, the Netherlands; Doel, Belgium; Grossenbrode, Germany; Hopewell, Virginia; Kenedy, Texas; Lille Skensved, Denmark; Louisiana, Missouri; Parlin, New Jersey; Sao Paulo, Brazil; Zwijndrecht, the Netherlands.

    Hercules plants and facilities, which are continually added to and modernized, are generally considered to be in good condition and adequate for business operations. From time to time Hercules discontinues operations at, or disposes of, facilities that have for one reason or another become unsuitable.

ITEM 3. LEGAL PROCEEDINGS:
    For discussion of legal proceedings see Note 22 to the Hercules Financial Statements.

    In September 1993, Hercules and the U.S. Environmental Protection Agency
(EPA) Region 1 reached an agreement in principle in settlement of EPA's claims that Hercules violated its wastewater permit with the City of Chicopee and the federal pretreatment standard for industrial users of publicly owned treatment works at its Chicopee, Massachusetts, facility. Hercules signed a consent Decree (the "Decree"), which was entered by the court on December 15, 1994, based on this agreement, requiring supplemental environmental projects (at a cost of approximately $375,000), compliance with permit limits in the future, and $250,000 in fines. Hercules has paid the $250,000 fine and is currently in the process of performing the supplemental environmental projects, which are expected to be completed in 1996.

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

    Hercules received a letter from the U.S. Department of Justice ("DoJ") dated May 3, 1995 in which it was notified of the U.S. Environmental Protection Agency's request that a complaint be filed against Hercules for violations of the Clean Air Act and the National Emission Standard for Hazardous Air Pollutants for Asbestos that allegedly occurred during demolition activities at its former Covington, Virginia, facility. On September 7, 1995, Hercules signed a Consent Decree in settlement of the matter. The Consent Decree obligates Hercules to pay a civil penalty of $1.2 million, to provide asbestos training to select personnel, and to appoint an official responsible for asbestos compliance company-wide. DoJ signed the Consent Decree and lodged it with the Federal District Court in Virginia on October 12, 1995. A 30-day public comment period commencing on that date has now run and entry of the Consent Decree by the Court has occurred. Hercules paid the fine of $1.2 million in February 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
    No matter was submitted to a vote of security holders during the fourth quarter of 1995, through the solicitations of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT:

    The name, age and current position of each executive officer (as defined by Securities and Exchange Commission rules) of the Company as of February 26, 1996, are listed below. Each of the officers, except for R. Keith Elliott, Herbert K. Pattberg, and Vikram Jog, have during the past five years, served in one or more executive capacities with the Company and/or its affiliates. Mr. Elliott served with Engelhard Corporation as Vice President of Finance, Chief Financial Officer and Director from 1985 to 1988 and as Senior Vice President, Chief Financial Officer and Director from 1988 to 1990. Since joining Hercules in 1991, Mr. Elliott has held the positions of Sr. Vice President, Chief Financial Officer, and Executive Vice President and most recently President and Chief Operating Officer. Herbert Pattberg was employed by Henkel KgaA for 22 years, most recently as group vice president, Oleochemicals. Mr. Pattberg joined Hercules in 1993 in his present position of president, S.A. Hercules Europe N.V., Brussels, Belgium. Vikram Jog has been with Hercules since 1992, as director, Corporate Reporting, director, Corporate Analysis and now his current position as Controller. Prior to joining Hercules, Mr. Jog was employed at Price Waterhouse LLP and Coopers & Lybrand L.L.P. There are no family relationships among executive officers.


NAME                             AGE        CURRENT POSITION
Thomas L. Gossage                61         Chairman and Chief Executive Officer
R. Keith Elliott                 54         President and Chief Operating Officer
Vincent J. Corbo                 52         Senior Vice President,Technology
Robert J. A. Fraser              46         Group Vice President and President,
                                              Hercules Food & Functional Products Company
C. Doyle Miller                  55         Group Vice President and President,
                                              Hercules Chemical Specialties Company
Michael B. Keehan                60         Vice President and General Counsel
George MacKenzie                 46         Vice President and Chief Financial Officer
Vikram Jog                       39         Controller
Jan M. King                      46         Treasurer
Israel J. Floyd                  49         Secretary and Assistant General Counsel
James D. Beach                   60         Vice President, Operations Support
Edward V. Carrington             53         Vice President, Human Resources
James R. Rapp                    57         Vice President, Investor Relations
Herbert K. Pattberg              52         President, Hercules Europe

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

    The approximate number of holders of record of common stock
($25/48 stated value) as of January 31, 1996, was 20,862.

                 Period                                                                     High    Low
                 ------                                                                     ----    ---
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

                 1995
                     First Quarter  . . . . . . . . . . . . . . . . . . . . . . . .       49 1/8   38 1/4
                     Second Quarter   . . . . . . . . . . . . . . . . . . . . . . .       53 5/8   46
                     Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . .       62 1/4   48 1/4
                     Fourth Quarter   . . . . . . . . . . . . . . . . . . . . . . .       59 5/8   51 1/2

On December 31, 1995, the closing price of the common stock was 56 3/8.

    The company has paid quarterly cash dividends as follows:

                                                               1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                                               -----------      -----------      -----------      -----------
                 1994         . . . . . . . . . . . . . .         $0.19            $0.19            $0.19            $0.19
                 1995         . . . . . . . . . . . . . .         $0.21            $0.21            $0.21            $0.21

ITEM 6.    SELECTED FINANCIAL DATA:
    A summary of selected financial data for Hercules for the years and year ends specified is set forth in the table below.

                                                                       (Dollars and shares in millions, except per share)
=========================================================================================================================

FOR THE YEAR                                                1995          1994            1993         1992          1991
-------------------------------------------------------------------------------------------------------------------------
Net Sales                                              $   2,427      $  2,821        $  2,773     $  2,865      $  2,929
Profit from Operations                                       363           419             308          244           187
Income Before Extraordinary Item and
    Effect of Changes in Accounting Principles               333           274             208          168            95
Net Income (Loss)                                            333           274            (33)          168            95
Dividends                                                     95            89              95          101           105
Per Share of Common Stock
   Earnings Before Extraordinary Item and
      Effect of Changes in Accounting Principles            2.93          2.29            1.62         1.23           .67
   Earnings (Loss)                                          2.93          2.29           (.26)         1.23           .67
   Dividends                                                 .84           .75             .75          .75           .75
Total Assets                                               2,493         2,941           3,162        3,228         3,467
Long-Term Debt                                               298           307             317          431           483

Per-share amounts for all periods presented have been restated to give retroactive recognition to the three-for-one stock split distributed January 30, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.

    During 1995, Hercules divested its Aerospace segment and the Electronics & Printing Division of its Food & Functional Products segment. In December 1995, the company signed a letter of intent to sell its Composite Products Division. During 1994, the company completed the divestiture of its Packaging Films and Liquid Molding Resins business units. As discussed below and in the notes to the financial statements, these transactions had significant effects on the company's cash flow, results of operations, and the balance sheet. (See Notes 16, 20, and 21 to the financial statements and "Liquidity and financial resources" below.) Following the Aerospace divestiture, Composite Products Division information has been included in the "Corporate and other" segment; previously it was reported in the Aerospace segment. Prior year information has been restated to conform with the 1995 presentation.

    RESULTS OF OPERATIONS
    (All comparisons are with the previous year, unless otherwise stated.)

    Net sales: Chemical business (Chemical Specialties and Food & Functional Products segments) sales increased 9%, or $174 million, in 1995. Higher selling prices, along with stronger foreign currencies relative to the dollar, accounted for much of the improvement. On a consolidated basis, however, net sales declined 14%, or $394 million, reflecting divestitures of Aerospace in March 1995 and Packaging Films in April 1994. In 1994, sales of Chemical businesses increased 10% on increased volumes and prices, reflecting improvement in western economies. However, the divestiture of Packaging Films and reduced Aerospace revenues resulted in relatively flat consolidated net sales.

    Profit from operations in the Chemical businesses increased by 15%, or $53 million, in 1995. However, loss of profits from the divested Aerospace segment of $97 million and increased charges of $12 million in the Corporate and other segment, primarily increased environmental expenses, resulted in a $56 million decrease in consolidated profits from operations. Chemical businesses gross profit increased by $88 million and margins improved from 34% to 36%, driven by higher selling prices and manufacturing cost improvements. Consolidated gross profit, however, declined by $61 million, primarily as a result of the aforementioned divestitures. Selling, general, and administrative (SG&A) expenses declined
$7 million, primarily reflecting the elimination of costs relating to divested businesses and the continuation of cost-management programs in continuing businesses and the corporate organization. These decreases, however, were offset by a $40 million increase in employee incentive compensation programs, primarily resulting from the early vesting of the 1993 and 1994 long-term incentive compensation programs, as well as the grant of stock awards to all Hercules employees. Commencing in 1995, the long-term incentive compensation program was revised. Awards of restricted stock and performance shares were substantially replaced by stock options, performance accelerated stock options, and cash-value awards payable in shares of Hercules stock. (See Note 9.) Research and development (R&D) expenses declined as a result of business divestitures; for Chemical businesses, R&D spending rose 11% to $45 million in 1995. Other operating expenses, net (see Note 14), increased $8 million. Higher environmental costs, as a result of ongoing negotiations with regulatory agencies, particularly as they relate to the Jacksonville, Arkansas, site, coupled with estimated losses related to the pending divestiture of Composite Products, were partially offset by lower employee separation costs and write-offs. Environmental costs are discussed further below and in Note 22 to the financial statements.

    In 1994, profit from operations rose 36%, or $111 million. The strength of the Chemical businesses led to higher gross profit (approximately $55 million, or 7% improvement) and an increase in gross profit margins from 30% in 1993 to 32%. Gross profit was helped by higher volumes and prices and by manufacturing cost improvements. These gains were partially offset by the sale of Packaging Films and lower Aerospace margins. SG&A expenses were flat, while R&D expenses declined. Cost savings from previous restructurings and ongoing cost-management programs were offset by higher expenses for employee incentive compensation programs (related to achieving above-target levels of performance) and higher expenses for manufacturing support and marketing. R&D expenses reflect the impact of lower spending in the Aerospace segment and other divested businesses. Other operating expenses declined $48 million. Lower 1994 environmental expenses and severance costs, coupled with 1993 restructuring charges related to the disposition of Liquid Molding Resins and a company-wide reduction in personnel, account for the favorable change. Environmental expenses declined from $35 million to $20 million as no new sites were identified that required recognition of significant environmental expenditures.

    Chemical Specialties: Net sales increased 7%, or $73 million, in 1995 from improved pricing, stronger foreign currencies, and increased sales of higher-value wet-strength resin products and polypropylene nonwoven fibers. Market softness in the United States and Europe during the second half of the year due to paper mill shutdowns and lower demand in adhesives markets reduced overall Paper Technology and Resins volumes.

    Profit from operations increased 7%, or $14 million, in 1995. Margins were unchanged as gains from higher revenues and manufacturing cost improvements were offset by higher raw material costs, lower production volume, and increased SG&A costs, in the fourth quarter, associated with higher incentive compensation.

    In 1994, net sales rose 11%, or $105 million, from higher prices for Resins in adhesives, chewing gum, construction, and graphic arts markets along with overall Resins volume growth. Other positive factors were strong volumes for polypropylene nonwoven fiber in the diaper coverstock market and increased volumes of rosin size and emulsion products from higher utilization rates in the paper industry. Profit from operations rose 32%, or $48 million, in 1994, largely from higher revenues. Operating profit also benefitted from lower per-unit manufacturing cost derived from higher production volume.

    Food & Functional Products: Net sales increased 11%, or $101 million, in 1995. Higher selling prices and stronger foreign currencies contributed to the growth in both Aqualon and Food Gums. Aqualon volumes were marginally higher; however, lower demand in the food markets in the second half of the year reduced overall volume.

    Profit from operations increased 26%, or $39 million, and the operating profit margin increased from 16% to 18%. Higher revenues, coupled with manufacturing cost improvements, were partially offset by higher raw material costs and lower yields, particularly in Food Gums. Higher SG&A costs in the fourth quarter, associated with higher incentive compensation, also reduced operating profit.

    In 1994, net sales increased 9%, or $78 million. Aqualon sales reflect higher volumes and prices from strong demand in the paint, construction, and regulated markets. This improvement was partially offset by lower volumes in oil and gas markets, along with declines in coatings from continued pricing pressures by foreign manufacturers in furniture-coating applications. Higher volumes in Food Gums and printing product applications also added to revenue improvement. Profit from operations grew 31%, or $35 million, in 1994 from price and volume improvements. Contributing to operating profit improvement were lower manufacturing costs, higher yields from process improvements, and better utilization of capacity.

    Despite the strong financial performance in 1995, future results remain difficult to predict. The softness in demand experienced by segments of the chemical industry during the second half of 1995 may continue into early 1996. This could have an unfavorable impact on first quarter financial performance. However, we expect markets to strengthen throughout the year, yielding overall favorable results for 1996. We will continue to focus on delivering earnings growth and shareholder value.*

    Corporate and other: Net sales declined $34 million in 1995, primarily from the divestiture of Packaging Films in April 1994. Operating losses increased $12 million, primarily reflecting higher environmental costs partially offset by improvement in Composite Products' operating performance.

    In 1994, net sales declined $124 million, reflecting the Packaging Films divestiture. Operating losses declined $35 million because of restructuring charges taken in 1993 coupled with lower environmental expenses.

    Equity in income of affiliated companies increased by $15 million. The improvement reflects equity earnings from Hercules' 30% stake in Alliant Techsystems, acquired in divesting the Aerospace segment in March 1995. Improved earnings from Tastemaker, a 50%-owned flavors joint venture, also added to the improvement. In 1994, income increased by $2 million, reflecting improved earnings in Tastemaker, partially offset by the sale of several affiliates in 1993.

    Interest and debt expense remained relatively flat as the effect of lower average debt over the period was offset by decreased capitalized interest related to lower capital spending. In 1994, interest and debt expense declined 22% on reduced levels of average debt and increased capitalized interest related to higher capital spending.

    Other income (expense), net (see Note 16), showed a favorable change of $137 million in 1995. This increase relates primarily to the gains on the sale of Aerospace and the Electronics & Printing Division. In 1994, the unfavorable change of $24 million primarily reflects 1993 favorable litigation settlements of $29 million.

    The provision for income taxes reflects effective tax rates of 34% in 1995 and 33% in 1994 and 1993. The 1995 rate was favorably affected by increased utilization of foreign tax credits and a state income tax settlement related to a prior year sale of an investment. Both the 1994 and 1993 rates have been favorably affected by research and experimentation tax credits of $4 million and $10 million, respectively. (See Note 17.)




 * This paragraph contains forward-looking statements and is included here to provide safe harbor under the Private Securities Litigation Reform Act of 1995.

    FINANCIAL CONDITION

    Liquidity and financial resources: Net cash flow from operations was $328 million, $297 million, and $659 million in 1995, 1994, and 1993, respectively. The increase in 1995 primarily relates to reduced working capital requirements and lower income tax payments. 1993 cash flow included recoveries related to contract settlements in the divested Aerospace segment of approximately $262 million and cash proceeds from favorable litigation settlements. Income taxes on the contract settlements were paid in 1994. As a result of these factors and higher working capital requirements, 1994 cash flow was substantially lower than in 1993. Total cash flow was favorably affected by proceeds from asset disposals of $376 million in 1995, $202 million in 1994, and $61 million in 1993.

    In the three-year period ended December 31, 1995, the company satisfied its cash requirements for capital expenditures, other investing activities, and dividends entirely from operating cash flows.

    In addition to internally generated cash, various credit sources are available to the company. These include short-term lines of credit, of which $46 million was available at December 31, 1995, and revolving credit agreements with several banks providing $380 million ($170 million of which was available at December 31, 1995). In addition, the company has a shelf registration in the amount of $50 million available, subject to market conditions.

    Capital expenditures increased to $164 million in 1994 and declined to $117 million in 1995. This increase and subsequent decrease relates primarily to spending on a new methylcellulose facility in Doel, Belgium, which was completed in late 1994.

    During 1995, the company increased the deductible for property insurance to $50 million. This change, which lowers premium costs, was prompted by the favorable loss experience in the Chemical businesses and the divestiture of the Aerospace segment.

    Commitments and capital structure: Total capitalization (stockholders' equity plus debt) decreased 11% to $1.6 billion at December 31, 1995. Stockholders' equity declined $212 million as share repurchases continued, while total debt increased $9 million. As a result, total debt as a percentage of capitalization increased to 32% from 28%. The company does not intend to have this ratio exceed 40%.

    In January 1996, the company announced Board approval for the continuation of the stock-repurchase program and authorized the repurchase of up to 15 million additional shares of Hercules stock.

    Fluctuations in interest and foreign currency exchange rates affect the company's financial position and results of operations. The company uses several strategies to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings. (See "Foreign Currency Translation" and "Financial Instruments and Hedging" in the Summary of Significant Accounting Policies and Notes 16 and 19.) There are presently no significant restrictions on the remittance of funds generated by the company's operations outside the United States.

    Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $92 million and $280 million. The company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected. (See Note 22.)

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

    A quarterly dividend has been paid without interruption since 1913, the company's first year of operation. The annual dividend of $.84 per share during 1995 represents a total payout for the year of

$95 million. Additionally, in December 1995, the company announced a 10% quarterly dividend increase to $.23 per share, payable March 25, 1996, to shareholders of record on March 8, 1996.

    During 1995, 23% of capital expenditures were related to increased production capacity, compared with 43% in 1994 and 35% in 1993. The remainder mostly relates to cost-savings projects, regulatory requirements, and research facilities. Capital expenditures are expected to approximate $148 million during 1996. This amount includes funds for continuing and/or completing existing projects related to cost savings and expansions.

    STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for fiscal years beginning after December 15, 1995. The provisions of SFAS No. 121 require the company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. Any loss will be recognized in the income statement and certain disclosures regarding the impairment are to be made in the financial statements. The company is evaluating the provisions of SFAS No. 121 and does not anticipate a material effect on its financial position.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," for fiscal years beginning after December 15, 1995. SFAS No. 123 allows companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based upon fair value or permits them to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Companies choosing to continue on APB No. 25 are required to disclose pro forma net income and earnings per share data based on fair value. The company anticipates continuing to account for stock-based compensation in accordance with APB No. 25 and therefore the adoption of SFAS 123 will not have an impact on the company's financial position or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          REQUIRED SUPPLEMENTARY DATA
                             HERCULES INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS                                                                       Page
                                                                                                        ----
      Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12
      Consolidated Statement of Operations for the Years Ended December 31, 1995, 1994,
          1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
      Consolidated Balance Sheet as of December 31, 1995 and 1994   . . . . . . . . . . . . . . .        14
      Consolidated Statement of Cash Flows for the Years Ended December 31, 1995,
          1994, and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15
      Consolidated Statement of Stockholders' Equity for the Years Ended December 31,
           1995, 1994, and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16
      Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .       19-34

SUPPLEMENTARY DATA
      Summary of Quarterly Results (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . .        35
      Subsidiaries of Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        36

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and the Board of Directors of Hercules Incorporated
Wilmington, Delaware

We have audited the accompanying consolidated balance sheets of Hercules Incorporated and subsidiary companies as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flow for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hercules Incorporated and subsidiary companies as of December 31, 1995 and 1994, and the consolidated results of their operations and cash flow for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 13 and 17 to the financial statements, in 1993, the company changed its methods of accounting for postemployment benefits, postretirement benefits other than pensions, and income taxes.



Coopers & Lybrand L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania 19103
February 7, 1996

Hercules Incorporated
Consolidated Statement of Operations    (Dollars in thousands, except per share)

                                                                 Year Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                                                         1995             1994            1993
                                                                 ---------------------------------------------
Net sales                                                         $2,427,180       $2,821,015       $2,773,404
                                                                 ---------------------------------------------
Cost of sales                                                      1,591,715        1,924,342        1,931,015
Selling, general, and administrative expenses                        367,239          373,941          371,725
Research and development                                              58,547           64,780           76,121
Other operating expenses, net (Note 14)                               46,686           39,104           86,912
                                                                 ---------------------------------------------
Profit from operations                                               362,993          418,848          307,631

Equity in income of affiliated companies                              40,835           25,605           24,108
Interest and debt expense (Note 15)                                   28,383           28,137           36,159
Other income (expense), net (Note 16)                                129,198          (8,028)           15,606
                                                                 ---------------------------------------------


Income before income taxes, extraordinary item,
     and effect of changes in accounting principles                  504,643          408,288          311,186
Provision for income taxes (Note 17)                                 171,893          134,132          102,766
                                                                 ---------------------------------------------


Income before effect of extraordinary item and
     changes in accounting principles                                332,750          274,156          208,420

Extraordinary charge for early retirement of debt                         --               --          (3,578)

Effect of changes in accounting principles (Notes 13 and 17)              --               --        (238,218)
                                                                 ---------------------------------------------

Net income (loss)                                                $   332,750       $  274,156      $  (33,376)
                                                                 =============================================

Earnings per share (Note 18):
Before effect of extraordinary item and
     changes in accounting principles                            $      2.93       $    2.29       $      1.62

Extraordinary charge for early retirement of debt                         --              --            ( .03)

Effect of changes in accounting principles (Notes 13 and 17)              --              --            (1.85)
                                                                 ---------------------------------------------


Earnings (loss) per share                                        $      2.93       $    2.29       $    ( .26)
                                                                 =============================================



The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Balance Sheet                                (Dollars in thousands)

                                                                                   December 31,
-----------------------------------------------------------------------------------------------------------------
                                                                                          1995            1994
                                                                                   ------------------------------
ASSETS

Current assets
      Cash and cash equivalents                                                     $   72,941      $  111,637
      Accounts receivable, net (Note 1)                                                425,865         588,851

      Inventories (Note 2)                                                             308,080         362,254

      Deferred income taxes (Note 17)                                                   60,247          89,573
                                                                                   ---------------------------
             Total current assets                                                      867,133       1,152,315

Property, plant, and equipment, net (Note 11)                                          999,697       1,216,055

Investments (Note 3)                                                                   344,273         224,760

Prepaid pension (Note 12)                                                              174,689         222,412
Deferred charges and other assets                                                      107,686         125,711
                                                                                   ---------------------------

             Total assets                                                           $2,493,478      $2,941,253
                                                                                   ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                              $  117,030      $  162,858
      Short-term debt (Note 5)                                                         206,799         188,347
      Accrued expenses (Note 11)                                                       362,892         416,265
                                                                                   ---------------------------
             Total current liabilities                                                 686,721         767,470

Long-term debt (Note 6)                                                                297,855         307,217
Deferred income taxes (Note 17)                                                         94,946         129,183
Other postretirement benefits (Note 13)                                                164,645         253,435
Deferred credits and other liabilities                                                 167,435         189,267

Stockholders' equity
      Series preferred stock (Note 7)                                                       --              --
      Common stock (Note 8)
              (shares issued: 1995--151,663,465; 1994--149,115,459)                     78,992          77,665
      Additional paid-in capital                                                       471,749         394,749
      Foreign currency translation adjustment                                           74,687          49,422
      Retained earnings                                                              1,712,286       1,474,329
                                                                                   ---------------------------
                                                                                     2,337,714       1,996,165
Reacquired stock, at cost (shares: 1995--43,176,841; 1994--32,480,067)               1,255,838         701,484
                                                                                   ---------------------------
             Total stockholders' equity                                              1,081,876       1,294,681
                                                                                   ---------------------------

             Total liabilities and stockholders' equity                             $2,493,478      $2,941,253
                                                                                   ===========================

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statement of Cash Flow                       (Dollars in thousands)
Increase (Decrease) in Cash and Cash Equivalents

                                                                           Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                                  1995             1994            1993
                                                                           --------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $  332,750       $  274,156      $ (33,376)
Adjustments to reconcile net income to net cash
provided from operations:
      Effect of changes in accounting principles                                    --               --         238,218
      Extraordinary charge for early retirement of debt                             --               --           3,578
      Depreciation                                                             132,536          147,974         169,292
      Contract deferrals and provisions                                        (7,000)         (48,000)          98,257
      Nonoperating gain on disposals                                         (131,784)         (14,437)         (5,505)
      Other nonoperating items                                                  70,272           57,522          48,285
      Accruals and deferrals of cash receipts and payments:
             Affiliates earnings less than dividends received                 (17,826)          (5,624)             191
             Accounts receivable                                                45,102         (17,791)         151,987
             Inventories                                                        27,024           35,924          31,507
             Accounts payable and accrued expenses                            (92,210)         (77,972)        (29,261)
             Deferred charges                                                  (8,311)         (15,508)           9,697
             Noncurrent credits and liabilities                               (22,123)         (38,492)        (23,382)
                                                                           --------------------------------------------
                          Net cash provided from operations                    328,430          297,752         659,488

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (116,809)        (164,182)       (149,466)
Proceeds of investment and fixed asset disposals                               376,237          202,007          60,829
Payments for businesses acquired, net of cash acquired                         (5,641)          (2,416)         (1,137)
Cash invested in unconsolidated affiliates, net                                     --               --         (5,540)
Other                                                                           12,124            5,262         (8,332)
                                                                           --------------------------------------------
                          Net cash provided from (used for)
                          investing activities                                 265,911           40,671       (103,646)

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                                         96,806           80,008         194,588
Long-term debt repayments                                                     (77,633)        (138,420)       (221,294)
Change in short-term debt                                                       14,458           97,821        (28,247)
Common stock issued                                                             14,528            8,915          16,560
Common stock reacquired                                                      (584,080)        (342,035)       (320,488)
Dividends paid                                                                (94,793)         (89,045)        (94,962)
                                                                           --------------------------------------------
                          Net cash used for financing activities             (630,714)        (382,756)       (453,843)
Effect of exchange rate changes on cash                                        (2,323)            1,342           (923)
                                                                           --------------------------------------------
Net increase (decrease) in cash and cash equivalents                          (38,696)         (42,991)         101,076
Cash and cash equivalents at beginning of year                                 111,637          154,628          53,552
                                                                           --------------------------------------------
Cash and cash equivalents at end of year                                    $   72,941       $  111,637      $  154,628
                                                                           ============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
      Interest (net of amount capitalized)                                  $   30,071       $   30,988      $   38,359
      Income taxes paid, net                                                   133,745          194,385         132,827
Noncash investing and financing activities:
      Conversion of notes and debentures                                        28,036           31,180          18,524
      Incentive plan stock issuances                                            58,113           41,233          61,600
      Accounts payable for common stock acquisitions                               570            7,946          22,046
      Premium for early retirement of debt                                          --               --           4,144
      Investment in unconsolidated affiliates                                  173,862               --              --
                                                                             ------------------------------------------

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statement of Stockholders' Equity            (Dollars in thousands)

                                                                    Common   Paid-In  Translation     Retained     Reacquired
                                                                    Stock    Capital  Adjustment      Earnings       Stock
Balances at January 1, 1993                                        $30,815   $386,591    $35,378    $2,083,343      $789,711
----------------------------------------------------------------------------------------------------------------------------
     (Common shares: issued 59,164,548; reacquired, 15,642,799)
----------------------------------------------------------------------------------------------------------------------------
Net loss                                                                --         --         --      (33,376)            --
Cash dividends, $.75 per common share                                   --         --         --      (94,962)            --
Foreign currency translation adjustment                                 --         --    (5,785)            --            --
Purchase of common stock, 3,959,300 shares                              --         --         --            --       340,770
     Issuance of common stock:
Incentive plans, net, 857,015 shares including
     539,804 from reacquired stock                                     166     48,655         --            --      (29,339)
Conversion of notes and debentures, 417,536 shares                     217     18,307         --            --            --

Balances at December 31, 1993                                      $31,198   $453,553    $29,593    $1,955,005    $1,101,142
----------------------------------------------------------------------------------------------------------------------------
     (Common shares: issued 59,899,295; reacquired, 19,062,295)
----------------------------------------------------------------------------------------------------------------------------
Net income                                                              --         --         --       274,156            --
Cash dividends, $.75 per common share                                   --         --         --      (89,045)            --
Foreign currency translation adjustment                                 --         --     19,829            --            --
Purchase of common stock, 2,981,500 shares                              --         --         --            --       327,935
     Issuance of common stock:
Incentive plans, net, 317,262 shares including
     217,106 from reacquired stock                                      52      4,764         --            --      (13,473)
Conversion of notes and debentures, 705,702 shares                     368     30,812         --            --            --
Retirement of reacquired stock, 11,000,000 shares                  (5,729)   (94,380)         --     (614,011)     (714,120)
Three-for-one common stock split effected in the
     form of a stock dividend: issued 99,410,306
     shares; 21,653,378 treasury shares                             51,776         --         --      (51,776)            --

Balances at December 31, 1994                                      $77,665   $394,749    $49,422    $1,474,329      $701,484
----------------------------------------------------------------------------------------------------------------------------
     (Common shares: issued 149,115,459; reacquired, 32,480,067)
----------------------------------------------------------------------------------------------------------------------------
Net income                                                              --         --         --       332,750            --
Cash dividends, $.84 per common share                                   --         --         --      (94,793)            --
Foreign currency translation adjustment                                 --         --     25,265            --            --
Purchase of common stock, 11,546,399 shares                             --         --         --            --       576,704
     Issuance of common stock:
Incentive plans, net, 1,476,805 shares including
     849,625 from reacquired stock                                     327     49,964         --            --      (22,350)
Conversion of notes and debentures, 1,920,826 shares                 1,000     27,036         --            --            --

Balances at December 31, 1995                                      $78,992   $471,749    $74,687    $1,712,286    $1,255,838
----------------------------------------------------------------------------------------------------------------------------
     (Common shares: issued 151,663,465; reacquired, 43,176,841)
----------------------------------------------------------------------------------------------------------------------------


The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Hercules Incorporated and all wholly owned subsidiaries. Investments in affiliated companies with a 20% or greater ownership interest are accounted for on an equity basis and, accordingly, consolidated income includes Hercules' share of their income.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS
     On January 30, 1995, a three-for-one stock split was distributed in the form of a 200% tax-free stock dividend to stockholders of record January 9. Stockholders' equity at December 31, 1994, was adjusted by reclassifying the par value of the additional shares arising from the split from retained earnings to common stock. All references in the financial statements to per-share amounts, number of shares at December 31, 1994, and stock-option data of the company's common stock have been restated.

     The Composite Products Division is included in segment Corporate and other; previously it was reported in the Aerospace segment, which was divested in March 1995. Information for 1994 and 1993 has been restated to conform with the 1995 presentation.

LONG-TERM CONTRACTS
     Aerospace sales typically were under long-term contracts and included cost-reimbursement and fixed-price contracts. Sales under cost-reimbursement contracts were recognized for accounting purposes as costs were incurred and included a proportion of the fees expected to be realized equal to the ratio of costs incurred to date to total estimated costs. Sales under fixed-price contracts were recognized for accounting purposes as the actual cost of work performed relates to the estimate at completion. Cost or performance incentives, which were incorporated in certain contracts, were recognized when realization was assured and amounts could be reasonably estimated. Estimated amounts for contract changes and claims were included in contract sales only when realization was probable. Assumptions used for recording sales and earnings were adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it was determined that a loss would be incurred on a contract, the entire amount of the estimated loss was charged to income.

ENVIRONMENTAL EXPENDITURES
     Environmental expenditures that pertain to current operations or future revenues are expensed or capitalized according to the company's capitalization policy. Expenditures for the remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated.

CASH AND CASH EQUIVALENTS
     Cash in excess of operating requirements is invested in short-term, income-producing instruments. Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

INVENTORIES
     Inventories are stated at the lower of cost or market. Domestic inventories are valued predominantly on the last-in, first-out (LIFO) method. Foreign and certain domestic inventories, which in the aggregate represent 61% of total inventories at December 31, 1995, are valued principally by the average-cost method.

PROPERTY AND DEPRECIATION
     Property, plant, and equipment are stated at cost. The company changed to the straight-line method of depreciation, effective January 1, 1991, for newly acquired processing facilities and equipment. Assets acquired before then continue to be depreciated by accelerated methods. The company believes that straight-line depreciation provides a better matching of costs and revenues over the lives of the assets.

     Maintenance, repairs, and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) is charged to income.

INCOME TAXES
     Income taxes are determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, which requires an asset-and-liability approach for financial accounting and reporting of income taxes. Changes in enacted tax rates are reflected in the tax provision as they occur. A valuation allowance is recorded to reduce deferred tax assets when realization of a tax benefit is unlikely.

     The company provides taxes on undistributed earnings of subsidiaries and affiliates included in consolidated retained earnings to the extent such earnings are planned to be remitted and not reinvested permanently.

FOREIGN CURRENCY TRANSLATION
     With the exception of operations in countries with highly inflationary economies, the financial statements of Hercules' non-U.S. entities are translated into U.S. dollars using current rates of exchange, with gains or losses included in the foreign currency translation adjustment account in the stockholders' equity section of the balance sheet. The related allocation for income taxes is not significant. For operations in countries with highly inflationary economies, financial statements are translated at either current
or historical exchange rates, as appropriate.   These adjustments, along with
gains and losses on currency transactions (denominated in currencies other than local currency), are reflected in net income. The translation loss of the inflationary component of interest income related to holding marketable securities in highly inflationary economies is classified as a reduction in interest income.

FINANCIAL INSTRUMENTS AND HEDGING
     Derivative financial instruments are used to hedge risk caused by fluctuating currency and interest rates. The company enters into forward exchange contracts and currency swaps to hedge foreign currency exposure. Realized and unrealized gains and losses on these contracts are included in net income, except for gains and losses on contracts to hedge specific foreign currency commitments, which are deferred and accounted for as part of the transaction. Gains or losses on contracts used to hedge the value of investments in certain non-U.S. subsidiaries are included in the foreign currency translation adjustment account. The company does not hold or issue financial instruments for trading purposes.

     The company uses interest rate swap agreements to manage interest costs and risks associated with changing rates. The differential to be paid or received is accrued as interest rates change and is recognized in interest expense over the life of the agreements. Counterparties to the forward exchange, currency swap, and interest rate swap contracts are major financial institutions. Credit loss from counterparty nonperformance is not anticipated.

Hercules Incorporated
NOTES TO FINANCIAL STATEMENTS           (Dollars in thousands, except per share)

1.   ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of:

                                                                                         1995             1994
                                                                                      ------------------------
             Trade                                                                   $346,016         $537,383
             Other                                                                     85,407           58,675
                                                                                     -------------------------
                 Total                                                                431,423          596,058
             Less allowance for doubtful accounts                                       5,558            7,207
                                                                                      ------------------------
                                                                                     $425,865         $588,851
                                                                                     =========================

      At December 31, 1995, net accounts receivable from customers located in the United States, Europe, and other regions were $227,374, $157,834, and $40,657, respectively. At December 31, 1994, trade accounts receivable included amounts under long-term contracts and subcontracts with the U.S. Government or its contractors (related to the divested Aerospace segment) of $171,705, net of progress payments of $297,200. Included in these amounts were unbilled accounts receivable of $94,369.

2.    INVENTORIES

The components of inventories are:

                                                                                         1995             1994
                                                                                      ------------------------
             Finished products                                                       $167,793         $171,891
             Materials, supplies, and work in process                                 140,287          190,363
                                                                                     -------------------------
                                                                                     $308,080         $362,254
                                                                                     =========================

      Inventories valued on the LIFO method were lower than if valued under the average-cost method, which approximates current cost, by $36,564 and $34,171 at December 31, 1995 and 1994, respectively.

3.    INVESTMENTS

Total equity investments in affiliated companies were $260,920 and $133,810 at December 31, 1995 and 1994, respectively. Dividends received from affiliated companies were $9,285 in 1995, $11,281 in 1994, and $18,381 in 1993.

      Other investments, at cost or less, were $83,353 and $90,950 for the years ended December 31, 1995 and 1994, respectively. Included in these amounts are noncurrent marketable securities aggregating $39,978 and $53,242 for the corresponding years. The company's investments in equity and debt securities covered under the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are classified as "available for sale." The value of these investments, based on market quotes, approximates book values.

      A summary of the results of operations and net assets for all affiliated companies accounted for on the equity method is as follows:

                                                                       1995              1994
                                                                  ---------------------------
Results of Operations
---------------------
      Net sales                                                    $1,222,280       $ 328,970
      Profit from operations                                          141,273          54,127
      Net income                                                       84,844          41,596


Net Assets
----------
      Current assets                                                  553,713          165,683
      Other assets                                                    719,853          224,737
                                                                    --------------------------
             Total assets                                           1,273,566          390,420

      Current liabilities                                           (390,199)         (73,314)
      Other liabilities                                             (534,742)         (59,384)
      Interest of others                                            (189,576)        (133,103)
                                                                    --------------------------



4.    CONTRACT DEFERRALS AND PROVISIONS

In 1993, the company settled contract claims related to the divested Aerospace segment. As a result, Hercules received payments of $262,000 in 1993 and $21,700 in 1994. Estimated costs at completion for these contracts were reviewed quarterly and considered the progress of the contracts, changes in contract terms and conditions, and other contingencies. Year-end 1994 deferrals and provisions amounted to $63,097.

5.    SHORT-TERM DEBT

A summary of short-term debt follows:

                                                                             1995                 1994
                                                                         -----------------------------
Commercial paper                                                         $160,000             $100,000
Banks                                                                      46,577               35,600
Current maturities of long-term debt                                          222               52,747
                                                                         -----------------------------
                                                                         $206,799             $188,347
                                                                         =============================

     Commercial paper is issued or renewed for varying periods, with interest at prevailing market rates. Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of commercial paper and bank borrowings approximate market value because of their short maturity period.

     At December 31, 1995, Hercules had $46,467 of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Lines of credit in use at December 31, 1995, were $43,860. Weighted average interest rates on short-term borrowings at December 31, 1995 and 1994, were 6.78% and 6.01%, respectively.

6.   LONG-TERM DEBT

A summary of long-term debt follows:

                                                                             1995                 1994
                                                                         -------------------------------
Term loans due 1997-2000 (a)                                             $    804            $  52,393
6.5% convertible subordinated debentures due 1999 (b)                       1,981                4,242
7.85% notes due 2000                                                       25,000               25,000
6.625% notes due 2003 (c)                                                 124,861              124,842
8% convertible subordinated debentures due 2010 (d)                        41,130               66,905
Commercial paper (e)                                                       50,000                   --
Variable rate loans (f)                                                    46,600               75,400
Other                                                                       7,701               11,182
                                                                         -----------------------------
                                                                          298,077              359,964
Current maturities of long-term debt                                        (222)             (52,747)
                                                                         -----------------------------
Net long-term debt                                                       $297,855             $307,217
                                                                         =============================

         (a) Term loans are with several banks and bear interest at various rates at an agreed-upon spread over lenders' cost of funds.

         (b) Subordinated debentures are convertible into common stock at $11.67 per share and are redeemable at the option of the company at varying rates.

         (c) Par value of $125,000 issued June 1993.

         (d) Subordinated debentures are convertible into common stock at $14.90 per share and are redeemable at the option of the company at varying rates. The annual sinking fund requirement of $5,000, beginning in 1996, has been satisfied through conversions of debentures.

         (e) The company has both the intent and the ability, through its revolving credit agreement, to refinance this amount on a long-term basis.

         (f) Uncollateralized bank borrowings with average maturities of 400 days, with interest at a negotiated spread over lenders' cost of funds.

         The company has entered into a revolving credit and competitive advance facility agreement with several banks providing for commitments that terminate in 2000. Hercules may borrow up to a total of $380,000 (of which $170,000 was available at December 31, 1995) at agreed-upon spreads over various benchmark rates, such as London Interbank Offered Rate (LIBOR). This agreement requires the maintenance of certain financial ratios.

         Long-term debt maturities during the next five years are $222 in 1996, $49,183 in 1997, $486 in 1998, $2,111 in 1999, and $27,715 in 2000.

7.       SERIES PREFERRED STOCK

The series preferred stock is without par value and is issuable in series. There are 2,000,000 shares authorized for issuance, of which none have been issued.

8.       COMMON STOCK

Hercules common stock has a stated value of $25/48, and 150,000,000 shares are authorized for issuance. At December 31, 1995, a total of 14,655,940 shares were reserved for issuance for the following purposes: 879,999 shares for sales to the Savings Plan Trustee; 7,423,525 shares for the exercise of awards under the Stock Option Plan; 1,851,597 shares for awards under incentive compensation plans; 2,933,783 shares for conversion of debentures and notes; and 1,567,036 shares for employee stock purchases.

         For the company's stock repurchase program, from its start in 1991 through year-end 1995, the Board authorized the repurchase of up to 47,850,000 shares of company common stock, 4,350,000 shares of which was intended to
satisfy requirements of various employee benefit programs.   During this
period, a total of 46,621,799 shares of common stock was purchased in the open market at an average price of $32.04 per share.

9.       STOCK-BASED INCENTIVE PLANS

The incentive compensation plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and nonemployee directors.

         Through 1994, shares of common stock awarded under these plans normally were either restricted stock (shares subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment) or performance shares (shares subject to the same restrictions and risk of forfeiture, whose ultimate distribution is contingent on performance as measured against predetermined objectives over a specified period of time). During the restriction period, award holders have the rights of stockholders, including the right to vote and receive cash dividends, except for the right to transfer ownership. Shares are forfeited and revert to the company in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

         Restricted stock continues to be awarded with respect to certain programs. In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation. Replacing restricted stock and performance shares for key management employees are stock options, performance-accelerated stock options, and Cash Value Awards (awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions and risk of forfeiture, whose ultimate distribution is contingent on performance as measured against predetermined objectives over a specified period of time).

         The number of awarded shares outstanding was 1,691,546; 3,269,250; and 2,863,341 at December 31, 1995, 1994, and 1993, respectively. The cost of stock awards and other market-based units, which is charged to income over the restriction or performance period, amounted to $81,161 (including $38,759 in the fourth quarter, primarily related to the early vesting of certain long-term incentive compensation programs) during 1995 and $41,256 and $36,606 during 1994 and 1993, respectively (including fourth-quarter charges of

$14,858 and $19,954 in 1994 and 1993, respectively, related to increases in the company's stock price and performance at above target levels). At December 31, 1995, there were 1,851,597 shares of common stock available for award under the plans.

         Under the company's stock option plans, two types of stock options are awarded. Regular stock options are granted at the market price on the date of grant, are exercisable at various periods from one to five years after date of grant, and expire 10 years after date of grant. Performance accelerated stock options are also granted at the market price on the date of grant, normally exercisable after 9-1/2 years, with expiration 10 years after date of grant.
In the event of the achievement of predetermined performance goals over a specified period of time, the options may become exercisable earlier.

         A summary status of the company's stock option plans:

                                                                 Shares
                                                   ------------------------------------
                                                     Available
                                                     for Grant            Outstanding                 Price Range
-----------------------------------------------------------------------------------------------------------------
January 1, 1993                                      4,197,540              3,473,295             $11.33 - $19.04
Authorized                                           1,800,000
Granted                                              (935,550)                935,550             $22.92 - $37.17
Exercised                                                                 (1,002,597)             $11.83 - $19.04
Cancelled                                                                     (5,700)             $11.83 - $19.04
-----------------------------------------------------------------------------------------------------------------
December 31, 1993                                    5,061,990              3,400,548             $11.33 - $37.17
Granted                                              (872,700)                872,700             $35.29 - $38.33
Exercised                                                                   (348,438)             $11.83 - $25.00
Cancelled                                                                    (11,850)             $12.25 - $16.21
-----------------------------------------------------------------------------------------------------------------
December 31, 1994                                    4,189,290              3,912,960             $11.33 - $38.33
Granted                                            (1,435,324)              1,435,324             $47.25 - $59.88
Exercised                                                                   (654,625)             $11.83 - $35.39
Cancelled                                                                    (24,100)             $11.83 - $19.04
-----------------------------------------------------------------------------------------------------------------
December 31, 1995                                    2,753,966              4,669,559             $11.33 - $59.88

Options exercisable at December 31, 1995, 1994, and 1993 were 2,567,445; 2,242,950; and 1,834,878, respectively.

10.   EMPLOYEE STOCK PURCHASE PLAN

In April 1993, the company approved a qualified, noncompensatory Employee Stock Purchase Plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, starting July 1, 1993. The purchase price for each share is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 1,800,000 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 1995 and 1994, were 232,965 and 143,787, respectively.

11.   ADDITIONAL BALANCE SHEET DETAIL

                                                                                          1995            1994
                                                                                  ----------------------------
Property, plant, and equipment
     Land                                                                         $     24,868      $   32,368
     Buildings and equipment                                                         2,455,833       2,998,002
     Construction in progress                                                           83,539          70,379
                                                                                  -----------------------------
         Total                                                                       2,564,240       3,100,749
     Accumulated depreciation and amortization                                       1,564,543       1,884,694
                                                                                  -----------------------------
     Net property, plant, and equipment                                           $    999,697      $1,216,055
                                                                                  ============================

Accrued expenses
     Payroll and employee benefits                                                $    67,480       $   77,819
     Income taxes payable                                                              50,327           31,318
     Contract deferrals and provisions (Note 4)                                            --           63,097
     Other                                                                            245,085          244,031
                                                                                  ----------------------------
Accrued expenses                                                                  $   362,892       $  416,265
                                                                                  ============================


12.  PENSION BENEFITS

Hercules and its consolidated subsidiaries maintain various defined benefit pension plans covering substantially all employees. Benefits for most plans are based on average final pay and years of service, while benefits for certain represented locations are based on stated amounts and years of service. The company's funding policy, consistent with statutory requirements and tax considerations, is based on actuarial computations using the Entry Age Normal method of calculation.

     Net periodic pension cost includes the following components:

                                                       1995                     1994                      1993
                                                   -----------------------------------------------------------
Service cost (benefits earned
 during the year)                                 $  18,022                 $ 27,938                 $  28,347
Interest cost on projected
 benefit obligation                                  80,343                   99,671                    94,866
Return on plan assets                             (223,259)                    3,195                 (240,192)
Plan deferrals and amortization                     131,542                (111,348)                   130,651
Amortization of transition asset                   (15,005)                 (18,928)                  (18,952)
                                                  ------------------------------------------------------------
Net periodic pension expense (credit)             $ (8,357)                $     528                $  (5,280)
                                                  ============================================================

      The company's pension plans have assets in excess of the accumulated benefit obligation. Plan assets include equity and fixed income securities and real estate. The following table presents a reconciliation of the funded status of the pension plans to prepaid pension expense.

                                                                                 1995                      1994
                                                                           ------------------------------------
Plan assets at fair value                                                  $1,098,310                $1,268,463
                                                                           -----------------------------------

Actuarial present value of benefit
      obligations:
Accumulated benefit obligation
      (vested, 1995-$893,006;
      1994-$1,020,673)                                                        935,920                 1,063,070
Effect of increase in compensation                                            122,071                   117,947
                                                                            -----------------------------------

Projected benefit obligation                                                1,057,991                 1,181,017
                                                                            -----------------------------------

Plan assets in excess of projected benefit
      obligation                                                               40,319                    87,446
Unrecognized net loss                                                         159,749                   192,572
Unrecognized prior service cost                                                41,504                    52,391
Unrecognized transition asset                                                (66,883)                 (109,997)
                                                                            -----------------------------------

Prepaid pension expense                                                     $ 174,689                $  222,412
                                                                            ===================================

      Significant assumptions used in determining pension obligations, and the related pension expense, include a weighted-average discount rate of 7.25% at December 31, 1995, and 8.6% at December 31, 1994, and an assumed rate of increase in future compensation of 4.5% at both dates. The decrease in the discount rate reflects the significant decrease in interest rates in 1995. The expected long-term rate of return on plan assets was 9% for 1995 and 1994.

      The change in assumptions increased the accumulated and projected benefit obligations by approximately $98,000 and $121,500, respectively.

      On March 15, 1995, Hercules transferred pension plan assets of $306,156 to an Alliant Techsystems pension plan in connection with the Aerospace divestiture. The underlying liabilities also were transferred to Alliant. The transfer of assets and liabilities resulted in curtailment and settlement losses of $16,198 and $42,024, respectively, which were reflected in the net gain on the sale of the Aerospace segment. (See Note 16.) The settlement loss includes a reduction of $27,674 in the unrecognized transition asset.

13.   OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

Hercules provides certain defined benefit postretirement health care and life insurance benefits to retired employees. Substantially all employees are covered and become eligible for these benefits upon satisfying the appropriate age and service requirements.

      Effective January 1, 1993, Hercules adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," which recognizes these benefit costs on an accrual basis. Prior to 1993, the costs were expensed as incurred. The effect of adopting this accounting standard resulted in a $187,860 charge (net of a $115,140 tax benefit), or $1.46 per share, against 1993 net income. This charge represented the accumulated postretirement benefit obligation existing at January 1, 1993, excluding $60,000 related to employees of government-owned, contractor-operated plants (GOCOs) that, based on opinion of company counsel, management believes is the obligation of the U.S. Government. In March 1995, the GOCO employees were transferred, in conjunction with the sale of the Aerospace business, to Alliant Techsystems. The new accounting standard would have increased periodic benefit expenses; however, modifications to the Hercules benefit plans in February 1993 have more than offset the increase.

      The following provides a reconciliation of the accumulated postretirement benefit obligation (APBO) to the liabilities reflected in the company's balance sheet at December 31, 1995 and 1994:

                                                                        1995                  1994
                                                                  --------------------------------
Accumulated postretirement benefit obligation:
      Retirees                                                      $153,050              $173,342
      Fully eligible employees                                        11,369                14,420
      Other employees                                                 18,713                23,474
                                                                    ------------------------------
Total accumulated postretirement benefit obligation                  183,132               211,236
Plan assets at fair value                                              9,344                 8,772
                                                                    ------------------------------
APBO in excess of plan assets                                        173,788               202,464
Unrecognized prior service benefit                                    32,696                59,013
Unrecognized gain (loss) on plan assets                                  679                 (457)
Unrecognized actuarial gain (loss)                                  (22,018)                16,993
                                                                    ------------------------------
Accrued postretirement benefit cost                                  185,145               278,013
Amount included in accrued expenses -- other                        (20,500)              (24,578)
                                                                    ------------------------------
Other postretirement benefits                                       $164,645              $253,435
                                                                    ==============================

      The postretirement plans are contributory. In August 1993, the company established a Voluntary Employees' Beneficiary Association (VEBA) Trust and contributed $10,000 to fund postretirement benefits for eligible employees. Benefits for retirees not eligible under the Trust continue to be paid by the company. The company will periodically seek reimbursement from the Trust for claims paid by the company that are eligible for reimbursement. During 1995 and 1994, $1,998 and $2,005, respectively, in reimbursements were received from the Trust. The plan assets are invested primarily in equity funds. The weighted average of the expected long-term rate of return on plan assets is 9%.

      In January 1994, the company implemented managed care medical and pharmacy programs for retirees. These programs reduced the accumulated postretirement benefit obligation by $8,205. In February 1993, the company modified its health care benefits. The changes provided for increased cost-sharing by current and future retirees. The plan modifications reduced the accumulated postretirement benefit obligation by $61,832. These amounts are being amortized over the average remaining service lives of the company's active employees. The components of net periodic benefit costs have been reduced by $7,600 and $9,950 in 1995 and 1994, respectively, as a result of these changes.

                                                                         1995                 1994
                                                                     -----------------------------
Service cost (benefits attributed to service during the year)        $   969               $ 1,832
Interest cost on accumulated postretirement benefit obligation        14,743                17,076
Plan deferrals and amortization                                      (2,223)               (4,747)
Return on plan assets                                                (2,570)                 (152)
                                                                     -----------------------------
Net periodic postretirement benefit cost                             $10,919               $14,009
                                                                     =============================

      The weighted-average discount rate used to estimate the accumulated postretirement benefit obligation was 7.25% and 8.6% at December 31, 1995 and 1994, respectively. The decreased discount rate reflects the significant decrease in interest rates in 1995. The assumed health care cost trend rate at December 31, 1995, was 8%, decreasing to 5% in 1998 and thereafter. The assumed health care cost trend rate at December 31, 1994, was 9%, decreasing to 4.5% in 1999 and thereafter. At December 31, 1995 and 1994, the assumed compensation increases for life insurance were based on graded scales averaging 4.4% for salaried employees and 3.4% for wage employees. The change in the discount rate assumption increased the accumulated postretirement benefit obligation by $18,597 in 1995.

      A 1% increase in the assumed health care cost trend rate would have increased the accumulated obligation as of December 31, 1995, and the net benefit cost for 1995 by $11,000 and $1,100, respectively, and $17,000 and $1,800, respectively, as of December 31, 1994.

       As a result of the sale of the Aerospace business, the company recognized a curtailment gain in 1995 of $24,540, which is reflected in the net gain on disposition of the Aerospace segment. (See Note 16.)

      Hercules provides certain disability and workers' compensation benefits to former or inactive employees. Effective January 1, 1993, Hercules adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," requiring recognition of these benefits on an accrual basis. Prior to 1993, disability and workers' compensation benefits were expensed as claims were reported. The company's accrued liability under SFAS No. 112 at December 31, 1995 and 1994, was $10,000 and $19,000, respectively. The decrease is primarily from lower long-term disability and workers' compensation claims, as a result of the sale of Aerospace. The effect of adopting SFAS No. 112 was recognized immediately in 1993 as the effect of a change in accounting principle and resulted in a $12,400 charge (net of a $7,600 tax benefit), or $.10 per share, against 1993 net income. Adoption of this standard did not materially affect 1993 results of operations.

14.   OTHER OPERATING EXPENSES, NET

Other operating expenses, net, include environmental cleanup costs of $35,006 in 1995, $20,366 in 1994, and $34,744 in 1993, principally for nonoperating sites. The 1995 expense also includes employee separation costs and write-offs of $3,680 and a fourth-quarter charge of $8,000 related to estimated losses on the pending Composite Products divestiture. Other operating expenses, net, in 1994 included employee separation costs from a corporate-wide early retirement incentive option, involuntary terminations, and write-offs of $18,738.

      Net restructuring and other write-offs in 1993 were $52,168, including $25,000 of estimated operating losses, shutdown costs, and losses related to the disposition of the Liquid Molding Resins business; $20,654 of severance costs related to involuntary terminations; and $4,600 of asset write-downs associated with an idle manufacturing facility.

15.   INTEREST AND DEBT EXPENSE

Interest and debt costs are summarized as follows:

                                             1995                 1994               1993
                                       --------------------------------------------------
Costs incurred                            $33,213              $36,038            $41,897
Amount capitalized                          4,830                7,901              5,738
                                       --------------------------------------------------
Amount expensed                           $28,383              $28,137            $36,159
                                       ==================================================


16.  OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists of the following:

                                             1995                 1994               1993
                                        -------------------------------------------------
Interest income                         $   9,251             $  8,191           $  8,695
Net gains on dispositions                 131,784               14,437              5,505
Gain from litigation settlements               --                   --             29,036
Miscellaneous expense, net               (11,837)             (30,656)           (27,630)
                                        -------------------------------------------------
                                         $129,198             $(8,028)            $15,606
                                        =================================================

      Net gains on dispositions in 1995 primarily reflect gains from the sale of the Aerospace segment of $38,700 and the fourth-quarter sale of the Electronics & Printing Division of the Food & Functional Products segment of $84,900. In 1994 and 1993, net gains on dispositions primarily reflect the sale of the company's interests in affiliated companies. Gain from litigation settlements in 1993 substantially relates to business acquired in the 1980s. Miscellaneous expense, net, includes net foreign currency losses of $(15,936), $(8,557), and $(1,132) in 1995, 1994, and 1993, respectively.

17.      INCOME TAXES

Effective January 1, 1993, Hercules adopted SFAS No. 109, "Accounting for Income Taxes." (See "Income Taxes" under Summary of Significant Accounting Policies.) Deferred tax balances at January 1, 1993, were remeasured in accordance with SFAS No. 109, resulting in a charge of $37,958, or $.29 per share, against net income. The charge primarily represents the effect of adjusting deferred taxes to recognize foreign tax credits on a tax, rather than book, basis. The effect of adopting this standard was recognized immediately as the effect of a change in accounting principle.

         The domestic and foreign components of income before taxes on income are presented below.

                                             1995               1994                 1993
                                         ------------------------------------------------
Domestic                                 $296,759           $243,211             $177,957
Foreign                                   207,884            165,077              133,229
                                         ------------------------------------------------
                                         $504,643           $408,288             $311,186
                                         ================================================


         A summary of the components of the tax provision follows:

                                             1995              1994                 1993
                                      ---------------------------------------------------
Currently payable
         U.S. Federal                    $121,359           $ 83,162             $105,792
         Foreign                           62,264             45,802               36,705
         State                              1,181              5,753                4,880

Deferred
         Domestic                        (14,985)            (5,200)             (41,707)
         Foreign                            2,074              4,615              (2,904)
                                       --------------------------------------------------
Provision for income taxes                171,893            134,132              102,766
         (excluding extraordinary
         item and effect of
         accounting changes)

Extraordinary item                             --                 --              (2,288)
Effect of accounting changes:
         Postretirement benefits               --                 --            (115,140)
         Postemployment benefits               --                 --              (7,600)
         Income taxes                          --                 --               37,958
                                       --------------------------------------------------
Total provision                          $171,893           $134,132             $ 15,696
                                       ==================================================


         Deferred tax liabilities (assets) at December 31 consist of:

                                                                    1995                 1994
                                                             ---------------------------------
         Depreciation                                           $156,369             $192,485
         Prepaid pension                                          72,037               87,984
         Inventory                                                 9,313                8,373
         Other                                                    15,601               12,801
                                                              -------------------------------
         Gross deferred tax liabilities                          253,320              301,643
                                                              -------------------------------
         Postretirement benefits other than pensions            (79,271)            (112,874)
         Accrued expenses                                       (97,797)            (100,388)
         Government contracts                                         --             (14,621)
         Loss carryforwards                                     (16,471)             (16,471)
         Other                                                  (40,276)             (32,873)
                                                              -------------------------------
         Gross deferred tax assets                             (233,815)            (277,227)
                                                              -------------------------------
         Valuation allowance                                      15,194               15,194
                                                              -------------------------------
                                                                $ 34,699            $  39,610
                                                              ===============================

         During 1995, the provision for income taxes was favorably affected by increased utilization of foreign tax credits and a state income tax settlement related to the prior year sale of an investment. In the fourth quarter of 1993, based upon clarification of tax law provisions for research and experimentation (R&E) credits, the company recognized an R&E credit of $9,700. Upon further clarification, the company recognized an additional $4,000 R&E credit in 1994. The tax credit relates to research and development expenditures incurred on certain government contracts. Additional amounts of R&E credit may be recorded in future years as clarifications of the R&E credit provisions continue to occur.

         A reconciliation of the U.S. statutory income tax rate to the effective rate (excluding extraordinary item and effect of changes in accounting principles) follows:

                                             1995                1994                1993
                                             --------------------------------------------
U.S.  statutory income tax rate               35%                 35%                 35%
R&E tax credit                                 --                 (1)                 (4)
Foreign dividends net of credits              (1)                   1                   4
State taxes                                     1                   1                   2
Difference in foreign tax rates                --                  --                   1
Valuation allowance                            --                 (1)                 (5)
Other                                         (1)                 (2)                  --
                                             --------------------------------------------
Effective tax rate                            34%                 33%                 33%
                                             ============================================



         The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or U.S. income taxes has been made amounted to $370,643 at December 31, 1995. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate because of the availability of tax credits.

18.      EARNINGS PER SHARE

Primary earnings per share are calculated on the basis of the average number of common and common-equivalent shares, using net income adjusted to reflect the elimination of interest expense, net of taxes, on the 6.5% convertible debentures. Shares and interest expense used in the calculation are as follows:

                                         Shares                 Interest
                                     -----------------------------------
         1995                           113,691,438                $ 114
         1994                           120,040,209                $ 149
         1993                           128,594,688                $ 226

         Fully diluted earnings per share, which additionally assumes conversion of the 8% convertible subordinated debentures, are not materially different from primary earnings per share. Equivalent shares are increased by an additional 3,160,537 in 1995, 4,900,548 in 1994, and 6,843,036 in 1993, and
net income is further adjusted to eliminate interest expense, net of taxes, of $2,197 for 1995, $3,855 for 1994, and $5,287 for 1993.

19.      FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Interest Rate Risk Management
         In April 1992, the company entered into a three-year amortizing interest rate swap agreement whereby 5.52% per year fixed-rate debt was effectively converted to floating-rate debt. Beginning in March 1993, the company entered into a series of agreements, which effectively converted floating rate debt into debt with a fixed rate ranging from 4.92% to 7.52% per year. For the years 1995 and 1994, these contracts resulted in a less than 1% change in the effective interest rate on the weighted-average notional principal amounts outstanding. The aggregate notional principal amounts at the end of the corresponding periods were $160,000. Agreements mature from 1996 through the third quarter of 2000.

         The following table indicates the types of swaps used and their weighted-average interest rates.

                                                                      1995              1994
                                                                 ---------------------------
         Receive-fixed swaps-notional amount (at year end)        $       0        $  50,000
           Average receive rate                                        5.5%             5.5%
           Average pay rate                                            5.9%             4.3%
         Pay-fixed swaps-notional amount (at year end)              160,000          110,000
           Average pay rate                                            6.1%             6.1%
           Average receive rate                                        6.0%             4.5%


         During 1995, the company entered into four additional agreements effective March 1996 (notional amount of $75,000) to replace agreements maturing in 1996 effectively converting floating-rate debt into debt with an average fixed rate of 6.058%.

Foreign Exchange Risk Management
         The company selectively uses foreign currency forward contracts to offset the effects of exchange rate changes on reported earnings, cash flow, and net asset positions. The primary exposures are denominated in Danish kroner, Dutch guilder, Belgian franc, British pound sterling, and the German mark. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than one year. At December 31, 1995 and 1994, the company had outstanding forward exchange contracts to purchase foreign currencies aggregating $24,057 and $50,946 and to sell foreign currencies aggregating $281,670 and $283,782, respectively. Non-U.S. dollar cross-currency trades aggregated $302,920 and $401,756, respectively. The forward exchange contracts outstanding at December 31, 1995, will mature during 1996. No currency swap agreements were outstanding at December 31, 1995 or 1994. Additionally, there were no deferrals of gains or losses on forward exchange contracts at December 31, 1995. Fair values of derivative contracts are indicative of cash that would have been required had settlement been December 31, 1995.

Fair Values
         The following table presents the carrying amounts and fair values of the company's financial instruments at December 31, 1995 and 1994.

                                                         1995                                  1994
                                        ---------------------------------------------------------------------
                                           Carrying          Fair               Carrying                Fair
                                            Amount           Value               Amount                 Value
                                        ---------------------------------------------------------------------
Investment securities                     $39,978           $39,978             $53,242               $53,242
Long-term debt                          (298,077)         (425,268)           (359,964)             (460,041)
Foreign exchange contracts                 (520)*             (520)            (1,100)*               (1,100)
Interest rate swap contracts               (882)*           (1,896)            (1,029)*                   862

*The carrying amount represents the net unrealized gain (loss) or net interest receivable (payable) associated with the contracts at the end of the period.

Basis of Valuation
Investment securities: Quoted market prices.
Long-term debt: Present value of expected cash flows related to existing borrowings discounted at rates currently available to the company for long-term borrowings with similar terms and remaining maturities.
Foreign exchange contracts: Year-end exchange rates.
Interest rate swap contracts: Bank or market quotes or discounted cash flows using year-end interest rates.

20.      PENDING DIVESTITURE

In December 1995, the company signed a letter of intent to divest its Composite Products Division. Net sales and operating profit (loss) for this division, which are reported as part of the Corporate and other segment, were $98,026 and $(1,821), respectively, in 1995; $85,602 and $(12,110), respectively, in 1994;
and $66,492 and $(5,516), respectively, in 1993.

21.      DIVESTITURES

In March 1995, the company disposed of its Aerospace segment to Alliant Techsystems (Alliant) for $247,000 in cash and 3.86 million shares of Alliant common stock. Net sales and operating profits of this segment were $123,414 and $13,306, respectively, in 1995; $657,393 and $110,427, respectively, in 1994; and $687,955 and $110,224, respectively, in 1993. In December 1995,
Hercules disposed of its Electronics & Printing Division of the Food & Functional Products segment to MacDermid Incorporated for $100,000 in cash and $30 million in preferred stock. Net sales and operating profit of this division were $66,131 and $15,816 in 1995, respectively; $66,519 and $11,648, respectively, in 1994; and $57,105 and $4,676, respectively, in 1993. During 1994, the company completed the divestiture of its Packaging Films and Liquid Molding Resins business units for $172,600 in cash. The effect of the divestitures on the results of operations is not significant. Net sales of these units were $46,825, $164,229, and $170,353 for the years ended December 31, 1994, 1993, and 1992. Operating losses for the corresponding periods were $0, $27,816 (including restructuring charges of $25,000), and $11,900.

22.      COMMITMENTS AND CONTINGENCIES

Leases:
Hercules has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $35,192 in 1995, $40,579 in 1994, and $46,005 in 1993.

         At December 31, 1995, minimum rental payments under noncancelable leases aggregated $318,915 with subleases of $5,980. A significant portion of these payments relates to a long-term operating lease for corporate office facilities. The net minimum payments over the next five years are $20,703 in 1996, $18,151 in 1997, $19,739 in 1998, $20,226 in 1999, and $18,959 in 2000.

Capital Expenditures:
Capital expenditures are expected to approximate $148,000 in 1996.

Environmental:
         Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $92,000 and $280,000. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules becomes aware of sites in which it may be, but has not yet been named, a PRP principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other government agency or through correspondence with previously named PRPs requesting information of Hercules' activities at sites under investigation. Hercules brought suit in 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. Hercules has not included any insurance recovery in the estimates set forth above.

         Hercules has established procedures for identifying environmental issues at Hercules plant sites. Environmental coordinators, a designated position at all operating facilities, are familiar with environmental laws and regulations and are resources for identification of environmental issues. Hercules also has an environmental audit program, which is designed to identify environmental issues at operating plant sites. Through these programs, Hercules identifies potential environmental, regulatory, and remedial issues.

         Litigation over liability at Jacksonville, Arkansas, the most significant site, has been pending since 1980. As a result of a pretrial court ruling in October 1993, Hercules has been held jointly and severally liable for costs incurred, and for future remediation costs, at the Jacksonville site by the District Court, Eastern District of Arkansas (the Court). Appeal of the Court's ruling will be filed promptly after issuance of a final court order.
In November 1993, an advisory jury found Uniroyal Chemical, Ltd., liable for the Jacksonville site, but also found that Uniroyal had proven a reasonable basis for allocation of responsibility. That same advisory jury found Standard Chlorine of Delaware is not a liable party for the Jacksonville site. The Court may take the jury's findings into consideration when reaching its decision regarding these parties. The Court has not entered its ruling on the liability of Uniroyal and Standard Chlorine. Appeals of the Court's expected rulings with respect to Uniroyal and Standard Chlorine are probable.

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

         Hercules' potential costs for remediation of the Jacksonville site are presently estimated between $40,000 and $147,000. These costs are based on Hercules' assessment of potential liability, the level of participation by other PRPs, and current estimates of remediation costs. Remediation costs will vary as Records of Decision are issued on each operable unit of the site and as remediation methods are approved by the EPA.

         At December 31, 1995, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

Litigation:
Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. In these legal proceedings, no director, officer, or affiliate is a party or a named defendant. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage, and personal injury matters. Hercules also is a defendant in two Qui Tam ("Whistle Blower") lawsuits brought by former employees of the Aerospace segment sold to Alliant Techsystems. One suit involves allegations relating to submission of false claims and records, delivery of defective products, and a deficient quality control program. The other suit involves allegations of mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement, and wrongful termination claims. The government, after investigation of the allegations, declined to intervene in either lawsuit. The first of these lawsuits is presently scheduled for trial in June 1996. While damages claimed in the first suit are material, the company believes no damages were incurred by the government, no false claims were made to the government, and alleged damages are speculative and insupportable. The damages in the second suit were not defined. The company intends to vigorously defend these lawsuits.

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

23.      OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA
         (Dollars in millions)

Hercules operates worldwide, manufacturing chemical specialty products. Core businesses are Paper Technology, Resins, Fibers, Aqualon, and Food Gums. Principal products and markets include wet-strength and sizing aids for paper production, rosin in hydrocarbon resins for adhesives, polypropylene fiber for disposable diapers, water-soluble polymers for latex paints, and natural gums for food and beverages.

         Sales to the U.S. Government and other customers under government contracts, principally by the divested Aerospace segment, aggregate $123, $602, and $633 in 1995, 1994, and 1993, respectively. Intersegment sales are eliminated and insignificant.

         Operating results and other financial data are prepared on an "entity basis," meaning that net sales, profit (loss) from operations, and assets of a legal entity are included in the geographic area where the legal entity is located. A direct sale from the United States to an unaffiliated customer in Europe is reported as a U.S. sale. Interarea sales between Hercules locations are made at transfer prices that approximate market price and have been eliminated from consolidated net sales. Operating profit for the individual area does not include the full profitability generated by sales of Hercules products imported from other geographic areas.

         Identifiable assets include net trade accounts receivable, inventories, and net property, plant and equipment.

         Consolidated foreign subsidiaries had net assets (including translation adjustment) of $605 at December 31, 1995, $574 at December 31, 1994, and $520 at December 31, 1993, and net income excluding the extraordinary item and effect of changes in accounting principles of $144 in 1995, $115 in 1994, and $99 in 1993.

         Direct export sales from the United States to unaffiliated customers were $291, $286, and $256 for 1995, 1994, and 1993, respectively.

23.      OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA
         (Dollars in millions) continued

                                                    Food &
                                  Chemical        Functional                        Corporate &
Industry Segments                Specialties       Products        Aerospace**        Other*            Total
=============================================================================================================
1995
-------------------------------------------------------------------------------------------------------------
Net sales                          $1,154             $1,046           $123             $104           $2,427
Profit (loss) from operations         211                187             13             (48)              363
Identifiable assets                   748                747              0              165            1,660
Capital expenditures                   61                 43              6                7              117
Depreciation                           51                 67              2               13              133

1994
-------------------------------------------------------------------------------------------------------------
Net sales                           1,081                945            657              138            2,821
Profit (loss) from operations         197                148            110             (36)              419
Identifiable assets                   715                780            543               83            2,121
Capital expenditures                   52                100              9                3              164
Depreciation                           49                 53             35               11              148

1993
-------------------------------------------------------------------------------------------------------------
Net sales                             976                867            688              242            2,773
Profit (loss) from operations         149                113            110             (64)              308
Identifiable assets                   676                699            592              287            2,254
Capital expenditures                   51                 68             21                9              149
Depreciation                           55                 55             39               21              170

                                  United
Geographic Areas                  States           Europe            Other     Eliminations            Total
============================================================================================================
1995
------------------------------------------------------------------------------------------------------------
Net sales to
  unaffiliated customers          $1,393             $831             $203        $      --           $2,427
Interarea sales                      117               92               11            (220)               --
                                 ---------------------------------------------------------------------------
           Total                   1,510              923              214            (220)            2,427
Profit from operations               159              181               23               --              363
Identifiable assets                  905              655              100               --            1,660

1994
------------------------------------------------------------------------------------------------------------
Net sales to
  unaffiliated customers           1,921              709              191               --            2,821
Interarea sales                      103               97               12            (212)               --
                                 ---------------------------------------------------------------------------
           Total                   2,024              806              203            (212)            2,821
Profit from operations               250              145               24               --              419
Identifiable assets                1,406              622               93               --            2,121

1993
------------------------------------------------------------------------------------------------------------
Net sales to
  unaffiliated customers           1,994              624              155               --            2,773
Interarea sales                       87               76               16            (179)               --
                                 ---------------------------------------------------------------------------
           Total                   2,081              700              171            (179)            2,773
Profit from operations               193              111                4               --              308
Identifiable assets                1,627              546               82               --            2,255

* In 1995, Composite Products data is included in Corporate & Other. Previously it was reported in the Aerospace segment. 1994 and 1993 information has been restated to conform with the 1995 presentation.

**  Reflects results of operations through March 14, 1995.

Hercules Incorporated
Summary of Quarterly Results (Unaudited)
(Dollars in millions, except per share)

                                         1st Quarter       2nd Quarter     3rd Quarter      4th Quarter           Year
-------------------------------------------------------------------------------------------------------------------------
                                         1995    1994     1995    1994     1995    1994     1995   1994     1995     1994
-------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net sales                                $693    $680     $614    $706     $571    $681     $549   $754   $2,427   $2,821
Cost of sales                             462     476      392     490      367     466      370    491    1,591    1,923
SG&A and R&D                              109     110      102     106       94     104      121    121      426      440
Other operating expenses, net               8      16        3       9        5       6       31      8       47       39
                                         --------------------------------------------------------------------------------

Profit from operations                    114      78      117     100      105     106       27    134      363      419
Equity income                               7       6       14       8       11       7        9      5       41       26
Interest and debt expense                   7       7        7       7        7       7        7      7       28       28
Other income (expense), net                27       1      (8)     (4)       11     (6)       98      1      129      (8)
                                         --------------------------------------------------------------------------------

Income before taxes                       141      78      116      97      120     100      127    133      505      408
Income taxes                               52      26       37      32       40      34       43     42      172      134
                                         --------------------------------------------------------------------------------

Net income                               $ 89    $ 52     $ 79    $ 65     $ 80    $ 66     $ 84   $ 91    $ 333    $ 274
                                         ================================================================================

Earnings per share                       $.76    $.43     $.70    $.54     $.72    $.55     $.75   $.77    $2.93    $2.29
                                         ================================================================================


NET SALES BY INDUSTRY SEGMENT
Chemical Specialties                     $289    $255     $299    $272     $286    $271     $280   $283   $1,154   $1,081
Food & Functional Products                257     222      287     244      260     243      242    235    1,046      945
Aerospace                                 123     139       --     162       --     147       --    234      123**    657  *
Corporate & other                          24      64       28      28       25      20       27      2      104      138  *
                                         --------------------------------------------------------------------------------

    Total                                $693    $680     $614    $706     $571    $681     $549   $754   $2,427   $2,821
                                         ================================================================================

PROFIT (LOSS) FROM OPERATIONS
    BY INDUSTRY SEGMENT
Chemical Specialties                     $ 59     $43     $ 61    $ 54     $ 55    $ 53      $35   $ 47     $211     $197
Food & Functional Products                 47      33       59      40       56      43       25     32      187      148
Aerospace                                  13      13       --      14       --      18       --     61       13**     98  *
Corporate & other                         (5)    (11)      (3)     (8)      (6)     (8)     (33)    (6)     (48)     (24)  *
                                       ----------------------------------------------------------------------------------

    Total                                $114     $78     $117    $100     $105    $106      $27   $134     $363     $419
                                         ================================================================================



* Pursuant to the divestiture of the Aerospace segment in March 1995, Composite Products data is included in Corporate and other. Previously it was reported in the Aerospace segment. 1994 information has been restated to conform with the 1995 presentation.

**  Reflects results of operations through March 14, 1995.

Principal Consolidated, Wholly Owned Subsidiaries (Directly or Indirectly)


ARGENTINA
Hercules Fibers Argentina S.A.,
Buenos Aires

AUSTRIA
Patex Chemie GmbH, Traun

THE BAHAMAS
Hercules International Trade Corporation Limited
(HINTCO), Nassau

BELGIUM
Hercules Belgium N.V., Doel/Beringen
S.A. Hercules Europe N.V., Brussels

BERMUDA
Curtis Bay Insurance Co., Ltd., Hamilton

BRAZIL
Aqualon do Brasil S.A., Sao Paulo
Hercules do Brasil Produtos Quimicos Ltda., Sao
Paulo

CANADA
Hercules Canada Inc., Mississauga, Ontario
Genu Products Canada Ltd., Pubnico, Nova Scotia

CZECH REPUBLIC
Hercules CZ S.R.O., Prague

DENMARK
Copenhagen Pectin A/S, Lille Skensved

ENGLAND
Hercules Limited, Surrey

FINLAND
Oy Hercofinn Ab, Helsinki

FRANCE
Aqualon France B.V., Rueil
Hercules S.A., Rueil

GERMANY
Hercules GmbH, Dusseldorf
Pomosin GmbH, Grossenbrode

HONG KONG
Hercules China Limited, Hong Kong

ITALY
Hercules Italia S.p.A., Milan

JAPAN
Hercules Japan Ltd., Tokyo

MEXICO
Quimica Hercules, S.A. de C.V., Mexico, D.F.

THE NETHERLANDS
Hercules B.V., Rijswijk
PFW Aroma Chemicals, Barneveld

SINGAPORE (REPUBLIC OF)
Hercules Singapore Pte Ltd., Singapore

SPAIN
Hercules Quimica, S.A., Tarragona
Hercules Aerospace Espana, S.A., Madrid

SWEDEN
Hercules AB, Goteborg

VIRGIN ISLANDS
Hercules Overseas Corporation,
St. Thomas

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
             Not Applicable.



                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
             Information regarding directors and nominees for directors of the Company is included under the caption entitled "Election of Three Directors (Proxy Item No. 1)" on page 2 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is contained on pages 17 through 19 of that report.

             Disclosure of information for directors, officers, and other persons not meeting the timely reporting requirements under section 16(a) of the Exchange Act is contained in the Proxy Statement under the caption entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 9 and is incorporated herein by reference.


ITEM 11.     EXECUTIVE COMPENSATION:
             Information regarding executive compensation of Hercules' directors and executive officers is included in the Proxy Statement under the caption entitled "Corporate Governance - Directors and Executives" on pages 6 through 9, and the caption entitled "Executive Compensation" on pages 9 through 13, respectively, and is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
             Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company is included under the caption entitled "Security Ownership of Certain Beneficial Owners" on pages 4 and 5 of the Proxy Statement and is incorporated herein by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
             Information regarding certain relationships and related transactions with management is included under the caption entitled "Certain Relationships and Related Transactions" on page 6 of the Proxy Statement and is incorporated herein by reference.

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

     (b) Reports on Form 8-K.

         Hercules was not required to file any reports on Form 8-K for the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1996.

                                    HERCULES INCORPORATED

                          By       GEORGE MACKENZIE
                             --------------------------------------
                                George MacKenzie, Vice President
                                  and Chief Financial Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 1996.

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
   Chairman and                                                                         THOMAS L. GOSSAGE
   Chief Executive Officer                                                         -----------------------------
                                                                                         Thomas L. Gossage


PRINCIPAL FINANCIAL OFFICER:
   Vice President and                                                                    GEORGE MACKENZIE
   Chief Financial Officer                                                         -----------------------------
                                                                                          George MacKenzie


PRINCIPAL ACCOUNTING OFFICER:
   Controller                                                                                VIKRAM JOG
                                                                                   -----------------------------
                                                                                            Vikram Jog

DIRECTORS:


           R. KEITH ELLIOTT                                                             RALPH L. MACDONALD, JR.
--------------------------------------                                             -------------------------------
           R. Keith Elliott                                                             Ralph L. MacDonald, Jr.


      RICHARD M. FAIRBANKS, III                                                            H. EUGENE MCBRAYER
--------------------------------------                                             -------------------------------
      Richard M. Fairbanks, III                                                            H. Eugene McBrayer

           EDITH E. HOLIDAY                                                                  PAULA A. SNEED
--------------------------------------                                             -------------------------------
           Edith E. Holiday                                                                  Paula A. Sneed


            ROBERT G. JAHN                                                                   LEE M. THOMAS
--------------------------------------                                             -------------------------------
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

                 10-C       Hercules Incorporated Phantom Stock Plan.                Exhibit E, Notice of Annual Meeting and
                                                                                     Proxy Statement Dated February 14, 1986*.

                 10-D       Hercules Incorporated Restricted Stock Plan of 1986.     Exhibit B, Notice of Annual Meeting and
                                                                                     Proxy Statement Dated February 14, 1986*.


                 10-E       Hercules Incorporated Stock Option Plan of 1986.         Exhibit D, Notice of Annual Meeting and
                                                                                     Proxy Statement Dated February 14, 1986*.

                 10-F       Hercules Incorporated Deferred Compensation Plan.        Exhibit 10-I, Annual Report on Form 10-K,
                                                                                     filed March 29, 1988.

                 10-G       Hercules Incorporated Long Term Incentive                Exhibit 4.1, Registration Statement on Form
                            Compensation Plan.                                       S-8, filed July 1, 1993.

                 10-H       Hercules Incorporated Annual Management Incentive        Exhibit 10-H, Annual Report on Form 10-K,
                            Compensation Plan.                                       filed March 26, 1993.

                 10-I       Hercules Incorporated 1993 Nonemployee Director Stock    Exhibit 4.1, Registration  Statement on
                            Accumulation Plan.                                       Form S-8, filed July 16, 1993.

                 Number              Description                                    Incorporated by Reference to
                 10-J       Hercules Incorporated Deferred Compensation Plan         Exhibit 10-J, Annual Report on Form 10-K,
                            for Nonemployee Directors.                               filed March 26, 1993.

                 10-K       Hercules Incorporated Retirement Plan for                Exhibit 10-K, Annual Report on Form 10-K,
                            Nonemployee Directors.                                   filed March 26, 1993.

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

                 10-P       Hercules Incorporated Long Term Incentive                Exhibit 10-P, Amended and restated as of
                            Compensation Plan                                        April 17, 1995.

                 21         Subsidiaries of the Registrant.                          Page 36 of 1995 Form 10-K.  See Part II,
                                                                                     Item 8.

                 23-A       Consent of Independent Accountants.                      Page 42 of 1995 Form 10-K.

                 23-B       Consent of Company Counsel.                              Page 42 of 1995 Form 10-K.

                 27         Financial Data Schedule


* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference should be located in SEC File No. 1-496.

EXHIBIT 23-A. CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Hercules Incorporated and subsidiary companies on Form S-8 [Registration No. 33-37279 (which includes Registration No. 33-21668), No. 33-14912, No. 33-15052, No. 33-21667, No. 33-47664, No. 33-51178, No. 33-52621, No. 33-66136
and No. 33-65352] and on Form S-3 (Registration No. 33-15104 and No. 33-33768) of our report, which includes an explanatory paragraph regarding a change, in 1993, in the methods of accounting for postemployment benefits, postretirement benefits other than pensions, and income taxes, dated February 7, 1996 on our audits of the consolidated financial statements of Hercules Incorporated and subsidiary companies as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, which report is included in this Annual Report on Form 10-K.




Coopers & Lybrand L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania 19103
March 25, 1996







EXHIBIT 23-B. CONSENT OF COMPANY COUNSEL

I hereby consent to the reference to Company Counsel in Note 13 of Notes to the Consolidated Financial Statements.





Wilmington, Delaware                                         Michael B. Keehan
March 25, 1996                                              Vice President and
                                                               General Counsel
                                                         Hercules Incorporated