Form 10-Q
period 1996-03-31
HERCULES INC
filed 1996-05-15
CIK 46989

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



                               QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended  March 31, 1996
                                                --------------
                         Commission file number 1-496
                                                -----

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

              Yes   X        No
                 -------       -------

              As of April 30, 1996, 107,070,040 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share)

                                                                                      (UNAUDITED)
                                                                               THREE MONTHS ENDED MARCH 31,
                                                                           -----------------------------------
                                                                                 1996                     1995
                                                                           ----------              -----------
NET SALES . . . . . . . . . . . . . . . . . . . . . . . .                    $502,570                 $693,044
Cost of sales . . . . . . . . . . . . . . . . . . . . . .                     325,778                  461,978
Selling, general, and administrative expenses . . . . . .                      66,148                   94,034
Research and development  . . . . . . . . . . . . . . . .                      13,943                   15,242
Other operating expenses (income), net  . . . . . . . . .                      (1,451)                   8,246
                                                                           -----------              ----------

PROFIT FROM OPERATIONS  . . . . . . . . . . . . . . . . .                      98,152                  113,544

Equity in income of affiliated companies  . . . . . . . .                      13,940                    6,912
Interest and debt expense . . . . . . . . . . . . . . . .                       7,933                    7,091
Other income, net . . . . . . . . . . . . . . . . . . . .                      11,838                   27,920
                                                                           ----------               ----------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . .                     115,997                  141,285
Provision for income taxes  . . . . . . . . . . . . . . .                      39,849                   51,891
                                                                           ----------               ----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .                  $   76,148               $   89,394
                                                                           ==========               ==========

EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . .                  $     0.70               $     0.76
                                                                           ==========               ==========

DIVIDENDS PER SHARE . . . . . . . . . . . . . . . . . . .                  $     0.23               $     0.21
                                                                           ==========               ==========

See accompanying notes to financial statements.

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

                                                                                    (UNAUDITED)
                                                                           MARCH 31              DECEMBER 31
                                                                     --------------           --------------
                                                                               1996                     1995
                                                                     --------------           --------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . .                $   48,656               $   72,941
Accounts and notes receivable, net  . . . . . . . . . . .                   427,916                  425,865
Inventories
      Finished products   . . . . . . . . . . . . . . . .                   185,457                  167,793
      Materials, supplies, and work in process  . . . . .                   149,593                  140,287
Deferred income taxes . . . . . . . . . . . . . . . . . .                    60,403                   60,247
                                                                         ----------               ----------
           TOTAL CURRENT ASSETS . . . . . . . . . . . . .                   872,025                  867,133

Property, plant, and equipment  . . . . . . . . . . . . .                 2,550,368                2,564,240
Accumulated depreciation and amortization . . . . . . . .                 1,578,860                1,564,543
                                                                         ----------               ----------
      Net property, plant, and equipment  . . . . . . . .                   971,508                  999,697

Investments . . . . . . . . . . . . . . . . . . . . . . .                   341,209                  344,273
Other assets  . . . . . . . . . . . . . . . . . . . . . .                   296,093                  282,375
                                                                         ----------               ----------
                                                                         $2,480,835               $2,493,478
                                                                         ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable  . . . . . . . . . . . . . . . . . . . .                $  113,672               $  117,030
Accrued expenses  . . . . . . . . . . . . . . . . . . . .                   265,100                  312,565
Short-term debt . . . . . . . . . . . . . . . . . . . . .                   330,378                  206,799
Income taxes payable  . . . . . . . . . . . . . . . . . .                    40,036                   50,327
                                                                         ----------               ----------
      TOTAL CURRENT LIABILITIES   . . . . . . . . . . . .                   749,186                  686,721

Long-term debt  . . . . . . . . . . . . . . . . . . . . .                   290,148                  297,855
Deferred income taxes . . . . . . . . . . . . . . . . . .                    97,090                   94,946
Postretirement benefits and other liabilities . . . . . .                   319,480                  332,080

STOCKHOLDERS' EQUITY
Common stock (issued 1996--151,934,575;
      1995--151,663,465 shares)   . . . . . . . . . . . .                    79,133                   78,992
Additional paid-in capital  . . . . . . . . . . . . . . .                   480,993                  471,749
Foreign currency translation adjustment . . . . . . . . .                    61,336                   74,687
Retained earnings . . . . . . . . . . . . . . . . . . . .                 1,763,888                1,712,286
                                                                         ----------               ----------
                                                                          2,385,350                2,337,714

Reacquired stock, at cost (1996--44,879,617;
1995--43,176,841 shares)  . . . . . . . . . . . . . . . .                 1,360,419                1,255,838
                                                                         ----------               ----------
      TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . .                 1,024,931                1,081,876
                                                                         ----------               ----------
                                                                         $2,480,835               $2,493,478
                                                                         ==========               ==========

See accompanying notes to financial statements.

CONSOLIDATED STATEMENT
OF CASH FLOW
(Dollars in thousands)


                                                                                     (Unaudited)
                                                                            THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------------
                                                                              1996                     1995
                                                                        ----------                 --------
NET CASH PROVIDED BY (USED IN) OPERATIONS . . . . . . . . . . . .       $  (6,091)                 $105,153
                                                                        ----------                 --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures  . . . . . . . . . . . . . . . . . . . . . .         (20,804)                  (24,992)
Proceeds of investment and fixed asset disposals  . . . . . . . .           8,228                   252,939
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,009                    14,724
                                                                        ----------                  -------
Net Cash Provided by (Used in) Investing Activities . . . . . . .          (1,567)                  242,671
                                                                        ----------                  -------

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . .              16                       135
Long-term debt repayments . . . . . . . . . . . . . . . . . . . .          (7,516)                  (76,319)
Change in short-term debt . . . . . . . . . . . . . . . . . . . .         123,580                   (90,721)
Common stock issued . . . . . . . . . . . . . . . . . . . . . . .           4,865                     6,428
Common stock reacquired . . . . . . . . . . . . . . . . . . . . .        (112,816)                 (140,502)
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --                    30,000
Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . .         (24,546)                  (24,014)
                                                                        ----------                 ---------
Net Cash Used in Financing Activities . . . . . . . . . . . . . .         (16,417)                 (294,993)
                                                                        ----------                 ---------

Effect of exchange rate changes on cash . . . . . . . . . . . . .            (210)                     (270)
                                                                        ----------                 ---------

Net Increase (Decrease) in Cash and Cash Equivalents  . . . . . .         (24,285)                   52,561
Cash and cash equivalents - beginning of period . . . . . . . . .          72,941                   111,637
                                                                        ----------                 ---------
Cash and cash equivalents - end of period . . . . . . . . . . . .       $  48,656                  $164,198
                                                                        ==========                 ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:  . . . . . . .
Cash paid during the period for:  . . . . . . . . . . . . . . . .
     Interest (net of amount capitalized) . . . . . . . . . . . .       $   6,505                  $  6,406
     Income taxes   . . . . . . . . . . . . . . . . . . . . . . .          46,842                    11,941
Noncash investing and financing activities: . . . . . . . . . . .
     Conversion of notes and debentures . . . . . . . . . . . . .             207                    19,526
     Accounts payable for common stock acquisitions . . . . . . .              --                    97,091
     Incentive plan stock issuances . . . . . . . . . . . . . . .           7,178                     5,362
     Investment in unconsolidated affiliates  . . . . . . . . . .             600                   143,862

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)                                               (Unaudited)


1. These condensed financial statements are unaudited, but in the opinion of management include all adjustments (consisting of only normal accruals) necessary to present fairly the Company's financial position and results of operations for interim periods. It is suggested that these condensed financial statements be read in conjunction with the accounting policies and the financial statements and notes thereto included in the Company's annual report for 1995.

2. Primary earnings per share are calculated on the basis of average number of common and common equivalent shares of 109,583,935 at March 31, 1996 and 117,378,844 at March 31, 1995. Earnings have been adjusted to reflect the elimination of interest expense, net of taxes, on the 6.5% convertible debentures, of $21 for the quarter ended March 31, 1996, and $39 for the quarter ended March 31, 1995.

         Fully diluted earnings per share, which additionally assume conversion of the 8% convertible subordinated debentures, are not materially different from primary earnings per share. In the fully diluted computation, the number of shares is increased by 2,745,711 in 1996 and 3,943,567 in 1995. Earnings are further adjusted in both 1996 and 1995 to reflect the elimination of interest expense on the 8% debentures (net of taxes) in the amount of $556 and $563, respectively.

3. Cost and expenses include depreciation of $30,886 and $37,132 for the quarters ended March 31, 1996 and 1995, respectively.

4. Other operating expenses (income), for the quarter ended March 31, 1996 includes a $2,000 reduction in the estimated losses on the pending divestiture of the Composite Products Division. In 1995, other operating expenses included environmental cleanup costs, principally for nonoperating sites of $4,523 and net employee separation costs and writeoffs of $3,723.

5.       Interest and debt costs are summarized as follows:

                                                                                MARCH 31,
                                                               --------------------------
                                                                 1996                1995
                                                               ------              ------
         Three Months Ended:
             Costs incurred . . . . . . . . . . .              $8,847              $8,044
             Amount capitalized . . . . . . . . .                 914                 953
                                                               ------              ------
             Interest expense . . . . . . . . . .              $7,933              $7,091
                                                               ======              ======

6. Other income, net for the quarter ended March 31, 1996 primarily reflects the gain on the sale of real estate of $7,417 and additional gains from post-closing adjustments to the fourth quarter 1995 sale of the Electronics & Printing Division of $3,700. In 1995, other income, net included the net gain on the sale of the Aerospace segment of $31,700.

7. Dividends received from affiliated companies accounted for on the equity method were $3,296 and $2,061 during the quarters ended March 31, 1996 and 1995, respectively.

8.       A summary of short-term and long-term debt follows:

                                                                          MARCH 31,           DECEMBER 31,
                                                                       ------------           ------------
                                                                               1996                   1995
                                                                       ------------           ------------
SHORT-TERM:
Commercial paper  . . . . . . . . . . . . . . . . . . . . . . .            $285,000               $160,000
Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              45,151                 46,577
Current maturities  . . . . . . . . . . . . . . . . . . . . . .                 227                    222
                                                                           --------               --------
                                                                           $330,378               $206,799
                                                                           ========               ========

At March 31, 1996, Hercules had $44,382 of unused lines of credit that may be drawn as needed. Lines of credit in use at March 31, 1996, were $41,868.

LONG-TERM:
Term loans due 1997-2000  . . . . . . . . . . . . . . . . . . .            $     127             $     804
6.5% convertible subordinated debentures due 1999 . . . . . . .                1,829                 1,981
7.85% notes due 2000  . . . . . . . . . . . . . . . . . . . . .               25,000                25,000
6.625% notes due 2003 . . . . . . . . . . . . . . . . . . . . .              124,866               124,861
8% convertible subordinated debentures due 2010 . . . . . . . .               41,075                41,130
Commercial paper  . . . . . . . . . . . . . . . . . . . . . . .               50,000                50,000
Variable rate loans . . . . . . . . . . . . . . . . . . . . . .               39,900                46,600
Other     . . . . . . . . . . . . . . . . . . . . . . . . . . .                7,578                 7,701
                                                                           ---------             ---------
                                                                             290,375               298,077
Current maturities of long-term debt                                            (227)                 (222)
                                                                           ---------             ---------

Net long-term debt                                                         $ 290,148             $ 297,855
                                                                           =========             =========

9. Since 1991, the Board of Directors has authorized the repurchase of up to 64,650,000 shares of Company common stock, 6,150,000 shares of which is intended to satisfy requirements of various employee benefit programs. Through March 31, 1996, a total of 48,575,652 shares of common stock (including 5,075,652 shares for employee benefit programs) had been purchased in the open market at an average price of $33.06 per share.

10. In April 1996, the Company executed a definitive agreement to divest its Composite Products Division. According to the provisions of this agreement, Hercules will receive approximately $135 million in cash, subject to post-closing adjustments. The transaction is expected to be completed by the end of the second quarter of 1996. Net sales and operating profit for this division, which are reported as part of the Corporate and other segment, were $22,338 and $3,823, respectively, for the quarter ended March 31, 1996 and $22,090 and $735, respectively, for the quarter ended March 31, 1995.

11. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss is recognized in the income statement and certain disclosures regarding the impairment are made in the financial statements. The adoption of SFAS No. 121 did not have an effect on the Company's consolidated financial statements at March 31, 1996.

12.      (a) Environmental

         Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $87,000 and $272,000. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules becomes aware of sites in which it may be, but has not yet been named, a PRP principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other government agency or through correspondence with previously named PRPs requesting information of Hercules' activities at sites under investigation. Hercules brought suit in 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. Hercules has not included any insurance recovery in the estimates set forth above.

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

         Hercules' potential costs for remediation of the Jacksonville site are presently estimated between $39,000 and $147,000. These costs are based on Hercules' assessment of potential liability, the level of participation by other PRPs, and current estimates of remediation costs. Remediation costs will vary as Records of Decision are issued on each operable unit of the site and as remediation methods are approved by the EPA.

         At March 31, 1996, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The Company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

         (b) Litigation:

         Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. In these legal proceedings, no director, officer, or affiliate is a party or a named defendant. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage, and personal injury matters. Hercules also is a defendant in two Qui Tam ("Whistle Blower") lawsuits brought by former employees of the Aerospace segment sold to Alliant Techsystems. One suit involves allegations relating to submission of false claims and records, delivery of defective products, and a deficient quality control program. The other suit involves allegations of mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement, and wrongful termination claims. The government, after investigation of the allegations, declined to intervene in either lawsuit. The first of these lawsuits is presently scheduled for trial in February 1997. While damages claimed in the first suit are material, the Company believes no damages were incurred by the government, no false claims were made to the government, and alleged damages are speculative and insupportable. The damages in the second suit were not defined. The Company intends to vigorously defend these lawsuits.

         Hercules is also a defendant in a class action (approximately 140 members) of property owners adjacent to its Brunswick, Georgia, plant. The class members seek damages for alleged decrease in property values caused by the presence of toxaphene (a pesticide manufactured at the plant from 1948 to 1980) on their properties. The class members claim that the toxaphene resulted from manufacturing operations. The Company intends to vigorously defend this lawsuit.

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

OTHER FINANCIAL INFORMATION

Operational Highlights
(Dollars in millions)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                 1996                   1995
                                                                                -----                  -----
NET SALES BY INDUSTRY SEGMENT
- -----------------------------
      Chemical Specialties  . . . . . . . . . . . . . . .                        $252                    $289
      Food & Functional Products  . . . . . . . . . . . .                         228                     257
      Aerospace   . . . . . . . . . . . . . . . . . . . .                           0                     123*
      Corporate and other   . . . . . . . . . . . . . . .                          23                      24
                                                                                 ----                    ----
             TOTAL  . . . . . . . . . . . . . . . . . . .                        $503                    $693
                                                                                 ====                    ====

PROFIT (LOSS) FROM OPERATIONS BY INDUSTRY SEGMENT
- -------------------------------------------------
      Chemical Specialties  . . . . . . . . . . . . . . .                        $ 45                    $ 59
      Food & Functional Products  . . . . . . . . . . . .                          51                      47
      Aerospace . . . . . . . . . . . . . . . . . . . . .                           0                      13*
      Corporate and other . . . . . . . . . . . . . . . .                           2                      (5)
                                                                                 ----                    ----
             TOTAL  . . . . . . . . . . . . . . . . . . .                        $ 98                    $114
                                                                                 ====                    ====





*     Reflects results of operations through March 14, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
All comparisons within the following discussion are with the corresponding periods in the previous year, unless otherwise stated.

         Chemical businesses (Chemical Specialties and Food & Functional Products segments) sales declined $66 million, or 12% for the quarter, primarily due to lower volume. Softness in demand experienced by segments of the chemical industry during the second half of 1995, continued into early 1996, reducing overall volume. Additionally, revenues were lower due to the divestiture of the Electronics & Printing Division (EPD) in December 1995. On a comparable basis (excluding first quarter 1995 EPD sales) revenues declined $48 million, or 9% for the Chemical businesses. Consolidated net sales declined 27% as a result of the divestiture of the Aerospace segment in March 1995, the aforementioned volume decline and EPD divestiture.

         Profit from operations in the Chemical businesses declined $10 million, or 9%. The reduction primarily reflects the volume shortfall noted above partially offset by improved pricing and manufacturing cost improvements. Consequently, gross profit margins on a comparable basis (excluding the divested EPD business) remained at approximately 35% for the Chemical businesses. Additionally, lower selling, general, and administrative expenses, particularly those associated with revisions to employee incentive compensation programs in 1995, favorably impacted operating profit.

         Consolidated profit from operations decreased $16 million or 14%. Consolidated gross profit declined $55 million, primarily as a result of the aforementioned Aerospace and EPD divestitures and the volume driven revenue shortfall. Selling, general, and administrative (SG&A) expenses and research and development expenses declined $29 million. The reduction reflects the elimination of approximately $17 million of costs related to the divested businesses. The remaining decline primarily reflects lower employee incentive compensation costs, resulting from 1995 revisions to the long-term incentive compensation programs. Other operating expense (income) reflects a favorable change of $10 million due to lower environmental expense as no new sites requiring environmental expenditures were identified, lower employee separation costs, which had been part of the ongoing cost reductions within the divested Aerospace segment, and a reduction in estimated losses related to the pending divestiture of the Composite Products Division.

         Chemical Specialties: Net sales declined $37 million or 13%. Lower volume for polypropylene nonwoven fibers and weakness in the adhesives markets for resins primarily account for the sales shortfall. Additionally, sales were negatively affected by lower finished product prices in fibers due to increased competition. Paper technology volumes were also lower than prior year due to continued softness in the paper industry. Volume shortfalls in paper and resins were partially offset by improved pricing. Profit from operations decreased $14 million, or 24%. In addition to the revenue decline, profit from operations was further affected by higher polypropylene raw material costs, offset by cost improvements and improved pricing in Paper Technology and Resins. Additionally, lower employee incentive compensation costs favorably impacted operating profit.

         Food & Functional Products: Net sales declined $29 million or 11%. More than half the decline in sales relates to the divestiture of EPD in December 1995. The remaining variance relates to reduced volume. On a comparable basis (excluding the effect of EPD sales in 1995) sales declined $11 million or 5% as the aforementioned volume decline was partially offset by improved pricing, particularly for Aqualon. Operating profit increased $4 million ($8 million, excluding the affect of EPD operating profit in 1995). Despite the volume reduction, improved pricing and manufacturing cost improvements resulted in gross margin improvements. Additionally, lower employee incentive compensation costs favorably impacted operating profit.

         The softness in demand experienced by segments of the chemical industry during the second half of 1995 continued into 1996. Improving conditions, coupled with continued emphasis on cost improvements, should yield overall favorable results for 1996.*

         Corporate and other: Net sales remained flat and primarily reflect the results of the Composite Products Division. Operating profit improved $7 million and primarily reflects improved operating performance in Composite Products, reduction in estimated losses on the pending divestiture of the Composite Products Division, along with lower environmental expenses.

         Equity in income of affiliated companies increased approximately $7 million and reflects higher earnings in Tastemaker, the 50% owned flavors joint venture, along with Hercules' investment in Alliant Techsystems acquired in March 1995 in conjunction with the divestiture of the Aerospace segment.

         Interest and debt costs increased 12% on higher average debt outstanding.

         Other income net, (see Note 6) decreased $16 million, and primarily reflects the net gain on the sale of the Aerospace segment in 1995, partially offset by first quarter 1996 sales of real estate properties and additional gain recognized on the divestiture of EPD.


- --------------------

* This paragraph contains forward looking statements and is included here to provide safe harbor under the Private Securities Litigation Reform Act of 1995.

         The provision for income taxes for the first quarter reflects an estimated annual effective tax rate of 34.9%. The 1995 full-year rate of 34% was favorably affected by increased utilization of foreign tax credits and a state income tax settlement related to a prior year sale of an investment.

FINANCIAL CONDITION

         In April 1996 Hercules executed a definitive agreement to divest its Composite Products Division. According to provisions of the Agreement, Hercules will receive approximately $135 million in cash, subject to post-closing adjustments. The transaction is expected to be completed by the end of the second quarter. See note 10.

         Cash used in operations was $6 million for the first quarter of 1996, compared to $105 million provided in 1995. Lower net income, increased working capital requirements coupled with higher tax payments primarily account for the decline. First quarter income tax payments include a $36 million payment associated with the divesture of EPD.

         Short-term liquidity has remained stable since year-end 1995. Both the current and quick ratios are relatively flat at 1.2 and 0.6, respectively. At March 31, 1996, $44 million is available under short-term lines of credit.

         During the first quarter of 1996, 1,953,853 shares of common stock were reacquired in the open market. As a percentage of total capitalization, total debt increased from 32% to 38%. Funds available under revolving credit agreements at March 31, 1996 are $45 million; in addition, $50 million is accessible, depending upon market conditions, under a shelf registration.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         In September 1993, Hercules and the U.S. Environmental Protection Agency Region 1 reached an agreement in principle in settlement of EPA's claims that Hercules violated its wastewater permit with the City of Chicopee and the federal pretreatment standard for industrial users of publicly owned treatment works at its Chicopee, Massachusetts, facility. Hercules signed a Consent Decree, which was entered by the court on December 15, 1994, based on this agreement, requiring supplemental environmental projects (at a cost of approximately $375,000), compliance with permit limits in the future, and $250,000 in fines. Hercules has paid the $250,000 fine and is currently in the process of performing the supplemental environmental projects, which are expected to be completed in 1996.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

A SUMMARY OF THE FINAL RESULTS OF VOTING ON THE RESOLUTIONS PROPOSED TO SHAREHOLDERS AT THE ANNUAL MEETING HELD APRIL 25, 1996, IS AS FOLLOWS:

    1.   Election of Directors
         Of the 108,506,457 shares entitled to vote, a total of 92,344,826 shares, voted FOR R. Keith Elliott, as a director; 92,318,807 shares, voted FOR Thomas L. Gossage; and 92,339,447 shares, voted FOR Gaynor
         N. Kelley. A total of 647,013 shares, WITHHELD votes for R. Keith Elliott; 673,032 shares, WITHHELD votes for Thomas L. Gossage; 652,392 shares, WITHHELD votes for Gaynor N. Kelley.

         Directors continuing in office after the meeting are: Richard M. Fairbanks, III, Edith E. Holiday, H. Eugene McBrayer, Lee M. Thomas, Robert G. Jahn, Ralph L. MacDonald, Jr., and Paula A. Sneed.

    2.   Ratification of Coopers & Lybrand L. L. P. as Auditors
         The proposal received the required favorable majority vote necessary FOR approval. Of the shares voting on this proposal, 92,564,333 were FOR; 218,338 were AGAINST; and 209,168 ABSTAINED.

Item 6.  Exhibits and Reports on Form 8-K.

            (a)      Exhibits 27 - Financial Data Schedule

            (b)      Reports on Form 8-K.

                     Hercules was not required to file any reports on Form 8-K for the quarter ended March 31, 1996.

                                   SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Hercules Incorporated



                                   by   George MacKenzie
                                      ------------------------------------
                                       George MacKenzie
                                       Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer
                                       and duly authorized signatory)
                                       May 14, 1996


                                   by   Vikram Jog
                                      ------------------------------------
                                       Vikram Jog
                                       Controller
                                       (Principal Accounting Officer)
                                       May 14, 1996