Form 10-Q
period 1996-06-30
HERCULES INC
filed 1996-08-14
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                                QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996
                          Commission file number 1-496

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

            Yes       X            No
                ------------          ------------

            As of July 30, 1996, 103,750,147 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share)

                                                                                        (Unaudited)
                                                           Three Months Ended June 30,              Six Months Ended June 30,
                                                           ---------------------------          -----------------------------
                                                               1996               1995               1996               1995
                                                           --------           --------         ----------         ----------
NET SALES ............................................     $544,936           $614,318         $1,047,506         $1,307,362
Cost of sales ........................................      353,980            392,243            679,758            854,221
Selling, general, and administrative expenses ........       65,441             86,907            131,589            180,941
Research and development .............................       13,689             14,531             27,632             29,773
Other operating expenses (income), net ...............       (5,011)             3,175             (6,462)            11,421
                                                           --------           --------         ----------         ----------
PROFIT FROM OPERATIONS                                      116,838            117,462            214,990            231,006
Equity in income of affiliated companies .............       15,904             12,869             29,844             19,781
Interest and debt expense ............................        8,928              6,603             16,861             13,694
Other income (expense), net ..........................        8,271             (8,053)            20,109             19,867
                                                           --------           --------         ----------         ----------

INCOME BEFORE TAXES ..................................      132,085            115,675            248,082            256,960
Provision for income taxes ...........................       43,870             36,574             83,719             88,465
                                                           --------           --------         ----------         ----------

NET INCOME ...........................................     $ 88,215           $ 79,101         $  164,363         $  168,495
                                                           ========           ========         ==========         ==========

EARNINGS PER SHARE ...................................     $   0.81           $   0.70         $     1.51         $     1.46
                                                           ========           ========         ==========         ==========

DIVIDENDS PER SHARE ..................................     $   0.23           $   0.21         $     0.46         $     0.42
                                                           ========           ========         ==========         ==========


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

                                                                                     (UNAUDITED)
                                                                           JUNE 30,             December 31,
                                                                       ------------            -------------
                                                                               1996                     1995
                                                                       ------------            -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . .              $     21,507              $    72,941
Accounts and notes receivable, net  . . . . . . . . . . .                   414,066                  425,865
Inventories
      Finished products   . . . . . . . . . . . . . . . .                   162,526                  167,793
      Materials, supplies, and work in process  . . . . .                   137,380                  140,287
Deferred income taxes . . . . . . . . . . . . . . . . . .                    59,292                   60,247
                                                                       ------------              -----------
           TOTAL CURRENT ASSETS . . . . . . . . . . . . .                   794,771                  867,133

Property, plant, and equipment  . . . . . . . . . . . . .                 2,347,530                2,564,240
Accumulated depreciation and amortization . . . . . . . .                 1,486,091                1,564,543
                                                                       ------------               ----------
      Net property, plant, and equipment  . . . . . . . .                   861,439                  999,697

Investments . . . . . . . . . . . . . . . . . . . . . . .                   351,203                  344,273
Other assets  . . . . . . . . . . . . . . . . . . . . . .                   306,250                  282,376
                                                                       ------------               ----------
                                                                       $  2,313,663               $2,493,478
                                                                       ============               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable  . . . . . . . . . . . . . . . . . . . .              $    114,704               $  117,030
Accrued expenses  . . . . . . . . . . . . . . . . . . . .                   249,603                  312,565
Short-term debt . . . . . . . . . . . . . . . . . . . . .                   287,659                  206,799
Income taxes payable  . . . . . . . . . . . . . . . . . .                    57,536                   50,327
                                                                       ------------               ----------
      TOTAL CURRENT LIABILITIES   . . . . . . . . . . . .                   709,502                  686,721

Long-term debt  . . . . . . . . . . . . . . . . . . . . .                   272,212                  297,855
Deferred income taxes . . . . . . . . . . . . . . . . . .                    43,825                   94,946
Postretirement benefits and other liabilities . . . . . .                   314,227                  332,080

STOCKHOLDERS' EQUITY
Common stock (issued:  1996--151,984,360;
      1995--151,663,465 shares)   . . . . . . . . . . . .                    79,159                   78,992
Additional paid-in capital  . . . . . . . . . . . . . . .                   482,217                  471,749
Foreign currency translation adjustment . . . . . . . . .                    50,577                   74,687
Retained earnings . . . . . . . . . . . . . . . . . . . .                 1,827,457                1,712,286
                                                                         ----------               ----------
                                                                          2,439,410                2,337,714

Reacquired stock, at cost (1996--46,694,379;
1995--43,176,841 shares)  . . . . . . . . . . . . . . . .                 1,465,513                1,255,838
                                                                         ----------               ----------
      TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . .                   973,897                1,081,876
                                                                         ----------               ----------
                                                                         $2,313,663               $2,493,478
                                                                         ==========               ==========

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW
(Dollars in thousands)


                                                                                       (UNAUDITED)
                                                                                  Six Months Ended June 30,
                                                                             ------------------------------
                                                                                   1996                1995
                                                                             ----------            --------
NET CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . . . . . .            $  33,158             $140,064
                                                                             ---------             --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures  . . . . . . . . . . . . . . . . . . . . . .              (47,017)             (50,099)
Proceeds of investment and fixed asset disposals  . . . . . . . .              147,292              273,506
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .                3,056               15,194
                                                                             ---------             --------
NET CASH PROVIDED BY INVESTING ACTIVITIES . . . . . . . . . . . .              103,331              238,601
                                                                             ---------             --------

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . .                   21                  570
Long-term debt repayments . . . . . . . . . . . . . . . . . . . .              (25,366)             (75,556)
Change in short-term debt . . . . . . . . . . . . . . . . . . . .               80,860              (39,724)
Common stock issued . . . . . . . . . . . . . . . . . . . . . . .                7,841               11,574
Common stock reacquired . . . . . . . . . . . . . . . . . . . . .             (201,574)            (337,731)
Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . .              (49,192)             (47,488)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -               15,000
                                                                             ---------             --------
NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . .             (187,410)            (393,907)
                                                                             ----------            ---------

Effect of exchange rate changes on cash . . . . . . . . . . . . .                 (513)                 586
                                                                             ----------            --------

Net Increase (Decrease) in Cash and Cash Equivalents  . . . . . .            $ (51,434)           $ (14,656)
Cash and cash equivalents - beginning of period . . . . . . . . .               72,941              111,637
                                                                             ---------            ---------
Cash and cash equivalents - end of period . . . . . . . . . . . .            $  21,507            $  96,981
                                                                             =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest (net of amount capitalized) . . . . . . . . . . . .            $  15,145            $  15,187
     Income taxes   . . . . . . . . . . . . . . . . . . . . . . .              115,498               42,271
Noncash investing and financing activities:
     Conversion of notes and debentures . . . . . . . . . . . . .                  298               24,042
     Accounts payable for common stock acquisitions . . . . . . .               19,847                7,901
     Incentive plan stock issuances . . . . . . . . . . . . . . .               13,672               14,471
     Investment in unconsolidated affiliates  . . . . . . . . . .                  600              143,862
     Accounts Receivable from Sale of
               Investments/Asset Disposals  . . . . . . . . . . .               15,675                    -

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

2. Primary earnings per share are calculated on the basis of the average number of common and common equivalent shares of 108,851,251 for the quarter
ended June 30, 1996;   109,190,354 for the six months ended June 30, 1996;
113,640,022 for the quarter ended June 30, 1995; 115,483,851 for the six months ended June 30, 1995. Net income has been adjusted to reflect the elimination of interest expense, net of taxes, on the 6.5% convertible debentures in the following amounts:

                                                                                               JUNE 30,
                                                                                 ----------------------
                                                                                   1996            1995
                                                                                 ------          ------
         Three months ended . . . . . . . . . . . . . . . . . . .                 $18               $28
         Six months ended . . . . . . . . . . . . . . . . . . . .                  39                67

         Fully diluted earnings per share, which additionally assumes conversion of the 8% convertible subordinated debentures, is not materially different from primary earnings per share. In the fully diluted computation, the number of shares is increased by 2,742,465 shares in 1996 and 3,503,147 shares in 1995. Net income is further adjusted in the quarter and six-month periods for both 1996 and 1995 to reflect the elimination of interest expense on the 8% debentures (net of taxes) in the amount of $533 and $1,067, respectively, for 1996, and $587 and $1,111, respectively, for the corresponding periods in 1995.

3.       Cost and expenses include depreciation as follows:

                                                                                               JUNE 30,
                                                                                 ----------------------
                                                                                   1996            1995
                                                                                 ------           -----
         Three months ended . . . . . . . . . . . . . . . . . . .               $29,546         $31,682
         Six months ended . . . . . . . . . . . . . . . . . . . .                60,432          68,814

4. Other operating expenses (income) for the quarter and six months ended June 30, 1996 include reductions in the estimated losses on the divestiture of the Composite Products Division of $3,000 and $5,000, respectively; additionally, the quarter reflects a favorable settlement of an environmental remediation claim of $2,300. The quarter and six months ended June 30, 1995, included environmental cleanup costs, principally for nonoperating sites of $4,417 and $8,940, respectively, and net employee separation costs and writeoffs of $2,481 for the six-month period.

5.       Interest and debt costs are summarized as follows:

                                                                                                  JUNE 30,
                                                                          --------------------------------
                                                                               1996                   1995
                                                                          ---------             ----------
         Three Months Ended:
                 Costs incurred . . . . . . . . . . . . . . . . .          $ 10,553                $ 7,617
                 Amount capitalized . . . . . . . . . . . . . . .             1,625                  1,014
                                                                           --------                -------
                 Interest expense . . . . . . . . . . . . . . . .          $  8,928                $ 6,603
                                                                           ========                =======

         Six Months Ended:
                 Costs incurred . . . . . . . . . . . . . . . . .          $ 19,577                $15,660
                 Amount capitalized . . . . . . . . . . . . . . .             2,716                  1,966
                                                                           --------                -------
                 Interest expense . . . . . . . . . . . . . . . .          $ 16,861                $13,694
                                                                           ========                =======

6. Other income (expense) for the quarter and six months ended June 30, 1996 includes net foreign currency gains of $5,129 and $9,415, respectively, and gains on sales of real estate of $2,762 and $10,179, respectively. The six-month period also includes additional gains from post-closing adjustments to the fourth quarter 1995 sale of the Electronics & Printing Division of $3,700. In 1995 Other income (expense) for the quarter and six months ended June 30 included net foreign currency losses of $5,655 and $8,405, respectively and gains on the sale of real estate of $1,330. Additionally, the six-month period ended June 30, 1995 included the net gain on the sale of the Aerospace segment of $31,700.

7. Dividends received from affiliated companies accounted for on the equity method were as follows:

                                                                                                  JUNE 30,
                                                                            ------------------------------
                                                                               1996                   1995
                                                                            -------                 ------
            Three months ended                                              $   875                 $4,485
            Six months ended                                                  4,171                  6,546

8.       A summary of short-term and long-term debt follows:

                                                                           JUNE 30,           December 31,
                                                                           --------           ------------
                                                                               1996                   1995
                                                                           --------           ------------
SHORT-TERM:
Commercial paper  . . . . . . . . . . . . . . . . . . . . . . . .           $250,000              $160,000
Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             37,425                46,577
Current maturities  . . . . . . . . . . . . . . . . . . . . . . .                234                   222
                                                                            --------              --------
                                                                            $287,659              $206,799
                                                                            ========              ========

At June 30, 1996, Hercules had $55,387 of unused lines of credit that may be drawn as needed. Lines of credit in use or supporting commercial paper at June 30, 1996, were $33,023.

LONG-TERM:
Term loans due 1997-2000                                               $        99            $       804
6.5% convertible subordinated debentures due 1999                            1,817                  1,981
7.85% notes due 2000                                                        25,000                 25,000
6.625% notes due 2003                                                      124,870                124,861
8% convertible subordinated debentures due 2010                             40,996                 41,130
Commercial paper                                                            50,000                 50,000
Variable rate loans                                                         22,200                 46,600
Other                                                                        7,464                  7,701
                                                                        ----------             ----------
                                                                           272,446                298,077
Current maturities of long-term debt                                          (234)                  (222)
                                                                        ----------             ----------

Net long-term debt                                                      $  272,212             $  297,855
                                                                        ==========             ==========

9. Since 1991, the Board of Directors has authorized the repurchase of up to 64,650,000 shares of company common stock, 6,150,000 shares of which is intended to satisfy requirements of various employee benefit programs. Through June 30, 1996, a total of 50,510,071 shares of common stock (including 6,150,000 shares for employee benefit programs) had been purchased in the open market at an average price of $33.95 per share.

10. In June 1996, the company completed the divestiture of its Composite Products Division for $135 million in cash, subject to post-closing adjustments. Net sales and operating profit of this division, which are reported as part of the Corporate and Other segment for the quarter and six months ended June 30, 1996, were $26,259 and $4,210, respectively, and $48,597 and $8,033, respectively. For the quarter and six months ended June 30, 1995, net sales and operating profit were $26,163 and $2,496, respectively, and $48,253 and $3,231, respectively.

11. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss is recognized in the income statement and certain disclosures regarding the impairment are made in the financial statements. The adoption of SFAS No. 121 did not have an effect on the Company's consolidated financial statements.

12.      Commitments and Contingencies

         (a) Environmental

         Hercules has been identified as a potentially responsible party (PRP) by U.S. Federal and state authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $78,000 and $260,000. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules becomes aware of sites in which it may be, but has not yet been named, a PRP principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other government agency or through correspondence with previously named PRPs requesting information of Hercules' activities at sites under investigation. Hercules brought suit in 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. Hercules has not included any insurance recovery in the estimates set forth above.

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

         Hercules' potential costs for remediation of the Jacksonville site are presently estimated between $36,000 and $147,000. These costs are based on Hercules' assessment of potential liability, the level of participation by other PRPs, and current estimates of remediation costs. Remediation costs will vary as Records of Decision are issued on each operable unit of the site and as remediation methods are approved by the EPA.

         At June 30, 1996, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The Company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

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

         Hercules is also a defendant in a class action (approximately 140 members) of property owners adjacent to its Brunswick, Georgia, plant. The class members seek property impairment related damages including damages for alleged decrease in property values caused by the presence of toxaphene (a pesticide manufactured at the plant from 1948 to 1980) on their properties. The class members claim that the toxaphene resulted from manufacturing operations. The Company intends to vigorously defend this lawsuit.

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

OTHER FINANCIAL INFORMATION

OPERATIONAL HIGHLIGHTS
(Dollars in millions)

                                                      Three Months Ended June 30,                Six Months Ended June 30,
                                                      ---------------------------        ---------------------------------
                                                              1996           1995             1996                    1995
                                                         ---------      ---------        ---------                 -------
NET SALES BY INDUSTRY SEGMENT
    Chemical Specialties ........................             $275          $299            $  527                  $  588
    Food & Functional Products ..................              242           287               470                     544
    Aerospace ...................................                -            -                 -                      123 *
    Corporate and Other .........................               28            28                51                      52
                                                              ----          ----            ------                  ------
           Total ................................             $545          $614            $1,048                  $1,307
                                                              ====          ====            ======                  ======

PROFIT (LOSS) FROM OPERATIONS BY
    INDUSTRY SEGMENT
    Chemical Specialties ........................             $ 53          $ 61            $   98                  $  120
    Food & Functional Products ..................               58            59               109                     106
    Aerospace ...................................                -             -                -                       13 *
    Corporate and Other .........................                6            (3)                8                      (8)
                                                              ----          ----            ------                  ------
           Total ................................             $117          $117            $  215                  $  231
                                                              ====          ====            ======                  ======



*   Reflects results of operations through March 14, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         Within the following discussion, unless otherwise stated, "quarter" and "six-month period" refer to the second quarter of 1996 and the six months ended June 30, 1996. All comparisons are with the corresponding periods in the previous year.

         Net Sales: Chemical businesses (Chemical Specialties and Food & Functional Products segments) sales declined $69 million and $135 million, or 12%, for the quarter and six-month period, respectively. Lower volume coupled with weaker foreign currencies relative to the dollar primarily account for the decline in both the quarter and six-month period. Additionally, revenues were impacted by the divestiture of the Electronics & Printing Division of the Food & Functional Products segment (EPD) in December 1995. On a comparable basis (excluding 1995 EPD sales) Chemical businesses revenues declined $51 million and $100 million, or 9%, for the quarter and six-month period, respectively. Consolidated net sales for the six-month period were further impacted by $123 million as a result of the divestiture of the Aerospace segment in March 1995.

         Profit from operations in the Chemical businesses declined $9 million and $19 million, or 8%, for the quarter and six-month period, respectively. Gross profit declined $29 million and $55 million, or 13%, for the quarter and six-month period, respectively. The reduction primarily reflects the volume shortfall noted above, coupled with increased raw material costs, partially offset by improved pricing, manufacturing cost improvements, and an adjustment of $3 million related to spare parts inventories. Additionally, the divestiture of EPD reduced gross profit by $9 million and $18 million for the quarter and six-month period, respectively. Lower selling, general and administrative expenses (SG&A), particularly those associated with revisions to employee incentive compensation programs in 1995 and elimination of costs related to EPD, favorably impacted operating profit for the quarter and six-month period.

         On a consolidated basis, profit from operations remained flat for the quarter while declining $16 million, or 7%, for the six-month period. The results reflect the Chemical businesses' performance noted above and the divestiture of the Aerospace segment offset by favorable changes in Other operating expenses, net, principally all of which are reported in the Corporate and Other segment. (See Note 4.) Consolidated gross profit declined $31 million, or 14%, for the quarter and $85 million, or 19%, for the six months. The quarterly decline relates primarily to the Chemical businesses noted above, while the six months additionally reflect the loss of profits from the divested Aerospace segment. SG&A expenses and research and development expenses declined an aggregate $22 million and $51 million for the quarter and six-month period, respectively. The reduction primarily reflects lower employee incentive compensation costs and elimination of costs related to divested businesses.

         Other operating expenses (income) reflect a favorable change of $8 million for the quarter and $18 million for the six-month period, primarily due to lower environmental expenses of $4 million and $9 million for the quarter and six months, respectively, as no additional remediation costs were identified during the respective periods. (See Notes 4 and 12.) Additionally, the six months reflect lower employee separation costs, which had been part of the ongoing cost reductions within the divested Aerospace segment.

         Chemical Specialties: Net sales decreased $24 million, or 8%, for the quarter and $61 million, or 10%, for the six-month period. Lower volume and pricing for polypropylene nonwoven fibers, due to increased competition from lower cost material and lower export sales, primarily account for the unfavorable change in the quarter and six-month period. The second quarter was also affected by unfavorable rates of exchange. Additionally, the six-month period reflects lower Resins volume related to softness in the adhesives market. Improved pricing in Resins and Paper Technology partially offset the volume shortfalls.

         Profit from operations decreased $8 million, or 13%, for the quarter and $22 million, or 18%, for the six-month period. The reduction primarily reflects the polypropylene fibers revenue shortfall noted above, coupled with raw material price increases, partially offset by manufacturing cost improvements, and lower employee incentive compensation costs.

         Food & Functional Products: Net sales decreased $45 million, or 16%, for the quarter and $74 million, or 14%, for the six-month period. The sales decrease related to the divestiture of EPD is $18 million and $35 million for the quarter and six-month period, respectively. The remaining variance primarily relates to unfavorable exchange rates in the second quarter, lower volumes in the construction, oilfield, and food markets, offset by improved Aqualon pricing.

         Reported profit from operations remained relatively flat for the quarter and six-month period. Excluding the EPD operating profit in 1995, operating profit increased $3 million and $11 million for the quarter and six months, respectively. Improved pricing, manufacturing cost improvements, and lower employee incentive compensation costs offset the volume driven revenue decline and loss of profits from the divestiture of EPD.

         The softness in demand experienced by segments of the chemical industry during the second half of 1995 continued into 1996. There have been signs of revenue strengthening toward the end of the second quarter. The Chemical businesses showed revenue increases over the first quarter and, in June 1996, for the first time in 1996, Chemical Specialties segment sales outpaced sales for the corresponding month in 1996. Future results remain difficult to predict. However, should the favorable trend noted in the second quarter continue through the remainder of the year, this, coupled with the ongoing emphasis on cost improvements, should yield overall favorable results for 1996.*


__________________________________________________
* This paragraph contains forward looking statements and is included here to provide safe harbor under the Private Securities Litigation Reform Act of 1995.

         Equity in income of affiliated companies improved $3 million and $10 million for the quarter and six-month period, respectively, reflecting higher earnings in Tastemaker, the 50% owned flavors joint venture, along with equity earnings from Hercules' investment in Alliant Techsystems acquired in March 1995 in conjunction with the divestiture of the Aerospace segment.

         Interest and debt expense increased for the quarter and six-month period principally due to higher average debt outstanding.

         Other income (expense), net (see Note 6) reflects a favorable change of $16 million for the quarter, while remaining relatively flat for the six-month period. The change for the quarter principally reflects favorable exchange and translation effects, which substantially offset the unfavorable effects of foreign exchange rates on operating profits. Additionally, the six-month period includes sales of real estate properties and an additional gain recognized on the divesture of EPD. In 1995, Other income (expense), net for the six-month period included the net gain on the sale of the Aerospace segment.

         The provision for income taxes for the six-month period reflects an estimated annual effective tax rate of 34.4%. The 1995 full-year rate of 34% was favorably affected by increased utilization of foreign tax credits and a state income tax settlement related to a prior year sale of an investment.

FINANCIAL CONDITION

         Cash flow from operations was $34 million for the six-month period compared to $140 million for the corresponding 1995 period, primarily resulting from higher income tax payments and lower Profit From Operations. Income tax payments in the six-month period were $73 million higher than the corresponding period in 1995. 1996 payments include $36 million associated with the divestiture of EPD and $25 million related to the settlement of prior years' Federal income tax audits.

         Overall, cash flow benefited by the divestiture of the Composite Products Division in June 1996 for $135 million in cash, subject to post-closing adjustments. See Note 10.

         Short-term liquidity has remained stable since year-end 1995. Both the current and quick ratios are relatively flat at 1.2 and 0.6, respectively. At June 30, 1996, $55 million was available under short-term lines of credit.

         During the six-month period, an additional 3,888,272 shares of common stock were reacquired in the open market. As a percentage of total capitalization, total debt increased from 32% to 37% during the six-month period. Funds available under revolving credit agreements at June 30, 1996 are $80 million; in addition, $50 million is accessible, depending on market conditions, under a shelf registration.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         In September 1993, Hercules and the U.S. Environmental Protection Agency Region 1 reached an agreement in principle in settlement of EPA's claims that Hercules violated its wastewater permit with the City of Chicopee and the Federal pretreatment standard for industrial users of publicly owned treatment works at its Chicopee, Massachusetts, facility. Hercules signed a Consent Decree, which was entered by the court on December 15, 1994, based on this agreement, requiring supplemental environmental projects (at a cost of approximately $375,000), compliance with permit limits in the future, and $250,000 in fines. Hercules has paid the $250,000 fine and is currently in the process of performing the supplemental environmental projects, which are expected to be completed in 1997.

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

Item 4.  Submission of Matters to a Vote of Security-Holders.

         The Company's Annual Meeting was held on April 25, 1996. Required information has been supplied in registrant's Form 10-Q for the quarter ended March 31, 1996.


Item 6.  Exhibits and Reports on Form 8-K.

            (a)      Exhibit 27 - Financial Data Schedule

            (b)      Reports on Form 8-K.

                     Hercules was not required to file any reports on Form 8-K for the quarter ended June 30, 1996.

                                   SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Hercules Incorporated




                               by       George MacKenzie
                                  --------------------------------------------
                                   George MacKenzie
                                   Vice President
                                   and Chief Financial Officer
                                   (Principal Financial Officer
                                   and duly authorized signatory)
                                   August 14, 1996


                               by       Vikram Jog
                                  --------------------------------------------
                                   Vikram Jog
                                   Controller
                                   (Principal Accounting Officer)
                                   August 14, 1996