Form 10-Q
period 1996-09-30
HERCULES INC
filed 1996-11-14
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                                QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996
                                              ------------------
                          Commission file number 1-496
                                                 -----

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

            Yes    X     No
               ---------   ---------

            As of October 31, 1996, 102,361,084 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share)

                                                                                      (UNAUDITED)
                                                           Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                        -------------------------------     ------------------------------
                                                                1996               1995               1996            1995
                                                        ------------        -----------     --------------  --------------
NET SALES . . . . . . . . . . . . . . . . . . . . .        $518,063            $570,249        $1,565,569       $1,877,611
Cost of sales . . . . . . . . . . . . . . . . . . .         326,489             366,656         1,006,247        1,220,877
Selling, general, and administrative expenses . . .          64,319              80,183           195,908          261,124
Research and development  . . . . . . . . . . . . .          13,893              13,513            41,524           43,286
Other operating expenses (income), net  . . . . . .         (13,502)              4,736           (19,964)          16,157
                                                           ---------           --------        -----------      ----------

PROFIT FROM OPERATIONS  . . . . . . . . . . . . . .         126,864             105,161           341,854          336,167
Equity in income of affiliated companies  . . . . .          12,262              11,326            42,106           31,106
Interest and debt expense . . . . . . . . . . . . .           8,804               7,251            25,665           20,945
Other income (expense), net . . . . . . . . . . . .          (2,143)             10,966            17,966           30,833
                                                           ---------           --------        ----------       ----------

INCOME BEFORE TAXES . . . . . . . . . . . . . . . .         128,179             120,202           376,261          377,161
Provision for income taxes  . . . . . . . . . . . .          43,306              39,890           127,025          128,355
                                                           ---------           --------        -----------      ----------

NET INCOME  . . . . . . . . . . . . . . . . . . . .        $ 84,873            $ 80,312        $  249,236       $  248,806
                                                           =========           ========        ==========       ==========

EARNINGS PER SHARE  . . . . . . . . . . . . . . . .        $    .80            $   0.72        $     2.31       $     2.18
                                                           =========           ========        ==========       ==========

DIVIDENDS PER SHARE . . . . . . . . . . . . . . . .        $   0.23            $   0.21        $     0.69       $     0.63
                                                           =========           ========        ==========       ==========


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

                                                                                   (UNAUDITED)
                                                                      SEPTEMBER 30,             December 31,
                                                                      -------------           --------------
                                                                               1996                     1995
                                                                      -------------           --------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . .              $     27,430           $       72,941
Accounts and notes receivable, net  . . . . . . . . . . .                   413,985                  425,865
Inventories
      Finished products   . . . . . . . . . . . . . . . .                   157,253                  167,793
      Materials, supplies, and work in process  . . . . .                   136,557                  140,287
Deferred income taxes . . . . . . . . . . . . . . . . . .                    60,194                   60,247
                                                                       ------------           --------------
           TOTAL CURRENT ASSETS . . . . . . . . . . . . .                   795,419                  867,133

Property, plant, and equipment  . . . . . . . . . . . . .                 2,376,100                2,564,240
Accumulated depreciation and amortization . . . . . . . .                 1,507,293                1,564,543
                                                                       ------------           --------------
      Net property, plant, and equipment  . . . . . . . .                   868,806                  999,697

Investments . . . . . . . . . . . . . . . . . . . . . . .                   358,950                  344,273
Other assets  . . . . . . . . . . . . . . . . . . . . . .                   331,015                  282,376
                                                                       ------------           --------------
                                                                       $  2,354,191           $    2,493,478
                                                                       ============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable  . . . . . . . . . . . . . . . . . . . .              $    125,978           $      117,030
Accrued expenses  . . . . . . . . . . . . . . . . . . . .                   255,729                  312,565
Short-term debt . . . . . . . . . . . . . . . . . . . . .                   337,759                  206,799
Income taxes payable  . . . . . . . . . . . . . . . . . .                    78,428                   50,327
                                                                       ------------           --------------
      TOTAL CURRENT LIABILITIES   . . . . . . . . . . . .                   797,894                  686,721

Long-term debt  . . . . . . . . . . . . . . . . . . . . .                   284,979                  297,855
Deferred income taxes . . . . . . . . . . . . . . . . . .                    52,344                   94,946
Postretirement benefits and other liabilities . . . . . .                   313,378                  332,080

STOCKHOLDERS' EQUITY
Common stock (issued:  1996--152,240,398;
      1995--151,663,465 shares)   . . . . . . . . . . . .                    79,293                   78,992
Additional paid-in capital  . . . . . . . . . . . . . . .                   488,885                  471,749
Foreign currency translation adjustment . . . . . . . . .                    49,706                   74,687
Retained earnings . . . . . . . . . . . . . . . . . . . .                 1,888,585                1,712,286
                                                                       ------------           --------------
                                                                          2,506,468                2,337,714

Reacquired stock, at cost (1996--49,325,690;
1995--43,176,841 shares)  . . . . . . . . . . . . . . . .                 1,600,872                1,255,838
                                                                       ------------           --------------
      TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . .                   905,596                1,081,876
                                                                       ------------           --------------
                                                                       $  2,354,191           $    2,493,478
                                                                       ============           ==============

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW
(Dollars in thousands)


                                                                                                (UNAUDITED)
                                                                                         Nine Months Ended Sept. 30,
                                                                                         ---------------------------
                                                                                              1996               1995
                                                                                         ---------           --------
NET CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .            $165,219           $250,554
                                                                                         ---------          ---------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (77,645)           (77,015)
Proceeds of investment and fixed asset disposals  . . . . . . . . . . . . . .             154,746            266,332
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,070)             8,896
                                                                                         ---------          ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . .              76,031            198,213
                                                                                         ---------          ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              13,026             45,031
Long-term debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . .             (25,427)           (75,621)
Change in short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .             130,960             85,606
Common stock issued   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              13,355             13,606
Common stock reacquired . . . . . . . . . . . . . . . . . . . . . . . . . . .            (345,176)          (475,246)
Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (72,937)           (70,665)
                                                                                         ---------          ---------
NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . .            (286,199)          (477,289)
                                                                                         ---------          ---------

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . . . .                (562)              (509)
                                                                                         ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . .             (45,511)           (29,031)
Cash and cash equivalents - beginning of period . . . . . . . . . . . . . . .              72,941            111,637
                                                                                         ---------          ---------
Cash and cash equivalents - end of period . . . . . . . . . . . . . . . . . .            $ 27,430           $ 82,606
                                                                                         =========          =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest (net of amount capitalized) . . . . . . . . . . . . . . . . . .            $ 21,542           $ 21,400
     Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             126,834             76,281
Noncash investing and financing activities:
     Conversion of notes and debentures . . . . . . . . . . . . . . . . . . .                 475             27,618
     Accounts payable for common stock acquisitions . . . . . . . . . . . . .              11,461                 --
     Incentive plan stock issuances . . . . . . . . . . . . . . . . . . . . .              15,208             29,545
     Investment in unconsolidated affiliates  . . . . . . . . . . . . . . . .                 600            143,862
     Accounts receivable from sale of
               investments/asset disposals  . . . . . . . . . . . . . . . . .              10,757                 --



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

2. Primary earnings per share are calculated on the basis of average number of common and common equivalent shares of 105,886,331 for the quarter ended September 30, 1996; 108,042,269 for the nine months ended September 30, 1996; 111,415,472 for the quarter ended September 30, 1995; and 114,365,786 for the nine months ended September 30, 1995. Net income has been adjusted to reflect the elimination of interest expense, net of taxes, on the 6.5% convertible debentures in the following amounts:

                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                         1996             1995
                                                                       ------            -----
         Three months ended . . . . . . . . . . . . . . .                $ 19            $ 26
         Nine months ended  . . . . . . . . . . . . . . .                  39              93

         Fully diluted earnings per share, which additionally assumes conversion of the 8% convertible subordinated debentures, is not materially different from primary earnings per share. In the fully diluted computation, the number of shares is increased by 2,736,959 for the quarter ended September 30, 1996; 2,740,610 for the nine months ended September 30, 1996; 2,899,968 for the quarter ended September 30, 1995; and 3,299,878 for the nine months ended September 30, 1995. Net income is further adjusted in the quarter and nine-month periods for both 1996 and 1995 to reflect the elimination of interest expense on the 8% debentures (net of taxes) in the amount of $533 and $1,655, respectively for 1996, and $551 and $1,662, respectively for the corresponding periods in 1995.

3.       Cost and expenses include depreciation as follows:

                                                                          SEPTEMBER 30,
                                                                     ------------------------
                                                                        1996             1995
                                                                     -------         --------
         Three months ended . . . . . . . . . . . . . . .            $22,391         $ 31,930
         Nine months ended  . . . . . . . . . . . . . . .             82,823          100,744

         During the third quarter, the Company revised its estimates of useful lives of certain machinery and equipment. The change was made to better reflect the estimated periods during which assets will remain in service and had the effect of reducing depreciation expense by $5,467 for the quarter and nine months ended September 30, 1996.

4. Other operating expenses (income) for the quarter and nine months ended September 30, 1996, include probable recoveries related to environmental remediation of $12,750. Additionally, the nine-month period includes reduction in the estimated loss on the divestiture of the Composite Products Division of $5,000. The quarter and nine months ended September 30, 1995, included environmental cleanup costs for nonoperating sites of $3,521 and $12,461, respectively.

5.       Interest and debt costs are summarized as follows:

                                                                           SEPTEMBER 30,
                                                                    -------------------------
                                                                        1996            1995
                                                                    ---------        --------
         Three Months Ended:
             Costs incurred . . . . . . . . . . . . . . . .         $  9,905         $  8,575
             Amount capitalized . . . . . . . . . . . . . .            1,101            1,324
                                                                    --------         --------
             Interest expense . . . . . . . . . . . . . . .         $  8,804         $  7,251
                                                                    ========         ========

         Nine Months Ended:
             Costs incurred . . . . . . . . . . . . . . . .         $ 29,482         $ 24,235
             Amount capitalized . . . . . . . . . . . . . .            3,818            3,290
                                                                    --------         --------
             Interest expense . . . . . . . . . . . . . . .         $ 25,665         $ 20,945
                                                                    ========         ========

6. Other income (expense) for the nine months ended September 30, 1996 reflects net foreign currency gains of $8,421, and gains on the sale of real estate of $10,979. Other income (expense) for the quarter ended September 30, 1995, included $7,000 of additional gain related to the final settlement of the sale of the Aerospace segment and additional recoveries of costs under a contract related to the former Aerospace business. The nine months ended September 30, 1995, primarily reflect the net gain on the divestiture of the Aerospace segment of $38,700, the aforementioned cost recoveries and foreign exchange contracts and translation losses of $12,073.

7. Dividends received from affiliated companies accounted for on the equity method were as follows:

                                                                           SEPTEMBER 30,
                                                                     ------------------------
                                                                        1996             1995
                                                                     -------         --------
         Three months ended . . . . . . . . . . . . . . .             $2,301         $  5,771
         Nine months ended  . . . . . . . . . . . . . . .              8,290           12,317

8.       A summary of short-term and long-term debt follows:

                                                                        SEPTEMBER 30,              December 31,
                                                                        -------------              ------------
                                                                                 1996                      1995
                                                                        -------------                ----------
SHORT-TERM:
Commercial paper  . . . . . . . . . . . . . . . . . . . . . .                $300,000                 $160,000
Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  37,519                   46,577
Current maturities  . . . . . . . . . . . . . . . . . . . . .                     240                      222
                                                                             --------                 --------
                                                                             $337,759                 $206,799
                                                                             ========                 ========

At September 30, 1996, Hercules had $51,190 of unused lines of credit that may be drawn as needed. Lines of credit in use or supporting commercial paper at September 30, 1996, were $36,090.

LONG-TERM:
Term loans due 1997-2000  . . . . . . . . . . . . . . . . . . . .       $         95               $      804
6.5% convertible subordinated debentures due 1999 . . . . . . . .              1,666                    1,981
7.85% notes due 2000  . . . . . . . . . . . . . . . . . . . . . .             25,000                   25,000
6.625% notes due 2003 . . . . . . . . . . . . . . . . . . . . . .            124,875                  124,861
8% convertible subordinated debentures due 2010 . . . . . . . . .             40,969                   41,130
Commercial paper  . . . . . . . . . . . . . . . . . . . . . . . .             50,000                   50,000
Variable rate loans . . . . . . . . . . . . . . . . . . . . . . .             35,200                   46,600
Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,414                    7,701
                                                                        -------------              -----------
                                                                             285,219                  298,077
Current maturities of long-term debt  . . . . . . . . . . . . . .               (240)                    (222)
                                                                        -------------              -----------

Net long-term debt  . . . . . . . . . . . . . . . . . . . . . . .       $    284,979               $  297,855
                                                                        ============               ===========

9. Since 1991, the Board of Directors has authorized the repurchase of up to 64,650,000 shares of company common stock, 6,150,000 shares of which is intended to satisfy requirements of various employee benefit programs. Through September 30, 1996, a total of 53,155,120 shares of common stock (including 6,150,000 shares for employee benefit programs) had been purchased in the open market at an average price of $34.81 per share.

10. In June 1996, the company completed the divestiture of its Composite Products Division for $135 million in cash, subject to post-closing adjustments. Net sales and operating profit of this division, which are reported as part of the Corporate and Other segment for the six months ended June 30, 1996, were $48,597 and $8,033, respectively. For the three months and nine months ended September 30, 1995 net sales and operating profit were $24,055 and $1,690 and $72,308 and $4,921, respectively.

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

12.      Commitments and Contingencies
         (a) Environmental

                 Hercules has been identified as a potentially responsible party (PRP) by U.S. Federal and state authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $80,000 and $245,000. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules becomes aware of sites in which it may be, but has not yet been named, a PRP principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other government agency or through correspondence with previously named PRPs requesting information on Hercules' activities at sites under investigation. Hercules brought suit in 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. Hercules has not included any insurance recovery in the estimates set forth above.

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

         Hercules' potential costs for remediation of the Jacksonville site are presently estimated between $33,000 and $109,000. These costs are based on Hercules' assessment of potential liability, the level of participation by other PRPs, and current estimates of remediation costs. Remediation costs will vary as Records of Decision are issued on each operable unit of the site and as remediation methods are approved by the EPA.

         At September 30, 1996, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The Company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

         (b) Litigation:

         Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. In these legal proceedings, no director, officer, or affiliate is a party or a named defendant. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage, and personal injury matters. Hercules also is a defendant in two Qui Tam ("Whistle Blower") lawsuits brought by former employees of the Aerospace segment sold to Alliant Techsystems. One suit involves allegations relating to submission of false claims and records, delivery of defective products, and a deficient quality control program. The other suit involves allegations of mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement, and wrongful termination claims. The government, after investigation of the allegations, declined to intervene in either lawsuit. The first of these lawsuits is presently scheduled for trial in 1997. While damages claimed in the first suit are material, the Company believes no damages were incurred by the government, no false claims were made to the government, and alleged damages are speculative and insupportable. The damages in the second suit were not defined. The Company intends to vigorously defend these lawsuits.

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

OTHER FINANCIAL INFORMATION

OPERATIONAL HIGHLIGHTS
(Dollars in millions)



                                                           Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                                           ----------------------------            ---------------------------
                                                                    1996           1995                    1996           1995
                                                                --------        -------                 -------       --------
NET SALES BY INDUSTRY SEGMENT
Chemical Specialties  . . . . . . . . . . . . . . . .           $    280        $  286                  $  807        $   874
Food & Functional Products  . . . . . . . . . . . . .                237           260                     707            804
Aerospace . . . . . . . . . . . . . . . . . . . . . .                  0             0                       0            123 *
Corporate and Other . . . . . . . . . . . . . . . . .                  1            25                      52             77
                                                                --------        -------                 ------        --------
           Total  . . . . . . . . . . . . . . . . . .           $    518        $  571                  $1,566        $ 1,878
                                                                ========        =======                 ======        ========



PROFIT (LOSS) FROM OPERATIONS BY INDUSTRY SEGMENT
Chemical Specialties  . . . . . . . . . . . . . . . .           $     55        $   55                  $  153        $   175
Food & Functional Products  . . . . . . . . . . . . .                 60            56                     169            162
Aerospace . . . . . . . . . . . . . . . . . . . . . .                  0             0                       0             13 *
Corporate and Other . . . . . . . . . . . . . . . . .                 12            (6)                     20            (14)
                                                                --------        -------                 -------       --------
           Total  . . . . . . . . . . . . . . . . . .           $    127        $  105                  $  342        $   336
                                                                ========        =======                 =======       ========




*   Reflects results of operations through March 14, 1995.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

      Within the following discussion, unless otherwise stated, "quarter" and "nine-month period" refer to the third quarter of 1996 and the nine months ended September 30, 1996. All comparisons are with the corresponding periods in the previous year.

      The table below reflects the results of operations on both a consolidated and segment basis, exclusive of divested businesses. The pro forma amounts exclude the results of operations of the Aerospace segment, divested in March 1995, the Electronics & Printing Division of the Food & Functional Products segment, divested in December 1995, and the Composite Products Division reported in Corporate and Other, divested in June 1996. The table is presented to facilitate the comparison of operating results for purposes of the Management's Discussion and Analysis. Accordingly, the discussion that follows speaks to the comparisons in the table.

                                                                                         (Dollars in millions)
                                                                             (Unaudited)
                                                  Three Months Ended September 30,  Nine Months ended September 30,
                                                  --------------------------------  -------------------------------
                                                                     Pro Forma        Pro Forma         Pro Forma
                                                        1996            1995             1996              1995
                                                       -----         ---------        ---------         ---------
Net Sales ...................................          $ 518           $ 528           $ 1,517           $ 1,628

Cost of sales ...............................            326             339               966             1,042
Selling, general, and administrative expenses             64              73               191               228
Research and development ....................             14              13                41                40
Other operating expenses, net ...............            (13)              5               (15)               13
                                                       -----           -----           -------           -------
Profit From Operations ......................            127              98               334               305

Net Sales by Industry Segment
     Chemical Specialties ...................          $ 280           $ 286           $   807           $   874
     Food & Functional Products .............            237             242               707               750
     Corporate and Other ....................              1               0                 3                 4
                                                       -----           -----           -------           -------
          Total .............................          $ 518           $ 528           $ 1,517           $ 1,628
                                                       =====           =====           =======           =======
Profit From Operations by Industry Segment
     Chemical Specialties ...................          $  55           $  55           $   153           $   175
     Food & Functional Products .............             60              51               169               149
     Corporate and Other ....................             12              (8)               12               (19)
                                                       -----           -----           -------           -------
          Total .............................          $ 127           $  98           $   334           $   305
                                                       =====           =====           =======           =======

      Net Sales declined $10 million and $111 million, or 2% and 7%, for the quarter and nine-month period, respectively, primarily due to lower volumes and weaker foreign currencies relative to the dollar.

      Profit from operations increased $29 million for both the quarter and nine-month period. For the quarter, the increase represents lower selling, general, and administrative expenses, particularly those associated with the revisions to employee incentive compensation programs in 1995, lower depreciation (see Note 3), and favorable variations in other operating expenses. For the nine-month period, the increase principally represents favorable variations in other operating expenses. Lower selling, general, and administrative expenses were offset by lower gross profits resulting from lower sales revenues. Other operating expenses are discussed in Note 4 to the financial statements.

      Chemical Specialties: Net sales decreased $6 million, or 2%, for the quarter and $67 million, or 8%, for the nine-month period. Lower volume and pricing for polypropylene nonwoven fibers, due to increased competition and lower export sales, primarily account for the unfavorable change in the quarter and nine-month period. Partially offsetting these effects in the quarter were favorable volume and pricing in paper chemicals, while resins volume improvements were partially offset by unfavorable rates of exchange. Additionally, the nine-month revenues were impacted by unfavorable resins volume, related to softness in the adhesives market, and weaker foreign currencies relative to the dollar.

      Profit from operations remained flat for the quarter while declining $22 million, or 13%, for the nine-month period. For the quarter and nine-month period, the effects of lower revenue and higher raw material costs were offset by manufacturing cost improvements and lower employee incentive compensation costs.

      Food & Functional Products: Net sales decreased $5 million, or 2%, for the quarter and $43 million, or 6%, for the nine-month period. For the quarter, unfavorable exchange rates and lower volume in the food gums markets are partially offset by improved pricing, particularly in Aqualon water-soluble polymers. Additionally, the nine months reflect lower overall volume in the construction, oilfield, and food markets, and unfavorable exchange rates, partially offset by improved pricing in Aqualon.

      Profit from operations increased $9 million, or 18%, and $20 million, or 13%, for the quarter and nine months, respectively. Improved pricing, manufacturing cost improvements, lower employee incentive compensation costs, along with the aforementioned change in depreciation expense, offset the revenue decline.

      Softness in demand experienced during the nine-month period is continuing into the fourth quarter. As a result, the trends in overall operating results are expected to continue at about the year-to-date pace.*

* This paragraph contains forward looking statements and is included here to provide safe harbor under the Private Securities Litigation Reform Act of 1995.

      Corporate and Other: Operating profit increased for the quarter and nine-month period (see Note 4), primarily due to probable recoveries related to environmental remediation and lower environmental remediation expenses.

      Equity in income of affiliated companies improved $1 million and $11 million for the quarter and nine-month period, respectively, reflecting higher earnings in Tastemaker, the 50% owned flavors joint venture, along with equity earnings from Hercules' investment in Alliant Techsystems acquired in March 1995 in conjunction with the divestiture of the Aerospace segment.

      Interest and debt expense increased for the quarter and nine-month period principally due to higher average debt outstanding.

      Other income (expense), net (see Note 6).

      The provision for income taxes for the nine-month period reflects an estimated annual effective tax rate of 34.4%. The 1995 full-year rate of 34% was favorably affected by increased utilization of foreign tax credits and a state income tax settlement related to a prior year sale of an investment.

FINANCIAL CONDITION

      Cash flow from operations was $165 million for the nine-month period compared to $251 million for the corresponding 1995 period, primarily resulting from higher income tax payments and lower profit from operations. Income tax payments in the nine-month period were $51 million higher than the corresponding period in 1995. 1996 payments include $36 million associated with the divestiture of EPD and $25 million related to the settlement of prior years' federal income tax audits.

      Overall, cash flow benefited by the divestiture of the Composite Products Division in June 1996 for $135 million in cash, subject to post-closing adjustments (see Note 10).

      Short-term liquidity has remained stable since year-end 1995. Both the current and quick ratios are relatively flat at 1.0 and 0.5, respectively. At September 30, 1996, $51 million was available under short-term lines of credit.

      During the nine-month period, an additional 6,533,321 shares of common stock were reacquired in the open market. Total debt increased by $118 million during the nine-month period. As a result, total debt as a percentage of total capitalization increased from 32% to 41% during the nine-month period and it is probable that this ratio will increase over time. Funds available under revolving credit agreements at September 30, 1996 are $30 million; in addition, $50 million is accessible, depending on market conditions, under a shelf registration.

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

Item 6.  Exhibits and Reports on Form 8-K.

      (a)      Exhibit 27 - Financial Data Schedule

      (b)      Reports on Form 8-K.

               Hercules was not required to file any reports on Form 8-K for the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Hercules Incorporated



                                   by   George MacKenzie
                                        ------------------------------
                                        George MacKenzie
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and duly authorized signatory)
                                        November 14, 1996


                                   by   Vikram Jog
                                        ------------------------------
                                        Vikram Jog
                                        Vice President and Controller
                                        (Principal Accounting Officer)
                                        November 14, 1996