Form 10-K
period 1996-12-31
HERCULES INC
filed 1997-03-31
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996        Commission file number 1-496
                      -----------------------------------


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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 24, 1997, registrant had outstanding 101,730,290 shares of common stock, $25/48 stated value ("Common Stock"), which is registrant's only class of common stock.

         The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on February 24, 1997 was approximately $4.9 billion.


                      DOCUMENTS INCORPORATED BY REFERENCE
 (SPECIFIC PAGES INCORPORATED ARE IDENTIFIED UNDER THE APPLICABLE ITEM HEREIN.)

         Portions of the registrant's definitive Proxy Statement dated March 14, 1997 (the "Proxy Statement") are incorporated by reference in Part lll of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index (see page 42).

                                     PART I
                                         (Dollars in millions, except per share)
ITEM 1. BUSINESS:
         Hercules Incorporated ("Hercules" or the "company") is a diversified, worldwide producer of chemicals and related products. The company was incorporated in Delaware in 1912. During 1996, Hercules divested its Composite Products Division (which produced graphite fiber) of its Corporate and other segment. In 1995, Hercules divested its Aerospace segment (which produced solid fuel systems) and the Electronics & Printing Division (which produced photopolymer resins for printing and publishing applications) of its Food & Functional Products segment. Accordingly, information related to the Aerospace segment, Electronics & Printing Division, and Composite Products Division has been omitted in this Form 10-K, except where relevant.

INDUSTRY SEGMENTS
         Hercules operates, both domestically and throughout the world, in two industry segments: Chemical Specialties and Food & Functional Products. The financial information regarding Hercules' industry segments, which includes net sales and profit from operations for each of the three years in the period ended December 31, 1996 and identifiable assets as of December 31, 1996, 1995, and 1994, is provided in Note 21 to the Consolidated Financial Statements.

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

Fibers                              Polypropylene nonwoven fiber          Disposable hygiene products, home
                                    and polypropylene textile yarns.      furnishings, and automotive.

Resins                              Rosin resins, hydrocarbon             Adhesives for tapes, labels, carpet
                                    resins, peroxides.                    backing, packaging, and sealants;
                                                                          graphic arts, particularly inks and
                                                                          toners; rubber, including plastic
                                                                          compounds for wire and cable insulation;
                                                                          the construction industry; and household
                                                                          products.

Food & Functional Products
--------------------------
Aqualon                             Carboxymethylcellulose,               Paints and lacquers, adhesives, paper,
                                    hydroxypropylcellulose, ethyl-        personal care products and cosmetics,
                                    cellulose, nitrocellulose, hydroxy-   pharmaceuticals, food and beverages,
                                    ethylcellulose, methylcellulose,      inks, oil well drilling, rubber, and
                                    and pentaerythritol.                  smokeless powder.

Food Gums                                                                 Processed meats, jellies and jams, baked
                                                                          goods, convenience foods, and beverages.

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

         The number of Hercules' principal competitors varies from product to product. It is not practicable to estimate the number of all competitors because of the large variety of Hercules' products, the markets served and the worldwide business interests of Hercules.

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

         Hercules also has registered trademarks for a number of its products. Some of the more significant trademarks include: AQUAPEL(R) sizing agent, HERCON(R) sizing emulsions, KYMENE(R) resin, REGALREZ(R) resin, HERCULON(R) olefin fiber, SLENDID(R) fat replacer, NATROSOL(R) hydroxyethylcellulose, CULMINAL(R) methylcellulose, KLUCEL(R) hydroxypropylcellulose, NATROSOL FPS(R) water-soluble polymer suspension, and PRECIS(R) sizing agent.

                                        (Dollars in Millions, except per share)
RESEARCH AND DEVELOPMENT
         Research and development, which is directed toward the discovery and development of new products and processes, the improvement and refinement of existing products and processes and development of new applications for existing products, is primarily company-sponsored. Hercules spent $56 on research activities during 1996, as compared to $59 in 1995 and $65 in 1994. During the three-year period, research and development expenditures for the Chemical Specialties and Food & Functional Products segments were between 1.8% and 2.3% of sales.

ENVIRONMENTAL MATTERS
         Hercules believes that it is in compliance in all material respects with applicable federal, state, and local environmental laws and regulations. Expenditures relating to environmental cleanup costs have not and are not expected to materially affect capital expenditures or competitive position. Additional information regarding environmental matters is provided in Note 20 to the Consolidated Financial Statements.

EMPLOYEES
         As of December 31, 1996, Hercules had 7,114 employees worldwide. Approximately 4,334 were located in the United States, and of these employees about 32% were represented by various local or national unions.

INTERNATIONAL OPERATIONS
         Information on net sales, profit from operations, identifiable assets by geographic areas, and the amount of export sales, for each of the last three years appears in Note 21 to the Consolidated Financial Statements. Hercules' operations outside the United States are subject to the usual risks and limitations related to investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws, governmental instability (including expropriation or confiscation of assets) and other potentially detrimental domestic and foreign governmental policies affecting United States companies doing business abroad.

OTHER MATTERS
         In late February and March of 1997, the company announced several organizational changes in executive leadership. These included a new president, chief operating officer, and member of the Board of Directors; a new senior vice president, International; a new vice president and general manager, Fibers; a new senior vice president, Manufacturing; and a new president, Hercules Europe. In conjuction with these changes, management has adopted alternative competitive strategies designed to strengthen current businesses. This action will result in a rationalization of assets and a reduction in force, primarily at the company's operating facilities, which together with other miscellaneous write-downs and accruals, will result in a first-quarter after tax charge to earnings ranging from approximately $130 million to $170 million.


ITEM 2. PROPERTIES:
         The company's corporate headquarters and major research center are located in Wilmington, Delaware. Information as to Hercules' principal manufacturing facilities and the industry segment served by each is presented below.

         All principal properties are owned by Hercules except for the company's corporate headquarters, which is leased to the company.

         The following are Hercules' major worldwide plants:
         Chemical Specialties - Aberdeen, Scotland; Beringen, Belgium; Brunswick, Georgia; Burlington, Ontario, Canada; Busnago, Italy; Chicopee, Massachusetts; Franklin, Virginia; Gibbstown, New Jersey; Hattiesburg, Mississippi; Iberville, Quebec, Canada; Jefferson, Pennsylvania; Kalamazoo, Michigan; Kim Cheon, Korea; Lilla Edet, Sweden; Mexico City, Mexico; Middelburg, the Netherlands; Milwaukee, Wisconsin; Nantou, Taiwan; Oxford, Georgia; Pandaan, Indonesia; Paulinia, Brazil; Pendlebury, England; Portland, Oregon; St.-Jean, Quebec, Canada; Sandarne, Sweden; Savannah, Georgia; Sobernheim, Germany; Tampere, Finland; Tampico, Mexico; Tarragona, Spain; Traun, Austria; Uruapan, Mexico; Voreppe, France; Zwijndrecht, the Netherlands. Food & Functional Products - Alizay, France; Doel, Belgium; Grossenbrode, Germany; Hopewell, Virginia; Kenedy, Texas; Lille Skensved, Denmark; Louisiana, Missouri; Parlin, New Jersey; Zwijndrecht, the Netherlands.

         Hercules plants and facilities, which are continually added to and modernized, are generally considered to be in good condition and adequate for business operations. From time to time Hercules discontinues operations at, or disposes of, facilities that have for one reason or another become unsuitable.

ITEM 3. LEGAL PROCEEDINGS:
         For discussion of legal proceedings see Note 20 to the Hercules Financial Statements.

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

         Hercules received a letter from the New Jersey Department of Environmental Protection (the "Department") dated March 9, 1995, which stated that the Department was considering an enforcement action against Hercules for alleged noncompliance with the terms of a 1993 Administrative Consent Order ("ACO") at its Kenvil, New Jersey, facility and other alleged violations. The ACO covered alleged violations of the Air Pollution Control Act. The other alleged violations were under the Spill Compensation and Control Act, the New Jersey Water Pollution Control Act, and the New Jersey Safe Drinking Water Act. On March 4, 1997 Hercules received from the Department a formal demand for payment of stipulated penalties under the ACO as well as for civil penalties for the other alleged violations. Hercules is evaluating the demand and is discussing a possible resolution with the Department at a value which will not have a material impact on the company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
         No matter was submitted to a vote of security holders during the fourth quarter of 1996, through the solicitations of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT:

         The name, age and current position of each executive officer (as defined by Securities and Exchange Commission rules) of the company as of February 24, 1997, are listed below. Each of the officers, except for Herbert
K. Pattberg*, Vikram Jog, Richard G. Dahlen and John M. Bondur, have served in one or more executive capacities with the company and/or its affiliates during the past five years. Herbert Pattberg was employed by Henkel KgaA for 22 years, most recently as group vice president, Oleochemicals. Mr. Pattberg joined Hercules in 1993 in his present position of president, S.A. Hercules Europe N.V., Brussels, Belgium. Vikram Jog has been with Hercules since 1992, as director, Corporate Reporting, director, Corporate Analysis, Controller, and now his current position as vice president and controller. Prior to joining Hercules, Mr. Jog was employed at Price Waterhouse LLP and Coopers & Lybrand L.L.P. Richard Dahlen was employed by Monsanto Company for 30 years, holding positions in its Law Department. He joined Hercules in 1996 as vice president and general counsel. John Bondur joined Hercules in January 1997 as vice president, Human Resources. Prior to joining Hercules, Mr. Bondur was senior vice president, Human Resources and Communications, for Witco Corporation. There are no family relationships among executive officers.


NAME                                     AGE         CURRENT POSITION
R. Keith Elliott                          54         Chairman and Chief Executive Officer
Vincent J. Corbo                          53         President and Chief Operating Officer
C. Doyle Miller                           56         Senior Vice President
George MacKenzie                          47         Senior Vice President and Chief Financial Officer
Dominick W. DiDonna                       48         Senior Vice President and General Manager
Richard G. Dahlen                         57         Vice President and General Counsel
Vikram Jog                                40         Vice President and Controller
Jan M. King                               47         Vice President and Treasurer
Israel J. Floyd                           50         Secretary and Assistant General Counsel
James D. Beach                            61         Vice President, Operations Support
John M. Bondur                            53         Vice President, Human Resources
James R. Rapp                             58         Vice President, Corporate Relations
Harry J. Tucci                            56         Vice President, Corporate Development
Herbert K. Pattberg                       53         President, Hercules Europe





* Herbert K. Pattberg has decided to leave Hercules, effective March 7, 1997.

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

    The approximate number of holders of record of common stock ($25/48 stated value) as of January 31, 1997, was 20,215

    Period                                                                 High    Low
    ------                                                                 ----    ---
    1995
           First Quarter  . . . . . . . . . . . . . . . . . . . .        49 1/8   38 1/4
           Second Quarter . . . . . . . . . . . . . . . . . . . .        53 5/8   46
           Third Quarter  . . . . . . . . . . . . . . . . . . . .        62 1/4   48 1/4
           Fourth Quarter . . . . . . . . . . . . . . . . . . . .        59 5/8   51 1/2
    1996
           First Quarter  . . . . . . . . . . . . . . . . . . . .        66 1/4   54
           Second Quarter . . . . . . . . . . . . . . . . . . . .        62 7/8   53 3/8
           Third Quarter  . . . . . . . . . . . . . . . . . . . .        56 3/8   47 1/2
           Fourth Quarter . . . . . . . . . . . . . . . . . . . .        56 1/4   42 3/4


On December 31, 1996, the closing price of the common stock was 43 1/4.

    The company has paid quarterly cash dividends as follows:

                                              1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                              -----------      -----------      -----------      -----------
    1995    . . . . . . . . . . . . . . .        $0.21            $0.21            $0.21            $0.21
    1996    . . . . . . . . . . . . . . .        $0.23            $0.23            $0.23            $0.23

ITEM 6.    SELECTED FINANCIAL DATA:
    A summary of selected financial data for Hercules for the years and year ends specified is set forth in the table below.


                              (Dollars and shares in millions, except per share)

---------------------------------------------------------------------------------------------------------------
FOR THE YEAR                                          1996        1995         1994         1993         1992
---------------------------------------------------------------------------------------------------------------
Net sales                                            $2,060       $2,427       $2,821       $2,773      $2,865
Profit from operations                                  441          363          419          308         244
Income before extraordinary item and
    effect of changes in accounting principles          325          333          274          208         168
Net income (loss)                                       325          333          274          (33)        168
Dividends                                                95           95           89           95         101
Per share of common stock
   Earnings before extraordinary item and
      effect of changes in accounting principles       3.04         2.93         2.29         1.62        1.23
   Earnings (loss)                                     3.04         2.93         2.29         (.26)       1.23
   Dividends                                            .92          .84          .75          .75         .75
Total assets                                          2,386        2,493        2,941        3,162       3,228
Long-term debt                                          345          298          307          317         431


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

   This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.

The table below reflects the results of operations on both a consolidated and segment basis, excluding divested businesses. (See Note 19.) The amounts exclude the results of operations of the Aerospace segment, divested in March 1995; the Electronics & Printing Division of the Food & Functional Products segment, divested in December 1995; and the Composite Products and Packaging Films Divisions of the Corporate and other segment, divested in June 1996 and April 1994, respectively. The table should make it easier to compare year-over-year operating results. Accordingly, the discussion that follows speaks to the comparisons in the table through profit from operations.


                                                                  (Dollars in millions) (Unaudited)
                                                               1996           1995            1994
                                                             ---------------------------------------
Net sales                                                   $ 2,012         $ 2,140          $ 1,964

Cost of sales                                                 1,279           1,387            1,296
Selling, general, and administrative expenses                   258             326              278
Research and development                                         56              55               52
Other operating expenses (income), net                          (14)             36               28
                                                             ---------------------------------------
Profit from operations                                       $  433         $   336          $   310
                                                             =======================================
Net sales by industry segment
    Chemical Specialties                                     $1,085         $ 1,154          $ 1,081
    Food & Functional Products                                  923             980              878
    Corporate and other                                           4               6                5
                                                             ---------------------------------------
    Total                                                    $2,012         $ 2,140          $ 1,964
                                                             =======================================
Profit from operations by industry segment
    Chemical Specialties                                     $  205         $   211          $   197
    Food & Functional Products                                  217             171              137
    Corporate and other                                          11             (46)             (24)
                                                             ---------------------------------------
    Total                                                    $  433         $   336          $   310
                                                             =======================================

Net sales declined 6%, or $128 million, in 1996. Lower volume and weaker foreign currencies relative to the dollar account for most of the sales decline. In 1995, sales increased 9%, or $176 million. Higher selling prices and favorable foreign currencies accounted for much of the improvement.

Profit from operations: Despite lower sales, profit from operations increased 29%, or $97 million, in 1996 due to three major reasons. (i) Revisions to long-term incentive compensation plans in 1995, outlined in the following paragraph, reduced selling, general, and administrative expenses (SG&A) in 1996 by $68 million. In addition, 1995 SG&A charges were abnormally high and included early vesting of the 1993 and 1994 long-term incentive programs and the grant of stock awards to all Hercules employees. (See Note 8.) (ii)
Other operating expenses (income), net (see Note 12), were $50 million lower in 1996. Environmental remediation costs at the Jacksonville, Arkansas, site were lower in 1996 versus 1995 and no additional sites were identified requiring significant environmental expenditures. Additionally, 1996 includes $13 million of probable recoveries related to environmental remediation. (iii) Manufacturing cost improvements increased overall gross margins to 36% from 35% and partially offset the volume-driven decline in gross profit dollars.

In 1995, profit from operations increased 8%, or $26 million. Higher selling prices and manufacturing cost improvements led to increased gross profit of $85 million, and gross profit margin increased to 35% from 34%. SG&A expenses increased $48 million, primarily from the early vesting of the 1993 and 1994 long-term incentive compensation programs and the grant of stock awards to all Hercules employees. During 1995, long-term incentive compensation programs were revised. Awards of restricted stock and performance shares were replaced by stock options, performance-accelerated stock options, and cash-value awards payable in shares of Hercules stock. Other operating expenses (income), net, increased $8 million. Higher environmental costs, particularly those associated with the Jacksonville site, accounted for most of the increased expense.

Chemical Specialties: Net sales declined 6%, or $69 million, in 1996.
Increased competition from a new competitor and a competitive technology, and negative customer reaction to previous pricing strategies, reduced demand and lowered prices for polypropylene nonwoven fiber. Additionally, lower demand in the construction, adhesives, and tape markets and unfavorable rates of exchange reduced Resins revenues. Partially offsetting these reductions were higher revenues in Paper Technology related to increased volume of wet-strength and alkaline-size products in Europe and new business in Asia and South America.

Profit from operations declined 3%, or $6 million, in 1996. Lower revenue and higher raw material costs were partially offset by manufacturing cost improvements and lower costs for employee incentive compensation.

In 1995, net sales increased 7%, or $73 million. Improved pricing, stronger foreign currencies, and increased volume of higher value wet-strength products and polypropylene nonwoven fiber more than offset market softness and lower demand for Resins and Paper Technology products. Profit from operations increased 7%, or $14 million, in 1995. Margins were unchanged as gains from higher revenues and manufacturing cost improvements were offset by higher raw material costs, lower production volume, and increased SG&A costs associated with higher incentive compensation.

Food & Functional Products: Net sales declined 6%, or $57 million, in 1996. Lower overall volume in the construction, oilfield, and food markets, coupled with unfavorable rates of exchange, account for much of the decline. These declines were softened by improved pricing, particularly in Aqualon.

Profit from operations increased 27%, or $46 million, in 1996. Improved pricing, manufacturing cost improvements, and lower employee incentive compensation costs offset the volume decline and increases in raw material costs.

In 1995, net sales increased 12%, or $102 million. Higher selling prices and stronger foreign currencies contributed to growth in both Aqualon and Food Gums. Aqualon volumes were marginally higher; however, lower demand in food markets in the second half of the year reduced overall volume. Profit from operations increased 25%, or $34 million, in 1995. Higher revenues, coupled with manufacturing cost improvements, were partially offset by higher raw material costs and lower yields, particularly in Food Gums. Higher SG&A costs associated with higher incentive compensation also reduced operating profit.

Looking ahead, Hercules anticipates the markets it serves to strengthen in 1997. This, along with programs to improve its competitive position, should result in volume improvements. However, because the company supplies relatively mature industries, high growth rates will be difficult to achieve. The significant strengthening of the dollar against European currencies through 1996 and early 1997 adds an additional challenge. Also, a fire in the company's pectin production facility in late January will cost it four to six weeks of high-value production. Manufacturing cost improvements will continue to be a critical element of success, particularly if raw material costs escalate. The company anticipates that 1997 will be a challenging year; however, overall financial performance is expected to be ahead of 1996.*

Corporate and other: Operating profit increased $57 million in 1996 from lower environmental remediation expenses and recognition of probable recoveries for environmental remediation.

In 1995, operating losses increased $22 million from higher environmental costs.

Equity in income of affiliated companies increased $12 million. The improvement reflects a full year of equity earnings from Hercules' 30% stake in Alliant Techsystems, acquired in March 1995 in conjunction with the sale of the Aerospace segment. Improved earnings from Tastemaker, a 50%-owned flavors joint venture, also added to the improvement. In 1995, income improved $15 million, reflecting the newly acquired interest in Alliant Techsystems, along with improved Tastemaker earnings.

Interest and debt expense increased $7 million from higher average debt over the period. In 1995, interest and debt expense remained relatively flat as the effect of lower average debt was offset by lower capitalized interest related to reduced capital spending.

Other income (expense), net (see Note 14), decreased $103 million in 1996 and increased $137 million in 1995. The increase in 1995 and subsequent decrease in 1996 primarily relates to gains on the sale of the Aerospace segment and Electronics & Printing Division in 1995.

The provision for income taxes reflects effective tax rates of 33% in 1996, 34% in 1995, and 33% in 1994. The 1996 rate was favorably affected by the use of tax loss carryforwards. The 1995 rate was favorably affected by the increased use of foreign tax credits and a state income tax settlement related to a prior year sale of an investment. The 1994 rate was favorably affected by research and experimentation tax credits. (See Note 15.)

FINANCIAL CONDITION
Liquidity and financial resources: Net cash flow from operations was $225 million in 1996, $328 million in 1995, and $298 million in 1994. The decrease in 1996 primarily relates to higher tax payments and increased working capital requirements. The higher tax payments in 1996 relate to the divestiture of the Electronics & Printing Division and settlement of prior years' federal income tax audits. The increase in 1995 primarily related to reduced working capital requirements and lower income tax payments. Total cash flow was favorably affected by proceeds from asset disposals of $196 million in 1996, $376 million in 1995, and $202 million in 1994.

In the three-year period ended December 31, 1996, the company satisfied its cash requirements for capital expenditures, other investing activities, and dividends entirely from operating cash flows.




* This paragraph contains forward-looking statements and is included here to provide safe harbor under the Private Securities Litigation Reform Act of 1995.

In addition to internally generated cash, various credit sources are available to the company. These include short-term lines of credit, of which $113 million was available at December 31, 1996, and revolving credit agreements with several banks providing $380 million, of which $65 million was available at December 31, 1996. In addition, the company has a shelf registration in the amount of $50 million available, subject to market conditions. In February 1997, the Board authorized actions to increase revolving credit agreements to $700 million and increase the amount available under shelf registration to $500 million.

Capital expenditures remained relatively flat at $120 million in 1996, while
declining from $164 million in 1994.   This decrease relates primarily to the
completion in 1994 of the methylcellulose facility in Doel, Belgium.

During 1995, the company increased the deductible for property and business interruption insurance to $50 million. This change, which lowers premium costs, was prompted by the divestiture of the Aerospace segment and the favorable loss experience in continuing businesses.

Commitments and capital structure: Total capitalization (stockholders' equity plus debt) remained relatively flat at $1.5 billion at December 31, 1996. Stockholders' equity declined $195 million as share repurchases continued, while total debt increased $153 million. As a result, total debt as a percentage of capitalization increased to 43% from 32%. As management continues to focus on an interest coverage rate of 10 to 12 times, this ratio will likely increase over time. Interest coverage declined to 12 times in 1996 from 15 times in 1995.

In February 1997, the company announced Board approval for the continuation of the stock-repurchase program and authorized the repurchase of up to 10 million additional shares of Hercules stock.

Fluctuations in interest and foreign currency exchange rates affect the company's financial position and results of operations. The company uses several strategies to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings. (See "Foreign Currency Translation" and "Financial Instruments and Hedging" in the Summary of Significant Accounting Policies and Notes 14 and 17.) There are presently no significant restrictions on the remittance of funds generated by the company's operations outside the United States.

Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $70 million and $246 million. The company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected. (See Note 20.)

Environmental remediation expenses are funded from internal sources of cash. Such expenses are not expected to have a significant effect on the company's ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows.

A quarterly dividend has been paid without interruption since 1913, the company's first year of operation. The annual dividend of $.92 per share during 1996 represents a total payout for the year of $95 million. Additionally, in December 1996, the company announced a 9% quarterly dividend increase to $.25 per share, payable March 25, 1997, to shareholders of record on March 7, 1997.

During 1996, 29% of capital expenditures were related to increased production capacity, compared with 23% in 1995 and 43% in 1994. The remainder mostly relates to cost-savings projects, regulatory requirements, and research facilities. Capital expenditures are expected to approximate $152 million during 1997. This amount includes funds for continuing or completing existing projects related to cost savings, a hydrocarbon resins expansion in Middelburg, the Netherlands, and a carrageenan plant in Cebu, the Philippines.

In February 1997, the company announced the signing of an agreement by Tastemaker, the 50%-owned flavors joint venture, to divest its operating assets to Roche, the Swiss parent company of Givaudan-Roure. The transaction is expected to result in a financial gain. In conjunction with the transaction, it is management's intention to increase leverage so that the net cash value of the transaction to Hercules approximates $550 million. Currently, it is management's intention to use the cash to repurchase Hercules shares. The transaction is expected to close during the first half of 1997, subject to regulatory and other customary approvals. (See Note 18.)


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          REQUIRED SUPPLEMENTARY DATA
                             HERCULES INCORPORATED

                                                                                                        Page
                                                                                                        ----
      CONSOLIDATED FINANCIAL STATEMENTS
      Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12
      Consolidated Statement of Income for the Years Ended December 31, 1996, 1995,
          1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
      Consolidated Balance Sheet as of December 31, 1996 and 1995   . . . . . . . . . . . . . . .        14
      Consolidated Statement of Cash Flow for the Years Ended December 31, 1996,
          1995, and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15
      Consolidated Statement of Stockholders' Equity for the Years Ended December 31,
           1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16
      Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .       20-36

SUPPLEMENTARY DATA
      Summary of Quarterly Results (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . .        37
      Subsidiaries of Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and the Board of Directors of Hercules Incorporated
Wilmington, Delaware

We have audited the accompanying consolidated balance sheets of Hercules Incorporated and subsidiary companies as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flow for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hercules Incorporated and subsidiary companies as of December 31, 1996 and 1995, and the consolidated results of their operations and cash flow for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



2400 Eleven Penn Center
Philadelphia, Pennsylvania 19103
February 7, 1997

Hercules Incorporated
Consolidated Statement of Income
                                         (Dollars in millions, except per share)

                                                                              Year Ended December 31,
-------------------------------------------------------------------------------------------------------------
                                                                     1996              1995            1994
                                                               ----------------------------------------------
Net sales                                                           $ 2,060            $2,427          $2,821
                                                               ----------------------------------------------

Cost of sales                                                         1,320             1,591           1,924
Selling, general, and administrative expenses                           262               367             374
Research and development                                                 56                59              65
Other operating expenses (income), net (Note 12)                        (19)               47              39
                                                               ----------------------------------------------

Profit from operations                                                  441               363             419

Equity in income of affiliated companies                                 53                41              26
Interest and debt expense (Note 13)                                      35                28              28
Other income (expense), net (Note 14)                                    26               129              (9)
                                                               ----------------------------------------------

Income before income taxes                                              485               505             408
Provision for income taxes (Note 15)                                    160               172             134
                                                               ----------------------------------------------

Net income                                                           $  325            $  333         $   274
                                                               ==============================================

Earnings per share                                                   $ 3.04            $ 2.93         $  2.29
                                                               ==============================================



The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Balance Sheet                               (Dollars in millions)

                                                                                            December 31,
--------------------------------------------------------------------------------------------------------------
                                                                                       1996            1995
                                                                                    --------------------------
ASSETS

Current assets
      Cash and cash equivalents                                                       $    30         $     73
      Accounts receivable, net (Note 1)                                                   394              426
      Inventories (Note 2)                                                                279              308
      Deferred income taxes (Note 15)                                                      36               60
                                                                                    --------------------------
             Total current assets                                                         739              867

Property, plant, and equipment, net (Note 9)                                              865            1,000
Investments (Note 3)                                                                      364              344
Prepaid pension (Note 10)                                                                 193              175
Deferred charges and other assets                                                         225              107
                                                                                    --------------------------
             Total assets                                                             $ 2,386         $  2,493
                                                                                    ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                                $   140         $    117
      Short-term debt (Note 4)                                                            313              207
      Accrued expenses (Note 9)                                                           241              363
                                                                                    --------------------------
             Total current liabilities                                                    694              687

Long-term debt (Note 5)                                                                   345              298
Deferred income taxes (Note 15)                                                           129               95
Other postretirement benefits (Note 11)                                                   154              165
Deferred credits and other liabilities                                                    177              166

Stockholders' equity
      Series preferred stock (Note 6)                                                      --               --
      Common stock (Note 7)
              (shares issued: 1996--152,269,076; 1995--151,663,465)                        79               79
      Additional paid-in capital                                                          493              472
      Foreign currency translation adjustment                                              45               75
      Retained earnings                                                                 1,942            1,712
                                                                                    --------------------------
                                                                                        2,559            2,338
Reacquired stock, at cost (shares: 1996--50,866,562; 1995--43,176,841)                  1,672            1,256
                                                                                    --------------------------
             Total stockholders' equity                                                   887            1,082
                                                                                    --------------------------

             Total liabilities and stockholders' equity                               $ 2,386         $  2,493
                                                                                    ==========================


The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statement of Cash Flow                       (Dollars in millions)


                                                                                       Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------
                                                                                1996            1995            1994
                                                                              ----------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                      $ 325           $  333          $  274
Adjustments to reconcile net income to net cash provided from operations:
      Depreciation                                                                106              133             148
      Contract deferrals and provisions                                            --               (7)            (48)
      Nonoperating gain on disposals                                              (22)            (132)            (14)
      Other                                                                       (14)              70              58
      Accruals and deferrals of cash receipts and payments:
             Affiliates' earnings in excess of dividends received                 (25)             (19)             (6)
             Accounts receivable                                                    6               45             (18)
             Inventories                                                          (17)              27              36
             Accounts payable and accrued expenses                                (77)             (92)            (78)
             Noncurrent assets and liabilities                                    (57)             (30)            (54)
                                                                              ----------------------------------------
                   Net cash provided from operations                              225              328             298
                                                                              ----------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                             (120)            (117)           (164)
Proceeds of investment and fixed asset disposals                                  196              376             202
Payments for businesses acquired, net of cash acquired                             --               (6)             (2)
Other                                                                              (6)              13               5
                                                                              ----------------------------------------
                   Net cash provided from investing activities                     70              266              41
                                                                              ----------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                                            75               97              79
Long-term debt repayments                                                         (27)             (78)           (138)
Change in short-term debt                                                         112               14              98
Common stock issued                                                                15               15               9
Common stock reacquired                                                          (417)            (584)           (342)
Dividends paid                                                                    (95)             (95)            (89)
                                                                              ----------------------------------------
                   Net cash used for financing activities                        (337)            (631)           (383)
Effect of exchange rate changes on cash                                            (1)              (2)              1
                                                                              ----------------------------------------
Net decrease in cash and cash equivalents                                         (43)             (39)            (43)
Cash and cash equivalents at beginning of year                                     73              112             155
                                                                              ----------------------------------------
Cash and cash equivalents at end of year                                       $   30          $    73          $  112
                                                                              ========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
      Interest (net of amount capitalized)                                      $  30           $   30          $   31
      Income taxes paid, net                                                      190              134             194
Noncash investing and financing activities:
      Conversion of notes and debentures                                            1               28              31
      Incentive plan stock issuances                                               14               58              41
      Accounts payable for common stock acquisitions                                8                1               8
      Investment in unconsolidated affiliates                                       1              174              --
      Accounts receivable from sale of investment/asset disposals                   9               --              --
                                                                              ----------------------------------------



The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statement of Stockholders' Equity            (Dollars in millions)


                                                                          Common     Paid-In   Translation     Retained  Reacquired
                                                                          Stock      Capital    Adjustment     Earnings     Stock
---------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1994                                                 $31         $454         $30      $1,955       $1,101
     (Common shares: issued 59,899,295; reacquired, 19,062,295)

Net Income                                                                   --           --          --         274           --
Cash dividends, $.75 per common share                                        --           --          --         (89)          --
Foreign currency translation adjustment                                      --           --          19          --           --
Purchase of common stock, 2,981,500 shares                                   --           --          --          --          328
Issuance of common stock:
     Incentive plans, net, 317,262 shares including
        217,106 from reacquired stock                                        --            4          --          --          (14)
     Conversion of notes and debentures, 705,702 shares                       1           31          --          --           --
Retirement of reacquired stock, 11,000,000 shares                            (6)         (94)         --        (614)        (714)
Three-for-one common stock split effected
     in the form of a stock dividend: issued
     99,410,306 shares; 21,653,378 treasury shares                           52           --          --         (52)          --

----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1994                                               $78         $395         $49      $1,474         $701
     (Common shares: issued 149,115,459; reacquired, 32,480,067)

Net income                                                                   --           --          --         333           --
Cash dividends, $.84 per common share                                        --           --          --         (95)          --
Foreign currency translation adjustment                                      --           --          26          --           --
Purchase of common stock, 11,546,399 shares                                  --           --          --          --          577
Issuance of common stock:
     Incentive plans, net, 1,476,805 shares including
        849,625 from reacquired stock                                        --           50          --          --          (22)
     Conversion of notes and debentures, 1,920,826 shares                     1           27          --          --           --

---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995                                               $79         $472         $75      $1,712       $1,256
     (Common shares: issued 151,663,465; reacquired, 43,176,841)

Net Income                                                                   --           --          --         325           --
Cash dividends, $.92 per common share                                        --           --          --         (95)          --
Foreign currency translation adjustment                                      --           --         (30)         --           --
Purchase of common stock, 7,970,784 shares                                   --           --          --          --          425
Issuance of common stock:
     Incentive plans, net, 844,751 shares including
        281,063 from reacquired stock                                        --           20          --          --           (9)
     Conversion of notes and debentures, 41,923 shares                       --            1          --          --           --

---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                                               $79         $493         $45      $1,942       $1,672
     (Common shares: issued 152,269,076; reacquired, 50,866,562)



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

RECLASSIFICATIONS
         Sales and operating results by geographic area, presented in Note 21, are prepared on a "customer basis," meaning these measures are reported in the geographic area where the customer is located. Previously, this information was reported on an "entity basis," meaning that the results were included where the legal entity is located. Data for 1995 and 1994 have been reclassified to conform with the 1996 presentation.

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

INVENTORIES
         Inventories are stated at the lower of cost or market. Domestic inventories are valued predominantly on the last-in, first-out (LIFO) method. Foreign and certain domestic inventories, which in the aggregate represent 63% of total inventories at December 31, 1996, are valued principally by the average-cost method.

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

FINANCIAL INSTRUMENTS AND HEDGING
         Derivative financial instruments are used to hedge risk caused by
fluctuating currency and interest rates.   The company enters into
forward-exchange contracts and currency swaps to hedge foreign currency exposure. Decisions regarding hedging are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility,
and economic trends.   The company uses the fair-value method of accounting,
recording realized and unrealized gains and losses on these contracts quarterly. They are included in other income (expense), net, except for gains and losses on contracts to hedge specific foreign currency commitments, which are deferred and accounted for as part of the transaction. Gains or losses on contracts used to hedge the value of investments in certain non-U.S. subsidiaries are accounted for under the deferral method and are included in the foreign currency translation adjustment account. It is the company's policy to match the term of financial instruments with the term of the underlying designated item. If the designated item is an anticipated transaction no longer likely to occur, gains or losses from the instrument designated as a hedge are recognized in current period earnings. The company does not hold or issue financial instruments for trading purposes. In the Consolidated Statement of Cash Flow, the company reports the cash flows resulting from its hedging activities in the same category as the related item that is being hedged.

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

STOCK-BASED COMPENSATION
         Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method under Accounting Principles Board [APB] Opinion 25). Such amount, if any, is accrued over the related vesting period, as appropriate. SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

LONG-LIVED ASSETS
         Effective January 1, 1996, the company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of SFAS No. 121 require the company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss is recognized in the income statement. The adoption of SFAS No. 121 did not have an effect on the company's consolidated financial statements.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consists of:                     (Dollars in millions)

                                                                                          1996            1995
                                                                                      ------------------------
             Trade                                                                       $327             $346
             Other                                                                         71               85
                                                                                      ------------------------
                 Total                                                                    398              431
             Less allowance for doubtful accounts                                           4                5
                                                                                      ------------------------
                                                                                         $394             $426
                                                                                      ========================

      At December 31, 1996, net trade accounts receivable from customers located in the United States, Europe, the Americas, and Asia were $145 million, $143 million, $27 million, and $8 million, respectively.

2.    INVENTORIES

The components of inventories are:                         (Dollars in millions)

                                                                                          1996            1995
                                                                                      ------------------------
             Finished products                                                            $154            $168
             Materials, supplies, and work in process                                      125             140
                                                                                      ------------------------
                                                                                          $279            $308
                                                                                      ========================

      Inventories valued on the LIFO method were lower than if valued under the average-cost method, which approximates current cost, by $33 million and $37 million at December 31, 1996 and 1995, respectively.

3.    INVESTMENTS
Total equity investments in affiliated companies were $290 million at December 31, 1996, and $261 million at December 31, 1995. Dividends received from affiliated companies were $11 million in 1996, $9 million in 1995, and $11 million in 1994.

      Other investments, at cost or less, were $74 million and $83 million at December 31, 1996 and 1995, respectively. Included in these amounts are noncurrent marketable securities aggregating $33 million and $40 million for the corresponding years. The company's investments in equity and debt securities covered under the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are classified as "available for sale." The value of these investments, based on market quotes, approximates book values.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

      A summary of the results of operations and net assets for all affiliated companies accounted for on the equity method is as follows:

                                                                         (Dollars in millions)
                                                                      1996            1995
                                                                  --------------------------
Results of Operations
---------------------
      Net sales                                                      $1,505           $1,222
      Profit from operations                                            173              141
      Net income                                                        110               85


Net Assets
----------
      Current assets                                                    485              554
      Other assets                                                      809              720
                                                                  --------------------------
             Total assets                                             1,294            1,274

      Current liabilities                                              (379)            (390)
      Other liabilities                                                (469)            (535)
      Interest of others                                               (255)            (190)
                                                                  --------------------------


4.    SHORT-TERM DEBT
A summary of short-term debt follows:

                                                                      (Dollars in millions)
                                                                         1996         1995
                                                                  --------------------------
Commercial paper                                                         $265           $160
Banks                                                                      48             47
Current maturities of long-term debt                                       --             --
                                                                  --------------------------
                                                                         $313           $207
                                                                  ==========================

      Commercial paper is issued or renewed for varying periods, with interest at prevailing market rates. Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of commercial paper and bank borrowings approximate market value because of their short maturity period.

      At December 31, 1996, Hercules had $113 million of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Lines of credit in use at December 31, 1996, were $52 million. Weighted-average interest rates on short-term borrowings at December 31, 1996 and 1995, were 5.51% and 6.78%, respectively.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

5.    LONG-TERM DEBT

A summary of long-term debt follows:

                                                                                 (Dollars in millions)
                                                                            1996                       1995
                                                                       -------------------------------------
6.5% convertible subordinated debentures due 1999 (a)                     $     2                    $     2
7.85% notes due 2000                                                           25                         25
6.625% notes due 2003 (b)                                                     125                        125
8% convertible subordinated debentures due 2010 (c)                            41                         41
Commercial paper (d)                                                           50                         50
Variable rate loans (e)                                                        93                         47
Other                                                                           9                          8
                                                                       -------------------------------------
                                                                              345                        298
Current maturities of long-term debt                                           --                         --
                                                                       -------------------------------------
Net long-term debt                                                        $   345                    $   298
                                                                       =====================================

         (a)Subordinated debentures are convertible into common stock at $11.67 per share and are redeemable at the option of the company at varying rates.

         (b) Par value of $125 million issued June 1993.

         (c) Subordinated debentures are convertible into common stock at $14.90 per share and are redeemable at the option of the company at varying rates. The annual sinking fund requirement of $5 million, beginning in 1996, has been satisfied through conversions of debentures.

         (d) The company has both the intent and the ability, through its revolving credit agreement, to refinance this amount on a long-term basis.

         (e) Uncollateralized bank borrowings with average maturities of 400 days, with interest at a negotiated spread over lenders' cost of funds.

         The company has entered into a revolving credit and competitive advance facility agreement with several banks providing for commitments that terminate in 2000. Hercules may borrow up to a total of $380 million (of which $65 million was available at December 31, 1996) at agreed-upon spreads over various benchmark rates, such as the London Interbank Offered Rate (LIBOR). This agreement requires the maintenance of certain financial ratios.

         Long-term debt maturities during the next five years are $0 in 1997, $98 million in 1998, $2 million in 1999, $28 million in 2000, and $0 in 2001.

6.       SERIES PREFERRED STOCK
The series preferred stock is without par value and is issuable in series. There are 2,000,000 shares authorized for issuance, none of which have been issued.

7.       COMMON STOCK

Hercules common stock has a stated value of $25/48, and 300,000,000 shares are authorized for issuance. At December 31, 1996, a total of 12,658,657 shares
were reserved for issuance for the following purposes:   879,999 shares for
sales to the Savings Plan Trustee; 6,985,393 shares for the exercise of awards under the Stock Option Plan; 485,225 shares for awards under incentive compensation plans; 2,891,860 shares for conversion of debentures and notes; and 1,416,180 shares for employee stock purchases.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         For the company's stock repurchase program, from its start in 1991 through year-end 1996, the Board authorized the repurchase of up to 64,650,000 shares of company common stock. Of that total, 6,150,000 shares were intended
to satisfy requirements of various employee benefit programs.   During this
period, a total of 54,590,935 shares of common stock was purchased in the open market at an average price of $35.14 per share.

8.       STOCK-BASED INCENTIVE PLANS

The incentive compensation plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and nonemployee directors. Through 1994, shares of common stock awarded under these plans normally were either restricted stock or performance shares.
During the restriction period, award holders have the rights of stockholders, including the right to vote and receive cash dividends, but they cannot transfer ownership. Shares are forfeited and revert to the company in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

         Restricted stock continues to be awarded with respect to certain programs. In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation. Instead of restricted stock and performance shares for key management employees, the company uses regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions and risk of forfeiture). The number of awarded shares outstanding was 1,881,946; 1,691,546; and 3,269,250 at December 31, 1996, 1995, and 1994,
respectively.

         Under the company's incentive compensation plans, 485,225 shares of common stock were available for grant as options at December 31, 1996. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

         The company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the plans in 1996, 1995, or 1994. The cost of stock awards and other market-based units, which is charged to income over the restriction or performance period, amounted to $9 million for 1996; $81 million (including $39 million in the fourth quarter, primarily related to the early vesting of certain long-term incentive compensation programs) during 1995; and $41 million for 1994 (including a fourth-quarter charge of $15 million related to increases in the company's stock price and performance at above-target levels).

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS


         Below is a summary of outstanding stock option grants under the incentive compensation plans during 1994, 1995, and 1996:

                                             Regular                          Performance-Accelerated
                                    -----------------------------------------------------------------------
                                                     Weighted-                                  Weighted-
                                      Number of       Average              Number of             Average
                                       Shares          Price                 Shares               Price
                                    ------------  -------------           ------------        -------------
January 1, 1994                        3,400,548         $18.04                     --                   --
Granted                                  872,700         $35.60                     --                   --
Exercised                               (348,438)        $16.74                     --                   --
Forfeited                                (11,850)        $14.23                     --                   --

-----------------------------------------------------------------------------------------------------------
December 31, 1994                      3,912,960         $22.01                     --                   --
Granted                                  648,949         $47.69                786,375               $48.54
Exercised                               (654,625)        $22.24                     --                   --
Forfeited                                (24,100)        $16.02                     --                   --

-----------------------------------------------------------------------------------------------------------
December 31, 1995                      3,883,184         $26.24                786,375               $48.54
Granted                                  673,450         $55.40              2,303,750               $49.66
Exercised                               (646,247)        $21.29                     --                   --
Forfeited                                   (800)        $47.25                (14,319)              $48.29

-----------------------------------------------------------------------------------------------------------
December 31, 1996                      3,909,587         $32.49              3,075,806               $49.38


         The weighted-average fair value of regular stock options granted during 1995 was $13.91 and $14.36 during 1996. The weighted-average fair value of performance-accelerated stock options granted during 1995 and 1996 was $11.17 and $10.23, respectively.

         Following is a summary of regular stock options exercisable at December 31, 1994, 1995, and 1996, and their respective weighted-average share prices:

                                                                       Weighted- Average
                                           Number of Shares               Exercise Price
                                           ---------------------------------------------
Options exercisable
December 31, 1994                             2,242,950                           $16.69

Options exercisable
December 31, 1995                             2,567,445                           $20.70

Options exercisable
December 31, 1996                             2,636,457                           $25.08


         There were no performance-accelerated stock options exercisable at December 31, 1994, 1995, and 1996.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS


         Following is a summary of regular stock options outstanding at December 31, 1996:


                                          Outstanding Options                       Exercisable Options
                       --------------------------------------------------------------------------------------
                                            Weighted-
                        Number               Average          Weighted-           Number            Weighted-
                      Outstanding          Remaining           Average          Exercisable          Average
   Exercise                 at             Contractual         Exercise               at             Exercise
Price Range              12/31/96           Life               Price             12/31/96            Price
-----------            --------------------------------------------------------------------------------------
$ 0 - $20             1,328,987                4.38             $14.86           1,238,987            $14.76
$21 - $30               516,010                6.33             $24.99             516,010            $24.99
$31 - $40               761,400                7.35             $35.50             594,480            $35.39
$41+                  1,303,190                8.71             $51.68             286,980            $48.45

         The range of exercise prices for the performance-accelerated options outstanding at December 31, 1996, is $47 to $61 with a weighted-average contractual life of 9.28 years. The company estimates at December 31, 1996, 100% of such options will eventually vest.

Employee Stock Purchase Plan

The company's Employee Stock Purchase Plan is a qualified noncompensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 1,416,180 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 1996 and 1995, were 383,820 and 306,032, respectively. The company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan for 1996, 1995, and 1994.

         Had compensation cost for the company's Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted would be estimated on the grant date using the Black-Scholes option pricing model. The following assumptions would be used in estimating fair value for 1996 and 1995:

                                                                                              Employee
                                                                 Performance-                  Stock
                                         Regular                 Accelerated                 Purchase
          Assumption                       Plan                      Plan                       Plan
     ------------------------           ------------             ------------               ------------
     Dividend yield                          3.0%                      3.0%                       3.0%
     Risk-free interest rate                6.42%                     6.10%                      5.55%
     Expected life                          8 yrs.                    5 yrs.                     3 mos.
     Expected volatility                    21.9%                     20.6%                      22.7%


HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS

         The company's net income and earnings per share for 1996 and 1995 would approximate the pro forma amounts below:

                                                 (Dollars in millions, except per share)

                                                          1996                   1995
                                                         -----------------------------
         Net income
             As reported                                 $325                      $333
                                                         ==============================

             Pro forma                                   $317                      $329
                                                         ==============================

         Primary earnings per share
             As reported                                 $3.04                    $2.93
                                                         ==============================

             Pro forma                                   $2.97                    $2.90
                                                         ==============================

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

9.       ADDITIONAL BALANCE SHEET DETAIL

                                                                                      (Dollars in millions)

                                                                                       1996            1995
                                                                                  ----------------------------
Property, plant, and equipment
     Land                                                                            $     21        $      25
     Buildings and equipment                                                            2,247            2,456
     Construction in progress                                                              81               84
                                                                                  ----------------------------
         Total                                                                          2,349            2,565
     Accumulated depreciation and amortization                                          1,484            1,565
                                                                                  ----------------------------
     Net property, plant, and equipment                                              $    865        $   1,000
                                                                                  ============================

 Accrued expenses
     Payroll and employee benefits                                                   $     36        $      68
     Income taxes payable                                                                  20               50
     Other                                                                                185              245
                                                                                  ----------------------------
Accrued expenses                                                                     $    241        $     363
                                                                                  ============================


10.      PENSION BENEFITS
Hercules and its consolidated subsidiaries maintain various defined benefit pension plans covering substantially all employees. Benefits for most plans are based on average final pay and years of service, while benefits for certain represented locations are based on stated amounts and years of service. The company's funding policy, consistent with statutory requirements and tax considerations, is based on actuarial computations using the Entry Age Normal method of calculation.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS

      Net periodic pension cost includes the following components:

                                                                                          (Dollars in millions)

                                                        1996                   1995                  1994
                                                   --------------------------------------------------------
Service cost (benefits earned
   during the year)                                  $   19                  $  18                   $   28
Interest cost on projected
   benefit obligation                                    77                     80                      100
Return on plan assets                                  (139)                  (223)                       3
Plan deferrals and amortization                          46                    132                     (111)
Amortization of transition asset                        (14)                   (15)                     (19)
                                                   --------------------------------------------------------
Net periodic pension expense (credit)                 $ (11)                $   (8)                 $     1
                                                   ========================================================

      The company's pension plans have assets in excess of the accumulated benefit obligation. Plan assets include domestic and international equity and fixed income securities. The following table presents a reconciliation of the funded status of the pension plans to prepaid pension expense:

                                                                                   (Dollars in millions)
                                                                                 1996                  1995
                                                                          -----------------------------------
Plan assets at fair value                                                     $1,168                   $1,098
                                                                          -----------------------------------
Actuarial present value of benefit obligations:
Accumulated benefit obligation
      (vested, 1996--$911; 1995--$893)                                           948                      936
Effect of increase in compensation                                                98                      122
                                                                          -----------------------------------
Projected benefit obligation                                                   1,046                    1,058
                                                                          -----------------------------------
Plan assets in excess of projected benefit obligation                            122                       40
Unrecognized net loss                                                             90                      160
Unrecognized prior service cost                                                   34                       42
Unrecognized transition asset                                                    (53)                     (67)
                                                                          -----------------------------------
Prepaid pension expense                                                       $  193                   $  175
                                                                          ===================================

         Significant assumptions used in determining pension obligations, and the related pension expense, include a weighted-average discount rate of 7.75% at December 31, 1996, and 7.25% at December 31, 1995, and an assumed rate of increase in future compensation of 4.5% at both dates. The discount rate during 1996 was changed to 8% on July 1. The discount rate changes were made in response to interest rate changes in the economy. The expected long-term rate of return on plan assets was 9.25% for 1996 and 9% for 1995.

         The change in assumptions decreased the accumulated and projected benefit obligations by approximately $42 million and $51 million, respectively.

         On March 15, 1995, Hercules transferred pension plan assets of $306 million to an Alliant Techsystems pension plan in connection with the Aerospace divestiture. The underlying liabilities also were transferred to Alliant. The transfer of assets and liabilities resulted in curtailment and settlement losses of $16 million and $42 million, respectively, which were reflected in the net gain on the sale of the Aerospace segment. (See Note 14.) The settlement loss included a reduction of $28 million in the unrecognized transition asset.

11.      OTHER POSTRETIREMENT BENEFITS

Hercules provides certain defined benefit postretirement health care and life insurance benefits to retired employees. Substantially all employees are covered and become eligible for these benefits upon satisfying the appropriate age and service requirements.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         The following provides a reconciliation of the accumulated postretirement benefit obligation (APBO) to the liabilities reflected in the company's balance sheet at December 31, 1996 and 1995:

                                                                             (Dollars in millions)

                                                                        1996                1995
                                                                     ----------------------------
Accumulated postretirement benefit obligation:
      Retirees                                                         $112                  $153
      Fully eligible employees                                           10                    11
      Other employees                                                    19                    19
                                                                     ----------------------------
Total accumulated postretirement benefit obligation                     141                   183
Plan assets at fair value                                                 9                     9
                                                                     ----------------------------
APBO in excess of plan assets                                           132                   174
Unrecognized prior service benefit                                       55                    33
Unrecognized gain on plan assets                                          2                     1
Unrecognized actuarial loss                                             (15)                  (22)
                                                                     ----------------------------
Accrued postretirement benefit cost                                     174                   186
Amount included in accrued expenses -- other                            (20)                  (21)
                                                                     ----------------------------
Other postretirement benefits                                          $154                  $165
                                                                     ============================

      The postretirement plans are contributory. In August 1993, the company established a Voluntary Employees' Beneficiary Association (VEBA) Trust and contributed $10 million to fund postretirement benefits for eligible employees. Benefits for retirees not eligible under the Trust continue to be paid by the company. The company periodically obtains reimbursement from the Trust for claims paid by the company that are eligible for reimbursement. In 1996 and 1995, $2 million in reimbursements were received from the Trust. The plan assets are invested primarily in equity funds. The weighted average of the expected long-term rate of return on plan assets was 9.25% and 9% on December 31, 1996 and 1995, respectively.

      In January 1994, the company implemented managed care medical and pharmacy programs for retirees. These programs reduced the accumulated postretirement benefit obligation by $8 million. In February 1993, the company modified its health care benefits. The changes provided for increased cost-sharing by current and future retirees. The plan modifications reduced the accumulated postretirement benefit obligation by $62 million. These amounts are being amortized over the average remaining service lives of the company's active employees. The components of net periodic benefit costs have been reduced by $7 million and $8 million in 1996 and 1995, respectively, as a result of these changes.

      In 1996, Medicare Risk HMOs were offered to certain retiree groups. This initiative will be expanded in 1997 and thereafter. This plan change reduced the accumulated postretirement benefit obligation by $29 million, which will be amortized over the average remaining service lives of the company's active employees. The components of net periodic benefit costs have been reduced by $5 million in 1996 as a result of this change.

                                                                          (Dollars in millions)
                                                                        1996               1995
                                                                     ----------------------------
Service cost (benefits attributed to service during the year)          $  1                $    1
Interest cost on accumulated postretirement benefit obligation           11                    15
Plan deferrals and amortization                                          (4)                   (2)
Return on plan assets                                                    (2)                   (3)
                                                                     ----------------------------
Net periodic postretirement benefit cost                               $  6                $   11
                                                                     ============================

         The weighted-average discount rate used to estimate the accumulated postretirement benefit obligation was 7.75% at December 31, 1996, and 7.25% at December 31, 1995. The discount rate during 1996 was changed to 8% on July 1. The discount rate changes were made in response to interest rate changes in the economy.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         The assumed health care cost trend rate at December 31, 1996, was 6% for those under age 65 and 5% for those over age 65, decreasing to 4.5% in 1999 and thereafter. The assumed health care cost trend rate at December 31, 1995, was 8%, decreasing to 5% in 1998 and thereafter. At December 31, 1996 and 1995, the assumed compensation increases for life insurance were based on graded scales averaging 4.4% for salaried employees and 3.4% for wage employees. The change in the discount rate, return on assets, and health care trend rate assumptions decreased the accumulated postretirement benefit obligation by $5 million and the net periodic benefit costs by $1 million in 1996.

         A 1% increase in the assumed health care cost trend rate would have increased the accumulated obligation as of December 31, 1996, and the net benefit cost for 1996 by $6 million and $1 million, respectively, and $11 million and $1 million, respectively, as of December 31, 1995.

         As a result of the sale of the Aerospace business, the company recognized a curtailment gain in 1995 of $25 million, which was reflected in the net gain on the disposition of the Aerospace segment. (See Note 14.)

12.      OTHER OPERATING EXPENSES (INCOME), NET

Other operating expenses (income), net, includes probable recoveries related to environmental remediation of $13 million and reduction in the estimated loss on the divestiture of the Composite Products Division of $5 million. Other operating expenses (income), net, include environmental cleanup costs of $35 million in 1995 and $20 million in 1994, principally for nonoperating sites. The 1995 expense also includes employee separation costs and write-offs of $4 million and a fourth-quarter charge of $8 million related to estimated losses on the Composite Products divestiture. Additionally, other operating expenses (income), net, in 1994 included employee separation costs from a corporate-wide early retirement incentive option, involuntary terminations, and write-offs of $19 million.

13.      INTEREST AND DEBT EXPENSE

Interest and debt costs are summarized as follows:

                                                                     (Dollars in millions)
                                             1996                1995               1994
                                           ----------------------------------------------
Costs incurred                                $40                  $33                $36
Amount capitalized                              5                    5                  8
                                           ----------------------------------------------
Amount expensed                                35                  $28                $28
                                           ==============================================

14.   OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists of the following:

                                                                    (Dollars in millions)
                                             1996               1995               1994
                                           ----------------------------------------------
Interest income                           $    5               $    9              $    8
Net gains on dispositions                     22                  132                  14
Miscellaneous expense, net                    (1)                 (12)                (31)
                                           ----------------------------------------------
                                              26               $  129              $   (9)
                                           ==============================================

         Net gains on dispositions in 1996 reflect the sale of real estate and the fourth-quarter sale of a product line. In 1995, net gains on dispositions primarily reflect the sale of the Aerospace segment, $39 million, and the fourth-quarter sale of the Electronics & Printing Division of the Food & Functional Products segment, $85 million. In 1994, net gains on dispositions primarily reflect the sale of the company's interests in affiliated companies. Miscellaneous expense, net, includes net foreign currency gains (losses) of $11 million, ($16) million, and ($9) million in 1996, 1995, and 1994, respectively.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

15.   INCOME TAXES

The domestic and foreign components of income before taxes are presented below:

                                                                    (Dollars in millions)
                                             1996              1995                 1994
                                           ----------------------------------------------
Domestic                                     $250               $297                 $243
Foreign                                       235                208                  165
                                           ----------------------------------------------
                                             $485               $505                 $408
                                           ==============================================

      A summary of the components of the tax provision follows:

                                                                    (Dollars in millions)
                                             1996             1995                 1994
                                           ----------------------------------------------
Currently payable
      U.S. federal                          $  33              $122                  $83
      Foreign                                  60                62                   46
      State                                     9                 1                    6

Deferred
      Domestic                                 41               (15)                  (5)
      Foreign                                  17                 2                    4
                                           ----------------------------------------------
Provision for income taxes                   $160              $172                 $134
                                           ==============================================

      Deferred tax liabilities (assets) at December 31 consist of:

                                                                         (Dollars in millions)
                                                                  1996                1995
                                                              ------------------------------
      Depreciation                                                $ 161                $ 156
      Prepaid pension                                                76                   72
      Inventory                                                      10                    9
      Other                                                          24                   16
                                                              ------------------------------
      Gross deferred tax liabilities                                271                  253
                                                              ------------------------------
      Postretirement benefits other than pensions                   (71)                 (79)

      Accrued expenses                                              (88)                 (98)
      Loss carryforwards                                            (16)                 (16)
      Other                                                         (18)                 (40)
                                                              ------------------------------
      Gross deferred tax assets                                    (193)                (233)
                                                              ------------------------------
      Valuation allowance                                            15                   15
                                                              ------------------------------
                                                                  $  93                $  35
                                                              ==============================

      During 1996, the provision for income taxes was favorably affected by utilization of tax loss carryforwards. In 1995, the provision was favorably affected by increased utilization of foreign tax credits and a state income tax settlement related to the prior year sale of an investment. The 1994 rate included recognition of $4 million of R&E credit related to research and development expenditures incurred on certain government contracts.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS

      A reconciliation of the U.S. statutory income tax rate to the effective rate follows:

                                             1996                1995              1994
                                           ---------------------------------------------
U.S.  statutory income tax rate             35%                 35%                 35%
R&E tax credit                              --                  --                  (1)
Foreign dividends net of credits            --                  (1)                  1
State taxes                                  1                   1                   1
Utilization of operating losses             (2)                 --                  --
Valuation allowance                         --                  --                  (1)
Other                                       (1)                 (1)                 (2)
                                           ---------------------------------------------
Effective tax rate                          33%                 34%                 33%
                                           =============================================

      The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or U.S. income taxes has been made amounted to $428 million at December 31, 1996. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate because of the availability of tax credits.

16.      EARNINGS PER SHARE

Primary earnings per share are calculated on the basis of the average number of common and common-equivalent shares, using net income adjusted to reflect the elimination of interest expense, net of taxes, on the 6.5% convertible debentures. Shares used in the calculation are as follows:

         1996                           107,025,499
         1995                           113,691,438
         1994                           120,040,209

      Fully diluted earnings per share, which additionally assumes conversion of the 8% convertible subordinated debentures, are not materially different from primary earnings per share. Equivalent shares are increased by an additional 2,739,070 in 1996, 3,160,537 in 1995, and 4,900,548 in 1994, and net
income is further adjusted to eliminate interest expense, net of taxes, of $2 million for 1996 and 1995, and $4 million for 1994.

17.   FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Interest Rate Risk Management

Beginning in March 1996, the company entered into a series of agreements, which effectively converted floating rate debt into debt with a fixed rate ranging from 6.03% to 6.15% per year. Agreements mature from 1998 through the fourth quarter of 2000. During the reporting period, these agreements expired: a 1992 three-year amortizing interest rate swap, which converted 5.52% fixed-rate debt to floating-rate debt, and 1993 agreements, which converted floating-rate debt into debt with a fixed rate ranging from 4.92% to 7.52% per year. For the years 1996, 1995, and 1994, these contracts resulted in a less than 1% change in the effective interest rate on the weighted-average notional principal amounts outstanding. The aggregate notional principal amounts at the end of 1996 and 1995 were $125 million and $160 million, respectively.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS

      The following table indicates the types of swaps used and their weighted-average interest rates:

                                                                      (Dollars in millions)

                                                                     1996              1995
                                                                 --------------------------
      Pay fixed on swaps notional amount (at year-end)               $125             $160
         Average pay rate                                            6.1%              6.1%
         Average receive rate                                        5.5%              6.0%

Foreign Exchange Risk Management

The company selectively uses foreign currency forward contracts to offset the effects of exchange rate changes on reported earnings, cash flow, and net asset positions. The primary exposures are denominated in Danish kroner, Dutch guilder, Belgian franc, British pound sterling, and the German mark. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than one year. At December 31, 1996 and 1995, the company had outstanding forward-exchange contracts to purchase foreign currencies aggregating $17 million and $24 million and to sell foreign currencies aggregating $184 million and $282 million, respectively. Non-U.S. dollar cross-currency trades aggregated $500 million in 1996 and $303 million in 1995. The forward- exchange contracts outstanding at December 31, 1996, will mature during 1997. No currency swap agreements were outstanding at December 31, 1996 or 1995. Fair values of derivative contracts are indicative of cash that would have been required had settlement been December 31, 1996.

Fair Values

The following table presents the carrying amounts and fair values of the company's financial instruments at December 31, 1996 and 1995:

                                                                                   (Dollars in millions)

                                                        1996                             1995
                                           -------------------------------------------------------------
                                             Carrying           Fair          Carrying             Fair
                                             Amount            Value           Amount             Value
                                           -------------------------------------------------------------
Investment securities                          $   33          $   33           $   40            $   40
Long-term debt                                   (345)           (430)            (298)             (425)
Foreign exchange contracts                          3*              3               --                --
Interest rate swap contracts                       --              --               (1)*              (2)

         *The carrying amount represents the net unrealized gain or net interest payable associated with the contracts at the end of the period.

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

18.      PENDING DIVESTITURE

In February 1997, the company announced the signing of an agreement by Tastemaker, the 50%-owned flavors joint venture, to divest its operating assets to Roche, the Swiss parent company of Givaudan-Roure.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The transaction is expected to result in a financial gain. In conjunction with the transaction, it is management's intention to increase leverage so that the net cash value of the transaction to Hercules approximates $550 million.
Equity income of affiliated companies includes Tastemaker earnings of $32 million in 1996, $28 million in 1995, and $22 million in 1994.

19.      DIVESTITURES

In June 1996, the company sold its Composite Products Division for $141 million in cash. Net sales and operating profits (losses) of this business were $49 million and $8 million, respectively, in 1996, $98 million and ($2) million, respectively, in 1995, and $86 million and ($12) million, respectively, in 1994. In March 1995, the company sold its Aerospace segment to Alliant Techsystems for $247 million in cash and 3.86 million shares of Alliant common stock. Net sales and operating profits of this segment were $123 million and $13 million, respectively, in 1995 and $657 million and $110 million, respectively, in 1994. In December 1995, Hercules sold its Electronics & Printing Division of the Food & Functional Products segment to MacDermid Incorporated for $100 million in cash and $30 million in preferred stock. Net sales and operating profit of this division were $66 million and $16 million in 1995, respectively, and $67 million and $12 million, respectively, in 1994. During 1994, the company completed the divestiture of its Packaging Films and Liquid Molding Resins business units for $173 million in cash. Net sales and operating results of these units were $47 million and $0, respectively, for the year ended December 31, 1994.

20.      COMMITMENTS AND CONTINGENCIES

Leases:

Hercules has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $31 million in 1996, $35 million in 1995, and $41 million in 1994.

         At December 31, 1996, minimum rental payments under noncancelable leases aggregated $306 million with subleases of $10 million. A significant portion of these payments relates to a long-term operating lease for corporate office facilities. The net minimum payments over the next five years are $21 million in 1997, $21 million in 1998, $22 million in 1999, $19 million in 2000, and $18 million in 2001.

Environmental:

Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $70 million and $246 million. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules becomes aware of sites in which it may be, but has not yet been named, a PRP principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other government agency or through correspondence with previously named PRPs requesting information on Hercules' activities at sites under investigation. Hercules brought suit in 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. Hercules has not included any insurance recovery in the estimates above.

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

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

         Other defendants in this litigation have either settled with the government or, in the case of the Department of Defense (DoD), have not been held liable. Hercules appealed the Court's order finding the DoD not liable. On January 31, 1995, the 8th Circuit Court of Appeals upheld the Court's order. Hercules filed a petition to the U.S. Supreme Court requesting review and reversal of the 8th Circuit Court ruling. This petition was denied on June 26, 1995, and the case was remanded to the District Court for further proceedings.

         Hercules' potential costs for remediation of the Jacksonville site are presently estimated between $29 million and $109 million. These costs are based on Hercules' assessment of potential liability, the level of participation by other PRPs, and current estimates of remediation costs.

         At December 31, 1996, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

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

         Hercules is also a defendant in a class action (approximately 140 members) of property owners adjacent to its Brunswick, Georgia, plant. The class members seek property impairment related damages including damages for alleged decrease in property values caused by the presence of toxaphene (a pesticide manufactured at the plant from 1948 to 1980) on their properties. The class members claim that the toxaphene resulted from manufacturing operations. In February 1997, a settlement was reached, subject to the approval of the court. The amount is not material to the financial condition of the company.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

21.      OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

Hercules operates worldwide, manufacturing chemical specialty products. Core businesses are Aqualon, Paper Technology, Resins, Food Gums, and Fibers. Principal products and markets include water-soluble polymers for latex paints, wet-strength and sizing aids for paper production, rosin and hydrocarbon resins for adhesives, natural gums for food and beverages, and polypropylene fiber for disposable diapers.

         Sales to the U.S. Government and other customers under government contracts, principally by the divested Aerospace segment, aggregate $123 million in 1995 and $602 million in 1994. Intersegment sales are eliminated and insignificant.

         Operating results are prepared on a "customer basis," meaning that net sales and profit (loss) from operations are included in the geographic area where the customer is located. Assets are included in the geographic area in which the producing entities are located. A direct sale from the United States to an unaffiliated customer in Europe is reported as a European sale.
Interarea sales between Hercules locations are made at transfer prices that approximate market price and have been eliminated from consolidated net sales. Operating profit for the individual area includes the full profitability generated by sales of Hercules products imported from other geographic areas.

         Identifiable assets include net trade accounts receivable, inventories, and net property, plant, and equipment.

         Consolidated foreign subsidiaries had net assets (including translation adjustment) of $522 million at December 31, 1996, $605 million at December 31, 1995, and $574 million at December 31, 1994, and net income of $158 million in 1996, $144 million in 1995, and $115 million in 1994.

         Direct export sales from the United States to unaffiliated customers were $295 million, $291 million, and $286 million for 1996, 1995, and 1994, respectively.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

21.      OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA Continued

                                                          (Dollars in millions)

                                                     Food &
                                 Chemical          Functional                         Corporate &
Industry Segments               Specialties          Products         Aerospace*         Other         Total
-------------------------------------------------------------------------------------------------------------
1996
-------------------------------------------------------------------------------------------------------------
Net sales                         $1,085          $   923          $   --            $   52           $2,060
Profit from operations               205              217              --                19              441
Identifiable assets                  753              701              --                13            1,467
Capital expenditures                  61               55              --                 4              120
Depreciation                          46               54              --                 6              106

-------------------------------------------------------------------------------------------------------------
1995
Net sales                          1,154            1,046             123               104            2,427
Profit (loss) from operations        211              187              13               (48)             363
Identifiable assets                  748              747              --               165            1,660
Capital expenditures                  61               43               6                 7              117
Depreciation                          51               67               2                13              133

-------------------------------------------------------------------------------------------------------------
1994
Net sales                          1,081              945             657               138            2,821
Profit (loss) from operations        197              148             110               (36)             419
Identifiable assets                  715              780             543                83            2,121
Capital expenditures                  52              100               9                 3              164
Depreciation                          49               53              35                11              148


                                 United
Geographic Areas                 States           Europe          Americas**      Asia Pacific        Total
-------------------------------------------------------------------------------------------------------------
1996
-------------------------------------------------------------------------------------------------------------
Net sales to
 unaffiliated customers          $   929             $726            $223              $182           $2,060
Profit from operations               177              151              65                48              441
Identifiable assets                  767              581              86                33            1,467

1995
-------------------------------------------------------------------------------------------------------------
Net sales to
  unaffiliated customers           1,241              762             243               181            2,427
Profit from operations                92              152              65                54              363
Identifiable assets                  905              655              80                20            1,660

1994
-------------------------------------------------------------------------------------------------------------
Net sales to
  unaffiliated customers           1,763              643             252               163            2,821
Profit from operations               201              100              60                58              419
Identifiable assets                1,406              622              77                16            2,121



*   Reflects results of operations through March 14, 1995.
**  Ex-U.S.A.

Hercules Incorporated
Summary of Quarterly Results (Unaudited)
                                         (Dollars in millions, except per share)

                                         1st Quarter     2nd Quarter     3rd Quarter       4th Quarter         Year
                                        1996    1995    1996     1995    1996    1995     1996    1995     1996    1995
-------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net sales                               $503    $693     $545    $614     $518    $571     $494    $549   $2,060   $2,427
Cost of sales                            326     462      354     392      327     367      313     370    1,320    1,591
SG&A and R&D                              80     109       79     102       78      94       81     121      318      426
Other operating expenses (income), net    (1)      8       (5)      3      (14)      5        1      31      (19)      47
                                        ---------------------------------------------------------------------------------

Profit from operations                    98     114      117     117      127     105       99      27      441      363
Equity income                             14       7       16      14       12      11       11       9       53       41
Interest and debt expense                  8       7        9       7        9       7        9       7       35       28
Other income (expense), net               12      27        8      (8)      (2)     11        8      98       26      129
                                        ---------------------------------------------------------------------------------

Income before taxes                      116     141      132     116      128     120      109     127      485      505
Income taxes                              40      52       44      37       43      40       33      43      160      172
                                        ---------------------------------------------------------------------------------

Net income                              $ 76    $ 89     $ 88    $ 79    $  85    $ 80     $ 76    $ 84     $325    $ 333
                                        =================================================================================

Earnings per share                      $.70    $.76    $ .81    $.70     $.80    $.72     $.73    $.75    $3.04    $2.93
                                        =================================================================================

NET SALES BY INDUSTRY SEGMENT
Chemical Specialties                    $252    $289     $275    $299     $280    $286     $278    $280   $1,085   $1,154
Food & Functional Products               228     257      242     287      237     260      216     242      923    1,046
Aerospace                                 --     123       --      --       --      --       --      --       --      123 *
Corporate & other                         23      24       28      28        1      25       --      27       52      104
                                        ---------------------------------------------------------------------------------
Total                                   $503    $693     $545    $614     $518    $571     $494    $549   $2,060   $2,427
                                        =================================================================================

PROFIT (LOSS) FROM OPERATIONS
BY INDUSTRY SEGMENT
Chemical Specialties                    $ 45    $ 59     $ 53    $ 61     $ 55    $ 55     $ 52    $ 35     $205     $211
Food & Functional Products                51      47       58      59       60      56       48      25      217      187
Aerospace                                 --      13       --      --       --      --       --      --       --       13 *
Corporate & other                          2      (5)       6      (3)      12      (6)      (1)    (33)      19      (48)
                                        ---------------------------------------------------------------------------------
Total                                   $ 98    $114     $117    $117     $127    $105     $ 99    $ 27     $441     $363
                                        =================================================================================







*   Reflects results of operations through March 14, 1995.

Principal Consolidated, Wholly Owned Subsidiaries (Directly or Indirectly)


ARGENTINA
Hercules Fibers Argentina S.A., Buenos Aires

AUSTRIA
Patex Chemie GmbH, Traun

THE BAHAMAS
Hercules International Trade Corporation Limited (HINTCO), Nassau

BELGIUM
Hercules Belgium N.V., Doel/Beringen
S.A. Hercules Europe N.V., Brussels

BERMUDA
Curtis Bay Insurance Co., Ltd., Hamilton

BRAZIL
Hercules do Brasil Produtos Quimicos Ltda., Sao Paulo

CANADA
Genu Products Canada Ltd., Pubnico, Nova Scotia
Hercules Canada Inc., Mississauga, Ontario

COLOMBIA
Quimica Hercules de Colombia S.A., Bogota

CZECH REPUBLIC
Hercules CZ s.r.o., Prague

DENMARK
Copenhagen Pectin A/S, Lille Skensved

ENGLAND
Hercules Limited, Surrey

FINLAND
Oy Hercofinn Ab, Helsinki

FRANCE
Aqualon France B.V., Rueil
Hercules S.A., Rueil

GERMANY
Hercules GmbH, Dusseldorf
Pomosin GmbH, Grossenbrode

HONG KONG
Hercules China Limited, Hong Kong

ITALY
Hercules Italia S.p.A., Milan

JAPAN
Hercules Japan Ltd., Tokyo

MEXICO
Hercules Fibras de Mexico, S.A. de C.V., Altamira, Tampico
Quimica Hercules, S.A. de C.V., Mexico City

THE NETHERLANDS
Hercules B.V., Rijswijk

SINGAPORE (REPUBLIC OF)
Hercules Singapore Pte Ltd., Singapore

SPAIN
Hercules Quimica, S.A., Tarragona

SWEDEN
Hercules AB, Goteborg

VIRGIN ISLANDS
Hercules Overseas Corporation, St. Thomas

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
         Not Applicable.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
         Information regarding directors and nominees for directors of the company is included under the caption entitled "Re-election of Directors" on page 3 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers begins on page 10 of that report.

         Disclosure of information for directors, officers, and other persons not meeting the timely reporting requirements under section 16(a) of the Exchange Act is contained in the Proxy Statement under the caption entitled "Section 16(A) Beneficial Ownership Report Compliance" on page 23 and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION:
         Information regarding executive compensation of Hercules' directors and executive officers is included in the Proxy Statement under the caption entitled "Board Compensation" on page 9, and the caption entitled "Report of the Compensation Committee" on pages 12 through 16, respectively, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
         Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the company is included under the caption entitled "Beneficial Ownership" on page 17 of the Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
         In 1996, no director or officer had an involvement in such transactions of a nature or magnitude to require disclosure under the applicable SEC thresholds.

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

    (b)  Reports on Form 8-K.

         Hercules was not required to file any reports on Form 8-K for the quarter ended December 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.


                                        HERCULES INCORPORATED

                                        By   GEORGE MACKENZIE
                                          -------------------------------------
                                             George MacKenzie, Senior Vice
                                             President
                                             and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 1997.

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
    Chairman and Chief Executive Officer            R. KEITH ELLIOTT
                                             ----------------------------------
                                                     R. Keith Elliott


PRINCIPAL FINANCIAL OFFICER:
    Senior Vice President and                      GEORGE MACKENZIE
    Chief Financial Officer                  ----------------------------------
                                                   George MacKenzie

PRINCIPAL ACCOUNTING OFFICER:
    Vice President and Controller                    VIKRAM JOG
                                             ----------------------------------
                                                     Vikram Jog

DIRECTORS:


     VINCENT J. CORBO                              RALPH L. MACDONALD, JR.
----------------------------------           ----------------------------------
     Vincent J. Corbo                              Ralph L. MacDonald, Jr.




   RICHARD M. FAIRBANKS, III                         H. EUGENE MCBRAYER
----------------------------------           ----------------------------------
     R. M. Fairbanks, III                            H. Eugene McBrayer


       EDITH E. HOLIDAY                               PAULA A. SNEED
----------------------------------           ----------------------------------
       Edith E. Holiday                               Paula A. Sneed


        ROBERT G. JAHN                                LEE M. THOMAS
----------------------------------           ----------------------------------
        Robert G. Jahn                                Lee M. Thomas


      GAYNOR N. KELLEY
----------------------------------
      Gaynor N. Kelley

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

10-P      Hercules Incorporated Long Term Incentive                 Exhibit 10-P, Amended and restated as of
          Compensation Plan                                         April 27, 1995.

21        Subsidiaries of the Registrant.                           Page 38 of 1996 Form 10-K.  See Part II,
                                                                    Item 8.
23-A      Consent of Independent Accountants.                       Page 44 of 1996 Form 10-K.

27        Financial Data Schedule



* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference should be located in SEC File No. 1-496.