Form 10-Q
period 1997-03-31
HERCULES INC
filed 1997-05-15
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997
                          Commission file number 1-496

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

Yes  X            No
   ----             ----

         As of April 30, 1997, 100,435,847 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions, except per share)

                                                       (Unaudited)
                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1997         1996
                                                    -----        -----
Net sales                                           $ 495        $ 503

Cost of sales                                         320          326
Selling, general, and administrative expenses          66           66
Research and development                               14           14
Other operating expenses (income), net                163           (1)
                                                    -----        -----

Profit (loss) from operations                         (68)          98

Equity in income of affiliated companies               17           14
Interest and debt expense                              10            8
Other income, net                                     335           12
                                                    -----        -----

Income before income taxes                            274          116
Provision for income taxes                            166           40
                                                    -----        -----

Net income                                          $ 108        $  76
                                                    =====        =====

Earnings per share                                  $1.05        $0.70
                                                    =====        =====

Dividends per share                                 $0.25        $0.23
                                                    =====        =====


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

                                                       (Unaudited)
                                                   March 31    December 31
                                                   --------    -----------
                                                      1997         1996
                                                    ------       ------
ASSETS
Current assets
  Cash and cash equivalents                         $   46       $   30
  Accounts and notes receivable, net                   404          394
  Inventories
     Finished products                                 137          154
     Materials, supplies, and work in process          133          125
  Deferred income taxes                                 36           36
                                                    ------       ------
     Total current assets                              756          739

Property, plant, and equipment                       2,280        2,349
Accumulated depreciation and amortization            1,547        1,484
                                                    ------       ------
     Net property, plant, and equipment                733          865

Investments                                            746          364
Other assets                                           419          418
                                                    ------       ------
     Total assets                                   $2,654       $2,386
                                                    ======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                  $  115       $  140
  Accrued expenses                                     314          221
  Short-term debt                                      352          313
  Income taxes payable                                  57           20
                                                    ------       ------
     Total current liabilities                         838          694

Long-term debt                                         255          345
Deferred income taxes                                  236          129
Postretirement benefits and other liabilities          403          331

Stockholders' equity
  Common stock (issued 1997--152,280,694;
     1996--152,269,076 shares)                          79           79
  Additional paid-in capital                           485          493
  Foreign currency translation adjustment               11           45
  Retained earnings                                  2,025        1,942
                                                    ------       ------
                                                     2,600        2,559

Reacquired stock, at cost (1997--50,881,229;
     1996--50,866,562)                               1,678        1,672
                                                    ------       ------
  Total stockholders' equity                           922          887
                                                    ------       ------

  Total liabilities and stockholders' equity        $2,654       $2,386
                                                    ======       ======

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW
(Dollars in millions)

                                                               (Unaudited)
                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                             1997         1996
                                                            -----        -----
Net cash provided by (used in) operations                   $  33        $  (6)
                                                            -----        -----

Cash Flow from Investing Activities:
Capital expenditures                                          (24)         (21)
Proceeds of investment and fixed asset disposals              108            8
Other, net                                                      1           11
                                                            -----        -----
Net cash provided by (used in) investing activities            85           (2)
                                                            -----        -----

Cash Flow from Financing Activities:
Long-term debt repayments                                     (90)          (7)
Change in short-term debt                                      39          124
Common stock reissued                                           3            5
Common stock reacquired                                       (28)        (113)
Dividends paid                                                (25)         (25)
                                                            -----        -----
Net cash used in financing activities                        (101)         (16)
                                                            -----        -----

Effect of exchange rate changes on cash                        (1)          --
                                                            -----        -----

Net increase (decrease) in cash and cash equivalents           16          (24)
Cash and cash equivalents - beginning of period                30           73
                                                            -----        -----
Cash and cash equivalents - end of period                   $  46        $  49
                                                            =====        =====

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
    Interest (net of amount capitalized)                    $   6        $   7
    Income taxes                                               15           47
Noncash Investing and Financing Activities:
    Accounts payable for common stock acquisitions              8           --
    Incentive plan stock issuances                              2            7
    Investment in long-term note                              500           --


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS                                        (Unaudited)

1. These condensed financial statements are unaudited, but in the opinion of management include all adjustments necessary to present fairly the Company's financial position and results of operations for interim periods. It is suggested that these condensed financial statements be read in conjunction with the accounting policies and the financial statements and notes thereto included in the Company's annual report for 1996.

2. Primary earnings per share are calculated on the basis of average number of common and common equivalent shares of 102,783,847 at March 31, 1997 and 109,583,935 at March 31, 1996. Earnings have been adjusted to reflect the elimination of interest expense, net of taxes, on the 6.5% convertible debentures.

      Fully diluted earnings per share, which additionally assume conversion of the 8% convertible subordinated debentures, are not materially different from primary earnings per share. In the fully diluted computation, the number of shares is increased by 2,742,663 in 1997 and 2,745,711 in 1996. Earnings are further adjusted in both 1997 and 1996 to reflect the elimination of interest expense on the 8% debentures.

3. Cost and expenses include depreciation of $22 million and $31 million for the quarters ended March 31, 1997 and 1996, respectively.

4. Other operating expenses for the quarter ended March 31, 1997 include charges of $141 million associated with management organizational changes and adoption of alternative competitive strategies relative to current businesses, announced in late February and March of 1997. This charge includes $118 million related to asset rationalizations and impairment and $23 million related to severance benefits.

      Included in the $118 million is an impairment loss of $91 million ($23 million in Food & Functional Products and $68 million in Chemical Specialties), where the sum of estimated future cash flows (undiscounted) was less than the carrying amount of the assets. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used by the Company to evaluate potential investments. Additionally, the Company recognized approximately $27 million of rationalization charges primarily associated with certain assets, which will no longer be utilized, and lease abandonment costs.

       Concurrently, management authorized and committed the Company to a plan to reduce its work force and accrued $23 million of severance related benefits, of which approximately $20 million is the remaining liability at March 31, 1997. Under the plan, approximately 260 employees will be terminated. The plan includes reorganization of management, reductions in operating personnel at certain domestic and foreign facilities, and the consolidation of certain support functions.

       Additionally, other operating expenses include $13 million of net environmental cleanup costs, principally for nonoperating sites and $8 million of executive retirement benefits.

      Other operating expenses (income), for the quarter ended March 31, 1996 includes a $2 million reduction in the estimated losses on the divestiture of the Composite Products Division.

5. Interest and debt costs are summarized as follows:

(Dollars in millions)                                  Three Months Ended March 31,
                                                       ----------------------------
                                                          1997              1996
                                                          ----              ----
Costs incurred                                             $11                $9
Amount capitalized                                           1                 1
                                                           ---                --
Interest expense                                           $10                $8
                                                           ===                ==

6. Other income, net for the quarter ended March 31, 1997 primarily reflects a gain of $357 million on completion of transactions to monetize the investment in Tastemaker, a 50%-owned flavors joint venture. In addition, it includes net foreign currency gains of $11 million and charges of $32 million related to legal settlements and accruals. Other income, net for the quarter ended March 31, 1996 primarily reflects the gain on the sale of real estate of $7 million and additional gains from post-closing adjustments to the fourth quarter 1995 sale of the Electronics & Printing Division of $4 million.

7. Dividends received from affiliated companies accounted for on the equity method were $0 and $3 million during the quarters ended March 31, 1997 and 1996, respectively.

8. A summary of short-term and long-term debt follows:

(Dollars in millions)                                  March 31,         December 31,
                                                       ---------         ------------
                                                         1997               1996
                                                         ----               ----
SHORT-TERM:
Commercial paper                                         $300               $265
Banks                                                      52                 48
Current maturities                                         --                 --
                                                         ----               ----
                                                         $352               $313
                                                         ====               ====

At March 31, 1997, Hercules had $109 million of unused lines of credit that may be drawn as needed. Lines of credit in use at March 31, 1997, were $52 million.

(Dollars in millions)
LONG-TERM:
6.5% convertible subordinated debentures due 1999        $  2               $  2
7.85% notes due 2000                                       25                 25
6.625% notes due 2003                                     125                125
8% convertible subordinated debentures due 2010            41                 41
Commercial paper                                           50                 50
Variable rate loans                                         5                 93
Other                                                       7                  9
                                                         ----               ----
                                                          255                345
Current maturities of long-term debt                       --                 --
                                                         ----               ----

Net long-term debt                                       $255               $345
                                                         ====               ====

9. Since 1991, the Board of Directors has authorized the repurchase of up to 74,650,000 shares of Company common stock, 6,150,000 shares of which is intended to satisfy requirements of various employee benefit programs. Through March 31, 1997, a total of 55,050,768 shares of common stock (including 6,150,000 shares for employee benefit programs) had been purchased in the open market at an average price of $35.22 per share.

10. In March 1997, the Company completed transactions to monetize its investment in Tastemaker for approximately $608 million, including $103 million in cash and a $500-million, 6.2%, interest-bearing five-year note, expected to be paid in three years, classified as "held to maturity." Equity in income of affiliated companies includes Tastemaker earnings of $11 million and $8 million for the quarters ended March 31, 1997 and 1996, respectively. Tastemaker earnings included in equity income for the year 1996 were $32 million.

11. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures. Had the SFAS No. 128 provisions been required at March 31, 1997, the Company's earnings per share would approximate the pro-forma amounts below:

                                                      March 31,
                                                     -----------
                                                1997                1996
                                              --------            --------
      Basic E.P.S                             $   1.07            $    .71
      Diluted E.P.S                           $   1.03            $    .68

      The provisions of SFAS No. 129 established standards for disclosing information about an entity's capital structure. Adoption of this standard will have no effect on the companies current disclosure requirements.

12.   (a) Environmental:

      Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $90 million and $257 million. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules becomes aware of sites in which it may be, but has not yet been named, a PRP principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other government agency or through correspondence with previously named PRPs requesting information on Hercules' activities at sites under investigation. Hercules brought suit in 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. Hercules has not included any insurance recovery in the estimates above.

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

      Hercules' potential costs for remediation of the Jacksonville site are presently estimated between $34 million and $111 million. These costs are based on Hercules' assessment of potential liability, the level of participation by other PRPs, and current estimates of remediation costs.

      At March 31, 1997, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. During the quarter ended March 31, 1997, based upon completion of several site investigations, clarification of and new remediation requirements, and reduced level of participation by other PRPs, the Company recognized a net increase in environmental expense of $13 million. The company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

      (b) Litigation:

      Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. In these legal proceedings, no director, officer, or affiliate is a party or a named defendant. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage, and personal injury matters. Hercules also is a defendant in two Qui Tam ("Whistle Blower") lawsuits brought by former employees of the Aerospace segment sold to Alliant Techsystems. One suit involves allegations relating to submission of false claims and records, delivery of defective products, and a deficient quality control program. The other suit involves allegations of mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement, and wrongful termination claims. The government, after investigation of the allegations, declined to intervene in either lawsuit. The first of these lawsuits is presently scheduled for trial in 1997. While damages claimed in the first suit are material, the company believes no damages were incurred by the government, no false claims were made to the government, and alleged damages are speculative and unsupportable. The damages in the second suit were not defined. The company intends to vigorously defend these lawsuits.

      Hercules is also a defendant in a class action (approximately 140 members) of property owners adjacent to its Brunswick, Georgia, plant. The class members seek property impairment related damages including damages for alleged decrease in property values caused by the presence of toxaphene (a pesticide manufactured at the plant from 1948 to 1980) on their properties. The class members claim that the toxaphene resulted from manufacturing operations. In February 1997, a settlement was reached, subject to the approval of the court. The court approved the settlement on April 2, 1997. The amount is not material to the financial condition of the company.

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


OTHER FINANCIAL INFORMATION

Operational Highlights
(Dollars in millions)
                                                          Three Months Ended March 31,
                                                          ------------ ---------------
                                                               1997        1996
                                                               ----        ----
      Net Sales by Industry Segment
           Chemical Specialties                               $ 272        $252
           Food & Functional Products                           223         228
           Corporate and other                                   --          23
                                                              -----        ----
               Total                                          $ 495        $503
                                                              =====        ====

      Profit (Loss) from Operations by Industry Segment
           Chemical Specialties                               $( 46)       $ 45
           Food & Functional Products                            (3)         51
           Corporate and other                                  (19)          2
                                                              -----        ----
               Total                                          $( 68)       $ 98
                                                              =====        ====

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

         In late February and March of 1997, Hercules announced several changes in executive leadership and the adoption of alternative strategies intended to strengthen its current businesses. This will result in the shutdown of certain high-cost manufacturing facilities; consolidation of redundant manufacturing locations; workforce reductions, primarily operating personnel at certain domestic and foreign facilities; and a more realistic balance between selling prices and volumes. These measures are designed to improve manufacturing capacity utilization, create operating efficiencies, and eliminate redundant functions (see Note 4). It is the Company's goal to complete these programs by the first quarter of 1998. These actions are expected to have a favorable effect on future before tax annual earnings in the range of $20 million to $25 million, beginning in 1998.*

         The table below reflects results through profit from operations on an adjusted basis. The 1997 results exclude the effects of asset rationalization and impairment, severance, benefits, and other adjustments aggregating $161 million (see Notes 4 and 12). 1996 has been adjusted to exclude the results of operations of the aroma chemicals business unit of the Food & Functional Products segment, the ink resins business unit of the Chemical Specialties segment, and the Composite Products Division of the Corporate and other segment, which were divested in 1996. The table should make it easier to compare quarter-over-quarter operating results. Accordingly, the discussion that follows speaks to the comparisons in the table through profit from operations.

(Dollars in millions)                                Three Months Ended March 31,
                                                     ----------------------------
                                                          1997          1996
                                                         -----         -----
Net sales ..........................................     $ 495         $ 465

Cost of sales ......................................       320           295
Selling, general, and administrative expenses ......        66            62
Research and development ...........................        14            14
Other operating expenses (income), net .............         2            --
                                                         -----         -----

Profit from operations .............................     $  93         $  94
                                                         =====         =====

Net Sales by Industry Segment
     Chemical Specialties ..........................     $ 272         $ 247
     Food & Functional Products ....................       223           218
     Corporate and other ...........................        --            --
                                                         -----         -----

          Total ....................................     $ 495         $ 465
                                                         =====         =====

Profit (Loss) From Operations by Industry Segment
     Chemical Specialties ..........................     $  51         $  46
     Food & Functional Products ....................        45            50
     Corporate and other ...........................        (3)           (2)
                                                         -----         -----

          Total ....................................     $  93         $  94
                                                         =====         =====

---------------------

* This paragraph contains forward looking statements and is included here to provide safe harbor under the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

All comparisons within the following discussion are with the corresponding periods in the previous year, unless otherwise stated.


         Consolidated net sales increased 6%, or $30 million, while Chemical Specialties sales increased 10%, or $25 million, and Food and Functional Products sales increased 2%, or $5 million. These increases were driven primarily by higher volumes in all business units (particularly in the Chemical Specialties segment), as compared to a relatively weak first quarter of 1996, partially offset by weaker foreign currencies relative to the dollar and lower prices.

         Consolidated profit from operations remained flat, while Chemical Specialties profit from operations increased 11%, or $5 million, as the gross profit improvement from increased revenue and manufacturing cost improvements were offset by higher selling, general, and administrative expenses. However, profit from operations in Food and Functional Products declined 10%, or $5 million, due to the additional impact of higher food gums raw material costs and the after effects of a fire at a pectin production facility.

         Equity in income of affiliated companies increased $3 million and reflects higher earnings in Tastemaker (see Notes 6 and 10).

         Interest and debt expense increased $2 million on higher average debt outstanding over the comparable 1996 period.

         Other income, net (see Note 6) increased $324 million and primarily reflects the net gain on the monetization of Tastemaker, partially offset by increased charges related to legal settlements and accruals.

         The provision for income taxes for the quarter ended March 31, 1997 reflects an estimated annual effective tax rate of 35%. The first quarter rate was negatively impacted by a relatively high rate on the Tastemaker transaction, along with required increases to tax reserves primarily related to anticipated tax assessments by federal, state, and foreign tax authorities. The 1996 full-year rate of 33% was favorably impacted by utilization of tax loss carryforwards.

FINANCIAL CONDITION

         In March 1997 Hercules completed transactions to monetize its investment in Tastemaker. According to the provisions of the transactions, Hercules received approximately $103 million in cash, subject to post-closing adjustments (see Notes 6 and 10). In addition, Hercules retained a $500 million, five-year note, expected to be paid in three years, classified as held to maturity. Management intends to increase leverage so that the net cash value of the transaction to Hercules approximates $550 million. Cash will be utilized to repurchase shares until and unless a more attractive investment appears.

         Cash provided by operations was $33 million for the first quarter of 1997, compared to a cash use in 1996 of $6 million. Lower tax payments and improved working capital primarily account for the improvement. First quarter 1996 included tax payments of $36 million associated with the sale of a business unit in late 1995.

         Short-term liquidity has remained stable since year-end 1996. Both the current and quick ratios are relatively flat at .9 and 0.5, respectively. At March 31, 1997, $109 million is available under short-term lines of credit. During the quarter, revolving credit agreements were increased from $380 million to $700 million, of which $350 million was available at March 31, 1997. In addition, $50 million is accessible, depending upon market conditions, under a shelf registration.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

A SUMMARY OF THE FINAL RESULTS OF VOTING ON THE RESOLUTIONS
PROPOSED TO SHAREHOLDERS AT THE ANNUAL MEETING HELD APRIL 24, 1997,
IS AS FOLLOWS:

   1. Election of Directors
      Of the 88,330,881 shares voted, a total of 86,771,110 shares, voted FOR Richard M. Fairbanks, III, as a director; 86,767,301 shares, voted FOR Edith E. Holiday; 86,738,152 shares, voted FOR H. Eugene McBrayer; and 86,775,869 shares, voted FOR Lee M. Thomas. A total of 1,559,771 shares, WITHHELD votes for Richard M. Fairbanks, III; 1,563,580 shares, WITHHELD votes for Edith E. Holiday; 1,592,729 shares, WITHHELD votes for H. Eugene McBrayer; and 1,555,012 shares, WITHHELD votes for Lee
      M. Thomas.

      Directors continuing in office after the meeting are: R. Keith Elliott, Gaynor N. Kelley, Robert G. Jahn, Ralph L. MacDonald, Jr., and Paula A. Sneed.

   2. Ratification of Coopers & Lybrand L. L. P. as Auditors
      The proposal received the required favorable majority vote necessary FOR approval. Of the shares voting on this proposal, 87,855,208 were FOR; 305,891 were AGAINST; and 169,782 ABSTAINED.

   3. Approval of amendments to the Hercules Long-Term Incentive Compensation
      Plan
      The proposal received the required favorable majority vote necessary
      FOR approval. Of the shares voting on this proposal, 70,317,533 were FOR; 9,300,415 were AGAINST; and 1,108,254 ABSTAINED.


Item 6. Exhibits and Reports on Form 8-K.

   (a)Exhibit 27 - Financial Data Schedule

   (b)Reports on Form 8-K.

      Hercules filed an 8-K on April 15, 1997 in regards to completion of transactions related to Tastemaker, a 50% owned flavors joint venture.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                          HERCULES INCORPORATED



                                          BY   GEORGE MACKENZIE
                                             ----------------------------------
                                             GEORGE MACKENZIE
                                             SENIOR VICE PRESIDENT
                                             AND CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER
                                             AND DULY AUTHORIZED SIGNATORY)
                                             MAY 15, 1997


                                          BY     VIKRAM JOG
                                             ----------------------------------
                                             VIKRAM JOG
                                             VICE PRESIDENT AND CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)
                                             MAY 15, 1997