Form 10-Q
period 1997-06-30
HERCULES INC
filed 1997-08-13
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997
                          Commission file number 1-496

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

             Yes _X_    No____


             As of July 30, 1997, 99,055,059 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions, except per share)

                                                                       (Unaudited)
                                                  Three Months Ended June 30,   Six Months Ended June 30,
                                                  ---------------------------   -------------------------
                                                     1997           1996           1997          1996
                                                    -------        -------        -------       -------
Net sales ...................................       $   502        $   545        $   997       $ 1,048
Cost of sales ...............................           314            354            634           679
Selling, general, and administrative expenses            68             65            134           132
Research and development ....................            14             14             28            28
Other operating expenses (income), net ......            (1)            (5)           162            (6)
                                                    -------        -------        -------       -------

Profit from operations ......................           107            117             39           215
Equity in income of affiliated companies ....             4             16             20            30
Interest and debt expense ...................             9              9             19            17
Other income, net ...........................            13              8            348            20
                                                    -------        -------        -------       -------

Income before income taxes ..................           115            132            388           248
Provision for income taxes ..................            40             44            205            84
                                                    -------        -------        -------       -------

Net income ..................................       $    75        $    88        $   183       $   164
                                                    =======        =======        =======       =======

Earnings per share ..........................       $  0.75        $  0.81        $  1.80       $  1.51
                                                    =======        =======        =======       =======

Dividends per share .........................       $  0.25        $  0.23        $   .50       $  0.46
                                                    =======        =======        =======       =======


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

                                                             (Unaudited)
                                                        June 30,   December 31,
                                                           1997         1996
                                                          ------       ------
ASSETS
Current assets
   Cash and cash equivalents ......................       $   21       $   30
   Accounts and notes receivable, net .............          395          394
   Inventories
       Finished products ..........................          117          154
       Materials, supplies, and work in process ...          121          125
   Deferred income taxes ..........................           36           36
                                                          ------       ------
       Total current assets .......................          690          739

Property, plant, and equipment ....................        2,055        2,349
Accumulated depreciation and amortization .........        1,392        1,484
                                                          ------       ------
       Net property, plant, and equipment .........          663          865

Investments .......................................          714          364
Other assets ......................................          431          418
                                                          ------       ------
       Total assets ...............................       $2,498       $2,386
                                                          ======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ...............................       $  122       $  140
   Accrued expenses ...............................          292          221
   Short-term debt ................................          311          313
   Income taxes payable ...........................           88           20
                                                          ------       ------
       Total current liabilities ..................          813          694

Long-term debt ....................................          264          345
Deferred income taxes .............................          169          129
Postretirement benefits and other liabilities .....          389          331

Stockholders' equity
   Common stock (shares issued:1997--152,349,777;
       1996--152,269,076) .........................           79           79
   Additional paid-in capital .....................          488          493
   Foreign currency translation adjustment ........            4           45
   Retained earnings ..............................        2,076        1,942
                                                          ------       ------
                                                           2,647        2,559
Reacquired stock, at cost (shares:1997--53,291,369;
   1996--50,866,562) ..............................        1,784        1,672
                                                          ------       ------
       Total stockholders' equity .................          863          887
                                                          ------       ------
       Total liabilities and stockholders' equity .       $2,498       $2,386
                                                          ======       ======

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW
(Dollars in millions)

                                                              (Unaudited)
                                                       Six Months Ended June 30,
                                                          1997         1996
                                                         -----        -----
Net cash provided by operations ..................       $  63        $  33
                                                         -----        -----

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures .............................         (49)         (47)
Proceeds of investment and fixed asset disposals .         139          147
Other, net .......................................          (3)           3
                                                         -----        -----
       Net cash provided by investing activities .          87          103
                                                         -----        -----

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds ..........................         114           --
Long-term debt repayments ........................         (90)         (25)
Change in short-term debt ........................          (2)          81
Common stock reissued ............................           6            8
Common stock reacquired ..........................        (136)        (202)
Dividends paid ...................................         (50)         (49)
                                                         -----        -----
       Net cash used in financing activities .....        (158)        (187)
                                                         -----        -----

Effect of exchange rate changes on cash ..........          (1)          (1)
                                                         -----        -----

Net decrease in cash and cash equivalents ........       $  (9)       $ (51)
Cash and cash equivalents - beginning of period ..          30           73
                                                         -----        -----
Cash and cash equivalents - end of period ........       $  21        $  22
                                                         =====        =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest (net of amount capitalized) ..........       $  13        $  15
   Income taxes ..................................          76          115
Noncash investing and financing activities:
   Accounts payable for common stock acquisitions            3           20
   Incentive plan stock issuances ................           3           14
   Investment in long-term note ..................         500           --
   Accounts receivable from sale of
       investments/asset disposals ...............           5           16

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions)                                                (Unaudited)

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

2. Primary earnings per share are calculated on the basis of the average number of common and common equivalent shares of 101,145,395 for the quarter ended June 30, 1997; 101,944,368 for the six months ended June 30, 1997; 108,851,251 for the quarter ended June 30, 1996; 109,190,354 for the six months ended June 30, 1996. Net income has been adjusted to reflect the elimination of interest expense, net of taxes, on the 6.5% convertible debentures.

         Fully diluted earnings per share, which additionally assumes conversion of the 8% convertible subordinated debentures, is not materially different from primary earnings per share. In the fully diluted computation, the number of shares is increased by 2,736,598 shares in 1997 and 2,742,465 shares in 1996. Net income is further adjusted in the quarter and six-month periods for both 1997 and 1996 to reflect the elimination of interest expense on the 8% debentures net of taxes.

3.       Cost and expenses include depreciation as follows:

                            June 30,
                        1997      1996
                         ---       ---
Three months ended       $19       $30
Six months ended .        41        61

4. Other operating expenses for the six months ended June 30, 1997 include charges of $141 million associated with management organizational changes and adoption of alternative competitive strategies relative to current businesses, announced in late February and March of 1997. This charge includes $118 million related to asset rationalizations and impairment and $23 million related to severance benefits.

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

         Concurrently, management authorized and committed the Company to a plan to reduce its work force and accrued $23 million of severance related benefits, of which approximately $20 million is the remaining liability at June 30, 1997. Under the plan, approximately 260 employees will be terminated. The plan includes reorganization of management, reductions in operating personnel at certain domestic and foreign facilities, and the consolidation of certain support functions.

         Additionally, other operating expenses include $13 million of net environmental cleanup costs, principally for nonoperating sites and $8 million of executive retirement benefits.

         Other operating expenses (income) for the quarter and six months ended June 30, 1996 include reductions in the estimated losses on the divestiture of the Composite Products Division of $3 million and $5 million, respectively; additionally, the quarter reflects a favorable settlement of an environmental remediation claim of $2 million.

5.       Interest and debt costs are summarized as follows:

(Dollars in millions)                  June 30,
                                  -----------------
                                     1997      1996
                                  -------   -------
Three Months Ended:
         Costs incurred ...       $    11   $    11
         Amount capitalized             2         2
                                  -------   -------
         Interest expense .       $     9   $     9
                                  =======   =======

Six Months Ended:
         Costs incurred ...       $    22   $    20
         Amount capitalized             3         3
                                  -------   -------
         Interest expense .       $    19   $    17
                                  =======   =======

6. Other income, net for the quarter and six months ended June 30, 1997 includes net foreign currency gains of $3 million and $14 million, respectively, and interest income, primarily related to the $500 million note (see Note 11) of $9 million and $10 million, respectively. Additionally, the six months reflect a gain of $357 million on completion of transactions to monetize the investment in Tastemaker, a 50% owned flavors joint venture, and charges of $32 million related to legal settlements and accruals.

         Other income, net for the quarter and six months ended June 30, 1996 included net foreign currency gains of $5 million and $9 million and gains on sales of real estate of $3 million and $9 million, respectively. Additionally, the six-month period reflected a gain of $4 million related to the sale of a business unit in December 1995.

7. Dividends received from affiliated companies accounted for on the equity method were $0 for the quarter and six months ended June 30, 1997 and $1 million and $4 million for the quarter and six months ended June 30, 1996, respectively.

8.       A summary of short-term and long-term debt follows:

(Dollars in millions)              June 30,         December 31,
                                 ------------       ------------
                                    1997               1996
                                 ------------       ------------
SHORT-TERM:
Commercial paper .               $        214       $        265
Banks ............                         97                 48
Current maturities                         --                 --
                                 ------------       ------------
                                 $        311       $        313
                                 ============       ============

At June 30, 1997, Hercules had $88 million of unused lines of credit that may be drawn as needed. Lines of credit in use or supporting commercial paper at June 30, 1997, were $97 million.

(Dollars in millions)

LONG-TERM:
6.5% convertible subordinated debentures due 1999               $          2       $          2
7.85% notes due 2000 ............................                         25                 25
6.625% notes due 2003 ...........................                        125                125
8% convertible subordinated debentures due 2010 .                         39                 41
Commercial paper ................................                         50                 50
Variable rate loans .............................                         14                 93
Other ...........................................                          9                  9
                                                                ------------       ------------
                                                                         264                345
Current maturities of long-term debt ............                         --                 --
                                                                ------------       ------------

Net long-term debt ..............................               $        264       $        345
                                                                ============       ============

9. Interest Rate Risk Management

         During the six-month period ended June 30, 1997, the Company entered into a series of interest-rate swap agreements maturing from 1999 to mid-2007. The swap agreements are being used to manage the Company's interest rate exposure on its debt portfolio as well as the note received as part of the Tastemaker transaction (see Notes 6 and 11). The aggregate notional principal amount of all swap agreements at June 30, 1997 was $650 million.

         The following table indicates the type of swaps used and their weighted-average interest rates:

                                                                        1997               1996
                                                                ------------       ------------
PAY FIXED ON SWAPS
Notional amount (at period-end) .................               $        650       $        125
Average pay rate ................................                        6.5%               6.1%
Average receive rate ............................                        5.7%               5.5%


10. Since 1991, the Board of Directors has authorized the repurchase of up to 74,650,000 shares of company common stock, 6,150,000 shares of which is intended to satisfy requirements of various employee benefit programs. Through June 30, 1997, a total of 57,604,484 shares of common stock (including 6,150,000 shares for employee benefit programs) had been purchased in the open market at an average price of $35.58 per share.

11. In March 1997, the Company completed transactions to monetize its investment in Tastemaker for approximately $608 million, including $103 million in cash and a $500-million, 6.2%, interest-bearing five-year note, expected to be paid in three years, classified as "held to maturity." Equity in income of affiliated companies includes Tastemaker earnings of $0 million and $11 million for the quarters ended June 30, 1997, and 1996, respectively, and $11 million and $19 million for the six months ended June 30, 1997 and 1996, respectively. Tastemaker earnings included in equity income for the year 1996 were $32 million.

         In June 1997, the Company completed a joint venture of its polypropylene fiber business with Jacob Holm & Sons A/S (Denmark). Hercules will own 51% of the venture, which will be accounted for on the equity method. Net sales and operating profit (loss) of the ventured fiber business, which are included in the Chemical Specialties segment, for the quarter and six months ended June 30, 1997, were $40 million and $5 million, respectively, and $84 million and $(28) million, respectively. For the quarter and six months ended June 30, 1996, net sales and operating profit were $45 million and $5 million, respectively, and $84 million and $6 million, respectively.

12. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 128 establish standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures. Had the SFAS No. 128 provisions been required at June 30, 1997, the Company's earnings per share would approximate the pro-forma amounts below:

                              Three Months Ended June 30,                     Six Months Ended June 30,
                          -----------------------------------           -----------------------------------
                                  1997                   1996                   1997                   1996
                          ------------           ------------           ------------           ------------
Basic EPS ..........      $        .76           $        .83           $       1.83           $       1.54
Diluted EPS ........      $        .73           $        .80           $       1.76           $       1.48

         The provisions of SFAS No. 129 established standards for disclosing information about an entity's capital structure. Adoption of this standard will have no effect on the Company's current disclosure requirements. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 130 establish standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements. The provisions of SFAS No. 131 establish standards for the way that enterprises report information about operating segments in annual financial statements and require that selected information about operating segments in interim financial statements be reported. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. Hercules is currently reviewing these new standards of disclosure for adoption in 1998.

13.      (a) Environmental:

         Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $87 million and $257 million. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules becomes aware of sites in which it may be, but has not yet been named, a PRP principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other government agency or through correspondence with previously named PRPs requesting information on Hercules' activities at sites under investigation. Hercules brought suit in 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. Hercules has not included any insurance recovery in the estimates above.

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

         Litigation over liability at Jacksonville, Arkansas, the most significant site, has been pending since 1980. As a result of a pretrial court ruling in October 1993, Hercules has been held jointly and severally liable for costs incurred, and for future remediation costs, at the Jacksonville site by the District Court, Eastern District of Arkansas (the Court). Appeal of the Court's ruling will be filed promptly after issuance of a final court order. On May 21, 1997, the Court issued a ruling that Uniroyal is liable and that Standard Chlorine is not liable to Hercules for contribution. It is expected that a trial on allocation of liability between Hercules and Uniroyal will take place in mid to late 1998. We expect to appeal the Court's determination with respect to Standard Chlorine when final judgment is entered.

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

         Hercules' potential costs for remediation of the Jacksonville site are presently estimated between $31 million and $111 million. These costs are based on Hercules' assessment of potential liability, the level of participation by other PRPs, and current estimates of remediation costs.

         At June 30, 1997, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. During the quarter ended March 31, 1997, based upon completion of several site investigations, clarification of and new remediation requirements, and reduced level of participation by other PRPs, the Company recognized a net increase in environmental expense of $13 million. The Company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

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

         In March 1995, Hercules sold its aerospace business to Alliant Techsystems Inc. pursuant to a Purchase and Sale Agreement between Alliant and Hercules (the "Purchase Agreement"). As part of such sale, Hercules received an ownership interest in Alliant and presently owns approximately 29% of Alliant's outstanding voting common stock. In March 1997, Alliant received a partially unsealed complaint, which named Alliant and Hercules as defendants, initiated on an unknown date, in a qui tam action by a former employee alleging violations of the False Claims Act; the action alleges labor mischarging to the Intermediate Nuclear Force contract at Alliant's Bacchus Works facility in Magna, Utah; damages are not specified; and Alliant and Hercules have agreed to share equally the cost of defense until such time as a determination is made as to the applicability of the indemnification provisions of the Purchase Agreement.

         Hercules was also a defendant in a class action of property owners adjacent to its Brunswick, Georgia, plant. The class members sought property impairment related damages including damages for alleged decrease in property values caused by the presence of toxaphene (a pesticide manufactured at the plant from 1948 to 1980) on their properties. In February 1997, a settlement was reached and on April 2, 1997, the court approved the settlement. The amount paid during the second quarter was not material to the financial condition of the Company.

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

OTHER FINANCIAL INFORMATION

Operational Highlights

(Dollars in millions)                                Three Months Ended June 30,  Six Months Ended June 30,
                                                         1997          1996         1997          1996
                                                        ------        ------       ------        ------

NET SALES BY INDUSTRY SEGMENT
     Chemical Specialties .......................       $  267        $  275       $  539        $  527
     Food & Functional Products .................          235           242          458           470
     Corporate and Other ........................           --            28           --            51
                                                        ------        ------       ------        ------
           Total ................................       $  502        $  545       $  997        $1,048
                                                        ======        ======       ======        ======

PROFIT (LOSS) FROM OPERATIONS BY INDUSTRY SEGMENT
     Chemical Specialties .......................       $   49        $   53       $    3        $   98
     Food & Functional Products .................           60            58           57           109
     Corporate and Other ........................           (2)            6          (21)            8
                                                        ------        ------       ------        ------
           Total ................................       $  107        $  117       $   39        $  215
                                                        ======        ======       ======        ======

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

         In late February and March of 1997, Hercules announced several changes in executive leadership and the adoption of alternative strategies intended to strengthen its current businesses. This will result in the shutdown of certain high-cost manufacturing facilities; consolidation of redundant manufacturing locations; workforce reductions, primarily operating personnel at certain domestic and foreign facilities; and a more realistic balance between selling prices and volumes. These measures are designed to improve manufacturing capacity utilization, create operating efficiencies, and eliminate redundant functions (see Note 4). It is the Company's goal to complete these programs by the first quarter of 1998. These actions are expected to have a favorable effect on future before tax annual earnings in the range of $20 million to $25 million, beginning in 1998.*

         The table below reflects results through profit from operations on an adjusted basis. The 1997 results for the six months ended June 30, 1997, exclude the effects of asset rationalization and impairment, severance, benefits, and other adjustments aggregating $161 million (see Notes 4 and 13). 1996 has been adjusted to exclude the results of operations of the aroma chemicals business unit of the Food & Functional Products segment, the ink resins business unit of the Chemical Specialties segment, and the Composite Products Division of the Corporate and other segment, which were divested in 1996. Additionally, the second quarter and six months ended June 30, 1996 have been further adjusted to exclude an adjustment of $3 million related to spare parts inventories and a $2 million favorable settlement of an environmental remediation claim reported in the Corporate and other segment. The table should make it easier to compare quarter-over-quarter operating results. Accordingly, the discussion that follows speaks to the comparisons in the table through profit from operations.

(Dollars in millions)                              Three Months Ended June 30,  Six Months Ended June 30,
                                                        1997         1996        1997         1996
                                                        -----        -----       -----        -----
Net sales .......................................       $ 502        $ 504       $ 997        $ 969

Cost of sales ...................................         314          322         634          618
Selling, general, and administrative expenses ...          68           61         134          123
Research and development ........................          14           14          27           27
Other operating expenses (income), net ..........          (1)          --          --            1
                                                        -----        -----       -----        -----

Profit from operations ..........................       $ 107        $ 107       $ 200        $ 200
                                                        =====        =====       =====        =====

Net Sales by Industry Segment
     Chemical Specialties .......................       $ 267        $ 268       $ 539        $ 515
     Food & Functional Products .................         235          234         458          452
     Corporate and other ........................          --            2          --            2
                                                        -----        -----       -----        -----

          Total .................................       $ 502        $ 504       $ 997        $ 969
                                                        =====        =====       =====        =====

Profit (Loss) From Operations by Industry Segment
     Chemical Specialties .......................       $  49        $  52       $ 100        $  98
     Food & Functional Products .................          60           55         105          104
     Corporate and other ........................          (2)           0          (5)          (2)
                                                        -----        -----       -----        -----

          Total .................................       $ 107        $ 107       $ 200        $ 200
                                                        =====        =====       =====        =====

----------
* This paragraph contains forward looking statements and is included here to provide safe harbor under the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, "quarter" and "six-month period" refer to the second quarter of 1997 and the six months ended June 30, 1997. All comparisons are with the corresponding periods in the previous year unless otherwise stated.


              Consolidated net sales were flat for the quarter and up $28 million, or 3%, for the six-month period. For the six-month period, Chemical Specialties sales increased $24 million, or 5%, and Food & Functional Products sales increased $6 million, or 1%. During the quarter and six-month period, both segments reflect increased volumes, with Chemical Specialties reflecting higher paper chemicals volumes, particularly in Europe, and increased volumes in both rosin and hydrocarbon resins. Food & Functional Products volumes also increased, particularly in Aqualon water soluble polymer applications in the paint and construction markets. The favorable impact of these volume increases were completely offset during the quarter, and partially offset during the six-month period, by weaker foreign currencies relative to the dollar and lower prices. The weaker foreign currencies impacted sales by $21 million and $38 million for the quarter and six months, respectively.

              Profit from operations on a consolidated and segment basis was relatively flat for the quarter and six-month period. Profit improvement from the increased volume noted above and manufacturing cost improvements were offset by significantly weaker foreign currencies relative to the dollar, lower prices, and increased selling, general, and administrative expenses. Profit was $5 million and $8 million lower in the quarter and six-month period, respectively, due to weaker currencies. Additionally, during the quarter, the Chemical Specialties segment experienced higher costs attributable to difficulties introducing new processes at several plants.

              Equity in income of affiliated companies decreased $12 million and $10 million for the quarter and six-month period, respectively. These declines reflect the loss of equity earnings from Hercules' investment in Tastemaker, which was monetized in March 1997 (see Notes 6 and 11).

              Interest and debt expense increased for the quarter and six-month period, principally due to higher average debt outstanding.

              Other income, net increased $5 million and $328 million for the quarter and six-month period, respectively (see Note 6).

              The provision for income taxes for the six-month period ended June 30, 1997 reflects an estimated annual effective tax rate of 35%. The first quarter rate was negatively impacted by a relatively high rate on the Tastemaker transaction, along with required increases to tax reserves primarily related to anticipated tax assessments by federal, state, and foreign tax authorities. The 1996 full-year rate of 33% was favorably impacted by utilization of tax loss carryforwards.

FINANCIAL CONDITION

              Cash provided by operations was $63 million for the six-month period, compared to $33 million for the corresponding 1996 period. Lower tax payments primarily account for the improvement. 1996 included tax payments of $36 million associated with the sale of a business unit in late 1995 and $25 million related to settlement of prior years' Federal income tax audits.

              In March 1997 Hercules completed transactions to monetize its investment in Tastemaker. According to the provisions of the transactions, Hercules received approximately $103 million in cash, subject to post-closing adjustments (see Notes 6 and 11). In addition, Hercules retained a $500 million, five-year note, expected to be paid in three years, classified as held to maturity. Management intends to increase leverage so that the net cash value of the transaction to Hercules approximates $550 million. Cash will be utilized to repurchase shares until and unless a more attractive investment appears. Additionally, cash flow benefited by the liquidation of an investment for approximately $32 million in cash, which approximated book value.

              Short-term liquidity has remained stable since year-end 1996. Both the current and quick ratios are relatively flat at .9 and .5, respectively. At June 30, 1997, $88 million is available under short-term lines of credit. During the six months, revolving credit agreements were increased from $380 million to $700 million, of which $436 million was available at June 30, 1997. In addition, in July 1997 Hercules increased the amount accessible under shelf registrations from $50 million to $550 million; and in August, the Company issued $100 million 6.15% notes due August 1, 2000 and $100 million 6.60% debentures due August
1, 2027. The Company expects to use the proceeds from these issuances for the repayment of commercial paper debt.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

       In September 1993, Hercules and the U.S. Environmental Protection Agency
(EPA) Region 1 reached an agreement in principle in settlement of EPA's claims that Hercules violated its wastewater permit with the City of Chicopee and the Federal pretreatment standard for industrial users of publicly owned treatment works at its Chicopee, Massachusetts, facility. Hercules signed a consent Decree, which was entered by the court on December 15, 1994, based on this agreement, requiring supplemental environmental projects (at a cost of approximately $375,000), compliance with permit limits in the future, and $250,000 in fines. Hercules has paid the $250,000 fine and is currently in the process of performing the supplemental environmental projects, which are expected to be completed in the third quarter of 1997.

       Hercules received a letter from the New Jersey Department of Environmental Protection (the "Department") dated March 9, 1995, which stated that the Department was considering an enforcement action against Hercules for alleged noncompliance with the terms of a 1993 Administrative Consent Order ("ACO") at its Kenvil, New Jersey, facility and other alleged violations. The ACO covered alleged violations of the Air Pollution Control Act. The other alleged violations were under the Spill Compensation and Control Act, the New Jersey Water Pollution Control Act, and the New Jersey Safe Drinking Water Act. On March 4, 1997 Hercules received from the Department a formal demand for payment of stipulated penalties under the ACO as well as for civil penalties for the other alleged violations. Hercules has reached an agreement in principle with the Department and expects a settlement document to be finalized and payment made during the third quarter 1997. The resolution of these penalties is at a value that will not have a material impact on the Company's financial condition.

Item 4.       Submission of Matters to a Vote of Security-Holders.

       The Company's Annual Meeting was held on April 24, 1997. Required information has been supplied in registrant's Form 10-Q for the quarter ended March 31, 1997.

Item 6.       Exhibits and Reports on Form 8-K.

             (a)      Exhibit 27 - Financial Data Schedule

             (b)      Reports on Form 8-K.

                      Hercules filed a report on Form 8-K on April 15, 1997 regarding the completion of transactions related to Tastemaker, a 50% owned flavors joint venture.

                      In addition, an optional (Item 5 event) Form 8-K filing was made on July 15, 1997 related to the formation of a synthetic fibers joint venture between Hercules and Jacob Holm & Sons A/S (Denmark), and disclosure of information related to a qui tam action brought by a former employee.

                                   SIGNATURES




             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Hercules Incorporated




                               by  George MacKenzie
                                   ------------------------------
                                   George MacKenzie
                                   Senior Vice President
                                   and Chief Financial Officer
                                   (Principal Financial Officer
                                   and duly authorized signatory)
                                   August 13, 1997


                               by  Vikram Jog
                                   ------------------------------
                                   Vikram Jog
                                   Vice President and Controller
                                   (Principal Accounting Officer)
                                   August 13, 1997