Form 10-Q
period 1997-09-30
HERCULES INC
filed 1997-11-14
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               ------------------
                          Commission file number 1-496
                                                 -----

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

Yes   X       No
    ------       ------

As of October 31, 1997, 96,602,637 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions, except per share)

                                                                                                 (Unaudited)
                                                                         Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                                         ----------------------------    ---------------------------
                                                                               1997            1996            1997           1996
                                                                         -----------        -------       ----------       ---------
Net sales.............................................................         $448            $518           $1,445        $1,566
Cost of sales.........................................................          270             327              905         1,006
Selling, general, and administrative expenses.........................           58              64              192           196
Research and development..............................................           13              14               41            42
Other operating expenses (income), net................................           --             (14)             162           (20)
                                                                             ------            -----           -----       --------

Profit from operations................................................          107             127              145           342
Equity in income of affiliated companies..............................            4              12               25            42
Interest and debt expense.............................................           10               9               29            26
Other income (expense), net...........................................           22              (2)             370            18
                                                                             ------           ------           -----       -------

Income before taxes...................................................          123             128              511           376
Provision for income taxes............................................           41              43              246           127
                                                                             ------           ------           -----       -------

Net income............................................................        $  82          $   85             $265         $ 249
                                                                              =====          =======            ====         =====

Earnings per share ...................................................        $ .82          $  .80            $2.62         $2.31
                                                                              =====          =======           =====         =====

Dividends per share...................................................        $0.25           $0.23            $0.75         $0.69
                                                                              =====           ======           =====         =====


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

                                                                           (Unaudited)
                                                              September  30,          December 31,
                                                              --------------          ------------
                                                                       1997                  1996
                                                             ---------------         -------------
ASSETS
Current Assets:
 Cash and cash equivalents..............................             $   23               $    30
 Accounts and notes receivable, net.....................                388                   394
 Inventories
    Finished products...................................                117                   154
    Materials, supplies, and work in process............                119                   125
 Deferred income taxes..................................                 36                    36
                                                                     ------                ------
    Total current assets................................                683                   739

Property, plant, and equipment..........................              2,057                 2,349
Accumulated depreciation and amortization...............              1,392                 1,484
                                                                     ------                ------
    Net property, plant, and equipment..................                665                   865

Investments.............................................                716                   364
Other assets............................................                433                   418
                                                                     ------                ------
    Total assets........................................             $2,497                $2,386
                                                                     ======                ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable.......................................             $  110                $  140
 Accrued expenses.......................................                306                   221
 Short-term debt........................................                192                   313
 Income taxes payable...................................                 92                    20
                                                                     ------                ------
    Total current liabilities...........................                700                   694

Long-term debt..........................................                461                   345
Deferred income taxes...................................                171                   129
Postretirement benefits and other liabilities...........                374                   331

Stockholders' equity:
 Common stock (shares issued:  1997--154,353,823;
    1996--152,269,076)..................................                 80                    79
 Additional paid-in capital.............................                502                   493
 Foreign currency translation adjustment................                 (2)                   45
 Retained earnings......................................              2,133                 1,942
                                                                     ------                ------
                                                                      2,713                 2,559
Reacquired stock, at cost (shares:  1997--55,560,667;
    1996--50,866,562)...................................              1,922                 1,672
                                                                     ------                ------
    Total stockholders' equity..........................                791                   887
                                                                     ------                ------
    Total liabilities and stockholders' equity..........             $2,497                $2,386
                                                                     ======                ======

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW
(Dollars in millions)

                                                                                            (Unaudited)
                                                                                    Nine Months Ended Sept. 30,
                                                                                   ----------------------------
                                                                                        1997               1996
                                                                                   ---------          ---------
Net cash provided by operations.....................................                   $141               $165
                                                                                       -----              ----

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures................................................                    (77)               (78)
Proceeds of investment and fixed asset disposals....................                    144                155
Other, net..........................................................                     (7)                (1)
                                                                                       -----             ------
      Net cash provided by investing activities.....................                     60                 76
                                                                                       -----              ----

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds.............................................                    342                 13
Long-term debt repayments...........................................                    (91)               (25)
Change in short-term debt...........................................                   (122)               131
Common stock reissued...............................................                     32                 13
Common stock reacquired.............................................                   (294)              (345)
Dividends paid......................................................                    (74)               (73)
                                                                                      -------           -------
      Net cash used in financing activities.........................                   (207)              (286)
                                                                                      ------             ------

Effect of exchange rate changes on cash.............................                     (1)                (1)
                                                                                      ------            -------

Net (decrease) in cash and cash equivalents.........................                     (7)               (46)
Cash and cash equivalents - beginning of period.....................                     30                 73
                                                                                       -----             -----
Cash and cash equivalents - end of period...........................                   $ 23               $ 27
                                                                                       =====              ====


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest (net of amount capitalized)..........................                    $ 16              $ 22
      Income taxes .................................................                     106               127
Noncash investing and financing activities:
      Conversion of notes and debentures............................                      31                --
      Accounts payable for common stock acquisitions................                      25                11
      Incentive plan stock issuances................................                       2                15
      Investment in long-term note..................................                     500                 1
      Accounts receivable from sale of
           investments/asset disposals..............................                      --                11

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
                                                                     (Unaudited)

1. These condensed financial statements are unaudited, but in the opinion of management include all adjustments (consisting of only normal accruals except as discussed in Notes 4 and 6) necessary to present fairly the company's financial position and results of operations for interim periods. It is suggested that these condensed financial statements be read in conjunction with the accounting policies and the financial statements and notes thereto included in the company's annual report for 1996.

2. Primary earnings per share are calculated on the basis of average number of common and common equivalent shares of 100,252,116 for the quarter ended September 30, 1997; 101,384,586 for the nine months ended September 30, 1997; 105,886,331 for the quarter ended September 30, 1996; and 108,042,269 for the nine months ended September 30, 1996. Net income has been adjusted to reflect the elimination of interest expense, net of taxes, on the 6.5% convertible debentures.

        Fully diluted earnings per share, which additionally assume conversion of the 8% convertible subordinated debentures, are not materially different from primary earnings per share. In the fully diluted computation, the number of shares is increased by 1,710,578 for the quarter ended September 30, 1997; 2,390,833 for the nine months ended September 30, 1997; 2,736,959 for the quarter ended September 30, 1996; and 2,740,610 for the nine months ended September 30, 1996. Net income is further adjusted in the quarter and nine-month periods for both 1997 and 1996 to reflect the elimination of interest expense on the 8% debentures net of taxes.

3. Cost and expenses include depreciation as follows:

(Dollars in millions)                               September 30,
                                             -------------------------
                                                 1997             1996
                                             --------        ---------
Three months ended.....................           $16              $22
Nine months ended......................            57               83

4. Other operating expenses for the nine months ended September 30, 1997 include charges of $141 million associated with management organizational changes and adoption of alternative competitive strategies relative to current businesses, announced in late February and March of 1997. This charge includes $118 million related to asset rationalizations and impairment and $23 million related to severance benefits.

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

        Concurrently, management authorized and committed the Company to a plan to reduce its work force and accrued $23 million of severance related benefits, of which approximately $16 million is the remaining liability at September 30, 1997. Under the plan, approximately 260 employees will be terminated. The plan includes reorganization of management, reductions in operating personnel at certain domestic and foreign facilities, and the consolidation of certain support functions.

        Additionally, other operating expenses include $13 million of net environmental cleanup costs, principally for nonoperating sites and $8 million of executive retirement benefits.

        Other operating expenses (income) for the quarter and nine months ended September 30, 1996, include probable recoveries related to environmental remediation of $13 million. Additionally, the nine-month period includes reduction in the estimated loss on the divestiture of the Composite Products Division of $5 million.

5. Interest and debt costs are summarized as follows:


(Dollars in millions)                                              September 30,
                                                        ------------------------
                                                             1997           1996
                                                         --------        -------
Three Months Ended:
           Costs incurred...........................          $11            $10
           Amount capitalized.......................            1              1
                                                              ---            ---
           Interest expense.........................          $10            $ 9
                                                              ===            ===

Nine Months Ended:
           Costs incurred...........................          $33            $30
           Amount capitalized.......................            4              4
                                                              ---            ---
           Interest expense.........................          $29            $26
                                                              ===            ===

6. Other income, net for the quarter and nine months ended September 30, 1997 includes net foreign currency gains of $3 million and $17 million, respectively, and interest income, primarily related to the $500 million note (see Note 11) of $10 million and $20 million, respectively. Additionally, the nine months reflect a gain of $364 million, of which $7 million was recognized in the quarter, on completion of transactions to monetize the investment in Tastemaker, a 50% owned flavors joint venture, and charges of $32 million related to legal settlements and accruals.

        Other income, net for the nine months ended September 30, 1996, reflects net foreign currency gains of $8 million and gains on sales of real estate of $11 million.

7. Dividends received from affiliated companies accounted for on the equity method were $0 for the quarter and nine months ended September 30, 1997 and $2 million and $8 million for the quarter and nine months ended September 30, 1996, respectively.

8. A summary of short-term and long-term debt follows:

(Dollars in millions)                           September 30,      December 31,
                                                -------------      ------------
                                                         1997              1996
                                                -------------      ------------
SHORT-TERM:
Commercial paper........................                 $140              $265
Banks...................................                   52                48
Current maturities......................                   --                --
                                                         ----              ----
                                                         $192              $313
                                                         ====              ====

At September 30, 1997, Hercules had $181 million of unused lines of credit that may be drawn as needed. Lines of credit in use or supporting commercial paper at September 30, 1997, were $58 million.

LONG-TERM:
6.15% notes due 2000....................................     $100         $   --
6.60% notes due 2027....................................      100             --
6.5% convertible subordinated debentures due 1999.......        2              2
7.85% notes due 2000....................................       25             25
6.625% notes due 2003...................................      125            125
8% convertible subordinated debentures due 2010.........       10             41
Commercial paper........................................       50             50
Variable rate loans.....................................       41             93
Other ..................................................        8              9
                                                             ----           ----
      ..................................................      461            345
Current maturities of long-term debt....................       --             --
                                                             ----           ----

Net long-term debt......................................     $461           $345
                                                             ====           ====

9.     Interest Rate Risk Management

       During the nine-month period ended September 30, 1997, the Company entered into a series of interest-rate swap agreements maturing from 1999 to mid-2007. The swap agreements are being used to manage the Company's interest rate exposure on its debt portfolio as well as the note received as part of the Tastemaker transaction (see Notes 6 and 11). The aggregate notional principal amount of all swap agreements at September 30, 1997 was $650 million.

       The following table indicates the type of swaps used and their weighted-average interest rates:

(Dollars in millions)                                   1997             1996
                                                  ----------        ---------
PAY FIXED ON SWAPS
Notional amount (at period-end)..............           $650             $125
Average pay rate.............................           6.5%             6.1%
Average receive rate.........................           5.7%             5.5%

10. Since 1991, the Board of Directors has authorized the repurchase of up to 74,650,000 shares of company common stock, 6,150,000 shares of which is intended to satisfy requirements of various employee benefit programs. Through September 30, 1997, a total of 61,098,995 shares of common stock (including 6,150,000 shares for employee benefit programs) had been purchased in the open market at an average price of $36.49 per share.

11. In March 1997, the Company completed transactions to monetize its investment in Tastemaker for approximately $608 million, including $108 million in cash and a $500-million, 6.2%, interest-bearing five-year note, expected to be paid in three years, classified as "held to maturity." Equity in income of affiliated companies includes Tastemaker earnings of $0 million and $8 million for the quarters ended September 30, 1997 and 1996, respectively, and $11 million and $27 million for the nine months ended September 30, 1997 and 1996, respectively. Tastemaker earnings included in equity income for the year 1996 were $32 million.

        In June 1997, the Company completed a joint venture of its polypropylene fiber business with Jacob Holm & Sons A/S (Denmark). Hercules owns 51% of the venture, which will be accounted for on the equity method. Net sales and operating profit (loss) of the ventured fiber business, which are included in the Chemical Specialties segment, for nine months ended September 30, 1997, were $84 million and $(28) million, respectively. For the quarter and nine months ended September 30, 1996, net sales and operating profit were $49 million and $7 million, respectively, and $132 million and $14 million, respectively.

        In October 1997, Hercules entered into an agreement with Alliant Techsystems providing for the disposition of 3.86 million shares of Alliant common stock held by Hercules, at an anticipated gain, for approximately $230 million in cash. Under the agreement, 2.82 million shares will be sold through a public stock offering. Additionally, under the terms of the agreement, if the public offering price is less than $58 per share, Hercules will not be obligated to proceed with the offering or the subsequent disposition of the remaining 1.04 million shares. The offering is expected to close in 1997 but no later than January 15, 1998. The remaining 1.04 million shares will be subject to a put/call arrangement between Hercules and Alliant and will result in Hercules selling the remaining shares to Alliant in four equal installments during 1998. The price for shares purchased under the put/call arrangement will be equal to the per share net proceeds realized by Hercules in the public offering, plus simple interest at a rate of 6.25% per year. Equity in income of affiliated companies includes Alliant's earnings of $3 million and $4 million for the quarters ended September 30, 1997 and 1996, respectively, and $12 million and $14 million for the nine months ended September 30, 1997 and 1996, respectively.

12. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 128 establish standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures. Had the SFAS No. 128 provisions been required at September 30, 1997, the Company's earnings per share would approximate the pro-forma amounts below:

                              Three Months Ended September 30,    Nine Months Ended September 30,
                              --------------------------------    -------------------------------
                                        1997              1996               1997            1996
                                       -----            ------             ------          ------
Basic EPS...........................    $.82              $.81              $2.65           $2.35
Diluted EPS.........................    $.81              $.79              $2.57           $2.27

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

13.    Commitments and Contingencies
       (a) Environmental

        Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $77 million and $240 million. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules becomes aware of sites in which it may be, but has not yet been named, a PRP principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other government agency or through correspondence with previously named PRPs requesting information on Hercules' activities at sites under investigation. Hercules brought suit in 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. Hercules has not included any insurance recovery in the estimates above.

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

        Litigation over liability at Jacksonville, Arkansas, the most significant site, has been pending since 1980. As a result of a pretrial court ruling in October 1993, Hercules has been held jointly and severally liable for costs incurred, and for future remediation costs, at the Jacksonville site by the District Court, Eastern District of Arkansas (the Court). Appeal of the Court's ruling will be filed promptly after issuance of a final court order. On May 21, 1997, the Court issued a ruling that Uniroyal is liable and that Standard Chlorine is not liable to Hercules for contribution. A trial on allocation of liability and damages among Hercules, Uniroyal, and the

United States will begin in June 1998. We expect to appeal the Court's determination with respect to Standard Chlorine when final judgment is entered.

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

        Hercules' potential costs for remediation of the Jacksonville site are presently estimated between $25 million and $99 million. These costs are based on Hercules' assessment of potential liability, the level of participation by other PRPs, and current estimates of remediation costs.

        At September 30, 1997, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. During the quarter ended March 31, 1997, based upon completion of several site investigations, clarification of and new remediation requirements, and reduced level of participation by other PRPs, the Company recognized a net increase in environmental expense of $13 million. The Company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

       (b) Litigation:

        Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. In these legal proceedings, no director, officer, or affiliate is a party or a named defendant. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage, and personal injury matters. Hercules also is a defendant in two Qui Tam ("Whistle Blower") lawsuits brought by former employees of the Aerospace segment sold to Alliant Techsystems. One suit involves allegations relating to submission of false claims and records, delivery of defective products, and a deficient quality control program. The other suit involves allegations of mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement, and wrongful termination claims. The government, after investigation of the allegations, declined to intervene in either lawsuit. The first of these lawsuits is presently scheduled for trial in 1998. While damages claimed in the first suit are material, the Company believes no damages were incurred by the government, no false claims were made to the government, and alleged damages are speculative and unsupportable. The damages in the second suit were not defined. The Company intends to vigorously defend these lawsuits.

        In March 1995, Hercules sold its aerospace business to Alliant Techsystems Inc. pursuant to a Purchase and Sale Agreement between Alliant and Hercules (the "Purchase Agreement"). As part of such sale, Hercules received an ownership interest in Alliant and presently owns approximately 29% of Alliant's outstanding voting common stock. In March 1997, Alliant and Hercules received a partially unsealed complaint, which named Alliant and Hercules as defendants, initiated on an unknown date, in a qui tam action by a former employee alleging violations of the False Claims Act; the action alleges labor mischarging to the Intermediate Nuclear Force contract at Alliant's Bacchus Works facility in Magna, Utah; damages are not specified; and Alliant and Hercules have agreed to share equally the cost of defense until such time as a determination is made as to the applicability of the indemnification provisions of the Purchase Agreement.

        Hercules was also a defendant in a class action of property owners adjacent to its Brunswick, Georgia, plant. The class members sought property impairment-related damages, including damages for alleged decrease in property values caused by the presence of toxaphene (a pesticide manufactured at the plant from 1948 to 1980) on their properties. In February 1997, a settlement was reached and on April 2, 1997, the court approved the settlement. The amount paid during the second quarter was not material to the financial condition of the Company.

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

OTHER FINANCIAL INFORMATION

Operational highlights
(Dollars in millions)

                                                                   Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                                                   ----------------------------         ---------------------------
                                                                              1997          1996                  1997         1996
                                                                          --------       -------               -------     --------
NET SALES BY INDUSTRY SEGMENT
      Chemical Specialties........................................           $217           $280               $  755        $  807
      Food & Functional Products..................................            231            237                  689           707
      Corporate and Other.........................................             --              1                    1            52
                                                                             ----           ----               ------        ------
           Total..................................................           $448           $518               $1,445        $1,566
                                                                             ====           ====               ======        ======



PROFIT (LOSS) FROM OPERATIONS BY INDUSTRY SEGMENT
      Chemical Specialties........................................           $ 41           $ 55               $   44        $  153
      Food & Functional Products..................................             67             60                  124           169
      Corporate and Other.........................................             (1)            12                  (23)           20
                                                                             ----           ----               ------        ------
           Total..................................................           $107           $127               $  145        $  342
                                                                             ====           ====               ======        ======

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

        In late February and March of 1997, Hercules announced several changes in executive leadership and the adoption of alternative strategies intended to strengthen its current businesses. This will result in the shutdown of certain high-cost manufacturing facilities; consolidation of redundant manufacturing locations; workforce reductions, primarily operating personnel at certain domestic and foreign facilities; and a more realistic balance between selling prices and volumes. These measures are designed to improve manufacturing capacity utilization, create operating efficiencies, and eliminate redundant functions (see Note 4). It is the Company's goal to complete these programs by the first quarter of 1998. These actions are expected to have a favorable effect on future before tax annual earnings in the range of $20 million to $25 million, beginning in 1998.*

        The table below reflects results through profit from operations on an adjusted basis. The 1997 results for the nine months ended September 30, 1997, exclude the effects of asset rationalization and impairment, severance, benefits, and other adjustments aggregating $161 million (see Notes 4 and 13). Additionally, 1997 has been further adjusted to exclude the results of operations of the Fibers Division of the Chemical Specialties segment, which was joint ventured in June 1997. 1996 has been adjusted to exclude the results of operations of the Aroma Chemicals business unit of the Food & Functional Products segment, the ink resins business unit of the Chemical Specialties segment, and the Composite Products Division of the Corporate and other segment, which were divested in 1996. Additionally, the third quarter ended September 30, 1996 has been adjusted to exclude $13 million of probable environmental recoveries reported in the Corporate and other segment and the nine months ended September 30, 1996 further reflects the elimination of $3 million related to spare parts inventories and a $2 million favorable settlement of an environmental remediation claim reported in the Corporate and other segment. The table should make it easier to compare quarter-over-quarter operating results. Accordingly, the discussion that follows speaks to the comparisons in the table through profit from operations.

(Dollars in millions)                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                                                --------------------------------    -------------------------------
                                                                        1997                1996              1997             1996

Net sales......................................................        $448                 $455            $1,361           $1,340

Cost of sales..................................................         270                  279               837              831
Selling, general, and administrative expenses..................          58                   58               184              173
Research and development.......................................          13                   12                39               37
Other operating expenses (income), net.........................          --                   --                 2               (1)
                                                                       ----                 ----              ----             ----

Profit from operations.........................................        $107                 $106              $299             $300
                                                                       ====                 ====              ====             ====

Net Sales by Industry Segment
     Chemical Specialties......................................         $217                $225              $671             $656
     Food & Functional Products................................          231                 229               689              680
     Corporate and other.......................................          --                    1                 1                4
                                                                       ----                 ----              ----             ----

          Total................................................        $448                 $455            $1,361           $1,340
                                                                       ====                 ====            ======           ======

Profit (Loss) From Operations by Industry Segment
     Chemical Specialties......................................        $ 41                 $ 48              $133            $ 140
     Food & Functional Products................................          67                   58               172              163
     Corporate and other.......................................          (1)                  --                (6)              (3)
                                                                       ----                 ----              ----             ----

          Total................................................        $107                 $106              $299             $300
                                                                       ====                 ====              ====             ====

--------------------------
* This paragraph contains forward looking statements and is included here to provide safe harbor under the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, "quarter" and "nine-month period" refer to the third quarter of 1997 and the nine months ended September 30, 1997. All comparisons are with the corresponding periods in the previous year.

        Consolidated net sales decreased $7 million, or 2%, for the quarter, while increasing $21 million, or 2%, for the nine-month period. For the quarter, Chemical Specialties sales decreased $8 million, or 4%, while Food & Functional Products remained virtually flat. For the nine-month period, Chemical Specialties sales increased $15 million, or 2%, while Food & Functional Products increased $9 million, or 1%. The quarter and nine months reflect increased volume in both segments, with Chemical Specialties reflecting higher paper chemicals volumes, particularly in Europe, on increased market share and increased volumes in both rosin and hydrocarbon resins. Food & Functional Products volume also increased, particularly in Aqualon water-soluble polymer applications in the paint and construction markets. Additionally, increased volume in pectin and carrageenan, particularly in the quarter, contributed to a favorable volume variance in food gums. The favorable impact of these volume improvements was completely offset during the quarter and partially offset during the nine-month period, by weaker foreign currencies relative to the dollar and lower prices. The weaker foreign currencies impacted sales by $29 million and $67 million for the quarter and nine months, respectively.

        Profit from operations on a consolidated and segment basis was relatively flat for the quarter and nine-month period. Profit improvement from the increased volume noted above and manufacturing cost improvements were offset by significantly weaker foreign currencies relative to the dollar and lower prices. Additionally, higher selling, general, and administrative expenses negatively impacted the nine-month period. Profit was $7 million and $15 million lower in the quarter and nine-month period, respectively, due to weaker currencies. The Chemical Specialties segment has experienced higher manufacturing costs in several resins plants coming from the introduction of new processes and operability issues since the second quarter of 1997. Work is underway to address these issues, however higher costs could impact the fourth quarter.

        Equity in income of affiliated companies decreased $8 million and $17 million for the quarter and nine-month period, respectively. These declines primarily reflect the loss of equity earnings from Hercules' investment in Tastemaker, which was monetized in March 1997 (see Notes 6 and 11).

        Interest and debt expense increased for the quarter and nine-month period, principally due to higher average debt outstanding.

        Other income, net increased $24 million and $352 million for the quarter and nine-month period, respectively (see Note 6).

        The provision for income taxes for the nine-month period ended September 30, 1997 reflects an estimated annual effective tax rate of 34.5%. The first quarter rate was negatively impacted by a relatively high rate on the Tastemaker transaction, along with required increases to tax reserves primarily related to anticipated tax assessments by federal, state, and foreign tax authorities. The 1996 full-year rate of 33% was favorably impacted by utilization of tax loss carryforwards.

FINANCIAL CONDITION

        Cash provided by operations was $141 million for the nine-month period, compared to $165 million for the corresponding 1996 period. The decrease primarily relates to lower trade payables, severance payments (see Note 4), and higher legal and environmental spending, partially offset by lower tax payments.

        In March 1997 Hercules completed transactions to monetize its investment in Tastemaker. According to the provisions of the transactions, Hercules received approximately $108 million in cash, subject to post-closing adjustments (see Notes 6 and 11). In addition, Hercules retained a $500 million, five-year note, expected to be paid in three years, classified as held to maturity. Management intends to increase leverage so that the net cash value of the transaction to Hercules approximates $550 million. Cash is being utilized to repurchase shares until and unless a more attractive investment appears. Additionally, cash flow benefited by the liquidation of an investment for approximately $32 million in cash, which approximated book value.

        In October 1997, Hercules entered into an agreement with Alliant Techsystems providing for the disposition of 3.86 million shares of Alliant common stock held by Hercules, at an anticipated gain, for approximately $230 million in cash. Under the agreement, 2.82 million shares will be sold through a public stock offering. Additionally, under the terms of the agreement, if the public offering price is less than $58 per share, Hercules will not be obligated to proceed with the offering or the subsequent disposition of the remaining 1.04 million shares. The offering is expected to close in 1997 but no later than January 15, 1998. The remaining 1.04 million shares will be subject to a put/call arrangement between Hercules and Alliant and will result in Hercules selling the remaining shares to Alliant in four equal installments during 1998. The price for shares purchased under the put/call arrangement will be equal to the per share net proceeds realized by Hercules in the public offering, plus simple interest at a rate of 6.25% per year.

        Additionally, during the quarter, Hercules restructured its property damage and business interruption insurance, reducing the deductible to $25 million from $50 million while enhancing coverage and maintaining premium costs.

        Short-term liquidity has remained stable since year-end 1996. Both the current and quick ratios are relatively flat at 1.0 and .6, respectively. At September 30, 1997, $181 million is available under short-term lines of credit. During the nine months, revolving credit agreements were increased from $380 million to $700 million, of which $510 million was available at September 30, 1997. In addition, Hercules increased the amount accessible under shelf registrations from $50 million to $300 million, and issued $100 million 6.15% notes due August 1, 2000 and $100 million 6.60% debentures due August 1, 2027. The company expects to use the proceeds from these issuances for the repayment of commercial paper debt.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        In September 1993, Hercules and the U.S. Environmental Protection Agency
(EPA) Region 1 reached an agreement in principle in settlement of the EPA's claims that Hercules violated its wastewater permit with the City of Chicopee and the Federal pretreatment standard for industrial users of publicly owned treatment works at its Chicopee, Massachusetts, facility. Hercules signed a Consent Decree, which was entered by the court on December 15, 1994, based on this agreement, requiring supplemental environmental projects (at a cost of approximately $375,000), compliance with permit limits in the future, and $250,000 in fines. Hercules has paid the $250,000 fine and has completed performance of the supplemental environmental projects. Hercules has begun to initiate those actions necessary to obtain court approval for the termination of the Consent Decree.

        Hercules received a letter from the New Jersey Department of Environmental Protection (the "Department") dated March 9, 1995, which stated that the Department was considering an enforcement action against Hercules for alleged noncompliance with the terms of a 1993 Administrative Consent Order ("ACO") at its Kenvil, New Jersey, facility and other alleged violations. The ACO covered alleged violations of the Air Pollution Control Act. The other alleged violations were under the Spill Compensation and Control Act, the New Jersey Water Pollution Control Act, and the New Jersey Safe Drinking Water Act. On March 4, 1997, Hercules received from the Department a formal demand for payment of stipulated penalties under the ACO as well as for civil penalties for the other alleged violations. Hercules finalized an agreement in principle with the Department and payment was made during the fourth quarter 1997.

Item 4.   Submission of Matters to a Vote of Security-Holders.

        The Company's Annual Meeting was held on April 24, 1997. Required information has been supplied in registrant's Form 10-Q for the quarter ended March 31, 1997.

Item 6.   Exhibits and Reports on Form 8-K.

         (a)  Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K.

              Hercules was not required to file any reports on Form 8-K for the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Hercules Incorporated

                              by   George MacKenzie
                                 ---------------------------------------
                                   George MacKenzie
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer
                                   and duly authorized signatory)
                                   November 14, 1997

                              by   Vikram Jog
                                 ---------------------------------------
                                   Vikram Jog
                                   Vice President and Controller
                                   (Principal Accounting Officer)
                                   November 14, 1997