Form 10-K
period 1997-12-31
HERCULES INC
filed 1998-03-31
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997         Commission file number 1-496
                  --------------------------------------------


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

                               Title of each class

                       Common Stock ($25/48 Stated Value)
          6 1/2% Convertible Subordinated Debentures due June 30, 1999
           8% Convertible Subordinated Debentures due August 15, 2010

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 2, 1998, registrant had outstanding 95,916,593 shares of common stock, $25/48 stated value ("Common Stock"), which is registrant's only class of common stock.

         The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on March 2, 1998 was approximately $4.9 billion.


                      DOCUMENTS INCORPORATED BY REFERENCE
 (SPECIFIC PAGES INCORPORATED ARE IDENTIFIED UNDER THE APPLICABLE ITEM HEREIN.)

         Portions of the registrant's definitive Proxy Statement dated March 20, 1998 (the "Proxy Statement") are incorporated by reference in Part lll of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index (see page 43).

                                     PART I

                                         (Dollars in millions, except per share)

ITEM 1. BUSINESS:

     Hercules Incorporated ("Hercules" or the "company") is a diversified, worldwide producer of chemicals and related products. The company was incorporated in Delaware in 1912. During 1997, Hercules joint ventured its Fibers Division (which produced polypropylene fiber and textile yarns) of its Chemical Specialties segment. In 1996, Hercules divested its Composite Products Division (which produced graphite fiber) of its Corporate and other segment. In 1995, Hercules divested its Aerospace segment (which produced solid fuel systems) and the Electronics & Printing Division (which produced photopolymer resins for printing and publishing applications) of its Food & Functional Products segment. Accordingly, information related to the Aerospace segment, Electronics & Printing Division, Composite Products Division, and Fibers Division has been omitted in this Form 10-K, except where relevant.

INDUSTRY SEGMENTS
     Hercules operates, both domestically and throughout the world, in two industry segments: Chemical Specialties and Food & Functional Products. The financial information regarding Hercules' industry segments, which includes net sales and profit from operations for each of the three years in the period ended December 31, 1997 and identifiable assets as of December 31, 1997, 1996, and 1995, is provided in Note 20 to the Consolidated Financial Statements.

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

BUSINESS UNITS                PRINCIPAL PRODUCTS             PRIMARY MARKETS
--------------                ------------------             ---------------
Chemical Specialties
Paper Technology              Reactive sizes,            Writing and printing
                              rosin size,                paper, tissues and
                              dispersed rosin            toweling, liquid
                              sizes, wet-strength        packaging, kraft
                              resins, wax                paper, corrugated
                              emulsions,                 and linerboard
                              defoamers, and             packaging, and kraft
                              retention aids.            specialties.


Resins                        Rosin resins,              Adhesives for tapes
                              hydrocarbon resins,        labels, carpet
                              peroxides.                 backing, packaging,
                                                         and sealants;
                                                         graphic arts,
                                                         particularly inks
                                                         and toners; rubber,
                                                         including plastic
                                                         compounds for wire
                                                         and cable
                                                         insulation; the
                                                         construction
                                                         industry; and
                                                         household products.

Food & Functional Products
Aqualon                       Carboxymethylcellulose,    Paints and lacquers,
                              hydroxypropylcellulose,    adhesives, paper,
                              ethylcellulose,            personal care
                              nitrocellulose,            products and
,                             hydroxy-                   cosmetics,
                              ethylcellulose,            pharmaceuticals,
                              methylcellulose, and       food and beverages,
                              pentaerythritol.           inks, oil well
                                                         drilling, rubber,
                                                         and smokeless
                                                         powder.


Food Gums                     Pectin, carrageenan,       Processed meats,
                              agar.                      jellies and jams,
                                                         baked goods,
                                                         convenience foods,
                                                         and beverages.


     In general, Hercules does not produce against a backlog of firm orders; production is geared primarily to the level of incoming orders and the projections of future demand. Inventories of finished products, work in process, and raw materials are maintained to meet delivery requirements of customers and Hercules' production schedules.

     The businesses of each of the segments are not seasonal to any significant extent.

RAW MATERIALS AND ENERGY

     Raw materials and supplies are purchased from a variety of industry sources, including agricultural, forestry, mining, petroleum, and chemical industries.

     The important raw materials for the Chemical Specialties segment are d-limonene, turpentine, crude tall oil, rosin, pine wood stumps, aromatic and aliphatic resin formers, ketones, cumene, catalysts, alcohols, pure monomers, toluene, clay, phenol, adipic acid, epichlorohydrin, fumaric acid, process oils, stearic acid, diethylenetriamine, phosphorus trichloride, wax, casein, starch, pigments, and antioxidants.

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

     Hercules also has registered trademarks for a number of its products. Some of the more significant trademarks include: AQUAPEL(R) sizing agent, HERCON(R) sizing emulsions, KYMENE(R) resin, REGALREZ(R) resin, AQUALON(R) water-soluble polymers, SLENDID(R) fat replacer, NATROSOL(R) hydroxyethylcellulose, CULMINAL(R) methylcellulose, KLUCEL(R) hydroxypropylcellulose, NATROSOL FPS(R) water-soluble polymer suspension, and PRECIS(R) sizing agent.

RESEARCH AND DEVELOPMENT

     Research and development, which is directed toward the discovery and development of new products and processes, the improvement and refinement of existing products and processes and development of new applications for existing products, is primarily company-sponsored. Hercules spent $53 million on research activities during 1997, as compared to $56 million in 1996 and $59 million in 1995. During the three-year period, research and development expenditures for the Chemical Specialties and Food & Functional Products segments were between 1.9% and 2.4% of sales.

ENVIRONMENTAL MATTERS

     Hercules believes that it is in compliance in all material respects with applicable federal, state, and local environmental laws and regulations. Expenditures relating to environmental cleanup costs have not and are not expected to materially affect capital expenditures or competitive position. Additional information regarding environmental matters is provided in Note 18 to the Consolidated Financial Statements.

EMPLOYEES

     As of December 31, 1997, Hercules had 6,221 employees worldwide. Approximately 3,621 were located in the United States, and of these employees about 37% were represented by various local or national unions.

INTERNATIONAL OPERATIONS

     Information on net sales, profit from operations, identifiable assets by geographic areas, and the amount of export sales, for each of the last three years appears in Note 20 to the Consolidated Financial Statements. Hercules' operations outside the United States are subject to the usual risks and limitations related to investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws, governmental instability (including expropriation or confiscation of assets) and other potentially detrimental domestic and foreign governmental policies affecting United States companies doing business abroad.


ITEM 2. PROPERTIES:

     The company's corporate headquarters and major research center are located in Wilmington, Delaware. Information as to Hercules' principal manufacturing facilities and the industry segment served by each is presented below.

     All principal properties are owned by Hercules except for the company's corporate headquarters, which is leased.

     The following are Hercules' major worldwide plants:

     Chemical Specialties - Aberdeen, Scotland; Beringen, Belgium; Brunswick, Georgia; Burlington, Ontario, Canada; Busnago, Italy; Chicopee, Massachusetts; Franklin, Virginia; Gibbstown, New Jersey; Hattiesburg, Mississippi; Jefferson, Pennsylvania; Kalamazoo, Michigan; Kim Cheon, Korea; Lilla Edet, Sweden; Mexico City, Mexico; Middelburg, the Netherlands; Milwaukee, Wisconsin; Nantou, Taiwan; Pandaan, Indonesia; Paulinia, Brazil; Pendlebury, England; Portland, Oregon; St.-Jean, Quebec, Canada; San Juan del Rio, Mexico; Sandarne, Sweden; Savannah, Georgia; Shanghai, China; Sobernheim, Germany; Tampere, Finland; Tarragona, Spain; Tokushima, Japan; Traun, Austria; Uruapan, Mexico; Voreppe, France; Zwijndrecht, the Netherlands.

     Food & Functional Products - Alizay, France; Cebu, the Philippines; Doel, Belgium; Grossenbrode, Germany; Hopewell, Virginia; Kenedy, Texas; La Calera, Chile; Lille Skensved, Denmark; Louisiana, Missouri; Parlin, New Jersey; Zwijndrecht, the Netherlands.

     Hercules plants and facilities, which are continually added to and modernized, are generally considered to be in good condition and adequate for business operations. From time to time Hercules discontinues operations at, or disposes of, facilities that have for one reason or another become unsuitable.

ITEM 3. LEGAL PROCEEDINGS:

     For discussion of legal proceedings see Note 18 to the Hercules Financial Statements.

     In September 1993, Hercules and the U.S. Environmental Protection Agency
(EPA) Region 1 reached an agreement in principle in settlement of the EPA's claims that Hercules violated its wastewater permit with the City of Chicopee and the Federal pretreatment standard for industrial users of publicly owned treatment works at its Chicopee, Massachusetts, facility. Hercules signed a Consent Decree, which was entered by the court on December 15, 1994, based on this agreement, requiring supplemental environmental projects (at a cost of approximately $375,000), compliance with permit limits in the future, and $250,000 in fines. Hercules has paid the $250,000 fine and has completed performance of the supplemental environmental projects. Hercules has initiated those actions necessary to obtain court approval for the termination of the Consent Decree.

     Hercules received a letter from the New Jersey Department of Environmental Protection (the "Department") dated March 9, 1995, which stated that the Department was considering an enforcement action against Hercules for alleged noncompliance with the terms of a 1993 Administrative Consent Order ("ACO") at its Kenvil, New Jersey, facility and other alleged violations. The ACO covered alleged violations of the Air Pollution Control Act. The other alleged violations were under the Spill Compensation and Control Act, the New Jersey Water Pollution Control Act, and the New Jersey Safe Drinking Water Act. On March 4, 1997, Hercules received from the Department a formal demand for payment of stipulated penalties under the ACO as well as for civil penalties for the other alleged violations. Hercules finalized an agreement in principle with the Department and payment of $2.4 million was made during the fourth quarter 1997.

     In December 1997, Hercules received notice of an enforcement action by the State of Georgia, Environmental Protection Department (EPD). EPD has requested that Hercules enter into a proposed Consent Order, alleging violations of the Resource Conservation and Recovery Act (RCRA) and seeking a civil penalty of $250,000. Hercules has entered into settlement discussions with EPD in an attempt to resolve this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matter was submitted to a vote of security holders during the fourth quarter of 1997, through the solicitations of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT:

     The name, age, and current position of each executive officer (as defined by Securities and Exchange Commission rules) of the company as of March 2, 1998, are listed below. Each of the officers, except Richard G. Dahlen and John M. Bondur, have served in one or more executive capacities with the company and/or its affiliates during the past five years. Richard Dahlen was employed by Monsanto Company for 30 years, holding positions in its Law Department. He joined Hercules in 1996 as vice president and general counsel. John Bondur joined Hercules in 1997 as vice president, Human Resources. Prior to joining Hercules, Mr. Bondur was senior vice president, Human Resources and Communications, for Witco Corporation. There are no family relationships among executive officers.

NAME                                       AGE         CURRENT POSITION
R. Keith Elliott                           56          Chairman and Chief Executive Officer
Vincent J. Corbo                           54          President and Chief Operating Officer
Dominick W. DiDonna                        49          Senior Vice President, International,  and General
                                                       Manager, Paper Technology
Reid J. Frazier                            43          Senior Vice President and General Manager, Aqualon
George MacKenzie                           48          Senior Vice President and Chief Financial Officer
C. Doyle Miller                            57          Senior Vice President
Harry J. Tucci                             57          Senior Vice President, Corporate Development
John M. Bondur                             54          Vice President, Human Resources
Richard G. Dahlen                          58          Vice President and General Counsel
Israel J. Floyd                            51          Corporate Secretary and Assistant General Counsel
Robert E. Gallant                          49          Vice President, Investor Relations and Public Affairs
Bruce W. Jester                            46          Vice President, Taxes
Vikram Jog                                 41          Vice President and Controller
Jan M. King                                48          Vice President and Treasurer
Michael J. Scott                           46          Vice President, Business Analysis, and Assistant
                                                       Controller
Stuart C. Shears                           47          Assistant Treasurer

                                     PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS:

     Hercules Incorporated common stock is listed on the New York Stock Exchange (ticker symbol HPC), The Stock Exchange, London, and the Swiss Stock Exchanges. It is also traded on the Philadelphia, Midwest, and Pacific Exchanges.


     The approximate number of holders of record of common stock ($25/48 stated value) as of January 31, 1998, was 19,815.

     Period                                                                   High     Low
     ------                                                                   ----     ---
     1996
           First Quarter...............................................      66 1/4    54
           Second Quarter..............................................      62 7/8  53 3/8
           Third Quarter...............................................      56 3/8  47 1/2
           Fourth Quarter..............................................      56 1/4  42 3/4
     1997
           First Quarter...............................................      47 7/8  41 1/2
           Second Quarter..............................................      49 3/16 37 3/4
           Third Quarter...............................................      54 1/2  47 7/8
           Fourth Quarter..............................................      50 3/4  41 9/16


On December 31, 1997, the closing price of the common stock was 50 1/16.

     The company has paid quarterly cash dividends as follows:

                                                1st Quarter       2nd Quarter      3rd Quarter       4th Quarter
                                                -----------       -----------      -----------       -----------
     1996  .................................       $0.23             $0.23            $0.23             $0.23
     1997  .................................       $0.25             $0.25            $0.25             $0.25

ITEM 6.    SELECTED FINANCIAL DATA:

     A summary of selected financial data for Hercules for the years and year ends specified is set forth in the table below.

                                                             (Dollars and shares in millions, except per share)
------------------------------------------------------------------------------------------------------------------

FOR THE YEAR                                           1997          1996         1995         1994         1993
------------------------------------------------------------------------------------------------------------------
Net sales                                              $1,866        $2,060       $2,427       $2,821       $2,773
Profit from operations                                    228           441          363          419          308
Income before extraordinary item and
    effect of change in accounting principles             324           325          333          274          208
Net income (loss)                                         319           325          333          274          (33)
Dividends                                                  98            95           95           89           95
Per share of common stock*
   Basic:
    Earnings before extraordinary item and
       effect of change in accounting principles         3.27          3.10         2.98         2.32         1.64
    Earnings (loss)                                      3.22          3.10         2.98         2.32         (.26)
   Diluted:
    Earnings before extraordinary item and
       effect of change in accounting principles         3.18          2.98         2.87         2.23         1.54
    Earnings (loss)                                      3.13          2.98         2.87         2.23         (.25)
   Dividends                                             1.00           .92          .84          .75          .75
Total assets                                            2,411         2,386        2,493        2,941        3,162
Long-term debt                                            419           345          298          307          317


    * Per share amounts for all periods presented have been restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," adopted in the fourth quarter of 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

    This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.

In early 1997, Hercules announced several changes in executive leadership and the adoption of alternative strategies intended to strengthen its current businesses. These measures are designed to improve manufacturing capacity utilization, create operating efficiencies, and eliminate redundant functions. As a result, the company has shut down certain high-cost manufacturing facilities, consolidated redundant manufacturing locations, and initiated work force reductions, with a goal of achieving a more realistic balance between selling prices and volumes. (See Note 11.) It is the company's goal to substantially complete these programs by mid-1998. These actions are expected to have a favorable effect on future before-tax earnings in the range of $20 million to $25 million on an annualized basis, beginning in 1998.

The table below reflects the results of operations on an adjusted basis. The amounts exclude the results of operations of the Aerospace segment, divested in March 1995; the Electronics & Printing Division and Aroma Chemicals business units of the Food & Functional Products segment, divested in December 1995 and December 1996, respectively; the Fibers Division (joint ventured in June 1997) and the Ink Resins business unit (divested in November 1996) of the Chemical Specialties segment; and the Composite Products Division of the Corporate and other segment, divested in June 1996.

Additionally, the 1997 results exclude the effects of asset rationalizations and impairment, severance, benefits, and other adjustments aggregating $167 million. (See Note 11.) 1996 has been adjusted to exclude $13 million of probable environmental recoveries, a $2 million favorable settlement of an environmental remediation claim reported in the Corporate and other segment, and $3 million related to spare-part inventories. 1995 has been adjusted to exclude $34 million ($14 million in Chemical Specialties and $20 million in Food & Functional Products) of selling, general, and administrative (SG&A) expenses, primarily from the early vesting of the 1993 and 1994 long-term incentive compensation programs and the grant of stock awards to all Hercules employees; and $24 million of environmental charges, primarily related to the Jacksonville site, reported in the Corporate and other segment.

The table should make it easier to compare year-over-year operating results. Accordingly, the discussion that follows speaks to the comparisons in the table through profit from operations.

                                                        (Dollars in millions) (Unaudited)
                                                       1997           1996           1995
                                                    -------------------------------------
Net sales                                           $ 1,782        $ 1,774        $ 1,840

Cost of sales                                         1,101          1,095          1,175
Selling, general, and administrative expenses           243            234            254
Research and development                                 52             50             49
Other operating expenses (income), net                   --             (3)            19
                                                    -------------------------------------

Profit from operations                              $   386        $   398        $   343
                                                    =====================================

Net sales by industry segment
     Chemical Specialties                           $   885        $   880        $   891
     Food & Functional Products                         895            891            943
     Corporate and other                                  2              3              6
                                                    -------------------------------------

     Total                                          $ 1,782        $ 1,774        $ 1,840
                                                    =====================================

Profit from operations by industry segment
     Chemical Specialties                           $   169        $   191        $   179
     Food & Functional Products                         224            210            186
     Corporate and other                                 (7)            (3)           (22)
                                                                                  -------

     Total                                          $   386        $   398        $   343
                                                    =====================================


RESULTS OF OPERATIONS

(All comparisons are with the previous year, unless otherwise stated.)

Net sales revenues were relatively flat in 1997 while volumes increased on both a consolidated and segment basis. In the Chemical Specialties segment, paper chemicals volumes were higher on increased market share of wet-strength products, particularly in Europe, and increased alkaline-size volume associated with stronger industry-wide operating rates. Resins volumes were higher on increased demand in the construction, adhesives, and tape markets. In the Food & Functional Products segment, volumes also increased, particularly in water-soluble polymer applications in the paint and construction markets. Additionally, fruit and bakery applications contributed to a favorable volume variance in Food Gums. These volume improvements were almost completely offset by weaker foreign currencies relative to the dollar and lower prices. Weaker foreign currencies impacted consolidated sales $88 million, or 5%; $37 million, or 4%, in Chemical Specialties; and $51 million, or 6%, in Food & Functional Products.

In 1996, consolidated sales declined $66 million, or 4%. Chemical Specialties segment sales declined $11 million, or 1%, while Food & Functional Products segment sales declined $52 million, or 6%. In Chemical Specialties, lower demand in the construction, adhesives, and tape markets, and unfavorable rates of exchange, were partially offset by increased volume of wet-strength and alkaline-size products in Europe and new paper chemicals business in Asia and South America. In Food & Functional Products the decline relates primarily to lower overall volume in construction, oil field, and food markets, coupled with unfavorable rates of exchange, partially offset by favorable pricing in water-soluble polymers.

Profit from operations: Consolidated profit from operations decreased $12 million, or 3%, while Chemical Specialties profits decreased $22 million, or 12%, and Food & Functional Products profits increased $14 million, or 7%, in 1997. The variances reflect the increased volumes noted above and manufacturing cost improvements, offset by significantly weaker foreign currencies relative to the dollar, which negatively impacted consolidated profit from operations $19 million, or 5%; Chemical Specialties profits $6 million, or 4%; and Food & Functional Products profits $12 million, or 5%. Additionally, Chemical Specialties profits and margins were adversely affected by higher manufacturing costs at several Resins plants, resulting from the introduction of new processes and operability issues, and lower pricing in Paper Technology, due to competitive pressures.

In 1996, profit from operations increased on both a consolidated and segment basis despite the sales decline. Consolidated profit from operations increased $55 million, or 16%, while Chemical Specialties profits increased $12 million, or 7%, and Food & Functional Products profits increased $24 million, or 13%. Both the Chemical Specialties and Food & Functional Products segments benefited from revisions to long-term incentive compensation plans in 1995 (see Note 8), which reduced 1996 SG&A expenses, and manufacturing cost improvements, which increased overall gross margins to 38% from 36%. Additionally, the Corporate and other segment benefited from lower environmental remediation costs.

Hercules anticipates the markets it serves to strengthen in 1998. This, along with programs to improve its competitive position and portfolio of products, should result in volume improvements. However, because the company supplies relatively mature industries, high growth rates will be difficult to achieve. The economic situation in Asia continues to be of concern and the strengthening of the dollar, along with competitive pricing pressures, adds additional challenges in meeting financial goals. Manufacturing cost improvements will continue to be a critical element of success.

Equity in income of affiliated companies decreased $23 million in 1997. The decline primarily reflects the loss of equity earnings from the company's investments in Tastemaker, a 50%-owned flavors joint venture, which was monetized in March 1997, and the sale of 2.78 million shares of Alliant Techsystems common stock held by the company. (See Note 17.) As a result, the company's investment in Alliant Techsystems is no longer accounted for on the equity method. In 1996, equity earnings increased $12 million, reflecting improved Tastemaker earnings and a full year of equity earnings from the company's 30% stake in Alliant Techsystems, acquired in March 1995 in conjunction with the sale of the Aerospace segment.

Interest and debt expense increased $4 million and $7 million in 1997 and 1996, respectively, reflecting higher average debt over the respective periods.

Other income (expense), net (see Note 13), increased $348 million in 1997 and decreased $103 million in 1996. The increase in 1997 reflects the gain on monetization of investments, primarily Tastemaker and Alliant, and increased interest income, primarily related to the $500 million note received as part of the Tastemaker transaction. (See Note 17.) In 1996, the decrease reflects the gains on the sale of the Aerospace segment and Electronics & Printing Division in 1995.

The provision for income taxes reflects effective tax rates of 45% in 1997, 33% in 1996, and 34% in 1995. The 1997 rate was unfavorably affected by a relatively higher rate on the monetization of the Tastemaker and Alliant investments, along with required increases to tax reserves related to anticipated tax assessments by federal, state, and foreign tax authorities. Excluding these items, the 1997 effective tax rate would have been 33%. The 1996 rate was favorably affected by the use of tax loss carryforwards, while the 1995 rate reflects use of foreign tax credits and a state income tax settlement related to a prior year's sale of an investment.

FINANCIAL CONDITION

Liquidity and financial resources: Net cash flow from operations was $187 million in 1997, $225 million in 1996, and $328 million in 1995. The decrease in 1997 primarily relates to lower trade payables, severance payments (see Note
11), and higher legal and environmental spending, partially offset by lower tax payments. The decrease in 1996 primarily relates to higher tax payments and increased working capital requirements. The higher tax payments in 1996 relate to the divestiture of the Electronics & Printing Division and payments related to prior years' federal income tax audits. In March 1997, Hercules completed transactions to monetize its investment in Tastemaker. According to the provisions of the transactions, Hercules received approximately $108 million in cash, subject to post-closing adjustments. (See Notes 13 and 17.) In addition, Hercules retained a $500 million, five-year note, with an early payment provision of three years, classified as held to maturity. The net cash value of the transaction to Hercules will approximate $550 million. Cash is being utilized to repurchase shares unless and until a more attractive investment appears. In October 1997, Hercules entered into an agreement with Alliant Techsystems providing for the disposition of 3.86 million shares of Alliant common stock held by Hercules for approximately $220 million in cash. Under the agreement, 2.78 million shares were sold in November 1997 for $154 million in cash. The remaining 1.08 million shares are subject to a put/call arrangement between Hercules and Alliant and should result in Hercules selling the remaining shares to Alliant in four equal installments during 1998 for aggregate proceeds of approximately $60 million. Total proceeds from asset disposals were $295 million in 1997, $196 million in 1996, and $376 million in 1995.

In addition to internally generated cash, various credit sources are available to the company. These include short-term lines of credit, of which $172 million was available at December 31, 1997, and revolving credit agreements with several banks providing $700 million, of which $455 million was available at December 31, 1997. In addition, during the year the company increased the amount accessible under shelf registrations from $50 million to $300 million.

During the year, the company restructured its property damage and business interruption insurance, reducing the deductible to $25 million from $50 million, while enhancing coverage and maintaining premium costs.

Commitments and capital structure: Total capitalization (stockholders' equity plus debt) remained relatively flat at $1.4 billion at December 31, 1997. Stockholders' equity declined $197 million as share repurchases continued, while total debt increased $36 million. As a result, total debt as a percentage of capitalization increased to 50% from 43%.

Fluctuations in interest and foreign currency exchange rates affect the company's financial position and results of operations. The company uses several strategies to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow. (See "Foreign Currency Translation" and "Financial Instruments and Hedging" in the Summary of Significant Accounting Policies and Notes 13 and 16.) The discussion below presents the sensitivity of the market value of the company's financial instruments to selected changes in market rates and prices. The range of changes chosen reflects the company's view of changes, which are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The market values for interest rate risk are calculated by the company utilizing a third-party software model that utilizes standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

The company's derivative and other financial instruments subject to interest rate risk consist of debt instruments, interest rate swaps, and the five-year $500 million note received as a result of the Tastemaker transaction. At December 31, 1997, net market value of these combined instruments was a liability of $239 million. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels at December 31, 1997, with all other variables held constant. A 100-basis point increase in interest rates would result in a $24 million decrease in the net liability. A 100-basis point decrease in interest rates would result in a $33 million increase in the net liability.

The market value of the company's portfolio of financial instruments subject to equity price risk at December 31, 1997, was an asset of $51 million. The sensitivity analysis assumes an instantaneous 10% change in valuation with all other variables held constant. A 10% increase or decrease would increase or decrease the asset position by $5 million.

The company's financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of $2 million at December 31, 1997. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from the December 31, 1997 levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies would result in an increase of $14 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $18 million in the net asset position.

Foreign exchange forward and option contracts are used to hedge the company's firm and anticipated foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. There are presently no significant restrictions on the remittance of funds generated by the company's operations outside the United States.

Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $71 million and $224 million. The company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected. (See Note 18.)

Environmental remediation expenses are funded from internal sources of cash. Such expenses are not expected to have a significant effect on the company's ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows.

Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage, and personal injury matters. Hercules is also a defendant in three Qui Tam (Whistle Blower) lawsuits arising from its Aerospace segment, divested in March 1995. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period. (See Note 18.)

A quarterly dividend has been paid without interruption since 1913, the company's first year of operation. The annual dividend of $1.00 per share during 1997 represents a total payout for the year of $98 million. In December 1997, the company announced an 8% quarterly dividend increase to $.27 per share, payable March 25, 1998, to shareholders of record on March 6, 1998.

During 1997, capital expenditures remained relatively flat at $119 million with 38% of the expenditures related to increased production capacity, compared with 29% in 1996 and 23% in 1995. The remainder mostly relates to cost-savings projects, capacity maintenance, and regulatory requirements. Capital expenditures are expected to approximate $144 million during 1998. This amount includes funds for continuing or completing existing projects and new expansion projects, including a methylcellulose upgrade at Doel, Belgium, and pectin expansions.

OTHER MATTERS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 130 establish standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements. The provisions of SFAS No. 131 establish standards for the way that enterprises report information about operating segments in annual financial statements and require that selected information about operating segments in interim financial statements be reported. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. Hercules is reviewing these new standards of disclosure for adoption in 1998.

The company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The company is addressing the Year 2000 exposure through a discrete cross-functional team chartered to identify, evaluate, and remediate noncompliant systems.

In 1993, the company began a process of implementing SAP R/3(TM) integrated software as an enterprise-wide system that will ensure Year 2000 compliance in core financial systems by 1999. Based on preliminary information, the cost of remediating problems not covered within the scope of the SAP R/3 implementation is not expected to have a material adverse impact on financial position, results of operations, or cash flow.

This annual report includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on reasonable assumptions. Results could differ materially depending on such factors as business climate, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates, and adverse changes in economic and political climates around the world. As appropriate, additional factors are contained in reports filed with the Securities and Exchange Commission. This paragraph is included to provide safe harbor for forward-looking statements, which are not required to be publicly revised as circumstances change.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                           REQUIRED SUPPLEMENTARY DATA
                              HERCULES INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS                                                                           PAGE
                                                                                                            ----
       Report of Independent Accountants................................................................     13
       Consolidated Statement of Income for the Years Ended December 31, 1997, 1996, and
          1995..........................................................................................     14
       Consolidated Balance Sheet as of December 31, 1997 and 1996......................................     15
       Consolidated Statement of Cash Flow for the Years Ended December 31, 1997, 1996, and
          1995..........................................................................................     16
       Consolidated Statement of Stockholders' Equity for the Years Ended December 31,
           1997, 1996, and 1995.........................................................................     17
       Notes to Consolidated Financial Statements.......................................................    18-37

SUPPLEMENTARY DATA
       Summary of Quarterly Results (Unaudited).........................................................     38
       Subsidiaries of Registrant.......................................................................     39

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and the Board of Directors of Hercules Incorporated
Wilmington, Delaware

We have audited the accompanying consolidated balance sheets of Hercules Incorporated and subsidiary companies as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flow for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hercules Incorporated and subsidiary companies as of December 31, 1997 and 1996, and the consolidated results of their operations and cash flow for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 19 to the Financial Statements, in 1997 the company changed its method of accounting for costs incurred in connection with its enterprise software installation.





2400 Eleven Penn Center
Philadelphia, Pennsylvania 19103
February 13, 1998

Hercules Incorporated
Consolidated Statement of Income         (Dollars in millions, except per share)

                                                                   Year Ended December 31,
---------------------------------------------------------------------------------------------------------

                                                                        1997           1996          1995
                                                                     ------------------------------------
Net sales                                                            $ 1,866        $ 2,060        $2,427
                                                                     ------------------------------------

Cost of sales                                                          1,169          1,320         1,591
Selling, general, and administrative expenses                            251            262           367
Research and development                                                  53             56            59
Other operating expenses (income), net (Note 11)                         165            (19)           47
                                                                     ------------------------------------

Profit from operations                                                   228            441           363

Equity in income of affiliated companies                                  30             53            41
Interest and debt expense (Note 12)                                       39             35            28
Other income, net (Note 13)                                              374             26           129
                                                                     ------------------------------------

Income before income taxes and effect of change in
      accounting principle                                               593            485           505
Provision for income taxes (Note 14)                                     269            160           172
                                                                     ------------------------------------

Income before effect of change in accounting principle                   324            325           333

Effect of change in accounting principle (Note 19)                        (5)            --            --
                                                                     ------------------------------------

Net income                                                           $   319        $   325        $  333
                                                                     ====================================

Earnings per share (Note 15)

Basic:
      Earnings before effect of change in accounting principle       $  3.27        $  3.10        $ 2.98
      Effect of change in accounting principle                          (.05)            --            --
                                                                     ------------------------------------
      Earnings per share                                             $  3.22        $  3.10        $ 2.98
                                                                     ====================================

Diluted:
      Earnings before effect of change in accounting principle       $  3.18        $  2.98        $ 2.87
      Effect of change in accounting principle                          (.05)            --            --
                                                                     ------------------------------------
      Earnings per share                                             $  3.13        $  2.98        $ 2.87
                                                                     ====================================



The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Balance Sheet                                 (Dollars in millions)

                                                                          December 31,
---------------------------------------------------------------------------------------------------

                                                                                1997          1996
                                                                             ---------------------
ASSETS
Current assets
       Cash and cash equivalents                                             $    17        $   30
       Accounts receivable, net (Note 1)                                         389           394
       Inventories (Note 2)                                                      234           279
       Deferred income taxes (Note 14)                                            49            36
                                                                             ---------------------
              Total current assets                                               689           739

Property, plant, and equipment, net (Note 9)                                     687           865
Investments (Note 3)                                                             615           364
Prepaid pension (Note 10)                                                        216           193
Deferred charges and other assets                                                204           225
                                                                             ---------------------
              Total assets                                                   $ 2,411        $2,386
                                                                             =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable                                                      $   116        $  140
       Short-term debt (Note 4)                                                  275           313
       Accrued expenses (Note 9)                                                 408           241
                                                                             ---------------------
              Total current liabilities                                          799           694

Long-term debt (Note 5)                                                          419           345
Deferred income taxes (Note 14)                                                  160           129
Other postretirement benefits (Note 10)                                          139           154
Deferred credits and other liabilities                                           204           177

Stockholders' equity
       Series preferred stock (Note 6)                                            --            --
       Common stock (Note 7)
               (shares issued: 1997--154,357,015; 1996--152,269,076)              80            79
       Additional paid-in capital                                                504           493
       Foreign currency translation adjustment                                    (2)           45
       Retained earnings                                                       2,163         1,942
                                                                             ---------------------
                                                                               2,745         2,559
Reacquired stock, at cost (shares: 1997--58,289,376; 1996--50,866,562)         2,055         1,672
                                                                             ---------------------
              Total stockholders' equity                                         690           887
                                                                             ---------------------
              Total liabilities and stockholders' equity                     $ 2,411        $2,386
                                                                             =====================



The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statement of Cash Flow                        (Dollars in millions)

                                                                               Year Ended December 31,
---------------------------------------------------------------------------------------------------------------

                                                                                 1997         1996        1995
                                                                                -------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                      $ 319        $ 325        $ 333
Adjustments to reconcile net income to net cash provided from operations:
       Depreciation                                                                73          106          133
       Nonoperating gain on disposals                                            (398)         (22)        (132)
       Noncash charges (credits)                                                  186          (19)          75
       Other                                                                       15            5          (12)
       Accruals and deferrals of cash receipts and payments:
              Affiliates' earnings in excess of dividends received                (25)         (25)         (19)
              Accounts receivable                                                 (44)           6           45
              Inventories                                                         (19)         (17)          27
              Accounts payable and accrued expenses                                86          (77)         (92)
              Noncurrent assets and liabilities                                    (6)         (57)         (30)
                                                                                -------------------------------
                    Net cash provided from operations                             187          225          328
                                                                                -------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                             (119)        (120)        (117)
Proceeds of investment and fixed asset disposals                                  295          196          376
Other                                                                             (34)          (6)           7
                                                                                -------------------------------
                    Net cash provided from investing activities                   142           70          266
                                                                                -------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                                           343           75           97
Long-term debt repayments                                                        (130)         (27)         (78)
Change in short-term debt                                                         (35)         112           14
Common stock issued                                                                38           15           15
Common stock reacquired                                                          (458)        (417)        (584)
Dividends paid                                                                    (98)         (95)         (95)
                                                                                -------------------------------

                    Net cash used for financing activities                       (340)        (337)        (631)
Effect of exchange rate changes on cash                                            (2)          (1)          (2)
                                                                                -------------------------------

Net decrease in cash and cash equivalents                                         (13)         (43)         (39)
Cash and cash equivalents at beginning of year                                     30           73          112
                                                                                -------------------------------

Cash and cash equivalents at end of year                                        $  17        $  30        $  73
                                                                                ===============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
       Interest (net of amount capitalized)                                     $  29        $  30        $  30
       Income taxes paid, net                                                     152          190          134
Noncash investing and financing activities:
       Conversion of notes and debentures                                          31            1           28
       Incentive plan stock issuances                                              15           14           58
       Accounts payable for common stock acquisitions                               5            8            1
       Investment in unconsolidated affiliates                                     --            1          174
       Investment in long-term notes                                              504           --           --
       Accounts receivable from sale of investment/asset disposals                  8            9           --
                                                                                -------------------------------



The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statement of Stockholders' Equity             (Dollars in millions)

                                                                  Common   Paid-In  Translation  Retained    Reacquired
                                                                   Stock   Capital  Adjustment   Earnings      Stock
-----------------------------------------------------------------------------------------------------------------------

Balances at January 1, 1995                                          $78    $ 395     $ 49     $ 1,474     $   701
      (Common shares: issued 149,115,459; reacquired, 32,480,067)

Net income                                                            --       --       --         333          --
Cash dividends, $.84 per common share                                 --       --       --         (95)         --
Foreign currency translation adjustment                               --       --       26          --          --
Purchase of common stock, 11,546,399 shares                           --       --       --          --         577
Issuance of common stock:
    Incentive plans, net, 1,476,805 shares including
       849,625 from reacquired stock                                  --       50       --          --         (22)
    Conversion of notes and debentures, 1,920,826 shares               1       27       --          --          --

------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995                                        $79    $ 472     $ 75     $ 1,712     $ 1,256
    (Common shares: issued 151,663,465; reacquired, 43,176,841)

Net income                                                            --       --       --         325          --
Cash dividends, $.92 per common share                                 --       --       --         (95)         --
Foreign currency translation adjustment                               --       --      (30)         --          --
Purchase of common stock, 7,970,784 shares                            --       --       --          --         425
Issuance of common stock:
    Incentive plans, net, 844,751 shares including
       281,063 from reacquired stock                                  --       20       --          --          (9)
    Conversion of notes and debentures, 41,923 shares                 --        1       --          --          --

                                                                                                           -------
------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                                        $79    $ 493     $ 45     $ 1,942     $ 1,672
    (Common shares: issued 152,269,076; reacquired, 50,866,562)
Net income                                                            --       --       --         319          --
Cash dividends, $1.00 per common share                                --       --       --         (98)         --
Foreign currency translation adjustment                               --       --      (47)         --          --
Purchase of common stock, 9,536,619 shares                            --       --       --          --         455
Issuance of common stock:
    Incentive plans, net, 2,113,805 shares from
       reacquired stock                                               --      (19)      --          --         (72)
    Conversion of notes and debentures, 2,087,939 shares               1       30       --          --          --
------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                                        $80    $ 504     $ (2)    $ 2,163     $ 2,055
    (Common shares: issued 154,357,015; reacquired, 58,289,376)


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

INVENTORIES

Inventories are stated at the lower of cost or market. Domestic inventories are valued predominantly on the last-in, first-out (LIFO) method. Foreign and certain domestic inventories, which in the aggregate represent 66% of total inventories at December 31, 1997, are valued principally on the average-cost method.

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

PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

Effective December 31, 1997, the company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable.

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

EARNINGS PER SHARE

Effective December 31, 1997, the company adopted SFAS No. 128, "Earnings per Share." The provisions of SFAS No. 128 establish standards for computing and presenting earnings per share (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally, it requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Per-share amounts for all periods presented have been restated to conform with the provisions of SFAS No. 128.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of:   (Dollars in millions)
                                           1997       1996
                                           ---------------
Trade                                      $285       $327
Other                                       107         71
                                           ---------------
    Total                                   392        398
Less allowance for doubtful accounts          3          4
                                           ---------------
                                           $389       $394
                                           ===============



       At December 31, 1997, net trade accounts receivable from customers located in the United States, Europe, the Americas, and Asia were $124 million, $129 million, $23 million, and $6 million, respectively.

2.     INVENTORIES

The components of inventories are:          (Dollars in millions)
                                               1997       1996
                                               ---------------
Finished products                              $121       $154
Materials, supplies, and work in process        113        125
                                               ---------------
                                               $234       $279
                                               ===============


       Inventories valued on the LIFO method were lower than if valued under the average-cost method, which approximates current cost, by $37 million and $33 million at December 31, 1997 and 1996, respectively.

3.     INVESTMENTS

Total equity investments in affiliated companies were $21 million at December 31, 1997, and $290 million at December 31, 1996. Dividends received from affiliated companies were $0 in 1997, $11 million in 1996, and $9 million in 1995.

       Other investments, at cost or less, were $594 million and $74 million at December 31, 1997 and 1996, respectively. Included in these amounts are noncurrent marketable securities aggregating $81 million and $33 million for the corresponding years, classified as "available for sale." The value of these investments, based on market quotes, approximates book values. Additionally, at December 31, 1997, investments included a $500 million 6.2% interest-bearing five-year note, with an early payment provision of three years, classified as "held to maturity," which was received in March 1997 upon completion of transactions that monetized the company's investment in Tastemaker. (See Notes 13 and 17.)

4.     SHORT-TERM DEBT

A summary of short-term debt follows:

                                        (Dollars in millions)
                                           1997       1996
                                           ---------------
Commercial paper                           $195       $265
Banks                                        80         48
Current maturities of long-term debt         --         --
                                           ---------------
                                           $275       $313
                                           ===============


       Commercial paper is issued or renewed for varying periods, with interest at prevailing market rates. Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS


generally payable on demand with interest at various rates. Book values of commercial paper and bank borrowings approximate market value because of their short maturity period.

       At December 31, 1997, Hercules had $172 million of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Lines of credit in use at December 31, 1997, were $80 million. Weighted-average interest rates on short-term borrowings at December 31, 1997 and 1996, were 5.40% and 5.51%, respectively.

5.     LONG-TERM DEBT

A summary of long-term debt follows:

                                                     (Dollars in millions)
                                                          1997       1996
                                                          ---------------
6.15% notes due 2000                                      $100       $ --
6.60% notes due 2027 (a)                                   100         --
7.85% notes due 2000                                        25         25
6.625% notes due 2003 (b)                                  125        125
8% convertible subordinated debentures due 2010 (c)         10         41
Commercial paper (d)                                        50         50
Variable rate loans (e)                                      2         93
Other                                                        7         11
                                                          ---------------
                                                           419        345
Current maturities of long-term debt                        --         --
                                                          ---------------
Net long-term debt                                        $419       $345
                                                          ===============

       (a) 30-year debentures with a 10-year put option, exercisable by bondholder at a redemption price equal to principal amount.

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

       The company has entered into a revolving credit and competitive advance facility agreement with several banks providing for commitments that terminate in 2002. Hercules may borrow up to a total of $700 million (of which $455 million was available at December 31, 1997) at agreed-upon spreads over various benchmark rates, such as the London Interbank Offered Rate (LIBOR). This agreement requires the maintenance of certain financial ratios.

       Long-term debt maturities during the next five years are $1 million in 1998, $3 million in 1999, $128 million in 2000, $0 in 2001, and $51 million in 2002.

6.     SERIES PREFERRED STOCK

The series preferred stock is without par value and is issuable in series. There are 2,000,000 shares authorized for issuance, none of which have been issued.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS




7.     COMMON STOCK

Hercules common stock has a stated value of $25/48, and 300,000,000 shares are authorized for issuance. At December 31, 1997, a total of 17,412,091 shares were reserved for issuance for the following purposes: 879,999 shares for sales to the Savings Plan Trustee; 7,876,685 shares for the exercise of awards under the Stock Option Plan; 6,520,192 shares for awards under incentive compensation plans; 803,921 shares for conversion of debentures and notes; and 1,331,294 shares for employee stock purchases.

       For the company's stock repurchase program, from its start in 1991 through year-end 1997, the Board authorized the repurchase of up to 74,650,000 shares of company common stock. Of that total, 6,150,000 shares were intended to satisfy requirements of various employee benefit programs. During this period, a total of 64,129,202 shares of common stock were purchased in the open market at an average price of $37.01 per share.

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

       In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions and risk of forfeiture). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 873,627; 1,881,946; and 1,691,546 at December 31, 1997, 1996, and 1995,
respectively.

       Under the company's incentive compensation plans, 6,520,192 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant. Additionally, on May 1, 1997, Hercules granted regular stock options to all eligible full-time employees, under the new Option Advantage plan.

       The company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. The cost of stock awards and other market-based units, which is charged to income over the restriction or performance period, amounted to $4 million for 1997; $9 million for 1996; and $81 million (including $39 million in the fourth quarter, primarily related to the early vesting of certain long-term incentive compensation programs) during 1995.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS



       Below is a summary of outstanding stock option grants under the incentive compensation plans during 1995, 1996, and 1997:

                                  Regular                 Performance-Accelerated
                                  -------                 -----------------------
                                                         Weighted-       Weighted-
                          Number of      Average         Number of       Average
                           Shares         Price           Shares          Price
                           ------         -----           ------          -----
January 1, 1995          3,912,960        $22.01             --          $ --
Granted                    648,949        $47.69          786,375        $48.54
Exercised                 (654,625)       $22.24             --          $ --
Forfeited                  (24,100)       $16.02             --          $ --
-------------------------------------------------------------------------------

December 31, 1995        3,883,184        $26.24          786,375        $48.54
Granted                    673,450        $55.40        2,303,750        $49.66
Exercised                 (646,247)       $21.29             --          $ --
Forfeited                     (800)       $47.25          (14,319)       $48.29
-------------------------------------------------------------------------------

December 31, 1996        3,909,587        $32.49        3,075,806        $49.38
Granted                  1,708,100        $40.14          810,125        $41.07
Exercised               (1,611,449)       $20.97             --          $ --
Forfeited                   (4,950)       $56.26          (10,534)       $53.07
-------------------------------------------------------------------------------

December 31, 1997        4,001,288        $40.41        3,875,397        $47.63



       The weighted-average fair value of regular stock options granted during 1995, 1996, and 1997 was $13.91, $14.36, and $10.13, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1995, 1996, and 1997 was $11.17, $10.20, and $9.39, respectively.

       Following is a summary of regular stock options exercisable at December 31, 1995, 1996, and 1997, and their respective weighted-average share prices:

                                                                                Weighted-Average
                                                Number of Shares                Exercise Price
                                               -----------------------------------------------
Options exercisable
December 31, 1995                                2,567,445                            $20.70

Options exercisable
December 31, 1996                                2,636,457                            $25.08

Options exercisable
December 31, 1997                                2,013,148                            $38.54


         There were no performance-accelerated stock options exercisable at December 31, 1995, 1996, and 1997.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS



         Following is a summary of regular stock options outstanding at December 31, 1997:

                                            Outstanding Options                          Exercisable Options
                       -----------------------------------------------------             -------------------
                                               Weighted-
                          Number                Average           Weighted-            Number             Weighted-
                        Outstanding            Remaining           Average           Exercisable          Average
 Exercise                   at                 Contractual         Exercise              at              Exercise
Price Range              12/31/97                 Life              Price            12/31/97             Price
------------------------------------------------------------------------------------------------------------------
$ 0 - $20                 370,138                 3.46             $15.60             370,138             $15.60
$21 - $30                 202,150                 5.33             $24.98             202,150             $24.98
$31 - $40               1,980,060                 8.69             $38.71             431,460             $35.96
$41+                    1,448,940                 7.90             $51.23           1,009,400             $50.77


       The range of exercise prices for the performance-accelerated options outstanding at December 31, 1997, is $47 to $61 with a weighted-average contractual life of 8.49 years. The company estimates at December 31, 1997, 100% of such options will eventually vest.

       The company's Employee Stock Purchase Plan is a qualified noncompensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 1,331,294 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 1997 and 1996, were 468,706 and 383,820, respectively. The company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

       Had compensation cost for the company's Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

         The following assumptions would be used in estimating fair value for 1997, 1996, and 1995:

                                                                                                  Employee
                                                                    Performance-                     Stock
                                           Regular                   Accelerated                  Purchase
          Assumption                          Plan                        Plan                        Plan
          ----------                          ----                        ----                        ----
      Dividend yield                           3.0%                        3.0%                        3.0%
      Risk-free interest rate                  6.53%                       6.17%                      5.56%
      Expected life                           7 yrs.                      5 yrs.                      3 mos.
      Expected volatility                      22.6%                       20.9%                      23.6%

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS



         The company's net income and earnings per share for 1997, 1996, and 1995 would approximate the pro forma amounts below:

                                   (Dollars in millions, except per share)
                                      1997           1996           1995
                                 ---------------------------------------

Net income
         As reported             $    319       $    325       $    333
         Pro forma               $    308       $    317       $    329

Basic earnings per share
         As reported             $   3.22       $   3.10       $   2.98
         Pro forma               $   3.10       $   3.02       $   2.95

Diluted earnings per share
         As reported             $   3.13       $   2.98       $   2.87
         Pro forma               $   3.04       $   2.92       $   2.84


         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

9.     ADDITIONAL BALANCE SHEET DETAIL

                                                      (Dollars in millions)
                                                        1997         1996
                                                      -------------------
Property, plant, and equipment
      Land                                            $   18       $   21
      Buildings and equipment                          1,957        2,247
      Construction in progress                           113           81
          Total                                        2,088        2,349
      Accumulated depreciation and amortization        1,401        1,484
                                                      -------------------
      Net property, plant, and equipment              $  687       $  865
                                                      ===================

 Accrued expenses
      Payroll and employee benefits                   $   37       $   36
      Income taxes payable                                91           20
      Other                                              280          185
                                                      -------------------
Accrued expenses                                      $  408       $  241
                                                      ===================

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS



10.    PENSION AND OTHER POSTRETIREMENT BENEFITS

The company provides defined benefit pension and postretirement benefit plans to employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

                                                                                  (Dollars in millions)
                                                                                        Other
                                                                                    Postretirement
                                                 Pension Benefits                      Benefits
                                                 ---------------------------------------------------
                                                    1997            1996          1997          1996
                                                 ---------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at January 1                  $ 1,046         $ 1,058         $ 141         $ 183
Service cost                                          17              19             1             1
Interest cost                                         78              77            10            11
Amendments                                             6            --            --             (29)
Assumption change                                     77             (44)           10            (5)
Divestiture                                           (4)           --            --            --
Translation difference                               (13)             (7)         --            --
Actuarial loss                                        12              23          --            --
Benefits paid from plan assets                      (105)            (78)           (2)           (2)
Benefits paid by company                            --                (2)          (19)          (18)
                                                 ---------------------------------------------------
Benefit obligation at December 31                $ 1,114          $1,046          $141         $ 141
                                                 ===================================================

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1           $ 1,168         $ 1,098         $   9         $   9
Actual return on plan assets                         187             139             2             2
Divestiture                                           (2)           --            --            --
Company contributions                                  4               5          --            --
Asset transfers and receivables                     --                 6          --            --
Translation difference                               (15)             (2)         --            --
Benefits paid from plan assets                      (105)            (78)           (2)           (2)
                                                 ---------------------------------------------------
Fair value of plan assets at December 31         $ 1,237          $1,168         $   9         $   9


Funded status of the plans                       $   124         $   122         $(132)        $(132)
Unrecognized actuarial loss                           93              89            22            13
Unrecognized prior service cost (benefit)             39              35           (50)          (55)
Unrecognized net transition obligation               (40)            (53)         --            --
Amount included in accrued expenses--other          --              --              21            20
                                                 ---------------------------------------------------
Prepaid (accrued) benefit cost                   $   216            $193         $(139)        $(154)
                                                 ===================================================

ASSUMPTIONS AS OF DECEMBER 31
Discount rate (weighted average)                    7.25%           7.75%         7.25%         7.75%
Expected return on plan assets                      9.25%           9.25%         9.25%         9.25%
Rate of compensation increase                       4.50%           4.50%         4.50%         4.50%

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS



       Net periodic pension and other postretirement benefit costs include the following components:

                                                                                    (Dollars in millions)
                                              Pension Benefits             Other Postretirement Benefits
                                       -----------------------------------------------------------------
                                        1997        1996        1995        1997        1996        1995
                                       -----------------------------------------------------------------
Service cost                           $  17        $ 19        $ 18        $  1        $  1        $  1
Interest cost                             78          77          80          10          11          15
Return on plan assets (expected)        (103)        (99)        (94)         (1)         (1)         (1)
Amortization and deferrals                 5           6           3          (5)         (5)         (4)
Amortization of transition asset         (14)        (14)        (15)        --          --          --
                                       -----------------------------------------------------------------
Benefit cost (credit)                  $ (17)       $(11)       $ (8)       $  5        $  6        $ 11
                                       =================================================================

Pension

During 1997, the company recognized a charge of approximately $8 million for special termination benefits. In March 1995, the company transferred plan assets and liabilities to Alliant Techsystems in connection with the Aerospace divestiture, resulting in curtailment and settlement losses of $16 million and $42 million, respectively, which were reflected in the gain on the sale of the Aerospace segment. (See Note 17.)

Other Postretirement Benefits

The postretirement benefit plans are contributory health care and life insurance plans. In August 1993, a Voluntary Employees' Beneficiary Association (VEBA) Trust was established and funded with $10 million of company funds. The company periodically obtains reimbursement from the Trust for union retiree claims, while other claims are paid from company assets. The participant contributions are immediately used to cover claim payments and, for this reason, do not appear as contributions to plan assets.

       In 1996, Medicare Risk HMOs were offered to certain retiree groups. This initiative was expanded in 1997 and is expected to continue. This plan change reduced the accumulated postretirement benefit obligation by $29 million, which will be amortized over the average remaining service lives of the company's active employees and has the effect of reducing net periodic benefit costs.

       The assumed health care cost trend rate at December 31, 1997, was 5% for those under age 65 and 4.75% for those over age 65, decreasing to 4.5% in 1999 and thereafter. The assumed health care cost trend rate at December 31, 1996, was 6% for those under age 65 and 5% for those over age 65, decreasing to 4.5% in 1999 and thereafter.

       A one percentage point change in the assumed health care cost trend rate would change the postretirement benefit obligation by $5 million and would not have a material effect on aggregate service and interest cost components.


11.    OTHER OPERATING EXPENSES (INCOME), NET

Other operating expenses (income), net, includes charges of $146 million, primarily associated with management organizational changes and adoption of alternative competitive strategies announced in early 1997 relative to ongoing businesses. The charges include $122 million related to asset rationalizations and impairment and $24 million related to severance benefits.

       Included in the $122 million is an impairment loss of $95 million ($24 million in Food & Functional Products and $71 million in Chemical Specialties), where the sum of estimated future cash flows (undiscounted) was less than the carrying amount of the assets. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used by the company to evaluate

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS



potential investments. Additionally, the company recognized approximately $27 million of rationalization charges primarily associated with certain assets, which were no longer being utilized, and lease abandonment costs.

       Concurrently, management authorized and committed the company to a plan to reduce its work force and accrued $24 million of severance-related benefits, of which approximately $15 million is the remaining liability at December 31, 1997. Under the plan, approximately 270 employees will be terminated. The plan includes reorganization of management, reductions in operating personnel at certain domestic and foreign facilities, and the consolidation of certain support functions.

       Other operating expenses include $13 million of net environmental cleanup costs, principally for nonoperating sites and $8 million of executive retirement benefits.

       In 1996, other operating expenses (income), net, included probable recoveries related to environmental remediation of $13 million and reduction in the estimated loss on the divestiture of the Composite Products Division of $5 million. In 1995, other operating expenses (income), net, included environmental cleanup costs of $35 million, principally for nonoperating sites; employee separation costs and write-offs of $4 million; and $8 million related to estimated losses on the Composite Products divestiture.

12.    INTEREST AND DEBT EXPENSE

Interest and debt costs are summarized as follows:

                            (Dollars in millions)
                        1997      1996      1995
                        ------------------------
Costs incurred           $47       $40       $33
Amount capitalized         8         5         5
                        ------------------------
Amount expensed          $39       $35       $28
                        ========================


13.    OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists of the following:

                                                     (Dollars in millions)
                                           1997         1996         1995
                                           ------------------------------
Interest income                           $  29        $   5        $   9
Net gains on dispositions                   398           22          132
Acquisition costs                           (20)        --           --
Legal settlements and accruals              (41)        --           --
Miscellaneous income (expense), net           8           (1)         (12)
                                           ------------------------------
                                          $ 374        $  26        $ 129
                                          ===============================


       Gains on dispositions in 1997 include a gain of $368 million on the completion of transactions that monetized the company's investment in Tastemaker, a 50% owned flavors joint venture, and a gain of $19 million from the fourth-quarter sale of 2.78 million shares of Alliant Techsystems common stock held by Hercules. (See Note 17.) Acquisition costs represent a fourth-quarter charge primarily related to the company's unsuccessful bid for Allied Colloids. Net gains on dispositions in 1996 reflect the sale of real estate and the fourth-quarter sale of a product line. In 1995, net gains on dispositions primarily reflect the sale of the Aerospace segment, $39 million, and the fourth-quarter sale of the Electronics & Printing Division of the Food & Functional Products segment, $85 million. Miscellaneous income (expense), net, includes net foreign currency gains (losses) of $19 million, $11 million, and ($16) million in 1997, 1996, and 1995, respectively.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS


14.    INCOME TAXES

The domestic and foreign components of income before taxes and effect of change in accounting principle are presented below:

                                                                        (Dollars in millions)
                                               1997                1996                  1995
                                               ----------------------------------------------
Domestic                                       $396                $250                  $297
Foreign                                         197                 235                   208
                                              -----------------------------------------------
                                               $593                $485                  $505
                                              ===============================================


       A summary of the components of the tax provision follows:

                                        (Dollars in millions)
                                 1997       1996        1995
                                 ---------------------------
Currently payable
       U.S. federal              $169       $ 33       $ 122
       Foreign                     63         60          62
       State                        2          9           1
Deferred
       Domestic                    30         41         (15)
       Foreign                      5         17           2
                                 ---------------------------
Provision for income taxes       $269       $160       $ 172
                                 ===========================



       Deferred tax liabilities (assets) at December 31 consist of:

                                                (Dollars in millions)
                                                   1997         1996
                                                   -----------------
Depreciation                                      $ 119        $ 161
Prepaid pension                                      82           76
Inventory                                            15           10
Investments                                          84         --
Other                                                22           24
                                                   -----------------
Gross deferred tax liabilities                      322          271
                                                   -----------------
Postretirement benefits other than pensions         (66)         (71)
Accrued expenses                                   (110)         (88)
Loss carryforwards                                  (15)         (16)
Other                                               (32)         (18)
                                                   -----------------
Gross deferred tax assets                          (223)        (193)
                                                   -----------------
Valuation allowance                                  12           15
                                                   -----------------
                                                  $ 111        $  93
                                                  ==================


         A reconciliation of the U.S. statutory income tax rate to the effective rate follows:


                                     1997       1996        1995
                                     ---------------------------
U.S.  statutory income tax rate        35%        35%         35%
Foreign dividends net of credits        2        --           (1)
State taxes                            --          1           1
Utilization of operating losses        --         (2)        --
Reserves                                7        --          --
Other                                   1         (1)         (1)
                                     ---------------------------
Effective tax rate                     45%        33%         34%
                                     ===========================

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS



         The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or U.S. income taxes has been made amounted to $603 million at December 31, 1997. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate because of the availability of tax credits.

15.    EARNINGS PER SHARE

Earnings per share (EPS) are calculated under the provisions of SFAS No. 128, "Earnings per Share," adopted in the fourth quarter of 1997. Earnings per share amounts for 1996 and 1995 have been restated to conform with SFAS No. 128.

         The following table shows the amounts used in computing earnings per share and the effect on income and the weighted-average number of shares of dilutive potential common stock:

                                                         (Dollars and shares in millions, except per share)
                                                                      1997            1996           1995
                                                                  ---------------------------------------

Basic EPS computation:
   Income before effect of change in accounting principle         $    324        $    325       $    333
   Effect of change in accounting principle                             (5)           --             --
                                                                  ---------------------------------------
   Net income                                                     $    319        $    325       $    333
                                                                  =======================================

   Weighted-average shares outstanding                                99.2           104.9          111.6

   Earnings per share before effect of change in accounting
      principle                                                   $   3.27        $   3.10       $   2.98
   Effect of change in accounting principle                           (.05)           --             --
                                                                  ---------------------------------------
   Earnings per share                                             $   3.22        $   3.10       $   2.98
                                                                  =======================================

Diluted EPS computation:
   Income before effect of change in accounting principle         $    324        $    325       $    333
   Interest on convertible debentures                                    2               2              2
   Effect of change in accounting principle                             (5)           --             --
                                                                  ---------------------------------------
   Net income                                                     $    321        $    327       $    335
                                                                  =======================================

   Weighted-average shares outstanding                                99.2           104.9          111.6
   Options                                                             1.1             1.9            1.8
   Convertible debentures                                              2.1             2.9            3.4
                                                                  ---------------------------------------
   Adjusted weighted-average shares                                  102.4           109.7          116.8
                                                                  =======================================

   Earnings per share before effect of change in accounting
      principle                                                   $   3.18        $   2.98       $   2.87
   Effect of change in accounting principle                           (.05)           --             --
                                                                  ---------------------------------------
   Earnings per share                                             $   3.13        $   2.98       $   2.87
                                                                  =======================================


16.    FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS

Interest Rate Risk Management

During 1997, the company entered into a series of interest rate swap agreements, maturing from 1999 to mid-2007, which effectively converted floating-rate debt into debt with a fixed rate ranging from 6.03% to 7.08% per year. The swap agreements are being used to manage interest rate exposure on debt as well as the note received as part of the Tastemaker transaction. (See Note 3.) During the reporting period, these agreements expired: a 1992 three-year amortizing interest rate swap, which converted 5.52% fixed-rate debt to floating-rate debt, and 1993 agreements, which converted floating-rate debt into debt with a fixed rate ranging from 4.92% to 7.52% per year. For the years 1997, 1996, and 1995, these contracts resulted in a less than 1% change in the effective interest rate on the weighted-average notional principal amounts outstanding. The aggregate notional principal amounts at the end of 1997 and 1996 were $650 million and $125 million, respectively.

       The following table indicates the types of swaps used and their weighted-average interest rates:

                                                                          (Dollars in millions)
                                                                         1997             1996
                                                                         ---------------------
Pay fixed on swaps notional amount (at year-end)                         $650             $125
Average pay rate                                                         6.4%             6.1%
Average receive rate                                                     5.7%             5.5%


Foreign Exchange Risk Management

The company selectively uses foreign currency forward contracts to offset the effects of exchange rate changes on reported earnings, cash flow, and net asset positions. The primary exposures are denominated in Danish kroner, Dutch guilder, Belgian franc, British pound sterling, and the German mark. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than one year. At December 31, 1997 and 1996, the company had outstanding forward-exchange contracts to purchase foreign currencies aggregating $29 million and $17 million and to sell foreign currencies aggregating $171 million and $184 million, respectively. Non-U.S. dollar cross-currency trades aggregated $630 million in 1997 and $500 million in 1996. The forward-exchange contracts outstanding at December 31, 1997, will mature during 1998. No currency swap agreements were outstanding at December 31, 1997 or 1996. Fair values of derivative contracts are indicative of cash that would have been required had settlement been December 31, 1997.

Fair Values

The following table presents the carrying amounts and fair values of the company's financial instruments at December 31, 1997 and 1996:

                                                                                          (Dollars in millions)
                                                                       1997                       1996
-------------------------------------------------------------------------------------------------------------
                                                             Carrying          Fair      Carrying        Fair
                                                               Amount         Value        Amount        Value
-------------------------------------------------------------------------------------------------------------
Investment securities (available for sale)                      $  81         $  81        $  33         $  33
Long-term debt                                                   (419)         (452)        (345)         (430)
Foreign exchange contracts                                          2*            2            3*            3
Interest rate swap contracts                                       (1)*         (12)        --            --
Investment securities (held to maturity)                          500           500         --            --


         *The carrying amount represents the net unrealized gain or net interest payable associated with the contracts at the end of the period.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS



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

17.      DIVESTITURES

In March 1997, the company completed transactions to monetize its investment in Tastemaker for approximately $608 million, including $108 million in cash and a $500 million, 6.2%, interest-bearing five-year note, with an early payment provision of three years, classified as "held to maturity." Equity in income of affiliated companies includes Tastemaker earnings of $11 million in 1997, $32 million in 1996, and $28 million in 1995.

         In June 1997, the company completed a joint venture of its polypropylene fiber business with Jacob Holm & Sons A/S (Denmark). Hercules owns 51% of the venture, which is accounted for on the equity method. Net sales and operating profit (loss) of the ventured fiber business, which are included in the Chemical Specialties segment, were $84 million and ($28) million, respectively, in 1997; $183 million and $15 million, respectively, in 1996; and $240 million and $49 million, respectively, in 1995.

         In October 1997, Hercules entered into an agreement with Alliant Techsystems providing for the disposition of 3.86 million shares of Alliant common stock held by Hercules for approximately $220 million in cash. Under the agreement, 2.78 million shares were sold in November 1997 for $154 million in cash through a public stock offering. (See Note 13.) The remaining 1.08 million shares are subject to a put/call arrangement between Hercules and Alliant and will result in Hercules selling the remaining shares to Alliant in four equal installments during 1998. The price for shares purchased under the put/call arrangement will be equal to the per-share net proceeds of $55 realized by Hercules in the public offering, plus simple interest at a rate of 6.25% per year. Equity in income of affiliated companies includes Alliant's earnings of $15 million in 1997, $17 million in 1996, and $9 million in 1995.

         In June 1996, the company sold its Composite Products Division for $141 million in cash. Net sales and operating profits (losses) of this business were $49 million and $8 million, respectively, in 1996; $98 million and ($2) million, respectively, in 1995; and $86 million and ($12) million, respectively, in 1994. In March 1995, the company sold its Aerospace segment to Alliant Techsystems for $247 million in cash and 3.86 million shares of Alliant common stock. Net sales and operating profits of this segment were $123 million and $13 million, respectively, in 1995 and $657 million and $110 million, respectively, in 1994. In December 1995, Hercules sold the Electronics & Printing Division of its Food & Functional Products segment to MacDermid Incorporated for $100 million in cash and $30 million in preferred stock. Net sales and operating profit of this division were $66 million and $16 million, respectively, in 1995, and $67 million and $12 million, respectively, in 1994.

18.      COMMITMENTS AND CONTINGENCIES

Leases:

Hercules has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $31 million in 1997, $31 million in 1996, and $35 million in 1995.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS



         At December 31, 1997, minimum rental payments under noncancelable leases aggregated $290 million with subleases of $15 million. A significant portion of these payments relates to a long-term operating lease for corporate office facilities. The net minimum payments over the next five years are $22 million in 1998, $22 million in 1999, $18 million in 2000, $17 million in 2001, and $17 million in 2002.

Environmental:

Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $71 million and $224 million. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules becomes aware of sites in which it may be, but has not yet been named, a PRP principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other government agency or through correspondence with previously named PRPs requesting information on Hercules' activities at sites under investigation. Hercules brought suit in 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. Hercules has not included any insurance recovery in the estimates above.

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

         On May 21, 1997, the Court issued a ruling that Uniroyal is liable and that Standard Chlorine is not liable to Hercules for contribution. A trial on allocation of liability and damages among Hercules, Uniroyal, and the United States will begin in June 1998. Hercules expects to appeal the Court's determination with respect to its liability, the divisibility of harm issue, and Standard Chlorine's liability when final judgment is entered.

         Hercules' potential costs for remediation of the Jacksonville site are presently estimated between $21 million and $88 million. These costs are based on Hercules' assessment of potential liability, the level of participation by other PRPs, and current estimates of remediation costs.

         At December 31, 1997, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The company does not anticipate that its financial condition will be materially affected by

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS


environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

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

         Hercules also is a defendant in two Qui Tam (Whistle Blower) lawsuits in the U.S. District Court for the Central District of Utah, brought by former employees of the Aerospace business sold to Alliant Techsystems. The first suit (United States of America ex. rel. Katherine A. Colunga v. Hercules Incorporated, et al., Civil No. 89-C-954B), involves allegations relating to submission of false claims and records under various government contracts, delivery of defective products, a deficient quality control program, and wrongful termination claims. The second suit (United States of America ex. rel. Benny D. Hullinger, et al., Civil No. 92-CV-085) involves allegations relating to submission of false claims and records, mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement, and wrongful termination claims. The government, after investigation of the allegations, declined to intervene in either lawsuit. (A third Qui Tam lawsuit is described in the following paragraph.) The first lawsuit is presently scheduled for trial in April 1998. The Court has denied various motions filed by Hercules, including motions for summary judgment and other motions designed to limit the scope of the trial and the extent of damages claimed. The case will be tried by a jury, and if any damages are awarded by the jury under the False Claims Act, such damages would be automatically tripled by the Court, and attorneys' fees and costs would also be added. As a result of the Court's denial of the company's motions, and the Court's position as to how the relevant contracts should be interpreted, which position is adverse to the company, damage claims may be presented to the jury in amounts which, if awarded, would have a material adverse effect on the company. The company believes no damages were incurred by the government, no false claims were made to the government, and alleged damages are speculative and unsupportable. The damages in the second suit were not defined. The company intends to vigorously defend these lawsuits.

         In March 1995, Hercules sold its Aerospace business to Alliant Techsystems, Inc., pursuant to a Purchase and Sale Agreement between Alliant and Hercules (the Purchase Agreement). As part of such sale, Hercules received an ownership interest in Alliant. (See Notes 13 and 17.) In March 1997, Alliant and Hercules received a partially unsealed complaint that named both as defendants, initiated on an unknown date, and filed in an undisclosed federal court, in a Qui Tam action by a former employee alleging violations of the False Claims Act. The action alleges labor mischarging at Alliant's Bacchus Works facility in Magna, Utah, and contains a claim for wrongful termination. Damages are not specified; and Alliant and Hercules have agreed to share equally the cost of defense until such time as a determination is made as to the applicability of the indemnification provisions of the Purchase Agreement. In February 1998, the parties reached a tentative settlement, subject to the approval of the Court, under which all claims alleging mischarging to the Intermediate Nuclear Forces Contract would be settled. The settlement was recognized in the fourth quarter of 1997. Other portions of the complaint, which include allegations of mischarging to other government contracts and claims for wrongful termination of employment, remain unresolved and are the subject of continued discussions. The government has indicated it does not intend to intervene in these matters.

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

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS

         While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

19.      CHANGE IN ACCOUNTING PRINCIPLE

In November 1997, FASB's Emerging Issues Task Force (EITF) reached a final consensus on Issue 97-13, "Accounting for Costs Incurred in Connection With a Consulting Contract That Combines Business Process Reengineering and Information Technology Transformation." Activities deemed to be business process reengineering include the following: current state assessments, configuring and prototyping, process reengineering, and work force restructuring. The consensus requires that the unamortized amounts of such costs previously capitalized as of the beginning of the quarter, which includes November 20, 1997, be charged during that quarter as the cumulative effect of a change in accounting principle. The company adopted the consensus during the fourth quarter of 1997 and recorded a cumulative-effect adjustment of $5 million.

20.      OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

Hercules operates worldwide, manufacturing chemical specialty products. Core businesses are Aqualon, Paper Technology, Resins, and Food Gums. Principal products and markets include water-soluble polymers used as thickeners in such water-based products as latex paints, wet-strength and sizing aids for paper production, rosin and hydrocarbon resins for adhesives, and natural gums for food and beverages.

         Operating results are prepared on a "customer basis," meaning that net sales and profit (loss) from operations are included in the geographic area where the customer is located. Assets are included in the geographic area in which the producing entities are located. A direct sale from the United States to an unaffiliated customer in Europe is reported as a European sale. Interarea sales between Hercules locations are made at transfer prices that approximate market price and have been eliminated from consolidated net sales. Operating profit for the individual area includes the full profitability generated by sales of Hercules products imported from other geographic areas. Intersegment sales are eliminated and insignificant.

         Identifiable assets include net trade accounts receivable, inventories, and net property, plant, and equipment.

         Consolidated foreign subsidiaries had net assets (including translation adjustment) of $383 million at December 31, 1997, $522 million at December 31, 1996, and $605 million at December 31, 1995, and net income of $128 million in 1997, $158 million in 1996, and $144 million in 1995.

         Direct export sales from the United States to unaffiliated customers were $309 million, $295 million, and $291 million for 1997, 1996, and 1995, respectively.

HERCULES INCORPORATED
NOTES TO FINANCIAL STATEMENTS



20.      OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA Continued

                                                           (Dollars in millions)
                                                 Food &
                                   Chemical    Functional              Corporate &
Industry Segments                Specialties*   Products   Aerospace     Other        Total
-------------------------------------------------------------------------------------------
1997
-------------------------------------------------------------------------------------------
Net sales                           $  969       $  895       $--       $   2        $1,866
Profit (loss) from operations           78          172       --          (22)          228**
Identifiable assets                    468          604       --          131         1,203
Capital expenditures                    52           47       --           20           119
Depreciation                            24           34       --           15            73

1996
-------------------------------------------------------------------------------------------
Net sales                            1,085          923       --           52         2,060
Profit from operations                 205          217       --           19           441
Identifiable assets                    753          701       --           13         1,467
Capital expenditures                    61           55       --            4           120
Depreciation                            46           54       --            6           106

1995
-------------------------------------------------------------------------------------------
Net sales                            1,154        1,046       123         104         2,427
Profit (loss) from operations          211          187        13         (48)          363
Identifiable assets                    748          747       --          165         1,660
Capital expenditures                    61           43         6           7           117
Depreciation                            51           67         2          13           133

                                     United
Geographic Areas                     States       Europe    America***  Asia Pacific   Total
-------------------------------------------------------------------------------------------
1997
-------------------------------------------------------------------------------------------
Net sales to
  unaffiliated customers            $  826         $655       $212       $173        $1,866
Profit from operations                  36          127         38         27           228**
Identifiable assets                    577          539         62         25         1,203

1996
-------------------------------------------------------------------------------------------
Net sales to
 unaffiliated customers                929          726        223        182         2,060
Profit from operations                 177          151         65         48           441
Identifiable assets                    767          581         86         33         1,467

1995
-------------------------------------------------------------------------------------------
Net sales to
  unaffiliated customers             1,241          762        243        181         2,427
Profit from operations                  92          152         65         54           363
Identifiable assets                    905          655         80         20         1,660



*        Reflects results of operation of Fibers Division through June 30, 1997.
         (See Note 17.)
**       Includes $167 million of other operating expenses. (See Note 11.)
***      Ex-U.S.A.

Hercules Incorporated
Summary of Quarterly Results (Unaudited) (Dollars in millions, except per share)

                                                  1st Quarter               2nd Quarter              3rd Quarter
                                              1997          1996         1997        1996        1997         1996
               `                             -----------------------------------------------------------------------------
OPERATING RESULTS
Net sales                                    $ 495         $ 503        $ 502        $545       $ 448        $ 518
Cost of sales                                  320           326          314         354         270          327
SG&A and R&D                                    80            80           82          79          71           78
Other operating expenses (income), net         163            (1)          (1)         (5)         --          (14)
               `                             -----------------------------------------------------------------------------

Profit (loss) from operations                  (68)           98          107         117         107          127
Equity income                                   17            14            4          16           4           12
Interest and debt expense                       10             8            9           9          10            9
Other income (expense), net                    335            12           13           8          22           (2)
               `                             -----------------------------------------------------------------------------

Income before income taxes and effect
   of change in accounting principle           274           116          115         132         123          128
Income taxes                                   166            40           40          44          41           43
               `                             -----------------------------------------------------------------------------
Income before effect of change in
   accounting principle                        108            76           75          88          82           85
Effect of change in accounting
   principle                                  --            --           --           --         --           --
               `                             -----------------------------------------------------------------------------
Net income                                   $ 108         $  76        $  75        $ 88       $  82        $  85
                                             =============================================================================

Earnings per share**
   Basic:
     Earnings before effect of change
        in accounting principle              $1.07         $ .71        $ .75        $.83       $ .83        $ .82
     Effect of change in accounting
        principle                             --            --           --           --         --           --
               `                             -----------------------------------------------------------------------------
     Earnings per share                      $1.07         $ .71        $ .75        $.83       $ .83        $ .82
                                             =============================================================================
   Diluted:
     Earnings before effect of change
        in accounting principle              $1.03         $ .68        $ .73        $.80       $ .81        $ .79
     Effect of change in accounting
        principle                             --            --           --           --         --           --
               `                             -----------------------------------------------------------------------------
     Earnings per share                      $1.03         $ .68        $ .73        $.80       $ .81        $ .79
                                             =============================================================================

NET SALES BY INDUSTRY SEGMENT
Chemical Specialties                         $ 271         $ 252        $ 267        $275       $ 217        $ 280
Food & Functional Products                     222           228          235         242         231          237
Aerospace                                     --            --           --           --         --           --
Corporate & other                                2            23         --            28        --              1
               `                             -----------------------------------------------------------------------------
     Total                                   $ 495         $ 503        $ 502        $545       $ 448        $ 518
                                             =============================================================================

PROFIT (LOSS) FROM OPERATIONS
     BY INDUSTRY SEGMENT
Chemical Specialties                         $ (46)        $  45        $  49        $ 53       $  41        $  55
Food & Functional Products                      (3)           51           60          58          67           60
Aerospace                                     --            --           --           --         --           --
 Corporate & other                             (19)            2           (2)          6          (1)          12
               `                             -----------------------------------------------------------------------------
     Total                                   $ (68)*       $  98        $ 107        $117       $ 107        $ 127
                                             =============================================================================





                                           4th Quarter                     Year
                                         1997         1996           1997           1996
                                        ------------------------------------------------
OPERATING RESULTS
Net sales                               $ 421        $ 494        $ 1,866        $ 2,060
Cost of sales                             265          313          1,169          1,320
SG&A and R&D                               71           81            304            318
Other operating expenses (income), net      3            1            165            (19)
               `                        ------------------------------------------------

Profit (loss) from operations              82           99            228 *          441
Equity income                               5           11             30             53
Interest and debt expense                  10            9             39             35
Other income (expense), net                 4            8            374             26
               `                        ------------------------------------------------

Income before income taxes and effect
   of change in accounting principle       81          109            593            485
Income taxes                               22           33            269            160
               `                        ------------------------------------------------
Income before effect of change in
   accounting principle                    59           76            324            325
Effect of change in accounting
   principle                               (5)        --               (5)          --
               `                        ------------------------------------------------
Net income                              $  54        $  76        $   319        $   325
                                        ================================================

Earnings per share**
   Basic:
     Earnings before effect of change
        in accounting principle         $ .62        $ .74        $  3.27        $  3.10
     Effect of change in accounting
        principle                        (.05)        --             (.05)          --
               `                        ------------------------------------------------
     Earnings per share                 $ .57        $ .74        $  3.22        $  3.10
                                        ================================================
   Diluted:
     Earnings before effect of change
        in accounting principle         $ .61        $ .71        $  3.18        $  2.98
     Effect of change in accounting
        principle                        (.05)        --             (.05)          --
               `                        ------------------------------------------------
     Earnings per share                 $ .56        $ .71        $  3.13        $  2.98
                                        ================================================

NET SALES BY INDUSTRY SEGMENT
Chemical Specialties                    $ 214        $ 278        $   969        $ 1,085
Food & Functional Products                207          216            895            923
Aerospace                                --           --             --             --
Corporate & other                        --           --                2             52
               `                        ------------------------------------------------
     Total                              $ 421        $ 494        $ 1,866        $ 2,060
                                        ================================================

PROFIT (LOSS) FROM OPERATIONS
     BY INDUSTRY SEGMENT
Chemical Specialties                    $  34        $  52        $    78        $   205
Food & Functional Products                 48           48            172            217
Aerospace                                --           --             --             --
 Corporate & other                       --             (1)           (22)            19
               `                        ------------------------------------------------
     Total                              $  82        $  99        $   228        $   441
                                        ================================================



*    Includes $167 million of other operating expenses.  (See Note 11.)
** Per share amounts for all periods presented have been restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," adopted in the fourth quarter of 1997.

Principal Consolidated, Wholly Owned Subsidiaries (Directly or Indirectly)

AUSTRIA
Patex Chemie GmbH, Traun

THE BAHAMAS
Hercules International Trade Corporation Limited
(HINTCO), Nassau

BELGIUM
Hercules Belgium N.V., Doel/Beringen
S.A. Hercules Europe N.V., Brussels

BERMUDA
Curtis Bay Insurance Co., Ltd., Hamilton

CANADA
Genu Products Canada Ltd., Pubnico, Nova Scotia
Hercules Canada Inc., Mississauga, Ontario

CHINA
Hercules China Limited, Hong Kong Special
Administrative Region

CZECH REPUBLIC
Hercules CZ s.r.o., Prague

DENMARK
Copenhagen Pectin A/S, Lille Skensved

ENGLAND
Hercules Limited, Surrey

FINLAND
Oy Hercofinn Ab, Helsinki

FRANCE
Aqualon France B.V., Rueil
Hercules S.A., Rueil

GERMANY
Hercules GmbH, Dusseldorf
Pomosin GmbH, Grossenbrode

ITALY
Hercules Italia S.p.A., Milan

JAPAN
Hercules Japan Ltd., Tokyo

MEXICO
Quimica Hercules, S.A. de C.V., Mexico City

THE NETHERLANDS
Hercules B.V., Rijswijk

THE PHILIPPINES
Hercules Ultramarine Inc., Cebu

POLAND
Hercules Polska Sp. z o. o., Warsaw


SINGAPORE (REPUBLIC OF)
Hercules Singapore Pte Ltd., Singapore

SPAIN
Hercules Quimica, S.A., Tarragona

SWEDEN
Hercules AB, Goteborg

UNITED STATES
Hercules Finance Company
Wilmington, Delaware

VIRGIN ISLANDS
Hercules Overseas Corporation,
St. Thomas

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

              Not Applicable.



                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

              Information regarding directors and nominees for directors of the company is included under the caption entitled "Reelection of Directors" on page 3 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers begins on page 11 of that report.

              Disclosure of information for directors, officers, and other persons not meeting the timely reporting requirements under section 16(a) of the Exchange Act is contained in the Proxy Statement under the caption entitled "Compliance With Section 16(a) Reporting" on page 19 and is incorporated herein by reference.


ITEM 11.      EXECUTIVE COMPENSATION:

              Information regarding executive compensation of Hercules' directors and executive officers is included in the Proxy Statement under the caption entitled "Board of Directors - Highlights" on page 8, and the caption entitled "Report of the Compensation Committee" on pages 13 through 18, respectively, and is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

              Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the company is included under the caption entitled "Stock Ownership of Directors and Officers" on page 19 of the Proxy Statement and is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

              In 1997, no director or officer had an involvement in such transactions of a nature or magnitude to require disclosure under the applicable SEC thresholds.

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

              (b) Reports on Form 8-K.

                  Hercules was not required to file any reports on Form 8-K for the quarter ended December 31, 1997.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1998.

                                              HERCULES INCORPORATED

                                   By           GEORGE MACKENZIE
                                       ---------------------------------------
                                       George MacKenzie, Senior Vice President
                                               and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 1998.

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
     Chairman and Chief Executive Officer           R. KEITH ELLIOTT
                                                   ---------------------------
                                                    R. Keith Elliott


PRINCIPAL FINANCIAL OFFICER:
     Senior Vice President and                      GEORGE MACKENZIE
     Chief Financial Officer                       ---------------------------
                                                    George MacKenzie



PRINCIPAL ACCOUNTING OFFICER:
     Vice President and Controller                  VIKRAM JOG
                                                   ---------------------------
                                                    Vikram Jog


DIRECTORS:

       VINCENT J. CORBO
  ---------------------------------                 RALPH L. MACDONALD, JR.
       Vincent J. Corbo                            -----------------------------
                                                    Ralph L. MacDonald, Jr.

   RICHARD M. FAIRBANKS, III
  ---------------------------------                 H. EUGENE MCBRAYER
     R. M. Fairbanks, III                          -----------------------------
                                                    H. Eugene McBrayer

       EDITH E. HOLIDAY
  ---------------------------------                PETER MCCAUSLAND
       Edith E. Holiday                            -----------------------------
                                                   Peter McCausland

        ROBERT G. JAHN
  ---------------------------------                PAULA A. SNEED
        Robert G. Jahn                             -----------------------------
                                                   Paula A. Sneed

       GAYNOR N. KELLEY
  ---------------------------------
       Gaynor N. Kelley

                                  EXHIBIT INDEX

Number                   Description              Incorporated by Reference to

3-A                      Restated Certificate     Exhibit 3-A, Annual
                         of Incorporation of      Report on Form 10-K,
                         Hercules                 filed March 26,
                         Incorporated as          1993.
                         revised and amended
                         July 6, 1988.


3-B                      By-Laws of Hercules      Exhibit 3-B, Annual
                         Incorporated as          Report on Form 10-K,
                         revised and amended      filed March 26, 1993.
                         October 30, 1991.

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

10-A                     Hercules                Appendix A, Notice
                         Incorporated Unit       of Annual Meeting
                         Incentive Plan.         and Proxy Statement
                                                 Dated February 10,
                                                 1969*.

10-B                     Hercules Executive      Exhibit 10-D,
                         Survivor Benefit        Annual Report on
                         Plan.                   Form 10-K, filed
                                                 March 27, 1981*.

10-C                     Hercules                Exhibit
                         Incorporated Phantom    E, Notice of Annual
                         Stock Plan.             Meeting and Proxy
                                                 Statement Dated
                                                 February 14, 1986*.

10-D                     Hercules                Exhibit B, Notice of
                         Incorporated            Annual Meeting and
                         Restricted Stock        Proxy Statement
                         Plan of 1986.           Dated February 14,
                                                 1986*.

10-E                     Hercules                Exhibit D, Notice of
                         Incorporated Stock      Annual Meeting and
                         Option Plan of 1986.    Proxy Statement
                                                 Dated February 14,
                                                 1986*.

10-F                     Hercules                Exhibit 10-I, Annual
                         Incorporated            Report on Form 10-K,
                         Deferred                filed March 29,
                         Compensation Plan.      1988.

10-G                     Hercules                Exhibit 4.1,
                         Incorporated Long       Registration
                         Term Incentive          Statement on Form
                         Compensation Plan.      S-8, filed July 1,
                                                 1993.

10-H                     Hercules                Exhibit 10-H, Annual
                         Incorporated Annual     Report on Form 10-K,
                         Management Incentive    filed March 26,
                         Compensation Plan.      1993.

10-I                     Hercules                Exhibit 4.1,
                         Incorporated 1993       Registration
                         Nonemployee Director    Statement on Form
                         Stock Accumulation      S-8, filed July 16,
                         Plan.                   1993.

Number                    Description              Incorporated by Reference to

10-J                      Hercules                 Exhibit 10-J, Annual
                          Incorporated             Report on Form 10-K,
                          Deferred                 filed March 26,
                          Compensation Plan        1993.
                          for Nonemployee
                          Directors.


10-L                      Hercules Employee        Exhibit 10-L, Annual
                          Pension Restoration      Report on Form 10-K,
                          Plan.                    filed March 26,
                                                   1993.


10-M                      Form of Employment       Exhibit 10-J, Annual
                          Contract between the     Report on Form 10-K,
                          company and certain      filed March 29,
                          directors and            1988*.
                          officers of the
                          company.

10-N                      Form of                  Annex II, Notice of
                          Indemnification          Annual Meeting and
                          Agreement between        Proxy Statement
                          the company and          Dated February 19,
                          certain directors        1987*.
                          and officers of the
                          company.

10-P                      Hercules                 Exhibit 10-P,
                          Incorporated Long        Amended and restated
                          Term Incentive           as of April 27,
                          Compensation Plan.       1995.

21                        Subsidiaries of the      Page 39 of 1997 Form
                          Registrant.              10-K. See Part II,
                                                   Item 8.

23-A                      Consent of               Page 44 of 1997 Form
                          Independent              10-K.
                          Accountants.

27                        Financial Data           1997 10-K
                          Schedules.               Restated 3Q97 10-Q
                                                   Restated 2Q97 10-Q
                                                   Restated 1Q97 10-Q
                                                   Restated 10-K96
                                                   Restated 3Q96 10-Q
                                                   Restated 2Q96 10-Q
                                                   Restated 1Q96 10-Q
                                                   Restated 10-K95


*        Previously filed as indicated and incorporated herein by reference.
         Exhibits incorporated by reference should be located in SEC File No. 1-496.

EXHIBIT 23-A. CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Hercules Incorporated and subsidiary companies on Form S-8 [Registration No. 33-37279 (which includes Registration No. 33-21668), No. 33-14912, No. 33-15052, No. 33-21667, No. 33-47664, No. 33-51178, No. 33-52621, No. 33-66136,
No. 33-62314, No. 33-65352, No. 333-38795, and No. 333-38797] and on Form S-3
(Registration No. 33-33768 and No. 333-29225) of our report, which includes an explanatory paragraph regarding a change, in 1997, in the company's method of accounting for costs incurred in connection with its enterprise software installation, dated February 13, 1998 on our audits of the consolidated financial statements of Hercules Incorporated and subsidiary companies as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which report is included in this Annual Report on Form 10-K.






Coopers & Lybrand L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania 19103
March 31, 1998