Form 10-Q
period 1998-03-31
HERCULES INC
filed 1998-05-15
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998
                          Commission file number 1-496

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

Yes /X/       No / /


As of April 30, 1998, 94,903,685 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions, except per share)

                                                                (Unaudited)
                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            1998           1997
                                                           -----          -----
Net sales ........................................         $ 430          $ 495
Cost of sales ....................................           262            320
Selling, general, and administrative expenses ....            61             66
Research and development .........................            13             14
Other operating expenses, net ....................            --            163
                                                           -----          -----

Profit (loss) from operations ....................            94            (68)

Equity in income of affiliated companies .........             5             17
Interest and debt expense ........................            11             10
Other income (expense), net ......................           (44)           335
                                                           -----          -----

Income before income taxes .......................            44            274
Provision for income taxes .......................            16            166
                                                           -----          -----

Net income .......................................         $  28          $ 108
                                                           =====          =====

Earnings per share:
       Basic .....................................         $0.29          $1.07
                                                           =====          =====

       Diluted ...................................         $0.29          $1.03
                                                           =====          =====

Dividends per share ..............................         $0.27          $0.25
                                                           =====          =====



See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

                                                                    (Unaudited)
                                                              March 31    December 31
                                                              -----------------------

                                                                1998           1997
                                                                ----           ----
ASSETS
Current assets
   Cash and cash equivalents .........................       $   108        $    17
   Accounts and notes receivable, net ................           390            389
   Inventories
       Finished products .............................           128            121
       Materials, supplies, and work in process ......           117            113
   Deferred income taxes .............................            49             49
                                                             -------        -------
       Total current assets ..........................           792            689

Property, plant, and equipment .......................         2,098          2,088
Accumulated depreciation and amortization ............         1,407          1,401
                                                             -------        -------
       Net property, plant, and equipment ............           691            687

Investments ..........................................           611            615
Other assets .........................................           442            420
                                                             -------        -------
       Total assets ..................................       $ 2,536        $ 2,411
                                                             =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ..................................           114        $   116
   Accrued expenses ..................................           372            317
   Short-term debt ...................................           340            275
   Income taxes payable ..............................            91             91
                                                             -------        -------
       Total current liabilities .....................           917            799

Long-term debt .......................................           486            419
Deferred income taxes ................................           164            160
Postretirement benefits and other liabilities ........           339            343

Stockholders' equity
   Common stock (shares issued: 1998 -- 154,628,783;
       1997 -- 154,357,015) ..........................            81             80
   Additional paid-in capital ........................           507            504
   Foreign currency translation adjustment ...........            (9)            (2)
   Retained earnings .................................         2,165          2,163
                                                             -------        -------
                                                               2,744          2,745

Reacquired stock, at cost (shares: 1998 -- 59,403,890;
       1997 -- 58,289,376) ...........................         2,114          2,055
                                                             -------        -------
   Total stockholders' equity ........................           630            690
                                                             -------        -------

   Total liabilities and stockholders' equity ........       $ 2,536        $ 2,411
                                                             =======        =======


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW
(Dollars in millions)


                                                                           (Unaudited)
                                                             Three Months Ended March 31,
                                                                 1998         1997
                                                                -----        -----
Net cash provided by operations .........................       $  38        $  33
                                                                -----        -----

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures ....................................         (28)         (24)
Proceeds of investment and fixed asset disposals ........          34          108
Other, net ..............................................         (11)           1
                                                                -----        -----
      Net cash provided by (used in) investing activities          (5)          85
                                                                -----        -----

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds .................................          72           --
Long-term debt repayments ...............................          --          (90)
Change in short-term debt ...............................          65           39
Common stock reissued ...................................           6            3
Common stock reacquired .................................         (59)         (28)
Dividends paid ..........................................         (26)         (25)
                                                                -----        -----
      Net cash provided by (used in) financing activities          58         (101)
                                                                -----        -----

Effect of exchange rate changes on cash .................          --           (1)
                                                                -----        -----

Net increase in cash and cash equivalents ...............          91           16
Cash and cash equivalents - beginning of period .........          17           30
                                                                -----        -----
Cash and cash equivalents - end of period ...............       $ 108        $  46
                                                                =====        =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest (net of amount capitalized) ..............       $   8        $   6
      Income taxes ......................................          11           15
Noncash investing and financing activities:
      Accounts payable for common stock acquisitions ....          11            8
      Incentive plan stock issuances ....................           4            2
      Investment in long-term note ......................          --          500
      Conversion of notes and debentures ................           4           --


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)


                                                                       (Unaudited)
                                                        Three Months Ended March 31,
                                                           1998            1997
                                                           ----           -----
Net income ......................................          $ 28           $ 108

Foreign currency translation, net of tax ........            (7)            (34)
                                                           ----           -----

Comprehensive income ............................          $ 21           $  74
                                                           ====           =====




See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS                                        (UNAUDITED)

1. These condensed financial statements are unaudited, but in the opinion of management include all adjustments necessary to present fairly the Company's financial position and results of operations for interim periods. It is suggested that these condensed financial statements be read in conjunction with the accounting policies and the financial statements and notes thereto included in the Company's annual report for 1997.

2. Earnings per share (EPS) are calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," adopted in the fourth quarter of 1997. EPS amounts for 1997 have been restated to conform with SFAS No. 128. The following table shows the amounts used in computing EPS and the effect on income and the weighted-average number of shares of dilutive potential common stock:

                                                           1998            1997
                                                        --------        --------
Basic
         Net income ............................        $     28        $    108
         Weighted-average shares outstanding ...            95.9           101.2
                                                        --------        --------
         EPS ...................................        $   0.29        $   1.07
                                                        ========        ========

Diluted
         Net income ............................        $     28        $    108
         Interest on convertible debentures ....              --               1
                                                        --------        --------
         Net income for EPS calculation ........        $     28        $    109
                                                        ========        ========

         Weighted-average shares outstanding ...            95.9           101.2
         Options ...............................              .8             1.3
         Convertible debentures ................              .7             3.0
                                                        --------        --------
         Adjusted weighted-average shares ......            97.4           105.5
                                                                        --------
         EPS ...................................        $   0.29        $   1.03
                                                        ========        ========


3. Cost and expenses include depreciation of $16 million and $22 million for the quarters ended March 31, 1998 and 1997, respectively.

4. Other operating expenses, net for the quarter ended March 31, 1997 include charges of $141 million associated with management organizational changes and adoption of alternative competitive strategies relative to current businesses, announced in 1997. This charge includes $118 million related to asset rationalizations and impairment and $23 million related to severance benefits. Included in the $118 million is an impairment loss of $91 million ($23 million in Food & Functional Products and $68 million in Chemical Specialties). Additionally, the Company recognized approximately $27 million of rationalization charges primarily associated with certain assets, which will no longer be utilized, and lease abandonment costs. Concurrently, management authorized and committed the Company to a plan to reduce its work force and accrued $23 million of severance related benefits, of which approximately $13 million is the remaining liability at March 31, 1998. Additionally, other operating expenses in 1997 include $13 million of net environmental cleanup costs, principally for nonoperating sites and $8 million of executive retirement benefits.

5. Interest and debt costs are summarized as follows:

(Dollars in millions)                                   Three Months Ended March 31,
                                                        ----------------------------
                                                         1998               1997
                                                         ----               ----

Costs incurred ...........................                $14                $11
Amount capitalized .......................                  3                  1
                                                          ---                ---
Interest expense .........................                $11                $10
                                                          ===                ===

6. Other income (expense), net for the quarter ended March 31, 1998 includes $63 million of legal settlements and accruals, primarily related to the settlement of a Qui Tam (Whistle Blower) lawsuit (see Note 9) and a $2 million write off of a claim related to a divested business, partially offset by interest income of $10 million, primarily related to the $500 million note obtained upon completion of transactions that monetized the Tastemaker investment (see below) and $11 million of gains on the sale of investments. Other income, net for the quarter ended March 31, 1997 primarily reflects a gain of $357 million on completion of transactions to monetize the investment in Tastemaker, a 50%-owned flavors joint venture. In addition, it includes net foreign currency gains of $11 million and charges of $32 million related to legal settlements and accruals.

7. A summary of short-term and long-term debt follows:

(Dollars in millions)                                  March 31,        December 31,
                                                       ---------        ------------
                                                         1998               1997
                                                         ----               ----
SHORT-TERM:
Commercial paper .........................               $203               $195
Banks ....................................                137                 80
Current maturities .......................                 --                 --
                                                         ----               ----
                                                         $340               $275
                                                         ====               ====

         At March 31, 1998, Hercules had $130 million of unused lines of credit that may be drawn as needed. Lines of credit in use at March 31, 1998, were $116 million.

(Dollars in millions)
LONG-TERM:
6.15% notes due 2000 .................................         $100         $100
6.60% notes due 2027 .................................          100          100
7.85% notes due 2000 .................................           25           25
6.625% notes due 2003 ................................          125          125
8% convertible subordinated debentures due 2010 ......            6           10
Commercial paper .....................................           50           50
Variable rate loans ..................................           72            2
Other ................................................            8            7
                                                               ----         ----
                                                                486          419
Current maturities of long-term debt .................           --           --
                                                               ----         ----

Net long-term debt ...................................         $486         $419
                                                               ====         ====

8. Since 1991, the Board of Directors has authorized the repurchase of up to 74,650,000 shares of Company common stock, 6,150,000 shares of which is intended to satisfy requirements of various employee benefit programs. Through March 31, 1998, a total of 65,550,772 shares of common stock (including 6,150,000 shares for employee benefit programs) had been purchased in the open market at an average price of $37.26 per share.

9. COMMITMENTS AND CONTINGENCIES

Environmental:

Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $68 million and $231 million. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules becomes aware of sites in which it may be, but has not yet been named, a PRP principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other government agency or through correspondence with previously named PRPs requesting information on Hercules' activities at sites under investigation. Hercules brought suit in 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. In April 1998, the trial of the Jacksonville, Arkansas, site was completed. The jury has returned a "Special Verdict Form" with findings which will be used by the Court to enter a judgement. The judgement will determine the amount of Hercules recovery for past clean-up expenditures and will state that Hercules is entitled to similar coverage for costs incurred since September 30, 1997 and in the furture. Hercules has not included any insurance recovery in the estimates above.

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

         Hercules' potential costs for remediation of the Jacksonville site are presently estimated between $19 million and $98 million. These costs are based on Hercules' assessment of potential liability, the level of participation by other PRPs, and current estimates of remediation costs.

         At March 31, 1998, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The Company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

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

         Hercules also is a defendant in two Qui Tam (Whistle Blower) lawsuits in the U.S. District Court for the Central District of Utah, brought by former employees of the Aerospace business sold to Alliant Techsystems. The first suit (United States of America ex. rel. Katherine A. Colunga v. Hercules Incorporated, et al., Civil No. 89-C-954B), involves allegations relating to submission of false claims and records under various government contracts, delivery of defective products, a deficient quality control program, and wrongful termination claims. The second suit (United States of America ex. rel. Benny D. Hullinger, et al., Civil No. 92-CV-085) involves allegations relating to submission of false claims and records, mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement, and wrongful termination claims. The government, after investigation of the allegations, declined to intervene in either lawsuit. (A third Qui Tam lawsuit is described in the second paragraph below.) The first lawsuit is in pretrial and is scheduled for trial in June 1998. The trial will not proceed if the Court approves the settlement described in the following paragraph. The Court has denied various motions filed by Hercules, including motions for summary judgment and other motions designed to limit the scope of the trial and the extent of damages claimed. If any damages are awarded by the jury under the False Claims Act, such damages would be automatically tripled by the Court, and attorneys' fees and costs would also be added. As a result of the Court's denial of the Company's motions, and the Court's position as to how the relevant contracts should be interpreted, which position is adverse to the Company, damage claims may be presented to the jury in amounts which, if awarded, would have a material adverse effect on the Company. The damages in the second suit were not defined.

         In May 1998, Hercules announced that it had agreed to settle the first lawsuit. Under the terms of the settlement, subject to the approval of the Court, Hercules will pay $36 million to settle the case, plus another $19 million to cover the plaintiff's attorneys fees, expenses, and costs. The Company believes no damages were incurred by the government, no false claims were made to the government, and alleged damages are speculative and unsupportable. However, because of the mounting legal costs, the prospect of treble damages, uncertainty present in any litigation, and to avoid the major costs of a lengthy trial and subsequent appeal by the losing party management determined that a settlement was in the best interest of Hercules' shareholders.

         In March 1995, Hercules sold its Aerospace business to Alliant Techsystems, Inc., pursuant to a Purchase and Sale Agreement between Alliant and Hercules (the Purchase Agreement). As part of such sale, Hercules received an ownership interest in Alliant. In March 1997, Alliant and Hercules received a partially unsealed complaint that named both as defendants, initiated on an unknown date, and filed in an undisclosed federal court, in a Qui Tam action by a former employee alleging violations of the False Claims Act. The action alleges labor mischarging at Alliant's Bacchus Works facility in Magna, Utah, and contains a claim for wrongful termination. Damages are not specified; and Alliant and Hercules have agreed to share equally the cost of defense until such time as a determination is made as to the applicability of the indemnification provisions of the Purchase Agreement. In February 1998, the parties reached a tentative settlement, which has now been finalized, under which all claims alleging mischarging to the Intermediate Nuclear Forces Contract have been settled. The settlement was recognized in the fourth quarter of 1997. Other portions of the complaint, which include allegations of mischarging to other government contracts and claims for wrongful termination of employment, remain unresolved and are the subject of continued discussions. The government has indicated it does not intend to intervene in these matters.

         While it is not feasible to predict the outcome of all pending suits and claims, other then the settlement described above, management does not anticipate that the ultimate resolution of these matters will have a material effect upon the consolidated financial position of Hercules, although the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

10. In April 1998, Hercules announced that it had completed the acquisition of the worldwide paper chemicals group of Houghton International, Inc. and the international pectin business of Citrus Colloids Ltd. for approximately $95 million. Houghton's paper chemicals group has sales of approximately $30 million and Citrus Colloids has annual revenues in excess of $30 million.


OTHER FINANCIAL INFORMATION

Operational Highlights
(Dollars in millions)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              1998         1997
                                                              ----         ----
NET SALES BY INDUSTRY SEGMENT
       Chemical Specialties ..........................        $215        $ 272
       Food & Functional Products ....................         214          223
       Corporate and other ...........................           1           --
                                                              ----        -----
              Total ..................................        $430        $ 495
                                                              ====        =====

PROFIT (LOSS) FROM OPERATIONS BY INDUSTRY SEGMENT
       Chemical Specialties ..........................        $ 38        ($ 46)
       Food & Functional Products ....................          55           (3)
       Corporate and other ...........................           1          (19)
                                                              ----        -----

              Total ..................................        $ 94        ($ 68)
                                                              ====        =====

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


         The table below reflects results through profit from operations on an adjusted basis. The 1997 results exclude the effects of asset rationalization and impairment, severance, benefits, and other adjustments aggregating $161 million (see Notes 4 and 6). Additionally, 1997 has been further adjusted to exclude the operations of the Fibers Division of the Chemical Specialties segment, which was joint ventured in June 1997. The table should make it easier to compare quarter-over-quarter operating results. Accordingly, the discussion that follows speaks to the comparisons in the table through profit from operations.


(Dollars in millions)                                     Three Months Ended March 31,
                                                          ----------------------------
                                                              1998         1997
                                                              ----         ----

Net sales ............................................        $430        $ 451
                                                              ----        -----

Cost of sales ........................................         262          285
Selling, general, and administrative expenses ........          61           62
Research and development .............................          13           13
Other operating expenses, net ........................          --            1
                                                              ----        -----

Profit from operations ...............................        $ 94        $  90
                                                              ====        =====

Net Sales by Industry Segment
     Chemical Specialties ............................        $215        $ 228
     Food & Functional Products ......................         214          223
     Corporate and other .............................           1           --
                                                              ----        -----

          Total ......................................        $430        $ 451
                                                              ====        =====

Profit (Loss) From Operations by Industry Segment
     Chemical Specialties ............................        $ 38        $  48
     Food & Functional Products ......................          55           45
     Corporate and other .............................           1           (3)
                                                              ----        -----

          Total ......................................        $ 94        $  90
                                                              ====        =====

RESULTS OF OPERATIONS
Within the following discussion, unless otherwise stated, "quarter" and "three-month period" refer to the first quarter of 1998 and the three months ended March 31, 1998. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

         Consolidated net sales decreased $21 million, or 5%, while Chemical Specialties sales decreased $13 million, or 6%, and Food & Functional Products sales decreased $9 million, or 4%. These decreases were driven by weaker foreign currencies relative to the dollar, which negatively impacted consolidated sales $16 million, or 4%; $9 million, or 4%, in Chemical Specialties; and $7 million, or 3%, in Food & Functional Products. Additionally, consolidated sales were negatively impacted $17 million, or 4%, as a result of lower demand resulting from the Asian economic crisis. Volume in Food & Functional Products, particularly in Aqualon, due to this lower demand, negatively impacted sales $13 million, or 6%. Additionally, in Chemical Specialties, competitive pricing pressures and lower volume in paper technology contributed to the sales decline.

         Consolidated profit from operations increased $4 million, or 4%. The improvement reflects manufacturing cost improvement initiatives, which more than offset lower volumes, higher raw material costs, rates of exchange impacts, and the impact of the Asian economic crisis. As a result, overall gross margins improved to 39% from 37% and operating margins improved from 20% to 22%.

         Chemical Specialties operating profit decreased $10 million, or 20%. The major reasons for the decrease were the weather-related shortages of stump wood, a key raw material for the pale wood rosin business, competitive pricing pressures noted above, in both paper size and wet-strength resins, and weaker foreign currencies relative to the dollar.

         Food & Functional Products operating profit increased $10 million, or 22%. Manufacturing cost improvements and better pricing more than offset the lower volumes resulting from the Asian economic crisis and the unfavorable effects of currency exchange rates.

         Equity in income of affiliated companies decreased $12 million and primarily reflects the monetization of investments in Tastemaker in March 1997 (see Note 6) and Alliant Techsystems in December 1997, partially offset by equity income from FiberVisions, the 51% owned fibers joint venture.

         Interest and debt expense remained relatively flat as higher interest costs on increased average debt over the period was offset by increased capitalized interest associated with higher capital spending.

         Other income, net (see Note 6) decreased $379 million. The quarter ended March 31, 1998 includes a charge of $63 million for legal settlements and accruals, primarily related to the settlement of a Qui Tam (Whistle Blower) lawsuit (see Note 9), while the quarter ended March 31, 1997 included the gain on the monetization of the Tastemaker investment of $347 million and legal accruals and settlements of $32 million.

         The provision for income taxes for the quarter ended March 31, 1998 reflects an estimated annual effective rate of 34.5%. The 1997 full-year rate of 45% was unfavorably affected by a higher rate on the monetization of the Tastemaker and Alliant investments, along with required increases to tax reserves related to anticipated tax assessments by federal, state, and foreign tax authorities.


FINANCIAL CONDITION

         Cash provided by operations was $38 million compared to $33 million in 1997. The increase primarily reflects improved working capital and lower tax payments.

         In April 1998, Hercules announced that it had completed the acquisition of the worldwide paper chemicals group of Houghton International, Inc. and the international pectin business of Citrus Colloids Ltd. for approximately $95 million. Houghton's paper chemicals group has sales of approximately $30 million and Citrus Colloids has annual revenues in excess of $30 million.

         Short-term liquidity has remained stable since year-end 1997. Both current and quick ratios are relatively flat at .9 and .6, respectively. At March 31, 1998, $130 million was available under short-term lines of credit and $447 million was available under revolving credit agreements. During the quarter, the Company entered into a financing agreement with a bank, which provides for the sale of promissory notes in the principal amount of up to $22 million at any one time. The agreement, which expires in December 1998, provides for commitments by the bank and the Company under which the bank purchases promissory notes denominated in a number of foreign currencies in exchange for U.S. dollars. The notes are repayable only to the extent of future revenue of certain foreign subsidiaries. Obligations under the agreement are not cancelable by the Company or the bank. Transaction gains and losses related to the notes are deferred and recognized as an adjustment to the revenue supporting the note repayment.

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



Item 4. Submission of Matters to a Vote of Security Holders.

A SUMMARY OF THE FINAL RESULTS OF VOTING ON THE RESOLUTIONS PROPOSED TO SHAREHOLDERS AT THE ANNUAL MEETING HELD APRIL 30, 1998, IS AS FOLLOWS:

     1.  Election of Directors
         Of the 86,207,333 shares voted, a total of 85,159,474 shares, voted FOR Robert G. Jahn, as a director; 85,227,952 shares, voted FOR Ralph L. MacDonald, Jr.; and 85,181,842 shares, voted FOR Paula A. Sneed. A total of 1,047,859 shares, WITHHELD votes for Robert G. Jahn; 979,381 shares, WITHHELD votes for Ralph L. MacDonald, Jr.; and 1,025,491 shares, WITHHELD votes for Paula A. Sneed.

         Directors continuing in office after the meeting are: R. Keith Elliott, Vincent J. Corbo, Richard M. Fairbanks, III, Edith E. Holiday, Gaynor N. Kelley, H. Eugene McBrayer, and Peter McCausland.

     2.  Ratification of Coopers & Lybrand L. L. P. as Auditors
         The proposal received the required favorable majority vote necessary FOR approval. Of the shares voting on this proposal, 85,628,016 were FOR; 164,994 were AGAINST; and 414,323 ABSTAINED.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K.

         Hercules was not required to file any reports on Form 8-K for the quarter ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Hercules Incorporated



                                             by  George MacKenzie
                                                --------------------
                                             George MacKenzie
                                             Senior Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer
                                             and duly authorized signatory)
                                             May 15, 1998


                                             by     Vikram Jog
                                                ---------------------
                                             Vikram Jog
                                             Vice President and Controller
                                             (Principal Accounting Officer)
                                             May 15, 1998