Form 10-Q
period 1998-06-30
HERCULES INC
filed 1998-08-14
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998
                          Commission file number 1-496

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

Yes  X    No_____


As of July 30, 1998, 94,567,009 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions, except per share)

                                                                     (Unaudited)
                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                    1998        1997              1998        1997
                                                    -----       -----             -----       -----
Net sales ...................................       $ 445       $ 502             $ 875       $ 997
Cost of sales ...............................         267         314               529         634
Selling, general, and administrative expenses          68          68               129         134
Research and development ....................          12          14                25          28
Other operating expenses (income), net ......          (3)         (1)               (3)        162
                                                    -----       -----             -----       -----
Profit from operations ......................         101         107               195          39
Equity in income of affiliated companies ....           5           4                10          20
Interest and debt expense ...................          13           9                24          19
Other income (expense), net .................          16          13               (28)        348
                                                    -----       -----             -----       -----
Income before income taxes ..................         109         115               153         388
Provision for income taxes ..................          35          40                51         205
                                                    -----       -----             -----       -----
Net income ..................................       $  74       $  75             $ 102       $ 183
                                                    =====       =====             =====       =====
Earnings per share:
         Basic ..............................       $0.78       $0.75             $1.07       $1.82
                                                    =====       =====             =====       =====
         Diluted ............................       $0.77       $0.73             $1.06       $1.76
                                                    =====       =====             =====       =====
Dividends per share .........................       $0.27       $0.25             $0.54       $ .50
                                                    =====       =====             =====       =====

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

                                                                 (Unaudited)
                                                            June 30,    December 31,
                                                             1998          1997
                                                            -------       -------
ASSETS
Current assets
   Cash and cash equivalents ...........................    $    32       $    17
   Accounts and notes receivable, net ..................        420           389
   Inventories
       Finished products ...............................        139           121
       Materials, supplies, and work in process ........        128           113
   Deferred income taxes ...............................         49            49
                                                            -------       -------
       Total current assets ............................        768           689

Property, plant, and equipment .........................      2,160         2,088
Accumulated depreciation and amortization ..............      1,435         1,401
                                                            -------       -------
       Net property, plant, and equipment ..............        725           687

Investments ............................................        602           615
Other assets ...........................................        555           420
                                                            -------       -------
       Total assets ....................................    $ 2,650       $ 2,411
                                                            =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ....................................    $   128       $   116
   Accrued expenses ....................................        352           317
   Short-term debt .....................................        474           275
   Income taxes payable ................................         80            91
                                                            -------       -------
       Total current liabilities .......................      1,034           799

Long-term debt .........................................        461           419
Deferred income taxes ..................................        169           160
Postretirement benefits and other liabilities ..........        338           343

Stockholders' equity
   Common stock (shares issued:  1998 -- 154,632,613;
       1997 -- 154,357,015) ............................         81            80
   Additional paid-in capital ..........................        508           504
   Foreign currency translation adjustment .............        (10)           (2)
   Retained earnings ...................................      2,214         2,163
                                                            -------       -------
                                                              2,793         2,745
Reacquired stock, at cost (shares:  1998 -- 60,065,557;
   1997 -- 58,289,376) .................................      2,145         2,055
                                                            -------       -------
       Total stockholders' equity ......................        648           690
                                                            -------       -------
       Total liabilities and stockholders' equity ......    $ 2,650       $ 2,411
                                                            =======       =======

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW
(Dollars in millions)

                                                                    (Unaudited)
                                                              Six Months Ended June 30,
                                                                  1998        1997
                                                                  -----       -----
Net cash provided by operations ............................      $  38       $  63
                                                                  -----       -----

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures .......................................        (58)        (49)
Proceeds of investment and fixed asset disposals ...........         54         139
Businesses acquired, net of cash received ..................        (95)         --
Other, net .................................................        (16)         (3)
                                                                  -----       -----
       Net cash provided by (used in) investing activities .       (115)         87
                                                                  -----       -----

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds ....................................         72         114
Long-term debt repayments ..................................        (27)        (90)
Change in short-term debt ..................................        198          (2)
Common stock reissued ......................................          8           6
Common stock reacquired ....................................       (105)       (136)
Dividends paid .............................................        (52)        (50)
                                                                  -----       -----
       Net cash provided by (used in) financing activities .         94        (158)
                                                                  -----       -----

Effect of exchange rate changes on cash ....................         (2)         (1)
                                                                  -----       -----

Net decrease in cash and cash equivalents ..................         15       $  (9)
Cash and cash equivalents - beginning of period ............         17          30
                                                                  -----       -----
Cash and cash equivalents - end of period ..................      $  32       $  21
                                                                  =====       =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest (net of amount capitalized) ....................      $  22       $  13
   Income taxes ............................................         74          76
Noncash investing and financing activities:
   Accounts payable for common stock acquisitions ..........          4           3
   Incentive plan stock issuances ..........................          4           3
   Investment in long-term note ............................         --         500
   Conversion of notes and debentures ......................          4           1

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)

                                                                 (Unaudited)
                                          Three Months Ended June 30,   Six Months Ended June 30,
                                              1998         1997             1998        1997
                                              -----        -----            -----       -----
Net income .............................      $  74        $  75            $ 102       $ 183

Foreign currency translation, net of tax         (1)          (7)              (8)        (41)
                                              -----        -----            -----       -----

Comprehensive income ...................      $  73        $  68            $  94       $ 142
                                              =====        =====            =====       =====

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

                                               Three Months Ended June 30,   Six Months Ended June 30,
                                                    1998         1997           1998          1997
                                                   -------      -------        -------       -------
 Basic
         Net income ........................       $    74      $    75        $   102       $   183
         Weighted-average shares outstanding          94.8         99.8           95.3         100.5
                                                   -------      -------        -------       -------
         EPS ...............................       $  0.78      $  0.75        $  1.07       $  1.82
                                                   =======      =======        =======       =======

Diluted
         Net Income ........................       $    74      $    75        $   102       $   183
         Interest on convertible debentures             --            1             --             1
                                                   -------      -------        -------       -------
         Net income for EPS calculation ....       $    74      $    76        $   102       $   184
                                                   =======      =======        =======       =======

         Weighted-average shares outstanding          94.8         99.8           95.3         100.5
         Options ...........................            .7          1.2             .7           1.2
         Debentures ........................            .6          2.9             .7           3.0
                                                   -------      -------        -------       -------
         Adjusted weighted-average shares ..          96.1        103.9           96.7         104.7
                                                   -------      -------        -------       -------
         EPS ...............................       $  0.77      $  0.73        $  1.06       $  1.76
                                                   =======      =======        =======       =======

3.       Cost and expenses include depreciation as follows:

                                                                  June 30,
                                                             1998         1997
                                                            -------      -------
Three months ended......................................    $    16      $    19
Six months ended  ......................................         32           41

4. Other operating expenses, net for the six months ended June 30, 1997 include charges of $141 million associated with management organizational changes and adoption of alternative competitive strategies relative to current businesses, announced in late February and March of 1997. This charge includes $118 million related to asset rationalizations and impairment and $23 million related to severance benefits.

         Included in the $118 million is an impairment loss of $91 million ($23 million in Food & Functional Products and $68 million in Chemical Specialties), where the sum of estimated future cash flows (undiscounted) was less than the carrying amount of the assets. Additionally, the Company recognized approximately $27 million of rationalization charges primarily associated with certain assets, which will no longer be utilized, and lease abandonment costs. Concurrently, management authorized and committed the Company to a plan to reduce its work force and accrued $23 million of severance related benefits, of which approximately $12 million is the remaining liability at June 30, 1998. Additionally, other operating expenses include $13 million of net environmental cleanup costs, principally for nonoperating sites and $8 million of executive retirement benefits.

         Other operating expenses, net for the quarter and six months ended June 30, 1998 primarily reflects a favorable settlement of an environmental insurance claim.

5.       Interest and debt costs are summarized as follows:

(Dollars in millions)                                           June 30,
                                                        ------------------------
                                                         1998              1997
                                                        ------            ------
Three Months Ended:
         Costs incurred ......................          $   15            $   11
         Amount capitalized ..................               2                 2
                                                        ------            ------
         Interest expense ....................          $   13            $    9
                                                        ======            ======

Six Months Ended:
         Costs incurred ......................          $   29            $   22
         Amount capitalized ..................               5                 3
                                                        ------            ------
         Interest expense ....................          $   24            $   19
                                                        ======            ======

6. Other income (expense), net for the quarter and six months ended June 30, 1998 includes legal settlements and accruals, primarily related to the settlement of a Qui Tam (Whistle Blower) lawsuit (see Note 9) of $1 million and $64 million, respectively, interest income of $10 million and $19 million, respectively, primarily related to the $500 million note obtained upon completion of transactions that monetized the Tastemaker investment (see below) and gains on sale of investments of $6 million and $17 million. Additionally, the six months reflects a $2 million write off of a claim related to a divested business.

         Other income, net for the quarter and six months ended June 30, 1997 includes net foreign currency gains of $3 million and $14 million, respectively, and interest income, primarily related to the $500 million note of $9 million and $10 million, respectively. Additionally, the six months reflect a gain of $357 million on completion of transactions to monetize the investment in Tastemaker, a 50% owned flavors joint venture, and charges of $32 million related to legal settlements and accruals.

7.       A summary of short-term and long-term debt follows:

(Dollars in millions)                                  June 30,         December 31,
                                                         1998              1997
                                                       --------         ------------
SHORT-TERM:
Commercial paper .........................              $  350            $  195
Banks ....................................                 124                80
Current maturities .......................                  --                --
                                                        ------            ------
                                                        $  474            $  275
                                                        ======            ======

         At June 30, 1998, Hercules had $174 million of unused lines of credit that may be drawn as needed. Lines of credit in use or supporting commercial paper at June 30, 1998, were $103 million.

(Dollars in millions)                                    1998         1997
                                                        ------       ------
LONG-TERM:
6.15% notes due 2000 ..............................     $  100       $  100
6.60% notes due 2027 ..............................        100          100
7.85% notes due 2000 ..............................         25           25
6.625% notes due 2003 .............................        125          125
8% convertible subordinated debentures due 2010 ...          6           10
Commercial paper ..................................         50           50
Variable rate loans ...............................         46            2
Other .............................................          9            7
                                                        ------       ------
                                                           461          419
Current maturities of long-term debt ..............         --           --
                                                        ------       ------

Net long-term debt ................................     $  461       $  419
                                                        ======       ======

8. In April 1998, Hercules completed the acquisition of the worldwide paper chemicals group of Houghton International, Inc. and the international pectin business of Citrus Colloids Ltd. for aproximately $95 million. Houghton's paper chemicals group has annual sales of approximately $30 million and Citrus Colloids has annual revenues in excess of $30 million.

         In July 1998, Hercules and BetzDearborn Inc. signed a definitive merger agreement under which Hercules will acquire all BetzDearborn outstanding shares for approximately $2.4 billion in cash and, in addition, assume $700 million in debt. The transaction, subject to approvals by BetzDearborn shareholders and regulatory authorities is expected to close during the fourth quarter of 1998. Additionally, in July 1998, Hercules completed the acquistion of the 49% share of FiberVisions owned by its joint venture partner Jacob Holm & Sons A/S for approximately $230 million in cash, plus assumed debt. FiberVisions has annual revenues of approximately $250 million. The transaction closed in the third quarter of 1998.

9. Since 1991, the Board of Directors has authorized the repurchase of up to 74,650,000 shares of Company common stock, 6,150,000 shares of which is intended to satisfy requirements of various employee benefit programs. Through June 30, 1998, a total of 66,247,388 shares of common stock (including 6,150,000 shares for employee benefit programs) had been purchased in the open market at an average price of $37.36 per share.

10. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

         The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

11.      COMMITMENTS AND CONTINGENCIES

Environmental:
--------------

Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of remediation is between $64 million and $210 million. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules becomes aware of sites in which it may be, but has not yet been named, a PRP principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other government agency or through correspondence with previously named PRPs requesting information on Hercules' activities at sites under investigation. Hercules brought suit in 1992 against its insurance carriers for past and future costs for remediation of certain environmental sites. In April 1998, the trial of the Jacksonville, Arkansas, site was completed. The jury has returned a "Special Verdict Form" with findings that will be used by the Court to enter a judgment. The judgment will determine the amount of Hercules recovery for past clean-up expenditures and will state that Hercules is entitled to similar coverage for costs incurred since September 30, 1997 and in the future. Hercules has not included any insurance recovery in the estimates above.

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

         On May 21, 1997, the Court issued a ruling that Uniroyal is liable and that Standard Chlorine is not liable to Hercules for contribution. A trial on allocation of liability and damages among Hercules, Uniroyal, and the United States will begin in October 1998. Hercules expects to appeal the Court's determination with respect to its liability, the divisibility of harm issue, and Standard Chlorine's liability when final judgment is entered.

         Hercules' potential costs for remediation of the Jacksonville site are presently estimated between $18 million and $92 million. These costs are based on Hercules' assessment of potential liability, the level of participation by other PRPs, and current estimates of remediation costs.

         At June 30, 1998, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The Company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

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

         Hercules also has been a defendant in two Qui Tam (Whistle Blower) lawsuits in the U.S. District Court for the Central District of Utah, brought by former employees of the Aerospace business sold to Alliant Techsystems. The first suit (United States of America ex. rel. Katherine A. Colunga v. Hercules Incorporated, et al., Civil No. 89-C-954B), involved allegations relating to submission of false claims and records under various government contracts, delivery of defective products, a deficient quality control program, and wrongful termination claims. The second suit (United States of America ex. rel. Benny D. Hullinger, et al., Civil No. 92-CV-085) involves allegations relating to submission of false claims and records, mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement, and wrongful termination claims. The government, after investigation of the allegations, declined to intervene in either lawsuit. (A third Qui Tam lawsuit is described in the third paragraph below.) The first lawsuit was previously scheduled for trial in June 1998.

The Court denied various motions filed by Hercules, including motions for summary judgment and other motions designed to limit the scope of the trial and the extent of damages claimed. If any damages had been awarded by the jury under the False Claims Act, such damages would have been automatically tripled by the Court, and attorneys' fees and costs would also have been added. As a result of the Court's denial of the Company's motions, and the Court's position as to how the relevant contracts should be interpreted, which position was adverse to the Company, damage claims could have been presented to the jury in amounts which, if awarded, would have had a material adverse effect on the Company. The damages in the second suit were not defined.

         In May 1998, Hercules announced that it had agreed to settle the first lawsuit. Under the terms of the settlement, which was subject to the approval of the Court, Hercules was obligated to pay $36 million to settle the case, plus another $19 million to cover the plaintiff's attorneys fees, expenses, and costs. The Company believed no damages were incurred by the government, no false claims were made to the government, and alleged damages were speculative and unsupportable. However, because of the mounting legal costs, the prospect of treble damages, uncertainty present in any litigation, and to avoid the major costs of a lengthy trial and subsequent appeal by the losing party management determined that the settlement was in the best interest of Hercules' shareholders. The settlement was approved by the Court, and the case was dismissed in July 1998.

         In August 1998, the parties to the second lawsuit reached a tentative settlement, subject to approval of the Court. The settlement was recognized in the first quarter of 1998.

         In March 1995, Hercules sold its Aerospace business to Alliant Techsystems, Inc., pursuant to a Purchase and Sale Agreement between Alliant and Hercules (the Purchase Agreement). As part of such sale, Hercules received an ownership interest in Alliant. In March 1997, Alliant and Hercules received a partially unsealed complaint that named both as defendants, initiated on an unknown date, and filed in an undisclosed federal court, in a Qui Tam action by a former employee alleging violations of the False Claims Act. The action has subsequently been identified as United States of America ex.rel. P. Robert Pratt
v. Alliant Techsystems, Inc. and Hercules Incorporated, Civil No. 95-4812 SVW(JGx) pending in the U.S. District Court for the Central District of California. The action alleges labor mischarging at Alliant's Bacchus Works facility in Magna, Utah, and contains a claim for wrongful termination. Damages are not specified; and Alliant and Hercules have agreed to share equally the cost of defense until such time as a determination is made as to the applicability of the indemnification provisions of the Purchase Agreement. In February 1998, the parties reached a tentative settlement, which has now been finalized, under which all claims alleging mischarging to the Intermediate Nuclear Forces Contract have been settled. The settlement was recognized in the fourth quarter of 1997. Other portions of the complaint, which include allegations of mischarging to other government contracts and claims for wrongful termination of employment, remain unresolved. The government has indicated it does not intend to intervene in these matters.

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

OTHER FINANCIAL INFORMATION

Operational Highlights

(Dollars in millions)                               Three Months Ended June 30,    Six Months Ended June 30,
                                                         1998        1997             1998        1997
                                                         -----       -----            -----       -----
NET SALES BY INDUSTRY SEGMENT
     Chemical Specialties .......................        $ 227       $ 267            $ 441       $ 539
     Food & Functional Products .................          218         235              433         458
     Corporate and Other ........................           --          --                1          --
                                                         -----       -----            -----       -----
           Total ................................        $ 445       $ 502            $ 875       $ 997
                                                         =====       =====            =====       =====

PROFIT (LOSS) FROM OPERATIONS BY INDUSTRY SEGMENT
     Chemical Specialties .......................        $  43       $  49            $  81       $   3
     Food & Functional Products .................           58          60              113          57
     Corporate and Other ........................           --          (2)               1         (21)
                                                         -----       -----            -----       -----
           Total ................................        $ 101       $ 107            $ 195       $  39
                                                         =====       =====            =====       =====

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

(Dollars in millions)                               Three Months Ended June 30,   Six Months Ended June 30,
                                                        1998         1997            1998         1997
                                                        -----        -----           -----        -----
Net sales .......................................       $ 445        $ 462           $ 875        $ 913

Cost of sales ...................................         267          282             529          566
Selling, general, and administrative expenses ...          68           64             129          126
Research and development ........................          12           13              25           27
Other operating expenses (income), net ..........          (3)           1              (3)           2
                                                        -----        -----           -----        -----
Profit from operations ..........................       $ 101        $ 102           $ 195        $ 192
                                                        =====        =====           =====        =====

Net Sales by Industry Segment
     Chemical Specialties .......................       $ 227        $ 227           $ 441        $ 455
     Food & Functional Products .................         218          235             433          458
     Corporate and other ........................          --           --               1           --
                                                        -----        -----           -----        -----
          Total .................................       $ 445        $ 462           $ 875        $ 913
                                                        =====        =====           =====        =====

Profit (Loss) From Operations by Industry Segment
     Chemical Specialties .......................       $  43        $  44           $  81        $  92
     Food & Functional Products .................          58           60             113          105
     Corporate and other ........................          --           (2)              1           (5)
                                                        -----        -----           -----        -----
          Total .................................       $ 101        $ 102           $ 195        $ 192
                                                        =====        =====           =====        =====

RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, "quarter" and "six-month period" refer to the second quarter of 1998 and the six months ended June 30, 1998. All comparisons are with the corresponding periods in the previous year unless otherwise stated.

         Consolidated net sales decreased $17 million and $38 million for the quarter and six-month period, or 4% respectively. Chemical Specialties sales were flat for the quarter and declined 3%, or $14 million, for the six-month period. Food & Functional Products sales decreased 7%, or $17 million, for the quarter, and 5%, or $25 million, for the six-month period. The primary reason for the decline in sales revenues is the economic crisis in Asia. This has not only negatively affected sales volumes and prices in Asia, but has also resulted in increased competitive pressure and lower prices in other parts of the world. The overall effects of Asian economic crisis for the quarter and six-month period are estimated to be approximately $27 million and $44 million on a consolidated basis; $14 million and $22 million in each segment.

         Additionally, weaker foreign currencies relative to the dollar negatively impacted consolidated and segment sales by 2% for the quarter and 3% for the six-month period, or $10 million and $26 million on a consolidated basis; $5 million and $13 million in each segment. Improved volume (excluding
Asia) and favorable sales mix in both segments, particularly in Chemical Specialties, coupled with improved pricing in Food & Functional Products, partially offset the decreases noted above as well as lower prices in Chemical Specialties.

         Consolidated profit from operations was virtually flat for the quarter and six-month period. Manufacturing cost improvement initiatives, improved plant operations and lower raw material costs, in Chemical Specialties (excluding Asia), offset the reduced sales revenues. As a result, overall gross margin improved to 40% for the quarter and six-month period from 39% and 38%, respectively, for the comparable year ago periods.

         For the six-month period, Chemical Specialties' operating profit declined $11 million, or 12%, as volume improvements (excluding Asia) and manufacturing cost initiatives partially offset the negative impact of Asia and weaker foreign currencies. In Food & Functional Products, operating profit increased $8 million, or 8%, as improved pricing and manufacturing cost initiatives more than offset the declines associated with lower demand from the Asian crisis and the effect of weaker foreign currencies relative to the dollar.

         Equity in income of affiliated companies decreased $10 million for the six-month period and primarily reflects the monetization of investments in Tastemaker in March 1997 (see Note 6) and Alliant Techsystems in December 1997, partially offset by equity income from FiberVisions, the 51% owned fibers joint venture.

         Interest and debt expense increased for the quarter and six-month period, principally due to higher average debt outstanding.

         Other income, net increased $3 million for the quarter and decreased $376 million for the six-month period (see Note 6).

         The provision for income taxes for the six-month period ended June 30, 1998 reflects an estimated annual effective tax rate of 34.5%. The 1997 full-year rate of 45% was unfavorably affected by a higher rate on the monetization of the Tastemaker and Alliant investments, along with required increases to tax reserves related to anticipated tax assessments by federal, state, and foreign tax authorities.

FINANCIAL CONDITION

         Cash provided by operations was $38 million compared to $63 million in 1997. Higher working capital requirements and higher interest payments primarily account for the decrease.

         In April 1998, Hercules completed the acquisition of the worldwide paper chemicals group of Houghton International, Inc. and the international pectin business of Citrus Colloids Ltd. for approximately $95 million. Houghton's paper chemicals group has annual sales of approximately $30 million and Citrus Colloids has annual revenues in excess of $30 million.

         In July 1998, Hercules and BetzDearborn Inc. signed a definitive merger agreement under which Hercules will acquire all BetzDearborn outstanding shares for approximately $2.4 billion in cash and, in addition, assume $700 million in debt. The transaction, subject to approvals by BetzDearborn shareholders and regulatory authorities is expected to close during the fourth quarter of 1998. Additionally, in July 1998, Hercules completed the acquisition of the 49% share of FiberVisions owned by its joint venture partner Jacob Holm & Sons A/S for approximately $230 million in cash, plus assumed debt. FiberVisions has annual revenues of approximately $250 million. The transaction closed in the third quarter of 1998.

         Short-term liquidity has remained relatively stable since year-end 1997, with current and quick ratios at .7 and .4, respectively. At June 30, 1998, $174 million was available under short-term lines of credit and $300 million was available under revolving credit. During the six-month period, the Company entered into a financing agreement with a bank, which provides for the sale of promissory notes in the principal amount of up to $22 million at any one time. The agreement, which expires in December 1998, provides for commitments by the bank and the Company under which the bank purchases promissory notes denominated in a number of foreign currencies in exchange for U.S. dollars. The notes are repayable only to the extent of future revenue of certain foreign subsidiaries. Obligations under the agreement are not cancelable by the Company or the bank. Transaction gains and loses related to the notes are deferred and recognized as an adjustment to the revenue supporting the note repayment. Additionally, during the quarter, the Company entered into a $480 million cross currency swap agreement to effectively hedge its investment in foreign subsidiaries. The interest rate effects of the cross currency swap agreement are recorded as an adjustment to interest expense.

         The company's derivative and other financial instruments subject to interest rate risk consist of debt instruments, interest rate swaps, cross-currency swaps, and the five-year $500 million note received as a result of the Tastemaker transaction. At June 30, 1998, net market value of these combined instruments was a liability of $462 million. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels at June 30, 1998, with all other variables held constant. A 100-basis point increase in interest rates would result in a $21 million decrease in the net liability. A 100-basis point decrease in interest rates would result in a $28 million increase in the net liability.

         The market value of the company's portfolio of financial instruments subject to equity price risk at June 30, 1998, was an asset of $42 million. The sensitivity analysis assumes an instantaneous 10% change in valuation with all other variables held constant. A 10% increase or decrease would increase or decrease the asset position by $4 million.

         The company's financial instruments subject to foreign currency exchange risk consist of foreign currency forwards, options, and cross-currency swaps and represent a net asset position of $1 million at June 30, 1998. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from the June 30, 1998 levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies would result in an increase of $51 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $62 million in the net asset position.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         In September 1993, Hercules and the U.S. Environmental Protection Agency (EPA) Region 1 reached an agreement in principle in settlement of the EPA's claims that Hercules violated its wastewater permit with the City of Chicopee and the Federal pretreatment standard for industrial users of publicly owned treatment works at its Chicopee, Massachusetts, facility. Hercules signed a Consent Decree, which was entered by the court on December 15, 1994, based on this agreement, requiring supplemental environmental projects (at a cost of approximately $375,000), compliance with permit limits in the future, and $250,000 in fines. Hercules has paid the $250,000 fine and has completed performance of the supplemental environmental projects. On March 26, 1998 the Court granted its approval for the termination of the Consent Decree.

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

Item 4.  Submission of Matters to a Vote of Security-Holders.

         The Company's Annual Meeting was held on April 30, 1998. Required information has been supplied in registrant's Form 10-Q for the quarter ended March 31, 1998.

Item 5.  Other Information.

         In accordance with recent amendments to the shareholder proposal rules set forth in Rules 14a-4 and 14a-8 under the Securities Exchange Act of 1934, as amended, written notice of shareholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Shareholders' Meeting must be received by the Company on or before February 3, 1999, in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement shall be granted discretionary authority with respect to any shareholder proposal of which the Company does not receive timely notice.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K.

                  Hercules was not required to file any reports on Form 8-K during the quarter; however, optional (Item 5 event) Form 8Ks were filed during the third quarter related to the acquisition of the 49% share of the FiberVisions joint venture and the announcement of the signing of a definitive merger agreement between Hercules and BetzDearborn.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Hercules Incorporated




                                       by George MacKenzie
                                          --------------------------------
                                          George MacKenzie
                                          Senior Vice President
                                          and Chief Financial Officer
                                          (Principal Financial Officer
                                          and duly authorized signatory)
                                          August 14, 1998


                                       by Vikram Jog
                                          --------------------------------
                                          Vikram Jog
                                          Vice President and Controller
                                          (Principal Accounting Officer)
                                          August 14, 1998