Form 10-Q
period 1998-09-30
HERCULES INC
filed 1998-11-17
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998
                          Commission file number 1-496

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

             Yes  X    No
                -----    -----

             As of October 30, 1998, 100,585,779 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions, except per share)

                                                                           (Unaudited)
                                                         Three Months Ended           Nine Months Ended
                                                            September 30,                September 30,
                                                          1998         1997            1998         1997
                                                         ------       ------          -------      ------
Net sales                                                $ 510        $ 448            $1,385      $1,445
Cost of sales                                              323          270               852         905
Selling, general, and administrative expenses               71           58               200         192
Research and development                                    17           13                42          41
Other operating expenses (income), net                      (2)          --                (5)        162
                                                         -----        -----            ------      ------

Profit from operations                                     101          107               296         145
Equity in income of affiliated companies                    --            4                10          25
Interest and debt expense                                   18           10                42          29
Other income (expense), net                                 18           22               (10)        370
                                                         -----        -----            ------      ------

Income before income taxes                                 101          123               254         511
Provision for income taxes                                  30           41                81         246
                                                         -----        -----            ------      ------

Net income                                               $  71        $  82            $  173      $  265
                                                         =====        =====            ======      ======

Earnings per share
     Basic                                               $0.75        $0.83            $ 1.82      $ 2.65
                                                         =====        =====            ======      ======
     Diluted                                             $0.74        $0.81            $ 1.80      $ 2.57
                                                         =====        =====            ======      ======

Dividends per share                                      $0.27        $0.25            $ 0.81      $ 0.75
                                                         =====        =====            ======      ======



See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
    (Dollars in millions)                                                 (Unaudited)
                                                               September 30,      December 31,
                                                                    1998              1997
                                                               -------------      ------------
ASSETS
Current assets
   Cash and cash equivalents                                      $   47             $   17
   Accounts and notes receivable, net                                457                389
   Inventories
       Finished products                                             151                121
       Materials, supplies, and work in process                      150                113
   Deferred income taxes                                              46                 49
                                                                  ------             ------
       Total current assets                                          851                689

Property, plant, and equipment                                     2,611              2,088
Accumulated depreciation and amortization                          1,667              1,401
                                                                  ------             ------
       Net property, plant, and equipment                            944                687

Investments                                                          562                615

Goodwill (net of accumulated amortization - 1998, $16;               320                 41
       1997, $12 - Notes 8 and 9)

Other assets                                                         475                379
                                                                  ------             ------
       Total assets                                               $3,152             $2,411
                                                                  ======             ======

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                               $  133             $  116
   Accrued expenses                                                  306                317
   Short-term debt                                                   827                275
   Income taxes payable                                               94                 91
                                                                  ------             ------
       Total current liabilities                                   1,360                799

Long-term debt                                                       569                419
Deferred income taxes                                                193                160
Postretirement benefits and other liabilities                        339                343

Stockholders' equity
   Common stock (shares issued: 1998--154,809,312;
       1997--154,357,015)                                             81                 80
   Additional paid-in capital                                        510                504
   Foreign currency translation adjustment                           (10)                (2)
   Retained earnings                                               2,259              2,163
                                                                  ------             ------
                                                                   2,840              2,745
Reacquired stock, at cost (shares: 1998--60,206,448;
   1997--58,289,376)                                               2,149              2,055
                                                                  ------             ------
       Total stockholders' equity                                    691                690
                                                                  ------             ------
       Total liabilities and stockholders' equity                 $3,152             $2,411
                                                                  ======             ======



See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW
(Dollars in millions)

                                                                          (Unaudited)
                                                                       Nine Months Ended
                                                                          September 30,
                                                                      1998             1997
                                                                     -----             -----
Net cash provided by operations                                      $  74             $ 141
                                                                     -----             -----

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                   (84)              (77)
Proceeds of investment and fixed asset disposals                        71               144
Businesses acquired, net of cash received                             (317)               --
Other, net                                                             (17)               (7)
                                                                     -----             -----
      Net cash (used in) provided by investing activities             (347)               60
                                                                     -----             -----
CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                                 74               342
Long-term debt repayments                                              (79)              (91)
Change in short-term debt                                              490              (122)
Common stock reissued                                                    9                32
Common stock reacquired                                               (112)             (294)
Dividends paid                                                         (77)              (74)
                                                                     -----             -----
      Net cash provided by (used in) financing activities              305              (207)
                                                                     -----             -----

Effect of exchange rate changes on cash                                 (2)               (1)
                                                                     -----             -----

Net increase (decrease) in cash and cash equivalents                    30                (7)
Cash and cash equivalents - beginning of period                         17                30
                                                                     -----             -----
Cash and cash equivalents - end of period                            $  47             $  23
                                                                     =====             =====


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest (net of amount capitalized)                           $  45             $  27
      Income taxes                                                      81               106
Noncash investing and financing activities:
      Accounts payable for common stock acquisitions                    --                25
      Assumed debt of acquired businesses                              190                --
      Incentive plan stock issuances                                     5                 2
      Investment in long-term note                                      --               500
      Conversion of notes and debentures                                 7                31



See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)

                                                                   (Unaudited)
                                                  Three Months Ended         Nine Months Ended
                                                    September 30,               September 30,
                                                   1998      1997              1998       1997
                                                   ----      ----             -----      -----
Net income                                          $71      $ 82             $ 173      $ 265

Foreign currency translation, net of tax             --        (6)               (8)       (47)
                                                    ---      ----             -----      -----

Comprehensive income                                $71      $ 76             $ 165      $ 218
                                                    ===      ====             =====      =====



See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)                             (Unaudited)


1. These condensed financial statements are unaudited, but in the opinion of management include all adjustments necessary to present fairly the Company's financial position and results of operations for interim periods. It is suggested that these condensed financial statements are read in conjunction with the accounting policies and the financial statements and notes thereto included in the Company's Annual Report for 1997. Information for 1997 has been restated to conform with the 1998 presentation.

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

(Shares in millions)                                           Three Months Ended                     Nine Months Ended
                                                                  September 30,                         September 30,
                                                                 1998       1997                      1998         1997
                                                                ------     ------                    ------       ------
Basic
         Net income ............................                 $  71      $  82                     $ 173       $  265
         Weighted-average shares outstanding....                  94.6       99.3                      95.1        100.1
                                                                 -----      -----                     -----       ------
         EPS        ..................................           $0.75      $0.83                     $1.82       $ 2.65
                                                                 =====      =====                     =====       ======

Diluted
         Net Income ..............................               $  71      $  82                     $ 173       $  265
         Interest on convertible debentures...........              --         --                        --            1
                                                                 -----      -----                     -----       ------
         Net income for EPS calculation...............           $  71      $  82                     $ 173       $  266
                                                                 =====      =====                     =====       ======

         Weighted-average shares outstanding..........            94.6       99.3                      95.1        100.1
         Options    ..................................              .5         .8                        .6          1.1
         Debentures ..................................              .4        1.9                        .6          2.6
                                                                 -----      -----                     -----       ------
         Adjusted weighted-average shares.............            95.5      102.0                      96.3        103.8
                                                                 -----      -----                     -----       ------
         EPS        ..................................           $0.74      $0.81                     $1.80       $ 2.57
                                                                 =====      =====                     =====       ======

3.       Cost and expenses include depreciation as follows:

                                                                                                 September 30,
                                                                                             1998              1997
                                                                                             ----              ----
Three months ended.....................................................                       $21              $16
Nine months ended .....................................................                        53               57


4. Other operating expenses (income), net for the nine months ended September 30, 1997 include charges of $141 million associated with management organizational changes and adoption of alternative competitive strategies announced in late February and March of 1997. This charge includes $118 million related to asset rationalizations and impairment and $23 million related to severance benefits.

         Included in the $118 million is an impairment loss of $91 million ($23 million in Food & Functional Products and $68 million in Chemical Specialties), where the sum of estimated future cash flows (undiscounted) was less than the carrying amount of the assets. Additionally, the Company recognized approximately $27 million of rationalization charges primarily associated with certain assets, which will no longer be utilized, and lease abandonment costs. Concurrently, management authorized and committed the Company to a plan to reduce its work force and accrued $23 million of severance related benefits, of which approximately $11 million is the remaining liability at September 30, 1998. Additionally, other operating expenses include $13 million of net environmental cleanup costs, principally for nonoperating sites and $8 million of executive retirement benefits.

5.       Interest and debt costs are summarized as follows:

(Dollars in millions)                                                                         September 30,
                                                                                              -------------
                                                                                         1998                 1997
                                                                                         ----                 ----
Three Months Ended:
         Costs incurred....................................................               $20                  $11
         Amount capitalized................................................                 2                    1
                                                                                          ---                  ---
         Interest expense..................................................               $18                  $10
                                                                                          ===                  ===

Nine Months Ended:
         Costs incurred....................................................               $49                  $33
         Amount capitalized................................................                 7                    4
                                                                                          ---                  ---
         Interest expense..................................................               $42                  $29
                                                                                          ===                  ===


6. Other income (expense), net for the quarter and nine months ended September 30, 1998 includes interest income of $13 million and $32 million, respectively, primarily related to the $500 million note remaining upon completion of the Tastemaker monetization (see below), and gains on sale of investments of $2 million and $19 million, respectively. Additionally, the nine months reflects a $64 million legal settlement and accrual, primarily related to the settlement of a Qui Tam (Whistle Blower) lawsuit (see Note 12) and a $2 million write off of a claim related to a divested business.

         Other income (expense), net for the quarter and nine months ended September 30, 1997 includes net foreign currency gains of $3 million and $17 million, respectively, interest income, primarily related to the $500 million note of $10 million and $20 million, respectively, and a gain of $7 million and $364 million, respectively, on completion of transactions to monetize the investment in Tastemaker, a 50% owned flavors joint venture. Additionally, the nine months reflects charges of $32 million related to legal settlements and accruals.

7.       A summary of short-term and long-term debt follows:

(Dollars in millions)                                                       September 30,              December 31,
                                                                                1998                       1997
                                                                            -------------              ------------
SHORT-TERM:
Commercial paper..................................................              $650                       $195
Banks.............................................................               145                         80
Current maturities................................................                32                         --
                                                                               -----                     ------
                                                                                $827                       $275
                                                                                ====                       ====

         At September 30, 1998, Hercules had $207 million of unused lines of credit that may be drawn as needed. Lines of credit in use or supporting commercial paper at September 30, 1998 were $90 million.

(Dollars in millions)                                                           September 30,              December 31,
                                                                                    1998                       1997
                                                                                -------------              ------------
LONG-TERM:
6.15% notes due 2000...................................................             $100                       $100
6.60% notes due 2027...................................................              100                        100
7.85% notes due 2000...................................................               25                         25
6.625% notes due 2003..................................................              125                        125
Term loan due in varying amounts through 2002 with an
         average interest rate of 6.27%................................               84                         --
Term notes at various rates from 6.48% to 9.50% and
         due in varying amounts through 2006...........................               71                         --
8% convertible subordinated debentures due 2010........................                3                         10
Commercial paper  .....................................................               50                         50
Variable rate loans....................................................               27                          2
Other    ..............................................................               16                          7
                                                                                      --                         --
                                                                                     601                        419
Current maturities of long-term debt...................................               32                         --
                                                                                    ----                    -------

Net long-term debt.....................................................             $569                       $419
                                                                                    ====                       ====


     Subsequent to September 30, 1998, substantially all of the Company's debt has been refinanced upon consummation of the BetzDearbom Inc. acquisition (see
Note 9).

8. Goodwill, representing the excess of cost over net assets of acquired businesses, is being amortized on a straight-line basis over the estimated future periods to be benefited (not exceeding forty years). When events and circumstances indicate, all long-term assets, including goodwill, are assessed for recoverability based upon cash flow forecasts. An impairment loss would be recorded in the period expected future net cash flows (undiscounted) become less than the carrying amount of the asset.

9. In July 1998, Hercules completed the acquisition of the 49% share of FiberVisions L.L.C. owned by its joint venture partner Jacob Holm & Sons A/S for approximately $230 million in cash, plus assumed debt of $188 million. FiberVisions has annual revenues of approximately $250 million and is included in the Chemical Specialties segment. The acquisition has been accounted for as a purchase and, accordingly, the operating results of FiberVisions have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price exceeded the book value of the net assets acquired by approximately $210 million. Appraisals and other analyses are in progress to allocate the purchase price based on fair values. The final purchase price allocation is expected to be completed by year-end and intangible assets will be amortized over a period not to exceed forty years.

         The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1998 and 1997 assume the FiberVisions acquisition occurred as of the beginning of each nine-month period.

(Dollars in millions, except per share)                                              September 30,
                                                                                   1998         1997
                                                                                 --------     --------
Net Sales..............................................................           $1,517       $1,579
Net Income        .....................................................              170          255
Earnings per share
         Basic    .....................................................             1.79         2.55
         Diluted  .....................................................             1.77         2.47

The unaudited pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisition had occurred at the beginning of each period.

         In April 1998, Hercules completed the acquisition of the worldwide paper chemicals group of Houghton International, Inc. and the international pectin business of Citrus Colloids Ltd. for approximately $95 million. Houghton's paper chemicals group has annual sales of approximately $30 million and Citrus Colloids has annual revenues in excess of $30 million.

         On October 15, 1998, Hercules completed the acquisition of BetzDearborn Inc. for $72 per share in cash, or approximately $2.4 billion. Hercules has also assumed approximately $700 million in BetzDearborn debt. The acquisition was financed with borrowings under a $3.65 billion credit facility syndicated by NationsBank, N.A., and was consummated on October 15, 1998. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisition. BetzDearborn's worldwide sales of specialty chemicals and other products during 1997 were $1.3 billion, and consolidated net earnings were $86 million.

10. Since 1991, the Board of Directors has authorized the repurchase of up to 74,650,000 shares of Company common stock, 6,150,000 shares of which is intended to satisfy requirements of various employee benefit programs. Through September 30, 1998, a total of 66,457,875 shares of common stock (including 6,150,000 shares for employee benefit programs) had been purchased in the open market at an average price of $37.34 per share.

11. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

         The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

12.      COMMITMENTS AND CONTINGENCIES

Environmental:

Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities for environmental cleanup at numerous sites. The estimated range of the reasonably possible costs of cleanup is between $60 million and $206 million. The actual costs will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the actual method of remediation, outcome of negotiations with regulatory authorities, outcome of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years. Hercules becomes aware of sites in which it may be, but has not yet been named, a PRP principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other government agency or through correspondence with previously named PRPs requesting information on Hercules' activities at sites under investigation. Hercules brought suit in 1992 against its insurance carriers for past and future costs for cleanup of certain environmental sites. In April 1998, the trial of the Jacksonville, Arkansas, site was completed. The jury returned a "Special Verdict Form" with findings that will, in conjunction with the Court's other opinions, be used by the Court to enter a judgment. The judgment will determine the amount of Hercules recovery for past clean-up expenditures and will state that Hercules is entitled to similar coverage for costs incurred since September 30, 1997 and in the future. Hercules has not included any insurance recovery in the estimates above.

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

         On May 21, 1997, the Court issued a ruling that Uniroyal is liable and that Standard Chlorine is not liable to Hercules for contribution. A trial on allocation and damages among Hercules, Uniroyal, and the United States was scheduled to begin in October, 1998. Through the filing of separate summary judgment motions, Hercules and Uniroyal raised a number of defenses to the United States' costs. On October 23, 1998, the Court denied those motions and granted the United States' summary judgment motion, ordering Hercules and Uniroyal to pay the United States approximately $103 million plus any additional response costs incurred or to be incurred after July 31, 1997. Hercules expects that this amount will be reduced by approximately $7 million, the amount received by the United States in previous settlements with other parties. Trial testimony on the issue of allocation between Hercules and Uniroyal was completed on November 6, 1998. When a final judgment has been entered, Hercules expects to appeal the Court's determination with respect to its liability, the United States' costs, the divisibility of harm issue, and Standard Chlorine's liability.

         At September 30, 1998, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigation at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The Company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

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

         In August 1998, the parties to the second lawsuit reached a tentative settlement, subject to approval of the Court. Although it has not intervened in the case, the U. S. Department of Justice (DOJ) has objected to approval of the tentative settlement, arguing that the Company should only be released from claims actually investigated by the government and that the proposed allocation of settlement proceeds between False Claims Act claims and wrongful Termination Claims should be revised to attribute a higher percentage of recovery to claims arising under the False Claims Act. The parties are awaiting a ruling from the Court. The settlement was recognized in the first quarter 1998.

         In March 1995, Hercules sold its Aerospace business to Alliant Techsystems, Inc., pursuant to a Purchase and Sale Agreement between Alliant and Hercules (the Purchase Agreement). As part of such sale, Hercules received an ownership interest in Alliant. In March 1997, Alliant and Hercules received a partially unsealed complaint that named both as defendants, initiated on an unknown date, and filed in an undisclosed federal court, in a Qui Tam action by a former employee alleging violations of the False Claims Act. The action has subsequently been identified as United States of America ex.rel. P. Robert Pratt v. Alliant Techsystems, Inc. and Hercules Incorporated, Civil No. 95-4812 SVW(JGx) pending in the U.S. District Court for the Central District of California. The action alleges labor mischarging at Alliant's Bacchus Works facility in Magna, Utah, and contains a claim for wrongful termination. Damages are not specified; and Alliant and Hercules have agreed to share equally the cost of defense until such time as a determination is made as to the applicability of the indemnification provisions of the Purchase Agreement. In February 1998, the parties reached a tentative settlement, which has now been finalized, under which all claims alleging mischarging to the Intermediate Nuclear Forces Contract have been settled. The settlement was recognized in the fourth quarter of 1997. Other portions of the complaint, which include allegations of mischarging to other government contracts and claims for wrongful termination of employment were not resolved by the settlement. The government has indicated it does not intend to intervene in these matters. In August 1998, the parties reached a tentative settlement of the remaining portions of the complaint, subject to approval of the Court.

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

OTHER FINANCIAL INFORMATION

Operational Highlights

(Dollars in millions)                                                Three Months Ended                Nine Months Ended
                                                                        September 30,                    September 30,
                                                                     1998          1997               1998           1997
                                                                     ----          ----              ------         ------
NET SALES BY INDUSTRY SEGMENT
     Chemical Specialties..............................              $287          $217              $  728         $  755
     Food & Functional Products........................               223           231                 656            689
     Corporate and Other...............................                --            --                   1              1
                                                                     ----          ----              ------         ------
           Total.......................................              $510          $448              $1,385         $1,445
                                                                     ====          ====              ======         ======

PROFIT (LOSS) FROM OPERATIONS BY INDUSTRY SEGMENT
     Chemical Specialties..............................              $ 49          $ 41              $  130          $  44
     Food & Functional Products........................                54            67                 167            124
     Corporate and Other...............................                (2)           (1)                 (1)           (23)
                                                                     ----          ----              ------          -----
           Total.......................................              $101          $107              $  296          $ 145
                                                                     ====          ====              ======          =====

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

         The table below reflects results through profit from operations on an adjusted basis. Third quarter 1998 includes sales from acquired businesses of $81 million (Chemical Specialties $72 million and Food & Functional Products $9 million), and profit from operations of $12 million in Chemical Specialties (see
Note 9). The 1997 results exclude the effects of asset rationalization and impairment, severance, benefits, and other adjustments aggregating $161 million (see Note 4). Additionally, 1997 has been further adjusted to exclude the operations of the Fibers Division of the Chemical Specialties segment, which was joint ventured in June 1997. The table should make it easier to compare year-over-year operating results. Accordingly, the discussion that follows speaks to the comparisons in the table through profit from operations.

(Dollars in millions)                                   Three Months Ended         Nine Months Ended
                                                           September 30,             September 30,
                                                        1998         1997          1998           1997
                                                        -----        -----        -------        -------
Net sales .......................................       $ 510        $ 448        $ 1,385        $ 1,361
Cost of sales ...................................         323          270            852            837
Selling, general, and administrative expenses ...          71           58            200            184
Research and development ........................          17           13             42             39
Other operating expenses (income), net ..........          (2)          --             (5)             2
                                                        -----        -----        -------        -------

Profit from operations ..........................       $ 101        $ 107        $   296        $   299
                                                        =====        =====        =======        =======


Net Sales by Industry Segment
     Chemical Specialties .......................       $ 287        $ 217        $   728        $   671
     Food & Functional Products .................         223          231            656            689
     Corporate and other ........................          --           --              1              1
                                                        -----        -----        -------        -------

     Total ......................................       $ 510        $ 448        $ 1,385        $ 1,361
                                                        =====        =====        =======        =======


Profit (Loss) From Operations by Industry Segment
     Chemical Specialties .......................       $  49        $  41        $   130        $   133
     Food & Functional Products .................          54           67            167            172
     Corporate and other ........................          (2)          (1)            (1)            (6)
                                                        -----        -----        -------        -------
     Total ......................................       $ 101        $ 107        $   296        $   299
                                                        =====        =====        =======        =======

RESULTS OF OPERATIONS
Within the following discussion, unless otherwise stated, "quarter" and "nine-month period" refer to the third quarter of 1998 and the nine months ended September 30, 1998. All comparisons are with the corresponding periods in the previous year.

        Consolidated net sales increased $62 million, or 14%, for the quarter, and $24 million, or 2%, for the nine-month period.

       The economic crisis in the Asia Pacific region has negatively affected sales volumes and prices in both industry segments, as well as increasing competitive pressures in other parts of the world. For the quarter, sales in Asia were lower by approximately $16 million (Chemical Specialties $10 million and Food & Functional Products $6 million) and for the nine-month period they were down approximately $58 million ($29 million in each segment).

       Chemical Specialties sales increased by $70 million, or 32%, during the quarter and increased $57 million or 8%, for the nine-month period. Businesses acquired in 1998 (see Note 9) added $72 million to third quarter segment sales. Excluding the effect of acquisitions, sales were relatively flat despite the Asian crisis, from higher volumes and favorable product mix in other regions of the world. Additionally, the strength of the U.S. dollar relative to foreign currencies lowered reported sales approximately $16 million for the nine-month period.

        Food & Functional Products sales decreased $8 million, or 3%, during the quarter and $33 million or 5%, for the nine-month period. Businesses acquired in 1998 (see Note 9) added $9 million to third quarter segment sales. Excluding the effect of acquisitions, sales declined $17 million or 7% during the quarter and $42 million or 6% for the nine-month period, primarily due to the Asian crisis and relatively lower demand from the paint and construction markets and the oilfield drilling industry Additionally, the stronger U.S. dollar reduced reported sales for the nine-month period by approximately $13 million.

        Consolidated profit from operations decreased $6 million for the quarter, or 6%. Acquired businesses contributed $12 million to third quarter profit from operations in Chemical Specialties. Excluding acquisitions (described above), higher selling, general and administrative expenses operating profit in the Chemical Specialty segment declined $4 million, or 10%, as the benefits from manufacturing cost improvement and lower raw material prices offset by higher selling, general and administrative expenses.

        For the nine-month period, profit from operations decreased $3 million. Acquired businesses contributed $12 million to Chemical Specialities operating profit. Excluding acquired businesses Chemical Specialties operating profit declines $15, or 11%. Improved manufacturing costs offset by competitive pressure on selling price, lower demand from the Asia crisis, higher selling, general and administrative expenses and the effect of weaker foreign currencies relative to the U.S. dollar. Food & Functional Products operating profit decreased $5 million. Cost saving initiatives largely offset the unfavorable operating profit impact from lower sales demand in the Asia regions, the volume effects during the third quarter in industries discussed above, and weaker foreign currencies relative to the U.S. dollar.

       Equity in income of affiliated companies decreased $4 million and $15 million for the quarter and nine-month period, respectively. The decrease for the quarter reflects the change in ownership of FiberVisions. In the third quarter of 1998, Hercules acquired 100% interest in FiberVisions, and accordingly consolidated their operating results. Beginning in the third quarter of 1997, FiberVisions' results were in equity income (see Note 9). The decline for the nine-month period is primarily from the monetization of Tastemaker in March 1997 (see Note 6) and Alliant Techsystems in December 1997, partially offset by equity income from FiberVisions.

         Interest and debt expense increased for the quarter and nine-month period, principally from higher average debt outstanding relating to acquisitions (see Note 9).

         Other income, net decreased $4 million and $380 million for the quarter and nine-month period, respectively (see Note 6).

         The provision for income taxes for the quarter and nine-months ended September 30, 1998 reflects an estimated annual underlying effective tax rate of 34.5%. During the periods, favorable state tax settlements relating to a prior year's sale of an investment and adjustments to taxes payable related to tax assessments reduced the rate. The 1997 full-year rate of 45% was unfavorably affected by a higher rate on the monetization of the Tastemaker and Alliant investments, along with required increases to tax accruals related to anticipated tax assessments by federal, state, and foreign tax authorities. Subsequent to the BetzDearborn acquisition in the fourth quarter of 1998, the underlying effective tax rate for the Company may be higher than the current rate primarily from the non-deductibility of amortized goodwill.

FINANCIAL CONDITION

         Cash provided by operations was $74 million compared to $141 million in 1997. A decrease of approximately $50 million resulted from payment of legal settlements (see Notes 8 and 12). Additionally, higher working capital requirements and higher interest payments, partially offset by lower tax payments, contributed to the decrease.

         In July 1998, Hercules completed the acquisition of the 49% share of FiberVisions owned by its joint venture partner Jacob Holm & Sons A/S for approximately $230 million in cash, plus assumed debt. FiberVisions has annual revenues of approximately $250 million. Additionally, in April 1998, Hercules completed the acquisition of the worldwide paper chemicals group of Houghton International, Inc. and the international pectin business of Citrus Colloids Ltd. for approximately $95 million. Houghton's paper chemicals group has annual sales of approximately $30 million and Citrus Colloids has annual revenues in excess of $30 million.

         Acquisitions and the related financing have impacted Hercules' liquidity since year-end 1997. At September 30, 1998, current and quick ratios were .6 and .4, respectively, compared with .9 and .5, respectively, at December 31, 1997. The weaker liquidity ratios reflect higher short-term debt, primarily from recent acquisitions. At September 30, 1998, $207 million was available under short-term lines of credit; the $700 million revolving credit agreement was fully utilized. Hercules filed a $3.0 billion shelf registration during the third quarter of 1998. The amount currently available is $2.8 billion (see below for further discussion of the BetzDearborn acquisition and related financing).

         During the nine-month period, the Company entered into a financing agreement with a bank, which provides for the sale of promissory notes in the principal amount of up to $22 million at any one time. The agreement, which expires in December 1998, provides for commitments by the bank and the Company under which the bank purchases promissory notes denominated in a number of foreign currencies in exchange for U.S. dollars. The notes are repayable only to the extent of future revenue of certain foreign subsidiaries. Obligations under the agreement are not cancelable by the Company or the bank. Additionally, the Company is party to a $480 million cross currency swap agreement to effectively hedge its investment in foreign subsidiaries.

         The Company's derivative and other financial instruments subject to interest rate risk consist of debt instruments, interest rate swaps, cross currency swaps, and the five-year $500 million note remaining after the Tastemaker monetization. At September 30, 1998, net market value of these combined instruments was a liability of $963 million. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels at September 30, 1998, with all other variables held constant. A 100-basis point increase in interest rates would result in a $25 million decrease in the net liability. A 100-basis point decrease in interest rates would result in a $31 million increase in the net liability.

         The market value of the Company's portfolio of financial instruments subject to equity price risk at September 30, 1998, was an asset of $36 million. The sensitivity analysis assumes an instantaneous 10% change in valuation with all other variables held constant. A 10% increase or decrease would increase or decrease the asset position by $4 million.

         The Company's financial instruments subject to foreign currency exchange risk consist of foreign currency forwards, options, and cross currency swaps and represent a net liability position of $34 million at September 30, 1998. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from the September 30, 1998 levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies would result in a decrease of $49 million in the net liability position, while a 10% weakening of the dollar versus all other currencies would result in an increase of $60 million in the net liability position.

         Total capitalization (stockholders' equity plus debt) has increased to $2.1 billion at September 30, 1998 from $1.4 billion at December 31, 1997. The increase is primarily from higher levels of debt, both short and long-term. As a result, total debt as a percentage of capitalization increased to 67% from 50% at the corresponding periods before consideration of the $500 million
Tastemaker Note.

         On October 15, 1998, Hercules consummated the previously announced Agreement and Plan of Merger, dated July 30, 1998, with BetzDearborn Inc. becoming a wholly owned subsidiary of Hercules. Hercules completed the acquisition for $72 per share in cash, or approximately $2.4 billion. Additionally, Hercules assumed approximately $700 million in BetzDearborn debt. The acquisition will be accounted for as a purchase. The difference in the purchase price over net assets will result in significant goodwill and goodwill amortization. BetzDearborn's 1997 worldwide revenues were $1.3 billion, and consolidated net earnings were $86 million.

        The acquisition is financed with borrowings under a $3.65 billion credit facility syndicated by NationsBank, N.A. Under this credit facility, Hercules can borrow up to $900 million under revolving credit loans and up to $2.75 billion in term loans, due at various times ending December 31, 2003. The term loans bear interest at LIBOR plus 200 basis points. Depending on certain events and circumstances the interest rate may be adjusted downward after a six-month period. Substantially all of Hercules and BetzDearborn debt has been refinanced with the new obligation. The incremental increase in annual interest costs is expected to be approximately $180 million. The BetzDearborn ESOP was funded with 5,890,873 shares of Hercules Common stock which reduced the cash purchase price by $186 million

In October, 1998, Hercules Finance Company (wholly-owned by Hercules) sold its $500 million note remaining from the Tastemaker monetization. Over the next several years, management plans to reduce the Company's leverage to pre-acquisition debt levels. The Company has maintained an investment grade rating on outstanding debt.

YEAR 2000

Readiness

         The Company has recognized the need to ensure that its operations and relationships with its business partners will not be adversely affected by the Year 2000 problem, and thus has developed and implemented a comprehensive project that addresses those areas of vulnerability. A cross-functional Year 2000 program office has been created by the Company at the corporate level to coordinate and provide policies, guidance and support on its Year 2000 initiatives. Site compliance teams have been formed at all sites worldwide.

The areas addressed by the Program Office include:
     o    Corporate and plant computer systems
     o    Desktop and telecommunications systems
     o    Safety, environmental and quality systems
     o Process control systems and plant floor equipment and devices with embedded chips
     o Equipment manufactured by or for the BetzDearborn Division and sold to customers
     o    Business partner risk management

         A risk management plan has been developed for our business partners (suppliers, shippers, financial institutions, service providers, etc.) involving direct communications to them and feedback analysis to assess their Y2K readiness as it relates to their potential impact on Hercules' business. Contingency plans will be developed in those cases where the Company appears to be at risk.

        The Company is engaged in a major project to implement SAP R/3 software. The resulting systems comprise the Company's core business systems, including sales and distribution, inventory and purchasing, finance and control, product costing, human resources and payroll, and fixed assets. All are Year 2000 capable. The system is in the process of being rolled out in North America and Europe. The most critical applications are either already operational or will be in early 1999. Overall, the project is approximately 75% complete, and is on schedule to be completed by third quarter 1999.

        In other regions of the world, only minor changes are required to make the core business systems Year 2000 capable. Projects to accomplish these changes have been initiated and are on schedule to complete in the first quarter of 1999 or earlier. The recently acquired BetzDearborn Division, is also in the process of implementing SAP, and is on schedule to complete its program in the second quarter of 1999 in North America. BetzDearborn's Information Technology (IT) systems in other regions are already Year 2000 capable.

         For all plants and departments, inventories have been taken of equipment that may have an embedded chip. Assessments of the compliance status and potential impact on company operations, and remediation plans will be completed by year-end 1998. Additionally, suppliers of raw materials and other critical services have been identified. Questionnaires requesting Year 2000 status have been sent to all of the identified suppliers. Identification of the most critical suppliers is in progress and, where necessary, additional research is being conducted. Contingency plans will be developed or alternate suppliers identified in those cases where the Company appears at risk.

         The BetzDearborn Division sells chemical feed equipment installed at customer sites. Earlier versions of this equipment were not Year 2000 capable. A kit to make this equipment Year 2000 capable has been designed and tested. A plan is in place to update affected equipment by the second quarter of 1999 (well in advance of potential failure) through regular service visits of the field technicians.

         It is also possible that some customers may be unable to place orders or conduct business due to their potential inability to cope with the Year 2000. Due to the broad dispersion of sales among our customer base, there are currently no plans to conduct any customer readiness assessments.

Costs

        The primary strategy for achieving Year 2000 capability is the replacement of the core business systems through information technology transformation activities. The total 1998-1999 costs for the preparation of the contingency plan, the assessment of third party IT infrastructure components, and remediation is estimated at $8.4 million. To-date, approximately 40% has been spent.

         For non-IT systems, operational staff conducted departmental inventories under the direction of an outside consulting firm. The costs associated with these inventories were not material and have not been separately identified. The Company is in the process of identifying the costs associated with any necessary equipment upgrades or replacements. Estimates of these costs are not currently available.

Risks and Contingency Plans

        Failure to complete implementation of the SAP system by the end of 1999 would clearly represent the worst case Year 2000 scenario for Hercules. At the present time, the Company believes that the implementation efforts will be completed as scheduled so that the risks of material adverse consequences to the Company's results of operation, liquidity, or financial condition to its Year 2000 readiness should be reduced.

        Some of Hercules' production facilities are similar in nature and products could be manufactured and shipped from alternate locations. At these locations, there are feasible manual procedures that can be implemented in the case of a Year 2000 related failure. For cases where product cannot be made in multiple locations or where manual procedures are not feasible, appropriate contingency plans are being developed and are targeted for completion in the first quarter of 1999.

       The Company believes that it is unlikely to experience a material adverse effect to its business, results of operations, liquidity, or financial condition as a result of Year 2000 related failures.

Forward Looking Statements

       The foregoing Year 2000 discussion includes forward-looking statements of the Company's efforts and management's expectations relating to Year 2000 readiness. The Company's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of remediation and testing resources, vendors' abilities to install or modify proprietary IT and Non-IT Systems and unanticipated problems identified in the ongoing Year 2000 readiness review.

       The costs of the Year 2000 project and the dates by which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' remediation plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially. Specific factors that might cause such material differences include, but are not limited to: the availability and cost of personnel trained to perform Year 2000 modifications; the ability of the Company to locate and correct all non-compliant computer codes and embedded controls; the ability of material customers, suppliers and trading partners to successfully complete their own Year 2000 compliance of their information systems or automated equipment or concerning their Year 2000 business risk assessments; and similar uncertainties.

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

         In December 1997, Hercules received notice of an enforcement action by the State of Georgia, Environmental Protection Department (EPD). EPD has requested that Hercules enter into a proposed Consent Order, alleging violations of the Resource Conservation and Recovery Act (RCRA) and seeking a civil penalty of $250,000. Hercules has negotiated a Consent Order with the EPD which, when finalized, will resolve all issues that were the subject of this enforcement action. The Consent Order has been made available to the public for comment prior to being finalized by the EPD. Under the proposed Consent Order, among other things, Hercules would pay a fine of $80,000 and place saltwater aquaria in local schools and other locations within the community.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K.

             Hercules filed a Form 8-K on October 29, 1998, announcing the consummation of the Agreement and Plan of Merger, dated July 30, 1998, between Hercules and BetzDearborn Inc. An optional (Item 5) event was reported when the District Court for the Eastern District of Arkansas denied the Company's summary judgment motions at the Jacksonville, Arkansas environmental site. Financial statements (Item 7) of BetzDearborn Inc. and pro forma condensed combined financial statements of Hercules and BetzDearborn were filed. In addition, the Credit Agreement to finance the acquisition, dated October 15, 1998, between Hercules and NationsBank, N.A., was filed as an exhibit.

         On July 30, 1998, an optional (Item 5) Form 8-K was filed announcing the signing of a definitive merger agreement between Hercules and BetzDearborn.

         On July 24, 1998, an optional (Item 5) Form 8-K was filed related to the acquisition of the 49% share of the FiberVisions joint venture.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Hercules Incorporated




                                       by /s/ George MacKenzie
                                          ------------------------------
                                          George MacKenzie
                                          Senior Vice President
                                          and Chief Financial Officer
                                          (Principal Financial Officer
                                          and duly authorized signatory)
                                          November 16, 1998


                                       by /s/ Vikram Jog
                                          ------------------------------
                                          Vikram Jog
                                          Vice President and Controller
                                          (Principal Accounting Officer)
                                          November 16, 1998