Form 10-Q/A
period 1998-09-30
HERCULES INC
filed 1998-11-17
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q/A



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

'

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


       Chemical Specialties sales increased by $70 million, or 32%, during the quarter and increased $57 million, or 8%, for the nine-month period.
Businesses acquired in 1998 (see Note 9) added $72 million to third quarter segment sales. Excluding the effect of acquisitions, sales were relatively flat despite the Asian crisis, from higher volumes and favorable product mix in other regions of the world. Additionally, the strength of the U.S. dollar relative to foreign currencies lowered reported sales approximately $16 million for the nine-month period.

       Food & Functional Products sales decreased $8 million, or 3%, during the quarter and $33 million, or 5%, for the nine-month period. Businesses acquired in 1998 (see Note 9) added $9 million to third quarter segment sales.
Excluding the effect of acquistions, sales declined $17 million, or 7%, during the quarter and $42 million, or 6%, for the nine-month period primarily due to the Asian crisis and relatively lower demand from the paint and construction markets and the oilfield drilling industry. Additionally, the stronger U.S. dollar reduced reported sales for the nine-month period by approximately $13 million.

       Consolidated profit from operations decreased $6 million for the quarter, or 6%. Acquired businesses contributed $12 million to third quarter profit from operations in Chemical Specialties. Excluding acquisitions, operating profit in the Chemical Specialty segment declined $4 million, or 10%, as the benefits from manufacturing cost improvement and lower raw material prices were offset by higher selling, general and administrative expenses. In Food & Functional Products, operating profit declined $13 million, or 19%, due to the impact of the decline in sales described above and higher expenditures for research and development.

       For the nine-month period, profit from operations decreased $3 million. Acquired businesses contributed $12 million to Chemical Specialties operating profit. Excluding acquired businesses, Chemical Specialties operating profit declined $15 million, or 11%. Improved manufacturing costs were offset by competitive pressure on selling price, lower demand from the Asian crisis, higher selling, general and administrative expenses and the effect of weaker foreign currencies relative to the U.S. dollar. Food & Functional Products operating profit decreased $5 million, or 3%. Cost saving initiatives largely offset the unfavorable operating profit impact from the lower sales demand (described above), higher research and development expenditures, and weaker foreign currencies relative to the U.S. dollar.


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


        The acquisition is financed with borrowings under a $3.65 billion credit facility syndicated by NationsBank, N.A. Under this credit facility, Hercules can borrow up to $900 million under revolving credit loans and up to $2.75 billion in term loans, due at various times ending December 31, 2003. The term loans bear interest at LIBOR plus 200 basis points. Depending on certain events and circumstances, the interest rate may be adjusted downward after a six-month period. Substantially all of Hercules and BetzDearborn debt has been refinanced with the new obligation. The incremental increase in annual interest costs is expected to be approximately $180 million. The BetzDearborn ESOP was funded with 5,890,873 shares of Hercules common stock which reduced the cash purchase price by $186 million.

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


         A risk management plan has been developed for our business partners (suppliers, shippers, financial institutions, service providers, etc.) involving direct communications to them and feedback analysis to assess their Year 2000 readiness as it relates to their potential impact on Hercules' business. Contingency plans will be developed in those cases where the Company appears to be at risk.


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

Forward Looking Statements


       The foregoing Year 2000 discussion includes forward-looking statements of the Company's efforts and management's expectations relating to Year 2000 readiness. The Company's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of remediation and testing resources, vendors' abilities to install or modify IT and Non-IT Systems and unanticipated problems identified in the ongoing Year 2000 readiness review.



       The costs of the Year 2000 project and the dates by which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' remediation plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially. Specific factors that might cause such material differences include, but are not limited to: the availability and cost of personnel trained to perform Year 2000 modifications; the ability of the Company to locate and correct all non-compliant computer codes and embedded controls; the ability of material customers, suppliers and trading partners to successfully complete their own Year 2000 remediation projects; the accuracy of information received from third parties concerning the Year 2000 compliance of their information systems or automated equipment or concerning their Year 2000 business risk assessments; and similar uncertainties.

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


                                       Hercules Incorporated




                                       by /s/ George MacKenzie
                                          ------------------------------
                                          George MacKenzie
                                          Senior Vice President
                                          and Chief Financial Officer
                                          (Principal Financial Officer
                                          and duly authorized signatory)
                                          November 17, 1998


                                       by /s/ Vikram Jog
                                          ------------------------------
                                          Vikram Jog
                                          Vice President and Controller
                                          (Principal Accounting Officer)
                                          November 17, 1998