Form 10-K
period 1998-12-31
HERCULES INC
filed 1999-03-30
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998         Commission file number 1-496


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

                               Title of each class

                       Common Stock ($25/48 Stated Value)
          6-1/2% Convertible Subordinated Debentures due June 30, 1999
           8% Convertible Subordinated Debentures due August 15, 2010
      9.42% Trust Originated Preferred Securities ($25 liquidation amount), issued by Hercules Trust I and guaranteed by Hercules Incorporated

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of March 1, 1999, registrant had outstanding 100,820,245 shares of common stock, $25/48 stated value ("Common Stock"), which is registrant's only class of common stock.

         The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on March 1, 1999 was approximately $3.0 billion.


                       DOCUMENTS INCORPORATED BY REFERENCE
 (SPECIFIC PAGES INCORPORATED ARE IDENTIFIED UNDER THE APPLICABLE ITEM HEREIN.)

  Portions of the registrant's definitive Proxy Statement dated March 19, 1999
    (the "Proxy Statement") are incorporated by reference in Part III of this
        Report. Other documents incorporated by reference in this report are listed in the Exhibit Index.

PART I

ITEM 1.  BUSINESS:

   Hercules Incorporated ("Hercules" or the "company") is a diversified, worldwide producer of chemicals and related products. The company was incorporated in Delaware in 1912. During 1998, Hercules made five major acquisitions with combined annual revenues of approximately $1,600 million. The largest of these was BetzDearborn Inc., a global specialty chemical company providing water and process treatment to a variety of commercial and industrial processes. This acquisition not only adds a new franchise to Hercules' portfolio, it transforms Hercules' paper chemicals business into a full service provider to the pulp and paper industry. BetzDearborn's 1997 reported revenues were $1,295 million. This business is included in the Process Chemicals and Services segment. The other four acquisitions and the segments in which they are reported are as follows: Houghton International's paper chemicals group (Process Chemicals and Services); Citrus Colloids, a pectin manufacturer (Functional Products); Alliance Technical Products, a manufacturer of resins serving the water-based adhesives industry (Chemical Specialties); and the 49% share of FiberVisions owned by Hercules' joint venture partner, making it a wholly owned subsidiary of Hercules. This business is the world's largest producer of thermal-bond fiber for disposable diapers and other hygienic products and is included in the Chemical Specialties segment. In 1997, the company joint ventured this business and retained a 51% ownership interest. The joint venture was accounted for under the equity method. Hercules divested its Composite Products Division (which produced graphite fiber) in 1996 and its Aerospace and Electronics and Printing businesses in 1995. Accordingly, information related to divested businesses has been omitted in this Form 10-K, except where relevant.

REPORTABLE SEGMENTS

     Hercules operates, both domestically and throughout the world, in three reportable segments: Process Chemicals and Services, Functional Products, and Chemical Specialties. The financial information regarding Hercules' segments, which includes net sales and profit from operations for each of the three years in the period ended December 31, 1998 and capital employed as of December 31, 1998, 1997, and 1996, is provided in Note 24 to the Consolidated Financial Statements. See Part II, Item 8.

     Information regarding principal products produced and sold by each segment and principal markets served by each segment is presented in the columns so designated in the segment table presented below. These products are sold directly to customers from plants and warehouses, as well as being sold in some cases (particularly in markets outside the United States) to and through distributors.

BUSINESS SEGMENTS                   PRINCIPAL PRODUCTS                                        PRIMARY MARKETS
-----------------                   ------------------                                        ---------------
Process Chemicals and Services - Offerings designed to enhance customers' processes and improve their manufacturing costs or environmental impact. On-site service is key to customer satisfaction. Low capital requirements.

Divisions:
Pulp and Paper                      Performance additives:                             Pulp and paper mills; makers of
                                    Wet strength, dry strength, rosin size,            tissue, towel, packaging, beverage
                                    AKD/ASA size, surface size, dispersed size         containers, newsprint, magazine and
                                                                                       book papers, printing and writing
                                                                                       paper, labels, envelopes, etc.

                                    Water treatment:
                                    Influent clarification/mill supply,
                                    cooling towers, boiler systems,
                                    wastewater systems

                                    Process treatment:
                                    Deposit control, biofouling control, foam control, clarification, retention/drainage, felt conditioning, deinking, fiber recovery, water closure, crepe and release aids, deposit removal


BUSINESS SEGMENTS              PRINCIPAL PRODUCTS                                        PRIMARY MARKETS
-----------------              ------------------                                        ---------------
BetzDearborn                   Water treatment:                                  Industrial, commercial, and
                               Influent water, boilers, cooling towers,          institutional establishments
                               wastewater

                               Process treatment:                                Refineries, chemical plants,
                               Petroleum refining, chemical                      manufacturers of metals, automobile
                               processing,  metals processing and                assembly plants, makers of food and
                               finishing, automotive manufacturing,              beverage
                               food and beverage processing, sugar
                               and alcohol production, mineral processing


Functional Products - Products valued for the characteristics they bring to customer formulations. Key raw materials derived from biomass. Capital-intensive businesses.

Divisions:
Aqualon                        Water-soluble polymers:                           Manufacturers of interior and
                               -  Hydroxyethylcellulose (HEC)                    exterior water-based paints.
                               -  Carboxymethylcellulose (CMC)                   Oilfield service companies for oil
                               -  Methylcellulose (MC)                           and gas exploration.  Paper mills.
                               -  Hydroxypropylcellulose (HPC)                   Pharmaceutical companies.  Makers of
                                                                                 oral hygiene products, cosmetics,
                               Solvent-soluble polymers:                         dairy and bakery products, building
                               -  Nitrocellulose (NC)                            materials, furniture lacquer,
                               -  Pentaerythritol (PE)                           printing inks, and aviation fluids

Food Gums                      Pectin for jams and jellies, yogurt fruit         Multinational and regional food
                               preparations, confectionery, dairy                processors located in 110 countries
                               applications, bakery products,                    of the world
                               low-fat/no-fat foods

                               Carrageenan for dairy, meat, poultry, and fish products, bakery glazings, toothpaste

                               Agar for confectionery gels, icings,
                               biological media


Chemical Specialties - Provides low-cost, technology-driven solutions to meet customer needs and market demands.
Capital-intensive businesses.

Divisions:
FiberVisions                   Polypropylene and polyethylene                    Makers of disposable diapers, adult
                               monocomponent fibers and bicomponent              incontinence products, feminine care
                               (PE/PP) fibers for disposable hygiene             products, upholstered fabrics,
                               products                                          automotive textiles, agricultural
                                                                                 fabrics
                               Textile fibers for automotive, decorative,
                               industrial applications

Resins                         Rosin resins from wood, gum, and tall oil         Makers of such consumer and
                               for adhesives, food, rubber, plastics             industrial products as adhesives for
                                                                                 nonwoven fabrics, textile fibers, and
                               Hydrocarbon resins for adhesives, graphic         other materials; masking, packaging,
                               arts                                              and duct tape; construction
                                                                                 materials; beverages; chewing gum;

BUSINESS SEGMENTS              PRINCIPAL PRODUCTS                                        PRIMARY MARKETS
-----------------              ------------------                                        ---------------
                               Terpene resins for chewing gum, adhesives;        wire and cables; plastics; fragrance
                               terpene specialties for flavor, fragrance,        and flavors; printing inks; copier
                               household products                                toner

                               Peroxides for wire and cable insulation, plastics, rubber


     Results of divested businesses (where applicable) are included in "reconciling items" for segment financial reporting.

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

     Important raw materials for the Process Chemicals and Services segment are cationic and anionic polyacrylamides and emulsions, biocides, amines, surfactants, rosin, adipic acid, epichlorohydrin, fumaric acid, stearic acid, diethylenetriamine, phosphorus trichloride, wax and starch.

     Raw materials important to the Functional Products segment are acetaldehyde, fatty acids, chemical cotton, woodpulp, ethyl chloride, alcohols, chlorine, ethylene oxide, propylene oxide, monochloroacetic acid, methyl chloride, caustic, inorganic acids, fruit and floral extracts, guar splits, seaweed, terpenes, and citrus peel.

     The important raw materials for the Chemical Specialties segment are ketones, alcohols, phenol, adipic acid, epichlorohydrin, fumaric acid, stearic acid, diethylenetriamine, phosphorus trichloride, wax, casein, starch, pigments, antioxidants, d-limonene, turpentine, crude tall oil, rosin, pine wood stumps, aromatic and aliphatic resin formers, cumene, catalysts, pure monomers, toluene, clay, process oils, and polypropylene resin.

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

COMPETITION

     Hercules encounters substantial competition in each of its three segments. This competition, from other manufacturers of the same products and from manufacturers of different products designed for the same uses, is expected to continue in both the United States and markets outside the United States. Some of Hercules' competitors, such as companies engaged in petroleum operations, have more direct access to raw materials, and some have greater financial resources than Hercules.

The number of Hercules' principal competitors varies from product to product. It is not practicable to estimate the number of all competitors because of the large variety of Hercules' products, the markets served and the worldwide business interests of Hercules.

PATENTS AND TRADEMARKS

     Patents covering a variety of products and processes have been issued to Hercules and its assignees. In addition, Hercules is licensed under certain other patents covering its products and processes. Taken as a whole, the rights of Hercules under these patents and licenses, which expire from time to time, are considered by Hercules to constitute a valuable asset. However, Hercules does not consider any single patent or license, or any group thereof related to a specific product or process, to be of material importance to its business as a whole.

     Hercules or its wholly owned subsidiaries also have registered trademarks for a number of its products. Some of the more significant trademarks include:
AQUAPEL(R) sizing agent, HERCON(R) sizing emulsions, KYMENE(R) resin, REGALREZ(R) resin, AQUALON(R) water-soluble polymers, SLENDID(R) fat replacer, NATROSOL(R) hydroxyethylcellulose, CULMINAL(R) methylcellulose, KLUCEL(R) hydroxypropylcellulose, NATROSOL FPS(R) water-soluble polymer suspension, PRECIS(R) sizing agent, NOVUS(R) polymer, DIANODIC(R) cooling water products, CONTINUUM(R) cooling water products, and Herculon(R) fiber.

RESEARCH AND DEVELOPMENT

     Research and development, which is directed toward the discovery and development of new products and processes, the improvement and refinement of existing products and processes and development of new applications for existing products, is primarily company-sponsored. Hercules spent $61 million on research activities during 1998, as compared to $53 million in 1997 and $56 million in 1996.

ENVIRONMENTAL MATTERS

     Hercules believes that it is in compliance in all material respects with applicable federal, state, and local environmental laws and regulations. Expenditures relating to environmental cleanup costs have not materially affected, and are not expected to materially affect, capital expenditures or competitive position. Additional information regarding environmental matters is provided in Note 22 to the Consolidated Financial Statements.

EMPLOYEES

     As of December 31, 1998, Hercules had 12,357 employees worldwide. Approximately 7,249 were located in the United States, and of these employees about 18% were represented by various local or national unions.

INTERNATIONAL OPERATIONS

     Information on net sales and long-lived assets by geographic areas, for each of the three years ended December 31, 1998, appears in Note 24 to the Consolidated Financial Statements. Direct export sales from the United States to unaffiliated customers were $319 million, $309 million, and $295 million for 1998, 1997, and 1996, respectively. Hercules' operations outside the United States are subject to the usual risks and limitations related to investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws, governmental instability (including expropriation or confiscation of assets) and other potentially detrimental domestic and foreign governmental policies affecting United States companies doing business abroad.


ITEM 2. PROPERTIES:

     The company's corporate headquarters and major research center are located in Wilmington, Delaware. In addition, the administrative headquarters of the BetzDearborn Division is located in Trevose, Pennsylvania. Information as to Hercules' principal manufacturing facilities and the segment served by each is presented below.

     All principal properties are owned by Hercules, except for the company's corporate headquarters, which is leased.

     The following are Hercules' major worldwide plants:

     Process Chemicals and Services - Aberdeen, Scotland; Addison, Illinois; Bakersfield, California; Beaumont, Texas; Beringen, Belgium; Bogota, Colombia; Buenos Aires, Argentina; Burlington, Ontario, Canada; Busnago, Italy; Chicopee, Massachusetts; Crissey, France; Edmonton, Alberta, Canada; Ferentino, Italy; Franklin, Virginia; Garland, Texas; Hattiesburg, Mississippi; Helsingborg, Sweden; Herentals, Belgium; Houston, Texas; Hsin Chu Hsien, Taiwan; Iksan City, Korea; Ingleburn, Australia; Jurong Town, Singapore; Kalamazoo, Michigan; Kilafors, Sweden; Kim Cheon, Korea; Langhorne, Pennsylvania; Lilla Edet, Sweden; Macon,

     Georgia; Mexico City, Mexico; Milwaukee, Wisconsin; Mississauga, Ontario, Canada; Nantou, Taiwan; New Philadelphia, Ohio; Orange, Texas; Pandaan, Indonesia; Paulinia, Brazil; Pendlebury, England; Point-Claire, Quebec, Canada; Portland, Oregon; Qualiano, Italy; Reserve, Louisiana; Sandarne, Sweden; Santiago, Chile; Savannah, Georgia; Shanghai, China ; Sobernheim, Germany; Sorocaba, Brazil; St.-Jean, Quebec, Canada; Tampere, Finland; Tarragona, Spain; Traun, Austria; Valencia, Venezuela; Voreppe, France; Washougal, Washington; Widnes, United Kingdom; Zwijndrecht, the Netherlands.

     Functional Products -. Alizay, France; Cebu, the Philippines ; Doel, Belgium; Grossenbrode, Germany; Hopewell, Virginia; Kenedy, Texas; La Calera, Chile; Lille Skensved, Denmark; Limeira, Brazil; Louisiana, Missouri; Parlin, New Jersey; Zwijndrecht, the Netherlands. Chemical Specialties - Athens, Georgia; Beringen, Belgium; Brunswick, Georgia; Burlington, Ontario, Canada; Covington, Georgia; Franklin, Virginia; Gibbstown, New Jersey; Hattiesburg, Mississippi; Jefferson, Pennsylvania; Middelburg, the Netherlands; Portland, Oregon; San Juan del Rio, Mexico; Savannah, Georgia; Suzhou, China; Tokushima, Japan; Uruapan, Mexico; Varde, Denmark.

     Hercules plants and facilities, which are continually added to and modernized, are generally considered to be in good condition and adequate for business operations. From time to time Hercules discontinues operations at, or disposes of, facilities that have for one reason or another become unsuitable.


ITEM 3. LEGAL PROCEEDINGS:

     In September 1993, Hercules and the U.S. Environmental Protection Agency
(EPA) Region 1 reached an agreement in principle in settlement of the EPA's claims that Hercules violated its wastewater permit with the City of Chicopee and the Federal pretreatment standard for industrial users of publicly owned treatment works at its Chicopee, Massachusetts facility. Hercules signed a Consent Decree, which was entered by the court on December 15, 1994, based on this agreement, requiring supplemental environmental projects (at a cost of approximately $375,000), compliance with permit limits in the future, and $250,000 in fines. Hercules has paid the $250,000 fine and has completed performance of the supplemental environmental projects. On March 26, 1998, the Court granted its approval for the termination of the Consent Decree.

     In December 1997, Hercules received notice of an enforcement action by the State of Georgia, Environmental Protection Department (EPD). In the notice, EPD requested that Hercules enter into a proposed Consent Order, alleged violations of the Resource Conservation and Recovery Act (RCRA) and sought a civil penalty of $250,000. Hercules, without admitting liability, has entered into a Consent Order with the State of Georgia settling these claims. The Consent Order was finalized and became effective in January 1999. The consent Order requires Hercules to pay a fine of $80,000, install 3 aquaria in the Brunswick, Georgia community, maintain the aquaria for 10 years and remediate certain soils that are located at Hercules Brunswick, Georgia plant.

Environmental

         Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or has been sued for contribution by private parties, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for investigation and cleanup is between $63 million and $199 million. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years.

         In 1992, Hercules brought suit against its insurance carriers for past and future costs for cleanup of certain environmental sites. In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas site (see discussion below) was completed. The jury returned a "Special Verdict Form" with findings that will, in conjunction with the Court's other opinions, be used by the Court to enter a judgment. The judgment will determine the amount of Hercules recovery for past cleanup expenditures and will state that Hercules is entitled to similar coverage for costs incurred since September 30, 1997 and in the future. Hercules has not included any insurance recovery in the estimates above.

         Hercules becomes aware of sites in which it may be, but has not yet been named a PRP, principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other government agencies or through correspondence with previously named PRPs requesting information on Hercules' activities at sites under investigation. In addition, Hercules has established procedures for identifying environmental issues at its respective plant sites. Environmental coordinators, familiar with environmental laws and regulations, are resources for identification of environmental issues. Further, Hercules has environmental audit programs, which are designed to identify environmental issues at operating plant sites. Through these programs and information-gathering activities, Hercules identifies potential environmental, regulatory, and remedial issues.

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

         On May 21, 1997, the Court issued a ruling that Uniroyal is liable and that Standard Chlorine is not liable to Hercules for contribution. A trial on allocation and damages among Hercules, Uniroyal, and the United States was scheduled to begin October 1998. Through the filing of separate summary judgment motions, Hercules and Uniroyal raised a number of defenses to the United States' ability to recover its costs. On October 23, 1998, the Court denied those motions and granted the United States' summary judgment motion, ordering Hercules and Uniroyal to pay the United States approximately $103 million plus any additional response costs incurred or to be incurred after July 31, 1997. Hercules expects that this amount will be reduced by approximately $7 million, the amount received by the United States in previous settlements with other parties. Trial testimony on the issue of allocation between Hercules and Uniroyal was completed on November 6, 1998. Once a final judgment has been entered, Hercules expects to appeal the Court's determination with respect to its liability, the United States' costs, the divisibility of harm issue, and Standard Chlorine's liability.

         At December 31, 1998, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. Hercules does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

Litigation

         The company is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. In these legal proceedings, no specifically identified director, officer, or affiliate is a party or a named defendant. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage, and personal injury matters.

         Hercules was a defendant in three Qui Tam (Whistle Blower) lawsuits in the U.S. District Court for the Central District of Utah, brought by former employees of the Aerospace business sold to Alliant Techsystems Inc. in March 1995. The first suit (United States of America ex. rel, Katherine A. Colunga v. Hercules Incorporated, et al., Civil No. 89-C-954B), involved allegations relating to submission of false claims and records under various government contracts, delivery of defective products, a deficient quality control program, and wrongful termination claims. The second suit (United States of America ex. rel. Benny Hullinger, et al., Civil No. 92-CV-085) involved allegations relating to submission of false claims and records, mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement, and wrongful termination claims. The government, after investigation of the allegations, declined to intervene in either lawsuit. (A third Qui Tam lawsuit is described in the following paragraph.) The first lawsuit was previously scheduled for trial in June 1998. The Court denied various motions filed by Hercules, including motions for summary judgment and other motions designed to limit the scope of the trial and the extent of damages claimed. If any damages had been awarded by the jury under the False Claims Act, such damages would have been automatically tripled by the Court, and attorneys' fees and costs would also have been added. As a result of the Court's denial of Hercules' motions, and the Court's position as to how the relevant contracts should be interpreted, which position was adverse to Hercules, damage claims could have been presented to the jury in amounts which, if awarded, would have had a material adverse effect on Hercules. The damages in the second suit were not defined. In May 1998, Hercules announced that it had agreed to settle the first lawsuit. Under the terms of the settlement, Hercules was obligated to pay $36 million to settle the case, plus another $19 million to cover the plaintiff's attorneys fees, expenses, and costs. Hercules believed no damages were incurred by the government, no false claims were made to the government, and alleged damages were speculative and unsupportable. However, because of the mounting legal costs, the prospect of treble damages, uncertainty present in any litigation, and to avoid the major costs of a lengthy trial and subsequent appeal by the losing party, management determined that the settlement was in the best interest of Hercules' shareholders. The settlement was approved by the Court and the case was dismissed in July 1998. In August 1998, the parties to the second lawsuit reached a tentative settlement, subject to approval of the Court. Although it did not intervene in the case, the U.S. Department of Justice
(DOJ) objected to approval of the tentative settlement, arguing that Hercules should only be released from claims that the government contended were actually investigated, and that the proposed allocation of settlement proceeds between False Claims Act claims and wrongful termination claims should be revised to attribute a higher percentage of recovery to claims arising under the False Claims Act. On February 9, 1999, the Court entered a judgment approving the settlement and dismissing the lawsuit. The DOJ has 60 days from that date in which to file a Notice of Appeal, if it chooses to do so. The settlement was recognized in the first quarter 1998.

         In March 1995, Hercules sold its Aerospace business to Alliant Techsystems, Inc. As part of the sale, Hercules received an ownership interest in Alliant. In March 1997, Alliant and Hercules received a partially unsealed complaint that named both as defendants, initiated on an unknown date, and filed in an undisclosed federal Court, in a Qui Tam action by a former employee alleging violations of the False Claims Act. The action was subsequently identified as United States of America ex. rel. P. Robert Pratt v. Alliant Techsystems, Inc and Hercules Incorporated, Civil No. 95-4812 SVW (JGx) in the U.S. District Court for the Central District of California. The action alleged labor mischarging at Alliant's Bacchus Works facility in Magna, Utah, and contained a claim for wrongful termination. Damages were not specified, and Alliant and Hercules agreed to share equally the cost of defense until such time as a determination is made as to the applicability of the indemnification provisions of the Purchase and Sale Agreement between Alliant and Hercules. In February 1998, the parties reached a tentative settlement, which has since been finalized, under which all claims alleging mischarging to the Intermediate Nuclear Forces Contract were settled. The settlement was recognized in the fourth quarter 1997. Other portions of the complaint, which included allegations of mischarging to other government contracts and claims for wrongful termination of employment were not resolved by the settlement. The government did not intervene in these other matters. In August 1998, the parties reached a tentative settlement of the remaining portions of the complaint, subject to approval of the Court. The DOJ objected to approval of the tentative settlement, arguing that Hercules should only be released from claims that the government contended were actually investigated, and that the settlement agreement should have contained certain provisions preventing Alliant from recovering certain costs under its government contracts. On February 17, 1999, the Court entered a judgment approving the settlement and dismissing the lawsuit. The DOJ has 60 days from that date in which to file a Notice of Appeal, if it chooses to do so. The settlement was recognized in the first quarter 1998.

         In addition to the Jacksonville, Arkansas, site litigation described above, two individuals have sued Hercules in a lawsuit captioned Jeffrey Shelton, Jr., et al. v. Hercules Incorporated, Civil No. LR-C-97-131 (E.D. Ark.
1997). These individuals seek medical monitoring and damages for loss of recreational opportunities. They have brought a Resource Conservation and Recovery Act (RCRA) citizens suit against Hercules seeking an injunction which would require Hercules to fund or perform various environmental and health studies and pay for any required remediation to the Bayou Meto. Trial is presently scheduled for August 1999. Further, 19 individuals have sued Hercules in a matter entitled Gary Graham, et al. v. Vertac Chemical Corporation and Hercules Incorporated, No. LR-C-98-678 (E.D. Ark. 1998). These individuals seek damages for personal injuries and diminution of property value as a result of alleged dioxin contamination from the Jacksonville site. Trial is presently scheduled for August 1999. Hercules denies liability in both actions, and Hercules intends to vigorously defend itself.

         BetzDearborn, along with Pacific Gas and Electric (PG&E), is a defendant in four lawsuits involving in the aggregate approximately 2,350 plaintiffs pending in the Superior Court of Los Angeles County, California (the

Lawsuits). Plaintiffs are comprised primarily of present and former PG&E employees, their families, and residents living in the vicinity of the three PG&E facilities that are the subject of the Lawsuits. Plaintiffs seek unspecified monetary damages (including punitive damages) for personal injuries arising from alleged exposures to chromate-based products sold or allegedly sold by Betz Laboratories, Inc. (predecessor to BetzDearborn) to PG&E for use in the cooling towers located at these facilities. The sales in question occurred or allegedly occurred at various times between 1952 and the mid-1980s, depending upon the facility. In the Acosta, Aguilar, and Aguayo cases, the parties have selected 20 plaintiffs and 2 alternates whose claims will be tried together, and prior to the claims for the remaining plaintiffs in the Lawsuits. It is anticipated that the 20 plaintiffs' claims will be tried in late 1999. BetzDearborn denies any legal liability to plaintiffs, believes it has substantial defenses, and intends to contest the claims vigorously. BetzDearborn further believes that any claim for punitive damages is without any legitimate basis in fact or law. The Lawsuits are captioned as follows: Acosta, et al. v. Betz Laboratories, et al., No. BC 161 669 (1996); Adams, et al. v. Betz Laboratories, et al., No. BC 113 000 (1994); Aguilar, et al. v. Betz Laboratories, et al., No. BC 158 588 (1996); and Aguayo et al. v. Betz Laboratories, et al., No. BC 123 749 (1995).

         Although both BetzDearborn and PG&E are named as defendants in each of the Lawsuits, not all plaintiffs seek damages from both defendants. PG&E previously settled a lawsuit brought by many of the same individuals who are plaintiffs in the Adams lawsuit; as a result, PG&E will have no additional liability to those plaintiffs.

         In October 1998, BetzDearborn and PG&E settled a fifth lawsuit relating to alleged exposure to chromate-based products sold or allegedly sold by Betz Laboratories, Inc. to PG&E for use in cooling towers at one or more of the PG&E facilities. That lawsuit was captioned Riep, et al. v. Betz Laboratories, et al., No. 984695 (San Francisco County, 1997). The amount of the settlement was not material.

         BetzDearborn maintained insurance coverage for the purpose of securing protection against alleged product and other liabilities, and certain of the insurance carriers have undertaken to pay the cost of the defense of the Lawsuits subject to various reservations of rights. BetzDearborn will pursue all available insurance coverage to fund any damages payable to plaintiffs in connection with the Lawsuits (excluding any punitive damages to the extent not recoverable under BetzDearborn's insurance policies).

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matter was submitted to a vote of security holders during the fourth quarter of 1998, through the solicitations of proxies or otherwise.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS:

     Hercules Incorporated common stock is listed on the New York Stock Exchange (ticker symbol HPC), The Stock Exchange, London, and the Swiss Stock Exchanges. It is also traded on the Philadelphia, Midwest, and Pacific Exchanges.

     The approximate number of holders of record of common stock ($25/48 stated value) as of February 24, 1999, was 19,039.

     Period                                                                   High              Low
     ------                                                                   ----              ---
     1997
           First Quarter...............................................      47 7/8            41 1/2
           Second Quarter..............................................     49 3/16            37 3/4
           Third Quarter...............................................      54 1/2            47 7/8
           Fourth Quarter..............................................      50 3/4           41 9/16
     1998
           First Quarter...............................................      51 3/8           45 3/16
           Second Quarter..............................................      50 1/2            40 1/2
           Third Quarter...............................................      41 1/4            24 5/8
           Fourth Quarter..............................................      35 1/2          24 15/16

On December 31, 1998, the closing price of the common stock was 27 1/4.

     The company has paid quarterly cash dividends as follows:

                                                1st Quarter       2nd Quarter      3rd Quarter       4th Quarter
                                                -----------       -----------      -----------       -----------
     1997  .................................       $0.25             $0.25            $0.25             $0.25
     1998  .................................       $0.27             $0.27            $0.27             $0.27

ITEM 6.    SELECTED FINANCIAL DATA:

     A summary of selected financial data for Hercules for the years and year ends specified is set forth in the table below.

                                                                             (Dollars and shares in millions, except per share)

-------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR                                                       1998*         1997          1996           1995        1994
-------------------------------------------------------------------------------------------------------------------------------

Net sales                                                         $2,145       $1,866        $2,060         $2,427      $2,821
Profit from operations                                               192          228           441            363         419
Income before effect of change in
       accounting principle                                            9          324           325            333         274
Net income                                                             9          319           325            333         274
Dividends                                                            104           98            95             95          89

Per share of common stock
Basic:
       Earnings before effect of change in
       accounting principle                                          .10         3.27          3.10           2.98        2.32
       Earnings                                                      .10         3.22          3.10           2.98        2.32
Diluted:
       Earnings before  effect of change in
       accounting principle                                          .10         3.18          2.98           2.87        2.23
       Earnings                                                      .10         3.13          2.98           2.87        2.23
Dividends                                                           1.08         1.00           .92            .84         .75

Total assets                                                       5,833        2,411         2,386          2,493       2,941
Long-term debt                                                     3,096          419           345            298         307
Company-obligated preferred securities of
       subsidiary trust                                              200           --            --             --          --

*    1998 includes significant acquisitions (see Notes 1 and 21.)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.


ACQUISITIONS, DIVESTITURES, AND ONE-TIME ITEMS

In 1998, Hercules made five major acquisitions for an aggregate purchase price of approximately $3,620 million, primarily in cash and assumed debt. (See Note 1.) These acquisitions were accounted for on the purchase method of accounting, resulting in $2,531 million of goodwill and other intangible assets, and were financed with borrowed funds. Total debt increased by $2,968 million in the same period.

The combined annual revenue of the acquired businesses is approximately $1,600 million. The largest of these acquisitions was the purchase of BetzDearborn Inc., a global specialty chemical company providing water and process treatment to a variety of commercial and industrial processes. BetzDearborn reported 1997 revenue of approximately $1,295 million. This acquisition not only adds a new franchise to Hercules' portfolio, it transforms Hercules' paper chemicals business into a full service provider to the pulp and paper industry. Additionally, the company acquired Houghton International's paper chemicals group; Citrus Colloids, a pectin manufacturer; Alliance Technical Products, a manufacturer of resins serving the water-based adhesives industry; and the 49% share of FiberVisions owned by Hercules' joint venture partner, making it a wholly owned subsidiary of Hercules.

This business is the world's largest producer of thermal-bond fiber for disposable diapers and other hygienic products.

The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. In 1998, these businesses added $363 million and $41 million of revenue and operating profit, respectively, after amortization of goodwill and intangible assets of $19 million, reflected in selling, general and administrative expenses. Interest and debt expense increased significantly as a result of the increased debt.

Primarily as a result of the acquisitions, Hercules incurred charges of $232 million before taxes ($197 million net of income taxes) in the fourth quarter of 1998; $215 million is reflected in Profit from operations and $17 million is reflected in Other income (expense). The largest portion of these charges is $130 million for purchased in-process research and development related to the acquisition of BetzDearborn. (See Note 14.) The remainder of the charges relates to the company's plans and actions to integrate the operations of BetzDearborn and improve the efficiencies of its existing operations and support activities. Charges include employee termination benefits, exit costs related to facility closures, write-downs of property, plant and equipment, integration expenses, and contract terminations. (See Notes 15 and 17.) These actions are anticipated to yield synergies of at least $125 million before taxes on an annual basis; approximately half of these are expected to be realized by the end of 1999 and the remainder by the end of 2000. Additional integration expenses are expected to be incurred during 1999. Other income (expense) in 1998 also includes a $62 million charge from the settlements of long-standing "whistle-blower" lawsuits related to the divested Aerospace business. (See Note 22.)

Other operating expenses in 1997 included charges of $167 million for asset rationalizations and impairments, termination benefits primarily associated with reorganization of management and the adoption of new competitive strategies, and other costs. (See Note 15.) Additionally, Other income (expense) in 1997 reflects the following items: a $20 million charge related to acquisition activity; a $32 million charge for legal settlements; and a $368 million gain from the monetization of Hercules' investment in Tastemaker. (See Note 17.)

Profit from operations in 1996 included $13 million of probable environmental recoveries, a $2 million favorable settlement of an environmental remediation claim, and a $3 million favorable adjustment to spare parts inventories.

Hercules divested or joint ventured several businesses in 1996 and 1997. Revenues and operating profits related to these businesses were $84 million and $9 million, respectively, in 1997 and $286 million and $25 million, respectively, in 1996.

SEGMENT REPORTING

In 1998, Hercules adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." (See
Note 24.) In compliance with SFAS 131 and as a result of the acquisition of BetzDearborn, the company has identified three reportable segments and has restated prior years to conform with the 1998 presentation. The three segments are: Process Chemicals and Services, comprised of Pulp and Paper, and BetzDearborn; Functional Products, comprised of Aqualon and Food Gums; and Chemical Specialties, comprised of Resins and FiberVisions. Accordingly, the segment comparisons provided herein are on the basis prescribed by this standard.


RESULTS OF OPERATIONS

(All comparisons are with the previous year, unless otherwise stated.)

1998 vs. 1997:

Consolidated revenues increased $279 million or 15% as the increase in revenues from acquisitions was partially offset by the effects of the economic crisis in Southeast Asia, the strength of the U.S. dollar, and competitive pricing pressures. Consolidated profit from operations declined $36 million or 16%. However, after adjusting for the impact of the one-time items described in the previous section, profit from operations increased $12 million or 3%, while operating margins decreased from 21.2% in 1997 to 19.0% in 1998. These results are due to the operating profit impact of the revenue variance noted above, coupled with manufacturing cost improvement initiatives, partly offset by higher selling, general, and administrative expenses.

Process Chemicals and Services segment revenues increased 62%, resulting from acquisitions. Excluding acquisitions, revenues in this segment were negatively impacted by competitive pricing pressures, the impact of the economic crisis in Southeast Asia, and the weakness of foreign currencies relative to the dollar. Profit from operations increased 31% as the favorable impact of acquisitions was partly offset by the adverse revenue impacts described above, higher raw material costs used in the production of wet strength products in Europe, and higher selling, general, and administrative expenses.

Functional Products segment revenues declined 4% on lower volumes, particularly in Asia and Eastern Europe, and also the U.S. oilfield markets, along with the negative impact of weaker foreign currencies relative to the dollar, partly offset by acquired revenues and improved pectin pricing. Profit from operations declined 4%. This was the result of improved manufacturing costs and pectin pricing mitigating the volume declines and the negative impact of the weaker foreign currencies noted above.

Chemical Specialties segment revenues increased 8% as the additional revenues from acquisitions were partly offset by lower pricing across the major Resins product lines both in the U.S. and in Europe. Profit from operations rose 12% as the profit from acquisitions was partly offset by the pricing declines in Resins.

1997 VS. 1996:

Consolidated revenues declined $194 million or 9%, primarily due to divestitures, partly offset by generally higher volumes. Weaker foreign currencies impacted consolidated sales $88 million, or 4%. Profit from operations declined $213 million or 48%. Excluding divestitures and one-time items described in the previous section, profit from operations decreased $12 million or 3%, on a comparable basis. Higher volumes and manufacturing cost improvements were offset by weaker foreign currencies, which negatively impacted consolidated profit from operations $19 million or 5%.

Process Chemicals and Services revenues decreased 2% as higher volume from increased market share of wet strength products in Europe and in alkaline size associated with stronger industry-wide operating rates were essentially offset by regional competitive pricing pressure across all major product lines and weaker foreign currencies relative to the dollar. Profit from operations declined 7% primarily due to the effects of lower pricing, higher selling, general, and administrative expense spending, along with the negative effect of the weaker foreign currencies relative to the dollar. These negative impacts were only partly offset by lower raw material costs in the production of alkaline size and wet strength products and the beneficial impact of continuing manufacturing cost improvement initiatives.

Functional Products revenues declined $26 million or 3% primarily due to the divestiture of a business unit, generally softer pricing, and weaker foreign currencies relative to the dollar. These declines were partly offset by higher water-soluble polymers and food gums volumes in various applications. Profit from operations increased $4 million or 2% as a result of the volume improvement described above, along with manufacturing cost improvement initiatives partly offset by the divested business.

Chemical Specialties revenues declined 17% primarily due to the formation of the FiberVisions joint venture in June 1997, the divestiture of a business unit, and weaker foreign currencies relative to the dollar, partly offset by Resins volume improvements. Profit from operations decreased 29% primarily due to the divestitures, higher manufacturing costs at several Resins plants resulting from the introduction of new processes and operability issues, and the effect of the weaker foreign currencies relative to the dollar.

Equity in income of affiliated companies declined in 1998 and in 1997 as a result of the monetization of Hercules' investment in Alliant Techsystems in 1997 and 1998 and the monetization of Hercules' investment in Tastemaker in 1997. (See Note 21.)

The provision for income taxes reflects effective tax rates of 88% in 1998, 45% in 1997 and 33% in 1996. Both the 1998 and 1997 rates are significantly higher than the federal statutory income tax rate of 35%. The 1998 rate is high because the charges for purchased in-process research and development and goodwill amortization are not deductible for income tax purposes. The impact of these nondeductible items was reduced by favorable state tax settlements relating to a prior year's sale of an investment and favorable federal tax adjustments related to prior years' assessments. The 1997 rate reflects the relatively higher tax rate on the monetization of the Tastemaker and Alliant Techsystems investments, along with required increases to tax reserves related to anticipated assessments from federal, state, and foreign authorities. The 1996 rate was favorably affected by tax loss carryforwards. The 1999 tax rate is anticipated to be approximately 40%, reflecting the effects of the nondeductible goodwill.

FINANCIAL CONDITION

Liquidity and financial resources: Net cash flow from operations was $181 million in 1998, $187 million in 1997, and $225 million in 1996. 1998 included higher interest payments related to increased debt and higher payments of legal settlements, offset by lower income tax payments and cash flow from acquired businesses. 1997 decreased primarily from lower trade payables, severance payments, and higher legal and environmental spending, partially offset by lower tax payments.

As noted above, during 1998, the company completed five acquisitions for approximately $3.62 billion, primarily in cash and assumed debt. The company financed the acquisitions and refinanced existing debt with borrowings under a $3.65 billion credit facility with a syndicate of banks. Borrowings consisted of three tranches of varying maturity term loans totaling $2.75 billion due in various amounts through December 2003. The facility bears interest at London Interbank Offered Rate (LIBOR) plus 2% and may decrease to LIBOR plus .75% after six months if a $500 million term-loan tranche has been repaid. The credit facility includes a $900 million revolving credit agreement. The company's debt agreement contains restrictive covenants that require maintenance of certain financial covenants, including leverage, net worth, and interest coverage, and provides that the entry of a judgment or judgments involving aggregate liabilities of $50 million or more be vacated, discharged, stayed, or bonded within 60 days of entry of such judgment or judgments.

In September 1998, the company filed a shelf registration to increase accessible securities from $300 million to $3.0 billion. The registration allows for issuance of equity, equity-like, and debt securities. In November 1998, a wholly owned subsidiary of the company completed a private placement of units consisting of $200 million in Trust-preferred securities and a forward underwriting contract to purchase Hercules common stock. The Trust's obligation is guaranteed by the company. (See Note 7.) The securities are expected to be remarketed within 12 months of their issuance. Under certain circumstances, Hercules may be required to redeem these securities. In addition, Hercules has agreed to sell $200 million of Hercules common stock following the successful remarketing or redemption of the securities.

In March 1999, another wholly owned subsidiary trust of the company commenced a public offering, under the registration statement noted above, to sell $250 million of Trust Originated Preferred Securities. As an update to the foregoing, the offering was over-subscribed and the Trust sold an aggregate of $362 million of Trust Originated Preferred Securities on March 17, 1999. Proceeds of the offering were used to repay long-term debt. The Trust's obligations will be guaranteed by the company.

Issuance of Hercules common stock and the Trust Originated Preferred Securities, in the updated amount, reduced the amount accessible under the shelf registration to $2.438 billion. Hercules anticipates issuing additional equity-like securities to repay long-term debt during 1999.

As of December 31, 1998, the company has $612 million available under the revolving credit agreement and $219 million of short-term lines of credit.

Capital Structure and Commitments: Total capitalization (stockholders' equity, trust-preferred securities, and debt) increased to $4.4 billion at December 31, 1998, from $1.4 billion in the prior year. The debt-to-total capitalization ratio increased to 83% at year-end 1998 from 50% at year-end 1997 and 43% at the end of 1996. The significant increase in the ratio in 1998 is from debt financing of acquisitions. The increase in 1997 is from lower stockholders' equity as a result of the company's stock repurchase program combined with an increase in total debt. Over the next several years, management plans to reduce the company's debt-to-total capitalization ratio to pre-acquisition levels. The company has maintained investment grade rating on outstanding debt.

A quarterly dividend has been paid without interruption since 1913, the company's first year of operation. The annual dividend of $1.08 per share during 1998 represents a total pay out for the year of $104 million. This reflects an 8% increase announced in December 1997 and payable March 25, 1998, to shareholders of record on March 6, 1998.

Capital expenditures during 1998 were $157 million, with 27% of the expenditures related to increased production capacity, compared with 38% in 1997 and 29% in 1996. The remainder mostly relates to cost-savings projects, capacity maintenance, and regulatory requirements. The increase in 1998 capital expenditures of approximately $38 million over 1997 and 1996 is primarily from companies acquired in 1998 and higher spending in the Functional Products segment. Capital expenditures are expected to approximate $240 million during 1999. This includes funds for continuing or completing existing projects and new expansion projects, including the methylcellulose expansion in Doel, Belgium, and the pectin expansion in Grossenbrode, Germany.


YEAR 2000

Readiness

The company has recognized the need to ensure that its operations and relationships with its business partners will not be adversely affected by the Year 2000 problem, and thus has developed and implemented a comprehensive project that addresses those areas of vulnerability. A cross-functional Year 2000 Program Office has been created by the company at the corporate level to coordinate and provide policies, guidance, and support for its Year 2000 initiatives. Site compliance teams have been formed at all major sites worldwide.

       The areas addressed by the Program Office include:

      --   Corporate and plant computer systems

      --   Desktop and telecommunications systems

      --   Safety, environmental and quality systems

      -- Process control systems and plant floor equipment and devices with embedded chips

      -- Equipment manufactured by or for the BetzDearborn Division and sold to customers

      --   Business partner and supply chain risk management

A risk management plan has been developed for Hercules' business partners, including suppliers, shippers, financial institutions and service providers involving direct communications to them and feedback analysis to assess their Year 2000 readiness as it relates to their potential impact on Hercules' business. Contingency plans are being developed in those cases where the company appears to be at risk.

The company is engaged in a major project to implement SAP R/3(TM) software. All vendor supplied SAP code is Year 2000 compliant. The resulting systems comprise the company's core business systems, including sales and distribution, inventory and purchasing, finance and control, product costing, human resources and payroll, and fixed assets. Other internally developed programs are still in the process of being tested for Year 2000 compliance. The system is in the process of being rolled out in North America and Europe. The most critical applications are either already operational or will be in early 1999. Overall, the project is on schedule to be completed by third quarter 1999.

In other regions of the world, only minor changes are required to make the core business systems Year 2000 compliant. The recently acquired BetzDearborn Division is also in the process of implementing SAP R/3(TM) software and is on schedule to complete its program in the second quarter of 1999 in North America. BetzDearborn's Information Technology (IT) systems in other regions are or will be Year 2000 compliant by second quarter 1999.

For all plants and departments, inventories have been taken of equipment that may have an embedded chip. Assessments of the compliance status and potential impact on company operations and remediation plans are being completed. Additionally, suppliers of raw materials and other critical services have been identified. Questionnaires requesting Year 2000 status have been sent to all major identified suppliers. Identification of the most critical suppliers is in progress and, where necessary, additional research is being conducted. Contingency plans are being developed or alternate suppliers identified in those cases where the company appears at risk.

The BetzDearborn Division sells chemical feed equipment installed at customer sites. Earlier versions of this equipment were not Year 2000 compliant. A kit to make this equipment Year 2000 compliant has been designed and tested. Affected equipment will be updated through both regular and Year 2000 specific service visits of the field technicians.

It is also possible that some customers may be unable to place orders or conduct business due to their potential inability to cope with the Year 2000. Due to the broad dispersion of sales among Hercules' customer base, there are currently no plans to conduct any customer readiness assessments.

Costs
The primary strategy for achieving Year 2000 compliance is the replacement of the core business systems through the installation of SAP R/3(TM) software. For non-IT systems, operational staff conducted departmental inventories under the direction of an outside consulting firm. The company is in the process of identifying the costs associated with any necessary process control equipment upgrades or replacements. The company has also engaged outside consultants specializing in Year 2000 readiness programs to provide support to the program office in the final stages of Year 2000 readiness and compliance.

The total cost of the Year 2000 project is currently estimated to be approximately $8 million and approximately 45% has been spent to date. This cost estimate does not include the cost to upgrade or replace process control equipment. These costs are expensed as incurred and are being funded through operating cash flow. The cost of implementing the SAP R/3(TM) replacement system is not included in the Year 2000 project cost estimate.

Risks and Contingency Plans

Failure to complete implementation of the SAP system by the end of 1999 would represent the worst case Year 2000 scenario for Hercules. At the present time, the company believes that the implementation efforts will be completed as scheduled so that the risks of material adverse consequences to the company's results of operations, liquidity, or financial condition, as a result of its Year 2000 readiness, should be reduced. Some of Hercules' production facilities are similar in nature and products could be manufactured and shipped from alternate locations. At these locations, there are feasible manual procedures that can be implemented in the case of a Year 2000 related failure. For cases where product cannot be made in multiple locations or where manual procedures are not feasible, appropriate contingency plans are being developed and are targeted for completion in the third quarter of 1999.

The company believes that it is unlikely to experience a material adverse effect to its business, results of operations, liquidity, or financial condition as a result of Year 2000 related failures.

Forward-looking Statements

The foregoing Year 2000 discussion includes forward-looking statements of the company's efforts and management's expectations relating to Year 2000 readiness. The company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely affected by, among other things, the availability and cost of remediation and testing resources, vendors' and customers' abilities to install or modify IT and non-IT systems and unanticipated problems identified in the ongoing Year 2000 readiness review.

The costs of the Year 2000 project and the dates by which the company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' remediation plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained to perform Year 2000 modifications; the ability of the company to locate and correct all non-compliant computer codes and embedded controls; the ability of material customers, suppliers, and trading partners to successfully complete their own Year 2000 remediation projects; the accuracy of information received from third parties concerning the Year 2000 compliance of their information systems or automated equipment or concerning their Year 2000 business risk assessments; and similar uncertainties.


CONVERSION TO THE EURO CURRENCY

On January 1, 1999, the Euro was adopted as the common legal currency, in coexistence with the national currencies for 11 European Union member nations until January 1, 2002. Hercules started its preparations in early 1997 with internal Euro awareness training and the formation of a multifunctional project team. Since then the company's Euro team has developed and implemented a strategic action plan that positioned the company for the Euro by mid-1998.

This plan consisted of a project portfolio that was implemented in the second half of 1998. The company has made the necessary adjustments to its IT systems to ensure compliance of all business transactional Euro requirements and is preparing its IT systems for the withdrawal of the national currencies by January 1, 2002, after which the

Euro becomes the sole legal currency for the 11 member states. The company will be prepared for any European Union nation that enters the Euro.

The company has communicated its strategy to deal in Euro with its business partners in Euro-participating countries, and it will continuously reconcile its strategy with its business partners to maintain the competitive position of the company. The company has trained its employees and ensures compliance with all legal and tax implications of the Euro. The company does not expect major differences in its exchange rate and interest rate risk from the Euro.

The company does not expect the Euro adoption to have a material adverse impact on its financial condition or results of operations.


RISK FACTORS

Market Risk - Fluctuations in interest and foreign currency exchange rates affect the company's financial position and results of operations. The company uses several strategies to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow. (See "Foreign Currency Translation" and "Financial Instruments and Hedging" in the Summary of Significant Accounting Policies and Notes 17 and 20.) Sensitivity of the company's financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The market values for interest rate risk are calculated by the company utilizing a third-party software model that utilizes standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

The company's derivative and other financial instruments subject to interest rate risk consist of debt instruments, interest rate swaps, and currency swaps. In addition, at December 31, 1997, the company held a five-year $500 million note received as a result of the Tastemaker transaction, which it sold during 1998. At December 31, 1998 and 1997, net market value of these combined instruments was a liability of $3.66 billion and $239 million, respectively. The increase is primarily the result of acquisition debt incurred during 1998. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at December 31, 1998 and 1997 would result in a $36 million and $24 million decrease in the net market value of the liability, respectively. A 100-basis point decrease in interest rates at December 31, 1998 and 1997 would result in a $45 million and $33 million increase in the net market value of the liability, respectively.

The market value of the company's portfolio of financial instruments subject to equity price risk at December 31, 1998 and 1997, was an asset of $22 million and $51 million, respectively. The sensitivity analysis assumes an instantaneous 10% change in valuation with all other variables held constant. A 10% change at December 31, 1998 and 1997, would increase or decrease the asset position by $2 million and $5 million, respectively.

The company's financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of $6 million and $2 million at December 31, 1998 and 1997, respectively. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 31, 1998 and 1997, a 10% strengthening of the U.S. dollar versus other currencies would result in an increase in the net asset position of $63 million and $14 million, respectively, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $78 million and $18 million, respectively.

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

Environmental - Hercules has been identified by U.S. federal and state authorities as a potentially responsible party for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $63 million and $199 million. The company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected. (See Note 22.)

Environmental remediation expenses are funded from internal sources of cash. Such expenses are not expected to have a significant effect on the company's ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows.

Litigation - Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage, and personal injury matters. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period. (See Note 22.)


FORWARD-LOOKING STATEMENT

This annual report includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on reasonable assumptions. Results could differ materially depending on such factors as business climate, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, ability to integrate BetzDearborn, changes in strategies, risks in developing new products and technologies, the ability of Hercules' customers and suppliers to achieve Year 2000 readiness, environmental and safety regulations and clean-up costs, foreign exchange rates, adverse legal and regulatory developments, and adverse changes in economic and political climates around the world. Accordingly, there can be no assurance that the company will meet analysts' earnings estimates. As appropriate, additional factors are contained in reports filed with the Securities and Exchange Commission. This paragraph is included to provide safe harbor for forward-looking statements, which are not required to be publicly revised as circumstances change.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

           For discussion of quantitative and qualitative disclosures about market risk, see the caption "Risk Factors" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                           REQUIRED SUPPLEMENTARY DATA
                              HERCULES INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS                                                                       Page
   Report of Independent Accountants................................................................     20
   Consolidated Statement of Income for the Years Ended December 31, 1998, 1997, and
      1996..........................................................................................     21
   Consolidated Balance Sheet as of December 31, 1998 and 1997......................................     22
   Consolidated Statement of Cash Flow for the Years Ended December 31, 1998, 1997, and
      1996..........................................................................................     23
   Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 1998,
      1997, and 1996................................................................................     24
   Consolidated Statement of Comprehensive Income for the Years Ended December 31,
      1998, 1997, and 1996..........................................................................     25
   Notes to Consolidated Financial Statements.......................................................    26-50

SUPPLEMENTARY DATA
   Summary of Quarterly Results (Unaudited).........................................................     51
   Subsidiaries of Registrant.......................................................................     52

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and the Board of Directors of Hercules Incorporated
Wilmington, Delaware

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Hercules Incorporated and subsidiary companies at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page
54 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 23 to the financial statements, in 1997, the company changed its method of accounting for costs incurred in connection with its enterprise software installation.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 19, 1999

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME                                             (Dollar in millions, except per share)

                                                                                            Year ended December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                      1998          1997       1996
                                                                                      ----          ----       ----

  Net sales                                                                         $2,145        $1,866    $ 2,060
                                                                                    ------        ------    -------

  Cost of sales                                                                      1,287         1,169      1,320
  Selling, general, and administrative expenses                                        399           251        262
  Research and development                                                              61            53         56
  Purchased in-process research and development (Note 14)                              130            --         --
  Other operating expenses (income), net (Note 15)                                      76           165       (19)
                                                                                    ------        ------    -------
  Profit from operations                                                               192           228        441

  Equity in income of affiliated companies                                              10            30         53
  Interest and debt expense (Note 16)                                                  103            39         35
  Other income (expense), net (Note 17)                                               (22)           374         26
                                                                                    ------        ------    -------
  Income before income taxes and effect of change in accounting principle               77           593        485
  Provision for income taxes (Note 18)                                                  68           269        160
                                                                                    ------        ------    -------

  Income before effect of change in accounting principle                                 9           324        325

  Effect of change in accounting principle (Note 23)                                    --           (5)         --
                                                                                    ------        ------    -------

  Net income                                                                          $  9        $  319      $ 325
                                                                                    ======        ======    =======

  Earnings per share (Note 19)

  Basic:
        Earnings before effect of change in accounting principle                      $.10         $3.27      $3.10
        Effect of change in accounting principle                                        --         (.05)         --
                                                                                    ------        ------    -------
        Earnings per share                                                            $.10         $3.22      $3.10
                                                                                    ======        ======    =======


  Diluted:
        Earnings before effect of change in accounting principle                      $.10         $3.18      $2.98
        Effect of change in accounting principle                                        --          (.05)        --
                                                                                    ------        ------    -------
        Earnings per share                                                            $.10         $3.13      $2.98
                                                                                    ======        ======    =======


The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET                                                                       (Dollar in millions)

                                                                                                         December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                                                      1998       1997
                                                                                                      ----       ----
    ASSETS

    Current assets
          Cash and cash equivalents                                                                 $   68     $   17
          Accounts receivable, net (Note 2)                                                            663        389
          Inventories (Note 3)                                                                         416        234
          Deferred income taxes (Note 18)                                                               93         49
                                                                                                    ------     ------
          Total current assets                                                                       1,240        689

    Property, plant, and equipment, net (Note 12)                                                    1,438        687
    Investments (Note 4)                                                                                51        615
    Goodwill (net of accumulated amortization - 1998, $28; 1997, $12)                                2,356         41
    Other intangible assets (net of accumulated amortization -  1998, $22; 1997, $15)                  192          3
    Prepaid pension (Note 13)                                                                          218        216
    Deferred charges and other assets                                                                  338        160
                                                                                                    ------     ------

          Total assets                                                                              $5,833     $2,411
                                                                                                    ======     ======

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
          Accounts payable                                                                          $  270     $  116
          Short-term debt (Note 5)                                                                     566        275
          Accrued expenses (Note 12)                                                                   481        408
                                                                                                    ------     ------
          Total current liabilities                                                                  1,317        799

    Long-term debt (Note 6)                                                                          3,096        419
    Deferred income taxes (Note 18)                                                                    225        160
    Other postretirement benefits (Note 13)                                                            136        139
    Deferred credits and other liabilities                                                             300        204
                                                                                                    ------     ------
          Total liabilities                                                                          5,074      1,721

    Company-obligated preferred securities of subsidiary trust (Note 7)                                200         --

    Stockholders' equity
          Series preferred stock (Note 8)                                                               --         --
          Common stock, $25/48 par value (Note 9)                                                       81         80
          (shares issued: 1998 - 154,823,496; 1997 - 154,357,015)
          Additional paid-in capital                                                                   504        504
          Unearned compensation (Note 10)                                                            (130)         --
          Foreign currency translation adjustment                                                     (13)        (2)
          Retained earnings                                                                          2,068      2,163
                                                                                                    ------     ------
                                                                                                     2,510      2,745

    Reacquired stock, at cost (shares: 1998 - 53,995,692; 1997 - 58,289,376)                         1,951      2,055
                                                                                                    ------     ------
          Total stockholders' equity                                                                   559        690
                                                                                                    ------     ------

          Total liabilities and stockholders' equity                                                $5,833     $2,411
                                                                                                    ======     ======


The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW


                                                                             (Dollar in millions)
                                                                           Year Ended December 31,
__________________________________________________________________________________________________
                                                                           1998     1997     1996

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                                                $    9    $319     $325
Adjustments to reconcile net income to net cash provided from operations:
     Depreciation                                                             86      73      106
     Amortization                                                             22       3        2
     Write-off in-process research and development                           130       --      --
     Nonoperating gain on disposals                                          (23)    (398)    (22)
     Noncash charges (credits)                                                38       92     (26)
     Other                                                                    (6)      15       5
     Accruals and deferrals of cash receipts and payments:
          Affiliates' earnings in excess of dividends received                (6)     (25)    (25)
          Accounts receivable                                                 26      (41)      6
          Inventories                                                        (14)      (6)    (17)
          Accounts payable and accrued expenses                              (72)     137     (83)
          Noncurrent assets and liabilities                                   (9)      18     (46)
                                                                           -------   ------   -----
               Net cash provided by operations                               181      187     225
                                                                           -------   ------   -----

CASH FLOW FROM INVESTING ACTIVITIES:

Capital expenditures                                                        (157)    (119)   (120)
Proceeds of investment and fixed asset disposals                             600      295     196
Acquisitions, net of cash acquired                                        (3,109)      --      --
Other                                                                        (25)     (34)     (6)
                                                                          -------   ------   -----
               Net cash (used in) provided by investing activities        (2,691)     142      70
                                                                          -------   ------   -----

CASH FLOW FROM FINANCING ACTIVITIES:

Long-term debt proceeds                                                    3,111     343       75
Long-term debt repayments                                                   (247)   (130)     (27)
Change in short-term debt                                                   (228)    (35)     112
Payment of debt issuance costs and underwriting fees                         (66)     --       --
Proceeds from trust preferred securities                                     200      --       --
Common stock issued                                                           10      38       15
Common stock reacquired                                                     (114)   (458)    (417)
Dividends paid                                                              (104)    (98)     (95)
                                                                          -------   ------   -----
               Net cash provided by (used in) financing activities         2,562    (340)    (337)
Effect of exchange rate changes on cash                                       (1)     (2)      (1)
                                                                          -------   ------   -----
Net increase (decrease) in cash and cash equivalents                          51     (13)     (43)
Cash and cash equivalents at beginning of year                                17      30       73
                                                                          -------   ------   -----
Cash and cash equivalents at end of year                                  $   68    $ 17     $ 30
                                                                          =======   ======   =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest (net of amount capitalized)                                 $  100    $ 37     $ 30
     Income taxes paid, net                                                  117     152      190
Noncash investing and financing activities:
     Conversion of notes and debentures                                        8      31        1
     ESOP and incentive plan stock issuances                                 196      15       14
     Accounts payable for common stock acquisitions                           --       5        8
     Investment in unconsolidated affiliates                                  --      --        1
     Investment in long-term notes                                            --     504       --
     Accounts receivable from sale of investment/asset disposals              --       8        9
     Assumed debt of acquired businesses                                    307       --       --

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                                                             (Dollars in millions)

                                                                               Unearned
                                                          Common    Paid-in     Compen-    Translation    Retained    Reacquired
                                                           Stock    Capital     sation     Adjustment     Earnings      Stock
--------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1996                                  $79      $472        $--         $ 75         $1,712         $1,256
  (Common shares: issued 151,663,465;
   reacquired, 43,176,841)
Net income                                                    --        --         --           --            325             --
Cash dividends, $.92 per common share                         --        --         --           --            (95)            --
Foreign currency translation adjustment                       --        --         --          (30)            --             --
Purchase of common stock, 7,970,784 shares                    --        --         --           --             --            425
Issuance of common stock:
      Incentive plans, net, 844,751 shares
       including 281,063 from reacquired stock                --        20         --           --             --             (9)
      Conversion of notes and debentures,
       41,923 shares                                          --         1         --           --             --             --
--------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996                                $79      $493       $  --        $ 45         $1,942         $1,672
  (Common shares: issued 152,269,076;
   reacquired, 50,866,562)
Net income                                                    --        --          --          --            319             --
Cash dividends, $1.00 per common share                        --        --          --          --            (98)            --
Foreign currency translation adjustment                       --        --          --         (47)            --             --
Purchase of common stock, 9,536,619 shares                    --        --          --          --             --            455
Issuance of common stock:
      Incentive plans, net, 2,113,805 shares
       from reacquired stock                                  --       (19)         --          --             --            (72)
      Conversion of notes and debentures,
       2,087,939 shares                                        1        30          --          --             --            --
--------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1997                                $80      $504       $  --        $ (2)        $2,163       $2,055
  (Common shares: issued 154,357,015;
  reacquired, 58,289,376)
Net income                                                    --        --          --          --              9           --
Cash dividends, $1.08 per common share                        --        --          --          --           (104)          --
Foreign currency translation adjustment                       --        --          --         (11)            --           --
Purchase of common stock, 2,361,390 shares                    --        --          --          --             --          109
Issuance of common stock:
      Incentive plans, net, 764,201 shares
       from reacquired stock                                  --        (7)         --          --             --          (27)
      ESOP, 5,890,873 shares from reacquired
       stock                                                  --        --        (130)         --             --         (186)
      Conversion of notes and debentures,
       466,481 shares                                          1         7          --          --             --           --
--------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1998                                $81      $504       $(130)       $(13)        $2,068       $1,951
  (Common shares: issued 154,823,496;
  reacquired, 53,995,692)


The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME                              (Dollars in millions)


                                                                          Year Ended December 31,
-------------------------------------------------------------------------------------------------
                                                                 1998        1997            1996
                                                                 ----        ----            ----

Net Income                                                      $  9         $319            $325
Foreign currency translation, net of tax                         (11)         (47)            (30)
                                                                ----         ----            ----
Comprehensive income (loss)                                     $ (2)        $272            $295
                                                                =====        ====            ====


The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Hercules Incorporated and all majority-owned subsidiaries. Following the acquisition of BetzDearborn, the company continued BetzDearborn's practice of using a November 30 fiscal year-end for all former BetzDearborn non-U.S. subsidiaries, excluding Canada, to expedite the year-end closing process. Investments in affiliated companies with a 20% or greater ownership interest are accounted for on an equity basis and, accordingly, consolidated income includes Hercules' share of their income.

USE OF ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ENVIRONMENTAL EXPENDITURES

Environmental expenditures that pertain to current operations or future revenues are expensed or capitalized according to the company's capitalization policy. Expenditures for remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated.

CASH AND CASH EQUIVALENTS

Cash in excess of operating requirements is invested in short-term, income-producing instruments. Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

INVENTORIES

Inventories are stated at the lower of cost or market. Domestic inventories are valued predominantly on the last-in, first-out (LIFO) method. Foreign and certain domestic inventories, which in the aggregate represent 67% of total inventories at December 31, 1998, are valued principally on the average-cost method.

PROPERTY AND DEPRECIATION

Property, plant, and equipment are stated at cost. The company changed to the straight-line method of depreciation, effective January 1, 1991, for newly acquired processing facilities and equipment. Assets acquired before then continue to be depreciated by accelerated methods. The company believes straight-line depreciation provides a better matching of costs and revenues over the lives of the assets. The estimated useful lives of depreciable assets are as follows: buildings - 30 years; plant, machinery and equipment - 15 years; other machinery and equipment - 3 to 15 years.

Maintenance, repairs, and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) is charged to income.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for goodwill and 5 to 15 years for other intangible assets.

LONG-LIVED ASSETS

The company reviews its long-lived assets, including goodwill and other intangibles, for impairment on an exception basis whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through future cash flows. If an impairment loss has occurred based on expected future cash flows (undiscounted), the loss is recognized in the income statement. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments.

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

FINANCIAL INSTRUMENTS AND HEDGING

Derivative financial instruments are used to hedge risk caused by fluctuating currency and interest rates. The company enters into forward-exchange contracts and currency swaps to hedge foreign currency exposure. Decisions regarding hedging are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, and economic trends. The company uses the fair-value method of accounting, recording realized and unrealized gains and losses on these contracts quarterly. They are included in other income (expense), net, except for gains and losses on contracts to hedge specific foreign currency commitments, which are deferred and accounted for as part of the transaction. Gains or losses on contracts used to hedge the value of investments in certain non-U.S. subsidiaries are accounted for under the deferral method and are included in the foreign currency translation adjustment account. It is the company's policy to match the term of financial instruments with the term of the underlying designated item. If the designated item is an anticipated transaction no longer likely to occur, gains or losses from the instrument designated as a hedge are recognized in current period earnings. The company does not hold or issue financial instruments for trading purposes. In the Consolidated Statement of Cash Flow, the company reports the cash flows resulting from its hedging activities in the same category as the related item that is being hedged. Net investment hedges, requiring cash receipts or payments from borrowed foreign currencies not identified with any specific cash flows, are classified as financing activities.

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

STOCK-BASED COMPENSATION

Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board [APB] Opinion 25). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

NEW ACCOUNTING STANDARDS

Effective January 1, 1998, the company adopted SFAS, No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements. In 1998, the company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." (See Note 24).

PENDING ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. For fair-value hedge transactions in which the company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. Gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on the capitalization and amortization of costs of computer software developed or obtained for internal use, and is effective for fiscal years beginning after December 15, 1998. The company is currently capitalizing the design and implementation costs of its ongoing enterprise-wide software installation program.

The company is currently evaluating the impact that these statements will have on its results of operations or financial position.

RECLASSIFICATIONS

Certain amounts in the 1997 and 1996 consolidated financial statements and notes have been reclassified to conform to the 1998 presentation.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ACQUISITIONS

All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

BetzDearborn - On October 15, 1998, the company acquired all of the outstanding shares of BetzDearborn Inc., a global specialty chemical company engaged in the treatment of water and industrial process systems, for $2,235 million in cash and $186 million in common stock exchanged for the shares held by the BetzDearborn ESOP Trust. In addition, the company assumed debt with a fair value of $117 million and repaid $557 million of other long-term debt held by BetzDearborn. This acquisition was financed with borrowings under a $3,650 million credit facility with a syndicate of banks. (See Note 6.)

The purchase price was allocated to the estimated fair value of net assets acquired, with the excess of $2,074 million recorded as goodwill, which is being amortized over its estimated useful life of 40 years. Additionally, based on an independent appraisal, approximately $130 million of the purchase price was allocated to purchased in-process research and development and was charged to expense at the date of acquisition. (See Note 14.)

As of the acquisition date, the company began to formulate plans to combine the operations of BetzDearborn and Hercules. It formed a program office, engaged outside consultants and established several functional integration teams to formulate and implement the plan and capture anticipated synergies. At December 31, 1998, the company had identified and approved various actions such as personnel reductions, consolidation of operations and support functions, closure of redundant or inefficient offices and facilities, and relocation of former BetzDearborn employees. Accordingly, the company has included a $94 million liability as part of the purchase price allocation. The liability includes approximately $78 million related to employee termination benefits for approximately 850 BetzDearborn manufacturing, technical, sales and marketing, administrative and support personnel worldwide. Also included is $16 million for office and facility closures, relocation of BetzDearborn employees and other related exit costs. Through December 31, 1998, the company paid $5 million of termination benefits for approximately 130 redundancies, and the remaining liability is $89 million.

The purchase price allocation for BetzDearborn is a preliminary allocation and the goodwill recorded is subject to further adjustment resulting primarily from the completion of the integration and exit plans, which could result in additional liabilities; adjustments to the fair value of the net assets acquired; and the resolution of pre-acquisition contingencies, primarily legal matters and product liabilities, net of any related tax effects.
The allocation of the purchase price is expected to be completed in 1999.

FiberVisions L.L.C. - In July 1998, the company completed the acquisition of the 49% share of FiberVisions L.L.C. owned by its joint venture partner Jacob Holm & Sons A/S for approximately $230 million in cash, plus assumed debt of $188 million. The allocation of the purchase price resulted in $188 million of goodwill, which is being amortized over its estimated useful life of 40 years.

The following unaudited pro forma information presents a summary of consolidated results of operations of the company as if the BetzDearborn and FiberVisions acquisitions had occurred at the beginning of each of the periods presented below:

                                                                  Years Ended December 31,
                                                                      1998        1997
                                                                      ----        ----
         Net sales                                                   $3,276      $3,366
         Income (loss) before effect of change in accounting
               principle                                                (70)        237
         Net income (loss)                                              (70)        226

         Net earnings per share:
         Basic
               Earnings before effect of change in accounting
               principle                                             $ (.69)     $ 2.25
               Earnings per share                                      (.69)       2.15
         Diluted
               Earnings before effect of change in accounting
               principle                                             $ (.69)     $ 2.21
               Earnings per share                                      (.69)       2.11

The pro forma results of operations are for comparative purposes only and reflect increased amortization and interest expense resulting from the acquisitions described above, but do not include any potential cost savings from combining the acquired businesses with the company's operations. Consequently, the pro forma results do not reflect the actual results of operations had the acquisitions occurred on the dates indicated, and are not intended to be a projection of future results or trends.

Other - The company also made three other acquisitions in 1998 for an aggregate purchase price of approximately $105 million in cash. These acquisitions included the worldwide paper chemicals group of Houghton International, Inc. and Citrus Colloids Ltd., a pectin manufacturer, in April 1998, and Alliance Technical Products, Ltd., a rosin dispersions company, in September 1998. Allocations of the purchase prices for these acquisitions resulted in approximately $67 million of goodwill, which is being amortized over estimated useful lives ranging from 30 to 40 years.

2.    ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net, consists of:                    (Dollars in millions)
                                                                1998           1997
                                                                ----           ----
            Trade                                               $598           $285
            Other                                                 78            107
                                                                ----           ----
               Total                                             676            392
            Less allowance for doubtful accounts                  13              3
                                                                ----           ----
                                                                $663           $389
                                                                ====           ====

At December 31, 1998, net trade accounts receivable from customers located in the United States, Europe, the Americas, and Asia were $404 million, $150 million, $24 million, and $7 million, respectively.

3.    INVENTORIES

     The components of inventories are:                                       (Dollars in millions)
                                                                                1998         1997
                                                                                ----         ----
            Finished products                                                   $218         $121
            Materials, supplies, and work in process                             198          113
                                                                                ----         ----
                                                                                $416         $234
                                                                                ====         ====

Inventories valued on the LIFO method were lower than if valued under the average-cost method, which approximates current cost, by $33 million and $37 million at December 31, 1998 and 1997, respectively.

4.    INVESTMENTS

Total equity investments in affiliated companies were $9 million at December 31, 1998, and $21 million at December 31, 1997. Dividends received from affiliated companies were $0 in 1998 and 1997, and $11 million in 1996.

Other investments, at cost or less, were $42 million and $594 million at December 31, 1998 and 1997, respectively. Included in these amounts are non-current marketable securities aggregating $31 million and $81 million for the corresponding years, classified as "available for sale." The value of these investments, based on market quotes, approximates book values. At December 31, 1997, investments also included a $500 million 6.2% interest-bearing five-year note (the Tastemaker note), which was sold in October 1998 for a $3 million net loss as part of financing the BetzDearborn acquisition.

5.       SHORT-TERM DEBT

     A summary of short-term debt follows:                                                    (Dollars in millions)
                                                                                              1998            1997
                                                                                              ----            ----
            Commercial paper                                                                  $ --            $195
            Banks                                                                               80              80
            Current maturities of long-term debt                                               486              --
                                                                                              ----            ----
                                                                                              $566            $275
                                                                                              ====            ====

The commercial paper program was replaced by the debt syndication utilized for the acquisition of BetzDearborn. Previously, commercial paper was issued or renewed for varying periods, with interest at prevailing market rates. Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of commercial paper and bank borrowings approximate market value because of their short maturity period.

At December 31, 1998, Hercules had $219 million of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Lines of credit in use at December 31, 1998, were $80 million. Weighted-average interest rates on short-term borrowings at December 31, 1998 and 1997, were 5.10% and 5.40%, respectively.

6.       LONG-TERM DEBT

     A summary of long-term debt follows:                                                     (Dollars in millions)
                                                                                              1998            1997
                                                                                              ----            ----
            6.15% notes due 2000                                                              $100            $100
            6.60% notes due 2027 (a)                                                           100             100
            7.85% notes due 2000                                                                25              25
            6.625% notes due 2003 (b)                                                          125             125
            8% convertible subordinated debentures due 2010 (c)                                  3              10
            Term loan tranche A due in varying amounts through 2003 (d)                      1,250              --
            Term loan tranche B due 1999 (d)                                                   470              --
            Term loan tranche C due 2000 (d)                                                 1,000              --
            Revolving credit agreement due 2003 (d)                                            288              --
            ESOP debt (e)                                                                      110              --
            Term notes at various rates from 5.11% to 9.60% due in varying
               amounts through 2006 (f)                                                        102              --
            Commercial paper                                                                    --              50
            Variable rate loans                                                                 --               2
            Other                                                                                9               7
                                                                                            ------            ----
                                                                                             3,582             419
            Current maturities of long-term debt                                             (486)              --
                                                                                            ------            ----
            Net long-term debt                                                              $3,096            $419
                                                                                            ======            ====

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

       (d) The BetzDearborn acquisition was financed with borrowings under a $3,650 million credit facility with a syndicate of banks, and was consummated on October 15, 1998. The syndication included three tranches of varying maturity term loans totaling $2,750 million and a $900 million revolving credit agreement. The facility bears interest at London Interbank Offered Rate (LIBOR) plus 2% and may decrease to LIBOR plus .75% after six months and after certain conditions are met, including repayments of term-loan tranche B. Interest rates are reset for one, three or six-month periods at the company's option. The company's debt agreement contains various restrictive covenants that, among other things, require maintenance of certain financial covenants: leverage, net worth and interest coverage, and provides that the entry of a judgment or judgments involving aggregate liabilities of $50 million or more be vacated, discharged, stayed or bonded pending appeal within 60 days of entry. Issuance costs of $59 million related to the financing are included in Deferred charges and other assets and are being amortized over the term of the loans, using the effective interest method. As of December 31, 1998, $612 million of the $900 million revolver is available for use.

       (e) The company assumed a loan with a fair market value of $110 million related to the BetzDearborn ESOP Trust. The proceeds of the loan were used by the ESOP Trust for the purchase of BetzDearborn preferred shares which, upon acquisition by Hercules, were converted into equivalent shares of Hercules common stock. The loan was recorded at fair market value at the date of acquisition, and the $16 million fair value step-up is being amortized over the term of the debt. The loan and guarantee mature in June 2009.

       (f) Debt assumed in conjunction with the acquisition of FiberVisions L.L.C. (see Note 1), less repayments through December 31, 1998.

Long-term debt maturities during the next five years are $486 million in 1999, $1,342 million in 2000, $318 million in 2001, $366 million in 2002, and $831 million in 2003.

7.    COMPANY-OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST

In the fourth quarter of 1998, Hercules Trust V (the Trust), the company's wholly owned consolidated subsidiary trust created under the laws of the State of Delaware, completed a private placement of units, consisting of Trust Preferred Securities (the Securities) in the amount of $200 million and a forward underwriting contract to purchase Hercules common stock. The proceeds of the Securities were invested by the Trust in the company's newly issued Junior Subordinated Debenture Notes (the Notes). Each Security will accrue and pay distributions equal to LIBOR plus 175 basis points, compounded quarterly. The obligations of the Trust are fully and unconditionally guaranteed by the company.

The Securities are expected to be remarketed pursuant to their terms within 12 months from their issuance. The distribution rates will be reset to a fixed rate in the remarketing based on bids received in a private auction to qualified institutional buyers, and the maturity date will be reset to the one-year anniversary of the successful remarketing. Hercules will be required to redeem the Securities if remarketing does not occur within the established period. The remarketing of the Securities may be accelerated under certain circumstances, including the price of the company's common stock closing at or below $22.6875 (twenty-two and eleven-sixteenths). In addition, Hercules has agreed to offer and sell, and a third party has agreed to underwrite $200 million of Hercules common stock following the successful remarketing or redemption of the Securities.

8.    SERIES PREFERRED STOCK

The series preferred stock is without par value and is issuable in series. There are 2,000,000 shares authorized for issuance, none of which have been issued.

9.    COMMON STOCK

Hercules common stock has a stated value of $25/48, and 300,000,000 shares are authorized for issuance. At December 31, 1998, a total of 16,023,661 shares were reserved for issuance for the following purposes: 879,999 shares for sales to the Savings Plan Trustee; 11,382,530 shares for the exercise of awards under the Stock Option Plan; 2,197,137 shares for awards under incentive compensation plans; 337,440 shares for conversion of debentures and notes; and 1,226,555 shares for employee stock purchases.

For the company's stock repurchase program, from its start in 1991 through year-end 1998, the Board authorized the repurchase of up to 74,650,000 shares of company common stock. Of that total, 6,150,000 shares were intended to satisfy requirements of various employee benefit programs. During this period, a total of 66,490,592 shares of common stock were purchased in the open market at an average price of $37.33 per share.

10.    EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

In connection with the acquisition of BetzDearborn, the company acquired its ESOP and related trust as a long-term benefit for substantially all of BetzDearborn's U.S. employees. The plan is a supplement to the company's retirement plan. The ESOP trust has existing long-term debt of $94 million (fair value of $110 million - see Note 6) which is guaranteed by the company. The proceeds of the original loan were used to purchase BetzDearborn convertible preferred stock, which, at the date of the BetzDearborn acquisition, was converted into Hercules common stock.

The BetzDearborn 401(k) program was previously integrated with the ESOP. Eligible employees may invest 2% to 15% of eligible compensation. The company's matching contributions equal to 50% of the first 6% of employees' investments, fully vest to employees upon the completion of 5 years of service. The company's matching contributions, which are made in the form of Hercules common stock, are included in ESOP expense. After satisfying the 401(k) matching contributions and the dividends on allocated shares, the remaining shares of ESOP stock are allocated to each participant based on the ratio of participants' compensation to total compensation of all participants.

The company contribution and dividends on the shares held by the ESOP trust are used to repay the loan, and stock is allocated as the principal and interest are paid. Long-term debt is reduced as payments are made on the third-party financing. The loan and unearned compensation are recorded in the company's Consolidated Balance Sheet as long-term debt and a reduction in shareholders' equity, respectively.

The number of shares allocated and unallocated at December 31 are as follows:

                                                                         1998
                                                                         ----
             Allocated                                              1,776,338
             Unallocated                                            4,052,556
                                                                    ---------
             Total shares held by ESOP                              5,828,894
                                                                    =========

The company is required to make cash contributions to the Plan which enable the trust to service its indebtedness. ESOP expense was $1 million for 1998 which was net of $2 million of dividends paid and charged to retained earnings.

11.    LONG-TERM INCENTIVE COMPENSATION PLANS

The company's long-term incentive compensation plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and nonemployee directors. Through 1994, shares of common stock awarded under these plans normally were either restricted stock or performance shares. During the restriction period, award holders have the rights of stockholders, including the right to vote and receive cash dividends, but they cannot transfer ownership.

In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 1,083,613; 873,627; and 1,881,946 at December 31, 1998, 1997, and 1996, respectively.

Under the company's incentive compensation plans, 2,197,137 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

Restricted shares, options and performance-accelerated stock options are forfeited and revert to the company in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

The company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. The cost of stock awards and other market-based units, which are charged to income over the restriction or performance period, amounted to $5 million for 1998; $4 million for 1997, and $9 million for 1996.

Below is a summary of outstanding stock option grants under the incentive compensation plans during 1996, 1997, and 1998:

                                                  Regular                               Performance-Accelerated
                                                         Weighted-average                              Weighted-average
                                    Number of Shares           Price             Number of Shares            Price
                                    ----------------           -----             ----------------            -----
January 1, 1996                         3,883,184              $26.24                 786,375               $48.54
Granted                                   673,450              $55.40               2,303,750               $49.66
Exercised                                (646,247)             $21.29                      --                  --
Forfeited                                    (800)             $47.25                 (14,319)              $48.29

-----------------------------------------------------------------------------------------------------------------------

December 31, 1996                       3,909,587              $32.49               3,075,806               $49.38
Granted                                 1,708,100              $40.14                 810,125               $41.07
Exercised                              (1,611,449)             $20.97                     --                   --
Forfeited                                  (4,950)             $56.26                 (10,534)              $53.07
-----------------------------------------------------------------------------------------------------------------------

December 31, 1997                       4,001,288              $40.41               3,875,397               $47.63
Granted                                 2,696,215              $32.75               1,170,890               $41.09
Exercised                                (279,795)             $24.93                      --                 --
Forfeited                                 (66,430)             $41.58                 (15,035)              $46.09
-----------------------------------------------------------------------------------------------------------------------

December 31, 1998                       6,351,278              $37.83               5,031,252               $46.12

The weighted-average fair value of regular stock options granted during 1996, 1997, and 1998 was $14.36, $10.13, and $8.53 respectively. The weighted-average fair value of performance-accelerated stock options granted during 1996, 1997, and 1998 was $10.20, $9.39, and $9.24 respectively.

Following is a summary of regular stock options exercisable at December 31, 1996, 1997, and 1998, and their respective weighted-average share prices:

                                                                                                      Weighted-average
                                                                          Number of Shares             Exercise Price
                                                                          ----------------             --------------
Options exercisable
December 31, 1996                                                             2,636,457                    $25.08
Options exercisable
December 31, 1997                                                             2,013,148                    $38.54
Options exercisable
December 31, 1998                                                             3,300,628                    $41.57


There were no performance-accelerated stock options exercisable at December 31, 1996, 1997 and 1998.

Following is a summary of stock options outstanding at December 31, 1998:

                                                                                               Exercisable Options
                                             Outstanding Options
                                Number        Weighted-average                                Number
      Exercise Price         Outstanding         Remaining        Weighted-average        Exercisable at  Weighted-average
          Range              at 12/31/98      Contractual Life     Exercise Price            12/31/98     Exercise Price
          -----              -----------      ----------------     --------------         --------------  --------------

Regular Stock Options
       $11 - $20                257,263             2.58               $15.62                 257,263        $15.62
       $21 - $30              1,915,600             9.31               $25.53                 129,400        $25.00
       $31 - $40              1,912,695             7.82               $38.75               1,491,140        $38.68
       $41 - $60              2,265,720             7.79               $49.97               1,422,825        $50.79
                              ---------                                                     ---------
                              6,351,278                                                     3,300,628
                              =========                                                     =========

Performance-Accelerated Stock Options
      $25 - $40              1,094,733              9.01               $36.18                   --            --
      $41 - $50              3,114,778              7.83               $47.10                   --            --
      $51 - $61                821,741              7.08               $55.62                   --            --
                             ---------
                             5,031,252
                             =========

The company estimates at December 31, 1998, 100% of performance-accelerated stock options will eventually vest.

The company's Employee Stock Purchase Plan is a qualified noncompensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 1,226,555 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 1998 and 1997, were 573,445 and 468,706, respectively. The company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

Had compensation cost for the company's Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

The following assumptions would be used in estimating fair value for 1998, 1997, and 1996:

                                                               Performance accelerated           Employee Stock
       Assumption                     Regular Plan                      Plan                      Purchase Plan
       ----------                     ------------                      ----                      -------------

Dividend yield                            3.0%                          3.0%                          3.0%
Risk-free interest rate                   5.84%                         5.77%                         5.32%
Expected life                             7.4 yrs.                      5 yrs.                        3 mos.
Expected volatility                       23.1%                         21.9%                         27.0%

The company's net income and earnings per share for 1998, 1997, and 1996 would approximate the pro forma amounts below:

                                                                              (Dollars in millions, except per share)
                                                                               1998              1997          1996
                                                                               ----              ----          ----
Net income
         As reported                                                          $     9            $319         $ 325
         Pro forma                                                            $    (5)           $308         $ 317
Basic earnings per share
         As reported                                                          $   .10            $3.22        $3.10
         Pro forma                                                            $  (.06)           $3.10        $3.02
Diluted earnings per share
         As reported                                                          $   .10            $3.13        $2.98
         Pro forma                                                            $  (.06)           $3.04        $2.92


       SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.


12.    ADDITIONAL BALANCE SHEET DETAIL

                                                           (Dollars in millions)
                                                               1998        1997
                                                               ----        ----
         Property, plant, and equipment
                Land                                          $   74     $   18
                Buildings and equipment                        2,837      1,957
                Construction in progress                         126        113
                                                              ------     ------
                       Total                                   3,037      2,088
                Accumulated depreciation and amortization      1,599      1,401
                                                              ------     ------
                Net property, plant, and equipment            $1,438     $  687
                                                              ======     ======

         Accrued expenses
                Payroll and employee benefits                 $   63     $   37
                Income taxes payable                              15         91
                Accrued pension benefits                          29         --
                Other                                            374        280
                                                              ------     ------
                                                              $  481     $  408
                                                              ======     ======

13.    PENSION AND OTHER POSTRETIREMENT BENEFITS

The company provides defined benefit pension and postretirement benefit plans to employees. The pension and postretirement benefit plans for BetzDearborn employees are included in the 1998 valuation. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

                                                                                     (Dollars in millions)
                                                                                     Other Postretirement
                                                           Pension Benefits                Benefits
                                                        ---------------------       -----------------------
                                                          1998          1997          1998          1997
                                                          ----          ----          ----          ----
   CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at January 1                      $ 1,114       $ 1,046       $   141       $   141
   Service cost                                              20            17             1             1
   Interest cost                                             83            78            10            10
   Amendments                                                --             6            --            --
   Assumption change                                         52            77             3            10
   Divestiture                                               --            (4)           --            --
   Acquisition                                              284            --             9            --
   Translation difference                                     7           (13)           --            --
   Actuarial loss                                            28            12            10            --
   Benefits paid from plan assets                           (89)         (105)           (2)           (2)
   Benefits paid by Company                                  --            --           (18)          (19)
                                                        -------       -------       -------       -------
   Benefit obligation at December 31                    $ 1,499       $ 1,114       $   154       $   141
                                                        =======       =======       =======       =======

   CHANGE IN PLAN ASSETS
   Fair value of plan assets at January 1               $ 1,237       $ 1,168       $     9       $     9
   Actual return on plan assets                             182           187             1             2
   Divestiture                                               --            (2)           --            --
   Acquisition                                              256            --            --            --
   Company contributions (refund)                            (2)            4            --            --
   Translation difference                                     6           (15)           --            --
   Benefits paid from plan assets                           (90)         (105)           (2)           (2)
                                                        -------       -------       -------       -------
   Fair value of plan assets at December 31             $ 1,589       $ 1,237       $     8       $     9
                                                        =======       =======       =======       =======

   Funded status of the plans                           $    90       $   124       $  (146)      $  (132)
   Unrecognized actuarial loss                               89            93            34            22
   Unrecognized prior service cost (benefit)                 35            39           (44)          (50)
   Unrecognized net transition obligation                   (25)          (40)           --            --
   Amount included in accrued expenses- other                --            --            20            21
                                                        -------       -------       -------       -------
   Prepaid (accrued) benefit cost                       $   189       $   216       $  (136)      $  (139)
                                                        =======       =======       =======       =======

   AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
   POSITION CONSIST OF:
   Prepaid benefit cost                                     218           216            --            --
   Accrued benefit liability                                (29)           --          (136)         (139)
                                                        -------       -------       -------       -------
                                                        $   189       $   216       $  (136)      $  (139)
                                                        =======       =======       =======       =======
   ASSUMPTIONS AS OF DECEMBER 31
   Weighted average discount rate                          7.00%         7.25%         7.00%         7.25%
   Expected return on plan assets                          9.25%         9.25%         9.25%         9.25%
   Rate of compensation increase                           4.50%         4.50%         4.50%         4.50%


                                                          PENSION BENEFITS              OTHER POSTRETIREMENT BENEFITS
                                                          ----------------              -----------------------------
                                                    1998        1997        1996        1998         1997        1996
                                                    ----        ----        ----        ----         ----        ----
   Service cost                                    $   20     $   17       $  19         $  1        $  1         $  1
   Interest cost                                       83         78          77           10          10           11
   Return on plan assets (expected)                 (114)      (103)        (99)          (1)         (1)          (1)
   Amortization and deferrals                          12          5           6          (4)         (5)          (5)
   Amortization of transition asset                  (14)       (14)        (14)           --          --           --
                                                     ----    -------     -------       ------      ------       ------
   Benefit cost (credit)                           $ (13)     $ (17)      $ (11)         $  6        $  5         $  6
                                                   ======    =======     =======         ====        ====         ====

Pension

During 1997, the company recognized a charge of approximately $8 million for special termination benefits.

Other Postretirement Benefits

The non-pension postretirement benefit plans are contributory health care and life insurance plans. In August 1993, a Voluntary Employees' Beneficiary Association (VEBA) Trust was established and funded with $10 million of company funds. The company periodically obtains reimbursement for union retiree claims, while other claims are paid from company assets. The participant contributions are immediately used to cover claim payments, and for this reason do not appear as contributions to plan assets.

The assumed health care cost trend rate at December 31, 1998 and 1997, was 5% for those under age 65 and 4.75% for those over age 65, decreasing to 4.5% in subsequent years.

A one-percentage point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by $6 million or $7 million, respectively, and would not have a material effect on aggregate service and interest cost components.

14.    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Purchased in-process research and development (IPR&D) represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased IPR&D must be charged to expense at the date of consummation of the purchase business combination. Accordingly, the company has charged approximately $130 million to expense at the acquisition date for IPR&D related to the BetzDearborn acquisition. (See Note 1.)

The IPR&D projects were principally included in the water treatment and paper process divisions of the acquired business. The former Water Treatment Group
(WTG) provided specialty water and process treatment programs for boiler, cooling, influent, and effluent applications to markets such as refining, chemical, paper, electric utility, food, industrial, commercial and institutional establishments. Overall, the products are used to control corrosion, scale, deposit formation, and microbiological growth, conserve energy and improve efficiency. Additionally, the former Paper Process Group (PPG) brought to market custom-engineered programs for the process-related problems associated with paper production. These problems include deposition, corrosion, microbiological fouling, foam control, deinking and felt conditioning.

The following is a summary of the significant projects and the values assigned:

                                                                                                          (Dollars in millions)
                                                                Estimated
                                            Percent              Cost to        Estimated          Projected
       Project              Group           Complete            Complete        Total Cost        Launch Date       IPR&D Value
       -------              -----           --------            --------        ----------        -----------       -----------
New Blend of Actives
(1)                          PPG              73%                  $.3             $1.0              1999                $38
New  Corrosion
Inhibitor (2)                WTG              31%                  1.5              2.1              2002                 26
Alkaline Drainage Aid
(3)                          PPG              39%                  1.6              2.7              2000                  6

Other major projects         WTG            54% Avg.               3.5              7.6            1999-2001              27

Other major projects         PPG            80% Avg.                .7              3.7            1999-2001              15

All other projects         Various          29% Avg.               4.3              6.1             Various               18
                                            --------             -----            -----                                 ----
Total IPR&D                                   49%                $11.9            $23.2                                 $130
                                            ========             =====            =====                                 ====

1) This project will continuously screen new microbiocidal actives in order to identify promising compounds that may improve current product mix of offerings.

2) This project involves the development of new corrosion control chemistry for application in a range of water treatment systems.

3) This project involves the development of advanced retention, drainage, and formation systems for printing and writing paper.

Due to the uniqueness of each of the projects, the costs and effort required are estimated based on the latest available information. Additionally, the launch date reflects management's best estimate of the time that the company will begin to benefit from cash inflow of the projects. However, there is a risk that certain projects may not be completed successfully for a variety of reasons including: change in strategies, inability to develop a cost efficient treatment, and changes in market demand or customer requirements.

The IPR&D valuation charge was measured by the stage of completion method, primarily calculated by dividing the costs incurred to date by the total estimated costs. These percentages were applied to the results of project-by-project discounted cash flow models that estimated the present value of residual cash flows deemed attributable solely to the underlying IPR&D.

The projected revenues, costs, and margins in the cash flow forecasts are consistent with projections by management based on available historical data. The revenue projections are based on an opportunity analysis for each project, which takes into account market and competitive conditions, potential customers, and strategic goals. The weighted average cost of capital for the overall business was estimated at 11% and the risk-adjusted discount rate used in the IPR&D project valuation model was 13%.

15.    OTHER OPERATING EXPENSES (INCOME), NET

As a result of the BetzDearborn acquisition in the fourth quarter of 1998, Hercules began to formulate and implement a plan to merge the operations of BetzDearborn with Hercules (see Note 1). Additionally, the company reviewed its existing operations and support infrastructure and approved a plan to terminate Hercules employees and exit activities to eliminate redundancies and inefficiencies. As a result, the company incurred charges of approximately $76 million. These charges include employee termination benefits of $31 million; exit costs related to facility closures of $10 million; write-downs of property, plant and equipment of $24 million; and integration expenses of $11 million. Employee termination benefits are for approximately 350 Hercules manufacturing, sales and marketing, administration, technology and support personnel. Facility closures and exit costs relate primarily to Process Chemicals and Services in connection with the acquisition. Write-downs of property, plant and equipment relate to asset impairments in Chemical Specialties and Functional Products resulting from adverse business negotiations, the effects of the BetzDearborn acquisition, and the loss of a customer. Integration expenses include consulting and legal fees, integration bonuses, travel and training, and are expensed as incurred.

Other operating expenses in 1997 included charges of $146 million, primarily associated with reorganization of management and the adoption of new competitive strategies (announced in early 1997). The charges included $122 million related to asset rationalizations and impairment and $24 million related to severance benefits. Included in the $122 million is an impairment loss of $95 million. Additionally, the company recognized approximately $27 million of rationalization charges primarily associated with certain assets, which were no longer being utilized, and lease abandonment costs. Concurrently, management authorized and committed the company to a plan to reduce its work force by approximately 270 employees and accrued $24 million of severance-related benefits. The plan included reorganization of management, reductions in operating personnel at certain domestic and foreign facilities, and the consolidation of certain support functions. Other operating expenses in 1997 also include $13 million of net environmental cleanup costs, principally for nonoperating sites and $8 million of executive retirement benefits.

In 1996, other operating expenses (income), net, included probable recoveries related to environmental remediation of $13 million and reduction in the estimated loss on the divestiture of the Composite Products Division of $5 million.

During 1998, the company paid $10 million of these liabilities. As of December 31, 1998, the remaining liability for these charges is $36 million for termination benefits representing approximately 370 employees and $10 million for other exit costs. Reorganization in the foreign facilities has proceeded slower than anticipated due to changes in the information system implementation schedule, acquisition activity and other corporate initiatives. Management expects to complete remaining actions under this plan during 2000.

16.    INTEREST AND DEBT EXPENSE

       Interest and debt costs are summarized as follows:

                                                                                                  (Dollars in millions)
                                                                                1998            1997              1996
                                                                                ----            ----              ----
Costs incurred                                                                  $114             $47               $40
Amount capitalized                                                                11               8                 5
                                                                                ----             ---               ---

Amount expensed                                                                 $103             $39               $35
                                                                                ====             ===               ===

17.    OTHER INCOME (EXPENSE), NET

       Other income (expense), net, consists of the following:

                                                                                                 (Dollars in millions)
                                                                                1998            1997              1996
                                                                                ----            ----              ----
Interest income                                                                 $ 36            $ 29               $ 5
Net gains on dispositions                                                         23             398                22
Acquisition costs                                                                 --             (20)               --
Legal settlements and accruals                                                   (66)            (41)               --
Interest rate swap termination                                                   (13)             --                --
Miscellaneous income (expense), net                                               (2)              8                (1)
                                                                               -----            ----               ---
                                                                                $(22)           $374               $26
                                                                               =====            ====               ===

Interest income in 1998 and 1997 relates primarily to the $500 million note received upon completion of the Tastemaker monetization. The note was sold during the fourth quarter of 1998 with a net loss of $3 million reported in net gains on dispositions. Also, gains of $12 million and $19 million in 1998 and 1997, respectively, were recorded from the sale of Alliant Techsystems common stock held by Hercules. (See Note 21.) Additionally, 1997 includes a gain of $368 million on the completion of transactions that monetized the company's investment in Tastemaker, a 50%-owned flavors joint venture. Net gains on dispositions in 1996 reflect the sale of real estate and the sale of a product line. Acquisition costs in 1997 represent a charge primarily related to the company's unsuccessful bid for Allied Colloids. The 1998 legal settlements and accruals relate primarily to settlements of Qui Tam ("Whistle Blower") lawsuits. (See Note 22.) The 1998 loss from terminated interest rate swaps is related to the company's financing effort upon the acquisition of BetzDearborn. Miscellaneous income (expense), net, includes net foreign currency gains of $5 million, $19 million, and $11 million in 1998, 1997, and 1996, respectively.

18.    INCOME TAXES

       The domestic and foreign components of income before taxes and effect of change in accounting principle are presented below:

                                                                                               (Dollars in millions)
                                                                     1998                   1997               1996
                                                                     ----                   ----               ----
      Domestic                                                      $(147)                  $396               $250
      Foreign                                                         224                    197                235
                                                                    -----                   ----               ----
                                                                    $  77                   $593               $485
                                                                    =====                   ====               ====

       A summary of the components of the tax provision follows:

                                                                           (Dollars in millions)
                                                                     1998                   1997               1996
                                                                     ----                   ----               ----
      Currently payable
             U.S. federal                                            $(26)                  $169                $33
             Foreign                                                   74                     63                 60
             State                                                    (4)                      2                  9
      Deferred
             Domestic                                                  17                     30                 41
             Foreign                                                    7                      5                 17
                                                                      ---                   ----               ----
      Provision for income taxes                                      $68                   $269               $160
                                                                      ===                   ====               ====


       Deferred tax liabilities (assets) at December 31 consist of:

                                                                                              (Dollars in millions)
                                                                                            1998               1997
                                                                                            ----               ----
      Depreciation                                                                          $153               $119
      Prepaid pension                                                                         93                 82
      Inventory                                                                                6                 15
      Investments                                                                             84                 84
      Other                                                                                   46                 22
                                                                                            ----               ----
      Gross deferred tax liabilities                                                         382                322
                                                                                            ----               ----

      Postretirement benefits other than pensions                                            (81)               (66)
      Accrued expenses                                                                      (126)              (110)
      Loss carryforwards                                                                     (24)               (15)
      Other                                                                                  (31)               (32)
                                                                                            ----               ----
      Gross deferred tax assets                                                             (262)              (223)
                                                                                            ----               ----
      Valuation allowance                                                                     12                 12
                                                                                            ----               ----
                                                                                            $132               $111
                                                                                            ====               ====

         A reconciliation of the U.S. statutory income tax rate to the effective rate follows:

                                                                                        1998        1997      1996
                                                                                        ----        ----      ----
          U.S.  statutory income tax rate                                                35%         35%       35%
          Purchased in-process research and development (Note 14)                        59          --        --
          Goodwill amortization                                                          7           --        --
          Foreign dividends net of credits                                               --           2        --
          State taxes                                                                    2           --         1
          Utilization of operating losses                                               --           --        (2)
          Reserves                                                                     (17)           7        --
          Other                                                                          2            1        (1)
                                                                                       ---          ---       ---
          Effective tax rate                                                            88%          45%       33%
                                                                                       ===          ===       ===

The company provides taxes on undistributed earnings of subsidiaries and affiliates included in consolidated retained earnings to the extent such earnings are planned to be remitted and not reinvested permanently.

The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or U.S. income taxes has been made amounted to approximately $400 million at December 31, 1998. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate because of the availability of tax credits.

19.    EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted-average number of shares of dilutive potential common stock:

                                                (Dollars and shares in millions, except per share)
                                                                   1998        1997         1996
                                                                   ----        ----         ----
Basic EPS computation:
       Income before effect of change in accounting principle     $     9    $   324      $   325
       Effect of change in accounting principle                        --         (5)          --
                                                                  -------    -------      -------
       Net income                                                 $     9    $   319      $   325
                                                                  =======    =======      =======

       Weighted-average shares outstanding                           96.3       99.2        104.9

       Earnings per share before effect of change in
       accounting principle                                       $   .10    $  3.27      $  3.10
       Effect of change in accounting principle                        --       (.05)          --
                                                                  -------    -------      -------
       Earnings per share                                         $   .10    $  3.22      $  3.10
                                                                  =======    =======      =======

Diluted EPS computation:
       Income before effect of change in accounting principle     $     9    $   324      $   325
       Interest on convertible debentures                              --          2            2
       Effect of change in accounting principle                        --         (5)          --
                                                                  -------    -------      -------
       Net Income                                                 $     9    $   321      $   327
                                                                  =======    =======      =======

       Weighted-average shares outstanding                           96.3       99.2        104.9
       Options                                                         .6        1.1          1.9
       Convertible debentures                                          .5        2.1          2.9
                                                                  -------    -------      -------
       Adjusted weighted-average shares                              97.4      102.4        109.7
                                                                  =======    =======      =======

       Earnings per share before effect of change in
       accounting principle                                       $   .10    $  3.18      $  2.98
       Effect of change in accounting principle                        --       (.05)          --
                                                                  -------    -------      -------
       Earnings per share                                         $   .10    $  3.13      $  2.98
                                                                  =======    =======      =======

20.      FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Interest Rate Risk Management

During 1998, interest rate swaps which converted 6.02% average fixed-rate debt to floating-rate debt expired. During the fourth quarter, a series of interest rate swap agreements converting floating rate debt into fixed rate debt ranging from 6.05% to 7.08% per year were terminated primarily in conjunction with the sale of the Tastemaker note (see Note 4) and the BetzDearborn acquisition. New interest rate swaps totaling $1.0 billion were added in the fourth quarter 1998. This series of interest rate swap agreements, maturing from 1999 through December 2002, effectively converts floating-rate debt into debt with a fixed rate ranging from 4.91% to 5.21% per year as a hedge against the company's interest rate exposure on its variable rate debt outstanding. For the years 1998, 1997, and 1996, these contracts resulted in a less than 1% change in the effective interest rate on the weighted-average notional principal amounts outstanding. The aggregate notional principal amounts at the end of 1998 and 1997 were $1.0 billion and $650 million, respectively.

The following table indicates the types of swaps used and their weighted-average interest rates:

                                                                               (Dollars in millions)
                                                                        1998             1997
                                                                        ----             ----
              Pay fixed on swaps notional amount (at year-end)      $  1,000         $    650
              Average pay rate                                           6.4%             6.4%
              Average receive rate                                       5.5%             5.7%

Foreign Exchange Risk Management

The company selectively uses foreign currency forward contracts and currency swaps to offset the effects of exchange rate changes on reported earnings, cash flow, and net asset positions. The primary exposures are denominated in Danish kroner, Dutch guilder, Belgian franc, British pound sterling, and the German mark. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than one year. At December 31, 1998 and 1997, the company had outstanding forward-exchange contracts to purchase foreign currencies aggregating $117 million and $29 million and to sell foreign currencies aggregating $320 million and $171 million, respectively. Non-U.S. dollar cross-currency trades aggregated $380 million and $630 million at December 31, 1998 and 1997, respectively. Currency swap agreements, used to hedge net investment positions, totaled $512 million at December 31, 1998. The forward-exchange contracts and currency swap agreements outstanding at December 31, 1998 will mature during 1999.

Fair Values

The following table presents the carrying amounts and fair values of the company's financial instruments at December 31, 1998 and 1997:

                                                                                             (Dollars in millions)
                                                                        1998                          1997
                                                            ----------------------------  ---------------------------
                                                            Carrying Amount   Fair Value  Carrying Amount  Fair Value
                                                            ---------------   ----------  ---------------  ----------
Investment securities (available for sale)                      $    31        $    31       $    81        $    81
Investment securities (held to maturity)                             --             --           500            500
Long-term debt                                                   (3,096)        (3,101)         (419)          (452)
Company-obligated preferred securities of subsidiary trust         (200)          (200)           --             --
Foreign exchange contracts                                            6*             6             2*             2
Currency swaps                                                        8*             8            --             --
Interest rate swap contracts                                         --              1            (1)*          (12)

*The carrying amount represents the net unrealized gain or net interest payable associated with the contracts at the end of the period.

Fair values of derivative contracts are indicative of cash that would have been required had settlement been December 31, 1998.

Basis of Valuation

Investment securities: Quoted market prices.

Long-term debt: Present value of expected cash flows related to existing borrowings discounted at rates currently available to the company for long-term borrowings with similar terms and remaining maturities.

Company obligated preferred securities of subsidiary trust: Year-end interest rates and company common stock price.

Foreign exchange contracts: Year-end exchange rates.

Currency swaps:  Year-end interest and exchange rates.

Interest rate swap contracts: Bank or market quotes or discounted cash flows using year-end interest rates.

21.     DIVESTITURES

In March 1997, the company completed transactions to monetize its investment in Tastemaker for approximately $608 million, including $108 million in cash and a $500 million, 6.2%, interest-bearing five-year note. Equity in income of affiliated companies included Tastemaker earnings of $11 million in 1997 and $32 million in 1996.

In June 1997, the company completed a joint venture of its polypropylene fiber business with Jacob Holm & Sons A/S (Denmark) in which Hercules owned 51% of the joint venture, which was accounted for on the equity method at that time. In July 1998, Hercules purchased its partner's 49% share of the joint venture, with the operating results of FiberVisions being included in Hercules' consolidated financial statements since the date of acquisition. (See Note 1.)

Pursuant to a 1997 agreement, Hercules sold its remaining shares of Alliant Techsystems Inc. for $12 million in 1998.

In June 1996, the company sold its Composite Products Division for $141 million in cash. Net sales and operating profit of this business were $49 million and $8 million, respectively in 1996.

22.     COMMITMENTS AND CONTINGENCIES

Leases

Hercules has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $35 million in 1998, and $31 million in both 1997 and 1996.

At December 31, 1998, minimum rental payments under noncancelable leases aggregated $317 million with subleases of $30 million. A significant portion of these payments relates to a long-term operating lease for corporate office facilities. The net minimum payments over the next five years are $39 million in 1999, $32 million in 2000, $24 million in 2001, $20 million in 2002, and $18 million in 2003.

Environmental

Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or has been sued for contribution by private parties, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for investigation and cleanup is between $63 million and $199 million. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years.

In 1992, Hercules brought suit against its insurance carriers for past and future costs for cleanup of certain environmental sites. In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas site (see discussion below) was completed. The jury returned a "Special Verdict Form" with findings that will, in conjunction with the court's other opinions, be used by the Court to enter a judgment. The judgment will determine the amount of Hercules recovery for past cleanup expenditures and will state that Hercules is entitled to similar coverage for costs incurred since September 30, 1997 and in the future. Hercules has not included any insurance recovery in the estimates above.

Hercules becomes aware of sites in which it may be, but has not yet been named a PRP, principally through its knowledge of investigation of sites by the U.S. Environmental Protection Agency (EPA) or other government agencies or through correspondence with previously named PRPs requesting information on Hercules' activities at sites under investigation. In addition, Hercules has established procedures for identifying environmental issues at its respective plant sites. Environmental coordinators, familiar with environmental laws and regulations, are resources for identification of environmental issues. Further, Hercules has environmental audit programs, which are designed to identify environmental issues at operating plant sites. Through these programs and information-gathering activities, Hercules identifies potential environmental, regulatory, and remedial issues.

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

On May 21, 1997, the Court issued a ruling that Uniroyal is liable and that Standard Chlorine is not liable to Hercules for contribution. A trial on allocation and damages among Hercules, Uniroyal, and the United States was scheduled to begin October 1998. Through the filing of separate summary judgment motions, Hercules and Uniroyal raised a number of defenses to the United States' ability to recover its costs. On October 23, 1998, the Court denied those motions and granted the United States' summary judgment motion, ordering Hercules and Uniroyal to pay the United States approximately $103 million plus any additional response costs incurred or to be incurred after July 31, 1997. Hercules expects that this amount will be reduced by approximately $7 million, the amount received by the United States in previous settlements with other parties. Trial testimony on the issue of allocation between Hercules and Uniroyal was completed on November 6, 1998. Once a final judgment has been entered, Hercules expects to appeal the Court's determination with respect to its liability, the United States' costs, the divisibility of harm issue, and Standard Chlorine's liability.

At December 31, 1998, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. Hercules does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

Litigation:

The company is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. In these legal proceedings, no specifically identified director, officer, or affiliate is a party or a named defendant. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage, and personal injury matters.

Hercules was a defendant in three Qui Tam (Whistle Blower) lawsuits brought by former employees of the Aerospace business sold to Alliant Techsystems Inc. in March 1995. Among the allegations made in the three lawsuits were allegations relating to submission of false claims and records under various government contracts, delivery of defective products, a deficient quality control program, mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement, and wrongful termination claims. The government, after investigation of the allegations, declined to intervene in two of these lawsuits and partially intervened in the third. In May 1998, Hercules announced that it had agreed to settle the first lawsuit. The settlement was approved by the court and the case was dismissed in July 1998.

In August 1998, the parties to the second lawsuit reached a tentative settlement, subject to approval of the court. Although it did not intervene in the case, the U.S. Department of Justice (DOJ) objected to approval of the tentative settlement, arguing that Hercules should only be released from claims that the government contended were actually investigated, and that the proposed allocation of settlement proceeds between False Claims Act claims and wrongful termination claims should be revised to attribute a higher percentage of recovery to claims arising under the False Claims Act. On February 9, 1999, the court entered a judgment approving the settlement and dismissing the lawsuit. The DOJ has 60 days from that date in which to file a Notice of Appeal, if it chooses to do so.

In February 1998, the parties to the third lawsuit reached a tentative settlement, which has since been finalized, under which all claims alleging mischarging to the Intermediate Nuclear Forces Contract were settled. Other portions of the complaint were not resolved by the settlement. In August 1998, the parties reached a tentative settlement of the remaining portions of the complaint, subject to approval of the Court. The DOJ objected to approval of the tentative settlement, arguing that Hercules should only be released from claims that the government contended were actually investigated, and that the settlement agreement should have contained certain provisions preventing Alliant Techsystems Inc., which was also a defendant in the lawsuit, from recovering certain costs under its government contracts. On February 17, 1999, the Court entered a judgment approving the settlement and dismissing the lawsuit. The DOJ has 60 days from that date in which to file a Notice of Appeal, if it chooses to do so.

As a result of these settlements, the company recognized charges of $4 million and $62 million in 1997 and 1998, respectively.

In addition to the Jacksonville, Arkansas, site litigation described above, two individuals have sued Hercules in a lawsuit captioned Jeffrey Shelton, Jr., et al. v. Hercules Incorporated, Civil No. LR-C-97-131 (E.D. Ark. 1997). These individuals seek medical monitoring and damages for loss of recreational opportunities. They have brought a Resource Conservation and Recovery Act (RCRA) citizens suit against Hercules seeking an injunction which would require Hercules to fund or perform various environmental and health studies and pay for any required remediation to the Bayou Meto. Trial is presently scheduled for August 1999. Further, 19 individuals have sued Hercules in a matter entitled Gary Graham, et al. v. Vertac Chemical Corporation and Hercules Incorporated, No. LR-C-98-678 (E.D. Ark. 1998). These individuals seek damages for personal injuries and diminution of property value as a result of alleged dioxin contamination from the Jacksonville site. Trial is presently scheduled for August 1999. Hercules denies liability in both actions, and Hercules intends to vigorously defend itself.

BetzDearborn, along with Pacific Gas and Electric (PG&E), is a defendant in four lawsuits involving in the aggregate approximately 2,350 plaintiffs pending in the Superior Court of Los Angeles County, California (the Lawsuits). Plaintiffs are comprised primarily of present and former PG&E employees, their families, and residents living in the vicinity of the three PG&E facilities that are the subject of the Lawsuits. Plaintiffs seek unspecified monetary damages (including punitive damages) for personal injuries arising from alleged exposures to chromate-based products sold or allegedly sold by Betz Laboratories, Inc. (predecessor to BetzDearborn) to PG&E for use in the cooling towers located at these facilities. The sales in question occurred or allegedly occurred at various times between 1952 and the mid-1980s, depending upon the facility. In the Acosta, Aguilar, and Aguayo cases, the parties have selected 20 plaintiffs and 2 alternates whose claims will be tried together, and prior to the claims for the remaining plaintiffs in the Lawsuits. It is anticipated that the 20 plaintiffs' claims will be tried in late 1999. BetzDearborn denies any legal liability to plaintiffs, believes it has substantial defenses, and intends to contest the claims vigorously. BetzDearborn further believes that any claim for punitive damages is without any legitimate basis in fact or law. The Lawsuits are captioned as follows: Acosta, et al. v. Betz Laboratories, et al., No. BC 161 669 (1996); Adams, et al. v. Betz Laboratories, et al., No. BC 113 000
(1994); Aguilar, et al. v. Betz Laboratories, et al., No. BC 158 588 (1996); and Aguayo et al. v. Betz Laboratories, et al., No. BC 123 749 (1995).

Although both BetzDearborn and PG&E are named as defendants in each of the Lawsuits, not all plaintiffs seek damages from both defendants. PG&E previously settled a lawsuit brought by many of the same individuals who are plaintiffs in the Adams lawsuit; as a result, PG&E will have no additional liability to those plaintiffs.

In October 1998, BetzDearborn and PG&E settled a fifth lawsuit relating to alleged exposure to chromate-based products sold or allegedly sold by Betz Laboratories, Inc. to PG&E for use in cooling towers at one or more of the PG&E facilities. That lawsuit was captioned Riep, et al. v. Betz Laboratories, et al., No. 984695 (San Francisco County, 1997). The amount of the settlement was not material.

BetzDearborn maintained insurance coverage for the purpose of securing protection against alleged product and other liabilities, and certain of the insurance carriers have undertaken to pay the cost of the defense of the Lawsuits subject to various reservations of rights. BetzDearborn will pursue all available insurance coverage to fund any damages payable to plaintiffs in connection with the Lawsuits (excluding any punitive damages to the extent not recoverable under BetzDearborn's insurance policies).

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

24.     OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

In 1998, Hercules adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement establishes new standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also establishes standards for related disclosure about products and services, geographic area, and major customers. In compliance with SFAS 131 and with the acquisition of BetzDearborn, the company has identified three reportable segments and has restated prior years to conform with the 1998 presentation.

Process Chemicals and Services: (Pulp and Paper and BetzDearborn.) Products and services in this segment are designed to enhance customers' processes and improve their manufacturing costs or environmental impact. Principal products and markets include performance additives and water and process treatment chemicals and related on-site services for a wide variety of industrial and commercial applications including pulp and paper mills, refineries, chemical plants, metals manufacturers, automobile assembly plants and makers of food and beverages.

Functional Products: (Aqualon and Food Gums.) Products from this segment are principally derived from natural resources and are sold as key raw materials to other manufacturers. Principal products and markets include water-soluble polymers and natural gums, used as thickeners, emulsifiers and stabilizers for water-based paints, oil and gas exploration, building materials, dairy and bakery products and other processed food products such as jams, jellies and meats.

Chemical Specialties: (Resins and FiberVisions.) Products in this segment provide low-cost, technology driven solutions to meet customer needs and market demands. Principal products and markets include rosin and hydrocarbon resins for adhesives used in nonwoven fabrics, textile fibers, and adhesive tapes; thermal-bond polypropylene staple fiber for disposable diapers and other hygienic products; and automotive textiles.

The company evaluates performance and makes decisions based primarily on "Profit from Operations" and "Capital Employed." Consolidated capital employed represents the total resources employed in the company and is the sum of total debt, trust preferred securities and stockholders' equity. Capital employed in each reportable segment represents the net operating assets employed to conduct business in that segment and generally includes working capital (excluding cash) and property, plant and equipment. Other assets and liabilities, primarily goodwill and other intangibles, not specifically allocated to business segments, are reflected in "Reconciling Items" in the table below.

Hercules has no single customer representing greater than 10% of its revenues.

GEOGRAPHIC REPORTING

For geographic reporting, no single country, outside the United States, is material for separate disclosure. However, because the company has significant foreign operations, revenues and long-lived assets are disclosed by geographic region.

Revenues are reported on a "customer basis," meaning that net sales are included in the geographic area where the customer is located. Long-lived assets are included in the geographic areas in which the producing entities are located.

Intersegment sales are eliminated in consolidation.

                                                           (Dollars in millions)

                                            PROCESS
                                           CHEMICALS
                                             AND           FUNCTIONAL           CHEMICAL           RECONCILING
INDUSTRY SEGMENTS                          SERVICES         PRODUCTS           SPECIALTIES            ITEMS          CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
                              1998
Net sales                                     $717               $863                 $566              $  (1)             $2,145
Profit (loss) from operations                  131                215                   75               (229)(a)             192
Equity in income of affiliated companies                                                                                       10
Interest and debt expense                                                                                                     103
Other income (expense), net                                                                                                   (22)
                                                                                                                           ------
Income before income taxes                                                                                                     77

Capital employed                               756                392                  388               2,885 (d)          4,421
Capital expenditures                            44                 53                   36                  24                157
Depreciation and amortization                   22                 32                   19                  35                108

------------------------------------------------------------------------------------------------------------------------------------
                              1997

Net sales                                     $443               $898                 $526              $   (1)            $1,866
Profit (loss) from operations                  100                224                   67                (163)(b)            228
Equity in income of affiliated companies                                                                                       30
Interest and debt expense                                                                                                      39
Other income, net                                                                                                             374
                                                                                                                           ------
Income before income taxes                                                                                                    593

Capital employed                               138                355                  168                 723 (d)          1,384
Capital expenditures                            22                 47                   30                  20                119
Depreciation and amortization                   11                 34                   13                  18                 76

------------------------------------------------------------------------------------------------------------------------------------
                              1996

Net sales                                     $452               $924                 $633              $   51 (c)         $2,060
Profit (loss) from operations                  108                220                   95                  18 (c)            441
Equity in income of affiliated companies                           21                                       32                 53
Interest and debt expense                                                                                                      35
Other income, net                                                                                                              26
                                                                                                                           ------
Income before income taxes                                                                                                    485

Capital employed                               137                398                  268                 742 (d)          1,545
Capital expenditures                            14                 48                   31                  27                120
Depreciation and amortization                   13                 49                   20                  26                108

                                UNITED
GEOGRAPHIC AREAS                STATES         EUROPE      AMERICAS (e)   ASIA PACIFIC      TOTAL
--------------------------------------------------------------------------------------------------
                  1998
Net sales                       $  944         $  785         $  258         $  158         $2,145
Long-lived assets (f)            3,083            681            125             97          3,986

                  1997
Net sales                          826            655            212            173          1,866
Long-lived assets (f)              387            309             19             16            731

                  1996
Net sales                          929            726            223            182          2,060
Long-lived assets (f)              529            339             39              9            916

(a) Includes costs for purchased in-process research and development, facility closure and contract termination, employee termination benefits, write-downs of property, plant and equipment, other integration expenses, and amortization of goodwill and intangibles. (See Notes 14 and 15.)

(b) Primarily includes asset rationalizations, impairments and severance costs. (See Note 15.)

(c) Includes revenues and profits pertaining to the Composite Products business sold in June 1996.

(d) Assets and liabilities not specifically allocated to business segments, primarily goodwill, intangibles, and other long-term assets net of liabilities.

(e)      Ex-U.S.A.

(f) Long-lived assets include Property, plant and equipment, Goodwill and Other intangible assets. In 1998, the goodwill and other intangible assets related to the BetzDearborn acquisition are reflected in the United States region. Once the purchase price allocation is completed, these assets will be reported in the appropriate regions.

Hercules Incorporated

Summary of Quarterly Results (Unaudited) (Dollars in millions, except per share)

                                      1st Quarter         2nd Quarter         3rd Quarter        4th Quarter             Year
                                      1998      1997      1998      1997      1998      1997     1998       1997     1998      1997
-----------------------------------------------------------------------------------------------------------------------------------
         Operating Results
         -----------------
Net sales                          $   430   $   495   $   445   $   502   $   510   $   448  $   760    $   421   $2,145    $1,866
Cost of sales                          262       320       267       314       323       270      435        265    1,287     1,169
SG&A and R&D                            74        80        80        82        88        71      218         71      460       304
Purchased in-process
   research and development             --        --        --        --        --        --      130         --      130        --
Other operating expenses
   (income), net                        --       163        (3)       (1)       (2)       --       81          3       76       165
                                   -------   -------   -------   -------   -------   -------  -------    -------   ------    ------

Profit (loss) from operations           94       (68)      101       107       101       107     (104)        82      192*      228*
Equity income                            5        17         5         4        --         4       --          5       10        30
Interest and debt expense               11        10        13         9        18        10       61         10      103        39
Other income (expense), net            (44)      335        16        13        18        22      (12)         4      (22)      374
                                   -------   -------   -------   -------   -------   -------  -------    -------   ------    ------

Income (loss) before income
   taxes and effect of change in
   accounting principle                 44       274       109       115       101       123     (177)        81       77       593
Income taxes                            16       166        35        40        30        41      (13)        22       68       269
                                   -------   -------   -------   -------   -------   -------  -------    -------   ------    ------
Income (loss) before effect of
   change in accounting principle       28       108        74        75        71        82     (164)        59        9       324
Effect of change in accounting
   principle                            --        --        --        --        --        --       --         (5)      --        (5)
                                   -------   -------   -------   -------   -------   -------  -------    -------   ------    ------
Net income (loss)                  $    28   $   108   $    74   $    75   $    71   $    82  $  (164)   $    54   $    9    $  319
                                   =======   =======   =======   =======   =======   =======  =======    =======   ======    ======


Earnings per share**
Basic:
   Earnings before effect
     of change in
     accounting principle          $   .29   $  1.07   $   .78   $   .75   $   .75   $   .83  $ (1.64)   $   .62   $  .10    $ 3.27
   Effect of change in
     accounting principle               --        --        --        --        --        --       --       (.05)      --      (.05)
                                   -------   -------   -------   -------   -------   -------  -------    -------   ------    ------
   Earnings (loss) per share       $   .29   $  1.07   $   .78   $   .75   $   .75   $   .83  $ (1.64)   $   .57   $  .10    $ 3.22
                                   =======   =======   =======   =======   =======   =======  =======    =======   ======    ======
Diluted:
   Earnings before effect
     of change in
     accounting principle          $   .29   $  1.03   $   .77   $   .73   $   .74   $   .81  $ (1.64)   $   .61   $  .10    $ 3.18
   Effect of change in
     accounting principle               --        --        --        --        --        --       --       (.05)      --      (.05)
                                   -------   -------   -------   -------   -------   -------  -------    -------   ------    ------
   Earnings (loss) per share       $   .29   $  1.03   $   .77   $   .73   $   .74   $   .81  $ (1.64)   $   .56   $  .10    $ 3.13
                                   =======   =======   =======   =======   =======   =======  =======    =======   ======    ======


 *Includes one-time charges of $215 million in 1998 (see Notes 14 and 15) and $167 million in 1997 (see Note 15).

**Earnings per share calculations for each of the quarters are based on the weighted-average number of shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year's earnings per share amounts.

PRINCIPAL CONSOLIDATED, WHOLLY OWNED SUBSIDIARIES (DIRECTLY OR INDIRECTLY)


AUSTRIA

Patex Chemie GmbH, Traun


THE BAHAMAS

Hercules International Trade Corporation Limited (HINTCO), Nassau


BELGIUM

Hercules Belgium N.V., Doel/Beringen

S.A. Hercules Europe N.V., Brussels


BERMUDA

Curtis Bay Insurance Co., Ltd., Hamilton


BRAZIL

Citrus Colloids SA, Limeira


CANADA

Genu Products Canada Ltd., Pubnico, Nova Scotia

Hercules Canada Inc., Mississauga, Ontario


CHINA

Hercules China Limited, Hong Kong

Special Administrative Region


CZECH REPUBLIC

Hercules CZ s.r.o., Prague


DENMARK

Copenhagen Pectin A/S, Lille Skensved


ENGLAND

Hercules Limited, Surrey

Alliance Technical Products, Stonehouse


FINLAND

Oy Hercofinn Ab, Helsinki


FRANCE

Aqualon France B.V., Rueil

Hercules S.A., Rueil


GERMANY

Hercules GmbH, Dusseldorf

Pomosin GmbH, Grossenbrode


ITALY

Hercules Italia S.p.A., Milan


JAPAN

Hercules Japan Ltd., Tokyo


MEXICO

Quimica Hercules, S.A. de C.V., Mexico City


THE NETHERLANDS

Hercules B.V., Rijswijk


THE PHILIPPINES

Hercules Ultramarine Inc., Cebu


POLAND

Hercules Polska Sp. z. o. o., Warsaw


SINGAPORE (REPUBLIC OF)

Hercules Singapore Pte Ltd., Singapore


SPAIN

Hercules Quimica, S.A., Tarragona

SWEDEN

Hercules AB, Goteborg


UNITED STATES

BetzDearborn Inc., Trevose, Pennsylvania

Hercules Finance Company, Wilmington, Delaware

FiberVisions L.L.C., Wilmington, Delaware


VIRGIN ISLANDS

Hercules Overseas Corporation, St. Thomas


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

Information regarding directors and nominees for directors of the company is included under the caption entitled "Re-election of Directors" on page 8 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers begins on page 16 of that report.

Disclosure of information for directors, officers, and other persons not meeting the timely reporting requirements under section 16(a) of the Exchange Act is contained in the Proxy Statement under the caption entitled "Compliance With
Section 16(a) Reporting" on page 22 and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT:

     The name, age, and current position of each executive officer (as defined by Securities and Exchange Commission rules) of the company as of March 1, 1999, are listed below. Each of the officers, except Richard G. Dahlen, has served in one or more executive capacities with the company and/or its affiliates during the past five years. Richard Dahlen was employed by Monsanto Company for 30 years, holding positions in its Law Department. He joined Hercules in 1996 as vice president and general counsel. There are no family relationships among executive officers.


NAME                         AGE     CURRENT POSITION
R. Keith Elliott             57      Chairman and Chief Executive Officer
Vincent J. Corbo             55      President and Chief Operating Officer
Dominick W. DiDonna          50      Senior Vice President and General Manager, Pulp and Paper
George MacKenzie             49      Senior Vice President and Chief Financial Officer
Larry V. Rankin              55      Senior Vice President and General Manager, BetzDearborn
Harry J. Tucci               58      Senior Vice President, Corporate Development
June B. Barry                47      Vice President, Human Resources
Thomas A. Ciconte, Jr.       51      Vice President, External Affairs and International
Richard G. Dahlen            59      Vice President and General Counsel
Israel J. Floyd              52      Corporate Secretary and Assistant General Counsel
Bruce W. Jester              47      Vice President, Taxes
Vikram Jog                   42      Vice President and Controller
Jan M. King                  49      Vice President and Treasurer
Michael J. Scott             47      Vice President, Business Analysis, and Assistant Controller
David L. Chester             47      Assistant Controller
Stuart C. Shears             48      Assistant Treasurer


ITEM 11. EXECUTIVE COMPENSATION:

Information regarding executive compensation of Hercules' directors and executive officers is included in the Proxy Statement under the caption entitled "Board of Directors - Highlights" on page 13, and the caption entitled "Report of the Compensation Committee" on pages 19 through 21, respectively, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the company is included under the caption entitled "Stock Ownership of Directors and Officers" on page 22 of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

In 1998, no director or officer had an involvement in such transactions of a nature or magnitude to require disclosure under the applicable SEC thresholds.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

                  (a)   Documents filed as part of this Report:

                        1.    Financial Statements

                              See Item 8 for an Index to the Consolidated
                              Financial Statements of Hercules Incorporated.

                              Also filed herewith are BetzDearborn Inc.
                              Unaudited Interim Financial Statements and an Unaudited Pro Forma Condensed Combined Statement of Income of Hercules Incorporated.

         BETZDEARBORN INTERIM FINANCIAL STATEMENTS                                                    PAGE
         -----------------------------------------
         Consolidated Statements of Income for the nine months ended September 30, 1998
                     and 1997 (Unaudited) .....................................................         55
         Consolidated Statements of Cash Flows for the nine months ended September 30, 1998
                     and 1997 (Unaudited) .....................................................         56
         Consolidated Statements of Stockholders' Equity for the nine months ended
                     September 30, 1998 and 1997 (Unaudited) ..................................         57
         Notes to Consolidated Financial Statements (Unaudited) ...............................      58-59

         PRO FORMA FINANCIAL STATEMENTS OF HERCULES INCORPORATED
         -------------------------------------------------------
         Unaudited Pro Forma Condensed Combined Statement of Income for the Year Ended
                     December 31, 1998 ........................................................         60
         Notes to Unaudited Pro Forma Condensed Combined Statement of Income ..................         61

                        2.    Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts ......................................         62

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

                  (b) Reports on Form 8-K.

                                                            Financial Statements
         Report        Date of Report          Item Nos.           Included
         --------------------------------------------------------------------------------
         8-K           October 15, 1998        2, 5 and 7            Yes
         8-K           November 12, 1998       5                     No
         8-K/A         October 15, 1998        7                     Yes
         8-K           March 5, 1999           5 and 7               Yes
         8-K           March 17, 1999          5                     No

BETZDEARBORN INC.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                                        (Dollars in  millions, except per share)

                                                      Nine months ended September 30,
-------------------------------------------------------------------------------------
                                                            1998           1997
                                                           -----          -----
Net Sales                                                  $ 948          $ 961
Cost of Sales                                                390            384
Selling, general, and administrative expenses                400            407
Research and development                                      30             31
                                                           -----          -----
Profit from operations                                       128            139

Interest and debt expense                                     29             35
Other income (expense), net                                  (12)            (1)
                                                           -----          -----
Income before income taxes                                    87            103
Income tax expense                                            31             37
                                                           -----          -----
Net Income                                                 $  56          $  66
                                                           =====          =====

Earnings per share:
            Basic                                          $1.76          $2.18
            Diluted                                         1.66           2.02


See notes to consolidated financial statements.

     BETZDEARBORN INC.
     CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)      (Dollars in millions)

                                                                       Nine months ended September 30,
                                                                             1998           1997
                                                                            -----          -----
      NET CASH PROVIDED BY OPERATING ACTIVITIES                             $ 122          $  62

      INVESTING ACTIVITIES
               Expenditures for property, plant and equipment                 (71)           (55)
               Proceeds from sales of long-term assets                          6              8
               Purchases of businesses and long-term investments               (3)            --
               Other, net                                                      --             (1)
                                                                            -----          -----

                              Net cash used in investing activities           (68)           (48)

      FINANCING ACTIVITIES
               Net long-term repayments under credit facilities               (17)           (17)
               Net short-term (repayments) borrowings                         (22)            10
               Dividends paid                                                 (39)           (38)
               Proceeds from issuance of common shares, including
                    treasury shares                                            12             40
                                                                            -----          -----

                              Net cash used in financing activities           (66)            (5)

      Effect of exchange rate changes on cash                                  (3)            (1)
                                                                            -----          -----

               Increase (decrease) in cash and cash equivalents               (15)             8

      Cash and cash equivalents at beginning of period                         37             38
                                                                            -----          -----

      Cash and cash equivalents at end of period                            $  22          $  46
                                                                            =====          =====


See notes to consolidated financial statements

BETZDEARBORN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                           (Dollars in millions)

                                                                Capital in                                                 Foreign
                                                                 excess of                                                currency
                                                    Common    par value of    Retained   Treasury       Unearned       translation
                                                     stock           stock    earnings      stock   compensation       adjustments
                                                    ------    ------------    --------   --------   ------------       -----------
Balance at December 31, 1996                           $ 3            $ 94        $464     $ (188)           $(4)             $ 10
     (common shares: issued 33,637,359;
     reacquired, 5,509,124)
     Net earnings                                                                   66
     Dividends on preferred shares ($12.00 per
     share)                                                                         (6)
     Dividends on common shares ($1.13 per
     share)                                                                        (21)
     Impact of shares issued under employee
     stock plans                                                        22           6         23              --
         Incentive plans, net, 998,158 shares
         including 992,129 from reacquired stock
     Currency translation adjustments                                                                                          (42)

                                                    ------            ----    --------     ------             ---        ---------
Balance at September 30, 1997                          $ 3            $116       $ 509     $ (165)            $(4)            $(32)
                                                    ======            ====    ========     ======             ====       =========


                                                                Capital in                                                 Foreign
                                                                 excess of                                                currency
                                                    Common    par value of    Retained   Treasury       Unearned       translation
                                                     stock           stock    earnings      stock   compensation       adjustments
                                                    ------    ------------    --------   --------   ------------       -----------
Balance at December 31, 1997                           $ 3            $132        $501      $(155)           $(4)             $(31)
     (common shares: issued 33,631,330;
     reacquired, 4,181,807)
     Net earnings                                                                   56
     Dividends on preferred shares ($12.00 per                                      (6)
     share)
     Dividends on common shares ($1.14 per
     share)                                                                        (22)
     Impact of shares issued under employee
     stock plans                                                         6                     11             --
         Incentive plans, net, 389,282 shares
         including 386,675 from reacquired stock
     Currency translation adjustments                                                                                          (18)
                                                    ------            ----    --------     ------             ---        ---------
Balance at September 30, 1998                          $ 3            $138        $529      $(144)           $(4)             $(49)
                                                    ======            ====    ========     ======             ====       =========


See notes to consolidated financial statements.

BETZDEARBORN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1998 AND 1997

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of BetzDearborn Inc. (the "Company") for the nine-month periods ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Certain amounts in the financial statements for the year ended December 31, 1997 have been reclassified to conform with 1998 classifications. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results for the full year ended December 31, 1998.

Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," requires the Company to report in its financial statements all non-owner related changes in equity for the periods being reported. Comprehensive income for the nine-month periods ended September 30, 1998 and 1997 was $38 million and $24 million, respectively, consisting of net income and foreign currency translation adjustments.

In the fourth quarter of 1997, the Company changed its method of accounting for business process reengineering costs incurred in connection with its ongoing major project that combined business process reengineering and information technology transformation. This accounting change was mandated by the consensus position of the Financial Accounting Standards Board's Emerging Issues Task Force (Issue No. 97-13). Effective October 1, 1997, all such costs were expensed as incurred, whereas previously such costs were capitalized. In the fourth quarter of 1997, business process reengineering costs capitalized through September 30, 1997 were written off as a cumulative effect type adjustment.

Note 2 - Common Shares Reserved for Stock Plans

At September 30, 1998, 4,917,827 and 426,482 Common Shares were reserved for possible issuance pursuant to the exercise of stock options and grants under the Company's Stock Option and Incentive Plans, respectively. An additional 256,508 Common Shares were reserved for purchase through payroll deductions under the terms of the Employee Stock Purchase Plan. Further, 2,673,000 Common Shares were reserved for possible conversion of the Series A ESOP Convertible preferred stock.

Note 3 - Earnings per Share

In compliance with Financial Accounting Standards Board Statement No. 128, "Earnings per share," the Company changed its method of computing earnings per share and restated the prior year to conform to the new requirements. Basic and diluted earnings per share as calculated under Statement 128 were as follows (in millions, except per share amounts):

                                                                                   Nine months ended September 30,
                                                                                            1998              1997
  Basic Earnings per Share:
                    Net earnings                                                        $     56          $     66
                    Effect of preferred stock dividends, net of taxes                         (4)               (4)
                                                                                        --------          --------

                    Net earnings available to common shareholders                       $     52          $     62
                                                                                        ========          ========

                    Average Common Shares outstanding - basic                               29.5              28.6

                    Basic Earnings per Common Share                                     $   1.76          $   2.18
                                                                                        ========          ========

  Diluted Earnings per Share:
                    Net earnings                                                        $     56          $     66
                    Effect of ESOP charge to operations assuming conversion
                    of Series A ESOP Convertible Preferred Shares, net of taxes               (2)               (2)
                                                                                        --------          --------

                    Net earnings available to common shareholders                       $     54          $     64
                                                                                        ========          ========

                    Average Common Shares outstanding - basic                               29.5              28.6
                    Effect of dilutive securities:
                    Contingently issuable shares                                              .2                .1
                    Employee stock options                                                    .1                .5
                    Assumed conversion of Series A ESOP Convertible
                          Preferred Shares                                                   2.6               2.7
                                                                                        --------          --------

                    Average Common Shares outstanding - diluted                             32.4              31.9
                                                                                        ========          ========

                    Diluted Earnings per Common  Share                                  $   1.66          $   2.02
                                                                                        ========          ========


Note 4 - Subsequent Event

On October 15, 1998, BetzDearborn and Hercules Incorporated completed the Agreement and Plan of Merger, dated July 30, 1998, with BetzDearborn surviving the merger as a wholly owned subsidiary of Hercules Incorporated.

PRO FORMA FINANCIAL STATEMENTS OF HERCULES INCORPORATED (Unaudited)

The Unaudited Pro Forma Condensed Combined Statement of Income of Hercules Incorporated for the year ended December 31, 1998 reflects the acquisition of BetzDearborn Inc. as if it had occurred at the beginning of the year ended December 31, 1998. The pro forma information is based on the historical financial statements of Hercules and BetzDearborn after giving effect to the acquisition using the purchase method of accounting and a preliminary purchase price allocation. The actual allocation of the purchase price is expected to be completed during 1999, based on a complete evaluation of the assets acquired and liabilities assumed. Accordingly, the information presented herein may differ from the final purchase price allocation. The Unaudited Pro Forma Condensed Combined Statement of Income also reflects assumptions and adjustments deemed appropriate by Hercules management, which are described in the accompanying notes to the Unaudited Pro Forma Condensed Combined Statement of Income. Cost savings benefits from synergies to be derived from the planned acquisition, which may be significant, are not reflected in the Unaudited Pro Forma Condensed Combined Statement of Income.

The Unaudited Pro Forma Condensed Combined Statement of Income does not purport to be indicative of Hercules' results of operations had the planned acquisition actually occurred on the date assumed nor is it necessarily indicative of Hercules' future operating results. The Unaudited Pro Forma Condensed Combined Statement of Income should be read in conjunction with the audited consolidated financial statements of Hercules and the notes thereto set forth in Part II,
Item 8, of this Form 10-K, and the historical consolidated financial statements of BetzDearborn and the notes thereto set forth in BetzDearborn's 1997 Annual Report on Form 10-K and the unaudited financial statements of BetzDearborn for the periods ended March 31, 1998 and June 30, 1998, as set forth in its quarterly reports on Form 10-Q for those periods.

HERCULES INCORPORATED

PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME (UNAUDITED)
                                         (Dollars in millions, except per share)

                                                                                     Year ended December 31, 1998
                                                  ---------------------------------------------------------------
                                                                  BetzDearborn
                                                  Hercules as         1/1/98 -          Pro forma       Pro forma
                                                     Reported          9/30/98        Adjustments        Combined
                                                  ---------------------------------------------------------------
Net sales                                             $ 2,145          $   948        $                   $ 3,093
Cost of sales                                           1,287              390                (12)(a)       1,665
Selling, general, and administrative expenses             399              400                 48 (b)         835
                                                                                              (12)(c)

Research and development                                   61               30                                 91
Purchased in-process research and development             130               --               (130)(d)          --
Other operating expenses (income), net                     76                                 (11)(e)          65
                                                      -------          -------             ------         -------
Profit from operations                                    192              128                117             437

Equity in income of affiliated companies                   10               --                                 10
Interest and debt expense                                 103               29                150(f)          282
Other income (expense), net                               (22)             (12)                               (34)
                                                      -------          -------             ------         -------
Income before income taxes                                 77               87                (33)            131
Income tax expense                                         68               31                (44)(g)          55
                                                      -------          -------             ------         -------

Net income                                            $     9          $    56             $   11         $    76
                                                      =======          =======             ======         =======

Earnings per share
            Basic                                     $   .10                                             $   .75
            Diluted                                   $   .10                                             $   .75

Weighted-average shares outstanding
            Basic                                        96.3                                               100.7 (h)
            Diluted                                      97.4                                               101.8 (h)

The accompanying notes are an integral part of the unaudited pro forma condensed combined statement of income.

HERCULES INCORPORATED
NOTES TO PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME (UNAUDITED)
                                                           (Dollars in millions)

(a) To record the net change in depreciation expense resulting from the increase in fair value of fixed assets and the adjustment to estimated useful lives.

(b) To record amortization of goodwill of $2,074 over its estimated useful life of 40 years, and amortization of other identified intangible assets of $145 over their estimated useful lives ranging from 10 to 15 years.

(c) To eliminate historical BetzDearborn goodwill and intangible amortization.

(d) To remove nonrecurring write-off of purchased in-process research and development.

(e)      To remove nonrecurring integration charges related to the acquisition.

(f) To record incremental interest expense at an assumed interest rate of 7.3%, approximate borrowing rate for Hercules, on borrowings under the $3,650 credit facility used to finance the BetzDearborn acquisition and amortization of debt issuance costs.

(g) To record the tax effect of the pro forma adjustments at the statutory rate of 35% for the period presented. In-process research and development and amortization of goodwill (substantially non-deductible) have not been tax effected.

(h) Shares of the BetzDearborn ESOP were exchanged for approximately 5.9 million Hercules common shares and are considered outstanding.

HERCULES INCORPORATED
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS            (Dollars in millions)

                         Col. A.                              Col. B               Col. C                  Col. D         Col. E
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Additions
                                                                          -------------------------
                                                          Balance at    Charged to     Charged to                     Balance
                                                         beginning of   costs and       other                        at end of
                       Description                         period       expenses       accounts       Deductions       period
----------------------------------------------------------------------------------------------------------------------------------
1998
---------
Allowance for doubtful accounts                              $ 3          --             $10(a)          --              $13

Tax valuation allowance                                       12          --              --             --               12

1997
---------
Allowance for doubtful accounts                              $ 4          --              --              1(b)           $ 3

Tax valuation allowance                                       15          --              --              3(c)            12


1996
---------
Allowance for doubtful accounts                              $ 5          --             --               1(b)           $ 4

Tax valuation allowance                                       15          --              --             --               15



(a)         Primarily a result of 1998 acquisitions.
(b)         Write-off of uncollectible accounts, net of recoveries.
(c)         Utilization of net operating loss carryforwards.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

                                             HERCULES INCORPORATED

                                        By   GEORGE MACKENZIE
                                             -----------------------------------
                                             George MacKenzie, Senior Vice
                                                  President and Chief Financial
                                                  Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 1999.

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
      Chairman and Chief Executive Officer            R. KEITH ELLIOTT
                                                      -----------------
                                                      R. Keith Elliott

PRINCIPAL FINANCIAL OFFICER:
      Senior Vice President and
      Chief Financial Officer                         GEORGE MACKENZIE
                                                      -----------------
                                                      George MacKenzie

PRINCIPAL ACCOUNTING OFFICER:
      Vice President and Controller                   VIKRAM JOG
                                                      -----------------
                                                      Vikram Jog

DIRECTORS:

                                VINCENT J. CORBO
                            -------------------------
                                Vincent J. Corbo


                                JOHN G. DROSDICK
                            -------------------------
                                John G. Drosdick


                            RICHARD M. FAIRBANKS, III
                            -------------------------
                            Richard M. Fairbanks, III


                                 ALAN R. HIRSIG
                            -------------------------
                                 Alan R. Hirsig


                                EDITH E. HOLIDAY
                            -------------------------
                                Edith E. Holiday


                                 ROBERT G. JAHN
                            -------------------------
                                 Robert G. Jahn


                                GAYNOR N. KELLEY
                            -------------------------
                                Gaynor N. Kelley


                             RALPH L. MACDONALD, JR.
                            -------------------------
                             Ralph L. MacDonald, Jr.


                               H. EUGENE MCBRAYER
                            -------------------------
                               H. Eugene McBrayer


                                PETER MCCAUSLAND
                            -------------------------
                                Peter McCausland


                                JOHN A. H. SHOBER
                            -------------------------
                                John A. H. Shober


                                 PAULA A. SNEED
                            -------------------------
                                 Paula A. Sneed

                                  EXHIBIT INDEX

NUMBER                                 DESCRIPTION                                            INCORPORATED BY REFERENCE TO
2-A      Agreement and Plan of Merger among Hercules Incorporated, Water           Exhibit 2.1, BetzDearborn Inc. Current Report on
         Acquisition Company, and BetzDearborn Inc., dated July 30, 1998           Form 8-K, filed July 30, 1998

3-A.1    Restated Certificate of Incorporation of Hercules Incorporated as         Exhibit 3-A, Annual Report on Form 10-K, filed
         revised and amended July 6, 1988                                          March 26, 1993

3-A.2    Certificate of Amendment to Hercules' Restated Certificate of             Exhibit 4.1a, Registration Statement on Form S-3,
         Incorporation as revised and amended October 24, 1995                     filed September 15, 1998

3-B      By-Laws of Hercules Incorporated as revised and amended October 30,       Exhibit 3-B, Annual Report on Form 10-K, filed
         1991                                                                      March 26, 1993

4-C Junior Subordinated Debentures Indenture, dated November 12, 1998, between Hercules Incorporated and The Chase Manhattan Bank, as Trustee

4-D      First Supplemental Indenture, dated November 12, 1998, between Hercules
         Incorporated and The Chase Manhattan Bank, as Trustee

4-E Preferred Securities Guarantee Agreement, dated November 12, 1998, executed by Hercules Incorporated and The Chase Manhattan Bank, as
         Trustee, with respect to Hercules Trust V

4-F      Amended and Restated Trust Agreement of Hercules Trust V, dated
         November 12, 1998

4-G      Remarketing Agreement, dated November 12, 1998, among Hercules
         Incorporated, Hercules Trust V and NationsBanc Montgomery Securities
         LLC

4-H      Form of Junior Subordinated Debenture Indenture between Hercules          Exhibit 4.4, Amendment No. 1 to Registration
         Incorporated and The Chase Manhattan Bank, as Trustee                     Statement on Form S-3, filed October 29, 1998

4-I      Officers' Certificate, dated as of March 17, 1999, pursuant to the        Exhibit 4.1, Current Report on Form  8-K, dated
         Junior Subordinated Debenture Indenture between Hercules Incorporated     March 17, 1999
         and The Chase Manhattan Bank, as Trustee

4-J      Form of Preferred Securities Guarantee by Hercules Incorporated and The   Exhibit 4.28, Amendment No. 1 to Registration
         Chase Manhattan Bank, as trustee, with respect to Hercules Trust I        Statement on Form S-3, filed October 29, 1998

4-K      Form of Amended and Restated Trust Agreement of Hercules Trust I          Exhibit 4.13, Amendment No. 1 to Registration
                                                                                   Statement on Form S-3, filed October 29, 1998

NUMBER                                 DESCRIPTION                                            INCORPORATED BY REFERENCE TO
4-L      Form of 9.42% Trust Originated Preferred Securities of Hercules Trust I   Exhibit 4.2, Current Report on Form  8-K, dated
                                                                                   March 17, 1999

4-M      Form of 9.42% Junior Subordinated Deferrable Interest Debentures due      Exhibit 4.3, Current Report on Form  8-K, dated
         2029                                                                      March 17, 1999

Hercules is party to several long-term debt instruments under which in each case the total amount of securities authorized does not exceed 10% of the total assets of Hercules. Hercules agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10-A     Hercules Incorporated Unit Incentive Plan                                 Appendix A, Notice of Annual Meeting and Proxy
                                                                                   Statement Dated February 10, 1969*.

10-B     Hercules Executive Survivor Benefit Plan                                  Exhibit 10-D, Annual Report on Form 10-K, filed
                                                                                   March 27, 1981*.

10-C     Hercules Incorporated Phantom Stock Plan                                  Exhibit E, Notice of Annual Meeting and Proxy
                                                                                   Statement Dated February 14, 1986*

10-D     Hercules Incorporated Restricted Stock Plan of 1986                       Exhibit B. Notice of Annual Meeting and Proxy
                                                                                   Statement Dated February 14, 1986*

10-E     Hercules Incorporated Stock Option Plan of 1986                           Exhibit D. Notice of Annual Meeting and Proxy
                                                                                   Statement Dated February 14, 1986*

10-F     Hercules Incorporated Deferred Compensation Plan                          Exhibit 10-I, Annual Report on Form 10-K, filed
                                                                                   March 29, 1988*

10-H     Hercules Incorporated Annual Management Incentive Compensation Plan       Exhibit 10-H, Annual Report on Form 10-K, filed
                                                                                   March 26, 1993

10-I     Hercules Incorporated 1993 Nonemployee Director Stock Accumulation Plan   Exhibit 4.1, Registration Statement on Form S-8,
                                                                                   filed July 16, 1993

10-J     Hercules Incorporated Deferred Compensation Plan for Nonemployee          Exhibit 10-J, Annual Report on Form 10-K, filed
         Directors                                                                 March 26, 1993

10-L     Hercules Employee Pension Restoration Plan                                Exhibit 10-L, Annual Report on Form 10-K, filed
                                                                                   March 26, 1993

10-M     Form of Employment Contract between the company and certain directors     Exhibit 10-J, Annual Report on Form 10-K, filed
         and officers of the company                                               March 29, 1988*

10-N     Form of Indemnification Agreement between the company and certain         Annex II, Notice of Annual Meeting and Proxy
         directors and officers of the company                                     Statement Dated February 19, 1987*

10-P     Hercules Incorporated Amended and Restated Long Term Incentive            Exhibit 10-P, Annual Report on Form 10-K, filed
         Compensation Plan                                                         March 31, 1995

NUMBER                                 DESCRIPTION                                            INCORPORATED BY REFERENCE TO
10-Q     Credit Agreement, dated October 15, 1998, among the company,              Exhibit 10.1, Current Report on Form 8-K, filed
         Administrative Agent, and the lender's party thereto                      October 29, 1998

10-R     Forward Underwriting Agreement, dated November 12, 1998, between
         NationsBanc Montgomery Securities and Hercules Incorporated

10-S     Underwriting Agreement, dated March 12, 1999, among Hercules              Exhibit 1.1, Current Report on Form 8-K, dated
         Incorporated, Hercules Trust I and the Underwriters named therein         March 17, 1999

10-T Employment Agreement effective August 1 1998, between the company and Vincent J. Corbo

10-U     Employment Agreement dated October 15, 1998, between the company and
         William R. Cook

21       Subsidiaries of the Registrant                                            Page 52 of 1998 Form 10-K. See Part II, Item 8

23-A     Consent of Independent Accountants

27       Financial Data Schedule

* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference should be located in SEC File No. 1-496.