Form 10-Q
period 1999-03-31
HERCULES INC
filed 1999-05-17
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999
                          Commission file number 1-496

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

As of April 30, 1999, 100,780,525 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions, except per share)


                                                                 (Unaudited)
                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              1999         1998
                                                              -----       -----
Net sales .............................................       $ 791       $ 430
Cost of sales .........................................         423         262
Selling, general, and administrative expenses .........         197          60
Research and development ..............................          21          13
Goodwill and intangible asset amortization ............          20           1
Other operating expenses, net .........................           7          --
                                                              -----       -----

Profit from operations ................................         123          94

Equity in income of affiliated companies ..............           1           5
Interest and debt expense .............................          65          11
Other income (expense), net ...........................           3         (44)
                                                              -----       -----

Income before income taxes ............................          62          44
Provision for income taxes ............................          24          16
                                                              -----       -----

Net income ............................................       $  38       $  28
                                                              =====       =====

Earnings per share:
     Basic ............................................       $0.37       $0.29
                                                              =====       =====
     Diluted ..........................................       $0.37       $0.29
                                                              =====       =====

Dividends per share ...................................       $0.27       $0.27
                                                              =====       =====

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

                                                                   (Unaudited)
                                                              March 31,   December 31,
                                                                1999         1998
                                                               -------      -------
ASSETS
Current assets
   Cash and cash equivalents .............................     $    46      $    68
   Accounts and notes receivable, net ....................         682          663
   Inventories
     Finished products ...................................         223          218
     Materials, supplies, and work in process ............         195          198
   Deferred income taxes .................................          82           93
                                                               -------      -------
     Total current assets ................................       1,228        1,240

Property, plant, and equipment ...........................       2,980        3,037
Accumulated depreciation and amortization ................       1,600        1,599
                                                               -------      -------
   Net property, plant, and equipment ....................       1,380        1,438

Goodwill and other intangible assets (net of accumulated
   amortization - 1999, $70; 1998, $50) ..................       2,545        2,548
Other assets .............................................         630          607
                                                               -------      -------
     Total assets ........................................     $ 5,783      $ 5,833
                                                               =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ......................................     $   230      $   270
   Accrued expenses ......................................         455          466
   Short-term debt .......................................         267          566
   Income taxes payable ..................................          36           15
                                                               -------      -------
     Total current liabilities ...........................         988        1,317

Long-term debt ...........................................       3,020        3,096
Deferred income taxes ....................................         235          225
Postretirement benefits and other liabilities ............         417          436

Guaranteed preferred beneficial interests in Company's
     subordinated debentures .............................         562          200

Stockholders' equity
   Common stock (shares issued: 1999 - 154,833,121;
     1998 - 154,823,496) .................................          81           81
   Additional paid-in capital ............................         504          504
   Unearned compensation .................................        (130)        (130)
   Foreign currency translation adjustment ...............         (23)         (13)
   Retained earnings .....................................       2,079        2,068
                                                               -------      -------
                                                                 2,511        2,510
Reacquired stock, at cost (shares: 1999 - 53,975,959;
     1998 - 53,995,692) ..................................       1,950        1,951
                                                               -------      -------
     Total stockholders' equity ..........................         561          559
                                                               -------      -------
     Total liabilities and stockholders' equity ..........     $ 5,783      $ 5,833
                                                               =======      =======

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW

(Dollars in millions)

                                                                 (Unaudited)
                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                               1999        1998
                                                               -----       -----
Net cash provided by operations ........................       $  13       $  38
                                                               -----       -----

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures ...................................         (38)        (28)
Proceeds of investment and fixed asset disposals .......          --          34
Other, net .............................................          (5)        (11)
                                                               -----       -----
     Net cash used in investing activities .............         (43)         (5)
                                                               -----       -----

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds ................................          27          72
Long-term debt repayments ..............................        (543)         --
Change in short-term debt ..............................         203          65
Payment of underwriting fees ...........................         (11)         --
Proceeds from trust preferred securities ...............         362          --
Common stock reissued ..................................          --           6
Common stock reacquired ................................          --         (59)
Dividends paid .........................................         (27)        (26)
                                                               -----       -----
     Net cash provided by financing activities .........          11          58
                                                               -----       -----

Effect of exchange rate changes on cash ................          (3)         --
                                                               -----       -----

Net (decrease) increase in cash and cash equivalents ...         (22)         91
Cash and cash equivalents - beginning of period ........          68          17
                                                               -----       -----
Cash and cash equivalents - end of period ..............       $  46       $ 108
                                                               =====       =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest (net of amount capitalized) ..............       $  75       $  12
     Income taxes ......................................           5          11
Noncash investing and financing activities:
     Accounts payable for common stock acquisitions ....          --          11
     Incentive plan stock issuances ....................          --           4
     Conversion of notes and debentures ................          --           4

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME


                                                                (Unaudited)
(Dollars in millions)                                    Three Months Ended March 31,
                                                         ----------------------------
                                                             1999          1998
                                                             ----          ----
Net income .........................................         $ 38          $ 28

Foreign currency translation, net of tax ...........          (10)           (7)
                                                             ----          ----

Comprehensive income ...............................         $ 28          $ 21
                                                             ====          ====

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS                                        (UNAUDITED)

1. These condensed financial statements are unaudited, but in the opinion of management include all adjustments necessary to present fairly the Company's financial position and results of operations for interim periods. These condensed financial statements should be read in conjunction with the accounting policies, financial statements, and notes included in the Company's annual report for 1998. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    The following table shows the amounts used in computing earnings per share
(EPS) and the effect on income and the weighted-average number of shares of dilutive potential common stock (amounts are in millions, except per share data):

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                          1999            1998
                                                         -------         -------
Basic
    Net income ..................................        $    38         $    28
    Weighted-average shares outstanding .........          100.8            95.9
                                                         -------         -------
    EPS .........................................        $  0.37         $  0.29
                                                         =======         =======

Diluted
    Net income ..................................        $    38         $    28
    Interest on convertible debentures ..........             --              --
                                                         -------         -------
    Net income for EPS calculation ..............        $    38         $    28
                                                         =======         =======

    Weighted-average shares outstanding .........          100.8            95.9
    Options .....................................             .4              .8
    Convertible debentures ......................             .3              .7
                                                         -------         -------
    Adjusted weighted-average shares ............          101.5            97.4
                                                         -------         -------
    EPS .........................................        $  0.37         $  0.29
                                                         =======         =======

3. Cost and expenses include depreciation of $34 million and $16 million for the quarters ended March 31, 1999 and 1998, respectively.

4. Other operating expenses, net for the quarter ended March 31, 1999 include $7 million of integration charges, primarily for employee retention, consulting, legal, and other costs associated with the BetzDearborn acquisition.

5.    Interest and debt costs are summarized as follows:

      (Dollars in millions)                         Three Months Ended March 31,
                                                    ----------------------------
                                                         1999          1998
                                                         ----          ----
      Costs incurred ...........................         $ 67          $ 14
      Amount capitalized .......................           (2)           (3)
                                                         ----          ----
      Interest expense .........................         $ 65          $ 11
                                                         ====          ====

6. Other income (expense), net includes $2 million of interest income for the quarter ended March 31, 1999. For the quarter ended March 31, 1998, Other income (expense), net was comprised of $63 million for legal settlements and accruals, primarily related to the settlement of a Qui Tam (Whistle Blower) lawsuit (see
Note 11) and a $2 million write-off of a claim related to a divested business, partially offset by interest income of $10 million, primarily related to a $500 million note obtained upon completion of transactions that monetized the Tastemaker investment (sold during the fourth quarter of 1998) and $11 million of gains on the sale of investments.

7. Pursuant to the plans in place to merge the operations of BetzDearborn with Hercules and to rationalize the support infrastructure and other existing operations, 284 employees were terminated and several facilities were closed during the quarter ended March 31, 1999. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                              Three Months Ended March 31,
                                              ----------------------------
                                                   1999         1998
                                                   -----        -----
Balance at beginning of year ...............       $ 130        $  15
     Cash payments .........................          (6)          (2)
                                                   -----        -----
Balance at end of period ...................       $ 124        $  13
                                                   =====        =====

      Benefit payments are based on service and generally continue for 3 months to 24 months subsequent to termination.

8.    A summary of short-term and long-term debt follows:

(Dollars in millions)                             March 31,  December 31,
                                                    1999        1998
                                                    ----        ----
SHORT-TERM:
Banks ......................................        $223        $ 80
Current maturities .........................          44         486
                                                    ----        ----
                                                    $267        $566
                                                    ====        ====

      At March 31, 1999, Hercules had $216 million of unused lines of credit that may be drawn as needed. Lines of credit in use at March 31, 1999, were $203 million.

LONG-TERM:
6.15% notes due 2000 .........................    $   100    $   100
6.60% notes due 2027 .........................        100        100
7.85% notes due 2000 .........................         25         25
6.625% notes due 2003 ........................        125        125
8% convertible subordinated debentures
  due 2010 ...................................          3          3
Term loan tranche A due in varying amounts
  through 2003 ...............................      1,250      1,250
Term loan tranche B due 1999 .................         --        470
Term loan tranche C due 2000 .................      1,000      1,000
Revolving credit agreement due 2003 ..........        224        288
ESOP debt due in varying amounts through
  2009 ......................................         108        110
Term notes at various rates from 4.03% to
  9.60% due in varying amounts through
  2006 .......................................         93        102
Variable rate loans ..........................         22         --
Other ........................................         14          9
                                                  -------    -------
                                                    3,064      3,582
Current maturities of long-term debt .........        (44)      (486)
                                                  -------    -------
Net long-term debt ...........................    $ 3,020    $ 3,096
                                                  =======    =======

9. Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures consists of:

                                                           March 31,  December 31,
                                                             1999        1998
                                                             ----        ----
      9.42% Trust Originated Preferred Securities ......     $362        $ --
      Redeemable Hybrid Income Overnight Shares ........      200         200
                                                             ----        ----
                                                             $562        $200
                                                             ====        ====

Trust Originated Preferred Securities

      In March 1999, Hercules Trust I, a wholly owned subsidiary of the Company, completed a $362 million underwritten public offering of 14,500,000 shares of 9.42% Trust Originated Preferred Securities. Trust I invested the proceeds from the sale of the Preferred Securities in an equal principal amount of 9.42% Junior Subordinated Deferrable Interest Debentures of the Company due March 2029. The Company used these proceeds for the partial repayment of a term loan under its existing $3.65 billion credit facility.

      Trust I will distribute quarterly cash payments it receives from the Company on the debentures to Preferred Security holders at an annual rate of 9.42% on the liquidation amount of $25 per Preferred Security. The Company may defer interest payments on the Debentures at any time, for up to 20 consecutive quarters. If this occurs, Trust I will also defer payment of distributions on the Preferred Securities. The deferred distributions, however, will accumulate distributions at a rate of 9.42% per annum.

      Trust I will redeem the Preferred Securities when the Debentures are repaid at maturity on March 31, 2029. The Company may redeem the Debentures, in whole or, on or after March 17, 2004, in part, before their maturity at a price equal to 100% of the principal amount of the Debentures redeemed, plus accrued interest. When the Company redeems any Debentures before their maturity, Trust I will use the cash it receives to redeem Preferred Securities and common securities as provided in the trust agreement. The Company fully and unconditionally guarantees the obligations of Trust I on the Preferred Securities.

Redeemable Hybrid Income Overnight Shares

      In November 1998, Hercules Trust V, a wholly owned subsidiary of the Company, completed a private placement of $200 million Redeemable Hybrid Income Overnight Shares (RHINOS). RHINOS are short-term auction-rate reset Preferred Securities of Trust V, which used the proceeds from the sale of the RHINOS to purchase junior subordinated debentures of the Company. The RHINOS are guaranteed by Hercules.

      Hercules will pay interest on the junior subordinated notes and Trust V pays distributions on the RHINOS at a floating rate equal to LIBOR plus 175 basis points, which is reset on a quarterly basis. RHINOS are expected to be remarketed within twelve months from their issuance. The interest and distribution rates will be reset to a fixed rate in the remarketing based on bids received in a private auction to qualified institutional buyers, and the maturity date will be reset to the one-year anniversary of the successful remarketing. The Company must redeem the RHINOS if remarketing does not occur within the established remarketing period. The remarketing of the RHINOS may be accelerated under certain circumstances, including the cure of any event of default under the Company's senior bank debt that may occur following the issuance of the RHINOS, and the closing price of the Company's common stock at or below $22.6875.

      In addition, the Company agreed to publicly offer and sell, and a third party agreed to underwrite $200 million of the Company's common stock following the successful remarketing or redemption of the RHINOS.

10. The Board of Directors has authorized the repurchase of up to 74,650,000 shares of Company common stock. Of this amount, 6,150,000 shares are intended for various employee benefit programs. Through March 31, 1999, 66,507,958 shares (including 6,150,000 shares for employee benefit programs) had been purchased in the open market at an average price of $37.33 per share.

11.   COMMITMENTS AND CONTINGENCIES

Environmental

      Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or has been sued for contribution by private parties, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for investigation and cleanup is between $59 million and $224 million. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in environmental laws and regulations, technological developments, and the years of remedial activity required, which could range up to 30 years.

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

      Other defendants in this litigation have either settled with the government or, in the case of the Department of Defense (DOD), have not been held liable. Hercules appealed the Court's order finding the DOD not liable. On January 31, 1995, the Eighth Circuit Court of Appeals upheld the Court's order. Hercules filed a petition to the U.S. Supreme Court requesting review and reversal of the 8th Circuit Court ruling. This petition was denied on June 26, 1995, and the case was remanded to the District Court for further proceedings.

      On May 21, 1997, the Court issued a ruling that Uniroyal is liable and that Standard Chlorine is not liable to Hercules for contribution. Through the filing of separate summary judgment motions, Hercules and Uniroyal raised a number of defenses to the United States' ability to recover its costs. On October 23, 1998, the Court denied those motions and granted the United States' summary judgment motion, ordering Hercules and Uniroyal to pay the United States approximately $103 million plus any additional response costs incurred or to be incurred after July 31, 1997. Hercules expects that this amount will be reduced by approximately $7 million, the amount received by the United States in previous settlements with other parties. Trial testimony on the issue of allocation between Hercules and Uniroyal was completed on November 6, 1998. Once a final judgment has been entered, Hercules may choose to appeal to the Eighth Circuit on any of the previous rulings on liability, allocation, or damages.

      At March 31, 1999, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. Hercules does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

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

      In August 1998, the parties to the second lawsuit reached a tentative settlement, subject to approval of the court. Although it did not intervene in the case, the U.S. Department of Justice (DOJ) objected to approval of the tentative settlement, arguing that Hercules should only be released from claims that the government contended were actually investigated, and that the proposed allocation of settlement proceeds between False Claims Act claims and wrongful termination claims should be revised to attribute a higher percentage of recovery to claims arising under the False Claims Act. On February 9, 1999, the court entered a judgment approving the settlement and dismissing the lawsuit. On April 12, 1999 the DOJ's 60-day period for appealing the judgment expired without the DOJ having filed a Notice of Appeal. Eight days later, on April 20, 1999, the DOJ filed a Motion to Extend Time for Filing Notice of Appeal.

Hercules and the plaintiffs opposed the motion, arguing that the DOJ had not made the showing of excusable neglect required by the rules for such an extension. On May 4, 1999, the court denied the DOJ's motion. Once a formal order denying the motion is entered, the DOJ will have 60 days in which to file a Notice of Appeal from that order, if it chooses to do so.

      In February 1998, the parties to the third lawsuit reached a tentative settlement, which has since been finalized, under which all claims alleging mischarging to the Intermediate Nuclear Forces Contract were settled. Other portions of the complaint were not resolved by the settlement. In August 1998, the parties reached a tentative settlement of the remaining portions of the complaint, subject to approval of the Court. The DOJ objected to approval of the tentative settlement, arguing that Hercules should only be released from claims that the government contended were actually investigated, and that the settlement agreement should have contained certain provisions preventing Alliant Techsystems Inc., which was also a defendant in the lawsuit, from recovering certain costs under its government contracts. On February 17, 1999, the Court entered a judgment approving the settlement and dismissing the lawsuit. On March 23, 1999, the DOJ filed a Notice of Appeal.

      As a result of these settlements, the Company recognized charges of $4 million and $62 million in 1997 and 1998, respectively.

      In addition to the Jacksonville, Arkansas, site litigation described above, the Company is a defendant in two lawsuits brought by individuals. The first lawsuit involves two individuals seeking medical monitoring and damages for loss of recreational opportunities. They have brought a Resource Conservation and Recovery Act (RCRA) citizens suit against Hercules seeking an injunction which would require Hercules to fund or perform various environmental and health studies and pay for any required remediation to the Bayou Meto. Trial is presently scheduled for August 1999. The second lawsuit was filed by a group of 19 individuals seeking damages for personal injuries and diminution of property value as a result of alleged dioxin contamination from the Jacksonville site. Trial is presently scheduled for August 1999. Hercules denies liability in both actions, and Hercules intends to vigorously defend itself.

      BetzDearborn, along with Pacific Gas and Electric (PG&E), is a defendant in four lawsuits involving in the aggregate approximately 2,350 plaintiffs pending in the Superior Court of Los Angeles County, California (the Lawsuits). Plaintiffs are comprised primarily of present and former PG&E employees, their families, and residents living in the vicinity of the three PG&E facilities that are the subject of the Lawsuits. Plaintiffs seek unspecified monetary damages (including punitive damages) for personal injuries arising from alleged exposures to chromate-based products sold or allegedly sold by Betz Laboratories, Inc. (predecessor to BetzDearborn) to PG&E for use in the cooling towers located at these facilities. The sales in question occurred or allegedly occurred at various times between 1952 and the mid-1980s, depending upon the facility. In three of the cases, the parties have selected 20 plaintiffs and 2 alternates whose claims will be tried together, and prior to the claims for the remaining plaintiffs in the Lawsuits. It is anticipated that the 20 plaintiffs' claims will be tried in late 1999. BetzDearborn denies any legal liability to plaintiffs, believes it has substantial defenses, and intends to contest the claims vigorously. BetzDearborn further believes that any claim for punitive damages is without any legitimate basis in fact or law.

      Although both BetzDearborn and PG&E are named as defendants in each of the Lawsuits, not all plaintiffs seek damages from both defendants. PG&E previously settled a lawsuit brought by many of the same individuals who are plaintiffs in one of the lawsuits; as a result, PG&E will have no additional liability to those plaintiffs.

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


12.   SEGMENT INFORMATION

Three months ended March 31,                               (Dollars in millions)

                                 Process
                                Chemicals
                                   and     Functional   Chemical    Reconciling
Industry Segments                Services   Products   Specialties     Items     Consolidated
---------------------------------------------------------------------------------------------
Net Sales
        1999                      $ 412       $ 208       $ 171        $  --        $ 791
        1998                        104         215         111           --          430
Profit (Loss) from operations
        1999                         78          54          26          (35)(a)      123
        1998                         22          56          15            1           94

(a)Reconciling items include $20 million of goodwill and intangible asset amortization, $7 million of integration costs, and corporate research and development and other corporate items not specifically allocated to business segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, "quarter" and "three-month period" refer to the first quarter of 1999 and the three months ended March 31, 1999. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

      The table below reflects sales and profit from operations for the quarter ended March 31, 1998 on a pro forma basis, and operating profit for the quarter ended March 31, 1999 excluding integration costs. Acquisitions during 1998, which were accounted for using the purchase method, significantly impact the comparability of results for the first quarter of 1999. Accordingly, pro forma sales and profit from operations for the quarter ended March 31, 1998 are provided to facilitate comparisons. The pro forma results include BetzDearborn and FiberVisions as if the acquisitions had occurred on January 1, 1998. Pro forma adjustments have been made primarily to reflect increased goodwill and intangible amortization in reconciling items. Cost savings from combining operations with the Company have not been reflected. Consequently, the pro forma results do not reflect the actual results of operations had the acquisitions occurred on the dates indicated, and are not intended to be a projection of future results or trends.


(Dollars in millions)                             Three Months Ended March 31,
                                                  ----------------------------
                                                      1999            1998
                                                      ----            ----
Net Sales by Industry Segment
      Process Chemicals and Services                  $412            $403
      Functional Products                              208             215
      Chemical Specialties                             171             177
                                                      ----            ----
         Total                                        $791            $795
                                                      ====            ====
Profit (Loss) from Operations
      Process Chemicals and Services                  $ 80            $ 64
      Functional Products                               54              56
      Chemical Specialties                              26              26
      Reconciling Items                                (28)(a)         (18)(b)
                                                      ----            ----
         Total                                        $132            $128
                                                      ====            ====

     (a) Includes $20 million of goodwill and intangible asset amortization, $5 million of corporate charges, and $2 million of corporate research and development costs.

     (b) Includes $19 million of goodwill and intangible asset amortization and $3 million of corporate research and development costs, offset by $4 million from sale of technology.

      The discussion that follows speaks to comparisons in the table through profit from operations.

      Consolidated net sales were relatively flat for the quarter as volume improvements in the Process Chemicals and Services segment were more than offset by lower volumes in Functional Products and lower pricing in Chemical Specialties. Consolidated profit from operations increased $4 million, or 3%. The increase is primarily from cost improvements in the

Process Chemicals and Services segment as a result of integrating the BetzDearborn businesses, partially offset by higher corporate charges. Consequently, operating margins improved from 16.1% to 16.7%.

      Process Chemicals and Services sales were up $9 million, or 2%, as increased volumes to the paper industry were partially offset by weaker pricing in the hydrocarbon and petrochemical markets. Operating profit increased $16 million, or 25%. The improvement in operating profit and operating margin is primarily the result of lower selling, general, and administrative expenses from the integration of BetzDearborn.

      Functional Product sales declined $7 million, or 3%, primarily from volume declines due to weakness in the construction and oilfield markets, partially offset by improved pectin pricing. Operating profit was down $2 million, or 4%. This is a result of the volume declines, partially offset by the pricing improvements noted above.

      Chemical Specialties sales were down $6 million, or 3%, reflecting continued competitive pricing pressure and the pass-through effects from lower polypropylene raw material prices. The revenue decline from lower pricing was partly offset by sales volume improvement in the European and Asian hygienics markets. Operating profit was flat as the pricing declines noted above were offset by lower raw material costs and volume improvements.

      Equity in income of affiliated companies decreased $4 million because FiberVisions results are consolidated in the Company's financial statements in 1999. Prior to Hercules purchasing the remaining 49% share of FiberVisions in July 1998, results were accounted for on the equity method.

      Interest and debt expense increased $54 million during the quarter as a result of the additional financial leverage resulting from the 1998 acquisitions.

      Other income, net (see Note 6) increased $47 million. The quarter ended March 31, 1998 included a $63 million charge for legal settlements and accruals, which was partly reduced by gains on sales of investments and higher interest income.

      The provision for income taxes for the quarter reflects an estimated annual effective rate of 39.5%, compared to 88% for the full year of 1998. The tax rates reflect the effect of nondeductible goodwill and intangible amortization. Additionally, the 1998 tax rate reflects the effect of the non-deductible charge for purchased in-process research and development. The Company is pursuing tax-planning initiatives and expects to show some improvement in the effective rate during the remainder of 1999.

FINANCIAL CONDITION

      Cash provided by operations was $13 million compared to $38 million in 1998. The first quarter 1999 decrease is primarily attributable to higher interest payments, pension benefit payments reimbursed by the pension trust in April 1999, and cash outlays for termination benefits and integration expenses.

      Short term liquidity has improved since year-end 1998, primarily from refinancing $470 million of current maturity debt existing under the Company's $3.65 billion credit facility with long-term Trust Originated Preferred Securities (see Note 9). As a result, the Company was able to reduce its interest rate by 1.25% on the $3.15 billion balance remaining under the credit facility. Current and quick ratios have improved to 1.2 and .8, respectively, at March 31, 1999, compared with .9 and .6, respectively, at December 31, 1998. As of March 31, 1999, the Company had $676 million available under the revolving credit agreement and $216 million of short-term lines of credit.

      During the quarter, the Company entered into a financing agreement with a bank, which provides for the sale of promissory notes in the principal amount of up to $20 million at any one time. The agreement, which expires in December 1999, provides for commitments by the bank and the Company under which the bank purchases promissory notes denominated in a number of foreign currencies in exchange for U.S. dollars. The notes are repayable only to the extent of future revenue of certain foreign subsidiaries. Obligations under the agreement are not cancelable by the Company or the bank. Transaction gains and losses related to the notes are deferred and recognized as an adjustment to the revenue supporting the note repayment.

      The ratio of debt-to-total capitalization (stockholders' equity, trust-preferred securities, and debt) decreased to 75% at March 31, 1999 from 83% at year-end 1998 as a result of the trust preferred security offering. The amount accessible under the Company's shelf registration is $2,438 million.

MARKET RISK

      The Company's derivative and other financial instruments subject to interest rate risk consist of debt instruments, equity-like securities, interest rate swaps, and cross currency swaps. At March 31, 1999, net market value of these combined instruments was a liability of $3.64 billion. The following sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels at March 31, 1999, with all other variables held constant. A 100-basis point increase in interest rates would result in a $74 million decrease in the net market value of the liability, while a 100-basis point decrease would result in a $62 million increase. The change in the sensitivity level from year-end 1998 is primarily from the fixed distribution rate associated with the Trust Originated Preferred Securities issued during the first quarter 1999 (see Note 9).

      The Company's financial instruments subject to foreign currency exchange risk consist of foreign currency forwards, options, and cross currency swaps and represent a net asset position of $10 million at March 31, 1999. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from the March 31, 1999 levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies would result in a $91 million increase in the net asset position, while a 10% weakening of the dollar versus all the currencies would result in a $112 million decrease. The change in the sensitivity level from year-end 1998 is primarily from a $450 million increase in cross currency swaps being utilized to hedge exposure to increased investments in foreign subsidiaries primarily as a result of the BetzDearborn acquisition.

      The Company's sensitivity to changes in equity price risk is not significantly different from December 31, 1998.

YEAR 2000 READINESS DISCLOSURE

     Hercules reported on Year 2000 (Y2K) in its Form 10-K for the fiscal year ended December 31, 1998, and such information is incorporated by reference. In its Form 10-K, Hercules reported on its Y2K readiness, costs, risks and contingency plans, and forward-looking statements (including risk factors). In such report, Hercules commented on the following, among other things: (i) its recognition of the need to ensure that its operations and relationships will not be materially adversely affected by the Y2K problem;
(ii) the creation of a corporate level, cross functional Y2K Program Office;
(iii) the formation of site compliance teams; (iv) the primary strategy for Y2K compliance of the core business systems is their replacement through the installation of SAP R/3(TM) software; and (v) the development work being done on risk management plans, non-core business systems, inventories of embedded chips and contingency plans (including manual procedures).

     As previously reported, there are currently no plans to conduct any customer readiness assessments. Also, Hercules continues to believe that it is unlikely to experience a material adverse effect on its business, results of operations, liquidity or financial condition as a result of Y2K related failures. The Y2K requirements for Hercules' core business systems will be predominantly satisfied by the implementation of SAP R/3(TM).

     The following supplements the Form 10-K Report and covers some of Hercules' recent Y2K activities:

     -    refinement of our Y2K plan;

     - refined our methodology and documentation for Y2K efforts, including inventory, assessment, remediation, testing and contingencies;

     - continued development of detailed project plans, contingency plans and schedules;

     - continued a comprehensive risk assessment of crucial business functions; such assessment includes intensive site reviews and evaluation of manufacturing and other facilities;

     - made presentations to customers and business partners about our Y2K efforts;

     - continued assessment and commenced remediation of embedded devices and systems in our manufacturing operations; and

     - commenced an active testing program to test Y2K affected systems and the contingency plans for such systems.

     As previously reported, a failure to complete implementation of the SAP system by the end of 1999 would represent the worst case Y2K scenario for Hercules. However, our SAP Project is on schedule. We continue to believe that the risks of material adverse consequences to Hercules from Y2K matters should be minimal. As to costs, our current estimate for Y2K is $11 million (excluding costs related to SAP and process control equipment) of which approximately $6 million has been spent.

Forward-looking Statement

     The foregoing Y2K discussion includes forward-looking statements of Hercules' efforts and management's expectations relating to Y2K readiness. Hercules' ability to achieve Y2K compliance and the level of incremental costs associated therewith could be adversely affected by, among other things, the availability and cost of remediation and testing resources, vendors' and customers' abilities to install or modify IT and non-IT systems and unanticipated problems identified in the ongoing Y2K readiness review.

     The costs of the Y2K project and the dates by which Hercules plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' remediation plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained to perform Y2K modifications; the ability of Hercules to locate and correct all non-compliant computer codes and embedded controls; the ability of material customers, suppliers, and business partners to successfully complete their own Y2K remediation projects; the accuracy of information received from third parties concerning the Y2K compliance of their information systems or automated equipment or concerning their Y2K business risk assessments; and similar uncertainties.

Forward-looking Statement

This quarterly report includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on reasonable assumptions. Results could differ materially depending on such factors as business climate, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, ability to integrate BetzDearborn, changes in strategies, risks in developing new products and technologies, the ability of Hercules' customers and suppliers to achieve Year 2000 readiness, environmental and safety regulations and clean-up costs, foreign exchange rates, adverse legal and regulatory developments (as more fully described above), and adverse changes in economic and political climates around the world. Accordingly, there can be no assurance that the Company will meet analysts' earnings estimates. As appropriate, additional factors are contained in reports filed with the Securities and Exchange Commission. This paragraph is included to provide safe harbor for forward-looking statements, which are not required to be publicly revised as circumstances change.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      For discussion of quantitative and qualitative disclosure about market risk, see the caption "Market Risk" under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      For information related to Legal Proceedings, see notes to financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

      Below is a summary of the final voting results from the April 29, 1999 annual meeting of shareholders. The quorum shares voted were 91,042,171 or 88.84% of the outstanding shares.

1.    Election of Directors

      Five of the Company's 13 directors had terms that expired during 1999 and stood for re-election this year. The five directors received a majority of the votes necessary for re-election and are listed below:

      Name                                  For               Withhold Authority
      ----                                  ---               ------------------
      Vincent J. Corbo                   89,479,086               1,563,085
      John G. Drosdick                   89,523,861               1,518,310
      R. Keith Elliott                   89,406,067               1,636,104
      Gaynor N. Kelley                   89,485,541               1,556,630
      Peter McCausland                   89,557,137               1,485,034

      Directors continuing in office after the meeting are: Richard M. Fairbanks, III, Alan R. Hirsig, Edith E. Holiday, Robert G. Jahn, H. Eugene McBrayer, Ralph L. MacDonald, Jr, John A. Shober, and Paula A. Sneed.

2. Ratification of PricewaterhouseCoopers LLP as Independent Accountants The accountants received a majority of the votes necessary for ratification.

      For:                90,349,010
      Against:               356,239
      Abstain:               336,922

3. Approval of Amendments to the Long-Term Incentive Compensation Plan The proposal received a majority of the votes necessary for approval.

      For:                68,206,304
      Against:            15,989,113
      Abstain:               976,085
      Broker Non-Votes:    5,870,669

Item 5. Other Information.

     On April 29, 1999, Hercules announced that R. Keith Elliott intends to step down as chief executive officer effective July 1, 1999 and will remain chairman of the Board of Directors until March 31, 2000. Vincent J. Corbo, currently president and chief operating officer will succeed him. Dr. Corbo will become president and chief executive officer on July 1, 1999, and chairman on April 1, 2000.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

            10.1 Amended and Restated Credit Agreement, dated April 19, 1999, among Hercules Incorporated, NationsBank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to the Company's Form 8-K dated April 19, 1999).

            27     Financial Data Schedule


(b)   Reports on Form 8-K.

                                                            Financial Statements
         Report       Date of Report         Item Nos.           Included
      --------------------------------------------------------------------------
          8-K/A      October 15, 1998         7                     Yes
          8-K        March 5, 1999            5 and 7               Yes
          8-K        March 17, 1999           5 and 7               No
          8-K        April 19, 1999           5 and 7               No

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Hercules Incorporated



                                    by George MacKenzie
                                       -----------------------------------
                                    George MacKenzie
                                    Senior Vice President
                                    and Chief Financial Officer
                                    (Principal Financial Officer
                                    and duly authorized signatory)
                                    May 17, 1999


                                    by Vikram Jog
                                       -----------------------------------
                                    Vikram Jog
                                    Vice President and Controller
                                    (Principal Accounting Officer)
                                    May 17, 1999

                                  EXHIBIT INDEX


NUMBER              DESCRIPTION                   INCORPORATED BY REFERENCE TO

10.1    Amended and Restated Credit Agreement,   Exhibit 10.2, Current Report on
        dated April 19, 1999, among Hercules     From 8-K, dated April 19, 1999
        Incorporated, NationsBank, N.A., as
        Administrative Agent, and the lenders
        party thereto

27      Financial Data Schedule