Form 10-Q
period 1999-06-30
HERCULES INC
filed 1999-08-16
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999
                                                 -------------
                          Commission file number 1-496
                                                 -----

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

Yes  [X]     No  [ ]


As of July 30, 1999, 106,056,644 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions, except per share)


                                                                               (Unaudited)
                                                         Three Months Ended June 30,    Six Months Ended June 30,
                                                         ---------------------------    -------------------------
                                                             1999         1998              1999         1998
                                                             ----         ----              ----         ----
Net sales .............................................     $  817       $  445            $1,608       $  875
Cost of sales .........................................        440          267               863          529
Selling, general, and administrative expenses .........        193           67               390          127
Research and development ..............................         20           12                41           25
Goodwill and intangible asset amortization ............         20            1                40            2
Other operating expenses (income), net ................          6           (3)               13           (3)
                                                            ------       ------            ------       ------

Profit from operations ................................        138          101               261          195

Equity in income of affiliated companies ..............         --            5                 1           10
Interest and debt expense .............................         47           13               107           24
Preferred security distributions of subsidiary trusts..         12           --                17           --
Other income (expense), net ...........................          4           16                 7          (28)
                                                            ------       ------            ------       ------

Income before income taxes ............................         83          109               145          153
Provision for income taxes ............................         27           35                51           51
                                                            ------       ------            ------       ------

Net income ............................................     $   56       $   74            $   94       $  102
                                                            ======       ======            ======       ======
Earnings per share:
        Basic .........................................     $ 0.56       $ 0.78            $ 0.93       $ 1.07
                                                            ======       ======            ======       ======
        Diluted .......................................     $ 0.56       $ 0.77            $ 0.93       $ 1.06
                                                            ======       ======            ======       ======

Dividends per share ...................................     $ 0.27       $ 0.27            $ 0.54       $ 0.54
                                                            ======       ======            ======       ======


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

                                                                                               (Unaudited)
                                                                                      June 30,        December 31,
                                                                                          1999                1998
                                                                                          ----                ----
ASSETS
Current assets
         Cash and cash equivalents.....................................                 $   78              $   68
         Accounts and notes receivable, net............................                    675                 663
Inventories
         Finished products.............................................                    208                 218
         Materials, supplies, and work in process......................                    196                 198
Deferred income taxes..................................................                     91                  93
                                                                                        ------              ------
         Total current assets..........................................                  1,248               1,240

Property, plant, and equipment.........................................                  2,957               3,037
Accumulated depreciation and amortization..............................                  1,594               1,599
                                                                                        ------              ------
Net property, plant, and equipment.....................................                  1,363               1,438

Goodwill and other intangible assets (net of accumulated
         amortization - 1999, $89; 1998, $50)..........................                  2,538               2,548
Other assets...........................................................                    646                 607
                                                                                        ------              ------
         Total assets..................................................                 $5,795              $5,833
                                                                                        ======              ======

Liabilities and Stockholders' Equity
Current liabilities
         Accounts payable..............................................                 $  221              $  270
         Accrued expenses..............................................                    437                 466
         Short-term debt...............................................                    207                 566
         Income taxes payable..........................................                     38                  15
                                                                                        ------              ------
                Total current liabilities..............................                    903               1,317

Long-term debt.........................................................                  3,056               3,096
Deferred income taxes..................................................                    233                 225
Postretirement benefits and other liabilities..........................                    428                 436

Guaranteed preferred beneficial interests in Company's
         subordinated debentures.......................................                    562                 200

Stockholders' equity
         Common stock (shares issued:  1999-154,936,704;
                1998-154,823,496)......................................                     81                  81
         Additional paid-in capital....................................                    509                 504
         Unearned compensation.........................................                   (129)               (130)
         Foreign currency translation adjustment.......................                    (10)                (13)
         Retained earnings.............................................                  2,108               2,068
                                                                                        ------              ------
                                                                                         2,559               2,510
         Reacquired stock, at cost (shares:  1999-53,897,850;
                1998-53,995,692).......................................                  1,946               1,951
                                                                                        ------              ------
       Total stockholders' equity......................................                    613                 559
                                                                                        ------              ------
       Total liabilities and stockholders' equity......................                 $5,795              $5,833
                                                                                        ======              ======


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW
(Dollars in millions)

                                                                          (Unaudited)
                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                        1999          1998
                                                                        ----          ----
Net cash provided by operations .................................      $  61         $  38
                                                                       -----         -----

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures ............................................        (79)          (58)
Proceeds of investment and fixed asset disposals ................          8            54
Acquisitions , net of cash acquired .............................         --           (95)
Other, net ......................................................         (6)          (16)
                                                                       -----         -----
       Net cash used in investing activities ....................        (77)         (115)
                                                                       -----         -----

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds .........................................        218            72
Long-term debt repayments .......................................       (560)          (27)
Change in short-term debt .......................................         61           198
Payment of underwriting fees ....................................        (11)           --
Proceeds from issuance of subsidiary trust preferred securities..        362            --
Common stock issued .............................................          4             8
Common stock reacquired .........................................         (3)         (105)
Proceeds from issuance of subsidiary preferred stock ............         12            --
Dividends paid ..................................................        (54)          (52)
                                                                       -----         -----
       Net cash provided by financing activities ................         29            94
                                                                       -----         -----

Effect of exchange rate changes on cash .........................         (3)           (2)
                                                                       -----         -----

Net increase in cash and cash equivalents .......................         10            15
Cash and cash equivalents - beginning of period .................         68            17
                                                                       -----         -----
Cash and cash equivalents - end of period .......................      $  78         $  32
                                                                       =====         =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest (net of amount capitalized) .....................      $ 102         $  26
       Distributions on trust preferred securities ..............          7            --
       Income taxes paid, net ...................................         29            74
Noncash investing and financing activities:
       Incentive plan stock issuances ...........................          8             4
       Conversion of notes and debentures .......................          1             4
       Accounts payable for common stock acquisitions ...........         --             4


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)

                                                                                             (Unaudited)
                                                                       Three Months Ended June 30,    Six Months Ended June 30,
                                                                       ---------------------------    -------------------------
                                                                           1999           1998           1999           1998
                                                                           ----           ----           ----           ----
Net income ...................................................             $ 56           $ 74           $ 94           $102

Foreign currency translation, net of tax......................               13            (1)              3            (8)
                                                                           ----           ----           ----           ----

Comprehensive income..........................................             $ 69           $ 73           $ 97           $ 94
                                                                           ====           ====           ====           ====

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

                                                                     (Unaudited)


1. These condensed financial statements are unaudited, but in the opinion of management include all adjustments necessary to present fairly Hercules financial position and results of operations for interim periods. These condensed financial statements should be read in conjunction with the accounting policies, financial statements, and notes included in our annual report for 1998. Certain prior period amounts have been reclassified to conform with the current period presentation.


2. Revenue Recognition - Revenue is recognized generally upon shipment of goods and passage of title. Service revenue is recognized as services are performed.


3. The following table shows the amounts used in computing earnings per share
(EPS) and the effect on income and the weighted-average number of shares of dilutive potential common stock:

(Amounts  are in  millions,  except                            Three Months Ended June 30,         Six Months Ended June 30,
per share data):                                               ---------------------------         -------------------------
                                                                    1999           1998                1999            1998
                                                                    ----           ----                ----            ----
Basic
         Net income......................................          $  56          $  74               $  94           $ 102
         Weighted-average shares outstanding.............          100.9           94.8               100.9            95.3
                                                                   -----          -----               -----           -----
         EPS.............................................          $0.56          $0.78               $0.93           $1.07
                                                                   =====          =====               =====           =====

Diluted
         Net Income......................................          $  56          $  74               $  94           $ 102
         Interest on convertible debentures..............             --             --                  --              --
                                                                   -----          -----               -----           -----
         Net income for EPS calculation..................          $  56          $  74               $  94           $ 102
                                                                   =====          =====               =====           =====

         Weighted-average shares outstanding.............          100.9           94.8               100.9            95.3
         Options.........................................             .3             .7                  .3              .7
         Debentures......................................             .3             .6                  .3              .7
                                                                   -----          -----               -----           -----
         Adjusted weighted-average shares................          101.5           96.1               101.5            96.7
                                                                   -----          -----               -----           -----
         EPS.............................................          $0.56          $0.77               $0.93           $1.06
                                                                   =====          =====               =====           =====

4. Cost and expenses include depreciation as follows:

(Dollars in millions)                                         June 30,
                                                         -----------------
                                                         1999         1998
                                                         ----         ----
Three months ended...............................         $34          $16
Six months ended.................................          68           32

5. Other operating expenses (income), net for the quarter and six months ended June 30, 1999 include integration charges of $3 million and $10 million, respectively, primarily for employee retention, consulting, legal, and other costs associated with the BetzDearborn acquisition. Additionally, the quarter and six months ended June 30, 1999 include environmental charges of $3 million and $4 million, respectively, while the comparable periods for 1998 primarily reflect a favorable settlement of an environmental insurance claim.

6. Interest and debt costs are summarized as follows:

(Dollars in millions)                                                  June 30,
                                                                  -----------------
                                                                  1999         1998
                                                                  ----         ----
Three Months Ended:
         Costs incurred..............................             $ 50         $ 15
         Amount capitalized..........................                3            2
                                                                  ----         ----
         Interest expense............................             $ 47         $ 13
                                                                  ====         ====

Six Months Ended:
         Costs incurred..............................             $113         $ 29
         Amount capitalized..........................                6            5
                                                                  ----         ----
         Interest expense............................             $107         $ 24
                                                                  ====         ====


7. Other income (expense), net for the quarter and six months ended June 30, 1998 includes legal settlements and accruals, primarily related to the settlement of a Qui Tam (Whistle Blower) lawsuit (see Note 13) of $1 million and $64 million, respectively, and a $2 million write-off of a claim related to a divested business during the six-month period. Additionally, the quarter and six months include interest income of $10 million and $19 million, respectively, primarily related to the $500 million note obtained upon completion of transactions that monetized the Tastemaker investment (sold during the fourth quarter of 1998) and gains on sale of investments of $6 million and $17 million, respectively.


8. Pursuant to the plans in place to merge the operations of BetzDearborn with Hercules and to rationalize the support infrastructure and other existing operations, 424 employees were terminated and several facilities were closed during the six months ended June 30, 1999. Cash payments during 1999 include $16 million for severance benefits and $3 million for other exit costs. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                              1999              1998
                                                              ----              ----
Balance at beginning of year.........................         $130               $15
       Cash payments.................................          (19)               (3)
                                                              ----               ---
Balance at end of period.............................         $111               $12
                                                              ====               ===

   Severance benefit payments are based on service and generally continue for 3 months to 24 months subsequent to termination. To date through June 30, 1999, approximately 804 of the planned 1,470 employee terminations have occurred. The remaining accrued liability at June 30, 1999 is expected to be adequate to complete the BetzDearborn integration plans. Cash flows from operations and available financing sources are expected to be sufficient to meet these obligations. We expect to substantially complete remaining actions under the plans during 2000.

9. A summary of short-term and long-term debt follows:

(Dollars in millions)                                                         June 30,            December 31,
                                                                                  1999                    1998
                                                                                  ----                    ----
SHORT-TERM:
Banks..................................................................           $ 65                    $ 80
Current maturities.....................................................            142                     486
                                                                                  ----                    ----
                                                                                  $207                    $566
                                                                                  ====                    ====

   At June 30, 1999, Hercules had $212 million of unused lines of credit that may be drawn as needed. Lines of credit in use at June 30, 1999 were $45 million.

                                                                              June 30,            December 31,
(Dollars in millions)                                                             1999                    1998
                                                                                  ----                    ----
LONG-TERM:
6.15% notes due 2000.................................................           $  100                  $  100
6.60% notes due 2027.................................................              100                     100
7.85% notes due 2000.................................................               25                      25
6.625% notes due 2003................................................              125                     125
8% convertible subordinated debentures due 2010......................                3                       3
Term loan tranche A due in varying amounts through 2003..............            1,222                   1,250
Term loan tranche B due 1999.........................................               --                     470
Term loan tranche C due 2000.........................................            1,000                   1,000
Revolving credit agreement due 2003..................................              415                     288
ESOP debt due in varying amounts through 2009........................              107                     110
Term notes at various rates from 3.55% to 9.60% due
     in varying amounts through 2006.................................               89                     102
Other................................................................               12                       9
                                                                                ------                  ------
                                                                                 3,198                   3,582

Current maturities of long-term debt.................................             (142)                   (486)
                                                                                ------                  ------

Net long-term debt...................................................           $3,056                  $3,096
                                                                                ======                  ======

         Our credit agreement for the $3,650 million credit facility with a syndicate of banks was amended in April 1999 to allow borrowings in euros, as well as U.S. dollars. Approximately U.S. $950 million of term loan tranche A domestic borrowings were converted into indebtedness denominated in euros during the second quarter 1999. In addition, a Canadian subsidiary of ours can borrow up to U.S. $100 million from select lenders in Canada in Canadian dollars.


10. Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures consists of:

(Dollars in millions)                                                             June 30,         December 31,
                                                                                      1999                 1998
                                                                                      ----                 ----
9.42% Trust Originated Preferred Securities..............................             $362                 $ --
Redeemable Hybrid Income Overnight Shares................................              200                  200
                                                                                      ----                 ----
                                                                                      $562                 $200
                                                                                      ====                 ====

Trust Originated Preferred Securities
-------------------------------------

         In March 1999, Hercules Trust I, our wholly owned subsidiary trust ("Trust I"), completed a $362 million underwritten public offering of 14,500,000 shares of 9.42% Trust Originated Preferred Securities. Trust I invested the proceeds from the sale of the Preferred Securities in an equal principal amount of 9.42% Junior Subordinated Deferrable Interest Debentures of Hercules due March 2029. We used these proceeds for the partial repayment of a term loan under our existing credit facility.

         Trust I will distribute quarterly cash payments it receives from Hercules on the debentures to Preferred Security holders at an annual rate of 9.42% on the liquidation amount of $25 per Preferred Security. We may defer interest payments on the Debentures at any time, for up to 20 consecutive quarters. If this occurs, Trust I will also defer distribution payments on the Preferred Securities. The deferred distributions, however, will accumulate distributions at a rate of 9.42% per annum.

         Trust I will redeem the Preferred Securities when the Debentures are repaid at maturity on March 31, 2029. Hercules may redeem the Debentures, in whole or, on or after March 17, 2004, in part, before their maturity at a price equal to 100% of the principal amount of the Debentures redeemed, plus accrued interest. When Hercules redeems any Debentures before their maturity, Trust I will use the cash it receives to redeem Preferred Securities and common securities as provided in the trust agreement. Hercules guarantees the obligations of Trust I on the Preferred Securities.

Redeemable Hybrid Income Overnight Shares
-----------------------------------------

         In November 1998, Hercules Trust V, our wholly-owned subsidiary ("Trust V"), completed a private placement of $200 million Redeemable Hybrid Income Overnight Shares (RHINOS). RHINOS are short-term auction-rate reset Preferred Securities of Trust V, which used the proceeds from the RHINOS sale to purchase junior subordinated notes of Hercules. We used these proceeds to partially repay loans under our credit facility. Hercules pays interest on the junior subordinated notes, and Trust V pays distributions on the RHINOS at a floating rate equal to LIBOR plus 175 basis points, which is reset on a quarterly basis. The RHINOS are guaranteed by Hercules.

         We expected to remarket the RHINOS within twelve months of their issuance; however, we amended the RHINOS agreement in July 1999 to eliminate this requirement. The RHINOS will be redeemed in October 1999. Additionally in July 1999, we issued $175 million of our common stock in a firm commitment underwritten public offering; in partial satisfaction of our obligation to issue $200 million of common stock as set forth in this forward underwriting agreement, entered into at the same time as the private placement of the Rhinos (see Note 11).

11. COMMON STOCK AND CRESTS UNITS OFFERINGS

         Common Stock Offering
         ---------------------
         On July 27, 1999, we completed a public offering of 5,000,000 shares of our common stock, which provided us with proceeds of $171.5 million, net of underwriting fees of $3.5 million. The underwriters have the option to purchase up to 750,000 additional shares of common stock to cover any over-allotments. These options may be exercised on or prior to August 20, 1999. If this over-allotment option is exercised in full, the proceeds to us from the common stock offering will be $197.2 million, net of underwriting fees of $4 million.

         CRESTS Units Offering
         ---------------------
         On the same date, we also completed a public offering of 350,000 CRESTS Units with Hercules Trust II, a wholly owned subsidiary trust ("Trust II"). This transaction provided net proceeds to Hercules and Trust II of $340.4 million. In the CRESTS Units offering, the underwriters have the option to purchase up to 50,000 additional CRESTS Units to cover any over-allotments. These options may be exercised on or prior to August 20, 1999. If this over-allotment option is exercised in full, the net proceeds to Hercules and Trust II from the CRESTS Units offering will be $389 million.

         Each CRESTS Unit consists of one preferred security of Trust II and one warrant to purchase 23.4192 shares of Hercules common stock at an initial exercise price of $1,000 (equivalent to $42.70 per share). The warrants may be exercised, subject to certain conditions, at any time before March 31, 2029, unless there is a reset and remarketing event. No reset and remarketing event will occur before July 27, 2004 unless all of our common stock is acquired in a transaction that includes cash for a price above a predetermined level. Trust II used the proceeds from the sale of its preferred securities to purchase junior subordinated deferrable interest debentures of Hercules ("debentures").

         We pay interest on the debentures, and Trust II pays distributions on its preferred securities. Both are paid quarterly at an annual rate of 6 1/2% of the scheduled liquidation amount of $1,000 per debenture and/or preferred security until the scheduled maturity date and redemption date of June 30, 2029, unless there is a reset and remarketing event. We guarantee payments by Trust II on its preferred securities. Trust II must redeem the preferred securities when the debentures are redeemed or repaid at maturity.

         We used the proceeds from both offerings, and intend to use proceeds from over-allotment exercises, if any, for the partial repayment of a term loan under the credit facility.

12. The Board of Directors has authorized the repurchase of up to 74,650,000 shares of our common stock. Of this amount, 6,150,000 shares are intended for various employee benefit programs. Through June 30, 1999, 66,592,958 shares (including 6,150,000 shares for employee benefit programs) had been purchased in the open market at an average price of $37.31 per share.


13. COMMITMENTS AND CONTINGENCIES

Environmental
-------------

         Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or has been sued for contribution by private parties, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for investigation and cleanup is between $60 million and $223 million. The actual costs will depend upon numerous factors, including:

o the number of parties found responsible at each environmental site and their ability to pay,

o the actual methods of remediation, outcomes of negotiations with regulatory authorities,

o        outcomes of litigation,

o        changes in environmental laws and regulations,

o        technological developments, and

o the number of years of remedial activity required, which could range up to 30 years.

         In 1992, we brought suit against our insurance carriers for past and future costs for cleanup of certain environmental sites. In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas site (see discussion below) was completed. The jury returned a "Special Verdict Form" with findings that will, in conjunction with the court's other opinions, be used by the Court to enter a judgment. The judgment will determine the amount of our recovery for past cleanup expenditures and will state that we are entitled to similar coverage for costs incurred since September 30, 1997 and in the future. We have not included any insurance recovery in the estimates above.

         We become aware of sites in which we may be named a PRP principally through our knowledge of investigation of sites by the U.S. Environmental Protection Agency, other government agencies or through correspondence with previously named PRPs requesting information on our activities at sites under investigation. We have established procedures for identifying environmental issues at our plant sites. In addition to environmental audit programs, we have environmental coordinators who are familiar with environmental laws and regulations and act as resources for identifying environmental issues.

         Litigation over liability at Jacksonville, Arkansas (the most significant site) has been pending since 1980. The lawsuit is captioned United States v. Vertac Chemical Corporation, USDA No. LR-C-92-137 (E.D. Ark.). As a result of a pretrial court ruling in October 1993, we have been held jointly and severally liable for costs incurred (and for future remediation costs) at the Jacksonville site by the District Court, Eastern District of Arkansas (the "Court").

         Other defendants in this litigation have either settled with the government or, in the case of the Department of Defense ("DOD"), have not been held liable. Hercules appealed the Court's order finding the DOD not liable. On January 31, 1995, the Eighth Circuit Court of Appeals upheld the Court's order. We filed a petition to the U.S. Supreme Court requesting review and reversal of the Eighth Circuit Court ruling. This petition was denied on June 26, 1995, and the case was remanded to the District Court for further proceedings.

         On May 21, 1997, the Court issued a ruling that Uniroyal is liable and that Standard Chlorine is not liable to Hercules for contribution. Through the filing of separate summary judgment motions, Hercules and Uniroyal raised a number of defenses to the United States' ability to recover its costs. On October 23, 1998, the Court denied those motions and granted the United States' summary judgment motion, ordering Hercules and Uniroyal to pay the United States approximately $103 million plus any additional response costs incurred or to be incurred after July 31, 1997. Trial testimony on the issue of allocation between Hercules and Uniroyal was completed on November 6, 1998. The Court has not yet ruled on the allocation issue. On August 6, 1999, the Court finalized its 1993 and 1997 non-final orders concerning past and future remediation costs at the site by entering a final judgment in which Hercules and Uniroyal were found jointly and severally liable for $89.1 million plus any additional response costs incurred, or to be incurred, after May 31, 1998. We were found solely liable for an additional $11.5 million, bringing the total adjudged liability to $100.6 million. The Court reduced the $103 million from its previous ruling on summary judgment by approximately $7 million (the amount received by the United States in previous settlements with other parties) and added applicable interest to reach a final total of $100.6 million. The August 6, 1999 judgment has not changed our outlook on the potential outcome of this matter. We previously disclosed that depending upon the Court's judgment, we might choose to appeal to the Eighth Circuit on any of the previous rulings on liability, allocation or damages. We now intend to file that appeal and post the bond required by the procedural rules by the end of the third quarter 1999. We anticipate the cost to post this bond will be approximately $175,000.

         At June 30, 1999, the consolidated balance sheet reflects a liability of $60 million for environmental investigation and clean up costs. This amount represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the factors identified above. We do not anticipate that our financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

LITIGATION

         We are a defendant in numerous lawsuits resulting from the conduct of our business. In these legal proceedings, no director, officer, or affiliate is a party or a named defendant. These lawsuits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage, and personal injury matters.

         Hercules was a defendant in three Qui Tam (Whistle Blower) lawsuits brought by former employees of the Aerospace business sold to Alliant Techsystems Inc. ("Alliant") in March 1995. Among the allegations were submission of false claims and records under various government contracts, delivery of defective products, a deficient quality control program, mischarging of work performed under government contracts, misuse of government equipment, other acts of financial mismanagement, and wrongful termination claims. After investigation of the allegations, the government declined to intervene in two of these lawsuits and partially intervened in the third. The first lawsuit (United States of America ex. rel. Katherine A. Colunga v. Hercules Incorporated, et al., Civil No. 89-C-954B) was dismissed in July 1998.

         The parties to the second lawsuit (United States of America ex. rel. Benny D. Hullinger, et al., Civil No. 92-CV-085) reached a tentative settlement, subject to approval of the Court, in August 1998. Although it did not intervene in the case, the U.S. Department of Justice ("DOJ") objected to approval of the tentative settlement, arguing that Hercules should only be released from claims that the government contended were actually investigated. The DOJ further argued that the proposed allocation of settlement proceeds between False Claims Act claims and wrongful termination claims should be revised to attribute a higher percentage of recovery to claims arising under the False Claims Act. On February 9, 1999, the Court entered a judgment to approve the settlement and dismiss the lawsuit. On April 12, 1999 the DOJ's 60-day period to appeal the judgment expired without the DOJ having filed a Notice of Appeal. Eight days later, on April 20, 1999, the DOJ filed a Motion to Extend Time for Filing Notice of Appeal. Hercules and the plaintiffs opposed the motion, arguing that the DOJ had not made the showing of excusable neglect required by the rules for such an extension. On May 4, 1999, the Court denied the DOJ's motion. On May 21, 1999, the DOJ determined that they would not appeal further. The Court's judgment dismissing the lawsuit became final on May 28, 1999.

         In the third lawsuit [United States of America ex. rel. P. Robert Pratt
v. Alliant Techsystems, Inc. and Hercules Incorporated, Civil No. 95-4812 SVW(JGx)], all claims alleging mischarging to the Intermediate Nuclear Forces Contract were settled in February 1998. Other portions of the complaint were not resolved by the settlement. The parties reached a tentative settlement of the remaining portions of the complaint, subject to approval of the Court, in August 1998. The DOJ objected to approval of the tentative settlement, arguing that Hercules should only be released from claims that the government contended were actually investigated. The DOJ further argued that the settlement agreement should have contained certain provisions preventing Alliant, a defendant in the lawsuit, from recovering certain costs under its government contracts. On February 17, 1999, the Court entered a judgment approving the settlement and dismissing the lawsuit. On March 23, 1999, the DOJ filed a Notice of Appeal. In subsequent discussions with DOJ's counsel, Hercules and Alliant agreed to amend the settlement agreement to include provisions that prevent Alliant from recovering under its government contracts the costs that had been the subject of prior discussions with the DOJ. Following such agreement, the DOJ withdrew its appeal. At this point, the dismissal of the lawsuit became final. The amendment to the settlement agreement was submitted to the Court for its approval on August 2, 1999, and the parties are awaiting the Court's order approving the amendment.

         In addition to our Jacksonville, Arkansas, site litigation described in the environmental section above, Hercules is a defendant in two lawsuits brought by individuals. The first lawsuit, Jeffrey Shelton Jr., et al. v. Hercules Incorporated, Civil No. LR-C-97-131 (E.D. Ark. 1997), involves two individuals seeking medical monitoring and damages for loss of recreational opportunities. They have brought a Resource Conservation and Recovery Act (RCRA) citizens suit against us seeking an injunction which would require us to fund or perform various environmental and health studies and pay for any required remediation to the Bayou Meto. Plaintiffs and Hercules have filed motions for summary judgment which are awaiting decision by the Court. No trial date is currently scheduled. The second lawsuit, Gary Graham, et al. v. Vertac Chemical Corporation and Hercules Incorporated, No. LR-C-98-678 (E.D. Ark. 1998), was filed by a group of 19 individuals seeking damages for personal injuries and diminution of property value as a result of alleged dioxin contamination from the Jacksonville site. This case has been dismissed without prejudice. We deny liability in both actions, and intend to vigorously defend both actions.

         BetzDearborn, along with Pacific Gas and Electric (PG&E), is a defendant in four lawsuits involving (in the aggregate) approximately 2,350 plaintiffs pending in the Superior Court of Los Angeles County, California (the Lawsuits). Plaintiffs are comprised primarily of present and former PG&E employees, their families, and residents living in the vicinity of the three PG&E facilities that are the subject of the Lawsuits. Plaintiffs seek unspecified monetary damages (including punitive damages) for personal injuries arising from alleged exposures to chromate-based products sold or allegedly sold by Betz Laboratories, Inc. (predecessor to BetzDearborn) to PG&E for use in the cooling towers located at these facilities. The sales in question occurred or allegedly occurred at various times between 1952 and the mid-1980s, depending upon the facility. In three of the cases, the parties selected 20 plaintiffs and two alternates whose claims will be tried together, before the claims for the remaining plaintiffs in the Lawsuits. We anticipate that the 20 plaintiffs' claims will be tried in late 1999. BetzDearborn denies any legal liability to plaintiffs, believes it has substantial defenses, and intends to contest the claims vigorously. BetzDearborn further believes that any claim for punitive damages is without any legitimate basis in fact or law. The Lawsuits are captioned as follows: Acosta, et al. v. Betz Laboratories, et al., No. BC 161 669 (1996); Adams, et al. v. Betz Laboratories, et al., No BC 113 000 (1994); Aguilar et al. v. Betz Laboratories, et al., No. BC 158 588 (1996); and Aguayo et al. v. Betz Laboratories, et al., No. BC 123 749 (1995).

         Although both BetzDearborn and PG&E are named as defendants in each of the Lawsuits, not all plaintiffs seek damages from both defendants. PG&E previously settled a lawsuit brought by many of the same individuals who are plaintiffs in one of the Lawsuits; as a result, PG&E will have no additional liability to those plaintiffs.

         BetzDearborn maintained insurance coverage for the purpose of securing protection against alleged product and other liabilities, and certain of the insurance carriers have undertaken to pay the cost of the defense of the Lawsuits, subject to various reservations of rights. BetzDearborn will pursue all available insurance coverage to fund any damages payable to plaintiffs in connection with the Lawsuits (excluding any punitive damages to the extent not recoverable under BetzDearborn's insurance policies).

         In June 1998, Hercules, along with Georgia-Pacific and AlliedSignal, were sued in Georgia State Court by 423 plaintiffs for alleged personal injuries and property damage. This litigation is captioned Coley, et al. v. Hercules Incorporated, et al., No. 98VSO 140933 B (Fulton County, GA 1998). Plaintiffs allege that they were damaged by the discharge of hazardous waste from the companies' plants. Hercules and the other defendants removed the case to Federal Court and requested that it be transferred to the Brunswick Division. The Federal Court in Atlanta transferred the case to the Federal Court in Brunswick to decide the removal issue. The Court denied the motion and, as a result, the case was remanded to the State Court in Atlanta.

         Along with the other defendants, we have filed motions to dismiss certain claims, to sever the individual plaintiffs' claims, and to sever the claims against the defendants. All are awaiting decision. The case is in the early stages of motions and discovery. We deny liability and intend to vigorously defend this action.

         At June 30, 1999, the consolidated balance sheet reflects a liability of approximately $10 million for litigation and claims. This amount represents management's best estimate of the probable and reasonably estimable losses related to litigation or claims. The extent of the liability is evaluated quarterly. No insurance recoveries for litigation are reflected in the consolidated balance sheet. While it is not feasible to predict the outcome of all pending lawsuits and claims, the ultimate resolution of these matters could have a material effect upon our financial position. Any resolution during a specific period could have a material effect on our quarterly or annual operating results for that period.

14. SEGMENT INFORMATION

(Dollars in millions)                                         Three Months Ended June 30,        Six Months Ended June 30,
                                                              ---------------------------        -------------------------
                                                                 1999                1998           1999              1998
                                                                 ----                ----           ----              ----
Net Sales:
       Process Chemicals and Services................            $427                $113         $  839              $217
       Functional Products...........................             221                 219            429               434
       Chemical Specialties..........................             169                 113            340               224
                                                                 ----                ----         ------              ----
              Consolidated...........................            $817                $445         $1,608              $875
                                                                 ====                ====         ======              ====

Profit (Loss) from Operations:
       Process Chemicals and Services................             $89                 $25           $167               $47
       Functional Products...........................              57                  58            111               114
       Chemical Specialties..........................              23                  18             49                33
       Reconciling Items.............................             (31) (a)             --            (66) (a)            1
                                                                 ----                ----           ----              ----
              Consolidated...........................            $138                $101           $261              $195
                                                                 ====                ====           ====              ====


(a) Reconciling items for the quarter and six months ended June 30, 1999 include goodwill and intangible asset amortization of $20 million and $40 million, respectively, integration costs of $3 million and $10 million, respectively, and corporate research and development and other corporate items not specifically allocated to business segments.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, "quarter" and "six-month period" refer to the second quarter of 1999 and the six months ended June 30, 1999. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

         The table below reflects sales and profit from operations for the quarter and six months ended June 30, 1998 on a pro forma basis, and operating profit for the quarter and six months ended June 30, 1999 excluding integration costs. For the quarter and six-month period, integration charges were $3 million and $12 million, respectively, and are reported primarily in other operating expenses (see Note 5). Integration costs for travel, consulting, employee incentives and other related items are expected to continue through the remainder of 1999.

         Acquisitions during 1998, which were accounted for using the purchase method, significantly impact the comparability of results for the quarter and six-month period. Accordingly, pro forma sales and profit from operations for the 1998 periods are provided to facilitate comparisons. The pro forma results include BetzDearborn and FiberVisions as if the acquisitions had occurred on January 1, 1998. Pro forma adjustments have been made primarily to reflect increased goodwill and intangible amortization in reconciling items. Cost savings from combining operations with Hercules have not been reflected. Consequently, the pro forma results do not reflect the actual results of operations had the acquisitions occurred on the dates indicated, and are not intended to be a projection of future results or trends.

(Dollars in millions)                                           Three Months Ended June 30,         Six Months Ended June 30,
                                                                ---------------------------         -------------------------
                                                                    1999               1998             1999             1998
                                                                    ----               ----             ----             ----
Net Sales by Industry Segment:
       Process Chemicals and Services................               $427               $434           $  839           $  837
       Functional Products...........................                221                219              429              434
       Chemical Specialties..........................                169                179              340              356
                                                                    ----               ----           ------           ------
              Total..................................               $817               $832           $1,608           $1,627
                                                                    ====               ====           ======           ======

Profit (Loss) from Operations:
       Process Chemicals and Services................                $89                $72             $169           $  136
       Functional Products...........................                 57                 58              111              114
       Chemical Specialties..........................                 23                 29               49               54
       Reconciling Items.............................                (28) (a)           (18) (b)         (56) (a)         (35) (b)
                                                                    ----               ----             ----           -----
              Total..................................               $141               $141             $273           $  269
                                                                    ====               ====             ====           ======



(a) Reconciling items include the following for the quarter and six-month period ended June 30, 1999, respectively: goodwill and intangible asset amortization of $20 million and $40 million, corporate research and development costs of $2 million and $4 million and corporate environmental accruals of $3 million and $4 million.

(b) Reconciling items include the following for the quarter and six-month period ended June 30, 1998, respectively: goodwill and intangible asset amortization of $19 million and $38 million, corporate research and development costs of $2 million and $5 million, partially offset by a favorable settlement of an environmental insurance claim of $2 million in both periods. Additionally, the six months ended June 30, 1998 includes $4 million from sale of technology.

         The discussion that follows speaks to comparisons in the table through profit from operations.

         Consolidated net sales decreased $15 million, or 2%, for the quarter, and $19 million, or 1%, for the six-month period. Weaker foreign currencies relative to the dollar, primarily as a result of the devaluation of the Brazilian Real, had a negative impact on sales of $9 million and $6 million for the quarter and six-month period, respectively. During the quarter, lower selling prices in the Process Chemicals and Services and Chemical Specialties segments also negatively impacted sales. For the six-month period, the decline is primarily from lower pricing in Chemical Specialties and lower sales volumes in Functional Products.

         Consolidated profit from operations was relatively flat for the quarter and six-month period. Improved profit from operations in the Process Chemicals and Services segment from cost improvements (resulting from integrating the BetzDearborn businesses) were offset by lower profitability in Chemicals Specialties (primarily the result of pricing pressure) and higher corporate charges (principally environmental costs). Consequently, operating margins increased for the quarter to 17.3%, compared with 16.9%, and improved to 17.0% for the six months compared with 16.5% during the same period last year.

         Process Chemicals and Services sales were down $7 million, or 2%, for the quarter primarily from the Brazilian currency devaluations and the competitive pricing environment in the hydrocarbon and paper processing markets in North America and Europe, which was partly offset by volume improvements. Sales were relatively flat for the six months, as the volume improvements were offset by weaker pricing and the currency devaluation. During the quarter and six months, operating profit increased $17 million and $33 million, respectively. The improvement in operating profit and operating margin is primarily the result of cost improvements, as well as, lower selling, general and administrative expenses resulting from the integration of BetzDearborn.

         Functional Product sales were relatively flat for the quarter and six months as improved pectin pricing, along with volume improvements (partially from improvements in Asian markets), offset volume declines (primarily from weakness in oilfield markets) and pricing pressure in other specialty products. Operating profit was down $1 million, or 2%, during the quarter and $3 million, or 3% for the six months. This shortfall is primarily from the weakness in the oilfield markets, which was partially offset by the improvements in the pectin business noted above.

         Chemical Specialties sales were down $10 million, or 6%, during the quarter and $16 million, or 4%, for the six-month period. Revenue declined from the pass-through effects of lower polypropylene raw material prices, continued competitive pricing for resin products, and an unfavorable sales mix, particularly in Europe, for rosin resins. Operating profit declined $6 million, or 21%, during the quarter, and $5 million, or 9% for the six months. This decline in both periods is primarily due to the unfavorable pricing and product mix in resins products noted above, partly offset by lower polypropylene raw material costs. We do not anticipate any significant improvement in market conditions for resins for the remainder of the year.

         Equity in income of affiliated companies decreased $5 million and $9 million for the quarter and six-month period because FiberVisions results are consolidated in Hercules financial statements in 1999. Prior to Hercules purchasing the remaining 49% share of FiberVisions in July 1998, results were accounted for on the equity method.

         Interest and debt expense increased $34 million for the quarter and $83 million for the six-month period as a result of the additional financial leverage resulting from the 1998 acquisitions.

         Preferred security distributions of subsidiary trusts are the quarterly distributions to the holders of the trust preferred securities issued by Hercules (see Note 10).

         Other income, net decreased $12 million for the quarter and increased $35 million for the six-month period. The decrease during the quarter is primarily from lower interest income. The increase for the six months is primarily due to a first quarter 1998 charge of $63 million for legal settlements and accruals, offset by lower interest income (see Note 7).

         The effective tax rate for the first six months of 1999 was 35%, compared to 88% for the full year 1998. The second quarter 1999 tax provision reflects the benefit of utilizing a capital loss carryback. Both rates reflect the effect of nondeductible goodwill and intangible amortization. Additionally, the 1998 tax rate reflects the effect of the non-deductible charge for purchased in-process research and development. The effective tax rate for 1999 is estimated at approximately 38%, assuming no additional benefit from tax planning initiatives. However, we continue to pursue planning initiatives and expect to show some improvement in the effective rate during the remainder of 1999.


FINANCIAL CONDITION

         Cash provided by operations was $61 million compared to $38 million in 1998. The increase reflects higher profit from operations, primarily from businesses acquired in 1998, and lower tax payments, offset by higher interest payments, cash outlays for termination benefits, other exit costs and integration expenses, and higher working capital requirements.

         Short term liquidity has improved since year-end 1998, primarily from refinancing $470 million of current maturity debt existing under our $3.65 billion credit facility with long-term Trust Originated Preferred Securities issued during the first quarter of 1999 (see Note 10). As a result, we were able to reduce our interest rate by 1.25% on the $3.15 billion balance remaining under the credit facility. Current and quick ratios have improved to 1.4 and .9, respectively, at June 30, 1999, compared with .9 and .6, respectively, at December 31, 1998. As of June 30, 1999, we had $485 million available under the revolving credit agreement and $212 million of short-term lines of credit (see
Note 9).

         During the second quarter of 1999, we amended our credit agreement to allow for borrowing in euros, as well as in U.S. dollars. Approximately $950 million of U.S. dollar denominated debt was converted to euro indebtedness. Also during the six-month period, we entered into a financing agreement with a bank, which provides for the sale of promissory notes in the principal amount of up to $20 million at any one time. The agreement, which expires in December 1999, provides for commitments by the bank and Hercules under which the bank purchases promissory notes denominated in a number of foreign currencies in exchange for U.S. dollars. The notes are repayable only to the extent of future revenue of certain foreign subsidiaries. Neither Hercules nor the bank can cancel their obligations under the agreement. Transaction gains and losses related to the notes are deferred and recognized as an adjustment to the revenue supporting the note repayment.

         In the fourth quarter 1998, Hercules Trust V, a wholly owned subsidiary, completed a private placement of $200 million Redeemable Hybrid Income Overnight Shares (RHINOS). The RHINOS are guaranteed by Hercules (see
Note 10). We expected to remarket the RHINOS within twelve months of their issuance; however, we amended the RHINOS agreement in July 1999 to eliminate this requirement. The RHINOS will be redeemed in October 1999. In addition, we agreed to publicly offer and sell, and a third party agreed to underwrite $200 million of our common stock.

         On July 27, 1999, we completed a public offering of 5,000,000 shares of our common stock, which provided us with net proceeds of $171.5 million (see Notes 10 and 11). On the same date, we also completed a public offering of 350,000 CRESTS Units with Hercules Trust II, a wholly owned subsidiary trust (Trust II). This transaction provided net proceeds to Hercules and Trust II of $340.4 million.

         In the common stock offering, the underwriters have the option to purchase up to 750,000 additional shares of common stock to cover any over-allotments. In the CRESTS Units offering, the underwriters have the option to purchase up to 50,000 additional CRESTS Units to cover any over-allotments. These options may be exercised on or prior to August 20, 1999. If these over-allotment options are exercised in full, the net proceeds to us from the common stock offering will be $197.2 million, and the net proceeds to Hercules and Trust II from the CRESTS Units offering will be $389.0 million. We used the proceeds from the offerings, and intend to use proceeds from over-allotment exercises, if any, for the partial repayment of a term loan under the credit facility.

         Each CRESTS Unit consists of one preferred security of Trust II and one warrant to purchase 23.4192 shares of Hercules common stock at an initial exercise price of $1,000 (equivalent to $42.70 per share). The warrants may be exercised, subject to certain conditions, at any time before March 31, 2029, unless there is a reset and remarketing event (see Note 11). Trust II used the proceeds from the sale of its preferred securities to purchase junior subordinated deferrable interest debentures of Hercules. Hercules will pay interest on the debentures while Trust II will pay distributions on its preferred securities. Both are paid quarterly at an annual rate of 6-1/2% of the scheduled liquidation amount of $1,000 per debenture and/or preferred security (see Note 11).

         The ratio of debt-to-total capitalization (stockholders' equity, guaranteed preferred beneficial interests on Hercules' subordinated debentures and debt) decreased to 74% at June 30, 1999 from 83% at year-end 1998 as a result of the first quarter Trust Originated Preferred Securities offering. Following the July 1999 issuance of CRESTS units and common stock, the amount accessible under our shelf registration is $1,636 million (includes all of the underwriters' over-allotment options for the CREST Units and common stock offerings).

MARKET RISK

         Hercules derivative and other financial instruments subject to interest rate risk consist of debt instruments, equity-like securities, and interest rate swaps. At June 30, 1999, net market value of these combined instruments was a liability of $3.6 billion. The following sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels at June 30, 1999, with all other variables held constant. A 100-basis point increase in interest rates would result in an $80 million decrease in the net market value of the liability, while a 100-basis point decrease would result in a $65 million increase. The change in the sensitivity level from year-end 1998 is primarily from the fixed distribution rate associated with the Trust Originated Preferred Securities issued during the first quarter 1999 (see Note 10) and an increase in the notional amount of interest rate swaps during the second quarter 1999.

         Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards, options, and foreign currency debt and represent a net liability position of $910 million at June 30, 1999. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from the June 30, 1999 levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies would result in a $100 million decrease in the net liability position, while a 10% weakening of the dollar versus all the currencies would result in a $102 million increase. The change in the sensitivity level from year-end 1998 is primarily from replacing cross currency swaps with foreign currency debt to hedge exposure to increased investments in foreign subsidiaries, primarily as a result of the BetzDearborn acquisition.

         Our sensitivity to changes in equity price risk is not significantly different from December 31, 1998.

YEAR 2000 READINESS DISCLOSURE

READINESS

     We have recognized the need to ensure that our operations and relationships with our business partners will not be adversely affected by the Year 2000 ("Y2K") problem, and have developed and implemented a comprehensive project that addresses those areas of vulnerability. We have created a cross-functional Y2K Program Office at the corporate level to coordinate and provide policies, guidance and support for our Y2K initiatives. Site compliance teams have been formed at all major sites worldwide.

     The areas addressed by the Y2K Program Office include:

     o    corporate and plant computer systems;

     o    desktop and telecommunications systems;

     o    safety, environmental and quality systems;

     o process control systems and plant floor equipment and devices with embedded chips;

     o    equipment manufactured by or for BetzDearborn and sold to customers;
          and

     o    business partner and supply chain risk management.

         We have developed a risk management plan for our business partners, including suppliers, shippers, financial institutions and service providers, involving direct communications with them and feedback analysis to assess their Y2K readiness as it relates to their potential impact on our business. Contingency plans are being developed in those cases where we appear to be at risk.

         We are engaged in a major project to implement SAP R/3((TM)) software. All vendor supplied SAP code is Y2K compliant. The resulting systems comprise our core business systems, including sales and distribution, inventory and purchasing, finance and control, product costing, human resources and payroll and fixed assets. Other internally developed programs are still in the process of being tested for Y2K compliance. The systems are in the process of being rolled out in North America and Europe. The most critical applications are already operational. Overall, the project is on schedule to be completed in 1999.

         In other regions of the world, only minor changes are required to make our core business systems Y2K ready. BetzDearborn is also in the process of implementing SAP R/3((TM)) software and completed its program in North America in the second quarter of 1999.

         For all plants and departments, inventories have been taken of equipment that may have embedded chips. Assessments of the compliance status and potential impact on our operations and remediation plans are being completed. Additionally, suppliers of raw materials and other critical services have been identified. Questionnaires requesting Y2K status have been sent to all identified major suppliers. Identification of the most critical suppliers is in progress and, where necessary, additional research is being conducted. Contingency plans are being developed or alternate suppliers identified in those cases where we appear to be at risk.

         BetzDearborn sells chemical feed equipment which is installed at customer sites. Earlier versions of this equipment were not Y2K compliant. A kit, which makes this equipment Y2K compliant, has been designed and tested. Affected equipment is being updated through both regular and Y2K specific service visits by our field technicians.

         During the second quarter of 1999, our Y2K activities included:

         o    refinement of Y2K plan;

         o refinement of methodology and documentation for Y2K efforts, including inventory, assessment, remediation, testing and contingencies;

         o continuation of development of detailed project plans, contingency plans and schedules;

         o continuation of comprehensive risk assessment of crucial business functions, including intensive site reviews and evaluation of manufacturing and other facilities;

         o presentation to customers and business partners of information about our Y2K efforts;

         o continuation of assessment of remediation of embedded devices and systems in our manufacturing operations; and

         o commencement of an active testing program to test Y2K affected systems and the contingency plans for such systems.

COSTS

         The primary strategy for achieving Y2K compliance is the replacement of our core business systems through the installation of SAP R/3((TM)) software. For non-IT systems, operational staff conducted departmental inventories under the direction of an outside consulting firm. We are in the process of identifying the costs associated with any necessary process control equipment upgrades or replacements. We have also engaged outside consultants specializing in Y2K readiness programs to provide support to our Y2K Program Office in the final stages of Y2K readiness and compliance.

         The total cost of the Y2K project is currently estimated to be approximately $14 million and we have spent approximately $8 million as of June 30, 1999. These costs are expensed as incurred and are being funded through operating cash flow. The cost estimate does not include the cost to upgrade or replace process control equipment and desktop computers. The cost of implementing the SAP R/3((TM)) replacement system also is not included in the Y2K project cost estimate.

RISKS AND CONTINGENCY PLANS

         Failure to complete implementation of the SAP R/3((TM)) system by the end of 1999 would represent the worst case Y2K scenario for us. At the present time, we believe that our Y2K readiness implementation efforts will be completed as scheduled so that the risks of material adverse consequences to our business, results of operations, liquidity or financial condition should be reduced. Some of our production facilities are similar in nature and products could be manufactured and shipped from alternate locations. At these locations, there are feasible manual procedures that can be implemented in the case of a Y2K related failure. For cases where products cannot be made in multiple locations or where manual procedures are not available, appropriate contingency plans are being developed and are targeted for completion in the third quarter of 1999.

         We believe that we are unlikely to experience a material adverse effect on our business, results of operations, liquidity or financial condition as a result of Y2K-related failures.

Forward-looking Statement

         This Y2K discussion includes forward-looking statements of Hercules' efforts and management's expectations relating to Y2K readiness. Our ability to achieve Y2K readiness and the level of incremental associated costs could be adversely affected by the availability and cost of remediation and testing resources, vendors' and customers' abilities to install or modify IT and non-IT systems, and unanticipated problems identified in the ongoing Y2K readiness review.

         The costs of the Y2K project and the dates that we plan to complete the Y2K modifications are based on management's best estimates. We used numerous assumptions of future events including the continued availability of certain resources, third parties' remediation plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially. Specific factors that might cause material differences include the availability and cost of personnel trained to perform Y2K modifications; our ability to locate and correct all non-compliant computer codes and embedded controls; the ability of material customers, suppliers, and business partners to successfully complete their own Y2K remediation projects; the accuracy of information received from third parties concerning their Y2K compliance and business risk assessments; and similar uncertainties.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         For discussion of quantitative and qualitative disclosure about market risk, see the caption "Market Risk" under Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         For information related to Legal Proceedings, see notes to financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders.

         Our Annual Meeting of Shareholders was held April 29, 1999. Voting results were disclosed on our Form 10-Q for the period ended March 31, 1999.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  4-A Second Supplemental Indenture, dated July 6, 1999, between Hercules Incorporated and The Chase Manhattan Bank, as Trustee.

                  4-B Amendment dated as of July 6, 1999 to the Amended and Restated Trust Agreement of Hercules Trust V, dated November 12, 1998.

                  4-C Termination Agreement, dated as of July 6, 1999, among Hercules Incorporated, Hercules Trust V and Banc of America Securities LLC.

                  4-D Officers' Certificate, dated as of July 27, 1999, pursuant to the Junior Subordinated Debenture Indenture between Hercules Incorporated and The Chase Manhattan Bank, as trustee. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 27, 1999.)

                  4-E Amended and Restated Trust Agreement of Hercules Trust II dated as of July 27, 1999, together with Annex I thereto. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated July 27, 1999.)

                  4-F Unit Agreement, dated July 27, 1999, among Hercules Incorporated, Hercules Trust II and The Chase Manhattan Bank, as unit agent. (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated July 27, 1999.)

                  4-G Warrant Agreement, dated July 27, 1999, between Hercules Incorporated and The Chase Manhattan Bank, as warrant agent. (Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated July 27, 1999.)

                  4-H Form of Series A Junior Subordinated Deferrable Interest Debentures. (Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated July 27, 1999.)

                  4-I Form of Trust II Preferred Securities. (Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated July 27, 1999.)

                  4-J      Form of CRESTS Unit. (Incorporated by reference to
                           Exhibit 4.7 to our Current Report on Form 8-K dated July 27, 1999.)

                  4-K Form of Warrant. (Incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated July 27, 1999.)

                  10.1 Amended and Restated Credit Agreement, dated April 19, 1999, among Hercules Incorporated, NationsBank, N.A., as Administrative Agent, and the lenders party thereto. (Incorporated by reference to our Form 8-K dated April 19, 1999.)

                  27       Financial Data Schedule


         (b)      Reports on Form 8-K

                  Form 8-K dated July 27, 1999 relating to two offerings: (1) a public offering of 5,000,000 shares of Hercules common stock on July 27, 1999, and (2) an offering on the same date of 350,000 CRESTS Units by Hercules and Hercules Trust II.

                  Form 8-K filed April 19, 1999 to report changes to our Amended and Restated Credit Agreement, dated April 19, 1999, among Hercules Incorporated, NationsBank, N.A., as Administrative Agent, and the lenders party thereto.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Hercules Incorporated



                                          by /s/ GEORGE MACKENZIE
                                             ---------------------------------
                                             George MacKenzie
                                             Senior Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer
                                             and duly authorized signatory)
                                             August 16, 1999


                                          by /s/ MICHAEL J. SCOTT
                                             ---------------------------------
                                             Michael J. Scott
                                             Vice President, Business Analysis
                                             and Assistant Controller
                                             (Principal Accounting Officer)
                                             August 16, 1999

                                  EXHIBIT INDEX

Number             Description                                                     Incorporated by Reference to
------             -----------                                                     ----------------------------
4-A                Second Supplemental Indenture, dated July 6, 1999,
                   between Hercules Incorporated and The Chase Manhattan
                   Bank, as Trustee.

4-B Amendment dated as of July 6, 1999 to the Amended and Restated Trust Agreement of Hercules Trust V, dated
                   November 12, 1998.

4-C                Termination Agreement, dated as of July 6, 1999, among
                   Hercules Incorporated, Hercules Trust V and Banc of
                   America Securities LLC.

4-D                Officers' Certificate, dated as of July 27, 1999,              Exhibit 4.1, Current Report on Form 8-K
                   pursuant to the Junior Subordinated Debenture                  dated July 27, 1999
                   Indenture between Hercules Incorporated and The Chase
                   Manhattan Bank, as trustee.

4-E                Amended and Restated Trust Agreement of Hercules Trust         Exhibit 4.2, Current Report on Form 8-K
                   II dated as of July 27, 1999, together with Annex I            dated July 27, 1999
                   thereto.

4-F                Unit Agreement, dated July 27, 1999, among Hercules            Exhibit 4.3, Current Report on Form 8-K
                   Incorporated, Hercules Trust II and The Chase                  dated July 27, 1999
                   Manhattan Bank, as unit agent.

4-G                Warrant Agreement, dated July 27, 1999, between                Exhibit 4.4, Current Report on Form 8-K
                   Hercules Incorporated and The Chase Manhattan Bank, as         dated July 27, 1999
                   warrant agent

4-H                Form of Series A Junior Subordinated Deferrable                Exhibit 4.5, Current Report on Form 8-K
                   Interest Debentures.                                           dated July 27, 1999

4-I                Form of Trust II Preferred Securities                          Exhibit 4.6, Current Report on Form 8-K
                                                                                  dated July 27, 1999

4-J                Form of CRESTS Unit                                            Exhibit 4.7, Current Report on Form 8-K
                                                                                  dated July 27, 1999

4-K                Form of Warrant                                                Exhibit 4.8, Current Report on Form 8-K
                                                                                  dated July 27, 1999

10.1               Amended and Restated Credit Agreement, dated April 19,         Exhibit 10.2, Current Report on Form
                   1999, among Hercules Incorporated, NationsBank, N.A.,          8-K, dated April 19, 1999
                   as Administrative Agent, and the lenders party thereto

27                 Financial Data Schedule