Form 10-Q
period 1999-09-30
HERCULES INC
filed 1999-11-15
CIK 46989

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 YES X   NO  __

     As of October 29, 1999, 106,321,162 shares of registrant's common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             HERCULES INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                          THREE MONTHS                NINE MONTHS
                                                              ENDED                      ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                        -----------------         -------------------
                                                        1999        1998           1999         1998
                                                        -----       -----         ------       ------
                                                                        (UNAUDITED)
Net sales.............................................  $ 813       $ 510         $2,421       $1,385
Cost of sales.........................................    445         323          1,308          852
Selling, general, and administrative expenses.........    188          68            578          195
Research and development..............................     21          17             62           42
Goodwill and intangible asset amortization............     20           3             60            5
Other operating expenses (income), net................      1          (2)            14           (5)
                                                        -----       -----         ------       ------
Profit from operations................................    138         101            399          296
Equity in income of affiliated companies..............     --          --              1           10
Interest and debt expense.............................     38          18            145           42
Preferred security distributions of subsidiary
  trusts..............................................     16          --             33           --
Other income (expense), net...........................     (2)         18              5          (10)
                                                        -----       -----         ------       ------
Income before income taxes............................     82         101            227          254
Provision for income taxes............................     25          30             76           81
                                                        -----       -----         ------       ------
Net income............................................  $  57       $  71         $  151       $  173
                                                        =====       =====         ======       ======
Earnings per share:
     Basic............................................  $0.54       $0.75         $ 1.48       $ 1.82
                                                        =====       =====         ======       ======
     Diluted..........................................  $0.54       $0.74         $ 1.47       $ 1.80
                                                        =====       =====         ======       ======
Dividends per share...................................  $0.27       $0.27         $ 0.81       $ 0.81
                                                        =====       =====         ======       ======

See accompanying notes to financial statements.

                             HERCULES INCORPORATED
                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN MILLIONS)

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  1999               1998
                                                              -------------      ------------
                                                                        (UNAUDITED)
                           ASSETS
Current assets
     Cash and cash equivalents..............................     $   88             $   68
     Accounts and notes receivable, net.....................        614                601
     Other current assets...................................        103                 62
     Inventories
          Finished products.................................        209                218
          Materials, supplies, and work in process..........        189                198
     Deferred income taxes..................................        125                 93
                                                                 ------             ------
     Total current assets...................................      1,328              1,240
Property, plant, and equipment..............................      2,939              3,037
Accumulated depreciation and amortization...................      1,628              1,599
                                                                 ------             ------
Net property, plant, and equipment..........................      1,311              1,438
Goodwill and other intangible assets (net of accumulated
  amortization--1999, $110; 1998, $50)......................      2,592              2,548
Other assets................................................        677                607
                                                                 ------             ------
     Total assets...........................................     $5,908             $5,833
                                                                 ======             ======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable.......................................     $  263             $  270
     Accrued expenses.......................................        472                466
     Short-term debt........................................        334                566
     Income taxes payable...................................         49                 15
                                                                 ------             ------
     Total current liabilities..............................      1,118              1,317
Long-term debt..............................................      2,405              3,096
Deferred income taxes.......................................        278                225
Postretirement benefits and other liabilities...............        428                436
Guaranteed preferred beneficial interests in Company's
  subordinated debentures...................................        822                200
Stockholders' equity
     Common stock (shares issued:1999 - 159,973,510;
       1998 - 154,823,496)..................................         83                 81
     Additional paid-in capital.............................        759                504
     Unearned compensation..................................       (126)              (130)
     Foreign currency translation adjustment................        (54)               (13)
     Retained earnings......................................      2,136              2,068
                                                                 ------             ------
                                                                  2,798              2,510
     Reacquired stock, at cost (shares: 1999 - 53,766,435;
       1998 - 53,995,692)...................................      1,941              1,951
                                                                 ------             ------
     Total stockholders' equity.............................        857                559
                                                                 ------             ------
     Total liabilities and stockholders' equity.............     $5,908             $5,833
                                                                 ======             ======

See accompanying notes to financial statements.

                             HERCULES INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOW

                             (DOLLARS IN MILLIONS)

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                               1999         1998
                                                              -------       -----
                                                                  (UNAUDITED)
Net cash provided by operations.............................  $   158       $  74
                                                              -------       -----
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures........................................     (120)        (84)
Proceeds of investment and fixed asset disposals............       22          71
Acquisitions, net of cash acquired..........................      (10)       (317)
Other, net..................................................      (25)        (17)
                                                              -------       -----
     Net cash used in investing activities..................     (133)       (347)
                                                              -------       -----
CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds.....................................      239          74
Long-term debt repayments...................................   (1,076)        (79)
Change in short-term debt...................................       39         490
Payment of underwriting fees................................      (20)         --
Proceeds from issuance of subsidiary trust preferred
  securities................................................      622          --
Proceeds from issuance of warrants..........................       90          --
Common stock issued.........................................      180           9
Common stock reacquired.....................................       (4)       (112)
Proceeds from issuance of subsidiary preferred stock........       12          --
Dividends paid..............................................      (83)        (77)
                                                              -------       -----
     Net cash (used in) provided by financing activities....       (1)        305
                                                              -------       -----
Effect of exchange rate changes on cash.....................       (4)         (2)
                                                              -------       -----
Net increase in cash and cash equivalents...................       20          30
Cash and cash equivalents--beginning of period..............       68          17
                                                              -------       -----
Cash and cash equivalents--end of period....................  $    88       $  47
                                                              =======       =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest (net of amount capitalized)...................  $   141       $  45
     Distributions on trust preferred securities............       20          --
     Income taxes paid, net.................................       48          81
Noncash investing and financing activities:
     Incentive plan stock issuances.........................        8           5
     Conversion of notes and debentures.....................        1           7
     Assumed debt of acquired businesses....................       --         190

See accompanying notes to financial statements.

                             HERCULES INCORPORATED

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                             (DOLLARS IN MILLIONS)

                                                              THREE MONTHS             NINE MONTHS
                                                                  ENDED                   ENDED
                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                             ---------------         ---------------
                                                             1999       1998         1999       1998
                                                             ----       ----         ----       ----
                                                                           (UNAUDITED)
Net income.................................................  $57        $71          $151       $173
Foreign currency translation, net of tax...................  (44)        --           (41)        (8)
                                                             ---        ---          ----       ----
Comprehensive income.......................................  $13        $71          $110       $165
                                                             ===        ===          ====       ====

See accompanying notes to financial statements.

                             HERCULES INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     1. These condensed financial statements are unaudited, but in the opinion of management include all adjustments necessary to present fairly Hercules financial position and results of operations for interim periods. These condensed financial statements should be read in conjunction with the accounting policies, financial statements, and notes included in our annual report for 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

     2. Revenue Recognition -- Revenue is recognized generally upon shipment of goods and passage of title. Service revenue is recognized as services are performed.

     3. The following table shows the amounts used in computing earnings per share (EPS) and the effect on income and the weighted-average number of shares of dilutive potential common stock:

     (Amounts are in millions, except per share data):

                                           THREE MONTHS               NINE MONTHS
                                              ENDED                      ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                        ------------------         ------------------
                                         1999        1998           1999        1998
                                        ------       -----         ------       -----
Basic
  Net income..........................  $   57       $  71         $  151       $ 173
  Weighted-average shares
     outstanding......................   104.7        94.6          102.2        95.1
                                        ------       -----         ------       -----
  EPS.................................  $ 0.54       $0.75         $ 1.48       $1.82
                                        ======       =====         ======       =====
Diluted
  Net income..........................  $   57       $  71         $  151       $ 173
  Interest on convertible
     debentures.......................      --          --             --          --
                                        ------       -----         ------       -----
  Net income for EPS calculation......  $   57       $  71         $  151       $ 173
                                        ======       =====         ======       =====
  Weighted-average shares
     outstanding......................   104.7        94.6          102.2        95.1
  Options.............................      .5          .5             .4          .6
  Debentures..........................      .2          .4             .2          .6
                                        ------       -----         ------       -----
  Adjusted weighted-average shares....   105.4        95.5          102.8        96.3
                                        ------       -----         ------       -----
  EPS.................................  $ 0.54       $0.74         $ 1.47       $1.80
                                        ======       =====         ======       =====

     4. Cost and expenses include depreciation as follows:

                                                               SEPTEMBER 30,
(DOLLARS IN MILLIONS)                                       -------------------
                                                            1999           1998
                                                            ----           ----
Three months ended........................................  $ 36           $21
Nine months ended.........................................   104            53

     5. Other operating expenses (income), net for the quarter and nine months ended September 30, 1999 include integration charges of $4 million and $14 million, respectively, primarily for employee retention, consulting, legal, and other costs associated with the BetzDearborn acquisition. Additionally, the quarter and nine months ended September 30, 1999 include environmental charges of $1 million and $5 million, respectively, partly offset by a $4 million reversal of restructuring charges (see Note 9). The nine-month period for 1998 primarily reflects a favorable settlement of an environmental insurance claim.

     6. Interest and debt costs are summarized as follows:

                                                               SEPTEMBER 30,
(DOLLARS IN MILLIONS)                                       -------------------
                                                            1999           1998
                                                            ----           ----
Three months ended:
  Costs incurred..........................................  $ 41           $20
  Amount capitalized......................................     3             2
                                                            ----           ---
  Interest expense........................................  $ 38           $18
                                                            ====           ===
Nine months ended:
  Costs incurred..........................................  $154           $49
  Amount capitalized......................................     9             7
                                                            ----           ---
  Interest expense........................................  $145           $42
                                                            ====           ===

     7. Other income (expense), net for the quarter and nine months ended September 30, 1999 includes legal accruals of $1 million and $3 million, respectively. Additionally, the nine months includes $9 million in gains on sales of investments. Other income (expense), net for the nine months ended September 30, 1998 includes legal settlements and accruals, primarily related to the settlement of Qui Tam (Whistle Blower) lawsuit (see Note 15) of $64 million, and a $2 million write-off of a claim related to a divested business. Additionally, the quarter and nine months include interest income of $13 million and $32 million, respectively, primarily related to the $500 million note obtained upon completion of transactions that monetized the Tastemaker investment (sold during the fourth quarter of 1998) and gains on sales of investments of $2 million and $19 million, respectively.

     8. During the period ended September 30, 1999, we substantially completed the BetzDearborn purchase price allocation and increased goodwill from the amount reported December 31, 1998 by $96 million, to $2,170 million. The increase to goodwill results primarily from adjustments to the fair value of net tangible assets acquired, completion of evaluation of pre-acquisition contingencies related to litigation and claims, finalization of plans to exit BetzDearborn activities and foreign currency translation adjustments, net of related tax effects. The foreign currency translation adjustment resulting from the purchase price allocation is reflected in comprehensive income for the quarter and nine-month periods ended September 30, 1999.

     9. Pursuant to the plans in place to merge the operations of BetzDearborn with Hercules and to rationalize the support infrastructure and other existing operations, approximately 590 employees were terminated and several facilities were closed during the nine months ended September 30, 1999. Cash payments during 1999 include $27 million for severance benefits and $6 million for other exit costs. As a result of the completion of the plans to exit former BetzDearborn activities, additional exit costs related to facility closures of $8 million and a $4 million reduction in employee severance benefits were reflected in the finalization of the purchase price allocation (see Note 8). Additionally, we lowered the estimate of severance benefits related to the termination of Hercules employees by $4 million. The lower than planned severance benefits are the result of higher than anticipated attrition, with such voluntary resignations not requiring the payment of termination benefits. We estimate that approximately 1,250 employees will be terminated of which approximately 970 employee terminations have occurred since the inception of the plans. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            -------------------
                                                            1999           1998
                  (DOLLARS IN MILLIONS)                     ----           ----
Balance at beginning of year..............................  $130           $15
  Cash payments...........................................   (33)           (4)
  Additional exit costs...................................     8            --
  Reversals...............................................    (8)           --
                                                            ----           ---
Balance at end of period..................................  $ 97           $11
                                                            ====           ===

     Severance benefit payments are based on years of service and generally continue for 3 months to 24 months subsequent to termination. We expect to substantially complete remaining actions under the plans by 2001.

     10. A summary of short-term and long-term debt follows:

                                                   SEPTEMBER 30,       DECEMBER 31,
                                                       1999                1998
                                                   -------------       ------------
(DOLLARS IN MILLIONS)
SHORT-TERM:
Banks............................................      $ 44                $ 80
Current maturities...............................       290                 486
                                                       ----                ----
                                                       $334                $566
                                                       ====                ====

     At September 30, 1999, we had $221 million of unused lines of credit that may be drawn as needed. Lines of credit in use at September 30, 1999 were $34 million.

(DOLLARS IN MILLIONS)                              SEPTEMBER 30,       DECEMBER 31,
                                                       1999                1998
                                                   -------------       ------------
LONG-TERM:
6.15% notes due 2000.............................     $  100              $  100
6.60% notes due 2027.............................        100                 100
7.85% notes due 2000.............................         25                  25
6.625% notes due 2003............................        125                 125
8% convertible subordinated debentures due
  2010...........................................          3                   3
Term loan tranche A due in varying amounts
  through 2003...................................      1,217               1,250
Term loan tranche B due 1999.....................         --                 470
Term loan tranche C due 2000.....................        488               1,000
Revolving credit agreement due 2003..............        436                 288
ESOP debt due in varying amounts through 2009....        106                 110
Term notes at various rates from 3.46% to 9.60%
  due in varying amounts through 2006............         85                 102
Other............................................         10                   9
                                                      ------              ------
                                                       2,695               3,582
Current maturities of long-term debt.............       (290)               (486)
                                                      ------              ------
Net long-term debt...............................     $2,405              $3,096
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

     11. Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures consists of:

(DOLLARS IN MILLIONS)                              SEPTEMBER 30,       DECEMBER 31,
                                                       1999                1998
                                                   -------------       ------------
9.42% Trust Originated Preferred Securities......      $362                $ --
Redeemable Hybrid INcome Overnight Shares........       200                 200
6 1/2% CRESTS Units..............................       260                  --
                                                       ----                ----
                                                       $822                $200
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

REDEEMABLE HYBRID INCOME OVERNIGHT SHARES

     In November 1998, Hercules Trust V, our wholly owned subsidiary ("Trust V"), completed a private placement of $200 million Redeemable Hybrid INcome Overnight Shares (RHINOS). At the same time as the private placement of the RHINOS, we entered into a forward underwriting agreement to issue $200 million of our common stock upon remarketing of the RHINOS. RHINOS are short-term auction-rate reset Preferred Securities of Trust V, which used the proceeds from the RHINOS sale to purchase junior subordinated notes of Hercules. We used these proceeds to partially repay loans under our credit facility. Hercules pays interest on the junior subordinated notes, and Trust V pays distributions on the RHINOS at a floating rate equal to LIBOR plus 175 basis points, which is reset on a quarterly basis. The RHINOS are guaranteed by Hercules.

     We expected to remarket the RHINOS within twelve months of their issuance; however, we amended the RHINOS agreements in July 1999 to eliminate this requirement. Additionally in July 1999, we issued $175 million of our common stock in an underwritten public offering (see Note 12). In October 1999, the RHINOS agreements were amended to extend the redemption date to January 2000.

CRESTS UNITS

     In July 1999, we completed a public offering of 350,000 CRESTS Units with Hercules Trust II, a wholly owned subsidiary trust ("Trust II"). This transaction provided net proceeds to Hercules and Trust II of $340.4 million. The preferred security component of the CRESTS Units was initially valued at $741.46 per unit and the warrant component of the CRESTS Units was initially valued at $258.54 per warrant. Each CRESTS Unit consists of one preferred security of Trust II and one warrant to purchase 23.4192 shares of Hercules common stock at an initial exercise price of $1,000 (equivalent to $42.70 per share). The preferred security and warrant components of each CRESTS Unit may be separated and transferred independently. The warrants may be exercised, subject to certain conditions, at any time before March 31, 2029, unless there is a reset and remarketing event. No reset and remarketing event will occur before July 27, 2004 unless all of our common stock is acquired in a transaction that includes cash for a price above a predetermined level. Trust II used the proceeds from the sale of its preferred securities to purchase junior subordinated deferrable interest debentures of Hercules ("debentures"). As of September 30, 1999, no warrants had been exercised.

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

     We used the proceeds from the CRESTS Units offering for the partial repayment of a term loan under our credit facility. Issuance costs related to the preferred security component of the CRESTS Units are being amortized over the life of the security and costs related to the warrants were charged to additional paid-in capital.

     12. Common Stock Offering -- In July 1999, we completed a public offering of 5,000,000 shares of our common stock, which provided us with proceeds of $171.5 million, net of underwriting fees of $3.5 million. We used the proceeds from the common stock offering for the partial repayment of a term loan under our credit facility. Issuance costs associated with the stock offering were charged to additional paid-in capital.

     13. The Board of Directors has authorized the repurchase of up to 74,650,000 shares of our common stock. Of this amount, 6,150,000 shares are intended for various employee benefit programs. Through September 30, 1999, a total of 66,614,242 shares (including 6,150,000 shares for employee benefit programs) had been purchased in the open market at an average price of $37.31 per share.

     14. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

     Also effective January 1, 1999, we adopted the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). The effect of this adoption was not material to our results of operations or financial condition for the quarter and is not expected to be material for the year ending December 31, 1999.

     15. Commitments And Contingencies

ENVIRONMENTAL:

     Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or has been sued for contribution by private parties (or asked to participate), for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for investigation and cleanup is between $59 million and $226 million. The actual costs will depend upon numerous factors, including:

     - the number of parties found responsible at each environmental site and their ability to pay,

     - the actual methods of remediation,

     - outcomes of negotiations with regulatory authorities,

     - outcomes of litigation,

     - changes in environmental laws and regulations,

     - technological developments, and

     - the number of years of remedial activity required, which could range from 0 to 30 years.

     We become aware of sites in which we may be named a PRP in investigatory and/or remedial activities through correspondence from the U.S. Environmental Protection Agency, or other government agencies, or through correspondence from previously named PRPs, who either request information or notify us of our potential liability. We have established procedures for identifying environmental issues at our plant sites. In addition to environmental audit programs, we have environmental coordinators who are familiar with environmental laws and regulations and act as resources for identifying environmental issues.

     At September 30, 1999, the consolidated balance sheet reflects a liability of $59 million for environmental investigation and clean up costs. This amount represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation and does not include any insurance recovery in the estimate above. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the factors identified above. We do not anticipate that our financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

United States v. Vertac Chemical Corporation, USDA No. LR-C-92-137 (E.D. Ark.)

     We refer you to our Quarterly Report on Form 10-Q for the period ended June 30, 1999, for a discussion of the ongoing litigation over liability at the Jacksonville, Arkansas site.

     We previously disclosed in our June 30, 1999 filing that depending upon the Court's judgment, we might choose to appeal to the Eighth Circuit on any of the previous rulings on liability, allocation or damages. We posted the bond required by the procedural rules and subsequently filed a Notice of Appeal on September 27, 1999. We anticipate filing appeal briefs during the fourth quarter 1999.

LITIGATION:

     We are a defendant in numerous lawsuits resulting from the conduct of our business. In these legal proceedings, no director, officer, or affiliate is a party or a named defendant. These lawsuits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage, and personal injury matters. Listed below are specific information updates related to ongoing litigation.

United States of America ex. rel. P. Robert Pratt v. Alliant Techsystems, Inc. and Hercules Incorporated, Civil No. 95-4812 SVW(JGx).

     As previously reported in our Form 10-Q for the period ended June 30, 1999, the Court entered a judgment approving the settlement and dismissing this Qui Tam lawsuit on February 17, 1999. On March 23, 1999, the U. S. Department of Justice (DOJ) filed a Notice of Appeal. In subsequent discussions with DOJ's counsel, Hercules and Alliant agreed to amend the settlement agreement to include provisions that prevent Alliant from recovering under its government contracts the costs that had been the subject of prior discussions with the DOJ. Following such agreement, the DOJ withdrew its appeal. At this point, the dismissal of the lawsuit became final. The amendment to the settlement agreement was submitted to the Court for its approval on August 2, 1999. The Court subsequently approved the amendment to the settlement agreement.

Acosta, et al. v. Betz Laboratories, et al., No. BC 161 669 (1996); Adams, et al. v. Betz Laboratories, et al., No BC 113 000 (1994); Aguilar et al. v. Betz Laboratories, et al., No. BC 158 588 (1996); and Aguayo et al. v. Betz Laboratories, et al., No. BC 123 749 (1995).

     BetzDearborn, along with Pacific Gas and Electric (PG&E), is a defendant in four lawsuits involving (in the aggregate) approximately 2,350 plaintiffs pending in the Superior Court of Los Angeles County, California. Plaintiffs are comprised primarily of present and former PG&E employees, their families, and residents living in the vicinity of the three PG&E facilities that are the subject of the lawsuits. Plaintiffs seek unspecified monetary damages (including punitive damages) for personal injuries arising from alleged exposures to chromate-based products sold or allegedly sold by Betz Laboratories, Inc. (predecessor to BetzDearborn) to PG&E for use in the cooling towers located at these facilities. The sales in question occurred or allegedly occurred at various times between 1952 and the mid-1980s, depending upon the facility. In three of the cases, the parties selected 20 plaintiffs and two alternates, whose claims will be tried together, before the claims for the remaining plaintiffs in the lawsuits. BetzDearborn denies any legal liability to plaintiffs, believes it has substantial defenses, and intends to contest the claims vigorously. BetzDearborn further believes that any claim for punitive damages is without any legitimate basis in fact or law.

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

     The parties have engaged in a mediation and subsequent discussions, which we believe will lead to a definitive settlement of the claims of plaintiffs against BetzDearborn and the potential claims of BetzDearborn against its insurers. Any definitive settlement agreement will likely contain confidentiality and non-disclosure provisions.

Jeffrey Shelton Jr., et al. v. Hercules Incorporated, Civil No. LR-C-97-131 (E.D. Ark. 1997).

     This lawsuit involves two individuals seeking medical monitoring and damages for loss of recreational opportunities. They have brought a Resource Conservation and Recovery Act (RCRA) citizens suit against us seeking an injunction which would require us to fund or perform various environmental and health studies and pay for any required remediation to the Bayou Meto. Plaintiffs and Hercules have filed motions for summary judgment. Recently, the Court granted Hercules' motion for summary judgment.

     At September 30, 1999, the consolidated balance sheet reflects a current liability of approximately $90 million for litigation and claims. Estimated insurance recoveries of approximately $46 million have been reflected in current assets. These amounts represent management's best estimate of the probable and reasonably estimable losses and recoveries related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending lawsuits and claims, the ultimate resolution of these matters could have a material effect upon our financial position. Any resolution during a specific period could have a material effect on our quarterly or annual operating results for that period.

16. Segment Information

                                          THREE MONTHS               NINE MONTHS
                                              ENDED                     ENDED
                                          SEPTEMBER 30,             SEPTEMBER 30,
(DOLLARS IN MILLIONS)                    ---------------         -------------------
                                         1999       1998          1999         1998
                                         ----       ----         ------       ------
Net Sales:
  Process Chemicals and Services.......  $430       $117         $1,269       $  334
  Functional Products..................   217        223            646          657
  Chemical Specialties.................   167        170            507          394
  Reconciling Items....................    (1)        --             (1)          --
                                         ----       ----         ------       ------
     Consolidated......................  $813       $510         $2,421       $1,385
                                         ====       ====         ======       ======

                                          THREE MONTHS               NINE MONTHS
                                              ENDED                     ENDED
                                          SEPTEMBER 30,             SEPTEMBER 30,
                                         ---------------         -------------------
                                         1999       1998          1999         1998
                                         ----       ----         ------       ------
Profit (Loss) from Operations:
  Process Chemicals and Services.......  $ 91       $ 25         $  258       $   72
  Functional Products..................    53         56            164          170
  Chemical Specialties.................    19         22             68           55
  Reconciling Items....................   (25)(a)     (2)           (91)(a)       (1)
                                         ----       ----         ------       ------
     Consolidated......................  $138       $101         $  399       $  296
                                         ====       ====         ======       ======

(a) Reconciling items for the quarter and nine months ended September 30, 1999 include goodwill and intangible asset amortization of $20 million and $60 million, respectively, integration costs of $4 million and $14 million, respectively, and corporate research and development and other corporate items not specifically allocated to business segments. In addition, the three- and nine-month periods reflect a $4 million reversal of restructuring charges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

     Within the following discussion, unless otherwise stated, "quarter" and "nine-month period" refer to the third quarter of 1999 and the nine months ended September 30, 1999. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

     Profit from operations for the quarter and nine months ended September 30, 1999 excludes integration costs, impacts from a production facility fire, the impacts of Hurricane Floyd, and reversal of restructuring charges. For the quarter and nine-month period, integration charges were $5 million and $17 million, respectively, and are reported primarily in other operating expenses (see Note 5). Integration costs for travel, consulting, employee incentives and other related items are expected to continue through the remainder of 1999 and into early 2000. In addition, a production facility fire and Hurricane Floyd added approximately $5 million to cost of sales (Functional Products $3 million and Chemical Specialties $2 million) for the quarter and nine-month period. These charges were partially offset by a $4 million restructuring charge reversal reported in other operating expenses for both 1999 periods in Reconciling items (see Note 5).

     Acquisitions during 1998, which were accounted for using the purchase method, significantly impact the comparability of results for the quarter and nine-month period. Accordingly, sales and profit from operations for the quarter and nine months ended September 30, 1998 are provided on a pro forma basis to facilitate comparisons. The pro forma results include BetzDearborn and FiberVisions as if the acquisitions had occurred on January 1, 1998. Pro forma adjustments have been made primarily to reflect increased goodwill and intangible amortization in Reconciling items. Cost savings from combining operations with Hercules have not been reflected. Consequently, the pro forma results do not reflect the actual results of operations had the acquisitions occurred on the dates indicated, and are not intended to be a projection of future results or trends.

                                          THREE MONTHS               NINE MONTHS
                                              ENDED                     ENDED
                                          SEPTEMBER 30,             SEPTEMBER 30,
(DOLLARS IN MILLIONS)                    ---------------         -------------------
                                         1999       1998          1999         1998
                                         ----       ----         ------       ------
Net Sales by Industry Segment:
  Process Chemicals and Services.......  $430       $446         $1,269       $1,282
  Functional Products..................   217        223            646          657
  Chemical Specialties.................   167        170            507          526
  Reconciling Items....................    (1)        --             (1)          --
                                         ----       ----         ------       ------
     Total.............................  $813       $839         $2,421       $2,465
                                         ====       ====         ======       ======
Profit (Loss) from Operations:
  Process Chemicals and Services.......  $ 91       $ 77         $  260       $  212
  Functional Products..................    57         56            168          170
  Chemical Specialties.................    21         22             70           76
  Reconciling Items....................   (25)(a)    (18)(b)        (81)(a)      (52)(b)
                                         ----       ----         ------       ------
     Total.............................  $144       $137         $  417       $  406
                                         ====       ====         ======       ======

(a) Reconciling items include the following for the quarter and nine-month period ended September 30, 1999, respectively: goodwill and intangible asset amortization of $20 million and $60 million, corporate research and development costs of $3 million and $7 million and corporate environmental accruals of $1 million and $5 million.

(b) Reconciling items include the following for the quarter and nine-month period ended September 30, 1998, respectively: goodwill and intangible asset amortization of $19 million and $57 million, and corporate research and development costs of $2 million and $7 million. Additionally, the nine months ended September 30, 1998 includes $4 million from sale of technology and $2 million from a favorable environmental insurance claim settlement.

     The discussion that follows speaks to comparisons in the table through profit from operations.

     Consolidated net sales decreased $26 million, or 3%, for the quarter, and $44 million, or 2%, for the nine-month period. Weaker foreign currencies relative to the dollar had a negative impact on sales of $6 million and $8 million for the quarter and nine-month period, respectively. During the quarter, lower selling prices in all three segments, as well as lower volumes in the Process Chemicals and Services and Functional Products segments also negatively impacted sales. Volumes in Chemical Specialties had improved quarter-over-quarter. For the nine-month period, the decline reflects lower pricing in all three segments and lower sales volumes in Functional Products, partly offset by volume improvements in Process Chemicals and Services and Chemical Specialties.

     Consolidated profit from operations was up $7 million, or 5%, for the quarter and $11 million, or 3%, for the nine-month period. The improvement in the quarter reflects the cost improvements and reductions in selling, general and administrative expenses in the Process Chemicals and Services segment from the integration of the BetzDearborn businesses. This improvement, along with lower manufacturing costs in Functional Products and lower raw material costs in Chemical Specialties, offset the negative impact of lower revenues discussed above. For the nine-month period, the revenue declines were offset by the continued cost improvements and expense reductions in Process Chemicals and Services and lower raw material costs in Chemical Specialties.

     Process Chemicals and Services sales were down $16 million, or 4%, for the quarter primarily from the Brazilian currency devaluations and the competitive pricing environment in the chemical, hydrocarbon and paper processing markets in North America and Europe, along with lower volumes in these markets. For the nine-month period, sales were down $13 million, or 1%, as year-to-date volume improvements were offset by weaker pricing and currency devaluations. During the quarter and nine months, operating profit increased $14 million and $48 million, respectively. The improvement in operating profit is primarily the result of cost improvements, including lower selling, general and administrative expenses resulting from the integration of BetzDearborn, which more than offset revenue declines.

     Functional Product sales were down $6 million and $11 million, or 3% and 2%, for the quarter and nine-month period, respectively, as improved pectin pricing and favorable impact of a stronger Japanese yen was offset by lower volumes, primarily in oilfield markets and pricing pressures due to over-capacity in various markets. For the quarter and nine-month period, operating profit was relatively flat as lower volumes (oilfield), poor performance in certain specialty products, and the pressure on pricing noted above was offset by the improved performance of the food gums, principally pectin pricing coupled with a stronger yen.

     Chemical Specialties sales were down $3 million, or 2%, during the quarter and $19 million, or 4%, for the nine-month period. For the three- and nine-month periods, revenue declined primarily from the pass-through effects of lower polypropylene raw material prices, continued competitive pricing for resin products, and an unfavorable sales mix, particularly in Europe, for rosin resins. Operating profit declined $1 million, or 5%, during the quarter, and $6 million, or 8% for the nine months. These declines are primarily the result of the unfavorable pricing and product mix in resins products noted above, higher resins manufacturing costs and poor performance in certain specialty products partly offset by lower polypropylene raw material costs.

     We are currently in the process of evaluating corrective actions related to certain specialty product lines in the Functional Products and Chemical Specialties segments. The completion of these studies may result in asset write-downs, restructuring charges and other exit costs.

     Equity in income of affiliated companies decreased $9 million for the nine-month period because FiberVision's results are consolidated in our financial statements in 1999. Prior to our purchasing the remaining 49% share of FiberVisions in July 1998, results were accounted for on the equity method.

     Interest and debt expense increased $20 million for the quarter and $103 million for the nine-month period as a result of the additional financial leverage resulting from the 1998 acquisitions.

     Preferred security distributions of subsidiary trusts are the quarterly distributions to the holders of the trust preferred securities issued by wholly owned subsidiary trusts of Hercules (see Note 11).

     Other income, net decreased $20 million for the quarter and increased $15 million for the nine-month period. The decrease during the quarter is primarily from lower interest income. The increase for the nine months is primarily due to a 1998 charge of $64 million for legal settlements and accruals, offset by lower interest income and lower gains on sales of investments (see Note 7).

     The effective tax rate for the first nine months of 1999 was 33.5%, compared to 88% for the full year 1998. The third quarter and nine-month 1999 tax provisions reflect the benefit of utilizing a capital loss carryback. Tax rates in both years reflect the effect of nondeductible goodwill and intangible amortization. Additionally, the 1998 tax rate reflects the effect of the non-deductible charge for purchased in-process research and development. The effective tax rate for 1999 is estimated at approximately 33.5%.

FINANCIAL CONDITION

     Cash provided by operations was $158 million compared to $74 million in 1998. The increase reflects higher profit from operations, primarily from businesses acquired in 1998, and lower tax payments, offset by higher interest payments, cash outlays for termination benefits, other exit costs and integration expenses, and higher working capital requirements.

     Short term liquidity has improved since year-end 1998, primarily from refinancing $470 million of current maturity debt existing under our $3,650 million credit facility with long-term Trust Originated Preferred Securities issued during the first quarter of 1999 (see Note 11). As a result, we were able to reduce our interest rate by 1.25% on the $2.64 billion balance remaining under the credit facility. Current and quick ratios have improved to 1.2 and .8, respectively, at September 30, 1999, compared with .9 and .6, respectively, at December 31, 1998. As of September 30, 1999, we had $464 million available under the revolving credit agreement and $221 million of short-term lines of credit (see Note 10).

     In July 1999, we completed a public offering of 5,000,000 shares of our common stock, which provided us with net proceeds of $171.5 million (see Note
12). On the same date, we also completed a public offering of 350,000 CRESTS Units with Hercules Trust II, a wholly owned subsidiary trust (see Note 11). This transaction provided net proceeds to Hercules and Trust II of $340.4 million. We used the proceeds from both offerings for the partial repayment of a term loan under our credit facility.

     Each CRESTS Unit consists of one preferred security of Trust II and one warrant to purchase 23.4192 shares of Hercules common stock at an initial exercise price of $1,000 (equivalent to $42.70 per share). The warrants may be exercised, subject to certain conditions, at any time before March 31, 2029, unless there is a reset and remarketing event. Trust II used the proceeds from the sale of its preferred securities to purchase junior subordinated deferrable interest debentures of Hercules. Hercules will pay interest on the debentures while Trust II will pay distribution on its preferred securities. Both are paid quarterly at an annual rate of 6 1/2% of the scheduled liquidation amount of $1,000 per debenture and/or preferred security.

     In the fourth quarter 1998, Hercules Trust V, a wholly owned subsidiary, completed a private placement of $200 million Redeemable Hybrid INcome Overnight Shares (RHINOS). The RHINOS are guaranteed by Hercules. We expected to remarket the RHINOS within twelve months of their issuance; however, in July 1999 we amended the RHINOS agreements to eliminate this requirement, and in October 1999 we amended the agreements to extend the redemption date to January 2000 (see
Note 11).

     During the second quarter of 1999, we amended our credit agreement to allow for borrowing in euros, as well as in U.S. dollars. Approximately $950 million of U.S. dollar denominated debt was converted to euro indebtedness. Also during the nine-month period, we entered into a financing agreement with a bank, which provides for the sale of promissory notes in the principal amount of up to $20 million at any one time. The agreement, which expires in December 1999, provides for commitments by the bank and Hercules under which the bank purchases promissory notes denominated in a number of foreign currencies in exchange for U.S. dollars. The notes are repayable only to the extent of future revenue of certain foreign subsidiaries. Neither Hercules nor the bank can cancel their obligations under the agreement. Transaction gains and losses related to the notes are deferred and recognized as an adjustment to the revenue supporting the note repayment.

     The ratio of debt-to-total capitalization (stockholders' equity, guaranteed preferred beneficial interests in Company's subordinated debentures and debt) decreased to 62% at September 30, 1999 from 83% at year-end 1998 as a result of the CRESTS Units and common stock offerings during this quarter and the Trust Originated Preferred Securities offering during the first quarter. The amount accessible under our shelf registration is $1,763 million.

MARKET RISK

     Our derivative and other financial instruments subject to interest rate risk consist of debt instruments, equity-like securities, and interest rate swaps. At September 30, 1999, net market value of these combined instruments was a liability of $3.3 billion. The following sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels at September 30, 1999, with all other variables held constant. A 100-basis point increase in interest rates would result in an $91 million decrease in the net market value of the liability, while a 100-basis point decrease would result in a $89 million increase. The change in the sensitivity level from year-end 1998 is primarily from the fixed distribution rate associated with the Trust Originated Preferred Securities issued during 1999 (see Note 11).

     Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards, options, and foreign currency debt and represent a net liability position of $912 million at September 30, 1999. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from the September 30, 1999 levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies would result in a $93 million decrease in the net liability position, while a 10% weakening of the dollar versus all the currencies would result in a $95 million increase. The change in the sensitivity level from year-end 1998 is primarily from replacing cross currency swaps with foreign currency debt to hedge exposure to increased investments in foreign subsidiaries, primarily as a result of the BetzDearborn acquisition.

     Our financial instruments, subject to changes in equity price risk, including the warrants component of the CRESTS Units issued in the third quarter (see Note 11), represent a net obligation of $35 million at September 30, 1999. The following sensitivity analysis assumes an instantaneous 10% change in valuation with all other variables held constant. A 10% increase in market values would increase the net obligation approximately $16 million, while a 10% decrease would lower the net obligation $13 million. The change in equity price risk from year-end 1998 is primarily from the warrants component of the CRESTS Units issued in the third quarter 1999.

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

     The areas addressed by the Y2K Program Office include:

     - corporate and plant computer systems;

     - desktop and telecommunications systems;

     - safety, environmental and quality systems;

     - process control systems and plant floor equipment and devices with embedded chips;

     - equipment manufactured by or for BetzDearborn and sold to customers; and

     - business partner and supply chain risk management.

     We have developed a risk management plan for our business partners, including suppliers, shippers, financial institutions and service providers, involving direct communications with them and feedback analysis to assess their Y2K readiness as it relates to their potential impact on our business. In these cases, we are relying on our business partner's certifications and survey results in determining our contingency response. We have not, in all instances, independently verified the accuracy of the readiness certifications and survey results received from third parties. Contingency plans are being developed in those cases where we appear to be at risk.

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

     In other regions of the world, only minor changes are required to make our core business systems Y2K ready. BetzDearborn is also in the process of implementing SAP R/3((TM)) software and has completed its program in North America.

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

     During the third quarter of 1999, our Y2K activities included:

     - refinement of methodology and documentation for Y2K efforts, including inventory, assessment, remediation, testing and contingencies;

     - continuation of development of contingency plans and schedules;

     - continuation of comprehensive risk assessment of crucial business functions, including intensive site reviews and evaluation of manufacturing and other facilities;

     - presentation to customers and business partners of information about our Y2K efforts;

     - continuation of assessment of remediation of embedded devices and systems in our manufacturing operations; and

     - commencement of an active testing program to test Y2K affected systems and the contingency plans for such systems.

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

     The total cost of the Y2K project is currently estimated to be approximately $14 million and we have spent approximately $10 million as of September 30, 1999. These costs are expensed as incurred and are being funded through operating cash flow. The cost estimate does not include the cost to upgrade or replace process control equipment and desktop computers. The cost of implementing the SAP R/3((TM)) replacement system also is not included in the Y2K project cost estimate.

RISKS AND CONTINGENCY PLANS

     Failure to complete implementation of the SAP R/3((TM)) system by the end of 1999 would represent the worst case Y2K scenario for us. At the present time, we believe that our Y2K readiness implementation efforts will be completed as scheduled so that the risks of material adverse consequences to our business, results of operations, liquidity or financial condition should be reduced. Some of our production facilities are similar in nature and products could be manufactured and shipped from alternate locations. At these locations, there are feasible manual procedures that can be implemented in the case of a Y2K related failure. For cases where products cannot be made in multiple locations or where manual procedures are not available, appropriate contingency plans are being developed. Some have been completed and others will continue to be finished and tested through November 1999.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     For information related to Legal Proceedings, see notes to financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         3-A.1 Restated Certificate of Incorporation of Hercules Incorporated as revised and amended July 6, 1988. (Incorporated by reference to Exhibit 3-A to Hercules' Annual Report on Form 10-K for the year ended December 31, 1992.)

         3-A.2 Certificate of Amendment dated October 24, 1995 to the Restated Certificate of Incorporation of Hercules Incorporated as revised and amended July 6, 1988. (Incorporated by reference to Exhibit 4.1a to Hercules' Registration Statement on Form S-3, filed September 15, 1998 (File No. 333-63423).)

         3-B By-Laws of Hercules Incorporated as revised and amended October 30, 1991. (Incorporated by reference to Exhibit 3-B to Hercules' Annual Report on Form 10-K for the year ended December 31, 1992.)

         4-A Amendment No. 2, dated as of October 25, 1999, to the Amended and Restated Trust Agreement of Hercules Trust V, as amended, dated as of November 12, 1998.

         4-B Third Supplemental Indenture, dated as of October 25, 1999, to the Junior Subordinated Debentures Indenture, as supplemented, between Hercules Incorporated, as Issuer and The Chase Manhattan Bank, as Trustee dated as of November 12, 1998.

         4-C Officers' Certificate, dated as of July 27, 1999, pursuant to the Junior Subordinated Debentures Indenture between Hercules Incorporated, as Issuer and The Chase Manhattan Bank, as Trustee. (Incorporated by reference to Exhibit 4.1 to Hercules' Current Report on Form 8-K dated July 27, 1999.)

         4-D Amended and Restated Trust Agreement of Hercules Trust II, dated as of July 27, 1999, together with Annex I thereto. (Incorporated by reference to Exhibit 4.2 to Hercules' Current Report on Form 8-K dated July 27, 1999.)

         4-E Unit Agreement, dated July 27, 1999, among Hercules Incorporated, Hercules Trust II and The Chase Manhattan Bank, as unit agent. (Incorporated by reference to Exhibit 4.3 to Hercules' Current Report on Form 8-K dated July 27, 1999.)

         4-F Warrant Agreement, dated July 27, 1999, among Hercules Incorporated and The Chase Manhattan Bank, as warrant agent. (Incorporated by reference to Exhibit 4.4 to Hercules' Current Report on Form 8-K dated July 27, 1999.)

         4-G Form of Series A Junior Subordinated Deferrable Interest Debentures. (Incorporated by reference to Exhibit 4.5 to Hercules' Current Report on Form 8-K dated July 27, 1999.)

         4-H Form of Trust II Preferred Securities. (Incorporated by reference to Exhibit 4.6 to Hercules' Current Report on Form 8-K dated July 27, 1999.)

         4-I Form of CRESTS Unit. (Incorporated by reference to Exhibit 4.7 to Hercules' Current Report on Form 8-K dated July 27, 1999.)

         4-J Form of Warrant. (Incorporated by reference to Exhibit 4.8 to Hercules' Current Report on Form 8-K dated July 27, 1999.)

         27     Financial Data Schedule.

     (b) Reports on Form 8-K

                                           FINANCIAL
                                           STATEMENTS
        REPORT  DATE OF REPORT  ITEM NOS.   INCLUDED
        ------  --------------  ---------  ----------
         8-K    July 27, 1999       5          No

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HERCULES INCORPORATED

                                          By:     /s/ GEORGE MACKENZIE
                                            ------------------------------------
                                            George MacKenzie
                                            Executive Vice President
                                            President, Chemical Specialties
                                              Segment
                                            and Chief Financial Officer
                                            (Principal Financial Officer
                                            and duly authorized signatory)
                                            November 15, 1999

                                          By:     /s/ MICHAEL J. SCOTT
                                            ------------------------------------
                                            Michael J. Scott
                                            Vice President and Controller
                                            (Principal Accounting Officer)
                                            November 15, 1999

                                 EXHIBIT INDEX

NUMBER                        DESCRIPTION                        INCORPORATED BY REFERENCE TO
------                        -----------                        ----------------------------
3-A.1   Restated Certificate of Incorporation of Hercules        Exhibit 3-A to Hercules' An-
        Incorporated as revised and amended July 6, 1988.        nual Report on Form 10-K for
                                                                 the year ended December 31,
                                                                 1992.
3-A.2   Certificate of Amendment dated October 24, 1995 to the   Exhibit 4.1a to Hercules'
        Restated Certificate of Incorporation of Hercules        Registration Statement on
        Incorporated as revised and amended July 6, 1988.        Form S-3, filed September
                                                                 15, 1998 (File No.
                                                                 333-63423).
3-B     By-Laws of Hercules Incorporated as revised and amended  Exhibit 3-B to Hercules' An-
        October 30, 1991.                                        nual Report on Form 10-K for
                                                                 the year ended December 31,
                                                                 1992.
4-A     Amendment No. 2, dated as of October 25, 1999, to the
        Amended and Restated Trust Agreement of Hercules Trust
        V, as amended, dated as of November 12, 1998.
4-B     Third Supplemental Indenture, dated as of October 25,
        1999, to the Junior Subordinated Debentures Indenture,
        as supplemented, between Hercules Incorporated, as
        Issuer and The Chase Manhattan Bank, as Trustee dated
        as of November 12, 1998.
4-C     Officers' Certificate, dated as of July 27, 1999,        Exhibit 4.1 to Hercules'
        pursuant to the Junior Subordinated Debentures           Current Report on Form 8-K
        Indenture between Hercules Incorporated, as Issuer and   dated July 27, 1999.
        The Chase Manhattan Bank, as Trustee.
4-D     Amended and Restated Trust Agreement of Hercules Trust   Exhibit 4.2 to Hercules'
        II, dated as of July 27, 1999, together with Annex I     Current Report on Form 8-K
        thereto.                                                 dated July 27, 1999.
4-E     Unit Agreement, dated July 27, 1999, among Hercules      Exhibit 4.3 to Hercules'
        Incorporated, Hercules Trust II and The Chase Manhattan  Current Report on Form 8-K
        Bank, as unit agent.                                     dated July 27, 1999.
4-F     Warrant Agreement, dated July 27, 1999, among Hercules   Exhibit 4.4 to Hercules'
        Incorporated and The Chase Manhattan Bank, as warrant    Current Report on Form 8-K
        agent.                                                   dated July 27, 1999.
4-G     Form of Series A Junior Subordinated Deferrable          Exhibit 4.5 to Hercules'
        Interest Debentures.                                     Current Report on Form 8-K
                                                                 dated July 27, 1999.
4-H     Form of Trust II Preferred Securities.                   Exhibit 4.6 to Hercules'
                                                                 Current Report on Form 8-K
                                                                 dated July 27, 1999.
4-I     Form of CRESTS Unit.                                     Exhibit 4.7 to Hercules'
                                                                 Current Report on Form 8-K
                                                                 dated July 27, 1999.
4-J     Form of Warrant.                                         Exhibit 4.8 to Hercules'
                                                                 Current Report on Form 8-K
                                                                 dated July 27, 1999.
27      Financial Data Schedule.