Form 10-K
period 1999-12-31
HERCULES INC
filed 2000-03-29
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999         Commission file number 1-496


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

                               Title of each class

                       Common Stock ($25/48 Stated Value)
           8% Convertible Subordinated Debentures due August 15, 2010
                9.42% Trust Originated Preferred Securities ($25
                 liquidation amount), issued by Hercules Trust I
                    and guaranteed by Hercules Incorporated

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ___       ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

         As of March 15, 2000, registrant had outstanding 106,951,188 shares of common stock, $25/48 stated value ("Common Stock"), which is registrant's only class of common stock.

         The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on March 15, 2000 was approximately $1.5 billion.


                       DOCUMENTS INCORPORATED BY REFERENCE
              (SPECIFIC PAGES INCORPORATED ARE IDENTIFIED UNDER THE
                            APPLICABLE ITEM HEREIN.)

         Portions of the registrant's definitive Proxy Statement dated March 24, 2000 (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index (see page 62).

                                     PART I

ITEM 1.  BUSINESS:

     Hercules Incorporated manufactures chemical specialties used in a variety of home, office and industrial products. We are focused on sustaining long-term growth in shareholder value, driven by new product development, continuous improvement in manufacturing costs and responsive customer service. Our principal products are performance (also referred to as functional) and process paper chemicals, water treatment chemicals, water-soluble polymers, food ingredients, resins and polypropylene and polyethylene fibers. The primary markets we serve include pulp and paper, petroleum refineries, food processors and manufacturers, paint manufacturers, construction materials, adhesives, pharmaceutical companies and personal care product manufacturers.

     Our products have a low cost impact on the end-users but frequently possess characteristics important to the functionality of the finished product or the efficient operation of the manufacturing process. Examples of our products in consumer end uses include the paper coating and strengthener in writing paper, the tackifier (which provides stickiness) in adhesive for labels and tapes, the fibers in inner and outer linings of disposable diapers and the thickeners in products such as jams, jellies, toothpaste, shampoos and water-based paints. Examples of our products in industrial end uses include chemicals that improve manufacturing processes, chemicals that improve the water quality in manufacturing processes, tile cements used in building materials and resins used in industrial adhesives. Industrial and commercial uses for our fibers include decorative fabrics and automotive trim.

     In the early 1990s, we were focused primarily on increasing our return on equity and reducing our costs of operations. Although these objectives are still important, growth has become our primary deliverable. Accordingly, since 1995, we have implemented internal and external initiatives to achieve growth and have disposed of a number of businesses that did not fit our portfolio and acquired other businesses that better fit our strategy and our current businesses.

     Internally, we have committed substantial resources to our research and development efforts. Through these efforts, since 1995, we have increased sales of products which are less than five years old. Externally, we consummated five acquisitions in 1998, the largest of which was the acquisition of BetzDearborn Inc. These businesses added approximately $1.5 billion of revenue in 1999. Additionally, the integration of these acquisitions resulted in significant synergies for us in 1999.

     RECENT EVENTS

     On February 22, 2000, we announced a new corporate strategy focused on cash generation, debt reduction and growth of the core businesses: Pulp and Paper, BetzDearborn and Aqualon. As part of this strategy, we will monetize our investment in our Food Gums business through the formation of a joint venture with Lehman Brothers Merchant Banking Partners II L.P. This new venture has entered into an agreement to acquire the Kelco biogums business from Monsanto. The Lehman Brothers partnership will own approximately 72% of the new entity and we will own approximately 28%. We expect that the new entity will have annual revenues of approximately $450 million.

     Further, we have expressed our intention to monetize our Resins business and we are beginning to explore alternatives regarding our FiberVisions business. There can be no assurance that we will successfully consummate the monetization of Food Gums, Resins or FiberVisions.

     The Food Gums, Resins and FiberVisions businesses account for approximately $900 million of our 1999 revenues.

     In addition to monetizing assets, we will be concentrating on improving our asset utilization, working capital management and reducing debt and corporate overhead costs. These actions may result in restructuring charges in 2000 as exit plans are finalized.

     We are also investigating the possibility of joining a consortium of chemical and energy companies in a new online network, to be called Envera Corp., that would provide its members access to business-to-business Internet commerce. Our possible participation could range from an equity investment to trading member status.

     REPORTABLE SEGMENTS

     Our reportable segments are: Process Chemicals and Services (comprised of Pulp and Paper and BetzDearborn); Functional Products (comprised of Aqualon and Food Gums); and Chemical Specialties (comprised of Resins and FiberVisions).

The financial information regarding our segments, which includes net sales and profit from operations for each of the three years ended December 31, 1999 and capital employed as of December 31, 1999, 1998 and 1997, is provided in Note 26 to the Consolidated Financial Statements. See Part II, Item 8.

     PROCESS CHEMICALS AND SERVICES (PULP AND PAPER AND BETZDEARBORN)

     Products and services in this segment are designed to enhance the manufacturing processes, reduce the operating costs or improve the quality of the end products of our customers. At the same time, we help our customers meet their environmental objectives and regulatory requirements. Pulp and Paper and BetzDearborn sell each other's products to their customers and Pulp and Paper also sells Aqualon's products to its customers.

     In August 1999, we completed the acquisition of the Scriptset water soluble polymer resin business from Solutia Inc. Since 1991, Hercules had an exclusive license to sell Solutia's products in North America to the paper industry.

     In January 2000, this segment and United States Filter Corporation, a Vivendi Water Company, a global provider of commercial, industrial, municipal and residential water and wastewater systems, entered into an alliance to sell jointly USFilter's capital and chemical feed equipment and Hercules' water and process treatment chemicals.

DIVISION                   PRINCIPAL PRODUCTS                                           PRIMARY MARKETS
--------                   ------------------                                           ---------------
PULP AND PAPER             Performance chemicals:                                       Makers of tissues,
                           Wet strength, dry strength and sizing                        paper towels,
                                                                                        packaging, beverage
                           Process treatment chemicals:                                 containers, newsprint,
                           Deposit control, biofouling control,                         papers for magazines and
                           foam control, clarification, retention/drainage,             books, printing and
                           felt conditioning, deinking, fiber recovery, water           writing paper and
                           closure and crepe and release aids                           other stationery items
                                                                                        such as labels and
                           Water treatment chemicals:                                   envelopes
                           Influent water, effluent water, cooling towers
                           and boiler systems

BETZDEARBORN               Water treatment:                                             Industrial, commercial
                           Influent water, boilers, cooling towers and                  and institutional
                           wastewater                                                   establishments;
                                                                                        petroleum refineries,
                           Process treatment:                                           chemical plants,
                           Petroleum refining, chemical processing, metals              manufacturers of metals,
                           processing and finishing, automotive assembly,               automobile assembly
                           sugar and alcohol production and mineral                     plants and makers of food
                           processing                                                   and beverages

FUNCTIONAL PRODUCTS (AQUALON AND FOOD GUMS)

     Products in this segment modify the physical properties of aqueous (water-based) and non-aqueous systems, are principally derived from natural resources and are sold as key ingredients to other manufacturers. A broad range of industries use our products for a variety of applications, including the world's processed food industry (to stabilize and gel foods), construction materials manufacturers (for tile cement) and paint manufacturers (to thicken paints). Aqualon sells products produced by Food Gums to Aqualon's personal care product customers, while Pulp and Paper and Food Gums sell Aqualon products to their customer bases.

     On December 10, 1999, we announced our intention to close our nitrocellulose operations due to economic conditions brought on by a persistent worldwide over-supply. Since that time, we have entered into a non-binding letter of intent to sell this product line to an undisclosed buyer. We cannot assure you that the sale of this product line will be consummated.

     In December 1999, we sold our 70% interest in Algas Marinas, our Chilean agar business.

     On February 22, 2000, we announced our intention to contribute our Food Gums division to a newly organized business venture with Lehman Brothers Merchant Banking Partners II L.P. See "Recent Events" on page 1.

DIVISION                   PRINCIPAL PRODUCTS                                   PRIMARY MARKETS
--------                   ------------------                                   ---------------
AQUALON                    Water-soluble polymers:                              Manufacturers of interior and
                           Hydroxyethylcellulose (HEC),                         exterior water-based paints,
                           Carboxymethylcellulose (CMC),                        oilfield service companies for
                           Methylcellulose (MC) and derivatives                 oil and gas exploration, paper
                           and Hydroxypropylcellulose (HPC)                     mills, construction material
                                                                                manufacturers and makers of
                                                                                oral hygiene products, cosmetics
                                                                                and dairy and bakery products

                           Solvent-soluble polymers:                            Producers of furniture lacquer,
                           Pentaerythritol (PE) and                             printing inks and aviation
                           Ethylcellulose (EC) and                              fluids
                           Nitrocellulose (NC)


FOOD GUMS                  Pectin: ingredient for jams and jellies,             Multi-national and regional
                           yogurt fruit preparations, confectionery,            manufacturers and processors
                           dairy applications, bakery products and              of food products
                           low-fat and no-fat foods

                           Carrageenan: ingredient for dairy, meat, poultry and fish products, bakery glazings and toothpaste

CHEMICAL SPECIALTIES (RESINS AND FIBERVISIONS)

     In this segment, we manufacture hydrocarbon and rosin-based resins. We are the only global manufacturer to make both of these resins. We are also the largest manufacturer of thermal bond polypropylene staple fibers used in products like disposable diapers.

     In August 1999, Hercules acquired the water soluble polymer resin business of Solutia Inc. In addition, to its use in the paper industry, these products are sold in the adhesive and other industrial specialty markets.

     In September 1999, FiberVisions and Chisso Corporation announced their plans to establish a joint venture to develop and market bicomponent fibers for use in hygienic and other applications.

     In the fourth quarter of 1999, Hercules announced its intention to discontinue manufacture of pure dicumyl peroxide at the Beringen, Belgium facility.

DIVISION                   PRINCIPAL PRODUCTS                                           PRIMARY MARKETS
--------                   ------------------                                           ---------------
RESINS                     Hydrocarbon resins:  for adhesives and                       Makers of consumer
                           graphic arts                                                 and industrial products
                                                                                        such as masking,
                           Rosin resins: for adhesives, food,                           packaging, arts and duct
                           rubber and plastics                                          tape, construction
                                                                                        materials, beverages,
                           Terpene resins: for chewing gum                              chewing gum, wire and
                           and adhesives                                                cables, plastics,
                                                                                        fragrances and flavors,
                           Peroxides: for wire and cable insulation,                    printing inks and copier
                           plastics and rubber                                          toner

                           Terpene specialties: for flavor and fragrance in household and industrial products

FIBER VISIONS              Polypropylene and polyethylene                               Makers of disposable
                           Monocomponent fibers and bicomponent                         products, feminine care
                           (PE/PP) fibers: for disposable hygiene products              products, upholstered
                                                                                        fabrics, automotive
                           Textile fibers: for automotive, decorative                   textiles and
                           and industrial applications                                  agricultural fabrics


RAW MATERIALS AND ENERGY SUPPLY

         Raw materials and supplies are purchased from a variety of industry sources, including agricultural, forestry, mining, petroleum, and chemical industries.

         Important raw materials for the Process Chemicals and Services segment are cationic and anionic polyacrylarnides and emulsions, biocides, amines, surfactants, rosin, adipic acid, epichlorohydrin, fumaric acid, stearic acid, diethylenetriamine, phosphorus trichloride, wax and starch.

         Raw materials important to the Functional Products segment are acetaldehyde, fatty acids, chemical cotton, woodpulp, ethyl chloride, alcohols, chlorine, ethylene oxide, propylene oxide, monochloroacetic acid, methyl chloride, caustic, inorganic acids, guar splits, seaweed, terpenes and citrus peel.

         The important raw materials for the Chemical Specialties segment are ketones, alcohols, phenol, adipic acid, epichlorohydrin, fumaric acid, stearic acid, diethylenetriamine, phosphorus trichloride, wax, casein, starch, pigments, antioxidants, d-limonene, turpentine, crude tall oil, rosin, pine wood stumps, aromatic and aliphatic resin fonners, cumene, catalysts, pure monomers, toluene, clay, process oils, polyethylene resin and polypropylene resin.

         Major requirements for key raw materials and fuels are typically purchased pursuant to multi-year contracts. Hercules is not dependent on any one supplier for a material amount of its raw material or fuel requirements, but certain important raw materials are obtained from sole-source or a few major suppliers.

         While temporary shortages of raw materials and fuels may occur occasionally, these items are currently readily available. However, their continuing availability and price are subject to domestic and world market and political conditions as well as to the direct or indirect effect of governmental action or regulations. The impact of any future raw material and energy shortages on our business as a whole or in specific world areas cannot be accurately predicted. Operations and products may, at times, be adversely affected by governmental action, shortages or international or domestic events.

COMPETITION

         The specialty chemicals industry is highly fragmented and its participants offer a broad array of product lines and categories, representing many different products designed to meet specific customer requirements. Individual product or service offerings compete on a global, regional and local level due to the nature of the businesses and products, as well as the end-markets and customers served. The industry has become increasingly global as participants focus on establishing and maintaining leadership positions in relatively narrow market niches. Many of our businesses face the competitive pressures discussed above, including industry consolidation, pricing pressures and competing technologies. In Pulp and Paper, for example, our end-markets are consolidating and many of our competitors are attempting to enhance their product offerings on a worldwide basis through alliances and distributor arrangements. In addition, certain of our businesses are subject to intense pricing pressures in various product lines, such as fibers in our hygiene products line and carrageenan in our food ingredients line. FiberVisions, as a fibers manufacturer for carded applications, faces competition from spunbond
(SB) and spunbond/melt blown/spunbond (SMS) technologies. SB/SMS products may offer cost savings compared to the products of FiberVisions; however, FiberVisions believes that its carded products provide improved softness and acquisition and distribution properties preferred by certain segments of the disposable diaper and other hygiene products markets.

PATENTS AND TRADEMARKS

         Patents covering a variety of products and processes have been issued to us and our assignees. We are licensed under certain other patents held by other parties covering our products and processes. Our rights under these patents and licenses constitute a valuable asset.

         We or our wholly owned subsidiaries also have many global trademarks covering our products. Some of the more significant trademarks include:
Aquapel(R) sizing agent, Hercon(R) sizing emulsions, Aqualon(R) water-soluble polymers, Natrosol(R) hydroxyethylcellulose, Culminal(R) methylcellulose, Klucel(R) hydroxypropylcellulose, Natrosol FPS(R) water-soluble polymer suspension, Precis(R) sizing agent, Novus(R) polymer, Dianodic(R) cooling water products, Continuum(R) cooling water products, Kymene(R) resin, Regalrez(R) resin, Slendid(R) fat replacer and Herculon(R) fiber.

         We do not consider any individual patent, license or trademark to be of material importance to Hercules taken as a whole.

RESEARCH AND DEVELOPMENT

         Research and development efforts are directed toward the discovery and development of new products and processes, the improvement and refinement of existing products and processes, the development of new applications for existing products and cost improvement initiatives. For example, in 1999 we entered into an agreement with a biotechnology research and development company to develop new proprietary industrial enzymes for use in new product and process development. We spent $85 million on research activities during 1999, as compared to $61 million in 1998 and $53 million in 1997.

         Process Chemicals and Services currently focuses its research and development efforts on growth (innovative new product development), technical sales and services (incremental improvements to existing products and services) and cost reduction programs to meet diverse customer needs worldwide. Our state-of-the-art facilities located in Europe and the U.S. are large and sophisticated research and development laboratories with pilot plant capabilities that simulate actual operating conditions in our customer facilities. This allows an accurate assessment of the potential impact of new products on plant performance.

         New product development for performance chemicals is focused on improving end-use properties. Understanding the product end uses is a critical step in the development of strength additives and internal and surface sizes, as well as in the design of products for tissue creping, release and softeners.

         In four regional operations centers located in Europe, Asia Pacific, South America and the U.S., our scientists conduct research and customer optimization studies focused on solving water and process treatment challenges by using sophisticated techniques and equipment to provide high level analytical testing and advanced technical support to customers worldwide.

         Aqualon focuses its research and development efforts on targeted, market-oriented technology programs, process technology and responsive technical service to customers.

         Food Gums focuses its advanced process technology programs on pectin and carrageenan extraction yield improvement, cheaper peel sources for pectin, lower cost processes for carrageenan and faster quality control methods.

         We have a number of Applications and Development Laboratories positioned in Europe, Asia and the Americas that provide technical support to our major customers. At these laboratories, teams work as a network to develop products, identify new product applications and solve customer problems.

         Resins focuses a significant portion of its research and development efforts primarily on cost improvement techniques in production processes and the procurement of raw materials. It also engages in new product development (such as resins for new adhesive systems) and modifying existing products for new applications.

         FiberVisions' major focus in its hygiene product unit is to improve fiber strength while enhancing product properties for loft, softness and stretch, thereby creating a competitive platform that is equal to or better than spunbond. Other research is directed toward the binding, dusting and bonding functions of bicomponent fibers. The textile product unit is investigating the use of specific fibers for new applications in the upholstery, automotive, industrial and decorative fabric industries. The research and development effort is primarily geared toward the development of new fibers and new applications for existing markets.

         FiberVisions has research and development facilities in the U.S. and Europe designed to serve the business needs of its customers. Pilot spinning and processing lines are used to examine new polymers and processing concepts such as monocomponent or bicomponent fibers from single filament spinning to full-scale production facilities.

ENVIRONMENTAL MATTERS

         We believe that we are in compliance in all material respects with applicable federal, state, and local environmental laws and regulations. Expenditures relating to environmental cleanup costs have not materially affected, and are not expected to materially affect, capital expenditures or competitive position. Additional information regarding environmental matters is provided in Item 3.

EMPLOYEES

         As of December 31, 1999, we had 11,347 employees worldwide. Approximately 6,600 were located in the United States, and, of these employees, about 14% were represented by various local or national unions.

INTERNATIONAL OPERATIONS

         Information on net sales and long-lived assets by geographic areas, for each of the three years ended December 31, 1999, appears in Note 26 to the Consolidated Financial Statements. See Part II, Item 8. Direct export sales from the United States to unaffiliated customers were $342 million, $319 million, and $309 million for 1999, 1998, and 1997, respectively. Our operations outside the United States are subject to the usual risks and limitations related to investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws, governmental instability (including expropriation or confiscation of assets) and other potentially detrimental domestic and foreign governmental policies affecting United States companies doing business abroad.


ITEM 2.  PROPERTIES:

         Our corporate headquarters and major research center are located in Wilmington, Delaware, while the administrative headquarters of BetzDearborn is located in Trevose, Pennsylvania. We also own a number of plants and facilities worldwide, in locations strategic to the source of raw materials or to our customers.

           All of our principal properties are owned by us, except for our corporate headquarters, which is leased.

           The following are our major worldwide plants:

           Process Chemicals and Services - BETZDEARBORN - Addison, Illinois; Bakersfield, California; Beaumont, Texas; Buenos Aires, Argentina; Chalon, France; Crissey, France; Edmonton, Alberta, Canada; Ferentino, Italy; Garland, Texas; Helsingborg, Sweden; Herentals, Belgium; Houston, Texas; Hsin Chu Hsien, Taiwan; Iksan City, Korea; Ingelburn, Australia; Jurong Town, Singapore; Kilafors, Sweden; Langhorne, Pennsylvania; Macon, Georgia; Mississauga, Ontario, Canada; New Philadelphia, Ohio; Orange, Texas; Point-Claire, Quebec, Canada; Pudahuel, Santiago, Chile; Qualiano, Italy; Reserve, Louisiana; Santafe de Bogota, Colombia; Santiago, Chile; Sara, Mexico; Sorocaba, Brazil; Stonehouse, Gloucester, United Kingdom; Surabaya, Indonesia; Valencia, Venezuela; Washougal, Washington; Widnes, Cheshire, United Kingdom; and PULP AND PAPER - Aberdeen, Scotland; Beringen, Belgium; Burlington, Ontario, Canada; Busnago, Italy; Chicopee, Massachusetts; Franklin, Virginia; Hattiesburg, Mississippi; Kalamazoo, Michigan; Kim Cheon, Korea; Lilla Edet, Sweden; Mexico City, Mexico; Milwaukee, Wisconsin; Nantou, Taiwan; Pandaan, Indonesia; Paulinia, Brazil; Pendlebury, England; Portland, Oregon; St. Jean, Quebec, Canada; Sandarne, Sweden; Savannah, Georgia; Shanghai, China; Sobernheim, Germany; Tampere, Finland; Tarragona, Spain; Traun, Austria; Voreppe, France; and Zwijndrecht, The Netherlands.

           Functional Products - AQUALON - Alizay, France; Doel, Belgium; Hopewell, Virginia; Kenedy, Texas; Louisiana, Missouri; Parlin, New Jersey; Zwijndrecht, The Netherlands; and FOOD GUMS - Cebu, The Philippines; Grossenbrode, Germany; Lille Skensved, Denmark; and Limeira, Brazil.

           Chemical Specialties - FIBERVISIONS L.L.C. - Athens, Georgia; Covington, Georgia; Suzhou, China; and Varde, Denmark; and RESINS - Beringen, Belgium; Brunswick, Georgia; Burlington, Ontario, Canada; Franklin, Virginia; Gibbstown, New Jersey; Hattiesburg, Mississippi; Jefferson, Pennsylvania; Middelburg, The Netherlands; Portland, Oregon; San Juan del Rio, Mexico; Savannah, Georgia; Tokushima, Japan; and Uruapan, Mexico.

         Our plants and facilities, which are continually added to and modernized, are generally considered to be in good condition and adequate for business operations. From time to time we discontinue operations at, or dispose of, facilities that have for one reason or another become unsuitable. For example, we have decided to close our nitrocellulose operations due to economic conditions brought on by a persistent worldwide over-supply.

         We have initiated the following major expansion projects designed to strengthen our market position in key growth areas, while continuing to improve our manufacturing efficiencies:

         - a 15,000 metric ton capacity expansion of long spin staple fiber in China;

         - a 7,000 metric ton methylcellulose capacity increase in Belgium;

         -        a 2,200 metric ton pectin capacity increase in Germany;

         - a 400 metric ton hydroxypropylcellulose capacity increase in Virginia; and

         - a 700 metric ton capacity plant for the manufacture of high-performance paper chemicals in China.


ITEM 3.  LEGAL PROCEEDINGS:

ENVIRONMENTAL

     General

     Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for the investigation and cleanup is between $60 million and $230 million. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the amount of time of remedial activity required, which could range from 0 to 30 years.

     Hercules becomes aware of sites in which it may be named a PRP in investigatory and/or remedial activities through correspondence from the U.S. Environmental Protection Agency, or other government agencies, or through correspondence from previously named PRPs, who either request information or notify us of our potential liability. We have established procedures for identifying environmental issues at our plant sites. In addition to environmental audit programs, we have environmental coordinators who are familiar with environmental laws and regulations and act as a resource for identifying environmental issues.

     United States v. Vertac Corporation, USDA No. LR-C-92-137 (E.D. Ark.)

     Litigation over liability at Jacksonville, Arkansas, the most significant site, has been pending since 1980. As a result of a pretrial Court ruling in October 1993, Hercules has been held jointly and severally liable for costs incurred, and for future remediation costs, at the Jacksonville site by the District Court, Eastern District of Arkansas (the Court).

     Other defendants in this litigation have either settled with the government or, in the case of the Department of Defense (DOD), have not been held liable. We appealed the Court's order finding the DOD not liable. On January 1, 1995, the Eighth Circuit Court of Appeals upheld the Court's order. We filed a petition to the U.S. Supreme Court requesting review and reversal of the Eighth Circuit Court ruling. This petition was denied on June 26, 1995, and the case was remanded to the District Court for further proceedings.

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

     On August 6, 1999, the Court issued a final judgment in which it reduced the $103 million from the previous ruling on summary judgment by approximately $7 million (the amount received by the United States in previous settlements with other parties) and added applicable interest to reach a final total adjudged liability of approximately $100.5 million. This final judgment was based on the Court's findings that (a) Hercules and Uniroyal were jointly and severally liable for approximately $89 million plus any additional response costs incurred or to be incurred after May 31, 1998, and (b) Hercules was solely liable for an additional amount of approximately $11 million. This judgment finalizes the Court's 1993 and 1997 non-final orders in which Hercules and Uniroyal were held jointly and severally liable for past and future remediation costs at the site. Hercules appealed these rulings to the United States Court of Appeals for the Eighth Circuit on December 16, 1999.

     On February 8, 2000, the Court issued a final judgment on the allocation between Uniroyal and Hercules, finding Uniroyal liable for 2.6 percent and Hercules liable for 97.4 percent of the costs at issue. Hercules appealed that judgment on February 10, 2000. That appeal has been docketed and consolidated with the earlier mentioned appeal. Oral argument before the United States Court of Appeals for the Eighth Circuit is presently scheduled for mid-2000. Neither of the Court's final judgments has changed our outlook on the potential outcome of this matter.

     Hercules Incorporated v. Aetna Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-1-CV (consolidated)

     In 1992, Hercules brought suit against its insurance carriers for past and future costs for cleanup of certain environmental sites. In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas site (see discussion above) was completed. The jury returned a "Special Verdict Form" with findings that, in conjunction with the Court's other opinions, were used by the Court to enter a judgment in August 1999. The judgment determined the amount of Hercules' recovery for past cleanup expenditures and stated that Hercules is entitled to similar coverage for costs incurred since September 30, 1997 and in the future. Hercules has not included any insurance recovery in the estimated range of costs above. Since entry of the Court's August 1999 order, Hercules has entered into settlement agreements with several of its insurance carriers and has recovered certain settlement monies. Pursuant to the settlement agreements, the terms of those settlements and amounts recovered are confidential.

     Brunswick, Georgia Consent Order and Related Matters

     In December 1997, Hercules received notice of an enforcement action by the State of Georgia, Environmental Protection Department (EPD). In the notice, EPD requested that Hercules enter into a proposed Consent Order, alleged violations of the Resource Conservation and Recovery Act (RCRA) and sought a civil penalty of $250,000. Hercules, without admitting liability, entered into a Consent Order with the State of Georgia settling those claims. The Consent Order was finalized and became effective in January 1999. The Consent Order requires Hercules to pay a fine of $80,000, install 3 aquaria in the Brunswick, Georgia community, maintain the aquaria for 10 years and remediate certain soils that are located at Hercules Brunswick, Georgia plant. That penalty was timely paid, and Hercules is currently in compliance with that Consent Order. In February 1999, the Brunswick, Georgia plant was subject to a multi-media inspection conducted jointly by the U.S. Environmental Protection Agency (EPA) and EPD. As a result of that inspection, several potential areas of non-compliance with applicable environmental laws were identified. We have already addressed many of these potential areas of non-compliance, and are working with both EPA and EPD to address the others. In March 2000, EPD sent a proposed Consent Order to Hercules which included a proposed penalty of $330,000. We are presently in negotiations with EPD regarding the terms of the proposed Consent Order and the amount of the proposed penalty.

     In addition to the multi-media inspection at the Brunswick, Georgia plant referred to above, the Hattiesburg, Mississippi plant was also subject to a multi-media inspection. As a result of that inspection several potential areas of non-compliance with applicable environmental laws were identified. We have already addressed many of these potential areas of non-compliance, and are working with both EPA and the Mississippi Department of Environmental Quality
(DEQ) to address others. In March 2000, DEQ sent a proposed Consent Order to Hercules which included a proposed penalty of $232,500. We are presently in negotiations with DEQ regarding the terms of the proposed Consent Order and the amount of the proposed penalty.

                                     ******

     At December 31, 1999, the accrued liability of $60 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. Hercules does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

Litigation

Current Litigation

     Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. In these legal proceedings, no specifically identified director, officer, or affiliate is a party or a named defendant. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings (discussed above), property damage, and personal injury matters.

     Hercules is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to products which were sold by a former subsidiary of Hercules, or from alleged exposure to asbestos contained in facilities owned or operated by Hercules. In December 1999, Hercules entered into a settlement agreement to resolve the majority of these matters. In connection with that settlement, Hercules entered into an agreement with several of its insurance carriers pursuant to which a majority of the amounts paid will be insured. The terms of both agreements are confidential.

     In June 1998, Hercules, along with Georgia-Pacific and AlliedSignal, were sued in Georgia State Court by 423 plaintiffs for alleged personal injuries and property damage. This litigation is captioned Coley, et al. v. Hercules Incorporated, et al., No. 98 VSO 140933 B (Fulton County, Georgia). Plaintiffs allege they were damaged by the discharge of hazardous waste from the companies' plants. This case is in the early stages of motion practice and discovery. We have denied liability and intend to vigorously defend.

     In August 1999, Hercules was sued in an action styled as Cape Composites, Inc. v. Mitsubishi Rayon Co., Ltd., Case No. 99-08260 (U.S. District Court, Central District of California), one of a series of similar class action lawsuits brought on behalf of purchasers of carbon fiber and carbon prepreg in the United States (excluding the government) from the named defendants from January 1, 1993 through January 31, 1999. In these lawsuits, plaintiffs allege violations of Section 1 of the Sherman Antitrust Act for alleged price fixing. In September 1999, these lawsuits were consolidated by the Court into a case captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (U.S. District Court, Central District of California), with all related cases ordered dismissed. This lawsuit is in the early stages of motion practice and discovery. Hercules, which is named in connection with its former Composites Products Division, which division was sold to Hexcel Corporation in 1996, has denied the material allegations set forth in the consolidated complaint. Hercules intends to vigorously defend this action.

     In December 1999, an action was filed in the U.S. District Court for the Eastern District of Pennsylvania on behalf of two classes of individuals: (1) veterans of the South Korean military who claim they were exposed to Agent Orange and other chemical defoliants used in the demilitarized zone between North and South Korea between 1967 and 1970 and (2) veterans of the United States military who also claim to have been similarly exposed. This case is captioned Chank Ok-Lee, Individually and as Representative of a Class, and Thomas Wolfe, Individually and as Representative of a Class v. Dow Chemical Co., et al., Civil Action No. 99-6127 (U.S. District Court, Eastern District of Pennsylvania). The case is in the earliest stages of motion practice, including a motion to transfer venue to the Eastern District of New York, where Agent Orange related lawsuits have previously been consolidated.

Litigation Resolved in 1999

     Hercules was a defendant in three Qui Tam (Whistle Blower) lawsuits in the U.S. District Court for the Central District of Utah, brought by former employees of the Aerospace business sold to Alliant Techsystems Inc. in March

1995. The first suit (United States of America ex. rel. Katherine A. Colunga v. Hercules Incorporated, et al., Civil No. 89-C-954B(U.S. District Court, Central District of Utah) was dismissed in July 1998.

     United States of America ex. rel. Benny D. Hullinger, et al., Civil No. 92-CV-085 (U.S. District Court, Central District Utah)

     The parties to this second lawsuit reached a tentative settlement, subject to approval of the Court, in August 1998. Although it did not intervene in the case, the U.S. Department of Justice ("DOJ") objected to approval of the tentative settlement, arguing that we should only be released from claims that the government contended were actually investigated. The DOJ further argued that the proposed allocation of settlement proceeds between False Claims Act claims and wrongful termination claims should be revised to attribute a higher percentage of recovery to claims arising under the False Claims Act. On February 9, 1999, the Court entered a judgment to approve the settlement and dismiss the lawsuit. On April 12, 1999 the DOJ's 60-day period to appeal the judgment expired without the DOJ having filed a Notice of Appeal. Eight days later, on April 20, 1999, the DOJ filed a Motion to Extend Time for Filing Notice of Appeal. We and the plaintiffs opposed the motion, arguing that the DOJ had not made the showing of excusable neglect required by the rules for such an extension. On May 4, 1999, the Court denied the DOJ's motion. On May 21, 1999, the DOJ determined that they would not appeal further. The Court's judgment dismissing the lawsuit became final on May 28, 1999.

     United States of America ex. rel. P. Robert Pratt v. Alliant Techsystems, Inc. and Hercules Incorporated, Civil No. 95-4812 SVW (U.S. District Court, Central District of California)

     In March 1995, we sold our Aerospace business to Alliant Techsystems, Inc. As part of the sale, we received an ownership interest in Alliant. In March 1997, Alliant and Hercules received a partially unsealed complaint that named both as defendants, initiated on an unknown date, and filed in an undisclosed federal court, in a Qui Tam action by a former employee alleging violations of the False Claims Act. The action was subsequently identified as United States of America ex. rel. P. Robert Pratt v. Alliant Techsystems, Inc and Hercules Incorporated. The action alleged labor mischarging at Alliant's Bacchus Works facility in Magna, Utah, and contained a claim for wrongful termination. Damages were not specified, and Alliant and Hercules agreed to share equally the cost of defense until such time as a determination was made as to the applicability of the indemnification provisions of the Purchase and Sale Agreement between Alliant and Hercules. In February 1998, the parties reached a tentative settlement, which has since been finalized, under which all claims alleging mischarging to the Intermediate Nuclear Forces Contract were settled. The settlement was recognized in the fourth quarter 1997. Other portions of the complaint, which included allegations of mischarging to other government contracts and claims for wrongful termination of employment were not resolved by the settlement. The government did not intervene in these other matters. In August 1998, the parties reached a tentative settlement of the remaining portions of the complaint, subject to approval of the Court. The DOJ objected to approval of the tentative settlement, arguing that we should only be released from claims that the government contended were actually investigated, and that the settlement agreement should have contained certain provisions preventing Alliant from recovering certain costs under its government contracts. On February 17, 1999, the Court entered a judgment approving the settlement and dismissing the lawsuit. On March 23, 1999, the DOJ filed a Notice of Appeal. In subsequent discussions with DOJ's counsel, Hercules and Alliant agreed to amend the settlement agreement to include provisions that prevent Alliant from recovering under its government contracts the costs that had been the subject of prior discussions with the DOJ. Following such agreement, the DOJ withdrew its appeal. At this point, the dismissal of the lawsuit became final. The amendment to the settlement agreement was submitted to the Court for its approval on August 2, 1999. The Court subsequently approved the amendment to the settlement agreement.

     Jeffrey Shelton Jr., et al. v. Hercules Incorporated, Civil No. LR-C-97-131 (E.D. Ark. 1997)

     This lawsuit involved two individuals seeking medical monitoring and damages for loss of recreational opportunities. They brought a Resource Conservation and Recovery Act (RCRA) citizens suit against us seeking an injunction which would require us to fund or perform various environmental and health studies and pay for any required remediation to the Bayou Meto. Plaintiffs and Hercules filed motions for summary judgment. In October 1999, the Court granted Hercules' motion for summary judgment and the time for any appeal by the plaintiffs has expired.

     Gary Graham, et al. v. Vertac Chemical Corporation and Hercules Incorporated, Civil No. LR-C-98-678 (U.S. District Court, Eastern District of Arkansas).

     In addition to the Vertac litigation described above in this Item 3 under "Environmental," this lawsuit was filed by a group of 19 individuals seeking damages for personal injuries and diminution of property value as a result of alleged dioxin contamination from the Jacksonville, Arkansas site. This case was dismissed without prejudice on technical grounds on August 2, 1999. The time to appeal has run.

     Acosta, et al. v. Betz Laboratories, et al., No. BC 161 669 (1996); Adams, et al. v. Betz Laboratories, et al., No. BC 113 000 (1994); Aguilar, et al.
     v. Betz Laboratories, et al., No. BC 158 588 (1996); and Aguayo et al. v. Betz Laboratories, et al., No. BC 123 749 (1995).

     BetzDearborn, along with Pacific Gas and Electric (PG&E), is a defendant in these four lawsuits involving in the aggregate approximately 2,350 plaintiffs pending in the Superior Court of Los Angeles County, California (the lawsuits). BetzDearborn maintained insurance coverage for the purpose of securing protection against alleged product and other liabilities, and certain of the insurance carriers have undertaken to pay the cost of the defense of the lawsuits subject to various reservations of rights.

     In October 1999, BetzDearborn, several of its insurance carriers, and plaintiffs engaged in a mediation, which led to a settlement of plaintiffs' claims against BetzDearborn, which settlement was approved by the court in February 2000. BetzDearborn also reached a settlement with many of its insurance carriers with respect to these cases. All of these settlement agreements are confidential.

                                    ******
     At December 31, 1999, the consolidated balance sheet reflects a current liability of approximately $101 million for litigation and claims. Estimated insurance recoveries of approximately $46 million have been reflected in current assets. These amounts represent management's best estimate of the probable and reasonably estimable losses and recoveries related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matter was submitted to a vote of security holders during the fourth quarter of 1999, through the solicitations of proxies or otherwise.

                                     PART II

ITEM 5.    MARKET FOR HERCULES' COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

     Our common stock is listed on the New York Stock Exchange (ticker symbol
HPC), The Stock Exchange, London, and the Swiss Stock Exchange. It is also traded on the Philadelphia, Midwest, and Pacific Exchanges.

     The approximate number of holders of record of common stock ($25/48 stated value) as of March 15, 2000, was 19,434.

     Period                                                                   High              Low
     ------                                                                   ----              ---
     1998
           First Quarter...............................................      51 3/8           45 3/16
           Second Quarter..............................................      50 1/2            40 1/2
           Third Quarter...............................................      41 1/4            24 5/8
           Fourth Quarter..............................................      35 1/2          24 15/16

     1999
           First Quarter...............................................      29 3/8            25 1/4
           Second Quarter..............................................    40 11/16                24
           Third Quarter...............................................      40 3/8           27 1/16
           Fourth Quarter..............................................     29 1/16            22 3/8

     On December 31, 1999, the closing price of the common stock was $27 7/8.

     Hercules has declared quarterly dividends as follows:

                                                1st Quarter       2nd Quarter      3rd Quarter       4th Quarter
                                                -----------       -----------      -----------       -----------
     1998  .................................       $0.27             $0.27            $0.27             $0.27
     1999  .................................       $0.27             $0.27            $0.27             $0.27

ITEM 6.    SELECTED FINANCIAL DATA:

     A summary of selected financial data for Hercules for the years and year ends specified is set forth in the table below.

                                                           (Dollars and shares in millions, except per share)

--------------------------------------------------------------------------------------------------------------------
FOR THE YEAR                                                 1999         1998*         1997       1996        1995
--------------------------------------------------------------------------------------------------------------------
Net sales                                                  $3,248        $2,145       $1,866     $2,060      $2,427
Profit from operations                                        480           192          228        441         363
Income before effect of change in
       accounting principle                                   168             9          324        325         333
Net income                                                    168             9          319        325         333
Dividends                                                     111           104           98         95          95

Per share of common stock
Basic:
       Earnings before effect of change in
       accounting principle                                  1.63           .10         3.27       3.10        2.98
       Earnings                                              1.63           .10         3.22       3.10        2.98
Diluted:
       Earnings before effect of change in
       accounting principle                                  1.62           .10         3.18       2.98        2.87
       Earnings                                              1.62           .10         3.13       2.98        2.87

Dividends                                                    1.08          1.08         1.00        .92         .84

Total assets                                                5,896         5,833        2,411      2,386       2,493
Long-term debt                                              1,777         3,096          419        345         298
Company-obligated preferred securities of
       subsidiary trust                                       992           200           --         --          --

*    1998 includes significant acquisitions (see Note 1.)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto. All references to individual Notes refer to Notes to the Consolidated Financial Statements.


ACQUISITIONS, DIVESTITURES, AND UNUSUAL ITEMS

        In 1999, we incurred $39 million of integration charges ($3 million reflected in cost of sales), primarily for employee incentive and retention, consulting, legal and other costs associated with the BetzDearborn Inc. acquisition, partly offset by a $4 million restructuring charge reversal (see
Note 13). Integration charges are not anticipated to be significant in 2000. During the fourth quarter of 1999, we decided to exit the nitrocellulose business, part of the Functional Products segment, and to take steps to address the performance of some of our specialty product lines in the Chemical Specialties segment. As a result of these decisions, we incurred $28 million of pre-tax costs, consisting of $25 million of asset write-downs and disposal costs ($9 million related to the Functional Products segment and $16 million related to the Chemical Specialties segment), and $3 million of severance benefits for approximately 20 manufacturing employees at a Chemical Specialties segment plant (see

Notes 13 and 16). The 1999 Profit from operations also includes a net $5 million charge related to legal and environmental matters (see Notes 16 and 24). Additionally, a production facility fire, a works accident, and the impact of Hurricane Floyd added approximately $8 million to cost of sales, and an executive transition agreement increased selling, general and administrative expense by $8 million. In 1999, we sold our Chilean Agar business, part of the Functional Products segment, for a pre-tax gain of $16 million (see Notes 16 and 23).

        In 1998, Hercules made five major acquisitions for an aggregate purchase price of approximately $3,620 million, primarily in cash and assumed debt. These acquisitions were accounted for using the purchase method of accounting, and were financed with borrowed funds (see Note 1).

        The largest of these acquisitions was the purchase of BetzDearborn, a global specialty chemical company providing water and process treatment to a variety of commercial and industrial processes. Additionally, the company acquired Houghton International's paper chemicals group; Citrus Colloids, a pectin manufacturer; Alliance Technical Products, a manufacturer of resins serving the water-based adhesives industry; and the 49% share of FiberVisions owned by Hercules' joint venture partner, making it a wholly owned subsidiary of Hercules. This business is the world's largest producer of thermal-bond fiber for disposable diapers and other hygienic products.

        The results of operations of the acquired businesses are included in the Consolidated Financial Statements from the dates of acquisition. In 1999 and 1998, these businesses added approximately $1,537 million and $363 million of revenue, respectively. Selling, general and administrative expenses increased in 1999 and 1998 as a result of the amortization of goodwill and intangible assets acquired, while interest and debt expense increased in both years as a result of increased debt required to fund the acquisitions.

        As a result of the 1998 acquisitions, Hercules incurred charges of $232 million before taxes ($197 million net of income taxes) in the fourth quarter of 1998; $215 million is reflected in Profit from operations and $17 million, primarily related to termination costs of interest rate swaps on extinguished debt, is reflected in Other income (expense) (see Note 18). The largest portion of the charges reflected in Profit from operations was $130 million for purchased in-process research and development related to the acquisition of BetzDearborn (see Note 15). The remainder of the charges are primarily related to the company's plans and actions to integrate the operations of BetzDearborn and improve the efficiencies of its existing operations and support activities. The charges include $31 million of employee termination benefits ($12 million related to the Process Chemicals and Services segment, $7 million related to the Functional Products segment, $5 million related to the Chemical Specialties segment and $7 million related to corporate infrastructure), $5 million of exit costs primarily related to facility closures in the Process Chemicals and Services segment and $29 million of asset write-downs ($15 million related to the Functional Products segment, $8 million related to the Chemical Specialties segment and $6 million related to the Process Chemicals and Services segment) resulting from adverse business negotiations, the BetzDearborn acquisition, and the loss of a customer (see Notes 13 and 16). Additionally, we incurred approximately $11 million of integration expenses related to the acquisition and other expenses of $9 million. These actions are anticipated to yield cost savings and productivity improvements of approximately $165 million before taxes on an annual basis. Other income (expense) in 1998 also included a $62 million charge from the settlements of long-standing "whistle-blower" lawsuits related to the divested Aerospace business (see Notes 18 and 24).

        The acquisition of BetzDearborn also resulted in the inclusion of a $94 million liability, subsequently adjusted to $98 million, as part of the purchase price allocation. The adjustment reflects $8 million in additional exit costs, net of a $4 million reduction in employee severance benefits. This liability included approximately $74 million related to employee termination benefits and $24 million for office and facility closures, relocation of BetzDearborn employees and other related exit costs, all of which relate to the Process Chemicals and Services segment (see Notes 1 and 13).

        With respect to the termination benefits and exit costs incurred in 1998 ($31 million in termination benefits and $5 million in exit costs charged to other operating expenses and $98 million in termination benefits and exit costs charged to goodwill), cumulative cash payments totaled $59 million through 1999 (see Notes 13 and 16).

     Other operating expenses in 1997 reflected charges of $167 million primarily associated with reorganization of management and the adoption of new competitive strategies, and other costs (see Note 16). Included in these charges were $24 million of termination benefits ($3 million in the Chemical Specialties segment, $7 million in the

Functional Products segment and $14 million for corporate infrastructure), asset write-offs and other charges of $27 million ($3 million in Process Chemicals and Services, $4 million in Functional Products, $13 million in Chemical Specialties and $7 million related to corporate items), and asset impairments of $95 million ($66 million in the Chemicals Specialties segment, $24 million in the Functional Products segment and $5 million in the Process Chemicals and Services segment). The remaining $21 million is related to environmental expenses and executive retirement benefits. Cash payments for termination benefits totaling $21 million have been made through 1999 and the remaining $3 million is expected to be paid in 2000 (see Notes 13 and 16). The asset impairments were the result of changes in the marketplace and the implementation of alternative strategies which culminated in the realignment of assets in order to reduce costs. Additionally, Other income (expense) in 1997 reflects the following items: a $20 million charge related to acquisition activity; a $32 million charge for legal settlements; and a $368 million gain from the monetization of Hercules' investment in Tastemaker (see Notes 18 and 23).

        The impairment losses recognized in all three years are calculated pursuant to our policy for accounting for long-lived assets (see Summary of Significant Accounting Policies).

        The above mentioned unusual items, excluding the $98 million BetzDearborn purchase price allocation, are primarily included in Reconciling items in each of the respective years in the segment footnote disclosure (see
Note 26).

        In June 1997, we completed a joint venture of our polypropylene fibers business (see Note 23).

SUBSEQUENT EVENTS

     On February 22, 2000, we announced a new corporate strategy focused on cash generation, debt reduction and growth of the core businesses: Pulp and Paper, BetzDearborn, and Aqualon. As part of this strategy, we will monetize our investment in our Food Gums business through the formation of a joint venture with Lehman Brothers Merchant Banking Partners II L.P. This new venture will subsequently acquire the Kelco biogums business from Monsanto. The Lehman Brothers partnership will own approximately 72% of the new entity and we will own approximately 28%. We expect that the new entity will have annual revenues of approximately $450 million (see Note 22).

     Further, we have entered into discussions with a third party to monetize our Resins business and we are beginning to explore alternatives regarding our FiberVisions business (see Note 22).

     These three businesses account for approximately $900 million of our 1999 revenues.

     In addition to monetizing assets, we will be concentrating on improving our asset utilization, working capital management and reducing corporate overhead costs. The above actions may result in restructuring charges in 2000 as exit plans are finalized.

RESULTS OF OPERATIONS
(All comparisons are with the previous year, unless otherwise stated.)

1999 VS. 1998:

        Consolidated revenues increased $1,103 million or 51% primarily from the full year revenue impact of the 1998 acquisition of BetzDearborn and FiberVisions, as well as year-over-year volume improvements in all three segments. These improvements were partially offset by pricing declines in all segments due to competitive pressure and the negative effects of a stronger dollar relative to foreign currencies. Consolidated profit from operations increased $288 million or 150%. However, after adjusting for the unusual items described in the previous section, consolidated profit from operations increased $136 million or 34%. This increase is due to the full year operating profit impact of the acquired businesses along with synergies realized, manufacturing cost improvements and volume gains. Offsetting these increases were the negative impact of pricing declines and the full year impact of goodwill and intangible amortization expense.

        Process Chemicals and Services segment revenues increased $988 million or 138% primarily due to the full year impact of the acquired BetzDearborn revenues and higher volumes, partly offset by lower pricing due to competitive pressure and consolidation within the paper industry. A relatively stronger dollar, particularly versus the Brazilian real, also negatively impacted the revenue comparison. Profit from operations increased $207 million or 158% reflecting a full year of BetzDearborn results in 1999, synergies realized and manufacturing cost improvements. These improvements were offset by lower pricing and higher supply chain costs.

        Functional Products segment revenues were flat compared to 1998 as food gums volume and pectin pricing improvements were offset by lower pricing due to competitive pressure and over-capacity in various other markets and also by weak demand in the oilfield markets. Profit from operations increased $3 million or 1%. However, excluding the costs primarily associated with a production facility fire at the Parlin, New Jersey plant, operating profit increased $10 million or 5% primarily due to the recovery of the Asian currencies, particularly the Japanese yen, relative to the dollar and manufacturing cost improvements.

        Chemical Specialties segment revenues increased $119 million or 21% primarily due to the full year effect of the FiberVisions acquisition and resins volume improvements, partly offset by lower pricing due to competitive pricing pressure and lower polymer costs, along with a stronger dollar relative to foreign currencies. Profit from operations rose $14 million or 19%. Excluding the third quarter 1999 impact of Hurricane Floyd on our resins production facilities, operating profit increased $16 million or 21%. The increase in operating profit is primarily due to the inclusion of FiberVisions results for the full year 1999 and lower polymer cost offset by lower pricing.

  1998 VS. 1997:

        Consolidated revenues increased $279 million or 15% as the increase in revenues from acquisitions was partially offset by the effects of the economic crisis in Southeast Asia, the strength of the U.S. dollar, and competitive pricing pressures. Consolidated profit from operations declined $36 million or 16%. However, after adjusting for the impact of the unusual items described in the previous section, profit from operations increased $12 million or 3%, while operating margins decreased from 21% in 1997 to 19% in 1998. These results are due to the operating profit impact of the revenue variance noted above, coupled with manufacturing cost improvement initiatives, partly offset by higher selling, general, and administrative expenses.

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

        Functional Products segment revenues declined 4% on lower volumes, particularly in Asia and Eastern Europe, and also the U.S. oilfield markets, along with the negative impact of weaker foreign currencies relative to the dollar, partly offset by acquired revenues and improved pectin pricing. Profit from operations declined 4%. This was the result of volume declines and the negative impact of the weaker foreign currencies offset by improved manufacturing costs and pectin pricing.

        Chemical Specialties segment revenues increased 8% as the additional revenues from acquisitions were partly offset by lower pricing across the major Resins product lines both in the U.S. and in Europe. Profit from operations rose 12% as the profit from acquisitions was partly offset by the pricing declines in Resins.

        Interest and debt expense and preferred security distributions of subsidiary trusts increased as a result of the increased debt used to fund the 1998 acquisitions, amortization of debt issue costs and the subsequent refinancing of this debt with equity-like securities (see Notes 6 and 7).

        Equity in income of affiliated companies declined over the three year period as a result of the monetization of Hercules' investment in Alliant Techsystems in 1997 and 1998 and Hercules' investment in Tastemaker in 1997 (see
Note 23).

        The provision for income taxes reflects effective tax rates of 31% in 1999, 88% in 1998, and 45% in 1997 (see Note 19). The 1999 rate was favorably impacted by the utilization of a capital loss and other adjustments related to prior years' assessments. Both the 1998 and 1997 rates are significantly higher than the federal statutory income tax rate of 35%. The 1998 rate is high because the charges for purchased in-process research and development and goodwill amortization are not deductible for income tax purposes. The impact of these nondeductible items was reduced by favorable state tax settlements relating to a prior year's sale of an investment and favorable federal tax adjustments related to prior years' assessments. The 1997 rate reflects the relatively higher tax rate on the monetization of the Tastemaker and Alliant Techsystems investments, along with required increases to tax reserves related to anticipated assessments from federal, state, and foreign authorities. The 2000 tax rate is anticipated to be approximately 36%.

FINANCIAL CONDITION

        Liquidity and financial resources: Net cash flow from operations was $280 million in 1999, $181 million in 1998, and $187 million in 1997. The 1999 increase reflects higher profit from operations, primarily from businesses acquired and lower tax payments offset by higher interest payments, cash expenditures for integration, termination benefits and other exit costs, along with higher working capital requirements. 1998 included higher interest payments related to increased debt and higher payments of legal settlements, offset by lower income tax payments and cash flow from acquired businesses.

        As noted above, during 1998, the company completed five acquisitions for approximately $3,620 million, primarily in cash and assumed debt (see Notes 1 and 6). The company financed the acquisitions and refinanced existing debt with borrowings under a $3,650 million credit facility with a syndicate of banks. The company's debt agreement contains restrictive covenants that require maintenance of certain financial covenants, including leverage, net worth, and interest coverage, and provides that the entry of a judgment or judgments involving aggregate liabilities of $50 million or more be vacated, discharged, stayed, or bonded within 60 days of entry of such judgment or judgments.

        During the second quarter of 1999, we amended our credit agreement to allow for borrowing in euros, as well as in U.S. dollars. Approximately $950 million of U.S. dollar denominated debt was converted to euro indebtedness.

         In September 1998, we filed a shelf registration to increase accessible securities from $300 million to $3,000 million. The registration allowed for issuance of equity, equity-like, and debt securities.

         In November 1998, Hercules Trust V, a wholly owned subsidiary trust of Hercules, completed a private placement of $200 million Redeemable Hybrid INcome Overnight Shares (RHINOS). The RHINOS are guaranteed by Hercules (see Note 7). Pursuant to amendments to the RHINOS agreements executed on February 9, 2000:
(I) the interest rate on the RHINOS was reduced to London Interbank Offered Rate (LIBOR) plus 1.5%, and (2) the RHINOS can be remarketed at any time at the option of the holder. If the holder elects to initiate a remarketing,

Hercules has the right to redeem the RHINOS. Upon a successful remarketing, the redemption date of the RHINOS will be extended for an additional year. If the RHINOS are not remarketed, they will be redeemed by Hercules on February 9, 2002 (see Note 7).

         In March 1999, another wholly owned subsidiary trust commenced a public offering, under the registration statement noted above, and sold $362 million of Trust Originated Preferred Securities (TOPrS) (see Note 7). Proceeds of the offering were used to repay long-term debt. The Trust's obligations are guaranteed by Hercules.

         In July 1999, we completed a public offering of 5,000,000 shares of our common stock, which provided us with net proceeds of $171.5 million (see Note
9). On the same date, we also completed a public offering of 350,000 CRESTS Units with Hercules Trust II, a wholly owned subsidiary trust (see Note 7). This transaction provided net proceeds to Hercules and Trust II of $340.4 million. We used the proceeds from both offerings to repay long-term debt.

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

         On December 23, 1999, we completed a private placement of 170,000 Floating Rate Preferred Securities (Floating Rate Preferred) with Hercules Trust VI, a wholly owned subsidiary trust (see Note 7). The Floating Rate Preferred are guaranteed by Hercules. This transaction provided net proceeds to Hercules and Trust VI of approximately $170 million. We used the proceeds to repay long-term debt.

         During the second quarter of 1999, we entered into a financing agreement with a bank, which provided for the sale of promissory notes in the principal amount of up to $20 million at any one time. The agreement, which expired in December 1999, provided for commitments by the bank and Hercules under which the bank purchased promissory notes denominated in a number of foreign currencies in exchange for U.S. dollars. The notes were repayable only to the extent that Hercules had sufficient foreign currency revenue. Neither Hercules nor the bank could cancel their obligations under the agreement. Transaction gains and losses related to the notes were deferred and recognized as an adjustment to the revenue supporting the note repayment.

        As of December 31, 1999, the company has $564 million available under the revolving credit agreement and $254 million of short-term lines of credit.

        Capital Structure and Commitments: Total capitalization (stockholders' equity, company obligated preferred securities of subsidiary trusts, and debt) decreased to $4.3 billion at December 31, 1999, from $4.4 billion in the prior year. The ratio of debt-to-total capitalization decreased to 57% at December 31, 1999 from 83% at December 31, 1998 as a result of the Floating Rate Preferred offering in December 1999, the CRESTS Units and common stock offerings during the third quarter and the TOPrS offering during the first quarter. The amount accessible under our shelf registration is $1,763 million.

        As noted earlier, in February 2000 we announced a new strategy that will be focused on cash generation and debt reduction primarily through monetization of assets and better asset utilization. We expect to generate in excess of $1 billion of cash through these actions. The cash will be used to pay down debt, reduce interest expense by approximately $75 million annually and reduce the ratio of debt to total capitalization to approximately 40%.

        A quarterly dividend has been paid without interruption since 1913, the company's first year of operation. The annual dividend was $1.08 per share during 1999 and 1998.

     Capital expenditures during 1999 were $196 million, with 28% of the expenditures related to increased production capacity, compared with 27% in 1998 and 38% in 1997. The remainder mostly relates to cost-savings projects, capacity maintenance, and regulatory requirements. The increase in capital expenditures of $39 million in

1999 over 1998 is primarily due to higher spending in the Functional Products segment due to the methylcellulose expansion in Doel, Belgium and the pectin expansion in Grossenbrode, Germany. The increase in 1998 capital expenditures of approximately $38 million over 1997 is primarily from companies acquired in 1998 and higher spending in the Functional Products segment. Capital expenditures are expected to approximate $185 million during 2000. This includes funds for continuing or completing existing projects, including the methylcellulose expansion in Doel, Belgium mentioned earlier and to fund new projects.

YEAR 2000

        The company recognized the need to ensure that its operations and relationships with its business partners would not be adversely affected by the Year 2000 problem, and thus developed and implemented a comprehensive project that addressed those areas of vulnerability. A cross-functional Year 2000 Program Office was created by the company at the corporate level to coordinate and provide policies, guidance, and support for its Year 2000 initiatives. Site compliance teams were formed at all major sites worldwide.

        In addition to its other Year 2000 activities, the company is engaged in a major project to implement SAP R/3(TM) software. All vendor-supplied SAP code is Year 2000 compliant. The resulting systems comprise the company's core business systems, including sales and distribution, inventory and purchasing, finance and control, product costing, human resources and payroll, and fixed assets.

         The company believes that the Year 2000 problem has been successfully addressed through its Year 2000 initiatives.

         The company did not experience any difficulties related to the Year 2000 problem on December 31, 1999 and has not experienced any such difficulties that the company is aware of since that date. The company's operations have not, to date, been adversely affected by any difficulties experienced by any of our suppliers or customers in connection with the Year 2000 problem, and the company will continue to monitor its systems for potential difficulties through the remainder of calendar year 2000.

         The total cost of the company's Year 2000 project was approximately $12 million. These costs do not include the cost to upgrade or replace process control equipment. These costs were expensed as incurred and were funded through operating cash flow.

RISK FACTORS

        Market Risk - Fluctuations in interest and foreign currency exchange rates affect the company's financial position and results of operations. The company uses several strategies to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow. (See "Foreign Currency Translation" and "Financial Instruments and Hedging" in the Summary of Significant Accounting Policies and Notes 18 and 21.) Sensitivity of the company's financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The market values for interest rate risk are calculated by the company utilizing a third-party software model that utilizes standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

        The company's derivative and other financial instruments subject to interest rate risk consist of debt instruments, interest rate swaps, and currency swaps. At December 31, 1999 and 1998, net market value of these combined instruments was a liability of $3.32 billion and $3.66 billion, respectively. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at December 31, 1999 and 1998 would result in an $80 million and $36 million decrease in the net market value of the liability, respectively. A 100-basis point decrease in interest rates at December 31, 1999 and 1998 would result in a $92 million and $45 million increase in the net market value of the liability, respectively. The change in the sensitivity level from year-end 1998 is primarily from the fixed distribution rate associated with the Trust Originated Preferred Securities issued in 1999 (see Note 7).

        Our financial instruments, subject to changes in equity price risk including the warrants component of the CRESTS Units issued in 1999 (see Note
7), represent a net obligation of $29 million, and an asset of $22 million at December 31, 1999 and 1998, respectively. The sensitivity analysis assumes an instantaneous 10% change in valuation with all other variables held constant. A 10% increase in market values at December 31, 1999 and 1998 would increase the net obligation by $15 million, and the asset portion by $2 million, while a 10% decrease would reduce the net obligation by $12 million and the asset portion by $2 million, respectively. The change in equity price risk from year-end 1998 is primarily from the warrants component of the CRESTS unit issued in 1999.

        Our financial instruments, subject to foreign currency exchange risk, consist of foreign currency forwards, options, and foreign currency debt and represent a net liability position of $885 million, and a net asset position of $6 million at December 31, 1999 and 1998, respectively. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at December 31, 1999 and 1998 would result in an $89 million decrease in the net liability position, and a $63 million increase in the net asset position, while a 10% weakening of the dollar versus all currencies would result in an $88 million increase in the net liability and a $78 million decrease in the net asset position, respectively. The change in the sensitivity level from year-end 1998 is primarily from replacing cross currency swaps with foreign currency debt to hedge exposure to increased investments in foreign subsidiaries, primarily as a result of the BetzDearborn acquisition.

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

        Environmental - Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $60 million and $230 million. The company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected (see Note 24).

        Environmental remediation expenses are funded from internal sources of cash. Such expenses are not expected to have a significant effect on the company's ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows.

        Litigation - Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage, and personal injury matters. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period (see Note 24).

FORWARD-LOOKING STATEMENT

This Annual Report on Form 10-K includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on reasonable assumptions. Results could differ materially depending on such factors as Hercules' inability to generate cash and reduce debt, business climate, economic and competitive uncertainties, Hercules' inability to monetize certain of its identified businesses, higher manufacturing costs, reduced level of customer orders, ability to integrate BetzDearborn, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates, adverse legal and regulatory developments, and adverse changes in economic and political climates around the world. Accordingly, there can be no assurance that the company will meet analysts' earnings estimates. As appropriate, additional factors are contained in reports filed with the Securities and Exchange Commission. This paragraph is included to provide safe harbor for forward-looking statements, which are not required to be publicly revised as circumstances change.

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


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                           REQUIRED SUPPLEMENTARY DATA
                              HERCULES INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS                                                                           Page
                                                                                                            ----
       Report of Independent Accountants................................................................     23
       Consolidated Statement of Income for the Years Ended December 31, 1999, 1998, and
          1997..........................................................................................     24
       Consolidated Balance Sheet as of December 31, 1999 and 1998......................................     25
       Consolidated Statement of Cash Flow for the Years Ended December 31, 1999, 1998, and
          1997..........................................................................................     26
       Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 1999,
          1998, and 1997................................................................................     27
       Consolidated Statement of Comprehensive Income (Loss) for the Years Ended December 31,
          1999, 1998, and 1997..........................................................................     28
       Accounting Policies and Notes to Consolidated Financial Statements...............................     29

SUPPLEMENTARY DATA
       Summary of Quarterly Results (Unaudited).........................................................     55
       Subsidiaries of Registrant.......................................................................     56

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and the Board of Directors of Hercules Incorporated
Wilmington, Delaware

In our opinion, the consolidated financial statements listed in the foregoing index present fairly, in all material respects, the financial position of Hercules Incorporated and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 60 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 25 to the financial statements, in 1997, the Company changed its method of accounting for costs incurred in connection with its enterprise software installation.



PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2000

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME                                                (Dollar in millions, except per share)


                                                                                 1999           1998             1997
                                                                                 ----           ----             ----

Net sales .............................................................        $ 3,248         $ 2,145         $ 1,866
                                                                               -------         -------         -------

Cost of sales .........................................................          1,770           1,287           1,169
Selling, general, and administrative expenses .........................            787             377             248
Research and development ..............................................             85              61              53
Goodwill and intangible asset amortization ............................             79              22               3
Purchased in-process research and development (Note 15) ...............             --             130              --
Other operating expenses, net (Note 16) ...............................             47              76             165
                                                                               -------         -------         -------
Profit from operations ................................................            480             192             228

Equity in income of affiliated companies ..............................              1              10              30
Interest and debt expense (Note 17) ...................................            185             101              39
Preferred security distributions of subsidiary trusts .................             51               2              --
Other income (expense), net (Note 18) .................................             (2)            (22)            374
                                                                               -------         -------         -------
Income before income taxes and effect of change in accounting principle            243              77             593
Provision for income taxes (Note 19) ..................................             75              68             269
                                                                               -------         -------         -------

Income before effect of change in accounting principle ................            168               9             324

Effect of change in accounting principle (Note 25) ....................             --              --              (5)
                                                                               -------         -------         -------

Net income ............................................................        $   168         $     9         $   319
                                                                               =======         =======         =======

Earnings per share (Note 20)

Basic:
      Earnings before effect of change in accounting principle ........        $  1.63         $   .10         $  3.27
      Effect of change in accounting principle ........................             --              --            (.05)
                                                                               -------         -------         -------
      Earnings per share ..............................................        $  1.63         $   .10         $  3.22
                                                                               =======         =======         =======


Diluted:
      Earnings before effect of change in accounting principle ........        $  1.62         $   .10         $  3.18
      Effect of change in accounting principle ........................             --              --            (.05)
                                                                               -------         -------         -------
      Earnings per share ..............................................        $  1.62         $   .10         $  3.13
                                                                               =======         =======         =======



The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET                                                                (Dollars in millions)
                                                                                               December 31,
                                                                                          1999             1998
                                                                                          ----             ----
ASSETS
Current assets
      Cash and cash equivalents .................................................        $    63         $    68
      Accounts receivable, net (Note 2) .........................................            766             663
      Inventories (Note 3) ......................................................            380             416
      Deferred income taxes (Note 19) ...........................................            129              93
                                                                                         -------         -------
      Total current assets ......................................................          1,338           1,240

Property, plant, and equipment, net (Note 12) ...................................          1,321           1,438
Investments (Note 4) ............................................................             47              51
Goodwill (net of accumulated amortization - 1999, $91; 1998, $28) ...............          2,390           2,356
Other intangible assets (net of accumulated amortization -  1999, $39;
   1998, $22) ...................................................................            180             192
Prepaid pension (Note 14) .......................................................            217             218
Deferred charges and other assets ...............................................            403             338
                                                                                         -------         -------

      Total assets ..............................................................        $ 5,896         $ 5,833
                                                                                         =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable ..........................................................        $   320         $   270
      Short-term debt (Note 5) ..................................................            678             566
      Accrued expenses (Note 12) ................................................            561             481
                                                                                         -------         -------
      Total current liabilities .................................................          1,559           1,317

Long-term debt (Note 6) .........................................................          1,777           3,096
Deferred income taxes (Note 19) .................................................            287             225
Other postretirement benefits (Note 14) .........................................            129             136
Deferred credits and other liabilities ..........................................            289             300
                                                                                         -------         -------
      Total liabilities .........................................................          4,041           5,074

Company-obligated preferred securities of subsidiary trusts (Note 7) ............            992             200

Stockholders' equity
      Series preferred stock (Note 8) ...........................................             --              --
      Common stock, $25/48 par value (Note 9) ...................................             83              81
      (shares issued: 1999 - 159,976,730; 1998 - 154,823,496)
      Additional paid-in capital ................................................            757             504
      Unearned compensation (Note 10) ...........................................           (123)           (130)
      Other comprehensive losses ................................................            (44)            (13)
      Retained earnings .........................................................          2,125           2,068
                                                                                         -------         -------
                                                                                           2,798           2,510

Reacquired stock, at cost (shares: 1999 - 53,587,365; 1998 - 53,995,692) ........          1,935           1,951
                                                                                         -------         -------
      Total stockholders' equity ................................................            863             559
                                                                                         -------         -------

      Total liabilities and stockholders' equity ................................        $ 5,896         $ 5,833
                                                                                         =======         =======


The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW                                                                 (Dollars in millions)
                                                                                               1999         1998        1997
                                                                                               ----         ----        ----
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME ..............................................................................     $   168      $     9      $ 319
Adjustments to reconcile net income to net cash provided from operations:
       Depreciation .....................................................................         144           86         73
       Amortization .....................................................................         106           22          3
       Write-off in-process research and development ....................................          --          130         --
       Nonoperating gain on disposals ...................................................         (23)         (23)      (398)
       Noncash charges (credits) ........................................................         (13)          38         92
       Other ............................................................................          --           (6)        15
       Accruals and deferrals of cash receipts and payments:
              Affiliates' earnings in excess of dividends received ......................          (1)          (6)       (25)
              Accounts receivable .......................................................         (69)          26        (41)
              Inventories ...............................................................          (7)         (14)        (6)
              Accounts payable and accrued expenses .....................................         (27)         (72)       137
              Noncurrent assets and liabilities .........................................           2           (9)        18
                                                                                              -------      -------      -----
                  Net cash provided by operations .......................................         280          181        187
                                                                                              -------      -------      -----

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures ....................................................................        (196)        (157)      (119)
Proceeds of investment and fixed asset disposals ........................................          50          600        295
Acquisitions, net of cash acquired ......................................................         (10)      (3,109)        --
Other, net ..............................................................................         (37)         (25)       (34)
                                                                                              -------      -------      -----
                  Net cash (used in) provided by investing activities ...................        (193)      (2,691)       142
                                                                                              -------      -------      -----

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds .................................................................         279        3,111        343
Long-term debt repayments ...............................................................      (1,360)        (247)      (130)
Change in short-term debt ...............................................................          22         (228)       (35)
Payment of debt issuance costs and underwriting fees ....................................         (19)         (66)        --
Proceeds from issuance of subsidiary trusts' preferred securities .......................         792          200         --
Proceeds from issuance of warrants ......................................................          90           --         --
Common stock issued .....................................................................         182           10         38
Common stock reacquired .................................................................          (3)        (114)      (458)
Proceeds from issuance of subsidiary preferred stock ....................................          12           --         --
Dividends paid ..........................................................................         (83)        (104)       (98)
                                                                                              -------      -------      -----
                  Net cash (used in) provided by financing activities ...................         (88)       2,562       (340)
Effect of exchange rate changes on cash .................................................          (4)          (1)        (2)
                                                                                              -------      -------      -----
Net increase (decrease) in cash and cash equivalents ....................................          (5)          51        (13)
Cash and cash equivalents at beginning of year ..........................................          68           17         30
                                                                                              -------      -------      -----
Cash and cash equivalents at end of year ................................................     $    63      $    68      $  17
                                                                                              =======      =======      =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
       Interest (net of amount capitalized) .............................................     $   184      $   100      $  37
       Distributions on trust preferred securities ......................................          36           --         --
       Income taxes paid, net ...........................................................          79          117        152
Noncash investing and financing activities:
       Conversion of notes and debentures ...............................................           2            8         31
       ESOP and incentive plan stock issuances ..........................................           8          196         15
       Accounts payable for common stock acquisitions ...................................          --           --          5
       Investment in long-term notes ....................................................          --           --        504
       Accounts receivable from sale of investment/asset disposals ......................          --           --          8
       Assumed debt of acquired businesses ..............................................          --          307         --

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                                                   (Dollars in millions)

                                                                                          Other
                                                                                          Compre-
                                                                           Unearned       hensive
                                                     Common     Paid-in     Compen-       Income       Retained      Reacquired
                                                      Stock     Capital     sation         (Loss)      Earnings        Stock
--------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1997                            $79        $493       $   --          $45        $1,942         $1,672
  (Common shares: issued 152,269,076;
reacquired, 50,866,562)
Net income                                              --          --           --           --           319             --
Common dividends, $1.00 per common share                --          --           --           --           (98)            --
Foreign currency translation adjustment                 --          --           --          (47)           --             --
Purchase of common stock, 9,536,619 shares              --          --           --           --            --            455
Issuance of common stock:
      Incentive plans, net, 2,113,805 shares
      From reacquired stock                             --         (19)          --           --            --            (72)
      Conversion of notes and debentures,
      2,087,939 shares                                   1          30           --           --            --             --
--------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1997                          $80        $504       $   --          $(2)       $2,163         $2,055
  (Common shares: issued 154,357,015;
reacquired, 58,289,376)
Net income                                              --          --           --           --             9             --
Common dividends, $1.08 per common share                --          --           --           --          (104)            --
Foreign currency translation adjustment                 --          --           --          (11)           --             --
Purchase of common stock, 2,361,390 shares              --          --           --           --            --            109
Issuance of common stock:
      Incentive plans, net, 764,201 shares
      From reacquired stock                             --          (7)          --           --            --            (27)
      ESOP, 5,890,873 shares from reacquired
      Stock                                             --          --         (130)          --            --           (186)
      Conversion of notes and debentures,
      466,481 shares                                     1           7           --           --            --             --
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                          $81        $504        $(130)        $(13)       $2,068         $1,951
  (Common shares: issued 154,823,496;
reacquired, 53,995,692)
Net income                                              --          --           --           --           168             --
Common dividends, $1.08 per common share                --          --           --           --          (111)            --
Foreign currency translation adjustment                 --          --           --          (31)           --             --
Impact of allocation of shares held by ESOP             --          --            7           --            --             --
Purchase of common stock, 126,893 shares                --          --           --           --            --              3
Warrants issued in connection with CRESTS
Units offering (Note 7)                                 --          88           --           --            --             --
Issuance of common stock:
      Incentive plans, net, 535,220 shares
      From reacquired stock                             --          --           --           --            --            (19)
      Conversion of notes and debentures,
      153,234 shares                                    --           2           --           --            --             --
      Public offering, 5,000,000 shares                  2         163           --           --            --             --

-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                          $83        $757        $(123)        $(44)       $2,125         $1,935
  (Common shares: issued 159,976,730
  reacquired, 53,587,365)

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)                                          (Dollars in millions)


                                                                                           Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                                  1999         1998          1997
                                                                                  ----         ----          ----
Net Income                                                                        $168          $ 9         $319
Foreign currency translation, net of tax                                           (31)         (11)         (47)
                                                                                 ------         ----       ------
Comprehensive income (loss)                                                       $137         $ (2)        $272
                                                                                  ====         =====        ====


The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Hercules Incorporated and all majority-owned subsidiaries where control exists. Following the acquisition of BetzDearborn, the company continued BetzDearborn's practice of using a November 30 fiscal year-end for certain former BetzDearborn non-U.S. subsidiaries, excluding Canada, to expedite the year-end closing process. Investments in affiliated companies with a 20% or greater ownership interest are accounted for using the equity method of accounting and, accordingly, consolidated income includes Hercules' share of their income.

USE OF ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

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

INVENTORIES

Inventories are stated at the lower of cost or market. Domestic inventories are valued predominantly on the last-in, first-out (LIFO) method. Foreign and certain domestic inventories, which in the aggregate represent 59% of total inventories at December 31, 1999, are valued principally on the average-cost method.

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

LONG-LIVED ASSETS

The company reviews its long-lived assets, including goodwill and other intangibles, for impairment on an exception basis whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred based on expected future cash flows (undiscounted), the loss is recognized in the income statement. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments.

FOREIGN CURRENCY TRANSLATION

With the exception of operations in countries with highly inflationary economies, the financial statements of Hercules' non-U.S. entities are translated into U.S. dollars using current rates of exchange, with gains or losses included in the Other comprehensive income (loss) component of the stockholders' equity section of the balance sheet. The related allocation for income taxes is not significant. For operations in countries with highly inflationary economies, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on currency transactions (denominated in currencies other than local currency), are reflected in net income.

FINANCIAL INSTRUMENTS AND HEDGING

Derivative financial instruments are used to hedge risk caused by fluctuating currency and interest rates. The company enters into forward-exchange contracts and currency swaps to hedge foreign currency exposure. Decisions regarding hedging are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, and economic trends. The company uses the fair-value method of accounting, recording realized and unrealized gains and losses on these contracts quarterly. They are included in other income (expense), net, except for gains and losses on contracts to hedge specific foreign currency commitments, which are deferred and accounted for as part of the transaction. Gains or losses on instruments used to hedge the value of investments in certain non-U.S. subsidiaries are accounted for under the deferral method and are included in the foreign currency translation adjustment. It is the company's policy to match the term of financial instruments with the term of the underlying designated item. If the designated item is an anticipated transaction no longer likely to occur, gains or losses from the instrument designated as a hedge are recognized in current period earnings. The company does not hold or issue financial instruments for trading purposes. In the Consolidated Statement of Cash Flow, the company reports the cash flows resulting from its hedging activities in the same category as the related item that is being hedged. Net investment hedges, requiring cash receipts or payments from borrowed foreign currencies not identified with any specific cash flows, are classified as financing activities.

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

STOCK-BASED COMPENSATION

Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of grant in excess of the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board (APB) Opinion 25). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

NEW ACCOUNTING STANDARDS

Effective January 1, 1999, we adopted the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). As a result of this adoption, such costs will be amortized over a period of 5 to 10 years.

PENDING ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

RECLASSIFICATIONS

Certain amounts in the 1998 and 1997 consolidated financial statements and notes have been reclassified to conform to the 1999 presentation.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       ACQUISITIONS

All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the Consolidated Financial Statements from the dates of acquisition.

        BetzDearborn - On October 15, 1998, the company acquired all of the outstanding shares of BetzDearborn Inc., a global specialty chemical company engaged in the treatment of water and industrial process systems, for $2,235 million in cash and $186 million in common stock exchanged for the shares held by the BetzDearborn ESOP Trust. The shares were valued using the quoted market price of the stock at the time of exchange. In addition, the company assumed debt with a fair value of $117 million and repaid $557 million of other long-term debt held by BetzDearborn. This acquisition was financed with borrowings under a $3,650 million credit facility with a syndicate of banks (see
Note 6).

        During 1999, we completed the BetzDearborn purchase price allocation and increased goodwill by $96 million, to $2,170 million. The increase to goodwill results from adjustments to the fair value of net tangible assets acquired, completion of the evaluation of pre-acquisition contingencies related to litigation and claims, finalization of plans to exit BetzDearborn activities and foreign currency translation adjustments, net of related tax effects. Goodwill is determined as follows:

                                                                                (Dollars in millions)
Cash paid, including transaction costs                                                    $2,235
Common stock exchanged for ESOP trust shares                                                 186
Fair value of debt assumed                                                                   117
Payment of BetzDearborn long-term debt                                                       557
                                                                                          ------
                                                                                          $3,095
Less: Fair value of net tangible assets acquired                                             650
          Fair value of identifiable intangible assets acquired                              145
          Purchased in-process research and development                                      130
                                                                                          ------
BetzDearborn goodwill as of the date of acquisition                                       $2,170
                                                                                          ======

        In accordance with the purchase method of accounting, the adjusted purchase price was allocated to the estimated fair value of net assets acquired, with the excess recorded as goodwill. Goodwill is amortized over 40 years on a straight line basis. Identified intangibles are amortized over 10 to 12 years, on a straight line basis. Additionally, approximately $130 million of the purchase price was allocated to purchased in-process research and development and was charged to expense at the date of acquisition (see Note 15).

        As of the acquisition date, the company began to formulate plans to combine the operations of BetzDearborn and Hercules. We formed a program office, engaged outside consultants and established several functional integration teams to formulate and implement the plan and capture anticipated synergies. At December 31, 1998, the company had identified and approved various actions such as personnel reductions, consolidation of operations and support functions, closure of redundant or inefficient offices and facilities, and relocation of former BetzDearborn employees. Accordingly, the company included a $98 million liability as part of the purchase price allocation. The liability included approximately $74 million related to employee termination benefits and $24 million for office and facility closures, relocation of BetzDearborn employees and other related exit costs (see Note 13).

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

        The following unaudited pro forma information presents a summary of consolidated results of operations of the company as if the BetzDearborn and FiberVisions acquisitions had occurred at the beginning of each of the periods presented below:

                                                                                       Years Ended December 31,
                                                                                        1998              1997
                                                                                        ----              ----
         Net sales                                                                    $3,276            $3,366
         Income (loss) before effect of change in accounting
               Principle                                                                (70)               237

         Net income (loss)                                                              (70)               226

         Net earnings per share:
         Basic
               Earnings before effect of change in accounting
               Principle                                                              $(.69)             $2.25
               Earnings per share                                                      (.69)              2.15
         Diluted
               Earnings before effect of change in accounting
               Principle                                                              $(.69)             $2.21
               Earnings per share                                                      (.69)              2.11

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

2.     ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net, consists of:                                        (Dollars in millions)
                                                                                   1999             1998
                                                                                   ----             ----
            Trade                                                                  $639             $598
            Other                                                                   143               78
                                                                                   ----             ----
               Total                                                                782              676
            Less allowance for doubtful accounts                                     16               13
                                                                                   ----             ----
                                                                                   $766             $663
                                                                                   ====             ====

        At December 31, 1999, net trade accounts receivable from customers located in the United States, Europe, the Americas, and Asia were $426 million, $151 million, $35 million, and $11 million, respectively.

3.     INVENTORIES

        The components of inventories are:                                         (Dollars in millions)
                                                                                    1999            1998
                                                                                    ----            ----
               Finished products                                                    $187            $218
               Materials, supplies, and work in process                              193             198
                                                                                    ----            ----
                                                                                    $380            $416
                                                                                    ====            ====

Inventories valued on the LIFO method were lower than if valued under the average-cost method, which approximates current cost, by $31 million and $33 million at December 31, 1999 and 1998, respectively.

4.       INVESTMENTS

Total equity investments in affiliated companies were $10 million at December 31, 1999, and $9 million at December 31, 1998.

        Other investments, at cost or less, were $37 million and $42 million at December 31, 1999 and 1998, respectively. Included in these amounts are non-current marketable securities aggregating $32 million and $31 million for the corresponding years, classified as "available for sale." The value of these investments, based on market quotes, approximates book values.

5.     SHORT-TERM DEBT

             A summary of short-term debt follows:                                       (Dollars in millions)
                                                                                         1999            1998
                                                                                         ----            ----
                    Banks                                                                 $26             $80
                    Current maturities of long-term debt                                  652             486
                                                                                         ----            ----
                                                                                         $678            $566
                                                                                         ====            ====

        Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period.

        At December 31, 1999, Hercules had $254 million of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Lines of credit in use at December 31, 1999, were $26 million. Weighted-average interest rates on short-term borrowings at December 31, 1999 and 1998, were 6.04% and 5.61%, respectively.

6.       LONG-TERM DEBT

     A summary of long-term debt follows:                                                (Dollars in millions)
                                                                                           1999          1998
                                                                                           ----          ----
            6.15% notes due 2000                                                         $  100        $  100
            6.60% notes due 2027 (a)                                                        100           100
            7.85% notes due 2000                                                             25            25
            6.625% notes due 2003 (b)                                                       125           125
            8% convertible subordinated debentures due 2010 (c)                               3             3
            Term loan tranche A due in varying amounts through 2003 (d)                   1,187         1,250
            Term loan tranche B due 1999 (d)                                                 --           470
            Term loan tranche C due 2000 (d)                                                318         1,000
            Revolving credit agreement due 2003 (d)                                         336           288
            ESOP debt (e)                                                                   106           110
            Term notes at various rates from 4.44% to 9.60% due in varying
               amounts through 2006 (f)                                                      80           102
            Variable rate loans                                                              41            --
            Other                                                                             8             9
                                                                                         ------        ------
                                                                                          2,429         3,582
            Current maturities of long-term debt                                           (652)         (486)
                                                                                         ------        ------
            Net long-term debt                                                           $1,777        $3,096
                                                                                         ======        ======

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

       (d) The BetzDearborn acquisition was financed with borrowings under a $3,650 million credit facility with a syndicate of banks, and was consummated on October 15, 1998. The syndication included three tranches of varying maturity term loans totaling $2,750 million, of which $1,505 million is outstanding at year end 1999, and a $900 million revolving credit agreement of which $336 million is outstanding at year end 1999. On April 19, 1999, a revised and amended credit agreement was issued to allow borrowings in euros, as well as U.S. dollars. Approximately U.S. $950 million of term loan tranche A domestic borrowings were converted into indebtedness denominated in euros during the second quarter 1999. The facility currently bears interest at London Interbank Offered Rate (LIBOR) plus .75%. In addition, a Canadian subsidiary of ours can borrow up to U.S. $100 million from select lenders in Canada in Canadian dollars that currently bears interest at Bankers' Acceptances Rate plus .75%. Interest rates are reset for one, three, or six months periods at the company's option. The company's debt agreement contains various restrictive covenants that, among other things, require maintenance of certain financial covenants: leverage, net worth, and interest coverage, and provides that the entry of judgment or judgments involving aggregate liabilities of $50 million or more be vacated, discharged, stayed, or bonded pending appeal within 60 days of entry. Issuance costs related to the financing are included in Deferred charges and other assets and are being amortized over the term of the loans, using the effective interest method. As of December 31, 1999, $564 million of the $900 million multicurrency revolver is available for use.

         (e) The company assumed a $94 million loan related to the BetzDearborn ESOP Trust. The proceeds of the loan were originally used by the ESOP Trust for the purchase of BetzDearborn preferred shares which, upon acquisition by Hercules, were converted into equivalent shares of Hercules common stock (see
Note 10). The loan was recorded at a fair market value of $110 million at the date of acquisition, and the $16 million fair value step-up is being amortized over the term of the debt. The loan and guarantee, which bears interest at 8.96%, matures in June 2009.

         (f) Debt assumed in conjunction with the acquisition of FiberVisions L.L.C. (see Note 1), less repayments through December 31, 1999.

        Long-term debt maturities during the next five years are $652 million in 2000, $344 million in 2001, $348 million in 2002, $863 million in 2003, and $22 million in 2004.

7.       COMPANY-OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST

Redeemable Hybrid Income Overnight Shares

         In November 1998, Hercules Trust V, our wholly owned subsidiary ("Trust V"), completed a private placement of $200 million Redeemable Hybrid INcome Overnight Shares (RHINOS). At the same time as the private placement of the RHINOS, we entered into a forward underwriting agreement to issue $200 million of our common stock upon remarketing of the RHINOS. RHINOS are short-term auction-rate reset Preferred Securities of Trust V, which used the proceeds from the RHINOS sale to purchase junior subordinated notes of Hercules. We used these proceeds to partially repay loans under our credit facility. Hercules pays interest on the junior subordinated notes, and Trust V pays distributions on the RHINOS at a floating rate, initially equal to LIBOR plus 1.75%, which is reset on a quarterly basis. The RHINOS are guaranteed by Hercules.

         We expected to remarket the RHINOS within twelve months of their issuance; however, we amended the RHINOS agreements in July 1999 to eliminate this requirement. Additionally in July 1999, we issued $175 million of our common stock in an underwritten public offering. In October 1999, the RHINOS agreements were amended to extend the redemption date to January 2000.

         Pursuant to amendments to the RHINOS agreements executed on February 9, 2000: (1) the interest rate on the RHINOS was reduced to LIBOR plus 1.5%, and
(2) the RHINOS will be remarketed at any time at the option of the holder. If the holder elects to initiate a remarketing, Hercules has the right to redeem the RHINOS. Upon a successful remarketing, the redemption date of the RHINOS will be extended for an additional year. If the RHINOS are not remarketed, they will be redeemed by Hercules on February 9, 2002.

Trust Originated Preferred Securities

        In March 1999, Hercules Trust I, our wholly owned subsidiary trust ("Trust I"), completed a $362 million underwritten public offering of 14,500,000 shares of 9.42% Trust Originated Preferred Securities. Trust I invested the proceeds from the sale of the Preferred Securities in an equal principal amount of 9.42% Junior Subordinated Deferrable Interest Debentures of Hercules due March 2029. We used these proceeds to repay long-term debt.

        Trust I distributes quarterly cash payments it receives from Hercules on the Debentures to Preferred Security holders at an annual rate of 9.42% on the liquidation amount of $25 per Preferred Security. We may defer interest payments on the Debentures at any time, for up to 20 consecutive quarters. If this occurs, Trust I will also defer distribution payments on the Preferred Securities. The deferred distributions, however, will accumulate distributions at a rate of 9.42% per annum.

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

CRESTS Units

         In July 1999, we completed a public offering of 350,000 CRESTS Units with Hercules Trust II, a wholly owned subsidiary trust ("Trust II"). This transaction provided net proceeds to Hercules and Trust II of $340.4 million. The preferred security component of the CRESTS Units was initially valued at $741.46 per unit and the warrant component of the CRESTS Units was initially valued at $258.54 per warrant. Each CRESTS Unit consists of one preferred security of Trust II and one warrant to purchase 23.4192 shares of Hercules common stock at an initial exercise price of $1,000 (equivalent to $42.70 per share). The preferred security and warrant components of each CRESTS Unit may be separated and transferred independently. The warrants may be exercised, subject to certain conditions, at any time before March 31, 2029, unless there is a reset and remarketing event. No reset and remarketing event will occur before July 27, 2004, unless all of our common stock is acquired in a transaction that includes cash for a price above a predetermined level. Trust II used the proceeds from the sale of its preferred securities to purchase junior subordinated deferrable interest debentures of Hercules ("debentures"). As of December 31, 1999, no warrants had been exercised.

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

        We used the proceeds from the CRESTS Units offering to repay long-term debt. Issuance costs related to the preferred security component of the CRESTS Units are being amortized over the life of the security and costs related to the warrants were charged to additional paid-in capital.

Floating Rate Preferred Securities

        In December 1999, Hercules Trust VI, our wholly owned subsidiary trust ("Trust VI"), completed a $170 million private offering of 170,000 shares of Floating Rate Preferred Securities. Trust VI invested the proceeds from the sale of the preferred securities in an equal principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2000 of Hercules. We used these proceeds to repay long-term debt.

        Trust VI will distribute quarterly cash payments it receives from Hercules on the debentures to preferred security holders at an annual rate of LIBOR plus 2.45%, which is reset on a quarterly basis, on the liquidation amount of $1,000 per preferred security. We may defer interest payments on the debentures at any time during the term of the preferred securities. If this occurs, Trust VI will also defer distribution payments on the preferred securities. The deferred distributions, however, will accumulate distributions at a rate of LIBOR plus 2.45%.

        Trust VI will redeem the preferred securities when the debentures are repaid at maturity on December 29, 2000. Hercules guarantees the obligations of Trust VI on the preferred securities.

8.       SERIES PREFERRED STOCK

The series preferred stock is without par value and is issuable in series. There are 2,000,000 shares authorized for issuance, none of which have been issued.

9.       COMMON STOCK

Hercules common stock has a stated value of $25/48, and 300,000,000 shares are authorized for issuance. At December 31, 1999, a total of 29,848,667 shares were reserved for issuance for the following purposes: 773,784 shares for sales to the Savings Plan Trustee; 13,814,399 shares for the exercise of awards under the Stock Option Plan; 6,028,836 shares for awards under incentive compensation plans; 184,206 shares for conversion of debentures and notes; 850,722 shares for employee stock purchases; and 8,196,720 shares for exercise of the warrant component of the CRESTS Units.

        For the company's stock repurchase program, from its start in 1991 through year-end 1999, the Board authorized the repurchase of up to 74,650,000 shares of company common stock. Of that total, 6,150,000 shares were intended to satisfy requirements of various employee benefit programs. During this period, a total of 66,617,485 shares of common stock were purchased in the open market at an average price of $37.31 per share.

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

10.      EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

In connection with the acquisition of BetzDearborn in 1998, the company acquired its ESOP and related trust as a long-term benefit for substantially all of BetzDearborn's U.S. employees. The plan is a supplement to BetzDearborn's 401(k) plan. The ESOP trust had long-term debt of $93 million and $94 million at December 31, 1999 and 1998, respectively, which is guaranteed by Hercules. Upon acquisition, the debt had a fair value in excess of its recorded amount for which a step-up was recorded to be amortized over the remaining term of the debt. The fair value, included in long-term debt, was $106 million and $110 million at December 31, 1999 and 1998, respectively. The proceeds of the original loan were used to purchase BetzDearborn convertible preferred stock, which, at the date of acquisition, was converted into Hercules common stock.

        Under the provisions of the BetzDearborn 401(k) program, employees may invest 2% to 15% of eligible compensation. The company's matching contributions, made in the form of Hercules common stock, are equal to 50% of the first 6% of employee contributions, and fully vest to employees upon the completion of 5 years of service. The amount of the company's matching contributions are included in ESOP expense. After satisfying the 401(k) matching contributions and the dividends on allocated shares, all remaining shares of ESOP stock are allocated to each eligible participant's account based on the ratio of each eligible participant's compensation to total compensation of all participants.

     The company's contributions and dividends on the shares held by the trust are used to repay the loan, and the shares are allocated to participants as the principal and interest are paid. Long-term debt is reduced as payments are made on the third party financing. In addition, unearned compensation is also reduced as the shares are allocated to employees. The unallocated shares held by the trust are reflected in unearned compensation as a reduction in stockholders' equity on the balance sheet for $123 million and $130 million at December 31, 1999 and 1998, respectively.

                                                                1999                         1998
                                                                ----                         ----
Allocated                                                     1,807,976                     1,776,338
Unallocated                                                   3,814,749                     4,052,556
                                                              ---------                     ---------
Total shares held by ESOP                                     5,622,725                     5,828,894
                                                              =========                     =========

     The ESOP expense is calculated using the shares-allocated method and includes net interest incurred on the debt of $5 million and $1 million for 1999 and 1998, respectively. The company is required to make quarterly contributions to the plan which enable the trust to service its indebtedness. Net ESOP expense is comprised of the following elements:

                                                                 1999                         1998
                                                                 ----                         ----
ESOP expense                                                      $13                          $ 3
Common stock dividends (charged to retained
earnings)                                                          (6)                          (2)
                                                                  ---                          ---
Net ESOP expense                                                  $ 7                          $ 1
                                                                  ===                          ===

ESOP Contributions                                                $ 9                          $ 2
                                                                  ===                          ===

11.      LONG-TERM INCENTIVE COMPENSATION PLANS

The company's long-term incentive compensation plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors. Through 1994, shares of common stock awarded under these plans normally were either restricted stock or performance shares. During the restriction period, award holders have the rights of stockholders, including the right to vote and receive cash dividends, but they cannot transfer ownership.

        In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 926,689, 1,083,613, and 873,627 at December 31, 1999, 1998, and 1997,
respectively.

        Under the company's incentive compensation plans, 6,028,836 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

        Restricted shares, options and performance-accelerated stock options are forfeited and revert to the company in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

        The company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. The cost of stock awards and other market-based units, which are charged to income over the restriction or performance period, amounted to $3 million for 1999, $5 million for 1998, and $4 million for 1997.

        Below is a summary of outstanding stock option grants under the incentive compensation plans during 1997, 1998, and 1999:

                                               Regular                            Performance-Accelerated
                                                   Weighted-average                             Weighted-average
                              Number of Shares          Price              Number of Shares           Price
                              ----------------          -----              ----------------           -----
January 1, 1997                   3,909,587             $32.49                3,075,806              $49.38
Granted                           1,708,100             $40.14                  810,125              $41.07
Exercised                        (1,611,449)            $20.97                       --                --
Forfeited                            (4,950)            $56.26                  (10,534)             $53.07
----------------------------------------------------------------------------------------------------------------

December 31, 1997                 4,001,288             $40.41                3,875,397              $47.63
Granted                           2,696,215             $32.75                1,170,890              $41.09
Exercised                          (279,795)            $24.93                       --                --
Forfeited                           (66,430)            $41.58                  (15,035)             $46.09
----------------------------------------------------------------------------------------------------------------

December 31, 1998                 6,351,278             $37.83                5,031,252              $46.12
Granted                           1,705,335             $37.49                1,079,455              $36.52
Exercised                           (94,275)            $22.07                       --                --
Forfeited                          (158,780)            $37.80                  (99,866)             $44.41
----------------------------------------------------------------------------------------------------------------

December 31, 1999                 7,803,558             $37.94                6,010,841              $44.42

        The weighted-average fair value of regular stock options granted during 1997, 1998, and 1999 was $10.13, $8.53, and $8.18 respectively. The weighted-average fair value of performance-accelerated stock options granted during 1997, 1998, and 1999 was $9.39, $9.24, and $7.82 respectively.

        Following is a summary of regular stock options exercisable at December 31, 1997, 1998, and 1999, and their respective weighted-average share prices:

                                                       Weighted-average
                            Number of Shares            Exercise Price
                            ----------------            --------------
Options exercisable
December 31, 1997              2,013,148                    $38.54

Options exercisable
December 31, 1998              3,300,628                    $41.57

Options exercisable
December 31, 1999              4,651,273                    $39.95

        There were no performance-accelerated stock options exercisable at December 31, 1997, 1998 and 1999.

        Following is a summary of stock options outstanding at December 31, 1999:

                                             Outstanding Options                            Exercisable Options

                                   Number      Weighted-average        Weighted-           Number         Weighted-
      Exercise Price            Outstanding       Remaining             average        Exercisable at      average
          Range                 at 12/31/99    Contractual Life     Exercise Price        12/31/99      Exercise Price
          -----                 -----------    ----------------     --------------        --------      --------------
Regular Stock Options
---------------------
       $11 - $20                   225,013        1.84                  $15.66              225,013          $15.66
       $21 - $30                 1,810,700        8.30                  $25.52              751,305          $25.47
       $31 - $40                 3,553,945        8.06                  $38.19            1,870,540          $38.63
       $41 - $60                 2,213,900        6.79                  $49.97            1,804,415          $50.38
                                 ---------                                                ---------
                                 7,803,558                                                4,651,273
                                 =========                                                =========

                                             Outstanding Options                            Exercisable Options

                                   Number      Weighted-average        Weighted-           Number         Weighted-
      Exercise Price            Outstanding       Remaining             average        Exercisable at      average
          Range                 at 12/31/99    Contractual Life     Exercise Price        12/31/99      Exercise Price
          -----                 -----------    ----------------     --------------        --------      --------------
Performance-Accelerated Stock Options
-------------------------------------
      $25 - $40                 2,125,621         8.69                  $36.31                   --              --
      $41 - $50                 3,081,420         6.83                  $47.09                   --              --
      $51 - $61                   803,800         6.08                  $55.63                   --              --
                                ---------
                                6,010,841
                                =========

         The company estimates at December 31, 1999, 100% of performance-accelerated stock options will eventually vest.

         The company's Employee Stock Purchase Plan is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 850,722 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 1999 and 1998, were 949,464 and 573,445, respectively. The company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

         Had compensation cost for the company's Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

         The following weighted-average assumptions would be used in estimating fair value for 1999, 1998, and 1997:

                                             Performance Accelerated       Employee Stock Purchase
          Assumption        Regular Plan               Plan                          Plan
          ----------        ------------     -----------------------       -----------------------
Dividend yield                   3.4%                   3.5%                          3.5%
Risk-free interest rate         5.84%                  5.61%                         5.02%
Expected life                7.4 yrs.                 5 yrs.                        3 mos.
Expected volatility             23.9%                  25.5%                         35.9%

     The company's net income and earnings per share for 1999, 1998, and 1997 would approximate the pro forma amounts below:

(Dollars in millions, except per share)        1999          1998       1997
                                               ----          ----       ----
Net income
         As reported                           $ 168        $   9       $319
         Pro forma                             $ 149        $  (5)      $308
Basic earnings per share
         As reported                           $1.63        $ .10       $3.22
         Pro forma                             $1.45        $(.06)      $3.10
Diluted earnings per share
         As reported                           $1.62        $ .10       $3.13
         Pro forma                             $1.44        $(.06)      $3.04

         SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

12.      ADDITIONAL BALANCE SHEET DETAIL

(Dollars in millions)                                      1999       1998
                                                          ------      ----
Property, plant, and equipment
       Land                                               $   58     $   74
       Buildings and equipment                             2,785      2,837
       Construction in progress                              135        126
                                                          ------     ------
              Total                                        2,978      3,037
       Accumulated depreciation and amortization           1,657      1,599
                                                          ------     ------
       Net property, plant, and equipment                 $1,321     $1,438
                                                          ======     ======
Accrued expenses
       Payroll and employee benefits                      $   63     $   63
       Income taxes payable                                   35         15
       Current portion of restructuring liability             66        119
       Accrued interest payable                               44         49
       Legal accrual                                         101         15
       Environmental accrual                                  29         18
       Dividends payable                                      28         --
       Other                                                 195        202
                                                          ------     ------
                                                          $  561     $  481
                                                          ======     ======

13.      RESTRUCTURING

Pursuant to the plans in place to merge the operations of BetzDearborn with Hercules and to rationalize the support infrastructure and other existing operations, approximately 600 employees were terminated and several facilities were closed during 1999. Cash payments during 1999 include $42 million for severance benefits and $14 million for other exit costs. As a result of the completion of plans to exit former BetzDearborn activities, additional exit costs related to facility closures of $8 million and a $4 million reduction in employee severance benefits were reflected in the finalization of the purchase price allocation (see Note 1). We lowered the estimate of severance benefits related to the termination of Hercules employees by $4 million. The lower than planned severance benefits are the result of higher than anticipated attrition, with such voluntary resignations not requiring the payment of termination benefits. Additionally in 1999, we incurred $3 million in severance charges related to a reduction in work force of approximately 20 manufacturing employees within the Chemical Specialties segment (see Note 16). We estimate approximately 1,300 (approximately 1,000 related to the 1998 BetzDearborn acquisition) employees will be terminated, of which approximately 990 employee terminations have occurred since the inception of the plans.

        In 1998, Hercules incurred restructuring liabilities of $130 million in connection with the acquisition of BetzDearborn (see Notes 1 and 16). These liabilities included charges of $31 million for employee termination benefits and $5 million for exit costs related to facility closures. In addition, a $94 million liability was charged to goodwill as part of the purchase price allocation related to the acquisition of BetzDearborn and included $78 million for employee termination benefits and $16 million for office and facility closures, relocation of BetzDearborn employees and other related exit costs. Cash payments during 1998 included $15 million of severance benefits.

        In 1997, we incurred $24 million in severance benefits related to the reorganization of management and the adoption of new competitive strategies (see
Note 16). Cash payments of $2 million and $10 million are reflected in the table below in 1999 and 1998, respectively. Remaining amounts to be paid, with respect to this plan are $3 million at the end of 1999.

        Severance benefits payments are based on years of service and generally continue for 3 months to 24 months subsequent to termination. We expect to substantially complete remaining actions under the plans in 2000. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

(Dollars in millions)                               1999       1998
                                                   -----      -----
Balance at beginning of year                       $ 130      $  15
Acquisition-related accrual                           --        130
Cash payments                                        (56)       (15)
Additional termination benefits and exit costs        11         --
Reversals                                             (8)        --
                                                   -----      -----
Balance at end of year                             $  77      $ 130
                                                   =====      =====

14.      PENSION AND OTHER POSTRETIREMENT BENEFITS

The company provides a defined benefit pension and postretirement benefit plans to employees. The following chart lists benefit obligations, plan assets, and funded status of the plans.

(Dollars in millions)                                                          Other Postretirement
                                                       Pension Benefits              Benefits
                                                      1999          1998         1999        1998
                                                     -------       -------       -----       -----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at January 1                      $ 1,499       $ 1,114       $ 154       $ 141
Service cost                                              30            20           2           1
Interest cost                                             97            83          13          10
Amendments                                                 6            --          20          --
Assumption change                                       (147)           52          (9)          3
Acquisition                                               --           284          --           9
Translation difference                                   (19)            8          --          --
Actuarial loss (gain)                                     (8)           28          22          10
Benefits paid from plan assets                          (115)          (90)         (2)         (2)
Benefits paid by company                                  --            --         (19)        (18)
                                                     -------       -------       -----       -----
Benefit obligation at December 31                    $ 1,343       $ 1,499       $ 181       $ 154
                                                     =======       =======       =====       =====

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1               $ 1,589       $ 1,237       $   8       $   9
Actual return on plan assets                             275           182           1           1
Acquisition                                               --           256          --          --
Company contributions (refund)                             2            (2)         --          --
Translation difference                                   (19)            6          --          --
Benefits paid from plan assets                          (115)          (90)         (2)         (2)
                                                     -------       -------       -----       -----
Fair value of plan assets at December 31             $ 1,732       $ 1,589       $   7       $   8
                                                     =======       =======       =====       =====

Funded status of the plans                           $   389       $    90       $(174)      $(146)
Unrecognized actuarial loss (gain)                      (197)           89          44          34
Unrecognized prior service cost (benefit)                 36            35         (19)        (44)
Unrecognized net transition obligation                   (11)          (25)         --          --
Amount included in accrued expenses- other                --            --          20          20
                                                     -------       -------       -----       -----
Prepaid (accrued) benefit cost                       $   217       $   189       $(129)      $(136)
                                                     =======       =======       =====       =====

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
POSITION CONSIST OF:
Prepaid benefit cost                                 $   217       $   218          --          --
Accrued benefit liability                                 --           (29)       (129)       (136)
                                                     -------       -------       -----       -----
                                                     $   217       $   189       $(129)      $(136)
                                                     =======       =======       =====       =====
ASSUMPTIONS AS OF DECEMBER 31
Weighted-average discount rate                          8.00%         7.00%       8.00%       7.00%
Expected return on plan assets                          9.25%         9.25%       9.25%       9.25%
Rate of compensation increase                           4.50%         4.50%       4.50%       4.50%

                                                                       Other Postretirement
                                            Pension Benefits                  Benefits
                                     1999       1998       1997       1999      1998      1997
                                     -----      -----      -----      ----      ----      ----
Service cost                         $  30      $  20      $  17      $  2      $  1      $  1
Interest cost                           97         83         78        13        10        10
Return on plan assets (expected)      (134)      (114)      (103)       (1)       (1)       (1)
Amortization and deferrals               3         12          5        (2)       (4)       (5)
Amortization of transition asset       (14)       (14)       (14)       --        --        --
                                     -----      -----      -----      ----      ----      ----
Benefit cost (credit)                $ (18)     $ (13)     $ (17)     $ 12      $  6      $  5
                                     =====      =====      =====      ====      ====      ====

Pension

     During 1997, the company recognized a charge of approximately $8 million for special termination benefits.

Other Postretirement Benefits

     The nonpension postretirement benefit plans are contributory health care and life insurance plans. The assumed participation rate in these plans for future eligible retirees was 60% for health care and 100% for life insurance. In August 1993, a Voluntary Employees' Beneficiary Association (VEBA) Trust was established and funded with $10 million of company funds. The company periodically obtains reimbursement for union retiree claims, while other claims are paid from company assets. The participant contributions are immediately used to cover claim payments, and for this reason do not appear as contributions to plan assets.

        The assumed health care cost trend rate was 4.5% at December 31, 1999, and was 5% for those under age 65 and 4.75% for those over age 65 at December 31, 1998. The assumed health care cost trend rate will be 8% in 2000 to reflect recent experience, decreasing to 4.5% by 2004 and for all subsequent years.

        A one-percentage point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by $7 million or $8 million, respectively, and would not have a material effect on aggregate service and interest cost components.

15.      PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Purchased in-process research and development (IPR&D) represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased IPR&D must be charged to expense at the date of consummation of the purchase business combination. Accordingly, the company charged approximately $130 million to expense during 1998 for IPR&D related to the BetzDearborn acquisition (see Note 1).

        The IPR&D projects were principally included in the water treatment and paper process divisions of the acquired business. The former Water Management Group (WMG) provided specialty water and process treatment programs for boiler, cooling, influent, and effluent applications to markets such as refining, chemical, paper, electric utility, food, industrial, commercial and institutional establishments. Overall, the products are used to control corrosion, scale, deposit formation, and microbiological growth, conserve energy and improve efficiency. Additionally, the former Paper Process Group (PPG) brought to market custom-engineered programs for the process-related problems associated with paper production. These problems include deposition, corrosion, microbiological fouling, foam control, deinking and felt conditioning.

Due to the uniqueness of each of the projects, the costs and effort required were estimated based on the information available at the date of acquisition. However, there is a risk that certain projects may not be completed successfully for a variety of reasons, including change in strategies, inability to develop a cost-efficient treatment, and changes in market demand or customer requirements.

The IPR&D valuation charge was measured by the stage of completion method, primarily calculated by dividing the costs incurred to the date of acquisition by the total estimated costs. These percentages were applied to the results of project-by-project discounted cash flow models that estimated the present value of residual cash flows deemed attributable solely to the underlying IPR&D.

The projected revenues, costs, and margins in the cash flow forecasts were consistent with projections by management based on available historical data. The revenue projections were based on an opportunity analysis for each project, which takes into account market and competitive conditions, potential customers, and strategic goals. The weighted-average cost of capital for the overall business was estimated at 11% and the risk-adjusted discount rate used in the IPR&D project valuation model was 13%.

16.      OTHER OPERATING EXPENSES (INCOME), NET

Other operating expenses (income), net, in 1999 include integration charges of $36 million, primarily for employee incentive and retention, consulting, legal and other costs associated with the BetzDearborn acquisition. During 1999, the company recognized charges of approximately $36 million related to a legal settlement (see Note 24) and asset write-downs and disposal costs including impairment losses of approximately $10 million in the Chemical Specialties segment. Additionally, we recognized an additional $3 million of severance benefits under a plan to terminate approximately 20 employees, primarily manufacturing personnel (see Note 13). The asset write-down and severance charges were incurred primarily as a result of our decisions to exit the nitrocellulose business and rationalize assets in our resins business, which will no longer be utilized. Also during 1999, we realized a $16 million gain on the sale of our Agar business, a $6 million net environmental insurance recovery, and a $4 million reversal of restructuring charges (see Note 13).

     Other operating expenses in 1998 included $65 million in restructuring charges and $11 million in integration charges associated with the acquisition of BetzDearborn (see Note 1). The restructuring charges include employee termination benefits of $31 million for approximately 350 employees, facility closure costs of $5 million (see Note 13) and asset write-downs of $29 million including impairment losses of $15 million in the Functional Products segment and $6 million in the Chemical Specialties segment. The termination benefits, exit costs, and facility closure costs relate primarily to the acquisition of BetzDearborn during 1998 (see Note 1). Asset impairments in the Chemical Specialties and Functional Products segments resulted from adverse business negotiations, the BetzDearborn acquisition, and the loss of a customer.

        Other operating charges in 1997 include $146 million, primarily associated with the reorganization of management and the adoption of new competitive strategies. The charges included $95 million in impairment losses ($66 million in the Chemical Specialties segment, $24 million in the Functional Products segment, and $5 million in the Process Chemicals and Services segment) and $27 million in rationalization charges primarily associated with certain assets, which were no longer being utilized, and lease abandonment costs. Also included was $24 million in severance benefits associated with a plan to eliminate approximately 270 employees. There have been no significant adjustments to this plan and cash payments of $9 million, $10 million and $2 million were made in 1997, 1998, and 1999, respectively (see Note 13). The plan included reorganization of management, reductions in operating personnel at certain domestic and foreign facilities, and the consolidation of certain support functions. Other operating expenses in 1997 also include $13 million of net environmental cleanup costs, principally for non-operating sites, and $8 million of executive retirement benefits.

17.      INTEREST AND DEBT EXPENSE

Interest and debt costs are summarized as follows:

(Dollars in millions)     1999     1998    1997
                          ----     ----     ---
Costs incurred            $197     $112     $47
Amount capitalized          12       11       8
                          ----     ----     ---
Amount expensed           $185     $101     $39
                          ====     ====     ===

18.      OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists of the following:

(Dollars in millions)                   1999       1998       1997
                                        ----      -----      -----
Net gains on dispositions               $ 10      $  23      $ 398
Interest income                            8         36         29
Acquisition costs                         --         --        (20)
Legal settlements and accruals            (6)       (66)       (41)
Interest rate swap termination            --        (13)        --
Minority interests                        (2)        --         --
Bank charges                              (2)        (1)        (2)
Miscellaneous income (expense), net      (10)        (1)        10
                                        ----      -----      -----
                                        $ (2)     $ (22)     $ 374
                                        ====      =====      =====

        Net gains on dispositions include gains on the sale of real estate and other investments of $10 million in 1999 and $11 million in 1998 and 1997, respectively. Also, gains of $12 million and $19 million in 1998 and 1997, respectively, were recorded from the sale of Alliant Techsystems common stock held by Hercules (see Note 23). Additionally, 1997 includes a gain of $368 million on the completion of transactions that monetized the company's investment of Tastemaker, a 50%-owned flavors joint venture. Interest income in 1998 and 1997 relates primarily to the $500 million note received upon completion of the Tastemaker monetization. Acquisition costs in 1997 represent a charge primarily related to the company's unsuccessful bid for Allied Colloids. The 1998 legal settlements and accruals relate primarily to settlements of Qui Tam ("Whistle Blower") lawsuits (see Note 24). The 1998 loss from terminated interest rate swaps is related to the company's financing effort upon the acquisition of BetzDearborn. Miscellaneous income (expense), net, includes a foreign currency loss of $1 million in 1999 and foreign currency gains of $5 million and $19 million in 1998 and 1997, respectively.

19.      INCOME TAXES

The domestic and foreign components of income before taxes and effect of change in accounting principle are presented below:

(Dollars in millions)                                            1999       1998      1997
                                                                -----      -----      ----
Domestic                                                        $   4      $(147)     $396
Foreign                                                           239        224       197
                                                                -----      -----      ----
                                                                $ 243      $  77      $593
                                                                =====      =====      ====

  A summary of the components of the tax provision follows:

(Dollars in millions)                                            1999       1998      1997
                                                                -----      -----      ----
Currently payable
       U.S. federal                                             $ (25)     $ (26)     $169
       Foreign                                                     82         74        63
       State                                                       (4)        (4)        2
Deferred
       Domestic                                                    15         17        30
       Foreign                                                      7          7         5
                                                                -----      -----      ----
Provision for income taxes                                      $  75      $  68      $269
                                                                =====      =====      ====

Deferred tax liabilities (assets) at December 31 consist of:

(Dollars in millions)                                           1999       1998
                                                               -----      -----
Depreciation                                                   $ 235      $ 153
Prepaid pension                                                   84         76
Inventory                                                          8          6
Investments                                                       83         84
Other                                                             51         46
                                                               -----      -----
Gross deferred tax liabilities                                   461        365
                                                               -----      -----


Postretirement benefits other than pensions                      (59)       (64)
Accrued expenses                                                (165)      (126)
Loss carryforwards                                               (24)       (24)
Other                                                            (71)       (31)
                                                               -----      -----
Gross deferred tax assets                                       (319)      (245)
                                                               -----      -----
Valuation allowance                                               16         12
                                                               -----      -----
                                                               $ 158      $ 132
                                                               =====      =====

     A reconciliation of the U.S. statutory income tax rate to the effective rate follows:

                                                           1999      1998     1997
                                                           ----      ----     ----
U.S.  statutory income tax rate                              35%       35%      35%
Purchased in-process research and development (Note 15)      --        59       --
Goodwill amortization                                         9         7       --
Foreign dividends net of credits                              3        --        2
State taxes                                                  (2)        2       --
Utilization of capital losses                                (7)       --       --
Reserves                                                     (6)      (17)       7
Other                                                        (1)        2        1
                                                           ----      ----     ----
Effective tax rate                                           31%       88%      45%
                                                           ====      ====     ====

       The net operating losses have indefinite carryforward periods, but may be limited in their use in any given year.

        The company provides taxes on undistributed earnings of subsidiaries and affiliates included in consolidated retained earnings to the extent such earnings are planned to be remitted and not reinvested permanently.

        The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or U.S. income taxes has been made amounted to approximately $505 million at December 31, 1999. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate because of the availability of tax credits.

20.      EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted-average number of shares of dilutive potential common stock:

(Dollars and shares in millions, except per share)                                  1999         1998         1997
                                                                                  --------     --------      -------
Basic EPS computation:
       Income before effect of change in accounting principle                     $    168     $      9      $   324
       Effect of change in accounting principle                                         --           --           (5)
                                                                                  --------     --------      -------
       Net income                                                                 $    168     $      9      $   319
                                                                                  ========     ========      =======

       Weighted-average shares outstanding                                           103.2         96.3         99.2

       Earnings per share before effect of change in
       Accounting principle                                                       $   1.63     $    .10     $   3.27
       Effect of change in accounting principle                                         --           --         (.05)
                                                                                  --------     --------      -------
       Earnings per share                                                         $   1.63     $    .10     $   3.22
                                                                                  ========     ========     ========

Diluted EPS computation:
       Income before effect of change in accounting principle                     $    168     $      9      $   324
       Interest on convertible debentures                                               --           --            2
       Effect of change in accounting principle                                         --           --           (5)
                                                                                  --------     --------      -------
       Net Income                                                                 $    168     $      9      $   321
                                                                                  ========     ========      =======

       Weighted-average shares outstanding                                           103.2         96.3         99.2
       Options                                                                          .4           .6          1.1
       Convertible debentures                                                           .3           .5          2.1
                                                                                  --------     --------      -------
       Adjusted weighted-average shares                                              103.9         97.4        102.4
                                                                                  ========     ========      =======

       Earnings per share before effect of change in
       Accounting principle                                                       $   1.62     $    .10     $   3.18
       Effect of change in accounting principle                                         --           --         (.05)
                                                                                  --------     --------      -------
       Earnings per share                                                         $   1.62     $    .10     $   3.13
                                                                                  ========     ========     ========

21.      FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

       Interest Rate Risk Management

        During 1999, the interest rate swap portfolio went through a series of adjustments to reflect the replacement of U.S. dollar debt with a variable euro debt. The series of outstanding interest rate swap agreements at year end, maturing from 2001 through September 2003, effectively converts floating-rate debt into debt with a fixed rate ranging from 5.36% to 5.63% per year for U.S. dollar debt and 2.76% to 3.18% per year for euro debt. These swaps act as a hedge against the company's interest rate exposure on its outstanding variable rate debt. For the years 1999 and 1998, these contracts resulted in a less than 1% change in the effective interest rate on the weighted-average notional principal amounts outstanding. The aggregate notional principal amounts at the end of 1999 and 1998 were $1.2 billion and $1.0 billion, respectively.

The following table indicates the types of swaps used and their weighted-average interest rates:

(Dollars in millions)                                  1999          1998
                                                     --------      --------
Pay fixed on swaps notional amount (at year-end)     $  1,160      $  1,000
Average pay rate                                          4.0%          6.4%
Average receive rate                                      3.9%          5.5%

       Foreign Exchange Risk Management

The company selectively uses foreign currency forward contracts and currency swaps to offset the effects of exchange rate changes on reported earnings, cash flow, and net asset positions. The primary exposures are denominated in euro, Danish kroner, and the British pound sterling. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than one year. At December 31, 1999 and 1998, the company had outstanding forward-exchange contracts to purchase foreign currencies aggregating $59 million and $117 million and to sell foreign currencies aggregating $72 million and $320 million, respectively. Non-U.S. dollar cross-currency trades aggregated $410 million and $380 million at December 31, 1999 and 1998, respectively. Currency swap agreements, used to hedge net investment positions, totaled $512 million at December 31, 1998. The foreign exchange contracts outstanding at December 31, 1999 will mature during 2000.

       Fair Values

        The following table presents the carrying amounts and fair values of the company's financial instruments at December 31, 1999 and 1998:

                                                                            (Dollars in millions)
                                                                         1999                      1998
                                                                         ----                      ----
                                                                Carrying                  Carrying
                                                                 Amount     Fair Value     Amount      Fair Value
                                                                 ------     ----------     ------      ----------
Investment securities (available for sale)                      $    32      $    32      $    31       $    31
Long-term debt                                                   (1,777)      (1,759)      (3,096)       (3,101)
Company-obligated preferred securities of subsidiary trusts        (992)        (908)        (200)         (200)
Foreign exchange contracts                                            2            2            6*            6
Currency swaps                                                       --           --            8*            8
Interest rate swap contracts                                         --           28           --             1

*The carrying amount represents the net unrealized gain or net interest payable associated with the contracts at the end of the period.

        Fair values of derivative contracts are indicative of cash that would have been required had settlement been December 31, 1999.

Basis of Valuation
Investment securities: Quoted market prices.
Long-term debt: Present value of expected cash flows related to existing borrowings discounted at rates currently available to the company for long-term borrowings with similar terms and remaining maturities.
Company obligated preferred securities of subsidiary trusts: Year-end interest rates and company common stock price.
Foreign exchange contracts: Year-end exchange rates.
Currency swaps:  Year-end interest and exchange rates.
Interest rate swap contracts: Bank or market quotes or discounted cash flows using year-end interest rates.

22.      PENDING TRANSACTIONS

In February 2000, we announced plans to form a new business venture with Lehman Brothers Merchant Banking Partners II L.P. The new business will include our food gums division, along with the Kelco biogums unit, which will be purchased from Monsanto by the new venture. The Lehman Brothers partnership will own 72% of the new entity, and we will own the remaining 28%. We expect that the new venture will have revenues of approximately $450 million.

         Further, we have entered into discussions with a third party to monetize our resins business and we are beginning to explore alternatives regarding our FiberVisions business. These three businesses account for approximately $900 million of our 1999 revenues.

23.      DIVESTITURES

In December 1999, we sold our 70% interest in Algas Marinas, our Chilean Agar business, for approximately $27 million. The transaction resulted in a pre-tax gain of approximately $16 million. This unit was included in the Functional Products segment and contributed approximately $24 million of revenue to this segment in 1999.

         In March 1997, the company completed transactions to monetize its investment in Tastemaker for approximately $608 million, including $108 million in cash and a $500 million, 6.2% interest-bearing five-year note. This note was subsequently sold in 1998. Equity in income of affiliated companies included Tastemaker earnings of $11 million in 1997.

         In June 1997, the company completed a joint venture of its polypropylene fiber business with Jacob Holm & Sons A/S (Denmark) in which Hercules owned 51% of the joint venture, which was accounted for on the equity method at that time. In July 1998, Hercules purchased its partner's 49% share of the joint venture, with the operating results of FiberVisions being included in Hercules' consolidated financial statements since the date of acquisition (see
Note 1).

         Pursuant to a 1997 agreement, Hercules sold its remaining shares of Alliant Techsystems Inc. for $12 million in 1998.

24.      COMMITMENTS AND CONTINGENCIES

Leases

Hercules has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $55 million in 1999, $35 million in 1998, and $31 million in 1997.

         At December 31, 1999, minimum rental payments under noncancelable leases aggregated $282 million with subleases of $24 million. A significant portion of these payments relates to a long-term operating lease for corporate office facilities. The net minimum payments over the next five years are $39 million in 2000, $30 million in 2001, $22 million in 2002, $18 million in 2003, and $17 million in 2004.

Environmental

         Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for the investigation and cleanup is between $60 million and $230 million. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 years.

         Hercules becomes aware of sites in which it may be named a PRP in investigatory and/or remedial activities through correspondence from the U.S. Environmental Protection Agency, or other government agencies, or through correspondence from previously named PRPs, who either request information or notify us of our potential liability. We have established procedures for identifying environmental issues at our plant sites. In addition to environmental audit programs, we have environmental coordinators who are familiar with environmental laws and regulations and act as a resource for identifying environmental issues.

         Litigation over liability at Jacksonville, Arkansas, the most significant site, has been pending since 1980. As a result of a pretrial Court ruling in October 1993, Hercules has been held jointly and severally liable for costs incurred, and for future remediation costs, at the Jacksonville site by the District Court, Eastern District of Arkansas (the Court). The case is captioned United States v. Vertac Corporation, USDA No. LR-C-92-137 (E.D. Ark.)

         Other defendants in this litigation have either settled with the government or, in the case of the Department of Defense (DOD), have not been held liable. We appealed the Court's order finding the DOD not liable. On January 31, 1995, the Eighth Circuit Court of Appeals upheld the Court's order. We filed a petition to the U.S. Supreme Court requesting review and reversal of the Eighth Circuit Court ruling. This petition was denied on June 26, 1995, and the case was remanded to the District Court for further proceedings.

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

         On August 6, 1999, the Court issued a final judgment in which it reduced the $103 million from the previous ruling on summary judgment by approximately $7 million (the amount received by the United States in previous settlements with other parties) and added applicable interest to reach a final total of approximately $100.5 million. This final judgment was based on the Court's findings that (a) Hercules and Uniroyal were jointly and severally liable for approximately $89 million plus any additional response costs incurred or to be incurred after May 31, 1998, and (b) Hercules was solely liable for an additional amount of approximately $11 million. This judgment finalizes the Court's 1993 and 1997 non-final orders in which Hercules and Uniroyal were held jointly and severally liable for past and future remediation costs at the site. Hercules appealed these rulings to the United States Court of Appeals for the Eighth Circuit on December 16, 1999.

         On February 8, 2000, the Court issued a final judgment on the allocation between Uniroyal and Hercules, finding Uniroyal liable for 2.6 percent and Hercules liable for 97.4 percent of the costs at issue. Hercules appealed that judgment on February 10, 2000. That appeal has been docketed and consolidated with the earlier mentioned appeal. Oral argument before the United States Court of Appeals for the Eighth Circuit is presently scheduled for early April 2000. Neither of the Court's final judgments has changed our outlook on the potential outcome of this matter.

         In 1992, Hercules brought suit against its insurance carriers for past and future costs for cleanup of certain environmental sites (Hercules Incorporated v. The Aetna Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-CV (consolidated)). In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas site (see discussion above) was completed. The jury returned a "Special Verdict Form" with findings that, in conjunction with the Court's other opinions, were used by the Court to enter a judgment in August 1999. The judgment determined the amount of Hercules' recovery for past cleanup expenditures and stated that Hercules is entitled to similar coverage for costs incurred since September 30, 1997, and in the future. Hercules has not included any insurance recovery in the estimated range of costs above. Since entry of the Court's August 1999 order, Hercules has entered into settlement agreements with several of its insurance carriers and has recovered certain settlement monies. The terms of those settlements and amounts recovered are confidential.

         At December 31, 1999, the accrued liability of $60 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. Hercules does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

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

         Hercules was a defendant in three Qui Tam (Whistle Blower) lawsuits in the U.S. District Court for the Central District of Utah, brought by former employees of the Aerospace business sold to Alliant Techsystems Inc. in March 1995. All of these actions were settled in 1999. We recognized a $62 million charge in 1998 related to these settlements. There will be no future impacts to our results of operations or financial condition as a result of these settlements.

         In addition to the Vertac litigation described above, two individuals sued Hercules in a lawsuit captioned Jeffrey Shelton Jr., et al. v. Hercules Incorporated, Civil No. LR-C-97-131 (E.D. Ark. 1997). These individuals sought medical monitoring and damages for loss of recreational opportunities. They brought a Resource Conservation and Recovery Act (RCRA) citizens suit against us seeking an injunction which would require us to fund or perform various environmental and health studies and pay for any required remediation to the Bayou Meto. Plaintiffs and Hercules filed motions for summary judgment. In October 1999, the Court granted Hercules' motion for summary judgment and the time for any appeal by the plaintiffs has expired. Further, 19 individuals sued Hercules in a matter entitled Gary Graham, et al. v. Vertac Chemical Corporation and Hercules Incorporated, Civil No. LR-C-98-678 (U.S. District Court, Eastern District of Arkansas). These individuals sought damages for personal injuries and diminution of property value as a result of alleged dioxin contamination from the Jacksonville, Arkansas site. This case was dismissed without prejudice on technical grounds on August 2, 1999. The time to appeal has run out.

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

         In October 1999, BetzDearborn, several of its insurance carriers, and plaintiffs engaged in a mediation, which led to a settlement of plaintiffs' claims against BetzDearborn, which settlement was approved by the court in February 2000. BetzDearborn also reached a settlement with many of its insurance carriers with respect to these cases. The impact of the settlements resulted in an adjustment to the BetzDearborn purchase price allocation. All of these settlement agreements are confidential.

         Hercules is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to products which were sold by a former subsidiary of Hercules, or from alleged exposure to asbestos contained in facilities owned or operated by Hercules. In December 1999, Hercules entered into a Settlement Agreement to resolve the majority of these matters. In connection with that settlement, Hercules entered into an agreement with several of its insurance carriers pursuant to which a majority of the amounts paid will be insured. The net impact of these settlements was reflected in the 1999 results of operations. The terms of both agreements are confidential.

         At December 31, 1999, the consolidated balance sheet reflects a current liability of approximately $101 million for litigation and claims. Estimated insurance recoveries of approximately $46 million have been reflected in current assets. These amounts represent management's best estimate of the probable and reasonably estimable losses and recoveries related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

25.      CHANGE IN ACCOUNTING PRINCIPLE

         In November 1997, FASB's Emerging Issues Task Force (EITF) reached a final consensus on Issue 97-13, "Accounting for Costs Incurred in Connection With a Consulting Contract That Combines Business Process Reengineering and Information Technology Transformation." Activities deemed to be business process reengineering include the following: current state assessments, configuring and prototyping, process reengineering, and work force restructuring. The consensus requires that the unamortized amounts of such costs previously capitalized as of the beginning of the quarter which includes November 20, 1997, be charged during that quarter as the cumulative effect of a change in accounting principle. The company adopted the consensus during the fourth quarter of 1997 and recorded a cumulative-effect adjustment of $5 million.

26.      OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

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

        Process Chemicals and Services: (Pulp and Paper and BetzDearborn.) Products and services in this segment are designed to enhance customers' processes and improve their manufacturing costs or environmental impact. Principal products and markets include performance additives and water and process treatment chemicals and related on-site services for a wide variety of industrial and commercial applications including pulp and paper mills, refineries, chemical plants, metals manufacturers, automobile assembly plants, and makers of food and beverages.

        Functional Products: (Aqualon and Food Gums.) Products from this segment are principally derived from natural resources and are sold as key raw materials to other manufacturers. Principal products and markets include water-soluble polymers and natural gums, used as thickeners, emulsifiers and stabilizers for water-based paints, oil and gas exploration, building materials, dairy and bakery products, and other processed food products such as jams, jellies, and meats.

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

        The company evaluates performance and makes decisions based primarily on "Profit from Operations" and "Capital Employed." Consolidated capital employed represents the total resources employed in the company and is the sum of total debt, trust preferred securities, and stockholders' equity. Capital employed in each reportable segment represents the net operating assets employed to conduct business in that segment and generally includes working capital (excluding cash) and property, plant and equipment. Other assets and liabilities, primarily goodwill and other intangibles, not specifically allocated to business segments, are reflected in "Reconciling Items" in the table below.

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

                                                           (Dollars in millions)

                                                    PROCESS
                                                   CHEMICALS
INDUSTRY SEGMENTS                                     AND         FUNCTIONAL      CHEMICAL     RECONCILING
                                                   SERVICES        PRODUCTS     SPECIALTIES       ITEMS         CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------
                      1999
Net sales                                           $1,705          $861           $685        $   (3)            $3,248
Profit (loss) from operations                          338           218             89          (165) (a)           480
Equity in income of affiliated companies                                                                               1
Interest and debt expense                                                                                            185
Preferred security distributions of subsidiary
  trusts                                                                                                              51
Other expense, net                                                                                                    (2)
                                                        ----        ----           ----        ------             ------
Income before income taxes                                                                                           243

Capital employed (g)                                   735           372            379          2,824 (d)         4,310
Capital expenditures                                    51            74             39             38               202
Depreciation and amortization                           66            33             30            121               250

------------------------------------------------------------------------------------------------------------------------------
                      1998
Net sales                                             $717          $863           $566        $  (1)             $2,145
Profit (loss) from operations                          131           215             75        (229)   (b)           192
Equity in income of affiliated companies                                                                              10
Interest and debt expense                                                                                            101
Preferred security distributions of subsidiary
  trusts                                                                                                               2
Other expense, net                                                                                                  (22)
                                                        ----        ----           ----        ------             ------
Income before income taxes                                                                                            77

Capital employed (g)                                     756         392            388          2,885 (d)         4,421
Capital expenditures                                      44          53             36             24               157
Depreciation and amortization                             22          32             19             35               108

------------------------------------------------------------------------------------------------------------------------------
                      1997
Net sales                                               $443        $898           $526        $   (1)            $1,866
Profit (loss) from operations                            100         224             67          (163) (c)           228
Equity in income of affiliated companies                                                                              30
Interest and debt expense                                                                                             39
Other income, net                                                                                                    374
                                                        ----        ----           ----        ------             ------
Income before income taxes                                                                                           593

Capital employed (g)                                     138         355            168           723  (d)         1,384
Capital expenditures                                      22          47             30            20                119
Depreciation and amortization                             11          34             13            18                 76
------------------------------------------------------------------------------------------------------------------------------

                                                      UNITED
GEOGRAPHIC AREAS                                      STATES      EUROPE        AMERICAS (e)    ASIA PACIFIC      TOTAL
---------------------------------------------------------------------------------------------------------------------------
                      1999
Net sales                                             $1,711      $1,052           $216             $269         $3,248
Long-lived assets (f)                                  2,264         948            529              150          3,891

                      1998
Net sales                                                944         785            258              158          2,145
Long-lived assets (f)                                  3,083         681            125               97          3,986

                      1997
Net sales                                                826         655            212              173          1,866
Long-lived assets (f)                                    387         309             19               16            731

(a) Includes integration expenses, severance costs, asset write-downs, and other charges net of litigation and insurance settlements, partially offset by a gain on the sale of a subsidiary and the reversal of restructuring charges (see Notes 13 and 16). Also included are amortization of goodwill and intangibles, corporate research and development and other corporate items not specifically allocated to business segments.
(b) Includes costs for purchased in-process research and development, facility closures and contract terminations, employee termination benefits, write-downs of property, plant and equipment, and other integration expenses (see Notes 15 and 16). Also included are amortization of goodwill and intangibles, corporate research and development and other corporate items not specifically allocated to business segments.
(c)  Primarily includes asset write-downs, impairments and severance costs (see
     Note 16). Also included are amortization of goodwill and intangibles, corporate research and development and other corporate items not specifically allocated to business segments.
(d) Assets and liabilities not specifically allocated to business segments, primarily goodwill, intangibles, and other long-term assets net of liabilities.
(e)  Ex-U.S.A.
(f) Long-lived assets include Property, plant and equipment, Goodwill, and Other intangible assets. In 1998, the goodwill and other intangible assets related to the BetzDearborn acquisition are reflected in the United States region.
(g)  Represents total segment assets net of operating liabilities.

Hercules Incorporated
Summary of Quarterly Results (Unaudited) (Dollars in millions, except per share)

                                                1st Quarter   2nd Quarter    3rd Quarter     4th Quarter          Year
                                                1999   1998   1999   1998    1999    1998    1999    1998    1999       1998
                                                ----  -----   ----  -----   -----   -----   -----   -----   -------    -------
OPERATING RESULTS
Net sales                                       $791  $ 430   $817  $ 445   $ 813   $ 510   $ 827   $ 760   $ 3,248    $ 2,145
Cost of sales                                    423    262    440    267     445     323     462     435     1,770      1,287
Selling, general and administrative expenses     197     60    193     67     188      68     209     182       787        377
Research and development                          21     13     20     12      21      17      23      19        85         61
Purchased in-process research and development     --     --     --     --      --      --      --     130        --        130
Goodwill and intangible asset amortization        20      1     20      1      20       3      19      17        79         22
Other operating expenses (income), net             7     --      6     (3)      1      (2)     33      81        47         76
                                                ----  -----   ----  -----   -----   -----   -----   -----   -------    -------
Profit (loss) from operations                    123     94    138    101     138     101      81    (104)      480*       192*
Equity income                                      1      5     --      5      --      --      --      --         1         10
Interest and debt expense                         60     11     47     13      38      18      40      59       185        101
Preferred security distributions of subsidiary     5     --     12     --      16      --      18       2        51          2
trusts
Other income (expense), net                        3    (44)     4     16      (2)     18      (7)    (12)       (2)       (22)
                                                ----  -----   ----  -----   -----   -----   -----   -----   -------    -------
Income (loss) before income taxes                 62     44     83    109      82     101      16    (177)      243         77
Income taxes                                      24     16     27     35      25      30      (1)    (13)       75         68
                                                ----  -----   ----  -----   -----   -----   -----   -----   -------    -------
Net income (loss)                               $ 38  $  28   $ 56  $  74   $  57   $  71   $  17   $(164)  $   168    $     9
                                                ====  =====   ====  =====   =====   =====   =====   =====   =======    =======
Earnings per share**
    Basic
     Earnings (loss) per share                  $.37  $ .29   $.56  $ .78   $ .54   $ .75   $ .17  $(1.64)  $  1.63    $   .10
                                                ====  =====   ====  =====   =====   =====   =====   =====   =======    =======
    Diluted:
     Earnings (loss) per share                  $.37  $ .29   $.56  $ .77   $ .54   $ .74   $ .16  $(1.64)  $  1.62    $   .10
                                                ====  =====   ====  =====   =====   =====   =====   =====   =======    =======

* Includes unusual charges of $62 million in 1999 (see Note 16) and $215 million in 1998 (see Notes 15 and 16).

** Earnings per share calculations for each of the quarters are based on the weighted-average number of shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year's earnings per share amounts.

PRINCIPAL CONSOLIDATED SUBSIDIARIES

ARGENTINA
BetzDearborn Argentina S.A.

AUSTRALIA
BetzDearborn Australia Pty Ltd.

AUSTRIA
BetzDearborn Ges.m.b.H.

BAHAMAS
Hercules International Trade Corporation Limited

BELGIUM
Hercules Beringen B.V.B.A.
Hercules Doel B.V.B.A.
Hercules Europe B.V.B.A.
Hercules Holding B.V./B.V.B.A.

BERMUDA
Curtis Bay Insurance Co. Ltd.

BRAZIL
Hercules do Brasil Produtos Quimicos Ltda.*
Hercules Limeira S.A.

CANADA
BetzDearborn Canada, Inc.
Hercules Canada Inc.
Hercules Canada (partnership)

CHILE
Hercules Quimica Chile Ltda

CHINA
FiberVisions (Suzhou) Nonwovens Products Co. Ltd.
FiberVisions (China) Textile Products Ltd.*

COLOMBIA
Hercules de Colombia S.A.

CURACO
BetzDearborn Caribbean N.V.

CZECH (REPUBLIC)
Hercules CZ S.R.O.

DENMARK
Hercules Copenhagen A/S
FiberVisions, A/S
Hercules Holding ApS

ECUADOR
BetzDearborn de Ecuador S.A.

FINLAND
BetzDearborn OY

FRANCE
Aqualon France B.V.

GERMANY
Abieta Chemie, GmbH*
Hercules Deutschland GmbH
Hercules GmbH
Pomosin GmbH

HONG KONG
Hercules China Limited

HUNGARY
BetzDearborn Hungary Kft

INDIA
Hercules Specialty Chemicals India Private Limited

INDONESIA
P.T. Hercules Mas Indonesia

IRELAND
BetzDearborn Ireland Limited

ITALY
BetzDearborn Srl

JAPAN
Hercules Japan Ltd.
Nippon BetzDearborn K.K.*

KOREA
BetzDearborn Korea, Ltd.
Hercules Korea Chemical Co. Ltd.

LIECHTENSTEIN
Organa Trust

LUXEMBOURG
Hercules Investment s.a.r.l.

MALAYSIA
Hercules Chemicals (Malaysia) Sdn. BHD

MEXICO
Quimica Hercules, S.A. de C.V.
Taloquimia S.A.*

MOZAMBIQUE
Genu Mozambique

NETHERLANDS
Aqualon France B.V.
Hercules B.V.
Hercules Holding B.V./B.V.B.A.

NORWAY
BetzDearborn Norge A/S

PAKISTAN
Pakistan Gum Industries Ltd.*

PERU
Hercules del Peru S.A.

PHILIPPINES
Genu Philippines Inc.*
Hercules Cebu, Inc.

POLAND
Hercules Polska Sp. Zo.o

PORTUGAL
BetzDearborn Portuguesa, Ltda.

SINGAPORE
Hercules Chemicals Singapore Pte Ltd.

SOUTH AFRICA
Hercules Chemicals South Africa (Pty) Ltd.

SPAIN
Hercules Quimica, S.A.

SWEDEN
BetzDearborn AB

SWITZERLAND
Fibervisions A.G./Fibervisions Ltd.

TAIWAN
Hercules Chemicals (Taiwan) Co., Ltd.

TANZANIA
Zanea Seaweed Company Limited*

THAILAND
Hercules Chemicals (Thailand) Co., Ltd.

UNITED KINGDOM
Hercules GB Holding Ltd.
Hercules Investments Global
Hercules Limited
Hercules GB Holdings Limited

URUGUAY
BetzDearborn de Uruguay S.A.

UNITED STATES
Aqualon Company, Delaware
BetzDearborn Europe, Inc., Delaware
BetzDearborn Inc., Pennsylvania
BetzDearborn International, Inc., Pennsylvania
BL Technologies, Inc., Delaware
BLI Holdings, Inc., Delaware
DRC, Ltd., Delaware
East Bay Realty Services, Inc., Delaware
FiberVisions Incorporated, Delaware
FiberVisions, L.L.C., Delaware
FiberVisions Products, Inc., Georgia
Hercules Credit Inc., Delaware
Hercules Finance Company, Delaware
Hercules Flavor, Inc., Delaware
Hercules International Limited, Delaware
Hercules Shared Services Corporation, Delaware*
WSP, Inc., Delaware

VENEZUELA
BetzDearborn Venezuela C.A.

VIRGIN ISLANDS
Hercules Islands Corporation*
Hercules Overseas Corp.

* This entity is owned in part by Hercules with the remaining interest held by a third party.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     Information regarding directors and nominees for directors of Hercules is included under the caption entitled "Re-election of Directors" on page 8 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers begins on page 16 of that report.

     Disclosure of information for directors, officers and other persons not meeting the timely reporting requirements under Section 16(a) of the Exchange Act is contained in the Proxy Statement under the caption entitled "Compliance with Section 16(a) Reporting" on page 21 and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT:

     The name, age, and current position of each executive officer (as defined by SEC rules) of Hercules as of March 15, 2000 are listed below. Each of the officers has served in one or more executive capacities with Hercules and/or its affiliates during the past five years. There are no family relationships among executive officers.

NAME                        AGE                    CURRENT POSITION
R. Keith Elliott(1)         58          Chairman
Vincent J. Corbo            56          President and Chief Executive Officer
Dominick W. DiDonna         51          Executive Vice President and President, Process Chemicals and Services
                                         Segment
George MacKenzie            50          Executive Vice President, President, Chemical Specialties Segment and
                                         Chief Financial Officer
Larry V. Rankin(2)          56          Executive Vice President and President, Functional Chemicals Segment
Harry J. Tucci(3)           59          Executive Vice President
June B. Barry               48          Executive Vice President and Chief Administrative Officer
Israel J. Floyd(4)          53          Executive Vice President, Secretary and General Counsel
Michael J. Scott            48          Vice President and Controller
Stuart C. Shears            49          Vice President and Treasurer

-----------------------
(1) Mr. Elliot is retiring from Hercules and will resign as Chairman on March 31, 2000.
(2) Mr. Rankin is retiring from Hercules on April 1, 2000.
(3) Mr. Tucci will retire from Hercules at the time the Food Gums divestiture is consummated.
(4) Mr. Floyd is also responsible for strategic planning and corporate development.

ITEM 11. EXECUTIVE COMPENSATION:

Information regarding executive compensation of Hercules' directors and executive officers is included in the Proxy Statement under the caption entitled "Board of Directors - Highlights" on page 13 and the caption entitled "Report of the Compensation Committee" on pages 19 and 20, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of Hercules is included under the caption entitled "Stock Ownership of Directors and Officers" on page 21 of the Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

In 1999, no director or officer had an involvement in such transactions of a nature or magnitude to require disclosure under the applicable SEC thresholds.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

              (a) Documents filed as part of this Report:

                  1.  Financial Statements

                      See Item 8 for an Index to the Consolidated Financial Statements of Hercules Incorporated.

                  2.  Financial Statement Schedules:

       Schedule II - Valuation and Qualifying Accounts .....................  60

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

                  None.

HERCULES INCORPORATED
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS            (Dollars in millions)

                  Col. A.              Col. B                  Col. C                 Col. D          Col. E
-------------------------------------------------------------------------------------------------------------------
                                                              Additions
                                                  --------------------------------
                                     Balance at
                                    beginning of  Charged to costs    Charged to                   Balance at end
                Description            period       and expenses    other accounts   Deductions      of period
-------------------------------------------------------------------------------------------------------------------
Year 1999
---------
Allowance for doubtful accounts         $ 13             --           $  3 (a)          --              $ 16

Tax valuation allowance                   12             --              4 (a)          --                16


Year 1998
---------
Allowance for doubtful accounts         $  3             --           $ 10 (a)          --               $13

Tax valuation allowance                   12             --             --              --                12


Year 1997
---------
Allowance for doubtful accounts         $  4             --             --               1 (b)          $  3

Tax valuation allowance                   15             --             --               3 (c)            12

(a) Primarily a result of 1998 acquisitions, including subsequent purchase price allocation adjustments.
(b)      Write-off of uncollectible accounts, net or recoveries.
(c)      Utilization of net operating loss carryforwards.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2000.

                                  HERCULES INCORPORATED

                                  By: /s/ George MacKenzie
                                      ___________________________________
                                      George MacKenzie, Executive Vice President
                                      and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2000.

PRINCIPAL EXECUTIVE DIRECTOR:
                                                 /s/ R. Keith Elliott
     Chairman                               _________________________________
                                                     R. Keith Elliott

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
                                                /s/ Vincent J. Corbo
     President and Chief Executive Office   _________________________________
                                                    Vincent J. Corbo

PRINCIPAL FINANCIAL OFFICER:
     Executive Vice President and               /s/ George MacKenzie
     Chief Financial Officer                _________________________________
                                                    George MacKenzie


PRINCIPAL ACCOUNTING OFFICER:                   /s/ Michael J. Scott
     Vice President and Controller          _________________________________
                                                    Michael J. Scott

DIRECTORS:
        /s/ R. Keith Elliott
   ___________________________________
            R. Keith Elliott

        /s/ Vincent J. Corbo
   ___________________________________       ___________________________________
            Vincent J. Corbo                          Gaynor N. Kelley


        /s/ John G. Drosdick                   /s/ Ralph L. MacDonald, Jr.
   ___________________________________       ___________________________________
            John G. Drosdick                       Ralph L. MacDonald, Jr.


    /s/ Richard M. Fairbanks, III
   ___________________________________       ___________________________________
        Richard M. Fairbanks, III                    H. Eugene McBrayer


                                                  /s/ Peter McCausland
   ___________________________________       ___________________________________
            Alan R. Hirsig                            Peter McCausland

                                                 /s/ John A. H. Shober
   ___________________________________       ___________________________________
           Edith E. Holiday                          John A. H. Shober

           /s/ Robert G. Jahn
   ___________________________________       ___________________________________
            Robert G. Jahn                            Paula A. Sneed

                                  EXHIBIT INDEX

Number                               Description                                       Incorporated by Reference To
2-A           Agreement and Plan of Merger among Hercules, Water             Exhibit 2.1, BetzDearborn Inc. Current Report
              Acquisition Company and BetzDearborn Inc., dated July 30,      on Form 8-K, filed July 30, 1998
              1998

3-A.1         Restated Certificate of Incorporation of Hercules, as          Exhibit 3-A, Annual Report on form 10-K
              revised and amended July 6, 1988                               filed March 26, 1993

3-A.2         Certificate of Amendment to Hercules' Restated                 Exhibit 4.1a, Registration Statement on Form
              Certificate of Incorporation as revised and amended            S-3, filed September 15, 1998
              October 24, 1995

3-B           By-Laws of Hercules, as revised and amended October 30,        Exhibit 3-B, Annual Report on Form 10-K filed
              1991                                                           March 26, 1993

4-A           Junior Subordinated Debentures Indenture, dated November       Exhibit 4-C, Annual Report on Form 10-K filed
              12, 1998, between Hercules and The Chase Manhattan Bank,       March 30, 1999
              as trustee ("Chase")

4-B           First Supplemental Indenture, dated November 12, 1998,         Exhibit 4-D, Annual Report on Form 10-K, filed
              between Hercules and Chase                                     March 30, 1999

4-C           Preferred Securities Guarantee Agreement, dated November       Exhibit 4-E, Annual Report on form 10-K, filed
              12, 1998, executed by Hercules and Chase, with respect to      March 30, 1999
              Hercules Trust V

4-D           Amended and Restated Trust Agreement of Hercules Trust V,      Exhibit 4-F, Annual Report on Form 10-K, filed
              dated November 12, 1998                                        March 30, 1999

4-E           Remarketing Agreement, dated November 12, 1998, among          Exhibit 4-G, Annual Report on Form 10-K, filed
              Hercules, Hercules Trust V and NationsBanc Montgomery          March 30, 1999
              Securities LLC

4-F           Form of Junior Subordinated Debentures Indenture between       Exhibit 4.4, Amendment No. 1 to Registration
              Hercules, and Chase                                            Statement on Form S-3, filed October 29, 1998


4-G           Officers' Certificate, dated as of March 17, 1999,             Exhibit 4.1, Current Report on Form 8-K dated
              pursuant to the Junior Subordinated Debentures Indenture       March 17, 1999
              between Hercules and Chase

4-H           Form of Preferred Securities Guarantee by Hercules and         Exhibit 4.28, Amendment No. 1 to Registration
              Chase, with respect to Hercules Trust I                        Statement  on Form S-3, filed October 29, 1998


4-I           Form of Amended and Restated Trust Agreement of Hercules       Exhibit 4.13, Amendment No. 1 to Registration
              Trust I                                                        Statement on Form S-3, filed October 29, 1998

4-J           Form of 9.42% Trust Originated Preferred Securities of         Exhibit 4.2, Current Report on Form 8-K, dated
              Hercules Trust I                                               March 17, 1999

Number                               Description                                       Incorporated by Reference To
4-K           Form of 9.42% Junior Subordinated Deferrable Interest          Exhibit 4.3, Current Report on Form 8-K, dated
              Debentures due 2029                                            March 17, 1999

4-L           Second Supplemental Indenture, dated July 6, 1999, to the      Exhibit 4-A, Quarterly Report on Form 10-Q,
              Junior Subordinated Debentures Indenture between Hercules      filed August 16, 1999
              and Chase

4-M           Amendment dated as of July 6, 1999 to the Amended and          Exhibit 4-B, Quarterly Report on Form 10-Q,
              Restated Trust Agreement of Hercules Trust V                   filed August 16, 1999

4-N           Termination Agreement, dated as of July 6, 1999, among         Exhibit 4-C, Quarterly Report on Form 10-Q,
              Hercules, Hercules Trust V and Banc of America Securities      filed August 16, 1999
              LLC

4-O           Officer's Certificate, dated as of July 27, 1999,              Exhibit 4.1, Current Report on Form 8-K, dated
              pursuant to the Junior Subordinated Debentures Indenture       July 27, 1999
              between Hercules and Chase, dated as of November 12, 1998

4-P           Amended and Restated Trust Agreement of Hercules Trust II      Exhibit 4.2, Current Report on Form 8-K, dated
              dated as of July 27, 1999, together with Annex I thereto       July 27, 1999

4-Q           Unit Agreement, dated July 27, 1999, among Hercules,           Exhibit 4.3, Current Report on Form 8-K, dated
              Hercules Trust II and The Chase Manhattan Bank, as unit        July 27, 1999
              agent

4-R           Warrant Agreement, dated July 27, 1999, between Hercules       Exhibit 4.4, Current Report on Form 8-K, dated
              and The Chase Manhattan Bank, as warrant agent                 July 27, 1999

4-S           Form of Series A Junior Subordinated Deferrable Interest       Exhibit 4.5, Current Report on Form 8-K, dated
              Debentures                                                     July 27, 1999

4-T           Form of Trust II Preferred Securities                          Exhibit 4.6, Current Report on Form 8-K, dated
                                                                             July 27, 1999

4-U           Form of CRESTS Unit                                            Exhibit 4.7, Current Report on Form 8-K, dated
                                                                             July 27, 1999

4-V           Form of Warrant                                                Exhibit 4.8, Current Report on Form 8-K, dated
                                                                             July 27, 1999

4-W           Amendment No. 2, dated as of  October 25, 1999, to the         Exhibit 4-A, Quarterly Report on Form 10-Q,
              Amended and Restated Trust Agreement of Hercules Trust V,      filed November 15, 1999
              as amended

4-X           Third Supplemental Indenture, dated as of October  25,         Exhibit 4-B, Quarterly Report on  Form 10-Q,
              1999, to the Junior Subordinated Debentures Indenture, as      filed November 16, 1999
              supplemented, between Hercules and Chase, dated as of
              November 12, 1998

Number                               Description                                Incorporated by Reference To
4-Y           Fourth Supplemental Indenture, dated as of December 23,
              1999, to the Junior Subordinated Debentures Indenture, as
              supplemented, between Hercules and Chase, dated as of
              November 12, 1998

4-Z           Form of  Amended and Restated Trust Agreement of Hercules
              Trust VI

4-AA          Form of Preferred Securities Guarantee by Hercules and
              Chase, with respect to Hercules Trust VI

4-AB          Form of Floating Rate Preferred Securities of Hercules         Included as Exhibit A-1 to Exhibit 4-Z
              Trust VI

4-AC          Form of Floating Rate Junior Subordinated Deferrable           Included as Exhibit A to Exhibit 4-Y
              Interest Debentures due 2000

4-AD          Amendment No. 3 dated as of January 24, 2000, to the
              Amended and Restated Trust Agreement of Hercules Trust V, as amended

4-AE          Fifth Supplemental Indenture, dated as of January 24,
              2000, to the Junior Subordinated Debentures Indenture, as supplemented, between Hercules and Chase, dated
              November 12, 1998

4-AF          Amendment No. 4 dated as of February 9, 2000, to the
              Amended and Restated Trust Agreement of Hercules Trust V, as amended

4-AG          Sixth Supplemental Indenture, dated as of February 9,
              2000, to the Junior Subordinated Debentures Indenture, as supplemented, between Hercules and Chase, dated
              November 12, 1998

4-AH          Remarketing and Contingent Purchase Agreement, dated as of
              February 9, 2000, among and Banc of America Securities LLC

Hercules is party to several long-term debt instruments under which in each case the total amount of securities Authorized does not exceed 10% of the total assets of Hercules. Hercules agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10-A          Hercules Executive Survivor Benefit Plan                       Exhibit 10-D, Annual Report on Form 10-K,
                                                                             filed March 27, 1981*

10-B          Hercules Phantom Stock Plan                                    Exhibit E, Notice Annual Meeting and Proxy
                                                                             Statement, dated February 14, 1986*

Number                               Description                                Incorporated by Reference To
10-C          Hercules Deferred Compensation Plan                            Exhibit 10-I, Annual Report on Form 10-K,
                                                                             filed March 29, 1988*

10-D          Hercules Annual Management Incentive Compensation Plan         Exhibit 10-H, Annual Report on Form 10-K,
                                                                             filed March 26, 1993

10-E          Hercules 1993 Nonemployee Director Stock Accumulation Plan     Exhibit 4.1, Registration Statement on Form
                                                                             S-8, filed July 16, 1993

10-F          Hercules Deferred Compensation Plan for Nonemployee            Exhibit 10-J, Annual Report Form 10-K, filed
              Directors                                                      March 26, 1993

10-G          Hercules Employee Pension Restoration Plan                     Exhibit 10-L, Annual Report on Form 10-K,
                                                                             filed March 26, 1993

10-H          Form of Employment Contract between Hercules and certain       Exhibit 10-J, Annual Report on  Form 10-K,
              of its officers                                                filed March 29, 1988*

10-I          Form of Indemnification Agreement between Hercules and         Annex II, Notice of Annual Meeting and Proxy
              certain officers and directors of Hercules                     Statement, dated February 19, 1987*

10-J          Employment Agreement effective August 1, 1998, between         Exhibit 10-T, Annual Report on Form 10-K,
              Hercules and Vincent J. Corbo                                  filed March 30, 1999

10-K          Hercules Amended and Restated Long Term Incentive
              Compensation Plan

10-L          BetzDearborn Inc. Employee Stock Ownership and 401(k) Plan

10-M          Amended and Restated Credit Agreement, dated April 19,         Exhibit 10.2, Current Report on Form 8-K dated
              1999, among Hercules, NationsBank, N.A., as                    April 19, 1999
              Administrative Agent, and the lenders party thereto

10-N          Forward Underwriting Agreement, dated November 12, 1998,       Exhibit 10-R, Annual Report on Form 10-K,
              between NationsBanc Montgomery Securities and Hercules         filed March 30, 1999

10-O          Underwriting Agreement, dated March 12, 1999, among            Exhibit 1.1, Current Report on Form 8-K, dated
              Hercules, Hercules Trust I and the Underwriters named          March 17, 1999
              therein

10-P          CRESTS Underwriting Agreement, dated July 21, 1999, among      Exhibit 1.1, Current Report on Form 8-K, dated
              Hercules, Hercules Trust II and the Underwriters named         July 27, 1999
              therein

10-Q          Common Stock Underwriting Agreement, dated July 21, 1999,      Exhibit 1.2, Current Report on Form 8-K, dated
              among Hercules and the Underwriters named therein              July 27, 1999


Number                               Description                                Incorporated by Reference To
21            Subsidiaries of Registrant                                     See Part II, Item 8 on page 56 of this 1999
                                                                             Form 10-K

23-A          Consent of Independent Accountants

27            Financial Data Schedule

* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference should be located in SEC File No. 1-496.