Form 10-Q
period 2000-03-31
HERCULES INC
filed 2000-05-12
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000
                          Commission file number 1-496

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

Yes   X       No


         As of April 30, 2000, 107,198,197 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions, except per share)


                                                             (Unaudited)
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           2000      1999
                                                           ----      ----
Net sales ...........................................      $ 785     $ 791
Cost of sales .......................................        437       423
Selling, general, and administrative expenses .......        197       197
Research and development ............................         21        21
Goodwill and intangible asset amortization ..........         20        20
Other operating expenses, net .......................          4         7
                                                           -----     -----
Profit from operations ..............................        106       123

Equity in income of affiliated companies ............         --         1
Interest and debt expense ...........................         32        60
Preferred security distributions of subsidiary trusts         23         5
Other income, net ...................................          5         3
                                                           -----     -----

Income before income taxes ..........................         56        62
Provision for income taxes ..........................         20        24
                                                           -----     -----
Net income ..........................................      $  36     $  38
                                                           =====     =====
Earnings per share:
       Basic ........................................      $0.34     $0.37
                                                           =====     =====
       Diluted ......................................      $0.34     $0.37
                                                           =====     =====
Dividends per share .................................      $0.27     $0.27
                                                           =====     =====


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

                                                         (Unaudited)
                                                         March 31, 2000       December 31, 1999
                                                         --------------       -----------------
ASSETS
Current assets
       Cash and cash equivalents .....................      $    85               $    63
       Accounts and notes receivable, net ............          621                   635
       Other current assets ..........................           95                   131
       Inventories
              Finished products ......................          202                   187
              Materials, supplies, and work in process          187                   193
       Deferred income taxes .........................          140                   129
                                                            -------               -------
       Total current assets ..........................        1,330                 1,338
Property, plant, and equipment .......................        2,970                 2,978
Accumulated depreciation and amortization ............        1,666                 1,657
                                                            -------               -------
Net property, plant, and equipment ...................        1,304                 1,321
Goodwill and other intangible assets (net of
  accumulated amortization - 2000, $150; 1999,
  $130) ..............................................        2,540                 2,570
Other assets .........................................          677                   667
                                                            -------               -------
       Total assets ..................................      $ 5,851               $ 5,896
                                                            =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Accounts payable ..............................      $   234               $   320
       Accrued expenses ..............................          468                   526
       Short-term debt ...............................          643                   678
       Income taxes payable ..........................           47                    35
                                                            -------               -------
       Total current liabilities .....................        1,392                 1,559

Long-term debt .......................................        1,898                 1,777
Deferred income taxes ................................          288                   287
Postretirement benefits and other liabilities ........          406                   418

Company-obligated preferred securities of
     subsidiary trusts ...............................          992                   992
Stockholders' equity
       Common stock (shares issued: 2000 -
          159,982,318; 1999 - 159,976,730) ...........           83                    83
       Additional paid-in capital ....................          744                   757
       Unearned compensation .........................         (123)                 (123)
       Other comprehensive losses ....................          (48)                  (44)
       Retained earnings .............................        2,133                 2,125
                                                            -------               -------
                                                              2,789                 2,798
       Reacquired stock, at cost (shares: 2000 -
           53,039,073; 1999 - 53,587,365) ............        1,914                 1,935
                                                            -------               -------
       Total stockholders' equity ....................          875                   863
                                                            -------               -------
       Total liabilities and stockholders' equity ....      $ 5,851               $ 5,896
                                                            =======               =======


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW

(Dollars in millions)                                                        (Unaudited)
                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                          2000          1999
                                                                          ----          ----
Net cash (used in) provided by operations .......................        $ (12)        $  13
                                                                         -----         -----
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures ............................................          (52)          (38)
Proceeds of investment and fixed asset disposals ................            6            --
Other, net ......................................................          (20)           (5)
                                                                         -----         -----
       Net cash used in investing activities ....................          (66)          (43)
                                                                         -----         -----
CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds .........................................          200            27
Long-term debt repayments .......................................          (72)         (543)
Change in short-term debt .......................................           (2)          203
Payment of underwriting fees ....................................           --           (11)
Proceeds from issuance of subsidiary trust's preferred securities           --           362
Common stock issued .............................................            3            --
Common stock reacquired .........................................           (1)           --
Dividends paid ..................................................          (28)          (27)
                                                                         -----         -----
       Net cash provided by financing activities ................          100            11
                                                                         -----         -----
Effect of exchange rate changes on cash .........................           --            (3)
                                                                         -----         -----
Net (decrease) increase in cash and cash equivalents ............           22           (22)
Cash and cash equivalents - beginning of period .................           63            68
                                                                         -----         -----
Cash and cash equivalents - end of period .......................        $  85         $  46
                                                                         =====         =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest (net of amount capitalized) .....................        $  33         $  71
       Preferred security distributions of subsidiary trusts ....           18             4
       Income taxes .............................................           11             5
Noncash investing and financing activities:
       Incentive plan stock issuances ...........................            6            --


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                                      (Unaudited)
(Dollars in millions)                                                         Three Months Ended March 31,
                                                                              ----------------------------
                                                                               2000                 1999
                                                                               ----                 ----
Net income..............................................................      $   36              $    38
Foreign currency translation, net of tax................................          (4)                 (10)
                                                                              ------              -------
Comprehensive income....................................................      $   32              $    28
                                                                              ======              =======



See accompanying notes to financial statements.

                              HERCULES INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. These condensed financial statements are unaudited, but in the opinion of management include all adjustments necessary to present fairly Hercules' financial position and results of operations for interim periods. These condensed financial statements should be read in conjunction with the accounting policies, financial statements, and notes included in our annual report on Form 10-K for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Revenue Recognition - Revenue is recognized generally upon shipment of goods and passage of title. Service revenue is recognized as services are performed.

3. The following table shows the amounts used in computing earnings per share
(EPS) and the effect on income and the weighted-average number of shares of dilutive potential common stock:

(Amounts are in millions,
except per share data):

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2000            1999
                                                      ----            ----
Basic
         Net income ........................        $     36        $     38
         Weighted-average shares outstanding           106.7           100.8
                                                    --------        --------
         EPS ...............................        $   0.34        $   0.37
                                                    ========        ========

Diluted
         Net income ........................        $     36        $     38
         Interest on convertible debentures               --              --
                                                    --------        --------
         Net income for EPS calculation ....        $     36        $     38
                                                    ========        ========

         Weighted-average shares outstanding           106.7           100.8
         Options ...........................              --              .4
         Debentures ........................              .2              .3
                                                    --------        --------
         Adjusted weighted-average shares ..           106.9           101.5
                                                    --------        --------
         EPS ...............................        $   0.34        $   0.37
                                                    ========        ========


4. Cost and expenses include depreciation of $33 million and $34 million for the three months ended March 31, 2000 and 1999, respectively.

5. Other operating expenses for the three months ended March 31, 2000 and 1999 include integration charges of $2 million and $7 million, respectively, primarily for employee retention, consulting, legal and other costs associated with the BetzDearborn acquisition. Additionally, environmental charges of approximately $2 million and $1 million, respectively, were also incurred during the corresponding periods.

6. Interest and debt costs are summarized as follows:

(Dollars in millions)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                 2000                1999
                                                                                 ----                ----
     Costs incurred........................................................      $ 34                $ 62
     Amount capitalized....................................................         2                   2
                                                                                 ----                ----
     Interest expense......................................................      $ 32                $ 60
                                                                                 ====                ====

7. Other income includes interest income of approximately $2 million for each of the three months ended March 31, 2000 and 1999, respectively. Additionally, the three months ended March 31, 2000 includes foreign currency gains of approximately $3 million.

8. The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs, primarily related to the 1998 plans initiated upon the acquisition of BetzDearborn. We estimate approximately 1,300 employees will be terminated, of which approximately 1,050 employee terminations have occurred since the inception of the plans.

         Pursuant to the plans in place, approximately 60 employees were terminated during the three months ended March 31, 2000. Cash payments during 2000 included $7 million for severance benefits and $2 million for other exit costs. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

(Dollars in millions)                                                     Three Months Ended March 31,
                                                                          ----------------------------
                                                                           2000                  1999
                                                                           ----                  ----
Balance at beginning of year.....................................          $ 77                  $130
       Cash payments.............................................            (9)                   (6)
                                                                           ----                  ----
Balance at end of period.........................................          $ 68                  $124
                                                                           ====                  ====

         Severance benefit payments are based on years of service and generally continue for 3 months to 24 months subsequent to termination. We expect to substantially complete remaining actions under the plans by the end of 2000.

9. A summary of short-term and long-term debt follows:

(Dollars in millions)                                                       March 31,          December 31,
                                                                              2000                1999
                                                                              ----                ----
SHORT-TERM:
Banks.....................................................................    $ 24                $ 26
Current maturities........................................................     619                 652
                                                                              ----                ----
                                                                              $643                $678
                                                                              ====                ====

         At March 31, 2000, we had $308 million of unused lines of credit that may be drawn as needed. Lines of credit in use at March 31, 2000 were $24 million.

(Dollars in millions)                                                                  March 31,           December 31,
                                                                                         2000                  1999
                                                                                         ----                  ----
LONG-TERM:
6.15% notes due 2000......................................................             $  100                $  100
6.60% notes due 2027......................................................                100                   100
7.85% notes due 2000......................................................                 --                    25
6.625% notes due 2003.....................................................                125                   125
8% convertible subordinated debentures due 2010...........................                  3                     3
Term loan tranche A due in varying amounts through 2003...................              1,149                 1,187
Term loan tranche C due 2000..............................................                318                   318
Revolving credit agreement due 2003.......................................                536                   336
ESOP debt due in varying amounts through 2009.............................                105                   106
Term notes at various rates from 4.20% to 9.60% due in varying amounts
 through 2006.............................................................                 74                    80
Variable rate loans.......................................................                 --                    41
Other.....................................................................                  7                     8
                                                                                       ------                ------
                                                                                        2,517                 2,429
Current maturities of long-term debt......................................               (619)                 (652)
                                                                                       ------                ------
Net long-term debt........................................................             $1,898                $1,777
                                                                                       ======                ======

         In 1998, we entered into a $3,650 million credit facility with a syndicate of banks which includes varying maturity term loans totaling $2,750 million, of which $1,467 million is still outstanding at March 31, 2000. In addition, the facility includes a $900 million revolving credit agreement, of which $536 million is outstanding at March 31, 2000. Through this revolving credit facility, a Canadian subsidiary of ours can borrow up to U.S. $100 million from select lenders in Canada in Canadian dollars. As of March 31, 2000, $364 million of the multi-currency revolver is available for use.

10. Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures consists of:

    (Dollars in millions)                                                               March 31,          December 31,
                                                                                          2000                 1999
                                                                                          ----                 ----
    Redeemable Hybrid INcome Overnight Shares.............................                $200                 $200
    9.42% Trust Originated Preferred Securities...........................                 362                  362
    6-1/2% CRESTS Units...................................................                 260                  260
    Floating Rate Preferred Securities....................................                 170                  170
                                                                                          ----                 ----
                                                                                          $992                 $992
                                                                                          ====                 ====

REDEEMABLE HYBRID INCOME OVERNIGHT SHARES

         In November 1998, Hercules Trust V, our wholly owned subsidiary ("Trust V"), completed a private placement of $200 million Redeemable Hybrid INcome Overnight Shares (RHINOS). RHINOS are short-term auction-rate reset preferred securities of Trust V, which used the proceeds from the RHINOS sale to purchase junior subordinated notes of Hercules. Hercules pays interest on the junior subordinated notes, and Trust V pays distributions on the RHINOS at a floating rate initially equal to LIBOR plus 1.75%, which is reset on a quarterly basis. The RHINOS are guaranteed by Hercules.

         Pursuant to amendments to the RHINOS agreements executed on January 24, 2000, the redemption date of the RHINOS was extended from January 25, 2000 to February 28, 2000.

         Pursuant to amendments to the RHINOS agreements executed on February 9, 2000: (1) the interest rate on the RHINOS was reduced to LIBOR plus 1.5%, and
(2) the RHINOS may be remarketed at any time at the option of the holder. If the holder elects to initiate a remarketing, Hercules and Trust V have the right to redeem the RHINOS at a price equal to the aggregate liquidation amount of the RHINOS, plus accumulated and unpaid distributions. Upon a successful remarketing, the redemption date of the RHINOS will be extended for an additional year. If the RHINOS are not remarketed, they will be redeemed by Hercules and Trust V on February 9, 2002. Hercules paid an affiliate of the holder an extension fee of 2.25% of the aggregate liquidation amount of the RHINOS at the time of the February 2000 amendment.

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

         Trust I will distribute quarterly cash payments it receives from Hercules on the debentures to its preferred security holders at an annual rate of 9.42% on the liquidation amount of $25 per preferred security. We may defer interest payments on the debentures at any time, for up to 20 consecutive quarters. If this occurs, Trust I will also defer distribution payments on its preferred securities. The deferred distributions, however, will accumulate distributions at a rate of 9.42% per annum.

         Trust I will redeem its preferred securities when the debentures are repaid at maturity on March 31, 2029. Hercules may redeem the debentures, in whole or, on or after March 17, 2004, in part, before their maturity at a price equal to 100% of the principal amount of the debentures redeemed, plus accrued interest. When Hercules redeems any debentures before their maturity, Trust I will use the cash it receives to redeem preferred securities and common securities as provided in the trust agreement. Hercules guarantees the obligations of Trust I on the preferred securities.

CRESTS UNITS

         In July 1999, we completed a $350 million public offering of 350,000 CRESTS Units with Hercules Trust II, a wholly owned subsidiary trust ("Trust II"). Trust II used the proceeds from the sale of its preferred securities to purchase junior subordinated deferrable interest debentures of Hercules. Each CRESTS Unit consists of one preferred security of Trust II and one warrant to purchase 23.4192 shares of Hercules common stock at an initial exercise price of $1,000 (equivalent to $42.70 per share). The preferred security component of the CRESTS Units was initially valued at $741.46 per unit and the warrant component of the CRESTS Units was initially valued at $258.54 per warrant. The preferred security and warrant components of each CRESTS Unit may be separated and transferred independently. The warrants may be exercised, subject to certain conditions, at any time before March 31, 2029, unless there is a reset and remarketing event. No reset and remarketing event will occur before July 27, 2004, unless all of our common stock is acquired in a transaction that includes cash for a price above a predetermined level. As of March 31, 2000, no warrants had been exercised.

         We pay interest on the debentures, and Trust II pays distributions on its preferred securities. Both are paid quarterly at an annual rate of 6.5% of the scheduled liquidation amount of $1,000 per debenture and/or preferred security until the scheduled maturity date and redemption date of June 30, 2029, unless there is a reset and remarketing event. We may defer interest payments on the debentures at any time, for up to 20 consecutive quarters. If this occurs, Trust II will also defer distribution payments on its preferred securities. The deferred distributions will accumulate distributions at a rate of 6.5% per annum. We guarantee payments by Trust II on its preferred securities. Trust II must redeem the preferred securities when the debentures are redeemed or repaid at maturity.

         Issuance costs related to the preferred security component of the CRESTS Units are being amortized over the life of the security and costs related to the warrants were charged to additional paid-in capital.

FLOATING RATE PREFERRED SECURITIES

         In December 1999, Hercules Trust VI, our wholly owned subsidiary trust ("Trust VI"), completed a $170 million private offering of 170,000 shares of Floating Rate Preferred Securities. Trust VI invested the proceeds from the sale of its preferred securities in an equal principal amount of Floating Junior Subordinated Deferrable Interest Debentures due 2000 of Hercules.

         Trust VI will distribute quarterly cash payments it receives from Hercules on the debentures to its preferred security holders at an annual rate of LIBOR plus 2.45%, which is reset on a quarterly basis, on the liquidation amount of $1,000 per preferred securities. We may defer interest payments on the debentures at any time during the term of the preferred securities. If this occurs, Trust VI will also defer distribution payments on the preferred securities. The deferred distributions, however, will accumulate distributions at a rate of LIBOR plus 2.45%.

         Trust VI will redeem the preferred securities when the debentures are repaid at maturity on December 29, 2000. Hercules guarantees the obligations of Trust VI on the preferred securities.

11. The Board of Directors has authorized the repurchase of up to 74,650,000 shares of our common stock. Of this amount, 6,150,000 shares are intended for various employee benefit programs. Through March 31, 2000, a total of 66,656,052 shares (including 6,150,000 shares for employee benefit programs) had been purchased in the open market at an average price of $37.30 per share.

12. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

13.      COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

         Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for the investigation and cleanup is between $59 million and $228 million. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 years.

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

United States v. Vertac Chemical Corporation, USDA No. LR-C-92-137 (E.D. Ark.)

         We refer you to our Annual Report on Form 10-K for the period ended December 31, 1999 for a discussion of the ongoing litigation over liability at the Jacksonville, Arkansas site. As previously disclosed in our Form 10-K, we appealed final judgments on liability and the allocation of response costs between Uniroyal and Hercules. Oral argument before the United States Court of Appeals for the Eighth Circuit is presently scheduled for June 2000.

Hercules Incorporated v. The Aetna Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-CV (consolidated)

         In 1992, Hercules brought suit against its insurance carriers for past and future costs for cleanup of certain environmental sites. In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas site (see discussion above) was completed. The jury returned a "Special Verdict Form" with findings that, in conjunction with the Court's other opinions, were used by the Court to enter a judgment in August 1999. The judgment determined the amount of Hercules' recovery for past cleanup expenditures and stated that Hercules is entitled to similar coverage for costs incurred since September 30, 1997, and in the future. Hercules has not included any insurance recovery in the estimated range of costs above. Since entry of the Court's August 1999 order, Hercules has entered into settlement agreements with several of its insurance carriers and has recovered certain settlement monies. The terms of those settlements and amounts recovered are confidential. Recently, Hercules filed a notice to appeal certain of the trial court's rulings with the Delaware Supreme Court.

Brunswick, Georgia Consent Order and Related Matters

         We refer you to our Annual Report on Form 10-K for the period ended December 31, 1999, for a discussion on the Brunswick, Georgia, consent order and related matters.

         At March 31, 2000, the accrued liability of $59 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. Hercules does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

LITIGATION

         We refer you to our Annual Report on Form 10-K for the period ended December 31, 1999 for a discussion of the following cases: Coley, et al. v. Hercules Incorporated, et al., No. 98 VSO 140933B (Fulton County, Georgia); Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (U.S. District Court, Central District of California); and Chang Ok-Lee, Individually and as Representative of a Class and Thomas Wolfe, Individually and as Representative of a Class v. Dow Chemical Co., et al., Civil Action No. 99-6127 (U.S. District Court, Eastern District of Pennsylvania). Since the filing of our Form 10-K, the court in the Coley case dismissed the other co-defendants, Georgia-Pacific and AlliedSignal, without prejudice. Otherwise, there have been no material developments in the ongoing litigation matters referred to above.

         At March 31, 2000, the consolidated balance sheet reflects a current liability of approximately $27 million for litigation (including claims but excluding matters covered in the Environmental section of this Report). This amount represents management's best estimate of the probable and reasonably estimable losses related to litigation. The extent of the liability is evaluated quarterly. While it is not feasible to predict the outcome of pending litigation, Hercules does not anticipate that its financial condition will be materially affected by the ultimate resolution of pending litigation in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

14.  SEGMENT INFORMATION

(Dollars in millions)
                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     2000            1999
                                                                     ----            ----
Net Sales:
       Process Chemicals and Services........................        $413            $412
       Functional Products...................................         202             208
       Chemical Specialties..................................         171             171
       Reconciling Items.....................................          (1)             --
                                                                     ----            ----
              Consolidated...................................        $785            $791
                                                                     ====            ====
Profit (Loss) from Operations:
       Process Chemicals and Services........................        $ 77            $ 78
       Functional Products...................................          52              54
       Chemical Specialties..................................          16              26
       Reconciling Items.....................................         (39)(a)         (35)(a)
                                                                     ----            ----
              Consolidated...................................        $106            $123
                                                                     ====            ====

(a) Reconciling items for the three months ended March 31, 2000 and 1999 includes goodwill and intangible asset amortization and other asset amortization of $25 million and $21 million, respectively, integration costs of $2 million and $7 million, respectively, and corporate research and development, corporate environmental and other corporate items not specifically allocated to business segments.

15.      PENDING TRANSACTIONS

         In February, 2000, we announced plans to form a new business venture with Lehman Brothers Merchant Banking Partners II L.P. The new business will include our food gums division, along with the Kelco biogums unit, which will be purchased from Monsanto by the new venture. The Lehman Brothers partnership will own 72% of the new entity, and we will own the remaining 28%. We expect that the new venture will have annual revenues of approximately $450 million.

         Further, we have entered into discussions with a third party to monetize our resins business and we are beginning to explore alternatives regarding our FiberVisions business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, "quarter" and "three-month period" refer to the first quarter of 2000 and the three months ended March 31, 2000. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

         The table below reflects Net sales and Profit from operations for the quarters ended March 31, 2000 and March 31, 1999, excluding integration charges of $2 million and $9 million, respectively. These charges are primarily for employee incentive and retention, consulting, legal and other costs associated with the 1998 acquisition of BetzDearborn Inc. With the exception of $2 million of such charges reflected in 1999 cost of sales, these charges are reflected in Other operating expense in both quarters. Additionally, 1999 Net sales and Profit from operations of the Functional Products segment have been adjusted to eliminate the results of this segment's Agar businesses, which was sold in December 1999. The above adjustments are provided to facilitate comparisons.

(Dollars in millions)
                                          Three Months Ended March 31,
                                          ----------------------------
                                              2000          1999
                                              ----          ----
Net Sales by Industry Segment:
       Process Chemicals and Services        $ 413         $ 412
       Functional Products ..........          202           202
       Chemical Specialties .........          171           171
       Reconciling Items ............           (1)           --
                                             -----         -----
              Total .................        $ 785         $ 785
                                             =====         =====

Profit (Loss) from Operations:
       Process Chemicals and Services        $  77         $  80
       Functional Products ..........           52            53
       Chemical Specialties .........           16            26
       Reconciling Items ............          (37)(a)       (28)(b)
                                             -----         -----
              Total .................        $ 108         $ 131
                                             =====         =====

(a) Includes $25 million of goodwill and intangible asset amortization and other asset amortization, approximately $9 million of environmental and other corporate charges, and approximately $3 million of corporate research and development costs.

(b) Includes $21 million of goodwill and intangible amortization and other asset amortization, approximately $4 million of environmental and other corporate charges, and approximately $3 million of corporate research and development costs.

         The discussion that follows speaks to comparisons in the table through Profit from operations.

         Consolidated Net sales were flat for the quarter as volume improvement across all three segments were offset by the negative impact of the stronger dollar relative to foreign currencies and slightly lower pricing in the Process Chemicals and Services and Functional Products segments. Excluding the impact of the stronger dollar, revenues increased approximately $33 million or 4%. Consolidated Profit from operations declined $23 million or approximately 18% as volume improvements were more than offset by higher costs, primarily higher polypropylene raw material costs in the Chemical Specialties segment, the impact of the stronger dollar and lower pricing in the Process Chemicals and Services and Functional Products segments, and higher corporate charges in Reconciling Items. Excluding the impact of the stronger dollar, consolidated Profit from operations declined approximately $15 million or approximately 11%.

         Process Chemicals and Services segment Net sales were essentially flat. Higher volumes to the paper markets and to the Asia Pacific region were offset by the effect of a stronger dollar and price erosion in the pulp and paper markets in Europe. We had previously announced price increases broadly across the segment to take effect during the second quarter of this year. Excluding the effects of rates of exchange, revenues are up approximately $13 million or 3%. Profit from operations declined $3 million, or approximately 4% as the volume improvements were more than offset by price declines, higher operating costs and the impact of the stronger dollar. Excluding currency effects, Profit from operations was flat.

         Functional Products segment Net sales were flat. Volume improvements in the domestic and European paint and construction markets, as well as pectin volume improvements in these two regions, were offset by the effects of a stronger U.S. dollar and lower pricing due to competitive pricing pressure. We have previously announced price increases broadly across the segment to take effect during the second quarter. Excluding currency effects, revenues rose approximately $12 million or 6%. Profit from operations was essentially flat as the volume improvements were offset by pricing declines and the relative strength of the dollar versus foreign currencies. Excluding the impact of the stronger dollar, Profit from operations increased approximately $3 million or 5%.

         Chemical Specialties segment Net sales were flat also as volume improvement in the resins and fibers markets, particularly in Asia, were offset by the stronger dollar relative to foreign currencies. Excluding currency effects revenues were up approximately $8 million or 5%. Profit from operations is $10 million or 38% lower primarily as a result of significantly higher polypropylene resin costs and the relatively higher costs associated with meeting European demand in the hygenics market with domestically sourced production. These factors were partly offset by volume improvements. We anticipate passing along to our customers a portion of the raw material price increase over the remainder of the year and will be bringing additional capacity on line in Europe during the fourth quarter to meet the demands of the hygenics market there. Excluding currency effects, Profit from operations declined approximately $9 million or 35%.

         Interest and debt expense decreased $10 million for the quarter primarily as a result of lower overall financial leverage and lower borrowing costs.

         Other income, net (see Note 7) increased $2 million primarily due to foreign exchange and translation gains.

         The effective tax rate of 35.7% for the quarter reflects the benefit of a favorable resolution of prior years' assessments. The anticipated rate for 2000 is 36% and reflects the implementation of tax planning initiatives begun last year. The effective tax rate of 38.7% and 31% for the first quarter of 1999 and full year 1999, respectively, also reflects the benefit of adjustments related to prior years' assessments, as well as utilization of capital losses in the second, third, and fourth quarters. Additionally, all periods were negatively impacted by the effects of nondeductible goodwill and intangible asset amortization.

         FINANCIAL CONDITION

         Liquidity and financial resources: Net cash used in operations was $12 million for the quarter compared to cash provided by operations of $13 million in 1999. The decrease primarily reflects the payment of legal settlements, net of insurance recoveries, higher cash outlays for termination benefits and other exit costs (see Note 8), and higher cash tax payments, partly offset by lower interest payments. Current and quick ratios have increased to 1.0 and .7, respectively, at March 31, 2000, compared with .9 and .6, respectively at December 31, 1999. As of March 31, 2000, we have $364 million available under our revolving credit agreement and $308 million of short-term lines of credit. Additionally, we have $1,763 million available under our shelf registration, which allows us to issue equity, equity-like, and debt securities.

         Capital Structure and Commitments: Total capitalization (stockholders' equity, company obligated preferred securities of subsidiary trusts, and debt) increased to $4.4 billion at March 31, 2000, from $4.3 billion at year-end 1999. The ratio of debt-to-total capitalization increased to 58% at March 31, 2000 from 57% at December 31, 1999.

         The increase in capital expenditures during the quarter primarily reflects expenditures related to pectin capacity increases in Germany and Brazil and a methylcellulose capacity increase in Belgium in the Functional Products segment. The higher Other investing activities is primarily the result of capitalization of cost related to internally developed software.

         RISK FACTORS

         Market Risk - Fluctuations in interest and foreign currency exchange rates affect our financial position and results of operations. We use several strategies to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow. Sensitivity of our financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The market values for interest rate risk are calculated by utilizing a third-party software model that utilizes standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

         Our derivative and other financial instruments subject to interest rate risk consist of debt instruments, interest rate swaps, and currency swaps. At March 31, 2000, net market value of these combined instruments was a liability of $3.37 billion. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at March 31, 2000 would result in an $68 million decrease in the net market value of the liability. A 100-basis point decrease in interest rates at March 31, 2000 would result in a $79 million increase in the net market value of the liability. The change in the sensitivity level from year-end 1999 is primarily due to the fixed distribution rates associated with the Trust Originated Preferred Securities and the preferred security component of the CRESTS units (see Note 10), as well as a reduction in the notional amount of the interest rate swaps related to our euro-denominated debt obligations in anticipation of the refinancing of such obligations.

         Our financial instruments, subject to changes in equity price risk including the warrants component of the CRESTS Units issued in 1999 (see Note
10), represent a net obligation of $21 million. The sensitivity analysis assumes an instantaneous 10% change in valuation with all other variables held constant. A 10% increase in market values at March 31, 2000 would increase the net obligation by $10 million, while a 10% decrease would reduce the net obligation by $9 million. The change in equity price risk from year-end 1999 is primarily from the impact of the reduction in our stock price on the warrants component of the CRESTS units.

         Our financial instruments, subject to foreign currency exchange risk, consist of foreign currency forwards, options, and foreign currency debt and represent a net liability position of $860 million at March 31, 2000. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at March 31, 2000 would result in a $1 million decrease in the net liability position, while a 10% weakening of the dollar versus all currencies would result in a $1 million increase in the net liability position. The change in the sensitivity level from year-end 1999 is primarily due to the hedging of our euro-denominated debt obligations with a series of foreign exchange forward contracts in anticipation of the refinancing of such obligations.


         Foreign exchange forward and option contracts are generally used to hedge firm and anticipated foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. There are presently no significant restrictions on the remittance of funds generated by our operations outside the United States.

         Environmental - Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $59 million and $228 million. We do not anticipate that our financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected (see Note 13).

         Environmental remediation expenses are funded from internal sources of cash. Such expenses are not expected to have a significant effect on the company's ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows.

         Litigation - Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage, and personal injury matters. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period (see Note 13).

         PENDING TRANSACTIONS

         As we announced in the fourth quarter of 1999, we have initiated steps to exit the nitrocellulose business, part of the Functional Products segment. As a result of this decision, we anticipate incurring site restoration costs, charges for employee termination benefits, and other charges in 2000.

         On February 22, 2000, we announced a new corporate strategy focused on cash generation, debt reduction and growth of the core businesses: Pulp and Paper, BetzDearborn, and Aqualon. As part of this strategy, we will monetize our investment in our Food Gums business through the formation of a joint venture with Lehman Brothers Merchant Banking Partners II L.P. This new venture will subsequently acquire the Kelco biogums business from Monsanto. The Lehman Brothers partnership will own approximately 72% of the new entity and we will own approximately 28%. We expect that the new entity will have annual revenues of approximately $450 million (see Note 15).

         Further, we have entered into discussions with a third party to monetize our resins business and we are beginning to explore alternatives regarding our FiberVisions business (see Note 15).

         In addition to monetizing assets, we will be concentrating on improving our asset utilization, working capital management and reducing corporate overhead costs. We expect to generate in excess of $1 billion of cash through all of these actions. The above actions may result in exit costs and other charges in 2000 as plans are finalized.

         YEAR 2000 COMPLIANCE

         We recognized the need to ensure that our operations and relationships with our business partners would not be adversely affected by the Year 2000 problem, and thus developed and implemented a comprehensive project that addressed those areas of potential vulnerability. We created a cross-functional

Year 2000 Program Office at the corporate level to coordinate and provide policies, guidance, and support for our Year 2000 initiatives. Site compliance teams were also formed at all major sites worldwide.

         We did not experience any difficulties related to the Year 2000 problem on December 31, 1999 and have not experienced any such difficulties of which we are aware since that date. Our operations have not, to date, been adversely affected by any difficulties experienced by any of our suppliers or customers in connection with the Year 2000 problem. We will continue to monitor our systems for potential difficulties through the remainder of calendar year 2000.


Forward-looking Statement

This quarterly report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on reasonable assumptions. Results could differ materially depending on such factors as Hercules' inability to generate cash and reduce debt, business climate, economic and competitive uncertainties, Hercules' inability to monetize certain of its identified businesses, higher manufacturing costs, reduced level of customer orders, ability to integrate BetzDearborn, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates, adverse legal and regulatory developments, and adverse changes in economic and political climates around the world. Accordingly, there can be no assurance that Hercules will meet analysts' earnings estimates. As appropriate, additional factors are contained in reports filed with the Securities and Exchange Commission. This paragraph is included to provide safe harbor for forward-looking statements, which are not required to be publicly revised as circumstances change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For discussion of quantitative and qualitative disclosure about market risk, see the caption "Risk Factors" under Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        For information related to Legal Proceedings, see notes to financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Below is a summary of the final voting results from the April 27, 2000 annual meeting of our shareholders. A quorum of 97,586,379 or 91.22% of the outstanding voting shares were present in person or by proxy at the annual meeting.

         1.       Election of Directors

         Four of our 13 directors had terms that expired during 2000 and stood for reelection this year. The four directors received a majority of the votes necessary for reelection and are listed below:

                  Name                                            For               Withhold Authority
                  ----                                            ---               ------------------
                  Richard M. Fairbanks, III                   94,315,040                 3,271,339
                  Alan R. Hirsig                              94,308,231                 3,278,148
                  Edith E. Holiday                            93,644,270                 3,942,109
                  H. Eugene McBrayer                          94,272,984                 3,313,395

         Directors continuing in office after the meeting are: Vincent J. Corbo (Chairman of the Board), John G. Drosdick, Robert G. Jahn, Gaynor N. Kelley, Ralph L. MacDonald, Jr., George MacKenzie, Peter McCausland, John A. H. Shober, and Paula A. Sneed. Mr. MacKenzie was elected to the Board on April 5, 2000, to fill the unexpired director's term of R. Keith Elliott, who retired as Chairman on April 1, 2000.

         2. Ratification of PricewaterhouseCoopers LLP as Independent Accountants, which proposal received a majority of the votes necessary for ratification.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Please see the exhibits listed on the Exhibit Index.

         (b)      Reports on Form 8-K.

                  Hercules did not file any Current Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HERCULES INCORPORATED


                                       By:   /s/ George MacKenzie
                                             -------------------------------
                                             George MacKenzie
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer and
                                             duly authorized signatory)
                                             May 12, 2000


                                       By:   /s/ Michael J. Scott
                                             -------------------------------
                                             Michael J. Scott
                                             Vice President and Controller
                                             (Principal Accounting Officer)
                                             May 12, 2000

                                  EXHIBIT INDEX

Number                     Description                                           Incorporated by Reference to
------                     -----------                                           ----------------------------
3-A.1           Restated Certificate of Incorporation of Hercules                Exhibit 3-A to Hercules' Annual
                Incorporated as revised and amended July 6, 1988                 Report on Form 10-K for the
                                                                                 year ended December 31, 1992.

3-A.2           Certificate of Amendment dated October 24, 1995 to the           Exhibit 4.1 a to Hercules'
                Restated Certificate of Incorporation of Hercules                Registration Statement on Form
                Incorporated as revised and amended July 5, 1998                 S-3, filed September 15, 1998
                                                                                 (File No. 333-63423).

3-B             By-Laws of Hercules Incorporated as revised and amended          Exhibit 3-B to Hercules' Annual
                October 30, 1991                                                 Report on Form 10-K for the
                                                                                 year ended December 31, 1992.

4-A             Amendment No. 3 dated as of January 24, 2000, to the             Exhibit 4-AD to Hercules' Annual
                Amended and Restated Trust Agreement of Hercules                 Report on Form 10-K for the year
                Trust V, as amended                                              December 31, 1999.

4-B             Fifth Supplemental Indenture, dated as of January 24,            Exhibit 4-AE to Hercules' Annual
                2000, to the Junior Subordinated Debentures Indenture,           on Form  10-K  for the year
                as supplemented, between Hercules and Chase Manhattan            ended December 31, 1999.
                Bank, dated November 12, 1998

4-C             Amendment No. 4 dated as of February 9, 2000, to the             Exhibit 4-AF to Hercules' Annual
                Amended and Restated Trust Agreement of Hercules                 Report on Form 10-K for the year
                Trust V, as amended                                              ended December 31, 1999.

4-D             Sixth Supplemental Indenture, dated as of February 9,            Exhibit 4-AG to Hercules' Annual
                2000, to the Junior Subordinated Debentures Indenture,           Report on Form 10-K for the year
                as supplemented, between Hercules and Chase Manhattan            ended December 31, 1999.
                Bank, dated November 12, 1998

4-E             Remarketing and Contingent Purchase Agreement, dated             Exhibit 4-AH to Hercules' Annual
                as of February 9, 2000, between Hercules and Banc of             Report on Form 10-K for the year
                America Securities LLC                                           ended December 31, 1999.

4-F             Form of RHINOS Preferred Securities                              Included as Exhibit A-1 to
                                                                                 Exhibit 4-C to this Form 10-Q.

4-G             Form of Auction Rate Reset Junior Subordinated Note              Included as Exhibit A to
                Series A                                                         Exhibit 4-B to this Form 10-Q.

27              Financial Data Schedule