Form 10-Q
period 2000-06-30
HERCULES INC
filed 2000-08-15
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000
                          Commission file number 1-496

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

Yes X   No


As of July 31, 2000, 107,430,659 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions, except per share)


                                                                               (Unaudited)
                                                        Three Months Ended June 30,    Six Months Ended June 30,
                                                        ---------------------------    -------------------------
                                                             2000         1999              2000         1999
                                                             ----         ----              ----         ----
Net sales ...........................................     $   822      $   833           $ 1,620      $ 1,639
Cost of sales .......................................         462          456               912          894
Selling, general, and administrative expenses .......         206          193               403          390
Research and development ............................          20           20                41           41
Goodwill and intangible asset amortization ..........          20           20                40           40
Other operating expenses ............................          18            6                22           13
                                                          -------      -------           -------      -------

Profit from operations ..............................          96          138               202          261

Equity in income of affiliated companies ............          --           --                --            1
Interest and debt expense ...........................          42           47                74          107
Preferred security distributions of subsidiary trusts          23           12                46           17
Other income (expense), net .........................          (6)           4                (1)           7
                                                          -------      -------           -------      -------

Income before income taxes ..........................          25           83                81          145
Provision for income taxes ..........................           9           27                29           51
                                                          -------      -------           -------      -------

Net income ..........................................     $    16      $    56           $    52      $    94
                                                          =======      =======           =======      =======

Earnings per share:
        Basic .......................................     $  0.15      $  0.56           $  0.49      $  0.93
                                                          =======      =======           =======      =======
        Diluted .....................................     $  0.15      $  0.56           $  0.49      $  0.93
                                                          =======      =======           =======      =======

Dividends per share .................................     $  0.27      $  0.27           $  0.54      $  0.54
                                                          =======      =======           =======      =======

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET

(Dollars in  millions)                                         (Unaudited)
                                                              June 30, 2000   December 31, 1999
                                                              -------------   -----------------
ASSETS
Current assets
       Cash and cash equivalents .........................       $    65           $    63
       Accounts and notes receivable, net ................           630               635
       Other current assets ..............................            90               131
       Inventories
              Finished products ..........................           191               187
              Materials, supplies, and work in process ...           181               193
       Deferred income taxes .............................           144               129
                                                                 -------           -------
       Total current assets ..............................         1,301             1,338
Property, plant, and equipment ...........................         2,970             2,978
Accumulated depreciation and amortization ................         1,667             1,657
                                                                 -------           -------
Net property, plant, and equipment .......................         1,303             1,321
Goodwill and other intangible assets (net of
        accumulated amortization - 2000,
        $170; 1999, $130).................................         2,484             2,570
Other assets .............................................           685               667
                                                                 -------           -------
       Total assets ......................................       $ 5,773           $ 5,896
                                                                 =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Accounts payable ..................................       $   240           $   320
       Accrued expenses ..................................           467               526
       Short-term debt ...................................           686               678
       Income taxes payable ..............................            23                35
                                                                 -------           -------
       Total current liabilities .........................         1,416             1,559

Long-term debt ...........................................         1,882             1,777
Deferred income taxes ....................................           284               287
Postretirement benefits and other liabilities ............           390               418

Company-obligated preferred securities of
     subsidiary trusts ...................................           992               992
Stockholders' equity
       Common stock (shares issued: 2000 -
          159,984,444; 1999 - 159,976,730) ...............            83                83
       Additional paid-in capital ........................           739               757
       Unearned compensation .............................          (119)             (123)
       Other comprehensive losses ........................          (109)              (44)
       Retained earnings .................................         2,120             2,125
                                                                 -------           -------
                                                                   2,714             2,798
       Reacquired stock, at cost (shares: 2000-
           52,811,411; 1999 - 53,587,365) ................         1,905             1,935
                                                                 -------           -------
       Total stockholders' equity ........................           809               863
                                                                 -------           -------
       Total liabilities and stockholders' equity ........       $ 5,773           $ 5,896
                                                                 =======           =======

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW

(Dollars in millions)                                                      (Unaudited)
                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                         2000       1999
                                                                         ----       ----

Net cash provided by operations .................................       $  23      $  61
                                                                        -----      -----

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures ............................................        (109)       (79)
Proceeds of investment and fixed asset disposals ................          12          8
Acquisitions, net of cash acquired ..............................          (5)        --
Other, net ......................................................         (21)        (6)
                                                                        -----      -----
       Net cash used in investing activities ....................        (123)       (77)
                                                                        -----      -----

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds .........................................         384        218
Long-term debt repayments .......................................        (253)      (560)
Change in short-term debt .......................................          23         61
Payment of underwriting fees ....................................          --        (11)
Proceeds from issuance of subsidiary trust's preferred securities          --        362
Common stock issued .............................................           6          4
Common stock reacquired .........................................          (1)        (3)
Proceeds from issuance of subsidiary preferred stock ............          --         12
Dividends paid ..................................................         (57)       (54)
                                                                        -----      -----
       Net cash provided by financing activities ................         102         29
                                                                        -----      -----

Effect of exchange rate changes on cash .........................          --         (3)
                                                                        -----      -----

Net increase in cash and cash equivalents .......................           2         10
Cash and cash equivalents - beginning of period .................          63         68
                                                                        -----      -----
Cash and cash equivalents - end of period .......................       $  65      $  78
                                                                        =====      =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest (net of amount capitalized) .....................       $  75      $ 102
       Preferred security distributions of subsidiary trusts ....          40          7
       Income taxes .............................................          33         29
Noncash investing and financing activities:
       Incentive and other employee benefit
       plan stock issuances .....................................          10          8
       Conversions of debentures ................................          --          1
       Acquisition of minority interest .........................         (11)        --


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)


                                                                     (Unaudited)

                                             Three Months Ended June 30,     Six Months Ended June 30,
                                             ---------------------------     -------------------------
                                                 2000          1999             2000          1999
                                                 ----          ----             ----          ----
Net income .............................         $ 16          $ 56             $ 52          $ 94

Foreign currency translation,
     net of tax .........................         (61)           13              (65)            3
                                                 ----          ----             ----          ----

Comprehensive income (loss) ............         ($45)         $ 69             ($13)         $ 97
                                                 ====          ====             ====          ====


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

         Effective with the second quarter 2000, we changed our policy regarding the classification of shipping and handling. Costs for shipping and handling that were previously reported as a direct reduction of sales revenues are now being reported as a component of cost of sales. Accordingly, net sales and cost of sales for prior periods have been restated to reflect this change for purposes of comparability. Net sales and cost of sales for the three and six months ended June 30, 1999 were increased by $16 million and $31 million, respectively. There is no impact on operating profits as a result of this change.

2. Revenue Recognition - Revenue is recognized generally upon shipment of goods and passage of title. Service revenue is recognized as services are performed.

3. The following table shows the amounts used in computing earnings per share
(EPS) and the effect on income and the weighted-average number of shares of dilutive potential common stock:

(Amounts are in millions,                          Three Months Ended June 30,        Six Months Ended June 30,
except per share data):                            ---------------------------        -------------------------
                                                      2000             1999             2000             1999
                                                    --------         --------         --------         --------
Basic
        Net income ........................         $     16         $     56         $     52         $     94
        Weighted-average shares
          outstanding .....................            107.1            100.9            106.9            100.9
                                                    --------         --------         --------         --------
        EPS ...............................         $   0.15         $   0.56         $   0.49         $   0.93
                                                    ========         ========         ========         ========

Diluted
        Net income ........................         $     16         $     56         $     52         $     94
        Interest on convertible
          debentures ......................               --               --               --               --
                                                    --------         --------         --------         --------
        Net income for EPS calculation ....         $     16         $     56         $     52         $     94
                                                    ========         ========         ========         ========

        Weighted-average shares
          outstanding......................            107.1            100.9            106.9            100.9
        Options ...........................               --               .3               --               .3
        Debentures ........................               .2               .3               .2               .3
                                                    --------         --------         --------         --------
        Adjusted weighted-average shares ..            107.3            101.5            107.1            101.5
                                                    --------         --------         --------         --------
        EPS ...............................         $   0.15         $   0.56         $   0.49         $   0.93
                                                    ========         ========         ========         ========

4. Cost and expenses include depreciation as follows:

(Dollars in millions)               June 30,
                                ----------------
                                2000        1999
                                ----        ----
Three months ended .......      $34         $34
Six months ended .........       67          68

5. Other operating expenses for the three and six months ended June 30, 2000 include $24 million of charges for both periods associated with the sale of the nitrocellulose business, of which $3 million is for severance benefits for approximately 100 employees. This is partially offset by $11 million of recoveries of insurance and environmental claims for both periods. The three and six months ended June 30, 2000 include integration costs of $1 million and $3 million, respectively, primarily for employee retention, consulting, legal and other costs associated with the BetzDearborn acquisition. Additionally, environmental charges of $4 million and $6 million, respectively, were also incurred during the corresponding periods.

         Other operating expenses for the three and six months ended June 30, 1999 include integration costs of $3 million and $10 million and environmental charges of $3 million and $4 million, respectively.

6. Interest and debt costs are summarized as follows:

(Dollars in millions)
                        Three Months Ended June 30,    Six Months Ended June 30,
                        ---------------------------    -------------------------
                             2000         1999             2000         1999
                             ----         ----             ----         ----
Costs incurred ...           $ 45         $ 50             $ 79         $113
Amount capitalized ...          3            3                5            6
                             ----         ----             ----         ----
Interest expense .....       $ 42         $ 47             $ 74         $107
                             ====         ====             ====         ====

7. Other income (expense), net, for the three and six months ended June 30, 2000 includes $2 million in charges for litigation. Additionally, the three months ended June 30, 2000 includes foreign currency losses of $2 million while the six months ended June 30, 2000 includes net foreign currency gains of $1 million.

8. The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs, primarily related to the 1998 plans initiated upon the acquisition of BetzDearborn. In addition, we terminated approximately 100 employees in connection with the sale of our nitrocellulose business (see
Note 5). This resulted in the addition of approximately $4 million in severance benefits to the accrued liability. As a result of these plans, we estimate approximately 1,400 employees will be terminated, of which approximately 1,175 employee terminations have occurred since inception of the aforementioned plans.

         Pursuant to the plans in place, approximately 185 employees were terminated during the six months ended June 30, 2000. Cash payments during 2000 included $23 million for severance benefits and $7 million for other exit costs. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

(Dollars in millions)                        Six Months Ended June 30,
                                             -------------------------
                                                2000           1999
                                                ----           ----
Balance at beginning of year .........         $  77          $ 130
       Additional termination
          benefits ...................             4             --
       Cash payments .................           (30)           (19)
                                               -----          -----

Balance at end of period .............         $  51          $ 111
                                               =====          =====

         Severance benefit payments are based on years of service and generally continue for 3 months to 24 months subsequent to termination. We expect to substantially complete remaining actions under the plans by the end of 2000.

9. A summary of short-term and long-term debt follows:

(Dollars in millions)     June 30,    December 31,
                             2000            1999
                             ----            ----
SHORT-TERM:
Banks ..................     $ 49            $ 26
Current maturities .....      637             652
                             ----            ----
                             $686            $678
                             ====            ====

         At June 30, 2000, we had $323 million of unused lines of credit that may be drawn as needed. Lines of credit in use at June 30, 2000 were $32 million.

(Dollars in millions)                                      June 30,     December 31,
                                                               2000             1999
                                                               ----             ----
LONG-TERM:
6.15% notes due 2000 ..................................     $   100          $   100
6.60% notes due 2027 ..................................         100              100
7.85% notes due 2000 ..................................          --               25
6.625% notes due 2003 .................................         125              125
8% convertible subordinated debentures due 2010 .......           3                3
Term loan tranche A due in varying amounts through 2003       1,092            1,187
Term loan tranche C due 2000 ..........................         318              318
Revolving credit agreement due 2003 ...................         595              336
ESOP debt due in varying amounts through 2009 .........         103              106
Term notes at various rates from 5.23% to 9.60% due
     in varying amounts through 2006 ..................          72               80
Variable rate loans ...................................           6               41
Other .................................................           5                8
                                                            -------          -------
                                                              2,519            2,429
Current maturities of long-term debt ..................        (637)            (652)
                                                            -------          -------
Net long-term debt ....................................     $ 1,882          $ 1,777
                                                            =======          =======

         In 1998, we entered into a $3,650 million credit facility with a syndicate of banks which includes varying maturity term loans totaling $2,750 million, of which $1,410 million is still outstanding at June 30, 2000. In addition, the facility includes a $900 million revolving credit agreement, of which $595 million is outstanding at June 30, 2000. Through this revolving credit facility, a Canadian subsidiary of ours can borrow up to U.S. $100 million from select lenders in Canada in Canadian dollars. As of June 30, 2000, $85 million was outstanding under this facility. As of June 30, 2000, $305 million of the multi-currency revolver is available for use.

        In July 2000, we secured an amendment to one of the financial covenants included in our credit facility. The maximum leverage ratio, defined as debt/EBITDA, was amended to 3.75 to 1 from 3.5 to 1 for the period April 1, 2000 through June 30, 2000. As a result, we were in compliance with all of our covenants as of June 30, 2000. Based on current projections, there is a possibility that we will not fulfill certain covenants, as defined in the existing credit facility, within the second half of 2000. However, it is our intention to amend or refinance the credit facility and modify our debt structure to more appropriately support our core business model within the second half of 2000. We are confident that we will be successful in these efforts. The amendment discussed above will provide flexibility in the interim.

10. Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures consists of:

    (Dollars in millions)                           June 30,    December 31,
                                                        2000            1999
                                                        ----            ----
    Redeemable Hybrid INcome Overnight Shares ....      $200            $200
    9.42% Trust Originated Preferred Securities ..       362             362
    6-1/2% CRESTS Units ..........................       260             260
    Floating Rate Preferred Securities ...........       170             170
                                                        ----            ----
                                                        $992            $992
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

         Pursuant to amendments to the RHINOS agreements executed on February 9, 2000: (1) the interest rate on the RHINOS was reduced to LIBOR plus 1.5%, and
(2) the RHINOS may be remarketed at any time at the option of the holder. If the holder elects to initiate a remarketing, Hercules and Trust V have the right to redeem the RHINOS at a price equal to the aggregate liquidation amount of the RHINOS, plus accumulated and unpaid distributions. Upon a successful remarketing, the redemption date of the RHINOS will be extended for an additional year. If the RHINOS are not remarketed, they will be redeemed by Hercules and Trust V on February 9, 2002, unless, in the event of a failed remarketing, the holder of the RHINOS exercises its right to require Hercules to purchase the RHINOS within 15 days of a failed remarketing. Hercules paid an affiliate of the holder an extension fee of 2.25% of the aggregate liquidation amount of the RHINOS at the time of the February 2000 amendment.

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

         Trust I distributes quarterly cash payments it receives from Hercules on the debentures to its preferred security holders at an annual rate of 9.42% on the liquidation amount of $25 per preferred security. We may defer interest payments on the debentures at any time, for up to 20 consecutive quarters. If this occurs, Trust I will also defer distribution payments on its preferred securities. The deferred distributions, however, will accumulate distributions at a rate of 9.42% per annum.

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

CRESTS UNITS

         In July 1999, we completed a $350 million public offering of 350,000 CRESTS Units with Hercules Trust II, a wholly owned subsidiary trust ("Trust II"). Trust II used the proceeds from the sale of its preferred securities to purchase junior subordinated deferrable interest debentures of Hercules. Each CRESTS Unit consists of one preferred security of Trust II and one warrant to purchase 23.4192 shares of Hercules common stock at an initial exercise price of $1,000 (equivalent to $42.70 per share). The preferred security component of the CRESTS Units was initially valued at $741.46 per unit and the warrant component of the CRESTS Units was initially valued at $258.54 per warrant. The preferred security and warrant components of each CRESTS Unit may be separated and transferred independently. The warrants may be exercised, subject to certain conditions, at any time before March 31, 2029, unless there is a reset and remarketing event. No reset and remarketing event will occur before July 27, 2004, unless all of our common stock is acquired in a transaction that includes cash for a price above a predetermined level. As of June 30, 2000, no warrants had been exercised.

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

         Trust VI distributes quarterly cash payments it receives from Hercules on the debentures to its preferred security holders at an annual rate of LIBOR plus 2.45%, which is reset on a quarterly basis, on the liquidation amount of $1,000 per preferred securities. We may defer interest payments on the debentures at any time during the term of the preferred securities. If this occurs, Trust VI will also defer distribution payments on the preferred securities. The deferred distributions, however, will accumulate distributions at a rate of LIBOR plus 2.45%.

         Trust VI will redeem the preferred securities when the debentures are repaid at maturity on December 29, 2000. Hercules guarantees the obligations of Trust VI on the preferred securities.

11. The Board of Directors has authorized the repurchase of up to 74,650,000 shares of our common stock. Of this amount, 6,150,000 shares are intended for various employee benefit programs. Through June 30, 2000, a total of 66,695,094 shares (including 6,150,000 shares for employee benefit programs) had been purchased in the open market at an average price of $37.29 per share.

12. PENDING ACCOUNTING PRONOUNCEMENTS

          In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation, and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, is to be effective by the fourth quarter of 2000. While this SAB could impact the recognition of revenue with respect to certain contractual arrangements, as well as sales in certain foreign jurisdictions, we expect the impact on our profit from operations to be immaterial.

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). FASB 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We have not yet determined the impact that the adoption of FASB 133 will have on our financial statements.

13. COMMITMENTS AND CONTINGENCIES
 ENVIRONMENTAL
          Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for the investigation and cleanup is between $72 million and $241 million. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation; outcomes of negotiations with regulatory authorities, outcomes of litigation; changes in environmental laws and regulations; technological developments, and the years of remedial activity required, which could range from 0 to 30 years.

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

United States v. Vertac Chemical Corporation, USDA No. LR-C-92-137 (E.D. Ark.)

         We refer you to our Annual Report on Form 10-K for the period ended December 31, 1999 for a discussion of the ongoing litigation over liability at the Jacksonville, Arkansas site. As previously disclosed in our Form 10-K, we appealed a final judgment on the liability and allocation of response costs between Uniroyal and Hercules. Oral argument before the United States Court of Appeals for the Eighth Circuit took place on June 12, 2000. We await a decision on such appeal.

Hercules Incorporated v. The Aetna Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-CV (consolidated)

         In 1992, Hercules brought suit against its insurance carriers for past and future costs for cleanup of certain environmental sites. In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas site (see discussion above) was completed. The jury returned a "Special Verdict Form" with findings that, in conjunction with the Court's other opinions, were used by the Court to enter a judgment in August 1999. The judgment determined the amount of Hercules' recovery for past cleanup expenditures and stated that Hercules is entitled to similar coverage for costs incurred since September 30, 1997, and in the future. Since entry of the Court's August 1999 order, Hercules has entered into settlement agreements with several of its insurance carriers and has recovered certain settlement monies. The terms of those settlements and amounts recovered are confidential. Hercules has appealed certain of the trial court's rulings to the Delaware Supreme Court.

Brunswick, Georgia Consent Order and Related Matters

         We refer you to our Annual Report on Form 10-K for the period ended December 31, 1999, for a discussion on the Brunswick, Georgia, consent order and related matters. As noted therein, in February 1999, the Brunswick, Georgia plant was subject to a multi-media inspection conducted jointly by the U.S. Environmental Protection Agency (EPA) and the Georgia Environmental Protection Department (EPD). In March 2000, the EPD sent a proposed Consent Order to Hercules to resolve the potential areas of non-compliance identified in the February 1999 multi-media inspection; that proposed Consent Order included a penalty of $330,000. In August 2000, Hercules entered into a Consent Order with EPD to resolve these potential areas of non-compliance and to pay a penalty of $160,000.

         As also noted in our Annual Report on Form 10-K, our Hattiesburg, Mississippi plant was also subject to a multi-media inspection. In March 2000, the Mississippi Department of Environmental Quality (DEQ) sent a proposed Consent Order to Hercules which included a penalty of $232,500. Negotiations with the DEQ are continuing with respect to that Consent Order.

         At June 30, 2000, the accrued liability of $72 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. Hercules does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

Litigation

         We refer you to our Annual Report on Form 10-K for the period ended December 31, 1999 for a discussion of the following cases: Coley, et al. v. Hercules Incorporated, et al., No. 98 VSO 140933B (Fulton County, Georgia); Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (U.S. District Court, Central District of California); and Chang Ok-Lee, Individually and as Representative of a Class and Thomas Wolfe, Individually and as Representative of a Class v. Dow Chemical Co., et al., Civil Action No. 99-6127 (U.S. District Court, Eastern District of Pennsylvania). Except as noted below, there have been no material developments in the ongoing litigation referred to above.

         Since the filing of our Form 10-K, the court in the Coley case dismissed the other co-defendants, Georgia-Pacific and Allied Signal, without prejudice. On July 18, 2000, we were served with a complaint in a case captioned Erica Nicole Sullivan, et al. v. Hercules Incorporated and David T. Smith, Jr., Civil Action File No. 00-1-05463-99 (Cobb County, Georgia). Based on the allegations contained in the complaint, this matter is very similar to the Coley litigation, and is brought on behalf of approximately 700 plaintiffs for alleged personal injury and property damage arising from the discharge of hazardous waste from Hercules' plant. We deny any liability to plaintiffs, and we will vigorously defend this case.

         At June 30, 2000, the consolidated balance sheet reflects a current liability of approximately $26 million for litigation (including claims but excluding matters covered in the Environmental section of this Report). This amount represents management's best estimate of the probable and reasonably estimable losses related to litigation. The extent of the liability is evaluated quarterly. While it is not feasible to predict the outcome of pending litigation, Hercules does not anticipate that its financial condition will be materially affected by the ultimate resolution of pending litigation in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

Other Matters

         In January 2000, Hercules was served with a Grand Jury Subpoena by the United States Department of Justice seeking the production of documents in connection with the sale and pricing of carbon fiber and carbon prepreg by Hercules' former Composite Products Division. Hercules sold its Composite Products Division to Hexcel Corporation in April 1996. Hercules is cooperating with the Department of Justice in responding to that subpoena. This investigation concerns the same subject matter as the Thomas & Thomas Rodmakers
v. Newport Adhesives and Composites litigation referred to above and described in our Form 10-K.

14. SEGMENT INFORMATION

(Dollars in millions)                         Three Months Ended June 30,              Six Months Ended June 30,
                                              ---------------------------             ---------------------------
                                                2000                1999                2000                1999
                                              -------             -------             -------             -------
Net Sales:
       Process Chemicals and
          Services ..................         $   433             $   433             $   849             $   849
       Functional Products ..........             209                 224                 415                 436
       Chemical Specialties .........             180                 176                 357                 354
       Reconciling Items ............              --                  --                  (1)                 --
                                              -------             -------             -------             -------
              Consolidated ..........         $   822             $   833             $ 1,620             $ 1,639
                                              =======             =======             =======             =======

Profit (Loss) from Operations:
       Process Chemicals and
          Services ..................         $    81             $    89             $   158             $   167
       Functional Products ..........              53                  57                 105                 111
       Chemical Specialties .........              17                  23                  33                  49
       Reconciling Items ............             (55)(a)             (31)(b)             (94)(a)             (66)(b)
                                              -------             -------             -------             -------

              Consolidated ..........         $    96             $   138             $   202             $   261
                                              =======             =======             =======             =======

(a) Includes the following for the quarter and six-month period ended June 30, 2000, respectively: goodwill and intangible asset amortization of $20 million and $40 million, integration costs of $1 million and $3 million, environmental charges of $4 million and $6 million, corporate research and development costs of $3 million and $6 million, and $14 million and $26 million of other corporate items not specifically allocated to the business segments. Additionally, $24 million of charges associated with the sale of the nitrocellulose business, partially offset by $11 million of recoveries of insurance and environmental claims are included for both periods.

(b) Includes the following for the quarter and six-month period ended June 30, 1999, respectively: goodwill and intangible asset amortization of $20 million and $40 million, integration costs of $3 million and $10 million, environmental charges of $3 million and $4 million, corporate research and development costs of $2 million and $4 million, and $3 million and $8 million of other corporate items not specifically allocated to the business segments.

15. PENDING TRANSACTIONS

         In February 2000, we announced plans to form a new business venture with Lehman Brothers Merchant Banking Partners II L.P. The new business will include our food gums business, along with the Kelco biogums unit, which will be purchased from Monsanto by the new venture. The Lehman Brothers partnership will own 72% of the new entity, and we will own the remaining 28%. We expect that the new venture will have annual revenues of approximately $450 million. We anticipate this transaction will close in the second half of the year. Further, we are pursuing the sale of our resins business.

         In addition, we are continuing to explore alternatives regarding our FiberVisions business including the possibility of a divestiture. While we are aggressively pursuing all alternatives, any definitive actions could conceivably continue into 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, "quarter" and "six-month period" refer to the second quarter of 2000 and the six months ended June 30, 2000. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

         The table below reflects Net sales and Profit from operations for the quarters and six months ended June 30, 2000 and June 30, 1999. For these periods, Net sales and Profit from operations for the Functional Products segment have been adjusted to eliminate the results of this segment's Agar business, which was sold in December 1999 and the nitrocellulose business, which was sold in June 2000. The above adjustments are provided to facilitate comparisons.

(Dollars in millions)                     Three Months Ended June 30,              Six Months Ended June 30,
                                          ---------------------------             ---------------------------
                                            2000                1999                2000                1999
                                          -------             -------             -------             -------
Net Sales by Industry Segment:
       Process Chemicals
          and Services ..............     $   433             $   433             $   849             $   849
       Functional Products ..........         201                 204                 392                 396
       Chemical Specialties .........         180                 176                 357                 354
       Reconciling Items ............          --                  --                  (1)                 --
                                          -------             -------             -------             -------
              Total .................     $   814             $   813             $ 1,597             $ 1,599
                                          =======             =======             =======             =======

Profit (Loss) from Operations:
       Process Chemicals
          and Services ..............     $    81             $    89             $   158             $   169
       Functional Products ..........          53                  58                 104                 113
       Chemical Specialties .........          17                  23                  33                  49
       Reconciling Items ............         (41)(a)             (28)(b)             (78)(a)             (56)(b)
                                          -------             -------             -------             -------
              Total .................     $   110             $   142             $   217             $   275
                                          =======             =======             =======             =======

(a) Includes the following for the quarter and six-month period ended June 30, 2000 respectively: goodwill and intangible asset amortization of $20 million and $40 million, environmental charges of $4 million and $6 million, corporate research and development costs of $3 million and $6 million, and $14 million and $26 million of other corporate items not specifically allocated to the business segments.

(b) Includes the following for the quarter and six-month period ended June 30, 1999 respectively: goodwill and intangible asset amortization of $20 million and $40 million, environmental charges of $3 million and $4 million, corporate research and development costs of $2 million and $4 million, and $3 million and $8 million of other corporate items not specifically allocated to the business segments.

         The discussion that follows speaks to comparisons in the table through Profit from operations.

         Consolidated Net sales were essentially flat for the quarter and six months. Volume improvements across all three segments were offset by the negative impact of the stronger dollar, relative to foreign currencies, and slightly lower pricing in the Process Chemicals and Services and Functional Products segments. Excluding the impact of the stronger dollar, revenues increased $32 million or 4% during the quarter and $63 million or 4% for the six-month period. Consolidated Profit from operations declined $32 million or 23% during the quarter and $58 million or 21% for the six-month period. Volume improvements were more than offset by higher costs, primarily higher polypropylene raw material costs in the Chemical Specialties segment, the impact of the stronger dollar, lower pricing in the Process Chemicals and Services and Functional Products segments, and higher corporate charges in

Reconciling Items. Excluding the impact of the stronger dollar, consolidated Profit from operations declined $25 million or 17% during the quarter and $44 million or 16% for the six-month period.

         Process Chemicals and Services segment Net sales were essentially flat for the quarter and six-month period. Higher volumes were offset by the effect of a stronger dollar and price erosion in the pulp and paper markets. Excluding the effects of rates of exchange, revenues were up $11 million or 2% during the quarter and $24 million or 3% for the six-month period. Profit from operations declined $8 million or 9% during the quarter and $11 million or 7% for the six-month period. Volume improvements were more than offset by price declines, higher operating costs and the impact of the stronger dollar. Excluding currency effects, Profit from operations was down $5 million or 6% during the quarter and $5 million or 3% for the six-month period.

         In an effort to improve near- and long-term performance in the Process Chemicals and Services segment, we have undertaken an aggressive plan to address the servicing of select markets and customer segments. This effort includes the reallocation, and where appropriate, the reduction of resources. It is anticipated that we will reduce selling, general and administrative expenses in this segment by approximately $20 million on an annual basis.

         Functional Products segment Net sales were down $3 million or 2% during the quarter and $4 million or 1% for the six-month period. Volume improvements in the domestic and European paint and construction markets, as well as pectin volume improvements in these two regions, were offset by the effects of a stronger U.S. dollar and lower pricing due to competitive pricing pressure. Excluding currency effects, revenues rose $9 million or 4% during the quarter and $20 million or 5% for the six-month period. Profit from operations was down $5 million or 9% during the quarter and $9 million or 8% for the six-month period. Volume improvements were offset by pricing declines and the relative strength of the dollar versus foreign currencies. Excluding the impact of the stronger dollar, Profit from operations decreased $1 million or 2% during the quarter and $3 million or 2% for the six-month period.

         Chemical Specialties segment Net sales were up $4 million or 2% during the quarter and $3 million or 1% for the six-month period. Volume improvement in the resins and fibers markets, particularly in North America, were offset by the stronger dollar, particularly in Europe. Excluding currency effects, revenues were up $12 million or 7% during the quarter and $21 million or 6% for the six-month period. Profit from operations was down $6 million or 26% during the quarter and $16 million or 33% for the six-month period. This was a result of significantly higher polypropylene resin costs and the relatively higher costs associated with meeting European demand in the hygenics market with domestically sourced production. While the contractual lag associated with polypropylene resins is expected to continue into the third quarter of 2000, we anticipate the beginning of a recovery during the fourth quarter as these costs are forecasted to stabilize. These factors were partly offset by volume improvements and overall improved plant operability in the resins business. We anticipate passing along to our customers a portion of the raw material price increase over the remainder of the year and will be bringing additional capacity on line in Europe during the fourth quarter to meet the demands of the hygenics market there. Excluding currency effects, Profit from operations declined $5 million or 22% during the quarter and $14 million or 29% for the six-month period.

         Reconciling Items increased $13 million for the quarter and $22 million for the six-month period primarily as a result of higher software amortization and other information technology costs as well as higher environmental charges and higher research and development costs. The prior periods do not include significant amounts for software amortization as our principal enterprise-wide software project was brought online late in the fourth quarter of 1999.

         As a result of our intention to monetize our non-core businesses (see
Note 15), we are also proceeding with efforts to reallocate and reduce the corporate infrastructure to properly support the remaining core businesses under a new operating model. The restructuring effort, which will materialize as the transactions come to closure, will likely result in exit costs, including severance benefits, and other charges for those portions of the corporate infrastructure not identified to transfer with non-core businesses. We are also taking actions to reduce corporate costs, where possible, prior to the transaction closings.

         Interest and debt expense, combined with preferred security distributions, increased $6 million for the quarter, primarily as a result of higher interest rates compared to the prior year quarter. For the six-month period, interest and debt expense, combined with preferred security distributions, decreased $4 million primarily as a result of lower overall financial leverage.

         Other income (expense), net, decreased $10 million and $8 million for the quarter and six months ended June 30, 2000, respectively. The decline is primarily attributable to increased charges for litigation and lower gains on the disposition of non-operating properties and investments during the respective periods. In addition, the quarter reflects foreign currency losses as compared to foreign currency gains in the prior year quarter.

         The effective tax rate of 36% for the quarter reflects the benefit of a favorable court decision relating to the utilization of research and development credits. The effective tax rate for 2000 is anticipated to range in the mid-forties. The primary cause for the anticipated increase of the effective tax rate for calendar year 2000 is the effect of non-deductible goodwill and intangible asset amortization on a lower pre-tax earnings base. The revision in the effective tax rate for calendar year 2000 does not anticipate any additional tax planning initiatives. The effective tax rate of 33% for the second quarter of 1999 and six-month period, respectively, also reflects the benefit of adjustments related to prior years' assessments, as well as utilization of capital losses.

         FINANCIAL CONDITION

         Liquidity and financial resources: Net cash provided by operations was $23 million for the six-month period ended June 30, 2000, as compared to $61 million for the same period in 1999. The decrease primarily reflects the payment of legal settlements, net of insurance recoveries, higher cash outlays for termination benefits and other exit costs (see Note 8), higher cash tax payments and a larger payment of preferred security distributions, partly offset by lower interest payments. The current ratio of .9 remained flat at June 30, 2000, compared with December 31, 1999. The quick ratio has increased to .7 at June 30, 2000, compared with .6 at December 31, 1999. As of June 30, 2000, we have $305 million available under our revolving credit agreement and $323 million of short-term lines of credit. Additionally, we have $1,763 million available under our shelf registration, which allows us to issue equity, equity-like, and debt securities.

         The increase in capital expenditures over the prior year primarily reflects expenditures related to pectin capacity increases in Germany and Brazil and a methylcellulose capacity increase in Belgium in the Functional Products segment. The higher Other investing activities is primarily the result of capitalization of cost related to internally developed software.

         Capital Structure and Commitments: Total capitalization (stockholders' equity, company obligated preferred securities of subsidiary trusts, and debt) increased to $4.4 billion at June 30, 2000, from $4.3 billion at year-end 1999. The ratio of debt-to-total capitalization increased to 59% at June 30, 2000 from 57% at December 31, 1999.

         As discussed in Note 9, we are pursuing a refinancing or modification of our existing debt as part of an overall program to obtain a financial structure that will appropriately support the streamlined organization that includes the Agualon division, the BetzDearborn Division and the Pulp and Paper Division. It is possible that our credit rating may be impacted such that we will incur higher interest costs in future periods.

         Quarterly dividends of $0.27 per share have been declared and paid through the first half of 2000. Dividend policy is reviewed by our Board of Directors on a regular basis and the third quarter dividend will be addressed at the next meeting.

         RISK FACTORS

         Financial Risk - Fluctuations in interest and foreign currency exchange rates affect our financial position and results of operations. We use several strategies to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow. Sensitivity of our financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The market values for interest rate risk are calculated by utilizing a third-party software model that utilizes standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

         Our derivative and other financial instruments subject to interest rate risk consist of debt instruments, interest rate swaps, and currency swaps. At June 30, 2000, net market value of these combined instruments was a liability of $3.4 billion. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at June 30, 2000 would result in a $59 million decrease in the net market value of the liability. A 100-basis point decrease in interest rates at June 30, 2000 would result in a $67 million increase in the net market value of the liability. The change in the sensitivity level from year-end 1999 is primarily due to the fixed distribution rates associated with the Trust Originated Preferred Securities and the preferred security component of the CRESTS units (see Note 10), as well as the elimination of the notional amount of the interest rate swaps related to our euro-denominated debt obligations which were refinanced with U.S. dollar-denominated debt obligations during the second quarter of 2000.

         Our financial instruments, subject to changes in equity price risk including the warrants component of the CRESTS Units issued in 1999 (see Note
10), represent a net obligation of $17 million. The sensitivity analysis assumes an instantaneous 10% change in valuation with all other variables held constant. A 10% increase in market values at June 30, 2000 would increase the net obligation by $7 million, while a 10% decrease would reduce the net obligation by $7 million. The change in equity price risk from year-end 1999 is primarily from the impact of the reduction in our stock price on the warrants component of the CRESTS units.

         Our financial instruments, subject to foreign currency exchange risk, consist of foreign currency forwards and options and represent a net liability position of $3 million at June 30, 2000. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at June 30, 2000 would result in a $4 million decrease in the net liability position, while a 10% weakening of the dollar versus all currencies would result in a $4 million increase in the net liability position. The change in the sensitivity level from year-end 1999 is primarily due to the refinancing of our euro-denominated debt obligations with U.S. dollar-denominated debt obligations during the second quarter of 2000.

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

     As discussed in Note 9, in the unlikely event that our program is not successful and in the absence of a refinancing or modification of our existing debt, the debt under the existing credit facility, if not refinanced or modified, could possibly be classified as current, and subject to call.

         Environmental - Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $72 million and $241 million. We do not anticipate that our financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected (see Note 13).

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

         PENDING TRANSACTIONS

         On February 22, 2000, we announced a new corporate strategy focused on cash generation, debt reduction and growth of the core businesses: Pulp and Paper, BetzDearborn, and Aqualon. As part of this strategy, we will monetize our investment in our food gums business through the formation of a joint venture with Lehman Brothers Merchant Banking Partners II L.P. This new venture will subsequently acquire the Kelco biogums business from Monsanto. The Lehman Brothers partnership will own approximately 72% of the new entity and we will own approximately 28%. We expect that the new entity will have annual revenues of approximately $450 million. We anticipate this transaction will close in the second half of the year (see Note 15). Further, we are pursuing the sale of our resins business.

         In addition, we are continuing to explore alternatives regarding our FiberVisions business including the possibility of a divestiture. While we are aggressively pursing all alternatives, any definitive action could conceivably continue into 2001.

         YEAR 2000 COMPLIANCE

         We did not experience any difficulties related to the advent of the Year 2000 on December 31, 1999 and have not experienced any such difficulties of which we are aware since that date. Our operations have not, to date, been adversely affected by any difficulties experienced by any of our suppliers or customers in connection with the advent of the Year 2000. We will continue to monitor our systems for potential difficulties through the remainder of calendar year 2000.


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On August 4, 2000, the Board of Directors of Hercules adopted a Rights Agreement between Hercules and ChaseMellon Shareholder Services, L.L.C. as the Rights Agent. In connection with such Rights Agreement, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock. The dividend is payable on August 14, 2000, to the stockholders of record at the close of business on August 14, 2000, and the rights being issued are subject to the terms of the Rights Agreement.

         The Hercules Board of Directors adopted the Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, it works by imposing a significant penalty upon any person or group which acquires 10% or more of Hercules' outstanding common stock without the approval of Hercules' Board of Directors.

         A summary of the specific terms of the Rights Agreement is contained in our Registration Statement on Form 8-A filed on August 10, 2000. The summary is not complete, and should be read together with, the entire Rights Agreement, which is filed as an exhibit to the Registration Statement on Form 8-A, and incorporated by reference in this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Stockholders was held on April 27, 2000. Voting results were disclosed on our Form 10-Q for the period ended March 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Please see the exhibits listed on the Exhibit Index.

         (b)      Reports on Form 8-K.

                  Hercules did not file any Current Reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              HERCULES INCORPORATED


                                        By:   /s/ George MacKenzie
                                           -------------------------------------
                                              George MacKenzie
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer and
                                              duly authorized signatory)
                                              August 14, 2000


                                        By:   /s/ Michael J. Scott
                                           -------------------------------------
                                              Michael J. Scott
                                              Vice President and Controller
                                              (Principal Accounting Officer)
                                              August 14, 2000

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

3-B       By-Laws of Hercules Incorporated as revised and           Exhibit 3-B to Hercules' Annual
          amended October 30, 1991                                  Report on Form 10-K for the
                                                                    year ended December 31, 1992.

4-A       Rights Agreement between Hercules Incorporated            Exhibit 4.1 to Hercules'
          and ChaseMellon Shareholder Services, L.L.C.,             Registration of Certain Classes
          dated August 4, 2000                                      of Securities on Form 8-A, filed
                                                                    August 10, 2000.


10-A      First Amendment to Amended and Restated Credit
          Agreement dated March 31, 2000, among Hercules
          Incorporated, BetzDearborn Canada, certain subsidiaries of Hercules, the several banks and other financial institutions identified in the agreement and Bank of America, N.A., as administrative agent, and Bank of America Canada, as Canadian administrative agent.

10-B      Second Amendment to Amended and Restated
          Credit Agreement dated July 26, 2000, among
          Hercules Incorporated, BetzDearborn Canada, certain subsidiaries of Hercules, the several banks and other financial institutions identified in the agreement and Bank of America, N.A., as administrative agent, and Bank of America Canada, as Canadian administrative agent

27        Financial Data Schedule