Form 10-Q
period 2000-09-30
HERCULES INC
filed 2000-11-14
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000
                          Commission file number 1-496

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

     Yes   X       No  ___
           ----


     As of November 9, 2000, 107,434,824 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.


HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions, except per share)


                                                                                  (Unaudited)
                                                                       Three Months          Nine Months
                                                                          Ended                 Ended
                                                                      September 30,         September 30,
                                                                      ------------          ------------
                                                                     2000       1999       2000       1999
                                                                     ----       ----       ----       ----

Net sales ....................................................        $815       $828     $2,435    $2,467
Cost of sales.................................................         463        460      1,375     1,354
Selling, general, and administrative expenses.................         210        188        613       578
Research and development......................................          20         21         61        62
Goodwill and intangible asset amortization....................          20         20         60        60
Other operating (income) expenses.............................        (105)         1        (83)       14
                                                                      ----       ----       ----      ----

Profit from operations........................................         207        138        409       399

Equity in income of affiliated companies......................           -          -          -         1
Interest and debt expense.....................................          42         38        116       145
Preferred security distributions of subsidiary trusts.........          23         16         69        33
Other income (expense), net...................................         (13)        (2)       (14)        5
                                                                      ----       ----       ----      ----

Income before income taxes....................................         129         82        210       227
Provision for income taxes....................................          54         25         83        76
                                                                      ----       ----       ----      ----

Net income....................................................         $75        $57       $127      $151
                                                                       ===        ===       ====      ====

Earnings per share:
        Basic.................................................       $0.70      $0.54      $1.19     $1.48
                                                                     =====      =====      =====     =====
        Diluted                                                      $0.70      $0.54      $1.18     $1.47
                                                                     =====      =====      =====     =====

Dividends per share...........................................       $0.08      $0.27      $0.62     $0.81
                                                                     =====      =====      =====     =====


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET

(Dollars in  millions)                                                                (Unaudited)
                                                                           September 30,        December 31,
                                                                                2000                1999
                                                                                ----                ----
ASSETS
Current assets
       Cash and cash equivalents..............................                  $    48            $   63
       Accounts and notes receivable, net.....................                      584               635
       Other current assets...................................                       90               131
       Inventories
              Finished products...............................                      171               187
              Materials, supplies, and work in process........                      138               193
       Deferred income taxes..................................                      146               129
                                                                                 ------            ------
       Total current assets...................................                    1,177             1,338
                                                                                  -----             -----

Property, plant, and equipment................................                    2,541             2,978
Accumulated depreciation and amortization.....................                   (1,424)           (1,657)
                                                                                 -------           -------
Net property, plant, and equipment............................                    1,117             1,321
Goodwill and other intangible assets (net of
  accumulated amortization - 2000, $190; 1999, $130) .........                    2,415             2,570
Other assets  ................................................                      721               667
                                                                                 --------         -------
       Total assets...........................................                   $5,430            $5,896
                                                                                 ======            ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Accounts payable.......................................                     $221            $  320
       Accrued expenses.......................................                      478               526
       Short-term debt........................................                      685               678
       Income taxes payable...................................                       78                35
                                                                                  -----          --------
       Total current liabilities..............................                    1,462             1,559

Long-term debt................................................                    1,470             1,777
Deferred income taxes.........................................                      263               287
Postretirement benefits and other liabilities.................                      380               418

Company-obligated preferred securities of
     subsidiary trusts........................................                      992               992
Stockholders' equity
       Common stock (shares issued:  2000 -
          159,984,444; 1999 - 159,976,730)....................                       83                83
       Additional paid-in capital.............................                      731               757
       Unearned compensation..................................                     (117)             (123)
       Other comprehensive losses.............................                     (127)              (44)
       Retained earnings......................................                    2,187             2,125
                                                                                  -----             -----
                                                                                  2,757             2,798
       Reacquired stock, at cost (shares:  2000 -
           52,514,906; 1999 - 53,587,365).....................                   (1,894)           (1,935)
                                                                                 -------           -------
       Total stockholders' equity.............................                      863               863
                                                                                 ------            ------
       Total liabilities and stockholders' equity.............                   $5,430            $5,896
                                                                                 ======            ======

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW

(Dollars in millions)                                                                               (Unaudited)
                                                                                                    Nine Months
                                                                                                       Ended
                                                                                                    September 30,

                                                                                              2000                1999
                                                                                              ----                ----

Net cash provided by operations................................................              $    86            $   158
                                                                                             -------            -------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures...........................................................                 (155)              (120)
Proceeds of investment and fixed asset disposals...............................                  416                 22
Acquisitions, net of cash acquired ............................................                   (6)               (10)
Other, net.....................................................................                  (22)               (25)
                                                                                             -------           --------
       Net cash provided by (used in) investing activities.....................                  233               (133)
                                                                                             -------           --------

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds........................................................                  527                239
Long-term debt repayments......................................................                 (838)            (1,076)
Change in short-term debt......................................................                   54                 39
Payment of underwriting fees...................................................                   --                (20)
Proceeds from issuance of subsidiary trust preferred securities................                   --                622
Proceeds from issuance of warrants                                                                --                 90
Common stock issued............................................................                   10                180
Common stock reacquired........................................................                   (1)                (4)
Proceeds from issuance of subsidiary preferred stock...........................                   --                 12
Dividends paid.................................................................                  (86)               (83)
                                                                                            --------          ---------
       Net cash used in financing activities...................................                 (334)                (1)
                                                                                            --------          ---------

Effect of exchange rate changes on cash........................................                   --                 (4)
                                                                                           ---------          ---------

Net increase (decrease) in cash and cash equivalents...........................                  (15)                20
Cash and cash equivalents - beginning of period................................                   63                 68
                                                                                           ---------          ---------
Cash and cash equivalents - end of period......................................            $      48          $      88
                                                                                           =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest (net of amount capitalized)....................................              $    107           $    141
       Preferred security distributions of subsidiary trusts...................                    62                 20
       Income taxes............................................................                    13                 48
Noncash investing and financing activities:
       Incentive and other employee benefit plan stock issuances...............                    12                  8
       Conversions of debentures...............................................                    --                  1
       Acquisition of minority interest........................................                   (11)                --


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in millions)


                                                                                      (Unaudited)
                                                                         Three Months              Nine Months
                                                                            Ended                     Ended
                                                                        September 30,             September 30,
                                                                        ------------              ------------
                                                                      2000         1999         2000         1999
                                                                      ----         ----         ----         ----

Net income ...................................................         $75         $ 57         $127         $151

Foreign currency translation, net of tax......................         (18)         (44)        (83)          (41)
                                                                      ----         ----        ----          ----

Comprehensive income (loss)...................................        $ 57         $ 13         $ 44         $110
                                                                      ====         ====         ====         ====


See accompanying notes to financial statements.

                              HERCULES INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. These condensed consolidated financial statements are unaudited, but in the opinion of management include all adjustments necessary to present fairly Hercules' financial position and results of operations for interim periods. These condensed financial statements should be read in conjunction with the accounting policies, financial statements, and notes included in our annual report on Form 10-K for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

     Effective with the second quarter 2000, we changed our policy regarding the classification of shipping and handling. Costs for shipping and handling that were previously reported as a direct reduction of sales revenues are now being reported as a component of cost of sales. Accordingly, net sales and cost of sales for prior periods have been restated to reflect this change for purposes of comparability. Net sales and cost of sales for the three and nine months ended September 30, 1999 were increased by $15 million and $46 million, respectively. There is no impact on operating profits as a result of this change.

2. Revenue Recognition - Revenue is recognized generally upon shipment of goods and passage of title. Service revenue is recognized as services are performed.

3.   The following table shows the amounts used in computing earnings per share
(EPS) and the effect on income and the weighted-average number of shares of dilutive potential common stock:


(Amounts are in millions, except per share data):                   Three Months               Nine Months
                                                                       Ended                      Ended
                                                                   September 30,              September 30,
                                                                 -----------------         ------------------
                                                                 2000         1999         2000          1999
                                                                 ----         ----         ----          ----

Basic
         Net income......................................          $ 75         $ 57         $127         $ 151
         Weighted-average shares outstanding.............         107.4        104.7        107.1         102.2
                                                                  -----        -----        -----         -----
         EPS.............................................        $ 0.70       $ 0.54       $ 1.19         $1.48
                                                                 ======       ======       ======         =====
Diluted
         Net income......................................          $ 75         $ 57         $127          $151
         Interest on convertible debentures..............            --           --           --            --
                                                                  -----        -----       ------        ------
         Net income for EPS calculation..................          $ 75         $ 57        $127           $151
                                                                   ====         ====        =====          ====

         Weighted-average shares outstanding.............         107.4        104.7        107.1         102.2
         Options.........................................            --           .5           --            .4
         Debentures......................................            .2           .2           .2            .2
                                                                  -----        -----       ------        ------
         Adjusted weighted-average shares................         107.6        105.4        107.3         102.8
                                                                  -----        -----        -----         -----
         EPS.............................................         $0.70        $0.54       $ 1.18        $ 1.47
                                                                  =====        =====       ======        ======

4.   Cost and expenses include depreciation as follows:

(Dollars in millions)                                                         September 30,
                                                                              ------------
                                                                            2000         1999
                                                                            ----         ----
Three months ended                                                          $ 32         $ 36
Nine months ended   ...............................................           99          104

5. Other operating (income) expenses for both the quarter and nine months ended September 30, 2000 includes a gain of $168 million from the sale of the Food Gums Business. On September 28, 2000, we sold our Food Gums division to CP Kelco, a joint venture with Lehman Brothers Merchant Banking Partners II, L.P., which contributed approximately $300 million in equity. We received approximately $395 million in cash proceeds, recorded certain selling and tax expenses of approximately $77 million and retained a 28.6% equity position in CP Kelco. CP Kelco simultaneously acquired the Kelco biogums business of Pharmacia Corporation (formerly Monsanto Corporation).

     Partially offsetting the gain from the sale of the Food Gums Business is $51 million of charges for asset impairments, primarily in the FiberVisions business and $9 million, net, for restructuring plans for both the quarter and nine months ended September 30, 2000. Environmental charges of $1 million and $7 million, respectively, were incurred during the corresponding periods, offset by $11 million in recoveries of insurance and environmental claims for the nine months ended September 30, 2000. Additionally, the quarter and nine months ended September 30, 2000 include charges of $1 million and $25 million, respectively, associated with the sale of the nitrocellulose business, and $1 million and $4 million, respectively, associated with the integration of the BetzDearborn acquisition.

     The quarter and nine months ended September 30, 1999 include integration charges of $4 million and $14 million, respectively, primarily for employee retention, consulting, legal, and other costs associated with the BetzDearborn acquisition and environmental charges of $1 million and $5 million, respectively, partially offset by a $4 million reversal of restructuring charges.

6.   Interest and debt costs are summarized as follows:

(Dollars in millions)
                                                                          Three Months                Nine Months
                                                                             Ended                       Ended
                                                                         September 30,               September 30,
                                                                         ------------                ------------
                                                                       2000          1999          2000          1999
                                                                       ----          ----          ----          ----

Costs incurred................................................         $ 45          $ 41          $124          $154
Amount capitalized............................................            3             3             8             9
                                                                       ----          ----          ----          ----
Interest expense..............................................         $ 42          $ 38          $116          $145
                                                                       ====          ====          ====          ====

7. Other income (expense), net, for the quarter and nine months ended September 30, 2000 includes losses of $4 million and $2 million, respectively, associated with the sale of properties of the BetzDearborn division. Additionally, both periods include charges of $4 million and $6 million, respectively, for litigation and asbestos claims settlements. Offsetting these expenses is interest income of $2 million and $6 million, for the quarter and nine months ended September 30, 2000.

     Other income (expense), net for the quarter and nine months ended September 30, 1999 includes legal accruals of $1 million and $3 million, respectively. Additionally, the nine months includes $9 million in gains on sales of investments.

8. The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs, primarily related to the 1998 plans initiated upon the acquisition of BetzDearborn. In addition, we terminated approximately 100 employees in connection with the sale of our nitrocellulose business (see Note 5). This resulted in the addition of approximately $4 million in severance benefits to the accrued liability. In the third quarter of 2000, we committed to plans relating to the restructuring of our Process Chemicals & Services segment and corporate realignment due to the divestiture of our non-core businesses. This resulted in the addition of approximately $13 million in severance benefits to the accrued liability. As a result of these plans, we estimate approximately 1,665 employees will be terminated, of which approximately 1,230 employee terminations have occurred since inception of the aforementioned plans.

     Pursuant to the plans in place, approximately 245 employees were terminated during the nine months ended September 30, 2000. Cash payments during 2000 included $43 million for severance benefits and other exit costs. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

(Dollars in millions)                                                                  Nine Months
                                                                                         Ended
                                                                                      September 30,
                                                                                      -------------
                                                                                   2000          1999
                                                                                   ----          ----

Balance at beginning of year.....................................                  $77           $130
       Additional termination benefits...........................                   17              8
       Reversals................................................                    (4)            (8)
       Cash payments.............................................                  (43)           (33)
                                                                                   ---           ----

Balance at end of period.........................................                  $47           $ 97
                                                                                   ===           ====

     Severance benefit payments are based on years of service and generally continue for three months to 24 months subsequent to termination. We expect to substantially complete remaining actions under the plans by the end of 2001.

9.   A summary of short-term and long-term debt follows:

(Dollars in millions)                                                    September 30,       December 31,
                                                                             2000               1999
                                                                             ----               ----
SHORT-TERM:
Banks............................................................            $ 79                $ 26
Current maturities...............................................             606                 652
                                                                              ---                 ---
                                                                             $685                $678
                                                                             ====                ====

     At September 30, 2000, we had $252 million of unused lines of credit that may be drawn as needed. Lines of credit in use at September 30, 2000 were $64 million.

(Dollars in millions)                                                           September 30,    December 31,
                                                                                    2000            1999
                                                                                    ----            ----
LONG-TERM:
6.15% notes due 2000............................................................    $   --         $  100
6.60% notes due 2027 ...........................................................       100            100
7.85% notes due 2000............................................................        --             25
6.625% notes due 2003 ..........................................................       125            125
8% convertible subordinated debentures due 2010 ................................         3              3
Term loan tranche A due in varying amounts through 2003.........................     1,001          1,187
Term loan tranche C due 2000....................................................       318            318
Revolving credit agreement due 2003.............................................       334            336
ESOP debt due in varying amounts through 2009 ..................................       102            106
Term notes at various rates from 5.23% to 9.60% due in varying amounts
  through 2006 ...........................................                              66             80
Variable rate loans.............................................................        23             41
Other...........................................................................         4              8
                                                                                    ------         ------
                                                                                     2,076          2,429
Current maturities of long-term debt............................................      (606)          (652)
                                                                                    ------         ------
Net long-term debt..............................................................    $1,470         $1,777
                                                                                    ======         ======

     In 1998, we entered into a $3,650 million credit facility with a syndicate of banks which includes varying maturity term loans totaling $2,750 million, of which $1,319 million is still outstanding at September 30, 2000. In addition, the senior credit facility includes a $900 million revolving credit agreement, of which $334 million is outstanding at September 30, 2000. Within this revolving senior credit facility, a Canadian subsidiary of ours can borrow up to U.S. $100 million from select lenders in Canada in Canadian dollars. As of September 30, 2000, $84 million was outstanding under this facility. As of September 30, 2000, $566 million of the multi-currency revolver is available for use.

     At September 30, 2000, proceeds from the sale of our Food Gums division were applied against the revolving credit agreement. These proceeds will ultimately be used to repay the term loan tranche C.

     In July 2000, we secured an amendment to one of the financial covenants included in our senior credit facility. The maximum leverage ratio, defined as debt/EBITDA, was amended for the period April 1, 2000 through June 30, 2000. During the third quarter of 2000, we did not meet the interest coverage ratio. In September 2000, we were granted waivers of some of the financial covenants in our senior credit facility and our ESOP credit facility through November 15, 2000. Effective November 14, 2000 our senior credit facility was permanently amended (the "third amendment") to (i) modify certain financial covenants; (ii) change the mandatory prepayment provisions; and (iii) provide for security, among other things. The senior credit facility amendments were conditioned upon, among other things, the issuance by us of the 11 1/8% senior notes and the term loan tranche D (described below). The amendment to the senior credit facility increased the interest rate on amounts outstanding under the revolving credit agreement, term loan tranche A and term loan tranche C to LIBOR + 2.25%. The senior credit facility and ESOP credit facility, as amended, will be secured by liens on our property and assets (and those of our Canadian subsidiaries), a pledge of the stock of substantially all of our domestic subsidiaries and 65% of the stock of foreign subsidiaries directly owned by us and a pledge of domestic intercompany indebtedness. In connection with the amendments to the senior credit facility and the ESOP credit facility, our 6.60% notes due 2027 and our 6.625% notes due 2003 will be secured as required by the indenture under which such notes were issued. As a result of the amendments, the company was in compliance with all of the covenants.

     On November 14, 2000, in conjunction with and conditioned upon the effectiveness of the third amendment, we borrowed $375 million under the senior credit facility (term loan tranche D) and we issued $400 million of senior notes due November 15, 2007.

     Term loan tranche D will bear interest at LIBOR + 2.75%, mature on November 15, 2005 and will require only nominal principal payments prior to maturity. The senior notes will accrue interest at 11 1/8% per annum, payable semi-annually commencing May 15,

2001. The senior notes will be guaranteed by each of Hercules' current and future wholly-owned domestic restricted subsidiaries. At any time prior to November 15, 2003, Hercules may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the senior notes issued at a redemption price of 111.125% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more Public Equity Offerings; provided that (i) at least 65% of the aggregate principal amount of the senior notes issued under the indenture remains outstanding immediately after the occurrence of such redemption (excluding notes held by Hercules and its Subsidiaries); and (ii) the redemption occurs within 45 days of the date of the closing of such Public Equity Offering. At any time prior to November 15, 2001, Hercules may also redeem all or a part of the senior notes upon the occurrence of a Change of Control at a redemption price equal to 111.125% of the principal amount of senior notes redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. Except as described above, the senior notes will not be redeemable at Hercules' option prior to maturity. Hercules is not required to make mandatory redemption or sinking fund payments with respect to the senior notes.

     The proceeds of the term loan tranche D and the senior notes will be used to reduce borrowings under our revolving credit agreement, repay the Redeemable Hybrid INcome Overnight Securities, the Floating Rate Preferred Securities, reduce the current portion of term loan tranche A, and pay fees and expenses relating to the 11 1/8% senior notes offering.

10. Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures consists of:

(Dollars in millions)                                                           September 30,  December 31,
                                                                                     2000           1999
                                                                                     ----           ----

Redeemable Hybrid INcome Overnight Shares..................................          $200           $200
9.42% Trust Originated Preferred Securities................................           362            362
6 1/2% CRESTS Units                                                                   260            260
Floating Rate Preferred Securities.........................................           170            170
                                                                                     ----           ----
                                                                                     $992           $992
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

     Pursuant to amendments to the RHINOS agreements executed on February 9, 2000: (1) the interest rate on the RHINOS was reduced to LIBOR plus 1.5%, and
(2) the RHINOS may be remarketed at any time at the option of the holder. If the holder elects to initiate a remarketing, Hercules and Trust V have the right to redeem the RHINOS at a price equal to the aggregate liquidation amount of the RHINOS, plus accumulated and unpaid distributions. Upon a successful remarketing, the redemption date of the RHINOS will be extended for an additional year. If the RHINOS are not remarketed, they will be redeemed by Hercules and Trust V on February 9, 2002. On November 7, 2000, the terms of the RHINOS were amended to provide that the holder of the RHINOS could require us to repurchase them at any time after 11:59 p.m. on November 15, 2000 for $200 million, the aggregate liquidation amount of the RHINOS, plus any accrued but unpaid distributions. We will repay the RHINOS with a portion of the proceeds of the 11 1/8% senior notes offering.

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

CRESTS UNITS

     In July 1999, we completed a $350 million public offering of 350,000 CRESTS Units with Hercules Trust II, a wholly owned subsidiary trust ("Trust II"). Trust II used the proceeds from the sale of its preferred securities to purchase junior subordinated deferrable interest debentures of Hercules. Each CRESTS Unit consists of one preferred security of Trust II and one warrant to purchase
23.4192 shares of Hercules common stock at an initial exercise price of $1,000 (equivalent to $42.70 per share). The preferred security component of the CRESTS Units was initially valued at $741.46 per unit and the warrant component of the CRESTS Units was initially valued at $258.54 per warrant. The preferred security and warrant components of each CRESTS Unit may be separated and transferred independently. The warrants may be exercised, subject to certain conditions, at any time before March 31, 2029, unless there is a reset and remarketing event. No reset and remarketing event will occur before July 27, 2004, unless all of our common stock is acquired in a transaction that includes cash for a price above a predetermined level. As of September 30, 2000, no warrants had been exercised.

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

     Trust VI will redeem the preferred securities when the debentures are repaid at maturity on December 29, 2000. Hercules guarantees the obligations of Trust VI on the preferred securities. Hercules will use a portion of the proceeds of the 11 1/8% senior notes offering to repay the debentures.

11. The Board of Directors has authorized the repurchase of up to 74,650,000 shares of our common stock. Of this amount, 6,150,000 shares are intended for various employee benefit programs. Through September 30, 2000, a total of 66,695,094 shares (including 6,150,000 shares for employee benefit programs) had been purchased in the open market at an average price of $37.29 per share. The indenture governing the senior notes will significantly restrict future repurchases.

12.  PENDING ACCOUNTING PRONOUNCEMENTS

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, is to be effective by the fourth quarter of 2000. While this SAB could impact the recognition of revenue with respect to certain contractual arrangements, as well as sales in certain foreign jurisdictions, we expect the impact on our profit from operations to be immaterial.

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

13.  COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. As of September 30, 2000, the estimated range of the reasonably possible share of costs for the investigation and remediation is between $72 million and $234 million. These cost estimates are based upon the facts and circumstances as they are presently known. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 years.

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

Hercules Incorporated v. The Aetna Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-CV (consolidated)

     In 1992, Hercules brought suit against its insurance carriers for past and future costs for cleanup of certain environmental sites. In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas site (see discussion above) was completed. The jury returned a "Special Verdict Form" with findings that, in conjunction with the Court's other opinions, were used by the Court to enter a judgment in August 1999. The judgment determined the amount of Hercules' recovery for past cleanup expenditures and stated that Hercules is entitled to similar coverage for costs incurred since September 30, 1997, and in the future. Since entry of the Court's August 1999 order, Hercules has entered into settlement agreements with several of its insurance carriers and has recovered certain settlement monies. The terms of those settlements and amounts recovered are confidential. Hercules has appealed certain of the trial court's rulings to the Delaware Supreme Court. Oral argument is anticipated in early 2001.

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

     As also noted in our Annual Report on Form 10-K, our Hattiesburg, Mississippi plant was also subject to a multi-media inspection. In March 2000, the Mississippi Department of Environmental Quality (DEQ) sent a proposed Consent Order to Hercules which included a penalty of $232,500. The proposed penalty was subsequently reduced to $26,800, plus $57,200 in Supplemental Environmental Projects to be negotiated with DEQ. This matter is in the process of being finalized.

     At September 30, 2000, the accrued liability of $72 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. Hercules does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

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

     Since the filing of our Form 10-K, the court in the Coley case dismissed the other co-defendants, Georgia-Pacific and Allied Signal, without prejudice. In September 2000, David T. Smith, a former Hercules employee and former plant manager of the Brunswick plant, was dismissed by the Court with prejudice. On July 18, 2000, we were served with a complaint in a case captioned Erica Nicole Sullivan, et al. v. Hercules Incorporated and David T. Smith, Jr., Civil Action File No. 00-1-05463-99 (Cobb County, Georgia). Based on the allegations contained in the complaint, this matter is very similar to the Coley litigation, and is brought on behalf of approximately 700 plaintiffs for alleged personal injury and property damage arising from the discharge of hazardous waste from Hercules' plant. We deny any liability to plaintiffs, and we will vigorously defend this case.

     At September 30, 2000, the consolidated balance sheet reflects a current liability of approximately $22 million for litigation (including claims but excluding matters covered in the Environmental section of this Report). This amount represents management's best estimate of the probable and reasonably estimable losses related to litigation. The extent of the liability is evaluated quarterly. While it is not feasible to predict the outcome of pending litigation, Hercules does not anticipate that its financial condition will be materially affected by the ultimate resolution of pending litigation in excess of amounts accrued, although quarterly or annual operating results could be materially affected.

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

14.  SEGMENT INFORMATION

(Dollars in millions)                                                Three Months                       Nine Months
                                                                        Ended                              Ended
                                                                    September 30,                      September 30,
                                                                 ---------------------             ---------------------
                                                                 2000             1999             2000             1999
                                                                 ----             ----             ----             ----
Net Sales:
       Process Chemicals and Services................           $443              $436           $1,292           $1,285
       Functional Products...........................            199               220              614              656
       Chemical Specialties..........................            173               173              530              527
       Reconciling Items.............................             -                 (1)              (1)             (1)
                                                               -----             ------         --------          ------
              Consolidated...........................           $815              $828           $2,435           $2,467
                                                                ====              ====           =======          ======

Profit (Loss) from Operations:
       Process Chemicals and Services................           $ 74              $ 91           $  232            $ 258
       Functional Products...........................             45                53              150              164
       Chemical Specialties..........................             13                19               46               68
       Reconciling Items.............................             75 (a)           (25)(b)          (19) (a)         (91) (b)
                                                                -----             -----          ------           ------
              Consolidated...........................           $207              $138           $  409            $ 399
                                                                ====              ====           ======            =====


(a) Includes the following for the quarter and nine-month period ended September 30, 2000, respectively: goodwill and intangible and other asset amortization of $22 million and $65 million, integration costs of $1 million and $4 million, environmental charges of $1 million and $7 million, net restructuring charges of $9 million for both periods, a gain on the sale of the Food Gums business of $168 million for both periods, asset impairment charges of $51 million for both periods, and $9 million and $37 million of other corporate charges not specifically allocated to business segments. Additionally, $1 million and $25 million of charges for the quarter and nine-month period ended September 30, 2000, respectively, associated with the sale of the nitrocellulose business, and $11 million of recoveries of insurance and environmental claims for the nine-month period ended September 30, 2000 are included.

(b) Includes the following for the quarter and nine-month period ended September 30, 1999, respectively: goodwill and intangible and other asset amortization of $21 million and $62 million, integration charges of $4 million and $14 million, environmental charges of $1 million and $5 million, net restructuring reversals of $4 million for both periods, and $3 million and $14 million of other corporate items not specifically allocated to business segments.


15.  PENDING TRANSACTIONS

     In September 2000, we announced that Eastman Chemical Company had signed a letter of intent to purchase our hydrocarbon resins division and select portions of our rosin resins division. In June 2000, one of our joint venture partners exercised a right of first refusal to purchase the ink toner portion of our Resins division. We plan to have fully divested our entire Resins division by the end of the first quarter of 2001.

     In addition, we are continuing to explore alternatives regarding our FiberVisions business and are in discussions with respect to the divestiture of this business.

     On October 27, 2000, we announced that we had determined to consider the full range of strategic alternatives available to us, including the possible sale of the company. We also announced that, to that end, we had retained Goldman, Sachs & Co. to assist the board of directors in its identification and evaluation of various alternatives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

DIVESTITURES

     On September 28, 2000, we sold our Food Gums division to CP Kelco, a joint venture with Lehman Brothers Merchant Banking Partners II, L.P., which contributed approximately $300 million in equity. We received approximately $395 million in cash proceeds, recorded certain selling and tax expenses of approximately $77 million and retained a 28.6% equity position in CP Kelco. CP Kelco simultaneously acquired the Kelco biogums business of Pharmacia Corporation (formerly Monsanto Corporation).

     Notwithstanding the foregoing, the following discussion describes the results of operations and financial condition of the three segments and five divisions that comprised Hercules' business at September 30, 2000.

RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, "quarter" and "nine-month period" refer to the third quarter of 2000 and the nine months ended September 30, 2000. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

     The table below reflects Net sales and Profit from operations for the quarters and nine months ended September 30, 2000 and September 30, 1999, respectively. For these periods, Net sales and Profits from operations for the Functional Products segment have been adjusted to eliminate the results of the Food Gums business, which was sold in September 2000, and the Nitrocellulose business, which was sold in June 2000. The above adjustments are provided to facilitate comparisons.

(Dollars in millions)                                                Three Months                        Nine Months
                                                                        Ended                               Ended
                                                                     September 30,                       September 30,
                                                                 ---------------------               --------------------
                                                                 2000             1999               2000            1999
                                                                 ----             ----               ----            ----

Net Sales by Industry Segment:
       Process Chemicals and Services................            $443             $436             $1,292         $1,285
       Functional Products...........................             145              147                431            436
       Chemical Specialties..........................             173              173                530            527
       Reconciling Items.............................              -                (1)                (1)            (1)
                                                                 ----             ----             ------         ------
              Total..................................            $761             $755             $2,252         $2,247
                                                                 ====             ====             ======         ======

Profit (Loss) from Operations:
       Process Chemicals and Services................              74             $ 91               $232        $   260
       Functional Products...........................              37               43                120            134
       Chemical Specialties..........................              13               21                 46             70
       Reconciling Items.............................             (31)(a)          (25)(b)           (109)(a)        (81)(b)
                                                                 ----             ----               ----        -------
              Total..................................            $ 93             $130               $289        $   383
                                                                 ====             ====               ====        =======


(a) Reconciling items include the following for the quarter and nine-month period ended September 30, 2000 respectively: $22 million and $65 million of goodwill and intangible and other asset amortization, approximately $6 million and $35 million of environmental and other corporate charges, and approximately $3 million and $9 million of corporate research and development costs.

(b) Reconciling items include the following for the quarter and nine-month period ended September 30, 1999 respectively: $21 million and $62 million of goodwill and intangible and other asset amortization, approximately $1 million and $12 million of environmental and other corporate charges and approximately $3 million and $7 million of corporate research and development costs.

     The discussion that follows speaks to comparisons in the table through Profit from Operations.

     Consolidated Net sales increased nominally for the quarter and nine months. Volume increases in all three segments were offset by lower prices in the Functional Products segment and the significant negative impact of the stronger dollar, relative to foreign currencies. For the quarter, price increases in Process Chemicals and Services and Chemical Specialties segments exceeded decreases in the Functional Products segment. For the nine months, price decreases in Process Chemicals and Services and Functional Products segments overshadowed increases in the Chemical Specialties segment. Excluding the impact of the stronger dollar, revenues increase by $37 million or 5% during the quarter and $94 million or 4% for the nine-month period.

     Consolidated Profit from operations declined $37 million or 28% for the quarter and $94 million or 25% for the nine-month period. Profit from operations for both the quarter and nine-month period was unfavorably impacted by a $12 million accounts receivable provision. Volume improvements were more than offset by higher raw material costs, primarily higher polypropylene costs in the Chemical Specialties segment, the negative impact of the stronger dollar, higher energy costs, and higher corporate charges in Reconciling Items. Profit from operations for the quarter was favorably impacted by higher overall pricing, whereas for the nine-month period Profit from operations was negatively impacted by lower overall prices. Excluding the impact of the stronger dollar, consolidated Profit from operations was down $28 million or 22% for the quarter and $69 million or 18% for the nine-month period.

     Process Chemicals and Services segment Net sales increased $7 million for the quarter and nine-month period, or 2% and 1%, respectively. Profit from operations for both the quarter and nine-month period was negatively impacted by the $12 million accounts receivable provision of which approximately $10 million is reserved for BetzDearborn and $2 million is reserved for Pulp and Paper. Volume improvement in the segment and higher prices in the BetzDearborn division were offset by the effect of the stronger dollar and price erosion in the pulp and paper markets. Profit from operations declined $17 million or 19% for the quarter and $28 million or 11% for the nine-month period. Volume increases for the quarter and nine-month period, and price improvement for the quarter, were more than offset by higher operating costs, the impact of the stronger dollar and, for the nine-month period, price declines. Excluding the effects of rates of exchange, revenues were up $21 million and $44 million or 5% and 3%, for the quarter and nine-month period, respectively, while Profit from operations declined $14 million or 15% and $18 million or 7% for the respective quarter and nine-month periods.

     In an effort to improve near- and long-term performance in the Process Chemicals and Services segment, we have undertaken an aggressive plan to address the servicing of select markets and customer segments. This effort includes reallocation, and where appropriate, the reduction of resources. It is anticipated that we will reduce selling, general and administrative expenses in this segment by approximately $20 million on an annual basis.

     Functional Products segment Net sales were down $2 million and $5 million, or 1%, for the quarter and nine-month period. For the quarter and nine-month period, volume improvements were offset by lower prices and the impact of the stronger dollar. Profit from operations declined $6 million or 14% for the quarter and $14 million or 10% for the nine-month period. Lower prices and the impact of the stronger dollar offset volume improvements in both periods. Excluding the effects of rates of exchange, revenues were up $7 million and $21 million, or 5%, for the quarter and nine-month period while Profit from operations was down $2 million, or 4% and 1% for the quarter and nine-month period.

     Chemical Specialties segment Net sales were essentially flat for the quarter and increased $3 million or 1% for the nine-month period. Volume improvements for the quarter and nine-month periods offset the effects of the stronger dollar and lower prices. Volumes increased approximately 2% compared to the third quarter 1999. Excluding currency effects, revenues increased $8 million and $28 million, or 5%, for the quarter and nine-month periods. Profit from operations was down $8 million or 38% for the quarter and $24 million or 34% for the nine-month period. The bulk of the decline in operating profit is due to margin contraction from significantly higher polypropylene resin costs, and contractual lags enabling us to pass these higher costs along to our customers. Improved volumes and prices in the Hygienics markets, for the nine-month period, were fully offset by higher costs and the effects of the stronger dollar. Excluding currency effects, Profit from operations was down $7 million or 33% for the quarter and $21 million or 30 % for the nine-month period.

     Reconciling Items increased $6 million for the quarter and $28 million for the nine-month period primarily as a result of higher software amortization and other information technology costs as well as higher environmental charges and higher research and development costs. The prior periods do not include significant amounts for software amortization as our principal enterprise-wide software project was brought online late in the fourth quarter of 1999.

     As a result of our intention to monetize our non-core businesses (see Note
15), we are also proceeding with efforts to reallocate and reduce our corporate infrastructure to properly support the remaining core business under a new operating model. The restructuring efforts, which will materialize as transactions come to closure, will likely result in exit costs, including severance benefits, and other charges for those portions of the corporate infrastructure not identified to transfer with non-core businesses. We are also taking actions to reduce corporate costs, where possible, prior to transaction closings.

     Interest and debt expense, combined with preferred security distributions, increased $11 million for the quarter, primarily as a result of higher interest rates, compared to last year. For the nine-month period, interest and debt expense, combined with the preferred security distributions, increased $7 million primarily as a result of lower overall financial leverage. Total debt and preferred securities have been reduced by $414 million since September 30, 1999. Our efforts to monetize non-core businesses yielded net proceeds of approximately $318 million from the sale of our Food Gums business in September 2000. These proceeds were used to pay-down our debt.

     Other income (expense), net, decreased $11 million and $19 million for the quarter and nine-months ended September 30, 2000, respectively. These decreases are primarily attributable to losses from the sale of properties, legal costs, and asbestos claims settlements.

     The effective tax rate for the quarter was 42%. The effective tax rate for 2000 is anticipated to be in the low to mid-forty percent range. The primary cause of the anticipated increase of the effective tax rate for the calendar year 2000 is the effect of non-deductible goodwill amortization offset by the benefit of the utilization of research and development credits from a favorable court decision. The anticipated effective tax rate does not reflect any additional tax planning initiatives. The effective tax rates of 30% and 33% for the third quarter and the nine-month period 1999, respectively, reflect the benefit of adjustments related to prior years' assessments, and the utilization of a capital loss.

     FINANCIAL CONDITION

     Liquidity and financial resources: Net cash provided by operations was $86 million for the nine-month period ended September 30, 2000, as compared to $158 million for the same period in 1999. The decrease primarily reflects lower net income and the payment of legal settlements, net of insurance recoveries. The current ratio decreased to .80 at September 30, 2000, compared to .86 at December 31, 1999. The quick ratio decreased to .59 at September 30, 2000, compared to .61 at December 31, 1999. As of September 30, 2000, we have $566 million available under our revolving credit agreement and $252 million of short-term lines of credit. Additionally, we may issue $1,763 million of securities under our shelf registration, which allows us to issue equity, equity-like and debt securities.

     The increase in capital expenditures over the prior year primarily reflects expenditures related to pectin capacity increases in Germany and Brazil and a methylcellulose capacity increase in Belgium in the Functional Products segment. The higher other investing activities is primarily the result of capitalization of cost related to internally developed software.

     In late September 2000, we sold our Food Gums Division for which we received approximately $395 million in cash proceeds. After recording certain selling and tax expenses of approximately $77 million, the net proceeds of approximately $318 million will be applied to repay term loan tranche C.

     During the third quarter of 2000, we were granted a waiver of some of the financial covenants in our senior credit facility and our ESOP credit facility through November 15, 2000. Concurrently with, and as a condition to the 11 1/8% of senior notes offering and the term loan tranche D, our senior credit facility and ESOP credit facility were permanently amended to: (i) modify our financial covenants; (ii) change the mandatory prepayment provisions; and (iii) provide for security, among other things.

     On November 7, 2000, the terms of the Redeemable Hybrid INcome Overnight Securities ("RHINOS") were amended to provide that the holder of the RHINOS could require us to repurchase them at any time after 11:59 p.m. on November 15, 2000 for $200 million, the aggregate liquidation amount of the RHINOS, plus any accrued but unpaid distributions. We expect to repay the RHINOS with a portion of the proceeds of the 11 1/8% senior notes offering.

     Capital Structure and Commitments: Total capitalization (stockholders' equity, company obligated preferred securities of subsidiary trusts, and debt) decreased to $4.0 billion at September 30, 2000, from $4.3 billion at year-end 1999. The ratio of debt-to-total capitalization decreased to 54% at September 30, 2000 from 57% at December 31, 1999.

     On November 14, 2000, we completed a refinancing and modification of our existing debt as part of an overall program to obtain a financial structure that will appropriately support the streamlined organization that includes the Pulp and Paper, BetzDearborn and Aqualon divisions. In conjunction with and conditioned upon the effectiveness of the third amendment, the company borrowed $375 million under the senior credit facility (term loan tranche D) and also issued $400 million of senior notes due November 15, 2007.

     Term loan tranche D will bear interest at LIBOR + 2.75%, mature on November 15, 2005 and will require only nominal principal payments prior to maturity. The senior notes will accrue interest at 11 1/8% per annum, payable semi-annually commencing May 15, 2001. The senior notes will be guaranteed by each of Hercules' current and future wholly-owned domestic restricted subsidiaries. At any time prior to November 15, 2003, Hercules may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the senior notes issued at a redemption price of 111.125% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more Public Equity Offerings; provided that (i) at least 65% of the aggregate principal amount of the senior notes issued under the indenture remains outstanding, immediately after the occurrence of such redemption (excluding notes held by Hercules and its Subsidiaries); and (ii) the redemption occurs within 45 days of the date of the closing of such Public Equity Offering. At any time prior to November 15, 2001, Hercules may also redeem all or a part of the senior notes upon the occurrence of a Change of Control at a redemption price equal to 111.125% of the principal amount of the senior notes redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. Except as described above, the senior notes will not be redeemable at Hercules' option prior to maturity. Hercules is not required to make mandatory redemption or sinking fund payments with respect to the senior notes.

     On October 4, 2000, Moody's Investors Service, Inc., downgraded our senior unsecured credit rating to Ba1 with a stable outlook. On October 19, 2000, Standard & Poor's Ratings Services downgraded our corporate credit rating to BB+ and placed us on CreditWatch with "developing" implications. On November 9, 2000, Moody's Investors Service, Inc., assigned a Ba1 rating to the term loan tranche D and a Ba2 rating to the 11 1/8% senior notes. Also on November 9, 2000, Standard & Poor's Ratings Services assigned a BB+ rating to the term loan tranche D and a BB- rating to the 11 1/8% senior notes. Both ratings were placed on CreditWatch with "developing" implications. These actions and future adverse actions, if any, by the rating agencies are likely to result in us incurring higher interest costs in future periods.

     The proceeds of the term loan tranche D and the senior notes will be used to reduce borrowings under our revolving credit agreement, repay the Redeemable Hybrid INcome Overnight Securities, the Floating Rate Preferred Securities, and reduce the current portion of term loan tranche A.

     Quarterly dividends of $0.27 per share have been declared and paid through the first half of 2000. In late August 2000, the Board of Directors reduced our quarterly dividend payment to $.08 per share, which was paid in September 2000. On November 13, 2000, the Board of Directors determined to suspend the payment of the quarterly dividend beginning with the fourth quarter of this year, subject to reconsideration of the policy by the Board, in its discretion, when warranted under appropriate circumstances. In addition, payment of future dividends is significantly restricted by the indenture governing the senior notes.

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

Our derivative and other financial instruments subject to interest rate risk consist of debt instruments, interest rate swaps, and currency swaps. At September 30, 2000, net market value of these combined instruments was a liability of $3 billion. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at September 30, 2000 would result in a $60 million decrease in the net market value of the liability. A 100-basis point decrease in interest rates at September 30, 2000 would result in a $68 million increase in the net market value of the liability. The change in the sensitivity level from year-end 1999 is primarily due to the fixed distribution rates associated with the Trust Originated Preferred Securities and the preferred security component of the CRESTS units (see Note 10), as well as the elimination of the notional amount of the interest rate swaps related to our euro-denominated debt obligations which were refinanced with U.S. dollar-denominated debt obligations during the second quarter of 2000.

     Our financial instruments subject to changes in equity price risk, including the warrants component of the CRESTS Units issued in 1999 (see Note
10), represent a net obligation of $9 million. The sensitivity analysis assumes an instantaneous 10% change in valuation with all other variables held constant. A 10% increase in market values at September 30, 2000 would increase the net obligation by $7 million, while a 10% decrease would reduce the net obligation by $6 million. The change in equity price risk from year-end 1999 is primarily from the impact of the reduction in our stock price on the warrants component of the CRESTS units.

     Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net liability position of $2 million at September 30, 2000. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at September 30, 2000 would result in a $5 million decrease in the net liability position, while a 10% weakening of the dollar versus all currencies would result in a $5 million increase in the net liability position. The change in the sensitivity level from year-end 1999 is primarily due to the refinancing of our euro-denominated debt obligations with U.S. dollar-denominated debt obligations during the second quarter of 2000.

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

     Environmental - Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $72 million and $234 million. We do not anticipate that our financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected (see Note 13).

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

     PENDING TRANSACTIONS

     In September 2000, we announced that Eastman Chemical Company had signed a letter of intent to purchase our hydrocarbon resins division and select portions of our rosin resins business. In June 2000, one of our joint venture partners exercised a right of first refusal to purchase the ink toner portion of our Resins division. We plan to have fully divested our entire Resins division by the end of the first quarter of 2001.

     In addition, we are continuing to explore alternatives regarding our FiberVisions business and are in discussions with respect to the divestiture of this business.

     On October 27, 2000, we announced that we had determined to consider the full range of strategic alternatives available to us, including the possible sale of the company. We also announced that, to that end, we had retained Goldman, Sachs & Co. to assist the board of directors in its identification and evaluation of various alternatives.


     FORWARD-LOOKING STATEMENT

     This quarterly report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on reasonable assumptions. Results could differ materially depending on such factors as Hercules' inability to generate cash and reduce debt, the result of Hercules' pursuit of strategic alternatives, business climate, economic and competitive uncertainties, Hercules' inability to monetize certain of its identified businesses, higher manufacturing costs, reduced level of customer orders, ability to integrate BetzDearborn, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates, adverse legal and regulatory developments, and adverse changes in economic and political climates around the world. Accordingly, there can be no assurance that Hercules will meet analysts' earnings estimates. As appropriate, additional factors are contained in other reports filed with the Securities and Exchange Commission. This paragraph is included to provide safe harbor for forward-looking statements, which are not required to be publicly revised as circumstances change.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For discussion of quantitative and qualitative disclosure about market risk, see the caption "Risk Factors" under Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     For information related to Legal Proceedings, see Note 13 of the notes to the financial statements.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On November 14, 2000, we issued $400 million of senior notes due November 15, 2007. The net proceeds to us from the senior notes offering and the borrowing of $375 million under the new term loan tranche D under the senior credit facility are expected to be $752 million after deducting commissions and estimated offering expenses. We will use the net proceeds of the senior notes offering to repay the Floating Rate Preferred Securities and the RHINOS and to reduce the current portion of term loan tranche A, and we will use the proceeds from the borrowings under term loan tranche D to reduce borrowings under our revolving credit agreement (without a reduction in commitment) and the current portion of term loan tranche A.

ITEM 5.   OTHER INFORMATION

     On October 11, 2000, our board of directors received a letter from Samuel Heyman of International Specialty Products ("ISP"), which as of that date owned 9.99% of our common stock. The letter, and simultaneous filings with the SEC, included a proposal for a partial tender offer by ISP for 25 million shares of our common stock, subject to approval of our board of directors. The letter also included a request that we abandon our strategic plan and any planned refinancing.

     On October 17, 2000, we announced that Thomas L. Gossage, who retired in 1996 as chairman and chief executive officer, had been named chairman and chief executive officer and that Vincent J. Corbo, chairman, president and chief executive officer, had resigned from the company and the board of directors to pursue personal interests.

     On October 31, 2000, we announced the formation of an Office of the Chairman, a four member team including the current chief financial officer and three former executives, who will work together to help us develop and implement our strategic objectives.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)       Exhibits.

                    Please see the exhibits listed on the Exhibit Index.

          (b)       Reports on Form 8-K.

                    Hercules did not file any Current Reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HERCULES INCORPORATED


                                   By:  /s/ George MacKenzie
                                        ________________________________________
                                        George MacKenzie
                                        Executive Vice President
                                        and Chief Financial Officer
                                        November 14, 2000


                                   By:  /s/ Robert C. Flexon
                                        ________________________________________
                                        Robert C. Flexon
                                        Vice President, Business Analysis
                                        and Controller
                                        November 14, 2000

                                  EXHIBIT INDEX



NUMBER                              DESCRIPTION                                 INCORPORATED BY REFERENCE TO

3-A.1     Restated Certificate of Incorporation of Hercules Incorporated        Exhibit 3-A to Hercules' Annual
          as revised and amended July 6, 1988                                   Report on Form 10-K for the
                                                                                year ended December 31, 1992.

3-A.2     Certificate of Amendment dated October 24, 1995 to the Restated       Exhibit 4.1 a to Hercules'
          Certificate of Incorporation of Hercules Incorporated as revised      Registration Statement on Form
          and amended July 5, 1998                                              S-3, filed September 15, 1998
                                                                                (File No. 333-63423).

3-B       By-Laws of Hercules Incorporated as revised and amended               Exhibit 3-B to Hercules' Annual
          October 30, 1991                                                      Report on Form 10-K for the
                                                                                year ended December 31, 1992.

4-A Indenture, dated November 14, 2000, between Hercules Incorporated, as issuer and Well Fargo Bank Minnesota, N.A., as trustee
          (including the form of 11 1/8% senior notes due 2007 included as Exhibit A thereto)

4-B       Registration Rights Agreement, dated November 14, 2000, among
          Hercules Incorporated and all of its domestic subsidiaries and Donaldson, Lufkin & Jenrette Securities Corporation and Credit
          Suisse First Boston Corporation, as the initial purchasers

10-A      Share Purchase Agreement, dated as of August 10, 2000                 Exhibit 2.1 to Hercules' Current
          among CP Kelco ApS (formerly known as Hercules                        Report on Form 8-K filed
          Copenhagen ApS), Hercules Investment ApS, Hercules                    October 13, 2000.
          Incorporated, Lehman FG Newco, Inc., WSP, Inc. and
          Hercules Holding BV/BVBA

10-B      Amendment No. 1 to Remarketing and Contingent Purchase                Exhibit 10.1 to Hercules' Current
          Agreement, dated as of November 7, 2000, among                        Report on Form 8-K filed
          Hercules Incorporated, Hercules Trust V and                           November 13, 2000.
          Banc of America Securities LLC

10-C      Third Amendment to Amended and Restated Credit Agreement dated
          November 14, 2000, among Hercules Incorporated, BetzDearborn Canada, certain subsidiaries of Hercules, the several banks and other financial institutions identified in the agreement, and Bank of America, N.A., as administrative agent, and Bank of America Canada, as Canadian administrative agent

27        Financial Data Schedule