Form 10-K405
period 2000-12-31
HERCULES INC
filed 2001-04-17
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000         Commission file number 1-496

                              --------------------

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

                               Title of each class

                       Common Stock ($25/48 Stated Value)
           8% Convertible Subordinated Debentures due August 15, 2010
      9.42% Trust Originated Preferred Securities ($25 liquidation amount), issued by Hercules Trust I
                     and guaranteed by Hercules Incorporated
                         Preferred Share Purchase Rights

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of March 6, 2001, registrant had 108,115,824 shares of common stock, $25/48 stated value ("Common Stock") outstanding, which is registrant's only class of common stock.

     The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on March 6, 2001 was approximately $1.5 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE
(SPECIFIC PAGES INCORPORATED ARE IDENTIFIED UNDER THE APPLICABLE ITEM HEREIN.)

         Portions of the registrant's definitive Proxy Statement dated April 12, 2001 (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index (see page 71).

                                     PART I



FORWARD-LOOKING STATEMENT

        This Annual Report on Form 10-K includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on reasonable assumptions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated, or implied depending on such factors as: Hercules' inability to generate cash and reduce debt, the result of Hercules' pursuit of strategic alternatives, business performance, economic and competitive uncertainties, Hercules' inability to monetize certain of its identified businesses, higher manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates, adverse legal and regulatory developments and adverse changes in economic and political climates around the world. Accordingly, there can be no assurance that the company will meet future results, performance or achievements expressed or implied by such forward-looking statements. As appropriate, additional factors are contained in reports filed with the Securities and Exchange Commission. This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change.

ITEM 1.  BUSINESS:

        Hercules Incorporated is a leading, diversified, global manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications. We are focused on maximizing cash flow and delivering stockholder value by concentrating on managed growth in our core businesses as well as ongoing improvements in our manufacturing processes.

        Our principal products are chemicals used by the paper industry to increase product performance and enhance the manufacturing process, water treatment and industrial process chemicals, water-soluble polymers, resins and polypropylene and polyethylene fibers. These products impart such qualities as durability, water-resistance and improved aesthetics for everyday consumer goods such as writing paper, toothpaste and diapers. The primary markets we serve include pulp and paper, personal care, petroleum refining, oil and gas drilling and recovery, paints and coatings, construction materials, adhesives and pharmaceuticals.

        While our products have a low cost impact on our customers' total product costs, they frequently possess characteristics important to the functionality and aesthetics of the finished product or the efficient operation of the manufacturing process. Examples of our products in consumer end-uses include strength additives for tissue and toweling, sizing agents for milk and juice cartons, fibers that comprise the inner and outer linings of disposable diapers and feminine hygiene products, thickeners in products such as toothpaste, shampoos and water-based paints, and water control additives for building products such as tile cements, grouts, stuccos, plasters and joint compounds. We also offer products and related services that improve and reduce the cost of a variety of manufacturing processes, including water management programs that control corrosion and improve water quality.

        Although price is important to our competitive strategy, we primarily compete based on the performance and quality of our products. We strive to continually improve our products by investing in technology and research and development. We have committed substantial resources to our research and development efforts. Research and development expenditures totaled approximately $80 million in 2000. Such expenditures enable us to consistently bring to market products which have improved functional properties or which offer similar properties at a lower cost. This area has become increasingly important, as our customers have come to rely more on us to provide new solutions to improve their product offerings and processes. Additionally, we strive to make our products more price-competitive by effectively managing our production costs and sharing savings with our customers

        In addition to developing products internally, we also selectively acquire businesses that add to our breadth of products and services. The 1998 acquisition of BetzDearborn, Inc., a leading global provider of advanced-engineered chemical treatment programs for water, wastewater and process systems for industrial, commercial and institutional applications, enhanced our portfolio of new products and services. The acquisition of BetzDearborn also allowed us to provide our Pulp and Paper division's customers with a complete array of solutions and services. We believe that the strategic combination of Hercules and BetzDearborn has created a business with the most complete specialty chemicals product and service offerings for the pulp and paper industry.

        We continually review our corporate strategy and directives in order to compete most effectively in our changing markets. Prior to 1995, we focused primarily on increasing our return on equity and reducing operating costs. Although these objectives are still important, managed growth has become our primary objective. Accordingly, from 1995 through 2000, we have implemented internal and external initiatives to achieve growth. Internally, we have committed significant resources to our research and development efforts and, as a result, we have substantially increased sales of products fewer than five years old. Externally, we have divested a number of businesses that did not fit into our portfolio and acquired other businesses that complement our strategy and product offerings. Starting in 2000, we further refined this strategy and implemented a program designed to refocus our business by monetizing certain non-core assets, thereby generating cash to reduce our debt, while concentrating on improving the efficiency, profitability and growth potential of our core businesses. In the fourth quarter of 2000, we announced our intention to pursue a sale or merger of the Company in the belief, that over the long term, becoming part of a larger enterprise is the best strategic path for the Company. To that end, we retained Goldman, Sachs & Co. and Credit Suisse First Boston to assist the Board of Directors in its identification and evaluation of various alternatives.

RECENT EVENTS

        In January 2001, we ended negotiations regarding the sale of our FiberVisions business.

        On January 23, 2001, Standard & Poor's downgraded our corporate credit and secured bank loan rating to BB and our senior unsecured notes rating to BB-.

        On March 5, 2001, International Specialty Products Inc. ("ISP") filed a proxy statement to elect its nominees to Hercules' Board of Directors. On March 23, 2001, ISP filed and mailed its definitive proxy statement.

        During March 2001, definitive purchase and sale agreements were signed for the sale of our hydrocarbon resins division and select portions of our rosin resins divisions (the "Eastman transaction") to Eastman Chemical Resins, Inc., a subsidiary of Eastman Chemical Company ("Eastman"). Also in March 2001, we entered into an agreement to sell the Peroxides portion of our Resins division (the "Peroxide transaction"). We anticipate closing both transactions prior to May 31, 2001. The majority of the remaining portions of the Resins division, including the ink toner portion that one of our joint venture partners exercised a right of first refusal to purchase in June 2000, is expected to be sold during 2001.

        Both our senior credit facility and our ESOP Trust loan (Note 6) require quarterly compliance with certain financial covenants, including leverage ratio ("debt/EBITDA ratio"), an interest coverage ratio and minimum net worth. In addition, we are required to deliver our annual audited consolidated financial statements to the lenders within 90 days of the Company's fiscal year end.

        Due to the delay in closing the Eastman transaction, which in turn delayed the pay down of the debt, our debt as of March 31, 2001 was significantly higher than planned. As a result, the Company would have been out of compliance with the debt/EBITDA ratio covenant of its senior credit facility as of March 31, 2001. In addition, due to the fact that the Company has extended the filing date for this 10-K, the Company's annual audited financial statements were not provided to the lenders by March 31, 2001.

        On April 5, 2001, in consideration for the payment of a fee, our senior credit facility bank syndicate and ESOP lender granted waivers with respect to:
(1) compliance with the debt/EBITDA ratio as of March 31, 2001, and (2) an extension of time to deliver the December 31, 2000 audited financial statements to April 17, 2001. These statements have now been completed.

        With respect to the covenant regarding the debt/EBITDA ratio, the waiver requires that the Eastman transaction be consummated on or before May 31, 2001. In addition, the Company must demonstrate, as of the last day of the month in which the Eastman transaction closes, that the leverage ratio does not exceed
4.75 to 1.00 after giving affect to the application of the net cash proceeds from the Eastman transaction to prepay the tranche A term loan and the ESOP Trust loan. The Company expects to achieve this leverage ratio, although it may be necessary to close the Peroxide transaction prior to or in the same month as the Eastman transaction.

        A breach of any of the terms and conditions of the waiver would give the lenders the right to accelerate repayment of substantially all of our indebtedness if they choose to do so. Upon any such acceleration, the debt would become immediately due and payable and any loan commitments terminated. Although no assurances can be given in this regard, we anticipate closing the Eastman and Peroxides transactions prior to May 31, 2001. Using the net proceeds for repayment of debt, we expect that we will be in compliance with all debt covenants during the second quarter 2001 as well as the remainder of the year.

        While, as indicated above, we expect to satisfy all conditions of the waiver and remain in compliance with our debt covenants, current and future compliance is dependent upon generating sufficient EBITDA and cash flow which are, in turn, impacted by business performance, economic climate, competitive uncertainties and possibly the resolution of contingencies, including those set forth in Note 25 to the consolidated financial statements.

        In the event the Company is not in compliance with the debt covenants at the conditional date or thereafter, we would pursue various alternatives, which may include, among other things, refinancing of debt, debt covenant amendments, or debt covenant waivers. While we believe we would be successful in pursuing these alternatives, there can be no assurance that we would be successful.

        On April 10, 2001, the United States Court of Appeals for the Eighth Circuit issued an opinion in the United States, et al. v. Vertac Corporation, et al., as described in Item 3. In that opinion, the Appeals Court reversed the Court's October 12, 1993 grant of partial summary judgment, which had held Hercules jointly and severally liable for costs incurred and to be incurred at the Jacksonville site, and remanded the case back to the U.S. District Court for the Eastern District of Arkansas for a determination of whether the harms at the site giving rise to the government's claims are divisible. The Appeals Court also vacated the Court's October 23, 1998 order granting the United States' summary judgment motion and the February 8, 2000 judgment finding Hercules liable for 97.4% of the costs at issue, ordering that these issues be revisited following further proceedings with respect to divisibility. Finally, the Appeals Court affirmed the judgment of liability against Uniroyal.

        As a result of the Appellate rulings described above, Hercules will be allowed to present both facts and law to the Court in support of Hercules' belief that it should not be liable under CERCLA for some or all of the costs incurred by the government in connection with the site because those harms are divisible. Should Hercules prevail on remand, any liability to the government will be either eliminated or reduced.

REPORTABLE SEGMENTS

        Our reportable segments are Process Chemicals and Services (comprised of Pulp and Paper and BetzDearborn); Functional Products (comprised of Aqualon); and Chemical Specialties (comprised of Resins and FiberVisions). All of these are core businesses except for Resins, which we are in the process of divesting, and FiberVisions, with respect to which we continue to reevaluate strategic alternatives. The financial information regarding our segments, which includes net sales and profit from operations for each of the three years ended December 31, 2000 and capital employed as of December 31, 2000, 1999 and 1998, is provided in Note 26 to the Consolidated Financial Statements. See Part II,
Item 8.

PROCESS CHEMICALS AND SERVICES (PULP AND PAPER AND BETZDEARBORN)

        Products and services in this segment are designed to enhance our customers' profitability by improving production yields and overall product quality, and better enable them to meet their environmental objectives and regulatory requirements. Pulp and Paper and BetzDearborn cross-sell each other's products to their customers and Pulp and Paper also sells Aqualon's products to its customers.

         In August 1999, we completed the acquisition of the Scripset(R) water-soluble polymer resin business from Solutia Inc. Since 1991, Hercules had an exclusive license to sell Solutia's Scripset(R) products in North America to the paper industry.

         In January 2000, this segment and United States Filter Corporation, a Vivendi Water Company, a global provider of commercial, industrial, municipal and residential water and wastewater systems, entered into an alliance to sell jointly US Filter's capital and chemical feed equipment and Hercules' water and process treatment chemicals.

         In September 2000, we announced that we had formed a strategic marketing alliance with National Starch and Chemical Company for the sale of over 300 million pounds of National Starch's papermaking chemicals starch product line.

         At December 31, 2000, the principal products and primary markets of this segment were:

    DIVISION                        PRINCIPAL PRODUCTS                                PRIMARY MARKETS
 PULP AND          Performance chemicals:
  PAPER
                   Wet strength, dry strength, sizing and surface               Makers of tissues, paper towels,
                   treatments, creping adhesives and release.                   packaging, beverage containers,
                   Process treatment chemicals:                                 newsprint, papers for magazines and
                   Deposit, contaminant, microbiological and foam control,      books, printing and writing paper and
                   clarification, retention/drainage, felt conditioning,        other stationery items such as labels
                   deinking, fiber recovery and water closure.                  and envelops.

                   Water treatment chemicals:

                   Influent water, effluent water, cooling towers and utility systems.


      BETZ         Water treatment:
    DEARBORN

                   Influent water, boilers, cooling systems and                 Industrial, commercial and institutional
                   wastewater.                                                  establishments.

                   Process treatment:

                   Antifoulants, emulsion breakers, antifoams,                  Petroleum refineries, chemical plants,
                   finished additives, polymerization inhibitors,               manufacturers of metals, automobile
                   deposit and corrosion control, cleaners and                  assembly plants, mineral processors and
                   sterilizers, clarifying aids, leaching and                   makers of food and beverages.
                   agglomeration aids, polymers, dust control,
                   membrane cleaners, conversion coatings, sealers, paint
                   detackifiers, strippers and grate cleaners.


FUNCTIONAL PRODUCTS (AQUALON)

        Products in this segment modify the physical properties of aqueous (water-based) and non-aqueous systems. These products are principally derived from renewable natural raw materials and are sold as key ingredients to other manufacturers, including makers of oral hygiene and personal care products, construction materials and latex paints, and are used in the oil and gas industry for drilling and recovery.

        In June 2000, we completed the sale of our nitrocellulose operations that we decided to exit in December 1999 due to economic conditions brought on by a persistent worldwide over-supply. Since the divestiture of the nitrocellulose business, we have determined that the polyols business lacks strategic fit and are pursuing alternative strategies for this unit.

        Prior to September 28, 2000, this segment also included our Food Gums Division. On September 28, 2000, we sold our Food Gums Division to CP Kelco, a joint venture we entered with Lehman Brothers Merchant Banking Partners II, L.P. As of December 31, 2000, we retained approximately a 23% equity position in CP Kelco.

        At December 31, 2000, the principal products and primary markets of this segment were:

        DIVISION                           PRINCIPAL PRODUCTS                                PRIMARY MARKETS


        AQUALON           Water-soluble polymers:
                          Hydroxyethylcellulose (HEC), Carboxymethylcellulose   Manufacturers of interior and exterior
                          (CMC), Methylcellulose (MC) and derivatives,          architectural paints, oilfield service
                          Hydroxypropylcellulose (HPC) and Guar derivatives.    companies for oil and gas drilling and
                                                                                recovery, paper mills, construction
                                                                                material manufacturers and makers of oral
                                                                                hygiene products, cosmetics, personal
                                                                                care products, and dairy and bakery
                                                                                products.
                          Solvent-soluble polymers:
                          Pentaerythritol (PE) and Ethylcellulose (EC).         Producers of coating resins, printing
                                                                                inks and aviation fluids.


CHEMICAL SPECIALTIES (RESINS AND FIBERVISIONS)

        In this segment, we manufacture hydrocarbon resins; wood, gum and tall oil rosin resins; terpene resins and specialties and organic peroxides. Product applications include adhesives, rubber and plastic modifiers, food and beverages, wire and cable compounds and aroma chemicals. We believe that we are the largest manufacturer of thermal-bond polypropylene fine denier staple fibers used in products like disposable diapers. We also produce olefin fiber and yarn for the domestic textile and industrial markets used in fabrics, residential upholstery and geotextiles, carpets and asphalt.

        At December 31, 2000, the principal products and primary markets of this segment were:

            DIVISION                       PRINCIPAL PRODUCTS                               PRIMARY MARKETS
             RESINS       Hydrocarbon resins:  for adhesives and graphic arts.
                                                                                Makers of consumer and industrial
                          Rosin resins: for adhesives, food, rubber and         products such as masking, packaging, arts and duct
                          plastics.                                             tape, construction materials, beverages,
                                                                                chewing gum, wire and cables, plastics,
                          Terpene resins: for chewing gum and adhesives.        fragrances and flavors, printing inks
                                                                                and copier toner.
                          Peroxides: for wire and cable insulation, plastics
                          and rubber.

                          Terpene specialties: for flavor and fragrance in household and industrial products.





              FIBER       Polypropylene and polyethylene; Monocomponent         Makers of disposable hygiene products,
             VISIONS      fibers and bicomponent (PE/PP) fibers: for            upholstered and geotextile fabrics,
                          disposable hygiene products.                          carpets and asphalt.

                          Textile fibers: for decorative and industrial applications.

        During March 2001, definitive purchase and sale agreements for the sale of our hydrocarbon resins division and select portions of our rosin resins divisions to Eastman were signed. Also in March 2001, we entered into an agreement to sell the Peroxides portion of our Resins division. The majority of the remaining portions of the Resins division, including the ink toner portion that one of our joint venture partners exercised a right of first refusal to purchase in June 2000, are expected to be sold during 2001. The Resins division, including those portions associated with the Eastman and Peroxide transactions, had approximately $450 million in net sales in 2000.

RAW MATERIALS AND ENERGY SUPPLY

        Raw materials and supplies are purchased from a variety of industry sources, including agricultural, forestry, mining, and petroleum and chemical industries.

        Important raw materials for the Process Chemicals and Services segment are cationic and anionic polyacrylamides and emulsions, biocides, amines, surfactants, rosin, adipic acid, epichlorohydrin, fumaric acid, stearic acid, diethylenetriamine, phosphorus trichloride, wax and starch.

        Raw materials important to the Functional Products segment are acetaldehyde, fatty acids, chemical cotton, wood pulp, ethyl chloride, alcohols, chlorine, ethylene oxide, propylene oxide, monochloroacetic acid, methyl chloride, caustic, inorganic acids and guar splits.

        The important raw materials for the Chemical Specialties segment are ketones, alcohols, phenol, adipic acid, epichlorohydrin, fumaric acid, stearic acid, diethylenetriamine, phosphorus trichloride, wax, casein, starch, pigments, antioxidants, d-limonene, turpentine, crude tall oil, rosin, pine wood stumps, aromatic and aliphatic resin fonners, cumene, catalysts, pure monomers, toluene, clay, process oils, polyethylene resins and polypropylene resins.

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

COMPETITION

        The specialty chemicals industry is highly fragmented and its participants offer a broad array of product lines and categories, representing many different products designed to meet specific customer requirements. Individual product or service offerings compete on a global, regional and local level due to the nature of the businesses and products, as well as the end-markets and customers served. The industry has become increasingly global as participants focus on establishing and maintaining leadership positions in relatively narrow market niches. Many of our businesses face the competitive domestic and international pressures discussed above, including industry consolidation, pricing pressures and competing technologies. In Pulp and Paper, for example, our end-markets are consolidating and many of our competitors are attempting to enhance their product offerings on a worldwide basis through alliances and distributor arrangements. In addition, certain of our businesses are subject to intense pricing pressures in various product lines, such as fibers in our hygiene products line. FiberVisions, as a fibers manufacturer for carded applications, faces competition from spunbond (SB) and spunbond/melt blown/spunbond (SMS) technologies. SB/SMS products may offer cost savings compared to the products of FiberVisions; however, FiberVisions believes that its carded products provide improved softness, uniformity, and liquid management properties preferred by certain segments of the disposable diaper and other hygiene products markets.

PATENTS AND TRADEMARKS

        Patents covering a variety of products and processes have been issued to our assignees and us. We are licensed under certain other patents held by other parties covering our products and processes. Our rights under these patents and licenses constitute a valuable asset. We currently have over 3,500 patents worldwide covering our products.

        We, and our wholly owned subsidiaries, also have many global trademarks covering our products. Some of the more significant trademarks include:
Aquapel(R) sizing agent, Hercon(R) sizing emulsions, Aqualon(R) water-soluble polymers, Natrosol(R) hydroxyethylcellulose, Culminal(R) methylcellulose, Klucel(R) hydroxypropylcellulose, Natrosol FPS(R) water-soluble polymer suspension, Precis(R) sizing agent, Novus(R) polymer, Dianodic(R) cooling water products, Continuum(R) cooling water products, Kymene(R) resin, Regalrez(R) resin, Herculon(R) fiber, Presstige(R) deposit control additives, Spectrum(R) microbiocides, Ultra-pHase(R) sizing agent, Hercobond(R) dry strength resin, Chromaset(R) surface size and ProSoft(R) tissue softeners.

        We do not consider any individual patent, license or trademark to be of material importance to Hercules taken as a whole.

RESEARCH AND DEVELOPMENT

        Research and development efforts are directed toward the discovery and development of new products and processes, the improvement and refinement of existing products and processes, the development of new applications for existing products and cost improvement initiatives. For example, in 1999 we entered into an agreement with a biotechnology research and development company to develop new proprietary industrial enzymes for use in new product and process development. We spent $80 million on research activities during 2000, as compared to $85 million in 1999 and $61 million in 1998.

        Process Chemicals and Services currently focuses its research and development efforts on growth (innovative high-value product development), technical sales and services (incremental improvements to existing products and services) and cost reduction programs to meet diverse customer needs worldwide. Our state-of-the-art facilities located in Europe and the U.S. are large and sophisticated research and development laboratories with pilot plant capabilities that simulate actual operating conditions in our customer facilities. This allows an accurate assessment of the potential impact of new products on plant performance.

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

        The Resins Division focuses a significant portion of its research and development efforts primarily on cost improvement techniques in production processes and the procurement of raw materials. It also engages in new product development (such as resins for new adhesive systems) and modifying existing products for new applications.

        FiberVisions' major focus in its hygiene product unit is to improve fiber strength while enhancing product properties for loft, softness and stretch, thereby creating a competitive platform that is equal to or better than spunbond. Other research is directed toward the binding, dusting and bonding functions of bicomponent fibers. The textile product unit is investigating the use of specific fibers for new applications in the industrial and decorative fabric industries. The research and development effort is primarily geared toward the development of new fibers and new applications for existing markets.

        The FiberVisions Division has research and development facilities in the U.S. and Europe designed to serve the business needs of its customers. Pilot spinning and processing lines are used to examine new polymers and processing concepts such as monocomponent or bicomponent fibers from single filament spinning to full-scale production facilities.

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

EMPLOYEES

        As of December 31, 2000, we had 9,789 employees worldwide. Approximately 5,882 were located in the United States, and about 16% of these employees were represented by various local or national unions.

INTERNATIONAL OPERATIONS

        Information on net sales and long-lived assets by geographic areas, for each of the three years ended December 31, 2000, appears in Note 26 to the Consolidated Financial Statements. See Part II, Item 8. Direct export sales from the United States to unaffiliated customers were $376 million, $342 million and $319 million for 2000, 1999 and 1998, respectively. Our operations outside the United States are subject to the usual risks and limitations related to investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws, governmental instability (including expropriation or confiscation of assets) and other potentially detrimental domestic and foreign governmental policies affecting United States companies doing business abroad.

ITEM 2.  PROPERTIES:

        Our corporate headquarters and major research center are located in Wilmington, Delaware, while the administrative headquarters of BetzDearborn is located in Trevose, Pennsylvania. We also own a number of plants and facilities worldwide, in locations strategic to the sources of our raw materials or to our customers. All of our principal properties are owned by us, except for our corporate headquarters, which is leased. The following are our major worldwide plants:

Process Chemicals and Services

           BETZDEARBORN - Addison, Illinois; Bakersfield, California; Bangalore, India; Beaumont, Texas; Buenos Aires, Argentina; Chalon, France; Edmonton, Alberta, Canada; Ferentino, Italy; Garland, Texas; Helsingborg, Sweden; Herentals, Belgium; Iksan City, Korea; Ingelburn, Australia; Jurong Town, Singapore; Langhorne, Pennsylvania; Macon, Georgia; Mississauga, Ontario, Canada; New Philadelphia, Ohio; Orange, Texas; Point-Claire, Quebec, Canada; Pudahuel, Santiago, Chile; Santa Fe de Bogota, Colombia; Sorocaba, Brazil; Valencia, Venezuela; Washougal, Washington; Widnes, Cheshire, United Kingdom; and PULP AND PAPER - Aberdeen, Scotland; Beringen, Belgium; Burlington, Ontario, Canada; Busnago, Italy; Chicopee, Massachusetts; Franklin, Virginia; Hattiesburg, Mississippi; Kalamazoo, Michigan; Kimcheon, Korea; Milwaukee, Wisconsin; Nantou, Taiwan; Pandaan, Indonesia; Paulinia, Brazil; Pendlebury, United Kingdom; Portland, Oregon; St. Jean, Quebec, Canada; Sandarne, Sweden; Sara, Mexico; Savannah, Georgia; Shanghai, China; Sobernheim, Germany; Tampere, Finland; Tarragona, Spain; Traun, Austria; Voreppe, France; and Zwijndrecht, The Netherlands.

Functional Products

           AQUALON - Alizay, France; Doel, Belgium; Hopewell, Virginia; Kenedy, Texas; Louisiana, Missouri; Parlin, New Jersey; and Zwijndrecht, The Netherlands.

Chemical Specialties

           FIBERVISIONS - Athens, Georgia; Covington, Georgia; Suzhou,
           China; and Varde, Denmark; and RESINS - Beringen, Belgium; Brunswick, Georgia; Burlington, Ontario, Canada; Franklin, Virginia; Gibbstown, New Jersey; Hattiesburg, Mississippi; Jefferson, Pennsylvania; Middelburg, The Netherlands; Portland, Oregon; San Juan del Rio, Mexico; Savannah, Georgia; and Uruapan, Mexico.

        Our plants and facilities, which are continually added to and modernized, are generally considered to be in good condition with adequate capacity for projected business operations. From time to time we discontinue operations at, or dispose of, facilities that have for one reason or another become unsuitable.

        During 2000, we initiated and/or completed the following major expansion projects designed to strengthen our market position in key growth areas while continuing to improve our manufacturing efficiencies:

     - A 15,000 metric ton capacity expansion of long spin staple fiber in Denmark;

     - A 7,000 metric ton methylcellulose capacity increase in Belgium;

     - A 1,000 metric ton expansion of the Kenedy, Texas, facility to manufacture a newly developed rheology modifier; and

     - A 400 metric ton hydroxypropylcellulose capacity increase in Virginia.

ITEM 3.  LEGAL PROCEEDINGS:


ENVIRONMENTAL

        Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for the investigation and cleanup is between $64 million and $240 million. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 years.

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

                  United States, et al. v. Vertac Corporation, et al., USDC No. LR-C-80-109 and LR-C-80-110 (E.D. Ark.)


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

               On May 21, 1997, the Court issued a ruling that Uniroyal was liable and that Standard Chlorine was not liable to Hercules for contribution. Through the filing of separate summary judgment motions, Hercules and Uniroyal raised a number of defenses to the United States' ability to recover its costs. On October 23, 1998, the Court denied those motions and granted the United States' summary judgment motion, ordering Hercules and Uniroyal to pay the United States approximately $103 million plus any additional response costs incurred or to be incurred after July 31, 1997. Trial testimony on the issue of allocation between Hercules and Uniroyal was completed on November 6, 1998.

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

               On February 8, 2000, the Court issued a final judgment on the allocation between Uniroyal and Hercules, finding Uniroyal liable for
          2.6 percent and Hercules liable for 97.4 percent of the costs at issue. Hercules appealed that judgment on February 10, 2000. That appeal has been docketed and consolidated with the earlier mentioned appeal. Oral argument before the United States Court of Appeals for the Eighth Circuit was held on June 12, 2000.

               On April 10, 2001, the United States Court of Appeals for the Eighth Circuit issued an opinion in the consolidated appeals described above. In that opinion, the Appeals Court reversed the Court's October 12, 1993 grant of partial summary judgment, which had held Hercules jointly and severally liable for costs incurred and to be incurred at the Jacksonville site, and remanded the case back to the U.S. District Court for the Eastern District of Arkansas for a determination of whether the harms at the site giving rise to the government's claims are divisible. The Appeals Court also vacated the Court's October 23, 1998 order granting the United States' summary judgment motion and the February 8, 2000 judgment finding Hercules liable for 97.4% of the costs at issue, ordering that these issues be revisited following further proceedings with respect to divisibility. Finally, the Appeals Court affirmed the judgment of liability against Uniroyal.

               As a result of the Appellate rulings described above, Hercules will be allowed to present both facts and law to the Court in support of Hercules' belief that it should not be liable under CERCLA for some or all of the costs incurred by the government in connection with the site because those harms are divisible. Should Hercules prevail on remand, any liability to the government will be either eliminated or reduced.

               Hercules Incorporated v. Aetna Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-1-CV (consolidated)

               In 1992, Hercules brought suit against its insurance carriers for past and future costs for cleanup of certain environmental sites. In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas site (see discussion above) was completed. The jury returned a "Special Verdict Form" with findings that, in conjunction with the Court's other opinions, were used by the Court to enter a judgment in August 1999. The judgment determined the amount of Hercules' recovery for past cleanup expenditures and stated that Hercules is entitled to similar coverage for costs incurred since September 30, 1997 and in the future. Hercules has not included any insurance recovery in the estimated range of costs above. Since entry of the Court's August 1999 order, Hercules has entered into settlement agreements with several of its insurance carriers and has recovered certain settlement monies. The terms of those settlements and amounts recovered are confidential. Hercules has appealed certain of the trial court's rulings to the Delaware Supreme Court. Oral argument was held on February 13, 2001 before the Delaware Supreme Court, but no ruling has yet been issued.

          Brunswick, Georgia Consent Order and Related Matters

               In December 1997, Hercules received notice of an enforcement action by the State of Georgia, Environmental Protection Department
          (EPD). In the notice, EPD requested that Hercules enter into a proposed Consent Order, alleged violations of the Resource Conservation and Recovery Act (RCRA), and sought a civil penalty of $250,000. Hercules, without admitting liability, entered into a Consent Order with the State of Georgia settling those claims. The Consent Order was finalized and became effective in January 1999. The Consent Order requires Hercules to pay a fine of $80,000, install 3 aquaria in the Brunswick, Georgia, community, maintain the aquaria for 10 years and remediate certain soils that are located at Hercules Brunswick, Georgia, plant. That penalty was paid, and Hercules is currently in compliance with that Consent Order. In February 1999, the Brunswick, Georgia, plant was subject to a multi-media inspection conducted jointly by the U.S. Environmental Protection Agency (EPA) and EPD. As a result of that inspection, several potential areas of non-compliance with applicable environmental laws were identified. We have already addressed many of these potential areas of non-compliance, and are working with both EPA and EPD to address the others. In March 2000, the EPD sent a proposed Consent Order to Hercules, which included a proposed penalty of $330,000. In August 2000, Hercules entered into a Consent Order with EPD to resolve these potential areas of non-compliance and to pay a penalty of $160,000.

         In addition to the multi-media inspection at the Brunswick, Georgia, plant addressed in the above paragraph, the Hattiesburg, Mississippi, plant was also subject to a multi-media inspection. As a result of that inspection, several potential areas of non-compliance with applicable environmental laws were identified. We have already addressed many of these potential areas of non-compliance, and are working with both EPA and the Mississippi Department of Environmental Quality (DEQ) to address the others. In March 2000, the DEQ sent a proposed Consent Order to Hercules, which included a proposed penalty of $232,500. Following negotiations in December 2000, Hercules entered into a consent order with the DEQ in which the proposed penalty was reduced to $26,800 plus $57,200 in Supplemental Environmental Projects.

                                     ******

         At December 31, 2000, the accrued liability of $64 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules.

LITIGATION

        Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. In these legal proceedings, no specifically identified director, officer or affiliate is a party or a named defendant. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage and personal injury matters.

        Hercules is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to asbestos fibers from resin-encapsulated pipe and tank products which were sold by a former subsidiary of Hercules to a limited industrial market, or from alleged exposure to asbestos contained in facilities owned or operated by Hercules. Lawsuits are received and matters settled on a regular basis. In December 1999, Hercules entered into a Settlement Agreement to resolve the majority of these matters then pending. In connection with that settlement, Hercules entered into an agreement with several of its insurance carriers pursuant to which a majority of the amounts paid will be insured. The terms of both agreements are confidential. During 2000 and 2001, Hercules entered into additional settlement agreements. The terms of these settlements are also confidential. In accordance with the terms of the previously mentioned agreement with several of Hercules' insurance carriers, the majority of the amounts paid and to be paid pursuant to these various settlement agreements will be insured. Further, Hercules continues to pursue additional insurance coverage from carriers who were not part of the previously mentioned agreement.

         In June 1998, Hercules and David T. Smith Jr., a former Hercules employee and former plant manager of the Brunswick plant, along with Georgia-Pacific Corporation and AlliedSignal Inc., were sued in Georgia State Court by 423 plaintiffs for alleged personal injuries and property damage. This litigation is captioned Coley, et al. v. Hercules Incorporated, et al., No. 98 VSO 140933 B (Fulton County, Georgia). Plaintiffs allege they were damaged by the discharge of hazardous waste from the companies' plants. On February 11, 2000, the Court dismissed Georgia-Pacific Corporation and AlliedSignal Inc., without prejudice. In September 2000, David T. Smith was dismissed by the Court with prejudice. This case is in the early stages of motion practice and discovery. We have denied liability and intend to vigorously defend this case. On July 18, 2000, we were served with a complaint in a case captioned Erica Nicole Sullivan, et al. v. Hercules Incorporated and David T. Smith, Jr., Civil Action File No. 00-1-05463-99 (Cobb County, Georgia). Based on the allegations contained in the complaint, this matter is very similar to the Coley litigation, and is brought on behalf of approximately 700 plaintiffs for alleged personal injury and property damage arising from the discharge of hazardous waste from Hercules' plant. This case is in the early stages of motion practice and discovery. Venue has been removed to the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1-00-CV-2121 CMA. We deny any liability to plaintiffs, and we will vigorously defend this case.

         In August 1999, Hercules was sued in an action styled as Cape Composites, Inc. v. Mitsubishi Rayon Co., Ltd., Case No. 99-08260 (U.S. District Court, Central District of California), one of a series of similar purported class action lawsuits brought on behalf of purchasers of carbon fiber and carbon prepreg in the United States (excluding the government) from the named defendants from January 1, 1993 through January 31, 1999. The lawsuits were brought following published reports of a Los Angeles federal grand jury investigation of the carbon fiber and carbon prepeg industries. In these lawsuits, Plaintiffs allege violations of Section 1 of the Sherman Antitrust Act for alleged price fixing. In September 1999, these lawsuits were consolidated by the Court into a case captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California), with all related cases ordered dismissed. This lawsuit is in the early stages of motion practice and discovery. Hercules, which is named in connection with its former Composites Products Division, which was sold to Hexcel Corporation in 1996, has denied liability and will vigorously defend this action.

        In connection with the grand jury investigation noted above, in January 2000, the United States Department of Justice (DOJ), Antitrust Division, served a grand jury subpoena duces tecum upon Hercules. We are working with the DOJ to respond to the subpoena, which seeks information relating to Hercules' former Composite Products Division. We have been advised that Hercules is one of several manufacturers of carbon fiber and carbon prepreg that have been served with such a subpoena.

        In December 1999, an action was filed in the U.S. District Court for the Eastern District of Pennsylvania on behalf of two classes of individuals: (1) veterans of the South Korean military who claim they were exposed to Agent Orange and other chemical defoliants used in the demilitarized zone between North and South Korea between 1967 and 1970 and (2) veterans of the United States military who claim to have been similarly exposed. This case is captioned Chang Ok-Lee, Individually and as Representative of a Class, and Thomas Wolfe, Individually and as Representative of a Class v. Dow Chemical Co., et al., Civil Action No. 99-6127 (U.S. District Court, Eastern District of Pennsylvania). During 2000, this case was transferred by the Multi-District Litigation (MDL) Panel to the United States District Court for the Eastern District of New York, where Agent Orange cases have previously been consolidated. There has been little activity in this case since the transfer by the MDL Panel to the Eastern District of New York.

        In 1999, Hercules was sued by Hexcel Corporation (Hexcel) in a case captioned Hexcel Corporation v. Hercules Incorporated, Index No. 602293/99, Supreme Court of New York, County of New York. In this case, Hexcel sought recovery of a total of approximately $8,422,000 (plus interest) in "post-closing" adjustments to the purchase price paid by Hexcel for Hercules' former Composite Products Division. The basis for these alleged "adjustments" derive from the Sale and Purchase Agreement between Hercules and Hexcel dated as of April 15, 1996. In June 2000, the Court granted Hexcel's motion for summary judgment as to liability, finding Hercules liable to Hexcel on technical grounds, but reserved ruling on the amount of damages. The Court then referred the damages determination to a Special Referee. In January 2001, the Special Referee issued a report recommending that Hercules be found liable to Hexcel for a total of approximately $7,300,000 plus interest. In February 2001, Hexcel moved to confirm the Special Referee's report and Hercules cross-moved to confirm in part and reject in part the Special Referee's report. We have specifically challenged the majority of the Special Referee's findings, and we have argued that a $2,000,000 indemnity "basket" established by the terms of the Sale and Purchase Agreement should apply, reducing any award to Hexcel by $2,000,000. The Court has not yet ruled on Hexcel's motion or on Hercules' cross-motion. In addition to the foregoing, in October 2000, Hexcel brought an action against Hercules to compel arbitration to determine the proper "Working Capital Adjustment" under the terms of the Sale and Purchase Agreement. Hexcel claims it is owed approximately $1,500,000, while Hercules believes it is owed approximately $129,000. Hercules has agreed to arbitrate the matter, and the parties are in the process of selecting an arbitrator. We believe Hexcel's claims in this latter action are without merit.

                                     ******

         At December 31, 2000, the consolidated balance sheet reflects a current liability of approximately $25 million for litigation and claims. These amounts represent management's best estimate of the probable and reasonably estimable losses and recoveries related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.


EXECUTIVE OFFICERS OF THE REGISTRANT:

         The name, age, and current position of each executive officer (as defined by SEC rules) of Hercules as of March 15, 2001 are listed below. There are no family relationships among executive officers.

   NAME                               AGE     CURRENT POSITION

   Thomas L. Gossage                  66      Chairman and Chief Executive Officer

   George MacKenzie                   51      Vice Chairman and Executive Vice President

   Dominick W. DiDonna                52      Executive Vice President, Corporate Development

   June B. Barry                      49      Executive Vice President and Chief Administrative Officer

   Israel J. Floyd                    54      Executive Vice President, Secretary and General Counsel

   Van Billet                         46      Senior Vice President and Chief Financial Officer

   Robert C. Flexon                   42      Vice President, Business Analysis and Controller

   Richard L. Fluri                   57      Vice President, Human Resources

   Bruce W. Jester                    49      Vice President, Taxes

   Stuart C. Shears                   50      Vice President and Treasurer

   Allen A. Spizzo                    43      Vice President, Corporate Affairs and Strategic Planning

        Thomas L. Gossage became chairman and chief executive officer on October 17, 2000. Previously, Mr. Gossage, who retired from Hercules in 1996, was chairman from January 1991 to December 1996, chief executive officer from January 1991 to August 1996, and president from 1992 to 1995. Prior to that, he had been a senior vice president of Hercules since September 1989 and president and chief executive officer of The Aqualon Group, a group of entities wholly owned by Hercules, since October 1989. Before joining Hercules in 1988 as president, Hercules Specialty Chemicals Company, Mr. Gossage had been a group vice president at Monsanto Company, a chemical producer. Mr. Gossage is also a director of Fluor Corporation, the Dial Corporation, and Alliant Techsystems, Inc.

         George MacKenzie joined Hercules in 1979 and has held his current position since November 2000. He was executive vice president and chief financial officer from 1999 to 2000. He was senior vice president and chief financial officer from 1996 to 1999. Prior to that, he was vice president and chief financial officer from 1995 to 1996, vice president, Finance, in 1995, and vice president and treasurer from 1991 to 1995. Mr. MacKenzie is a member of the American and Pennsylvania Institutes of Certified Public Accountants; Institute of Management Accountants; Financial Executives Institute, for which he served as president of the Delaware Chapter; Accounting Advisory Board and Investment Committee at the University of Delaware; Manufacturers' Alliance; Board of Directors of C&D Technologies, Inc., where he is chair of the Audit Committee; Board of Trustees of the Medical Center of Delaware; and a member of the Board of OperaDelaware.

         Dominick W. DiDonna joined Hercules in 1980 and has held his current position since November 2000. From 1999 to November 2000 he was executive vice president and president, Process Chemicals and Services segment. He was senior vice president and general manager, Pulp and Paper from 1998 to 1999, senior vice president and general manager, Paper Technology from 1997 to 1998, vice president and general manager, Paper Technology from 1995 to 1997 and vice president and general manager, Aqualon Company from 1992 to 1995.

         June B. Barry joined Betz Laboratories in 1991 and has held her current position since 1999. She was vice president, Human Resources from 1991 to 1999 and also assumed responsibility for Administration in 1995.

         Israel J. Floyd joined Hercules in 1973 and has held his current position since 2000. He had been vice president, secretary and general counsel since 1999 and, prior to that, was secretary and assistant general counsel from 1992 to 1999.

         Van Billet joined Hercules in June 2000 and was named senior vice president and chief financial officer in November 2000. Previously, he was vice president and chief financial officer of PJM Interconnection, LLC in Norristown, Pennsylvania, since 1999. Prior to that, he was vice president of finance to Lyondell Chemical Company and Arco Chemical Company from 1998 to 1999, vice president and controller from 1997 to 1998 and planning manager from 1995 to 1997.

         Robert C. Flexon joined Hercules in June 2000. Previously, he was with Atlantic Richfield Company for more than ten years, serving in several capacities that included: general auditor, ARCO, from 1998 to 2000; franchise manager, ARCO Products Company, from 1996 to 1998; and controller, ARCO Products Company, from 1995 to 1996.

         Richard L. Fluri joined BetzDearborn in 1997. Prior to joining Hercules, he served as Director of Human Resources for the Corporate Headquarters of Campbell Soup Company from 1993 to 1996.

         Bruce W. Jester joined Hercules in 1980 and has held his current position since 1997. He was assistant treasurer and director, Taxes from 1994 to 1997.

         Stuart C. Shears joined Hercules in 1978 and has held his current position since 1999. He was assistant treasurer from 1997 to 1999 and, prior to that, was director, Finance & Credit from 1991 to 1997.

         Allen A. Spizzo originally joined Hercules in 1979. He returned to Hercules in 1997 and has held his current position since April 2000. Prior to that, he was director of corporate development from 1997 to 2000. Previously, he was a group vice president of Metton America, Incorporated, in Atlanta, Georgia, from 1995 to 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        No matter was submitted to a vote of security holders during the fourth quarter of 2000, through the solicitations of proxies or otherwise.

                                     PART II


ITEM 5.  MARKET FOR HERCULES' COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

         Our common stock is listed on the New York Stock Exchange (ticker symbol HPC), The Stock Exchange, London, and the Swiss Stock Exchange. It is also traded on the Philadelphia, Midwest and Pacific Stock Exchanges.

         The approximate number of holders of record of our common stock ($25/48 stated value) as of March 6, 2001 was 16,357.

     1999                                     High         Low
          First Quarter                       29-3/8       25-1/4
          Second Quarter                      40-11/16     24
          Third Quarter                       40-3/8       27-1/16
          Fourth Quarter                      29-1/16      22-3/8
     2000
          First Quarter                       28           13-15/16
          Second Quarter                      17-7/8       13-7/8
          Third Quarter                       16-3/16      11-3/8
          Fourth Quarter                      20-3/16      13-3/4
     2001
          First Quarter                       20           12-5/32

        On December 31, 2000, the closing price of the common stock was $19
1/16.

        Quarterly dividends were declared and paid through the first three quarters of 2000. In August 2000, our Board of Directors reduced our quarterly dividend and in November 2000, our Board of Directors suspended payment of the quarterly dividend beginning with the fourth quarter of 2000. Hercules has declared quarterly dividends as follows:

                      1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
1999                     $0.27         $0.27         $0.27         $0.27
2000                     $0.27         $0.27         $0.08         $0.00

        In November 2000, we issued $400 million aggregate principal amount of 11-1/8% senior notes due 2007 to Donaldson, Lufkin & Jenrette and Credit Suisse First Boston. The underwriting commissions totaled approximately $23 million. The maturity date of the 11-1/8% senior notes is November 15, 2007. We are obligated to pay interest semi-annually at a rate of 11-1/8% per year commencing May 15, 2001.

        The 11-1/8% senior notes were issued and sold in transactions exempt from registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), to persons reasonably believed by the Initial Purchasers to be "Qualified Institutional Buyers" ("QIBs") as defined in Rule 144A under the Securities Act, or institutional accredited investors or sophisticated buyers.

        At any time prior to November 15, 2003, Hercules may on any one or more occasions, redeem up to 35% of the aggregate principal amount of the 11-1/8% senior notes issued at a redemption price of 111.125% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more public equity offerings; provided that (i) at least 65% of the aggregate principal amount of the 11-1/8% senior notes issued under the indenture remains outstanding immediately after the occurrence of such redemption (excluding notes held by Hercules and its subsidiaries); and (ii) the redemption occurs within 45 days of the date of the closing of such public equity offering. At any time prior to November 15, 2001, Hercules may also redeem all or part of the 11-1/8% senior notes upon the occurrence of a change of control at a redemption price equal to 111.125% of the principal amount of the 11-1/8% senior notes redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. Except as described above, the 11-1/8% senior notes will not be redeemable at Hercules' option prior to maturity. Hercules is not required to make mandatory redemption or sinking fund payments with respect to 11-1/8% senior notes. If a change of control occurs, each holder of the notes will have the right to require Hercules to repurchase all or any part of that Holder's notes pursuant to a change of control offer on the terms set forth in the indenture. In the change of control offer, Hercules will offer a change of control payment in cash equal to (i) if such change of control is prior to November 15, 2001, 111.125% of the aggregate principal amount of notes repurchased and (ii) if such change of control is after November 15, 2001, 101% of the aggregate principal amount of the notes repurchased plus, in each case, accrued and unpaid interest and liquidated damages, if any, on the notes repurchased, to the date of purchase. The 11-1/8% senior notes are subject to a registration rights agreement that requires Hercules to file an exchange offer registration statement with the Securities and Exchange Commission within 270 days (no later than August 11, 2001) and to use its best efforts to have the registration statement declared effective within 330 days.

ITEM 6.     SELECTED FINANCIAL DATA:

        A summary of selected financial data for Hercules for the years and year-ends specified is set forth in the table below.

                     (Dollars and shares in millions, except per share)
-----------------------------------------------------------------------------------------------------------
 FOR THE YEAR                                        2000          1999        1998        1997        1996
-----------------------------------------------------------------------------------------------------------
Net sales                                         $3,152        $3,309      $2,145      $1,866      $2,060
Profit from operations                               444           480         192         228         441
Income before effect of change in
accounting principle                                  98           168           9         324         325
Net income                                            98           168           9         319         325
Dividends                                             66           111         104          98          95

PER SHARE OF COMMON STOCK

Basic:
  Earnings before effect of change in
  accounting principle                              0.91          1.63        0.10        3.27        3.10
  Earnings                                          0.91          1.63        0.10        3.22        3.10
Diluted:
  Earnings before effect of change in
  accounting principle                              0.91          1.62        0.10        3.18        2.98
  Earnings                                          0.91          1.62        0.10        3.13        2.98
Dividends declared                                  0.62          1.08        1.08        1.00        0.92

Total assets                                       5,309         5,896       5,833       2,411       2,386
Long-term debt                                     2,342         1,777       3,096         419         345
Company-obligated preferred securities of
subsidiary trust                                     622           992         200          --          --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto. All references to individual Notes refer to Notes to the Consolidated Financial Statements.

ACQUISITIONS, DIVESTITURES, AND UNUSUAL ITEMS

        During 2000, we completed the divestiture of our nitrocellulose and Food Gums businesses and signed a letter of intent relating to the sale of our hydrocarbon resins division and select portions of our rosin resins business (the Eastman transaction). Additionally, in June 2000, one of our joint venture partners exercised a right of first refusal to purchase the ink toner portion of our Resins division. In May 2000, we acquired the paper chemicals business of Quaker Chemical Corporation. In September 2000, we announced that we had formed a strategic marketing alliance with National Starch and Chemical Company for the sale of over 300 million pounds of National Starch's papermaking chemicals starch product line. These transactions are consistent with our announced strategy to monetize non-core businesses and grow core businesses. In the fourth quarter of 2000, we announced our intention to pursue a sale or merger of the Company in the belief that, over the long term, becoming part of a larger enterprise is the best strategic path for the Company. To that end, we retained Goldman, Sachs & Co. and Credit Suisse First Boston to assist the Board of Directors in its identification and evaluation of various alternatives.

        We incurred a loss of $25 million, including $4 million for termination benefits (Notes 14 and 17), in connection with the June 2000 sale of the nitrocellulose business. We completed the sale of our Food Gums division to CP Kelco, a joint venture with Lehman Brothers Merchant Banking II, L.P., in the third quarter 2000, realizing a net gain on the sale of approximately $168 million. We received approximately $395 million in cash proceeds, recorded certain selling and tax expenses of approximately $77 million and retained a 28.6% equity position in CP Kelco. CP Kelco simultaneously acquired the Kelco biogums business of Pharmacia Corporation (formerly Monsanto Company). During the fourth quarter of 2000, Lehman Brothers made an additional capital contribution to CP Kelco thereby reducing our equity position to approximately 23%. Also in the third quarter 2000, we announced that Eastman Chemical Company (Eastman) had signed a letter of intent to purchase our hydrocarbon resins division and select portions of our rosin resins business. Although these initial discussions were terminated, the definitive purchase and sale agreements were signed by Eastman and the Company in March 2001. We anticipate closing the transaction prior to May 31, 2001.

        During 2000, we recognized $66 million in asset impairment charges and write-offs, primarily in the FiberVisions business. Restructuring charges of $18 million, including $4 million (above) related to the nitrocellulose divestiture, were incurred for 2000 restructuring plans, primarily relating to severance and termination benefits for approximately 410 employee terminations in our Process Chemicals & Services segment and corporate realignment due to the divestitures of our non-core businesses (Food Gums, Resins, nitrocellulose). Offsetting these restructuring charges was $4 million of reversals relating to prior year plans. Environmental charges of $8 million were incurred, offset by $11 million in recoveries of insurance and environmental claims. Profit from operations also includes $16 million in severance benefits and compensation expense not associated with restructuring plans. Additionally, we incurred $5 million of integration charges, primarily for consulting and other costs associated with the BetzDearborn Inc. acquisition and $1 million for other items were incurred. The asset impairments were triggered by significantly higher raw material costs and the loss of a facility's major customer (see Notes 14 and 17). Selling, general, and administrative expenses increased in 2000 as a result of a $21 million increase to our reserve for doubtful accounts.

        In 1999, we incurred $39 million of integration charges ($3 million reflected in cost of sales), primarily for employee incentive and retention, consulting, legal and other costs associated with the BetzDearborn Inc. acquisition, partly offset by a $4 million restructuring charge reversal (see
Note 14). During the fourth quarter of 1999, we decided to exit the nitrocellulose business, part of the Functional Products segment, and to take steps to address the performance of some of our specialty product lines in the Chemical Specialties segment. As a result of these decisions, we incurred $28 million of pre-tax costs, consisting of $25 million of asset write-downs and disposal costs ($9 million related to the Functional Products segment and $16 million related to the Chemical Specialties segment), and $3 million of severance benefits for approximately 20 manufacturing employees at a Chemical Specialties segment plant (see Notes 14 and 17). The 1999 profit from operations also includes a net $5 million charge related to legal and environmental matters (see Note 17). Additionally, a production facility fire, a works accident and the impact of Hurricane Floyd added approximately $8 million to cost of sales, and an executive transition agreement increased selling, general, and administrative expense by $8 million. In 1999, we sold our Chilean Agar business, part of the Functional Products segment, for a pre-tax gain of $16 million (see Notes 17 and 24).

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

        The results of operations of the acquired businesses are included in the Consolidated Financial Statements from the dates of acquisition. In 2000, 1999 and 1998 these businesses added approximately $1,492 million, $1,537 million and $363 million of revenue, respectively. Selling, general, and administrative expenses increased in 1999 and 1998 as a result of the amortization of goodwill and intangible assets acquired, while interest and debt expense increased in all years as a result of increased debt required to fund the acquisitions.

        As a result of the 1998 acquisitions, Hercules incurred charges of $232 million before taxes ($197 million net of income taxes) in the fourth quarter of 1998; $215 million is reflected in profit from operations and $17 million, primarily related to termination costs of interest rate swaps on extinguished debt, is reflected in other income (expense) (see Note 19). The largest portion of the charges reflected in profit from operations was $130 million for purchased in-process research and development related to the acquisition of BetzDearborn (see Note 16). The remainder of the charges is primarily related to the company's plans and actions to integrate the operations of BetzDearborn and improve the efficiencies of its existing operations and support activities. The charges include $31 million of employee termination benefits ($12 million related to the Process Chemicals and Services segment, $7 million related to the Functional Products segment, $5 million related to the Chemical Specialties segment and $7 million related to corporate infrastructure), $5 million of exit costs primarily related to facility closures in the Process Chemicals and Services segment and $29 million of asset write-downs ($15 million related to the Functional Products segment, $8 million related to the Chemical Specialties segment and $6 million related to the Process Chemicals and Services segment) resulting from adverse business negotiations, the BetzDearborn acquisition, and the loss of a customer (see Notes 14 and 17). Additionally, we incurred approximately $11 million of integration expenses related to the acquisition and other expenses of $9 million. Other income (expense) in 1998 also included a $62 million charge from the settlements of long-standing "whistle-blower" lawsuits related to the divested aerospace business (see Notes 19 and 25).

        The acquisition of BetzDearborn also resulted in the inclusion of a $98 million liability as part of the purchase price allocation. This liability included approximately $74 million related to employee termination benefits and $24 million for office and facility closures, relocation of BetzDearborn employees and other related exit costs, all of which relate to the Process Chemicals and Services segment (see Notes 1 and 14).

        With respect to the termination benefits and exit costs incurred in 1998 ($31 million in termination benefits and $5 million in exit costs charged to other operating expenses and $98 million in termination benefits and exit costs charged to goodwill), cumulative cash payments totaled $95 million through 2000 (see Note 14).

        The impairment losses recognized in all three years are calculated pursuant to our policy for accounting for long-lived assets (see Summary of Significant Accounting Policies).

        The above-mentioned unusual items, excluding the $98 million BetzDearborn purchase price allocation, are primarily included in Reconciling items in each of the respective years in the segment footnote disclosure (see
Note 26).

SUBSEQUENT EVENTS

        On February 5, 2001, we announced an agreement had been reached with Eastman (following the January 2001 termination of the original letter of intent that had been signed in September 2000) for the sale of our hydrocarbon resins division and select portions of our rosin resins business. During March 2001, definitive purchase and sale agreements for the Eastman transaction were signed. Also in March 2001, we entered into an agreement to sell the Peroxides portion of our Resins division. We anticipate closing both transactions prior to May 31, 2001.

        Both our senior credit facility and our ESOP Trust loan (Note 6) require quarterly compliance with certain financial covenants, including leverage ratio ("debt/EBITDA ratio"), an interest coverage ratio and minimum net worth. In addition, we are required to deliver our annual audited consolidated financial statements to the lenders within 90 days of the Company's fiscal year end.

        Due to the delay in closing the Eastman transaction, which in turn delayed the pay down of the debt, our debt as of March 31, 2001 was significantly higher than planned. As a result, the Company would have been out of compliance with the debt/EBITDA ratio covenant of its senior credit facility as of March 31, 2001. In addition, due to the fact that the Company has extended the filing date for this 10-K, the Company's annual audited financial statements were not provided to the lenders by March 31, 2001.

        On April 5, 2001, in consideration for the payment of a fee, our senior credit facility bank syndicate and ESOP lender granted waivers with respect to:
(1) compliance with the debt/EBITDA ratio as of March 31, 2001, and (2) an extension of time to deliver the December 31, 2000 audited financial statements to April 17, 2001. These statements have now been completed.

        With respect to the covenant regarding the debt/EBITDA ratio, the waiver requires that the Eastman transaction be consummated on or before May 31, 2001. In addition, the Company must demonstrate, as of the last day of the month in which the Eastman transaction closes, that the leverage ratio does not exceed
4.75 to 1.00 after giving affect to the application of the net cash proceeds from the Eastman transaction to prepay the tranche A term loan and the ESOP Trust loan. The Company expects to achieve this leverage ratio, although it may be necessary to close the Peroxide transaction prior to or in the same month as the Eastman transaction.

        A breach of any of the terms and conditions of the waiver would give the lenders the right to accelerate repayment of substantially all of our indebtedness if they choose to do so. Upon any such acceleration, the debt would become immediately due and payable and any loan commitments terminated. Although no assurances can be given in this regard, we anticipate closing the Eastman and Peroxides transactions prior to May 31, 2001. Using the net proceeds for repayment of debt, we expect that we will be in compliance with all debt covenants during the second quarter 2001 as well as the remainder of the year.

        While, as indicated above, we expect to satisfy all conditions of the waiver and remain in compliance with our debt covenants, current and future compliance is dependent upon generating sufficient EBITDA and cash flow which are, in turn, impacted by business performance, economic climate, competitive uncertainties and possibly the resolution of contingencies, including those set forth in Note 25 to the consolidated financial statements.

        In the event the Company is not in compliance with the debt covenants at the conditional date or thereafter, we would pursue various alternatives, which may include, among other things, refinancing of debt, debt covenant amendments, or debt covenant waivers. While we believe we would be successful in pursuing these alternatives, there can be no assurance that we would be successful (see Note 23).

        On March 23, 2001, ISP filed with the SEC its definitive proxy statement for soliciting proxies from the Company's shareholders to vote for ISP's own slate of director nominees in opposition to management. In response to ISP's filings, the Company filed its definitive proxy statement on April 12, 2001. ISP's proxy contest has resulted in the incurrence of substantial fees and expenses and the diversion of management's time and efforts from the Company's ongoing strategy to reduce debt, decrease spending and generate cash. In addition, the proxy contest could negatively impact the Company's current process aimed at a sale or merger of the Company and/or its businesses.

        On April 10, 2001, the United States Court of Appeals for the Eighth Circuit issued an opinion in the United States, et al. v. Vertac Corporation, et al, as described in Item 3. In that opinion, the Appeals Court reversed the Court's October 12, 1993 grant of partial summary judgment, which had held Hercules jointly and severally liable for costs incurred and to be incurred at the Jacksonville site, and remanded the case back to the U.S. District Court for the Eastern District of Arkansas for a determination of whether the harms at the site giving rise to the government's claims are divisible. The Appeals Court also vacated the Court's October 23, 1998 order granting the United States summary judgement motion and the February 8, 2000 judgment finding Hercules liable for 97.4% of the costs at issue, ordering that these issues be revisited following further proceedings with respect to divisibility. Finally, the Appeals Court affirmed the judgment of liability against Uniroyal.

        As a result of the Appellate rulings described above, Hercules will be allowed to present both facts and law to the Court in support of Hercules' belief that it should not be liable under CERCLA for some or all of the costs incurred by the government in connection with the site because those harms are divisible. Should Hercules prevail on remand, any liability to the government will be either eliminated or reduced (see Note 25).

RESULTS OF OPERATIONS

(All comparisons are with the previous year unless otherwise stated.)

2000 vs. 1999:

        Consolidated revenues were $3,152 million for 2000, a decrease of $157 million or 5% from 1999. Approximately $135 million of this decrease is attributable to the strength of the U.S. dollar in 2000, principally versus the Euro that weakened dramatically throughout the year. Excluding the impact of the stronger dollar, consolidated revenues decreased approximately $22 million or 1%. Additionally, consolidated revenues decreased approximately $111 million when compared to 1999 as a result of revenues attributable to the divested Food Gums, nitrocellulose, and agar businesses. Revenues relating to Hercules' ongoing businesses (excluding Food Gums, nitrocellulose, and agar) increased by approximately $89 million in 2000 after adjusting for currency effects. Consolidated profit from operations decreased $36 million or 8%. Excluding divested businesses, consolidated profit from operations decreased $140 million. The Euro adversely impacted operating profit by approximately $36 million. Raw material and energy costs escalated significantly in 2000 and were difficult to recover in a timely manner. As 2000 ended, demand slowed in several of our key markets. Excluding the foreign currency effects, consolidated profit from operations decreased approximately $104 million or 21%.

        Process Chemicals and Services segment revenues were down $8 million or less than 1%. Excluding the impact of the stronger dollar, revenues were up $51 million or 3%, reflecting a 2% increase in volumes over 1999. Profit from operations decreased $41 million or 12%. Excluding the impact of the stronger dollar, profit from operations was down $26 million or 8%. During 2000, we increased our reserve for doubtful accounts by $21 million.

        Functional Products segment revenues were down $133 million or 15% and profit from operations decreased $42 million or 19%. Excluding the divested Food Gums and nitrocellulose businesses, segment revenues were down $22 million or 4% and profit from operations decreased $33 million or 18%. The strengthening U.S. dollar vis-a-vis the Euro was the primary variant in year on year operating results. Excluding the impact of the stronger dollar, revenues were up $16 million or 3% and profit from operations was down $16 million or 9%. Higher raw material and energy costs, combined with unfavorable product mix changes negatively impacted operating profit towards the end of the year. Demand in the paint and construction markets normally slows at year-end; however, we saw a more significant slowdown in demand than is typical in these markets. Business in the oilfield industry remained strong in the fourth quarter. Volumes for this segment were up almost 7% year over year.

        Chemical Specialties segment revenues were down $16 million or 2% and profit from operations decreased $30 million or 34%. Excluding the impact of the stronger dollar, revenues were up $22 million or 3%, and profit from operations was down $27 million or 30%. Operating performance was negatively impacted by significantly higher polypropylene feed stock costs and lower volumes. Volumes for this segment were down just under 1%. The slowdown in the adhesives end market was a primary driver in lower volumes.

1999 vs. 1998:

        Consolidated revenues increased $1,103 million or 51% primarily from the full year revenue impact of the 1998 acquisition of BetzDearborn and FiberVisions, as well as year-over-year volume improvements in all three segments. These improvements were partially offset by pricing declines in all segments due to competitive pressure and the negative effects of a stronger dollar relative to foreign currencies. Consolidated profit from operations increased $288 million or 150%. However, after adjusting for the unusual items described in the previous section, consolidated profit from operations increased $141 million or 34%. This increase is due to the full year operating profit impact of the acquired businesses along with synergies realized, manufacturing cost improvements and volume gains. Offsetting these increases were the negative impact of pricing declines and the full year impact of goodwill and intangible amortization expense.

        Process Chemicals and Services segment revenues increased $988 million or 138% primarily due to the full year impact of the acquired BetzDearborn revenues and higher volumes, partly offset by lower pricing due to competitive pressure and consolidation within the paper industry. A relatively stronger dollar, particularly versus the Brazilian real, also negatively impacted the revenue comparison. Profit from operations increased $207 million or 158% in 1999, reflecting a full year of BetzDearborn results in 1999, synergies realized and manufacturing cost improvements. These improvements were offset by lower pricing and higher supply chain costs.

        Functional Products segment revenues were flat in 1999 compared to 1998 as food gums volume and pectin pricing improvements were offset by lower pricing due to competitive pressure and over-capacity in various other markets and also by weak demand in the oilfield markets. Profit from operations increased $3 million or 1% in 1999. However, excluding the costs primarily associated with a production facility fire at the Parlin, New Jersey, plant operating profit increased $10 million or 5% in 1999, primarily due to the recovery of the Asian currencies, particularly the Japanese yen, relative to the dollar and manufacturing cost improvements.

        Chemical Specialties segment revenues increased $119 million or 21% in 1999, primarily due to the full year effect of the FiberVisions acquisition and Resins volume improvements, partly offset by lower pricing due to competitive pricing pressure and lower polymer costs, along with a stronger dollar relative to foreign currencies. Profit from operations rose $14 million or

19%. Excluding the third quarter 1999 impact of Hurricane Floyd on our Resins production facilities, operating profit increased $16 million or 21%. The increase in operating profit is primarily due to the inclusion of FiberVisions results for the full year 1999 and lower polymer cost offset by lower pricing.

Interest and Debt Expense and Preferred Security Distributions; Equity Income; Provision for Income Taxes:

        Interest and debt expense and preferred security distributions of subsidiary trusts increased $24 million or 10% in 2000 versus 1999. Amortization of debt issuance costs had a significant effect on current year interest expense. Additionally, the company's debt was downgraded by the major rating agencies during the year, with a corresponding increase in our borrowing costs (see Notes 6 and 7).

        Equity in income of affiliated companies declined over the three-year period ended December 31, 2000 principally as a result of the monetization of Hercules' investment in Alliant Techsystems; 2000 was negatively impacted by an equity loss in CP Kelco in the fourth quarter.

        The provision for income taxes reflects effective tax rates of 40% in 2000, 31% in 1999 and 88% in 1998. The primary cause of the increase in the effective tax rate for the year 2000 was the effect of non-deductible goodwill amortization on a lower pre-tax income base, offset by the benefit of the utilization of research and development credits, favorable audit settlements and utilization of a capital loss. The 1999 rate was favorably impacted by the utilization of a capital loss and other adjustments related to prior years' assessments. The 1998 rate is significantly higher than the federal statutory income tax rate of 35% because the charges for purchased in-process research and development and goodwill amortization related to BetzDearborn were not deductible for income tax purposes. The impact of these nondeductible items was reduced by favorable state tax settlements relating to a prior year's sale of an investment and favorable federal tax adjustments related to prior years' assessments.

FINANCIAL CONDITION

        Liquidity and financial resources: Net cash flow from operations was $70 million in 2000, $280 million in 1999 and $181 million in 1998. The 2000 decrease reflects lower net income, the payment of legal settlements, net of insurance recoveries and higher working capital requirements. The 1999 increase reflects higher profit from operations, primarily from acquired businesses, and lower tax payments offset by higher interest payments, cash expenditures for integration, termination benefits and other exit costs, along with higher working capital requirements. 1998 included higher interest payments related to increased debt and increased payments for legal settlements, offset by lower income tax payments and cash flow from acquired businesses.

        Net cash provided by (used in) investing activities was $213 million in 2000, ($193) million in 1999 and ($2,691) million in 1998. In September 2000, we sold our Food Gums Division for which we received approximately $395 million in cash proceeds. After recording certain selling and tax expenses of $77 million, the net proceeds of approximately $318 million were applied to repay term loan tranche C.

        Capital expenditures during 2000 were $179 million. The decrease of $17 million in capital expenditures for 2000 was primarily due to stringent capital spending controls instituted during the year. Capital expenditures during 1999 and 1998 were $196 million and $157 million, respectively. The increase of $39 million in capital expenditures for 1999 was primarily due to higher spending in the Functional Products segment due to the methylcellulose expansion in Doel, Belgium, and the pectin expansion in Grossenbrode, Germany.

        As noted above, during 1998, the company completed five acquisitions for approximately $3,620 million, primarily in cash and assumed debt (see Notes 1 and 6). The company financed the acquisitions and refinanced existing debt with borrowings under a $3,650 million credit facility with a syndicate of banks. The company's credit agreements contain restrictive covenants that require maintenance of certain financial covenants, including leverage, net worth, and interest coverage, and provide that the entry of a judgment or judgments involving aggregate liabilities of $50 million or more be vacated, discharged, stayed, or bonded within 60 days of entry of such judgment or judgments.

        In September 1998, we filed a shelf registration statement to increase accessible securities from $300 million to $3,000 million. The registration statement allowed for issuance of equity, equity-like and debt securities.

        In November 1998, Hercules Trust V, a wholly owned subsidiary trust of Hercules, completed a private placement of $200 million Redeemable Hybrid INcome Overnight Shares (RHINOS) (See Note 7). We repaid the RHINOS with a portion of the proceeds of the 11-1/8% senior notes offering on November 14, 2000.

        In March 1999, Hercules Trust I, a wholly owned subsidiary trust of Hercules, completed a public offering of $362 million of Trust Originated Preferred Securities (TOPrS) (see Note 7). Proceeds of the offering were used to repay long-term debt. Hercules' Trust I obligations are guaranteed by Hercules.

         During the second quarter of 1999, we amended our credit agreement to allow for borrowing in euros, as well as in U.S. dollars. Approximately $950 million of U.S. dollar denominated debt was converted to euro indebtedness.

        In July 1999, we completed a public offering of 5,000,000 shares of our common stock, which provided us with net proceeds of $171.5 million (see Note
9). On the same date, Hercules and Hercules Trust II, a wholly owned subsidiary trust of Hercules, completed a public offering of 350,000 CRESTS Units (see Note
7). Each CRESTS Unit consists of one preferred security of Hercules Trust II and one warrant to purchase 23.4192 shares of Hercules common stock at an initial exercise price of $1,000 (equivalent to $42.70 per share). The warrants may be exercised, subject to certain conditions, at any time before March 31, 2029, unless there is a reset and remarketing event. This transaction provided net proceeds to Hercules of $340.4 million. We used the proceeds from both offerings to repay long-term debt.

        On December 23, 1999, Hercules Trust VI, a wholly owned subsidiary trust of Hercules, completed a private placement of 170,000 Floating Rate Preferred Securities (Floating Rate Preferred) (see Note 7). We repaid the Floating Rate Preferred with a portion of the proceeds of the 11-1/8% senior notes offering on December 29, 2000.

        On November 14, 2000, we completed a refinancing and modification of our existing debt as part of an overall program to obtain a financial structure that will appropriately support the organization. In conjunction with and conditioned upon the effectiveness of the amendment to our credit facilities, the company borrowed $375 million under the senior credit facility (term loan tranche D) and also issued $400 million of 11-1/8% senior notes due 2007. Concurrently with, and as a condition to, term loan tranche D and the offering of the 11-1/8% senior notes, our senior credit facility and ESOP credit facility were amended to: (i) modify our financial covenants; (ii) change the mandatory prepayment provisions; and (iii) provide for security, among other things.

        Term loan tranche D initially bore interest at LIBOR + 2.75%, matures on November 15, 2005 and will require only nominal principal payments prior to maturity. The senior notes will accrue interest at 11-1/8% per annum, payable semi-annually commencing May 15, 200l. The senior notes are guaranteed by each of Hercules' current and future wholly owned domestic restricted subsidiaries. At any time prior to November 15, 2003, Hercules may on any one or more occasions, redeem up to 35% of the aggregate principal amount of the senior notes issued at a redemption price of 111.125% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more public equity offerings, provided that (i) at least 65% of the aggregate principal amount of the senior notes issued under the indenture remains outstanding, immediately after the occurrence of such redemption (excluding notes held by Hercules and its Subsidiaries); and (ii) the redemption occurs within 45 days of the date of the closing of such public equity offering. At any time prior to November 15, 2001, Hercules may also redeem all or a part of the senior notes upon the occurrence of a change of control at a redemption price equal to 111.125% of the principal amount of the senior notes redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. Except as described above, the senior notes will not be redeemable at Hercules' options prior to maturity. Hercules is not required to make mandatory redemption or sinking fund payment with respect to the senior notes. The 11-1/8% senior notes are subject to a registration rights agreement that requires Hercules to file an Exchange Offer Registration Statement (Exchange Offer) with the Securities and Exchange Commission within 270 days (August 11, 2001) and to use its best efforts to have Exchange Offer declared effective prior to 330 days from November 14, 2000.

        The proceeds of term loan tranche D and the senior notes were used to reduce borrowings under our revolving credit agreement, repay the RHINOS and the Floating Rate Preferred and reduce the current portion of term loan tranche A.

        As of December 31, 2000, the company had $459 million available under the revolving credit agreement and $182 million of short-term lines of credit. However, the actual availability under the revolving credit agreement is constrained by our ability to meet covenants in our senior credit facility.

        Both our senior credit facility and our ESOP Trust loan (Note 6) require quarterly compliance with certain financial covenants, including leverage ratio ("debt/EBITDA ratio"), an interest coverage ratio and minimum net worth. In addition, we are required to deliver our annual audited consolidated financial statements to the lenders within 90 days of the Company's fiscal year end.

        Due to the delay in closing the Eastman transaction, which in turn delayed the pay down of the debt, our debt as of March 31, 2001 was significantly higher than planned. As a result, the Company would have been out of compliance with the debt/EBITDA ratio covenant of its senior credit facility as of March 31, 2001. In addition, due to the fact that the Company has extended the filing date for this 10-K, the Company's annual audited financial statements were not provided to the lenders by March 31, 2001.

        On April 5, 2001, in consideration for the payment of a fee, our senior credit facility bank syndicate and ESOP lender granted waivers with respect to:
(1) compliance with the debt/EBITDA ratio as of March 31, 2001, and (2) an extension of time to deliver the December 31, 2000 audited financial statements to April 17, 2001. These statements have now been completed.

        With respect to the covenant regarding the debt/EBITDA ratio, the waiver requires that the Eastman transaction be consummated on or before May 31, 2001. In addition, the Company must demonstrate, as of the last day of the month in which the Eastman transaction closes, that the leverage ratio does not exceed
4.75 to 1.00 after giving affect to the application of the net cash proceeds from the Eastman transaction to prepay the tranche A term loan and the ESOP Trust loan. The Company expects to achieve this leverage ratio, although it may be necessary to close the Peroxide transaction prior to or in the same month as the Eastman transaction.

        A breach of any of the terms and conditions of the waiver would give the lenders the right to accelerate repayment of substantially all of our indebtedness if they choose to do so. Upon any such acceleration, the debt would become immediately due and payable and any loan commitments terminated. Although no assurances can be given in this regard, we anticipate closing the Eastman and Peroxides transactions prior to May 31, 2001. Using the net proceeds for repayment of debt, we expect that we will be in compliance with all debt covenants during the second quarter 2001 as well as the remainder of the year.

        While, as indicated above, we expect to satisfy all conditions of the waiver and remain in compliance with our debt covenants, current and future compliance is dependent upon generating sufficient EBITDA and cash flow which are, in turn, impacted by business performance, economic climate, competitive uncertainties and possibly the resolution of contingencies, including those set forth in Note 25 to the consolidated financial statements.

        In the event the Company is not in compliance with the debt covenants at the conditional date or thereafter, we would pursue various alternatives, which may include, among other things, refinancing of debt, debt covenant amendments, or debt covenant waivers. While we believe we would be successful in pursuing these alternatives, there can be no assurance that we would be successful.

        Capital Structure and Commitments: Total capitalization (stockholders' equity, company obligated preferred securities of subsidiary trusts, and debt) decreased to $4.0 billion at December 31, 2000, from $4.3 billion in the prior year. The ratio of debt-to-total capitalization increased to 64% at December 31, 2000 from 57% at December 31, 1999, as a result of the repayment of the RHINOS and Floating Rate Preferred Securities in the fourth quarter (see Note 7). The current ratio increased to 1.1 at December 31, 2000, compared to .86 at December 31, 1999. The quick ratio increased to .78 at December 31, 2000, compared to .61 at December 31, 1999.

        On October 4, 2000, Moody's Investors Service, Inc., downgraded our senior unsecured credit rating to Ba1 with a stable outlook. On October 19, 2000, Standard & Poor's Ratings Services downgraded our corporate credit rating to BB+ and placed us on Credit Watch with "developing" implications. On November 9, 2000, Moody's Investors Service, Inc., assigned a Ba1 rating to the term loan tranche D and a Ba2 rating to the 11-1/8% senior notes. Also on November 9, 2000, Standard & Poor's Ratings Services assigned a BB+ rating to the term loan tranche D and a BB- rating to the 11-1/8% senior notes. Both ratings were placed on CreditWatch with "developing" implications. On January 23, 2001, Standard & Poor's Ratings Services downgraded our corporate credit rating to BB, which initiated a 50 basis point increase in the interest rates of term loan tranche A and term loan tranche D. On January 25, 2001, Standard & Poor's Ratings Services assigned a B+ rating to the 11-1/8% senior notes. These actions and future adverse actions, if any, by the rating agencies are likely to result in us incurring higher interest costs in future periods.

        Quarterly dividends of $0.27 per share were declared and paid in the first and second quarters of 2000. In August 2000, the Board of Directors reduced our quarterly dividend payment to $.08 per share, which was paid in September 2000 for the third quarter of 2000. On November 13, 2000, the Board of Directors determined to suspend the payment of the quarterly dividend beginning with the fourth quarter of this year, subject to reconsideration of the policy by the Board, in its discretion, when warranted under appropriate circumstances. In addition, payment of future dividends is significantly restricted by the indenture governing the senior notes. The annual dividend was $.62 and $1.08 per share during 2000 and 1999, respectively.

        Capital expenditures are expected to approximate $105 million during 2001. This includes funds for continuing or completing existing projects and for implementing new projects.

RISK FACTORS


Market Risk

        Fluctuations in interest and foreign currency exchange rates affect the company's financial position and results of operations. The company has used several strategies to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow. (See "Foreign Currency Translation" and "Derivative Financial Instruments and Hedging" in the Summary of Significant Accounting Policies and Notes 19 and 22.) Sensitivity of the company's financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The market values for interest rate risk are calculated by the company utilizing a third-party software model that utilizes standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

        During 2000, the interest rate swap portfolio was substantially terminated due to the conversion of foreign denominated debt to U.S. dollar denominated debt in the first half of 2000 and the November 2000 debt restructuring which replaced variable rate debt with fixed rate debt.

        The company's derivative and other financial instruments subject to interest rate risk consist of debt instruments, interest rate swaps and currency swaps. At December 31, 2000 and 1999, net market value of these combined instruments, substantially all of which were debt at December 31, 2000, was a liability of $3.08 billion and $3.32 billion, respectively. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at December 31, 2000 and 1999 would result in a $70 million and $80 million decrease in the net market value of the liability, respectively. A 100-basis point decrease in interest rates at December 31, 2000 and 1999 would result in a $78 million and $92 million increase in the net market value of the liability, respectively.

        Our financial instruments subject to changes in equity price risk, including the warrants component of the CRESTS Units issued in 1999 (see Note
7), represent a net obligation of $72 million and $29 million at December 31, 2000 and 1999, respectively. The increase in the net obligation is primarily a result of the effect of the depressed stock price on the market value of the warrant component of the CRESTS units and a decrease in securities held by our captive insurance company. The sensitivity analysis assumes an instantaneous 10% change in valuation with all other variables held constant. A 10% increase in market value at December 31, 2000 and 1999 would increase the net obligation by $9 million and $15 million, respectively, while a 10% decrease would reduce the net obligation by $9 million and $12 million, respectively.

        Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards, options and foreign currency debt and represent a net liability position of $1 million and $885 million at December 31, 2000 and 1999, respectively. The decrease in the net liability position was due to the termination of our foreign exchange position in multi-currency denominated debt. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at December 31, 2000 and 1999 would result in a $2 million decrease and an $89 million decrease in the net liability position, respectively, while a 10% weakening of the dollar versus all currencies would result in a $3 million increase and an $88 million increase in the net liability position, respectively.

        Foreign exchange forward and option contracts have been used to hedge the company's firm and anticipated foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. There are presently no significant restrictions on the remittance of funds generated by the company's operations outside the United States.

Environmental

        Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $64 million and $240 million. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and financial position of Hercules (see Note 25).

        Environmental remediation expenses are funded from internal sources of cash. Such expenses are not expected to have a significant effect on the company's ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows.

Litigation

        Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage and personal injury matters. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period (see Note 25).

Other

        On March 23, 2001, ISP filed with the SEC its definitive proxy statement for soliciting proxies from the Company's shareholders to vote for ISP's own slate of director nominees in opposition to management. In response to ISP's filings, the Company filed its definitive proxy statement on April 12, 2001. ISP's proxy contest has resulted in the incurrence of substantial fees and expenses and the diversion of management's time and efforts from the Company's ongoing strategy to reduce debt, decrease spending and generate cash. In addition, the proxy contest could negatively impact the Company's current process aimed at a sale or merger of the Company and/or its businesses.

PENDING ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. The Company adopted SFAS 133 effective January 1, 2001. As discussed in Notes 6 and 22, during 2000, the Company converted substantially all of its foreign currency denominated borrowings to fixed rate U.S. dollar denominated borrowings and closed most of its outstanding interest rate swaps. Based on these actions and a review of our contracts and agreements, the Company believes that the adoption of SFAS No. 133 will not have a material effect on its earnings or statement of financial position. However, due to certain provisions in our debt agreements, the results of operations could be materially affected in 2001 if it becomes more likely that a change of control will occur before November 15, 2001.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                           REQUIRED SUPPLEMENTARY DATA
                              HERCULES INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS                                                                                            Page
                                                                                                                             ----
Report of Independent Accountants......................................................................................       24
Consolidated Statement of Income for the Years Ended December 31, 2000, 1999 and 1998..................................       25
Consolidated Balance Sheet as of December 31, 2000 and 1999............................................................       26
Consolidated Statement of Cash Flow for the Years Ended December 31, 2000, 1999 and 1998...............................       27
Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998....................       28
Consolidated Statement of Comprehensive Income (Loss) for the Years Ended December 31, 2000, 1999 and 1998.............       29
Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements..............................       30

SUPPLEMENTARY DATA

Summary of Quarterly Results (Unaudited)...............................................................................       65
Subsidiaries of Registrant.............................................................................................       66

                        REPORT OF INDEPENDENT ACCOUNTANTS

      To the Shareholders and the Board of Directors of Hercules Incorporated
      Wilmington, Delaware

             In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hercules Incorporated and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 69 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             As discussed in Note 23, on April 5, 2001 the Company received waivers from certain of its lenders of debt covenant violations at March 31, 2001. The debt covenant violations, conditions of the waivers, management's outlook as to future debt covenant compliance and plans should they not be in compliance in the future are discussed in Note 23.



      PricewaterhouseCoopers LLP
      Philadelphia, Pennsylvania
      April 10, 2001

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

                                                        (Dollars in millions, except per share)
                                                              2000         1999         1998
                                                              ----         ----         ----
Net sales                                                   $ 3,152      $ 3,309      $ 2,145
                                                            -------      -------      -------
Cost of sales                                                 1,784        1,831        1,287
Selling, general and administrative expenses                    810          787          377
Research and development                                         80           85           61
Goodwill and intangible asset amortization                       80           79           22
Purchased in-process research and development (Note 16)          --           --          130
Other operating (income) expenses, net (Note 17)                (46)          47           76
                                                            -------      -------      -------
Profit from operations                                          444          480          192

Equity in income (loss) of affiliated companies                  (2)           1           10
Interest and debt expense (Note 18)                             164          185          101
Preferred security distributions of subsidiary trusts            96           51            2
Other income (expense), net (Note 19)                           (18)          (2)         (22)
                                                            -------      -------      -------
Income before income taxes                                      164          243           77
Provision for income taxes (Note 20)                             66           75           68
                                                            -------      -------      -------
Net income                                                  $    98      $   168      $     9
                                                            =======      =======      =======
Earnings per share (Note 21)
    Basic:                                                  $  0.91      $  1.63      $  0.10
    Diluted:                                                $  0.91      $  1.62      $  0.10

   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET

                                                                                        (Dollars in
                                                                                        millions)
                                                                                        December 31,
                                                                                     2000            1999
                                                                                    -------         -------
ASSETS
Current assets
  Cash and cash equivalents                                                         $    54         $    63
  Accounts receivable, net (Note 2)                                                     626             766
  Inventories (Note 3)                                                                  305             380
  Deferred income taxes (Note 20)                                                        37             129
                                                                                    -------         -------
  Total current assets                                                                1,022           1,338
Property, plant, and equipment, net (Note 12)                                         1,104           1,321
Investments (Note 4)                                                                     53              47
Goodwill and other intangible assets, net (Note 13)                                   2,391           2,570
Prepaid pension (Note 15)                                                               246             217
Deferred charges and other assets                                                       493             403
                                                                                    -------         -------
  Total assets                                                                      $ 5,309         $ 5,896
                                                                                    =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                  $   259         $   320
  Short-term debt (Note 5)                                                              261             678
  Accrued expenses (Note 12)                                                            402             561
                                                                                    -------         -------
  Total current liabilities                                                             922           1,559
Long-term debt (Note 6)                                                               2,342           1,777
Deferred income taxes (Note 20)                                                         187             287
Other postretirement benefits (Note 15)                                                 122             129
Deferred credits and other liabilities                                                  298             289
                                                                                    -------         -------
  Total liabilities                                                                   3,871           4,041
Commitments and contingencies (Note 25)                                                  --              --
Company-obligated preferred securities of subsidiary trusts (Note 7)                    622             992
Stockholders' equity
  Series preferred stock (Note 8)                                                        --              --
  Common stock, $25/48 par value (Note 9)                                                83              83
   (shares issued: 2000 - 159,984,444; 1999 - 159,976,730)
  Additional paid-in capital                                                            726             757
  Unearned compensation (Note 10)                                                      (115)           (123)
  Other comprehensive losses                                                           (143)            (44)
  Retained earnings                                                                   2,157           2,125
                                                                                    -------         -------
                                                                                      2,708           2,798
Reacquired stock, at cost (shares: 2000 - 52,442,393; 1999 - 53,587,365)              1,892           1,935
                                                                                    -------         -------
Total stockholders' equity                                                              816             863
                                                                                    -------         -------
Total liabilities and stockholders' equity                                          $ 5,309         $ 5,896
                                                                                    =======         =======

   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW

                                                                                  (Dollars in millions)
                                                                          2000            1999           1998
                                                                          ----            ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                              $    98         $   168         $     9
Adjustments to reconcile net income to net cash provided from operations:
  Depreciation                                                              132             144              86
  Amortization                                                              114             106              22
  Write-off of in-process research and development                           --              --             130
  Gain on disposals                                                        (142)            (23)            (23)
  Noncash charges (credits)                                                 105             (13)             38
  Other                                                                      --              --              (6)
  Accruals and deferrals of cash receipts and payments:
    Affiliates' earnings in excess of dividends received                      2              (1)             (6)
    Accounts receivable                                                      48             (69)             26
    Inventories                                                              (3)             (7)            (14)
    Accounts payable and accrued expenses                                  (190)            (27)            (72)
    Noncurrent assets and liabilities                                       (94)              2              (9)
                                                                        -------         -------         -------
      Net cash provided by operations                                        70             280             181
                                                                        -------         -------         -------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                       (187)           (196)           (157)
Proceeds of investment and fixed asset disposals                            418              50             600
Acquisitions, net of cash acquired                                           (6)            (10)         (3,109)
Other, net                                                                  (12)            (37)            (25)
                                                                        -------         -------         -------
      Net cash (used in) provided by investing activities                   213            (193)         (2,691)
                                                                        -------         -------         -------
CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                                   1,889             279           3,111
Long-term debt repayments                                                (1,790)         (1,360)           (247)
Change in short-term debt                                                    92              22            (228)
Payment of debt issuance costs and underwriting fees                        (28)            (19)            (66)
Proceeds from issuance of subsidiary trusts preferred securities             --             792             200
Repayment of subsidiary trust preferred securities                         (370)             --              --
Proceeds from issuance of warrants                                           --              90              --
Common stock issued                                                          13             182              10
Common stock reacquired                                                      (2)             (3)           (114)
Proceeds from issuance of subsidiary preferred stock                         --              12              --
Dividends paid                                                              (94)            (83)           (104)
                                                                        -------         -------         -------
      Net cash (used in) provided by financing activities                  (290)            (88)          2,562
                                                                        -------         -------         -------
Effect of exchange rate changes on cash                                      (2)             (4)             (1)
                                                                        -------         -------         -------
Net increase (decrease) in cash and cash equivalents                         (9)             (5)             51
Cash and cash equivalents at beginning of year                               63              68              17
                                                                        -------         -------         -------
Cash and cash equivalents at end of year                                $    54         $    63         $    68
                                                                        =======         =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest (net of amount capitalized)                                 $   164         $   184         $   100
   Distributions on trust preferred securities                               85              36              --
   Income taxes paid, net                                                    29              79             117
Noncash investing and financing activities:
   Conversion of notes and debentures                                        --               2               8
   ESOP and incentive plan stock issuances                                    8               8             196
   Assumed debt of acquired businesses                                       --              --             307
   Acquisition of minority interest                                         (11)             --              --

   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                         (Dollars in millions)

                                                                                                     Other
                                                                                                     Comprehen-
                                                                                          Unearned   sive
                                                                     Common  Paid-in       Compen-   Income   Retained   Reacquired
                                                                     Stock   Capital       sation    (Loss)   Earnings     Stock
Balances at January 1, 1998                                       $    80    $   504         $-     $   (2)   $ 2,163    $ 2,055
  (Common shares: issued, 154,357,015; reacquired, 58,289,376)
Net income                                                             --         --         --         --          9         --
Common dividends, $1.08 per common share                               --         --         --         --       (104)        --
Foreign currency translation adjustment                                --         --         --        (11)        --         --
Purchase of common stock, 2,361,390 shares                             --         --         --         --         --        109
Issuance of common stock:
  Incentive plans, net, 764,201 shares from reacquired stock           --         (7)        --         --         --        (27)
  ESOP, 5,890,873 shares from reacquired stock                         --         --       (130)        --         --       (186)
  Conversion of notes and debentures, 466,481 shares                    1          7         --         --         --         --
-----------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1998                                     $    81    $   504    $  (130)    $  (13)   $ 2,068    $ 1,951
  (Common shares: issued, 154,823,496; reacquired, 53,995,692)
Net income                                                             --         --         --         --        168         --
Common dividends, $1.08 per common share                               --         --         --         --       (111)        --
Foreign currency translation adjustment                                --         --         --        (31)        --         --
Impact of allocation of shares held by ESOP                            --         --          7         --         --         --
Purchase of common stock, 126,893 shares                               --         --         --         --         --          3
Warrants issued in connection with CRESTS
  Units offering (Note 7)                                              --         88         --         --         --         --
Issuance of common stock:
  Incentive plans, net, 535,220 shares from reacquired stock           --                                                    (19)
  Conversion of notes and debentures, 153,234 shares                   --          2         --         --         --         --
  Public offering, 5,000,000 shares                                     2        163         --         --         --         --
-----------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1999                                     $    83    $   757    $  (123)    $  (44)   $ 2,125    $ 1,935
  (Common shares: issued,159,976,730;  reacquired, 53,587,365)
Net income                                                             --         --         --         --         98         --
Common dividends, $0.62 per common share                               --         --         --         --        (66)        --
Foreign currency translation adjustment                                --         --         --        (99)        --         --
Impact of allocation of shares held by ESOP                            --         --          8         --         --         --
Purchase of common stock, 174,547 shares                               --         --         --         --         --          5
Issuance of common stock:
  Incentive plans, net, 1,319,519 shares, from reacquired stock        --        (31)        --         --         --        (48)
  Conversion of  notes and debentures, 7,714 shares                    --         --         --         --         --         --
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                                     $    83    $   726    $  (115)    $ (143)   $ 2,157    $ 1,892
  (Common shares: issued,159,984,444;  reacquired, 52,442,393)

   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                                                                           (Dollars in millions)
                                                                           Year Ended December 31,
                                                            2000                     1999                     1998
                                                            ----                     ----                     ----
Net income                                                 $  98                    $ 168                    $   9
Foreign currency translation, net of tax                     (99)                     (31)                     (11)
                                                           -----                    -----                    -----
Comprehensive income (loss)                                $  (1)                   $ 137                    $  (2)
                                                           =====                    =====                    =====

   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The Consolidated Financial Statements include the accounts of Hercules Incorporated and all majority-owned subsidiaries where control exists. Following the acquisition of BetzDearborn, the company continued BetzDearborn's practice of using a November 30 fiscal year-end for certain former BetzDearborn non-U.S. subsidiaries to expedite the year-end closing process. Investments in affiliated companies with a 20% or greater ownership interest are accounted for using the equity method of accounting and, accordingly, consolidated income includes Hercules' share of their income.

USE OF ESTIMATES

         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

        The company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is probable, and pricing is fixed and determinable. Accruals are made for sales returns and other allowances based on the company's experience. The corresponding shipping and handling costs are included in cost of sales.

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

INVENTORIES

         Inventories are stated at the lower of cost or market. Domestic inventories are valued predominantly on the last-in, first-out (LIFO) method. Foreign and certain domestic inventories, which in the aggregate represented 62% of total inventories at December 31, 2000, are valued principally on the average-cost method.

PROPERTY AND DEPRECIATION

        Property, plant and equipment are stated at cost. The company changed to the straight-line method of depreciation, effective January 1, 1991, for newly acquired processing facilities and equipment. Assets acquired before then continue to be depreciated by accelerated methods. The company believes straight-line depreciation provides a better matching of costs and revenues over the lives of the assets. The estimated useful lives of depreciable assets are as follows: buildings - 30 years; plant machinery and equipment - 15 years; other machinery and equipment - 3 to 15 years.

        Maintenance, repairs and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) is charged to income.

GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for goodwill, customer relationships and trademarks and tradenames and 5 to 15 years for other intangible assets.

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

FOREIGN CURRENCY TRANSLATION

        The financial statements of Hercules' non-U.S. entities are translated into U.S. dollars using current rates of exchange, with gains or losses included in the other comprehensive income (loss). The related allocation for income taxes is not significant.

HERCULES INCORPORATED
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DERIVATIVE INSTRUMENTS AND HEDGING

        Derivative financial instruments have been used to hedge risk caused by fluctuating currency and interest rates. The company enters into forward-exchange contracts and currency swaps to hedge foreign currency exposure. Decisions regarding hedging are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, and economic trends. The company uses the fair-value method of accounting, recording realized and unrealized gains and losses on these contracts monthly. They are included in other income (expense), net, except for gains and losses on contracts to hedge specific foreign currency commitments, which are deferred and accounted for as part of the transaction. Gains or losses on instruments which have been used to hedge the value of investments in certain non-U.S. subsidiaries are included in the foreign currency translation adjustment. It is the company's policy to match the term of financial instruments with the term of the underlying designated item. If the designated item is an anticipated transaction no longer likely to occur, gains or losses from the instrument designated as a hedge are recognized in current period earnings. The company does not hold or issue financial instruments for trading purposes. In the Consolidated Statement of Cash Flow, the company reports the cash flows resulting from its hedging activities in the same category as the related item that is being hedged.

        The company used interest rate swap agreements to manage interest costs and risks associated with changing rates. The differential to be paid or received is accrued as interest rates change and is recognized in interest expense over the life of the agreements. Counter parties to the forward exchange, currency swap, and interest rate swap contracts are major financial institutions. Credit loss from counter party nonperformance is not anticipated. During 2000 the interest rate swap portfolio was terminated due to the conversion of foreign denominated debt to U.S. dollar denominated debt in the first half of 2000; and the debt restructing in November 2000 that replaced variable rate debt with fixed rate debt.

STOCK-BASED COMPENSATION

        Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 (APB 25). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

COMPUTER SOFTWARE COSTS

        Effective January 1, 1999, we adopted the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Our prior accounting was generally consistent with the requirements of SOP 98-1 and, accordingly, adoption of SOP 98-1 had no material effect. Computer software costs are being amortized over a period of 5 to 10 years.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. The Company adopted SFAS 133 effective January 1, 2001. As discussed in Notes 6 and 22, during 2000, the Company converted substantially all of its foreign currency denominated borrowings to fixed rate U.S. dollar denominated borrowings and closed most of its outstanding interest rate swaps. Based on these actions and a review of our contracts and agreements, the Company believes that the adoption of SFAS No. 133 will not have a material effect on its earnings or statement of financial position. However, due to certain provisions of our debt agreements, the results of operations could be materially affected in 2001 if it becomes more likely that a change of control will occur before November 15, 2001.

        In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by Staff Accounting Bulletin Nos. 101A and 101B, was effective October 1, 2000. Adoption of SAB 101 did not have a material effect.

RECLASSIFICATIONS

        Certain amounts in the 1999 and 1998 consolidated financial statements and notes have been reclassified to conform to the 2000 presentation.

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

                                                                                           (Dollars in
                                                                                            millions)
                                                                                            ---------
              Cash paid, including transaction costs                                        $2,235
              Common stock exchanged for ESOP trust shares                                     186
              Fair value of debt assumed                                                       117
              Payment of BetzDearborn long-term debt                                           557
                                                                                           -------
                                                                                            $3,095

              Less: Fair value of net tangible assets acquired                                 650
                    Fair value of identifiable intangible assets acquired                      725
                    Purchased in-process research and development                              130
                                                                                           -------
                    BetzDearborn goodwill as of the date of acquisition                     $1,590
                                                                                           =======

        In accordance with the purchase method of accounting, the adjusted purchase price was allocated to the estimated fair value of net assets acquired, with the excess recorded as goodwill. Goodwill is amortized over 40 years on a straight-line basis. Identified intangibles are amortized over 10 to 40 years, on a straight-line basis. Additionally, approximately $130 million of the purchase price was allocated to purchased in-process research and development and was charged to expense at the date of acquisition (see Note 16).

        As of the acquisition date, the company began to formulate plans to combine the operations of BetzDearborn and Hercules. We formed a program office, engaged outside consultants and established several functional integration teams to formulate and implement the plan and capture anticipated synergies. At December 31, 1998, the company had identified and approved various actions such as personnel reductions, consolidation of operations and support functions, closure of redundant or inefficient offices and facilities and relocation of former BetzDearborn employees. Accordingly, the company included a $98 million liability as part of the purchase price allocation. The liability included approximately $74 million related to employee termination benefits and $24 million for office and facility closures, relocation of BetzDearborn employees and other related exit costs (see Note 14).

        FiberVisions L.L.C. - In July 1998, the company completed the acquisition of the 49% share of FiberVisions L.L.C. owned by its joint venture partner, Jacob Holm & Sons A/S, for approximately $230 million in cash, plus assumed debt of $188 million. The allocation of the purchase price resulted in $188 million of goodwill, which is being amortized over its estimated useful life of 40 years.

        The following unaudited pro forma information presents a summary of consolidated results of operations of the company as if the BetzDearborn and FiberVisions acquisitions had occurred at the beginning of the year ended December 31, 1998:

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     (Dollars in millions, except per share)

                                                                                               1998
                                                                                               ----
Net sales                                                                                     3,276
Income (loss) before effect of change in accounting principle                                   (70)

Net income (loss)                                                                               (70)

Net earnings per share:
Basic
  Earnings before effect of change in accounting principle                                    (0.69)
  Earnings per share                                                                          (0.69)
Diluted
  Earnings before effect of change in accounting principle                                    (0.69)
  Earnings per share                                                                          (0.69)


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

        Other - The company also made five other acquisitions; three in 1998, one in 1999 and one in 2000, for an aggregate purchase price of approximately $121 million in cash. These acquisitions included the worldwide paper chemicals group of Houghton International, Inc. and Citrus Colloids Ltd., a pectin manufacturer, in April 1998; Alliance Technical Products, Ltd., a rosin dispersions company, in September 1998; the Scripset(R) water-soluble polymer resin business of Solutia Inc. in July 1999; and Quaker Chemical Corporation's paper chemicals business in May 2000. Allocations of the purchase prices for these acquisitions resulted in approximately $75 million of goodwill, which is being amortized over estimated useful lives ranging from 30 to 40 years. Citrus Colloids Ltd. was subsequently divested in September 2000 as part of the Food Gums transaction.

2.      ACCOUNTS RECEIVABLE, NET

           Accounts receivable, net, consists of:

                                             (Dollars in millions)
                                              2000          1999
                                              ----          ----
Trade                                         $562          $639
Other                                           91           143
                                              ----          ----
Total                                          653           782
Less allowance for doubtful accounts            27            16
                                              ----          ----
                                              $626          $766
                                              ====          ====

        At December 31, 2000, net trade accounts receivable from customers located in the United States, Europe, the Americas and Asia were $284 million, $170 million, $51 million and $30 million, respectively. At December 31, 1999, net trade accounts receivable from customers located in the United States, Europe, the Americas and Asia were $426 million, $151 million, $35 million and $11 million, respectively.

3.      INVENTORIES

        The components of inventories are:

                                                                      (Dollars in millions)
                                                                       2000            1999
                                                                       ----            ----
Finished products                                                      $171            $187
Materials, supplies and work in process                                 134             193
                                                                       ----            ----
                                                                       $305            $380
                                                                       ====            ====

        Inventories valued on the LIFO method were lower than if valued under the average-cost method, which approximates current cost, by $31 million at both December 31, 2000 and 1999.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.      INVESTMENTS

        Total equity investments in affiliated companies were $40 million at December 31, 2000, and $10 million at December 31, 1999.

        On September 29, 2000, we sold our Food Gums Division to CP Kelco, a joint venture with Lehman Brothers Merchant Banking Partners II, L.P. We retained a 28.6% equity position with a historical cost basis of $30 million in CP Kelco. During the fourth quarter of 2000, Lehman Brothers made an additional capital contribution to CP Kelco thereby reducing our equity position to approximately 23%.

        Other investments, at cost or less, were $13 million and $37 million at December 31, 2000 and 1999, respectively. Included in these amounts are non-current marketable securities aggregating $12 million and $32 million for the corresponding years, classified as "available for sale." The value of these investments, based on market quotes, approximates book values.

5.      SHORT-TERM DEBT

           A summary of short-term debt follows:

                                                                              (Dollars in millions)
                                                                              2000           1999
                                                                              ----           ----
Banks                                                                         $118            $26
Current maturities of long-term debt                                           143            652
                                                                              ----           ----
                                                                              $261           $678
                                                                              ====           ====

        Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period.

        At December 31, 2000, Hercules had $182 million of unused short-term lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Lines of credit in use at December 31, 2000, were $118 million. Weighted-average interest rates on short-term borrowings at December 31, 2000 and 1999 were 5.88% and 6.04%, respectively.

6.      LONG-TERM DEBT

           A summary of long-term debt follows:

                                                                           (Dollars in millions)
                                                                           2000              1999
                                                                           ----              ----
6.15% notes due 2000                                                    $    --           $   100
6.60% notes due 2027 (a)                                                    100               100
7.85% notes due 2000                                                         --                25
6.625% notes due 2003 (b)                                                   125               125
11.125% senior notes due 2007 (c)                                           400                --
8% convertible subordinated debentures due 2010 (d)                           3                 3
Term loan tranche A due in varying amounts through 2003 (e)                 875             1,187
Term loan tranche C due 2000 (e)                                             --               318
Term loan tranche D due 2005 (e)                                            375                --
Revolving credit agreement due 2003 (e)                                     437               336
ESOP debt (f)                                                               101               106
Term notes at various rates from 5.23% to 9.72% due in varying
amounts through 2006 (g)                                                     65                80
Variable rate loans                                                          --                41
Other                                                                         4                 8
                                                                        -------           -------
                                                                        $ 2,485           $ 2,429
Current maturities of long-term debt                                       (143)             (652)
                                                                        -------           -------
Net long-term debt                                                      $ 2,342           $ 1,777
                                                                        =======           =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        (a) 30-year debentures with a 10-year put option, exercisable by bondholder at a redemption price equal to principal amount.

        (b) Par value of $125 million issued June 1993.

        (c) The senior notes accrue interest at 11 1/8% per annum, payable semi-annually commencing May 15, 2001. The senior notes are guaranteed by each of Hercules' current and future wholly owned domestic restricted subsidiaries. At any time prior to November 15, 2003, Hercules may on any one or more occasions, redeem up to 35% of the aggregate principal amount of the senior notes issued at a redemption price of 111.125% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more public equity offerings; provided that (i) at least 65% of the aggregate principal amount of the senior notes issued under the indenture remains outstanding immediately after the occurrence of such redemption (excluding notes held by Hercules and its Subsidiaries); and (ii) the redemption occurs within 45 days of the date of the closing of such public equity offering. At any time prior to November 15, 2001, Hercules may also redeem all or part of the senior notes upon the occurrence of a change of control at a redemption price equal to 111.125% of the principal amount of the senior notes redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. Except as described above, the senior notes will not be redeemable at Hercules' option prior to maturity. Hercules is not required to make mandatory redemption or sinking fund payments with respect to senior notes. If a change of control occurs, each holder of the notes will have the right to require Hercules to repurchase all or any part of that Holder's notes pursuant to a change of control offer on the terms set forth in the indenture. In the change of control offer, Hercules will offer a change of control payment in cash equal to (i) if such change of control is prior to November 15, 2001, 111.125% of the aggregate principal amount of notes repurchased and (ii) if such change of control is after November 15, 2001, 101% of the aggregate principal amount of the notes repurchased plus, in each case, accrued and unpaid interest and Liquidated Damages, if any, on the notes repurchased, to the date of purchase. The 11 1/8% senior notes are subject to a registration rights agreement that requires Hercules to file an Exchange Offer registration statement with the Securities and Exchange Commission within 270 days (August 11, 2001) and to use its best efforts to have the registration statement declared effective within 330 days (see Note 23).

        (d) Subordinated debentures are convertible into common stock at $14.90 per share and are redeemable at the option of the company at varying rates. The annual sinking fund requirement of $5 million, beginning in 1996, has been satisfied through conversions of debentures.

        (e) The BetzDearborn acquisition was financed with borrowings under a $3,650 million credit facility with a syndicate of banks, and was consummated on October 15, 1998. The syndication included three tranches of varying maturity term loans totaling $2,750 million, of which $875 million was outstanding at year end 2000, and a $900 million revolving credit agreement of which $437 million was outstanding at year end 2000. On April 19, 1999, the credit agreement was amended to allow borrowings in euros, as well as U.S. dollars. Approximately U.S. $950 million of term loan tranche A domestic borrowings were converted into indebtedness denominated in euros during the second quarter 1999. In addition, a Canadian subsidiary of ours can borrow up to U.S. $100 million from select lenders in Canada in Canadian dollars that bears interest at Bankers' Acceptances Rate plus 2.25% at December 31, 2000. Interest rates are reset for one, three, or six month periods at the company's option. The company's credit agreement contains various restrictive covenants that, among other things, require maintenance of certain financial covenants: leverage, net worth and interest coverage, and provides that the entry of judgment or judgments involving aggregate liabilities of $50 million or more be vacated, discharged, stayed or bonded pending appeal within 60 days of entry. Issuance costs related to the financing are included in deferred charges and other assets and are being amortized over the term of the loans, using the effective interest method. As of December 31, 2000, $459 million of the $900 million multi-currency revolver is available for use. However, the actual availability under the revolving credit agreement is constrained by our ability to meet covenants in our senior credit facility. In July 2000, the credit agreement was amended to modify the maximum leverage ratio, defined as debt/EBITDA, for the period April 1, 2000 through June 30, 2000. During the third quarter of 2000, we were granted waivers of some of the financial covenants in our senior credit facility and our ESOP credit facility through November 15, 2000. Effective November 14, 2000, our senior credit facility and our ESOP credit facility were amended to (i) modify certain financial covenants; (ii) change the mandatory prepayment provisions; and (iii) provide for security, among other things. The senior credit facility amendments were conditioned upon, among other things, the issuance by us of the 11-1/8% senior notes and term loan tranche D (described below). The amendment to the senior credit facility increased the interest rate on amounts outstanding under the revolving credit agreement, term loan tranche A and term loan tranche C to LIBOR + 2.25% (8.90% at December 31, 2000). The senior credit facility and ESOP credit

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            facility, as amended, are secured by liens on our property and assets (and those of our Canadian Subsidiaries), a pledge of the stock of substantially all of our domestic subsidiaries and 65% of the stock of foreign subsidiaries directly owned by us and a pledge of domestic intercompany indebtedness. In connection with the amendments to the senior credit facility and the ESOP credit facility, our 6.60% notes due 2027 and our 6.625% notes due 2003 were also secured as required by the indenture under which such notes were issued. As a result of the amendments, the company was in compliance with all of the covenants. On November 14, 2000, in conjunction with and conditioned upon the effectiveness of the third amendment, we borrowed $375 million under the senior credit facility (term loan tranche D) and we issued $400 million of 11-1/8% senior notes due 2007. Term loan tranche D initially bore interest at LIBOR + 2.75% (9.47% at December 31, 2000), matures on November 15, 2005, and will require only nominal principal payments prior to maturity. On January 23, 2001, our corporate credit rating was downgraded by Standard & Poor's Rating Services to BB which resulted in an increase to the interest rates on the term loan tranche A and term loan tranche D to LIBOR +2.75% and LIBOR + 3.25%, respectively (see
            Note 23).

        (f) The company assumed a $94 million loan related to the BetzDearborn ESOP Trust. The proceeds of the loan were originally used by the ESOP Trust for the purchase of BetzDearborn preferred shares that, upon acquisition by Hercules, were converted into equivalent shares of Hercules common stock (see Note 10). The loan was recorded at a fair market value of $110 million at the date of acquisition, and the $16 million fair value step-up is being amortized over the term of the debt. The loan and guarantee mature in June 2009. During the third quarter of 2000, we were granted waivers of some of the financial covenants in our senior credit facility and our ESOP credit facility through November 15, 2000. Effective November 14, 2000, our senior credit facility was permanently amended. The senior credit facility and ESOP credit facility, as amended, are secured by liens on our property and assets (and those of our Canadian Subsidiaries), a pledge of the stock of substantially all of our domestic subsidiaries and 65% of the stock of foreign subsidiaries directly owned by us and a pledge of domestic intercompany indebtedness. Effective with the November 14, 2000 amendment, the rate was increased to 11.95%. Effective January 23, 2001, as a result of the lowered credit rating, the interest rate on the loan and guarantee increased to 12.95% (see Note 23).

        (g) Debt assumed in conjunction with the acquisition of FiberVisions L.L.C. (see Note 1), net of repayments through December 31, 2000.

     Long-term debt maturities during the next five years are $143 million in 2001, $328 million in 2002, $859 million in 2003, $25 million in 2004 and $385 million in 2005.

7.      COMPANY-OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST


Redeemable Hybrid Income Overnight Shares

        In November 1998, Hercules Trust V, our wholly owned subsidiary, completed a private placement of $200 million Redeemable Hybrid INcome Overnight Shares (RHINOS). We repaid the RHINOS with a portion of the proceeds from the offering of 11-1/8% senior notes on November 14, 2000.

Trust Originated Preferred Securities

        In March 1999, Hercules Trust I ("Trust I"), our wholly owned subsidiary trust, completed a $362 million underwritten public offering of 14,500,000 shares of 9.42% Trust Originated Preferred Securities. Trust I invested the proceeds from the sale of the Preferred Securities in an equal principal amount of 9.42% Junior Subordinated Deferrable Interest Debentures of Hercules due March 2029. We used these proceeds to repay long-term debt.

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

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CRESTS Units

        In July 1999, we completed a public offering of 350,000 CRESTS Units with Hercules Trust II, a wholly owned subsidiary trust ("Trust II"). This transaction provided net proceeds to Hercules and Trust II of $340.4 million. The preferred security component of the CRESTS Units was initially valued at $741.46 per unit and the warrant component of the CRESTS Units was initially valued at $258.54 per warrant. Each CRESTS Unit consists of one preferred security of Trust II and one warrant to purchase 23.4192 shares of Hercules common stock at an initial exercise price of $1,000 (equivalent to $42.70 per share). The preferred security and warrant components of each CRESTS Unit may be separated and transferred independently. The warrants may be exercised, subject to certain conditions, at any time before March 31, 2029, unless there is a reset and remarketing event. No reset and remarketing event will occur before July 27, 2004, unless all of our common stock is acquired in a transaction that includes cash for a price above a predetermined level. Trust II used the proceeds from the sale of its preferred securities to purchase junior subordinated deferrable interest debentures of Hercules ("debentures"). As of December 31, 2000, no warrants had been exercised.

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

Floating Rate Preferred Securities

        In December 1999, Hercules Trust VI, our wholly owned subsidiary trust ("Trust VI"), completed a $170 million private offering of 170,000 shares of Floating Rate Preferred Securities. We repaid the debentures with a portion of the proceeds from the offering of 11 1/8% senior notes on December 29, 2000.

8.      SERIES PREFERRED STOCK

        There are 2,000,000 shares of series preferred stock without par value authorized for issuance, none of which have been issued.

9.      COMMON STOCK

        Hercules common stock has a stated value of $25/48, and 300,000,000 shares are authorized for issuance. At December 31, 2000, a total of 27,960,812 shares were reserved for issuance for the following purposes: 402,253 shares for sales to the Savings Plan Trustee; 17,135,353 shares for the exercise of awards under the Stock Option Plan; 1,847,855 shares for awards under incentive compensation plans; 176,492 shares for conversion of debentures and notes; 202,139 shares for employee stock purchases; and 8,196,720 shares for exercise of the warrant component of the CRESTS Units.

        For the company's stock repurchase program, from its start in 1991 through year-end 2000, the Board authorized the repurchase of up to 74,650,000 shares of company common stock. Of that total, 6,150,000 shares were intended to satisfy requirements of various employee benefit programs. During this period, a total of 66,792,032 shares of common stock were purchased in the open market at an average price of $37.29 per share.

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

10.     EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

        In connection with the acquisition of BetzDearborn in 1998, the company acquired its ESOP and related trust as a long-term benefit for substantially all of BetzDearborn's U.S. employees. The plan is a supplement to BetzDearborn's 401(k) plan. The ESOP trust had long-term debt of $91 million and $93 million at December 31, 2000 and 1999, respectively, which is guaranteed by Hercules. Upon acquisition, the debt had a fair value in excess of its recorded amount for which a step-up was recorded to be amortized over the remaining term of the debt. The fair value, included in long-term debt, was $101 million and $106 million at December 31, 2000 and 1999, respectively. The proceeds of the original loan were used to purchase BetzDearborn convertible preferred stock, which, at the date of acquisition, was converted into Hercules common stock.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        The company's contributions and dividends on the shares held by the trust are used to repay the loan, and the shares are allocated to participants as the principal and interest are paid. The company's common stock dividends were suspended during the fourth quarter of 2000. Long-term debt is reduced as payments are made on the third party financing. In addition, unearned compensation is also reduced as the shares are allocated to employees. The unallocated shares held by the trust are reflected in unearned compensation as a reduction in stockholders' equity on the balance sheet for $115 million and $123 million at December 31, 2000 and 1999, respectively.

                                                                          2000               1999
                                                                          ----               ----
Allocated                                                               1,858,459          1,807,976
Unallocated                                                             3,582,334          3,814,749
                                                                        ---------          ---------
Total shares held by ESOP                                               5,440,793          5,622,725
                                                                        =========          =========

        The ESOP expense is calculated using the shares-allocated method and includes net interest incurred on the debt of $6 million and $5 million for 2000 and 1999, respectively. The company is required to make quarterly contributions to the plan, which enable the trust to service its indebtedness. Net ESOP expense is comprised of the following elements:

                                                              (Dollars in millions)
                                                               2000           1999
                                                               ----           ----
ESOP expense                                                   $ 13           $ 13
Common stock dividends (charged to retained earnings)            (3)            (6)
                                                               ----           ----
Net ESOP expense                                               $ 10           $  7
                                                               ----           ----
ESOP Contributions                                             $ 10           $  9
                                                               ====           ====

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

        In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 491,488 at December 31, 2000, and 926,689 and 1,083,613 at December 31, 1999 and
1998, respectively.

        At December 31, 2000, under the company's incentive compensation plans, 1,847,855 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

        Restricted shares, options and performance-accelerated stock options are forfeited and revert to the company in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

        The company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. The cost of stock awards and other market-based units, which are charged to income over the restriction or performance period, amounted to $1 million for 2000, $3 million for 1999 and $5 million for 1998.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Below is a summary of outstanding stock option grants under the incentive compensation plans during 1998, 1999 and 2000:

                                                         Regular                         Performance-Accelerated
                                                Number of       Weighted-average      Number of         Weighted-average
                                                 Shares              Price              Shares                Price
                                                 ------              -----              ------                -----
January 1, 1998                                 4,001,288             $40.41          3,875,397              $47.63
Granted                                         2,696,215             $32.75          1,170,890              $41.09
Exercised                                        (279,795)            $24.93                  -                   -
Forfeited                                         (66,430)            $41.58            (15,035)             $46.09
-------------------------------------------------------------------------------------------------------------------
December 31, 1998                               6,351,278             $37.83          5,031,252              $46.12
Granted                                         1,705,335             $37.49          1,079,455              $36.52
Exercised                                         (94,275)            $22.07                  -                   -
Forfeited                                        (158,780)            $37.80            (99,866)             $44.41
-------------------------------------------------------------------------------------------------------------------
December 31, 1999                               7,803,558             $37.94          6,010,841              $44.42
Granted                                         3,418,275             $16.75            187,500              $14.06
Exercised                                         (28,500)            $11.83                  -                   -
Forfeited                                        (217,405)            $34.30            (38,916)             $42.31
-------------------------------------------------------------------------------------------------------------------
December 31, 2000                              10,975,928             $31.49          6,159,425              $43.51

        The weighted-average fair value of regular stock options granted during 1998, 1999 and 2000 was $8.53, $8.18 and $7.19 respectively. The weighted-average fair value of performance-accelerated stock options granted during 1998, 1999 and 2000 was $9.24, $7.82 and $5.86 respectively.

        Following is a summary of regular stock options exercisable at December 31, 1998, 1999, and 2000, and their respective weighted-average share prices:

Options                                           Number of      Weighted-average
Exercisable                                        Shares         Exercise Price
-----------                                        ------         --------------
December 31, 1998                                 3,300,628        $41.57
December 31, 1999                                 4,651,273        $39.95
December 31, 2000                                 6,237,147        $38.43

        At December 31, 2000, there were 50,000 performance-accelerated stock options exercisable at a weighted average exercise price of $47.00 per share. There were no performance-accelerated stock options exercisable at December 31, 1998 and 1999.

        Following is a summary of stock options outstanding at December 31, 2000:

                                                       Outstanding Options                          Exercisable Options

                                            Number         Weighted-average    Weighted-           Number
                                        Outstanding at        Remaining         average         Exercisable at   Weighted average
Exercise Price Range                       12/31/00        Contractual Life   Exercise Price       12/31/00       Exercise Price
--------------------                       --------        ----------------   --------------       --------      ----------------
Regular Stock Options
$12 - $20                                  3,565,188             8.91            $16.72               301,363      $16.56
$20 - $30                                  1,778,275             7.31            $25.52             1,326,820      $25.51
$30 - $40                                  3,475,865             7.09            $38.20             2,573,914      $38.41
$40 - $50                                  1,436,400             6.07            $47.43             1,332,350      $47.41
$50 - $60                                    720,200             5.18            $55.09               702,700      $55.22
                                          ----------                                                ---------
                                          10,975,928                                                6,237,147
                                          ==========                                                =========
Performance-Accelerated Stock Options
$14 - $40                                  2,289,405             7.84            $34.47                     -           -
$40 - $50                                  3,068,770             5.83            $47.09                50,000      $47.00
$50 - $61                                    801,250             5.08            $55.63                     -           -
                                          ----------                                                ---------
                                           6,159,425                                                   50,000
                                          ==========                                                =========


The company currently expects that 100% of performance-accelerated stock options will eventually vest.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The company's Employee Stock Purchase Plan is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 202,139 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 2000 and 1999, were 1,597,861 and 949,464, respectively. The company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

        Had compensation cost for the company's Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

        The following weighted-average assumptions would be used in estimating fair value for 2000, 1999 and 1998:

                                           Regular          Performance         Employee Stock
Assumption                                  Plan          Accelerated Plan      Purchase Plan
----------                                  ----          ----------------      -------------
Dividend yield                                2%                3.4%                 0.0%
Risk-free interest rate                     5.88%              5.38%                5.41%
Expected life                              7.1 yrs.            5 yrs.               3 mos.
Expected volatility                         29.20%             27.31%               44.86%


        The company's net income and earnings per share for 2000, 1999 and 1998 would approximate the pro forma amounts below:

                                                              (Dollars in millions, except per share)
                                                                2000           1999           1998
                                                                ----           ----           ----
Net income
  As reported                                                     $98          $168             $9
  Pro forma                                                       $74          $149           $(5)
Basic earnings per share
  As reported                                                   $0.91         $1.63          $0.10
  Pro forma                                                     $0.69         $1.45        $(0.06)
Diluted earnings per share
  As reported                                                   $0.91         $1.62          $0.10
  Pro forma                                                     $0.69         $1.44        $(0.06)

12.     ADDITIONAL BALANCE SHEET DETAIL

                                                         (Dollars in millions)
                                                        2000              1999
                                                        ----              ----
Property, plant, and equipment
  Land                                               $    44           $    58
  Buildings and equipment                              2,394             2,785
  Construction in progress                               126               135
                                                     -------           -------
  Total                                                2,564             2,978
  Accumulated depreciation and amortization           (1,460)           (1,657)
                                                     -------           -------
  Net property, plant, and equipment                 $ 1,104           $ 1,321
                                                     =======           =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  (Dollars in millions)
                                                                  2000              1999
                                                                  ----              ----
Accrued expenses
  Payroll and employee benefits                                    $78               $63
  Income taxes payable                                              17                35
  Current portion of restructuring liability                        34                66
  Current portion of postretirement benefits                        20                20
  Accrued interest payable                                          30                44
  Legal accrual                                                     25               101
  Environmental accrual                                             24                29
  Dividends payable                                                  -                28
  Other                                                            174               175
                                                                  ----              ----
                                                                  $402              $561
                                                                  ====              ====


13.     GOODWILL AND OTHER INTANGIBLE ASSETS

        At December 31, 2000 and 1999, the goodwill and other intangible assets were:

                                                                  (Dollars in millions)
                                                                  2000              1999
                                                                  ----              ----
 Goodwill                                                       $1,856            $1,915
 Customer relationships                                            314               322
 Trademarks and tradenames                                         238               244
 Other intangibles                                                 193               219
                                                                ------            ------
 Total                                                           2,601             2,700
 Less accumulated amortization                                    (210)             (130)
                                                                ------            ------
   Net goodwill and other intangible assets                     $2,391            $2,570
                                                                ======            ======

14.     RESTRUCTURING

        The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs, primarily related to the plans initiated upon the acquisition of BetzDearborn in 1998. In addition, we terminated approximately 100 employees in connection with the sale of our nitrocellulose business (see Note 17). This resulted in the addition of approximately $4 million in severance benefits to the accrued liability. In the third quarter of 2000, we committed to plans relating to the restructuring of our Process Chemicals & Services segment and corporate realignment due to the divestiture of our non-core businesses. This resulted in the addition of approximately $13 million in severance benefits to the accrued liability (see
Note 17). In the fourth quarter of 2000, we committed to a plan relating to the restructuring of several foreign entities in our Process Chemicals & Services segments. This resulted in the addition of approximately $1 million in severance benefits to the accrued liability. We estimate approximately 310 employees will be terminated in connection with the third and fourth quarter 2000 plans. As a result of these plans, we estimate approximately 1,705 employees will be terminated, of which approximately 1,360 employee terminations have occurred since inception of the aforementioned plans.

        Approximately 375 employees were terminated during the year ended December 31, 2000. Cash payments during 2000 included $36 million for severance benefits and $9 million for other exit costs. We lowered the estimate for severance benefits and other exit costs related to the termination of both legacy Hercules and BetzDearborn employees by $4 million and $12 million, respectively.

        Pursuant to the plans in place to merge the operations of BetzDearborn with Hercules and to rationalize the support infrastructure and other existing operations, approximately 600 employees were terminated and several facilities were closed during 1999. Cash payments during 1999 included $42 million for severance benefits and $14 million for other exit costs. As a result of the completion of plans to exit former BetzDearborn activities, an $8 million increase in exit costs related to facility closures and a $4 million reduction in employee severance benefits were reflected in the finalization of the purchase price allocation (see Note 1). We lowered the estimate of severance benefits related to the termination of Hercules employees by $4 million. The lower than planned severance benefits are the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits. Additionally in 1999, we incurred

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

$3 million in severance charges related to a reduction in work force of approximately 20 manufacturing employees within the Chemical Specialties segment (see Note 17).

        In 1998, Hercules incurred restructuring liabilities of $130 million in connection with the acquisition of BetzDearborn (see Notes 1 and 17). These liabilities included charges of $31 million for employee termination benefits and $5 million for exit costs related to facility closures. In addition, a $94 million liability was charged to goodwill as part of the purchase price allocation related to the acquisition of BetzDearborn, including $78 million for employee termination benefits and $16 million for office and facility closures, relocation of BetzDearborn employees and other related exit costs. Cash payments during 1998 included $15 million of severance benefits.

        Cash payments of $1 million and $2 million for the 1997 Restructuring Plan are reflected in the table below in 2000 and 1999, respectively. Remaining amounts to be paid, with respect to this plan are $2 million at the end of 2001.

        A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                                        (Dollars in millions)
                                                                         2000          1999
                                                                         ----          ----
Balance at beginning of year                                              $77          $130
Cash payments                                                             (45)          (56)
Additional termination benefits and exit costs                             18            11
Reversals against goodwill                                                (12)           (4)
Reversals against earnings                                                 (4)           (4)
                                                                          ---           ---
Balance at end of year                                                    $34           $77
                                                                          ===           ===

        Severance benefits payments are based on years of service and generally continue for 3 to 24 months subsequent to termination. Actions under the 1998 restructuring plans are substantially complete as of December 31, 2000. We anticipate that actions under the 1999 and 2000 restructuring plans will be substantially completed by the end of 2001.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


15. PENSION AND OTHER POSTRETIREMENT BENEFITS

The company provides a defined benefit pension and postretirement benefit plans to employees. The following chart lists benefit obligations, plan assets and funded status of the plans.

                                                                     (Dollars in millions)
                                                          -------------------------------------------
                                                                                 Other Postretirement
                                                           Pension Benefits             Benefits
                                                          -----------------      --------------------
                                                          2000         1999         2000        1999
                                                          ----         ----         ----        ----
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at January 1                        $1,343       $1,499       $ 181       $ 154
  Service cost                                               26           30           1           2
  Interest cost                                             101           97          14          13
  Amendments                                                 --            6          (7)         20
  Assumption change                                          71         (147)          8          (9)
  Settlements                                                (6)          --          --          --
  Translation difference                                    (16)         (19)         --          --
  Actuarial loss (gain)                                      11           (8)         15          22
  Benefits paid from plan assets                           (103)        (115)         (4)         (2)
  Benefits paid by company                                   --           --         (20)        (19)
                                                         ------       ------       -----       -----
Benefit obligation at December 31                        $1,427       $1,343       $ 188       $ 181
                                                         ======       ======       =====       =====

CHANGE IN PLAN ASSETS
  Fair value of plan assets at January 1                 $1,732       $1,589       $   7       $   8
  Actual return on plan assets                              (44)         275          --           1
  Asset transfers and receivables                             4           --          --          --
  Settlements                                                (4)          --          --          --
  Company contributions (refund)                              2            2          --          --
  Translation difference                                    (19)         (19)         --          --
  Benefits paid from plan assets                           (103)        (115)         (4)         (2)
                                                         ------       ------       -----       -----
Fair value of plan assets at December 31                 $1,568       $1,732       $   3       $   7
                                                         ======       ======       =====       =====

Funded status of the plans                               $  142       $  389       $(186)      $(174)
Unrecognized actuarial loss (gain)                           71         (197)         66          44
Unrecognized prior service cost (benefit)                    32           36         (22)        (19)
Unrecognized net transition obligation                        1          (11)         --          --
Amount included in accrued expenses--other                   --           --          20          20
                                                         ------       ------       -----       -----
Prepaid (accrued) benefit cost                           $  246       $  217       $(122)      $(129)
                                                         ======       ======       =====       =====

AMOUNTS RECOGNIZED IN THE STATEMENT OF
FINANCIAL POSITION CONSIST OF:
  Prepaid benefit cost                                   $  246       $  217       $  --       $  --
  Accrued benefit liability                                  --           --        (122)       (129)
                                                         ------       ------       -----       -----
                                                         $  246       $  217       $(122)      $(129)
                                                         ======       ======       =====       =====
ASSUMPTIONS AS OF DECEMBER 31
  Weighted-average discount rate                           7.50%        8.00%       7.50%       8.00%
  Expected return on plan assets                           9.25%        9.25%       9.25%       9.25%
  Rate of compensation increase                            4.50%        4.50%       4.50%       4.50%

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                                       Other Postretirement
                                            Pension Benefits                  Benefits
                                      --------------------------      ----------------------
                                      2000       1999       1998      2000     1999     1998
                                      ----       ----       ----      ----     ----     ----
Service cost                         $  26      $  30      $  20      $ 1      $ 2      $ 1
Interest cost                          101         97         83       14       13       10
Return on plan assets (expected)      (142)      (134)      (114)      (1)      (1)      (1)
Amortization and deferrals               3          3         12       (2)      (2)      (4)
Amortization of transition asset       (11)       (14)       (14)      --       --       --
                                     -----      -----      -----      ---      ---      ---
Benefit cost (credit)                $ (23)     $ (18)     $ (13)     $12      $12      $ 6
                                     =====      =====      =====      ===      ===      ===

Other Postretirement Benefits

         The non-pension postretirement benefit plans are contributory health care and life insurance plans. The assumed participation rate in these plans for future eligible retirees was 60% for health care and 100% for life insurance. In August 1993, a Voluntary Employees' Beneficiary Association Trust was established and funded with $10 million of company funds. The company periodically obtains reimbursement for union retiree claims, while other claims are paid from company assets. The participant contributions are immediately used to cover claim payments, and for this reason do not appear as contributions to plan assets.

         The assumed health care cost trend rate was 8.0% for the year ended December 31, 2000. The assumed health care cost trend rate was 4.5% for the year ended December 31, 1999, and was 5% for those under age 65 and 4.75% for those over age 65 for the year ended December 31, 1998. The assumed health care cost trend rate will be 7% in 2001, decreasing to 4.5% by 2004 and for all subsequent years.

         A one-percentage point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by $6 million or $4 million, respectively, and would not have a material effect on aggregate service and interest cost components.

16. PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

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

         The IPR&D projects were principally included in the water treatment and paper process divisions of the acquired business. The former Water Management Group provided specialty water and process treatment programs for boiler, cooling, influent and effluent applications to markets such as refining, chemical, paper, electric utility, food, industrial, commercial and institutional establishments. Overall, the products are used to control corrosion, scale, deposit formation and microbiological growth, conserve energy and improve efficiency. Additionally, the former Paper Process Group (PPG) brought to market custom-engineered programs for the process-related problems associated with paper production. These problems include deposition, corrosion, microbiological and foam control, fouling, deinking and felt conditioning.

         Due to the uniqueness of each of the projects, the costs and effort required were estimated based on the information available at the date of acquisition. However, there is a risk that certain projects may not be completed successfully for a variety of reasons, including change in strategies, inability to develop cost-efficient treatment and changes in market demand or customer requirements.

         The IPR&D valuation charge was measured by the stage of completion method, primarily calculated by dividing the costs incurred to the date of acquisition by the total estimated costs. These percentages were applied to the results of project-by-project discounted cash flow models that estimated the present value of residual cash flows deemed attributable solely to the underlying IPR&D.

         The projected revenues, costs and margins in the cash flow forecasts were consistent with projections by management based on available historical data. The revenue projections were based on an opportunity analysis for each project, which took into account market and competitive conditions, potential customers and strategic goals. The weighted-average cost of capital for the overall business was estimated at 11%, and the risk-adjusted discount rate used in the IPR&D project valuation model was 13%.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


17. OTHER OPERATING EXPENSES (INCOME), NET

         Other operating expenses (income), net, in 2000 include a gain of $168 million from the sale of the Food Gums division. On September 28, 2000, we sold our Food Gums division to CP Kelco, a joint venture with Lehman Brothers Merchant Banking Partners II, L.P., which contributed approximately $300 million in equity. We received approximately $395 million in cash proceeds, recorded certain selling and tax expenses of approximately $77 million initially retaining a 28.6% equity position in CP Kelco. CP Kelco simultaneously acquired Kelco biogums business of Pharmacia Corporation (formerly Monsanto Corporation).

         Partially offsetting the gain from the sale of the Food Gums Division is $66 million of charges for asset impairments and write-offs, primarily in the FiberVisions business. Restructuring charges of $18 million, including $4 million (below) related to the nitrocellulose divestiture, were incurred for 2000 plans, primarily relating to severance and termination benefits for approximately 410 employee terminations in our Process Chemicals & Services segment and corporate realignment due to the divestitures of our non-core businesses (Food Gums, Resins, nitrocellulose). Offsetting these restructuring charges was $4 million of reversals relating to prior year plans. Environmental charges of $8 million were incurred, offset by $11 million in recoveries of insurance for environmental claims. Additionally, we incurred a loss of $25 million, including $4 million for severance and termination benefits (Note 14), associated with the sale of the nitrocellulose business, and $5 million associated with the integration of the BetzDearborn acquisition were incurred. Also reflected in 2000 are $16 million severance benefits and compensation expense not associated with restructuring plans and $1 million for other items. The asset impairments were triggered by significantly higher raw material costs and the loss of a facility's major customer.

         Other operating expenses (income), net, in 1999 include integration charges of $36 million, primarily for employee incentive and retention, consulting, legal and other costs associated with the BetzDearborn acquisition. During 1999, the company recognized charges of approximately $36 million related to a legal settlement and asset write-downs and disposal costs including impairment losses of approximately $10 million in the Chemical Specialties segment. Additionally, we recognized an additional $3 million of severance benefits under a plan to terminate approximately 20 employees, primarily manufacturing personnel (see Note 14). The asset write-down and severance charges were incurred primarily as a result of our decisions to exit the nitrocellulose business and rationalize assets in our resins business, which will no longer be utilized. Also during 1999, we realized a $16 million gain on the sale of our Agar business, a $6 million net environmental insurance recovery and a $4 million reversal of restructuring charges (see Note 14).

         Other operating expenses in 1998 included $65 million in restructuring charges and $11 million in integration charges associated with the acquisition of BetzDearborn (see Note 1). The restructuring charges include employee termination benefits of $31 million for approximately 350 employees, facility closure costs of $5 million (see Note 14) and asset write-downs of $29 million including impairment losses of $15 million in the Functional Products segment and $6 million in the Chemical Specialties segment. The termination benefits, exit costs and facility closure costs relate primarily to the acquisition of BetzDearborn during 1998 (see Note 1). Asset impairments in the Chemical Specialties and Functional Products segments resulted from adverse business negotiations, the BetzDearborn acquisition, and the loss of a customer.

18. INTEREST AND DEBT EXPENSE

         Interest and debt costs are summarized as follows:

                                                   (Dollars in millions)
                                                  2000      1999      1998
                                                  ----      ----      ----
Costs incurred                                    $175      $197      $112
Amount capitalized                                  11        12        11
                                                  ----      ----      ----
Amount expensed                                   $164      $185      $101
                                                  ====      ====      =====

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

19. OTHER INCOME (EXPENSE), NET

         Other income (expense), net, consists of the following:

                                                        (Dollars in millions)
                                                      2000      1999      1998
                                                      ----      ----      ----
 Net gains (losses) on dispositions                  $ (1)      $10       $ 23
 Interest income, net                                   5         7         36
 Legal settlements and accruals, net                  (10)       (7)       (66)
 Bank charges                                          (3)       (2)        (1)
 Minority interests                                     -        (2)         -
 Interest rate swap termination                         -         -        (13)
 Miscellaneous expense, net                            (9)       (8)        (1)
                                                     ----       ---       ----
                                                     $(18)      $(2)      $(22)
                                                     ====       ===       ====

         Net gains (losses) on dispositions include a loss of $1 million from the sale of non-operating real estate and other investments in 2000, and gains of $10 million in 1999 and $11 million in 1998. Also, a gain of $12 million in 1998 was recorded from the sale of Alliant Techsystems common stock held by Hercules (see Note 24). Interest income in 1998 relates primarily to the $500 million note received upon completion of the Tastemaker monetization. The 1998 legal settlements and accruals relate primarily to settlements of Qui Tam ("Whistle Blower") lawsuits. Legal settlements and accruals in 2000 and 1999 primarily represent certain other legal expenses and settlements associated with former operations of the company. The 1998 loss from terminated interest rate swaps is related to the company's financing effort upon the acquisition of BetzDearborn.

20. INCOME TAXES

         The domestic and foreign components of income before taxes and effect of change in accounting principle are presented below:

                                                      (Dollars in millions)
                                                     2000      1999      1998
                                                     ----      ----      ----
Domestic                                            $ (17)    $   4      $(147)
Foreign                                               181       239        224
                                                    -----     -----      -----
                                                    $ 164     $ 243      $  77
                                                    =====     =====      =====

         A summary of the components of the tax provision follows:

                                                       (Dollars in millions)
                                                    2000        1999       1998
                                                    ----        ----       ----
Currently payable
  U.S. federal                                      $ 14       $(25)      $(26)
  Foreign                                             70         82         74
  State                                                4         (4)        (4)
Deferred
  Domestic                                           (21)        15         17
  Foreign                                             (1)         7          7
                                                    ----       ----       ----
Provision for income taxes                          $ 66       $ 75       $ 68
                                                    ====       ====       ====

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

        Deferred tax liabilities (assets) at December 31 consisted of:

                                                                           (Dollars in millions)
                                                                            2000         1999
                                                                            ----         ----
           Depreciation                                                    $ 232        $ 235
           Prepaid pension                                                    68           84
           Inventory                                                          11            8
           Investments                                                        88           83
           Other                                                              79           51
                                                                           -----        -----
           Gross deferred tax liabilities                                  $ 478        $ 461
                                                                           -----        -----

           Postretirement benefits other than pensions                     $ (70)       $ (59)
           Accrued expenses                                                 (172)        (165)
           Loss carryforwards                                                (10)         (24)
           Other                                                            (104)         (71)
                                                                           -----        -----
           Gross deferred tax assets                                        (356)        (319)
                                                                           -----        -----
           Valuation allowance                                                28           16
                                                                           -----        -----
                                                                           $ 150        $ 158
                                                                           =====        =====

         A reconciliation of the U.S. statutory income tax rate to the effective rate follows:

                                                                              2000       1999      1998
                                                                              ----       ----      ----
         U.S.  statutory income tax rate                                      35%        35%        35%
         Purchased in-process research and development (Note 16)               -          -         59
         Goodwill amortization                                                14          9          7
         Valuation allowances                                                  8          -          -
         Research and development credits                                     (6)         -          -
         Tax rate differences on subsidiary earnings                          (5)         -          -
         Incremental tax on cash repatriations from non-US subsidiaries        2          3          -
         State taxes                                                           2         (2)         2
         Utilization of capital losses                                        (5)        (7)         -
         Reserves                                                             (6)        (6)       (17)
         Other                                                                 1         (1)         2
                                                                              ------------------------
         Effective tax rate                                                   40%        31%        88%
                                                                              ========================


         The net operating losses have indefinite carryforward periods, but may be limited in their use in any given year.

         The company provides taxes on undistributed earnings of subsidiaries and affiliates included in consolidated retained earnings to the extent such earnings are planned to be remitted and not reinvested permanently. The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or U.S. income taxes has been made amounted to approximately $246 million and $505 million at December 31, 2000 and 1999, respectively. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate because of the availability of tax credits.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


21. EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted-average number of shares of dilutive potential common stock:

                                                                (Dollars and shares in millions,
                                                                      except per share)

                                                               2000         1999        1998
                                                               ----         ----        ----
Basic EPS computation:
Net income                                                    $   98       $  168      $    9
                                                              ======       ======      ======

Weighted-average shares outstanding                            107.2        103.2        96.3
                                                              ------       ------      ------

Earnings per share                                            $ 0.91       $ 1.63      $ 0.10
                                                              ======       ======      ======
DILUTED EPS COMPUTATION:
Net income                                                    $   98       $  168      $    9
                                                              ======       ======      ======

Weighted-average shares outstanding                            107.2        103.2        96.3
Options                                                          0.0          0.4         0.6
Convertible debentures                                           0.2          0.3         0.5
                                                              ------       ------      ------
Adjusted weighted-average shares                               107.4        103.9        97.4
                                                              ======       ======      ======

Earnings per share                                            $ 0.91       $ 1.62      $ 0.10
                                                              ===============================

22. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

         The company enters into forward-exchange contracts and currency swaps to hedge currency exposure. The company used interest rate swap agreements to manage interest costs and risks associated with changing rates.

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

Interest Rate Risk Management

         During 2000, the interest rate swap portfolio, which replaced variable rate debt with fixed rate debt, was substantially terminated due to the conversion of foreign denominated debt to U.S. dollar denominated debt in the first half of 2000 and the November 2000 debt restructuring.

         During 1999, the interest rate swap portfolio went through a series of adjustments to reflect the replacement of U.S. dollar debt with a variable euro debt. The series of outstanding interest rate swap agreements at December 31, 1999, with maturities from 2001 through September 2003, effectively converted floating-rate debt into debt with a fixed rate ranging from 5.36% to 6.23% per year for U.S. dollar debt and 2.76% to 3.18% per year for euro debt. These swaps acted as a hedge against the company's interest rate exposure on its outstanding variable rate debt. For the years 2000 and 1999, these contracts resulted in a less than 1% change in the effective interest rate on the weighted-average notional principal amounts outstanding. The aggregate notional principal amounts at the end of 2000 and 1999 were $20 million and $1.2 billion, respectively.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


The following table indicates the types of swaps used and their weighted-average interest rates:


     (Dollars in millions)                                    2000      1999
     ------------------------------------------------         ----      ----
     Pay fixed on swaps notional amount (at year-end)         $ 20     $1,160
     Average pay rate                                          3.8%       4.0%
     Average receive rate                                      4.3%       3.9%


Foreign Exchange Risk Management

         The company has selectively used foreign currency forward contracts and currency swaps to offset the effects of exchange rate changes on reported earnings, cash flow, and net asset positions. The primary exposures are denominated in the euro, Danish kroner and British pound sterling. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than three months. At December 31, 2000 and 1999, the company had outstanding forward-exchange contracts to purchase foreign currencies aggregating $19 million and $59 million and to sell foreign currencies aggregating $39 million and $72 million, respectively. Non-U.S. dollar cross-currency trades aggregated $188 million and $410 million at December 31, 2000 and 1999, respectively. The foreign exchange contracts outstanding at December 31, 2000 will mature during 2001.

Fair Values

         The following table presents the carrying amounts and fair values of the company's financial instruments at December 31, 2000 and 1999:

                                                                                           (Dollars in millions)
                                                                      ------------------------------------------------------
                                                                                 2000                         1999
                                                                      -------------------------      -----------------------
                                                                      Carrying                       Carrying
                                                                       Amount        Fair Value       Amount      Fair Value
                                                                       ------        ----------       ------      ----------
Investment securities (available for sale)                            $    11          $    11       $    32       $    32
Long-term debt                                                         (2,342)          (2,325)       (1,777)       (1,759)
Company-obligated preferred securities of subsidiary trusts              (622)            (492)         (992)         (908)
Foreign exchange contracts                                                 (1)              (1)            2             2
Interest rate swap contracts                                              ---              ---           ---            28

    Fair values of derivative contracts are indicative of cash that would have been required had settlement been made at December 31, 2000 and 1999.

Basis of Valuation

         -   Investment securities: Quoted market prices.
         - Long-term debt: Present value of expected cash flows related to existing borrowings discounted at rates currently available to the company for long-term borrowings with similar terms and remaining maturities.
         -   Company obligated preferred securities of subsidiary trusts:
             Year-end interest rates and company common stock price.
         -   Foreign exchange contracts: Year-end exchange rates.
         -   Currency swaps: Year-end interest and exchange rates.
         - Interest rate swap contracts: Bank or market quotes or discounted cash flows using year-end interest rates.

23. SUBSEQUENT EVENTS

         During March 2001, definitive purchase and sale agreements were signed for the sale of our hydrocarbon resins division and select portions of our rosin resins divisions (the "Eastman transaction") to Eastman Chemical Resins, Inc., a subsidiary of Eastman Chemical Company ("Eastman"). Also in March 2001, we entered into an agreement to sell the Peroxides portion of our Resins division (the "Peroxide transaction"). We anticipate closing both transactions prior to May 31, 2001.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


        Both our senior credit facility and our ESOP Trust loan (Note 6) require quarterly compliance with certain financial covenants, including leverage ratio ("debt/EBITDA ratio"), an interest coverage ratio and minimum net worth. In addition, we are required to deliver our annual audited consolidated financial statements to the lenders within 90 days of the Company's fiscal year end.

        Due to the delay in closing the Eastman transaction, which in turn delayed the pay down of the debt, our debt as of March 31, 2001 was significantly higher than planned. As a result, the Company would have been out of compliance with the debt/EBITDA ratio covenant of its senior credit facility as of March 31, 2001. In addition, due to the fact that the Company has extended the filing date for this 10-K, the Company's annual audited financial statements were not provided to the lenders by March 31, 2001.

         On April 5, 2001, in consideration for the payment of a fee, our senior credit facility bank syndicate and ESOP lender granted waivers with respect to:
(1) compliance with the debt/EBITDA ratio as of March 31, 2001, and (2) an extension of time to deliver the December 31, 2000 audited financial statements to April 17, 2001. These statements have now been completed.

         With respect to the covenant regarding the debt/EBITDA ratio, the waiver requires that the Eastman transaction be consummated on or before May 31, 2001. In addition, the Company must demonstrate, as of the last day of the month in which the Eastman transaction closes, that the leverage ratio does not exceed
4.75 to 1.00 after giving affect to the application of the net cash proceeds from the Eastman transaction to prepay the Tranche A Term loan and the ESOP Trust loan. The Company expects to achieve this leverage ratio, although it may be necessary to close the Peroxide transaction prior to or in the same month as the Eastman transaction.

         A breach of any of the terms and conditions of the waiver would give the lenders the right to accelerate repayment of substantially all of our indebtedness if they choose to do so. Upon any such acceleration, the debt would become immediately due and payable and any loan commitments terminated. Although no assurances can be given in this regard, we anticipate closing the Eastman and Peroxides transactions prior to May 31, 2001. Using the net proceeds for repayment of debt, we expect that we will be in compliance with all debt covenants during the second quarter 2001 as well as the remainder of the year.

         While, as indicated above, we expect to satisfy all conditions of the waiver and remain in compliance with our debt covenants, current and future compliance is dependent upon generating sufficient EBITDA and cash flow which are, in turn, impacted by business performance, economic climate, competitive uncertainties and possibly the resolution of contingencies, including those set forth in Note 25 to the consolidated financial statements.

         In the event the Company is not in compliance with the debt covenants at the conditional date or thereafter, we would pursue various alternatives, which may include, among other things, refinancing of debt, debt covenant amendments, or debt covenant waivers. While we believe we would be successful in pursuing these alternatives, there can be no assurance that we would be successful.

         On April 10, 2001, the United States Court of Appeals for the Eighth Circuit issued an opinion in the United States, et al. v. Vertac Corporation, et al., as described in Item 3. In that opinion, the Appeals Court reversed the Court's October 12, 1993 grant of partial summary judgment, which had held Hercules jointly and severally liable for costs incurred and to be incurred at the Jacksonville site, and remanded the case back to the U.S. District Court for the Eastern District of Arkansas for a determination of whether the harms at the site giving rise to the government's claims are divisible. The Appeals Court also vacated the Court's October 23, 1998 order granting the United States' summary judgment motion and the February 8, 2000 judgment finding Hercules liable for 97.4% of the costs at issue, ordering that these issues be revisited following further proceedings with respect to divisibility. Finally, the Appeals Court affirmed the judgment of liability against Uniroyal.

         As a result of the Appellate rulings described above, Hercules will be allowed to present both facts and law to the Court in support of Hercules' belief that it should not be liable under CERCLA for some or all of the costs incurred by the government in connection with the site because those harms are divisible. Should Hercules prevail on remand, any liability to the government will be either eliminated or reduced (see Note 25).

24. DIVESTITURES

         In December 1999, we sold our 70% interest in Algas Marinas, our Chilean Agar business, for approximately $27 million. The transaction resulted in a pre-tax gain of approximately $16 million. This unit was included in the Functional Products segment and contributed approximately $24 million of revenue to this segment in 1999.

         On September 28, 2000, we sold our Food Gums division to CP Kelco, a joint venture we entered into with Lehman Brothers Merchant Banking Partners II, L.P., which contributed approximately $300 million in equity. We received approximately $395 million in cash proceeds, recorded certain selling and tax expenses of approximately $77 million and retained a 28.6% equity position in CP Kelco. CP Kelco simultaneously acquired Pharmacia's Kelco biogums business. The net proceeds from the sale of the Food Gums division have been used to permanently reduce borrowings under our senior credit facility. Food Gums had net sales of approximately $208 million in 1999.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


         In November 2000, the company announced it was exploring strategic alternatives for all or parts of the Company with the assistance of Goldman Sachs & Co. and Credit Suisse First Boston. Since this process is ongoing, any potential sale of all or part of the business may have a material impact on the estimates and assumptions used to prepare the amounts reported in the consolidated financial statements and accompanying notes. There can be no assurance that a transaction will occur.

         The majority of the remaining portions of the Resins division, including the ink toner portion that one of our joint venture partners exercised a right of first refusal to purchase in June 2000, are expected to be sold during 2001. The Resins division, including those portions associated with the Eastman and Peroxides transactions, had approximately $450 million in net sales in 2000.

25. COMMITMENTS AND CONTINGENCIES

Leases

         Hercules has operating leases (including office space, transportation and data processing equipment) expiring at various dates. Rental expense was $57 million in 2000, $55 million in 1999 and $35 million in 1998.

         At December 31, 2000, minimum rental payments under noncancelable leases aggregated $289 million with subleases of $20 million. A significant portion of these payments relates to a long-term operating lease for corporate office facilities. The net minimum payments over the next five years are $43 million in 2001, $36 million in 2002, $29 million in 2003, $23 million in 2004 and $19 million in 2005.

Environmental

         Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for the investigation and cleanup is between $64 million and $240 million. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 years.

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

         Litigation over liability at Jacksonville, Arkansas, the most significant site, has been pending since 1980. As a result of a pretrial Court ruling in October 1993, Hercules has been held jointly and severally liable for costs incurred, and for future remediation costs, at the Jacksonville site by the District Court, Eastern District of Arkansas (the Court). The case is captioned United States, et al, v. Vertac Corporation, et al, USDC No. LR-C-80-109 and LR-C-80-110 (E.D. Ark.)

         Other defendants in this litigation have either settled with the government or, in the case of the Department of Defense (DOD), have been held not liable. We appealed the Court's order finding the DOD not liable. On January 31, 1995, the Eighth Circuit Court of Appeals upheld the Court's order. We filed a petition to the U.S. Supreme Court requesting review and reversal of the Eighth Circuit Court ruling. This petition was denied on June 26, 1995, and the case was remanded to the Court for further proceedings.

         On May 21, 1997, the Court issued a ruling that Uniroyal was liable and that Standard Chlorine was not liable to Hercules for contribution. Through the filing of separate summary judgment motions, Hercules and Uniroyal raised a number of defenses to the United States' ability to recover its costs. On October 23, 1998, the Court denied those motions and granted the United States' summary judgment motion, ordering Hercules and Uniroyal to pay the United States approximately $103 million plus any additional response costs incurred or to be incurred after July 31, 1997. Trial testimony on the issue of allocation between Hercules and Uniroyal was completed on November 6, 1998.

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

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


1993 and 1997 non-final orders in which Hercules and Uniroyal were held jointly and severally liable for past and future remediation costs at the site. Hercules appealed these rulings to the United States Court of Appeals for the Eighth Circuit on December 16, 1999.

         On February 8, 2000, the Court issued a final judgment on the allocation between Uniroyal and Hercules, finding Uniroyal liable for 2.6 percent and Hercules liable for 97.4 percent of the costs at issue. Hercules appealed that judgment on February 10, 2000. That appeal has been docketed and consolidated with the earlier mentioned appeal. Oral argument before the United States Court of Appeals for the Eighth Circuit was held on June 12, 2000.

         On April 10, 2001, the United States Court of Appeals for the Eighth Circuit issued an opinion in the consolidated appeals described above. In that opinion, the Appeals Court reversed the Court's October 12, 1993 grant of partial summary judgment, which had held Hercules jointly and severally liable for costs incurred and to be incurred at the Jacksonville site, and remanded the case back to the U.S. District Court for the Eastern District of Arkansas for a determination of whether the harms at the site giving rise to the government's claims are divisible. The Appeals Court also vacated the Court's October 23, 1998 order granting the United States' summary judgment motion and the February 8, 2000 judgment finding Hercules liable for 97.4% of the costs at issue, ordering that these issues be revisited following further proceedings with respect to divisibility. Finally, the Appeals Court affirmed the judgment of liability against Uniroyal.

         As a result of the Appellate rulings described above, Hercules will be allowed to present both facts and law to the Court in support of Hercules' belief that it should not be liable under CERCLA for some or all of the costs incurred by the government in connection with the site because those harms are divisible. Should Hercules prevail on remand, any liability to the government will be either eliminated or reduced.

         In 1992, Hercules brought suit against its insurance carriers for past and future costs for cleanup of certain environmental sites (Hercules Incorporated v. Aetna Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-CV (consolidated)). In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas site (see discussion above) was completed. The jury returned a "Special Verdict Form" with findings that, in conjunction with the Court's other opinions, were used by the Court to enter a judgment in August 1999. The judgment determined the amount of Hercules' recovery for past cleanup expenditures and stated that Hercules is entitled to similar coverage for costs incurred since September 30, 1997 and in the future. Hercules has not included any insurance recovery in the estimated range of costs above. Since entry of the Court's August 1999 order, Hercules has entered into settlement agreements with several of its insurance carriers and has recovered certain settlement monies. The terms of those settlements and amounts recovered are confidential. Hercules has appealed certain of the trial court's rulings to the Delaware Supreme Court. Oral argument was held on February 13, 2001 before the Delaware Supreme Court, but no ruling has been issued.

         At December 31, 2000, the accrued liability of $64 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules.

Litigation

         Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. In these legal proceedings, no specifically identified director, officer or affiliate is a party or a named defendant. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage and personal injury matters.

        Hercules is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to asbestos fibers from resin-encapsulated pipe and tank products which were sold by a former subsidiary of Hercules to a limited industrial market, or from alleged exposure to asbestos contained in facilities owned or operated by Hercules. Lawsuits are received and matters settled on a regular basis. In December 1999, Hercules entered into a Settlement Agreement to resolve the majority of these matters then pending. In connection with that settlement, Hercules entered into an agreement with several of its insurance carriers pursuant to which a majority of the amounts paid will be insured. The terms of both agreements are confidential. During 2000 and 2001, Hercules entered into additional settlement agreements. The terms of these settlements are also confidential. In accordance with the terms of the previously mentioned agreement with several of Hercules' insurance carriers, the majority of the amounts paid and to be paid pursuant to these various settlement agreements will be insured. Further, Hercules continues to pursue additional insurance coverage from carriers who were not part of the previously mentioned agreement.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


         Hercules was a defendant in three Qui Tam (Whistle Blower) lawsuits in the U. S. District Court for the Central District of Utah, brought by former employees of the Aerospace business sold to Alliant Techsystems Inc. in March 1995. All of these actions were settled in 1999. We recognized a $62 million charge in 1998 related to these settlements. There will be no future impacts to our results of operations or financial condition as a result of these settlements.

         At December 31, 2000, the consolidated balance sheet reflects a current liability of approximately $25 million for litigation and claims. These amounts represent management's best estimate of the probable and reasonably estimable losses and recoveries related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

Other

         At December 31, 2000, Hercules had $21 million in letters of credit outstanding with lenders, $4 million of which were issued under the senior credit facility (Note 6).

26. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

         In 1998, Hercules adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." The statement established new standards for reporting information about operating segments in annual financial statements and required selected information about operating segments in interim financial reports. It also established standards for related disclosure about products and services, geographic area, and major customers. In compliance with SFAS 131, the company has identified three reportable segments.

         Process Chemicals and Services: (Pulp and Paper and BetzDearborn.) Products and services in this segment are designed to enhance customers' processes and products, improve their manufacturing costs or environmental impact. Principal products and markets include performance additives and water and process treatment chemicals and related on-site services for a wide variety of industrial and commercial applications including pulp and paper mills, refineries, chemical plants, metals manufacturers, automobile assembly plants and makers of food and beverages.

         Functional Products: (Aqualon.) Products from this segment are principally derived from natural resources and are sold as key raw materials to other manufacturers. Principal products and markets include water-soluble polymers and solvent-soluble polymers, used as thickeners, emulsifiers and stabilizers for water-based paints, oil and gas exploration, building materials, dairy and bakery products, cosmetic and oral hygiene products and producers of lacquers, inks and aviation fluids. Prior to September 28, 2000, this segment also included our Food Gums Division, which was sold to CP Kelco, a joint venture we entered with Lehman Brothers Merchant Banking Partners II, L.P.

         Chemical Specialties: (Resins and FiberVisions.) Products in this segment provide low-cost, technology driven solutions to meet customer needs and market demands. Principal products and markets include rosin and hydrocarbon resins for adhesives used in nonwoven fabrics, textile fibers and adhesive tapes; thermal-bond polypropylene staple fiber for disposable diapers and other hygienic products; and yarns for decorative fabrics.

         The company evaluates performance and makes decisions based primarily on "Profit from Operations" and "Capital Employed." Consolidated capital employed represents the total resources employed in the company and is the sum of total debt, company-obligated preferred securities of subsidiary trusts and stockholders' equity. Capital employed in each reportable segment represents the net operating assets employed to conduct business in that segment and generally includes working capital (excluding cash) and property, plant and equipment. Other assets and liabilities, primarily goodwill and other intangibles, not specifically allocated to business segments, are reflected in "Reconciling Items" in the table below.

         Hercules has no single customer representing greater than 10% of its revenues.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

----------------------------------------------------------------------------------------------------------------------------
                                                          PROCESS
                                                         CHEMICALS     FUNCTIONAL    CHEMICAL     RECONCILING
                 INDUSTRY SEGMENT                       AND SERVICES    PRODUCTS    SPECIALTIES      ITEMS      CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------
                    2000

Net sales                                                  $ 1,717       $   742      $   695      $   (2)         $ 3,152
Profit (loss) from operations                                  297           176           59         (88)             444
Equity in income of affiliated companies                                                                                (2)
Interest and debt expense                                                                                              164
Preferred security distributions of subsidiary trusts                                                                   96
Other expense, net                                                                                                     (18)
                                                                                                                   -------
Income before income taxes                                                                                             164
                                                                                                                   -------
Capital employed(a)                                            632           219          308       2,882(b)         4,041
Capital expenditures                                            39            76           36          28              179
Depreciation and amortization                                   51            26           25         144              246

----------------------------------------------------------------------------------------------------------------------------
                    1999

Net sales                                                  $ 1,725       $   875      $   711      $   (2)         $ 3,309
Profit (loss) from operations                                  338           218           89        (165)(c)          480
Equity in income of affiliated companies                                                                                 1
Interest and debt expense                                                                                              185
Preferred security distributions of subsidiary trusts                                                                   51
Other expense, net                                                                                                      (2)
                                                                                                                   -------
Income before income taxes                                                                                             243
                                                                                                                   -------
Capital employed(a)                                            735           372          379       2,824(b)         4,310
Capital expenditures                                            51            74           39          38              202
Depreciation and amortization                                   66            33           30         121              250

----------------------------------------------------------------------------------------------------------------------------
                    1998

Net sales                                                  $   717       $   863      $   566      $   (1)         $ 2,145
Profit (loss) from operations                                  131           215           75        (229)(d)          192
Equity in income of affiliated companies                                                                                10
Interest and debt expense                                                                                              101
Preferred security distributions of subsidiary trusts                                                                    2
Other expense, net                                                                                                     (22)
                                                                                                                   -------
Income before income taxes                                                                                              77
                                                                                                                   -------
Capital employed(a)                                            756           392          388       2,885(b)         4,421
Capital expenditures                                            44            53           36          24              157
Depreciation and amortization                                   22            32           19          35              108

----------------------------------------------------------------------------------------------------------------------------

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                         (Dollars in millions)
------------------------------------------------------------------------------
                          UNITED                             ASIA
GEOGRAPHIC AREAS          STATES     EUROPE   AMERICAS(e)   PACIFIC    TOTAL
------------------------------------------------------------------------------
2000
Net sales                 $1,702     $  964     $  215      $  271     $3,152
Long-lived assets (f)      2,267        748        382          98      3,495

1999
Net sales                 $1,742     $1,074     $  220      $  273     $3,309
Long-lived assets (f)      2,264        948        529         150      3,891

1998
Net sales                 $  944     $  785     $  258      $  158     $2,145
Long-lived assets (f)      3,083        681        125          97      3,986

            (a) Represents total segment assets net of operating liabilities

            (b) Assets and liabilities not specifically allocated to business segments, primarily goodwill, intangibles, and other long-term assets net of liabilities.

            (c) Includes integration expenses, severance costs, asset
                write-downs, and other charges net of litigation and insurance settlements, partially offset by a gain on the sale of a subsidiary and the reversal of restructuring charges (see Notes 14 and 17). Also included are amortization of goodwill and intangibles, corporate research and development and other corporate items not specifically allocated to business segments.

            (d) Includes costs for purchased in-process research and
                development, facility closures and contract terminations, employee termination benefits, write-downs of property, plant and equipment, and other integration expenses (see Notes 16 and 17). Also included are amortization of goodwill and intangibles, corporate research and development and other corporate items not specifically allocated to business segments.

            (e) Ex-U.S.A.

            (f) Long-lived assets include property, plant and equipment, goodwill and other intangible assets. In 1998, the goodwill and other intangible assets related to the BetzDearborn acquisition are reflected in the United States region.

27.     CONSOLIDATING CONDENSED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

        One of the amendments to our senior credit facility effective November 14, 2000 (see Note 6) included a guarantee by each of our current and future wholly owned domestic restricted subsidiaries (each, a "Guarantor Subsidiary"). The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several. The indenture under which our registered 6.6% notes due 2027 and 6.625% notes due 2003 were issued requires the holders of such notes to be on the same basis as the holders of any other subsequently issued debt that provides either guarantees or pledges of collateral. As a result, the following wholly-owned domestic restricted subsidiaries jointly and severally, and full and unconditionally guarantee the senior credit facility, our registered 6.6% notes dues 2027, 6.625% notes due 2003 and our 11.125% notes due 2007.

        Aqualon Company
        Athens Holding Inc.
        BetzDearborn China, Inc.
        BetzDearborn Europe, Inc
        BetzDearborn International, Inc
        BetzDearborn Inc.
        BL Chemicals Inc.
        BL Technologies, Inc
        BLI Holdings, Inc
        Chemical Technologies India, Ltd.
        Covington Holdings, Inc.
        DRC, Ltd
        East Bay Realty Services, Inc.
        FiberVisions Incorporated
        FiberVisions Products, Inc
        FiberVisions, L.L.C
        FiberVisions L.P.
        Hercules Chemical Corporation
        Hercules Country Club, Inc.
        Hercules Credit, Inc
        Hercules Euro Holdings, Inc.
        Hercules Finance Company
        Hercules Flavor, Inc.
        Hercules International Limited
        Hercules International Limited, L.L.C.
        Hercules Investments L.L.C.
        Hercules Shared Services Corp
        HISPAN Corporation
        WSP, Inc

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        The non-guarantor subsidiaries (the "Non-Guarantor Subsidiaries") include all of the Company's foreign subsidiaries and certain domestic subsidiaries. The Company conducts much of its business through and derives much of its income from its subsidiaries. Therefore the Company's ability to make required payments with respect to its indebtedness and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries. There are no restrictions on the ability of any of the Guarantor Subsidiaries to transfer funds to the Company, however there may be restrictions for certain foreign Non-Guarantor Subsidiaries.

        The following condensed consolidating financial information for the Company presents the financial information of Hercules, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries based on the Company's understanding of Securities and Exchange Commission's interpretation and application of Rule 3-10 under the Securities and Exchange Commission's Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities.

        In this presentation, Hercules consists of parent company operations. Guarantor Subsidiaries and Non-Guarantor Subsidiaries of Hercules are reported on an equity basis. For companies acquired during 1998, the goodwill and fair values of the assets and liabilities acquired have been presented on a "push-down" accounting basis.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Consolidating Condensed Statement of Operations
December 31, 2000

                                                                                       (Millions of Dollars)
                                                          -------------------------------------------------------------------------
                                                                         Unconsolidated
                                                           ------------------------------------------
                                                                          Guarantor     Non-Guarantor  Eliminations &
                                                           Parent        Subsidiaries    Subsidiaries   Adjustments     Consolidated
                                                           ------        ------------    ------------   -----------     ------------
Net sales                                                  $   606         $ 1,532         $ 1,701         $  (687)        $ 3,152
Cost of sales                                                  432             995           1,050            (693)          1,784
Selling, general, and administrative expenses                   84             338             388                             810
Research and development                                        33              35              12                              80
Goodwill and intangible asset amortization                       7              48              25                              80
Other operating expenses (income), net                          38              92            (176)                            (46)
                                                           -------         -------         -------         -------         -------
Profit from operations                                          12              24             402               6             444
Equity in income (loss) from affiliated companies,
 net of tax                                                     --              --              (2)                             (2)
Equity in income from consolidated subsidiaries,
 net of tax                                                    350              48               4            (402)             --
Interest and debt expense                                      283            (129)             10                             164
Preferred security distributions of subsidiary trusts           --              --              96                              96
Other income (expense), net                                    (17)             (9)              8                             (18)
                                                           -------         -------         -------         -------         -------
Income (loss) before income taxes                               62             192             306            (396)            164
Provision for income taxes                                     (58)             68              54               2              66
                                                           -------         -------         -------         -------         -------
Net income (loss)                                          $   120         $   124         $   252         $  (398)        $    98
                                                           =======         =======         =======         =======         =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Consolidating Condensed Statement of Operations
December 31, 1999


                                                                                       (Millions of Dollars)
                                                          -------------------------------------------------------------------------
                                                                         Unconsolidated
                                                           ------------------------------------------
                                                                          Guarantor     Non-Guarantor  Eliminations &
                                                           Parent        Subsidiaries    Subsidiaries   Adjustments     Consolidated
                                                           ------        ------------    ------------   -----------     ------------
Net sales                                                  $   584         $ 1,570         $ 1,827         $  (672)        $ 3,309
Cost of sales                                                  424             974           1,100            (667)          1,831
Selling, general, and administrative expenses                  118             365             304                             787
Research and development                                        28              13              44                              85
Goodwill and intangible asset amortization                       9              53              17                              79
Other operating expenses, net                                   23              23               1                              47
                                                           -------         -------         -------         -------         -------
Profit (loss) from operations                                  (18)            142             361              (5)            480
Equity in income (loss) from affiliated companies,
 net of tax                                                      2              --              (1)                              1
Equity in income from consolidated subsidiaries,
 net of tax                                                    331             143               6            (480)             --
Interest and debt expense                                      261             (51)            (25)                            185
Preferred security distributions of subsidiary trusts           --              --              51                              51
Other income (expense), net                                     (3)             (1)              4              (2)             (2)
                                                           -------         -------         -------         -------         -------
Income (loss) before income taxes                               51             335             344            (487)            243
Provision for income taxes                                    (121)             89             110              (3)             75
                                                           -------         -------         -------         -------         -------
Net income (loss)                                          $   172         $   246         $   234         $  (484)        $   168
                                                           =======         =======         =======         =======         =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Consolidating Condensed Statement of Operations
December 31, 1998

                                                                                       (Millions of Dollars)
                                                          -------------------------------------------------------------------------
                                                                         Unconsolidated
                                                           ------------------------------------------
                                                                          Guarantor     Non-Guarantor  Eliminations &
                                                           Parent        Subsidiaries    Subsidiaries   Adjustments     Consolidated
                                                           ------        ------------    ------------   -----------     ------------
Net sales                                                  $   558         $   963         $ 1,309        $  (685)        $ 2,145
Cost of sales                                                  400             707             859           (679)          1,287
Selling, general, and administrative expenses                   80             119             178                            377
Research and development                                        27              24              10                             61
Purchased in-process research and development                   --             130              --                            130
Goodwill and intangible asset amortization                      14               5               3                             22
Other operating expenses, net                                   40              24              12                             76
                                                           -------         -------         -------        -------         -------
Profit (loss) from operations                                   (3)            (46)            247             (6)            192
Equity in income of affiliated companies, net of tax            10              --                                             10
Equity in income from consolidated subsidiaries,
  net of tax                                                   119              67               6           (192)             --
Interest and debt expense (income)                             121             (32)             12                            101
Preferred security distributions of subsidiary trusts           --              --               2                              2
Other income (expense), net                                    (70)             36              10              2             (22)
                                                           -------         -------         -------        -------         -------
Income (loss) before income taxes                              (65)             89             249           (196)             77
Provision for income taxes                                     (75)             59              85             (1)             68
                                                           -------         -------         -------        -------         -------
Net income (loss)                                          $    10         $    30         $   164        $  (195)        $     9
                                                           =======         =======         =======        =======         =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Consolidating Condensed Balance Sheet
December 31, 2000

                                                                                       (Millions of Dollars)
                                                          -------------------------------------------------------------------------
                                                                         Unconsolidated
                                                           ------------------------------------------
                                                                          Guarantor     Non-Guarantor  Eliminations &
                                                           Parent        Subsidiaries    Subsidiaries   Adjustments     Consolidated
                                                           ------        ------------    ------------   -----------     ------------
ASSETS
Current assets
  Cash and cash equivalents                                $     1        $     7        $    46         $    --         $    54
  Accounts receivable, net                                     110            183            333                             626
  Intercompany receivables                                      37             81             79            (197)             --
  Inventories                                                   63            124            128             (10)            305
  Deferred income taxes                                         28              2              7                              37
                                                           -------        -------        -------         -------         -------
  Total current assets                                         239            397            593            (207)          1,022
Property, plant, and equipment, net                            264            359            481                           1,104
Investments in subsidiaries                                  4,357          1,578             69          (6,004)             --
Goodwill and other intangible assets, net                       35          1,471            885                           2,391
Deferred charges and other assets                              648             36            108                             792
                                                           -------        -------        -------         -------         -------
  Total assets                                             $ 5,543        $ 3,841        $ 2,136         $(6,211)        $ 5,309
                                                           =======        =======        =======         =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                             121             14            122               2             259
  Accrued expenses                                             132            130            140                             402
  Intercompany payables                                         45             68             84            (197)             --
  Short-term debt                                              127              5            129                             261
                                                           -------        -------        -------         -------         -------
  Total current liabilities                                    425            217            475            (195)            922
Long-term debt                                               2,063             97            182                           2,342
Deferred income taxes                                           82             48             57                             187
Other postretirement benefits and other liabilities            210            169             41                             420
Company-obligated preferred securities of
  subsidiary trusts                                             --             --            622                             622
Intercompany notes payable/(receivable)                      1,947         (2,656)           719             (10)             --
Stockholders' equity                                           816          5,966             40          (6,006)            816
                                                           -------        -------        -------         -------         -------
  Total liabilities and stockholders' equity               $ 5,543        $ 3,841        $ 2,136         $(6,211)        $ 5,309
                                                           =======        =======        =======         =======         =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Consolidating Condensed Balance Sheet
December 31, 1999

                                                                                       (Millions of Dollars)
                                                          -------------------------------------------------------------------------
                                                                         Unconsolidated
                                                           ------------------------------------------
                                                                          Guarantor     Non-Guarantor
                                                           Parent        Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                           ------        ------------    ------------   ------------    ------------
ASSETS
Current assets
  Cash and cash equivalents                                $     2        $    23        $    38        $    --         $    63
  Accounts receivable, net                                      99            278            389                            766
  Intercompany receivable                                       22             24             78           (124)             --
  Inventories                                                   63            147            184            (14)            380
  Deferred income taxes                                        119                            10                            129
                                                           -------        -------        -------        -------         -------
  Total current assets                                         305            472            699           (138)          1,338
Property, plant, and equipment, net                            251            436            634                          1,321
Investments in subsidiaries                                  4,190          1,776             68         (6,034)             --
Goodwill and other intangible assets, net                       45          1,536            989                          2,570
Deferred charges and other assets                              517             44            106                            667
                                                           -------        -------        -------        -------         -------
  Total assets                                             $ 5,308        $ 4,264        $ 2,496        $(6,172)        $ 5,896
                                                           =======        =======        =======        =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                              48            125            147                            320
  Accrued expenses                                             148            250            163                            561
  Intercompany payable                                          31             57             36           (124)             --
  Short-term debt                                              641              2             35                            678
                                                           -------        -------        -------        -------         -------
  Total current liabilities                                    868            434            381           (124)          1,559
Long-term debt                                               1,611            107             59                          1,777
Deferred income taxes                                           77            119             91                            287
Other postretirement benefits and other liabilities            159            203             56                            418
Company-obligated preferred securities of
  subsidiary trusts                                             --             --            992                            992
Intercompany notes payable (receivable)                      1,730         (1,189)          (541)            --              --
Stockholders' equity                                           863          4,590          1,458         (6,048)            863
                                                           -------        -------        -------        -------         -------
  Total liabilities and stockholders' equity               $ 5,308        $ 4,264        $ 2,496        $(6,172)        $ 5,896
                                                           =======        =======        =======        =======         =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Consolidating Condensed Statement of Cash Flows
December 31, 2000

                                                                                       (Millions of Dollars)
                                                          -------------------------------------------------------------------------
                                                                         Unconsolidated
                                                           ------------------------------------------
                                                                          Guarantor     Non-Guarantor
                                                           Parent        Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                           ------        ------------    ------------   ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                   $   (91)       $   (24)        $   234          $  (49)        $    70

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (37)           (38)           (112)             --            (187)
  Proceeds of investment and fixed asset disposals               --             14             404              --             418
  Acquisitions, net of cash acquired                             (6)            --              --              --              (6)
  Other, net                                                    (19)            (1)              8              --             (12)
                                                            -------        -------         -------         -------         -------
  Net cash (used in) provided by investing activities           (62)           (25)            300              --             213
                                                            -------        -------         -------         -------         -------
CASH FLOW FROM FINANCING ACTIVITIES:

  Long-term debt proceeds                                     1,858             27               4              --           1,889
  Long-term debt repayments                                  (1,756)           (27)             (7)             --          (1,790)
  Change in short-term debt                                      --             --              92              --              92
  Payment of debt issuance costs and underwriting fees          (28)            --              --              --             (28)
  Repayment of subsidiary trust preferred securities             --             --            (370)             --            (370)
  Change in intercompany, noncurrent                            161             33            (194)             --              --
  Common stock issued                                            13             --              --              --              13
  Common stock reacquired                                        (2)            --              --              --              (2)
  Dividends paid                                                (94)            --             (49)             49             (94)
                                                            -------        -------         -------         -------         -------
  Net cash (used in) provided by financing activities           152             33            (524)             49            (290)
                                                            -------        -------         -------         -------         -------
Effect of exchange rate changes on cash                          --             --              (2)             --              (2)
                                                            -------        -------         -------         -------         -------
Net increase (decrease) in cash and cash equivalents             (1)           (16)              8              --              (9)
Cash and cash equivalents at beginning of year                    2             23              38              --              63
                                                            -------        -------         -------         -------         -------
Cash and cash equivalents at end of year                    $     1        $     7        $     46        $     --         $    54
                                                            =======        =======         =======         =======         =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Consolidating Condensed Statement of Cash Flows
December 31, 1999

                                                                                       (Millions of Dollars)
                                                          -------------------------------------------------------------------------
                                                                         Unconsolidated
                                                           ------------------------------------------
                                                                          Guarantor     Non-Guarantor
                                                           Parent        Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                           ------        ------------    ------------   ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                      $(59)        $   198         $ 243         $  (102)        $   280

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (42)            (66)          (88)             --            (196)
  Proceeds of investment and fixed asset disposals                2              28            20              --              50
  Acquisitions, net of cash acquired                            (10)             --            --              --             (10)
  Other, net                                                    (24)            (15)            2              --             (37)
                                                            -------         -------         -----         -------         -------
  Net cash (used in) provided by investing activities           (74)            (53)          (66)             --            (193)
                                                            -------         -------         -----         -------         -------
CASH FLOW FROM FINANCING ACTIVITIES:

  Long-term debt proceeds                                       274               5            --              --             279
  Long-term debt repayments                                  (1,344)            (16)           --              --          (1,360)
  Change in short-term debt                                      99             (17)          (60)             --              22
  Payment of debt issuance costs and underwriting fees           --              --           (19)             --             (19)
  Proceeds from issuance of subsidiary trusts'
    preferred securities                                         --              --           792              --             792
  Change in intercompany, noncurrent                            915            (112)         (804)              1              --
  Proceeds from issuance of warrants                             90              --            --              --              90
  Common stock issued                                           182              --            --              --             182
  Common stock reacquired                                        (3)             --            --              --              (3)
  Proceeds from issuance of subsidiary preferred stock           --              12            --              --              12
  Dividends paid                                                (83)             --          (101)            101             (83)
                                                            -------         -------         -----         -------         -------
  Net cash (used in) provided by financing activities           130           (128)          (192)            102             (88)
                                                            -------         -------         -----         -------         -------
Effect of exchange rate changes on cash                          --              --            (4)             --              (4)
                                                            -------         -------         -----         -------         -------
Net increase (decrease) in cash and cash equivalents             (3)             17           (19)             --              (5)
Cash and cash equivalents at beginning of year                    5               6            57              --              68
                                                            -------         -------         -----         -------         -------
Cash and cash equivalents at end of year                    $     2        $     23        $   38         $    --         $    63
                                                            =======         =======         =====         =======         =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Consolidating Condensed Statement of Cash Flows
December 31, 1998

                                                                                       (Millions of Dollars)
                                                          -------------------------------------------------------------------------
                                                                         Unconsolidated
                                                           ------------------------------------------
                                                                          Guarantor     Non-Guarantor
                                                           Parent        Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                           ------        ------------    ------------   ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                    $   119         $  32         $ 119        $    (89)        $   181

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (39)          (52)          (66)             --            (157)
  Proceeds of investment and fixed asset disposals                77           522             1              --             600
  Acquisitions, net of cash acquired                          (3,109)           --            --              --          (3,109)
  Other, net                                                     (14)          (11)           --              --             (25)
                                                             -------         -----         -----         -------         -------
  Net cash (used in) provided by investing activities         (3,085)          459           (65)             --          (2,691)
                                                             -------         -----         -----         -------         -------
CASH FLOW FROM FINANCING ACTIVITIES:

  Long-term debt proceeds                                      2,960           151            --              --           3,111
  Long-term debt repayments                                     (175)          (72)           --              --            (247)
  Change in short-term debt                                     (212)            7           (23)             --            (228)
  Payment of debt issuance costs and underwriting fees           (59)           --            (7)             --             (66)
  Change in intercompany, noncurrent                             665          (573)          (92)             --              --
  Proceeds from trust preferred securities                        --            --           200              --             200
  Common stock issued                                             10            --            --              --              10
  Common stock reacquired                                       (114)           --            --              --            (114)
  Dividends paid                                                (104)           --           (89)             89            (104)
                                                             -------         -----         -----         -------         -------
  Net cash (used in) provided by financing activities          2,971          (487)          (11)             89           2,562
                                                             -------         -----         -----         -------         -------
Effect of exchange rate changes on cash                           --            --            (1)             --              (1)
                                                             -------         -----         -----         -------         -------
Net increase (decrease) in cash and cash equivalents               5             4            42              --              51
Cash and cash equivalents at beginning of year                    --             2            15              --              17
                                                             -------         -----         -----         -------         -------
Cash and cash equivalents at end of year                     $     5         $   6         $  57         $    --         $    68
                                                             =======         =====         =====         =======         =======

HERCULES INCORPORATED
SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                       1st Quarter    2nd Quarter    3rd Quarter     4th Quarter
                                                       2000   1999   2000    1999   2000    1999    2000     1999
                                                       ----   ----   -----   ----   -----   -----   -----    -----
Operating Results
Net sales                                              $798   $806   $ 822   $833   $ 815   $ 828   $ 717    $ 842
Cost of sales                                           450    438     462    456     463     460     409      477
Selling, general, and administrative expenses           197    197     206    193     210     188     197      209
Research and development                                 21     21      20     20      20      21      19       23
Goodwill and intangible asset amortization               20     20      20     20      20      20      20       19
Other operating expenses (income), net                    4      7      18      6    (105)      1      37       33
                                                       --------------------------------------------------------------

Profit (loss) from operations                          $106   $123   $  96   $138   $ 207   $ 138   $  35    $  81
Equity income                                            --      1      --     --      --      --      (2)      --
Interest and debt expense                                32     60      42     47      42      38      48       40
Preferred security distributions of subsidiary trusts    23      5      23     12      23      16      27       18
Other income (expense), net                               5      3      (6)     4     (13)     (2)     (4)      (7)
                                                       --------------------------------------------------------------

Income (loss) before income taxes                      $ 56   $ 62   $  25   $ 83   $ 129   $  82   $ (46)   $  16
Income taxes                                             20     24       9     27      54      25     (17)      (1)
                                                       --------------------------------------------------------------

Net income (loss)                                      $ 36   $ 38   $  16   $ 56   $  75   $  57   $ (29)   $  17
                                                       ==============================================================

Earnings per share**
Basic

  Earnings (loss) per share                            $0.34  $0.37  $0.15   $0.56  $0.70   $0.54   ($0.28)  $0.17
Diluted:
  Earnings (loss) per share                            $0.34  $0.37  $0.15   $0.56  $0.70   $0.54   $(0.28)  $0.16

                                                               Year
                                                          2000     1999
                                                         -------  -------
Operating Results
Net sales                                                $3,152   $3,309
Cost of sales                                             1,784    1,831
Selling, general, and administrative expenses               810      787
Research and development                                     80       85
Goodwill and intangible asset amortization                   80       79
Other operating expenses (income), net                      (46)      47
                                                       ------------------

Profit (loss) from operations                            $  444   $  480 *
Equity income                                                (2)       1
Interest and debt expense                                   164      185
Preferred security distributions of subsidiary trusts        96       51
Other income (expense), net                                 (18)      (2)
                                                       ------------------

Income (loss) before income taxes                        $  164   $  243
Income taxes                                                 66       75
                                                       ------------------

Net income (loss)                                        $   98   $  168
                                                       ==================

Earnings per share**
Basic

  Earnings (loss) per share                              $ 0.91   $ 1.63
Diluted:
  Earnings (loss) per share                              $ 0.91   $ 1.62

         * Includes net unusual credits of $56 million in 2000 and unusual charges of $62 million in 1999 (see Note 17).

         ** Earnings per share calculations for each of the quarters are based on the weighted-average number of shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year's earnings per share amounts.

HERCULES INCORPORATED

PRINCIPAL CONSOLIDATED SUBSIDIARIES

ARGENTINA
Hercules Argentina S.A.

AUSTRALIA
BetzDearborn Australia Pty, Ltd.
Little H Pty Ltd.

AUSTRIA
Hercules Austria GmbH.

BAHAMAS
Hercules International Trade Corporation Limited

BELGIUM
BetzDearborn N.V.
Hercules Beringen B.V.B.A.
Hercules Doel B.V.B.A.
Hercules Europe B.V.B.A.
Hercules Holding B.V./B.V.B.A.

BERMUDA
Curtis Bay Insurance Co. Ltd.

BRAZIL
Hercules BetzDearborn Brasil Ltda.
Hercules do Brasil Produtos Quimicos Ltda.

CANADA
BetzDearborn Canada, Inc.
Hercules Canada Inc.
Hercules Canada (partnership)

CHILE
Hercules Quimica Chile Ltda

CHINA
Beijing Hercules Chemical Co. Ltd.*
BetzDearborn China, Ltd.
FiberVisions (Suzhou) Nonwovens Products Co. Ltd.
FiberVisions (China) Textile Products Ltd.
Shanghai Hercules Chemical Co., Ltd.*

COLOMBIA
Hercules de Colombia S.A.

CROATIA
BetzDearborn d.o.o.

CURACAO
BetzDearborn Caribbean N.V.

CZECH (REPUBLIC)
Hercules CZ s.r.o.

DENMARK
Hercules Denmark A/S
FiberVisions, A/S
Hercules Investment ApS

ECUADOR
BetzDearborn de Ecuador S.A.

FINLAND
Hercules Finland OY

FRANCE
Aqualon France B.V.
BetzDearborn SA
Hercules SA

GERMANY
Abieta Chemie, GmbH*
BetzDearborn Gmbh
Hercules Deutschland GmbH
Hercules GmbH

HONG KONG
Hercules China Limited

HUNGARY
BetzDearborn Hungary Kft

INDIA
Hercules Specialty Chemicals (India) Private Limited

INDONESIA
P.T. BetzDearborn Persada
P.T. Hercules Mas Indonesia

IRELAND
BetzDearborn Ireland Limited

ITALY
Hercules Italia SpA

JAPAN
Hercules Japan Ltd.
Nippon BetzDearborn K.K.*

KOREA
BetzDearborn Korea, Ltd.
Hercules Korea Chemical Co. Ltd.

LIECHTENSTEIN
Organa Trust

LUXEMBOURG
Hercules Investments S.a.r.l.
Hercules Luxembourg S.a.r.l.
Hercules European Participations S.a.r.l.

MALAYSIA
Hercules Chemicals (Malaysia) Sdn. BHD

MEXICO
BetzDearborn de Mexico S.A. de C.V.
Hercules Inc. Mexico, S.A. de C.V.
Hercules Mexico, S.A. de  C.V.
Taloquimia S.A. de C.V.*

        *This entity is owned in part by Hercules with the remaining interest held by a third party.

HERCULES INCORPORATED

NETHERLANDS
Aqualon France B.V.
Betz Chemical Technologies B.V.
BetzDearborn B.V.
Hechem B.V.
Hercules B.V.

NORWAY
Hercules Norway A/S

PAKISTAN
Pakistan Gum Industries PVT Ltd.*

PERU
Hercules del Peru S.A.

POLAND
Hercules Polska Sp. zo.o

PORTUGAL
Misan Portuguesa, Ltda.

SINGAPORE
Hercules Chemicals Singapore Pte Ltd.

SOUTH AFRICA
Hercules Chemicals South Africa (Pty) Ltd.

SPAIN
Hercules Quimica, S.A.

SWEDEN
Betz KEMI AB
BetzDearborn AB
Hercules AB

SWITZERLAND
Fibervisions A.G./Fibervisions Ltd.

TAIWAN
Hercules Chemicals (Taiwan) Co., Ltd.

THAILAND
Hercules Chemicals (Thailand) Co., Ltd.

UNITED KINGDOM
BetzDearborn Limited
Hercules Investments Global Ltd.
Hercules Limited
Hercules GB Holdings Limited

URUGUAY
BetzDearborn de Uruguay S.A.

UNITED STATES
Aqualon Company, Delaware
Athens Holding Inc., Delaware
BetzDearborn China, Ltd., Delaware
BetzDearborn Europe, Inc., Delaware
BetzDearborn Inc., Pennsylvania
BetzDearborn International, Inc., Pennsylvania
BL Chemicals Inc., Delaware
BL Technologies, Inc., Delaware
BLI Holdings, Inc., Delaware
Chemical Technologies India, Ltd., Delaware
Covington Holdings Inc., Delaware
DRC., Ltd. Delaware
East Bay Realty Services, Inc., Delaware
FiberVisions Incorporated, Delaware
FiberVisions, L.L.C., Delaware
FiberVisions L.P., Delaware
FiberVisions Products, Inc., Georgia
Hercules Chemical Corporation, Delaware
Hercules Country Club, Inc., Delaware
Hercules Credit Inc., Delaware
Hercules Euro Holdings, L.L.C., Delaware
Hercules Finance Company, Delaware
Hercules Flavor, Inc., Delaware
Hercules International Limited, Delaware
Hercules International Limited, L.L.C., Delaware
Hercules Investments L.L.C., Delaware
HISPAN Corporation, Delaware
Hercules Shared Services Corporation, Delaware*
WSP, Inc., Delaware

VENEZUELA
Hercules BetzDearborn C.A.

VIRGIN ISLANDS
Hercules Islands Corporation *
Hercules Overseas Corp.

         *This entity is owned in part by Hercules with the remaining interest held by a third party

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:


        None.

HERCULES INCORPORATED

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

         Information regarding directors and nominees for directors of Hercules is included under the caption entitled "Election of Directors" on page 9 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers begins on page 21 of that report.

EXECUTIVE OFFICERS OF THE REGISTRANT:

        The name, age, and current position of each executive officer (as defined by SEC rules) of Hercules as of March 15, 2001 are listed below. There are no family relationships among executive officers.

   NAME                     AGE     CURRENT POSITION
   Thomas L. Gossage        66      Chairman and Chief Executive Officer
   George MacKenzie         51      Vice Chairman and Executive Vice President
   Dominick W. DiDonna      52      Executive Vice President, Corporate Development
   June B. Barry            49      Executive Vice President and Chief Administrative Officer
   Israel J. Floyd          54      Executive Vice President, Secretary and General Counsel
   Van Billet               46      Senior Vice President and Chief Financial Officer
   Robert C. Flexon         42      Vice President, Business Analysis and Controller
   Richard L. Fluri         57      Vice President, Human Resources
   Bruce W. Jester          49      Vice President, Taxes
   Stuart C. Shears         50      Vice President and Treasurer
   Allen A. Spizzo          43      Vice President, Corporate Affairs and Strategic Planning

ITEM 11. EXECUTIVE COMPENSATION:

        Information regarding executive compensation of Hercules' directors and executive officers is included under the caption entitled "Compensation of Directors" on page 14 of the Proxy Statement and the caption entitled "Report of the Compensation Committee" on pages 17 of the Proxy Statement, and the caption entitled "Compensation of Executive Officers" beginning on page 21 of the Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

        Information regarding beneficial ownership of Hercules common stock by certain beneficial owners and by management of Hercules is included under the caption entitled "Beneficial Ownership of Stock" on page 19 of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

        In 2000, no director or officer had an involvement in such transactions of a nature or magnitude to require disclosure under the applicable SEC thresholds.

HERCULES INCORPORATED

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

         (a) Documents filed as part of this Report:

             1. Financial Statements

                See Item 8 for an Index to the Consolidated Financial Statements of Hercules Incorporated.

             2. Financial Statement Schedules:

                Schedule II - Valuation and Qualifying Accounts............   69

        All other schedules are omitted because they are not applicable, not required, or the information required is either presented in the Notes to Financial Statements or has not changed materially from that previously reported.

             3. Exhibits:

                A complete listing of exhibits required is included in the
                Exhibit Index that precedes the exhibits filed with this Report.

         (b) Reports on Form 8-K.

                                                            Financial Statements
  Report           Date of Report           Item Nos.             Included
-----------      ------------------         ---------       --------------------
Form 8-K         September 28, 2000            2,7                   Yes
Form 8-K/A       September 28, 2000            2,7                   Yes
Form 8-K          November 2, 2000             5,7                   No
Form 8-K          November 7, 2000             7,9                   No
Form 8-K          November 7, 2000             5,7                   No

HERCULES INCORPORATED

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS            (Dollars in millions)

-------------------------------------------------------------------------------------------------------
            Col. A.                 Col. B                  Col. C               Col. D       Col. E
-------------------------------  ------------    ----------------------------   ----------  -----------
                                                           Additions
                                                 ----------------------------

                                  Balance at     Charged to                                 Balance at
                                 beginning of    costs and       Charged to                   end of
          Description               period        expenses     other accounts   Deductions    period
-------------------------------------------------------------------------------------------------------
YEAR 2000

Allowance for doubtful accounts      $ 16           $21                          (10)          $ 27
Tax valuation allowance                16            12                                          28

YEAR 1999

Allowance for doubtful accounts      $ 13           ---           $ 3  (a)       ---           $ 16
Tax valuation allowance                12           ---             4  (a)       ---             16

YEAR 1998

Allowance for doubtful accounts       $ 3           ---           $10   (a)      ---           $ 13
Tax valuation allowance                12           ---           ---            ---             12
-------------------------------------------------------------------------------------------------------

(a) Primarily a result of 1998 acquisitions, including subsequent purchase price allocation adjustments.

HERCULES INCORPORATED

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 11, 2001.

                                          HERCULES INCORPORATED

                                          /s/ VAN BILLET
                                      By: ______________________________________
                                          Van Billet, Senior Vice President and
                                          Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 11, 2001.

PRINCIPAL EXECUTIVE OFFICERS AND DIRECTORS:

                                                            /s/ THOMAS L. GOSSAGE
         Chairman and Chief Executive Officer               ________________________________
                                                            Thomas L. Gossage

                                                            /s/ GEORGE MACKENZIE
         Vice Chairman and Executive Vice President         ________________________________
                                                            George MacKenzie

PRINCIPAL FINANCIAL OFFICER:
                                                            /s/ VAN BILLET
         Senior Vice President and Chief Financial Officer  ________________________________
                                                            Van Billet

PRINCIPAL ACCOUNTING OFFICER:
                                                            /s/ ROBERT C. FLEXON
         Vice President, Business Analysis and Controller   ________________________________
                                                            Robert C. Flexon

DIRECTORS:
      /s/ THOMAS L. GOSSAGE                                 /s/ ROBERT G. JAHN
      ________________________________                      ________________________________
      Thomas L. Gossage                                     Robert G. Jahn

      /s/ GEORGE MACKENZIE                                  /s/ GAYNOR N. KELLEY
      ________________________________                      ________________________________
      George MacKenzie                                      Gaynor N. Kelley

      /s/ JOHN G. DROSDICK                                  /s/ RALPH L. MACDONALD, JR.
      ________________________________                      ________________________________
      John G. Drosdick                                      Ralph L. MacDonald, Jr.

      /s/ RICHARD M. FAIRBANKS, III                         /s/ H. EUGENE MCBRAYER
      ________________________________                      ________________________________
      Richard M. Fairbanks, III                             H. Eugene McBrayer

      /s/ ALAN R. HIRSIG                                    /s/ PETER MCCAUSLAND
      ________________________________                      ________________________________
      Alan R. Hirsig                                        Peter McCausland

      /s/ EDITH E. HOLIDAY                                  /s/ JOHN A. H. SHOBER
      ________________________________                      ________________________________
      Edith E. Holiday                                      John A. H. Shober

                                                            /s/ PAULA A. SNEED
                                                            ________________________________
                                                            Paula A. Sneed

HERCULES INCORPORATED

                                  EXHIBIT INDEX

NUMBER                                DESCRIPTION                                         INCORPORATED BY REFERENCE TO
2-A             Agreement and Plan of Merger among Hercules, Water               Exhibit 2.1, BetzDearborn Inc. Current Report
                Acquisition Company and BetzDearborn Inc., dated July            on Form 8-K, filed July 30, 1998
                30, 1998

3-A.1           Restated Certificate of Incorporation of Hercules, as            Exhibit 3-A, Annual Report on form 10-K filed
                revised and amended July 6, 1988                                 March 26, 1993

3-A.2           Certificate of Amendment dated October 24, 1995, to              Exhibit 4.1a, Registration Statement on Form
                Hercules' Restated Certificate of Incorporation as               S-3, filed September 15, 1998
                revised and amended July 5, 1998


3-B             By-Laws of Hercules, as revised and amended October 30,          Exhibit 3-B, Annual Report on Form 10-K filed
                1991                                                             March 26, 1993

4-A             Officers' Certificate, dated as of March 17, 1999,               Exhibit 4.1, Current Report on Form 8-K dated
                pursuant to the Junior Subordinated Debentures                   March 17, 1999
                Indenture between Hercules and Chase

4-B             Form of Preferred Securities Guarantee by Hercules and           Exhibit 4.28, Amendment No. 1 to Registration
                Chase, with respect to Hercules Trust I                          Statement on Form S-3, filed October 29, 1998

4-C             Form of Amended and Restated Trust Agreement of                  Exhibit 4.13, Amendment No. 1 to Registration
                Hercules Trust I                                                 Statement on Form S-3, filed October 29, 1998

4-D             Form of 9.42% Trust Originated Preferred Securities of           Exhibit 4.2, Current Report on Form 8-K, dated
                Hercules Trust I                                                 March 17, 1999

4-E             Form of 9.42% Junior Subordinated Deferrable Interest            Exhibit 4.3, Current Report on Form 8-K, dated
                Debentures due 2029                                              March 17, 1999

4-F             Officer's Certificate, dated as of July 27, 1999,                Exhibit 4.1, Current Report on Form 8-K, dated
                pursuant to the Junior Subordinated Debentures                   July 27, 1999
                Indenture between Hercules and Chase, dated as of
                November 12, 1998

4-G             Amended and Restated Trust Agreement of Hercules Trust           Exhibit 4.2, Current Report on Form 8-K, dated
                II, dated as of July 27, 1999, together with Annex I             July 27, 1999
                thereto

4-H             Unit Agreement, dated July 27, 1999, among Hercules,             Exhibit 4.3, Current Report on Form 8-K, dated
                Hercules Trust II and The Chase Manhattan Bank, as unit          July 27, 1999
                agent

4-I             Warrant Agreement, dated July 27, 1999, between Hercules         Exhibit 4.4, Current Report on Form 8-K, dated
                and The Chase Manhattan Bank, as warrant agent                   July 27, 1999

4-J             Form of Series A Junior Subordinated Deferrable                  Exhibit 4.5, Current Report on Form 8-K, dated
                Interest Debentures                                              July 27, 1999

4-K             Form of Trust II Preferred Securities                            Exhibit 4.6, Current Report on Form 8-K, dated
                                                                                 July 27, 1999

4-L             Form of CRESTS Unit                                              Exhibit 4.7, Current Report on Form 8-K, dated
                                                                                 July 27, 1999

4-M             Form of Warrant                                                  Exhibit 4.8, Current Report on Form 8-K, dated
                                                                                 July 27, 1999

4-N             Rights Agreement, dated as of August 24, 2000, between           Exhibit 4.1 to Hercules Registration of
                Hercules Incorporated and Chase Mellon Shareholder               Certain Classes of Securities on Form 8-A
                Services, L.L.C.                                                 filed August 10, 2000

HERCULES INCORPORATED

NUMBER                                DESCRIPTION                                         INCORPORATED BY REFERENCE TO
4-O             Indenture, dated as of November 14, 2000, between                Exhibit 4-A, Quarterly Report on Form 10-Q,
                Hercules Incorporated, as issuer and Wells Fargo Bank            filed November 14, 2000
                Minnesota, N.A., as trustee (including the form of
                11-1/8% senior notes due 2007 included as Exhibit A
                thereto).

4-P             Registration Rights Agreement, dated as of November 14,          Exhibit 4-B Quarterly Report on Form 10-Q,
                2000, among Hercules Incorporated and all of its                 filed November 14, 2000
                domestic subsidiaries and Donaldson, Lufkin & Jenrette
                Securities Corporation and Credit Suisse First Boston
                Corporation, as the initial purchasers.

Hercules is party to several long-term debt instruments under which in each case the total amount of securities Authorized does not exceed 10% of the total assets of Hercules. Hercules agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10-A            Hercules Executive Survivor Benefit Plan                         Exhibit 10-D, Annual Report on Form 10-K,
                                                                                 filed March 27, 1981

10-B            Hercules Phantom Stock Plan                                      Exhibit E, Notice Annual Meeting and Proxy
                                                                                 Statement, dated February 14, 1986

10-C            Hercules Deferred Compensation Plan                              Exhibit 10-I, Annual Report on Form 10-K,
                                                                                 filed March 29, 1988

10-D            Hercules Annual Management Incentive Compensation Plan           Exhibit 10-H, Annual Report on Form 10-K,
                                                                                 filed March 26, 1993

10-E            Hercules 1993 Nonemployee Director Stock Accumulation            Exhibit 4.1, Registration Statement on Form
                Plan                                                             S-8, filed July 16, 1993

10-F            Hercules Deferred Compensation Plan for Nonemployee              Exhibit 10-J, Annual Report Form 10-K, filed
                Directors                                                        March 26, 1993

10-G            Hercules Employee Pension Restoration Plan                       Exhibit 10-L, Annual Report on Form 10-K,
                                                                                 filed March 26, 1993

10-H            Form of Employment Contract between Hercules and                 Exhibit 10-J, Annual Report on Form 10-K,
                certain of its officers                                          filed March 29, 1988

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

10-K            Hercules Amended and Restated Long Term Incentive                Exhibit 10-K, Annual Report on Form 10-K,
                Compensation Plan                                                filed March 29, 2000

10-L            BetzDearborn Inc. Employee Stock Ownership and 401(k)            Exhibit 10-L, Annual Report on Form 10-K,
                Plan                                                             filed March 29, 2000

10-M            Amended and Restated Credit Agreement, dated April 19, 1999,     Exhibit 10.2, Current Report on Form 8-K,
                among Hercules, NationsBank, N.A., as  Administrative Agent,     dated April 19, 1999
                and the lenders party thereto

10-N            Underwriting Agreement, dated March 12, 1999, among              Exhibit 1.1, Current Report on Form 8-K, dated
                Hercules, Hercules Trust I and the Underwriters named            March 17, 1999
                therein

10-O            CRESTS Units Underwriting Agreement, dated July 21,              Exhibit 1.1, Current Report on Form 8-K, dated
                1999, among Hercules, Hercules Trust II and the                  July 27, 1999
                Underwriters named therein

10-P            Common Stock Underwriting Agreement, dated July 21,              Exhibit 1.2, Current Report on Form 8-K, dated
                1999, among Hercules and the Underwriters named therein          July 27, 1999

HERCULES INCORPORATED

NUMBER                                DESCRIPTION                                         INCORPORATED BY REFERENCE TO
10-Q            First Amendment to Amended and Restated Credit                   Exhibit 10-A, Quarterly Report on Form 10-Q,
                Agreement, dated March 31, 2000, among Hercules                  filed August 15, 2000
                Incorporated, Betz Dearborn Canada, certain
                subsidiaries of Hercules, the several banks and other
                financial institutions identified in the agreement and
                Bank of America, N.A., as administrative agent, and
                Bank of America Canada, as Canadian administrative
                agent.

10-R            Second Amendment to Amended and Restated Credit                  Exhibit 10-B, Quarterly Report on Form 10-Q,
                Agreement, dated July 26, 2000, among Hercules                   filed August 15, 2000
                Incorporated, BetzDearborn Canada, certain subsidiaries
                of Hercules, the several banks and other financial
                institutions identified in the agreement and Bank of
                America, N.A., as administrative agent, and Bank of
                America Canada, as Canadian administrative agent.

10-S            Share Purchase Agreement, dated as of August 10, 2000,           Exhibit 2-1, Current Report on Form 8-K, dated
                among CP Kelco ApS (formerly known as Hercules                   September 28, 2000
                Copenhagen ApS), Hercules Investment ApS, Hercules
                Incorporated, Lehman FG Newco, Inc., WSP, Inc. and
                Hercules Holding BV/BVBA.

10-T*           Third Amendment to Amended and Restated Credit
                Agreement, dated November 14, 2000, among Hercules
                Incorporated, BetzDearborn Canada, certain subsidiaries of Hercules, the several banks and other financial institutions identified in the agreement, and Bank of America, N.A., as administrative agent, and Bank of America Canada, as Canadian administrative agent.

10-U            First Amendment to Amended and Restated Credit                   Exhibit 10-A, Quarterly Report on Form 10-Q,
                Agreement, dated March 31, 2000, among Hercules                  filed August 15, 2000
                Incorporated, BetzDearborn Canada, certain subsidiaries
                of Hercules, the several banks and other financial
                institutions identified in the agreement and Bank of
                America, N.A., as administrative agent, and Bank of
                America Canada Canadian administrative agent.

21              Subsidiaries of Registrant                                       See Part II, Item 8 on page 66 of this 2000
                                                                                 Form 10-K

        *This document is being filed to incorporate revisions and corrections made after it was filed as Exhibit 10-C to Hercules' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 14, 2000.