Form 10-Q
period 2001-03-31
HERCULES INC
filed 2001-05-16
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001
                          Commission file number 1-496

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

             As of April 30, 2001, 108,006,908 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions, except per share)


                                                                  (Unaudited)
                                                          Three Months Ended March 31,
                                                                2001         2000
                                                               -----        -----
Net sales ..............................................      $  702        $ 798
Cost of sales ..........................................         409          450
Selling, general, and administrative expenses ..........         190          197
Research and development ...............................          19           21
Goodwill and intangible asset amortization .............          19           20
Other operating expenses, net ..........................           3            4
                                                              ------        -----

Profit from operations .................................          62          106

Equity in loss of affiliated companies, net of tax .....          (3)          --
Interest and debt expense ..............................          55           32
Preferred security distributions of subsidiary trusts...          15           23
Other income (expense), net ............................          (3)           5
                                                              ------        -----

Income (loss) before income taxes ......................         (14)          56
Provision for income taxes .............................          (4)          20
                                                              ------        -----

Net income (loss) ......................................      $  (10)       $  36
                                                              ======        =====
Earnings per share:
       Basic ...........................................      $(0.09)       $0.34
                                                              ======        =====
       Diluted .........................................      $(0.09)       $0.34
                                                              ======        =====

Dividends per share ....................................      $   --        $0.27
                                                              ======        =====

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

                                                                       (Unaudited)
                                                                      March 31, 2001    December 31, 2000
                                                                      --------------    -----------------
ASSETS
Current assets
       Cash and cash equivalents ................................          $   161           $    54
       Accounts and notes receivable, net .......................              519               535
       Other current assets .....................................               81                91
       Inventories
              Finished products .................................              169               171
              Materials, supplies and work in process ...........              135               134
       Deferred income taxes ....................................               42                37
                                                                           -------           -------

       Total current assets .....................................            1,107             1,022

Property, plant and equipment ...................................            2,543             2,564
Accumulated depreciation and amortization .......................           (1,463)           (1,460)
                                                                           -------           -------
Net property, plant, and equipment ..............................            1,080             1,104

Goodwill and other intangible assets, net .......................            2,345             2,391
Other assets ....................................................              791               792
                                                                           -------           -------
       Total assets .............................................          $ 5,323           $ 5,309
                                                                           =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Accounts payable .........................................          $   255           $   259
       Accrued expenses .........................................              355               385
       Short-term debt ..........................................              299               261
       Income taxes payable .....................................               10                17
                                                                           -------           -------
       Total current liabilities ................................              919               922

Long-term debt ..................................................            2,412             2,342
Deferred income taxes ...........................................              186               187
Postretirement benefits and other liabilities ...................              409               420
Commitments and contingencies (Note 12)
Company-obligated preferred securities of
     subsidiary trusts ..........................................              622               622
Stockholders' equity
       Common stock (shares issued:  2001 - 159,984,444;
          2000 - 159,984,444) ...................................               83                83
       Additional paid-in capital ...............................              718               726
       Unearned compensation ....................................             (113)             (115)
       Other comprehensive losses ...............................             (188)             (143)
       Retained earnings ........................................            2,147             2,157
                                                                           -------           -------
                                                                             2,647             2,708
       Reacquired stock, at cost (shares:  2001 - 52,002,252;
          2000 - 52,442,393) ....................................           (1,872)           (1,892)
                                                                           -------           -------
       Total stockholders' equity ...............................              775               816
                                                                           -------           -------
       Total liabilities and stockholders' equity ...............          $ 5,323           $ 5,309
                                                                           =======           =======

See accompanying notes to financial statements

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW
(Dollars in millions)

                                                                             (Unaudited)
                                                                      Three Months Ended March 31,
                                                                          2001           2000
                                                                          ----           ----
Net cash provided by (used in) operations ......................          $  9           $(12)
                                                                          ----           ----

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures ...........................................           (23)           (52)
Proceeds of investment and fixed asset disposals ...............            --              6
Other, net .....................................................            (2)           (20)
                                                                          ----           ----
       Net cash used in investing activities ...................           (25)           (66)
                                                                          ----           ----

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds ........................................           147            200
Long-term debt repayments ......................................            (3)           (72)
Change in short-term debt ......................................           (28)            (2)
Common stock issued ............................................             8              3
Common stock reacquired ........................................            --             (1)
Dividends paid .................................................            --            (28)
                                                                          ----           ----
       Net cash provided by financing activities ...............           124            100
                                                                          ----           ----

Effect of exchange rate changes on cash ........................            (1)            --
                                                                          ----           ----

Net increase in cash and cash equivalents ......................           107             22
Cash and cash equivalents - beginning of period ................            54             63
                                                                          ----           ----
Cash and cash equivalents - end of period ......................          $161           $ 85
                                                                          ====           ====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest (net of amount capitalized) ....................          $ 38           $ 33
       Preferred security distributions of subsidiary trusts....            18             18
       Income taxes ............................................             5             11
Non-cash investing and financing activities:
       Incentive plan stock issuances ..........................             5              6

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

                                                          (Unaudited)
                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2001           2000
                                                      ----           ----
Net income (loss) ..........................          $(10)          $ 36

Foreign currency translation, net of tax....           (45)            (4)
                                                      ----           ----

Comprehensive income (loss) ................          $(55)          $ 32
                                                      ====           ====

See accompanying notes to financial statements.

                              HERCULES INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. These condensed consolidated financial statements are unaudited, but in the opinion of management include all adjustments necessary to present fairly Hercules' financial position and results of operations for interim periods. These condensed consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

         Pursuant to Securities and Exchange Commission ("SEC") Regulation S-X, Rule 3-10, the Company is required to provide condensed consolidating financial information on the Company and its subsidiaries in a prescribed format in all periodic reports filed with the SEC. The information necessary to present all of the required disclosure was not available in time to be included in this Form 10-Q filing. The Company is in the process of preparing the required condensed consolidating financial information and intends to file a Form 10-Q/A, which will include this information as soon as it is available.

2. Revenue Recognition - The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is probable, and pricing is fixed and determinable. Accruals are made for sales returns and other allowances based on the Company's experience. The corresponding shipping and handling costs are included in cost of sales.

3. Derivative Instruments and Hedging - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). The new standard requires that all derivative instruments be reported on the balance sheet at their fair values. The Company has not designated any derivative as a hedge instrument and accordingly, changes in fair value of derivatives are recorded each period in earnings. The adoption of SFAS 133 did not result in a pre or post tax cumulative-effect-type adjustment to income and did not result in a change to accumulated other comprehensive loss.

         Under procedures and controls established by the Company's risk management policies, the Company strategically enters into contractual arrangements (derivatives) in the ordinary course of business to reduce the exposure to foreign currency and interest rates.

         The policies have established a variety of approved derivative instruments to be utilized in each risk management program and the level of exposure coverage based on an assessment of risk factors. Derivative instruments utilized during the period include forwards, swaps and options. The Company has not designated any non-derivatives as hedging instruments.

         The Company uses forward exchange contracts, generally no greater than three months in term, to reduce its net exposure, by currency, related to foreign currency denominated intercompany receivables. The objective of this program is to maintain an overall balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effect, are minimized.

         The Company has used interest rate swap agreements to manage interest costs and risks associated with changing rates. Counterparties to the forward exchange, currency swap and interest swap contracts are major financial institutions. Credit loss from counterparty nonperformance is not anticipated. During 2000, the interest rate swap portfolio was substantially terminated.

4. The following table shows the amounts used in computing earnings per share
(EPS) and the effect on income and the weighted-average number of shares of dilutive potential common stock:

(Amounts in millions, except per share data):
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2001           2000
                                                        ------         ------
Basic
         Net income (loss) ......................       $  (10)        $   36
         Weighted-average shares outstanding.....        107.9          106.7
                                                        ------         ------
         EPS ....................................       $(0.09)        $ 0.34
                                                        ======         ======

Diluted
         Net income (loss) ......................          (10)        $   36
         Interest on convertible debentures .....           --             --
                                                        ------         ------
         Net income for EPS calculation .........       $  (10)        $   36
                                                        ======         ======

         Weighted-average shares outstanding ....        107.9          106.7
         Options ................................           --             --
         Debentures .............................           --             .2
                                                        ------         ------
         Adjusted weighted-average shares .......        107.9          106.9
                                                        ------         ------
         EPS ....................................       $(0.09)        $ 0.34
                                                        ======         ======

5. Cost and expenses include depreciation of $27 million and $33 million for the three months ended March 31, 2001 and 2000, respectively.

6. Other operating expenses for the three months ended March 31, 2001 and 2000 include environmental charges of approximately $3 million and $2 million, respectively. The first quarter 2000 also includes integration charges of $2 million, primarily for employee retention, consulting, legal and other costs associated with the BetzDearborn acquisition.

7. Interest and debt costs are summarized as follows:

(Dollars in millions)
                                       Three Months Ended March 31,
                                       ----------------------------
                                             2001         2000
                                             ----         ----
Costs incurred.......................         $57          $34
Amount capitalized...................          (2)          (2)
                                              ---          ---
Interest expense.....................         $55          $32
                                              ===          ===


8. Other income (expense) for the three months ended March 31, 2001, includes foreign currency losses of approximately $1 million as compared to foreign currency gains of approximately $3 million in the first quarter 2000, combined with non-operating related legal costs of $2 million and $1 million in the quarters ended March 31, 2001 and 2000, respectively.

9. The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs, primarily related to the 1998 plans initiated upon the acquisition of BetzDearborn. During 2000, we committed to additional plans relating to the restructuring of our Process Chemicals & Services segment and corporate realignment due to the divestiture of our non-core businesses. As a result of all these plans, we estimate approximately 1,705 employees will be terminated, of which approximately 1,370 employee terminations have occurred since the inception of the plans.

         Pursuant to the plans in place, approximately 10 employees were terminated during the three months ended March 31, 2001. Cash payments during the first quarter included $5 million for severance benefits. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

(Dollars in millions)
                                          Three Months Ended March 31,
                                          ----------------------------
                                                2001           2000
                                                ----           ----
Balance at beginning of year............         $34            $77
Cash payments...........................          (5)            (9)
                                                 ---            ---
Balance at end of period................         $29            $68
                                                 ===            ===

         Severance benefit payments are based on years of service and generally continue for 3 months to 24 months subsequent to termination. We expect to substantially complete remaining actions under the plans by the end of 2001.

10.      A summary of short-term and long-term debt follows:

(Dollars in millions)
                                              March 31,    December 31,
                                                2001           2000
                                                ----           ----
SHORT-TERM:
Banks .......................................   $ 86           $118
Current maturities of long-term debt.........    213            143
                                                ----           ----
                                                $299           $261
                                                ====           ====

         At March 31, 2001, we had $125 million of unused lines of credit that may be drawn as needed. Lines of credit in use at March 31, 2001 were $86 million.

(Dollars in millions)
                                                                    March 31,      December 31,
                                                                      2001             2000
                                                                    ---------      ------------
LONG-TERM:
6.60% notes due 2027 ......................................          $  100           $  100
6.625% notes due 2003 .....................................             125              125
11.125% senior notes due 2007 .............................             400              400
8% convertible subordinated debentures due 2010 ...........               3                3
Term loan tranche A due in varying amounts through 2003....             874              875
Term loan tranche D due 2005 ..............................             375              375
Revolving credit agreement due 2003 .......................             581              437
ESOP debt .................................................             101              101
Term notes at various rates from 5.23% to 9.60% due
  in varying amounts through 2006 .........................              60               65
Other .....................................................               6                4
                                                                     ------           ------
                                                                     $2,625           $2,485
Current maturities of long-term debt ......................            (213)            (143)
                                                                     ------           ------
Net long-term debt ........................................          $2,412           $2,342
                                                                     ======           ======


         In 1998, we entered into a $3,650 million credit facility with a syndicate of banks which includes varying maturity term loans totaling $2,750 million, of which $874 million was still outstanding at March 31, 2001. In addition, the facility includes a $900 million revolving credit agreement, of which $581 million was outstanding at March 31, 2001. Through this revolving credit facility, a Canadian subsidiary of ours can borrow up to U.S. $100 million from select lenders in Canada in Canadian dollars. As of March 31, 2001, $319 million of the multi-currency revolver is available for use. However, actual availability under the revolving credit agreement is constrained by our ability to meet covenants in our senior credit facility (see Note 15).

             On January 23, 2001, our corporate credit rating was downgraded by Standard & Poor's Rating Services to BB which resulted in an increase to the interest rate on the term loan tranche A to LIBOR + 2.75%, on the term loan tranche D to LIBOR + 3.25% and on the ESOP loan and guarantee to 12.95%.

11. Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures consists of:

    (Dollars in millions)
                                                                             March 31,    December 31,
                                                                               2001           2000
                                                                             ---------    ------------
    9.42% Trust Originated Preferred Securities............................    $362           $362
    6 1/2% CRESTS Units ...................................................     260            260
                                                                               ----           ----
                                                                               $622           $622
                                                                               ====           ====


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

CRESTS UNITS

         In July 1999, we completed a $350 million public offering of 350,000 CRESTS Units with Hercules Trust II, a wholly owned subsidiary trust ("Trust II"). Trust II used the proceeds from the sale of its preferred securities to purchase Series A Junior Subordinated Deferrable Interest Debentures of Hercules. Each CRESTS Unit consists of one preferred security of Trust II and one warrant to purchase 23.4192 shares of Hercules common stock at an initial exercise price of $1,000 (equivalent to $42.70 per share). The preferred security component of the CRESTS Units was initially valued at $741.46 per unit and the warrant component of the CRESTS Units was initially valued at $258.54 per warrant. The preferred security and warrant components of each CRESTS Unit may be separated and transferred independently. The warrants may be exercised, subject to certain conditions, at any time before

March 31, 2029, unless there is a reset and remarketing event. No reset and remarketing event will occur before July 27, 2004, unless all of our common stock is acquired in a transaction that includes cash for a price above a predetermined level. As of March 31, 2001, no warrants had been exercised.

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

12. Commitments and Contingencies

ENVIRONMENTAL

          Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for the investigation and cleanup is between $65 million and $239 million. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 years.

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

         At March 31, 2001, the accrued liability of $65 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules.

         On April 10, 2001, the United States Court of Appeals for the Eighth Circuit issued an opinion in the United States, et al. v. Vertac Corporation, et al. In that opinion, the Appeals Court reversed the Court's October 12, 1993 grant of partial summary judgment, which had held Hercules jointly and severally liable for costs incurred and to be incurred at the Jacksonville site, and remanded the case back to the U.S. District Court for the Eastern District of Arkansas for a determination of whether the harms at the site giving rise to the government's claims are divisible. The Appeals Court also vacated the Court's October 23, 1998 order granting the United States' summary judgment motion and the February 8, 2000 judgment finding Hercules liable for 97.4% of the costs at issue, ordering that these issues be revisited following further proceedings with respect to divisibility. Finally, the Appeals Court affirmed the judgment of liability against Uniroyal.

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

         In 1992, Hercules brought suit against its insurance carriers for past and future costs for cleanup of certain environmental sites (Hercules Incorporated v. Aetna Casualty & Surety Company, et al., Del. Super, C.A. No. 92C-10-105 and 90C-FE-195-CV (consolidated). In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas site (see discussion above) was completed. The jury returned a "Special Verdict Form" with findings that, in conjunction with the Court's other opinions, were used by the Court to enter a judgment in August 1999. The judgment determined the amount of Hercules' recovery for past cleanup expenditures and stated that Hercules is entitled to similar coverage for costs incurred since September 30, 1997 and in the future. Hercules has not included any insurance recovery in the estimated range of costs above. Since entry of the Court's August 1999 order, Hercules has entered into settlement agreements with several of its insurance carriers and has recovered certain settlement monies. The terms of those settlements and amounts recovered are confidential. Hercules has appealed certain of the trial court's rulings to the Delaware Supreme Court. Oral argument was held on February 13, 2001 before the Delaware Supreme Court, but no ruling has been issued.


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

         At March 31, 2001, the consolidated balance sheet reflects a current liability of approximately $29 million for litigation and claims. These amounts represent management's best estimate of the probable and reasonably estimable losses and recoveries related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

13. Segment Information

(Dollars in millions)
                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2001               2000
                                                  ----               ----
Net Sales:
       Process Chemicals and Services....          $407              $416
       Functional Products (a) ..........           131               206
       Chemical Specialties .............           164               177
       Reconciling Items ................            --                (1)
                                                   ----              ----
              Consolidated ..............          $702              $798
                                                   ====              ====

Profit from Operations:
       Process Chemicals and Services ...          $ 63              $ 77
       Functional Products (a) ..........            24                52
       Chemical Specialties .............            17                16
       Reconciling Items ................           (42)(b)           (39)(c)
                                                   ----              ----
              Consolidated ..............          $ 62              $106
                                                   ====              ====


     (a) Net sales and Profit from operations in 2001 reflect the divestitures of the food gums and nitrocellulose businesses in 2000.

     (b) Includes $21 million of goodwill and intangible asset amortization and other asset amortization, approximately $3 million of environmental charges and $18 million of other corporate charges.

     (c) Includes $25 million of goodwill and intangible asset amortization and other asset amortization, approximately $9 million of environmental and other corporate charges, approximately $2 million in integration costs and approximately $3 million of corporate research and development costs.

14. Pending Transactions

         In March 2001, we entered into an agreement to sell the Peroxides portion of our Resins division (the "Peroxide transaction"). We anticipate closing the Peroxide transaction on or before May 31, 2001.

         In November 2000, the Company announced it was exploring strategic alternatives for all or parts of the Company. The Company has retained Goldman Sachs & Co. and Credit Suisse First Boston to assist in this process. This process continues. A future decision to sell certain of our business could result in a material impairment change in the period such decision is made. There can be no assurance that a transaction will occur.

         The majority of the remaining portions of the Resins division, including the ink toner portion that one of our joint venture partners exercised a right of first refusal to purchase in June 2000, are expected to be sold during 2001. The Resins division, including those portions associated with the Eastman and Peroxides transactions, had approximately $450 million in net sales in 2000.

15. Subsequent Events

         During March 2001, definitive purchase and sale agreements were signed for the sale of our hydrocarbon resins division and select portions of our rosin resins divisions (the "Eastman transaction") to Eastman Chemical Resins, Inc., a subsidiary of Eastman Chemical Company ("Eastman"). On May 1, 2001, we completed the Eastman transaction, receiving gross proceeds of approximately $244 million.

         Both our senior credit facility and our ESOP Trust loan (Note 10) require quarterly compliance with certain financial covenants, including a debt/EBITDA ratio ("leverage ratio"), an interest coverage ratio and minimum net worth. In addition, we are required to deliver our annual audited consolidated financial statements to the lenders within 90 days of the Company's fiscal year end.

         Due to a delay in closing the Eastman transaction, which in turn delayed the pay down of debt, our debt as of March 31, 2001 was significantly higher than planned. As a result, the Company would have been out of compliance with the debt/EBITDA ratio covenant of its senior credit facility as of March 31, 2001. In addition, due to the fact that the Company extended the filing date for the December 31, 2000 Form 10-K, the Company's annual audited financial statements were not provided to the lenders by March 31, 2001.

         On April 5, 2001, in consideration for the payment of a fee, our senior credit facility bank syndicate and ESOP lender granted waivers with respect to:
(1) compliance with the debt/EBITDA ratio as of March 31, 2001, and (2) an extension of time to deliver the December 31, 2000 audited financial statements to April 17, 2001. These statements were completed and delivered on time.

         With respect to the covenant regarding the debt/EBITDA ratio, the waiver required that the Eastman transaction be consummated on or before May
31, 2001. On May 1, 2001, we completed the Eastman transaction, receiving gross proceeds of approximately $244 million. In addition, the Company must demonstrate, as of the last day of the month in which the Eastman transaction closes, that the leverage ratio does not exceed 4.75 to 1.00 after giving affect to the application of the net cash proceeds from the Eastman transaction to prepay the Tranche A term loan and the ESOP Trust loan. The Company expects to achieve this leverage ratio, although it will be necessary to close the Peroxide transaction on or before May 31, 2001. Although no assurances can be given in this regard, we anticipate closing the Peroxides transaction on or before May 31, 2001. Using the net proceeds for repayment of debt, we expect that we will be in compliance with all debt covenants during the second quarter 2001 as well as through March 31, 2002.

         A breach of any of the terms and conditions of the waivers would give the lenders the right to accelerate repayment of substantially all of our indebtedness if they choose to do so. Upon any such acceleration, the debt would become immediately due and payable and any loan commitments terminated.

         While, as indicated above, we expect to satisfy all conditions of the waivers and remain in compliance with our debt covenants, current and future compliance is dependent upon generating sufficient EBITDA and cash flow which are, in turn, impacted by business performance, economic climate, competitive uncertainties and possibly the resolution of contingencies, including those set forth in Note 13 to the consolidated financial statements.

         In the event the Company is not in compliance with the debt covenants at May 31, 2001 or thereafter, we would pursue various alternatives, which may include, among other things, refinancing of debt, debt covenant amendments or debt covenant waivers. While we believe we would be successful in pursuing these alternatives, there can be no assurance that we would be successful.

         On March 23, 2001, ISP filed with the SEC its definitive proxy statement for soliciting proxies from the Company's shareholders to vote for ISP's own slate of director nominees in opposition of management. In response to ISP's filings, the Company filed its definitive proxy statement on April 12, 2001. ISP's proxy contest has resulted in the incurrence of substantial fees and expenses and the diversion of management's time and efforts from the Company's ongoing strategy to reduce debt, decrease spending and generate cash. In addition, the proxy contest could negatively impact the Company's current process aimed at a sale or merger of the Company and/or its business.

         On April 10, 2001, the United States Court of Appeals for the Eighth Circuit issued an opinion in the United States, et al. v. Vertac Corporation, et al. In that opinion, the Appeals Court reversed the

Court's October 12, 1993 grant of partial summary judgment, which had held Hercules jointly and severally liable for costs incurred and to be incurred at the Jacksonville site, and remanded the case back to the U.S. District Court for the Eastern District of Arkansas for a determination of whether the harms at the site giving rise to the government's claims are divisible. The Appeals Court also vacated the Court's October 23, 1998 order granting the United States' summary judgment motion and the February 8, 2000 judgment finding Hercules liable for 97.4% of the costs at issue, ordering that these issues be revisited following further proceedings with respect to divisibility. Finally, the Appeals Court affirmed the judgment of liability against Uniroyal.

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

         In 1999, Hercules was sued by Hexcel Corporation (Hexcel) in a case captioned Hexcel Corporation v. Hercules Incorporated , Index No. 602293/99, Supreme Court of New York, County of New York. In this case, Hexcel sought recovery of a total of approximately $8,422,000 (plus interest) in "post-closing" adjustments to the purchase price paid by Hexcel for Hercules' former Composite Products Division. The basis for these alleged "adjustments" derive from the Sale and Purchase Agreement between Hercules and Hexcel dated as of April 15, 1996. In June 2000, the Court granted Hexcel's motion for summary judgment as to liability, finding Hercules liable to Hexcel on technical grounds, but reserved ruling on the amount of damages. The Court then referred the damages determination to a Special Referee. In January 2001, the Special Referee issued a Report, recommending that Hercules be found liable to Hexcel for a total of approximately $7,300,000 plus interest. In February 2001, Hexcel moved to confirm the Special Referee's Report and Hercules cross-moved to confirm in part and reject in part the Special Referee's Report. We have specifically challenged the majority of the Special Referee's findings, and we have argued that a $2,000,000 indemnity "basket" established by the terms of the April 1996 Sale and Purchase Agreement should apply, reducing any award to Hexcel by $2,000,000. In May 2001, the Court accepted the Special Referee's Report and rejected our position. We believe the Court's decision is incorrect, at least in part, as a matter of law and we will appeal the Court's decision. In addition to the foregoing, in October 2000, Hexcel brought an action against Hercules to compel arbitration to determine the proper "Working Capital Adjustment" under the terms of the April 1996 Sale and Purchase Agreement. Hexcel claims it is owed approximately $1,500,000, while we believes Hercules is owed approximately $129,000. The parties have agreed to arbitrate the matter.
We believe Hexcel's claims in this latter matter are without merit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, "quarter" and "three-month period" refer to the first quarter of 2001 and the three months ended March 31, 2001. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

(Dollars in millions)
                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2001             2000
                                                   ----             ----
Net Sales by Industry Segment:
       Process Chemicals and Services....          $407              $416
       Functional Products (a) ..........           131               206
       Chemical Specialties .............           164               177
       Reconciling Items ................            --                (1)
                                                   ----              ----
              Total .....................          $702              $798
                                                   ====              ====

Profit from Operations:
       Process Chemicals and Services ...          $ 63              $ 77
       Functional Products (a) ..........            24                52
       Chemical Specialties .............            17                16
       Reconciling Items ................           (42)(b)           (39)(c)
                                                   ----              ----
              Total .....................          $ 62              $106
                                                   ====              ====

     (a) Net sales and Profit from operations in 2001 reflect the divestitures of the food gums and nitrocellulose businesses in 2000.

     (b) Includes $21 million of goodwill and intangible asset amortization and other asset amortization, approximately $3 million of environmental charges and $18 million of other corporate charges.

     (c) Includes $25 million of goodwill and intangible asset amortization and other asset amortization, approximately $9 million of environmental and other corporate charges, approximately $2 million in integration costs and approximately $3 million of corporate research and development costs.

         The discussion that follows speaks to comparisons in the table through Profit from operations.

         Consolidated Net sales decreased $96 million, or 12%, and volumes declined 8%, principally reflecting the effects of the divested food gums and nitrocellulose businesses. In addition, Net sales and volumes were down as a result of the economic slowdown in the U.S. and foreign economies. On a comparable basis (excluding the divested food gums and nitrocellulose businesses), Net sales for the quarter were down $26 million, or 4%. The strength of the U.S. dollar versus other currencies continued to negatively impact results. Excluding the effects of the divested businesses and foreign currency translation, Net sales were down $6 million, or 1%, for the quarter. Consolidated Profit from operations declined $44 million, or 42%, on an absolute basis and $33 million, or 35%, on a comparable basis. Higher freight, raw material and energy costs coupled with soft demand and competitive pricing pressure in key markets contributed to the lower Profit from operations. The slowing worldwide economy particularly impacted the Pulp and Paper and Aqualon Divisions.

         Process Chemicals and Services segment, Net sales were down 2% and Profit from operations declined 18%. The Pulp and Paper Division was impacted by weak demand and competitive pressure in the North American and European markets. Volume for the Pulp and Paper Division declined 4%. BetzDearborn Net sales and Profit from operations were essentially flat. Higher costs for freight, utility and selling, general and administrative expenses were offset by price increases instituted in 2000, a 4% increase in volumes and favorable changes in product mix.

         Functional Products segment Net sales declined $75 million, or 36%, on an absolute basis and $5 million, or 4% on a comparable basis. The decline in segment Net sales primarily reflects the effects of the divested food gums and nitrocellulose businesses. Slower sales in emerging international regions and to the U.S. paint market were only partially offset by strong sales to the oilfield sector and to a rebounding construction market in Europe. Profit from operations declined 54% on an absolute basis and 38% on a comparable basis. Higher raw material and energy costs unfavorably impacted results. In addition, segment results reflect additional costs during the quarter relating to the commissioning of the new methylcellulose facility. On a comparable business basis, Aqualon Division volume rose 1% in the quarter versus the first quarter 2000.

         Chemical Specialties segment net sales declined $13 million, or 7%, although Profit from operations increased $1 million, or 6%. Higher pricing and lower selling, general and administrative costs in both the Resins and FiberVisions Divisions led to this improvement and more than offset higher raw material and energy costs and unfavorable product mix variables. Segment volumes were 9% lower in the quarter, principally relating to the FiberVisions Division's exit of a number of lower margin textiles sectors in 2000. Within this segment, the Company closed, at a gain, the sale of its hydrocarbon resins and portions of its rosin resins business to Eastman Chemical Company on May 1, 2001, realizing gross proceeds of approximately $244 million, which were used to partially prepay the tranche A term loan and the ESOP Trust loan.

         Equity in loss of affiliated companies represents the Company's equity interest in C.P. Kelco, net of the associated income tax benefit.

         Interest and debt expense and preferred security distributions of subsidiary trusts increased $15 million as a result of higher borrowing costs.

         Other income (expense), net decreased $8 million primarily due to current year unfavorable foreign currency losses of approximately $1 million as compared to foreign currency gains of $3 million in 2000 combined with non-operating related legal costs of $2 million and $1 million, respectively.

         The effective tax rate for the quarter was 40% before the inclusion of the equity loss. The anticipated rate for 2001 is 85% and reflects the effect of non-deductible goodwill amortization against an anticipated lower pre-tax income base. The effective tax rate of 35.7% for the first quarter 2000, reflects the effect of non-deductible goodwill amortization offset by favorable audit settlements and the utilization of research and development credits and a capital loss.

FINANCIAL CONDITION

         Liquidity and financial resources: Net cash provided by operations was $9 million for the quarter compared to cash used in operations of $12 million in the first quarter 2000. The increase primarily reflects lower working capital requirements and non-cash charges offset by lower net income and less depreciation and amortization. Current and quick ratios have increased to 1.2 and .87, respectively, at March 31, 2001, compared with 1.1 and .78, respectively, at December 31, 2000. As of March 31, 2001, we have $319 million available under our revolving credit agreement and $125 million of short-term lines of credit. The Company expects to meet short-term cash requirements from operating cash flow and availability under lines of credit. However, actual availability is constrained by our ability to meet covenants in our senior credit facility.

         Capital Structure and Commitments: Total capitalization (stockholders' equity, Company obligated preferred securities of subsidiary trusts and debt) increased to $4.1 billion at March 31, 2001, from $4.0 billion at year-end 2000. The ratio of debt-to-total capitalization increased to 66% at March 31, 2001 from 64% at December 31, 2000.

RECENT EVENTS

         In November 2000, the Company announced it was exploring strategic alternatives for all or parts of the Company. The Company has retained Goldman Sachs & Co. and Credit Suisse First Boston to assist in this process. This process continues. A future decision to sell certain of our business could result in a material impairment change in the period such decision is made. There can be no assurance that a transaction will occur.

         In January 2001, we ended negotiations regarding the sale of our FiberVisions business.

         On January 23, 2001, Standard & Poor's downgraded our corporate credit and secured bank loan rating to BB and our senior unsecured notes rating to BB-.

         On March 5, 2001, International Specialty Products Inc. ("ISP") filed a proxy statement to elect its nominees to Hercules' Board of Directors. On March 23, 2001, ISP filed with the SEC its definitive proxy statement for soliciting proxies from the Company's shareholders to vote for ISP's own slate of director nominees in opposition to management. In response to ISP's filings, the Company filed its definitive proxy statement on April 12, 2001. ISP's proxy contest has resulted in the incurrence of substantial fees and expenses and the diversion of management's time and efforts from the Company's ongoing strategy to reduce debt, decrease spending and generate cash. In addition, the proxy contest could negatively impact the Company's current process aimed at a sale or merger of the Company and/or its business.


         During March 2001, definitive purchase and sale agreements were signed for the sale of our hydrocarbon resins division and select portions of our rosin resins divisions (the "Eastman transaction") to Eastman Chemical Resins, Inc., a subsidiary of Eastman Chemical Company ("Eastman"). On May 1, 2001, we completed the Eastman transaction, receiving gross proceeds of approximately $244 million. Also in March 2001, we entered into an agreement to sell the Peroxides portion of our Resins division (the "Peroxide transaction"). We anticipate closing the Peroxide transaction on or before May 31, 2001.

         The majority of the remaining portions of the Resins division, including the ink toner portion that one of our joint venture partners exercised a right of first refusal to purchase in June 2000, are expected to be sold during 2001. The Resins division, including those portions associated with the Eastman and Peroxides transactions, had approximately $450 million in net sales in 2000.

         Both our senior credit facility and our ESOP Trust loan (Note 10) require quarterly compliance with certain financial covenants, including a debt/EBITDA ratio ("leverage ratio"), an interest coverage ratio and minimum net worth. In addition, we are required to deliver our annual audited consolidated financial statements to the lenders within 90 days of the Company's fiscal year end.

         Due to a delay in closing the Eastman transaction, which in turn delayed the pay down of debt, our debt as of March 31, 2001 was significantly higher than planned. As a result, the Company would have been out of compliance with the debt/EBITDA ratio covenant of its senior credit facility as of March 31, 2001. In addition, due to the fact that the Company has extended the filing date for December 31, 2000 Form 10-K, the Company's annual audited financial statements were not provided to the lenders by March 31, 2001.

         On April 5, 2001, in consideration for the payment of a fee, our senior credit facility bank syndicate and ESOP lender granted waivers with respect to:
(1) compliance with the debt/EBITDA ratio as of March 31, 2001, and (2) an extension of time to deliver the December 31, 2000 audited financial statements to April 17, 2001. These statements were completed and delivered on time.

         With respect to the covenant regarding the debt/EBITDA ratio, the waivers required that the Eastman transaction be consummated on or before May 31, 2001. On May 1, 2001, we completed the Eastman transaction, receiving gross proceeds of approximately $244 million. In addition, the Company must demonstrate, as of the last day of the month in which the Eastman transaction closes, that the leverage ratio does not exceed 4.75 to 1.00 after giving affect to the application of the net cash proceeds from the Eastman transaction to prepay the tranche A term loan and the ESOP Trust loan. The Company expects to achieve this leverage ratio, although it will be necessary to close the Peroxide transaction on or before May 31, 2001. Although no assurances can be given in this regard, we anticipate closing the Peroxide transaction on or before May
31, 2001. Using the net proceeds for repayment of debt, we expect that we will be in compliance with all debt covenants during the second quarter 2001 as well as the remainder of the year through March 31, 2002.

         A breach of any of the terms and conditions of the waivers would give the lenders the right to accelerate repayment of substantially all of our indebtedness if they choose to do so. Upon any such acceleration, the debt would become immediately due and payable and any loan commitments terminated.

         While, as indicated above, we expect to satisfy all conditions of the waivers and remain in compliance with our debt covenants, current and future compliance is dependent upon generating sufficient EBITDA and cash flow which are, in turn, impacted by business performance, economic climate, competitive uncertainties and possibly the resolution of contingencies, including those set forth in Note 12 to the consolidated financial statements.

         In the event the Company is not in compliance with the debt covenants at May 31, 2001 or thereafter, we would pursue various alternatives, which may include, among other things, refinancing of debt, debt covenant amendments, or debt covenant waivers. While we believe we would be successful in pursuing these alternatives, there can be no assurance that we would be successful.

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

         In 1999, Hercules was sued by Hexcel Corporation (Hexcel) in a case captioned Hexcel Corporation v. Hercules Incorporated , Index No. 602293/99, Supreme Court of New York, County of New York. In this case, Hexcel sought recovery of a total of approximately $8,422,000 (plus interest) in "post-closing" adjustments to the purchase price paid by Hexcel for Hercules' former Composite Products Division. The basis for these alleged "adjustments" derive from the Sale and Purchase Agreement between Hercules and Hexcel dated as of April 15, 1996. In June 2000, the Court granted Hexcel's motion for summary judgment as to liability, finding Hercules liable to Hexcel on technical grounds, but reserved ruling on the amount of damages. The Court then referred the damages determination to a Special Referee. In January 2001, the Special Referee issued a Report, recommending that Hercules be found liable to Hexcel for a total of approximately $7,300,000 plus interest. In February 2001, Hexcel moved to confirm the Special Referee's Report and Hercules cross-moved to confirm in part and reject in part the Special Referee's Report. We have specifically challenged the majority of the Special Referee's findings, and we have argued that a $2,000,000 indemnity "basket" established by the terms of the April 1996 Sale and Purchase Agreement should apply, reducing any award to Hexcel by $2,000,000. In May 2001, the Court accepted the Special Referee's Report and rejected our position. We believe the Court's decision was incorrect, at lease in part, as a matter of law and we will appeal the Court's decision.
In addition to the foregoing, in October 2000, Hexcel brought an action against Hercules to compel arbitration to determine the proper "Working Capital Adjustment" under the terms of the April 1996 Sale and Purchase Agreement. Hexcel claims it is owed approximately $1,500,000, while we believes Hercules is owed approximately $129,000. The parties have agreed to arbitrate the matter. We believe Hexcel's claims in this latter matter are without merit.

RISK FACTORS

         Market Risk - Fluctuations in interest and foreign currency exchange rates affect our financial position and results of operations. We use several strategies from time to time to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow. Sensitivity of our financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The market values for interest rate risk are calculated by utilizing a third-party software model that utilizes standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

         Our derivative and other financial instruments subject to interest rate risk consist of debt instruments, interest rate swaps and currency swaps. At March 31, 2001, net market value of these combined instruments was a liability of $3.17 billion. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at March 31, 2001 would result in a $58 million decrease in the net market value of the liability. A 100-basis point decrease in interest rates at March 31, 2001 would result in an $81 million increase in the net market value of the liability. During 2000, the interest rate swap portfolio was substantially terminated.

         Our financial instruments subject to changes in equity price risk, including the warrant components of the CRESTS Units issued in 1999 (see Note
11), represent a net obligation of $41 million. The sensitivity analysis assumes an instantaneous 10% change in valuation with all other variables held constant. A 10% increase in market values at March 31, 2001 would increase the net obligation by $4 million, while a 10% decrease would reduce the net obligation by $4 million. The change in equity price risk from year-end 2000 is primarily from the impact of the reduction in our stock price on the warrants component of the CRESTS units.

         Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards, options and foreign currency debt and represent a net asset position of $1 million at March 31, 2001. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at March 31, 2001 would result in a $3 million increase in the net asset position. A 10% weakening of the dollar versus all currencies would result in a $3 million decrease in the net asset position to a net liability position of $2 million. The change in the sensitivity level from year-end 2000 is primarily due to the strengthening of the U.S. dollar in the first quarter.

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

         The Company has not designated any derivative as a hedge instrument under SFAS 133 and, accordingly, changes in the fair value of derivatives are recorded each period in earnings (see Note 3).

         Environmental - Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $65 million and $239 million. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and financial position of Hercules (see Note 12).

         Environmental remediation expenses are funded from internal sources of cash. Such expenses are not expected to have a significant effect on the Company's ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows.

         Litigation - Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage and personal injury matters. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period (see Note 12).

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on reasonable assumptions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated, or implied depending on such factors as: Hercules' inability to generate cash and reduce debt, the result of Hercules' pursuit of strategic alternatives, the outcome of the proxy contest, business performance, economic and competitive uncertainties, Hercules' inability to monetize certain of its identified businesses, higher manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates, failure to complete transactions, adverse legal and regulatory developments and adverse changes in economic and political climates around the world. Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements. As appropriate, additional factors are contained in reports filed with the Securities and Exchange Commission. This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the first quarter 2001, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

         Sale of Businesses:

         On May 1, 2001, Hercules sold the assets comprising its hydrocarbon resins business and the assets comprising select portions of its rosins resins business to an affiliate of Eastman Chemical Company ("Eastman"). Part of the assets sold included Hercules' manufacturing facilities located in Jefferson, Pennsylvania; Middelburg, The Netherlands; Stonehouse, England; and Uruapan, Mexico. Additionally, unit operations were acquired by Eastman, and will be operated under contract by Hercules, at shared manufacturing facilities in Savannah, Georgia and Franklin, Virginia. Hercules will also continue to manufacture resins products for Eastman at four manufacturing facilities located in Hattiesburg, Mississippi; Brunswick, Georgia; Tampere, Finland; and Sobernheim, Germany. As consideration for the sale, Hercules received approximately $244 million in cash. Hercules used the proceeds from the divestiture to reduce debt. In addition, Hercules retained approximately $22 million of working capital.

         Appointment of New Chief Executive Officer:

         On May 8, 2001, the Board of Directors named William H. Joyce as Chief Executive Officer and a member of the Board of Directors, effective immediately. On July 1, 2001, Dr. Joyce will also become Chairman of the Board. He succeeds Thomas L. Gossage, who has been serving as Chairman and CEO on an interim basis. Prior to joining Hercules, Dr. Joyce was Chairman, President, and Chief Executive Officer of Union Carbide Corporation, which merged with The Dow Chemical Company ("Dow") in February 2001. At the time of that merger, Dr. Joyce became Vice Chairman of the Board of Directors of Dow.

         Mr. Gossage will continue to focus his efforts on the announced strategic process to merge or sell the Company and its businesses. Mr. Gossage will serve as Chairman of the Board in a non-employee capacity until July 1, 2001, and is currently expected to remain a member of the Board of Directors for as long thereafter as he is needed in the strategic process.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Please see the exhibits listed on the Exhibit Index.

         (b)      Reports on Form 8-K.

                                                           Financial Statements
         Report      Date of Report        Item Nos.             Included
         ------      --------------        ---------       --------------------
         Form 8-K    February 23, 2001       2,4                    No

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          HERCULES INCORPORATED


                          By: /s/ George MacKenzie
                             --------------------------------------------------
                              George MacKenzie
                              Vice Chairman and Chief Financial Officer
                              (Principal Financial Officer and
                              duly authorized signatory)
                              May 15, 2001


                          By: /s/ Robert C. Flexon
                             --------------------------------------------------
                              Robert C. Flexon
                              Vice President, Business Analysis and Controller (Principal Accounting Officer)
                              May 15, 2001

                                  EXHIBIT INDEX

NUMBER                     DESCRIPTION                                                      INCORPORATED BY REFERENCE TO
------                     -----------                                                      ----------------------------
3-A.1           Restated Certificate of Incorporation of Hercules Incorporated           Exhibit 3-A to Hercules' Annual
                as revised and amended July 6, 1988                                      Report on Form 10-K for the
                                                                                         year ended December 31, 1992.

3-A.2           Certificate of Amendment dated October 24, 1995 to the                   Exhibit 4.1 a to Hercules'
                Restated Certificate of Incorporation of Hercules Incorporated           Registration Statement on Form S-3,
                as revised and amended July 5, 1998                                      filed September 15, 1998
                                                                                         (File No. 333-63423).

3-B             By-Laws of Hercules Incorporated as revised and amended                  Exhibit 3-B to Hercules' Annual Report
                October 30, 1991                                                         on Form 10-K for the year ended
                                                                                         December 31, 1992.

10-A            Employment Contract between Hercules and William H. Joyce

10-B            Letter Agreement between Hercules and Thomas L. Gossage