Form 10-Q
period 2001-06-30
HERCULES INC
filed 2001-08-14
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001
                          Commission file number 1-496

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

         Yes   X       No
             -----        ------

         As of July 31, 2001, 108,364,379 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF INCOME


(Dollars in millions, except per share data)                                     (Unaudited)
                                                          Three Months Ended June 30,      Six Months Ended June 30,
                                                          ---------------------------      -------------------------
                                                             2001            2000            2001            2000
                                                           ---------       ---------       ---------       ---------
Net sales .............................................    $     670       $     822       $   1,372       $   1,620
Cost of sales .........................................          375             462             784             912
Selling, general, and administrative expenses .........          195             206             385             403
Research and development ..............................           17              20              36              41
Goodwill and intangible asset amortization ............           19              20              38              40
Other operating (income) expenses, net ................          (65)             18             (62)             22
                                                           ---------       ---------       ---------       ---------
Profit from operations ................................          129              96             191             202

Equity in loss of affiliated companies ................           (1)             --              (4)             --
Interest and debt expense .............................           53              42             108              74
Preferred security distributions of subsidiary trusts .           14              23              29              46
Other income (expense), net ...........................            4              (6)              1              (1)
                                                           ---------       ---------       ---------       ---------

Income before income taxes ............................           65              25              51              81
Provision for income taxes ............................           42               9              38              29
                                                           ---------       ---------       ---------       ---------

Net income ............................................    $      23       $      16       $      13       $      52
                                                           =========       =========       =========       =========

Earnings per share:
        Basic .........................................    $    0.21       $    0.15       $    0.12       $    0.49
                                                           =========       =========       =========       =========
        Diluted .......................................    $    0.21       $    0.15       $    0.12       $    0.49
                                                           =========       =========       =========       =========

Dividends per share ...................................    $      --       $    0.27       $      --       $    0.54
                                                           =========       =========       =========       =========


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET

(Dollars in millions)                                      (Unaudited)
                                                          June 30, 2001   December 31, 2000
                                                          -------------   -----------------
ASSETS
Current assets
       Cash and cash equivalents ......................     $      41          $      54
       Accounts and notes receivable, net .............           450                550
       Other current assets ...........................            91                 76
       Inventories
              Finished products .......................           133                171
              Materials, supplies, and work in process            110                134
       Deferred income taxes ..........................            41                 37
                                                            ---------          ---------
       Total current assets ...........................           866              1,022

Property, plant, and equipment ........................         2,225              2,564
Accumulated depreciation and amortization .............        (1,292)            (1,460)
                                                            ---------          ---------
Net property, plant, and equipment ....................           933              1,104

Goodwill and other intangible assets, net .............         2,303              2,391
Other assets ..........................................           760                792
                                                            ---------          ---------
       Total assets ...................................     $   4,862          $   5,309
                                                            =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Accounts payable ...............................     $     218          $     259
       Accrued expenses ...............................           401                385
       Short-term debt ................................           302                261
       Income taxes payable ...........................            43                 17
                                                            ---------          ---------
       Total current liabilities ......................           964                922

Long-term debt ........................................         1,915              2,342
Deferred income taxes .................................           187                187
Postretirement benefits and other liabilities .........           390                420
Commitments and contingencies .........................            --                 --
Company-obligated preferred securities of
     subsidiary trusts ................................           622                622
Stockholders' equity
       Common stock (shares issued: 2001 -- 159,984,444;
           2000 - 159,984,444) ........................            83                 83
       Additional paid-in capital .....................           709                726
       Unearned compensation ..........................          (110)              (115)
       Other comprehensive losses .....................          (209)              (143)
       Retained earnings ..............................         2,169              2,157
                                                            ---------          ---------
                                                                2,642              2,708
       Reacquired stock, at cost (shares: 2001 --
           51,639,880; 2000 - 52,442,393) .............        (1,858)            (1,892)
                                                            ---------          ---------
       Total stockholders' equity .....................           784                816
                                                            ---------          ---------
       Total liabilities and stockholders' equity .....     $   4,862          $   5,309
                                                            =========          =========

See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW


(Dollars in millions)                                                          (Unaudited)
                                                                        Six Months Ended June 30,
                                                                         2001              2000
                                                                      -----------       -----------
Net cash provided by operations .................................     $        54       $        23
                                                                      -----------       -----------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures ............................................             (43)             (109)
Proceeds of investment and fixed asset disposals ................             346                12
Acquisitions, net of cash acquired ..............................              --                (5)
Other, net ......................................................              (1)              (21)
                                                                      -----------       -----------
       Net cash provided by (used in) investing activities ......             302              (123)
                                                                      -----------       -----------

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds .........................................             147               384
Long-term debt repayments .......................................            (434)             (253)
Change in short-term debt .......................................             (92)               23
Common stock issued .............................................              12                 6
Common stock reacquired .........................................              --                (1)
Dividends paid ..................................................              --               (57)
                                                                      -----------       -----------
       Net cash (used in) provided by financing activities ......            (367)              102
                                                                      -----------       -----------

Effect of exchange rate changes on cash .........................              (2)               --
                                                                      -----------       -----------

Net (decrease) increase in cash and cash equivalents ............             (13)                2
Cash and cash equivalents - beginning of period .................              54                63
                                                                      -----------       -----------
Cash and cash equivalents - end of period .......................     $        41       $        65
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest (net of amount capitalized) .....................     $        64       $        75
       Preferred security distributions of subsidiary trusts ....              32                40
       Income taxes .............................................              10                33
Noncash investing and financing activities:
       Incentive and other employee benefit plan stock issuances                7                10
       Acquisition of minority interest .........................              --               (11)


See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)


(Dollars in millions)                                                    (Unaudited)
                                               Three Months Ended June 30,          Six Months Ended June 30,
                                               ---------------------------          -------------------------
                                                 2001              2000              2001              2000
                                              -----------       -----------       -----------       -----------
Net income ................................   $        23       $        16       $        13       $        52

Foreign currency translation, net of tax ..           (21)              (61)              (66)              (65)
                                              -----------       -----------       -----------       -----------

Comprehensive income (loss) ...............   $         2       ($       45)      ($       53)      ($       13)
                                              ===========       ===========       ===========       ===========


See accompanying notes to financial statements.

                              HERCULES INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. These condensed consolidated financial statements are unaudited, but in the opinion of management include all adjustments necessary to present fairly Hercules' financial position and results of operations for interim periods. The condensed consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

         Pursuant to Securities and Exchange Commission ("SEC") Regulation S-X, Rule 3-10, the Company is required to provide condensed consolidating financial information on the Company and its subsidiaries in a prescribed format in all periodic reports filed with the SEC. The information necessary to present all of the required disclosures was not available in time to be included in this Form 10-Q filing. The Company is in the process of preparing the required condensed consolidating financial information and intends to file a Form 10-Q/A, which will include this information as soon as it is available.

2. Revenue Recognition - The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is probable and pricing is fixed and determinable. Accruals are made for sales returns and other allowances based on the Company's experience. The corresponding shipping and handling costs are included in cost of sales.

3. Derivatives Instruments and Hedging - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). The new standard requires that all derivative instruments be reported on the balance sheet at their fair values. The Company has not designated any derivative as a hedge instrument and accordingly, changes in fair value of derivatives are recorded each period in earnings. The adoption of SFAS 133 did not result in a pre or post tax cumulative-effect-type adjustment to income, and did not result in a change to other comprehensive losses.

         Under procedures and controls established by the Company's risk management policies, the Company strategically enters into contractual arrangements (derivatives) in the ordinary course of business to reduce the exposure to foreign currency and interest rates.

         The policies have established a variety of approved derivative instruments to be utilized in each risk management program and the level of exposure coverage based on the assessment of risk factors. Derivative instruments utilized during the period include forwards, swaps, and options. The Company has not designated any non-derivatives as hedging instruments.

         The Company uses forward exchange contracts and options, generally no greater than three months in term, to reduce its net currency exposure. The objective of this program is to maintain an overall balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effect, are minimized.

         The Company has used interest rate swap agreements to manage interest costs and risks associated with changing rates. Counterparties to the forward exchange, currency swap and interest swap contracts are major financial institutions. Credit loss from counterparty nonperformance is not anticipated. During 2000, the interest rate swap portfolio was substantially terminated.

4. Business Combinations and Intangible Assets - In June 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards No. 141 ("SFAS 141"),

"Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." For Hercules, these statements will generally become effective January 1, 2002, although business combinations initiated after July 1, 2001 are subject to the non-amortization and purchase accounting provisions.

         SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. Hercules is currently in the process of conducting an assessment of the actual impact of the non-amortization provision of SFAS 142 on its diluted earnings per share. The assessment of goodwill for impairment is a complex issue in which the Company must determine, among other things, the fair value of each defined component of its operating segments. It is, therefore, not possible at this time to predict the impact, if any, that the impairment assessment provisions of SFAS 142 will have on Hercules' financial statements.

5. The following table shows the amounts used in computing earnings per share
(EPS) and the effect on income and the weighted-average number of shares of dilutive potential common stock:

(Amounts in millions, except
per share data):                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                   ---------------------------       -------------------------
                                                      2001             2000             2001             2000
                                                  -----------      -----------      -----------      -----------
Basic
         Net income ...........................   $        23      $        16      $        13      $        52
         Weighted-average shares outstanding ..         108.1            107.1            108.0            106.9
                                                  -----------      -----------      -----------      -----------
         EPS ..................................   $      0.21      $      0.15      $      0.12      $      0.49
                                                  ===========      ===========      ===========      ===========

Diluted
         Net income ...........................   $        23      $        16      $        13      $        52
         Interest on convertible debentures ...            --               --               --               --
                                                  -----------      -----------      -----------      -----------
         Net income for EPS calculation .......   $        23      $        16      $        13      $        52
                                                  ===========      ===========      ===========      ===========

         Weighted-average shares outstanding ..         108.1            107.1            108.0            106.9
         Options ..............................            --               --               --               --
         Debentures ...........................            .2               .2               .2               .2
                                                  -----------      -----------      -----------      -----------
         Adjusted weighted-average shares .....         108.3            107.3            108.2            107.1
                                                  -----------      -----------      -----------      -----------
         EPS ..................................   $      0.21      $      0.15      $      0.12      $      0.49
                                                  ===========      ===========      ===========      ===========

6. Cost and expenses include depreciation of $26 million and $34 million for the three months ended June 30, 2001 and 2000, respectively, and $53 million and $67 million for the six months ended June 30, 2001 and 2000, respectively.

7. Other operating (income) expenses for the three and six months ended June 30, 2001 includes $74 million of net gains relating to the sale of the hydrocarbon resins and select portions of the rosin resins business, the peroxy chemicals business and the 50% interest in Hercules - Sanyo, Inc. These gains are partially offset by $5 million of executive severance charges for the three and six months ended June 30, 2001. The three and six months ended June 30, 2001 also include environmental charges of $1 million and $4 million, respectively, and non-recurring fees associated with the proxy contest and other matters of $2 million and $3 million, respectively. In addition, the three and six months ended June 30, 2001 include $1 million of costs relating to the abandonment of a capital project.

         Other operating expenses for the three and six months ended June 30, 2000 includes $24 million of charges for both periods associated with the sale of the nitrocellulose business, of which $3 million is for severance benefits for approximately 100 employees. This is partially offset by $11 million of recoveries of insurance and environmental claims for both periods. The three and six months ended June 30, 2000 also include integration costs of $1 million and $3 million, respectively, primarily for employee retention, consulting, legal and other costs associated with the BetzDearborn acquisition. Additionally, environmental charges of $4 million and $6 million, respectively, were also incurred during the corresponding periods.

8. Interest and debt costs are summarized as follows:

(Dollars in millions)    Three Months Ended June 30,        Six Months Ended June 30,
                         ---------------------------        -------------------------
                            2001             2000             2001             2000
                        -----------      -----------      -----------      -----------
Costs incurred ......   $        55      $        45      $       112      $        79
Amount capitalized ..             2                3                4                5
                        -----------      -----------      -----------      -----------
Interest expense ....   $        53      $        42      $       108      $        74
                        ===========      ===========      ===========      ===========

9. Other income (expense), net, for the three and six months ended June 30, 2001 includes approximately $1 million and $3 million, respectively, for litigation costs. Foreign currency gains of approximately $6 million and $5 million, respectively, are also included in the three and six month periods. Interest income of $1 million and $3 million, respectively, are included for the three and six months ended June 30, 2001, partially offset by rental expense of $1 million for both periods and miscellaneous discounts of $1 million and $3 million, respectively, for the same periods. Other income (expense), net, for the three and six months ended June 30, 2000 includes $2 million in charges for litigation. Additionally, the three months ended June 30, 2000 includes foreign currency losses of $2 million, while the six months ended June 30, 2000 includes net foreign currency gains of $1 million. The three and six months ended June 30, 2000 include rental expense of $2 million and gains from the sale of assets of $2 million for both periods. These gains were partially offset by interest income of $2 million and $4 million, respectively, for the three and six months ended June 30, 2000.

10. The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs. Primarily, these are related to the 1998 plans initiated upon the acquisition of BetzDearborn and additional plans that we committed to in 2000 relating to the restructuring of our Process Chemicals & Services segment and corporate realignment due to the divestiture of our non-core businesses. As a result of these plans, we now estimate that a total of approximately 1,570 employees will be terminated. Approximately 1,392 employee terminations have occurred since the inception of the plans.

         Pursuant to the plans in place, approximately 31 employees were terminated during the six months ended June 30, 2001. Cash payments during this period included $7 million for severance benefits and $1 million for other exit costs. Severance benefits paid during the year represent the continuing benefit streams of previously terminated employees as well as those terminated in the current year. During the second quarter 2001, we completed an assessment of the remaining expenditures for the 1998 BetzDearborn plan and other plans. As a result of this assessment, the estimates for severance benefits and other exit costs were lowered by $12 million, with corresponding reductions to goodwill and earnings of $10 million and $2 million, respectively. The lower than planned severance benefits are the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

(Dollars in millions)                        Six Months Ended June 30,
                                             -------------------------
                                               2001              2000
                                            -----------       -----------
Balance at beginning of year ............   $        34       $        77
       Additional termination benefits ..            --                 4
       Cash payments ....................            (8)              (30)
       Reversals ........................           (12)               --
                                            -----------       -----------
Balance at end of period ................   $        14       $        51
                                            ===========       ===========

         The reserve balance at the end of the quarter represents severance benefits and other exit costs of which $5 million pertains to the 1998 BetzDearborn plan and $9 million relates to other restructuring plans initiated in 2000.

11. A summary of short-term and long-term debt follows:

(Dollars in millions)                      June 30,     December 31,
                                            2001           2000
                                          ---------      ---------
SHORT-TERM:
Banks .................................   $      24      $     118
Current maturities of long-term debt ..         278            143
                                          ---------      ---------
 ......................................   $     302      $     261
                                          =========      =========

         At June 30, 2001, we had $124 million of unused lines of credit that may be drawn as needed. Lines of credit in use at June 30, 2001 were $23 million.

(Dollars in millions)                                         June 30,      December 31,
                                                                2001            2000
                                                             ---------       ---------
LONG-TERM:
6.60% notes due 2027 .....................................   $     100       $     100
6.625% notes due 2003 ....................................         125             125
11.125% senior notes due 2007 ............................         400             400
8% convertible subordinated debentures due 2010 ..........           3               3
Term loan tranche A due in varying amounts through 2003 ..         633             875
Term loan tranche D due 2005 .............................         374             375
Revolving credit agreement due 2003 ......................         410             437
ESOP debt ................................................          85             101
Term notes at various rates from 5.23% to 9.60% due
    in varying amounts through 2006 ......................          58              65
Other ....................................................           5               4
                                                             ---------       ---------
 .........................................................   $   2,193       $   2,485
Current maturities of long-term debt .....................        (278)           (143)
                                                             ---------       ---------
Net long-term debt .......................................   $   1,915       $   2,342
                                                             =========       =========

         In 1998, we entered into a $3,650 million credit facility with a syndicate of banks which includes varying maturity term loans totaling $2,750 million, of which $633 million is still outstanding at June 30, 2001. In addition, the facility includes a $900 million revolving credit agreement, of which $410 million is outstanding at June 30, 2001. Through this revolving credit facility, a Canadian subsidiary of ours can borrow up to U.S. $100 million from select lenders in Canada in Canadian dollars. As of June 30, 2001, $69 million was outstanding under this facility. As of June 30, 2001, $416 million of the multi-currency revolver is available for use. However, actual availability under the revolving credit agreement is constrained by our ability to meet covenants in our senior credit facility.

         On January 23, 2001, our corporate credit rating was downgraded by Standard & Poor's Rating Services to BB which resulted in an increase to the interest rates on the term loan tranche A to LIBOR + 2.75%, on term loan tranche D to LIBOR + 3.25% and on the ESOP loan and guarantee to 12.95%.

Both our senior credit facility and our ESOP Trust loan require quarterly compliance with certain financial covenants, including a debt/EBITDA ratio ("leverage ratio"), an interest coverage ratio and minimum net worth. Due to a delay in closing the Eastman Transaction, which in turn delayed the pay down of debt, our debt as of March 31, 2001, was significantly higher than planned. As a result, we would have been out of compliance with the leverage ratio covenant of our senior credit facility and ESOP credit facility as of that date. On April 5, 2001, our senior credit facility bank syndicate and ESOP lender granted waivers with respect to compliance with the leverage ratio as of March 31, 2001, and one other covenant. In July 2001, our senior credit facility was amended to modify certain covenants.

         While we expect to remain in compliance with our debt covenants, future compliance is dependent upon generating sufficient EBITDA and cash flow which are, in turn, impacted by business performance, economic climate, competitive uncertainties and possibly the resolution of contingencies, including those set forth in Note 13.

         In the event the Company is not in compliance with the debt covenants in the future, we would pursue various alternatives, which may include, among other things, refinancing of debt, debt covenant amendments or debt covenant waivers. While we believe we would be successful in pursuing these alternatives, there can be no assurance that we would be successful.

12. Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures consists of:

(Dollars in millions)                              June 30,       December 31,
                                                    2001             2000
                                                 -----------      -----------
9.42% Trust Originated Preferred Securities ..   $       362      $       362
6-1/2% CRESTS Units ..........................           260              260
                                                 -----------      -----------
                                                 $       622      $       622
                                                 ===========      ===========

13. Commitments and Contingencies

ENVIRONMENTAL

          Hercules has been identified as a potentially responsible party ("PRP") by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for the investigation and cleanup is between $85 million and $274 million. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30.

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

         On April 10, 2001, the United States Court of Appeals for the Eighth Circuit issued an opinion in the United States, et al., v. Vertac Corporation, et al. In that opinion, the Appeals Court reversed the Court's October 12, 1993 grant of partial summary judgment, which had held Hercules jointly and severally liable for costs incurred and to be incurred at the Jacksonville site, and remanded the case back to the U.S. District Court for the Eastern District of Arkansas for a determination of whether the harms at the site giving rise to the government's claims are divisible. The Appeals Court also vacated the District Court's October 23, 1998 order granting the United States' summary judgment motion and the February 8, 2000 judgment finding Hercules liable for 97.4% of the costs at issue, ordering that these issues be revisited following further proceedings with respect to divisibility. Finally, the Appeals Court affirmed the judgment of liability against Uniroyal.

         As a result of the Appeals Court's rulings described above, Hercules will be allowed to present both facts and law to the District Court in support of Hercules' belief that it should not be liable under CERCLA for some or all of the costs incurred by the government in connection with the site because those harms are divisible. Should Hercules prevail on remand, any liability to the government will be either eliminated or reduced.

         In 1992, Hercules brought suit against its insurance carriers for past and future costs for cleanup of certain environmental sites (Hercules Incorporated v. Aetna Casualty & Surety Company, et al., Del. Super, C.A. No. 92C-10-105 and 90C-FE-195-CV (consolidated). In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas, site (see discussion above) was completed. The jury returned a "Special Verdict Form" with findings that, in conjunction with the trial court's findings, were used by the trial court to enter a judgment in August 1999. The judgment determined the amount of Hercules' recovery for past cleanup expenditures and stated that Hercules is entitled to similar coverage for costs incurred since September 30, 1997 and in the future. Hercules has not included any insurance recovery in the estimated range of costs above. Since entry of the trial court's August 1999 order, Hercules has entered into settlement agreements with several of its insurance carriers and has recovered certain settlement monies. The terms of those settlements and amounts recovered are confidential. Hercules has appealed certain of the trial court's rulings to the Delaware Supreme Court. Oral argument was held on February 13, 2001 before the Delaware Supreme Court, but no ruling has been issued.

         In connection with the sales of the Resins businesses, the Company retained certain responsibilities for potential future remediation activities relating to the divested businesses. Concurrent with the recognition of the sale of the respective businesses, the Company recorded an accrual for its estimated future remediation liability.

         At June 30, 2001, the accrued liability of $85 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules.

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

         In May 2001, the Supreme Court of New York accepted a Special Referee's Report and rejected our position in a case captioned Hexcel Corporation v. Hercules Incorporated. In February 2001, Hexcel moved to confirm the Special Referee's Report and Hercules crossmoved to confirm in part and reject in part the Special Referee's Report. The Special Referee's Report, issued in January 2001, recommended that Hercules be found liable to Hexcel for a total of approximately $7.3 million plus interest. As a result, a judgment was entered against us in the amount of approximately $10 million. We believe the court's decision is incorrect, at least in part, as a matter of law and we will appeal the court's decision.

         At June 30, 2001, the consolidated balance sheet reflects a current liability of approximately $29 million for litigation and claims. These amounts represent management's best estimate of the probable and reasonably estimable losses and recoveries related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

14. Segment Information

(Dollars in millions)                      Three Months Ended June 30,           Six Months Ended June 30,
                                           ---------------------------           -------------------------
                                             2001              2000               2001               2000
                                           ---------         ---------          ---------          ---------
Net Sales:
       Process Chemicals and Services ..   $     414         $     433          $     821          $     849
       Functional Products (a) .........         146               209                277                415
       Chemical Specialties (b) ........         110               180                274                357
       Reconciling Items ...............          --                --                 --                 (1)
                                           ---------         ---------          ---------          ---------
              Consolidated .............   $     670         $     822          $   1,372          $   1,620
                                           =========         =========          =========          =========

Profit from Operations:
       Process Chemicals and Services ..   $      66         $      81          $     129          $     158
       Functional Products (a) .........          37                53                 61                105
       Chemical Specialties (b) ........           9                17                 26                 33
       Reconciling Items ...............          17(c)            (55)(d)            (25)(c)            (94)(d)
                                           ---------         ---------          ---------          ---------
              Consolidated .............   $     129         $      96          $     191          $     202
                                           =========         =========          =========          =========


         (a) Net sales and Profit from operations in 2001 reflect the divestitures of the food gums and nitrocellulose businesses in 2000.

         (b) Net sales and Profit from operations in 2001 reflect the divestiture of the hydrocarbon resins, select rosins resins and the peroxy chemicals businesses.

         (c) Includes the following for the quarter and six-month period ended June 30, 2001, respectively: goodwill and intangible asset amortization of $19 million and $38 million, environmental charges of $1 million and $4 million, $2 million and $3 million of non-recurring fees associated with the proxy and other matters, $1 million and $3 million of capitalized interest, and $28 million and $46 million of other corporate items not specifically allocated to the business segments. In addition, $74 million in net gains relating to the sale of the hydrocarbon resins, select rosins resins and peroxy chemicals businesses, partially offset by $5 million in executive severance charges and $1 million in project abandonment costs are included for both periods.

         (d) Includes the following for the quarter and six-month period ended June 30, 2000, respectively: goodwill and intangible asset amortization of $20 million and $40 million, integration costs of $1 million and $3 million, environmental charges of $4 million and $6 million, corporate research and development costs of $3 million and $6 million, and $14 million and $26 million of other corporate items not specifically allocated to the business segments. Additionally, $24 million of charges associated with the sale of the nitrocellulose business, partially offset by $11 million of recoveries of insurance and environmental claims are included for both periods.

15. Dispositions

         On May 1, 2001, we completed the sale of our hydrocarbon resins business and select portions of our rosin resins business to a subsidiary of Eastman Chemical Company, receiving proceeds of approximately $244 million. On May 31, 2001, we completed the sale of our peroxy chemicals business to GEO Specialty Chemicals, Inc., receiving proceeds of approximately $92 million. Additionally, on May 25, 2001, we completed the sale of our interest in Hercules
- Sanyo, Inc., a toner resin joint venture, to Sanam Corporation, a wholly owned subsidiary of Sanyo Chemicals Industries, Ltd., our joint venture partner. The Resins division, including those businesses sold in the Eastman and Peroxides transactions, had approximately $450 million in net sales in 2000. We are actively pursuing the sale of the remaining portion of the Resins division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, "quarter" and "six-month period" refer to the second quarter of 2001 and the six months ended June 30, 2001. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

         The table below reflects Net sales and Profit from operations for the quarters and six months ended June 30, 2001 and June 30, 2000.

(Dollars in millions)                      Three Months Ended June 30,            Six Months Ended June 30,
                                           ---------------------------            -------------------------
                                             2001              2000               2001               2000
                                           ---------         ---------          ---------          ---------
Net Sales:
       Process Chemicals and Services      $     414         $     433          $     821          $     849
       Functional Products (a)                   146               209                277                415
       Chemical Specialties (b)                  110               180                274                357
       Reconciling Items                          --                --                 --                 (1)
                                           ---------         ---------          ---------          ---------
              Consolidated                 $     670         $     822          $   1,372          $   1,620
                                           =========         =========          =========          =========

Profit from Operations:
       Process Chemicals and Services      $      66         $      81          $     129          $     158
       Functional Products (a)                    37                53                 61                105
       Chemical Specialties (b)                    9                17                 26                 33
       Reconciling Items                          17(c)            (55)(d)            (25)(c)            (94)(d)
                                           ---------         ---------          ---------          ---------
              Consolidated                 $     129         $      96          $     191          $     202
                                           =========         =========          =========          =========

(a) Net sales and Profit from operations in 2001 reflect the divestitures of the food gums and nitrocellulose businesses in 2000.

(b) Net sales and Profit from operations in 2001 reflect the divestiture of the hydrocarbon resins, select rosins resins, and the peroxy chemicals business.

(c) Includes the following for the quarter and six-month period ended June 30, 2001, respectively: goodwill and intangible asset amortization of $19 million and $38 million, environmental charges of $1 million and $4 million, $2 million and $3 million of non-recurring fees associated with the proxy and other matters, $1 million and $3 million of capitalized interest, and $28 million and $46 million of other corporate items not specifically allocated to the business segments. In addition, $74 million in net gains relating to the sale of the hydrocarbon resins, select rosins resins and peroxy chemicals businesses, partially offset by $5 million in executive severance charges and $1 million in project abandonment costs are included for both periods.

(d) Includes the following for the quarter and six-month period ended June 30, 2000 respectively: goodwill and intangible asset amortization of $20 million and $40 million, environmental charges of $4 million and $6 million, corporate research and development costs of $3 million and $6 million, and $14 million and $26 million of other corporate items not specifically allocated to the business segments.

The discussion that follows speaks to comparisons in the table through Net sales and Profit from operations.

         Consolidated net sales were $670 million for the second quarter and $1,372 million for the six-month period. This compares with $822 million and $1,620 million for the corresponding periods in 2000. Total volumes decreased 20% and 13%, respectively, for the quarter and six-month period versus the comparable periods in 2000, reflecting the effects of businesses divested in June and September 2000 and May 2001, coupled with economic slowdown in the Pulp and Paper sector. Excluding divested businesses, consolidated Net sales were $639 million for the quarter and $1,259 million for the six-month period, a decrease of 6% and 5%, respectively, from the same periods last year, principally reflecting volume declines in Pulp & Paper and FiberVisions. The stronger U.S. dollar, relative to foreign currencies, continues to negatively impact sales and profits. Consolidated Profit from operations was $129 million for the quarter, an increase of 34% over 2000, and $191 million for the six-month period, a decrease of 5% from 2000. Profit from operations in 2001 includes $66 million, pre-tax, of non-recurring gains. The gains result from the sales of the hydrocarbon resins, select portions of the rosin resins business and the peroxy chemicals business. Profit from operations in 2000 was unfavorably impacted by non-recurring losses associated with the divestiture of the nitrocellulose business. Excluding divested businesses and non-recurring items, Profit from operations was $60 million and $91 million, respectively, for the quarters, and $117 million and $178 million, respectively, for the six-month periods ended June 30, 2001 and 2000. Higher costs for raw materials, freight, and energy, coupled with lower volumes, significantly impacted margins in the quarter and for the six-month period. Additionally, the stronger dollar negatively affected Profit from operations for the quarter and six-month periods by approximately 6% and 4%, respectively, in 2001.

         In the Process Chemicals and Services segment, Net sales were down 4% and Profit from operations declined 19% versus the same quarter in 2000. The Pulp and Paper Division continues to be impacted by weak demand in the European, Asian and North American markets. Volumes for the Pulp and Paper Division were off 3% from last year's second quarter and six-month periods. Additionally, Profit from operations was negatively impacted by an approximately $4 million charge in the second quarter 2001 to increase Pulp and Paper business bad debt reserves. In the BetzDearborn Division, Net sales were flat for the quarter and up slightly for the six month period, while Profit from operations improved 5% for the quarter and was flat for the six-month period. Second quarter and year-to-date 2001 Net sales improved in all regions of the world, except Europe, compared to the same periods in 2000.

         Functional Products segment Net sales declined $63 million, or 30%, for the quarter and $138 million, or 33% for the six-month period versus the corresponding periods in 2000. Profit from operations for the quarter and six-month period decreased $16 million, or 30%, and $44 million, or 42%, respectively, compared to the same periods in 2000. Declines in both Net sales and Profit from operations reflect the effects of the divestitures of the Food Gums and nitrocellulose businesses in 2000. On a comparable basis, Net sales were down 3% for the quarter and six-month period, and Profit from operations declined 14% for the quarter and 27% for the six-month period. Higher raw material and energy costs coupled with higher costs associated with the new methylcellulose facility negatively impacted Profit from operations in 2001. Net sales increased 11% and profit from operations increased 54% compared to the first quarter 2001. The improvement in second quarter 2001 performance versus the first quarter 2001 was driven by strong oilfield and construction sales and improved sales in the paint segment. Excluding divested businesses, volumes decreased less than 1% in the quarter versus the same period last year and increased nearly 11% versus the first quarter 2001.

         Chemical Specialties segment Net sales declined $70 million, or 39%, for the quarter and $83 million, or 23%, for the six-month period, and Profit from operations decreased $8 million, or 47%, and $7 million, or 21%, versus the corresponding periods in 2000. In May 2001, the Company sold its hydrocarbon resins, select portions of its rosin resins business, its peroxy chemicals business and its 50% interest in the ink toner joint venture. Excluding divested businesses, Net sales were down 16% for the quarter and 14% for the six-month period, while Profit from operations was off $1 million for the quarter and improved by $3 million for the six-month period. FiberVisions Profit from operations improved significantly in the quarter and year-to-date from the same periods in 2000. The improved performance was driven by lower polymer cost and cost containment initiatives. Volumes for FiberVisions declined 13% and 14%, respectively, from the second quarter and six-month period 2000 and were up 3% versus the first quarter 2001.

         Equity in income (loss) of affiliated companies represents the Company's equity in C.P. Kelco which was no longer a wholly owned subsidiary beginning September 28, 2000.

         Interest and debt expense increased $11 million for the quarter and $34 million for the six-month period reflecting higher borrowing costs, offset partially by lower debt as a result of the application of proceeds from the sale of businesses. Preferred security distribution of subsidiary trusts decreased $9 million for the quarter and $17 million for the six-month period reflecting the repayment of $370 million of these securities in 2000.

         Other income (expense), net, decreased $10 million and $2 million for the quarter and six months ended June 30, 2001, respectively. The decline is primarily attributable to increased charges for litigation and lower gains on the disposition of non-operating properties and investments during the respective periods. In addition, the quarter reflects foreign currency losses as compared to foreign currency gains in the prior year quarter.

         The effective tax rate for the quarter was 65%. The anticipated effective tax rate for 2001 is approximately 140% and reflects the effect of non-deductible goodwill and intangible asset amortization on a lower pre-tax earnings base. The effective tax rate of 36% for the second quarter of 2000 included the utilization of research and development credits.

FINANCIAL CONDITION

        Liquidity and financial resources: Net cash provided by operations was $54 million for the six-month period ended June 30, 2001, as compared to $23 million for the same period in 2000. The increase primarily reflects lower working capital requirements. Current and quick ratios have decreased to .9 and
 .65, respectively, at June 30, 2001, compared with 1.1 and .78, respectively, at December 31, 2000. As of June 30, 2001, we have $ 416 million available under our revolving credit agreement and $124 million available in short-term lines of credit. The Company expects to meet short-term cash requirements from operating cash flow and availability under lines of credit. However, actual availability is constrained by our ability to meet covenants in our senior credit facility. While we expect to remain in compliance with our debt covenants, future compliance is dependent upon generating sufficient EBITDA and cash flow which are, in turn, impacted by business performance, economic climate, competitive uncertainties and possibly the resolution of contingencies.

         Capital Structure and Commitments: Total capitalization (stockholders' equity, company obligated preferred securities of subsidiary trusts and debt) decreased to $3.6 billion at June 30, 2001, from $4.0 billion at year-end 2000. The ratio of debt-to-total capitalization decreased to 61% at June 30, 2001 from 64% at December 31, 2000.

         On May 1, 2001 we completed the sale of our hydrocarbon resins business and select portions of our rosin resins business to a subsidiary of Eastman Chemical Company, receiving gross proceeds of approximately $244 million. On May 31, 2001, we completed the sale of our peroxy chemicals business to GEO Specialty Chemicals, Inc., receiving gross proceeds of approximately $92 million. We used the proceeds from these divestitures to permanently reduce long-term debt.

         The payment of the quarterly dividend was suspended in the fourth quarter of 2000, subject to reconsideration of the policy by the Board, in its discretion, when warranted under appropriate circumstances. In addition, payment of future dividends is significantly restricted by the indenture governing the senior notes. Quarterly dividends of $0.27 per share were declared and paid for the first two quarters of 2000.

RECENT EVENTS

         In the fourth quarter of 2000, we announced our intention to pursue a merger or sale of the Company or one or more of its businesses in the belief that, over the long term, becoming part of a larger enterprise is the best strategic path for the company. To that end, we retained Goldman, Sachs & Co. and Credit Suisse First Boston to assist the Board of Directors in its identification and evaluation of various alternatives. If a sale of the Company occurs, it would most likely be in a two-step-process, with the sale of our BetzDearborn division constituting the first step. We are continuing to talk with potential buyers of our BetzDearborn division, as well as potential buyers of the Company or our other businesses. There can be no assurance that any of these parties will be prepared to pay a price that is acceptable to us or that any transaction will occur.

         In January 2001, we terminated exclusive negotiations regarding the sale of our FiberVisions business.

         On January 23, 2001, Standard & Poor's downgraded our corporate credit and secured bank loan rating to BB and our senior unsecured notes rating to B+.

         In April 2001, the United States Court of Appeals for the Eighth Circuit reversed an earlier judgement of the United States District Court for the Eastern District of Arkansas in United States v. Vertac Corporation, et al., which had held Hercules liable for remediation costs at a site in Jacksonville, Arkansas, and remanded the case to the District Court to determine the extent of Hercules' responsibility, if any.

         In May 2001, the Supreme Court of New York accepted a Special Referee's Report and rejected our position in a case captioned Hexcel Corporation v. Hercules Incorporated. In February 2001, Hexcel moved to confirm the Special Referee's Report and Hercules cross-moved to confirm in part and reject in part the Special Referee's Report. The Special Referee's Report, issued in January 2001, recommended that Hercules be found liable to Hexcel for a total of approximately $7.3 million plus interest. As a result, judgment was entered against us in the amount of approximately $10 million. We believe the trial court's decision is incorrect, at least in part, as a matter of law and we will appeal.

         On May 1, 2001, we completed the sale of our hydrocarbon resins business and select portions of our rosin resins business to a subsidiary of Eastman Chemical Company, receiving proceeds of approximately $244 million. On May 31, 2001, we completed the sale of our peroxides business to GEO Specialty Chemicals, Inc., receiving proceeds of approximately $92 million. Additionally, on May

25, 2001, we completed the sale of our interest in Hercules-Sanyo, Inc., a toner resin joint venture, to a wholly owned subsidiary of Sanyo Chemical Industries, Ltd., our joint venture partner. The Resins division, including those businesses sold in the Eastman and Peroxides transactions, had approximately $450 million in net sales in 2000. We are actively pursuing the sale of the remaining portion of the Resins division.

         Due to a delay in closing the Eastman transaction, which in turn delayed the pay down of debt, our debt as of March 31, 2001 was significantly higher than expected. As a result, we would have been out of compliance with the debt/EBITDA ratio covenant in our senior credit facility and ESOP credit facility as of that date. On April 5, 2001, our lenders granted waivers with respect to this and one other covenant. In June 2001, our senior credit facility was amended to modify certain covenants.

         On May 8, 2001, the Board of Directors named Dr. William H. Joyce as Chief Executive Officer and a member of the Board of Directors. On June 28, 2001, Dr. Joyce was elected to the additional position of Chairman of the Board.

         On June 21, 2001, we announced that Samuel J. Heyman, Sunil Kumar and Raymond Troubh had been elected members of our Board of Directors by the stockholders at the annual meeting.

         On June 28, 2001, we announced the election of Gloria Schaffer and the re-election of Paula A. Sneed to the Board of Directors. We also announced a new senior management team, including the appointment of Fred G. Aanonsen, Vice President and Controller.

         In June 2001, we announced a comprehensive cost reduction program to improve our return on capital. This cost reduction program is being implemented while we continue to explore strategic alternatives, including the merger or sale of the company or one or more of our businesses. Our annualized and recurring cost savings target is $100 million. Approximately one-half of the cost reductions are targeted for our corporate functions and the other half for our businesses. We are committed to achieving this target by the end of the second quarter 2002. The expected cost to implement the cost savings program is approximately $50 million. Actual cash outflows related to this program will be paid over future quarters and should be more than offset by cash inflows from the savings.

         On July 1, 2001, George MacKenzie, Vice Chairman and Chief Financial Officer, retired and resigned from the Board of Directors.

RISK FACTORS

         Market Risk - Fluctuations in interest and foreign currency exchange rates affect our financial position and results of operations. We use several strategies to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow. Sensitivity of our financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The market values for interest rate risk are calculated by utilizing a third-party software model that utilizes standard pricing models to determine the present value of the instruments based on the market conditions as to the valuation date.

         Our derivative and other financial instruments subject to interest rate risk consist of debt instruments, interest rate swaps and currency swaps. At June 30, 2001, net market value of these combined instruments was a liability of $2.7 billion. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at June 30, 2001 would result in a $60 million decrease in the net market value of the liability. A 100-basis point decrease in interest rates at June 30, 2001 would result in a $66 million increase in the net market value of the liability. The change in the sensitivity level from year-end 2000 is primarily due to the partial repayment of both syndicated and revolving debt as well as the current interest rate environment.

         Our financial instruments subject to changes in equity price risk, including the warrants component of the CRESTS Units issued in 1999, represent a net obligation of $61 million. The sensitivity analysis assumes an instantaneous 10% change in valuation with all other variables held constant. A 10% increase in market values at June 30, 2001 would increase the net obligation by $7 million, while a 10% decrease would reduce the net obligation by $7 million. The change in equity price risk from year-end 2000 is primarily from the impact of the reduction in our stock price on the warrants component of the CRESTS units.

         Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net liability position of $1 million at June 30, 2001. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at June 30, 2001 would result in a $5 million decrease in the net liability position, while a 10% weakening of the dollar versus all currencies would result in a $5 million increase in the net liability position. The change in the sensitivity level from year-end 2000 is primarily due to the strengthening of the U.S. dollar in the first half of the year.

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

         Environmental - Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $85 million and $274 million. We do not anticipate that our financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected (See Note 13).

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

FORWARD-LOOKING STATEMENT

This quarterly report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on reasonable assumptions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied depending on such factors as: Hercules' inability to generate cash and reduce debt, the result of Hercules' pursuit of strategic alternatives, business performance, economic and competitive uncertainties, Hercules' inability to monetize certain of its identified businesses, higher manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates, adverse legal and regulatory developments and adverse changes in economic and political climates around the world. Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements. As appropriate, additional factors are contained in reports filed with the Securities and Exchange Commission. This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On August 9, 2001, Hercules filed a Registration Statement on Form S-4 with the Securities and Exchange Commission, pursuant to which the Company will offer to exchange all of its $400 million aggregate principal amount of 11 1/8% Senior Notes due 2007 ("old notes") for $400 million aggregate principal amount of 11 1/8% Senior Notes due 2007 ("new notes"). The form and terms of the new notes are the same as the form and terms of the old notes except that, because the issuance of the new notes is registered under the Securities Act, the new notes will not bear legends restricting their transfer and, upon the effectiveness of the registration statement of which the prospectus is a part, will not be entitled to certain registration rights under the registration rights agreement. The new notes will evidence the same debt as the old notes and the old notes and the new notes will be governed by the same indenture.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Below is a summary of the final voting results from our Annual Meeting of Stockholders that was held on May 24, 2001. A quorum of 91,753,836, or 84.65%, of the outstanding voting shares as of the record date was present in person or by proxy at the annual meeting.

1.       Election of Directors

         Four of our 13 directors had terms that expired during 2001 and stood for reelection this year. In addition, on March 23, 2001, International Specialty Products, Inc. ("ISP") filed its definitive proxy statement with the SEC soliciting proxies from the Company's shareholders to vote for ISP's own slate of director nominees.

         Directors were elected to serve for three-year terms, expiring at the 2004 Annual Meeting of Shareholders, or until their successors are elected and qualified. Samuel J. Heyman, Sunil Kumar and Raymond Troubh were elected to the Board of Directors on June 21, 2001 after certification of the following results by IVS Associates, Inc, an independent inspector of election.

         Name                                  For            Withheld Authority
         Thomas L. Gossage                  41,548,075            1,641,608
         Ralph L. MacDonald, Jr.            35,337,194            1,671,585
         John A. H. Shober                  35,486,713            1,522,066
         Paula A. Sneed                     35,406,874            1,601,905
         Samuel J. Heyman                   54,433,527              311,530
         Sunil Kumar                        54,442,704              302,353
         Gloria Schaffer                    47,468,919            7,276,138
         Raymond Troubh                     54,457,127              287,930


         Directors continuing in office after the meeting were: William H. Joyce (Chairman of the Board effective June 28, 2001), John G. Drosdick, Richard Fairbanks, Alan R. Hirsig, Edith E. Holiday, Gaynor N. Kelley,
         H. Gene McBrayer, and Peter McCausland. On June 28, 2000, Ms. Gloria Schaffer was elected and Ms. Paula A. Sneed was re-elected to the board. Robert G. Jahn retired from the board effective May 24, 2001.

2. Ratification of PricewaterhouseCoopers LLP as Independent Accountants, which proposal received more than a majority of the votes necessary for ratification.

               FOR             AGAINST            ABSTAIN
            74,395,693       1,696,987          14,031,370

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Please see the exhibits listed on the Exhibit Index.

         (b)      Reports on Form 8-K.

                  Hercules did not file any Current Reports on Form 8-K, during the quarter ended June 30, 2001.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HERCULES INCORPORATED


                                      By:   /s/Stuart C. Shears
                                            -----------------------------------
                                            Stuart C. Shears
                                            Vice President and Treasurer
                                            (Principal Financial Officer and
                                            duly authorized signatory)
                                            August 14, 2001




                                      By:   /s/ Fred G. Aanonsen
                                            -----------------------------------
                                            Fred G. Aanonsen
                                            Vice President and Controller
                                            (Principal Accounting Officer and
                                            duly authorized signatory)
                                            August 14, 2001

         EXHIBIT INDEX

NUMBER                          DESCRIPTION                             INCORPORATED BY REFERENCE TO
------                          -----------                             ----------------------------
3-A.1           Restated Certificate of Incorporation of                Exhibit 3-A to Hercules' Annual
                Hercules Incorporated as revised and amended            Report on Form 10-K for the
                July 6, 1988.                                           year ended December 31, 1992.

3-A.2           Certificate of Amendment dated October 24,              Exhibit 4.1 a to Hercules'
                1995 to the Restated Certificate of                     Registration Statement on Form
                Incorporation of Hercules Incorporated                  S-3, filed September 15, 1998
                as revised and amended July 5, 1998                     (File No. 333-63423).

3-B             By-Laws of Hercules Incorporated as revised             Exhibit 3-B to Hercules' Annual
                and amended October 30, 1991                            Report on Form 10-K for the
                                                                        year ended December 31, 1992.
