Form 10-Q/A
period 2001-03-31
HERCULES INC
filed 2001-08-21
CIK 46989

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

                                EXPLANATORY NOTE



       Pursuant to Securities and Exchange Commission ("SEC") Regulation S-X, Rule 3-10, the Company is required to provide condensed consolidating financial information on the Company and its subsidiaries in a prescribed format in all periodic reports filed with the SEC. The information necessary to present the required disclosure was not available in time to be included in the Form 10-Q filed on May 16, 2001 for the quarterly period ended March 31, 2001. The Company has now completed the preparation of the required condensed consolidating financial information which is included in this Form 10-Q/A in
Note 16 to the financial statements. The Company has also amended the disclosure in Note 1 to the financial statements to reflect the inclusion of the required condensed consolidating financial statements.

       Additionally, $15 million has been reclassified between Accounts and notes receivable, net, and Other current assets on the consolidated balance sheet for the period December 31, 2000. The downgrade of our senior unsecured notes rating disclosed in Recent Events in Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition has been corrected to B+.



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

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Dollars in millions)


                                                                       (Unaudited)
                                                                      March 31, 2001    December 31, 2000
                                                                      --------------    -----------------
ASSETS
Current assets
       Cash and cash equivalents ................................          $   161           $    54
       Accounts and notes receivable, net .......................              519               550
       Other current assets .....................................               81                76
       Inventories
              Finished products .................................              169               171
              Materials, supplies and work in process ...........              135               134
       Deferred income taxes ....................................               42                37
                                                                           -------           -------

       Total current assets .....................................            1,107             1,022

Property, plant and equipment ...................................            2,543             2,564
Accumulated depreciation and amortization .......................           (1,463)           (1,460)
                                                                           -------           -------
Net property, plant, and equipment ..............................            1,080             1,104

Goodwill and other intangible assets, net .......................            2,345             2,391
Other assets ....................................................              791               792
                                                                           -------           -------
       Total assets .............................................          $ 5,323           $ 5,309
                                                                           =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Accounts payable .........................................          $   255           $   259
       Accrued expenses .........................................              355               385
       Short-term debt ..........................................              299               261
       Income taxes payable .....................................               10                17
                                                                           -------           -------
       Total current liabilities ................................              919               922

Long-term debt ..................................................            2,412             2,342
Deferred income taxes ...........................................              186               187
Postretirement benefits and other liabilities ...................              409               420
Commitments and contingencies (Note 12)
Company-obligated preferred securities of
     subsidiary trusts ..........................................              622               622
Stockholders' equity
       Common stock (shares issued:  2001 - 159,984,444;
          2000 - 159,984,444) ...................................               83                83
       Additional paid-in capital ...............................              718               726
       Unearned compensation ....................................             (113)             (115)
       Other comprehensive losses ...............................             (188)             (143)
       Retained earnings ........................................            2,147             2,157
                                                                           -------           -------
                                                                             2,647             2,708
       Reacquired stock, at cost (shares:  2001 - 52,002,252;
          2000 - 52,442,393) ....................................           (1,872)           (1,892)
                                                                           -------           -------
       Total stockholders' equity ...............................              775               816
                                                                           -------           -------
       Total liabilities and stockholders' equity ...............          $ 5,323           $ 5,309
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


         Pursuant to Securities and Exchange Commission ("SEC") Regulation S-X, Rule 3-10, the Company is required to provide condensed consolidating financial information on the Company and its subsidiaries in a prescribed format in all periodic reports filed with the SEC. The information necessary to present the required disclosure was not available in time to be included in the Form 10-Q filed on May 16, 2001 for the quarterly period ended March 31, 2001. The Company has now completed the preparation of the required condensed consolidating financial information which is included in this Form 10-Q/A in
Note 16 to the financial statements.


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

16.  Financial Information of Guarantor Subsidiaries

The following condensed consolidating financial information for the Company presents the financial information of Hercules, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries based on the Company's understanding of the Securities and Exchange Commission interpretation and application of Rule 3-10 under the Securities and Exchange Commission's Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities.

In this presentation, Hercules consists of parent company operations. Guarantor Subsidiaries and Non-Guarantor Subsidiaries of Hercules are reported on an equity basis.

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2001

                                                                                            (Unaudited)
                                                                                       (Millions of Dollars)
                                                          ------------------------------------------------------------------------
                                                                      Unconsolidated
                                                          -----------------------------------------
                                                                         Guarantor    Non-Guarantor  Eliminations &
                                                           Parent       Subsidiaries  Subsidiaries    Adjustments    Consolidated
                                                          ------------------------------------------------------------------------
Net sales                                                     $ 139          $ 336          $ 331          $(104)         $ 702
Cost of sales                                                   101            217            192           (101)           409
Selling, general, and administrative expenses                    19             84             87             --            190
Research and development                                          9              8              2             --             19
Goodwill and intangible asset amortization                        1             12              6             --             19
Other operating expenses, net                                     3             --             --             --              3
                                                              -----          -----          -----          -----          -----
Profit (loss) from operations                                     6             15             44             (3)            62

Equity in income (loss) of affiliated companies,
  net of tax                                                     --             --             (3)            --             (3)
Equity in income (loss) from consolidated
  subsidiaries, net of tax                                       47             64             --           (111)            --
Interest and debt expense (income)                               91            (56)            20             --             55
Preferred security distributions of subsidiary trusts            --             --             15             --             15
Other income (expense), net                                      (1)           (72)            70             --             (3)
                                                              -----          -----          -----          -----          -----
Income (loss) before income taxes                               (39)            63             76           (114)           (14)
Provision for income taxes                                      (29)            17              8             --             (4)
                                                              -----          -----          -----          -----          -----
Net income (loss)                                             $ (10)         $  46          $  68          $(114)         $ (10)
                                                              =====          =====          =====          =====          =====

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2000

                                                                                           (Unaudited)
                                                                                       (Millions of Dollars)
                                                          ------------------------------------------------------------------------
                                                                      Unconsolidated
                                                          -----------------------------------------
                                                                         Guarantor    Non-Guarantor  Eliminations &
                                                           Parent       Subsidiaries  Subsidiaries    Adjustments    Consolidated
                                                          ------------------------------------------------------------------------
Net sales                                                   $ 140             $ 388         $ 444          $ (174)         $ 798
Cost of sales                                                 102               250           271            (173)           450
Selling, general, and administrative expenses                  13                89            95               -            197
Research and development                                        7                10             4               -             21
Goodwill and intangible asset amortization                      1                12             7               -             20
Other operating expenses, net                                   3                 1             -               -              4
                                                          --------      ------------   -----------      ----------     ----------
Profit (loss) from operations                                  14                26            67              (1)           106

Equity in income (loss) from consolidated
  subsidiaries, net of tax                                     58                35             2             (95)             -
Interest and debt expense (income)                             59               (21)           (6)              -             32
Preferred security distributions of subsidiary trusts           -                 -            23               -             23
Other income (expense), net                                     -                 -             5               -              5
                                                          --------      ------------   -----------      ----------     ----------
Income (loss) before income taxes                              13                82            57             (96)            56
Provision for income taxes                                    (23)               19            24               -             20
                                                          --------      ------------   -----------      ----------     ----------
Net income (loss)                                            $ 36              $ 63          $ 33           $ (96)          $ 36
                                                          ========      ============   ===========      ==========     ==========

Condensed Consolidating Balance Sheet
March 31, 2001

                                                                                            (Unaudited)
                                                                                       (Millions of Dollars)
                                                          ------------------------------------------------------------------------
                                                                      Unconsolidated
                                                          ---------------------------------------
                                                                      Guarantor     Non-Guarantor  Eliminations &
                                                           Parent    Subsidiaries   Subsidiaries    Adjustments     Consolidated
                                                          ------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                $   110        $     9         $    42             --         $   161
  Accounts and notes receivable, net                           115            197             288             --             600
  Intercompany receivables                                      49             50              87           (186)             --
  Inventories                                                   66            104             146            (12)            304
  Deferred income taxes                                         28              2              12             --              42
                                                           -------        -------         -------        -------         -------
  Total current assets                                         368            362             575           (198)          1,107

Property, plant, and equipment, net                            262            353             465             --           1,080
Investments in subsidiaries                                  4,376          1,551              29         (5,956)             --
Goodwill and other intangible assets, net                       35          1,458             852             --           2,345
Other assets                                                   668             37              86             --             791
                                                           -------        -------         -------        -------         -------
  Total assets                                             $ 5,709        $ 3,761         $ 2,007        $(6,154)        $ 5,323
                                                           =======        =======         =======        =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                             116             23             116             --             255
  Accrued expenses                                             112            119             134             --             365
  Intercompany payables                                         62             45              79           (186)             --
  Short-term debt                                              200              4              95             --             299
                                                           -------        -------         -------        -------         -------
  Total current liabilities                                    490            191             424           (186)            919
Long-term debt                                               2,310             97               5             --           2,412
Deferred income taxes                                           82             48              56             --             186
Postretirement benefits and other liabilities                  208            161              40             --             409
Company-obligated preferred securities of                       --             --             622             --             622
  subsidiary trusts
Intercompany notes payable/(receivable)                      1,844         (2,688)            853             (9)             --
Stockholders' equity                                           775          5,952               7         (5,959)            775
                                                           -------        -------         -------        -------         -------
  Total liabilities and stockholders' equity               $ 5,709        $ 3,761         $ 2,007        $(6,154)        $ 5,323
                                                           =======        =======         =======        =======         =======

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2001

                                                                                            (Unaudited)
                                                                                       (Millions of Dollars)
                                                          ------------------------------------------------------------------------
                                                                      Unconsolidated
                                                          ---------------------------------------
                                                                      Guarantor     Non-Guarantor
                                                            Parent   Subsidiaries   Subsidiaries      Eliminations  Consolidated
                                                          ------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                     $ (94)       $  (1)         $ 104            $  --          $   9

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (6)          (6)           (11)              --            (23)
  Other, net                                                     --           --             (2)              --             (2)
                                                              -----        -----          -----            -----          -----
  Net cash (used in) provided by investing activities            (6)          (6)           (13)              --            (25)
                                                              -----        -----          -----            -----          -----
CASH FLOW FROM FINANCING ACTIVITIES:
  Long-term debt proceeds                                       147           --             --               --            147
  Long-term debt repayments                                      --           (3)            --               --             (3)
  Change in short-term debt                                      --           --            (28)              --            (28)
  Change in intercompany, noncurrent                             54           12            (66)              --             --
  Common stock issued                                             8           --             --               --              8
                                                              -----        -----          -----            -----          -----
Net cash provided by (used in) financing activities             209            9            (94)              --            124
                                                              -----        -----          -----            -----          -----
Effect of exchange rate changes on cash                          --           --             (1)              --             (1)
                                                              -----        -----          -----            -----          -----
Net increase (decrease) in cash and cash  equivalents           109            2             (4)              --            107
Cash and cash equivalents at beginning of period                  1            7             46               --             54
                                                              -----        -----          -----            -----          -----
Cash and cash equivalents at end of period                    $ 110        $   9          $  42            $  --          $ 161
                                                              =====        =====          =====            =====          =====

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2000

                                                                                            (Unaudited)
                                                                                       (Millions of Dollars)
                                                          ------------------------------------------------------------------------
                                                                      Unconsolidated
                                                          ---------------------------------------
                                                                      Guarantor     Non-Guarantor
                                                            Parent   Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                                          ------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                     $ (46)       $  56          $  (7)           $ (15)         $ (12)

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (8)         (13)           (31)              --            (52)
  Proceeds of investment and fixed asset disposals               --           --              6               --              6
  Other, net                                                     (6)          (9)            (5)              --            (20)
                                                              -----        -----          -----            -----          -----
  Net cash (used in) provided by investing activities           (14)         (22)           (30)              --            (66)
                                                              -----        -----          -----            -----          -----

CASH FLOW FROM FINANCING ACTIVITIES:
  Long-term debt proceeds                                       200           --             --               --            200
  Long-term debt repayments                                     (65)          (6)            (1)              --            (72)
  Change in short-term debt                                      --           --             (2)              --             (2)
  Change in intercompany, noncurrent                            (47)         (44)            91               --             --
  Common stock issued                                             3           --             --               --              3
  Common stock reacquired                                        (1)          --             --               --             (1)
  Dividends paid                                                (28)          --            (15)              15            (28)
                                                              -----        -----          -----            -----          -----
  Net cash provided by (used in) financing activities            62          (50)            73               15            100
                                                              -----        -----          -----            -----          -----
Effect of exchange rate changes on cash                          --           --             --               --             --
                                                              -----        -----          -----            -----          -----
Net increase (decrease) in cash and cash  equivalents             2          (16)            36               --             22
Cash and cash equivalents at beginning of period                  2           23             38                              63
                                                              -----        -----          -----            -----          -----
Cash and cash equivalents at end of period                    $   4        $   7          $  74            $  --          $  85
                                                              =====        =====          =====            =====          =====

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


                          HERCULES INCORPORATED



                          By: /s/ Stuart C. Shears
                             --------------------------------------------------
                              Stuart C. Shears
                              Vice President and Treasurer
                              (Principal Financial Officer and
                              duly authorized signatory)
                              August 21, 2001




                          By: /s/ Fred G. Aanonsen
                             --------------------------------------------------
                              Fred G. Aanonsen
                              Vice President and Controller
                              (Principal Accounting Officer and
                              duly authorized signatory)
                              August 21, 2001

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



10-A            Employment Contract between Hercules and William H. Joyce                Exhibit 10-A to Hercules' Quarterly
                                                                                         Report on Form 10-Q for the quarter
                                                                                         ended March 31, 2001.


10-B            Letter Agreement between Hercules and Thomas L. Gossage                  Exhibit 10-B to Hercules' Quarterly
                                                                                         Report on Form 10-Q for the quarter
                                                                                         ended March 31, 2001.


