Form 10-Q/A
period 2001-06-30
HERCULES INC
filed 2001-08-21
CIK 46989

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

                                EXPLANATORY NOTE




     Pursuant to Securities and Exchange Commission ("SEC") Regulation S-X, Rule 3-10, the Company is required to provide condensed consolidating financial information on the Company and its subsidiaries in a prescribed format in all periodic reports filed with the SEC. The information necessary to present the required disclosure was not available in time to be included in the Form 10-Q filed on August 14, 2001 for the quarterly period ended June 30, 2001. The Company has now completed the preparation of the required condensed consolidating financial information which is included in this Form 10-Q/A in
Note 16 to the financial statements. The Company has also amended the disclosure in Note 1 to the financial statements to reflect the inclusion of the required condensed consolidating financial statements.


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


         Pursuant to Securities and Exchange Commission ("SEC") Regulation S-X, Rule 3-10, the Company is required to provide condensed consolidating financial information on the Company and its subsidiaries in a prescribed format in all periodic reports filed with the SEC. The information necessary to present the required disclosure was not available in time to be included in the Form 10-Q filed on August 14, 2001 for the quarterly period ended June 30, 2001. The Company has now completed the preparation of the required condensed consolidating financial information which is included in this Form 10-Q/A in
Note 16 to the financial statements.


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

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2001

                                                                                            (Unaudited)
                                                                                       (Millions of Dollars)
                                                          ------------------------------------------------------------------------
                                                                      Unconsolidated
                                                          ---------------------------------------
                                                                      Guarantor     Non-Guarantor    Eliminations &
                                                            Parent   Subsidiaries   Subsidiaries      Adjustments    Consolidated
                                                          ------------------------------------------------------------------------
Net sales                                                   $ 105       $ 306          $ 323             $ (64)          $ 670
Cost of sales                                                  71         183            189               (68)            375
Selling, general, and administrative expenses                  15          85             95                --             195
Research and development                                        9           6              2                --              17
Goodwill and intangible asset amortization                     --          14              5                --              19
Other operating expenses (income), net                        (78)         17             (4)               --             (65)
                                                            -----       -----          -----             -----           -----
Profit (loss) from operations                                  88           1             36                 4             129

Equity in income (loss) of affiliated companies                --          --             (1)                               (1)
Equity in income (loss) from consolidated subsidiaries         25          30              1               (56)             --
Interest and debt expense (income)                             81         (47)            19                --              53
Preferred security distributions of subsidiary trusts          --          --             14                --              14
Other income (expense), net                                     2         (55)            57                --               4
                                                            -----       -----          -----             -----            -----
Income (loss) before income taxes                              34          23             60               (52)             65
Provision for income taxes                                     11          18             13                --              42
                                                            -----       -----          -----             -----            -----
Net income (loss)                                           $  23       $   5          $  47             $ (52)           $ 23
                                                            =====       =====          =====             =====            =====

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2000

                                                                                          (Unaudited)
                                                                                     (Millions of Dollars)
                                                            -------------------------------------------------------------------
                                                                        Unconsolidated
                                                            --------------------------------------
                                                                       Guarantor     Non-Guarantor  Eliminations &
                                                            Parent    Subsidiaries     Subsidiaries    Adjustments  Consolidated
                                                            -------------------------------------------------------------------
Net sales                                                   $164          $394            $452            $(188)         $822
Cost of sales                                                116           261             276             (191)          462
Selling, general, and administrative expenses                 25            79             102               --           206
Research and development                                       8             8               4               --            20
Goodwill and intangible asset amortization                    --            15               5               --            20
Other operating expenses (income), net                        (8)           25               1               --            18
                                                            ----           ---            ----            -----          ----

Profit (loss) from operations                                 23             6              64                3            96

Equity in income (loss) from consolidated subsidiaries        49            36              --              (85)           --
Interest and debt expense (income)                            72           (23)             (7)                            42
Preferred security distributions of subsidiary trusts         --            --              23               --            23
Other income (expense), net                                   (5)           (1)             --               --            (6)
                                                            ----          ----            ----            -----          ----
Income (loss) before income taxes                             (5)           64              48              (82)           25
Provision for income taxes                                   (21)            8              22               --             9
                                                            ----          ----            ----            -----         -----

Net income (loss)                                           $ 16         $  56            $ 26             $(82)         $ 16
                                                            ====          ====            ====            =====          ====

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2001

                                                                                          (Unaudited)
                                                                                     (Millions of Dollars)
                                                            -------------------------------------------------------------------
                                                                        Unconsolidated
                                                            --------------------------------------
                                                                       Guarantor     Non-Guarantor  Eliminations &
                                                            Parent    Subsidiaries     Subsidiaries    Adjustments  Consolidated
                                                            -------------------------------------------------------------------
Net sales                                                   $244         $ 642           $654           $(168)        $1,372
Cost of sales                                                172           400            381            (169)           784
Selling, general, and administrative expenses                 34           169            182              --            385
Research and development                                      18            14              4              --             36
Goodwill and intangible asset amortization                     1            26             11              --             38
Other operating expense (income), net                        (75)           17             (4)             --            (62)
                                                            ----          ----           ----           -----         ------

Profit (loss) from operations                                 94            16             80               1            191

Equity in income (loss) of affiliated companies               --            --             (4)             --             (4)
Equity in income (loss) from consolidated subsidiaries        72            94              1            (167)            --
Interest and debt expense (income)                           172          (103)            39              --            108
Preferred security distributions of subsidiary trusts         --            --             29              --             29
Other income (expense), net                                    1          (127)           127              --              1
                                                            ----          ----           ----           -----         ------
Income (loss) before income taxes                             (5)           86            136            (166)            51
Provision for income taxes                                   (18)           35             21              --             38
                                                            ----          ----           ----           -----         ------

Net income (loss)                                           $ 13          $ 51           $115           $(166)        $   13
                                                            ====          ====           ====           =====         ======

Condensed Consolidating Statement Of Operations
Six Months Ended June 30, 2000



                                                                                          (Unaudited)
                                                                                     (Millions of Dollars)
                                                           -------------------------------------------------------------------------

                                                                       Unconsolidated
                                                           -----------------------------------------

                                                                          Guarantor    Non-Guarantor   Eliminations &
                                                           Parent      Subsidiaries     Subsidiaries    Adjustments    Consolidated

                                                          --------------------------------------------------------------------------

Net sales                                                 $ 304         $ 782          $ 896            $ (362)         $ 1,620
Cost of sales                                               218           511            547              (364)             912
Selling, general, and administrative expenses                38           168            197                --              403
Research and development                                     15            18              8                --               41
Goodwill and intangible asset amortization                    1            27             12                --               40
Other operating expenses (income), net                       (5)           26              1                --               22
                                                          ------        ------        ------            ------          -------

Profit (loss) from operations                                37            32            131                 2              202

Equity in income (loss) from consolidated subsidiaries      107            71              2              (180)              --
Interest and debt expense (income)                          131           (44)           (13)               --               74
Preferred security distributions of subsidiary trusts        --            --             46                --               46
Other income (expense), net                                  (5)           (1)             5                --               (1)
                                                          ------        ------        ------            ------          -------
Income (loss) before income taxes                             8           146           105               (178)              81
Provision for income taxes                                  (44)           27            46                 --               29
                                                          ------        ------        ------            ------          -------

Net income (loss)                                         $  52         $ 119         $  59              $(178)         $    52
                                                          ======        ======        ======            ======          =======

Condensed Consolidating Balance Sheet
June 30, 2001

                                                                                          (Unaudited)
                                                                                     (Millions of Dollars)
                                                            -------------------------------------------------------------------
                                                                        Unconsolidated
                                                            --------------------------------------
                                                                       Guarantor     Non-Guarantor  Eliminations &
                                                            Parent    Subsidiaries     Subsidiaries   Adjustments  Consolidated
                                                            -------------------------------------------------------------------
ASSETS
Current assets
 Cash and cash equivalents                                  $    4        $    6          $   31         $    --         $   41
 Accounts and notes receivable, net                             80           175             286              --            541
 Intercompany receivables                                      192            39             128            (359)            --
 Inventories                                                    43            99             111             (10)           243
 Deferred income taxes                                          28             1              12              --             41
                                                            ------        ------          ------         -------         ------
 Total current assets                                          347           320             568            (369)           866

Property, plant, and equipment, net                            196           342             395              --            933

Investments in subsidiaries                                  4,220         1,501              51          (5,772)            --
Goodwill and other intangible assets, net                       34         1,440             829              --          2,303
Other assets                                                   645            28              87              --            760
                                                            ------        ------          ------         -------         ------
 Total assets                                               $5,442        $3,631          $1,930         $(6,141)        $4,862
                                                            ======        ======          ======         =======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                               93             9             116              --            218
 Accrued expenses                                              180           135             129              --            444
 Intercompany payables                                          84            83             192            (359)            --
 Short-term debt                                               263             5              34              --            302
                                                            ------        ------          ------          ------         ------
 Total current liabilities                                     620           232             471            (359)           964
Long-term debt                                               1,831            80               4              --          1,915
Deferred income taxes                                           82            48              57              --            187
Postretirement benefits and other liabilities                  205           147              38              --            390
Company-obligated preferred securities of
  subsidiary trusts                                             --            --             622              --            622
Intercompany notes payable/(receivable)                      1,920        (2,774)            863              (9)            --
Stockholders' equity                                           784         5,898            (125)         (5,773)           784
                                                            ------        ------          ------          ------         ------
  Total liabilities and stockholders' equity                $5,442        $3,631          $1,930         $(6,141)        $4,862
                                                            ======        ======          ======         =======         ======

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2001

                                                                                          (Unaudited)
                                                                                     (Millions of Dollars)
                                                            --------------------------------------------------------------------
                                                                        Unconsolidated
                                                            --------------------------------------
                                                                       Guarantor     Non-Guarantor
                                                            Parent    Subsidiaries     Subsidiaries   Eliminations  Consolidated
                                                            --------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                    $(249)        $101           $209             $(7)            $54

CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures                                          (10)         (13)           (20)             --             (43)
 Proceeds of investment and fixed asset disposals              223            1            122                             346
 Other, net                                                     --           --             (1)             --              (1)
                                                             -----         ----           ----             ---            ----
 Net cash provided by (used in) investing activities           213          (12)           101              --             302
                                                             -----        -----           ----             ---            ----

CASH FLOW FROM FINANCING ACTIVITIES:
 Long-term debt proceeds                                       147           --             --              --             147
 Long-term debt repayments                                    (402)         (15)           (17)             --            (434)
 Change in short-term debt                                      --           --            (92)             --             (92)
 Change in intercompany, noncurrent                            282          (76)          (206)             --              --
 Common stock issued                                            12           --             --              --              12
 Dividends paid                                                 --            1             (8)              7              --
                                                             -----         ----           ----             ---            ----
 Net cash provided by (used in) financing activities            39          (90)          (323)              7            (367)
                                                             -----         ----           ----             ---            ----
Effect of exchange rate changes on cash                         --           --             (2)             --              (2)
                                                             -----         ----           ----             ---            ----
Net increase (decrease) in cash and cash equivalents             3           (1)           (15)             --             (13)
Cash and cash equivalents at beginning of period                 1            7             46              --              54
                                                             -----        -----           ----             ---            ----

Cash and cash equivalents at end of period                      $4           $6            $31            $ --             $41
                                                             =====        =====           ====            ====           =====

Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2000

                                                                                          (Unaudited)
                                                                                     (Millions of Dollars)
                                                            -------------------------------------------------------------------
                                                                        Unconsolidated
                                                            --------------------------------------
                                                                       Guarantor     Non-Guarantor
                                                            Parent    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                            -------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                   $ (168)      $  177           $   39        $  (25)       $   23

CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures                                          (26)         (21)             (62)           --          (109)
 Proceeds of investment and fixed asset disposals                1            6                5            --            12
 Acquisitions, net of cash acquired                             (5)          --               --            --            (5)
 Other, net                                                     (8)          (9)              (4)           --           (21)
                                                            ------       ------           ------        ------        ------
 Net cash (used in) provided by investing activities           (38)         (24)             (61)           --          (123)
                                                            ------       ------           ------        ------        ------

CASH FLOW FROM FINANCING ACTIVITIES:
 Long-term debt proceeds                                       380            2                2            --           384
 Long-term debt repayments                                    (236)         (13)              (4)           --          (253)
 Change in short-term debt                                      16            1                6            --            23
 Change in intercompany, noncurrent                             98         (162)              64            --            --
 Common stock issued                                             6           --               --            --             6
 Common stock reacquired                                        (1)          --               --            --            (1)
 Dividends paid                                                (57)          --              (25)           25           (57)
                                                            ------       ------           ------        ------        ------
 Net cash provided by (used in) financing activities           206         (172)              43            25           102
                                                            ------       ------           ------        ------        ------
Effect of exchange rate changes on cash                         --           --               --            --            --
                                                            ------       ------           ------        ------        ------
Net increase (decrease) in cash and cash equivalents            --          (19)              21            --             2
Cash and cash equivalents at beginning of period                 2           23               38                          63
                                                            ------       ------           ------        ------        ------
Cash and cash equivalents at end of period                  $    2       $    4           $   59        $   --        $   65
                                                            ======       ======           ======        ======        ======

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
