Form 10-K405/A
period 2000-12-31
HERCULES INC
filed 2001-10-31
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                  FORM 10-K/A



                               AMENDMENT NO. 1 TO


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

                       DOCUMENTS INCORPORATED BY REFERENCE
(SPECIFIC PAGES INCORPORATED ARE IDENTIFIED UNDER THE APPLICABLE ITEM HEREIN.)


         Portions of the registrant's definitive Proxy Statement dated April 12, 2001 (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index (see page 357).

                                EXPLANATORY NOTE


     This Amendment No. 1 to Hercules Incorporated's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 17, 2001 is being filed to amend Part II, Item 8, Financial Statements and Supplementary Data, to add the recently completed audited financial statements of certain subsidiaries and to add Exhibit 23, Consent of PricewaterhouseCoopers LLP.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                           REQUIRED SUPPLEMENTARY DATA
                              HERCULES INCORPORATED


CONSOLIDATED FINANCIAL STATEMENTS                                                                                            Page
                                                                                                                             ----
Report of Independent Accountants......................................................................................        3
Consolidated Statement of Income for the Years Ended December 31, 2000, 1999 and 1998..................................        4
Consolidated Balance Sheet as of December 31, 2000 and 1999............................................................        5
Consolidated Statement of Cash Flow for the Years Ended December 31, 2000, 1999 and 1998...............................        6
Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998....................        7
Consolidated Statement of Comprehensive Income (Loss) for the Years Ended December 31, 2000, 1999 and 1998.............        8
Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements..............................        9

SUPPLEMENTARY DATA

Summary of Quarterly Results (Unaudited)...............................................................................       44
Subsidiaries of Registrant.............................................................................................       45



SUBSIDIARY FINANCIAL STATEMENTS                                                                                            Page
                                                                                                                             ----
Aqualon Company........................................................................................................       46
BetzDearborn Canada, Inc. .............................................................................................       61
BetzDearborn Europe, Inc. .............................................................................................       77
BetzDearborn Inc. .....................................................................................................       97
BetzDearborn International, Inc. ......................................................................................      119
BL Technologies, Inc. .................................................................................................      138
FiberVisions A/S.......................................................................................................      148
FiberVisions Incorporated..............................................................................................      166
FiberVisions, L.L.C. ..................................................................................................      181
FiberVisions L.P. .....................................................................................................      198
FiberVisions Products, Inc. ...........................................................................................      206
Hercules Canada, Inc. .................................................................................................      219
Hercules Chemicals (Taiwan) Co., Limited ..............................................................................      228
Hercules Credit, Inc. .................................................................................................      244
Hercules GB Holdings Limited ..........................................................................................      260
Hercules International Limited.........................................................................................      278
Hercules International Limited, LLC....................................................................................      300
Hercules International Trade Corporation Limited.......................................................................      316
Hercules Investments Sarl..............................................................................................      324
WSP, Inc. .............................................................................................................      347

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
  Wilmington, Delaware

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of Aqualon Company, a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
October 10, 2001

                                AQUALON COMPANY

                        CONSOLIDATED STATEMENT OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Sales to third parties.....................................  $274,775    $295,473    $349,179
Sales to Hercules Group....................................    63,033      62,657      57,528
                                                             --------    --------    --------
                                                              337,808     358,130     406,707
Cost of sales..............................................   227,272     250,066     278,091
Selling, general, and administrative expenses..............    48,069      53,775      47,606
Research and development...................................    11,780      12,078      11,588
Goodwill and intangible asset amortization.................     1,014       1,014       1,014
Other operating expenses, net (Note 12)....................    22,259       3,554      10,245
                                                             --------    --------    --------
Profit from operations.....................................    27,414      37,643      58,163
Interest and debt expense..................................       415         545         438
Other (income) expense, net................................    (1,199)        127          24
                                                             --------    --------    --------
Net income.................................................  $ 28,198    $ 36,971    $ 57,701
                                                             ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                AQUALON COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents.................................   $  2,494     $  1,313
  Accounts receivable, net (Note 3).........................     35,743       46,045
  Notes receivable (Note 4).................................      3,600           --
  Inventories (Note 5)......................................     45,409       52,493
  Other current assets......................................      4,691        4,492
                                                               --------     --------
          Total current assets..............................     91,937      104,343
                                                               --------     --------
Property, plant, and equipment, net (Note 8)................     91,742       92,062
Notes receivable (Note 4)...................................      3,000           --
Goodwill, net (Note 9)......................................     28,550       29,564
Deferred charges and other assets...........................      5,256        5,548
                                                               --------     --------
          Total assets......................................   $220,485     $231,517
                                                               ========     ========
LIABILITIES AND NET PARTNERS' (HERCULES GROUP) INVESTMENT
Current liabilities
  Accounts payable..........................................   $ 17,724     $ 24,323
  Short-term debt (Note 6)..................................         --        1,650
  Accrued expenses (Note 8).................................     24,172       25,277
                                                               --------     --------
          Total current liabilities.........................     41,896       51,250
                                                               --------     --------
Pension and other postretirement benefits (Note 11).........        110          (17)
Environmental and other liabilities.........................     22,526        9,825
                                                               --------     --------
  Total liabilities.........................................     64,532       61,058
                                                               --------     --------
Commitments and contingencies (Note 16).....................         --           --
  Net partners' (Hercules Group) investment (Note 14).......    155,953      170,459
                                                               --------     --------
          Total liabilities and net partners' (Hercules
           Group) investment................................   $220,485     $231,517
                                                               ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                AQUALON COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income..................................................  $ 28,198   $ 36,971   $ 57,701
Adjustments to reconcile net income to net cash provided by
  operations:
  Depreciation..............................................     9,757     11,009     11,896
  Amortization..............................................     1,014      1,014      1,014
  Loss on disposal (Note 15)................................     6,854      6,500         --
  Loss on impairment of fixed assets (Note 12)..............        --      2,000     15,300
  Corporate and other cost allocations......................    15,313     21,444     16,424
  Accruals and deferrals of cash receipts and payments:
     Accounts receivable and other assets...................    10,103      4,531      5,982
     Inventories............................................     7,084      5,112     (7,483)
     Accounts payable and accrued expenses..................    (8,659)    (3,389)    (5,662)
     Environmental and other assets and liabilities.........       800      3,743      3,719
                                                              --------   --------   --------
       Net cash provided by operations......................    70,464     88,935     98,891
                                                              --------   --------   --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures........................................    (9,437)   (12,133)   (20,856)
Investment in affiliate.....................................      (179)       254        (63)
                                                              --------   --------   --------
       Net cash used in investing activities................    (9,616)   (11,879)   (20,919)
                                                              --------   --------   --------
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of debt...........................................    (1,650)        --        (13)
Transfers to partners' (Hercules Group).....................   (58,017)   (79,877)   (74,040)
                                                              --------   --------   --------
       Net cash used in financing activities................   (59,667)   (79,877)   (74,053)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     1,181     (2,821)     3,919
Cash and cash equivalents at beginning of year..............     1,313      4,134        215
                                                              --------   --------   --------
       Cash and cash equivalents at end of year.............  $  2,494   $  1,313   $  4,134
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................  $    415   $    545   $    438
Noncash financing activities
  Issuance of note receivable...............................     6,600         --         --
  Corporate and other cost allocations......................    15,313     21,444     16,424

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                AQUALON COMPANY

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Aqualon Company (Aqualon) is a U.S. partnership which is owned 99.4182% by Hercules Credit, Inc., a U.S. holding company and 0.5818% by WSP, Inc., a U.S. holding company. Hercules Credit, Inc. and WSP, Inc. are wholly owned subsidiaries of Hercules Incorporated (Hercules). Aqualon is engaged in providing products and services to manage the properties of aqueous (water-based) and non-aqueous systems. These products are principally derived from renewable natural raw materials and are sold as thickeners, emulsifiers, and stabilizers to other manufacturers, including makers of oral hygiene and personal care products, construction materials and latex paints, and are used in the oil and gas industry for drilling and recovery.

     In June 2000, Aqualon sold its nitrocellulose operation in Parlin, NJ to Greentree Chemical Technologies, Inc.

     Historically, separate company stand-alone financial statements were not prepared for Aqualon. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock and partnership interests of substantially all of Hercules' domestic subsidiaries (including Aqualon) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information on Aqualon, a collateral party to the Hercules debt, based on Hercules' understanding of Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     Aqualon participates in Hercules' centralized cash management system. Accordingly, cash received from Aqualon operations is transferred to Hercules on a periodic basis, and Hercules funds all operational and capital requirements.

     The financial statements of Aqualon reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in Aqualon's financial statements were based on either a direct cost pass-through for items directly identified as related to Aqualon's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation methods are reasonable.

     During 1989, Hercules acquired the 50% shareholding held by Henkel [its joint venture partner] to make Aqualon a wholly owned subsidiary. These financial statements include the push-down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant, and equipment and their related amortization and depreciation adjustments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Aqualon and its wholly-owned subsidiary, Organa Trust. All intercompany transactions and profits have been eliminated.

  Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                AQUALON COMPANY

  Revenue Recognition

     Aqualon recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is probable, and pricing is fixed and determinable. Accruals are made for sales returns and other allowances based on Aqualon's experience. The corresponding shipping and handling costs are included in cost of sales.

  Environmental Expenditures

     Environmental expenditures that pertain to current operations or future revenues are expensed or capitalized according to Aqualon's capitalization policy. Expenditures for remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and can be reasonably estimated.

  Cash and Cash Equivalents

     Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

  Inventories

     Inventories are stated at the lower of cost or market. Inventories are valued at standard cost which approximates the average cost method.

  Property and Depreciation

     Property, plant, and equipment are stated at cost and depreciated using the straight-line method. The estimated useful lives of depreciable assets are as follows: buildings -- 30 years; plant, machinery and equipment -- 15 years; other machinery and equipment -- 3 to 15 years.

     Maintenance, repairs, and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) is charged to income.

  Goodwill

     Goodwill and other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for goodwill, customer relationships, and trademarks and tradenames and 5 to 15 years for other intangible assets.

  Long-lived Assets

     Aqualon reviews its long-lived assets, including goodwill and other intangibles, for impairment on an exception basis whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred based on expected future cash flows (undiscounted), the loss is recognized in the income statement. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments.

                                AQUALON COMPANY

  Concentrations of Credit Risk

     Financial instruments that potentially subject Aqualon to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different industries and locations.

  Financial Instruments

     Aqualon uses various non-derivative financial instruments, including letters of credit, and generally does not require collateral to support its financial instruments.

  Stock-based Compensation

     Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 (APB 25)). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied.

  Computer Software Costs

     Effective January 1, 1999, Aqualon adopted the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1).

     Our prior accounting was generally consistent with the requirements of SOP 98-1 and, accordingly, adoption of SOP 98-1 had no material effect. Computer software costs are being amortized over a period of 5 to 10 years.

  Research and Development

     Research and development expenditures are expensed as incurred.

  Income Taxes

     Income taxes have not been provided in the accompanying financial statements, as the tax effects of the operating partnership's operations accrue directly to the partners.

  Net Partners' (Hercules Group) Investment

     The net partners' (Hercules Group) investment account reflects the balance of Aqualon's historical earnings, intercompany amounts, post-employment liabilities and other transactions between Aqualon and the partners/Hercules Group.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended, is effective for all

                                AQUALON COMPANY
fiscal quarters of fiscal years beginning after December 31, 2000. Aqualon adopted SFAS 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on its earnings or statement of financial position.

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was to be effective October 1, 2000. Adoption of SAB 101 did not have a material effect on the Company's profit from operations.

     In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). For Aqualon, these statements will generally become effective January 1, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

     SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. Aqualon is currently in the process of conducting an assessment of the actual impact of the non-amortization provision of SFAS 142. The assessment of goodwill for impairment is a complex issue in which the Company must determine, among other things, the fair value of each defined reporting unit. It is, therefore, not possible at this time to predict the impact, if any, that the impairment assessment provisions of SFAS 142 will have on Aqualon's financial statements.

     In addition, in June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for Aqualon in January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

3. ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net, consists of:

                                                             2000         1999
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Trade....................................................   $36,413      $46,865
Less allowance for doubtful accounts.....................      (670)        (820)
                                                            -------      -------
          Total..........................................   $35,743      $46,045
                                                            =======      =======

4. NOTE RECEIVABLE

     Notes receivable as of December 31, 2000, consist of a $6,600 thousand 30-day demand note from Greentree Chemical Technologies, Inc. (Greentree), related to the divestiture of the Nitrocellulose business in June 2000. On January 8, 2001, Aqualon received $3,600 thousand in cash from Greentree and issued a new

                                AQUALON COMPANY
unsecured demand note to Greentree for $3,000 thousand, due June 30, 2005. The new note carries an interest rate of 13.5% until May 1, 2001; thereafter, the interest rate is equal to Prime +7.5% for the remaining duration of the note.

5. INVENTORIES

     The components of inventories are:

                                                             2000         1999
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Finished products........................................   $27,754      $34,330
Raw material and supplies................................    15,613       14,594
Work in process..........................................     2,042        3,569
                                                            -------      -------
          Total..........................................   $45,409      $52,493
                                                            =======      =======

6. SHORT-TERM DEBT

     Short-term debt of $1,650 thousand at December 31, 1999 consists of an Industrial Revenue Bond from the Industrial Development Authority of the city of Hopewell, Virginia. This debt carried an interest rate of 8%. The principal and interest was paid in June 2000.

7. LONG-TERM INCENTIVE COMPENSATION PLANS

     Aqualon participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

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

     The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2000, 1999 and 1998, respectively.

                                AQUALON COMPANY

     Below is a summary of outstanding stock option grants under the incentive compensation plans during 2000, 1999 and 1998:

                                                    REGULAR                  PERFORMANCE-ACCELERATED
                                         -----------------------------    -----------------------------
                                         NUMBER OF    WEIGHTED-AVERAGE    NUMBER OF    WEIGHTED-AVERAGE
                                          SHARES           PRICE           SHARES           PRICE
                                         ---------    ----------------    ---------    ----------------
January 1, 1998........................   195,870          $42.18           72,000          $45.91
Granted................................   145,225          $35.84           64,645          $47.29
Exercised..............................        --              --               --              --
Forfeited..............................    (3,690)         $39.50               --              --
                                          -------          ------          -------          ------
December 31, 1998......................   337,405          $39.48          136,645          $46.56
Granted................................    71,875          $37.73           69,980          $37.58
Exercised..............................    (1,050)         $16.21               --              --
Forfeited..............................    (3,910)         $39.50               --              --
                                          -------          ------          -------          ------
December 31, 1999......................   404,320          $39.23          206,625          $43.52
Granted................................   129,800          $17.20               --              --
Exercised..............................        --              --               --              --
Forfeited..............................   (39,250)         $39.50               --              --
                                          -------          ------          -------          ------
December 31, 2000......................   494,870          $33.43          206,625          $43.52

     The weighted-average fair value of regular stock options granted during 2000, 1999 and 1998 was $8.85, $8.26 and $9.20 respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999 and 1998 was $8.01 and $11.01, respectively. There were no performance-accelerated stock options granted during 2000.

     Following is a summary of regular stock options exercisable at December 31, 2000, 1999, and 1998, and their respective weighted-average share prices:

                                                    NUMBER OF    WEIGHTED-AVERAGE
OPTIONS EXERCISABLE                                  SHARES       EXERCISE PRICE
-------------------                                 ---------    ----------------
December 31, 1998.................................    95,194          $43.18
December 31, 1999.................................   224,230          $40.49
December 31, 2000.................................   293,370          $39.20

     There were no performance-accelerated stock options exercisable at December 31, 2000, 1999 and 1998.

                                AQUALON COMPANY

     Following is a summary of stock options outstanding at December 31, 2000:

                                              OUTSTANDING OPTIONS                       EXERCISABLE OPTIONS
                               -------------------------------------------------   ------------------------------
                                 NUMBER      WEIGHTED-AVERAGE                        NUMBER
          EXERCISE             OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
         PRICE RANGE           AT 12/31/00   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/00    EXERCISE PRICE
-----------------------------  -----------   ----------------   ----------------   -----------   ----------------
    Regular Stock Options
          $12 - $20              129,800           9.14              $17.20            2,950          $17.25
          $20 - $30               76,475           7.67              $25.56           63,700          $25.56
          $30 - $40              174,025           7.23              $38.77          130,900          $39.11
          $40 - $50               85,970           6.73              $47.27           74,720          $47.29
          $50 - $60               28,600           5.56              $54.03           21,100          $55.39
                                 -------                                             -------
                                 494,870                                             293,370
                                 =======                                             =======
Performance-Accelerated Stock
            Options
          $14 - $40              104,655           7.69              $38.16               --              --
          $40 - $50               81,270           6.70              $47.40               --              --
          $50 - $61               20,700           5.18              $55.40               --              --
                                 -------                                             -------
                                 206,625                                                  --
                                 =======                                             =======

     The Company currently expects that 100% of performance-accelerated stock options will eventually vest.

     Aqualon employees may also participate in the Hercules Employee Stock Purchase Plan ("ESPP"). The ESPP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 202,139 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 2000 and 1999, were 1,597,861 and 949,464, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

     Had compensation cost for the Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

     The following weighted-average assumptions would be used in estimating fair value for 2000, 1999 and 1998:

                                               REGULAR       PERFORMANCE       EMPLOYEE STOCK
ASSUMPTION                                       PLAN      ACCELERATED PLAN    PURCHASE PLAN
----------                                     --------    ----------------    --------------
Dividend yield...............................     2%          3.4%                0.0%
Risk-free interest rate......................   5.88%         5.38%              5.41%
Expected life................................  7.1 yrs.      5 yrs.              3 mos.
Expected volatility..........................   29.20%       27.31%              44.86%

                                AQUALON COMPANY

     The Company's net income for 2000, 1999 and 1998 would approximate the pro forma amounts below:

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Net income
  As reported.........................................  $28,198    $36,971    $57,701
  Pro forma...........................................  $26,573    $35,422    $56,386

8. ADDITIONAL BALANCE SHEET DETAIL

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Property, plant, and equipment
  Land......................................................  $    527     $    527
  Buildings and equipment...................................   363,737      516,440
  Construction in progress..................................    11,909        5,503
                                                              --------     --------
  Total.....................................................   376,173      522,470
  Accumulated depreciation and amortization.................   284,431      430,408
                                                              --------     --------
  Net property, plant, and equipment........................  $ 91,742     $ 92,062
                                                              ========     ========
Accrued expenses
  Payroll and employee benefits.............................  $  4,685     $  4,298
  Nitrocellulose inventory disposal cost reserve............     6,478        6,500
  Current environmental reserve.............................     4,686        4,670
  Other.....................................................     8,323        9,809
                                                              --------     --------
  Total.....................................................  $ 24,172     $ 25,277
                                                              ========     ========

9. GOODWILL

     Goodwill relates to Hercules' 1989 purchase of Henkel's 50% ownership interest in Aqualon. At December 31, 2000 and December 31, 1999, goodwill was $28,550 thousand and $29,564 thousand, respectively, (net of accumulated amortization of $11,994 thousand and $10,980 thousand respectively). The amortization period for goodwill is 40 years.

10. RESTRUCTURING

     In 2000 and 1999, Aqualon incurred $1,662 thousand and $1,912 thousand, respectively, related to employee reductions at Parlin, NJ, Louisiana, MO, and Hopewell, VA, manufacturing sites. There are no remaining amounts to be paid.

     Severance benefits payments are based on years of service. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of year................................   $    --       $1,466
Additional termination benefits and other exit costs........     1,662          446
Cash payments...............................................    (1,662)      (1,912)
                                                               -------       ------
Balance at end of year......................................   $    --       $   --
                                                               =======       ======

                                AQUALON COMPANY

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

     Aqualon participates in a defined benefit pension plan sponsored by Hercules, which covers substantially all employees of Hercules in the U.S. Benefits under this plan are based on the average final pay and years of service. Hercules also provides post-retirement health care and life insurance benefits to eligible retired employees and their dependents.

     Information on the actuarial present value of the benefit obligation and fair value of the plan assets is not presented as Hercules manages its U.S. employee benefit plans on a consolidated basis and such information is not maintained separately for the U.S. employees of the Company. The Company's statement of operations includes an allocation of the costs of the U.S. benefits plans. The pension costs were allocated based on percentage of pensionable wages, for each of the years presented, post-retirement benefit costs were allocated using factors derived from the relative net assets and revenues. Net pension income of Hercules allocated to the Company was $3,367 thousand, $3,810 thousand, and $4,069 thousand for the years ended December 31, 2000, 1999 and 1998, respectively, and post-retirement benefit expense was $2,462 thousand, $1,774 thousand, and $1,813 thousand for the years ended December 31, 2000, 1999 and 1998, respectively.

12. OTHER OPERATING EXPENSES, NET

     Other operating expenses, net, consists of the following:

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Loss on disposal of Nitrocellulose....................  $25,241    $ 6,500    $    --
Asset impairments.....................................       --      2,000     15,300
Environmental charges.................................    2,617      3,020      2,151
Restructuring charges.................................    1,662        446      1,466
Royalties.............................................   (7,613)    (8,474)    (8,734)
Other.................................................      352         62         62
                                                        -------    -------    -------
          Total.......................................  $22,259    $ 3,554    $10,245
                                                        =======    =======    =======

     In 1998, the Nitrocellulose fixed assets at Parlin, NJ were deemed to be impaired; Nitrocellulose capital expenditures in 1999 were also impaired.

13. OTHER FINANCING ARRANGEMENTS

     Hercules manages Aqualon's cash and indebtedness. The majority of the cash provided by or used by Aqualon is provided through this consolidated cash and debt management system. As a result, the amount of domestic cash or debt historically related to Aqualon is not determinable. For purposes of Aqualon's historical financial statements all of Aqualon's positive or negative cash flows have been treated as cash transferred to or from its partners (Hercules Group).

                                AQUALON COMPANY

14. NET PARTNERS' (HERCULES GROUP) INVESTMENT

     Changes in net partners' (Hercules Group) investment were as follows:

                                                              (DOLLARS IN
                                                              THOUSANDS)
Balance, January 1, 1998....................................   $191,836
  Net income................................................     57,701
  Intercompany transactions, net............................    (57,615)
                                                               --------
Balance, December 31, 1998..................................    191,922
  Net income................................................     36,971
  Intercompany transactions, net............................    (58,434)
                                                               --------
Balance, December 31, 1999..................................    170,459
  Net income................................................     28,198
  Intercompany transactions, net............................    (42,704)
                                                               --------
Balance, December 31, 2000..................................   $155,953
                                                               ========

15. DIVESTITURES

     In June 2000, Aqualon divested its Nitrocellulose operation at Parlin, NJ to Greentree Chemical Technologies, Inc. As a result of the transaction, Aqualon received a $6,600 thousand note (see note 4) and recorded a one-time pre-tax loss of $25,241 thousand, primarily for employee termination benefits, inventory transfer and disposal, environmental liabilities, and other miscellaneous expenses, of which $18,387 thousand has been expended. Aqualon terminated approximately 100 employees associated with the Nitrocellulose operation at Parlin, NJ, which resulted in severance payments of $4 million. Nitrocellulose revenues were $23,503 thousand, $58,526 thousand, and $59,944 thousand in 2000, 1999, and 1998, respectively.

16. COMMITMENTS AND CONTINGENCIES

  Leases

     Aqualon has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $528 thousand in 2000, $661 thousand in 1999, and $629 thousand in 1998.

     At December 31, 2000, minimum rental payments under noncancelable leases aggregated $771 thousand. The net minimum payments over the next five years are $306 thousand in 2001, $250 thousand in 2002, $158 thousand in 2003, $36 thousand in 2004, and $20 thousand in 2005.

  Litigation

     Aqualon currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of Aqualon's management, none of such litigation as of December 31, 2000 is likely to have a material adverse effect on the financial position and results of operations of Aqualon.

  Environmental

     Aqualon has established accruals for the estimated cost of environmental remediation and/or cleanup at various sites. The estimated range of the reasonable possible share of costs for investigation and cleanup is between $25 million and $46 million. The actual costs will depend upon numerous factors, including the number of parties found to be responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; the outcomes of negotiations with regulatory authorities;

                                AQUALON COMPANY
outcomes of litigation; changes in environmental laws and regulations; technological developments; and the number of years of remedial activity required, which could range from 0 to 30 years. As of December 31, 2000, the accrued liability of $25 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. Aqualon estimates that these liabilities will be paid over the next five years. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other potentially responsible parties. Aqualon is unaware of any unasserted claims and has not reflected them in the reserve. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Aqualon.

  Other

     As of December 31, 2000, Aqualon had $4.3 million in letters of credit outstanding with lenders.

17. RELATED PARTY TRANSACTIONS

     Aqualon has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and therefore may not necessarily reflect the result of arms-length negotiations between independent parties. Aqualon records sales with affiliates based on a cost-plus formula developed and agreed-upon by both parties.

     Corporate and other cost allocations: As discussed in Note 1, the financial statements of Aqualon reflect certain allocated support costs incurred by other entities in Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, research & development overhead, investor relations and other corporate services. Allocations and charges included in Aqualon's financial statements were based on either a direct cost pass-through for items directly identified as related to Aqualon's activities; a percentage allocation for such services provided based on factors such as revenues, net assets, costs of sales or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in our statement of operations. Such allocations and corporate charges totaled $15,313 thousand, $21,444 thousand, and $16,424 thousand in 2000, 1999 and 1998, respectively.

     Royalties: Aqualon entered into a license agreement in respect of the use of manufacturing formulations and specifications by affiliated companies which are developed and owned by Aqualon. Aqualon received royalties in respect of this agreement of $7,613 thousand, $8,474 thousand, and $8,734 thousand in 2000, 1999 and 1998, respectively. The royalties are included as reductions to other operating expenses in the financial statements.

     Purchases from affiliates: Aqualon purchases a broad range of products in the normal course of business from affiliated companies. Aqualon's purchases from affiliated companies were $23,457 thousand, $23,598 thousand, and $50,022 thousand in 2000, 1999 and 1998, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
  Wilmington, Delaware

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of BetzDearborn Canada, Inc., a subsidiary of Hercules Incorporated, and its subsidiary at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Mississauga, Ontario
June 15, 2001, except for note 2, New accounting pronouncements, which is as of October 19, 2001

                           BETZDEARBORN CANADA, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                   (THOUSANDS OF
                                                                   U.S. DOLLARS)
Sales to third parties......................................   $167,668     $158,833
Sales to Hercules Group.....................................     10,844        7,033
                                                               --------     --------
  Net sales.................................................    178,512      165,866
Cost of sales...............................................    107,811       94,629
Selling, general and administrative expenses................     40,979       48,114
Goodwill and intangible asset amortization..................      8,137        8,056
Other operating expense.....................................      6,487        5,203
                                                               --------     --------
  Profit from operations....................................     15,098        9,864
Interest and debt expense...................................      5,075        7,717
Interest income.............................................     (1,090)        (529)
Other expense (income) (note 12)............................        540       (1,266)
                                                               --------     --------
  Income before income taxes................................     10,573        3,942
Provision for income tax (note 13)..........................      5,362        2,685
                                                               --------     --------
  Income before minority interest...........................      5,211        1,257
Minority interest -- held by affiliate......................      4,003        3,221
                                                               --------     --------
  Net income (loss).........................................      1,208       (1,964)
Translation adjustments.....................................     (8,897)      16,261
                                                               --------     --------
  Comprehensive (loss) income...............................   $ (7,689)    $ 14,297
                                                               ========     ========

     The accompanying accounting policies and notes are an integral part of the consolidated financial statements.
                                       62

                           BETZDEARBORN CANADA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (THOUSANDS OF
                                                                 U.S. DOLLARS)
ASSETS
Current assets
  Cash and cash equivalents.................................  $      4   $  2,113
  Accounts receivable -- net (note 3).......................    28,896     25,647
  Inventories (note 4)......................................    13,465     14,585
  Income taxes receivable...................................        --      1,100
                                                              --------   --------
     Total current assets...................................    42,365     43,445
Property, plant and equipment -- net (note 8)...............    21,595     22,380
Goodwill and other intangible assets -- net (note 9)........   288,307    305,748
Pension and other post-retirement benefits (note 11)........     5,095      4,851
Deferred charges and other assets...........................       773        215
                                                              --------   --------
     Total assets...........................................  $358,135   $376,639
                                                              ========   ========
LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
  Bank overdraft (note 5)...................................  $  1,351   $  2,321
  Accounts payable..........................................    10,272      4,175
  Accrued expenses (note 8).................................     4,415      5,993
                                                              --------   --------
     Total current liabilities..............................    16,038     12,489
Long-term debt (note 6).....................................    83,434     86,174
Deferred income taxes (note 13).............................     2,449      1,729
                                                              --------   --------
     Total liabilities......................................   101,921    100,392
                                                              --------   --------
Commitments and contingencies (note 16).....................        --         --
                                                              --------   --------
Minority interest -- held by affiliate......................    11,874     14,713
                                                              --------   --------
Net Hercules Group investment (note 15)
  Accumulated other comprehensive income....................     4,842     13,739
  Intercompany transactions (note 14).......................   239,498    247,795
                                                              --------   --------
     Net Hercules Group investment..........................   244,340    261,534
                                                              --------   --------
     Total liabilities and net Hercules Group investment....  $358,135   $376,639
                                                              ========   ========

     The accompanying accounting policies and notes are an integral part of the consolidated financial statements.
                                       63

                           BETZDEARBORN CANADA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                   (THOUSANDS OF
                                                                   U.S. DOLLARS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)...........................................   $  1,208     $ (1,964)
Adjustments to reconcile net income (loss) to net cash
  provided from operations:
  Minority interest -- held by affiliate....................      4,003        3,221
  Depreciation..............................................      2,492        2,175
  Amortization..............................................      8,137        8,056
  Loss on disposals of property, plant and equipment........         --            9
  Write-off of property, plant and equipment................         21           --
  Deferred tax expense......................................        776        1,902
  Pension and other post-retirement benefits expense........        496          895
  Corporate and other cost allocations......................      3,067        5,738
Accruals and deferrals of cash receipts and payments
  Accounts receivables......................................     (3,445)      (2,261)
  Income taxes receivable/payable...........................      2,888       (2,510)
  Inventories...............................................        973       (1,797)
  Prepaid expenses..........................................         --          320
  Pension and other post-retirement benefit contributions...       (902)        (785)
  Accounts payable and accrued expenses.....................      1,312       (1,453)
  Non-current assets and liabilities........................       (558)         (11)
  Transfers to/from Hercules Group..........................      2,793       (3,517)
                                                               --------     --------
     Net cash provided by operations........................     23,261        8,018
                                                               --------     --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures........................................     (2,424)      (3,493)
Software expenditures.......................................       (114)          --
Proceeds of disposals of property, plant and equipment......         --          295
                                                               --------     --------
     Net cash used in investing activities..................     (2,538)      (3,198)
                                                               --------     --------
CASH FLOW FROM FINANCING ACTIVITIES:
Transfers to/from Hercules Group............................    (13,566)      80,796
Long-term debt repayments...................................        (54)     (87,510)
Payments to minority interest -- affiliated company.........     (7,904)          --
Increase (decrease) in bank overdraft.......................       (970)       1,677
                                                               --------     --------
     Net cash used in financing activities..................    (22,494)      (5,037)
                                                               --------     --------
Effect of exchange rate changes on cash.....................       (338)         138
                                                               --------     --------
Net decrease in cash and cash equivalents...................     (2,109)         (79)
Cash and cash equivalents -- Beginning of year..............      2,113        2,192
                                                               --------     --------
     Cash and cash equivalents -- End of year...............   $      4     $  2,113
                                                               ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................   $  5,256     $  7,698
  Income taxes..............................................      1,747        3,051
Non-cash financing activities:
  Corporate and other cost allocations......................   $  3,067     $  5,738

     The accompanying accounting policies and notes are an integral part of the consolidated financial statements.
                                       64

                           BETZDEARBORN CANADA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     BetzDearborn Canada, Inc. (BDCI or the Company) is 100% owned by BetzDearborn Inc., which in turn is 100% owned by Hercules Incorporated (Hercules). BDCI is engaged in providing products and services in the areas of process chemicals and services, functional products, and chemical specialties to the Canadian marketplace.

     Historically, separate company stand-alone financial statements were not prepared for BDCI. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the Facilities). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian subsidiaries, including BDCI), a pledge of the stock and partnership and member interests of substantially all of Hercules' U.S.A. subsidiaries and 65% of the stock of non-U.S.A. subsidiaries directly owned by Hercules, including BDCI, and a pledge of Hercules' U.S. intercompany indebtedness. These financial statements present the financial information on BDCI, a collateral party to the Hercules debt, based on Hercules' understanding of Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     When Hercules acquired all of the outstanding shares of BetzDearborn Inc. on October 15, 1998, it paid $2,235 million in cash and $186 million in common stock exchanged for the shares held by the BetzDearborn ESOP Trust. As a result of this acquisition, Hercules initiated a global process of internal reorganization, in which the Company entered into an agreement with Hercules Canada, Inc. to transfer its business to a newly created partnership, Hercules Canada Partnership (HCP or the partnership). The Company has a 71.92% share of future profits from the partnership. Since this reorganization is under the common control of Hercules, the transactions have been accounted for in a manner similar to pooling of interest. The purchase price allocated to the Company and its subsidiary was approximately $295 million. During 1999, Hercules completed the purchase price allocation and the final determination of goodwill was $1,822 million of which the amount attributable to the Company was approximately $300 million. These financial statements include the push down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant and equipment and their related amortization and depreciation adjustments.

     The financial statements of BDCI reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in BDCI's financial statements were based on either a direct cost pass-through for items directly identified as related to BDCI's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation methods are reasonable.

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation

     The consolidated financial statements include the accounts of BetzDearborn Canada, Inc. and its majority controlled partnership, Hercules Canada Partnership. This partnership is located in Mississauga, Ontario, Canada. All material intercompany transactions and profits have been eliminated.

  Use of estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                           BETZDEARBORN CANADA, INC.

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

  Cash and cash equivalents

     Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

  Inventories

     Inventories are stated at the lower of cost or market. Cost includes the cost of raw materials, direct labor and an allocation of overhead. Inventories are valued on the standard cost method, which approximates average cost.

  Property and depreciation

     Property, plant and equipment are stated at cost and depreciated using the straight-line method. The estimated useful lives of depreciable assets are as follows: buildings -- 30 years; plant, machinery and equipment -- 15 years; other machinery and equipment -- 3 to 15 years.

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

  Long-lived assets

     The Company reviews its long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred based on expected future cash flows (undiscounted), the loss is recognized in the statement of income. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments.

  Income taxes

     The provisions for income taxes have been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred income taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when

                           BETZDEARBORN CANADA, INC.

changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

  Foreign currency translation and transactions

     The accompanying consolidated financial statements are reported in U.S. dollars. The Canadian dollar is the functional currency for the Company and the partnership. The translation of the functional currency into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheets dates, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income, a component of net Hercules Group investment.

     Transactions in foreign currency are recorded at the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency at the exchange rates in effect at the balance sheets dates. Revenues, costs and expenses are recorded using average exchange rates prevailing during the reporting periods. Gains or losses resulting from foreign currency transactions are included in the statements of operations.

  Concentration of credit risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different industries and locations.

  Financial instruments

     The Company uses various non-derivative financial instruments, including letters of credit, and generally does not require collateral to support its financial instruments.

  Stock-based compensation

     Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 (APB 25)). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation, requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income as if the fair value based method of accounting had been applied.

  Net Hercules Group investment

     The net Hercules Group investment account reflects the balance of BDCI's historical earnings, intercompany amounts, foreign currency translation and other transactions between BDCI and the Hercules Group.

  New accounting pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138,
                                       67

                           BETZDEARBORN CANADA, INC.

"Accounting for Certain Derivative Instruments and Certain Hedging Activities", requires that all derivative instruments be recorded on the balance sheets at their fair value. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's earnings or financial position.

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was effective October 1, 2000. Adoption of SAB 101 did not have a material effect on the Company's profit from operations.

     In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). For BDCI, these statements will generally become effective January 1, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

     SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. BDCI is currently in the process of conducting an assessment of the actual impact of the non-amortization provision of SFAS 142. The assessment of goodwill for impairment is a complex issue in which the Company must determine, among other things, the fair value of each defined reporting unit. It is, therefore, not possible at this time to predict the impact, if any, that the impairment assessment provisions of SFAS 142 will have on BDCI's financial statements.

     In addition, in June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for BDCI from January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

3 ACCOUNTS RECEIVABLE -- NET

     Accounts receivable -- net consists of:

                                                               2000      1999
                                                              -------   -------
                                                                (THOUSANDS OF
                                                                U.S. DOLLARS)
Trade.......................................................  $27,225   $24,503
Other.......................................................    2,672     2,085
                                                              -------   -------
  Gross accounts receivable.................................   29,897    26,588
Less: Allowance for doubtful accounts.......................    1,001       941
                                                              -------   -------
  Total.....................................................  $28,896   $25,647
                                                              =======   =======

                           BETZDEARBORN CANADA, INC.

4 INVENTORIES

     The components of inventories are:

                                                               2000      1999
                                                              -------   -------
                                                                (THOUSANDS OF
                                                                U.S. DOLLARS)
Finished products...........................................  $ 7,224   $ 8,286
Materials, supplies and work-in-process.....................    6,241     6,299
                                                              -------   -------
     Total..................................................  $13,465   $14,585
                                                              =======   =======

5 BANK OVERDRAFT

     Bank borrowings represent primarily overdraft facilities and short-term lines of credit, which are payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period.

     At December 31, 2000, the Company had $5 million of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Lines of credit unused at December 31, 1999 totalled $6.8 million. Weighted average interest rates on short-term borrowings at December 31, 2000 and 1999 were 7.5% and 6.5%, respectively. Lines of credit are repayable in Canadian funds.

6 LONG-TERM DEBT

     The Company's bank loan facility of up to the equivalent of US$100 million from select lenders in Canada is a component of the Hercules' $3,650 million credit facility with a syndicate of banks, which is due in 2003. The bank loan facility is drawn in the form of bankers' acceptances, is repayable in Canadian funds and bears interest at bankers' acceptance rates plus 2.25%. The interest prepaid on the bankers' acceptances is included in the net payable amount. The Company's assets and 65% of its common shares are pledged as collateral on the Hercules' credit facility.

     The Company believes that the carrying value of other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

     Interest expense for the year on long-term debt was $5,256 thousand (1999 -- $7,698 thousand).

7 LONG-TERM INCENTIVE COMPENSATION PLANS

     BDCI participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

     In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 491,488 at December 31, 2000 and 926,689 at December 31, 1999.

     At December 31, 2000, under Hercules' incentive compensation plans, 1,847,855 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock

                           BETZDEARBORN CANADA, INC.

options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

     Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

     The Company applies APB Opinion 25 in accounting for plans participated in by BDCI employees. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2000 or 1999.

     Below is a summary of outstanding stock option grants under the incentive compensation plans during 2000 and 1999, which relate to stock options held by BDCI employees:

                                                                        REGULAR
                                                              ----------------------------
                                                               NUMBER     WEIGHTED-AVERAGE
                                                              OF SHARES        PRICE
                                                              ---------   ----------------
January 1, 1999.............................................   20,100          $39.71
  Granted...................................................   33,850           37.75
  Exercised.................................................       --              --
  Forfeited.................................................       --              --
December 31, 1999...........................................   53,950           38.48
  Granted...................................................       --              --
  Exercised.................................................       --              --
  Forfeited.................................................       --              --
December 31, 2000...........................................   53,950          $38.48

     There were no performance-accelerated stock options granted or outstanding during 2000 and 1999.

     The weighted-average fair value of regular stock options granted to BDCI employees during 2000 and 1999 was $nil and $8.26, respectively.

     Following is a summary of regular stock options exercisable at December 31, 2000 and 1999 and their respective weighted-average share prices:

                                                               NUMBER     WEIGHTED-AVERAGE
OPTIONS EXERCISABLE                                           OF SHARES    EXERCISE PRICE
-------------------                                           ---------   ----------------
December 31, 1999...........................................   15,880          $39.60
December 31, 2000...........................................   33,540           38.89

     Following is a summary of stock options outstanding at December 31, 2000:

                                        OUTSTANDING OPTIONS                           EXERCISABLE OPTIONS
                        ----------------------------------------------------   ---------------------------------
                            NUMBER                                                 NUMBER
                        OUTSTANDING AT   WEIGHTED-AVERAGE                      EXERCISABLE AT
                         DECEMBER 31,       REMAINING       WEIGHTED-AVERAGE    DECEMBER 31,    WEIGHTED-AVERAGE
EXERCISE PRICE RANGE         2000        CONTRACTUAL LIFE    EXERCISE PRICE         2000         EXERCISE PRICE
--------------------    --------------   ----------------   ----------------   --------------   ----------------
REGULAR STOCK OPTIONS
$30 - $40.............      53,450             7.74              $38.39            33,140            $38.78
$40 - $50.............         500             7.35               47.81               400             47.81
                            ------                                                 ------
                            53,950                                                 33,540
                            ======                                                 ======

                           BETZDEARBORN CANADA, INC.

     BDCI employees may also participate in the Hercules Employee Stock Purchase Plan (ESPP). The ESPP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 202,139 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 2000 and 1999 were 1,597,861 and 949,464, respectively. BDCI applies APB Opinion 25 and related interpretations in accounting for the ESPP of Hercules. Accordingly, no compensation cost has been recognized for the ESPP.

     Had compensation cost for Hercules' Stock-Based Incentive Plans and ESPP been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

     The following weighted-average assumptions would be used in estimating fair value for 2000 and 1999:

                                                                PERFORMANCE-      EMPLOYEE
                                                                ACCELERATED    STOCK PURCHASE
ASSUMPTION                                       REGULAR PLAN       PLAN            PLAN
----------                                       ------------   ------------   --------------
Dividend yield.................................       2.00%         3.40%               --
Risk-free interest rate........................       5.88%         5.38%            5.41%
Expected life..................................   7.1 years       5 years         3 months
Expected volatility............................      29.20%        27.31%           44.86%

     The Company's net income for 2000 and 1999 would approximate the pro forma amounts below:

                                                               2000     1999
                                                              ------   -------
                                                               (THOUSANDS OF
                                                               U.S. DOLLARS)
Net income
  As reported...............................................  $1,208   $(1,964)
  Pro forma.................................................   1,130    (2,028)

8 ADDITIONAL BALANCE SHEET DETAIL

                                                               2000      1999
                                                              -------   -------
                                                                (THOUSANDS OF
                                                                U.S. DOLLARS)
Property, plant and equipment
  Land......................................................  $ 1,632   $ 1,685
  Buildings and equipment...................................   32,134    31,302
  Construction-in-progress..................................    1,838     1,172
                                                              -------   -------
     Total..................................................   35,604    34,159
Less: Accumulated depreciation and amortization.............   14,009    11,779
                                                              -------   -------
     Net property, plant and equipment......................  $21,595   $22,380
                                                              =======   =======
Accrued expenses
  Payroll and employees benefits............................  $   934   $   686
  Income taxes payable......................................    3,104        --
  Restructuring liability (note 10).........................      212     2,562
  Other.....................................................      165     2,745
                                                              -------   -------
     Total..................................................  $ 4,415   $ 5,993
                                                              =======   =======

                           BETZDEARBORN CANADA, INC.

9 GOODWILL AND OTHER INTANGIBLE ASSETS -- NET

     At December 31, 2000 and 1999, the goodwill and other intangible assets were:

                                                                2000       1999
                                                              --------   --------
                                                                 (THOUSANDS OF
                                                                 U.S. DOLLARS)
Goodwill....................................................  $298,734   $308,346
Other intangibles...........................................     6,672      6,821
                                                              --------   --------
Total.......................................................   305,406    315,167
Less: Accumulated amortization..............................    17,099      9,419
                                                              --------   --------
Net goodwill and other intangible assets....................  $288,307   $305,748
                                                              ========   ========

10 RESTRUCTURING

     The consolidated balance sheets reflect liabilities for employee severance benefits and other exit costs, primarily related to the plans initiated upon the acquisition of BetzDearborn in 1998. In 1998 and 1999, BDCI incurred restructuring liabilities of $3.8 million in connection with the acquisition of BetzDearborn. These liabilities included $3.3 million for employee termination benefits and $0.5 million for exit costs related to facility closures. Thirty employees were terminated during the year ended December 31, 2000. Cash payments during 2000 included $2.3 million for severance benefits. Pursuant to the plans in place to merge the operations of BetzDearborn with Hercules and to rationalize the support infrastructure and other existing operations, nineteen employees were terminated during 1999. Cash payments during 1999 included $1.3 million for severance benefits.

     A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                               2000      1999
                                                              -------   -------
                                                                (THOUSANDS OF
                                                                U.S. DOLLARS)
Balance -- Beginning of year................................  $ 2,562   $   883
Cash payments...............................................   (2,317)   (1,322)
Additional termination benefits and exit costs..............       --     2,915
Translation adjustment......................................      (33)       86
                                                              -------   -------
Balance -- End of year......................................  $   212   $ 2,562
                                                              =======   =======

     Severance benefit payments are based on years of service and generally continue for 3 to 24 months subsequent to termination. Actions under the 1998 restructuring plans are substantially complete as of December 31, 2000. The Company anticipates that actions under the 1999 restructuring plan will be substantially completed by the end of 2001.

                           BETZDEARBORN CANADA, INC.

11 PENSION AND OTHER POST-RETIREMENT BENEFITS

     The Company provides defined benefit pension and post-retirement benefit plans to employees. The following chart lists benefit obligations, plan assets, and funded status of the plans:

                                                                            OTHER POST-RETIREMENT
                                                       PENSION BENEFITS            BENEFITS
                                                      ------------------    ----------------------
                                                       2000       1999        2000         1999
                                                      -------    -------    ---------    ---------
                                                              (THOUSANDS OF U.S. DOLLARS)
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at January 1...................  $25,426    $24,858     $ 1,652      $ 1,634
  Service cost......................................    1,086      1,027          42           45
  Interest cost.....................................    1,994      1,800         115          112
  Assumption change.................................    1,371      1,493          --           --
  Translation difference............................     (876)    (2,731)        (52)         102
  Actuarial gain....................................      (20)        --         (61)        (183)
  Benefits paid from plan assets....................     (889)    (1,021)        (61)         (58)
                                                      -------    -------     -------      -------
Benefit obligation at December 31...................  $28,092    $25,426     $ 1,635      $ 1,652
                                                      =======    =======     =======      =======
CHANGE IN PLAN ASSETS
  Fair value of plan assets at January 1............  $34,825    $27,959     $    --      $    --
  Actual return on plan assets......................    1,856      5,605          --           --
  Company contributions.............................      841        727          61           58
  Translation difference............................   (1,128)     1,555          --           --
  Benefits paid from plan assets....................     (889)    (1,021)        (61)         (58)
                                                      -------    -------     -------      -------
Fair value of plan assets at December 31............  $35,505    $34,825     $    --      $    --
                                                      =======    =======     =======      =======
Funded status of the plans..........................  $ 7,413    $ 9,399     $(1,635)     $(1,652)
Unrecognized actuarial gain.........................   (1,922)    (4,107)       (292)        (240)
Unrecognized prior service cost.....................      269         --          --           --
Unrecognized net transition obligation..............      (26)        --       1,288        1,451
                                                      -------    -------     -------      -------
Prepaid (accrued) benefit cost......................  $ 5,734    $ 5,292     $  (639)     $  (441)
                                                      =======    =======     =======      =======
Assumptions as of December 31
  Weighted-average discount rate....................        7%         7%          7%         6.5%
  Expected return on plan assets....................        7%       7.5%        N/A          N/A
  Rate of compensation increase.....................        4%         4%          4%           4%
  Health-care trend rate............................      N/A        N/A           4%           4%
Funded status of plans in deficit position..........     (855)      (544)     (1,635)      (1,652)

                                                                            OTHER POST-RETIREMENT
                                                       PENSION BENEFITS            BENEFITS
                                                      ------------------    ----------------------
                                                       2000       1999        2000         1999
                                                      -------    -------    ---------    ---------
                                                              (THOUSANDS OF U.S. DOLLARS)
Service cost........................................  $ 1,086    $ 1,027     $    42      $    45
Interest cost.......................................    1,994      1,800         115          112
Return on plan assets (expected)....................   (2,688)    (2,132)         --           --
Amortization and deferrals..........................       16        112          --           --
Amortization of transition asset....................     (189)      (187)        120          118
                                                      -------    -------     -------      -------
Benefit cost........................................  $   219    $   620     $   277      $   275
                                                      =======    =======     =======      =======

                           BETZDEARBORN CANADA, INC.

  Other post-retirement benefits

     The nonpension post-retirement benefit plans are contributory health-care and life insurance plans. The assumed participation rate in these plans for future eligible retirees was 95% for health care and 95% for life insurance. A one-percentage point increase or decrease in the assumed health-care cost trend rate would increase or decrease the post-retirement benefit obligation by $172 thousand or $152 thousand, respectively, and would not have a material effect on aggregate service and interest cost components.

12 OTHER EXPENSE (INCOME)

     Other expense (income) consists of the following:

                                                              2000     1999
                                                              ----    -------
                                                               (THOUSANDS OF
                                                               U.S. DOLLARS)
Foreign exchange loss (gain)................................  $226    $  (927)
Miscellaneous expense (income)..............................   314       (339)
                                                              ----    -------
                                                              $540    $(1,266)
                                                              ====    =======

13 INCOME TAXES

     A summary of the components of the tax provision follows:

                                                               2000      1999
                                                              ------    ------
                                                               (THOUSANDS OF
                                                               U.S. DOLLARS)
Current.....................................................  $4,586    $  783
Deferred....................................................     776     1,902
                                                              ------    ------
Provision for income taxes..................................  $5,362    $2,685
                                                              ======    ======

     The deferred income tax liability at December 31 is comprised of:

                                                               2000      1999
                                                              ------    ------
                                                               (THOUSANDS OF
                                                               U.S. DOLLARS)
Accrued expenses............................................  $   90    $  741
                                                              ------    ------
  Gross deferred tax assets.................................      90       741
                                                              ------    ------
Depreciation................................................     906       990
Prepaid pension and post-retirement benefits................   1,599     1,402
Other.......................................................      34        78
                                                              ------    ------
  Gross deferred tax liabilities............................   2,539     2,470
                                                              ------    ------
  Total deferred income tax liability.......................  $2,449    $1,729
                                                              ======    ======

     A reconciliation of the Canadian statutory income tax rate to the effective rate is as follows:

                                                               2000      1999
                                                              ------    ------
Statutory income tax rate...................................   40.14%    40.54%
Minority interest in income.................................  (15.20)   (33.12)
Goodwill amortization.......................................   22.36     53.73
Non-deductible expenses.....................................    1.76      5.07
Large corporations tax......................................    1.64      3.43
Other.......................................................    0.01     (1.54)
                                                              ------    ------
Effective tax rate..........................................   50.71%    68.11%
                                                              ======    ======

                           BETZDEARBORN CANADA, INC.

14 INTERCOMPANY NOTES RECEIVABLE

     In addition to current receivables and payables with the Hercules Group, BDCI has intercompany notes receivable from the Hercules Group in the amount of $23.088 million (1999 -- $12.614 million), which is included in the net Hercules Group investment balance as of December 31, 2000 and 1999. The weighted average rate on the intercompany notes receivable was 10% in 2000 and 1999. The notes receivable are due on demand. Interest income earned on intercompany notes receivable for the year was $1,090 thousand (1999 -- $529 thousand).

15 NET HERCULES GROUP INVESTMENT

     Changes in net Hercules Group investment were as follows:

                                                              (THOUSANDS OF
                                                              U.S. DOLLARS)
Balance -- January 1, 1999..................................    $170,317
  Net loss..................................................      (1,964)
  Other comprehensive income................................      16,261
  Intercompany transactions -- net..........................      76,920
                                                                --------
Balance -- December 31, 1999................................     261,534
  Net income................................................       1,208
  Other comprehensive loss..................................      (8,897)
  Intercompany transactions -- net..........................      (9,505)
                                                                --------
Balance -- December 31, 2000................................    $244,340
                                                                ========

     The Company includes accumulated other comprehensive income (loss) in net Hercules Group investment. At December 31, 2000 and 1999, accumulated other comprehensive income included $4,842 thousand and $13,739 thousand, respectively, of foreign currency translation adjustments.

16 COMMITMENTS AND CONTINGENCIES

  Leases

     The Company has operating leases (including facilities, transportation, and data processing equipment) expiring at various dates. Rental expense was $2,474 thousand in 2000 and $2,379 thousand in 1999.

     At December 31, 2000, minimum rental payments under noncancelable leases aggregated $4,938, less subleases of $335. A significant portion of these payments relates to facilities and vehicles. The net minimum payments over the next five years are $2,188 thousand in 2001, $1,328 thousand in 2002, $798 thousand in 2003, $289 thousand in 2004 and $nil in 2005.

  Litigation

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2000 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

17 RELATED PARTY TRANSACTIONS

     BDCI has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and, therefore, may not necessarily reflect the result of arm's

                           BETZDEARBORN CANADA, INC.

length negotiations between independent parties. BDCI records sales with affiliates based on a cost-plus formula developed and agreed upon by both parties.

  Corporate and other cost allocations

     As discussed in note 1, the financial statements of BDCI reflect certain allocated support costs incurred by other entities in Hercules Group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, research and development overhead, investor relations and other corporate services. Allocations and charges included in BDCI's financial statements were based on either a direct cost pass-through for items directly identified as related to BDCI's activities, a percentage allocation for such services provided based on factors such as revenues, net assets, cost of sales or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in the statements of operations. Such allocations and corporate charges totalled $3,067 thousand and $5,738 thousand in 2000 and 1999, respectively.

  Royalties

     BDCI entered into a licence agreement in respect of the use of manufacturing formulations and specifications, which are developed and owned by affiliated companies. BDCI paid royalties in respect of this agreement of $5,998 thousand and $4,937 thousand in 2000 and 1999, respectively. The royalties are reflected in the other operating expense line item in the consolidated statements of operations.

  Purchases

     BDCI purchases products for resale in the normal course of business from affiliated companies. BDCI's purchases from affiliated companies were $7,056 thousand and $12,502 thousand in 2000 and 1999, respectively.

  Other

     BDCI reimburses affiliated companies for charges incurred on its behalf. These costs are reflected in the selling, general and administrative line item in the consolidated statements of income. The amount paid was $874 thousand and $58 thousand in 2000 and 1999, respectively. BDCI receives commissions for sales made on behalf of affiliated companies, which are reflected as a decrease to selling, general and administrative costs in the consolidated statements of operations. Total commissions earned from affiliates amounted to $422 thousand and $291 thousand in 2000 and 1999, respectively.

18 SUBSEQUENT EVENTS

     On May 1, 2001, Hercules completed the sale of the hydrocarbon resins business and select portions of the rosin resins business to a subsidiary of Eastman Chemical Company for which Hercules received proceeds of approximately $244 million. On May 31, 2001, Hercules completed the sale of the peroxides business to GEO Specialty Chemicals, Inc. for which Hercules received proceeds of approximately $92 million. BDCI had third party sales of $12.3 million in the resins businesses and $265 thousand in the peroxide business during the year ended December 31, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF
HERCULES INCORPORATED
WILMINGTON, DELAWARE

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of BetzDearborn Europe, Inc., a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

October 22, 2001

                           BETZDEARBORN EUROPE, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Sales to third parties......................................   $160,386      $176,145
Sales to Hercules Group.....................................     60,782        64,952
                                                               --------      --------
                                                                221,168       241,097
Cost of sales...............................................    134,438       142,608
Selling, general, and administrative expenses...............     55,405        63,242
Research and development....................................      2,782         3,931
Goodwill and intangible asset amortization..................      6,126         6,696
Other operating expenses, net (Note 13).....................     12,432        13,814
                                                               --------      --------
Profit from operations......................................      9,985        10,806
Equity in income of affiliated companies....................      3,716         3,104
Interest and debt expense (Note 14).........................      9,438         9,277
Other income (expense), net (Note 15).......................        998         1,666
                                                               --------      --------
Income before income taxes..................................      5,261         6,299
Provision for income taxes (Note 16)........................      2,300         6,609
                                                               --------      --------
Net income..................................................      2,961          (310)
Translation adjustments.....................................    (28,564)      (11,658)
                                                               --------      --------
Comprehensive loss..........................................   $(25,603)     $(11,968)
                                                               ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            BETZDEARBORN EUROPE INC

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents.................................  $  2,406     $  3,113
  Accounts receivable, net (Note 3).........................    44,476       47,247
  Inventories (Note 4)......................................    16,224       22,765
  Deferred income taxes (Note 16)...........................     1,716        5,481
                                                              --------     --------
     Total current assets...................................    64,822       78,606
                                                              --------     --------
  Property, plant, and equipment, net (Note 9)..............    53,382       62,749
  Investments in affiliates (Note 5)........................   152,468      145,921
  Goodwill and other intangible assets, net (Note 10).......   182,927      214,671
  Prepaid pension (Note 12).................................     7,785        6,011
  Deferred charges and other assets.........................     1,289          700
                                                              --------     --------
          Total assets......................................  $462,673     $508,658
                                                              ========     ========
LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
  Accounts payable..........................................  $ 17,511     $ 18,487
  Short-term debt (Note 6)..................................     5,730       10,382
  Accrued expenses (Note 9).................................    21,477       23,599
                                                              --------     --------
     Total current liabilities..............................    44,718       52,468
Deferred income taxes (Note 16).............................     5,411       11,197
Deferred credits and other liabilities......................        30           48
                                                              --------     --------
          Total liabilities.................................    50,159       63,713
Commitments and Contingencies (Note 17)
Net Hercules Group investment (Note 19)
  Accumulated other comprehensive losses....................   (54,068)     (25,504)
  Intercompany transactions.................................   466,582      470,449
                                                              --------     --------
          Net Hercules Group investment.....................   412,514      444,945
                                                              --------     --------
          Total liabilities and net Hercules Group
            investment......................................  $462,673     $508,658
                                                              ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.
                                       79

                            BETZDEARBORN EUROPE INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)...........................................   $  2,961      $   (310)
Adjustments to reconcile net income (loss) to net cash
  provided by operations:
  Depreciation and amortization of property, plant and
     equipment..............................................      7,037         6,538
  Amortization of goodwill and other intangible assets......      6,126         6,696
  Deferred Income Tax.......................................       (372)        1,869
  Loss on disposals.........................................         84            --
  Equity in income of affiliates............................     (3,716)       (3,104)
  Dividends from equity method investments..................         --         1,666
  Corporate and other cost allocations......................      3,940         7,530
  Accruals and deferrals of cash receipts and payments:
     Accounts receivable....................................     (1,215)        2,332
     Inventories............................................      4,638         1,912
     Accounts payable and accrued expenses..................        584        (7,881)
     Noncurrent assets and liabilities......................     (2,850)        3,199
     Net transfers from (to) Hercules Group.................     38,809       (13,632)
                                                               --------      --------
     Net cash provided by operations........................     56,026         6,815
                                                               --------      --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures, net of proceeds from sale.............     (3,123)        2,590
                                                               --------      --------
     Net cash (used in) provided by investing activities....     (3,123)        2,590
                                                               --------      --------
CASH FLOW FROM FINANCING ACTIVITIES:
Change in short-term debt...................................     (4,341)        9,843
Net transfers to Hercules Group.............................    (49,096)      (27,957)
                                                               --------      --------
     Net cash used in financing activities..................    (53,437)      (18,114)
                                                               --------      --------
Effect of exchange rate changes on cash.....................       (173)         (747)
                                                               --------      --------
Net decrease in cash and cash equivalents...................       (707)       (9,456)
Cash and cash equivalents at beginning of year..............      3,113        12,569
                                                               --------      --------
Cash and cash equivalents at end of year....................   $  2,406      $  3,113
                                                               ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (net of amount capitalized)......................   $  9,439      $  9,215
  Income taxes, net.........................................      4,622         6,948
Noncash investing and financing activities:
  Corporate and other cost allocations......................      3,940         7,530
  Corporate and other asset allocations.....................      4,609         3,551

   The accompanying notes are an integral part of the consolidated financial statements.

                            BETZDEARBORN EUROPE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     BetzDearborn Europe Inc. (the "Company") is a wholly owned subsidiary of BetzDearborn Inc. (immediate parent) ("BetzDearborn") and Hercules Incorporated (ultimate parent) ("Hercules"). Hercules and its wholly owned subsidiaries comprise the Hercules Group. The Company supplies engineered chemical treatment programs for water and process systems in industrial, commercial and institutional establishments, offering a range of products and services for preserving or enhancing productivity, reliability and efficiency in plant operations and in complying with environmental regulations.

     When Hercules acquired all of the outstanding shares of BetzDearborn Inc. on October 15, 1998 it paid $2,235 million in cash and $186 million in common stock exchanged for the shares held by the BetzDearborn ESOP Trust. The purchase price allocated to the Company and its subsidiaries was approximately $810 million. During 1999, Hercules completed the purchase price allocation and the final determination of goodwill was $1,822 million of which the amount attributable to the Company was approximately $204 million. These financial statements include the push down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant and equipment and their related amortization and depreciation adjustments.

     As a result of this acquisition, the Company, as a part of an effort by Hercules, entered into several internal reorganization transactions during 2000 and 1999. The transactions included the Company selling several of its investments in subsidiaries to Hercules affiliates, purchasing several investments in subsidiaries from Hercules affiliates, merging companies, and acquiring certain investments in Hercules group companies that are valued at cost. As all investments in this reorganization are under the common control of Hercules, these transactions have been accounted for in a manner similar to pooling of interests.

     Historically, separate company stand-alone financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries (including the Company) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These consolidated financial statements present the financial information of the Company, a collateral party to the Hercules debt, based on the Hercules' understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     The consolidated financial statements of the Company reflect certain allocated support costs incurred by the Hercules Group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's consolidated financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation method is reasonable. (See Note 18)

     A number of the Company's operating companies participate in Hercules Holding BV/BVBA's (a Hercules Group affiliate) centralized cash management system. Accordingly, cash received from operations may be transferred to Hercules on a periodic basis, and Hercules funds operational and capital requirements upon request.

                            BETZDEARBORN EUROPE INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries where control exists. Following the acquisition of BetzDearborn by Hercules in 1998, the Company continued BetzDearborn's practice of using a November 30 fiscal year end for certain former BetzDearborn non-U.S. subsidiaries to expedite the year end closing process. All intercompany transactions and profits have been eliminated.

  Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

  Research and Development Expenditures

     Research and development expenditures are expensed as incurred.

  Environmental Expenditures

     Environmental expenditures that pertain to current operations or future revenues are expensed or capitalized according to the Company's capitalization policy. Expenditures for remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and can be reasonably estimated.

  Cash and Cash Equivalents

     Cash in excess of operating requirements is invested in short-term, income producing instruments. Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short-term maturity of those instruments.

  Inventories

     Inventories are stated at the lower of cost or market. Inventories are valued on the average cost method.

  Property and Depreciation

     Property, plant, and equipment are stated at cost. The Company changed to the straight-line method of depreciation, effective January 1, 1991, for newly acquired processing facilities and equipment. Assets acquired before then continue to be depreciated by accelerated methods. The Company believes straight-line depreciation provides a better matching of costs and revenues over the lives of the assets. The estimated useful lives of depreciable assets are as follows: buildings -- 30 years; plant, machinery and equipment -- 15 years; other machinery and equipment -- 3 to 15 years.

                            BETZDEARBORN EUROPE INC.

     Maintenance, repairs, and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) is charged to income.

  Investments

     Investments in affiliated companies with a 20% or greater ownership interest in which the Company has significant influence are accounted for using the equity method of accounting. Accordingly, these investments are included in investments in affiliates on the Company's balance sheet and the income or loss from these investments is included in equity in (loss) income of affiliated companies in the Company's statement of income.

     Investments in affiliated companies in which the Company does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for using the cost method of accounting. Accordingly, these investments are included in investments in affiliates on the Company's balance sheet.

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

  Income Taxes

     Income tax expense in the accompanying consolidated financial statements has been computed assuming the Company filed separate income tax returns.

     The provisions for income taxes have been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

     The company provides taxes on undistributed earnings of subsidiaries and affiliates included in consolidated retained earnings to the extent such earnings are planned to be remitted and not re-invested permanently. The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or US income taxes has been made amounted to approximately $5,290 thousand and $1,853 thousand at December 31, 2000 and 1999, respectively. US and foreign income taxes that would be payable if such

                            BETZDEARBORN EUROPE INC.

earnings were distributed may be lower than the amount computed at the US statutory rate because of the availability of tax credits.

  Foreign Currency Translation and Transactions

     The accompanying consolidated financial statements are reported in U.S. dollars. The U.S. dollar is the functional currency for the Company. The translation of the functional currencies of the Company's subsidiaries into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheet date, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income, a separate component of net Hercules Group investment.

     Transactions in foreign currency are recorded at the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency at the exchange rates in effect at the balance sheet date. Revenues, costs and expenses are recorded using average exchange rates prevailing during the reporting periods. Gains or losses resulting from foreign currency transactions are included in the statement of income.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables and receivables from affiliated companies, which are included in the net Hercules Group investment in the consolidated balance sheet. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different industries and locations.

  Stock-based Compensation

     Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 (APB 25)). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied.

  Net Hercules Group Investment

     The Net Hercules Group Investment account reflects the balance of the Company's historical earnings, intercompany amounts, foreign currency translation and other transactions between the Company and the Hercules Group.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. The Company adopted SFAS 133 effective

                            BETZDEARBORN EUROPE INC.

January 1, 2001. The Company believes that the adoption of SFAS No. 133, as amended by SFAS 137 and 138, did not have a material effect on its earnings or statement of financial position.

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was effective October 1, 2000. Adoption of SAB 101 did not have a material effect on profit from operations.

     In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). For the Company, these statements will generally become effective January 1, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

     SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. The assessment of goodwill for impairment is a complex issue in which the Company must determine, among other things, the fair value of each defined reporting unit. It is, therefore, not possible at this time to predict the impact, if any, that the impairment assessment provisions of SFAS 142 will have on the Company's financial statements.

     In addition, in June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assts. SFAS 143 will become effective for the Company on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is currently in the process of evaluating the impact this standard will have on the Company's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

3. ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net, consists of:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Trade.......................................................   $39,830      $44,933
Other.......................................................     7,413        4,157
                                                               -------      -------
                                                                47,243       49,090
Less allowance for doubtful accounts........................    (2,767)      (1,843)
                                                               -------      -------
          Total.............................................   $44,476      $47,247
                                                               =======      =======

     Other accounts receivable mainly comprise VAT receivable.

                            BETZDEARBORN EUROPE INC.

4. INVENTORIES

     The components of inventories are:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Finished products...........................................   $ 9,876      $14,422
Materials, supplies, and work in process....................     6,348        8,343
                                                               -------      -------
          Total.............................................   $16,224      $22,765
                                                               =======      =======

5. INVESTMENTS

     The Company has various equity investments in companies, as described below. Summarized financial information for these equity affiliates at December 31, and for the years then ended is as follows:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Current assets..............................................  $ 26,497     $ 32,009
Non-current assets..........................................   210,711      214,308

Current liabilities.........................................  $ 23,481     $ 35,630
Non-current liabilities.....................................    25,113       31,622

Net sales...................................................  $ 62,348     $ 62,860
Gross profit................................................    18,142       17,930
Net earnings................................................     8,393        6,699

     At December 31, 2000, the Company's equity investments consist of a 38.97% ownership of Hercules Quimica S.A., a Hercules affiliate, a 50% ownership of BL Technologies, a Hercules affiliate and a 19.75% ownership of Hercules de Colombia S.A., a Hercules affiliate. The Company's carrying value for these investments at December 31, 2000 and 1999 equals its share of the underlying equity in net assets of the respective affiliates. Dividends paid to the Company from its equity investees were $1,666 thousand during 1999. No dividends were received by the Company from equity investees in 2000. Each of these entities operates in lines of business similar to the Company, supplying engineered chemical treatment programs for water and process systems in industrial, commercial and institutional establishments. The Company's cost investment consists of a 7.5% ownership of Hercules International Limited, a Hercules affiliate.

6. SHORT-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

     Short-term debt of $5,730 thousand and $10,382 thousand at December 31, 2000 and 1999, respectively, consists of bank borrowings primarily representing foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period.

     Short-term debt with affiliates of $26,856 thousand and $31,668 thousand at December 31, 2000 and 1999, respectively, is recorded in Net Hercules Group Investment in the consolidated balance sheet and is generally payable on demand with interest at various rates.

     At December 31, 2000 and 1999, the Company had $28,300 thousand and $7,500 thousand, respectively, of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds.

                            BETZDEARBORN EUROPE INC.

     Weighted-average interest rates on all third party and affiliate short-term borrowings at December 31, 2000 and 1999 were 6.3% and 6.8%, respectively.

7. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

     Long-term debt with affiliates at December 31, 2000 and 1999, which is recorded in Net Hercules Group Investment in the consolidated balance sheet, is summarized as follows:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSAND)
7.11% variable rate affiliate note..........................  $ 45,195     $ 51,558
4.81% variable rate affiliate note..........................    27,063       30,724
6.00% variable rate affiliate note..........................    26,278       31,220
7.56% variable rate affiliate note..........................     5,022        5,729
7.99% variable rate affiliate note..........................     2,196        2,442
4.81% variable rate affiliate note..........................     1,766        1,947
8.47% variable rate affiliate note..........................        --        1,131
3.70% variable rate affiliate note..........................        --          804
10.00% variable rate affiliate note.........................        --           77
                                                              --------     --------
Less current maturities.....................................        --           --
                                                              --------     --------
     Total..................................................  $107,520     $125,632
                                                              ========     ========

     All of the long-term debt with the Hercules Group has maturity dates after 2005. The fair values of the Company's long-term debt was $107,520 at December 31, 2000, and $125,632 and at December 31, 1999. The Company believes that the carrying value of long-term debt borrowings approximates fair value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

8. LONG-TERM INCENTIVE COMPENSATION PLANS

     The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

     The Hercules long-term incentive compensation plans place a great emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 491,488 and 926,689 at December 31, 2000 and 1999, respectively.

     At December 31, 2000, under Hercules' incentive compensation plans, 1,847,855 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

                            BETZDEARBORN EUROPE INC.

     Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

     The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2000 and 1999.

     Below is a summary of outstanding stock option grants under the incentive compensation plans during 2000 and 1999:

                                            REGULAR                  PERFORMANCE-ACCELERATED
                                 -----------------------------    -----------------------------
                                 NUMBER OF    WEIGHTED-AVERAGE    NUMBER OF    WEIGHTED-AVERAGE
                                  SHARES           PRICE           SHARES           PRICE
                                 ---------    ----------------    ---------    ----------------
January 1, 1999................   17,750           $40.27              --               --
  Granted......................   25,250           $37.73           1,350           $37.56
  Exercised....................       --               --              --               --
  Forfeited....................       --               --              --               --
                                  ------           ------           -----           ------
December 31, 1999..............   43,000           $38.78           1,350           $37.56
  Granted......................    3,850           $17.25              --               --
  Exercised....................       --               --              --               --
  Forfeited....................       --               --              --               --
                                  ------           ------           -----           ------
December 31, 2000..............   46,850           $37.01           1,350           $37.56

     The weighted-average fair value of regular stock options granted during 2000 and 1999 was $8.85 and $8.26, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999 was $8.01.

     Following is a summary of regular stock options exercisable at December 31, 2000 and 1999, and their respective weighted-average share prices:

                                                            NUMBER OF    WEIGHTED-AVERAGE
OPTIONS EXERCISABLE                                          SHARES       EXERCISE PRICE
-------------------                                         ---------    ----------------
December 31, 1999.........................................   13,540           $39.91
December 31, 2000.........................................   27,520           $39.25

     There were no performance-accelerated stock options exercisable at December 31, 2000 and 1999.

                            BETZDEARBORN EUROPE INC.

     Following is a summary of stock options outstanding at December 31, 2000:

                                         OUTSTANDING OPTIONS
                         ----------------------------------------------------          EXERCISABLE OPTIONS
                                              WEIGHTED-                          --------------------------------
                             NUMBER            AVERAGE           WEIGHTED-           NUMBER          WEIGHTED-
                         OUTSTANDING AT       REMAINING           AVERAGE         EXERCISABLE         AVERAGE
EXERCISE PRICE RANGE        12/31/00       CONTRACTUAL LIFE    EXERCISE PRICE     AT 12/31/00      EXERCISE PRICE
--------------------     --------------    ----------------    --------------    --------------    --------------
REGULAR STOCK OPTIONS
$12 - $20..............       3,850              9.13              $17.25                --                --
$30 - $40..............      41,350              7.67              $38.42            26,200            $38.82
$40 - $50..............       1,650              7.35              $47.81             1,320            $47.81
                             ------                                                  ------
                             46,850                                                  27,520
                             ======                                                  ======
PERFORMANCE-ACCELERATED
  STOCK OPTIONS
$14 - $40..............       1,350              8.34              $37.56                --                --
                             ======                                                  ======

     The Company currently expects that 100% of performance-accelerated stock options will eventually vest.

     The Company's employees may also participate in the Hercules Employee Stock Purchase Plan ("ESPP"). The ESPP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 202,139 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 2000 and 1999, were 1,597,861 and 949,464, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

     Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

     The following weighted-average assumptions would be used in estimating fair value for 2000 and 1999:

                                                              PERFORMANCE       EMPLOYEE STOCK
ASSUMPTION                                  REGULAR PLAN    ACCELERATED PLAN    PURCHASE PLAN
----------                                  ------------    ----------------    --------------
Dividend yield............................          2%              3.4%              0.0%
Risk-free interest rate...................       5.88%             5.38%             5.41%
Expected life.............................  7.1 yrs...            5 yrs.            3 mos.
Expected volatility.......................      29.20%            27.31%            44.86%

     The Company's net income for 2000 and 1999 would approximate the pro forma amounts below:

                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Net income
  As reported...............................................   $2,961        $ (310)
  Pro forma.................................................   $2,885        $ (370)

                            BETZDEARBORN EUROPE INC.

9. ADDITIONAL BALANCE SHEET DETAIL

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Property, plant, and equipment
  Land......................................................  $  5,221     $  6,037
  Buildings and equipment...................................    77,036       79,905
  Construction in progress..................................        --        1,717
                                                              --------     --------
          Total.............................................    82,257       87,659
Accumulated depreciation and amortization...................   (28,875)     (24,910)
                                                              --------     --------
  Net property, plant, and equipment........................  $ 53,382     $ 62,749
                                                              ========     ========
Accrued expenses
  Payroll and employee benefits.............................  $  1,432     $  6,256
  Income taxes payable......................................     6,386        1,372
  Restructuring.............................................     2,989        4,353
  Other.....................................................    10,670       11,618
                                                              --------     --------
                                                              $ 21,477     $ 23,599
                                                              ========     ========

10. GOODWILL AND OTHER INTANGIBLE ASSETS

     At December 31, 2000 and 1999, the goodwill and other intangible assets were:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Goodwill....................................................  $191,224     $217,419
Other intangibles...........................................     6,882        7,532
                                                              --------     --------
Total.......................................................   198,106      224,951
Less accumulated amortization...............................   (15,179)     (10,280)
                                                              --------     --------
     Net goodwill and other intangible assets...............  $182,927     $214,671
                                                              ========     ========

     Goodwill and other intangible assets primarily represent amounts capitalized from the Hercules acquisition of BetzDearborn (Note 1).

11. RESTRUCTURING

     The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs, primarily related to the plans initiated upon the creation of the European Shared Service Center in 1997 and the acquisition of BetzDearborn in 1998. In the fourth quarter of 2000, we committed to a plan relating to the restructuring of several entities. This resulted in the addition in severance benefits to the accrued liability. As a result of these plans, we estimate approximately 113 employees will be terminated, of which approximately 96 employee terminations have occurred since inception of the aforementioned plans. These employees come from various parts of the business, including but not limited to manufacturing, support functions and research.

     Pursuant to the plans in place to merge the operations of BetzDearborn with Hercules and to rationalize the support infrastructure and other existing operations, facilities were closed and approximately 82 employees were terminated during 1999. Cash payments for the year included $9.0 million for severance benefits and other exit costs. At the same time, we lowered the estimates of severance benefits related to the implementation of the shared service center by $304 thousand due to a suspension of implementations.

                            BETZDEARBORN EUROPE INC.

     In 2000, 14 employees were terminated and $2.5 million of cash was paid in severance benefits and other exit costs. The estimate for the remaining plans was decreased by $444 thousand against goodwill due to lower than planned severance benefits as the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits. The estimate for the plans related to the shared services center were decreased by $626 thousand against operating expense.

     Severance benefits payments are based on years of service and generally continue for 3 months to 24 months subsequent to termination. We expect to substantially complete remaining actions under the plans in 2001. A reconciliation of activity with respect to the liabilities established for these plans, which is included in accrued expenses in the consolidated balance sheet, is as follows:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of year................................   $ 4,353      $11,721
Cash payments...............................................    (2,459)      (9,028)
Additional termination benefits and exit costs..............     2,165        1,964
Reversals against goodwill..................................      (444)          --
Reversals against earnings..................................      (626)        (304)
                                                               -------      -------
Balance at end of year......................................   $ 2,989      $ 4,353
                                                               =======      =======

12. PENSIONS

     The Company has a number of defined benefit pension plans in Europe, covering substantially all employees. The following chart lists benefit obligations, plan assets, and funded status of the plans.

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at January 1...........................   $75,968      $78,457
  Service cost..............................................     2,092        2,313
  Interest cost.............................................     4,189        4,326
  Amendments................................................        12           --
  Employee contributions....................................       760          624
  Translation difference....................................    (6,872)      (2,855)
  Actuarial loss (gain).....................................     3,154       (4,532)
  Benefits paid from plan assets............................    (1,992)      (2,365)
                                                               -------      -------
Benefit obligation at December 31...........................   $77,311      $75,968
                                                               =======      =======

                            BETZDEARBORN EUROPE INC.

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
CHANGE IN PLAN ASSETS
  Fair value of plan assets at January 1....................    89,389       80,011
  Actual return on plan assets..............................     5,143       13,622
  Employee contributions....................................       760          624
  Company contributions (refund)............................     1,789          446
  Actuarial loss (gain).....................................    (1,748)          --
  Translation difference....................................    (6,112)      (2,949)
  Benefits paid from plan assets............................    (1,992)      (2,365)
                                                               -------      -------
  Fair value of plan assets at December 31..................   $87,229      $89,389
                                                               =======      =======
Funded status of the plans..................................     9,918       13,421
Unrecognized actuarial gain.................................    (2,176)      (7,316)
Unrecognized prior service cost.............................       217           76
Unrecognized net transition obligation......................        --         (170)
Plan amendments.............................................      (174)          --
                                                               -------      -------
Prepaid benefit cost........................................   $ 7,785      $ 6,011
                                                               =======      =======
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
  CONSIST OF:
                                                               -------      -------
  Prepaid benefit cost......................................   $ 7,785      $ 6,011
                                                               =======      =======
ASSUMPTIONS AS OF DECEMBER 31
  Weighted-average discount rate............................      6.50%        6.00%
  Expected return on plan assets............................      7.00%        7.00%

     COMPONENTS OF NET PERIOD PENSION COST

                                                               PENSION BENEFITS
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Service cost................................................  $ 2,092    $ 2,313
Interest cost...............................................    4,189      4,326
Return on plan assets (expected)............................   (6,291)    (5,912)
Amortization and deferrals..................................     (384)       269
Amortization of transition asset............................     (160)      (185)
                                                              -------    -------
Benefit (credit) cost.......................................  $  (554)   $   811
                                                              =======    =======

     During 1999 and up to March 1, 2000, the Company's Belgian employees participated in a multi-employer pension fund, which was administered by an affiliated company. Contribution amounts for this fund were $63 thousand and $427 thousand in 2000 and 1999, respectively and were allocated to the Company by the Plan administrator.

     On March 1, 2000, the Company terminated its participation in the multi-employer pension fund and primarily all Belgian employees were transferred into a Company sponsored defined contribution plan on that date. The Company's cost of the defined contribution plan for the period March 1, 2000 through December 31, 2000 was $248 thousand.

                            BETZDEARBORN EUROPE INC.

13. OTHER OPERATING EXPENSES, NET

     Other operating expenses, net, in 2000 include Hercules Group affiliate royalty costs totaling $10,993 thousand, restructuring costs totaling $1,539 thousand, and foreign currency gains totaling $100 thousand.

     Other operating expenses, net, in 1999 include Hercules Group affiliate royalty costs totaling $11,764 thousand, restructuring costs totaling $1,660 thousand and foreign currency losses totaling $390 thousand.

14. INTEREST AND DEBT EXPENSE

     No interest and debt costs were capitalized during 1999 and 2000. The costs incurred are presented separately in the consolidated statement of income.

15. OTHER INCOME (EXPENSE), NET

     Other income (expense), net, consists of the following:

                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Interest income, net........................................   $  359        $1,629
Miscellaneous income, net...................................      639            37
                                                               ------        ------
                                                               $  998        $1,666
                                                               ======        ======

16. INCOME TAXES

     The domestic and foreign components of income before taxes are presented below:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Domestic....................................................   $(3,779)     $(1,816)
Foreign.....................................................     9,040        8,115
                                                               -------      -------
                                                               $ 5,261      $ 6,299
                                                               =======      =======

     A summary of the components of the tax provision follows:

                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Current
  Domestic..................................................   $    --       $1,478
  Foreign...................................................     2,672        3,262
Deferred
  Domestic..................................................    (1,357)          --
  Foreign...................................................       985        1,869
                                                               -------       ------
Provision for income taxes..................................   $ 2,300       $6,609
                                                               =======       ======

                            BETZDEARBORN EUROPE INC.

     Deferred tax (liabilities) assets at December 31 consist of:

                                                                2000          1999
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
Depreciation................................................   $(4,678)     $ (5,029)
Intangible asset revaluation................................    (1,357)       (1,548)
Fixed asset revaluation.....................................    (1,181)       (1,442)
Pension.....................................................    (2,061)       (1,708)
Other.......................................................        --          (707)
                                                               -------      --------
Gross deferred tax liabilities..............................    (9,277)      (10,434)
                                                               -------      --------
Loss carryforwards..........................................   $ 2,057      $  1,140
Business transfer revenue...................................        --         1,542
Restructuring expenses......................................     1,580         2,050
Intangible asset............................................     1,385            --
Other.......................................................       737           349
                                                               -------      --------
Gross deferred tax assets...................................     5,759         5,081
                                                               -------      --------
Valuation allowance.........................................      (177)         (363)
                                                               -------      --------
                                                               $(3,695)     $ (5,716)
                                                               =======      ========

     A reconciliation of the statutory income tax rate to the effective rate follows:

                                                              2000     1999
                                                              -----    -----
Statutory income tax rate...................................   35.0%    35.0%
Goodwill amortization.......................................   39.7%    47.2%
Nondeductible expenses......................................    7.2%     7.4%
Tax rate differences on subsidiary earnings.................   (5.5)%   (9.1)%
Income from equity investments in affiliates................  (24.7)%  (17.3)%
Cash dividends received from equity investments in
  affiliates................................................     --      9.3%
Change in tax contingency accrual...........................   (8.9)%   (2.5)%
Foreign dividends, net of credits...........................    0.0%    33.5%
Other.......................................................    0.9%     1.4%
                                                              -----    -----
Effective tax rate..........................................   43.7%   104.9%
                                                              =====    =====

     The net operating losses have carryforward periods ranging from 10 years to indefinite, but may be limited in their use in any given year.

17. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $4,267 thousand in 2000 and $6,043 thousand in 1999.

     At December 31, 2000, minimum rental payments under noncancelable leases aggregated $5,588 thousand. The net minimum payments over the next five years are $2,396 thousand in 2001, $1,931 thousand in 2002, $906 thousand in 2003, $354 thousand in 2004, and $1 thousand in 2005.

                            BETZDEARBORN EUROPE INC.

  Litigation

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2000 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

  Environmental

     The Company has potential liability in connection with obligations to authorities of various EU countries in which it has manufacturing facilities, and to private parties pursuant to contract, for the cost of environmental investigation and/or cleanup at several sites. Potential costs will depend upon numerous factors, including the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities and private parties; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 years.

     The Company becomes aware of its obligations relating to sites in which it may have liability for the costs of environmental investigations and/or remedial activities through correspondence from government authorities, or through correspondence from companies with which the Company has contractual obligations, who either request information or notify us of our potential liability. We have established procedures for identifying environmental issues at our plant sites. In addition to environmental audit programs, we have environmental coordinators who are familiar with environmental laws and regulations and act as a resource for identifying environmental issues.

     Testing performed at the Herentals plant in Belgium in December 2000 for soil pollution, indicated that the soil is polluted. The Company will potentially be responsible for remediation activities. Testing is currently being performed to determine the extent of remediation activities required, if any.

     At this moment no accrual is included in the balance sheet as of December 31, 2000, as a reliable estimate of the remediation costs cannot be made.

18. RELATED PARTY TRANSACTIONS

     The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of a Hercules Group/subsidiary relationship and therefore may not necessarily reflect the result of arm's-length negotiations between independent parties. All transactions described below are eliminated on consolidation of Hercules.

     Intercompany borrowing and interest: The Company has intercompany loans with Hercules affiliated entities. The loans with affiliates are presented in Net Hercules Group Investment in the consolidated balance sheet. Interest paid to affiliated entities was $8,490 thousand and $8,924 thousand in 2000 and 1999, respectively.

     Corporate, regional and other allocations: As discussed in Note 1, the consolidated financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's consolidated financial statements were based either on a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, cost of sales; or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in the consolidated statement of income. Such allocations and corporate charges totaled approximately $9,494 thousand and $12,295 thousand in 2000 and 1999, respectively.

                            BETZDEARBORN EUROPE INC.

     Sales to affiliates: The Company sells raw material and finished goods inventory in the normal course of business to affiliated companies. The Company's revenues from sales to affiliated companies are presented separately in the consolidated statement of income.

     Purchases from affiliates: The Company purchases in the normal course of business raw material and finished goods inventory from affiliated companies. The Company's purchases of inventory from affiliated companies is reflected in costs of sales in the consolidated statement of income and totaled $34,688 thousand and $40,153 thousand in 2000 and 1999, respectively.

     Royalties: The Company entered into a license agreement in respect of the use of manufacturing formulations and specifications developed and owned by an affiliated entity. Total royalties accrued in respect of this agreement are included in the other operating expense line item in the consolidated statement of income and totaled $10,993 thousand and $11,764 thousand in 2000 and 1999, respectively.

19. NET HERCULES GROUP INVESTMENT

     Changes in Net Hercules Group Investment were as follows:

                                                              (DOLLARS IN THOUSANDS)
Balance, December 31, 1998..................................         $483,857
  Net loss..................................................             (310)
  Other comprehensive loss..................................          (11,658)
  Intercompany transactions, net............................          (26,944)
                                                                     --------
Balance, December 31, 1999..................................          444,945
  Net income................................................            2,961
  Other comprehensive loss..................................          (28,564)
  Intercompany transactions, net............................           (6,828)
                                                                     --------
Balance, December 31, 2000..................................          412,514

     The Company includes accumulated other comprehensive income in Net Hercules Group Investment. At December 31, 2000 and 1999, accumulated other comprehensive income consisted only of foreign currency translation adjustments.

20. SUBSEQUENT EVENTS

     On May 1, 2001, Hercules completed the sale of its hydrocarbon resins divisions and select portions of its rosin resins divisions to Eastman Chemical Company. In addition, on May 31, 2001, Hercules completed the sale of its peroxy chemicals business to GEO Specialty Chemicals, Inc.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
  Wilmington, Delaware

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of BetzDearborn Inc., a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
October 24, 2001

                               BETZDEARBORN INC.

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Sales to third parties......................................   $1,170       $1,203
Sales to Hercules Group.....................................      108           69
                                                               ------       ------
                                                                1,278        1,272
Cost of sales...............................................      632          588
Selling, general, and administrative expenses...............      404          423
Corporate and other cost allocations........................       27           19
Research and development....................................       20           36
Goodwill and intangible asset amortization..................       71           70
Other operating expenses, net (Note 14).....................       22           11
                                                               ------       ------
Profit from operations......................................      102          125
Equity income (loss) of affiliated companies................       --           --
Interest expense, net.......................................       30           37
Other expense, net (Note 16)................................        2           --
                                                               ------       ------
Income before income taxes and minority interest............       70           88
Provision for income taxes (Note 19)........................       40           51
                                                               ------       ------
Income before minority interest.............................       30           37
Minority interest...........................................        5            4
                                                               ------       ------
Net income..................................................       25           33
Translation adjustments.....................................      (46)         (47)
                                                               ------       ------
Comprehensive loss..........................................   $  (21)      $  (14)
                                                               ======       ======

   The accompanying notes are an integral part of the consolidated financial statements.

                               BETZDEARBORN INC.

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
ASSETS
Current assets
  Cash and cash equivalents.................................   $   21       $   32
  Accounts receivable, net (Note 3).........................      215          259
  Miscellaneous receivable..................................       15           70
  Inventories (Note 4)......................................       91          121
  Deferred income taxes (Note 19)...........................       20           53
                                                               ------       ------
     Total current assets...................................      362          535
                                                               ------       ------
Property, plant, and equipment, net (Note 9)................      304          370
Investments in affiliates (Note 5)..........................      156          156
Goodwill and other intangible assets, net (Note 10).........    2,102        2,238
Prepaid pension (Note 13)...................................       13           11
Deferred charges and other assets...........................       57           28
                                                               ------       ------
     Total assets...........................................   $2,994       $3,338
                                                               ======       ======
LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
  Current income tax liability..............................   $   62       $   73
  Accounts payable..........................................       69           71
  Short-term debt (Note 6)..................................       26           27
  Accrued expenses (Note 9).................................       93          195
                                                               ------       ------
     Total current liabilities..............................      250          366
Long term debt (Note 7).....................................      181          188
Deferred income taxes (Note 19).............................      262          277
Pension and other postretirement benefits (Note 13).........       34           31
Deferred credits and other liabilities......................        8           17
                                                               ------       ------
     Total liabilities......................................      735          879
Commitments and contingencies (Note 17).....................       --           --
Minority Interest...........................................       23           26
Net Hercules Group Investment (Note 15)
  Accumulated other comprehensive loss......................      (77)         (31)
  Intercompany transactions, net............................    2,313        2,464
                                                               ------       ------
     Total Net Hercules Group Investment....................    2,236        2,433
                                                               ------       ------
     Total liabilities and Net Hercules Group Investment....   $2,994       $3,338
                                                               ======       ======

                 The accompanying notes are an integral part of
                     the consolidated financial statements

                               BETZDEARBORN INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income..................................................   $  25         $  33
Adjustments to reconcile net income to net cash provided by
  operations:
  Depreciation..............................................      48            45
  Amortization..............................................      71            70
  Loss on disposal..........................................       3            --
  Deferred income taxes.....................................      19             9
  Minority Interest.........................................       5             4
  Corporate and other cost allocations......................      27            19
  Other noncash charges (income)............................       5            (2)
  Accruals and deferrals of cash receipts and payments:
    Accounts and miscellaneous receivables..................      91           (65)
    Inventories.............................................      30             8
    Accounts payable and accrued expenses...................     (66)           12
    Noncurrent assets and liabilities.......................     (67)           (6)
    Transfers to/from Hercules Group from operations........     (97)           12
                                                               -----         -----
       Net cash provided by operations......................      94           139
                                                               -----         -----
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures........................................     (27)          (28)
Proceeds from fixed asset disposals.........................      13             9
Other, net..................................................     (13)          (10)
                                                               -----         -----
       Net cash used in investing activities................     (27)          (29)
                                                               -----         -----
CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds.....................................       6            --
Long-term debt repayments...................................      (9)          (82)
Changes in short-term debt..................................      (2)           16
Transfers to/from Hercules Group............................     (75)          (33)
                                                               -----         -----
       Net cash used in financing activities................     (80)          (99)
                                                               -----         -----
Effect of exchange rate changes on cash.....................       2            (4)
                                                               -----         -----
Net (decrease) increase in cash and cash equivalents........     (11)            7
Cash and cash equivalents at beginning of year..............      32            25
                                                               -----         -----
Cash and cash equivalents at end of year....................   $  21         $  32
                                                               =====         =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................   $  29         $  37
  Income taxes, net.........................................      34            14
Non-cash financing activities:
  Corporate and other lost allocations......................      27            19

   The accompanying notes are an integral part of the consolidated financial statements.

                               BETZDEARBORN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     BetzDearborn Inc. ("BetzDearborn" or the "Company") is a wholly owned subsidiary of Hercules Incorporated ("Hercules"). The Company is a global engineered specialty chemical company engaged in the treatment of water and industrial process systems operating in a wide variety of industrial and commercial applications with particular emphasis on the chemical, petroleum refining, paper, food processing, automotive, steel and power industries.

     On October 15, 1998, Hercules acquired all of the outstanding shares of the Company for $2,235 million in cash and $186 million in common stock exchanged for the shares held by the BetzDearborn ESOP Trust. The shares were valued using the quoted market price of the stock at the time of exchange. In addition, Hercules assumed debt with a fair value of $117 million and repaid $557 million of other long-term debt held by the Company.

     During 1999, Hercules completed the purchase price allocation and the final determination of goodwill was $1,822 million. Goodwill is determined as follows:

                                                              (DOLLARS IN
                                                               MILLIONS)
                                                              -----------
Cash paid, including transaction costs......................    $2,235
Common stock exchanged for ESOP trust shares................       186
Fair value of debt assumed..................................       117
Payment of BetzDearborn long-term debt......................       557
                                                                ------
                                                                $3,095
Less: Fair value of identifiable net assets acquired........     1,143
      Purchased in-process research and development.........       130
                                                                ------
      BetzDearborn goodwill as of the date of acquisition...    $1,822
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

     As of the acquisition date, Hercules began to formulate plans to combine the operations of the Company and Hercules. Hercules formed a program office, engaged outside consultants and established several functional integration teams to formulate and implement the plan and capture anticipated synergies. At December 31, 1998, Hercules had identified and approved various actions such as personnel reductions, consolidation of operations and support functions, closure of redundant facilities and relocation of former BetzDearborn employees. Accordingly, the Company included a $98 million liability as part of the purchase price allocation. The liability included approximately $74 million related to employee termination benefits and $24 million for office and facility closures, relocation of former BetzDearborn employees and other related exit costs (see Note 11).

     As a result of this acquisition the Company, as a part of a effort by Hercules, entered into several internal reorganization transactions during 1999 and 2000. The transactions included the Company selling several of its investments in subsidiaries to Hercules affiliates, purchasing several investments in subsidiaries from Hercules affiliates, merging companies, and acquiring certain investments in Hercules group companies that are valued at cost. As all investments in this reorganization are under the common control of Hercules, these transactions have been accounted for in a manner similar to pooling of interests.

                               BETZDEARBORN INC.

     Separate company stand-alone financial statements were not prepared for the Company since its acquisition and subsequent reorganization within Hercules. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock and partnership and member interests of substantially all of Hercules' domestic subsidiaries (including the Company) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information on the Company, a collateral party to the Hercules debt, based on Hercules' understanding of Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     The Company participates in Hercules' centralized cash management system. Accordingly, cash received from Company operations is transferred to Hercules on a periodic basis, and Hercules funds all operational and capital requirements.

     The consolidated financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation methods are reasonable.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries where control exists. Following the acquisition of the Company by Hercules, the Company continued its practice of using a November 30 fiscal year-end for certain non-U.S. subsidiaries to expedite the year-end closing process. All intercompany transactions and profits have been eliminated.

USE OF ESTIMATES

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

ENVIRONMENTAL EXPENDITURES

     Environmental expenditures that pertain to current operations or future revenues are expensed or capitalized according to the Company's capitalization policy. Expenditures for remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and can be reasonably estimated.

                               BETZDEARBORN INC.

CASH AND CASH EQUIVALENTS

     Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

INVENTORIES

     Inventories are stated at the lower of cost or market. Domestic inventories are valued predominantly on the last-in, first-out (LIFO) method. Foreign and certain domestic inventories, which in the aggregate represent 45% of total inventories at December 31, 2000, are valued principally at standard cost, which approximates the average cost method.

PROPERTY AND DEPRECIATION

     Property, plant, and equipment are stated at cost and depreciated using the straight-line method. The estimated useful lives of depreciable assets are as follows: buildings -- 30 years; plant, machinery and equipment -- 15 years; other machinery and equipment -- 3 to 15 years.

     Maintenance, repairs, and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) is charged to income.

INVESTMENTS

     Investments in affiliated companies with a greater than 20% or 50% or less ownership interest are accounted for using the equity method of accounting. Accordingly, these investments are included in investments in affiliates on the Company's balance sheet and the income or loss from these investments is included in equity income (loss) of affiliated companies in the Company's statement of income.

     Investments in affiliated companies in which the Company does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for using the cost method of accounting. Accordingly, these investments are included in investments in affiliates on the Company's balance sheet.

GOODWILL

     Goodwill and other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for goodwill, customer relationships, and trademarks and tradenames and 5 to 15 years for other intangible assets.

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

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due

                               BETZDEARBORN INC.

to the Company's large number of customers and their dispersion across many different industries and locations.

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

     The Company used interest rate swap agreements to manage interest costs and risks associated with changing rates. The differential to be paid or received is accrued as interest rates change and is recognized in interest expense over the life of the agreements. Counter parties to the forward exchange, currency swap, and interest rate swap contracts are major financial institutions. Credit loss from counter party nonperformance is not anticipated. During 2000 the interest rate swap portfolio was terminated due to the conversion of foreign denominated debt to U.S. dollar denominated debt and a debt restructing that replaced variable rate debt with fixed rate debt.

STOCK-BASED COMPENSATION

     Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 (APB 25)). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied.

COMPUTER SOFTWARE COSTS

     Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). The Company's prior accounting was generally consistent with the requirements of SOP 98-1 and, accordingly, adoption of SOP 98-1 had no material effect. Computer software costs are being amortized over a period of 5 to 10 years.

INCOME TAXES

     The Company's operations have since acquisition been included in the consolidated income tax returns filed by its parent. Income tax expense in the accompanying financial statements has been computed assuming the Company filed separate income tax returns. Differences between this calculation of income taxes currently payable and consolidated amounts reported in the consolidated financial statements of the parent have been reflected as net Hercules Group investment.

                               BETZDEARBORN INC.

RESEARCH AND DEVELOPMENT

     Research and development expenditures are expensed as incurred.

NET HERCULES GROUP INVESTMENT

     The net Hercules Group investment account reflects the balance of the Company's historical earnings, intercompany amounts, income taxes, taxes accrued and deferred, post-employment liabilities, foreign currency translation and other transactions between the Company and the Hercules Group.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on its earnings or statement of financial position.

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was to be effective October 1, 2000. Adoption of SAB 101 did not have a material effect on our profit from operations.

     In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). For The Company, these statements will generally become effective January 1, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

     SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. The Company is currently in the process of conducting an assessment of the actual impact of the non-amortization provision of SFAS 142. The assessment of goodwill for impairment is a complex issue in which the Company must determine, among other things, the fair value of each defined component of its reporting units. It is, therefore, not possible at this time to predict the impact, if any, that the impairment assessment provisions of SFAS 142 will have on the Company's financial statements.

     In addition, in June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assts. SFAS 143 will become effective for the Company in January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement

                               BETZDEARBORN INC.

are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

3. ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net, consists of:

                                                              2000    1999
                                                              ----    ----
                                                              (DOLLARS IN
                                                               MILLIONS)
Trade.......................................................  $233    $269
Less allowance for doubtful accounts........................   (18)    (10)
                                                              ----    ----
Total.......................................................  $215    $259
                                                              ====    ====

4. INVENTORIES

     The components of inventories are:

                                                              2000    1999
                                                              ----    ----
                                                              (DOLLARS IN
                                                               MILLIONS)
Finished products...........................................  $54     $ 74
Materials, supplies and work in process.....................   37       47
                                                              ---     ----
Total.......................................................  $91     $121
                                                              ===     ====

     Inventories valued on the LIFO method were the same as if valued under the average-cost method, which approximates current cost, at December 31, 2000, and were lower than if valued under the average cost method at December 31, 1999 by $1 million.

5. INVESTMENTS

     Total investments in affiliated companies were as follows:

                                                              2000    1999
                                                              ----    ----
                                                              (DOLLARS IN
                                                               MILLIONS)
Investment in Hercules International Limited................  $137    $137
Investment in Hercules Quimica SA...........................    19      19
                                                              ----    ----
Total.......................................................  $156    $156
                                                              ====    ====

     At December 31, 2000 the Company's equity investment consist of a 38.97% ownership of Hercules Quimica S.A., a Hercules affiliate, and a 16% ownership of Hercules International Limited, a Hercules affiliate. The Company's carrying value for these investments at December 31, 2000 and 1999 equals its share of the underlying equity in net assets of the affiliates. Each of these entities operates in lines of business similar to the Company, supplying engineered chemical treatment programs for water and process systems in industrial, commercial and institutional establishments.

                               BETZDEARBORN INC.

6. SHORT-TERM DEBT

     A summary of short-term debt follows:

                                                              2000    1999
                                                              ----    ----
                                                              (DOLLARS IN
                                                               MILLIONS)
Banks.......................................................  $21     $23
Current maturities of long-term debt........................    5       4
                                                              ---     ---
                                                              $26     $27

     Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. These borrowings approximate market value because of their short maturity period.

     At December 31, 2000, the Company had $54 million of unused short-term lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Lines of credit in use at December 31, 2000, were $16 million. Weighted-average interest rates on short-term borrowings at December 31, 2000 and 1999 were 5.66% and 5.85%, respectively.

7. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

     Long-term debt with third parties at December 31, 2000 and 1999 is summarized below:

                                                              2000    1999
                                                              ----    ----
                                                              (DOLLARS IN
                                                               MILLIONS)
Canadian revolving loan facility(a).........................  $ 83    $ 86
ESOP debt(b)................................................   101     106
Other.......................................................     2      --
                                                              ----    ----
                                                              $186    $192
Less current maturities of long-term debt...................     5       4
                                                              ----    ----
                                                              $181    $188
                                                              ====    ====

(a) The Company's Canadian subsidiary has a bank loan facility of up to the equivalent of US $100 million from select lenders in Canada, which is part of the Hercules $3,650 million credit facility with a syndicate of banks. The bank loan facility is repayable in Canadian funds and bears interest at bankers' acceptance rates plus 2.25%. The interest prepaid on the bankers' acceptances is included in the net payable amount. The Company's Canadian subsidiary's assets and 100% of its common shares are pledged as collateral to the Hercules credit facility.

(b) The proceeds of this loan were originally used by the BetzDearborn ESOP Trust for the purchase of BetzDearborn preferred shares that, upon acquisition by Hercules, were converted into equivalent shares of Hercules common stock. At the date of acquisition by Hercules, the loan was recorded at a fair market value of $110 million which included a $16 million fair value step-up that is being amortized over the life of the debt. The loan matures in June 2009. As of December 31, 2000, the interest rate was 11.95%. Effective January 23, 2001, the interest rate increased to 12.95%.

     Both the senior credit facility and the ESOP Trust loan require compliance with certain financial covenants, including a debt/EBITDA ratio, an interest coverage ratio and minimum net worth.

     Long-term debt maturities during the next five years are $5.3 million in 2001, $6 million in 2002, $90.2 million in 2003, $8.5 million in 2004 and $10.4 million in 2005 and $65.6 million thereafter.

                               BETZDEARBORN INC.

     For the year ended 2000, the Company has $289 million of long term debt payable to affiliates that is primarily held by Hercules, Hercules Shared Services Center, Inc., and SA Hercules Europe NV. For the year ended 1999, the Company had $367 million in long-term debt payable to affiliates with the same parties. The long-term debt payable to affiliates primarily has no set payment schedule and carry interest rates ranging from 4.60% to 12.42%. The long term debt payable to affiliates is recorded in the Net Hercules Group Investment account in the financial statements.

     Net interest expense in 2000 was $30 million of which $19 million was related party net interest expense. In 1999, the net interest expense was $37 million, which includes $25 million of related party net interest expense.

8. LONG-TERM INCENTIVE COMPENSATION PLANS

     The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

     In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 491,488 at December 31, 2000, and 926,689 at December 31, 1999.

     At December 31, 2000, under Hercules' incentive compensation plans, 1,847,855 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

     Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

     The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2000 and 1999, respectively.

                               BETZDEARBORN INC.

     Below is a summary of outstanding stock option grants under the incentive compensation plans during 2000 and 1999:

                                    REGULAR                  PERFORMANCE-ACCELERATED
                         -----------------------------    -----------------------------
                         NUMBER OF    WEIGHTED-AVERAGE    NUMBER OF    WEIGHTED-AVERAGE
                          SHARES           PRICE           SHARES           PRICE
                         ---------    ----------------    ---------    ----------------
January 1, 1999........    48,625          $37.59               --              --
Granted................   219,750          $37.47          120,625          $37.29
Exercised..............        --              --               --              --
Forfeited..............   (28,000)         $35.02          (14,042)         $37.56
                          -------          ------          -------          ------
December 31, 1999......   240,375          $37.78          106,583          $37.26
Granted................   240,300          $17.13               --              --
Exercised..............        --              --               --              --
Forfeited..............    (9,100)         $37.56           (1,400)         $37.56
                          -------          ------          -------          ------
December 31, 2000......   471,575          $27.26          105,183          $37.26

     The weighted-average fair value of regular stock options granted during 2000 and 1999 was $8.84 and $8.25, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999 was $7.99. There were no performance-accelerated stock options granted during 2000.

     Following is a summary of regular stock options exercisable at December 31, 2000 and 1999, and their respective weighted-average share prices:

                                                    NUMBER OF    WEIGHTED-AVERAGE
OPTIONS EXERCISABLE                                  SHARES       EXERCISE PRICE
-------------------                                 ---------    ----------------
December 31, 1999.................................    32,490          $39.04
December 31, 2000.................................   143,115          $36.62

     There were no performance-accelerated stock options exercisable at December 31, 2000 and 1999.

     Following is a summary of stock options outstanding at December 31, 2000:

                                         OUTSTANDING OPTIONS                          EXERCISABLE OPTIONS
                          --------------------------------------------------   ---------------------------------
                              NUMBER       WEIGHTED-AVERAGE     WEIGHTED-          NUMBER          WEIGHTED-
                          OUTSTANDING AT      REMAINING          AVERAGE       EXERCISABLE AT       AVERAGE
EXERCISE PRICE RANGE         12/31/00      CONTRACTUAL LIFE   EXERCISE PRICE      12/31/00       EXERCISE PRICE
--------------------      --------------   ----------------   --------------   --------------   ----------------
Regular Stock Options
$12 - $20...............     240,300             9.15             $17.13            9,575            $17.25
$30 - $40...............     228,325             8.18             $37.66          131,180            $37.83
$40 - $50...............       2,950             7.35             $47.81            2,360            $47.81
                             -------                                              -------
                             471,575                                              143,115
                             =======                                              =======
Performance-Accelerated
  Stock Options
$14 - $40...............     105,183             8.37             $37.26               --                --
                             -------                                              -------
                             105,183                                                   --
                             =======                                              =======

     The Company currently expects that 100% of performance-accelerated stock options will eventually vest.

     BetzDearborn employees may also participate in the Hercules Employee Stock Purchase Plan ("ESPP"). The ESPP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription

                               BETZDEARBORN INC.

periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 202,139 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 2000 and 1999 were 1,597,861 and 949,464, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

     Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

     The following weighted-average assumptions would be used in estimating fair value for 2000 and 1999:

                                                  PERFORMANCE           EMPLOYEE STOCK
ASSUMPTION                  REGULAR PLAN        ACCELERATED PLAN        PURCHASE PLAN
----------                  ------------        ----------------        --------------
Dividend yield............          2%                 3.4%                   0.0%
Risk-free interest rate...       5.88%                5.38%                  5.41%
Expected life.............    7.1 yrs.               5 yrs.                 3 mos.
Expected volatility.......      29.20%               27.31%                 44.86%

     The Company's net income for 2000 and 1999 would approximate the pro forma amounts below:

                                                              2000    1999
                                                              ----    ----
                                                              (DOLLARS IN
                                                               MILLIONS)
Net income
  As reported...............................................  $25     $33
  Pro forma.................................................  $24     $33

9. ADDITIONAL BALANCE SHEET DETAIL

                                                              2000    1999
                                                              ----    ----
                                                              (DOLLARS IN
                                                               MILLIONS)
Property, plant, and equipment
  Land......................................................  $ 22    $ 28
  Buildings and equipment...................................   399     432
  Construction in progress..................................    16      23
                                                              ----    ----
     Total..................................................   437     483
  Accumulated depreciation and amortization.................   133     113
                                                              ----    ----
  Net property, plant, and equipment........................  $304    $370
                                                              ====    ====
Accrued expenses
  Payroll and employee benefits.............................  $ 29    $ 25
  Claims and litigation.....................................     8      78
  Restructuring reserves....................................    18      45
  Other.....................................................    38      47
                                                              ----    ----
     Total..................................................  $ 93    $195
                                                              ====    ====

                               BETZDEARBORN INC.

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     At December 31, 2000 and 1999, the goodwill and identified intangible assets, net were:

                                                               2000      1999
                                                              ------    ------
                                                                (DOLLARS IN
                                                                 MILLIONS)
Goodwill....................................................  $1,558    $1,609
Customer relationships......................................     318       324
Trademarks and tradenames...................................     242       246
Other intangibles...........................................     137       141
                                                              ------    ------
Total.......................................................   2,255     2,320
Less accumulated amortization...............................    (153)      (82)
                                                              ------    ------
  Net goodwill and other intangible assets..................  $2,102    $2,238
                                                              ======    ======

11. RESTRUCTURING

     The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs related to the plans initiated upon the acquisition of BetzDearborn in 1998 to rationalize the support infrastructure and other existing operations. Accordingly, the Company included a $98 million liability as part of the purchase price allocation. The liability included approximately $74 million related to employee termination benefits and $24 million for office and facility closures, relocation of former BetzDearborn employees and other related exit costs (see Note 1). As a result of this acquisition the Company, as a part of an effort by Hercules, entered into several internal reorganization transactions during 1999 and 2000. As a result of these plans, we estimate approximately 1,370 employees will be terminated, of which approximately 1,180 employee terminations have occurred since the inception of the aforementioned plans.

     Approximately 190 employees were terminated during the year ended December 31, 2000. Cash payments during 2000 included $16 million for severance benefits and $7 million for other exit costs. We lowered the estimate for severance benefits and other exit costs related to the termination of employees by $10 million and $2 million, respectively.

     Pursuant to these plans, approximately 990 employees were terminated and several facilities were closed during 1999. Cash payments during 1999 included $29 million for severance benefits and $13 million for other exit costs. As a result of the completion of plans to exit former BetzDearborn activities, an $8 million increase in exit costs related to facility closures and a $4 million reduction in employee severance benefits were reflected in the finalization of the purchase price allocation (see Note 1). The lower than planned severance benefits are the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits.

     A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                              2000    1999
                                                              ----    ----
                                                              (DOLLARS IN
                                                               MILLIONS)
Balance at beginning of year................................  $56     $94
Cash payments...............................................  (23)    (42)
Additional termination benefits and exit costs..............    3       4
Reversals against goodwill..................................  (12)     --
                                                              ---     ---
Balance at end of year......................................  $24     $56
                                                              ===     ===

                               BETZDEARBORN INC.

     Severance benefits payments are based on years of service and generally continue for 3 to 24 months subsequent to termination. We anticipate the actions under these restructuring plans will be substantially complete by the end of 2001.

12. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     In connection with the acquisition of BetzDearborn in 1998, Hercules acquired its ESOP and related trust as a long-term benefit for substantially all of BetzDearborn's U.S. employees. The plan is a supplement to BetzDearborn's 401(k) plan. The ESOP trust had long-term debt of $91 million and $93 million at December 31, 2000 and 1999, respectively, which is guaranteed by Hercules. Upon acquisition, the debt had a fair value in excess of its recorded amount for which a step-up was recorded to be amortized over the remaining term of the debt. The fair value, included in long-term debt, was $101 million and $106 million at December 31, 2000 and 1999, respectively. The proceeds of the original loan were used to purchase BetzDearborn convertible preferred stock, which, at the date of acquisition, was converted into Hercules common stock.

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

     The Company's contributions and dividends on the shares held by the trust are used to repay the loan, and the shares are allocated to participants as the principal and interest is paid. The Company's common stock dividends were suspended during the fourth quarter of 2000. Long-term debt is reduced as payments are made on the third party financing. In addition, unearned compensation is also reduced as the shares are allocated to employees. The unallocated shares held by the trust are reflected as a reduction in Net Hercules Group Investment of $115 million and $123 million at December 31, 2000 and 1999, respectively.

                                                          2000         1999
                                                        ---------    ---------
Allocated.............................................  1,858,459    1,807,976
Unallocated...........................................  3,582,334    3,814,749
                                                        ---------    ---------
Total shares held by ESOP.............................  5,440,793    5,622,725
                                                        =========    =========

     The ESOP expense is calculated using the shares-allocated method and includes net interest incurred on the debt of $6 million and $5 million for 2000 and 1999, respectively. The Company is required to make quarterly contributions to the plan, which enable the trust to service its indebtedness. Net ESOP expense is comprised of the following elements:

                                                              2000    1999
                                                              ----    ----
                                                              (DOLLARS IN
                                                               MILLIONS)
ESOP expense................................................  $13     $13
Common stock dividends (charged to retained earnings).......   (3)     (6)
                                                              ---     ---
Net ESOP expense............................................  $10     $ 7
                                                              ---     ---
ESOP Contributions..........................................  $10     $ 9
                                                              ===     ===

                               BETZDEARBORN INC.

13. PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company participates in a defined benefit pension plan sponsored by Hercules, which covers substantially all employees of Hercules in the U.S. Benefits under this plan are based on the average final pay and years of service. Hercules also provides post-retirement health care and life insurance benefits to eligible retired employees and their dependents.

     Information on the actuarial present value of the benefit obligation and fair value of the plan assets is not presented as Hercules manages its U.S. employee benefit plans on a consolidated basis and such information is not maintained separately for the U.S. employees of the Company. The Company's statement of operations includes an allocation of the costs of the U.S. benefits plans. The pension costs were allocated based on percentage of pensionable wages, for each of the years presented; post-retirement benefit costs were allocated using factors derived from the relative net assets and revenues. Net pension income (costs) of Hercules allocated to the Company were $8 million, $7 million, and ($1 million) for the years ended December 31, 2000, 1999 and 1998, respectively, and post-retirement benefit expense was $1 million, $.6 million, and $.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company also has a number of defined pension plans which it provides to employees in locations other than the U.S. The following table lists benefit obligations, plan assets, and the funded status of these plans.

                               BETZDEARBORN INC.

                                                              PENSION BENEFITS
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                                (DOLLARS IN
                                                                 MILLIONS)
CHANGE IN BENEFIT OBLIGATION
  Benefit Obligation at January 1...........................   $104      $106
  Service cost..............................................      4         4
  Interest cost.............................................      6         6
  Assumption change.........................................      1         1
  Employee contributions....................................      1         1
  Translation adjustment....................................     (8)       (6)
  Actuarial loss (gain).....................................      3        (5)
  Benefits paid from plan assets............................     (3)       (3)
                                                               ----      ----
Benefit Obligation at December 31...........................   $108      $104
                                                               ----      ----
CHANGE IN PLAN ASSETS
  Fair value of plan assets at January 1....................   $127      $110
  Actual return plan assets.................................      7        19
  Employee contributions....................................      1         1
  Company contributions.....................................      3         1
  Actuarial loss (gain).....................................     (2)       --
  Translation adjustment....................................     (8)       (2)
  Benefits paid from plan assets............................     (3)       (3)
                                                               ----      ----
Fair value of plan assets at December 31....................   $125      $126
                                                               ----      ----
Funded status of the plans..................................   $ 17      $ 22
Unrecognized acturial (gain)/loss...........................     (4)      (11)
Unrecognized net transition obligation......................     --        --
                                                               ----      ----
Prepaid ( accrued) benefit cost.............................   $ 13      $ 11
                                                               ----      ----
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
  CONSIST OF:
  Prepaid benefit cost......................................   $ 13      $ 11
                                                               ----      ----
ASSUMPTIONS AS OF DECEMBER 31
  Weighted average discount rate............................    6.5%      6.3%
  Expected return on plan assets............................    6.7%      6.8%
  Rate of compensation increase.............................    4.5%      4.5%
  Health care term rate.....................................    N/A       N/A
Funded status of plans in deficit position..................   $ (1)     $ (1)

COMPONENTS OF NET PERIODIC PENSION COST:
Service cost................................................   $  4      $  4
Interest cost...............................................      6         6
Return on plan assets expected..............................     (9)       (8)
                                                               ----      ----
Benefit cost................................................   $  1      $  2
                                                               ----      ----

                               BETZDEARBORN INC.

14. OTHER OPERATING EXPENSES, NET

     Other operating expenses, net, consists of the following:

                                                              2000    1999
                                                              ----    ----
                                                              (DOLLARS IN
                                                               MILLIONS)
Loss on asset dispositions..................................  $ 3     $--
Integration expenses........................................    2       9
Royalties expense, net......................................   16      (1)
Restructuring charges.......................................    1       2
Other.......................................................   --       1
                                                              ---     ---
                                                              $22     $11
                                                              ===     ===

15. NET HERCULES GROUP INVESTMENT

     Changes in net parent investment were as follows:

                                                                (DOLLARS IN
                                                                 MILLIONS)
Balance, January 1, 1999....................................      $2,541
  Net income................................................          33
  Other comprehensive income................................         (47)
  Impact of shares held by ESOP.............................           8
  Intercompany transactions, net............................        (102)
                                                                  ------
Balance, December 31, 1999..................................       2,433
  Net income................................................          25
  Other comprehensive income................................         (46)
  Impact of shares held by ESOP.............................           7
  Intercompany transactions, net............................        (183)
                                                                  ------
Balance, December 31, 2000..................................      $2,236
                                                                  ======

     The Company includes accumulated other comprehensive loss in net parent investment. At December 31, 2000 and 1999, accumulated other comprehensive loss included $77 million and $31 million of foreign currency translation adjustments, respectively.

16. OTHER EXPENSE, NET

     Other expense, net, consists of foreign currency transaction losses of $5 million in both 2000 and 1999 and interest and miscellaneous income of $3 million and $5 million in 2000 and 1999, respectively.

17. COMMITMENTS AND CONTINGENCIES

Leases

     The Company has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $22 million in 2000, $18 million in 1999, and $28 million in 1998.

     At December 31, 2000, minimum rental payments under noncancelable leases aggregated $35 million. The net minimum payments over the next five years are $11 million in 2001, $9 million in 2002, $7 million in 2003, $6 million in 2004, and $1 million in 2005.

                               BETZDEARBORN INC.

Litigation

     The Company is a defendant in numerous lawsuits that arise out of, and are incidental to the conduct of its business. In these legal proceedings, no specifically identified officer or affiliate is a party or a named defendant. These suits concern issues such as product liability, labor-related matters, property damage and personal injury matters.

     At December 31, 2000 and 1999, the consolidated balance sheet reflects a current liability of approximately $8 million and $78 million, respectively, for litigation and claims. Estimated insurance recoveries of approximately $46 million have been reflected in current assets. These amounts represent management's best estimate of the probable and reasonably estimable losses and recoveries related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of the Company, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

Environmental

     The Company becomes aware of sites in which it may be named a PRP in investigatory and/or remedial activities through correspondence from the U.S. Environmental Protection Agency, or other government agencies, or through correspondence from previously named PRPs, who either request information or notify us of our potential liability. We have established procedures for identifying environmental issues at our plant sites. In addition to environmental audit programs, we have environmental coordinators who are familiar with environmental laws and regulations and act as a resource for identifying environmental issues.

     The Company has established accruals for the estimated cost of environmental remediation and/or cleanup at various sites. The estimated range of the reasonable possible share of costs for investigation and cleanup is between $1 million and $3 million at December 31, 2000. The actual costs will depend upon numerous factors, including the number of parties found to be responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; the outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the number of years of remedial activity required, which could range from 0 to 30 years. As of December 31, 2000, the accrued liability of $1 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The Company estimates that these liabilities will be paid over the next five years. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other potentially responsible parties. The Company is unaware of any unasserted claims and has not reflected them in the reserve. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of the Company.

Other

     As of December 31, 2000, the Company had $5.9 million in letters of credit outstanding with lenders.

18. RELATED PARTY TRANSACTIONS

     The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and therefore may not necessarily reflect the result

                               BETZDEARBORN INC.

of arms-length negotiations between independent parties. The Company records sales with affiliates based on a cost-plus formula developed and agreed-upon by both parties.

     Corporate and other allocations: As discussed in Note 1, the financial statements of the Company reflect certain allocated support costs incurred by other entities in Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, research & development overhead, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as revenues, net assets, costs of sales or a relative weighting of geographic activity. These allocations are presented separately in the consolidated statement of income.

     Royalty expense: The Company entered into license agreements with affiliated companies, which pertain to licensing rights for certain patents, trademarks and know-how (technology) related to manufacturing formulations and specifications of specialty chemical products. Fees are both earned by and paid outside of this consolidated group. Beginning in the year 2000 and for seven years thereafter certain fees are to be split between BL Technologies, Inc. (a member of this consolidated group) and Hercules on a declining rights basis favoring Hercules in the later years. The net royalty expense is included as part of other operating expenses in the financial statements.

     Sales to affiliates: The Company sells raw material and finished goods inventory in the normal course of business to affiliated companies. The Company's revenues from sales to affiliated companies are presented separately in the consolidated statement of income.

     Purchases from affiliates: The Company purchases certain raw material and finished goods inventory from affiliated companies in the normal course of business. These purchases of inventory from affiliated companies are reflected in cost of sales in the consolidated statement of income and totaled $62 million and $56 million for the years ended 2000 and 1999, respectively.

     Intercompany borrowing and interest: The Company has $289 million and $367 million of intercompany loans with affiliated entities in 2000 and 1999, respectively. These intercompany loans are primarily with Hercules, the Hercules Shared Services Center, Inc., and SA Hercules Europe NV. The long-term debt payable to affiliates primarily has no set payment schedule and carry interest rates ranging from 4.60% to 12.42%. The loans with affiliates are recorded in the Net Hercules Group Investment in the consolidated balance sheet. Net interest paid to affiliated entities was $19 and $25 million in 2000 and 1999, respectively.

19. INCOME TAXES

     The components of income before taxes are presented below:

                                                               2000           1999
                                                              -------        -------
                                                              (DOLLARS IN MILLIONS)
Domestic....................................................    $46            $78
Foreign.....................................................     24             10
                                                                ---            ---
                                                                $70            $88
                                                                ===            ===

                               BETZDEARBORN INC.

     A summary of the components of the tax provision follows:

                                                               2000           1999
                                                              -------        -------
                                                              (DOLLARS IN MILLIONS)
Currently payable
  Domestic..................................................    $11            $37
  Foreign...................................................     10              5
Deferred
  Domestic..................................................     17              5
  Foreign...................................................      2              4
                                                                ---            ---
Provision for income taxes..................................    $40            $51
                                                                ===            ===

     Deferred tax liabilities (assets) at December 31, consist of the following:

                                                               2000           1999
                                                              -------        -------
                                                              (DOLLARS IN MILLIONS)
Depreciation................................................   $ 36           $ 40
Amortization of intangible asset............................    249            257
Prepaid pension and post-retirement benefits................      4              3
Other.......................................................      2              3
                                                               ----           ----
  Gross deferred tax liabilities............................    291            303
Pension and other postretirement benefits...................    (26)           (29)
Accrued expenses............................................    (17)           (50)
Loss carryforwards..........................................    (15)           (12)
Other.......................................................     (6)            (5)
                                                               ----           ----
  Gross deferred tax assets.................................    (64)           (96)
                                                               ----           ----
  Valuation allowance.......................................     15             17
                                                               ----           ----
                                                               $242           $224
                                                               ====           ====

     A reconciliation of the statutory income tax rate to the effective rate follows:

                                                               2000         1999
                                                              ------       ------
Statutory income tax rate...................................   35.00%       35.00%
Goodwill amortization.......................................   20.73        17.76
Non-deductible expenses.....................................    2.88         2.97
Valuation allowance.........................................    2.87         4.82
Other.......................................................   (4.35)       (2.60)
                                                              ------       ------
Effective tax rate..........................................   57.13%       57.95%
                                                              ======       ======

     Unremitted foreign earnings were approximately $12 million and $3 million at December 31, 2000 and 1999, respectively.

20. SUBSEQUENT EVENT

     On May 1, 2001, Hercules Incorporated completed the sale of its hydrocarbon resins divisions and select portions of its rosin resins divisions to Eastman Chemical Company. In addition, on May 31, 2001, Hercules completed the sale of its peroxy chemical business to GEO Specialty Chemicals, Inc.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
  Wilmington, Delaware

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of BetzDearborn International Inc., a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
August 31, 2001

                    BETZDEARBORN INTERNATIONAL INCORPORATED

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Sales to third parties......................................   $183,628     $174,691
Sales to Hercules Group.....................................      3,097        1,902
                                                               --------     --------
                                                                186,725      176,593
Cost of sales...............................................     85,489       75,354
Selling, general, and administrative expenses...............     79,316       75,731
Research and development....................................        251          451
Goodwill amortization.......................................      5,527        5,864
Other operating expenses, net (Note 12).....................      5,952        7,098
                                                               --------     --------
                                                                176,535      164,498
Profit from operations......................................     10,190       12,095
Equity in (income) loss of affiliated companies.............       (245)          94
Interest expense (Note 6)...................................      6,252        6,146
Other expense, net (Note 13)................................      5,596        6,932
                                                               --------     --------
Loss before income taxes and minority interest..............     (1,413)      (1,077)
Provision for income taxes (Note 15)........................     (1,611)      (3,020)
                                                               --------     --------
Net loss before minority interest...........................     (3,024)      (4,097)
Minority interest...........................................        984          149
                                                               --------     --------
Net loss....................................................     (4,008)      (4,246)
Translation adjustments.....................................     (2,061)        (989)
                                                               --------     --------
Comprehensive loss..........................................   $ (6,069)    $ (5,235)
                                                               ========     ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    BETZDEARBORN INTERNATIONAL INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents.................................   $ 13,622     $  6,231
  Accounts receivable, net (Note 3).........................     34,755       43,022
  Inventories (Note 4)......................................     19,261       21,731
  Prepaid and other current assets..........................      9,858        6,766
  Deferred income taxes (Note 15)...........................      1,260          296
                                                               --------     --------
          Total current assets..............................     78,756       78,046
                                                               --------     --------
Property, plant, and equipment, net (Note 8)................     41,191       44,798
Goodwill, net (Note 9)......................................    197,496      209,489
Investment in affiliates....................................      1,691        1,739
Deferred charges and other assets...........................      5,783        2,376
                                                               --------     --------
          Total assets......................................   $324,917     $336,448
                                                               ========     ========
LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
  Accounts payable..........................................   $ 11,692     $ 11,978
  Short-term debt (Note 5)..................................     14,262       10,787
  Accrued expenses (Note 8).................................     17,264       14,582
  Current tax liability (Note 15)...........................      2,575        2,907
                                                               --------     --------
          Total current liabilities.........................     45,793       40,254
Long-term debt (Note 6).....................................        956           --
Deferred credits and other liabilities......................      4,278        5,967
                                                               --------     --------
          Total liabilities.................................     51,027       46,221
Commitments and contingencies (Note 16).....................         --           --
Minority Interest...........................................     11,489       10,831
  Net Hercules Group Investment (Note 14)
  Accumulated other comprehensive income....................    (22,969)     (20,908)
  Intercompany transactions, net............................   $285,370      300,304
                                                               --------     --------
          Net Hercules Group Investment.....................   $262,401      279,396
                                                               --------     --------
          Total liabilities and Net Hercules Group
           Investment.......................................   $324,917     $336,448
                                                               ========     ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    BETZDEARBORN INTERNATIONAL INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss....................................................   $ (4,008)    $ (4,246)
Adjustments to reconcile net loss to net cash provided by
  operations:
  Minority interest.........................................        984          149
  Depreciation..............................................      8,387        8,538
  Amortization..............................................      5,527        5,864
  Provision for bad debts...................................       (188)         394
  Equity in affiliated companies (income) loss..............       (245)          94
  Deferred income taxes.....................................       (964)         114
  Corporate and other cost allocations......................      6,055        6,262
  Loss on the disposal of assets............................      1,484        1,016
  Accruals and deferrals of cash receipts and payments:
     Accounts receivable....................................      8,455       (8,315)
     Inventories............................................      2,470       (1,732)
     Prepaid and other current assets.......................     (3,092)        (219)
     Accounts payable and accrued expenses..................      2,064       (1,490)
     Noncurrent assets and liabilities......................     (5,096)       2,137
     Transfers to/from Hercules Group.......................     (4,674)       4,388
                                                               --------     --------
       Net cash provided by operations......................     17,159       12,954
                                                               --------     --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures........................................    (10,760)     (10,452)
Proceeds from the disposal of property, plant and
  equipment.................................................      4,497        2,954
                                                               --------     --------
       Net cash used in investing activities................     (6,263)      (7,498)
                                                               --------     --------
CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds.....................................        956           --
Long term repayments........................................         --         (130)
Change in short-term debt...................................      3,475        4,090
Transfers to/from Hercules Group............................     (8,175)     (12,795)
                                                               --------     --------
       Net cash used in financing activities................     (3,744)      (8,835)
                                                               --------     --------
Effect of exchange rate changes on cash.....................        239         (287)
                                                               --------     --------
Net increase (decrease) in cash and cash equivalents........      7,391       (3,666)
Cash and cash equivalents at beginning of year..............      6,231        9,897
                                                               --------     --------
Cash and cash equivalents at end of year....................   $ 13,622     $  6,231
                                                               ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................   $    685     $  1,543
  Income taxes, net.........................................     (1,776)         (54)
Noncash financing activities
  Corporate and other cost allocations......................      6,055        6,262

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    BETZDEARBORN INTERNATIONAL INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     BetzDearborn International Inc. (the "Company"), a subsidiary of Hercules Inc. (Hercules), is engaged in the engineered specialty chemical treatment of water and industrial process systems operating in a wide variety of industrial and commercial applications. The Company develops, produces and markets a broad range of specialty chemical products. The Company also monitors changing water, process and plant operating conditions so as to prescribe the appropriate treatment programs. Operations are conducted primarily in Asia-Pacific, South America and Mexico.

     Historically, separate company stand-alone financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries (including the Company) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information on the Company, a collateral party to the Hercules debt, based on Hercules' understanding of Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     As an operating division of Hercules, the Company participates in Hercules' centralized cash management system. Accordingly, cash received from the Company's operations is transferred to Hercules on a periodic basis, and Hercules funds all operational and capital requirements.

     The financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation methods are reasonable.

     When Hercules acquired all of the outstanding shares of BetzDearborn Inc. on October 15, 1998 it paid $2,235 million in cash and $186 million in common stock exchanged for the shares held by the BetzDearborn ESOP Trust. The purchase price allocated to the Company and its subsidiaries was approximately $232 million. During 1999, Hercules completed the purchase price allocation and the final determination of goodwill was $1,822 million of which the amount attributable to the Company was approximately $216 million. These financial statements include the push down of fair value adjustments to assets and liabilities, including goodwill, property, plant and equipment and their related amortization and depreciation adjustments.

     As a result of this acquisition the Company, as a part of an effort by Hercules, entered into several internal reorganization transactions during 1999 and 2000. The transactions included the Company selling several of its investments in subsidiaries to Hercules affiliates, purchasing several investments in subsidiaries from Hercules affiliates, merging companies, and acquiring certain investments in Hercules group companies that are valued at cost. As all investments in this reorganization are under the common control of Hercules, these transactions have been accounted for in a manner similar to pooling of interest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries where control exits; following the acquisition of BetzDearborn; the Company continued BetzDearborn's practice of using a November 30 fiscal year-end for certain former BetzDearborn non-U.S. subsidiaries to expedite the year-end closing process. Investments in affiliated companies with a 20% to 50% ownership interest are accounted for using the equity method of accounting and, accordingly, consolidated

                    BETZDEARBORN INTERNATIONAL INCORPORATED
income includes the Company's share of their net income. All intercompany transactions and profits have been eliminated. The following tables represent the Company's principal consolidated subsidiaries.

SUBSIDIARY                                                    DOMICILE     FUNCTIONAL CURRENCY
----------                                                    ---------    -------------------
Hercules Argentina S.A......................................  Argentina    Dollar U.S.
BetzDearborn Australia Pty, Ltd.............................  Australia    Dollar Australian
Hercules BetzDearborn Brazil Ltda...........................  Brazil       Real
Hercules Quimica Chile Ltda.................................  Chile        Peso
BetzDearborn Caribbean N.V. ................................  Aruba        Dollar U.S.
BetzDearborn de Ecuador S.A.................................  Ecuador      Dollar U.S.
Hercules Specialty Chemicals (India) Private Limited........  India        Rupee
P.T. BetzDearborn Persada...................................  Indonesia    Rupiah
BetzDearborn Korea Ltd......................................  Korea        Won
Hercules Chemicals (Malaysia) Sdn. BHD......................  Malaysia     Rinnggit
BetzDearborn de Mexico S.A. de C.V..........................  Mexico       Peso
Hercules del Peru S.A.......................................  Peru         Newsol
Hercules Chemicals Singapore Pte. Ltd.......................  Singapore    Dollar Singapore
Hercules Chemicals (Taiwan) Co. Ltd.........................  Taiwan       Dollar Taiwan
Hercules Chemicals (Thailand) Co. Ltd.......................  Thailand     Baht
BetzDearborn de Uruguay S.A.................................  Uruguay      Peso
Hercules BetzDearborn C.A. .................................  Venezuela    Dollar U.S.

  Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

  Environmental Expenditures

     Environmental expenditures that pertain to current operations or future revenues are expensed or capitalized according to the Company's capitalization policy. Expenditures for remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and can be reasonably estimated.

  Cash and Cash Equivalents

     Cash in excess of operating requirements is invested in short-term, income-producing instruments. Cash equivalents include time deposits and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

                    BETZDEARBORN INTERNATIONAL INCORPORATED

  Inventories

     Inventories are stated at the lower of cost or market. Inventories are valued on the average cost method.

  Property and Depreciation

     Property, plant and equipment is recorded at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of depreciable assets are as follows: buildings -- 30 years; plant machinery and equipment -- 15 years; other machinery and equipment -- 3 to 15 years.

     The Company is engaged in several projects related to process or plant improvements. Costs are capitalized until the project is ready for intended use. The cost of business process reengineering, whether done internally or by a third party is expensed as incurred.

     Maintenance, repairs, and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) is expensed.

  Goodwill

     Goodwill is amortized on a straight-line basis over 40 years, which is the estimated future period to be benefited.

  Long-lived Assets

     The Company reviews its long-lived assets, including goodwill for impairment on an exception basis whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred based on expected future cash flows (undiscounted), the loss is recognized in the income statement. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments.

  Foreign Currency Translation and Transactions

     The accompanying consolidated financial statements are reported in U.S. dollars. The U. S. dollar is the functional currency for the Company and its domestic subsidiaries and associated companies. However, the currencies listed previously are the functional currencies for its foreign subsidiaries located in the indicated countries. The translation of the functional currencies into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheet date, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income.

     Transactions in foreign currency are recorded at the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency at the exchange rates in effect at the balance sheet date. Revenues, costs and expenses are recorded using average exchange rates prevailing during the reporting periods. Gains or losses resulting from foreign currency transactions are included in the statements of operations.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of short-term cash investments and trade receivables. The Company places its short-term cash investments of $7,029 thousand at December 31, 2000 and $2,696 thousand at December 31, 1999 in securities with maturities of 90 days or less. These securities were concentrated in Brazil and Chile, which

                    BETZDEARBORN INTERNATIONAL INCORPORATED
together held $6,945 thousand and $2,591 thousand for 2000 and 1999, respectively. These securities are primarily denominated in the respective local currencies. Cost approximates market for these securities. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different industries and locations.

  Stock-based Compensation

     Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 (APB 25)). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied.

  Computer Software Costs

     Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). The Company's prior accounting was generally consistent with the requirements of SOP 98-1 and, accordingly adoption of SOP 98-1 had no material effect. Computer software costs are being amortized over a period of 5 to 10 years.

  Research and Development

     Research and development expenditures are expensed as incurred.

  Income Taxes

     The Company's operations have historically been included in the consolidated income tax returns filed by its parent. Income tax expense in the accompanying financial statements has been computed assuming the Company filed separate income tax returns. Differences between this calculation of income taxes currently payable and consolidated amounts reported in the consolidated financial statements of the parent have been reflected as Net Hercules Group Investment.

  Net Hercules Group Investment

     The Net Hercules Group Investment account reflects the balance of the Company's historical earnings, intercompany amounts, income taxes, taxes accrued and deferred, post-employment liabilities, foreign currency translation and other transactions between the Company and the Hercules Group.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on our earnings or statement of financial position.

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the

                    BETZDEARBORN INTERNATIONAL INCORPORATED
recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was to be effective October 1, 2000. Adoption of SAB 101 did not have a material effect on the Company's profit from operations.

     In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). For the Company, these statements will generally become effective January 1, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

     SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. The Company is currently in the process of conducting an assessment of the actual impact of the non-amortization provision of SFAS 142. The assessment of goodwill for impairment is a complex issue in which the Company must determine, among other things, the fair value of each defined reporting unit. It is, therefore, not possible at this time to predict the impact, if any, that the impairment assessment provisions of SFAS 142 will have on the Company's financial statements.

     In addition, in June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assts. SFAS 143 will become effective for the Company from January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

3. ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net, consists of:

                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Trade.......................................................   $38,575      $47,030
Less allowance for doubtful accounts........................    (3,820)      (4,008)
                                                               -------      -------
          Total.............................................   $34,755      $43,022
                                                               =======      =======

4. INVENTORIES

     The components of inventories are:

                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Finished products...........................................   $ 9,502      $ 9,324
Materials, supplies, and work in process....................     9,759       12,407
                                                               -------      -------
          Total.............................................   $19,261      $21,731
                                                               =======      =======

                    BETZDEARBORN INTERNATIONAL INCORPORATED

5. SHORT-TERM DEBT

     A summary of short-term debt follows:

                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Lines of credit.............................................   $13,776      $10,787
Current maturities of long-term debt........................       486           --
                                                               -------      -------
          Total.............................................   $14,262      $10,787
                                                               =======      =======

     Lines of credit primarily represent foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period.

     At December 31, 2000 and 1999 the Company had $23,467 thousand and $10,580 thousand, respectively, of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over the lenders' cost of funds. Weighted-average interest rates on short-term borrowings at December 31, 2000 and 1999 were 5.66% and 5.84%, respectively.

6. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

     Long-term debt with third parties at December 31, 2000 is summarized below. There was no long-term debt with third parties at December 31, 1999.

                                                                        2000
                                                               ----------------------
                                                               (DOLLARS IN THOUSANDS)
Construction loan -- Bank of Hong Kong at 13.5%.............           $1,442
Less current maturities.....................................             (486)
                                                                       ------
Total.......................................................           $  956
                                                                       ======

     The construction loan with Hong Kong bank has an additional availability of $1,122 thousand and payments are due through 2007. The loan features a clause, which allows for no payments to be made for the years 2002 and 2003.

     Scheduled annual maturities of long-term debt outstanding in the successive five-year period are summarized as follows:

                                                                        2000
                                                               ----------------------
                                                               (DOLLARS IN THOUSANDS)
2001........................................................           $  486
2002........................................................               --
2003........................................................               --
2004........................................................              120
2005........................................................              239
Thereafter..................................................              597
                                                                       ------
Total.......................................................           $1,442
                                                                       ------
Less current maturities.....................................             (486)
                                                                       ------
Total.......................................................           $  956
                                                                       ======

     The Company believes that the carrying value of borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

                    BETZDEARBORN INTERNATIONAL INCORPORATED

     As of December 31, 2000, the Company had $58,259 thousand of long term debt payable to affiliates that was primarily held by Hercules Shared Services Corporation, BetzDearborn Inc. and by Hercules Europe B.V.B.A., all wholly owned subsidiaries of Hercules. As of December 31, 1999, the Company had $64,066 thousand in long-term debt payable to affiliates, of which $14,000 thousand was payable to Hercules Shared Services Corporation and BetzDearborn Inc. The remaining debt was primarily held by BetzDearborn N.V. a wholly subsidiary of Hercules and transferred to Hercules Europe B.V.B.A. during the year. The long-term debt payable to affiliates primarily has no set payment schedule and carry interest rates ranging from 4.5% to 10.5%. The long term debt payable to affiliates is recorded in the Net Hercules Group Investment account in the financial statements.

     Interest expense in 2000 was $6,252 thousand, of which $4,391 thousand was related party interest. There was no capitalized interest during the period. Interest expense in 1999 was $6,146 thousand, of which $4,639 thousand was related party interest. There was no capitalized interest during the period.

7. LONG-TERM INCENTIVE COMPENSATION PLANS

     The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

     In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 491,488 at December 31, 2000 and 926,689 at December 31, 1999.

     At December 31, 2000, under Hercules' incentive compensation plans, 1,847,855 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

     Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

     The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2000 and 1999.

                    BETZDEARBORN INTERNATIONAL INCORPORATED

     Below is a summary of outstanding stock option grants under the incentive compensation plans during 2000 and 1999:

                                                      REGULAR                PERFORMANCE-ACCELERATED
                                            ----------------------------   ----------------------------
                                            NUMBER OF   WEIGHTED-AVERAGE   NUMBER OF   WEIGHTED-AVERAGE
                                             SHARES          PRICE          SHARES          PRICE
                                            ---------   ----------------   ---------   ----------------
January 1, 1999...........................    9,800          $40.60             --              --
Granted...................................   48,200          $37.72         13,150          $37.70
Exercised.................................       --              --             --              --
Forfeited.................................       --              --             --              --
-------------------------------------------------------------------------------------------------------
December 31, 1999.........................   58,000          $38.21         13,150          $37.70
Granted...................................   37,675          $17.25             --              --
Exercised.................................       --              --             --              --
Forfeited.................................       --              --             --              --
-------------------------------------------------------------------------------------------------------
December 31, 2000.........................   95,675          $29.95         13,150          $37.70

     The weighted-average fair value of regular stock options granted during 2000 and 1999 was $8.85 and $8.26, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999 was $8.01 There were no performance-accelerated stock options granted in 2000.

     Following is a summary of regular stock options exercisable at December 31, 2000, and 1999, and their respective weighted-average share prices:

                                                             NUMBER OF   WEIGHTED-AVERAGE
OPTIONS EXERCISABLE                                           SHARES      EXERCISE PRICE
-------------------                                          ---------   ----------------
December 31, 1999..........................................    7,320          $40.09
December 31, 2000..........................................   28,820          $38.61

     There were no performance-accelerated stock options exercisable at December 31, 2000 and 1999.

     Following is a summary of stock options outstanding at December 31, 2000:

                                              OUTSTANDING OPTIONS                       EXERCISABLE OPTIONS
                               -------------------------------------------------   ------------------------------
                                 NUMBER      WEIGHTED-AVERAGE                        NUMBER
          EXERCISE             OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
         PRICE RANGE           AT 12/31/00   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/00    EXERCISE PRICE
-----------------------------  -----------   ----------------   ----------------   -----------   ----------------
    Regular Stock Options
          $12 - $20               37,675           9.13              $17.25               --              --
          $30 - $40               56,700           8.13              $37.99           27,780          $38.26
          $40 - $50                1,300           7.35              $47.81            1,040          $47.81
                                 -------                                             -------
                                  95,675                                              28,820
                                 =======                                             =======
Performance-Accelerated Stock
            Options
          $14 - $40               13,150           8.36              $37.70               --              --
                                 =======                                             =======

     The Company currently expects that 100% of performance-accelerated stock options will eventually vest.

     The Company's employees may also participate in the Hercules Employee Stock Purchase Plan ("ESPP"). The ESPP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 202,139 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at

                    BETZDEARBORN INTERNATIONAL INCORPORATED

December 31, 2000 and 1999, were 1,597,861 and 949,464, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

     Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

     The following weighted-average assumptions would be used in estimating fair value for 2000 and 1999.

                                                 REGULAR     PERFORMANCE      EMPLOYEE STOCK
ASSUMPTION                                        PLAN     ACCELERATED PLAN   PURCHASE PLAN
----------                                       -------   ----------------   --------------
Dividend yield.................................    2%         3.4%               0.0%
Risk-free interest rate........................  5.88%        5.38%             5.41%
Expected life..................................  7.1 yrs     5 yrs.             3 mos.
Expected volatility............................  29.20%      27.31%             44.86%

     The Company's net loss for 2000 and 1999 would approximate the pro forma amounts below:

                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Net loss
  As reported...............................................   $(4,008)     $(4,246)
  Pro forma.................................................   $(4,213)     $(4,335)

8. ADDITIONAL BALANCE SHEET DETAIL

                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Property, plant, and equipment
  Land......................................................   $  7,085     $  7,241
  Buildings and equipment...................................     48,455       48,848
  Construction in progress..................................      4,123          826
                                                               --------     --------
          Total.............................................     59,663       56,915
  Accumulated depreciation and amortization.................    (18,472)     (12,117)
                                                               --------     --------
  Net property, plant, and equipment........................   $ 41,191     $ 44,798
                                                               ========     ========
  Accrued expenses
     Payroll and related taxes..............................   $  3,623     $  3,184
     Incentives/bonus.......................................      2,222        1,174
     Current portion of restructuring liability.............      3,861        1,646
     Pension................................................        682          355
     Other..................................................      6,876        8,223
                                                               --------     --------
                                                               $ 17,264     $ 14,582
                                                               ========     ========

                    BETZDEARBORN INTERNATIONAL INCORPORATED

9. GOODWILL

     Goodwill at December 31, 2000 and 1999, was:

                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Goodwill....................................................   $209,973     $216,439
Less accumulated amortization...............................    (12,477)      (6,950)
                                                               --------     --------
          Total.............................................   $197,496     $209,489
                                                               ========     ========

10. RESTRUCTURING

     The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs, primarily related to plans initiated upon the acquisition of BetzDearborn by Hercules in 1998.

     Pursuant to the plans in place to merge the operations of BetzDearborn with Hercules and to rationalize the support infrastructure and other existing operations, a $1,328 thousand reserve was established by the Company in 1998 and further increased by $4,499 thousand in 1999. 35 people were terminated in 1999 and 17 in 2000. The majority of the terminations were administrative, sales and marketing personnel. Cash payments made during 2000 and 1999 include $665 thousand and $1,528 thousand, respectively, for severance benefits and $125 thousand and $118 thousand, respectively, for other exit costs.

     Severance benefit payments are based on years of service and generally continue for 3 months to 24 months subsequent to termination. We expect to substantially complete remaining actions under the plans in 2001. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                                2000          1999
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of year................................   $4,554       $ 1,328
Acquisition-related accrual.................................       --         4,499
Additional termination benefits and exit costs..............      124           531
Cash payments...............................................     (790)       (1,646)
Currency effects............................................      (27)         (158)
                                                               ------       -------
Balance at end of year......................................   $3,861       $ 4,554
                                                               ======       =======

                    BETZDEARBORN INTERNATIONAL INCORPORATED

11. PENSION BENEFITS

     The Company provides defined benefit plans for approximately 370 employees. The Company funds the plans primarily through trust arrangements where the assets of the fund are held separately from the employer. The following table lists benefit obligations, plan assets, and funded status of the plans.

                                                                 PENSION BENEFITS
                                                              -----------------------
                                                                2000          1999
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at January 1...........................   $2,854        $2,388
  Service cost..............................................      289           245
  Interest cost.............................................      157           143
  Benefits paid from plan assets............................     (489)           --
  Translation adjustments...................................     (146)           78
                                                               ------        ------
Benefit obligation at December 31...........................   $2,665        $2,854
                                                               ======        ======
CHANGE IN PLAN ASSETS
  Fair value of plan assets at January 1....................    2,381         2,107
  Actual return on plan assets..............................      144           109
  Company contributions.....................................      122           101
  Benefits paid from plan assets............................     (463)           --
  Translation adjustments...................................     (114)           64
                                                               ------        ------
  Fair value of plan assets at December 31..................   $2,070        $2,381
                                                               ======        ======
Funded status of the plans..................................     (595)         (473)
Unrecognized net loss.......................................      540            --
Unrecognized net transition obligation......................       --           603
                                                               ------        ------
(Accrued) prepaid benefit cost..............................   $  (55)       $  130
                                                               ======        ======
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
  CONSIST OF:
  Prepaid benefit cost......................................   $   --        $  336
  Accrued benefit liability.................................      (55)         (206)
                                                               ------        ------
                                                               $  (55)       $  130
                                                               ======        ======
ASSUMPTIONS AS OF DECEMBER 31
  Weighted-average discount rate............................     6.00%         6.00%
  Expected return on plan assets............................     6.00%         6.00%
  Rate of compensation increase.............................     6.00%         6.00%

                    BETZDEARBORN INTERNATIONAL INCORPORATED

                                                              PENSION BENEFITS
                                                              -----------------
                                                               2000       1999
                                                              ------     ------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Components of net periodic benefit cost:
  Service cost..............................................  $ 289      $ 245
  Interest cost.............................................    157        143
  Return on plan assets (expected)..........................   (144)      (109)
  Amortization of net (gain) loss...........................     --         22
  Amortization of transition asset..........................     34        (16)
                                                              -----      -----
Benefit cost................................................  $ 336      $ 285
                                                              =====      =====

     The Company also participates in defined contribution plans, which supplements the local government pension plans. The Company's employees may contribute from 5% to 12% of their annual compensation to the plan each calendar year. The Company's matching contribution was approximately $520 thousand for 2000 and $460 thousand for 1999.

12. OTHER OPERATING EXPENSES, NET,

     Other operating expenses, net in 2000 primarily includes $5,599 thousand in royalty expense, $68 thousand for integration costs and $124 thousand additional charges to the restructuring accrual.

     Other operating expenses, net in 1999 primarily includes $4,901 thousand in royalty expense, $1,118 thousand for integration costs and $531 thousand additional charges to the restructuring accrual.

13. OTHER EXPENSE, NET

     Other Expense, net, consists primarily of exchange and transaction losses for 2000 and 1999.

14. NET HERCULES GROUP INVESTMENT

     Changes in Net Hercules Group Investment were as follows:

                                                               (DOLLARS IN THOUSANDS)
Balance, December 31, 1998..................................          $286,177
  Net loss..................................................            (4,246)
  Other comprehensive income................................              (989)
  Intercompany transactions, net............................            (1,546)
                                                                      --------
Balance, December 31, 1999..................................           279,396
  Net loss..................................................            (4,008)
  Other comprehensive income................................            (2,061)
  Intercompany transactions, net............................           (10,926)
                                                                      --------
Balance, December 31, 2000..................................          $262,401
                                                                      ========

     The Company includes accumulated other comprehensive income in Net Hercules Group Investment. At December 31, 2000 and 1999, accumulated other comprehensive income included ($22,969) thousand and ($20,908) thousand, of foreign currency translation adjustments.

                    BETZDEARBORN INTERNATIONAL INCORPORATED

15. INCOME TAXES

     The components of income before taxes are presented below.

                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Domestic....................................................   $(4,904)     $ 1,042
Foreign.....................................................     3,491       (2,119)
                                                               -------      -------
                                                               $(1,413)     $(1,077)
                                                               =======      =======

     A summary of the components of the tax provision follows:

                                                                2000          1999
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Currently payable
  Domestic..................................................   $   --        $1,890
  Foreign...................................................    2,575         1,017
Deferred
  Domestic..................................................     (698)          133
  Foreign...................................................     (266)          (20)
                                                               ------        ------
Provision for income taxes..................................   $1,611        $3,020
                                                               ======        ======

     Deferred tax assets (liabilities) at December 31 consisted of:

                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Depreciation................................................   $   (977)    $   (575)
Investments.................................................        (57)          --
Other.......................................................        540         (412)
                                                               --------     --------
Gross deferred tax liabilities..............................   $   (494)    $   (987)
                                                               --------     --------
Postretirement benefits other than pensions.................   $  1,047     $    827
Inventory...................................................        316          582
Accrued expenses............................................      5,591        5,427
Loss carryforwards..........................................      9,175        7,352
                                                               --------     --------
Gross deferred tax assets...................................     16,129       14,188
                                                               --------     --------
Valuation allowance.........................................    (14,375)     (12,905)
                                                               --------     --------
                                                               $  1,260     $    296
                                                               ========     ========

                    BETZDEARBORN INTERNATIONAL INCORPORATED

     A reconciliation of the statutory income tax rate to the effective rate follows:

                                                              2000   1999
                                                              ----   ----
Statutory income tax rate...................................  (35)%  (35)%
Goodwill amortization.......................................  121    168
Meals and entertainment.....................................   11     17
Foreign dividends net of credits............................   --      9
Valuation allowance.........................................   80    146
Cash repatriations from non-US subsidiaries.................  (84)   (41)
Travel expense..............................................    5      8
Other.......................................................   16      8
                                                              ---    ---
Effective tax rate..........................................  114%   280%
                                                              ===    ===

     The net operating losses have indefinite carryforward periods, but may be limited in their use in any given year.

     The Company provides taxes on undistributed earnings of subsidiaries and affiliates included in Net Hercules Group Investment to the extent such earnings are planned to be remitted and not reinvested permanently. The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or domestic income taxes has been made was $0 for 2000 and 1999, respectively. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the domestic statutory rate because of the availability of tax credits.

16. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $3,065 thousand in 2000 and $2,726 thousand in 1999.

     Future minimum lease payments under noncancellable operating leases are as follows:

                                                                  2000
                                                               -----------
                                                               (DOLLARS IN
                                                               THOUSANDS)
2001........................................................     $2,575
2002........................................................      1,618
2003........................................................        679
2004........................................................        249
2005........................................................        268
Thereafter..................................................        241
                                                                 ------
                                                                 $5,630
                                                                 ======

  Litigation

     The Company currently and from time to time is involved in litigation to the conduct of its business. In the opinion of the Company's management none of such litigation as of December 31, 2000 is likely to have a material adverse effect on the financial position and results of operations of the Company.

17. RELATED PARTY TRANSACTIONS

     The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and therefore may not necessarily reflect the result

                    BETZDEARBORN INTERNATIONAL INCORPORATED
of arms-length negotiations between independent parties. The Company records sales with affiliates generally based on a cost-plus formula developed and agreed-upon by both parties.

     Corporate and other allocations: As discussed in Note 1, the financial statements of the Company reflect certain allocated support costs incurred by other entities in Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, research & development overhead, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as revenues, net assets, costs of sales or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in our statement of operations. Such allocations and corporate charges totaled $6,055 thousand and $6,262 thousand in 2000 and 1999, respectively.

     The Company has net advances to affiliates at December 31, 2000 of $16,210 thousand. These advances are to BetzDearborn Inc. and BetzDearborn Europe Inc. There were no advances to affiliates outstanding in 1999. The advances are also recorded as part of the Net Hercules Group Investment account.

     Royalty expense: The Company entered into a license agreement, which pertains to foreign licensing rights for certain patents, trademarks, and know-how (technology) related to the manufacture of specialty chemical products. The royalties are payable to BL Technologies, Inc., a related party 50% owned by BetzDearborn Inc. and 50% owned by BetzDearborn Europe, Inc. Royalty expense for 2000 was $5,599 thousand and $4,901 thousand in 1999. Beginning in the year 2000 and for seven years thereafter, the fees are to be split between BL Technologies and Hercules on a declining rights basis favoring Hercules in the "out years". The royalty expense is included as part of other operating expenses in the financial statements.

     The Company from time to time will purchase finished or semi finished product from affiliated companies. For the years ended December 31, 2000 and 1999, these purchases totaled $7,171 thousand and $605 thousand, respectively.

18. SUBSEQUENT EVENT:

     On May 1, 2001, Hercules completed the sale of its hydrocarbon resins divisions and select portions of its rosin resins divisions to Eastman Chemical Company. In addition, on May 31, 2001, Hercules completed the sale of its peroxy chemicals business to GEO Specialty Chemicals, Inc. Results of operations for the Company include net sales of approximately $2,122 thousand and $2,841 thousand, respectively, in 2000 and 1999 relating to these divested businesses.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of BL Technologies, Inc.

     In our opinion, the accompanying balance sheets and the related statements of income and of cash flows present fairly, in all material respects, the financial position of BL Technologies, Inc., a subsidiary of Hercules Incorporated, at December 31, 2000 and 1999, and the results of its operations and of its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
October 16, 2001

                             BL TECHNOLOGIES, INC.

                              STATEMENT OF INCOME

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Royalty income..............................................   $   172      $   139
Royalty income -- affiliates................................    20,972       22,785
                                                               -------      -------
                                                                21,144       22,924
Selling, general, and administrative expenses...............        13           15
Corporate and other cost allocations........................     2,188        2,941
Amortization of licensing rights............................    11,358       13,250
                                                               -------      -------
Profit from operations......................................     7,585        6,718
Other income, net (Note 4)..................................       211           36
                                                               -------      -------
Income before income taxes..................................     7,796        6,754
Provision for income taxes (Note 5).........................     2,729        2,363
                                                               -------      -------
Net income..................................................   $ 5,067      $ 4,391
                                                               =======      =======

    The accompanying notes are an integral part of the financial statements.

                             BL TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents.................................  $     19     $     26
  Foreign currency contract receivable (Note 6).............        --          113
                                                              --------     --------
  Total current assets......................................        19          139
                                                              --------     --------
Investment in Hercules International Limited................    72,962       72,962
Licensing rights, net (Note 3)..............................    28,392       39,750
                                                              --------     --------
  Total assets..............................................  $101,373     $112,851
                                                              ========     ========
LIABILITIES AND NET HERCULES GROUP INVESTMENT
Liabilities
  Income taxes payable......................................  $  6,704     $  7,001
  Deferred income taxes (Note 5)............................     9,937       13,913
                                                              --------     --------
  Total liabilities                                             16,641       20,914
Commitments and contingencies (Note 7)......................        --           --
Net Hercules Group Investment (Note 9)
  Intercompany transactions, net............................    84,732       91,937
                                                              --------     --------
  Net Hercules Group Investment.............................    84,732       91,937
                                                              --------     --------
  Total liabilities and net Hercules Group investment.......  $101,373     $112,851
                                                              ========     ========

    The accompanying notes are an integral part of the financial statements.

                             BL TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income..................................................  $  5,067     $  4,391
Adjustments to reconcile net income to net cash provided by
  operations:
  Amortization of licensing rights..........................    11,358       13,250
  Deferred income taxes.....................................    (3,975)      (4,638)
  Corporate and other allocations...........................     2,188        2,941
  Accruals and deferrals of cash receipts and payments:
     Foreign currency contract receivable...................       113         (113)
     Income taxes payable...................................      (297)       2,830
     Transfers to/from Hercules Group.......................        --        4,171
                                                              --------     --------
       Net cash provided by operations......................    14,454       22,832
                                                              --------     --------
CASH FLOW FROM FINANCING ACTIVITIES:
Transfers to/from Hercules Group............................   (14,461)     (24,020)
                                                              --------     --------
       Net cash used in financing activities................   (14,461)     (24,020)
                                                              --------     --------
Net decrease in cash and cash equivalents...................        (7)      (1,188)
Cash and cash equivalents at beginning of year..............        26        1,214
                                                              --------     --------
Cash and cash equivalents at end of year....................  $     19     $     26
                                                              ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................  $     --     $     --
  Income taxes..............................................        --           --
Noncash financing activities:
  Corporate and other cost allocations......................     2,188        2,941

    The accompanying notes are an integral part of the financial statements.

                             BL TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     BL Technologies, Inc. ("BL Tech" or the "Company") was incorporated in 1994 in the state of Delaware as an Investment Holding Company for the purpose of providing certain financial services to its majority shareholder and former parent company, BetzDearborn Inc. (BetzDearborn). BL Tech and BetzDearborn are wholly owned subsidiaries of Hercules Incorporated ("Hercules"). The Company's primary business activity is the licensing of technologies (e.g., patents, trademarks, and formulations) and the collection of royalties therefrom to foreign based affiliates of the Hercules Group.

     When Hercules acquired all of the outstanding shares of BetzDearborn Inc. on October 15, 1998, it paid $2,235 million in cash and $186 million in common stock in exchange for the shares held by the BetzDearborn ESOP Trust. The purchase price allocated to the Company was approximately $53 million. During 1999, Hercules completed the purchase price allocation and the final determination of goodwill was $1,822. These financial statements include the pushdown of fair value adjustments to assets and liabilities including other intangible assets and the related amortization adjustment.

     Effective January 1, 2000, Hercules began funding all research and development costs and became the owner of all future technologies. The Company continues to have economic rights to license the technologies in existence prior to January 1, 2000 and receive annual royalties related to such rights from Hercules and its affiliates. Accordingly, as part of recording the acquisition under the purchase accounting method, the Company remeasured the value of its licensing rights giving consideration to the future cash flows thereby reflecting the licensing rights at fair value.

     As a result of the acquisition, during 1999, the Company was a party to one of several reorganization transactions initiated by Hercules. The transaction included the Company exchanging an investment in a BetzDearborn subsidiary for an 8.5% investment in Hercules International Limited. As this investment is under the common control of Hercules, it has been accounted for at book value and consolidated on an "as if" pooling basis for all periods presented.

     The Company also has a .001% investment in the stock of Hercules de Colombia S.A., an affiliate.

     Historically, separate company stand-alone financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries (including the Company) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information of the Company, a collateral party to the Hercules debt, based on the Hercules' understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     The financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on net assets; or a relative weighting of geographic activity. Management believes that the allocation methods are reasonable.

     BL Tech participates in Hercules' centralized cash management system. Accordingly, cash received from BL Tech operations is transferred to Hercules on a periodic basis, and Hercules funds all operational requirements.

                             BL TECHNOLOGIES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     Royalty income is based on a fixed percentage of the licensee's sales. The Company recognizes royalty revenue when the earnings process is complete. This generally occurs when the licensee has shipped product to the customer. Accruals are made for royalty refunds and other allowances based on the Company's experience.

  Cash and Cash Equivalents

     Cash in excess of operating requirements is invested in short-term, income-producing instruments. Cash equivalents include securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

  Licensing Rights

     Licensing rights are amortized on a sum-of-years digits basis during the economic life of such rights, which is seven years.

  Foreign Currency Transactions

     Transactions in foreign currency, primarily royalty payments, are recorded at the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency at the exchange rates in effect at the balance sheet date. Revenues, costs and expenses are recorded using average exchange rates prevailing during the reporting periods. Gains or losses resulting from foreign currency transactions are included in the statement of operations.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of short-term cash investments and receivables from affiliated companies. The Company places its short-term cash investments in a highly-liquid money market account at a large financial institution.

  Derivative Instruments and Hedging

     The Company has entered into forward-exchange contracts to hedge foreign currency exposure. Decisions regarding hedging have been made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, and economic trends. The Company uses the fair-value method of accounting, recording realized and unrealized gains and losses on these contracts monthly. They are included in other income (expense), net. It is the Company's policy to match the term of financial instruments with the term of the underlying designated item. The Company does not hold or issue financial instruments for trading purposes. In the Statement of Cash Flows, the Company reports the cash flows resulting from its hedging activities in the same category as the related item that is being hedged.

                             BL TECHNOLOGIES, INC.

  Income Taxes

     The Company's operations have historically been included in the consolidated income tax returns filed by its parent. Income tax expense in the accompanying financial statements has been computed assuming the Company filed separate income tax returns. Differences between this calculation of income taxes currently payable and consolidated amounts reported in the consolidated financial statements of the parent have been reflected as net Hercules Group investment.

  Net Hercules Group Investment

     The net Hercules Group investment account reflects the balance of BL Tech's historical earnings, intercompany amounts, income taxes, taxes accrued and deferred, foreign currency translation and other transactions between the Company and the Hercules Group.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on its earnings or statement of financial position.

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was to be effective October 1, 2000. Adoption of SAB 101 did not have a material effect on our profit from operations.

     In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). For BL Tech, these statements will generally become effective January 1, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

     SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. The impairment assessment provisions of SFAS 142 will not have an impact on the Company's financial statements.

                             BL TECHNOLOGIES, INC.

3. LICENSING RIGHTS

     The Company has a exclusive right to license Hercules technologies for a seven year period from its date of acquisition on October 15, 1998. At December 31, 2000 and 1999, licensing rights were:

                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Licensing rights............................................   $ 53,000      $53,000
Less accumulated amortization...............................    (24,608)     (13,250)
                                                               --------      -------
Licensing rights, net                                          $ 28,392      $39,750
                                                               ========      =======

4. OTHER INCOME (EXPENSE), NET

     Other income (expense), net, consists of the following:

                                                              2000    1999
                                                              ----    ----
                                                              (DOLLARS IN
                                                               THOUSANDS)
Interest income, net........................................  $  1    $11
Foreign exchanges gains.....................................   210     25
                                                              ----    ---
                                                              $211    $36
                                                              ====    ===

5. INCOME TAXES

     A summary of the components of the tax provision follows:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Currently payable...........................................   $ 6,704      $ 7,001
Deferred....................................................    (3,975)      (4,638)
                                                               -------      -------
Provision for income taxes..................................   $ 2,729      $ 2,363
                                                               =======      =======

     Deferred tax liabilities at December 31 consist of:

                                                                2000          1999
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
Intangible assets...........................................   $9,937       $13,913
                                                               ------       -------
Gross deferred tax liabilities..............................    9,937        13,913
                                                               ------       -------
Valuation allowance.........................................       --            --
                                                               ------       -------
                                                               $9,937       $13,913
                                                               ======       =======

     A reconciliation of the statutory income tax rate to the effective rate follows:

                                                              2000    1999
                                                              ----    ----
Statutory income tax rate...................................   35%     35%
                                                               --      --
Effective tax rate..........................................   35%     35%
                                                               ==      ==

                             BL TECHNOLOGIES, INC.

6. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

     The Company has selectively used foreign currency forward contracts to offset the effects of exchange rate changes cash flow. The primary exposures have been denominated in the euro, Canadian dollar and the British pound sterling. The term of the currency derivatives is rarely more than three months. At December 31, 1999, the Company had outstanding forward-exchange contracts to purchase foreign currencies aggregating $9.5 million and to sell foreign currencies aggregating $13.3 million. These notional amount do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to exchange rates.

     The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1999:

                                                                    1999
                                                              -----------------
                                                              CARRYING    *FAIR
                                                              AMOUNT*     VALUE
                                                              --------    -----
Foreign exchange contracts..................................    $113      $113

---------------

*The carrying amount represents the net unrealized gain associated with the contracts at the end of the period.

     Fair values of derivative contracts are indicative of cash that would have been received had settlement occurred on December 31, 1999, using quoted exchange rates.

7. COMMITMENTS AND CONTINGENCIES

     The Company has an operating lease for office space which expires September 30, 2001. Rental expense was $2 thousand in 2000 and $1 thousand in 1999. The net minimum payments required to be paid during 2001 is approximately $2 thousand.

8. RELATED PARTY TRANSACTIONS

     BL Tech has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and therefore may not necessarily reflect the result of arms-length negotiations between independent parties.

     Corporate and other allocations: As discussed in Note 1, the financial statements of BL Tech reflect certain allocated support costs incurred by other entities in Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, research & development overhead, investor relations and other corporate services. Allocations and charges included in BL Tech's financial statements were based on either a direct cost pass-through for items directly identified as related to BL Tech's activities; a percentage allocation for such services provided based on factors such as revenues, net assets, or a relative weighting of geographic activity. These allocations are reflected in the corporate and other cost allocations line in our statement of income. Such allocations and corporate charges totaled $2,188 thousand and $2,941 thousand in 2000 and 1999, respectively.

     Royalties: BL Tech has an exclusive right to license Hercules technologies to foreign based affiliates of the Hercules Group and enters into a licensing agreements in respect of the use of manufacturing formulations and specifications with affiliated companies which are developed and owned by Hercules. BL Tech received

                             BL TECHNOLOGIES, INC.

royalties in respect of this agreement of $20,972 thousand and $22,785 thousand in 2000 and 1999, respectively.

9. NET HERCULES GROUP INVESTMENT

     Changes in net parent investment were as follows:

                                                              (DOLLARS IN THOUSANDS)
Balance, January 1, 1999....................................         $104,454
  Net income................................................            4,391
  Intercompany transactions, net............................          (16,908)
                                                                     --------
Balance, December 31, 1999..................................           91,937
  Net income................................................            5,067
  Intercompany transactions, net............................          (12,272)
                                                                     --------
Balance, December 31, 2000..................................         $ 84,732
                                                                     ========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
 Wilmington, Delaware

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive (loss) income and of cash flows present fairly, in all material respects, the financial position of FiberVisions A/S, a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers

Skive, Denmark
October 22, 2001

                                FIBERVISIONS A/S

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Sales to third parties......................................   $ 94,405      $112,804
Sales to affiliates.........................................     13,414            --
Sales to Hercules Group.....................................     36,471        30,919
                                                               --------      --------
                                                                144,290       143,723
Cost of sales...............................................    128,103       120,999
Selling, general, and administrative expenses...............      4,586         6,321
Research and development....................................      1,017         1,004
Impairment of long lived assets (Note 13)...................     28,169            --
Other operating expenses, net (Note 14).....................      2,745         2,350
                                                               --------      --------
(Loss) profit from operations...............................    (20,330)       13,049
Equity in income of affiliated companies....................      2,617        12,716
Interest expense, net (Note 12).............................      2,234         4,755
                                                               --------      --------
(Loss) income before income taxes...........................    (19,947)       21,010
Provision for income taxes (Note 15)........................      3,430         8,055
                                                               --------      --------
Net (loss) income...........................................    (23,377)       12,955
Translation adjustments, net of tax of $557 and $384........      1,299           897
                                                               --------      --------
Comprehensive (loss) income.................................   $(22,078)     $ 13,852
                                                               ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                FIBERVISIONS A/S

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents.................................  $  3,629     $  5,129
  Accounts receivable, net..................................    18,939       17,538
  Receivables from affiliates (Note 5)......................     2,815           --
  Inventories (Note 4)......................................     6,143        7,952
                                                              --------     --------
  Total current assets......................................    31,526       30,619
Property, plant, and equipment, net (Notes 9 and 13)........    95,030      123,030
Investments (Note 6)........................................    18,140       15,677
Goodwill and other intangible assets, net (Note 10).........    98,058      103,467
Deferred charges and other assets...........................       198          268
                                                              --------     --------
  Total assets..............................................  $242,952     $273,061
                                                              ========     ========
LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
  Accounts payable..........................................  $ 12,927     $ 13,484
  Current maturities of long-term debt (Note 7).............    11,588       10,288
  Accrued expenses (Note 9).................................     6,585        8,438
                                                              --------     --------
  Total current liabilities.................................    31,100       32,210
Long-term debt -- third parties (Note 7)....................    53,919       70,141
Deferred income taxes (Note 15).............................    18,737       17,493
                                                              --------     --------
  Total liabilities.........................................   103,756      119,844
Commitments and contingencies (Note 17).....................        --           --
Net Hercules Group investment (Note 16).....................
  Accumulated other comprehensive income....................     2,351        1,052
  Intercompany transactions.................................   136,845      152,165
                                                              --------     --------
  Net Hercules Group Investment.............................   139,196      153,217
                                                              --------     --------
  Total liabilities and net Hercules Group Investment.......  $242,952     $273,061
                                                              ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                FIBERVISIONS A/S

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................   $(23,377)     $ 12,955
Adjustments to reconcile net (loss) income to net cash
  provided from operations:
  Depreciation..............................................     10,054        11,863
  Provision for impairment of long-lived assets.............     28,169            --
  Amortization of goodwill..................................      2,696         2,790
  Bad debt expense..........................................        216            --
  Nonoperating loss on disposals............................         --            74
  Affiliates' earnings in excess of dividends received......         94       (12,716)
  Corporate and other cost allocations......................        426         1,747
  Deferred income taxes.....................................      1,642         5,182
  Accruals and deferrals of cash receipts and payments:
     Accounts receivable....................................     (1,611)       (1,604)
     Receivable from affiliates, net........................     (5,030)           --
     Transfers from/(to) Hercules Group, net................      1,481         7,556
     Inventories............................................      1,416        (1,046)
     Accounts payable and accrued expenses..................     (2,263)          421
     Noncurrent assets and liabilities......................        294            11
                                                               --------      --------
       Net cash provided by operating activities............     14,207        27,233
                                                               --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................    (11,350)       (9,970)
Acquisition of subsidiaries, net of cash acquired...........       (355)           --
Other, net..................................................         47          (171)
                                                               --------      --------
       Net cash used in investing activities................    (11,658)      (10,141)
                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt repayments, third parties....................     (9,726)      (11,092)
Transfers from/(to) Hercules Group, net.....................      6,150        (6,134)
Change in short-term debt...................................         (9)           --
                                                               --------      --------
       Net cash used in financing activities................     (3,585)      (17,226)
                                                               --------      --------
Effect of exchange rate changes on cash.....................       (464)         (140)
                                                               --------      --------
Net decrease in cash and cash equivalents...................     (1,500)         (274)
Cash and cash equivalents at beginning of year..............      5,129         5,403
                                                               --------      --------
Cash and cash equivalents at end of year....................   $  3,629      $  5,129
                                                               ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (net of amount capitalized)......................   $  4,727      $  5,662
  Income taxes, net.........................................      1,424           380
Noncash financing activities
  Corporate and other cost allocations......................        426         1,747

   The accompanying notes are an integral part of the consolidated financial statements.

                                FIBERVISIONS A/S

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     FiberVisions A/S, based in Varde, Denmark, ("FiberVisions A/S" or the "Company") serves worldwide markets for polypropylene fiber used to make disposable hygiene products. The Company is a wholly owned subsidiary of FiberVisions, L.L.C. ("FiberVisions"). Hercules Inc. acquired the 49% share of FiberVisions from their joint venture partner in July 1998, making FiberVisions a wholly owned subsidiary of Hercules, Inc.

     Historically, separate company stand-alone financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries (including FiberVisions A/S) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information on the Company, a collateral party to the Hercules debt, based on the Hercules' understanding of Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     The financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation methods are reasonable.

     During 1998, Hercules acquired the Company to make this a wholly owned subsidiary. These financial statements include the push-down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant, and equipment and their related amortization and depreciation adjustments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries where control exits (see below). Investments in affiliated companies with a greater than 20% and 50% or less ownership interest are accounted for using the equity method of accounting and, accordingly, consolidated income includes the Company share of their income. All intercompany transactions and profits have been eliminated.

                  SUBSIDIARY                         DOMICILE       FUNCTIONAL CURRENCY
                  ----------                         --------       -------------------
FiberVisions Products, Inc.....................    United States    US Dollar
FiberVisions GmBH..............................    Germany          German Mark
FiberVisions (China) A/S.......................    Denmark          Danish Kroner
FiberVisions A.G. .............................    Switzerland      Swiss Franc
FiberVisions (China) Textiles Products Ltd. ...    China            Chinese Renmimbi
FiberVisions (Suzhou) Nonwovens Products           China
  Ltd. ........................................                     Chinese Renmimbi
FiberVisions, LP...............................    United States    US Dollar
Athens Holding, Inc. ..........................    United States    US Dollar
FV Holdings, Inc. .............................    United States    US Dollar
ES FiberVisions Holdings ApS...................    Denmark          Danish Kroner
ES FiberVisions, Inc. .........................    United States    US Dollar

                                FIBERVISIONS A/S

                  SUBSIDIARY                         DOMICILE       FUNCTIONAL CURRENCY
                  ----------                         --------       -------------------
ES FiberVisions LP.............................    United States    US Dollar
ES FiberVisions ApS............................    Denmark          Danish Kroner
ES FiberVisions Hong Kong Ltd. ................    Hong Kong        Hong Kong Dollar

  Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with the terms of the agreement, title and risk of loss have been transferred, collectibility is probable, and pricing is fixed and determinable. Accruals are made for sales returns and other allowances based on the Company's experience. The corresponding shipping and handling costs are included in cost of sales.

  Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Cash in excess of operating requirements is transferred to Hercules or invested in interest bearing bank accounts.

  Inventories

     Inventories are stated at the lower of cost or market using the average cost method.

  Property and Depreciation

     Property, plant, and equipment are stated at cost. The company uses the straight-line method of depreciation. The company believes straight-line depreciation provides a better matching of costs and revenues over the lives of the assets. The estimated useful lives of depreciable assets are as follows: buildings -- 30 years; plant, machinery and equipment -- 15 years; other machinery and equipment -- 3 to 15 years.

     Maintenance, repairs, and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) is charged to income.

  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for goodwill and 10 years for other intangible assets. Goodwill arises in connection with acquisitions. The purchase price is allocated to the fair value of the assets acquired and liabilities assumed with the excess recorded as goodwill.

  Impairment of Long Lived Assets

     The company reviews its long-lived assets, including goodwill and other intangibles, for impairment on an exception basis whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred based on expected future cash flows (undiscounted), the loss is recognized in the income statement. The amount of the

                                FIBERVISIONS A/S
impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments. During 2000 the company had long-lived asset impairments of $28,169 thousand (see note 13).

  Foreign Currency Translation and Transactions

     The accompanying consolidated financial statements are reported in U.S. dollars. The Danish kroner is the functional currency for the Company and its domestic subsidiaries and associated companies. However, the U.S. dollar, Chinese renmimbi, German mark and the Swiss franc are the functional currencies for its foreign subsidiaries located in the United States, China, Germany and Switzerland, respectively. The translation of the functional currencies into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheet date, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods.

     Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income.

     Transactions in foreign currency are recorded at the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency at the exchange rates in effect at the balance sheet date. Revenues, costs and expenses are recorded using average exchange rates prevailing during the reporting periods. Gains or losses resulting from foreign currency transactions are included in the statements of income.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to insurance coverage for customers of the Company. As of December 31, 2000 and 1999, the Company's accounts include cash, bank borrowings, trade receivables and accounts payable which are denominated in currencies other than the U.S. Dollar. Wherever possible the Group attempts to limit the exchange rate exposure by matching the receivables, borrowings and payables in the same currency. Operating results, however, are affected by significant fluctuations in exchange rates. Financial instruments, which potentially subject the group to a concentration of credit risk principally, consist of trade receivables. Approximately 87% and 70% of trade receivables were concentrated with 10 customers as of December 31, 2000 and 1999, respectively. There was one customer that accounted for 21% and 10% of total trade receivables as of December 31, 2000 and 1999.

     The Company has deposited its cash and cash equivalents with reputable financial institutions and believes the risk of loss due to non-performance by the counter party to be remote.

  Stock-based Compensation

     Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 (APB 25)). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied.

                                FIBERVISIONS A/S

  Net Hercules Group Investment

     The net Hercules Group investment account reflects the balance of the Company's historical earnings, foreign currency translation, intercompany amounts, income tax, and other transactions between the Company and the Hercules Group.

  Research and Development

     Research and development expenditures are expensed as incurred.

  Income Taxes

     The provisions for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

     The company provides taxes on undistributed earnings of subsidiaries and affiliates included in consolidated retained earnings to the extent such earnings are planned to be remitted and not re-invested permanently. The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or US income taxes has been made amounted to approximately $62,410 thousand and $61,343 thousand at December 31 2000 and 1999, respectively. US and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the US statutory rate because of the availability of tax credits.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on its earnings or statement of financial position.

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, is to be effective October 1, 2000. Adoption of SAB 101 did not have a material effect on our profit from operations.

     In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). For the Company, these statements will generally become effective January 1, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

                                FIBERVISIONS A/S

     SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. The assessment of goodwill for impairment is a complex issue in which the Company must determine, among other things, the fair value of each defined reporting unit. It is, therefore, not possible at this time to predict the impact, if any, that the impairment assessment provisions of SFAS 142 will have on the Company's financial statements.

     In addition, in June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assts. SFAS 143 will become effective for the Company from January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

3. ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net, consists of:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Trade.......................................................   $15,220      $14,574
Rebates from suppliers......................................     2,820        2,626
Other.......................................................     1,260          483
                                                               -------      -------
                                                                19,300       17,683
Less allowance for doubtful accounts........................      (361)        (145)
                                                               -------      -------
          Total.............................................   $18,939      $17,538
                                                               =======      =======

4. INVENTORIES

     The components of inventories are:

                                                                2000          1999
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Finished products...........................................   $2,647        $4,065
Materials, supplies, and work in process....................    3,496         3,887
                                                               ------        ------
          Total.............................................   $6,143        $7,952
                                                               ======        ======

5. RECEIVABLES FROM AFFILIATES

     Trade receivables from affiliates, consists of $5,030 thousands due from ES FiberVisons, net of $2,215 thousand of accumulated losses of unconsolidated companies in excess of investments (see Note 6).

                                FIBERVISIONS A/S

6. INVESTMENTS IN AFFILIATED COMPANIES

     The equity investments in affiliated companies consist of:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Investment in FiberVisions, LP..............................   $18,140      $15,677
                                                               =======      =======

     On January 1, 2000 the Company and Chisso Polypro Fiber Co., Ltd formed a 50/50 joint venture, ES FiberVisions, combining their bicomponent fibers businesses outside of Japan. While the Company has a 50% equity interest, it's share of joint venture operations is 67%. The venture extends the Company's strategy to continue globalization of bicomponent fiber by establishing sales support facilities in key regions. Both parent companies supply fiber to the joint venture under manufacturing agreements. The Company manufactures bicomponent fibers for the joint venture at the Varde, Denmark and Athens, Georgia locations. The annual sales of the venture were approximately $48 million in fiscal 2000,and the Company's share of net income for 2000 was $153 thousand.

     In 1998, the Company's majority owned subsidary FiberVisions Products, Inc. entered into a 50% joint venture with FiberVisions Inc., a wholly owned subsidary of FiberVisions. FiberVisions Products Inc. and FiberVisions Inc. manufacture products for the joint venture, FiberVisions LP, under a manufacturing agreement. FiberVisions Products' share of the net income was $2,464 thousand and $12,716 thousand in 2000 and 1999, respectively.

     Summarized financial information for the equity affiliates at December 31, and the years then ended is as follows:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Current assets..............................................  $ 38,614     $ 27,878
Non Current assets..........................................     9,925        3,475
Current liabilities.........................................    10,803           --
Net sales...................................................  $197,417     $150,450
Gross profit................................................    13,418       27,730
Net earnings................................................     5,150       25,432

     The majority of the investments are partnerships which require the associated tax benefit or expense to be recorded by the parent.

                                FIBERVISIONS A/S

7. LONG-TERM DEBT

     Long-term at December 31, 2000 and 1999 is summarized as follows:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSAND)
Unibank A/S term note due in varying amounts through 2005
  with an average interest rate of 5.82%....................  $ 19,428     $ 21,221
Finansierings Instituttet for Industri og Handvoerk A/S
  (FIH) term notes at various rates from 7.90% to 9.60% and
  due in varying amounts through 2006.......................    15,447       22,043
Danmark Finansiering Institut A/S (DFI) term notes at
  various rates from 6.48% to 9.72% and due in varying
  amounts through 2006......................................    23,482       28,943
Mortgage at a fixed rate of 7.16% and due in varying amounts
  through 2014..............................................     4,490        5,121
Industrialization Fund for Developing Countries (IFU) at a
  fixed rate of 5.23% and due in 2001.......................     2,410        2,851
Lease purchase obligation...................................       250          250
                                                              --------     --------
                                                                65,507       80,429
Less current maturities.....................................   (11,588)     (10,288)
                                                              --------     --------
          Total.............................................  $ 53,919     $ 70,141
                                                              ========     ========

     FIH term notes are collateralized by land, buildings, and plant and machinery of approximately $28,932 thousand. The DFI loan is collateralized by a letter of indemnification regarding land, buildings and plant and machinery of approximately $18,706 thousand. The mortgage is collateralized by land and buildings of approximately $4,490 thousand.

     In December 1996 the Company entered into a long-term lease purchase obligation with The Athens-Clark County Industrial Development Authority to purchase land. The interest rate is fixed at 1% per annum and the due date of the obligation is December 2020. The balance of the obligation was $250 thousand at December 31, 2000 and 1999.

     Scheduled annual maturities of long-term debt outstanding at December 31, 2000 in the successive five-year period are summarized as follows:

                                                              (DOLLARS IN
                                                               THOUSAND)
2001........................................................    $11,588
2002........................................................      7,773
2003........................................................     12,737
2004........................................................     12,705
2005........................................................     13,169
Thereafter..................................................      7,535
                                                                -------
          Total.............................................    $65,507
                                                                =======

                                FIBERVISIONS A/S

8. ADDITIONAL BALANCE SHEET DETAIL

                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Property, plant, and equipment
  Land......................................................  $     628     $    646
  Buildings and equipment...................................    191,940      188,046
  Construction in progress..................................      4,979        6,447
                                                              ---------     --------
          Total.............................................    197,547      195,139
  Accumulated depreciation and amortization.................   (102,517)     (72,109)
                                                              ---------     --------
  Net property, plant, and equipment........................  $  95,030     $123,030
                                                              =========     ========
Accrued expenses
  Payroll and employee benefits.............................  $   2,168     $  1,957
  Accrued interest payable..................................        365          312
  Miscellaneous.............................................      4,052        6,169
                                                              ---------     --------
                                                              $   6,585     $  8,438
                                                              =========     ========

10. GOODWILL AND OTHER INTANGIBLE ASSETS

     At December 31, 2000 and 1999, the goodwill and other intangible assets were:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Goodwill from Hercules acquisition..........................  $104,411     $104,411
Other Goodwill..............................................        --        2,849
Other intangibles...........................................     1,598        1,658
                                                              --------     --------
Total.......................................................   106,009      108,918
Less accumulated amortization...............................    (7,951)      (5,451)
                                                              --------     --------
  Net goodwill and other intangible assets..................  $ 98,058     $103,467
                                                              ========     ========

     In July 1998, Hercules completed the acquisition of 49% share of FiberVisions L.L.C. owned by its joint venture partner, Jacob Holm & Son A/S, for approximately $230 million in cash, plus assumed debt of $188 million. The allocation of the purchase price resulted in $188,051 thousand of goodwill for the FiberVisions group, which is being amortized over its estimated useful life of 40 years. Goodwill of $43,290 thousand and $61,121 thousand was assigned to FiberVisions Products, Inc. and FiberVisions A/S, respectively.

     As described in note 13, the other Goodwill of $2,849 thousand was included in the impairment of the Suzhou, China facility.

11. OTHER FINANCING ARRANGEMENTS

     Hercules manages the Company's cash and indebtedness. The majority of the cash provided by or used by the Company is provided through this consolidated cash and debt management system. As a result, the amount of domestic cash or debt historically related to the Company is not determinable. For the purposes of the Company's historical financial statements all of its positive or negative cash flows have been treated as cash transferred to or from its parent.

     The Company has an intercompany receivable with the Hercules Group in the amount of $16,258 thousand and $17,378 thousand which is included in the net Hercules Group investment balance at

                                FIBERVISIONS A/S

December 31, 2000 and 1999, respectively. During 2000 and 1999 the weighted average interest rate on the intercompany borrowings was 7.4% and 6.4%, respectively.

12. INTEREST EXPENSE, NET

     Interest and debt costs are summarized as follows:

                                                                2000          1999
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Interest expense............................................   $2,383        $5,667
Amount capitalized..........................................     (132)          (11)
                                                               ------        ------
Amount expensed.............................................    2,251         5,656
Interest income.............................................      (17)         (901)
                                                               ------        ------
Interest expense, net.......................................   $2,234        $4,755
                                                               ======        ======

13. IMPAIRMENT OF LONG LIVED ASSETS

     In the third quarter of 2000, the Company recorded assets impairments of $28,169 thousand. Management determined that revised growth projections for the China hygiene non-woven market would indefinitely delay the feasibility of expanding the production capability of the facility. Estimated future cash flows related to this facility without the planned expansion indicated that an impairment had occurred. The impairment charge was required to write off approximately 90% of the net book value of the existing Suzhou, China facility as well as the investment in the new fiber line.

14. OTHER OPERATING EXPENSES, NET

     Other operating expenses, net, consists of the following:

                                                                2000          1999
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Amortization of goodwill....................................   $2,644        $2,660
Foreign currency transactions expense (income)..............      106          (327)
Miscellaneous (income) expense, net.........................       (5)           17
                                                               ------        ------
                                                               $2,745        $2,350
                                                               ======        ======

15. INCOME TAXES

     The domestic and foreign components of income before taxes and effect of change in accounting principle are presented below:

                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Domestic....................................................   $     98      $ 9,845
Foreign.....................................................    (20,045)      11,165
                                                               --------      -------
                                                               $(19,947)     $21,010
                                                               ========      =======

                                FIBERVISIONS A/S

     A summary of the components of the tax provision follows:

                                                                2000          1999
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Currently payable
  Domestic..................................................   $ (438)       $ (169)
  Foreign...................................................    2,225         3,042
Deferred
  Domestic..................................................    1,009         4,218
  Foreign...................................................      634           964
                                                               ------        ------
Provision for income taxes..................................   $3,430        $8,055
                                                               ======        ======

     Deferred tax liabilities (assets) at December 31 consist of:

                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Depreciation................................................   $ 20,091      $19,372
Accrued expenses............................................      1,093        1,370
                                                               --------      -------
Gross deferred tax liabilities..............................     21,184       20,742
                                                               --------      -------
Amortization................................................   $ (1,345)     $  (451)
Inventory...................................................       (108)         (67)
Impairment of assets........................................     (3,704)          --
Loss carryforwards..........................................     (5,273)      (3,179)
Other comprehensive income..................................      1,005          448
Other.......................................................       (691)          --
                                                               --------      -------
Gross deferred tax assets...................................    (10,116)      (3,249)
                                                               --------      -------
Valuation allowance.........................................      7,669           --
                                                               --------      -------
Total deferred income tax...................................   $ 18,737      $17,493
                                                               ========      =======

     A reconciliation of the statutory income tax rate to the effective rate follows:

                                                               2000     1999
                                                              ------    -----
Statutory income tax rate...................................   35.00%   35.00%
Foreign Rate Differential...................................  (24.87)    1.80
Valuation Allowance.........................................  (28.78)      --
Reserves....................................................   (1.91)   (1.45)
Goodwill....................................................   (3.15)    2.59
Other.......................................................    6.52     0.40
                                                              ------    -----
Effective tax rate..........................................  (17.19)%  38.34%
                                                              ======    =====

                                FIBERVISIONS A/S

16. NET HERCULES GROUP INVESTMENT

     Changes in net Hercules Group Investment were as follows:

                                                              (DOLLARS IN
                                                              THOUSANDS)
Balance at January 1, 1999..................................   $136,196
Comprehensive income for the year ended December 31, 1999...     13,852
Intercompany transactions, net..............................      3,169
                                                               --------
Balance at December 31, 1999................................    153,217
Comprehensive income for the year ended December 31, 2000...    (22,078)
Intercompany transactions, net..............................      8,057
                                                               --------
Balance at December 31, 2000................................   $139,196
                                                               ========

     The Company includes accumulated other comprehensive income in net parent investment. At December 31, 2000 and 1999 accumulated other comprehensive income included $2,351 thousand and $1,052 thousand, respectively, of foreign currency translation adjustments.

17. COMMITMENTS AND CONTINGENCIES

  Leases

     FiberVisions A/S has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $34 thousand in 2000 and $50 thousand in 1999.

     The net minimum future payments at December 31, 2000 are as follows:

                                                              (DOLLARS IN
                                                              THOUSANDS)
2001........................................................      $34
2002........................................................       29
2003........................................................       15
2004........................................................        6
2005........................................................        3
                                                                  ---
Total.......................................................      $87
                                                                  ===

     In the spring of 2001 the Danish tax authorities indicated that they intend to increase FiberVisions A/S' taxable income for the tax year 1997. The tax value of the declared increase amounts to approximately $1,400 thousand. Management does not agree with the assessment of the tax authorities, and the case will be appealed. Consequently, the final outcome of the case uncertain.

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2000 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

18. PENSION AND POSTRETIREMENT BENEFITS

     FiberVisions Products, Inc. participates in a defined benefit pension plan sponsored by Hercules, which covers substantially all employees of Hercules in the U.S. Benefits under this plan are based on the average final pay and years of service. Hercules also provides postretirement health care and life insurance benefits to eligible retired employees and their dependents.

                                FIBERVISIONS A/S

     Information on the actuarial present value of the benefit obligation and fair value of the plan assets is not presented as Hercules manages its U.S. employee benefit plans on a consolidated basis and such information is not maintained separately for the U.S. employees of the Company. The Company's statement of operation includes an allocation of the costs of the U.S. benefits plans. The pension costs were allocated based on percentage of pensionable wages, for each of the years presented, postretirement benefit costs were allocated using factors derived from the relative net assets and revenues. Net pension expense (income) of Hercules allocated to FiberVisions Products, Inc was ($129) thousand for the year ended December 31, 2000. There was no allocation in 1999.

     FiberVisions A/S maintains a contributory pension plan. The Company's matching contribution was $964 thousand and $977 thousand for 2000 and 1999, respectively. FiberVisions Products, Inc. maintains a 401(k) savings plan for its full-time employees in North America. Each participant in the plan may elect to contribute 1 % to 15 % of his or her annual salary to the plan subject to statutory limitations. The company matches employee contributions to the plan at the rate of 50% of the first 6% of salary contributed. The Company's matching contribution was $69 thousand and $79 thousand for 2000 and 1999, respectively. FiberVisions (China) Textiles Products, Ltd. provides a housing allowance for their employees. The Company's contribution was $160 thousand and $137 thousand in 2000 and 1999, respectively.

19. LONG TERM INCENTIVE COMPENSATION PLAN

     FiberVisions A/S Denmark participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

     In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 491,488 at December 31, 2000, and 926,689 at December 31, 1999.

     At December 31, 2000, under Hercules' incentive compensation plans, 1,847,855 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

     Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

     The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2000 and 1999, respectively.

                                FIBERVISIONS A/S

     Below is a summary of outstanding stock option grants under the incentive compensation plans during 2000 and 1999:

                                                               REGULAR
                                                    -----------------------------
                                                    NUMBER OF    WEIGHTED-AVERAGE
                                                     SHARES           PRICE
                                                    ---------    ----------------
December 31, 1999.................................       --               --
Granted...........................................    6,875           $17.25
Exercised.........................................       --               --
Forfeited.........................................       --               --
                                                      -----           ------
December 31, 2000.................................    6,875           $17.25

     There were no performance-accelerated stock options granted or outstanding during 2000 and 1999. There were no regular stock options granted or outstanding during 1999. The weighted-average fair value of regular stock options granted during 2000 was $8.85.

     There were no regular stock options exercisable at December 31, 2000 and 1999.

     Following is a summary of stock options outstanding at December 31, 2000:

                                              OUTSTANDING OPTIONS                       EXERCISABLE OPTIONS
                               -------------------------------------------------   ------------------------------
                                 NUMBER      WEIGHTED-AVERAGE                        NUMBER
          EXERCISE             OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
         PRICE RANGE           AT 12/31/00   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/00    EXERCISE PRICE
-----------------------------  -----------   ----------------   ----------------   -----------   ----------------
    Regular Stock Options
          $12 - $20               6,875            9.13              $17.25               --              --
                                  -----                              ------          -------
                                  6,875                                                   --
                                  =====                              ======          =======

     FiberVisions A/S Denmark employees may also participate in the Hercules Employee Stock Purchase Plan ("ESPP"). The ESPP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 202,139 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 2000 and 1999, were 1,597,861 and 949,464, respectively. Hercules applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

     Had compensation cost for Hercules' Stock-Based Incentive Plans and ESPP been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

     The following weighted-average assumptions would be used in estimating fair value for 2000 and 1999:

                                               REGULAR       PERFORMANCE       EMPLOYEE STOCK
ASSUMPTION                                       PLAN      ACCELERATED PLAN    PURCHASE PLAN
----------                                     --------    ----------------    --------------
Dividend yield...............................     2%          3.4%                0.0%
Risk-free interest rate......................   5.88%         5.38%              5.41%
Expected life................................  7.1 yrs       5 yrs.              3 mos.
Expected volatility..........................   29.20%       27.31%              44.86%

                                FIBERVISIONS A/S

     The Company's net (loss) income for 2000 and 1999 would approximate the pro forma amounts below:

                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Net income
  As reported...............................................   $(23,377)     $12,955
  Pro forma.................................................   $(23,402)     $12,955

20. RELATED PARTY TRANSACTIONS

     The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and therefore may not necessarily reflect the result of arm-length negotiations between independent parties. The terms of the agreements provide for the sale of product to the affiliated entities based on a cost-plus formula.

  Corporate and other allocations

     As discussed in Note 1, the financial statements of the Company reflect certain allocated support costs incurred by other entities in Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, safety, information management, health and environmental, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities, or a percentage allocation for such services provided based on factors such as revenues, net assets, cost of sales and relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in our statements of income. In addition, the Company allocates certain of its own costs to other companies in the FiberVision group of companies. Such allocations and corporate charges totaled $426 thousand and $1,747 thousand in 2000 and 1999, respectively.

  Sales to affiliates

     The Company sells fiber in the normal course of business to affiliated companies. The Company's revenues from sales to affiliated companies were $49,885 thousand and $30,919 thousand in 2000 and 1999, respectively.

  Purchases from Hercules Group

     The Company also purchases finished product for resale in the normal course of business from the Hercules Group. The Company's purchases from the Hercules Group were $3,874 thousand and $9,994 thousand in 2000 and 1999, respectively. In addition, supplies are purchased in the normal course of business from the Hercules Group. The Company's purchases from Hercules Group were $7 thousand and $8 thousand in 2000 and 1999, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
  Wilmington, Delaware

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of FiberVisions, Inc., a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
August 31, 2001

                               FIBERVISIONS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Sales to Hercules Group.....................................   $105,724      $92,352
Cost of sales...............................................     99,026       82,854
Selling, general, and administrative expenses...............      3,570        4,643
Research and development....................................      3,458        3,396
Impairment of long lived assets (Note 9)....................     25,372           --
Other operating expenses, net (Note 10).....................      4,451        4,739
                                                               --------      -------
Loss from operations........................................    (30,153)      (3,280)
Equity in income of affiliated companies (Note 4)...........      2,463       12,716
Interest expense, net (Note 8)..............................      5,209        3,796
                                                               --------      -------
(Loss) income before income taxes...........................    (32,899)       5,640
(Benefit) provision for income taxes (Note 11)..............     (9,808)       2,740
                                                               --------      -------
Net (loss) income...........................................   $(23,091)     $ 2,900
                                                               ========      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                               FIBERVISIONS INC.

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents.................................  $  1,148     $     26
  Miscellaneous receivables.................................       174        1,579
  Inventories (Note 3)......................................    11,850       14,466
                                                              --------     --------
  Total current assets......................................    13,172       16,071
                                                              --------     --------
Property, plant, and equipment, net (Notes 5 and 9).........    26,936       56,133
Investment in affiliates (Note 4)...........................    18,140       15,677
Goodwill and other intangible assets, net (Note 6)..........   101,638      106,336
Deferred charges and other assets...........................       224        1,079
                                                              --------     --------
  Total assets..............................................  $160,110     $195,296
                                                              ========     ========
LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
  Accounts payable..........................................  $  8,478     $ 10,415
  Payables to affiliates (Note 7)...........................       104           --
  Accrued expenses (Note 5).................................     6,202        5,086
                                                              --------     --------
  Total current liabilities.................................    14,784       15,501
Deferred income taxes (Note 11).............................     1,368       12,549
                                                              --------     --------
  Total liabilities.........................................    16,152       28,050
Commitments and contingencies (Note 13).....................        --           --
Net Hercules Group investment (Note 17).....................   143,958      167,246
                                                              --------     --------
Total liabilities and net Hercules Group investment.........  $160,110     $195,296
                                                              ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               FIBERVISIONS INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEAR ENDED
                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income...........................................   $(23,091)    $  2,900
Adjustments to reconcile net income to net cash provided by
  operations:
  Depreciation..............................................      5,604        5,543
  Impairment of long lived assets...........................     25,372
  Amortization of goodwill..................................      4,698        4,742
  Loss on disposal of fixed assets..........................         --           15
  Affiliates' earning in excess of dividends received.......     (2,463)     (12,716)
  Corporate and other cost allocations......................     (1,444)      (2,865)
  Deferred income taxes.....................................    (11,181)      (1,333)
  Goodwill adjustment.......................................         --         (131)
  Accruals and deferrals of cash receipts and payments:
     Miscellaneous receivable...............................      1,405       (2,658)
     Inventories............................................      2,616       (2,413)
     Transfers to/from Hercules Group.......................      2,096       17,116
     Accounts payable and accrued expenses..................       (821)      (2,325)
     Payables to affiliates.................................        104           --
     Noncurrent assets and liabilities......................        855         (574)
                                                               --------     --------
       Net cash provided by operations......................      3,750        5,301
                                                               --------     --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures........................................     (1,779)      (5,398)
                                                               --------     --------
       Net cash used in investing activities................     (1,779)      (5,398)
                                                               --------     --------
CASH FLOW FROM FINANCING ACTIVITIES:
Transfers to/from Hercules Group............................       (849)      (1,043)
                                                               --------     --------
       Net cash used in financing activities................       (849)      (1,043)
                                                               --------     --------
Net increase (decrease) in cash and cash equivalents........      1,122       (1,140)
Cash and cash equivalents at beginning of year..............         26        1,166
                                                               --------     --------
Cash and cash equivalents at end of year....................   $  1,148     $     26
                                                               ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Income taxes, net.........................................   $    300     $  4,836
  Interest..................................................      2,253        2,825
Noncash financing activities
  Corporate and other cost allocations......................     (1,444)      (2,865)

   The accompanying notes are an integral part of the consolidated financial statements.

                               FIBERVISIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     FiberVisions Inc. ("FiberVisions" or the "Company") serves worldwide markets for polypropylene nonwoven fiber used to make disposable hygiene products. FiberVisions also produces olefin fiber and yarn for domestic textile and industrial markets for use in fabrics, residential upholstery, geotextiles, carpets and asphalt. The company was formed on May 30, 1997 and is a wholly owned subsidiary of FiberVisions, L.L.C. ("FiberVisions"); itself a wholly owned subsidiary of Hercules Incorporated ("Hercules").

     Historically, separate company stand-alone financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries (including FiberVisions Inc.) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information on the Company, a collateral party to the Hercules debt, based on the Hercules' understanding of Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     The Company participates in Hercules' centralized cash management system. Accordingly, cash received from the Company's operations is transferred to Hercules on a periodic basis, and Hercules funds all operational and capital requirements.

     The financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation methods are reasonable.

     During 1998, Hercules acquired FiberVisions, making the Company a wholly owned subsidiary. These financial statements include the push-down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant, and equipment and their related amortization and depreciation adjustments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the FiberVisions and its majority-owned subsidiaries where control exits (see chart below). Investments in affiliated companies with a greater than 20% and less than 50% ownership interest are accounted for using the equity method of accounting and, accordingly, consolidated income includes FiberVisons share of their income. All intercompany transactions and profits have been eliminated.

       SUBSIDIARY           DOMICILE     PERCENTAGE OWNERSHIP   FUNCTIONAL CURRENCY
------------------------  -------------  --------------------   -------------------
FiberVisions, LP          United States           50%                US Dollar
Covington Holdings, Inc.  United States          100%                US Dollar

                               FIBERVISIONS, INC.

  Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with the terms of the agreement, title and risk of loss have been transferred, collectibility is probable, and pricing is fixed and determinable. Accruals are made for sales returns and other allowances based on the Company's experience. The corresponding shipping and handling costs are included in cost of sales.

  Cash and Cash Equivalents

     Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

  Inventories

     Inventories are stated at the lower of cost or market using the average cost method.

  Property and Depreciation

     Property, plant, and equipment are stated at cost. The company uses the straight-line method of depreciation to depreciate assets over their useful lives. The estimated useful lives of depreciable assets are as follows: buildings -- 30 years; plant, machinery and equipment -- 15 years; other machinery and equipment -- 3 to 15 years.

     Maintenance, repairs, and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) is charged to income.

  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for goodwill and 10 years for other intangible assets.

  Long-lived Assets

     The company reviews its long-lived assets, including goodwill and other intangibles, for impairment on an exception basis whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred based on expected future cash flows (undiscounted), the loss is recognized in the income statement. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments. During 2000 the company had long-lived asset impairments of $25,372 thousand (see note 10).

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables with FiberVisions LP.

                               FIBERVISIONS, INC.

  Stock-based Compensation

     Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 (APB 25)). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied.

  Net Hercules Group Investment

     The net Hercules Group investment account reflects the balance of the Company's historical earnings, intercompany amounts, post employment liabilities, and other transactions between the Company and the Hercules Group.

  Income Taxes

     The provisions for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

  Research and Development

     Research and development costs are expensed as incurred.

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

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, is to be effective October 1, 2000. Adoption of SAB 101 did not have a material effect on our profit from operations.

     In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). For the Company, these statements will generally

                               FIBERVISIONS, INC.

become effective January 1, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

     SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. The assessment of goodwill for impairment is a complex issue in which the Company must determine, among other things, the fair value of each defined reporting units. It is, therefore, not possible at this time to predict the impact, if any, that the impairment assessment provisions of SFAS 142 will have on the Company's financial statements.

     In addition, in June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assts. SFAS 143 will become effective for the Company from January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

3. INVENTORIES

     The components of inventories are:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
                                                              ----------------------
Finished products...........................................   $ 4,813      $ 6,649
Raw materials and work-in-process...........................     7,037        7,817
                                                               -------      -------
          Total.............................................   $11,850      $14,466
                                                               =======      =======

4. INVESTMENT

     In 1998, the Company entered into a 50% joint venture with FiberVisions Products, Inc. Both parties manufacture products for the joint venture, FiberVisions LP, under a manufacturing agreement. FiberVisions Inc.'s share of the net income was $2,463 thousand and $12,716 thousand in 2000 and 1999, respectively.

     Summarized financial information for the equity affiliate at December 31, and the years then ended is as follows:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Current assets..............................................  $ 27,805     $ 27,878
Non Current assets..........................................     8,475        3,475
Net sales...................................................  $149,007     $150,450
Gross profit................................................     5,898       27,730
Net earnings................................................     4,927       25,432

     The investment is a partnership which requires the associated tax benefit or expense to be recorded by the parent.

                               FIBERVISIONS, INC.

5. ADDITIONAL BALANCE SHEET DETAIL

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Property, plant, and equipment
  Land......................................................  $     654    $     684
  Buildings and equipment...................................    173,599      173,446
  Construction in progress..................................     11,075        9,421
                                                              ---------    ---------
          Total.............................................    185,328      183,551
Accumulated depreciation and amortization...................   (158,392)    (127,418)
                                                              ---------    ---------
  Net property, plant, and equipment........................  $  26,936    $  56,133
                                                              =========    =========
Accrued expenses
  Income taxes payable......................................  $     245    $      --
  Miscellaneous.............................................      5,957        5,086
                                                              ---------    ---------
                                                              $   6,202    $   5,086
                                                              =========    =========

6. GOODWILL AND OTHER INTANGIBLES ASSETS

     At December 31, 2000 and 1999, the goodwill and other intangible assets were:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Goodwill....................................................  $ 83,640     $ 83,640
Other intangible assets.....................................    29,752       29,752
Less accumulated amortization...............................   (11,754)      (7,056)
                                                              --------     --------
     Net goodwill and other intangible assets...............  $101,638     $106,336
                                                              ========     ========

     In July 1998, Hercules Inc. completed the acquisition of 49% share of FiberVisions L.L.C. owned by its joint venture partner, Jacob Holm & Son A/S, for approximately $230 million in cash, plus assumed debt of $188 million. The allocation of the purchase price resulted in $188,051 thousand of goodwill for the FiberVisons group, which is being amortized over its estimated useful life of 40 years. $83,640 thousand of the goodwill was assigned to FiberVisions Inc. Other intangibles assets, related to the acquisition, amounted to $29,752 thousand.

7. PAYABLES TO AFFILIATES

     Trade payables to affiliates, consists of $104 thousand due to ES FiberVisions.

8. INTEREST EXPENSE, NET

     Interest costs were $5,209 thousand and $3,796 thousand, respectively, in 2000 and 1999.

9. IMPAIRMENT OF LONG LIVED ASSETS

     In 2000, $25,372 was recorded to write-off the remaining net book value of the textiles plant in Covington, GA. The textiles business fundamentals have been deteriorating for the past few years. In 2000, the cost for the major raw material, polypropylene, had risen above historical price levels. The combination of the above factors has resulted in an irreversible loss of profitability for the textiles business. Estimated future cash flows related to this facility indicated full impairment had occurred.

                               FIBERVISIONS, INC.

10. OTHER OPERATING EXPENSES, NET

     Other operating expenses, net, consists of the following:

                                                                  2000          1999
                                                                ---------     ---------
                                                                (DOLLARS IN THOUSANDS)
Goodwill and intangible amortization........................     $4,698        $4,742
Miscellaneous (income) expense, net.........................       (247)           (3)
                                                                 ------        ------
                                                                 $4,451        $4,739
                                                                 ======        ======

11. INCOME TAXES

     The domestic and foreign components of income before (benefit) taxes and effect of change in accounting principle are presented below:

                                                                 2000         1999
                                                              ----------    --------
                                                              (DOLLARS IN THOUSANDS)
Domestic....................................................   $(32,901)     $5,650
Foreign.....................................................          2         (10)
                                                               --------      ------
                                                               $(32,899)     $5,640
                                                               ========      ======

     A summary of the components of the tax (benefit) provision follows:

                                                                 2000         1999
                                                              ----------    --------
                                                              (DOLLARS IN THOUSANDS)
Current
  Domestic..................................................   $  1,373      $3,545
  Foreign...................................................          1          --
Deferred
  Domestic..................................................    (11,182)       (805)
                                                               --------      ------
(Benefit) provision for income taxes........................   $ (9,808)     $2,740
                                                               ========      ======

     Deferred tax liabilities (assets) at December 31 consist of:

                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Depreciation................................................   $ 14,105      $15,482
                                                               --------      -------
Gross deferred tax liabilities..............................     14,105       15,482
                                                               --------      -------
Amortization................................................       (413)        (328)
Inventory...................................................     (2,595)      (2,269)
Impairment of Assets........................................     (8,938)           0
Bad Debts/Other Accrueds....................................       (791)        (336)
                                                               --------      -------
Gross deferred tax assets...................................    (12,737)      (2,933)
                                                               --------      -------
Valuation allowance.........................................          0            0
                                                               --------      -------
                                                               $  1,368      $12,549
                                                               ========      =======

                               FIBERVISIONS, INC.

     A reconciliation of the statutory income tax rate to the effective rate follows:

                                                              2000      1999
                                                              -----    ------
Statutory income tax rate...................................  35.00%    35.00%
State taxes.................................................   0.85    (12.77)
Provision to return true-up.................................   2.32      8.60
Goodwill....................................................  (5.00)    12.85
Reserves....................................................  (3.31)     4.20
Other.......................................................  (0.04)     0.64
                                                              -----    ------
                                                              29.81%    48.53%
                                                              =====    ======

12. LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

     Hercules manages the Company's cash and indebtedness. The majority of the cash provided by or used by the Company is provided through this consolidated cash and debt management system. As a result, the amount of domestic cash or debt historically related to the Company is not determinable. For the purposes of the Company's historical financial statements all of its positive or negative cash flows have been treated as cash transferred to or from its parent.

     The Company has intercompany loans with Hercules Group in the amount of $61,532 thousand and $60,399 thousand which is included in the net Hercules Group investment balance at December 31, 2000 and 1999, respectively. The weighted average rate on long term intercompany borrowing was 7.4% and 6.4% in 2000 and 1999, respectively. Interest expense was $5,209 thousand and $3,606 thousand in 2000 and 1999, respectively. Repayment terms of the loan are included as part of the Hercules cash management system as described in the previous paragraph.

13. COMMITMENTS AND CONTINGENCIES

     The Company has operating leases (including office space, storage space, and data processing equipment) expiring at various dates. Rental expense was $540 thousand in 2000 and $434 thousand in 1999.

     The net minimum future payments at December 31, 2000 are as follows:

                                                              (DOLLARS IN
                                                              THOUSANDS)
2001........................................................     $370
2002........................................................      255
2003........................................................      189
                                                                 ----
     Total..................................................     $814
                                                                 ====

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2000 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

14. PENSION, OTHER POSTRETIREMENT BENEFITS AND OTHER BENEFITS

     The Company participates in a defined benefit pension plan sponsored by Hercules, which covers substantially all employees of Hercules in the U.S. Benefits under this plan are based on the average final pay and years of service. Hercules also provides postretirement health care and life insurance benefits to eligible retired employees and their dependents.

                               FIBERVISIONS, INC.

     Information on the actuarial present value of the benefit obligation and fair value of the plan assets is not presented as Hercules manages its U.S. employee benefit plans on a consolidated basis and such information is not maintained separately for the U.S. employees of the Company. The Company's statement of operations includes an allocation of the costs of the U.S. benefits plans. The pension costs were allocated based on percentage of pensionable wages, for each of the years presented, postretirement benefit costs were allocated using factors derived from the relative net assets and revenues. Net pension expense (income) of Hercules allocated to the Company was ($670) for the year ended December 31, 2000 and there was no allocation for 1999 as the Company did not participate in the plan.

     The Company maintains a 401(k) savings plan for its full-time U.S. employees. Each participant in the plan may elect to contribute 1% to 15% of his or her annual salary to the plan subject to statutory limitations. The company matches employee contributions to the plan at the rate of 50% of the first 6% of salary contributed. The Company's matching contribution was $313 thousand and $334 thousand for 2000 and 1999, respectively.

15. LONG TERM INCENTIVE COMPENSATION PLAN

     FiberVisions participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

     In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and cash value awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 491,488 at December 31, 2000, and 926,689 at December 31, 1999.

     At December 31, 2000, under Hercules' incentive compensation plans, 1,847,855 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

     Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

     The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2000 and 1999, respectively.

                               FIBERVISIONS, INC.

     Below is a summary of outstanding stock option grants under the incentive compensation plans during 2000 and 1999:

                                            REGULAR                  PERFORMANCE-ACCELERATED
                                 -----------------------------    -----------------------------
                                 NUMBER OF    WEIGHTED-AVERAGE    NUMBER OF    WEIGHTED-AVERAGE
                                  SHARES           PRICE           SHARES           PRICE
                                 ---------    ----------------    ---------    ----------------
January 1, 1999................        --              --              --               --
Granted........................    69,000          $37.56          55,700           $37.56
Exercised......................        --              --              --               --
Forfeited......................        --              --              --               --
                                  -------          ------          ------           ------
December 31, 1999..............    69,000          $37.56          55,700           $37.56
Granted........................    97,800          $17.25              --               --
Exercised......................        --              --              --               --
Forfeited......................        --              --              --               --
                                  -------          ------          ------           ------
December 31, 2000..............   166,800          $25.65          55,700           $37.56

     The weighted-average fair value of regular stock options granted during 2000 and 1999 was $8.85 and $8.08, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999 was $8.01.

     Following is a summary of regular stock options exercisable at December 31, 2000 and 1999, and their respective weighted-average share prices:

                                                            NUMBER OF    WEIGHTED-AVERAGE
OPTIONS EXERCISABLE                                          SHARES       EXERCISE PRICE
-------------------                                         ---------    ----------------
December 31, 1999.........................................       --               --
December 31, 2000.........................................   37,850           $31.53

     There were no performance-accelerated stock options exercisable at December 31, 2000 and 1999.

     Following is a summary of stock options outstanding at December 31, 2000:

                                         OUTSTANDING OPTIONS
                         ----------------------------------------------------          EXERCISABLE OPTIONS
                                              WEIGHTED-                          --------------------------------
                             NUMBER            AVERAGE           WEIGHTED-           NUMBER          WEIGHTED-
                         OUTSTANDING AT       REMAINING           AVERAGE        EXERCISABLE AT       AVERAGE
EXERCISE PRICE RANGE        12/31/00       CONTRACTUAL LIFE    EXERCISE PRICE       12/31/00       EXERCISE PRICE
--------------------     --------------    ----------------    --------------    --------------    --------------
REGULAR STOCK OPTIONS
$12 - $20..............      97,800              9.13              $17.25            11,250            $17.25
$30 - $40..............      69,000              8.34              $37.56            26,600            $37.56
                            -------                                                  ------
                            166,800                                                  37,850
                            =======                                                  ======
PERFORMANCE-ACCELERATED
  STOCK OPTIONS
$14 - $40..............      55,700              8.34              $37.56                --                --
                            -------                                                  ------
                             55,700                                                      --
                            =======                                                  ======

     The Company currently expects that 100% of performance-accelerated stock options will eventually vest.

     The company's employees may also participate in the Hercules Employee Stock Purchase Plan ("ESPP"). The ESPP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common

                               FIBERVISIONS, INC.

stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 202,139 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 2000 and 1999, were 1,597,861 and 949,464, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

     Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

     The following weighted-average assumptions would be used in estimating fair value for 2000 and 1999:

                                                              PERFORMANCE       EMPLOYEE STOCK
ASSUMPTION                                  REGULAR PLAN    ACCELERATED PLAN    PURCHASE PLAN
----------                                  ------------    ----------------    --------------
Dividend yield............................          2%              3.4%              0.0%
Risk-free interest rate...................       5.88%             5.38%             5.41%
Expected life.............................     7.1 yrs            5 yrs.            3 mos.
Expected volatility.......................      29.20%            27.31%            44.86%

     The Company's net (loss) income for 2000 and 1999 would approximate the pro forma amounts below:

                                                                2000          1999
                                                              ---------      -------
                                                              (DOLLARS IN THOUSANDS)
Net income
  As reported...............................................  $(23,091)      $2,900
  Pro forma.................................................  $(23,521)      $2,745

16. RELATED PARTY TRANSACTIONS

     The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and therefore may not necessarily reflect the result of arm-length negotiations between independent parties. The terms of the agreements provide for the sale of product to the affiliated entities based on a cost-plus formula.

  Corporate and other allocations

     As discussed in Note 1, the financial statements of the Company reflect certain allocated support costs incurred by other entities in Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, safety, information management, health and environmental, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; or a percentage allocation for such services provided based on factors such as revenues, net assets, cost of sales and relative weighting of geographic activity. In addition, the Company allocates certain of its own costs to other companies in the FiberVision group of companies. These allocations are reflected in the selling, general and administrative line item in our statement of operations. Such allocations and corporate charges totaled ($1,444) thousand and ($2,865) thousand in 2000 and 1999, respectively.

  Sales to Hercules Group

     The Company sells fiber in the normal course of business to affiliated companies. Company's revenues from sales to affiliated companies were $105,724 thousand and $92,352 thousand in 2000 and 1999, respectively.

                               FIBERVISIONS, INC.

  Purchases from Hercules Group

     The Company purchases supplies in the normal course of business from the Hercules Group. The Company's purchases from Hercules Group were $69 thousand and $80 thousand in 2000 and 1999, respectively.

17. NET HERCULES GROUP INVESTMENT

     Changes in net Hercules Group investment were as follows:

                                                              (DOLLARS IN
                                                              THOUSANDS)
Balance at January 1, 1999..................................   $151,138
Net income..................................................      2,900
Intercompany transactions, net..............................     13,208
                                                               --------
Balance at December 31, 1999................................    167,246
Net (loss)..................................................    (23,091)
Intercompany transactions, net..............................       (197)
                                                               --------
Balance at December 31, 2000................................   $143,958
                                                               ========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
 Wilmington, Delaware

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive (loss) income and of cash flows present fairly, in all material respects, the financial position of FiberVisions L.L.C., a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
August 31, 2001

                              FIBERVISIONS, L.L.C.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Sales to third parties......................................   $236,856      $253,648
Sales to affiliates.........................................     15,003      $     --
                                                               --------      --------
                                                                251,859       253,648
Cost of sales...............................................    223,133       193,696
Selling, general, and administrative expenses...............      9,573        13,262
Research and development....................................      4,475         4,400
Impairment of long lived assets (Note 11)...................     53,541            --
Other operating expenses, net (Note 12).....................      7,196         7,089
                                                               --------      --------
(Loss) profit from operations...............................    (46,059)       35,201
Equity in income of affiliated companies (Note 6)...........        153            --
Interest expense, net (Note 10).............................      6,940         8,551
                                                               --------      --------
Net (loss) income...........................................    (52,846)       26,650
Translation adjustments.....................................      1,856         1,281
                                                               --------      --------
Comprehensive (loss) income.................................   $(50,990)     $ 27,931
                                                               ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              FIBERVISIONS, L.L.C.

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents.................................  $  4,777     $  5,155
  Accounts receivable, net..................................    42,809       43,103
  Affiliate receivables, net (Note 5).......................     2,711           --
  Inventories (Note 4)......................................    17,993       22,418
                                                              --------     --------
  Total current assets......................................    68,290       70,676
                                                              --------     --------
Property, plant, and equipment, net (Note 8)................   121,966      179,163
Goodwill and other intangible assets, net (Note 9)..........   199,696      209,803
Deferred charges and other assets...........................       423        1,347
                                                              --------     --------
  Total assets..............................................  $390,375     $460,989
                                                              ========     ========
LIABILITIES AND NET MEMBERS' (HERCULES GROUP) INVESTMENT
Current liabilities
  Accounts payable..........................................  $ 21,405     $ 23,899
  Short-term debt (Note 7)..................................    11,588       10,288
  Accrued expenses (Note 8).................................    12,542       13,524
                                                              --------     --------
  Total current liabilities.................................    45,535       47,711
Long-term debt -- third parties (Note 7)....................    53,919       70,141
                                                              --------     --------
  Total liabilities.........................................    99,454      117,852
Commitments and contingencies (Note 14).....................        --           --
Net members' (Hercules Group) investment (Note 18)
  Accumulated other comprehensive income....................     3,356        1,500
  Intercompany transactions.................................   287,565      341,637
                                                              --------     --------
  Net members' (Hercules Group) investment..................   290,921      343,137
                                                              --------     --------
  Total liabilities and net members' (Hercules Group)
     investment.............................................  $390,375     $460,989
                                                              ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              FIBERVISIONS, L.L.C.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income...........................................   $(52,846)    $ 26,650
Adjustments to reconcile net (loss) income to net cash
  provided by operations:
  Depreciation..............................................     15,658       17,406
  Provision for impairment of long-lived assets.............     53,541           --
  Amortization of goodwill..................................      7,394        7,532
  Bad debt expense..........................................        216           --
  Loss on disposal of fixed assets..........................         --           89
  Affiliates' earnings in excess of dividends received......       (303)          --
  Corporate and other cost allocations......................        457        1,180
  Noncash (credits).........................................       (142)        (131)
  Accruals and deferrals of cash receipts and payments:
     Accounts receivable....................................       (498)      (1,486)
     Affiliate receivables (payables).......................     (4,926)          --
     Transfers to/from Hercules Group.......................       (932)       3,294
     Inventories............................................      4,031       (3,459)
     Accounts payable and accrued expenses..................     (1,792)       4,216
     Noncurrent assets and liabilities......................      1,148         (565)
                                                               --------     --------
       Net cash provided by operations......................     21,006       54,726
                                                               --------     --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures........................................    (13,129)     (15,368)
Acquisitions, net of cash acquired..........................       (355)          --
Other, net..................................................      2,908         (171)
                                                               --------     --------
       Net cash used in investing activities................    (10,576)     (15,539)
                                                               --------     --------
CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt repayments, third parties....................     (9,726)     (11,092)
Transfers to/from Hercules Group............................       (751)     (29,370)
Change in short-term debt...................................         (9)          --
                                                               --------     --------
       Net cash used in financing activities................    (10,486)     (40,462)
                                                               --------     --------
Effect of exchange rate changes on cash.....................       (322)        (140)
                                                               --------     --------
Net decrease in cash and cash equivalents...................       (378)      (1,415)
Cash and cash equivalents at beginning of year..............      5,155        6,570
                                                               --------     --------
Cash and cash equivalents at end of year....................   $  4,777     $  5,155
                                                               ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (net of amount capitalized)......................   $  6,980     $  8,487
  Income taxes, net.........................................      1,724        5,216
Noncash financing activities:
  Corporate and other cost allocations......................        457        1,180

   The accompanying notes are an integral part of the consolidated financial statements.

                              FIBERVISIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     FiberVisions LLC. ("FiberVisions" or the "Company") serves worldwide markets for polypropylene nonwoven fiber used to make disposable hygiene products. The Company also produces olefin fiber and yarn for domestic textile and industrial markets for use in fabrics, residential upholstery, geotextiles, carpets and asphalt. The company is a wholly owned subsidiary of Hercules Incorporated ("Hercules").

     Historically, separate company stand-alone financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries (including FiberVisions LLC) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information on the Company, a collateral party to the Hercules debt, based on the Hercules' understanding of Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     The Company participates in Hercules' centralized cash management system. Accordingly, cash received from the Company's operations is transferred to Hercules on a periodic basis, and Hercules funds all operational and capital requirements.

     The financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation methods are reasonable.

     During 1998, Hercules acquired the remaining 49% of the Company to make it a wholly owned subsidiary. These financial statements include the push-down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant, and equipment and their related amortization and depreciation adjustments.

                              FIBERVISIONS, L.L.C.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the FiberVisions, L.L.C. and its majority-owned subsidiaries where control exits (see below). Investments in affiliated companies with a greater than 20% and less than 50% ownership interest are accounted for using the equity method of accounting and, accordingly, consolidated income includes FiberVisons L.L.C.'s share of their income. All intercompany transactions and profits have been eliminated.

SUBSIDIARY                                             DOMICILE      FUNCTIONAL CURRENCY
----------                                             --------      -------------------
FiberVisions Products, Inc.........................  United States   US Dollar
FiberVisions GmBH..................................  Germany         German Mark
FiberVisions (China) A/S...........................  Denmark         Danish Kroner
FiberVisions A.G...................................  Switzerland     Swiss Franc
FiberVisions (China) Textiles
  Products Ltd.....................................  China           Chinese Renmimbi
FiberVisions (Suzhou) Nonwovens Products Ltd.......  China           Chinese Renmimbi
FiberVisions, LP...................................  United States   US Dollar
Athens Holding, Inc................................  United States   US Dollar
FV Holdings, Inc...................................  United States   US Dollar
ES FiberVisions Holdings ApS.......................  Denmark         Danish Kroner
ES FiberVisions, Inc...............................  United States   US Dollar
ES FiberVisions LP.................................  United States   US Dollar
ES FiberVisions ApS................................  Denmark         Danish Kroner
ES FiberVisions Hong Kong Ltd......................  Hong Kong       Hong Kong Dollar
Covington Holdings, Inc............................  United States   US Dollar

  Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     The company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with the terms of the agreement, title and risk of loss have been transferred, collectibility is probable, and pricing is fixed and determinable. Accruals are made for sales returns and other allowances based on the Company's experience. The corresponding shipping and handling costs are included in cost of sales.

  Cash and Cash Equivalents

     Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

  Inventories

     Inventories are stated at the lower of cost or market using the average cost method.

                              FIBERVISIONS, L.L.C.

  Property and Depreciation

     Property, plant, and equipment are stated at cost. The company uses the straight-line method of depreciation. The company believes straight-line depreciation provides a better matching of costs and revenues over the lives of the assets. The estimated useful lives of depreciable assets are as follows: buildings -- 30 years; plant, machinery and equipment -- 15 years; other machinery and equipment -- 3 to 15 years.

     Maintenance, repairs, and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) is expensed.

  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for goodwill and 10 years for other intangible assets. Goodwill arises in connection with acquisitions. The purchase price is allocated to the fair value of the assets acquired and liabilities assumed with the excess recorded as goodwill.

  Income Taxes

     The Company is a multi-member Limited Liability Company (LLC). Under U.S. tax regulations, LLC's are treated as a partnership for tax purposes. Accordingly, income taxes have not been provided in the accompanying financial statements, as the tax effects of the operating LLC's operations accrue directly to the members.

  Impairment of Long-lived Assets

     The company reviews its long-lived assets, including goodwill and other intangibles, for impairment on an exception basis whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred based on expected future cash flows (undiscounted), the loss is recognized in the income statement. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments. During 2000 the company recorded long-lived asset impairments of $53,541 thousand (see note 11).

  Foreign Currency Translation and Transactions

     The accompanying consolidated financial statements are reported in U.S. dollars. The US Dollar is the functional currency for FiberVisions L.L.C. and its domestic subsidiaries and associated companies. However, the Danish kroner, Chinese renmimbi, German mark, and the Swiss franc are the functional currencies for its foreign subsidiaries located in the Denmark, China, Germany, and Switzerland respectively. The translation of the functional currencies into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheet date, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income, a separate component of shareholders' equity.

     Transactions in foreign currency are recorded at the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency at the exchange rates in effect at the balance sheet date. Revenues, costs and expenses are recorded using average exchange rates prevailing during the reporting periods. Gains or losses resulting from foreign currency transactions are included in the statement of operations.

                              FIBERVISIONS, L.L.C.

  Cash and Cash Equivalents

     Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. However, the overall risk is limited to the large number of customers in different geographic areas and industries.

  Stock-based Compensation

     Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 (APB 25)). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied.

  Net Members' (Hercules Group) Investment

     The net Members' (Hercules Group) investment account reflects the balance of FiberVisions historical earnings, foreign currency translation, intercompany amounts, income tax, taxes accrued and deferred, post employment liabilities, and other transactions between the Company and the Members/Hercules Group.

  Research and Development

     Research and development costs are expensed as incurred.

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

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, is to be effective October 1, 2000. Adoption of SAB 101 did not have a material effect on our profit from operations.

     In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). For the Company's, these statements will generally

                              FIBERVISIONS, L.L.C.

become effective January 1, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

     SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. The assessment of goodwill for impairment is a complex issue in which the Company must determine, among other things, the fair value of each defined reporting units. It is, therefore, not possible at this time to predict the impact, if any, that the impairment assessment provisions of SFAS 142 will have on the Company's financial statements.

     In addition, in June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assts. SFAS 143 will become effective for the Company from January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

3. ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net, consists of:

                                                             2000         1999
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Trade....................................................   $39,834      $40,836
Rebates from suppliers...................................     2,857        2,626
Other....................................................       748          459
                                                            -------      -------
                                                             43,439       43,921
Less allowance for doubtful accounts.....................      (630)        (818)
                                                            -------      -------
          Total..........................................   $42,809      $43,103
                                                            =======      =======

4. INVENTORIES

     The components of inventories are:

                                                             2000         1999
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Finished products........................................   $ 7,461      $10,713
Materials, supplies, and work in process.................    10,532       11,705
                                                            -------      -------
          Total..........................................   $17,993      $22,418
                                                            =======      =======

5. AFFILIATE RECEIVABLES, NET

     Trade receivables from affiliates, consists of $4,926 thousand due from ES FiberVisions, net of $2,215 thousand of accumulated losses of unconsolidated companies in excess of investments (see Note 6).

                              FIBERVISIONS, L.L.C.

6. INVESTMENTS

     On January 1, 2000 FiberVisions and Chisso Polypro Fiber Co., Ltd formed a 50/50 joint venture, ES FiberVisions, combining their bicomponent fibers businesses outside of Japan. While FiberVisions has a 50% equity interest, it's share of joint venture operations is 67%. The venture extends the Company's strategy to continue globalization of bicomponent fiber by establishing sales support facilities in key regions. Both parent companies supply fiber to the joint venture under manufacturing agreements. FiberVisions manufactures bicomponent fibers for the joint venture at the Varde, Denmark and Athens, Georgia locations. The annual sales of the venture were approximately $48 million in fiscal 2000. FiberVisions share of ES FiberVisions net income was $153 thousand.

     Summarized financial information for the equity affiliate at December 31, 2000 and the year then ended is as follows:

                                                                  2000
                                                              ------------
                                                              (DOLLARS IN
                                                               THOUSANDS)
Current assets..............................................    $10,809
Non Current assets..........................................      1,450
Current liabilities.........................................     10,803
Net sales...................................................    $48,410
Gross profit................................................      7,520
Net earnings................................................        228

7. LONG-TERM DEBT

     Long-term debt at December 31, 2000 and 1999 is summarized as follows:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSAND)
Unibank A/S Term Loan due in varying amounts through 2005
  with an average interest rate of 5.82%....................  $ 19,428     $ 21,221
Finansierings Instituttet for Industri og Handvoerk A/S
  (FIH) term notes at various rates from 7.90% to 9.60% and
  due in varying amounts through 2006.......................    15,447       22,043
Danmark Finansiering Institut A/S (DFI) term notes at
  various rates from 6.48% to 9.72% and due in varying
  amounts through 2006......................................    23,482       28,943
Mortgage at a fixed rate of 7.16% and due in varying amounts
  through 2014..............................................     4,490        5,121
Industrialization Fund for Developing Countries (IFU) at a
  fixed rate of 5.23% and due in 2001.......................     2,410        2,851
Lease purchase obligation...................................       250          250
                                                              --------     --------
                                                                65,507       80,429
Less current maturities.....................................   (11,588)     (10,288)
                                                              --------     --------
Total.......................................................  $ 53,919     $ 70,141
                                                              ========     ========

     FIH term notes are collateralized by land, buildings, and plant and machinery of approximately $28,932 thousand. The DFI loan is collateralized by a letter of indemnification regarding land, buildings and plant and machinery of approximately $18,706 thousand. The mortgage is collateralized by land and buildings of approximately $4,490 thousand.

     In December 1996 the Company entered into a long-term lease purchase obligation with The Athens-Clark County Industrial Development Authority to purchase land. The interest rate is fixed at 1% per annum and the due date of the obligation is December 2020. The balance of the obligation was $250 thousand at December 31, 2000 and 1999.

                              FIBERVISIONS, L.L.C.

     Scheduled annual maturities of long-term debt outstanding at December 31, 2000 in the successive five-year period are summarized as follows:

                                                              (DOLLARS IN
                                                              THOUSANDS)
2001                                                            $11,588
2002........................................................      7,773
2003........................................................     12,737
2004........................................................     12,705
2005........................................................     13,169
Thereafter..................................................      7,535
                                                                -------
Total.......................................................    $65,507
                                                                =======

8. ADDITIONAL BALANCE SHEET DETAIL

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Property, plant, and equipment
  Land......................................................  $   1,282    $   1,330
  Buildings and equipment...................................    365,539      361,492
  Construction in progress..................................     16,054       15,868
                                                              ---------    ---------
     Total..................................................    382,875      378,690
  Accumulated depreciation and amortization.................   (260,909)    (199,527)
                                                              ---------    ---------
  Net property, plant, and equipment........................  $ 121,966    $ 179,163
                                                              =========    =========
Accrued expenses
  Payroll and employee benefits.............................  $   2,168    $   1,957
  Accrued interest payable..................................        365          312
  Miscellaneous.............................................     10,009       11,255
                                                              ---------    ---------
                                                              $  12,542    $  13,524
                                                              =========    =========

9. GOODWILL AND OTHER INTANGIBLES ASSETS

     At December 31, 2000 and 1999, the goodwill and other intangible assets were:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Goodwill from Hercules acquisition..........................  $188,051     $188,051
Other goodwill..............................................        --        2,849
Other intangibles...........................................    31,350       31,410
                                                              --------     --------
Total.......................................................   219,401      222,310
Less accumulated amortization...............................   (19,705)     (12,507)
                                                              --------     --------
  Net goodwill and other intangible assets..................  $199,696     $209,803
                                                              ========     ========

     In July 1998, Hercules Inc. completed the acquisition of 49% share of FiberVisions L.L.C. owned by its joint venture partner, Jacob Holm & Son A/S, for approximately $230 million in cash, plus assumed debt of $188 million. The allocation of the purchase price resulted in $188,051 thousand of goodwill for the FiberVisons group, which is being amortized over its estimated useful life of 40 years. Other intangibles assets,

                              FIBERVISIONS, L.L.C.

related to the acquisition, amounted to $29,752 thousand, the remaining other intangible assets relate to capitalization of certain patent costs.

10. INTEREST EXPENSE, NET

     Interest costs are summarized as follows:

                                                                2000          1999
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Interest expense............................................   $7,459        $8,738
Interest income.............................................     (519)         (187)
                                                               ------        ------
Interest expense, net.......................................   $6,940        $8,551
                                                               ======        ======

11. IMPAIRMENT OF LONG LIVED ASSETS

     In the third quarter of 2000, FiberVisions recorded assets impairments of the China facility of $28,169 thousand. Management determined that revised growth projections for the China hygiene non-woven market would indefinitely delay the feasibility of expanding the production capability of the facility. Estimated future cash flows related to this facility without the planned expansion indicated that an impairment had occurred. The impairment charge was required to write off approximately 90% of the net book value of the existing Suzhou, China facility as well as the investment in the new fiber line.

     In addition, impairment of $25,372 thousand was required to write off the remaining net book value of the textiles plant in Covington, GA. The textiles business fundamentals have been deteriorating for the past few years. In 2000, the cost for the major raw material, polypropylene, has risen above historical price levels. The combination of the above factors has resulted in an irreversible loss of profitability for the textiles business. Estimated future cash flows related to this facility indicated full impairment had occurred.

12. OTHER OPERATING EXPENSES, NET

     Other operating expenses, net, consists of the following:

                                                                2000          1999
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Goodwill and intangible amortization........................   $7,342        $7,402
Loss (gain) on foreign currency translation.................      106          (327)
Miscellaneous expense (income), net.........................     (252)           14
                                                               ------        ------
                                                               $7,196        $7,089
                                                               ======        ======

13. OTHER FINANCING ARRANGEMENTS

     Hercules manages the Company's cash and indebtedness. The majority of the cash provided by or used by the Company is provided through this consolidated cash and debt management system. As a result, the amount of domestic cash or debt historically related to the Company is not determinable. For the purposes of the Company's historical financial statements all of its positive or negative cash flows have been treated as cash transferred to or from its parent.

     The Company has an intercompany loan with the Hercules Group in the amount of $36,799 thousand and $39,546 thousand which is included in the net members' (Hercules Group) investment balance at December 31, 2000 and 1999, respectively. During 2000 and 1999 the weighted average interest rate on the intercompany borrowings was 7.4% and 6.4%, respectively. Interest expense was $2,865 thousand and

                              FIBERVISIONS, L.L.C.

$2,721 thousand in 2000 and 1999, respectively. Repayment terms of the loan are included as part of the Hercules cash management system as described in the previous paragraph.

14. COMMITMENTS AND CONTINGENCIES

     The Company has operating leases (including office space, storage space, and data processing equipment) expiring at various dates. Rental expense was $574 thousand in 2000 and $484 thousand in 1999.

     The net minimum future payments at December 31, 2000 are as follows:

                                                              (DOLLARS IN
                                                              THOUSANDS)
2001........................................................     $404
2002........................................................      284
2003........................................................      204
2004........................................................        6
2005........................................................        3
                                                                 ----
          Total.............................................     $901
                                                                 ====

     In the spring of 2001 the Danish tax authorities indicated that they intend to increase FiberVisions A/S' taxable income for the tax year 1997. The tax value of the declared increase amounts to approximately $1,400 thousand. Management does not agree with the assessment of the tax authorities, and the case will be appealed. Consequently, the final outcome of the case is uncertain.

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2000 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

15. PENSION, OTHER POSTIRETIREMENT BENEFITS AND OTHER BENEFITS

     The Company participates in a defined benefit pension plan sponsored by Hercules, which covers substantially all employees of Hercules in the U.S. Benefits under this plan are based on the average final pay and years of service. Hercules also provides postretirement health care and life insurance benefits to eligible retired employees and their dependents.

     Information on the actuarial present value of the benefit obligation and fair value of the plan assets is not presented as Hercules manages its U.S. employee benefit plans on a consolidated basis and such information is not maintained separately for the U.S. employees of the Company. The Company's statement of operation includes an allocation of the costs of the U.S. benefits plans. The pension costs were allocated based on percentage of pensionable wages, for each of the years presented, postretirement benefit costs were allocated using factors derived from the relative net assets and revenues. Net pension expense (income) of Hercules allocated to the Company was ($799) for the year ended December 31, 2000 and $0 for the year ended December 31, 1999.

     The Company maintains a 401(k) savings plan for its US full-time employees. Each participant in the plan may elect to contribute 1% to 15% of his or her annual salary to the plan subject to statutory limitations. The company matches employee contributions to the plan at the rate of 50% of the first 6% of salary contributed. The Company's matching contribution was $382 thousand and $413 thousand for 2000 and 1999, respectively.

     FiberVisions A/S maintains a contributory pension plan. FiberVisions A/S matching contribution was $964 thousand and $977 thousand for 2000 and 1999, respectively. FiberVisions (China) Textiles Products,

                              FIBERVISIONS, L.L.C.

Ltd. provides a housing allowance for their employees. FiberVisions (China) Textiles Products, Ltd. contribution was $160 thousand and $137 thousand in 2000 and 1999, respectively.

16. LONG TERM INCENTIVE COMPENSATION PLAN

     The company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

     In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 491,488 at December 31, 2000, and 926,689 at December 31, 1999.

     At December 31, 2000, under Hercules' incentive compensation plans, 1,847,855 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

     Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

     The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2000 and 1999, respectively.

     Below is a summary of outstanding stock option grants under the incentive compensation plans during 2000 and 1999:

                                                    REGULAR                  PERFORMANCE-ACCELERATED
                                         -----------------------------    -----------------------------
                                         NUMBER OF    WEIGHTED-AVERAGE    NUMBER OF    WEIGHTED-AVERAGE
                                          SHARES           PRICE           SHARES           PRICE
                                         ---------    ----------------    ---------    ----------------
January 1, 1999........................        --              --              --               --
Granted................................    69,000          $37.56          55,700           $37.56
Exercised..............................        --              --              --               --
Forfeited..............................        --              --              --               --
                                          -------          ------          ------           ------
December 31, 1999......................    69,000          $37.56          55,700           $37.56
Granted................................   104,675          $17.25              --               --
Exercised..............................        --              --              --               --
Forfeited..............................        --              --              --               --
                                          -------          ------          ------           ------
December 31, 2000......................   173,675          $25.32          55,700           $37.56

     The weighted-average fair value of regular stock options granted during 2000 and 1999 was $8.85 and $8.08, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999 was $8.01.

                              FIBERVISIONS, L.L.C.

     Following is a summary of regular stock options exercisable at December 31, 1999 and 2000, and their respective weighted-average share prices:

                                                    NUMBER OF    WEIGHTED-AVERAGE
OPTIONS EXERCISABLE                                  SHARES       EXERCISE PRICE
-------------------                                 ---------    ----------------
December 31, 1999.................................       --               --
December 31, 2000.................................   37,850           $31.53

     There were no performance-accelerated stock options exercisable at December 31, 2000 and 1999.

     Following is a summary of stock options outstanding at December 31, 2000:

                                        OUTSTANDING OPTIONS                           EXERCISABLE OPTIONS
                         -------------------------------------------------   -------------------------------------
                           NUMBER      WEIGHTED-AVERAGE                            NUMBER
       EXERCISE          OUTSTANDING      REMAINING       WEIGHTED-AVERAGE      EXERCISABLE       WEIGHTED-AVERAGE
      PRICE RANGE        AT 12/31/00   CONTRACTUAL LIFE    EXERCISE PRICE       AT 12/31/00        EXERCISE PRICE
-----------------------  -----------   ----------------   ----------------   ------------------   ----------------
 Regular Stock Options
       $12 - $20           104,675           9.13              $17.25              11,250              $17.25
       $30 - $40            69,000           8.34              $37.56              26,600              $37.56
                           -------                                                 ------
                           173,675                                                 37,850
                           =======                                                 ======
Performance-Accelerated
      Stock Options
       $14 - $40            55,700           8.34              $37.56                  --                  --
                           -------                                                 ------
                            55,700                                                     --
                           =======                                                 ======

     The Company currently expects that 100% of performance-accelerated stock options will eventually vest.

     The company employees may also participate in the Hercules Employee Stock Purchase Plan ("ESPP"). The ESPP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 202,139 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 2000 and 1999, were 1,597,861 and 949,464, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

     Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

     The following weighted-average assumptions would be used in estimating fair value for 2000 and 1999:

                                               REGULAR       PERFORMANCE       EMPLOYEE STOCK
ASSUMPTION                                       PLAN      ACCELERATED PLAN    PURCHASE PLAN
----------                                     --------    ----------------    --------------
Dividend yield...............................     2%          3.4%                0.0%
Risk-free interest rate......................   5.88%         5.38%              5.41%
Expected life................................  7.1 yrs.      5 yrs.              3 mos.
Expected volatility..........................   29.20%       27.31%              44.86%

                              FIBERVISIONS, L.L.C.

     The Company's net (loss) income for 1999 and 2000 would approximate the pro forma amounts below:

                                                                 2000        1999
                                                              ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Net income
  As reported...............................................   $(52,846)    $26,650
  Pro forma.................................................   $(53,290)    $26,495

17. RELATED PARTY TRANSACTIONS

     The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and therefore may not necessarily reflect the result of arm-length negotiations between independent parties. The terms of the agreements provide for the sale of product to the affiliated entities based on a cost-plus formula.

  Corporate and other allocations

     As discussed in Note 1, the financial statements of the Company reflect certain allocated support costs incurred by other entities in Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, safety, information management, health and environmental, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; or a percentage allocation for such services provided based on factors such as revenues, net assets, cost of sales and relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in our statement of operations. Such allocations and corporate charges totaled $457 thousand and $1,180 thousand in 2000 and 1999, respectively.

  Sales to affiliates

     The Company sells fiber in the normal course of business to affiliated companies. Company's revenues from sales to affiliated companies were $15,003 thousand in 2000. Total amounts due from affiliated companies related to those sales were $4,926 thousand as of December 31, 2000.

  Purchases from Hercules Group

     The Company purchases supplies in the normal course of business from the Hercules Group. The Company's purchases from Hercules Group were $76 thousand and $88 thousand in 2000 and 1999, respectively.

                              FIBERVISIONS, L.L.C.

18. NET MEMBERS' (HERCULES GROUP) INVESTMENT

     Changes in net Members' (Hercules Group) investment were as follows:

                                                              (DOLLARS IN THOUSANDS)
                                                              ----------------------
Balance at January 1, 1999..................................         $340,102
Comprehensive income for the year ended December 31, 1999...           27,931
Intercompany transactions, net..............................          (24,896)
                                                                     --------
Balance at December 31, 1999................................          343,137
Comprehensive income for the year ended December 31, 2000...          (50,990)
Intercompany transactions, net..............................           (1,226)
                                                                     --------
Balance at December 31, 2000................................         $290,921
                                                                     ========

     The Company includes accumulated other comprehensive income in net Members' Hercules Group investment. At December 31, 2000 and 1999 accumulated other comprehensive income included $3,356 thousand and $1,500 thousand, respectively, of foreign currency translation adjustments.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
  Wilmington, Delaware

     In our opinion, the accompanying balance sheets and the related statements of income and of cash flows present fairly, in all material respects, the financial position of FiberVisions L.P., a subsidiary of Hercules Incorporated, at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
August 31, 2001

                               FIBERVISIONS L.P.

                              STATEMENTS OF INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                                 2000          1999
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Sales to third parties......................................   $143,507      $139,403
Sales to Hercules Group.....................................      3,911        11,047
Sales to affiliates.........................................      1,589            --
                                                               --------      --------
                                                                149,007       150,450
Cost of sales...............................................    143,108       122,720
                                                               --------      --------
Gross profit................................................      5,899        27,730
Selling, general, and administrative expenses...............      1,475         2,298
                                                               --------      --------
Profit from operations......................................      4,424        25,432
Interest income.............................................        503            --
                                                               --------      --------
Net income..................................................   $  4,927      $ 25,432
                                                               ========      ========

    The accompanying notes are an integral part of the financial statements.

                               FIBERVISIONS L.P.

                                 BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
  Trade receivable, net of $269 and $673 allowance for
     doubtful accounts at December 31, 2000 and 1999,
     respectively...........................................   $24,346      $25,589
                                                               -------      -------
  Total assets..............................................   $24,346      $25,589
                                                               =======      =======
LIABILITIES AND NET PARTNERS' (HERCULES GROUP) INVESTMENT
Commitments and contingencies (Note 3)......................        --           --
Net partners' (Hercules Group) investment (Note 4)..........    24,346       25,589
                                                               -------      -------
  Total liabilities and net partners' (Hercules Group)
     investment.............................................   $24,346      $25,589
                                                               =======      =======

    The accompanying notes are an integral part of the financial statements.

                               FIBERVISIONS L.P.

                            STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                2000          1999
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income..................................................   $ 4,927      $ 25,432
Adjustments to reconcile net income to net cash provided by
  operations
  Corporate and other cost allocations......................     1,475         2,298
  Accruals and deferrals of cash receipts and payments:
     Accounts receivable, net...............................     1,243         2,776
     Transfers to/from Hercules Group.......................    (1,170)      (21,377)
                                                               -------      --------
       Net cash provided by operations......................     6,475         9,129
                                                               -------      --------
CASH FLOW FROM FINANCING ACTIVITIES:
     Transfers to/from Hercules Group.......................    (6,475)       (9,129)
                                                               -------      --------
       Net cash used in financing activities................    (6,475)       (9,129)
                                                               -------      --------
Net increase (decrease) in cash and cash equivalents........        --            --
Cash and cash equivalents at beginning of year..............        --            --
                                                               -------      --------
Cash and cash equivalents at end of year....................   $    --      $     --
                                                               =======      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash financing activities
     Corporate and other cost allocations...................   $ 1,475      $  2,298

    The accompanying notes are an integral part of the financial statements.

                               FIBERVISIONS L.P.

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     FiberVisions L.P. ("FiberVisions LP" or the "Partnership") was formed in 1998 as a 50% joint venture between FiberVisions, Inc. and FiberVisions Products, Inc. FiberVisions Inc. and FiberVisions Products, Inc. manufacture products for the Partnership under a manufacturing agreement. FiberVisions LP, FiberVisions Inc. and FiberVisions Products, Inc. are wholly owned subsidiaries of FiberVisions, L.L.C.; itself a wholly owned subsidiary of Hercules Incorporated ("Hercules").

     The Partnership serves worldwide markets for polypropylene nonwoven fiber used to make disposable hygiene products. FiberVisions LP also sells olefin fiber and yarn to domestic textile and industrial markets for use in fabrics, residential upholstery, geotextiles, carpets and asphalt.

     Historically, separate Partnership stand-alone financial statements were not prepared for the Partnership. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries and partnership interests (including FiberVisions LP) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information on the Partnership, a collateral party to the Hercules debt, based on Hercules' understanding of Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     The Partnership participates in Hercules' centralized cash management system. Accordingly, cash received from the Partnership's operations is transferred to Hercules on a periodic basis, and Hercules funds all operational and capital requirements.

     The financial statements of the Partnership reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Partnership's financial statements were based on either a direct cost pass-through for items directly identified as related to the Partnership's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation method is reasonable.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     The Partnership recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with the terms of the agreement, title and risk of loss have been transferred, collectibility is probable, and pricing is fixed and determinable. Accruals are made for sales returns and other allowances based on the Partnership's experience. The corresponding shipping and handling costs are included in cost of sales.

                               FIBERVISIONS L.P.

  Concentrations of Credit Risk and Significant Customers

     Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of trade receivables.

     The Partnership's two largest customers constitute approximately 33% and 30% of total sales dollars for the years ended December 31, 2000 and 1999. The Partnership anticipates that this significant customer concentration will continue for the foreseeable future.

  Income Taxes

     Income taxes have not been provided in the accompanying financial statements, as the tax effects of the operating partnership's operations accrue directly to the partners.

  Net Partners' (Hercules Group) Investment

     The net partners' (Hercules Group) investment account reflects the balance of the Partnership's historical retained earnings, intercompany amounts and other transactions between the Company and the partners/Hercules Group.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. FiberVisions LP adopted SFAS 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have an effect on its earnings or statement of financial position.

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was to be effective October 1, 2000. The Partnership adopted SAB 101 effective as of January 1, 2000. Adoption of SAB 101 did not have a material effect on our profit from operations.

     In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). For the Partnership, these statements will generally become effective January 1, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

     SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. The provisions of SFAS 142 will have no impact on the Partnership's financial statements.

     In addition, in June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assts. SFAS 143 will become effective for the Partnership in January 1, 2003 and

                               FIBERVISIONS L.P.

requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. This standard will have no impact on the Partnership's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

3. COMMITMENTS AND CONTINGENCES

     The Partnership currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Partnership's management, none of such litigation as of December 31, 2000 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Partnership.

4. NET PARTNERS' (HERCULES GROUP) INVESTMENT

     Changes in net partners' (Hercules Group) investment were as follows:

                                                              (DOLLARS IN THOUSANDS)
                                                              ----------------------
Balance at January 1, 1999..................................         $28,365
Net income for the year ended December 31, 1999.............          25,432
Intercompany transactions, net..............................         (28,208)
                                                                     -------
Balance at December 31, 1999................................          25,589
Net income for the year ended December 31, 2000.............           4,927
Intercompany transactions, net..............................          (6,170)
                                                                     -------
Balance at December 31, 2000................................         $24,346
                                                                     =======

5. LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

     The Partnership has long term intercompany receivables with affiliated entities in the amount of $8,475 thousand and $3,475 thousand which are included in the net partners' (Hercules Group) investment balance at December 31, 2000 and 1999, respectively. The weighted average rate on intercompany borrowings was 7.4% and 6.4% in 2000 and 1999, respectively. Interest income was $503 thousand and $0 in 2000 and 1999, respectively. The receivable is included as part of the Hercules cash management system as discussed in Note 1.

6. RELATED PARTY TRANSACTIONS

     The Partnership has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and therefore may not necessarily reflect the result of arm-length negotiations between independent parties. The terms of the agreements provide for the sale of product to the affiliated entities based on a cost-plus formula.

  Corporate and other allocations

     The financial statements of the Partnership reflect certain allocated support costs incurred by other entities in Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, safety, information management, health and environmental, investor relations and other corporate services. Allocations and charges included in the Partnership's financial statements were based on either a

                               FIBERVISIONS L.P.

direct cost pass-through for items directly identified as related to the Partnership's activities; or a percentage allocation for such services provided based on factors such as revenues, net assets, cost of sales and relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in our statement of operations. Such allocations and corporate charges totalled $1,475 thousand and $2,298 thousand in 2000 and 1999, respectively.

  Sales to Hercules Group

     The Partnership sells fiber in the normal course of business to the Hercules Group. Partnership's revenues from sales to affiliated companies were $1,589 thousand in 2000.

  Purchases from Hercules Group

     The Partnership purchases finished product for resale in the normal course of business from the Hercules Group. The Partnership's purchases from Hercules Group were $143,109 thousand and $122,720 thousand in 2000 and 1999, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
  Wilmington, Delaware

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of FiberVisions Products, Inc., a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
August 31, 2001

                          FIBERVISIONS PRODUCTS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Sales to Hercules Group.....................................   $33,695      $31,013
Cost of sales...............................................    32,108       28,856
                                                               -------      -------
Gross Profit................................................     1,587        2,157
Selling, general, and administrative expenses...............     1,037          922
Other operating expenses (income), net (Note 11)............     1,112        1,125
                                                               -------      -------
Profit from operations......................................      (562)         110
Equity income of affiliated companies.......................     2,057       12,716
Interest (income) expense, net (Note 10)....................      (143)       1,426
                                                               -------      -------
Income before income taxes..................................     1,638       11,400
Provision for income taxes (Note 13)........................       571        4,049
                                                               -------      -------
Net income..................................................   $ 1,067      $ 7,351
                                                               =======      =======

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                          FIBERVISIONS PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents.................................   $     13      $     6
  Miscellaneous accounts receivable.........................      1,703        1,187
  Receivables from affiliates (Note 3)......................        476           --
  Inventories (Note 4)......................................      2,053        1,624
                                                               --------      -------
  Total current assets......................................      4,245        2,817
                                                               --------      -------
Property, plant, and equipment, net (Note 8)................     37,640       38,635
Investments (Note 5)........................................     18,140       15,677
Goodwill (Note 9)...........................................     40,534       41,638
Deferred charges and other assets...........................          6           --
                                                               --------      -------
  Total assets..............................................   $100,565      $98,767
                                                               ========      =======
LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
  Accounts payable..........................................   $  3,278      $ 4,115
  Accrued expenses..........................................         54           --
                                                               --------      -------
  Total current liabilities.................................      3,332        4,115
Long-term debt -- third parties (Note 6)....................        250          250
Deferred income taxes (Note 13).............................      6,920        5,911
                                                               --------      -------
  Total liabilities.........................................     10,502       10,276
Commitments and contingencies (Note 15).....................         --           --
Net Hercules Group investment (Note 14).....................     90,063       88,491
                                                               --------      -------
  Total liabilities and net Hercules Group investment.......   $100,565      $98,767
                                                               ========      =======

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                          FIBERVISIONS PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                2000          1999
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income..................................................   $ 1,067      $  7,351
Adjustments to reconcile net income to net cash provided
  from operations:
Depreciation................................................     3,128         2,949
Amortization of goodwill....................................     1,104         1,104
Nonoperating gain on disposals..............................        --            53
Affiliates' earnings in excess of dividends received........    (1,006)      (12,716)
Corporate and other cost allocations........................      (346)          129
Deferred income taxes.......................................     1,009         4,218
Accruals and deferrals of cash receipts and payments:
  Accounts receivable.......................................      (516)          702
  Receivables from affiliates...............................    (1,933)           --
  Transfers to/from Hercules Group..........................      (243)        3,504
  Inventories...............................................      (429)         (145)
  Accounts payable and accrued expenses.....................      (783)        2,568
  Noncurrent assets and liabilities.........................        (6)          312
                                                               -------      --------
       Net cash provided by operations......................     1,046        10,029
                                                               -------      --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures........................................    (2,133)       (1,934)
                                                               -------      --------
       Net cash used in investing activities................    (2,133)       (1,934)
                                                               -------      --------
CASH FLOW FROM FINANCING ACTIVITIES:
Transfers to/from Hercules Group............................     1,094        (8,095)
                                                               -------      --------
       Net cash provided by (used in) financing
        activities..........................................     1,094        (8,095)
                                                               -------      --------
Net increase in cash and cash equivalents...................         7            --
Cash and cash equivalents at beginning of year..............         6             6
                                                               -------      --------
Cash and cash equivalents at end of year....................        13             6
                                                               =======      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Income taxes, net.........................................   $    --      $    353
Noncash financing activities
  Corporate and other cost allocations......................      (346)          129

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                          FIBERVISIONS PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     FiberVisions Products, Inc. ("Products" or the "Company"), a wholly owned subsidiary of Hercules Incorporated ("Hercules"), serves worldwide markets for polypropylene nonwoven fiber used to make disposable hygiene products. The company was formed on September 26, 1994.

     Historically, separate company stand-alone financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries (including FiberVisions Products) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information on the Company, a collateral party to the Hercules debt, based on the Hercules' understanding of Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     The Company participates in Hercules' centralized cash management system. Accordingly, cash received from the Company's operations is transferred to Hercules on a periodic basis, and Hercules funds all operational and capital requirements.

     The financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation methods are reasonable.

     During 1998, Hercules acquired the Company to make it a wholly owned subsidiary. These financial statements include the push-down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant, and equipment and their related amortization and depreciation adjustments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries where control exists (see chart below). Investments in affiliated companies with a greater than 20% and 50% or less ownership interest are accounted for using the equity method of accounting and, accordingly, consolidated income includes the Company's share of their income. All intercompany transactions and profits have been eliminated.

                                                            PERCENTAGE
SUBSIDIARY                                   DOMICILE       OWNERSHIP     FUNCTIONAL CURRENCY
----------                                 -------------    ----------    -------------------
FiberVisions, LP.........................  United States        50%            US Dollar
Athens Holding, Inc......................  United States       100%            US Dollar
FV Holdings, Inc. .......................  United States       100%            US Dollar
ES FiberVisions, Inc. ...................  United States        50%            US Dollar
ES FiberVisions LP.......................  United States        50%            US Dollar

                          FIBERVISIONS PRODUCTS, INC.

  Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     The company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with the terms of the agreement, title and risk of loss have been transferred, collectibility is probable, and pricing is fixed and determinable. Accruals are made for sales returns and other allowances based on the Company's experience. The corresponding shipping and handling costs are included in cost of sales.

  Cash and Cash Equivalents

     Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

  Inventories

     Inventories are stated at the lower of cost or market using the average cost method.

  Property and Depreciation

     Property, plant, and equipment are stated at cost. The company uses the straight-line method of depreciation to depreciate assets over their useful lives. The estimated useful lives of depreciable assets are as follows: buildings -- 30 years; plant, machinery and equipment -- 15 years; other machinery and equipment -- 3 to 15 years.

     Maintenance, repairs, and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) is charged to income.

  Goodwill

     Goodwill is amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years.

  Impairment of Long Lived Assets

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

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables from FiberVisions LP.

                          FIBERVISIONS PRODUCTS, INC.

  Financial Instruments

     The Company uses various non-derivative financial instruments, including letters of credit, and generally does not require collateral to support its financial instruments.

  Net Hercules Group Investment

     The net Hercules Group investment account reflects the balance of FiberVisions historical earnings, intercompany amounts, income tax, and other transactions between FiberVisions Products, Inc. and the Hercules Group.

  Income Taxes

     The provisions for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

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

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, is to be effective October 1, 2000. Adoption of SAB 101 did not have a material effect on our profit from operations.

     In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). For FiberVisions Products, these statements will generally become effective January 1, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

     SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. The assessment of goodwill for impairment is a complex issue in which the Company must determine, among other things, the fair value of each defined reporting unit. It is, therefore, not possible at this time to predict the impact, if any, that the impairment assessment provisions of SFAS 142 will have on FiberVisions Products' financial statements.

                          FIBERVISIONS PRODUCTS, INC.

     In addition, in June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for FiberVisions Products, Inc. in January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

3. RECEIVABLES FROM AFFILIATES

     Trade receivables from affiliates, consists of $1,933 thousand due from ES FiberVisions, net of $1,647 thousand of accumulated losses of unconsolidated companies in excess of investment (see Note 5).

4. INVENTORIES

     The components of inventories are:

                                                              2000      1999
                                                             ------    ------
Finished products..........................................  $  766    $  467
Raw materials..............................................   1,254     1,116
Work in process............................................      33        41
                                                             ------    ------
Total......................................................  $2,053    $1,624
                                                             ======    ======

5. INVESTMENTS

     The equity investments in affiliated companies consist of:

                                                            2000       1999
                                                           -------    -------
                                                              (DOLLARS IN
                                                               THOUSANDS)
Investment in FiberVisions, LP...........................  $18,140    $15,677

     In 1998, Products entered into a 50% joint venture with Fibervisions Inc. Products and FiberVisions Inc. manufacture products for the joint venture, FiberVisions LP, under a manufacturing agreement. Products share of the net income was $2,463 thousand and $12,716 thousand in 2000 and 1999 respectively.

     On January 1, 2000 Products and Chisso Polypro Fiber Co., Ltd formed a 50/50 joint venture, ES FiberVisions, combining their bicomponent fibers businesses outside of Japan. While Products has a 50% equity interest, it's share of joint venture income is 67%. The venture extends the Company's strategy to continue globalization of bicomponent fiber by establishing sales support facilities in key regions. Both parent companies supply fiber to the joint venture under manufacturing agreements. Products manufactures bicomponent fibers for the joint venture at the Varde, Denmark and Athens, Georgia locations. The annual sales of the venture were approximately $48 million in fiscal 2000. Products share of net loss for 2000 was $406.

                          FIBERVISIONS PRODUCTS, INC.

     Summarized financial information for the equity affiliates at December 31, and the years then ended is as follows:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Current assets..............................................  $ 33,023     $ 27,878
Non Current assets..........................................     9,335        3,475
Current liabilities.........................................     6,476           --
Net sales...................................................  $164,714     $150,450
Gross profit................................................     8,397       27,730
Net earnings................................................     4,305       25,432

     The investments are partnerships which require the associated tax benefit or expense to be recorded by the parent.

6. LONG TERM DEBT -- THIRD PARTY

     In December 1996 the Company entered into a long-term lease purchase obligation with The Athens-Clark County Industrial Development Authority to purchase land. The interest rate is fixed at 1% per annum and the due date of the obligation is December 2020. The balance of the obligation was $250 at December 31, 2000 and 1999.

7. ADDITIONAL BALANCE SHEET DETAIL

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Property, plant, and equipment
  Land......................................................  $    430     $    430
  Buildings and equipment...................................    45,703       45,659
  Construction in progress..................................     4,682        2,593
                                                              --------     --------
Total.......................................................    50,815       48,682
  Accumulated depreciation and amortization.................   (13,175)     (10,047)
                                                              --------     --------
  Net property, plant, and equipment........................  $ 37,640     $ 38,635
                                                              ========     ========

9. GOODWILL

     At December 31, 2000 and 1999, the goodwill was:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Goodwill....................................................   $43,290      $43,290
Less accumulated amortization...............................    (2,756)      (1,652)
                                                               -------      -------
  Net goodwill and other intangible assets..................   $40,534      $41,638
                                                               =======      =======

     In July 1998, Hercules Inc. completed the acquisition of 49% share of FiberVisions L.L.C. owned by its joint venture partner, Jacob Holm & Son A/S, for approximately $230 million in cash, plus assumed debt of $188 million. The allocation of the purchase price resulted in $188,051 of goodwill for the FiberVisons group, which is being amortized over its estimated useful life of 40 years. $43,290 of the goodwill was assigned to Products.

                          FIBERVISIONS PRODUCTS, INC.

10. INTEREST (INCOME) EXPENSE

     Interest costs are summarized as follows:

                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Interest Expense............................................   $ 2,201       $2,311
Interest Income.............................................    (2,344)        (885)
                                                               -------       ------
Interest (income) expense, net..............................   $  (143)      $1,426
                                                               =======       ======

11. OTHER OPERATING EXPENSES (INCOME), NET

     Other operating expenses (income), net, consists of the following:

                                                                2000          1999
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Goodwill and intangible amortization........................   $1,104        $1,104
Miscellaneous expense, net..................................        8            21
                                                               ------        ------
                                                               $1,112        $1,125
                                                               ======        ======

12. LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

     Hercules manages the Company's cash and indebtedness. The majority of the cash provided by or used by the Company is provided through this consolidated cash and debt management system. As a result, the amount of domestic cash or debt historically related to the Company is not determinable. For the purposes of the Company's historical financial statements all of its positive or negative cash flows have been treated as cash transferred to or from its parent.

     The Company has an intercompany loan with the Hercules Group in the amount of $34,280 and $36,251 which is included in the net Hercules Group investment balance at December 31, 2000 and 1999, respectively. In 2000 and 1999 interest was charged on the intercompany loans based on the stated rate of 6.5%. The loan is payable upon demand.

     The Company also has an intercompany receivable with the Hercules Group in the amount of $16,258 and $17,378 which is included in the net Hercules Group investment balance at December 31, 2000 and 1999, respectively. During 2000 and 1999 the weighted average interest rate on the intercompany borrowings was 7.4% and 6.4%, respectively.

13. INCOME TAXES

     A summary of the components of the tax provision follows:

                                                                2000          1999
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Currently payable
  Domestic..................................................   $ (438)       $ (169)
Deferred
  Domestic..................................................    1,009         4,218
                                                               ------        ------
Provision for income taxes..................................   $  571        $4,049
                                                               ======        ======

                          FIBERVISIONS PRODUCTS, INC.

     Deferred tax liabilities (assets) at December 31 consist of:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Depreciation................................................   $ 9,369      $ 8,683
                                                               -------      -------
Gross deferred tax liabilities..............................     9,369        8,683
                                                               -------      -------
Inventory...................................................   $  (154)     $  (116)
Accrued expenses............................................      (152)          20
Loss carryforwards..........................................    (1,309)      (2,223)
Amortization................................................      (412)        (453)
Other.......................................................      (422)          --
                                                               -------      -------
Gross deferred tax assets...................................    (2,449)      (2,772)
                                                               -------      -------
Total deferred income taxes.................................   $ 6,920      $ 5,911
                                                               =======      =======

     A reconciliation of the statutory income tax rate to the effective rate follows:

                                                              2000     1999
                                                              -----    -----
Statutory income tax rate...................................  35.00%   35.00%
Rate differential adjustment................................     --     2.46
State taxes.................................................   2.31     0.69
Reserves....................................................  (0.74)    5.83
Other.......................................................  (1.72)   (8.47)
                                                              -----    -----
Effective tax rate..........................................  34.85%   35.51%
                                                              =====    =====

14. NET HERCULES GROUP INVESTMENT

     Changes in net Hercules Group investment were as follows:

                                                              (DOLLARS IN
                                                              THOUSANDS)
Balance at January 1, 1999..................................    $85,603
Net income for the year ended December 31, 1999.............      7,351
Intercompany transactions, net..............................     (4,463)
                                                                -------
Balance at December 31, 1999................................     88,491
Net income for the year ended December 31, 2000.............      1,067
Intercompany transactions, net..............................        505
                                                                -------
Balance at December 31, 2000................................    $90,063
                                                                =======

15. COMMITMENTS AND CONTINGENCIES

     The Company has operating leases (storage space and data processing equipment) expiring at various dates. Rental expense was $14 thousand in 2000 and $10 thousand in 1999.

                          FIBERVISIONS PRODUCTS, INC.

     The net minimum future payments at December 31, 2000 are as follows:

                                                              (DOLLARS IN
                                                              THOUSANDS)
2001........................................................      $14
2002........................................................        9
2003........................................................        8
2004........................................................        6
2005........................................................        3
                                                                  ---
          Total.............................................      $40
                                                                  ===

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2000 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

16. PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company participates in a defined benefit pension plan sponsored by Hercules which covers substantially all employees of Hercules in the U.S. Benefits under this plan are based on the average final pay and years of service. Hercules also provides postretirement health care and life insurance benefits to eligible retired employees and their dependents.

     Information on the actuarial present value of the benefit obligation and fair value of the plan assets is not presented as Hercules manages its U.S. employee benefit plans on a consolidated basis and such information is not maintained separately for the U.S. employees of the Company. The Company's statement of operation includes an allocation of the costs of the U.S. benefits plans. The pension costs were allocated based on percentage of pensionable wages, for each of the years presented, postretirement benefit costs were allocated using factors derived from the relative net assets and revenues. Net pension expense (income) of Hercules allocated to the Company was ($129) for the year ended December 31, 2000.

     Products maintains a 401(k) savings plan for its full-time employees in North America. Each participant in the plan may elect to contribute 1 % to 15 % of his or her annual salary to the plan subject to statutory limitations. The company matches employee contributions to the plan at the rate of 50% of the first 6% of salary contributed. The Company's matching contribution was $69 thousand and $79 thousand for 2000 and 1999, respectively.

17. RELATED PARTY TRANSACTIONS

     The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and therefore may not necessarily reflect the result of arm-length negotiations between independent parties. The terms of the agreements provide for the sale of product to the affiliated entities based on a cost-plus formula.

  Corporate and other allocations

     As discussed in Note 1, the financial statements of the Company reflect certain allocated support costs incurred by other entities in Hercules group. These costs include executive, legal, accounting, human resources, tax, auditing, cash management, purchasing, safety, information management, health and environmental, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; or a percentage allocation for such services provided based on factors such as

                          FIBERVISIONS PRODUCTS, INC.

revenues, net assets, cost of sales and relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in our statement of operations. Such allocations and corporate charges totaled ($346) thousand and $129 thousand in 2000 and 1999, respectively.

  Sales to Hercules Group

     The Company sells fiber in the normal course of business to the Hercules Group. Company's revenues from sales to the Hercules Group were $33,695 thousand and $31,013 thousand in 2000 and 1999, respectively.

  Purchases from Hercules Group

     The Company purchases supplies in the normal course of business from the Hercules Group. The Company's purchases from Hercules Group were $7 thousand and $8 thousand in 2000 and 1999, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
  Wilmington, Delaware

     In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Hercules Canada, Inc., a subsidiary of Hercules Incorporated, at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Mississauga, Ontario
June 15, 2001

                             HERCULES CANADA, INC.

                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                               (THOUSANDS OF
                                                               U.S. DOLLARS)
Equity in income of affiliated company (note 3).............  $4,003   $3,221
Interest and debt expense (note 9)..........................   1,021      311
Interest income (note 9)....................................    (136)      --
Other expense -- net........................................      67       17
                                                              ------   ------
  Income before income taxes................................   3,051    2,893
Provision for income taxes (note 7).........................   2,281    1,977
                                                              ------   ------
  Net income................................................     770      916
Translation adjustments.....................................    (105)     676
                                                              ------   ------
  Comprehensive income......................................  $  665   $1,592
                                                              ======   ======

    The accompanying notes are an integral part of the financial statements.

                             HERCULES CANADA, INC.

                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (THOUSANDS OF
                                                                 U.S. DOLLARS)
ASSETS
Current assets
  Cash and cash equivalents.................................  $     33    $     --
  Income taxes receivable...................................     1,186       1,099
                                                              --------    --------
  Total current assets......................................     1,219       1,099
Investment (note 3).........................................    12,010      15,359
                                                              --------    --------
  Total assets..............................................  $ 13,229    $ 16,458
                                                              ========    ========
LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
  Bank overdraft (note 4)...................................  $     --    $  1,249
  Accrued expenses..........................................       341          48
                                                              --------    --------
  Total current liabilities.................................       341       1,297
Deferred income taxes (note 7)..............................     1,174       1,041
                                                              --------    --------
  Total liabilities.........................................     1,515       2,338
                                                              --------    --------
Contingencies (note 8)......................................        --          --
Net Hercules Group investment (note 6)
  Accumulated other comprehensive loss......................   (10,160)    (10,055)
  Intercompany transactions (note 5)........................    21,874      24,175
                                                              --------    --------
  Total net Hercules Group investment.......................    11,714      14,120
                                                              --------    --------
  Total liabilities and net Hercules Group investment.......  $ 13,229    $ 16,458
                                                              ========    ========

    The accompanying notes are an integral part of the financial statements.

                             HERCULES CANADA, INC.

                            STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (THOUSANDS OF
                                                                U.S. DOLLARS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income..................................................  $   770    $   916
Adjustments to reconcile net income to net cash provided by
  operations
  Equity in income of affiliated company -- net of
     withdrawals from partnership equity....................    3,877     (3,221)
  Deferred income taxes.....................................      166        365
Accruals and deferrals of cash receipts and payments
  Income taxes receivable...................................     (632)    (2,828)
  Accrued expenses..........................................      293         48
  Transfer to Hercules Group................................   (1,632)       (22)
                                                              -------    -------
  Net cash provided by (used in) operations.................    2,842     (4,742)
                                                              -------    -------
CASH FLOW FROM FINANCING ACTIVITIES:
Transfers (to) from Hercules Group..........................   (1,594)     3,497
(Decrease) increase in bank overdraft.......................   (1,237)     1,245
                                                              -------    -------
  Net cash (used in) provided by financing activities.......   (2,831)     4,742
                                                              -------    -------
CASH FLOW FROM INVESTING ACTIVITIES:
Withdrawals from equity in partnership in excess of
  earnings..................................................       24         --
                                                              -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (2)        --
                                                              -------    -------
Net increase in cash and cash equivalents...................       33         --
Cash and cash equivalents -- Beginning of year..............       --         --
                                                              -------    -------
  Cash and cash equivalents -- End of year..................  $    33    $    --
                                                              =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................  $   428    $    70
  Income taxes..............................................      436       (790)

    The accompanying notes are an integral part of the financial statements.

                             HERCULES CANADA, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Hercules Canada, Inc. (HCI or the Company) is a holding company, which is a partner in Hercules Canada Partnership (HCP). The majority partner in HCP is BetzDearborn Canada, Inc. (BDCI), which is an affiliate company under common control of Hercules Incorporated (Hercules). HCI is owned 100% by Hercules.

     Historically, separate company stand-alone financial statements were not prepared for HCI. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the Facilities). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian subsidiaries, including HCI), a pledge of the stock and partnership and member interests of substantially all of Hercules' U.S. subsidiaries and 65% of the stock of non-U.S.A. subsidiaries directly owned by Hercules, including HCI, and a pledge of Hercules' U.S.A. intercompany indebtedness. These financial statements present the financial information on HCI, a collateral party to the Hercules debt, based on Hercules' understanding of Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     As a result of the Hercules acquisition of BetzDearborn Inc. on October 15, 1998, Hercules initiated a global process of internal reorganization, for which the Company entered into an agreement with BDCI to transfer its business to a newly created partnership, Hercules Canada Partnership. The Company has a 28.09% share of future profits from the partnership. Since this reorganization is under the common control of Hercules, the transactions have been accounted for in a manner similar to pooling of interest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Investments

     Investments in affiliated companies with a 20% or greater ownership interest are accounted for using the equity method of accounting and, accordingly, net income includes HCI's share of the income of HCP.

  Use of estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue recognition

     Income earned by HCI is limited to its share of income of HCP. This is recognized on the same basis as net income is generated in HCP. Interest income is recognized on the note receivable from the Hercules Group on a daily basis.

  Cash and cash equivalents

     Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

  Foreign currency translation and transactions

     The accompanying financial statements are reported in U.S. dollars. The Canadian dollar is the functional currency for HCI. The translation of the functional currency into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheets dates, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods.

                             HERCULES CANADA, INC.

Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income, a component of net Hercules Group investment.

     Transactions in foreign currency are recorded at the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency at the exchange rates in effect at the balance sheets dates. Revenues, costs and expenses are recorded using average exchange rates prevailing during the reporting periods. Gains or losses resulting from foreign currency transactions are included in the statements of income.

  Net Hercules Group investment

     The net Hercules Group investment account reflects the balance of HCI's historical earnings, intercompany amounts, foreign currency translation and other transactions between HCI and the Hercules Group.

  Income taxes

     The provisions for income taxes have been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year, plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

  New accounting pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", requires that all derivative instruments be recorded on the balance sheets at their fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. The adoption of SFAS No. 133 did not have a material effect on the Company's earnings or financial position.

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, is to be effective October 1, 2000. Adoption of SAB 101 did not have a material effect on earnings.

3. INVESTMENT

     The investment in HCP is accounted for on the equity basis. As this investment is a partnership, the associated tax benefit or expense is recorded by its parent companies. The amount of retained earnings in the Company that represents undistributed earnings of HCP is $nil (1999 -- $3,877 thousand). During 2000, the Company received a distribution of $7,904 thousand
(1999 -- $nil).

                             HERCULES CANADA, INC.

     Summarized financial information for this equity affiliate at December 31 and for the years then ended is as follows:

                                                                2000       1999
                                                              --------   --------
                                                                 (THOUSANDS OF
                                                                 U.S. DOLLARS)
Current assets..............................................  $ 42,361   $ 42,345
Non-current assets..........................................   315,770    333,194
                                                              --------   --------
Total assets................................................  $358,131   $375,539
                                                              ========   ========
Current liabilities.........................................  $ 34,418   $ 31,010
                                                              ========   ========
Net sales...................................................  $178,512   $165,866
Gross profit................................................    70,700     71,238
Net earnings................................................    14,251     11,467

4. BANK OVERDRAFT

     Bank borrowings represent primarily overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period.

     At December 31, 2000, HCI had $331 thousand of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Lines of credit in use at December 31, 1999 totalled $664 thousand. Weighted average interest rates on short-term borrowings at December 31, 2000 and 1999 were nil and 6.5%, respectively. All lines of credit are payable in Canadian funds.

5. INTERCOMPANY NOTE RECEIVABLE, LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

     HCI has an intercompany loan with the Hercules Group in the amount of $15,882 thousand and $12,295 thousand, which is included in the net Hercules Group investment balance as of December 31, 2000 and 1999, respectively. The loan is denominated in Canadian dollars, is due on demand and bears interest at 10%.

     Also included in the net Hercules Group investment balance as of December 31, 2000 is a note receivable that HCI has with the Hercules Group in the amount of $2,978 thousand. It is denominated in Canadian dollars, is due on demand and bears interest at 10%.

                             HERCULES CANADA, INC.

6. NET HERCULES GROUP INVESTMENT

     Changes in net parent investment were as follows:

                                                              (THOUSANDS OF
                                                              U.S. DOLLARS)
Balance -- January 1, 1999..................................     $10,774
  Net income................................................         916
  Other comprehensive income................................         676
  Intercompany transactions -- net..........................       1,754
                                                                 -------
Balance -- December 31, 1999................................      14,120
  Net income................................................         770
  Other comprehensive loss..................................        (105)
  Intercompany transactions -- net..........................      (3,071)
                                                                 -------
Balance -- December 31, 2000................................     $11,714
                                                                 =======

     The Company includes accumulated comprehensive income or loss in net Hercules Group investment. At December 31, 2000 and 1999, accumulated comprehensive loss included a cumulative loss of $10,160 thousand and $10,055 thousand, respectively, of foreign currency translation adjustments.

7. INCOME TAXES

     A summary of the components of the tax provision follows:

                                                               2000     1999
                                                              ------   ------
                                                               (THOUSANDS OF
                                                               U.S. DOLLARS)
Current.....................................................  $2,115   $1,612
Deferred....................................................     166      365
                                                              ------   ------
Provision for income taxes..................................  $2,281   $1,977
                                                              ======   ======

     The deferred tax liability at December 31 is comprised of:

                                                               2000     1999
                                                              ------   ------
                                                               (THOUSANDS OF
                                                               U.S. DOLLARS)
Accrued expenses of HCP.....................................      35      288
                                                              ------   ------
Gross deferred tax assets...................................      35      288
                                                              ------   ------
Depreciation of HCP.........................................     574      754
Prepaid pension and post-retirement benefits of HCP.........     622      545
Other.......................................................      13       30
                                                              ------   ------
Gross deferred tax liabilities..............................   1,209    1,329
                                                              ------   ------
Total deferred income tax liability.........................  $1,174   $1,041
                                                              ======   ======

                             HERCULES CANADA, INC.

     A reconciliation of the statutory income tax rate to the effective rate is as follows:

                                                              2000    1999
                                                              -----   -----
Statutory income tax rate...................................  40.14%  40.54%
Goodwill amortization of HCP................................  30.12   28.47
Non-deductible expenses.....................................   2.37    2.69
Other.......................................................   2.13   (3.36)
                                                              -----   -----
Effective tax rate..........................................  74.76%  68.34%
                                                              =====   =====

8. CONTINGENCIES

     The Company, currently and from time to time, is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2000 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

9. RELATED PARTY TRANSACTIONS

     In the year 2000, HCI incurred interest expense of $1,021 thousand (1999 -- $311 thousand) on its intercompany loan with the Hercules Group. In 2000, HCI also earned interest income of $136 thousand (1999 -- $nil) on its note receivable with the Hercules Group.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
  Wilmington, Delaware

     In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Hercules Chemicals (Taiwan) Co., Limited, a subsidiary of Hercules Incorporated, at November 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers

Taipei, Taiwan, Republic of China
October 19, 2001

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED

              STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

                                                                2000        1999       1998
                                                              --------    --------    -------
                                                                  (DOLLARS IN THOUSANDS)
Sales to third parties......................................  $ 27,467    $ 22,605    $12,489
Sales to Hercules group.....................................     2,373       1,199      1,050
                                                              --------    --------    -------
                                                                29,840      23,804     13,539
Cost of sales...............................................   (15,801)    (13,565)    (8,808)
Selling, general, and administrative expenses...............    (8,235)     (7,734)    (3,506)
Goodwill amortization.......................................      (419)       (405)       (98)
Royalty expense.............................................    (1,852)     (1,286)      (606)
                                                              --------    --------    -------
Profit from operations......................................     3,533         814        521
Other expense, net (Note 9).................................      (286)       (184)      (240)
                                                              --------    --------    -------
Income before income taxes..................................     3,247         630        281
Provision for income taxes (Note 11)........................      (949)       (215)       (72)
                                                              --------    --------    -------
Net Income..................................................     2,298         415        209
Translation adjustments, net of tax.........................    (1,051)        565       (263)
                                                              --------    --------    -------
Comprehensive income (loss).................................  $  1,247    $    980    $   (54)
                                                              ========    ========    =======

    The accompanying notes are an integral part of the financial statements.

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED

                                 BALANCE SHEET

                                                                   NOVEMBER 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................   $   466      $   296
  Notes receivable..........................................     1,038        1,103
  Accounts receivable, net (Note 3).........................     5,400        5,934
  Inventories (Note 4)......................................     3,600        2,823
  Deferred income taxes (Note 10)...........................       448          199
  Other current assets......................................       451          692
                                                               -------      -------
     Total current assets...................................    11,403       11,047
Property, plant and equipment, net (Note 5).................     5,660        6,215
Goodwill, net (Note 12).....................................    14,926       16,167
Deferred income taxes (Note 10).............................       425          514
Deferred charges............................................     2,863          444
Other assets................................................       107          141
                                                               -------      -------
TOTAL ASSETS................................................   $35,384      $34,528
                                                               =======      =======
LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current Liabilities
  Short term debt and borrowings (Note 6)...................   $ 2,923      $ 5,151
  Accounts payable..........................................     1,099        1,161
  Accrued expenses (Note 7).................................     3,252        2,763
  Other current liabilities.................................       784          187
                                                               -------      -------
     Total current liabilities..............................     8,058        9,262
                                                               -------      -------
Total liabilities...........................................   $ 8,058      $ 9,262
Commitment and contingencies (Note 13)......................        --           --
Net Hercules Group Investment (Note 16)
  Accumulated other comprehensive income....................      (814)         188
  Intercompany transactions, net............................    28,140       25,078
                                                               -------      -------
     Net Hercules Group Investment..........................    27,326       25,266
                                                               -------      -------
TOTAL LIABILITIES AND NET HERCULES GROUP INVESTMENT.........   $35,384      $34,528
                                                               =======      =======

    The accompanying notes are an integral part of the financial statements.

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED

                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED NOVEMBER 30,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 2,298    $   415    $   209
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities
    Depreciation............................................      536        440        322
    Amortization............................................      447        433        124
    Provision for bad debts.................................      118         14         42
    (Gain) Loss on disposal of fixed assets.................      (47)        31         (8)
    Corporate and other cost allocations....................      941      1,241        396
  Accruals and deferrals of cash receipts and payments:
    Notes receivable........................................        7       (137)      (127)
    Accounts receivable.....................................      112     (1,430)    (1,224)
    Inventories.............................................     (925)      (354)      (124)
    Prepaid pension expense.................................      124        160       (282)
    Other current assets....................................       82        (19)       (27)
    Deferred tax assets.....................................     (200)       392        (92)
    Accounts payable........................................       --        223       (964)
    Accrued expense.........................................      578       (103)       561
    Other current liabilities...............................      662         35         75
    Other liabilities.......................................       --       (482)        --
    Transfers to/from Hercules Group........................     (177)       (76)       925
                                                              -------    -------    -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........    4,556        783       (194)
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditure.......................................     (397)      (589)      (390)
  Proceeds from disposal of fixed assets....................      165        186          8
  Deposit...................................................       (6)        52        (19)
  Deferred charges..........................................   (2,436)       (43)       135
                                                              -------    -------    -------
NET CASH USED IN INVESTING ACTIVITIES.......................   (2,674)      (394)      (266)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of short-term notes................      704      3,931        263
  Repayment of short-term notes loan........................   (4,060)      (273)      (918)
  Increase in commercial paper payable......................    1,280       (753)     1,763
  Transfers to/from Hercules Group..........................       --     (3,888)        --
                                                              -------    -------    -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.........   (2,076)      (983)     1,108
                                                              -------    -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................      364        (61)       191
                                                              -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      170       (655)       839
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      296        951        112
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   466    $   296    $   951
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
  Interests.................................................  $   238    $   203    $   172
  Income tax, net...........................................      266        173        516
NON CASH INVESTING AND FINANCING ACTIVITIES
  Corporate and other cost allocations......................  $   941    $ 1,241    $   396
  Pushdow adjustment on the acquisition of BetzDearborn.....       --         --     21,279

    The accompanying notes are an integral part of the financial statements.

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

  The Company

     Hercules Chemicals (Taiwan) Co., Limited (the "Company"), a wholly-owned subsidiary of Hercules Incorporated ("Hercules"), was incorporated in the Republic of China (ROC) on March 16, 1984. The Company is primarily engaged in the manufacturing and distribution of chemicals, including specialty chemicals and equipment for industrial and waste water treatments, and the provision of related engineering services in ROC.

     Historically, separate company stand-alone financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock and partnership and member interests of substantially all of Hercules' domestic subsidiaries and 65% of the stock of foreign subsidiaries including the companies directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information on the Company, a collateral party to the Hercules' debt, based on the Hercules's understanding of Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     When Hercules acquired all of the outstanding shares of BetzDearborn Inc on October 15, 1998, it paid $2,235 million in cash and $186 million in common stock in exchanged for the shares held by the BetzDearborn ESOP Trust. As a result of this acquisition, the Company, as a part of an effort by Hercules, entered into an internal reorganization transaction during 1999 and 2000. The transaction included merging BetzDearborn Taiwan Ltd. into the Company. As this reorganization is under the common control of Hercules, this transaction has been accounted for in a manner similar to pooling of interest.

     The purchase price allocated to the Company was approximately $20 million. During 1999, Hercules completed the purchase price allocation and the final determination of goodwill was $2,170 million of which the amount attributable to the Company was approximately $16 million. These financial statements include the push down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant and equipment and their related amortization and depreciation adjustments. The Company participates in Hercules' centralized cash management system. Accordingly, cash received from the Company operations is transferred to Hercules on a periodic basis, and Hercules funds all operational and capital requirements.

     The financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules Group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation methods are reasonable.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED

  Cash and Cash Equivalents

     Cash equivalents include cash in banks and certificates of deposit with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

  Foreign currency translation and transactions

     The accompanying financial statements are reported in U.S. dollars. The New Taiwan dollar is the functional currency for the Company. The translation of the functional currencies into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheet date, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income, a separate component of Net Hercules Group Investment.

     Transactions in foreign currency are recorded at the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency at the exchange rates in effect at the balance sheet date. Revenues, costs and expenses are recorded using average exchange rates prevailing during the reporting periods. Gains or losses resulting from foreign currency transactions are included in the statement of income.

  Financial instruments

     The Company uses various non-derivative financial instruments, including letters of credit, and generally does not require collateral to support its financial instruments.

  Inventories

     Inventories are stated at the lower of cost or market value. Inventories are valued at standard cost which approximates the average cost.

  Property and depreciation

     Property, plant and equipment are stated at cost and depreciated using straight-line method. The estimated useful lives of depreciable assets are estimated based on the economic useful lives of assets.

     Maintenance, repairs and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) is expensed.

  Goodwill

     Goodwill is amortized on a straight-line basis over 40 years, the estimated future period to be benefited.

  Long-Lived assets

     The company reviews its long-lived assets, including goodwill for impairment on an exception basis whenever events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred based on expected future cash flows (undiscounted), the loss is recognized in the income statement. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments.

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED

  Deferred Charges

     Deferred charges include construction-in-progress costs primarily consisting of fixed assets not yet placed in use. Once the projects are completed and approved, the assets are reclassified to property, plant and equipment and are depreciated there in accordance with the Company's policy. Generally, these assets are held in deferred charges for no longer than one year.

  Revenue recognition

     The Company recognizes revenue when the earning process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with the terms of the agreement, title and risk of loss have been transferred, collectibility is probable, and pricing is fixed and determinable. Accruals are made for sales returns and other allowances based on the Company's experience. The corresponding shipping and handling costs are included in cost of sales.

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

  Income Taxes

     Income tax expense in the accompanying financial statements has been computed assuming the Company filed separate income tax returns.

     The provisions for income taxes have been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

  Stock-based Compensation

     Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 (APB 25)). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different industries and locations.

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED

  Net Hercules Group Investment

     The Net Hercules Group Investment account reflects the balance of the Company's historical earnings, intercompany amounts, foreign currency translation and other transactions between the Company and the Hercules Group.

  New accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FAS Statement No. 133", and Statement No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities", requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years after December 31, 2000. As the Company does not have any derivative instruments of hedging activities, the adoption of SFAS 133 on January 1, 2001 did not have a material impact on its financial position or earnings.

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was to be effective October 1, 2000. Adoption of SAB 101 did not have a material effect on our profit from operations.

     In July 2001, the Financial Accounting Standards Board (FASB) approved the issuance of the Statement of Financial Accounting Standard No. 141 (SFAS 141), Business Combination and, Statement of Financial Accounting Standard No. 142 (SFAS 142), Goodwill and Other Intangible Assets. For the Company, these statements will generally become effective December 1, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting.

     SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. The Company is currently in the process of conducting an assessment of the actual impact of the non-amortization provision of SFAS 142. The assessment of goodwill for impairment is a complex issue in which the Company must determine, among other things, the fair value of each defined reporting unit. It is, therefore, not possible at this time to predict the impact, if any, that the impairment assessment provisions of SFAS 142 will have on the Company's financial statements.

     In addition, in June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assts. SFAS 143 will become effective for the Company from December 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED

3. ACCOUNTS RECEIVABLE, NET

     The accounts receivable, net, consists of:

                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Trade.......................................................   $5,567        $6,034
Less Allowance for doubtful accounts........................     (167)         (100)
                                                               ------        ------
          Total.............................................   $5,400        $5,934
                                                               ======        ======

4. INVENTORIES

     The components of inventories are:

                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Finished goods..............................................   $1,396        $  673
Raw materials and supplies..................................    1,564         1,468
Goods in transit............................................      640           682
                                                               ------        ------
          Total.............................................   $3,600        $2,823
                                                               ======        ======

5. PROPERTY, PLANT, AND EQUIPMENT

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Buildings and improvements..................................   $ 3,752      $ 4,082
Machinery and equipment.....................................     5,248        5,226
Other equipment.............................................       965          895
                                                                 9,964       10,202
                                                               -------      -------
Less: Accumulated depreciation..............................    (4,304)      (3,987)
                                                               -------      -------
          Total.............................................   $ 5,660      $ 6,215
                                                               =======      =======

     Depreciation expense for the years ended November 30, 2000, 1999 and 1998 amounted to $536 thousands, $440 thousands and $322 thousands, respectively.

6. SHORT TERM DEBT

     At November 30, 2000 and 1999, the Company has an outstanding balance of $665 thousands and $4 million, respectively, on advances on the Company's $6.5 million revolving bank facility. The facility, guaranteed by Hercules, bears floating interest rates ranging from 6.61% to 12% and 4.75% to 7.6%, during 2000 and 1999, respectively.

     Commercial papers-short term, which are guaranteed by CitiBank and Hong Kong Shanghai Bank bearing an interest rate of 5% at November 30, 2000 and 1999, are as follows:

                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Commercial papers payable...................................   $2,267        $1,116
Less: unamortized discount..................................       (9)           (9)
                                                               ------        ------
          Total.............................................   $2,258        $1,107
                                                               ======        ======

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED

7. ACCRUED EXPENSES

                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Other accrued expenses......................................   $1,010        $  673
Payroll and employee benefits...............................      450           540
Restructuring reserves......................................    1,199           512
Accrued royalty expenses....................................      593         1,038
                                                               ------        ------
          Total.............................................   $3,252        $2,763
                                                               ======        ======

8. OTHER EXPENSES, NET

     Other income (expenses), net consist of the following:

                                                             2000     1999     1998
                                                             -----    -----    -----
                                                             (DOLLARS IN THOUSANDS)
Interest expense...........................................  $(256)   $(202)   $(164)
Foreign exchange (loss) gain...............................     11        2      (57)
Interest income............................................      9       10        3
Other (expenses) income....................................    (50)       6      (22)
                                                             -----    -----    -----
          Total............................................  $ 286    $(184)   $(240)
                                                             =====    =====    =====

9. RETIREMENT BENEFITS

     The Company has a non-contributory defined benefit plan covering all its of employees in ROC. The Company funds the plan through trust arrangements where the assets of the fund are held separately from the employer. The level of funding is in line with local practice and in accordance with the local tax and supervisory requirements. The following table lists benefit obligations, plan assets, and funded status of the plans:

                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at December 1............................   $2,854        $2,388
Service cost................................................      289           245
Interest cost...............................................      157           143
Benefits paid...............................................     (489)           --
Translation adjustments.....................................     (146)           78
                                                               ------        ------
Benefit obligation at November 30...........................   $2,665        $2,854
                                                               ======        ======
CHANGE IN PLAN ASSETS
Fair value of plan assets at December 1.....................   $2,381        $2,107
Actual return on plan assets................................      144           109
Company contributions.......................................      122           101
Benefits paid...............................................     (464)           --
Translation adjustments.....................................     (114)           64
                                                               ------        ------
Fair value of plan assets at November 30....................   $2,069        $2,381
                                                               ======        ======

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED

                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Funded status of the plan...................................   $ (596)       $ (473)
Unrecognized net (gain) loss................................      540            --
Unrecognized net transition obligation......................       --           603
                                                               ------        ------
Prepaid (accrued) benefit cost..............................   $  (55)       $  130
                                                               ======        ======
AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:.........   $   --        $  336
Prepaid benefit cost........................................      (55)         (206)
                                                               ------        ------
Accrued benefit liability...................................   $   55        $  130
                                                               ======        ======
ASSUMPTIONS AS OF NOVEMBER 30
Weighted-average discount rate..............................        6%            6%
Expected return on plan assets..............................        6%            6%
Rate of compensation increase...............................        6%            6%

                                                              2000     1999     1998
                                                              -----    -----    ----
                                                              (DOLLARS IN THOUSANDS)
COMPONENTS OF NET PERIOD PENSION COST
Service cost................................................  $ 289    $ 245    $133
Interest cost...............................................    157      143      95
Return on plan assets (expected)............................   (144)    (109)    (81)
Amortization of net (gain) loss.............................     --       22      --
Amortization of transition asset............................     34      (16)     27
                                                              -----    -----    ----
Benefit cost................................................  $ 336    $ 285    $174
                                                              =====    =====    ====

10. INCOME TAXES

     A summary of the components of the tax provision is as follows:

                                                              2000     1999     1998
                                                              -----    -----    -----
                                                              (DOLLARS IN THOUSANDS)
Current.....................................................  $807     $ 11      $57
Deferred....................................................   142      205       15
                                                              ----     ----      ---
Provision for income taxes..................................  $949     $216      $72
                                                              ====     ====      ===

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED

     Deferred tax assets consist of the following:

                                                               2000           1999
                                                              -------        -------
                                                              (DOLLARS IN THOUSANDS)
Current items:
  Unrealized expenses.......................................   $151           $263
  Unrealized foreign exchange loss (gain)...................    269            (72)
  Allowance for doubtful accounts...........................     28              8
                                                               ----           ----
                                                               $448           $199
                                                               ====           ====
Non-current items:
  Depreciation..............................................   $333           $463
  Deferred pension cost.....................................     92             50
                                                               ----           ----
                                                               $425           $513
                                                               ====           ====

     A reconciliation of the ROC statutory income tax rate to the effective rate as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Statutory income tax rate...................................   25%     25%     25%
Additional 10% tax imposed on the undistributed earnings....    2%     --      --
Non-deductible amortization of goodwill.....................    1%      5%      3%
Non-deductible meals, entertainment and others..............    1%      8%      8%
Investment tax credit.......................................   --      (5)%   (10)%
Other.......................................................   --       1%     --
                                                               --      --     ---
Effective tax rate..........................................   29%     34%     26%
                                                               ==      ==     ===

11. RELATED PARTY TRANSACTIONS

     The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and therefore may not necessarily reflect the result of arms-length negotiations between independent parties. The Company records sales with affiliates based on a cost-plus formula developed and agreed-upon by both parties.

  Corporate and other allocations

     As discussed in Note 1, the financial statements of the Company reflect certain allocated support costs incurred by other entities in Hercules Group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, research and development overhead, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as revenues, net assets, costs of sales or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in our statement of operations. Such allocations and corporate charges totaled $427 thousand, $343 thousand, and $235 thousand in 2000, 1999, and 1998, respectively.

  Royalty expenses

     The Company has an intellectual property license agreement with Hercules under which the Company agreed to pay royalties on a basis rested on certain percentages of the net sales of licensed products. The

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED agreement expires in December 2004. Royalty expenses were $1,252 thousands $1,286 thousands and $606 thousands for the years ended November 30, 2000, 1999 and 1998, respectively.

  Sales to affiliates

     The Company sells paper and water treatment chemicals in the normal course of business to affiliated companies. Company's revenues from sales to affiliated companies were $2,372 thousand, $1,199 thousand and $1,050 thousand in 2000, 1999 and 1998, respectively.

  Purchases from affiliates

     The Company purchases raw materials and resale products for paper and water treatment chemicals in the normal course of business to affiliated companies. Company's expenses from purchases from affiliated companies were $8,338 thousand, $5,557 thousand and $5,264 thousand in 2000, 1999 and 1998, respectively.

12. GOODWILL

     Goodwill relates to the Hercules' 1998 purchase of BDTL. At November 30, 2000 and, 1999, goodwill was $14,926 thousand and $16,167 thousand, respectively, (net of accumulated amortization of $890 thousand and $529 thousand respectively). The amortization period for goodwill is 40 years.

13. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $307 thousand in 2000, $230 thousand in 1999, and $157 thousand in 1998. At November 30, 2000, minimum rental payments under noncancelable leases aggregated $469 thousand. The net minimum payments over the next four years are $241 thousand in 2001, $95 thousand in 2002, $81 thousand in 2003 and $52 thousand in 2004. There are no payments due in 2005 and thereafter.

  Other

     At November 30, 2000 the Company has an unused letter of credit amounting to $124 thousands.

14. RESTRUCTURING

     Pursuant to the plans in place to merge the operations of BDTL with the Company and to rationalize the support infrastructure and other existing operations, 22 employees (21 related to the 1998 BDTL acquisition) were terminated and one facility was closed during 2000. Cash payments during 2000 amounted to $375 thousands for severance benefits and $15 thousands for other exit costs. Cash payments during 1999 included $348 thousands for severance benefits. In 1998, the Company incurred restructuring liabilities of $1,347 thousands in connection with the acquisition of BDTL (see Notes 1). These liabilities included charges of $723 thousands for employee termination benefits and $624 thousands for exit costs related to facility closures. The restructuring liability was charged to goodwill as part of the purchase price allocation related to the acquisition of BDTL.

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED

     Severance benefits payments are based on years of service and generally continue for 3 months to 24 months subsequent to termination. We expect to substantially complete remaining actions under the plans in 2001. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                                2000          1999
                                                              --------      ---------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of year................................   $ 983         $1,386
Cash payments...............................................    (390)          (348)
                                                               -----         ------
Balance at end of year......................................   $ 593         $1,038
                                                               =====         ======

15. STOCK COMPENSATION

     The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

     In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and cash value awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 491,488 at November 30, 2000, and 926,689 and 1,083,613 at November 30, 1999 and
1998, respectively.

     At November 30, 2000, under Hercules' incentive compensation plans, 1,847,855 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

     Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

     The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2000, 1999 and 1998, respectively.

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED

     Below is a summary of outstanding stock option grants under the incentive compensation plans during 2000, 1999 and 1998:

                                                                       REGULAR
                                                            -----------------------------
                                                            NUMBER OF    WEIGHTED-AVERAGE
                                                             SHARES           PRICE
                                                            ---------    ----------------
December 1, 1998..........................................    5,900           $39.50
Granted...................................................      700           $47.81
Exercised.................................................       --               --
Forfeited.................................................       --               --
                                                             ------           ------
November 30, 1998.........................................    6,600           $40.38
Granted...................................................    7,650           $37.74
Exercised.................................................       --               --
Forfeited.................................................       --               --
                                                             ------           ------
November 30, 1999.........................................   14,250           $38.96
Granted...................................................       --               --
Exercised.................................................       --               --
Forfeited.................................................       --               --
                                                             ------           ------
November 30, 2000.........................................   14,250           $38.96

     There were no performance-accelerated stock options granted or outstanding during 2000, 1999 and 1998.

     The weighted-average fair value of regular stock options granted during 1999 and 1998 was $8.26 and $12.88, respectively.

     Following is a summary of regular stock options exercisable at November 31, 2000, 1999, and 1998, and their respective weighted-average share prices:

                                                             NUMBER OF   WEIGHTED-AVERAGE
OPTIONS EXERCISABLE                                           SHARES          PRICE
-------------------                                          ---------   ----------------
November 30, 1998..........................................    2,360          $39.50
November 30, 1999..........................................    5,000          $39.97
November 30, 2000..........................................    9,520          $39.42

     Following is a summary of stock options outstanding at December 31, 2000:

                                              OUTSTANDING OPTIONS                       EXERCISABLE OPTIONS
                               -------------------------------------------------   ------------------------------
                                 NUMBER      WEIGHTED-AVERAGE                        NUMBER
                               OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
    EXERCISE PRICE RANGE       AT 11/30/00   CONTRACTUAL LIFE    EXERCISE PRICE    AT 11/30/00    EXERCISE PRICE
-----------------------------  -----------   ----------------   ----------------   -----------   ----------------
Regular Stock Options
          $30 - $40              13,550            7.58              $38.50           8,960           $38.90
          $40 - $50                 700            7.35              $47.81             560           $47.81
                                 ------                                               -----
                                 14,250                                               9,520
                                 ======                                               =====

     The company's employees may also participate in the Hercules Employee Stock Purchase Plan ("ESPP"). The ESPP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 202,139

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED shares of Hercules Group common stock are registered for offer and sale under the plan. Shares issued at November 30, 2000 and 1999, were 1,597,861 and 949,464, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

     Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

     The following weighted-average assumptions would be used in estimating fair value for 2000, 1999 and 1998:

                                                 REGULAR      PERFORMANCE      EMPLOYEE STOCK
ASSUMPTION                                         PLAN     ACCELERATED PLAN   PURCHASE PLAN
----------                                       --------   ----------------   --------------
Dividend yield.................................     2%            3.4%              0.0%
Risk-free interest rate........................   5.88%          5.38%             5.41%
Expected life..................................  7.1 yrs.        5 yrs.            3 mos.
Expected volatility............................   29.20%         27.31%            44.86%

     The Company's net income for 2000, 1999 and 1998 would approximate the pro forma amounts below:

                                                               2000     1999    1998
                                                              -------   -----   -----
                                                              (DOLLARS IN THOUSANDS)
Net income
  As reported...............................................  $2,298    $415    $209
  Pro forma.................................................  $2,277    $395    $193

16. NET HERCULES GROUP INVESTMENT

     Changes in Net Hercules Group Investment were as follows:

                                                                    (DOLLARS IN
                                                                    THOUSANDS)
Balance, December 1, 1997...................................          $ 4,577
  Net income................................................              209
  Other comprehensive income, (net of tax of $120)..........             (359)
  Intercompany transaction, net.............................           22,600
                                                                      -------
Balance, November 30, 1998..................................           27,027
  Net income................................................              415
  Other comprehensive income, (net of tax of $182)..........              547
  Intercompany transaction, net.............................           (2,723)
                                                                      -------
Balance, November 30, 1999..................................           25,266
  Net income................................................            2,298
  Other comprehensive income, (net of tax of $334)..........           (1,002)
  Intercompany transaction, net.............................              764
                                                                      -------
Balance, November 30, 2000..................................          $27,326
                                                                      =======

     The Company includes accumulated other comprehensive income in net parent investment. At November 30, 2000 and 1999, accumulated other comprehensive income foreign currency translation adjustments only.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
  Wilmington, Delaware

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of Hercules Credit, Inc., a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

October 10, 2001

                             HERCULES CREDIT, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Sales to third parties.....................................  $274,775    $295,473    $349,179
Sales to Hercules Group....................................    63,033      62,657      57,528
                                                             --------    --------    --------
                                                              337,808     358,130     406,707
Cost of sales..............................................   227,272     250,066     278,091
Selling, general, and administrative expenses..............    50,599      57,745      50,458
Research and development...................................    11,780      12,078      11,588
Goodwill and intangible asset amortization.................     1,014       1,014       1,014
Other operating expenses, net (Note 12)....................    22,259       3,554      10,245
                                                             --------    --------    --------
Profit from operations.....................................    24,884      33,673      55,311
Equity Income in affiliated companies......................     9,423       7,358       6,028
Interest and debt expense..................................       417         547         440
Other (income) expense, net................................    (1,468)        903        (469)
                                                             --------    --------    --------
Income before income taxes and minority interest...........    35,358      39,581      61,368
Provision for income taxes (Note 14).......................    14,241      15,707      24,644
                                                             --------    --------    --------
Income before minority interest............................    21,117      23,874      36,724
Minority interest..........................................      (164)       (215)       (336)
                                                             --------    --------    --------
Net income.................................................  $ 20,953    $ 23,659    $ 36,388
                                                             ========    ========    ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             HERCULES CREDIT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents.................................   $  2,592     $  1,933
  Accounts receivable, net (Note 3).........................     35,743       46,045
  Notes receivable (Note 4).................................      3,600           --
  Inventories (Note 5)......................................     45,409       52,493
  Other current assets......................................      4,691        4,491
                                                               --------     --------
          Total current assets..............................     92,035      104,962
                                                               --------     --------
Property, plant, and equipment, net (Note 8)................     92,229       92,652
Notes receivable (Note 4)...................................      3,000           --
Investments (Note 9)........................................     93,046       87,070
Goodwill and other intangible assets, net (Note 10).........     28,550       29,564
Deferred charges and other assets...........................      5,382        5,676
                                                               --------     --------
          Total assets......................................   $314,242     $319,924
                                                               ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................   $ 17,724     $ 24,323
  Short-term debt (Note 6)..................................         --        1,650
  Current tax liability.....................................     33,600       44,690
  Accrued expenses (Note 8).................................     25,590       26,750
                                                               --------     --------
          Total current liabilities.........................     76,974       97,413
Deferred income taxes (Note 14).............................      7,720        6,061
Pension and other postretirement benefits (Note 11).........        110          (17)
Environmental and other liabilities.........................     32,863       21,816
                                                               --------     --------
          Total liabilities.................................    117,667      125,273
Commitments and contingencies (Note 17).....................         --           --
Minority interest...........................................      3,800        3,636
Net Hercules Group Investment...............................    192,775      191,015
                                                               --------     --------
          Total liabilities and Net Hercules Group
           Investment.......................................   $314,242     $319,924
                                                               ========     ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             HERCULES CREDIT, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income..................................................  $ 20,953   $ 23,659   $ 36,388
Adjustments to reconcile net income to net cash provided by
  operations:
  Depreciation..............................................     9,861     11,131     12,019
  Amortization..............................................     1,014      1,014      1,014
  Loss on disposal (Note 14)................................     6,854      6,500         --
  Loss on impairment of fixed assets (Note 12)..............        --      2,000     15,300
  Affiliates' earnings in excess of dividends received......    (9,423)    (7,358)    (6,028)
  Minority Loss.............................................       164        215        336
  Corporate and other cost allocations......................    17,569     25,148     19,105
  Accruals and deferrals of cash receipts and payments:
     Accounts receivable and other assets...................    10,103      4,523      5,930
     Inventories............................................     7,084      5,112     (7,483)
     Accounts payable and accrued expenses..................   (16,324)       258      9,364
     Environmental and other assets and liabilities.........       832     (5,496)     3,932
                                                              --------   --------   --------
          Net cash provided by operations...................    48,687     66,706     89,877
                                                              --------   --------   --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures........................................    (9,437)   (12,133)   (20,856)
Investment in affiliate.....................................      (179)       254        (63)
                                                              --------   --------   --------
          Net cash used in investing activities.............    (9,616)   (11,879)   (20,919)
                                                              --------   --------   --------
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of debt...........................................    (1,650)        --        (13)
Transfers to/from Hercules Group............................   (36,762)   (57,115)   (64,878)
                                                              --------   --------   --------
          Net cash used in financing activities.............   (38,412)   (57,115)   (64,891)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........       659     (2,288)     4,067
Cash and cash equivalents at beginning of year..............     1,933      4,221        154
                                                              --------   --------   --------
          Cash and cash equivalents at end of year..........  $  2,592   $  1,933   $  4,221
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................  $    417   $    547   $    440
  Income taxes..............................................  $ 23,614   $ 22,697   $ 10,022
Noncash financing activities
  Issuance of note receivable...............................     6,600         --         --
  Corporate and other cost allocations......................    17,569     25,148     19,105

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             HERCULES CREDIT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Hercules Credit, Inc., ("Credit" or the "Company") is a U.S. holding company which owns 99.4182% of Aqualon Company ("Aqualon") and 20% of Hercules Finance. Credit, Aqualon and Hercules Finance are wholly owned subsidiaries of Hercules Incorporated (Hercules).

     Historically, separate company stand-alone financial statements were not prepared for Credit. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "facilities"). The facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries (including Hercules Credit) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information on Credit, a collateral party to the Hercules debt, based on Hercules' understanding of Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     As an operating division of Hercules, Credit participates in Hercules' centralized cash management system. Accordingly, cash received from Credit's operations is transferred to Hercules on a periodic basis, and Hercules funds all operational and capital requirements.

     The financial statements of Credit reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in Credit's financial statements were based on either a direct cost pass-through for items directly identified as related to Credit's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation methods are reasonable.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Credit and its' subsidiary, Aqualon. All intercompany transactions and profits have been eliminated.

  Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is probable, and pricing is fixed and determinable. Accruals are made for sales returns and other allowances based on Credit's experience. The corresponding shipping and handling costs are included in cost of sales.

  Environmental Expenditures

     Environmental expenditures that pertain to current operations or future revenues are expensed or capitalized according to Credit's capitalization policy. Expenditures for remediation of an existing condition

                             HERCULES CREDIT, INC.

caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and can be reasonably estimated.

  Cash and Cash Equivalents

     Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

  Inventories

     Inventories are stated at the lower of cost or market. Inventories are valued at standard cost which approximates the average cost method.

  Property and Depreciation

     Property, plant, and equipment are stated at cost and depreciated using the straight-line method. The estimated useful lives of depreciable assets are as follows: buildings -- 30 years; plant, machinery and equipment -- 15 years; other machinery and equipment -- 3 to 15 years.

     Maintenance, repairs, and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) is charged to income.

  Goodwill

     Goodwill and other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for goodwill, customer relationships, and trademarks and tradenames and 5 to 15 years for other intangible assets.

  Long-lived Assets

     Credit reviews its long-lived assets, including goodwill and other intangibles, for impairment on an exception basis whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred based on expected future cash flows (undiscounted), the loss is recognized in the income statement. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different industries and locations.

  Financial Instruments

     The Company uses various non-derivative financial instruments, including letters of credit, and generally does not require collateral to support its financial instruments.

                             HERCULES CREDIT, INC.

  Stock-based Compensation

     Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 (APB 25)). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied.

  Computer Software Costs

     Effective January 1, 1999, Credit adopted the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Our prior accounting was generally consistent with the requirements of SOP 98-1 and, accordingly, adoption of SOP 98-1 had no material effect. Computer software costs are being amortized over a period of 5 to 10 years.

  Income Taxes

     The Company's operations have historically been included in the consolidated tax returns filed by its parent. Income tax expense in the accompanying financial statements have been computed assuming the Company filed separate income tax returns. Differences between this calculation of income taxes currently payable and consolidated amounts reported in the consolidated financial statements of the parent have been reflected as net Hercules Group investment.

  Research and Development

     Research and development expenditures are expensed as incurred.

  Net Hercules Group Investment

     The net Hercules Group investment account reflects the balance of Credit's historical earnings, intercompany amounts, income taxes, taxes accrued and deferred, post-employment liabilities and other transactions between Credit and the Hercules Group.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. The adoption of SFAS No. 133 did not have a material effect on its earnings or statement of financial position.

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was to be effective October 1, 2000. Hercules Credit adopted SAB

                             HERCULES CREDIT, INC.

101 effective as of December 31, 2000. Adoption of SAB 101 did not have a material effect on our profit from operations.

     In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). For Credit, these statements will generally become effective January 1, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

     SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. Hercules Credit is currently in the process of conducting an assessment of the actual impact of the non-amortization provision of SFAS 142. The assessment of goodwill for impairment is a complex issue in which the Company must determine, among other things, the fair value of each defined reporting unit. It is, therefore, not possible at this time to predict the impact, if any, that the impairment assessment provisions of SFAS 142 will have on Credit's financial statements.

     In addition, in June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assts. SFAS 143 will become effective for the Company from January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

3. ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net, consists of:

                                                             2000         1999
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Trade....................................................   $36,413      $46,865
Less allowance for doubtful accounts.....................      (670)        (820)
                                                            -------      -------
          Total..........................................   $35,743      $46,045
                                                            =======      =======

4. NOTE RECEIVABLE

     Notes receivable as of December 31, 2000, consist of a $6,600 thousand 30-day demand note from Greentree Chemical Technologies, Inc. (Greentree), related to the divestiture of the Nitrocellulose business in June 2000. On January 8, 2001, the Company received $3,600 thousand in cash from Greentree and issued a new unsecured demand note to Greentree for $3,000 thousand, due June 30, 2005. The new note carries an interest rate of 13.5% until May 1, 2001; thereafter, the interest rate is equal to Prime +7.5% for the remaining duration of the note.

                             HERCULES CREDIT, INC.

5. INVENTORIES

     The components of inventories are:

                                                             2000         1999
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Finished products........................................   $27,754      $34,330
Raw material and supplies................................    15,613       14,594
Work in process..........................................     2,042        3,569
                                                            -------      -------
          Total..........................................   $45,409      $52,493
                                                            =======      =======

6. SHORT-TERM DEBT

     Short-term debt of $1,650 thousand at December 31, 1999 consists of an Industrial Revenue Bond from the Industrial Development Authority of the city of Hopewell, Virginia. This debt carried an interest rate of 8%. The principal and interest was paid in June 2000.

7. LONG-TERM INCENTIVE COMPENSATION PLANS

     The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

     In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 491,488 at December 31, 2000, and 926,689 and 1,083,613 at December 31, 1999 and
1998, respectively.

     At December 31, 2000, under Hercules' incentive compensation plans, 1,847,855 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

     Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

     The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2000, 1999 and 1998, respectively.

                             HERCULES CREDIT, INC.

     Below is a summary of outstanding stock option grants under the incentive compensation plans during 2000, 1999 and 1998:

                                                    REGULAR                  PERFORMANCE-ACCELERATED
                                         -----------------------------    -----------------------------
                                         NUMBER OF    WEIGHTED-AVERAGE    NUMBER OF    WEIGHTED-AVERAGE
                                          SHARES           PRICE           SHARES           PRICE
                                         ---------    ----------------    ---------    ----------------
January 1, 1998........................   195,870          $42.18           72,000          $45.91
Granted................................   145,225          $35.84           64,645          $47.29
Exercised..............................        --              --               --              --
Forfeited..............................    (3,690)         $39.50               --              --
                                          -------          ------          -------          ------
December 31, 1998......................   337,405          $39.48          136,645          $46.56
Granted................................    71,875          $37.73           69,980          $37.58
Exercised..............................    (1,050)         $16.21               --              --
Forfeited..............................    (3,910)         $39.50               --              --
                                          -------          ------          -------          ------
December 31, 1999......................   404,320          $39.23          206,625          $43.52
Granted................................   129,800          $17.20               --              --
Exercised..............................        --              --               --              --
Forfeited..............................   (39,250)         $39.50               --              --
                                          -------          ------          -------          ------
December 31, 2000......................   494,870          $33.43          206,625          $43.52

     The weighted-average fair value of regular stock options granted during 2000, 1999 and 1998 was $8.85, $8.26 and $9.20, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999 and 1998 was $8.01 and $11.01, respectively.

     Following is a summary of regular stock options exercisable at December 31, 2000, 1999, and 1998, and their respective weighted-average share prices:

                                                    NUMBER OF    WEIGHTED-AVERAGE
OPTIONS EXERCISABLE                                  SHARES       EXERCISE PRICE
-------------------                                 ---------    ----------------
December 31, 1998.................................    95,194          $43.18
December 31, 1999.................................   224,230          $40.49
December 31, 2000.................................   293,370          $39.20

     There were no performance-accelerated stock options exercisable at December 31, 2000, 1999 and 1998.

                             HERCULES CREDIT, INC.

     Following is a summary of stock options outstanding at December 31, 2000:

                                              OUTSTANDING OPTIONS                       EXERCISABLE OPTIONS
                               -------------------------------------------------   ------------------------------
                                 NUMBER      WEIGHTED-AVERAGE                        NUMBER
          EXERCISE             OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
         PRICE RANGE           AT 12/31/00   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/00    EXERCISE PRICE
-----------------------------  -----------   ----------------   ----------------   -----------   ----------------
    Regular Stock Options
          $12 - $20              129,800           9.14              $17.20            2,950          $17.25
          $20 - $30               76,475           7.67              $25.56           63,700          $25.56
          $30 - $40              174,025           7.23              $38.77          130,900          $39.11
          $40 - $50               85,970           6.73              $47.27           74,720          $47.29
          $50 - $60               28,600           5.56              $54.03           21,100          $55.39
                                 -------                                             -------
                                 494,870                                             293,370
                                 =======                                             =======
Performance-Accelerated Stock
           Options
          $14 - $40              104,655           7.69              $38.16               --              --
          $40 - $50               81,270           6.70              $47.40               --              --
          $50 - $61               20,700           5.18              $55.40               --              --
                                 -------                                             -------
                                 206,625                                                  --
                                 =======                                             =======

     Hercules currently expects that 100% of performance-accelerated stock options will eventually vest.

     Credit employees may also participate in the Hercules Employee Stock Purchase Plan. The ESSP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 202,139 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 2000 and 1999, were 1,597,861 and 949,464, respectively. Hercules applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

     Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

     The following weighted-average assumptions would be used in estimating fair value for 2000, 1999 and 1998:

                                               REGULAR       PERFORMANCE       EMPLOYEE STOCK
ASSUMPTION                                       PLAN      ACCELERATED PLAN    PURCHASE PLAN
----------                                     --------    ----------------    --------------
Dividend yield...............................     2%          3.4%                0.0%
Risk-free interest rate                         5.88%         5.38%              5.41%
Expected life................................  7.1 yrs.      5 yrs.              3 mos.
Expected volatility..........................   29.20%       27.31%              44.86%

                             HERCULES CREDIT, INC.

     The Company's net income for 2000, 1999 and 1998 would approximate the pro forma amounts below:

                                                             2000      1999      1998
                                                            -------   -------   -------
                                                              (DOLLARS IN THOUSANDS)
Net income
  As reported.............................................  $20,953   $23,659   $36,388
  Pro forma...............................................  $19,328   $22,110   $35,073

8. ADDITIONAL BALANCE SHEET DETAIL

                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Property, plant, and equipment
  Land......................................................   $    527     $    527
  Buildings and equipment...................................    365,202      517,905
  Construction in progress..................................     11,909        5,503
                                                               --------     --------
  Total.....................................................    377,638      523,935
  Accumulated depreciation and amortization.................    285,409      431,283
                                                               --------     --------
  Net property, plant, and equipment........................   $ 92,229     $ 92,652
                                                               ========     ========
Accrued expenses
  Payroll and employee benefits.............................   $  4,685     $  4,298
  Nitrocellulose inventory disposal cost reserve............      6,478        6,500
  Current environmental reserve.............................      4,686        4,670
  Other.....................................................      9,741       11,282
                                                               --------     --------
  Total.....................................................   $ 25,590     $ 26,750
                                                               ========     ========

9. INVESTMENTS

     Summarized financial information for Hercules Finance Company at December 31, 2000 and 1999, and the three years then ended is as follows:

                                                             2000      1999
                                                            -------   -------
Assets....................................................  $    55   $   225
Net Hercules Group Investment.............................       55       225

                                                             2000      1999      1998
                                                            -------   -------   -------
Interest income...........................................  $ 1,235   $ 1,274   $27,811
Interest income from Hercules Group.......................   48,011    38,582     8,128
Corporate and other cost allocations......................   (2,132)   (3,067)   (2,283)
Other expense.............................................       --        --    (3,518)
Net income................................................   47,114    36,789    30,138

10. GOODWILL

     Goodwill relates to the Company's 1989 purchase of Henkel's 50% ownership interest in Aqualon. At December 31, 2000 and December 31, 1999, goodwill was $28,550 thousand and $29,564 thousand, respectively, (net of accumulated amortization of $11,994 thousand and $10,980 thousand respectively). The amortization period for goodwill is 40 years.

                             HERCULES CREDIT, INC.

11. RESTRUCTURING

     In 2000 and 1999, Credit incurred $1,662 thousand and $1,912 thousand, respectively, related to employee reductions at Parlin, NJ, Louisiana, MO, and Hopewell, VA, manufacturing sites. There are no remaining amounts to be paid.

     Severance benefits payments are based on years of service. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of year................................   $    --       $1,466
Additional termination benefits and other exit costs........     1,662          446
Cash payments...............................................    (1,662)      (1,912)
                                                               -------       ------
Balance at end of year......................................   $    --       $   --
                                                               =======       ======

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

     Credit participates in a defined benefit pension plan sponsored by Hercules, which covers substantially all employees of Hercules in the U.S. Benefits under this plan are based on the average final pay and years of service. Hercules also provides post-retirement health care and life insurance benefits to eligible retired employees and their dependents.

     Information on the actuarial present value of the benefit obligation and fair value of the plan assets is not presented as Hercules manages its U.S. employee benefit plans on a consolidated basis and such information is not maintained separately for the U.S. employees of the Company. The Company's statement of operations includes an allocation of the costs of the U.S. benefits plans. The pension costs were allocated based on percentage of pensionable wages, for each of the years presented, post-retirement benefit costs were allocated using factors derived from the relative net assets and revenues. Net pension income of Hercules allocated to the Company was $3,367 thousand, $3,810 thousand, and $4,069 thousand for the years ended December 31, 2000, 1999 and 1998, respectively, and post-retirement benefit expense was $2,462 thousand, $1,774 thousand, and $1,813 thousand for the years ended December 31, 2000, 1999 and 1998, respectively.

13. OTHER OPERATING EXPENSES, NET

     Other operating expenses, net, consists of the following:

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Loss on disposal of Nitrocellulose....................  $25,241    $ 6,500    $    --
Asset impairments.....................................       --      2,000     15,300
Environmental charges.................................    2,617      3,020      2,151
Restructuring charges.................................    1,662        446      1,466
Royalties received....................................   (7,613)    (8,474)    (8,734)
Other.................................................      352         62         62
                                                        -------    -------    -------
          Total.......................................  $22,259    $ 3,554    $10,245
                                                        =======    =======    =======

     In 1998, the Nitrocellulose fixed assets at Parlin, NJ were deemed to be impaired; Nitrocellulose capital expenditures in 1999 were also impaired.

                             HERCULES CREDIT, INC.

14. INCOME TAXES

     The domestic components of income before taxes are presented below:

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Domestic..............................................  $35,358    $39,581    $61,368
                                                        -------    -------    -------
                                                        $35,358    $39,581    $61,368
                                                        =======    =======    =======

     A summary of the components of the tax provision follows:

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Currently payable
  Domestic............................................  $12,583    $23,612    $22,697
Deferred
  Domestic............................................    1,658     (7,905)     1,947
                                                        -------    -------    -------
Provision for income taxes............................  $14,241    $15,707    $24,644
                                                        =======    =======    =======

     Deferred tax liabilities (assets) at December 31 consists of:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Amortization................................................         7            7
Partnership interest........................................    12,151       11,116
Other.......................................................       704          704
                                                               -------      -------
Gross deferred tax liabilities..............................   $12,862      $11,827
                                                               -------      -------
Depreciation................................................   $  (217)     $  (196)
Deemed rent.................................................      (425)        (425)
Lease liability.............................................    (4,500)      (5,145)
                                                               -------      -------
Gross deferred tax assets...................................    (5,142)      (5,766)
Valuation allowance.........................................        --           --
                                                               -------      -------
                                                               $ 7,720      $ 6,061
                                                               =======      =======

     A reconciliation of the statutory income tax rate to the effective rate follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Statutory income tax rate...................................   35%     35%     35%
State Taxes.................................................    5       5       5
                                                               --      --      --
                                                               40%     40%     40%
                                                               ==      ==      ==

                             HERCULES CREDIT, INC.

15. NET HERCULES GROUP INVESTMENT

     Changes in net Hercules Group investment were as follows:

                                                                (DOLLARS IN
                                                                THOUSANDS)
Balance, January 1, 1998....................................     $208,708
  Net income................................................       36,388
  Intercompany transactions, net............................      (45,773)
                                                                 --------
Balance, December 31, 1998..................................      199,323
  Net income................................................       23,659
  Intercompany transactions, net............................      (31,967)
                                                                 --------
Balance, December 31, 1999..................................      191,015
  Net income................................................       20,953
  Intercompany transactions, net............................      (19,193)
                                                                 --------
Balance, December 31, 2000..................................     $192,775
                                                                 ========

16. DIVESTITURES

     In June 2000, the Company divested its Nitrocellulose operation at Parlin, NJ to Greentree Chemical Technologies, Inc. As a result of the transaction, the Company received a $6,600 thousand note (see note 4) and recorded a one-time pre-tax loss of $25,241 thousand, primarily for employee termination benefits, inventory transfer and disposal, environmental liabilities, and other miscellaneous expenses, of which $18,387 thousand has been expended. The Company terminated approximately 100 employees associated with the Nitrocellulose operation at Parlin, NJ, which resulted in severance payments of $4 million. Nitrocellulose revenues were $23,503 thousand, $58,526 thousand, and $59,944 thousand in 2000, 1999, and 1998, respectively.

17. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $3,215 thousand in 2000, $3,446 thousand in 1999, and $2,903 thousand in 1998.

     At December 31, 2000, minimum rental payments under noncancelable leases aggregated $771 thousand. The net minimum payments over the next five years are $2,351 thousand in 2001, $2,295 thousand in 2002, $2,203 thousand in 2003,
$2,081 thousand in 2004, and $2,065 thousand in 2005.

  Litigation

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of Credit's management, none of such litigation as of December 31, 2000 is likely to have a material adverse effect on the financial position and results of operations of Credit.

  Environmental

     The Company has established accruals for the estimated cost of environmental remediation and/or cleanup at various sites. The estimated range of the reasonable possible share of costs for investigation and cleanup is between $25 million and $46 million. The actual costs will depend upon numerous factors, including

                             HERCULES CREDIT, INC.

the number of parties found to be responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; the outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the number of years of remedial activity required, which could range from 0 to 30 years. As of December 31, 2000, the accrued liability of $25 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. Credit estimates that these liabilities will be paid over the next five years. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other potentially responsible parties. The Company is unaware of any unasserted claims and has not reflected them in the reserve. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of The Company.

  Other

     As of December 31, 2000, The Company had $4.3 million in letters of credit outstanding with lenders.

18. RELATED PARTY TRANSACTIONS

     The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and therefore may not necessarily reflect the result of arms-length negotiations between independent parties. The Company records sales with affiliates based on a cost-plus formula developed and agreed-upon by both parties.

     Corporate and other cost allocations: As discussed in Note 1, the financial statements of The Company reflect certain allocated support costs incurred by other entities in Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, research and development overhead, investor relations and other corporate services. Allocations and charges included in Credit's financial statements were based on either a direct cost pass-through for items directly identified as related to Credit's activities; a percentage allocation for such services provided based on factors such as revenues, net assets, costs of sales or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in our statement of operations. Such allocations and corporate charges totaled $17,569 thousand, $25,148 thousand, and $19,105 thousand in 2000, 1999 and 1998, respectively.

     Royalties: Credit entered into a license agreement in respect of the use of manufacturing formulations and specifications by affiliated companies which are developed and owned by The Company. The Company received royalties in respect of this agreement of $7,613 thousand, $8,474 thousand, and $8,734 thousand in 2000, 1999 and 1998, respectively. The royalties are included as reductions to other operating expenses in the financial statements.

     Purchases from affiliates: The Company purchases a broad range of products in the normal course of business from affiliated companies. Credit's purchases from affiliated companies were $23,457 thousand, $23,598 thousand, and $50,022 thousand in 2000, 1999 and 1998, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
  Wilmington, Delaware

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Hercules GB Holdings Limited, a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers
Liverpool, United Kingdom

22 October 2001

                          HERCULES GB HOLDINGS LIMITED

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                   DECEMBER 31
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Sales to third parties......................................  $123,301     $136,056
Sales to Hercules Group.....................................    23,072       22,334
                                                              --------     --------
                                                               146,373      158,390
Cost of sales...............................................    85,980       92,200
Selling, general, and administrative expenses...............    36,198       39,887
Goodwill and intangible asset amortization..................     4,608        4,875
Other operating expenses, net (Note 12).....................     6,373        5,618
                                                              --------     --------
Profit from operations......................................    13,214       15,810
Interest and debt expense (Note 13).........................   (11,678)      (4,827)
Other (expense) income, net (Note 14).......................        85         (111)
                                                              --------     --------
Income before income taxes..................................     1,621       10,872
Provision for income taxes (Note 16)........................    (1,960)      (4,817)
                                                              --------     --------
Net (loss) income...........................................  $   (339)    $  6,055
Translation adjustments.....................................    (2,534)      (8,724)
                                                              --------     --------
Comprehensive Loss..........................................  $ (2,873)    $ (2,669)
                                                              ========     ========

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                          HERCULES GB HOLDINGS LIMITED

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents.................................  $  1,057     $  1,445
  Accounts receivable, net (Note 3).........................    34,146       35,772
  Inventories (Note 4)......................................     8,312       13,108
                                                              --------     --------
     Total current assets...................................    43,515       50,325
Property, plant, and equipment, net (Note 8)................    29,687       33,626
Goodwill and other intangible assets, net (Note 9)..........   139,157      155,762
Prepaid pension (Note 11)...................................     7,786        5,955
Deferred charges and other assets...........................     1,722        2,314
                                                              --------     --------
          Total assets......................................  $221,867     $247,982
                                                              ========     ========
LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
  Accounts payable..........................................  $ 11,893     $ 13,923
  Short-term debt (Note 5)..................................     4,469          251
  Accrued expenses (Note 8).................................     9,961       10,871
                                                              --------     --------
     Total current liabilities..............................    26,323       25,045
Deferred income taxes (Note 16).............................     4,831        4,828
                                                              --------     --------
          Total liabilities.................................    31,154       29,873
Commitments and contingencies (Note 17).....................        --           --
Net Hercules Group Investment (Note 15)
  Accumulated other comprehensive income....................    (6,388)      (3,854)
  Intercompany transactions.................................   197,101      221,963
                                                              --------     --------
          Net Hercules Group Investment.....................   190,713      218,109
                                                              --------     --------
          Total liabilities and Net Hercules Group
            Investment......................................  $221,867     $247,982
                                                              ========     ========

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                          HERCULES GB HOLDINGS LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income..................................................   $   (339)     $ 6,055
Adjustments to reconcile net income to net cash provided by
  operations:
  Depreciation of property, plant and equipment.............      3,431        2,921
  Amortization of goodwill and other intangible assets......      4,608        4,875
  Nonoperating gain on disposals............................        214          307
  Movement on deferred tax provision........................        410        1,615
  Corporate cost allocations................................      1,917        3,593
  Prepaid pension expense and other deferred charges........     (1,753)        (888)
Accruals and deferrals of cash receipts and payments:
  Accounts receivable.......................................     (1,194)       1,235
  Transfers to Hercules Group...............................    (11,064)      (4,665)
  Inventories...............................................      3,861         (403)
  Accounts payable and accrued expenses.....................     (1,124)      (4,308)
                                                               --------      -------
          Net cash (used in) provided by operations.........     (1,033)      10,337
                                                               --------      -------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures........................................     (2,419)      (5,587)
Proceeds of fixed asset disposals...........................        112        1,093
Acquisitions................................................       (255)        (253)
                                                               --------      -------
          Net cash used in investing activities.............     (2,562)      (4,747)
                                                               --------      -------
CASH FLOW FROM FINANCING ACTIVITIES:
Transfers to Hercules Group.................................     (1,067)      (8,855)
New loan proceeds...........................................      4,571          254
Loan repayments.............................................       (190)          --
                                                               --------      -------
          Net cash provided by (used in) financing
           activities.......................................      3,314       (8,601)
                                                               --------      -------
Effect of exchange rate changes on cash.....................       (107)        (159)
                                                               --------      -------
Net decrease in cash and cash equivalents...................       (388)      (3,170)
Cash and cash equivalents at beginning of year..............      1,445        4,615
                                                               --------      -------
Cash and cash equivalents at end of year....................   $  1,057      $ 1,445
                                                               ========      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Income taxes..............................................   $  1,550        6,911
  Interest..................................................      4,982        7,830
NON CASH FINANCING ACTIVITIES
Corporate cost allocations..................................   $  1,917        3,593

   The accompanying notes are an integral part of the consolidated financial statements.

                          HERCULES GB HOLDINGS LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Hercules GB Holdings Limited (referred to singly or together with its subsidiaries as "the Company") is the intermediate United Kingdom holding company (directly or indirectly) of all entities in the United Kingdom in the ultimate ownership of Hercules Incorporated (Wilmington, Delaware, USA) ("Hercules"), with the sole exception of Citrus Colloids Limited which is not included in these consolidated statements. Hercules and its wholly owned subsidiaries comprise the Hercules Group. The two principle operating subsidiaries are Hercules Limited, engaged in the manufacture and merchanting of functional chemicals and food ingredients and BetzDearborn Limited engaged in the manufacture and marketing of water and process treatment chemicals and ancilliary equipment.

     BetzDearborn Limited became a subsidiary of the Company following the acquisition by Hercules on 15th October, 1998, of all of the outstanding shares of BetzDearborn Inc. (formerly the ultimate parent company of BetzDearborn Limited). Hercules paid $2,235 million in cash and $186 million in common stock exchanged for the shares held by the BetzDearborn ESOP Trust. The purchase price allocated to the Company and its subsidiaries was approximately $123 million. During 1999, Hercules completed the purchase price allocation and the final determination of goodwill was $1,822 million of which the amount attributable to the Company was approximately $146 million. These financial statements include the push down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant and equipment and their related amortization and depreciation adjustments.

     Hercules GB Holdings Limited was set up in June 1999 to be the principal holding company for Hercules entities based in UK. This was a result of several internal reorganization transactions during 1999 and 2000, that were initiated after the acquisition of BetzDearborn Inc. The reorganization included the Company acquiring nearly all of the existing UK based subsidiaries from other Hercules group of companies. As these reorganization transactions were under the common control of Hercules, they have been accounted for at book value and have been consolidated in a manner similar to pooling of interest.

     Historically, separate company stand alone financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock and partnership and member interests of substantially all of Hercules' domestic subsidiaries and 65% of the stock of foreign subsidiaries directly owned by Hercules, including the Company, and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information on the Company, a collateral party to the Hercules debt, based on the Hercules' understanding of Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     The Company participates in Hercules' centralized cash management system. Accordingly, cash received from the Company's operations is transferred to Hercules on a periodic basis, and Hercules funds all operational and capital requirements.

     The financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation methods are reasonable.

                          HERCULES GB HOLDINGS LIMITED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Hercules GB Holdings Limited and its subsidiaries, listed below, which are all directly or indirectly wholly owned. Following the acquisition of BetzDearborn, the company continued BetzDearborn's practice of using a November 30 fiscal year-end for certain former BetzDearborn non-U.S. subsidiaries to expedite the year-end closing process. All intercompany transactions and profits have been eliminated.

     Hercules Investments Global (registered as unlimited February 26, 1999):

        Hercules Limited

        Praf Limited

        Alliance Technical Products Limited

        HUK Trustee Co. Ltd.

        Hercules UK Investments

        Hercules Investments Limited

        Hercules (UK) Investments Finance Ltd.

        BetzDearborn Limited

        Argo Scientific Limited

All the above subsidiaries are registered in the United Kingdom.

  Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

  Environmental Expenditures

     Environmental expenditures that pertain to current operations or future revenues are expensed or capitalized according to the Company's capitalization policy. Expenditures for remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and can be reasonably estimated.

  Cash and Cash Equivalents

     Cash in excess of operating requirements is invested in short-term, income-producing instruments and on interest bearing deposit with Hercules Europe NV, the Treasury Co-ordination Center. Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

                          HERCULES GB HOLDINGS LIMITED

  Inventories

     Inventories are stated at the lower of cost or market value. Cost is established on a moving average or standard cost basis both of which approximate to actual historic cost.

  Property and Depreciation

     Property, plant, and equipment are stated at cost. Asset values are depreciated over estimated useful lives on the straight-line method of depreciation. The estimated useful lives of depreciable assets are as follows: buildings -- 30 years; plant, machinery and equipment -- 15 years; other machinery and equipment -- 3 to 15 years; computer software -- 10 years.

     Maintenance, repairs, and minor renewals are charged to income; major renewals and improvements are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) are expensed.

  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for goodwill, and 3 to 15 years for other intangible assets.

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

  Foreign Currency Translation and Transactions

     The accompanying consolidated financial statements are reported in U.S. dollars. The pound sterling is the functional currency for the Company and its subsidiaries. The translation of the functional currencies into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheet date, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income, a separate component of Net Hercules Group Investment.

     Transactions in foreign currency are recorded at the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency at the exchange rates in effect at the balance sheet date. Revenues, costs and expenses are recorded using average exchange rates prevailing during the reporting periods. Gains or losses resulting from foreign currency transactions are included in the statement of income.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of short-term cash investments and trade receivables. The Company places its short-term cash investments on the London money market via its commercial relationship banks. Concentrations of credit risk

                          HERCULES GB HOLDINGS LIMITED
with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different industries and locations.

  Stock based compensation

     Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 (APB 25)). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied.

  Income taxes

     Income tax expense in the accompanying financial statements has been computed assuming the Company filed separate income tax returns.

     The provisions for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

  Net Hercules Group Investment

     The Net Hercules Group Investment reflects the balance of the Company's historical earnings, inter-company amounts, foreign currency translation and other transactions between the Company and the Hercules Group.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on its earnings or statement of financial position.

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was effective October 1, 2000. Adoption of SAB 101 did not have a material effect on our profit from operations.

                          HERCULES GB HOLDINGS LIMITED

     In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). For the Company, these statements will generally become effective January 1, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

     SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. The assessment of goodwill for impairment is a complex issue in which the Company must determine, among other things, the fair value of each defined reporting unit. It is, therefore, not possible at this time to predict the impact, if any, that the impairment assessment provisions of SFAS 142 will have on the Company's financial statements.

     In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assts. SFAS 143 will become effective for the Company from January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statement.

3. ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net, consists of:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Trade.......................................................   $32,519      $34,461
Other.......................................................     3,863        3,000
                                                               -------      -------
                                                                36,382       37,461
Less allowance for doubtful accounts........................   $(2,236)     $(1,689)
                                                               -------      -------
          Total.............................................   $34,146      $35,772
                                                               =======      =======

     There are no single receivables which constitute more than 10% of the total.

4. INVENTORIES

     The components of inventories are:

                                                                2000          1999
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
Finished products...........................................   $4,904       $ 9,026
Materials, supplies, and work in process....................    3,408         4,082
                                                               ------       -------
          Total.............................................   $8,312       $13,108
                                                               ======       =======

                          HERCULES GB HOLDINGS LIMITED

5. SHORT-TERM DEBT

     Short-term debt consists of bank borrowings primarily representing overdraft facilities and short-term lines of credit, in the United Kingdom, which are generally payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period.

     At December 31, 2000, the Company and its subsidiaries had $1,489,550 of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Weighted-average interest rates on short-term borrowings at December 31, 2000 and 1999, were 6.5% and 6.3%, respectively.

6. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

     Hercules manages the Company's cash and indebtedness. The majority of the cash provided by or used by the Company is provided through this consolidated cash and debt management system. As a result, the amount of cash or debt historically related to the Company is not determinable.

     The Company has a number of intercompany loans with the Hercules Group in the amounts of $145,393 thousand and $158,867 thousand, which are included in the Net Hercules Group Investment balance as of December 31, 2000 and 1999, respectively.

     Interest rates on these loans are detailed below:

INTEREST RATE                                                  2000       1999
-------------                                                 -------    -------
                                                               $'000      $'000
Variable LIBOR plus 0.55%...................................   92,519    100,373
Variable LIBOR plus 0.75%...................................   47,666     52,843
Variable LIBOR plus 1.00%...................................    5,138      5,575
Fixed 10%...................................................       70         76
                                                              -------    -------
                                                              145,393    158,867
                                                              =======    =======

     LIBOR is the London Inter-Bank Offer Rate.

     Interest paid on these loans was $3,951 thousand in 2000 and $5,275 thousand in 1999.

     All the long-term debt with the Hercules Group has maturity dates after 2005.

     The Company does not enter into forward-exchange contracts and currency swaps to hedge currency exposure nor does it use interest rate swap agreements to manage interest costs and risks associated with changing rates. The basis of valuation of long-term debt is the present value of expected cash flows related to existing borrowings discounted at rates currently available to the company for long-term borrowings with similar terms and remaining maturities.

  Fair Values

     The following table presents the carrying amounts and fair values of the company's financial instruments at December 31, 2000 and 1999:

                                                  2000                    1999
                                          --------------------    --------------------
                                          CARRYING      FAIR      CARRYING      FAIR
                                           AMOUNT      VALUE       AMOUNT      VALUE
                                          --------    --------    --------    --------
                                                     (DOLLARS IN THOUSANDS)
Long-term debt..........................  $145,393    $145,393    $158,867    $158,867

                          HERCULES GB HOLDINGS LIMITED

7. LONG-TERM INCENTIVE COMPENSATION PLANS

     The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

     The Hercules long-term incentive compensation plans place an emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 491,488 at December 31, 2000, and 926,689 at December 31, 1999.

     At December 31, 2000, under Hercules' incentive compensation plans, 1,847,855 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

     Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

     The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans.

     Below is a summary of outstanding stock option grants under the incentive compensation plans during 2000 and 1999:

                                                                       REGULAR
                                                            -----------------------------
                                                            NUMBER OF    WEIGHTED-AVERAGE
                                                             SHARES           PRICE
                                                            ---------    ----------------
January 1, 1999...........................................   17,750           $40.27
  Granted.................................................   22,550           $37.75
  Exercised...............................................       --               --
  Forfeited...............................................       --               --
                                                             ------           ------
December 31, 1999.........................................   40,300           $38.86
  Granted.................................................       --               --
  Exercised...............................................       --               --
  Forfeited...............................................       --               --
                                                             ------           ------
December 31, 2000.........................................   40,300           $38.86

     There were no performance-accelerated stock options granted or outstanding during 2000 and 1999.

     The weighted-average fair value of regular stock options granted during 1999 was $8.26.

                          HERCULES GB HOLDINGS LIMITED

     Following is a summary of regular stock options exercisable at December 31, 2000, and 1999, and their respective weighted-average share prices:

                                                            NUMBER OF    WEIGHTED-AVERAGE
OPTIONS EXERCISABLE                                          SHARES       EXERCISE PRICE
-------------------                                         ---------    ----------------
December 31, 1999.........................................   13,540           $39.91
December 31, 2000.........................................   26,440           $39.32

     Following is a summary of stock options outstanding at December 31, 2000:

                                           OUTSTANDING OPTIONS                           EXERCISABLE OPTIONS
                           ----------------------------------------------------   ---------------------------------
                               NUMBER       WEIGHTED-AVERAGE                          NUMBER
                           OUTSTANDING AT      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE AT   WEIGHTED-AVERAGE
EXERCISE PRICE RANGE          12/31/00      CONTRACTUAL LIFE    EXERCISE PRICE       12/31/00       EXERCISE PRICE
--------------------       --------------   ----------------   ----------------   --------------   ----------------
REGULAR STOCK OPTIONS
$30 - $40................      38,650             7.63              $38.48            25,120            $38.87
$40 - $50................       1,650             7.35              $47.81             1,320            $47.81
                               ------                                                 ------
                               40,300                                                 26,440
                               ======                                                 ======

     The Company's employees may also participate in the Hercules Employee Stock Purchase Plan ("ESPP"). The ESPP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 202,139 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 2000 and 1999, were 1,597,861 and 949,464, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

     Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

     The following weighted-average assumptions would be used in estimating fair value for 2000 and 1999:

                                                              PERFORMANCE       EMPLOYEE STOCK
ASSUMPTION                                   REGULAR PLAN   ACCELERATED PLAN    PURCHASE PLAN
----------                                   ------------   ----------------    --------------
Dividend yield.............................       2%              3.4%               0.0%
Risk-free interest rate....................     5.88%            5.38%              5.41%
Expected life..............................    7.1 yrs.          5 yrs.             3 mos.
Expected volatility........................     29.20%           27.31%             44.86%

     The Company's net (loss) income for 2000 and 1999 would approximate the pro forma amounts below:

                                                                2000         1999
                                                              --------     ---------
                                                              (DOLLARS IN THOUSANDS)
Net income
  As reported...............................................   $(339)       $6,055
  Pro forma.................................................   $(399)       $6,000

                          HERCULES GB HOLDINGS LIMITED

8. ADDITIONAL BALANCE SHEET DETAIL

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
PROPERTY, PLANT, AND EQUIPMENT
  Land......................................................  $  1,864     $  2,014
  Buildings and equipment...................................    49,303       49,077
  Construction in progress..................................        --        1,526
                                                              --------     --------
          Total.............................................    51,167       52,617
  Accumulated depreciation and amortization.................   (21,480)     (18,991)
                                                              --------     --------
  Net property, plant, and equipment........................  $ 29,687     $ 33,626
                                                              ========     ========

                                                                2000          1999
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
ACCRUED EXPENSES
  Goods received not invoiced...............................   $2,695       $ 3,028
  Payroll and employee benefits.............................    1,453         1,812
  Income taxes payable......................................    1,973         1,355
  Restructuring liability (Note 10).........................    2,420         2,628
  Other.....................................................    1,420         2,048
                                                               ------       -------
                                                               $9,961       $10,871
                                                               ======       =======

9. GOODWILL AND OTHER INTANGIBLES ASSETS

     At December 31, 2000 and 1999, the goodwill and other intangible assets were:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Goodwill....................................................  $146,363     $158,517
Customer relationships......................................        44           48
Other intangibles...........................................     5,347        5,976
                                                              --------     --------
Total.......................................................   151,754      164,541
Less accumulated amortization...............................   (12,597)      (8,779)
                                                              --------     --------
          Net goodwill and other intangible assets..........  $139,157     $155,762
                                                              ========     ========

10. RESTRUCTURING

     Coincident with the acquisition of BetzDearborn Inc. and its subsidiaries worldwide by Hercules Incorporated in October 1998, plans were put in place to merge certain BetzDearborn and Hercules operations and support infrastructure, including facility closures and personnel reductions. The estimated costs of these plans was established as a liability as part of the overall purchase price allocation of the BetzDearborn acquisition, in accordance with purchase accounting methods. The principle constituent part of the restructuring reserves in the Company's accounts is the estimate for these exit and severance costs attributable to the Hercules operations in the United Kingdom. The remaining balance of restructuring reserves, as reassessed during the year, is considered sufficient to meet the remaining outstanding costs associated with closure of the

                          HERCULES GB HOLDINGS LIMITED

Widnes European laboratory facility and severance cost principally associated with the planned transfer of accounting activities to the Hercules European Shared Service Centre in the Netherlands.

                                                                2000          1999
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of year................................   $2,628        $6,266
Additional accrual..........................................      363            81
Severance and exit costs incurred...........................     (375)       (3,093)
Reversals...................................................      (44)         (438)
Translation difference......................................     (152)         (188)
                                                               ------        ------
Balance at end of year......................................   $2,420        $2,628
                                                               ======        ======

     For 2000, the severance and exit costs incurred include the costs for 9 employees, including 8 employees at the former Argo Scientific Limited office and workshop in Edinburgh, Scotland. For 1999, severance and exit costs include costs for 39 employees including 16 employees affected by the closure of the laboratory facility at Widnes, Cheshire and 2 employees at the former sales office in Glasgow, Scotland, together with costs and necessary write downs of assets resulting from these closures and other specific asset write downs and costs resulting from business restructuring decisions.

     The additional accruals and the reversals were charged or released against income.

11. PENSION BENEFITS

     The Company provides defined benefit pension plans to all eligible employees. The following chart lists benefit obligations, plan assets, and funded status of the plans.

                                                                 PENSION BENEFITS
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at January 1...........................   $75,968      $78,457
  Service cost..............................................     2,092        2,313
  Interest cost.............................................     4,189        4,326
  Amendments................................................        12           --
  Employee contributions....................................       760          624
  Translation difference....................................    (6,872)      (2,855)
  Actuarial loss (gain).....................................     3,154       (4,532)
  Benefits paid from plan assets............................    (1,992)      (2,365)
  Benefits paid by company..................................        --           --
                                                               -------      -------
Benefit obligation at December 31...........................   $77,311      $75,968
                                                               =======      =======

                          HERCULES GB HOLDINGS LIMITED

                                                                 PENSION BENEFITS
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
CHANGE IN PLAN ASSETS
  Fair value of plan assets at January 1....................    89,389       80,011
  Expected return on plan assets............................     6,304        5,865
  Employee contributions....................................       760          624
  Company contributions (refund)............................     1,789          446
  Actuarial loss (gain).....................................    (1,915)       7,757
  Translation difference....................................    (7,105)      (2,949)
  Benefits paid from plan assets............................    (1,992)      (2,365)
                                                               -------      -------
  Fair value of plan assets at December 31..................   $87,230      $89,389
                                                               =======      =======
Funded status of the plans..................................     9,919       13,421
Unrecognized actuarial loss (gain)..........................    (2,174)      (7,372)
Unrecognized prior service cost (benefit)...................       217           76
Unrecognized net transition obligation......................        --         (170)
Amendments..................................................      (176)          --
                                                               -------      -------
Prepaid (accrued) benefit cost..............................   $ 7,786      $ 5,955
                                                               =======      =======
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION CONSIST OF:
  Prepaid benefit cost......................................     7,786        5,955
                                                               -------      -------
                                                               $ 7,786      $ 5,955
                                                               =======      =======
ASSUMPTIONS AS OF DECEMBER 31
  Weighted-average discount rate............................      6.50%        5.88%
  Expected average return on plan assets....................      8.00%        7.50%
  Average rate of compensation increase.....................      3.75%        3.88%
COMPONENTS OF NET PERIOD PENSION COST
  Service cost..............................................   $ 2,092      $ 2,313
  Interest cost.............................................     4,189        4,326
  Return on plan assets (expected)..........................    (6,304)      (5,864)
  Amortization and deferrals................................      (384)         269
  Amortization of transition asset..........................      (160)        (185)
                                                               -------      -------
  Benefit cost (credit).....................................   $  (567)     $   859
                                                               =======      =======

12. OTHER OPERATING EXPENSE, NET

                                                                2000          1999
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Royalty.....................................................   $5,675        $5,902
Other expense (income)......................................      698          (284)
                                                               ------        ------
                                                               $6,373        $5,618
                                                               ======        ======

                          HERCULES GB HOLDINGS LIMITED

13. INTEREST AND DEBT EXPENSE

     Interest and debt costs incurred and expensed were as follows. No interest or debt costs were capitalised.

                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Intercompany net interest expense...........................   $11,305       $4,887
Third party net interest expense (income)...................       373          (60)
                                                               -------       ------
                                                               $11,678       $4,827
                                                               =======       ======

14. OTHER (INCOME) EXPENSE, NET

     Other (income) expense, net, consists of the following:

                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Currency (gains) losses.....................................   $(444)        $ 100
Intercompany factoring expense..............................     187           158
Miscellaneous expense (income)..............................     172          (147)
                                                               -----         -----
                                                               $ (85)        $ 111
                                                               =====         =====

15. NET HERCULES GROUP INVESTMENT

     Changes in net Hercules Group investment were as follows:

                                                              (DOLLARS IN THOUSANDS)
Balance December 31, 1998...................................         $230,375
  Net income................................................            6,055
  Other comprehensive losses................................           (8,724)
  Inter-company transactions, net...........................           (9,597)
                                                                     --------
Balance, December 31, 1999..................................          218,109
  Net loss..................................................             (339)
  Other comprehensive losses................................           (2,534)
  Intercompany transactions, net............................          (24,523)
                                                                     --------
Balance, December 31, 2000..................................         $190,713
                                                                     ========

     The Company includes accumulated other comprehensive losses in Net Hercules Group Investment. At December 31, 2000 and 1999, accumulated other comprehensive losses consisted of foreign currency translation adjustments, net of tax, of $6,388 thousand and $3,854 thousand, respectively.

16. TAXES

     A summary of the components of the tax provision in respect of United Kingdom Corporation Tax follows:

                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Current.....................................................   $1,550        $3,202
Deferred....................................................      410         1,615
                                                               ------        ------
Provision for income taxes..................................   $1,960        $4,817
                                                               ======        ======

                          HERCULES GB HOLDINGS LIMITED

     Deferred tax liabilities (assets) at December 31 consist of:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Components of timing differences
  Depreciation..............................................   $ 7,369      $ 8,386
  Prepaid pension...........................................     7,786        5,955
  Employee Intangible Asset.................................     4,757        5,161
  Restructuring Provisions..................................    (2,284)      (3,101)
  Disallowed doubtful debt provisions.......................    (1,064)        (116)
  Other temporarily disallowed provisions...................      (263)        (192)
  Other expenditure temporarily disallowed..................      (198)          --
                                                               -------      -------
  Cumulative timing differences.............................    16,103       16,093
                                                               -------      -------
  Net deferred tax liabilities..............................   $ 4,831      $ 4,828
                                                               -------      -------

     A reconciliation of the statutory income tax rate to the effective rate follows:

                                                              2000    1999
                                                              ----    ----
Statutory income tax rate...................................   30%     31%
Goodwill amortization.......................................   85%     11%
Disallowable business expenses..............................    6%      2%
                                                              ---      --
Effective tax rate..........................................  121%     44%
                                                              ===      ==

17. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $2,981 thousand in 2000 and $2,759 thousand in 1999.

     At December 31, 2000, minimum rental payments under noncancelable leases aggregated $3,679 thousand. The net minimum payments over the next five years are $1,585 thousand in 2001, $1,341 thousand in 2002, $523 thousand in 2003, $229 thousand in 2004, and $1 thousand in 2005.

  Litigation

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2000 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

18. RELATED PARTY TRANSACTIONS

     The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and therefore may not necessarily reflect the result of arms-length negotiations between independent parties. The Company records sales with affiliates based on a cost-plus formula developed and agreed-upon by both parties. All transactions described below are eliminated on consolidation of Hercules Incorporated.

     Corporate and other allocations: As discussed in Note 1, the financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive,

                          HERCULES GB HOLDINGS LIMITED
legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, costs of sales or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in our statement of income. Such allocations and corporate charges totaled $5,921 thousand, and $6,314 thousand in 2000 and 1999 respectively.

     Royalties: The Company entered into license agreements in respect of the use of manufacturing formulations and specifications which are developed and owned by other Hercules Group companies. The Company paid royalties in respect of these agreements of $5,675 thousand and $5,902 thousand in 2000 and 1999, respectively. The royalties are included as other operating expenses in the financial statements.

     Sales to affiliates: The Company sells manufactured chemical products in the normal course of business to affiliated companies. Company's revenues from sales to affiliated companies were $23,072 thousand and $22,334 thousand in 2000 and 1999 respectively.

     Purchases from affiliates: The Company has commercial relationships with affiliated companies for the purchase of chemical products and raw materials. The value of these purchases were $16,639 thousand and $16,408 thousand for 2000 and 1999 respectively.

19. SUBSEQUENT EVENT

     On May 1, 2001, Hercules completed the sale of its hydrocarbon resins divisions and select portions of its rosin resins divisions to Eastman Chemical Company. In addition, on May 31, 2001, Hercules completed the sale of its peroxy chemicals business to GEO Specialty Chemicals, Inc. Results of operations for the Company include net sales of approximately $5,057 thousand and $8,161 thousand, respectively, in 2000 and 1999 relating to these divested businesses.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
Wilmington, Delaware

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Hercules International Limited, a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

October 22, 2001

                         HERCULES INTERNATIONAL LIMITED

           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000         1999        1998
                                                            ---------    --------    --------
                                                                 (DOLLARS IN THOUSANDS)
Sales to third parties....................................  $ 791,771    $857,878    $681,418
Sales to Hercules Group...................................     93,717     120,167     144,337
                                                            ---------    --------    --------
                                                              885,488     978,045     825,755
Cost of sales.............................................    530,321     562,701     502,891
Selling, general, and administrative expenses.............    153,928     144,696      92,293
Research and development..................................     19,977      25,399      21,979
Goodwill and intangible asset amortization................      8,292      11,271       4,128
Other operating (income) expenses, net (Note 13)..........   (131,749)     27,700      37,890
                                                            ---------    --------    --------
Profit from operations....................................    340,719     206,278     166,574
Equity in (loss) income of affiliated companies...........     (3,891)      2,938        (103)
Interest and debt expense (Note 14).......................      8,028       4,381       6,252
Other income (expense), net (Note 15).....................     12,714         650      (1,731)
                                                            ---------    --------    --------
Income before income taxes and minority interest, net.....    305,514     205,485     158,488
Provision for income taxes (Note 16)......................    119,794      63,421      62,129
                                                            ---------    --------    --------
Income before minority interest, net......................    185,720     142,064      96,359
Minority interest, net....................................     (1,107)       (910)       (889)
                                                            ---------    --------    --------
Net income................................................    184,613     141,154      95,470
Translation adjustments...................................   (100,135)    (51,868)     17,018
                                                            ---------    --------    --------
Comprehensive income......................................  $  84,478    $ 89,286    $112,488
                                                            =========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         HERCULES INTERNATIONAL LIMITED

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000          1999
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents.................................  $  14,340    $   16,042
  Accounts receivable, net (Note 3).........................    149,346       205,279
  Inventories (Note 4)......................................     79,787       127,018
  Deferred income taxes (Note 16)...........................      2,669         5,200
                                                              ---------    ----------
     Total current assets...................................    246,142       353,539
                                                              ---------    ----------
Property, plant, and equipment, net (Note 9)................    275,325       387,657
Investments in affiliates (Note 5)..........................     30,279         3,337
Goodwill and other intangible assets, net (Note 10).........    224,443       300,739
Deferred charges and other assets...........................     12,696         9,642
                                                              ---------    ----------
          Total assets......................................  $ 788,885    $1,054,914
                                                              =========    ==========
LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
  Accounts payable..........................................  $  94,908    $  116,042
  Short-term debt (Note 6)..................................     90,944        13,241
  Accrued expenses (Note 9).................................    118,162        97,164
                                                              ---------    ----------
     Total current liabilities..............................    304,014       226,447
Long-term debt -- third parties (Note 7)....................        138           458
Deferred income taxes (Note 16).............................     59,841        75,096
Pension liability (Note 12).................................     20,066        25,021
Deferred credits and other liabilities......................      2,031         1,537
                                                              ---------    ----------
          Total liabilities.................................    386,090       328,559
Commitments and contingencies (Note 17)
Minority Interest...........................................     18,599        20,299
Net Hercules Group Investment (Note 20)
  Accumulated other comprehensive losses....................   (140,805)      (40,670)
  Intercompany transactions.................................    525,001       746,726
                                                              ---------    ----------
          Total Net Hercules Group Investment...............    384,196       706,056
                                                              ---------    ----------
          Total liabilities and Net Hercules Group
            Investment......................................  $ 788,885    $1,054,914
                                                              =========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                         HERCULES INTERNATIONAL LIMITED

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2000         1999         1998
                                                          ---------    ---------    ---------
                                                                (DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income..............................................  $ 184,613    $ 141,154    $  95,470
Adjustments to reconcile net income to net cash provided
  by operations:
  Depreciation and amortization of property, plant and
     equipment..........................................     28,615       32,784       26,279
  Amortization of goodwill and other intangible
     assets.............................................      8,292       11,271        4,128
  Deferred income tax...................................     13,396       11,789         (875)
  (Gain) loss on disposals..............................      1,617          184         (506)
  Gain on sale of investments...........................   (167,566)     (13,302)          --
  Equity in (income) loss of affiliates.................      3,891       (2,938)         103
  Dividends received....................................        579        3,093          107
  Minority interest, net................................      1,107          910          889
  Corporate and other cost allocations..................     13,033       16,665        8,536
  Accruals and deferrals of cash receipts and payments:
     Accounts receivable................................      3,420      (25,858)      (5,686)
     Inventories........................................    (11,618)     (10,684)         684
     Accounts payable and accrued expenses..............     40,590       21,952       39,487
     Noncurrent assets and liabilities..................     (1,484)      13,864       (3,486)
     Net transfers to Hercules Group....................     69,474     (129,329)         917
                                                          ---------    ---------    ---------
     Net cash provided by operations....................    187,959       71,555      166,047
                                                          ---------    ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures, net of proceeds from sale.........    (68,708)     (72,437)     (35,285)
Proceeds from sale of investment........................         --       22,009           --
Purchase of equity method investments...................         --          (25)          --
                                                          ---------    ---------    ---------
     Net cash used in investing activities..............    (68,708)     (50,453)     (35,285)
                                                          ---------    ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
Change in short-term debt...............................     78,435      (58,142)      (6,149)
Long-term debt repayments...............................       (306)        (620)      (5,498)
Proceeds from issuance of long-term debt................     41,213           --           --
Net transfers (to) from Hercules Group..................   (239,146)      36,119     (103,011)
                                                          ---------    ---------    ---------
     Net cash provided by (used in) financing
       activities.......................................   (119,804)     (22,643)    (114,658)
                                                          ---------    ---------    ---------
Effect of exchange rate changes on cash.................     (1,149)      (2,470)       1,165
                                                          ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents....     (1,702)      (4,011)      17,269
Cash and cash equivalents at beginning of year..........     16,042       20,053        2,784
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year................     14,340       16,042       20,053
                                                          =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (net of amount capitalized)..................  $   7,081    $   4,708    $   6,267
  Income taxes, net.....................................     65,008       60,680       60,597
  Noncash investing and financing activities:
  Sale of CPKelco (Note 14).............................    119,261           --           --
  Net asset (excluding cash) contribution from Hercules
     Group of BetzDearborn entities (Note 1)............         --           --      314,678
  Corporate and other cost allocations..................     13,033       16,665        8,536
  Net asset (excluding cash) contribution from Hercules
     Group of Citrus Colloid entities...................         --           --       73,690
  Reversal of restructuring accruals to goodwill (Note
     11)................................................      3,320           --           --

   The accompanying notes are an integral part of the consolidated financial statements.

                         HERCULES INTERNATIONAL LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Hercules International Limited (the "Company") is a subsidiary of Hercules Incorporated (ultimate parent) ("Hercules"). Hercules and its wholly owned subsidiaries comprise the Hercules Group. The Company supplies engineered process and water treatment chemical programs, as well as products that manage the properties of aqueous systems, for industrial, commercial and institutional establishments. These products and services contribute to preserving or enhancing productivity, reliability and efficiency in plant operations and in complying with environmental regulations.

     When Hercules acquired all of the outstanding shares of BetzDearborn Inc on October 15, 1998 it paid $2,235 million in cash and $186 million in common stock exchanged for the shares held by the BetzDearborn ESOP Trust. The purchase price allocated to the Company and its subsidiaries was approximately $682 million. During 1999, Hercules completed the purchase price allocation and the final determination of goodwill was $1,822 million of which the amount attributable to the Company was approximately $278 million. These financial statements include the push down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant and equipment and their related amortization and depreciation adjustments.

     As a result of the Hercules acquisition of BetzDearborn Inc., the Company entered into several internal reorganization transactions during 1999 and 2000. The transactions included the Company selling several of its investments in subsidiaries to Hercules affiliates, purchasing several investments in subsidiaries from Hercules affiliates, merging companies, and acquiring certain investments in Hercules group companies that are valued at cost. As all investments in this reorganization are under the common control of Hercules, these transactions have been accounted for in a manner similar to pooling of interests.

     Historically, separate company stand-alone financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries (including the Company) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These consolidated financial statements present the financial information of the Company, a collateral party to the Hercules debt, based on Hercules' understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     The consolidated financial statements of the Company reflect certain allocated support costs incurred by the Hercules Group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's consolidated financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation method is reasonable. See Note 18 for more information.

     A number of the operating companies participate in Hercules' centralized cash management system. Accordingly, cash received from operations may be transferred to Hercules on a periodic basis, and Hercules funds operational and capital requirements upon request.

                         HERCULES INTERNATIONAL LIMITED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries where control exists. Following the acquisition of BetzDearborn by Hercules in 1998, the Company continued BetzDearborn's practice of using a November 30 fiscal year end for certain former BetzDearborn Inc. non-U.S. subsidiaries to expedite the year end closing process. All intercompany transactions and profits have been eliminated.

  Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

  Research and Development

     Research and development expenditures are expensed as incurred.

  Environmental Expenditures

     Environmental expenditures that pertain to current operations or future revenues are expensed or capitalized according to the Company's capitalization policy. Expenditures for remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and can be reasonably estimated.

  Cash and Cash Equivalents

     Cash in excess of operating requirements is invested in short-term, income-producing instruments. Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

  Inventories

     Inventories are stated at the lower of cost or market. Inventories are valued on the average cost method.

  Property and Depreciation

     Property, plant, and equipment are stated at cost. The Company changed to the straight-line method of depreciation, effective January 1, 1991, for newly acquired processing facilities and equipment. Assets acquired before then continue to be depreciated by accelerated methods. The Company believes straight-line depreciation provides a better matching of costs and revenues over the lives of the assets. The estimated useful lives of depreciable assets are as follows: buildings -- 30 years; plant, machinery and equipment -- 15 years; other machinery and equipment -- 3 to 15 years.

                         HERCULES INTERNATIONAL LIMITED

     Maintenance, repairs, and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) is charged to income.

  Investments

     Investments in affiliated companies with a 20% or greater ownership interest in which the Company has significant influence are accounted for using the equity method of accounting. Accordingly, these investments are included in investments in affiliates on the Company's balance sheet and the income or loss from these investments is included in equity in (loss) income of affiliated companies in the Company's statement of income.

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

  Income Taxes

     Income tax expense in the accompanying consolidated financial statements has been computed assuming the Company filed separate income tax returns.

     The provisions for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

     The company provides taxes on undistributed earnings of subsidiaries and affiliates included in consolidated retained earnings to the extent such earnings are planned to be remitted and not re-invested permanently. The undistributed earnings/(losses) of subsidiaries and affiliates on which no provision for foreign withholding or US income taxes has been made amounted to approximately ($6,629) thousand and $10,468 thousand at December 31, 2000 and 1999, respectively. US and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the US statutory rate because of the availability of tax credits.

  Foreign Currency Translation and Transactions

     The accompanying consolidated financial statements are reported in U.S. dollars. The US dollar is the functional currency for the Company. The translation of the functional currencies of the Company's

                         HERCULES INTERNATIONAL LIMITED
subsidiaries into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheet date, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income, a separate component of Net Hercules Group Investment.

     Transactions in foreign currency are recorded at the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency at the exchange rates in effect at the balance sheet date. Revenues, costs and expenses are recorded using average exchange rates prevailing during the reporting periods. Gains or losses resulting from foreign currency transactions are included in the statement of income.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables and receivables from affiliated companies, which are included in the Net Hercules Group Investment in the consolidated balance sheet. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different industries and locations.

  Derivative Instruments and Hedging

     Derivative financial instruments have been used to hedge risk caused by fluctuating currency. The Company enters into forward-exchange contracts to hedge foreign currency exposure. Decisions regarding hedging are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, and economic trends. The Company uses the fair-value method of accounting, recording to other income (expense), net realized and unrealized gains and losses on these contracts monthly, except for gains and losses on contracts to hedge specific foreign currency commitments, which are deferred and accounted for as part of the transaction. Gains or losses on instruments which have been used to hedge the value of investments in certain non-U.S. subsidiaries have been accounted for under the deferral method and are included in the foreign currency translation adjustment. It is the Company's policy to match the term of financial instruments with the term of the underlying designated item. If the designated item is an anticipated transaction no longer likely to occur, gains or losses from the instrument designated as a hedge are recognized in current period earnings. The Company does not hold or issue financial instruments for trading purposes. In the consolidated statement of cash flow, the Company reports the cash flows resulting from its hedging activities in the same category as the related item that is being hedged.

  Stock-based Compensation

     Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 (APB 25)). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied.

  Minority Interest

     Minority interest at December 31, 2000 and 1999 represents a 38.97% proportionate share of the equity of Hercules Quimica S.A., owned by a Hercules Group affiliate.

                         HERCULES INTERNATIONAL LIMITED

  Computer Software Costs

     Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). The prior accounting was generally consistent with the requirements of SOP 98-1 and, accordingly, adoption of SOP 98-1 had no material effect. Computer software costs are being amortized over a period of 5 to 10 years.

  Net Hercules Group Investment

     The Net Hercules Group Investment account reflects the balance of the Company's historical earnings, intercompany amounts, foreign currency translation and other transactions between the Company and the Hercules Group.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS No. 133, as amended by SFAS 137 and 138, did not have a material effect on its earnings or statement of financial position.

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was effective October 1, 2000. Adoption of SAB 101 did not have a material effect on our profit from operations.

     In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). For the Company, these statements will generally become effective January 1, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

     SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. The assessment of goodwill for impairment is a complex issue in which the Company must determine, among other things, the fair value of each defined reporting unit. It is, therefore, not possible at this time to predict the impact, if any, that the impairment assessment provisions of SFAS 142 will have on the Company's financial statements.

     In addition, in June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is currently in the process of evaluating the impact this standard will have on the Company's financial statements.

                         HERCULES INTERNATIONAL LIMITED

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

3. ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net, consists of:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Trade.......................................................  $138,464     $188,335
Other.......................................................    13,634       20,188
                                                              --------     --------
                                                               152,098      208,523
Less allowance for doubtful accounts........................    (2,752)      (3,244)
                                                              --------     --------
          Total.............................................  $149,346     $205,279
                                                              ========     ========

     Other accounts receivable mainly comprise VAT receivable.

4. INVENTORIES

     The components of inventories are:

                                                                2000          1999
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
Finished products...........................................   $54,573      $ 58,813
Materials, supplies, and work in process....................    25,214        68,205
                                                               -------      --------
          Total.............................................   $79,787      $127,018
                                                               =======      ========

5. INVESTMENTS

     The Company has various equity investments in companies, as described below. Summarized financial information for these equity affiliates at December 31, and for the years then ended is as follows:

                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Current assets..............................................   $269,814      $17,470
Non-current assets..........................................    942,946        3,923
Current liabilities.........................................   $109,486      $13,275
Non-current liabilities.....................................    730,579        1,378

                                                         2000       1999       1998
                                                       --------    -------    -------
Net sales............................................  $143,245    $56,410    $43,712
Gross profit.........................................    17,290     14,489     11,414
Net earnings.........................................   (15,864)     5,865       (273)

     At December 31, 2000, the Company's equity investments, all affiliates of Hercules consisted of a 50% ownership of Abieta Chemie GmbH and BetzDearborn Nippon KK, a 49% ownership of Hercules Mas Indonesia, and a 28.57% ownership of the consolidated group CP Kelco ApS. The Company's carrying value for these investments at December 31, 2000 and 1999 equals its share of the underlying equity in net assets of

                         HERCULES INTERNATIONAL LIMITED
the respective affiliates. Dividends paid to the Company from its equity investees were $579 thousand, $3,093 thousand and $107 thousand during 2000, 1999 and 1998, respectively. Except for CP Kelco ApS, each of these entities operates in lines of business similar to the Company, supplying engineered process and water treatment chemical programs, as well as products that manage the properties of aqueous systems, for industrial, commercial and institutional establishments. As discussed further in Note 13, CP Kelco ApS was the Company's Food Gums business that was divested in 2000.

6. SHORT-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

     Short-term debt of $90,944 thousand and $13,241 thousand at December 31, 2000 and 1999, respectively, consists of bank borrowings primarily representing foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period.

     Short-term debt with affiliates of $32,685 thousand and $27,998 thousand at December 31, 2000 and 1999, respectively, is recorded in Net Hercules Group Investment in the consolidated balance sheet.

     At December 31, 2000 and 1999, the Company had $34,774 thousand and $23,607 thousand, respectively, of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Lines of credit in use at December 31, 2000 and 1999 were $90,944 thousand and $5,331 thousand, respectively.

     Weighted-average interest rates on all short-term borrowings at December 31, 2000 and 1999 were 5.60% and 4.45%, respectively.

7. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

     Long-term debt with third parties and affiliates at December 31, 2000 and 1999 is summarized as follows:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
4.50% third party note......................................   $    93      $   102
11.00% third party note.....................................        --          280
Other.......................................................        45           76
                                                               -------      -------
Less current maturities.....................................        --           --
                                                               -------      -------
Total long-term debt, third party...........................       138          458
                                                               -------      -------
5.51% affiliate note........................................    22,853           --
5.80% affiliate note........................................    20,516       22,345
6.00% affiliate note........................................        --        5,145
                                                               -------      -------
Less current maturities.....................................        --           --
                                                               -------      -------
Total long-term debt, affiliates............................    43,369       27,490
                                                               -------      -------
Total long term debt, third party and affiliates............   $43,507      $27,948
                                                               =======      =======

     Long-term debt with affiliates, which is recorded in Net Hercules Group Investment in the consolidated balance sheet, has no stated maturity. Third party long-term debt matures after 2005. The fair value of the Company's long-term debt was $43,507 at December 31, 2000 and $27,948 at December 31, 1999. The Company believes that the carrying value of long-term debt borrowings approximates fair value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

                         HERCULES INTERNATIONAL LIMITED

8. LONG-TERM INCENTIVE COMPENSATION PLANS

     The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

     Hercules long-term incentive compensation plans place a great emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding for all of the Hercules Group was 491,488 at December 31, 2000, and 926,689 and 1,083,613 at December 31, 1999 and 1998,
respectively.

     At December 31, 2000, under Hercules' incentive compensation plans, 1,847,855 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

     Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

     The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2000, 1999 and 1998, respectively.

     Below is a summary of outstanding stock option grants under the incentive compensation plans during 2000, 1999, and 1998:

                                                        REGULAR               PERFORMANCE-ACCELERATED
                                               --------------------------    --------------------------
                                               NUMBER OF      WEIGHTED-      NUMBER OF      WEIGHTED-
                                                SHARES      AVERAGE PRICE     SHARES      AVERAGE PRICE
                                               ---------    -------------    ---------    -------------
January 1, 1998..............................   313,475        $40.36          55,075        $43.75
  Granted....................................   135,875        $37.70          46,025        $47.24
  Exercised..................................      (960)       $39.50              --            --
  Forfeited..................................        --            --              --            --
                                                -------        ------         -------        ------
December 31, 1998............................   448,390        $39.56         101,100        $45.34
  Granted....................................   219,175        $37.53          68,525        $37.35
  Exercised..................................        --            --              --            --
  Forfeited..................................        --            --            (900)       $45.73
                                                -------        ------         -------        ------
December 31, 1999............................   667,565        $38.89         168,725        $42.09
  Granted....................................   162,875        $17.25              --            --
  Exercised..................................        --            --              --            --
  Forfeited..................................   (19,650)       $36.82          (1,350)       $37.56
                                                -------        ------         -------        ------
December 31, 2000............................   810,790        $34.59         167,375        $42.13

                         HERCULES INTERNATIONAL LIMITED

     The weighted-average fair value of regular stock options granted during 2000, 1999 and 1998 was $8.85, $8.25 and $9.19, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999 and 1998 was $7.99 and $11.02.

     Following is a summary of regular stock options exercisable at December 31, 2000, 1999 and 1998, and their respective weighted-average share prices:

                                                              NUMBER OF    WEIGHTED-
OPTIONS EXERCISABLE                                            SHARES       AVERAGE
-------------------                                           ---------    ---------
December 31, 1998...........................................   129,175      $40.81
December 31, 1999...........................................   306,825      $39.84
December 31, 2000...........................................   561,295      $37.20

     There were no performance-accelerated stock options exercisable at December 31, 2000.

     Following is a summary of stock options outstanding at December 31, 2000:

                                            OUTSTANDING OPTIONS                   EXERCISABLE OPTIONS
                                  ----------------------------------------    ---------------------------
                                      NUMBER        WEIGHTED-    WEIGHTED-        NUMBER        WEIGHTED-
                                  OUTSTANDING AT     AVERAGE      AVERAGE     EXERCISABLE AT     AVERAGE
EXERCISE PRICE RANGE                 12/31/00       REMAINING    EXERCISE        12/31/00       EXERCISE
--------------------              --------------    ---------    ---------    --------------    ---------
REGULAR STOCK OPTIONS
$12 - $20.......................     159,025          9.13        $17.25          50,150         $17.25
$20 - $30.......................      59,025          7.67        $25.56          51,120         $25.56
$30 - $40.......................     516,290          7.21        $38.99         393,965         $39.45
$40 - $50.......................      75,450          7.27        $47.84          65,060         $47.82
$50 - $60.......................       1,000          5.11        $55.38           1,000         $55.38
                                     -------                                     -------
                                     810,790                                     561,295
                                     =======                                     =======
PERFORMANCE-ACCELERATED STOCK OPTIONS
$14 - $40.......................     102,475          7.68        $37.93              --             --
$40 - $50.......................      56,800          6.86        $47.82              --             --
$50 - $61.......................       8,100          5.11        $55.38              --             --
                                     -------                                     -------
                                     167,375                                          --
                                     =======                                     =======

     The Company's employees may also participate in the Hercules Employee Stock Purchase Plan ("ESPP"). The ESPP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 202,139 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 2000 and 1999, were 1,597,861 and 949,464, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

     Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

                         HERCULES INTERNATIONAL LIMITED

     The following weighted-average assumptions would be used in estimating fair value for 2000, 1999 and 1998:

                                                              PERFORMANCE       EMPLOYEE STOCK
ASSUMPTION                                  REGULAR PLAN    ACCELERATED PLAN    PURCHASE PLAN
----------                                  ------------    ----------------    --------------
Dividend yield............................          2%              3.4%              0.0%
Risk-free interest rate...................       5.88%             5.38%             5.41%
Expected life.............................    7.1 yrs.            5 yrs.            3 mos.
Expected volatility.......................      29.20%            27.31%            44.86%

     The Company's net income for 2000, 1999 and 1998 would approximate the pro forma amounts below:

                                                        2000        1999       1998
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
Net income
  As reported.......................................  $184,613    $141,154    $95,470
  Pro forma.........................................  $183,163    $139,801    $94,353

9. ADDITIONAL BALANCE SHEET DETAIL

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Property, plant, and equipment
  Land......................................................  $   7,240    $   8,870
  Buildings and equipment...................................    533,902      773,185
  Construction in progress..................................         --          682
                                                              ---------    ---------
          Total.............................................    541,142      782,737
  Accumulated depreciation and amortization.................   (265,817)    (395,080)
                                                              ---------    ---------
  Net property, plant, and equipment........................  $ 275,325    $ 387,657
                                                              =========    =========
Accrued expenses
  Payroll and employee benefits.............................  $  14,834    $  29,732
  Income taxes payable......................................     72,078       22,374
  Restructuring.............................................     12,743       26,546
  Environmental.............................................      9,300          800
  Other.....................................................      9,207       17,712
                                                              ---------    ---------
                                                              $ 118,162    $  97,164
                                                              =========    =========

                         HERCULES INTERNATIONAL LIMITED

10. GOODWILL AND OTHER INTANGIBLE ASSETS

     At December 31, 2000 and 1999, the goodwill and other intangible assets were:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Goodwill....................................................  $241,425     $312,495
Other intangibles...........................................     7,829        9,564
                                                              --------     --------
Total.......................................................   249,254      322,059
Less accumulated amortization...............................   (24,811)     (21,320)
                                                              --------     --------
     Net goodwill and other intangible assets...............  $224,443     $300,739
                                                              ========     ========

     Goodwill and other intangible assets primarily represent amounts capitalized from the Hercules acquisition of BetzDearborn (Note 1).

11. RESTRUCTURING

     The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs, primarily related to the plans initiated upon the creation of the European Shared Service Center in 1997 and the acquisition of BetzDearborn in 1998. In the fourth quarter of 2000, we committed to a plan relating to the restructuring of several entities. As a result of these plans, we estimate approximately 512 employees will be terminated, of which approximately 461 employee terminations have occurred since inception of the aforementioned plans. These employees come from various parts of the business, including but not limited to manufacturing, support functions and research.

     Pursuant to the plans in place to merge the operations of BetzDearborn with Hercules and to rationalize the support infrastructure and other existing operations, facilities were closed and in total approximately 393 employees were terminated during 1999. Cash payments for the year included $13.2 million for severance benefits and other exit costs. As a result of the completion of plans to exit former BetzDearborn activities, a $9 million increase in employee severance benefits was reflected in the finalization of the purchase price allocation. We lowered the estimates of severance benefits related to the implementation of the European Shared Service Center by $1.3 million due to a suspension of implementations, while increasing the estimates of other plans by $13.9 million due to the identification of additional facilities for closure. These amounts were charged to operating expense.

     In 2000, in total approximately 68 employees were terminated and $13.6 million cash was paid in severance benefits and other exit costs. The estimate for the remaining plans was decreased by $3.3 million against goodwill due to lower than planned severance benefits as the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits. The estimate for the plans related to the shared services center were decreased by $1.7 million against operating expense.

                         HERCULES INTERNATIONAL LIMITED

     Severance benefits payments are based on years of service and generally continue for 3 months to 24 months subsequent to termination. We expect to substantially complete remaining actions under the plans in 2001. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of year................................  $ 26,546     $ 27,190
Cash payments...............................................   (13,556)     (13,195)
Additional termination benefits and exit costs..............     4,731       13,840
Reversals against goodwill..................................    (3,320)          --
Reversals against earnings..................................    (1,658)      (1,289)
                                                              --------     --------
Balance at end of year......................................  $ 12,743     $ 26,546
                                                              ========     ========

12. PENSION

     The Company has a number of pension plans in Europe, covering substantially all employees. The following chart lists benefit obligations, plan assets, and funded status of the plans.

                                                                2000        1999
                                                              --------    --------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at January 1...........................  $149,158    $176,845
  Service cost..............................................     3,846       6,270
  Interest cost.............................................     7,696       8,593
  Reclassification of assets for plan settlement............      (416)         --
  Settlements and transfers.................................   (10,612)         --
  Translation difference....................................   (12,350)    (23,041)
  Actuarial loss (gain).....................................       598     (16,269)
  Benefits paid from plan assets............................    (2,585)     (2,445)
  Benefits paid by company..................................      (523)       (795)
                                                              --------    --------
Benefit obligation at December 31...........................  $134,812    $149,158
                                                              ========    ========
CHANGE IN PLAN ASSETS
  Fair value of plan assets at January 1....................   135,204     132,972
  Actual return on plan assets..............................     6,200      22,801
  Settlements and transfers.................................    (1,109)         --
  Company contributions (refund)............................      (348)        607
  Translation difference....................................   (11,185)    (18,731)
  Benefits paid from plan assets............................    (2,532)     (2,445)
                                                              --------    --------
  Fair value of plan assets at December 31..................  $126,230    $135,204
                                                              ========    ========
Funded status of the plans..................................    (8,582)    (13,954)
Unrecognized actuarial gain.................................   (17,466)    (22,299)
Unrecognized prior service cost.............................     4,640       5,483
Unrecognized net transition obligation......................     1,342       5,749
                                                              --------    --------
Accrued benefit cost........................................  $(20,066)   $(25,021)
                                                              ========    ========

                         HERCULES INTERNATIONAL LIMITED

                                                                2000        1999
                                                              --------    --------
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
  CONSIST OF:
  Accrued benefit liability.................................   (20,066)    (25,021)
                                                              --------    --------
                                                              $(20,066)   $(25,021)
                                                              ========    ========
ASSUMPTIONS AS OF DECEMBER 31
  Weighted-average discount rate............................      5.75%       6.00%
  Expected return on plan assets............................      6.50%       6.50%
  Rate of compensation increase.............................      3.50%       3.75%

                                                              PENSION BENEFITS
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
COMPONENTS OF NET PERIOD PENSION COST
Service cost..........................................  $ 3,846    $ 6,270    $ 4,523
Interest cost.........................................    7,696      8,593      8,527
Return on plan assets (expected)......................   (7,793)    (9,253)    (9,075)
Amortization and deferrals............................     (238)       458        415
(Gain) loss on settlements............................   (8,675)        --         --
Amortization of prior service cost....................       10         12         12
Amortization of transition asset......................    2,437        708        731
                                                        -------    -------    -------
Benefit cost (credit).................................  $(2,717)   $ 6,788    $ 5,133
                                                        =======    =======    =======

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefits obligations in excess of plan assets were $27,060 thousand, $22,753 thousand and $2,058 thousand, respectively, as of December 31, 2000 and $36,766 thousand, $28,900 thousand and $1,334 thousand, respectively, as of December 31, 1999.

13. OTHER OPERATING INCOME AND EXPENSES, NET

     Other operating income and expenses, net, in 2000 include a gain of $167,566 thousand from the sale of the Food Gums division. On September 28, 2000, the Company sold its Food Gums division to CP Kelco, a joint venture with Lehman Brothers Merchant Banking Partners II, L.P., which contributed approximately $300 million in equity. The Company received a note of approximately $248 million from Hercules, which collected the original cash proceeds, recorded tax expenses of approximately $61 million and retained a 28.57% equity position in CP Kelco. CP Kelco simultaneously acquired Kelco biogums business of Pharmacia Corporation (formerly Monsanto Corporation). Other operating expenses, net, also include Hercules Group affiliate royalty costs, net restructuring costs, environmental costs, net losses on asset dispositions, and foreign currency losses totaling $22,471 thousand, $3,073 thousand, $8,500 thousand, $1,617 thousand and $156 thousand, respectively.

     Other operating expenses, net, in 1999 include Hercules Group affiliate royalty costs of $27,318 thousand, a gain on sale of investments of $13,302 thousand, net restructuring costs of $12,551, environmental costs of $800 thousand, net losses on asset disposition of $184 thousand and foreign currency losses amounting to $149 thousand.

     Other operating expenses, net, in 1998 include Hercules Group affiliate royalty costs of $21,029 thousand, net restructuring costs of $16,072, net gains on asset dispositions of $506 thousand and foreign currency losses amounting to $1,295 thousand.

                         HERCULES INTERNATIONAL LIMITED

14. INTEREST AND DEBT EXPENSE

     No interest and debt costs were capitalized during 1998, 1999 and 2000. The costs incurred are presented separately in the consolidated statement of income.

15. OTHER INCOME (EXPENSE), NET

     Other income (expense), net, consists of the following:

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Interest income, net..................................  $12,380    $ 5,180    $ 1,876
Rent..................................................       26         (6)        11
Miscellaneous income (expense), net...................      308     (4,524)    (3,618)
                                                        -------    -------    -------
                                                        $12,714    $   650    $(1,731)
                                                        =======    =======    =======

16. INCOME TAXES

     A summary of the components of the tax provision follows:

                                                         2000       1999       1998
                                                       --------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Current..............................................  $106,398    $51,632    $63,004
Deferred.............................................    13,396     11,789       (875)
                                                       --------    -------    -------
Provision for income taxes...........................  $119,794    $63,421    $62,129
                                                       ========    =======    =======

     Deferred tax liabilities (assets) at December 31 consist of:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Depreciation................................................  $(41,661)    $(52,772)
Amortization................................................    (8,819)     (10,823)
Stock valuation.............................................    (2,207)      (2,498)
Insurance provision (ppd)...................................    (4,989)      (6,037)
Replacement reserve.........................................    (3,282)      (3,776)
Intangible asset............................................    (1,385)          --
Other.......................................................    (2,314)      (3,371)
                                                              --------     --------
Gross deferred tax liabilities..............................   (64,657)     (79,277)
                                                              --------     --------
Loss carryforwards..........................................     2,959        2,730
Inventory reserves..........................................     2,551        4,124
Other.......................................................     2,677        3,356
                                                              --------     --------
Gross deferred tax assets...................................     8,187       10,210
                                                              --------     --------
Valuation allowance.........................................      (702)        (829)
                                                              --------     --------
Net deferred tax assets.....................................  $(57,172)    $(69,896)
                                                              ========     ========

                         HERCULES INTERNATIONAL LIMITED

     A reconciliation of the statutory income tax rate to the effective rate follows:

                                                              2000     1999     1998
                                                              -----    -----    -----
Statutory income tax rate...................................   35.0%    35.0%    35.0%
Non-deductible expenses.....................................    0.5%     1.6%     1.3%
Non-taxable income..........................................   (3.9)%   (1.4)%   (3.2)%
Gain on sale of investment..................................  (19.3)%   (2.9)%    0.0%
Tax rate differences on subsidiary earnings.................    0.4%     1.1%     3.6%
Foreign dividends, net of credits...........................   23.2%     0.3%     0.3%
Other.......................................................    3.5%    (2.7)%    2.4%
                                                              -----    -----    -----
Effective tax rate..........................................   39.4%    31.0%    39.4%
                                                              =====    =====    =====

     The net operating losses have a carryforward period ranging from 5 years to indefinite, but may be limited in their use in any given year.

17. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $8,713 thousand, $9,075 thousand and $5,654 thousand in 2000, 1999 and 1998, respectively.

     At December 31, 2000, minimum rental payments under noncancelable leases aggregated $24,236 thousand. The net minimum payments over the next five years and thereafter are $7,694 thousand in 2001, $5,197 thousand in 2002, $3,024 thousand in 2003, $1,161 thousand in 2004, $1,630 thousand in 2005 and $5,530 thousand beyond 2005, respectively.

  Litigation

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2000 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

  Environmental

     The Company has potential liability in connection with obligations to authorities of various EU countries in which it has manufacturing facilities, and to private parties pursuant to contract, for the cost of environmental investigation and/or cleanup at several sites. The estimated range of the reasonably possible share of costs for the investigation and cleanup is between $5,000 thousand and $12,000 thousand. The actual costs will depend upon numerous factors, including the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities and private parties; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range to 30 years.

     The Company becomes aware of its obligations relating to sites in which it may have liability for the costs of environmental investigations and/or remedial activities through correspondence from government authorities, or through correspondence from companies with which the Company has contractual obligations, who either request information or notify us of our potential liability. We have established procedures for identifying environmental issues at our plant sites. In addition to environmental audit programs, we have environmental

                         HERCULES INTERNATIONAL LIMITED
coordinators who are familiar with environmental laws and regulations and act as a resource for identifying environmental issues.

     In December 2000, PFW Aroma Chemicals B.V., a company that in 1996 purchased from the Company a Fragrances Plant in Barneveld, NL, submitted a claim of 7,295 thousand EURO. The claim seeks payment of costs alleged to be owed under the 1996 Agreement between the parties. The claim generally alleges that the Company is obligated to pay for the costs of cleaning up contamination at the Barneveld plant and to pay various costs relating to compliance with permit obligations. The Company has questioned its obligation to pay the amounts sought, and is currently in negotiations with PFW regarding this claim.

     On May 1, 2001, the Company sold a hydrocarbon resins manufacturing facility located in Middelburg, the Netherlands as part of the sale by Hercules of its Resins Division to Eastman Chemical Resins, Inc. Under the Purchase and Sale Agreement between the parties, Hercules retained certain specific liabilities relating to environmental conditions at the Middelburg hydrocarbon resins plant, including pre-existing contamination.

     At December 31, 2000, the total accrued liability of $9,300 thousand for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of remediation that will be required and the negotiations regarding apportionment of costs among other private parties. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of the Company.

18. RELATED PARTY TRANSACTIONS

     The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of a Hercules Group/subsidiary relationship and therefore may not necessarily reflect the result of arm's-length negotiations between independent parties. All transactions described below are eliminated on consolidation of Hercules.

     Intercompany borrowing and interest: The Company has intercompany loans with Hercules affiliated entities. The loans with affiliates are presented in net Hercules Group Investment in the consolidated balance sheet. Interest paid to affiliated entities was $6,992 thousand, $1,968 thousand and $1,319 thousand in 2000, 1999 and 1998, respectively.

     Corporate, regional and other allocations: As discussed in Note 1, the consolidated financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's consolidated financial statements were based either on a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, cost of sales; or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in the consolidated statement of income. Such allocations and corporate charges totaled approximately $25,303 thousand, $33,712 thousand and $17,802 thousand in 2000, 1999 and 1998, respectively.

     Sales to affiliates: The Company sells raw material and finished goods inventory in the normal course of business to affiliated companies. The Company's revenues from sales to affiliated companies are presented separately in the consolidated statement of income.

                         HERCULES INTERNATIONAL LIMITED

     Purchases from affiliates: The Company purchases in the normal course of business raw material and finished goods inventory from affiliated companies. The Company's purchases of inventory from affiliated companies is reflected in costs of sales in the consolidated statement of income and totaled $107,593 thousand, $115,269 thousand and $113,938 thousand in 2000, 1999 and 1998, respectively.

     Royalties: The Company entered into a license agreement in respect of the use of manufacturing formulations and specifications developed and owned by an affiliated entity. Total royalties accrued in respect of this agreement are included in the other operating (income) expenses line item in the consolidated statement of income and totaled $22,471 thousand, $27,318 thousand and $21,029 thousand in 2000, 1999 and 1998, respectively.

19. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

     The Company enters into forward-exchange contracts to hedge currency exposure.

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

  Foreign Exchange Risk Management

     The Company has selectively used foreign currency forward contracts to offset the effects of exchange rate changes on reported earnings, cash flow, and net asset positions. The primary exposures are denominated in the U.S. Dollar, the Japanese Yen and the British Pound Sterling. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than three months. At December 31, 2000 and 1999, the Company had outstanding forward-exchange contracts to purchase foreign currencies aggregating $62,393 thousand and $165,299 thousand, respectively, and to sell foreign currencies aggregating $62,833 thousand and $164,819 thousand, respectively. The foreign exchange contracts outstanding at December 31, 2000 will mature during 2001.

  Fair Values

     The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and 1999:

                                                          2000                 1999
                                                    -----------------    -----------------
                                                    CARRYING    FAIR     CARRYING    FAIR
                                                     AMOUNT     VALUE     AMOUNT     VALUE
                                                    --------    -----    --------    -----
                                                            (DOLLARS IN THOUSANDS)
Foreign exchange contracts........................    $205      $ 205      $480      $ 480

The carrying amount represents the net unrealized gain or net interest payable associated with the contracts at the end of the period. Fair values of derivative contracts are indicative of cash that would have been required had settlement been December 31, 2000. Foreign exchange contracts are valued based on year-end exchange rates.

                         HERCULES INTERNATIONAL LIMITED

20. NET HERCULES GROUP INVESTMENT

     Changes in Net Hercules Group Investment were as follows:

Balance, January 1, 1998....................................  $ 283,509
  Net income................................................     95,470
  Other comprehensive income................................     17,018
  Intercompany transactions, net............................    317,977
                                                              ---------
Balance, December 31, 1998..................................    713,974
  Net income................................................    141,154
  Other comprehensive loss..................................    (51,868)
  Intercompany transactions, net............................    (97,204)
                                                              ---------
Balance, December 31, 1999..................................    706,056
  Net income................................................    184,613
  Other comprehensive loss..................................   (100,135)
  Intercompany transactions, net............................   (406,338)
                                                              ---------
Balance, December 31, 2000..................................  $ 384,196
                                                              =========

     The Company includes accumulated other comprehensive income (loss) in net Hercules Group investment. At December 31, 2000 and 1999, accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments.

21. SUBSEQUENT EVENT

     On May 1, 2001, Hercules completed the sale of its hydrocarbon resins divisions and select portions of its rosin resins divisions to Eastman Chemical Company. In addition, on May 31, 2001, Hercules completed the sale of its peroxy chemicals business to GEO Specialty Chemicals, Inc.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
  Wilmington, Delaware

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of the Hercules International Limited, LLC, a subsidiary of Hercules International Limited, and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 18 to the financial statements, the Company has ceased to act as a reseller of two of its three business lines and is reviewing the current activities of the Company.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

October 22, 2001

                      HERCULES INTERNATIONAL LIMITED, LLC

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Sales to third parties.....................................  $211,041    $210,697    $179,803
Sales to Hercules Group....................................   150,914     163,277     187,281
                                                             --------    --------    --------
                                                              361,955     373,974     367,084
Cost of sales..............................................   335,455     348,403     344,685
Selling, general, and administrative expenses..............    17,626      18,157      17,659
Goodwill and intangible asset amortization.................        12          14           9
Other operating expenses (income), net (Note 11)...........        62        (207)        171
                                                             --------    --------    --------
  Profit from operations...................................     8,800       7,607       4,560
Interest and debt expense (Note 12)........................    (1,735)       (797)       (517)
Other income, net (Note 13)................................       798         495       2,147
                                                             --------    --------    --------
Income before income taxes.................................     7,863       7,305       6,190
Provision for income taxes (Note 15).......................     2,778       2,725       2,168
                                                             --------    --------    --------
  Net income...............................................     5,085       4,580       4,022
Translation adjustments....................................      (428)     (1,651)        572
                                                             --------    --------    --------
  Comprehensive income.....................................  $  4,657    $  2,929    $  4,594
                                                             ========    ========    ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      HERCULES INTERNATIONAL LIMITED, LLC

                                 BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets
  Accounts receivable, net (Note 3).........................   $31,058      $40,514
  Inventories (Note 4)......................................    23,679       23,901
  Deferred income taxes (Note 15)...........................       437          384
                                                               -------      -------
     Total current assets...................................    55,174       64,799
                                                               -------      -------
Deferred charges and other assets...........................       269          796
Goodwill and other intangible assets, net (Note 8)..........       293          333
                                                               -------      -------
          Total assets......................................   $55,736      $65,928
                                                               =======      =======
LIABILITIES AND NET MEMBER'S/HERCULES GROUP INVESTMENT
Current liabilities
  Accounts payable..........................................   $ 7,355      $ 5,630
  Accrued expenses (Note 7).................................     5,202        8,095
                                                               -------      -------
     Total current liabilities..............................    12,557       13,725
Commitments and contingencies (Note 17).....................        --           --
Net Member's/Hercules Group Investment (Note 10)
  Accumulated other comprehensive losses....................    (3,580)      (3,152)
  Intercompany transactions.................................    46,759       55,355
                                                               -------      -------
          Net Member's/Hercules Group Investment............    43,179       52,203
                                                               -------      -------
          Total liabilities and Net Member's/Hercules Group
           Investment.......................................   $55,736      $65,928
                                                               =======      =======

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      HERCULES INTERNATIONAL LIMITED, LLC

                            STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999        1998
                                                              --------    -------    --------
                                                                  (DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income..................................................  $  5,085    $ 4,580    $  4,022
Adjustments to reconcile net income to net cash provided by
  (used in) operations:
  Amortization of goodwill and other intangible assets......        12         14           9
  Deferred income taxes.....................................       (53)       (64)        227
  Corporate and other cost allocations from Hercules
     Group..................................................     1,859      2,730       1,809
  Corporate and other cost allocations to Hercules Group....    (3,282)    (3,664)         --
  Accruals and deferrals of cash receipts and payments:
     Accounts receivable....................................     6,613      2,384     (49,919)
     Inventories............................................    (1,869)    (4,750)     (6,740)
     Deferred charges and other assets......................       498       (304)        322
     Net transfers from (to) Hercules Group.................     6,558     (6,717)     48,715
     Accounts payable and accrued expenses..................       (48)     6,365       2,872
                                                              --------    -------    --------
     Net cash (used in) provided by operations..............    15,373        574       1,317
                                                              --------    -------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired.................        --         --        (407)
                                                              --------    -------    --------
     Net cash used in investing activities..................        --         --        (407)
                                                              --------    -------    --------
CASH FLOW FROM FINANCING ACTIVITIES:
Net transfers from (to) Hercules Group......................   (15,373)      (573)       (908)
                                                              --------    -------    --------
     Net cash provided by (used in) financing activities....   (15,373)      (573)       (908)
                                                              --------    -------    --------
Effect of exchange rate changes on cash.....................        --         (1)         (2)
                                                              --------    -------    --------
Net increase (decrease) in cash and cash equivalents........        --         --          --
Cash and cash equivalents at beginning of year..............        --         --          --
                                                              --------    -------    --------
Cash and cash equivalents at end of year....................  $     --    $    --    $     --
                                                              ========    =======    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................  $    667    $    --    $     --
  Income taxes..............................................     6,036      1,035       1,035
Non cash financing activities:
  Corporate and other cost allocations from Hercules
     Group..................................................  $  1,859    $ 2,730    $  1,809
  Corporate and other cost allocations to Hercules Group....    (3,282)    (3,664)         --
  Operating payable to Hercules Group settled with issuance
     of short-term debt to Hercules Group...................    24,334         --          --

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      HERCULES INTERNATIONAL LIMITED, LLC

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Hercules International Limited, LLC (the "Company") is a single member limited liability corporation wholly owned by Hercules International Limited. The Company's ultimate parent is Hercules Incorporated ("Hercules"). Hercules and its wholly owned subsidiaries comprise the "Hercules Group". The Company is engaged in selling process and water treatment chemical programs for the pulp and paper industry, products that manage the properties of aqueous systems, and resins and has a branch in the Netherlands. These programs and products are produced by entities located in the Netherlands and Belgium that are affiliated by way of common ownership. As from the year 1999, the Company also provides financial and IT-related services to other affiliated European entities.

     Historically, separate company financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information of the Company, a collateral party to the Hercules debt, based on the Hercules' understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These financial statements were derived from historical accounting records.

     The Company participates in Hercules' centralized cash management system. Accordingly, cash received from Company operations may be transferred to Hercules on a periodic basis, and Hercules funds all operational and capital requirements upon request.

     The financial statements of the Company reflect certain allocated support costs incurred by other entities within the Hercules Group. Certain costs incurred by the Company are allocated to other entities in the Hercules group. Costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations, property, plant and equipment facilities and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation method is reasonable. (See Note 16)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                      HERCULES INTERNATIONAL LIMITED, LLC

  Cash and Cash Equivalents

     The Company has an agreement with Hercules Europe NV, an entity affiliated by way of common ownership, which acts as the Treasury Coordination Center (TCC) for the Hercules entities, whereby the TCC provides immediate cash availability to the Company relating to all third party receivables. In exchange, the Company pays to the TCC a finance charge and receives or pays interest payments for net balances held by the TCC. As a consequence the Company does not have a bank account and does not reflect cash or cash equivalents.

  Inventories

     Inventories are stated at the lower of cost or market. Inventories are valued at standard cost which approximates the average cost method.

  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, 30 years for goodwill and 5 years for other intangible assets.

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

  Income Taxes

     U.S. Federal income taxes on earnings of the Company are payable directly by Hercules. Where a foreign corporate branch exists, the Company provides for income taxes currently payable as well as for those deferred because of temporary differences between the financial and tax basis of assets and liabilities.

     Income tax expense in the accompanying financial statements has been computed assuming the Company filed separate income tax returns. The provisions for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

  Foreign Currency Translation and Transactions

     The accompanying financial statements are reported in U.S. dollars. The Dutch Guilder is the functional currency for Hercules International Limited, LLC. The translation of the functional currency into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheet date, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to

                      HERCULES INTERNATIONAL LIMITED, LLC
reporting currency are accumulated and reported as other comprehensive income, a separate component of the Net Member's/Hercules Group Investment.

     Transactions in foreign currency are recorded at the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency at the exchange rates in effect at the balance sheet date. Revenues, costs and expenses are recorded using average exchange rates prevailing during the reporting periods. Gains or losses resulting from foreign currency transactions are included in the statement of income.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables and receivables from affiliated companies, which are included in the Net Member's/Hercules Group Investment balance. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different industries and locations.

  Derivative Instruments and Hedging

     Derivative financial instruments have been used to hedge risk caused by fluctuating exchange rates. The Company enters into forward-exchange contracts and currency swaps to hedge foreign currency exposure. Decisions regarding hedging are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, and economic trends. The Company uses the fair-value method of accounting, recording to other income (expense) net any realized and unrealized gains and losses on these contracts monthly.

     Gains and losses on contracts to hedge specific foreign currency commitments are deferred and accounted for as part of the transaction. It is the Company's policy to match the term of financial instruments with the term of the underlying designated item. If the designated item is an anticipated transaction no longer likely to occur, gains or losses from the instrument designated as a hedge are recognized in current period earnings. The Company does not hold or issue financial instruments for trading purposes. In the statement of cash flow, the Company reports the cash flows resulting from its hedging activities in the same category as the related item that is being hedged.

  Stock-based Compensation

     Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 (APB 25)). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied.

  Net Member's/Hercules Group Investment

     The Net Member's/Hercules Group Investment account reflects the balance of the Company's historical earnings, intercompany amounts, foreign currency translation and other transactions between the Company and the Member/Hercules Group.

                      HERCULES INTERNATIONAL LIMITED, LLC

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS No. 133, as amended by SFAS 137 and 138, did not have a material effect on its earnings or statement of financial position.

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was effective October 1, 2000. Adoption of SAB 101 did not have a material effect on profit from operations.

     In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). For the Company, these statements will generally become effective January 1, 2002, although business combinations initiated after June 30, 2001 are subject to the provisions of these statements as of the date of acquisition.

     SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. The assessment of goodwill for impairment is a complex issue in which the Company must determine, among other things, the fair value of each defined reporting unit. It is, therefore, not possible at this time to predict the impact, if any, that the impairment assessment provisions of SFAS 142 will have on the Company's financial statements.

     In addition, in June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company from January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

                      HERCULES INTERNATIONAL LIMITED, LLC

3. ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net, consists of the following accounts receivable from third parties:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Trade.......................................................   $30,120      $39,318
  Other.....................................................     1,414        1,657
                                                               -------      -------
                                                                31,534       40,975
Less allowance for doubtful accounts........................      (476)        (461)
                                                               -------      -------
          Total.............................................   $31,058      $40,514
                                                               =======      =======

4. INVENTORIES

     The components of inventories are:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Finished products...........................................   $23,679      $23,713
Materials, supplies, and work in process....................        --          188
                                                               -------      -------
          Total.............................................   $23,679      $23,901
                                                               =======      =======

5. SHORT-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

     The Company has a revolving credit agreement with Hercules Europe NV, an entity affiliated by way of common ownership, which acts as the Treasury Coordination Center for Hercules entities. The amount outstanding at December 31, 2000 totaled $22,587 thousand, bearing an interest rate of 5.13 percent, which is included in the Net Member's/Hercules Group Investment balance. At December 31, 1999, there was no outstanding balance. These approximate market value because of their short maturity period.

6. LONG-TERM INCENTIVE COMPENSATION PLANS

     The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

     The Hercules long-term incentive compensation plans place a great emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 491,488 at December 31, 2000, and 926,689 and 1,083,613 at December 31, 1999 and 1998, respectively.

     At December 31, 2000, under Hercules' incentive compensation plans, 1,847,855 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

                      HERCULES INTERNATIONAL LIMITED, LLC

     Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

     The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2000, 1999 and 1998, respectively.

     Below is a summary of outstanding stock option grants under the incentive compensation plans during 2000, 1999 and 1998:

                                            REGULAR                  PERFORMANCE-ACCELERATED
                                 -----------------------------    -----------------------------
                                 NUMBER OF    WEIGHTED-AVERAGE    NUMBER OF    WEIGHTED-AVERAGE
                                  SHARES           PRICE           SHARES           PRICE
                                 ---------    ----------------    ---------    ----------------
January 1, 1998................   11,000           $41.65           6,500           $42.54
  Granted......................   20,100           $36.69           5,550           $47.81
  Exercised....................     (960)          $39.50              --               --
  Forfeited....................       --               --              --               --
December 31, 1998..............   30,140           $38.41          12,050           $44.97
  Granted......................    3,375           $32.75           7,750           $36.26
  Exercised....................       --               --              --               --
  Forfeited....................       --               --              --               --
December 31, 1999..............   33,515           $37.84          19,800           $41.56
  Granted......................   21,875           $17.25              --               --
  Exercised....................       --               --              --               --
  Forfeited....................       --               --              --               --
December 31, 2000..............   55,390           $29.71          19,800           $41.56

     The weighted-average fair value of regular stock options granted during 2000, 1999 and 1998 was $8.85, $7.50 and $9.19, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999 and 1998 was $7.99 and $11.08, respectively.

     Following is a summary of regular stock options exercisable at December 31, 2000, 1999 and 1998, and their respective weighted-average share prices:

                                                            NUMBER OF    WEIGHTED-AVERAGE
OPTIONS EXERCISABLE                                          SHARES       EXERCISE PRICE
-------------------                                         ---------    ----------------
December 31, 1998.........................................    4,440           $44.11
December 31, 1999.........................................   16,280           $39.56
December 31, 2000.........................................   27,470           $38.38

     There were no performance-accelerated stock options exercisable at December 31, 2000, 1999 and 1998.

                      HERCULES INTERNATIONAL LIMITED, LLC

     Following is a summary of stock options outstanding at December 31, 2000:

                                           OUTSTANDING OPTIONS                           EXERCISABLE OPTIONS
                           ----------------------------------------------------   ---------------------------------
                               NUMBER       WEIGHTED-AVERAGE                          NUMBER
                           OUTSTANDING AT      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE AT   WEIGHTED-AVERAGE
EXERCISE PRICE RANGE          12/31/00      CONTRACTUAL LIFE    EXERCISE PRICE       12/31/00       EXERCISE PRICE
--------------------       --------------   ----------------   ----------------   --------------   ----------------
REGULAR STOCK OPTIONS
$12 - $20................      21,875             9.13              $17.25                --                --
$20 - $30................      10,050             7.67              $25.56             8,040            $25.56
$30 - $40................      11,415             7.03              $37.50             9,390            $38.53
$40 - $50................      11,050             7.07              $47.76             9,040            $47.75
$50 - $60................       1,000             5.11              $55.38             1,000            $55.38
                               ------                                                 ------
                               55,390                                                 27,470
                               ======                                                 ======

PERFORMANCE-ACCELERATED STOCK OPTIONS
$14 - $40................      12,750             7.61              $37.53                --                --
$40 - $50................       6,050             7.09              $47.77                --                --
$50 - $61................       1,000             5.11              $55.38                --                --
                               ------                                                 ------
                               19,800                                                     --
                               ======                                                 ======

     Hercules currently expects that 100% of performance-accelerated stock options will eventually vest.

     Employees of the Company may also participate in the Hercules Employee Stock Purchase Plan ("ESPP"). The ESPP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 202,139 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 2000 and 1999, were 1,597,861 and 949,464, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

     Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

     The following weighted-average assumptions would be used in estimating fair value for 2000, 1999 and 1998:

                                                              PERFORMANCE       EMPLOYEE STOCK
ASSUMPTION                                  REGULAR PLAN    ACCELERATED PLAN    PURCHASE PLAN
----------                                  ------------    ----------------    --------------
Dividend yield............................     2%              3.4%                0.0%
Risk-free interest rate...................    5.88%            5.38%              5.41%
Expected life.............................  7.1 yrs.          5 yrs.              3 mos.
Expected volatility.......................   29.20%           27.31%              44.86%

                      HERCULES INTERNATIONAL LIMITED, LLC

     The Company's net income for 2000, 1999 and 1998 would approximate the pro forma amounts below:

                                                            2000      1999      1998
                                                           ------    ------    ------
                                                             (DOLLARS IN THOUSANDS)
Net income
  As reported............................................  $5,085    $4,580    $4,022
  Pro forma..............................................  $4,964    $4,485    $3,949

7. ACCRUED EXPENSES

                                                                2000          1999
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Income taxes payable........................................   $  626        $3,894
Payroll and employee benefits...............................      650           371
Incentive and bonuses.......................................      167           283
Commissions to agents.......................................    2,982         1,682
Rebate settlement...........................................      592         1,608
Other.......................................................      185           257
                                                               ------        ------
                                                               $5,202        $8,095
                                                               ======        ======

8. GOODWILL AND OTHER INTANGIBLE ASSETS

     At December 31, 2000 and 1999, the goodwill and other intangible assets were:

                                                               2000           1999
                                                              -------        -------
                                                              (DOLLARS IN THOUSANDS)
Goodwill....................................................   $316           $344
Other intangibles...........................................      9              9
                                                               ----           ----
Total.......................................................    325            353
Less accumulated amortization...............................    (32)           (20)
                                                               ----           ----
          Net goodwill and other intangible assets..........   $293           $333
                                                               ====           ====

     Goodwill relates to the purchase of certain assets of Houghton. Houghton is a paper chemical factory, which was purchased on June 1, 1998. The goodwill represents the amount paid in excess of the fair value and is amortized over 30 years. Other intangibles relate to non-compete agreements.

9. PENSION BENEFITS

     The Company participates in a multiemployer pension fund, which is administered by an affiliated company. Contribution amounts are based upon costs allocated to the Company by the Plan administrator. Pension costs relating to the multiemployer plan were $325 thousand, $346 thousand and $131 thousand in 2000, 1999 and 1998, respectively.

                      HERCULES INTERNATIONAL LIMITED, LLC

10. NET MEMBER'S/HERCULES GROUP INVESTMENT

     Changes in the Net Member's/Hercules Group Investment were as follows:

Balances at January 1, 1998.................................  $ 10,258
Net income..................................................     4,022
Other comprehensive income..................................       572
Intercompany transactions, net..............................    49,707
                                                              --------
Balances at December 31, 1998...............................    64,559
Net income..................................................     4,580
Other comprehensive income..................................    (1,651)
Intercompany transactions, net..............................   (15,285)
                                                              --------
Balances at December 31, 1999...............................    52,203
Net income..................................................     5,085
Other comprehensive income..................................      (428)
Intercompany transactions, net..............................   (13,681)
                                                              --------
Balances at December 31, 2000...............................  $ 43,179

     The Company includes accumulated other comprehensive income in Net Member's/Hercules Group Investment. At December 31, 2000, 1999 and 1998, accumulated other comprehensive income consisted of foreign currency translation adjustments.

11. OTHER OPERATING EXPENSES, NET

     Net other operating expenses (income) consists solely of foreign exchange gains and losses.

12. INTEREST AND DEBT EXPENSE

     Interest and debt costs are summarized as follows:

                                                               2000     1999    1998
                                                              ------    ----    ----
                                                              (DOLLARS IN THOUSANDS)
Interest costs..............................................  $   52    $ --    $ --
Related party financing costs...............................   1,683     797     517
                                                              ------    ----    ----
                                                              $1,735    $797    $517
                                                              ======    ====    ====

     There are no capitalized costs included in the above interest and debt costs.

13. OTHER INCOME, NET

     Other income, net, consists of the following:

                                                              2000    1999     1998
                                                              ----    ----    ------
                                                              (DOLLARS IN THOUSANDS)
Third party interest income, net............................  $  7    $ --    $    4
Related party interest income, net..........................   792     487     2,159
Other.......................................................    (1)      8       (16)
                                                              ----    ----    ------
                                                              $798    $495    $2,147
                                                              ====    ====    ======

                      HERCULES INTERNATIONAL LIMITED, LLC

14. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

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

  Foreign Exchange Risk Management

     The company has selectively used foreign currency forward contracts and currency swaps to offset the effects of exchange rate changes on reported earnings, cash flow, and net asset positions. The primary exposures are denominated in the U.S. Dollar, the Japanese Yen and the British Pound Sterling. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than three months. At December 31, 2000, 1999 and 1998, the company had outstanding forward-exchange contracts to purchase foreign currencies aggregating $15,879 thousand, $11,140 thousand and $24,595 thousand, respectively, and to sell foreign currencies aggregating $15,889 thousand, $10,990 thousand and $22,816 thousand, respectively. The foreign exchange contracts outstanding at December 31, 2000 will mature during 2001.

  Fair Values

     The following table presents the carrying amounts and fair values of the company's derivative financial instruments at December 31, 2000, 1999 and 1998:

                                                2000                 1999                 1998
                                          -----------------    -----------------    -----------------
                                          CARRYING    FAIR     CARRYING    FAIR     CARRYING    FAIR
                                           AMOUNT     VALUE     AMOUNT     VALUE     AMOUNT     VALUE
                                          --------    -----    --------    -----    --------    -----
                                                            (DOLLARS IN THOUSANDS)
Foreign exchange contracts..............    $635      $635       $(77)     $(77)      $45        $45

     The carrying amount represents the net unrealized gain associated with the contracts at the end of the year. Fair values of derivative contracts are indicative of cash that would have been required had settlement been made at December 31, 2000, 1999 and 1998. Foreign exchange contracts are valued based on year-end exchange rates.

15. INCOME TAXES

     The foreign components of income before taxes are presented below:

                                                            2000      1999      1998
                                                           ------    ------    ------
                                                             (DOLLARS IN THOUSANDS)
Foreign..................................................  $7,863    $7,305    $6,190
                                                           ------    ------    ------
                                                           $7,863    $7,305    $6,190
                                                           ======    ======    ======

                      HERCULES INTERNATIONAL LIMITED, LLC

     A summary of the components of the tax provision follows:

                                                            2000      1999      1998
                                                           ------    ------    ------
                                                             (DOLLARS IN THOUSANDS)
Current
  Domestic...............................................  $   --    $  164    $   --
  Foreign................................................   2,831     2,625     1,941
Deferred
  Foreign................................................     (53)      (64)      227
                                                           ------    ------    ------
Provision for income taxes...............................  $2,778    $2,725    $2,168
                                                           ======    ======    ======

     Deferred tax assets at December 31 consist of:

                                                                2000           1999
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Allowance for doubtful accounts reserve.....................    $437           $384
                                                                ----           ----
Gross deferred tax assets...................................    $437           $384
                                                                ====           ====

     A rate reconciliation of the statutory income tax rate to the effective tax rate follows:

                                                              2000   1999   1998
                                                              ----   ----   ----
Statutory tax rate..........................................   35%    35%    35%
Foreign dividends, net of credits...........................   --      2%    --
                                                               --     --     --
Effective tax rate..........................................   35%    37%    35%
                                                               ==     ==     ==

16. RELATED PARTY TRANSACTIONS

     The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of a Hercules Group/subsidiary relationship and therefore may not necessarily reflect the result of arm-length negotiations between independent parties. The Company records sales with affiliates based on a cost-plus formula developed and agreed-upon by both parties.

     Intercompany borrowing and interest: As discussed in Note 5, the Company has a revolving credit agreement with Hercules Europe NV, which acts as the Treasury Coordination Center for Hercules entities. The balance under this agreement is $22,587 thousand and is included in the Net Member/Hercules Group investment balance on the balance sheet. Interest paid to affiliate entities was $615 thousand in 2000. No interest was paid to affiliates in 1999 or 1998.

     Corporate, regional and other allocations: As discussed in Note 1, the financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group and incurred by the Company. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations, property, plant and equipment facilities and other corporate services. Allocations and charges included in the Company's financial statements were based either on a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, cost of sales; or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in the statement of income. Such allocations and corporate charges billed to the Company from affiliates totaled approximately $14,053 thousand, $11,367 thousand and $1,809 thousand in 2000, 1999 and 1998, respectively. Such allocations and corporate charges billed from the Company to affiliates totaled approximately $29,397 thousand and $17,452 thousand in 2000 and 1999, respectively. As discussed in Note 1, during 1998 the Company did not provide financial or IT-related services

                      HERCULES INTERNATIONAL LIMITED, LLC
to other affiliated European entities, thus there were no such allocations and corporate charges billed from the Company to affiliates in this year.

     Sales to affiliates: The Company sells raw material and finished goods inventory in the normal course of business to affiliated companies. The Company's revenues from sales to affiliated companies are presented separately in the statement of income.

     Purchases from affiliates: The Company purchases in the normal course of business raw material and finished goods inventory from affiliated companies. The Company's purchases of inventory from affiliated companies is reflected in costs of sales in the statement of income and totaled $47,554 thousand, $49,293 thousand and $33,034 thousand in 2000, 1999 and 1998, respectively.

     Notes receivable: The Company had a notes receivable due from an affiliated company of approximately $512 thousand at December 31, 1999, which is included in the Net Member's/Hercules Group Investment balance. This receivable was paid in full in 2000.

17. COMMITMENTS AND CONTINGENCIES

  Leases

     Total rental expense amounted to $637 thousand in 2000, $289 thousand in 1999, and $198 thousand in 1998. The Company has operating leases for transportation and data processing equipment. The operating leases are cancelable by the Company with six months rental indemnity. Future minimum rental payments required under these operating leases are $357 thousand in 2001, there are no lease obligations in excess of one year as of December 31, 2000.

18. SUBSEQUENT EVENTS

     In February 2001, the Company ceased to act as a reseller of Aqualon product for affiliated entities. This product contributed $208,661 thousand or 58% to sales during 2000;

     On May 1, 2001, Hercules completed the sale of its hydrocarbon resins divisions and select portions of its rosin resins divisions to Eastman Chemical Company. In addition, on May 31, 2001, Hercules completed the sale of its peroxy chemicals business to GEO Specialty Chemicals, Inc. These product lines contributed $136,761 thousand or 38% to sales during 2000.

     Hercules is in the process of reviewing current activities within the Hercules Group in anticipation of reallocating the trading activities among the Hercules Group.

     The Company does not expect to incur a loss due to the potential reorganization of its activities.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
  Wilmington, Delaware

     In our opinion, the accompanying balance sheets and the related statements of income and cashflows present fairly, in all material respects, the financial position of Hercules International Trade Corporation Limited, a subsidiary of Hercules Inc., at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, PA
October 11, 2001

                HERCULES INTERNATIONAL TRADE CORPORATION LIMITED

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Sales to third parties.....................................  $ 58,098    $ 50,126    $ 51,906
Sales to Hercules Group....................................    70,298      73,305      82,395
                                                             --------    --------    --------
                                                              128,396     123,431     134,301
Cost of sales..............................................   102,905      91,470     105,144
Selling, general, and administrative expenses..............     2,246       2,550       2,172
Other operating (income) expenses, net (Note 4)............    (3,876)        692      (1,396)
                                                             --------    --------    --------
Profit from operations.....................................    27,121      28,719      28,381
Interest income............................................       264         406         286
                                                             --------    --------    --------
Net income.................................................  $ 27,385    $ 29,125    $ 28,667
                                                             ========    ========    ========

    The accompanying notes are an integral part of the financial statements.

                HERCULES INTERNATIONAL TRADE CORPORATION LIMITED

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents.................................   $ 1,430      $   525
  Accounts receivable, net (Note 3).........................    15,688       15,906
                                                               -------      -------
          Total current assets..............................    17,118       16,431
                                                               -------      -------
Deferred charges and other assets...........................       115          461
                                                               -------      -------
          Total assets......................................   $17,233      $16,892
                                                               =======      =======
LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
  Accounts payable..........................................   $   104      $   718
  Accrued expenses..........................................       514          142
                                                               -------      -------
          Total current liabilities.........................       618          860
Net Hercules Group investment:
  Accumulated other comprehensive income....................        39           39
  Intercompany transactions.................................    16,576       15,993
                                                               -------      -------
       Net Hercules Group investment........................    16,615       16,032
                                                               -------      -------
          Total liabilities and net Hercules Group
           investment.......................................   $17,233      $16,892
                                                               =======      =======

    The accompanying notes are an integral part of the financial statements.

                HERCULES INTERNATIONAL TRADE CORPORATION LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income.................................................  $ 27,385    $ 29,125    $ 28,667
Adjustments to reconcile net income to net cash provided
  from operations:
  Corporate and other cost allocations.....................       307         473        (179)
  Accruals and deferrals of cash receipts and payments:
     Accounts receivable...................................       218      (1,372)      4,105
     Inventories...........................................                    11         (18)
     Accounts payable and accrued expenses.................      (242)        664      (2,069)
     Transfer to/from Hercules Group.......................      (540)     (1,440)      4,601
     Noncurrent assets and liabilities.....................       346         (33)       (382)
                                                             --------    --------    --------
       Net cash provided by (used in) operations...........    27,474      27,428      34,725
                                                             --------    --------    --------
CASH FLOW FROM FINANCING ACTIVITIES:
Transfer to/from Hercules Group............................   (26,569)    (27,900)    (35,500)
                                                             --------    --------    --------
       Net cash used in financing activities...............   (26,569)    (27,900)    (35,500)
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......       905        (472)       (775)
Cash and cash equivalents at beginning of year.............       525         997       1,772
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $  1,430    $    525    $    997
                                                             ========    ========    ========
Noncash financing activities
  Corporate and other cost allocations.....................  $    307    $    473    $   (179)

    The accompanying notes are an integral part of the financial statements.

                HERCULES INTERNATIONAL TRADE CORPORATION LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Hercules International Trade Corporation Limited ("HINTCO") is incorporated in the Bahamas and is wholly owned by Hercules Incorporated ("Hercules"). HINTCO is engaged in acting as a chemical business in charge of selling products made by Hercules, in Caribbean and Central American countries.

     Historically, separate company stand-alone financial statements were not prepared for HINTCO. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "facilities"). The facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries and 65% of the stock of foreign subsidiaries directly owned by Hercules (including HINTCO), and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information on HINTCO, a collateral party to the Hercules debt, based on Hercules' understanding of Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     As an operating division of Hercules, HINTCO participates in Hercules' centralized cash management system. Accordingly, cash received from HINTCO operations is transferred to Hercules on a periodic basis, and Hercules funds all operational and capital requirements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Corporate Allocations

     The financial statements of HINTCO reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in HINTCO's financial statements are based on either a direct cost pass-through for items directly identified as related to HINTCO's activities; a percentage allocation for such services provided based on factors such as revenue, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation method is reasonable.

  Revenue Recognition

     HINTCO recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is probable, and pricing is fixed and determinable. Accruals are made for sales returns and other allowances based on HINTCO's experience. The corresponding shipping and handling costs are included in cost of sales.

                HERCULES INTERNATIONAL TRADE CORPORATION LIMITED

  Income taxes

     No taxes have been provided for HINTCO because the company is located in a non-tax jurisdiction.

  Cash and Cash Equivalents

     Cash in excess of operating requirements is invested in short-term, income-producing instruments. Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

  Foreign Currency Transactions

     The Company's functional and reporting currency is the U.S. dollar. Transactions in foreign currency are recorded at the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency at the exchange rates in effect at the balance sheet date. Revenues, costs and expenses are recorded using average exchange rates prevailing during the reporting periods. Gains or losses resulting from foreign currency transactions are included in the statement of operations.

  Concentrations of Credit Risk

     Financial instruments that potentially subject HINTCO to concentrations of credit risk consist principally of short-term cash investments and trade receivables. HINTCO places its short-term cash investments in a highly liquid money market account a large financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different industries and locations.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. HINTCO adopted SFAS 133 effective January 1, 2001. During 2000, HINTCO converted substantially all of its foreign currency denominated borrowings to fixed rate U.S. dollar denominated borrowings and closed most of its outstanding interest rate swaps. The adoption of SFAS No. 133 did not have a material effect on its earnings or statement of financial position.

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was to be effective October 1, 2000. Adoption of SAB 101 did not have a material effect on our profit from operations.

                HERCULES INTERNATIONAL TRADE CORPORATION LIMITED

3. ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net, consists of:

                                                             2000         1999
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Trade....................................................   $15,688      $15,906
Less allowance for doubtful accounts.....................        --           --
                                                            -------      -------
          Total..........................................   $15,688       15,906
                                                            =======      =======

4. OTHER OPERATING EXPENSES (INCOME), NET

     Other operating income, net, in 2000 include a $2,791 thousand intercompany management fee on sales made by BetzDearborn, Inc. in Caribbean and Central American countries and a $484 thousand gain on foreign currency transaction.

     Other operating expenses, net, in 1999 includes a $548 thousand expense while 1998 includes a $1,162 thousand gain from foreign currency transactions.

5. NET PARENT INVESTMENT

     Changes in net parent investment were as follows:

                                                              (DOLLARS IN
                                                              THOUSANDS)
Balance, January 1, 1998....................................   $ 18,185
Net income..................................................     28,667
Intercompany, transactions, net.............................    (31,078)
                                                               --------
Balance, December   , 1998..................................     15,774
Net income..................................................     29,125
Intercompany, transactions, net.............................    (28,867)
                                                               --------
Balance, December   , 1999..................................     16,032
Net income..................................................     27,385
Intercompany, transactions, net.............................    (26,802)
                                                               --------
Balance, December   , 2000..................................   $ 16,615
                                                               ========

     The Company includes accumulated other comprehensive income in net Hercules Group investment. At December 31, 2000, 1999 and 1998, accumulated other comprehensive income consisted of foreign currency translation adjustments.

6. RELATED PARTY TRANSACTIONS

     HINTCO has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and therefore may not necessarily reflect the result of arms-length negotiations between independent parties.

     Corporate and other allocations: As discussed in Note 1, the financial statements of HINTCO reflect certain allocated support costs incurred by other entities in Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, research & development overhead, investor relations and other corporate services. Allocations and charges included in HINTCO's financial statements were based on either a direct

                HERCULES INTERNATIONAL TRADE CORPORATION LIMITED cost pass-through for items directly identified as related to HINTCO's activities; a percentage allocation for such services provided based on factors such as revenues, net assets, costs of sales or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in our statement of operations. Such allocations and corporate charges totaled $307 thousand, $496 thousand, and $133 thousand in 2000, 1999, and 1998, respectively.

     Sales to affiliates: HINTCO sells the full range of Hercules and BetzDearborn products in the normal course of business to affiliated companies. HINTCO's revenues from sales to affiliated companies were $70,298 thousand, $73,305 thousand, and $82,395 thousand in 2000, 1999, and 1998, respectively.

     Purchases from affiliates: The Company purchases, in the normal course of business, finished goods inventory from affiliated companies. The Company's purchases of inventory from affiliated companies is reflected in cost of sales in the statement of income and totaled $102,905 thousand, $91,470 thousand and $100,027 thousand, in 2000, 1999 and 1998 respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
  Wilmington, Delaware

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Hercules Investments Sarl, a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers N.V.
Amsterdam, The Netherlands

October 22, 2001

                           HERCULES INVESTMENTS SARL

           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             2000          1999         1998
                                                           ---------    ----------    --------
                                                                 (DOLLARS IN THOUSANDS)
Sales to third parties...................................  $ 580,730    $  647,182    $501,615
Sales to Hercules Group..................................    328,822       382,530     389,581
                                                           ---------    ----------    --------
                                                             909,552     1,029,712     891,196
Cost of sales............................................    580,886       639,939     590,732
Selling, general, and administrative expenses............    137,403       130,991      73,336
Research and development.................................     19,977        25,399      21,979
Goodwill and intangible asset amortization...............      8,279        11,257       4,119
Other operating (income) expense, net (Note 13)..........   (131,862)       27,840      37,709
                                                           ---------    ----------    --------
Profit from operations...................................    294,869       194,286     163,321
Equity in (loss) income of affiliated companies..........     (3,891)        2,938        (103)
Interest and debt expense (Note 14)......................     38,990           646       4,670
Other income (expense), net (Note 15)....................     11,460         5,204      (1,668)
Income before income taxes and minority interest, net....    263,448       201,782     156,880
Provision for income taxes (Note 16).....................     46,244        61,019      60,735
                                                           ---------    ----------    --------
Income before minority interest, net.....................    217,204       140,763      96,145
Minority interest, net...................................     (1,441)       (2,984)     (1,158)
                                                           ---------    ----------    --------
Net income...............................................    215,763       137,779      94,987
Translation adjustments..................................    (71,025)      (49,869)     16,306
                                                           ---------    ----------    --------
Comprehensive income.....................................  $ 144,738    $   87,910    $111,293
                                                           =========    ==========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           HERCULES INVESTMENTS SARL

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000          1999
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents.................................  $  14,340    $   16,042
  Accounts receivable, net (Note 3).........................    147,439       204,086
  Inventories (Note 4)......................................     56,109       103,118
  Deferred income taxes (Note 16)...........................      2,231         4,816
                                                              ---------    ----------
     Total current assets...................................    220,119       328,062
                                                              ---------    ----------
Property, plant, and equipment, net (Note 9)................    275,325       387,657
Investments in affiliates (Note 5)..........................     30,279         3,332
Goodwill and other intangible assets, net (Note 10).........    224,150       300,406
Deferred charges and other assets...........................     12,427         9,093
                                                              ---------    ----------
          Total assets......................................  $ 762,300    $1,028,550
                                                              =========    ==========
LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
  Accounts payable..........................................  $  84,955    $  108,953
  Short-term debt (Note 6)..................................     90,944        13,230
  Accrued expenses (Note 9).................................     47,514        89,708
                                                              ---------    ----------
     Total current liabilities..............................    223,413       211,891
Long-term debt -- third parties (Note 7)....................        138           458
Deferred income taxes (Note 16).............................     59,679        74,082
Pension liability (Note 12).................................     20,757        28,086
Deferred credits and other liabilities......................      2,030         1,536
                                                              ---------    ----------
          Total liabilities.................................    306,017       316,053
Commitments and contingencies (Note 17)
Minority Interest...........................................     22,649        25,422
Net Hercules Group Investment (Note 20)
  Accumulated other comprehensive losses....................   (108,259)      (37,234)
  Intercompany transactions.................................    541,893       724,309
                                                              ---------    ----------
          Total Net Hercules Group Investment...............    433,634       687,075
                                                              ---------    ----------
          Total liabilities and Net Hercules Group
            Investment......................................  $ 762,300    $1,028,550
                                                              =========    ==========

   The accompanying notes are an integral part of the consolidated financial statements

                           HERCULES INVESTMENTS SARL

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2000         1999        1998
                                                              ---------    --------    ---------
                                                                    (DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income..................................................  $ 215,763    $137,779    $  94,987
Adjustments to reconcile net income to net cash provided by
  (used in) operations:
  Depreciation and amortization of property, plant and
    equipment...............................................     28,615      32,784       26,279
  Amortization of goodwill and other intangible assets......      8,279      11,257        4,119
  Deferred income tax.......................................     14,360      12,967          579
  (Gain) loss on disposals..................................      1,617         184         (506)
  Gain on sale of investments...............................   (167,566)    (13,302)          --
  Equity in (income) loss of affiliates.....................      3,891      (2,938)         103
  Dividends received........................................        579       3,093          107
  Minority interest, net....................................      1,441       2,984        1,158
  Corporate and other cost allocations......................     11,369      14,317        7,077
  Accruals and deferrals of cash receipts and payments:
    Accounts receivable.....................................      4,239     (23,374)      (6,188)
    Inventories.............................................     (9,883)     (5,245)       7,099
    Accounts payable and accrued expenses...................    (26,616)     14,076       36,545
    Noncurrent assets and liabilities.......................     (4,091)     11,138       (7,769)
    Net transfers (to) from Hercules Group..................     74,314     (74,896)     (70,708)
                                                              ---------    --------    ---------
    Net cash provided by (used in) operations...............    156,311     120,464       92,882
                                                              ---------    --------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures, net of proceeds from sale.............    (68,708)    (72,437)     (35,285)
Proceeds from sale of investment............................         --      22,009           --
Purchase of equity method investments.......................         --         (25)          --
                                                              ---------    --------    ---------
    Net cash used in investing activities...................    (68,708)    (50,453)     (35,285)
                                                              ---------    --------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
Change in short-term debt...................................     78,445     (58,154)      (6,149)
Long-term debt repayments...................................       (306)       (620)      (5,498)
Proceeds from issuance of long-term debt....................     41,213          --           --
Net transfers (to) from Hercules Group......................   (207,508)    (12,805)     (29,829)
                                                              ---------    --------    ---------
    Net cash (used in) provided by financing activities.....    (88,156)    (71,579)     (41,476)
                                                              ---------    --------    ---------
Effect of exchange rate changes on cash.....................     (1,149)     (2,443)       1,147
                                                              ---------    --------    ---------
Net (decrease) increase in cash and cash equivalents........     (1,702)     (4,011)      17,268
Cash and cash equivalents at beginning of year..............     16,042      20,053        2,785
                                                              ---------    --------    ---------
Cash and cash equivalents at end of year....................  $  14,340    $ 16,042    $  20,053
                                                              =========    ========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (net of amount capitalized)......................  $     792    $    955    $   4,685
  Income taxes, net.........................................     55,149      59,645       59,562
  Noncash investing and financing activities:
  Sale of CPKelco (Note 14).................................    119,261          --           --
  Net asset (excluding cash) contribution from Hercules
    Group of BetzDearborn entities (Note 1).................         --          --      314,678
  Corporate and other cost allocations......................     11,369      14,317        7,077
  Net asset (excluding cash) contribution from Hercules
    Group of Citrus Colloid entities........................         --          --       73,690
  Reversal of restructuring accruals to goodwill (Note
    11).....................................................      3,320          --           --

   The accompanying notes are an integral part of the consolidated financial statements

                           HERCULES INVESTMENTS SARL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Hercules Investments Sarl (the "Company") is a wholly owned subsidiary of Hercules International Limited (immediate parent) and Hercules Incorporated (ultimate parent) or ("Hercules"). Hercules and its wholly owned subsidiaries comprise the Hercules Group. The Company supplies engineered process and water treatment chemical programs, as well as products that manage the properties of aqueous systems, for industrial, commercial and institutional establishments. These products and services contribute to preserving or enhancing productivity, reliability and efficiency in plant operations and in complying with environmental regulations.

     When Hercules acquired all of the outstanding shares of BetzDearborn Inc on October 15, 1998 it paid $2,235 million in cash and $186 million in common stock exchanged for the shares held by the BetzDearborn ESOP Trust. The purchase price allocated to the Company and its subsidiaries was approximately $682 million. During 1999, Hercules completed the purchase price allocation and the final determination of goodwill was $1,822 million of which the amount attributable to the Company was approximately $278 million. These financial statements include the push down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant and equipment and their related amortization and depreciation adjustments.

     As a result of the Hercules acquisition of BetzDearborn Inc., the Company entered into several internal reorganization transactions during 1999 and 2000. The transactions included the Company selling several of its investments in subsidiaries to Hercules affiliates, purchasing several investments in subsidiaries from Hercules affiliates, merging companies, and acquiring certain investments in Hercules group companies that are valued at cost. As all investments in this reorganization are under the common control of Hercules, these transactions have been accounted for in a manner similar to pooling of interests.

     Historically, separate company stand-alone financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries (including the Company) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These consolidated financial statements present the financial information of the Company, a collateral party to the Hercules debt, based on the Hercules' understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     The consolidated financial statements of the Company reflect certain allocated support costs incurred by the Hercules Group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's consolidated financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation method is reasonable. See Note 18 for more information.

     A number of the operating companies participate in Hercules' centralized cash management system. Accordingly, cash received from operations may be transferred to Hercules on a periodic basis, and Hercules funds operational and capital requirements upon request.

                           HERCULES INVESTMENTS SARL

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries where control exists. Following the acquisition of BetzDearborn by Hercules in 1998, the Company continued BetzDearborn's practice of using a November 30 fiscal year end for certain former BetzDearborn Inc. non-U.S. subsidiaries to expedite the year end closing process. All intercompany transactions and profits have been eliminated.

  Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

  Research and Development Expenditures

     Research and development expenditures are expensed as incurred.

  Environmental Expenditures

     Environmental expenditures that pertain to current operations or future revenues are expensed or capitalized according to the Company's capitalization policy. Expenditures for remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and can be reasonably estimated.

  Cash and Cash Equivalents

     Cash in excess of operating requirements is invested in short-term, income-producing instruments. Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

  Inventories

     Inventories are stated at the lower of cost or market. Inventories are valued on the average cost method.

  Property and Depreciation

     Property, plant, and equipment are stated at cost. The Company changed to the straight-line method of depreciation, effective January 1, 1991, for newly acquired processing facilities and equipment. Assets acquired before then continue to be depreciated by accelerated methods. The Company believes straight-line depreciation provides a better matching of costs and revenues over the lives of the assets. The estimated useful lives of depreciable assets are as follows: buildings -- 30 years; plant, machinery and equipment -- 15 years; other machinery and equipment -- 3 to 15 years.

                           HERCULES INVESTMENTS SARL

     Maintenance, repairs, and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the cost of property (less proceeds of sale or salvage) is charged to income.

  Investments

     Investments in affiliated companies with a 20% or greater ownership interest in which the Company has significant influence are accounted for using the equity method of accounting. Accordingly, these investments are included in investments in affiliates on the Company's balance sheet and the income or loss from these investments is included in equity in (loss) income of affiliated companies in the Company's statement of income.

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

  Income Taxes

     Income tax expense in the accompanying consolidated financial statements has been computed assuming the Company filed separate income tax returns.

     The provisions for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

     The company provides taxes on undistributed earnings of subsidiaries and affiliates included in consolidated retained earnings to the extent such earnings are planned to be remitted and not re-invested permanently. The undistributed earnings/(loss) of subsidiaries and affiliates on which no provision for foreign withholding or US income taxes has been made amounted to approximately ($6,629) thousand and $10,468 thousand at December 31, 2000 and 1999, respectively. US and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the US statutory rate because of the availability of tax credits.

  Foreign Currency Translation and Transactions

     The accompanying consolidated financial statements are reported in U.S. dollars. The U.S. dollar is the functional currency for the Company. The translation of the functional currencies of the Company's

                           HERCULES INVESTMENTS SARL
subsidiaries into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheet date, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income, a separate component of Net Hercules Group Investment.

     Transactions in foreign currency are recorded at the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency at the exchange rates in effect at the balance sheet date. Revenues, costs and expenses are recorded using average exchange rates prevailing during the reporting periods. Gains or losses resulting from foreign currency transactions are included in the statement of income.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables and receivables from affiliated companies, which are included in the Net Hercules Group Investment in the consolidated balance sheet. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different industries and locations.

  Derivative Instruments and Hedging

     Derivative financial instruments have been used to hedge risk caused by fluctuating currency. The Company enters into forward-exchange contracts to hedge foreign currency exposure. Decisions regarding hedging are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, and economic trends. The Company uses the fair-value method of accounting, recording to other income (expense), net realized and unrealized gains and losses on these contracts monthly, except for gains and losses on contracts to hedge specific foreign currency commitments, which are deferred and accounted for as part of the transaction. Gains or losses on instruments which have been used to hedge the value of investments in certain non-U.S. subsidiaries have been accounted for under the deferral method and are included in the foreign currency translation adjustment. It is the Company's policy to match the term of financial instruments with the term of the underlying designated item. If the designated item is an anticipated transaction no longer likely to occur, gains or losses from the instrument designated as a hedge are recognized in current period earnings. The Company does not hold or issue financial instruments for trading purposes. In the consolidated statement of cash flow, the Company reports the cash flows resulting from its hedging activities in the same category as the related item that is being hedged.

  Stock-based Compensation

     Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 (APB 25). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied.

  Minority Interest

     Minority interest at December 31, 2000 and 1999 represents a 38.97% proportionate share of the equity of Hercules Quimica S.A., owned by a Hercules Group affiliate and a 0.4% proportionate share of the equity of Hercules Holding BV/BVBA, owned by a Hercules Group affiliate.

                           HERCULES INVESTMENTS SARL

  Computer Software Costs

     Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). The prior accounting was generally consistent with the requirements of SOP 98-1 and, accordingly, adoption of SOP 98-1 had no material effect. Computer software costs are being amortized over a period of 5 to 10 years.

  Net Hercules Group Investment

     The Net Hercules Group Investment account reflects the balance of the Company's historical earnings, intercompany amounts, foreign currency translation and other transactions between the Company and the Hercules Group.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS No. 133, as amended by SFAS 137 and 138, did not have a material effect on its earnings or statement of financial position.

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was effective October 1, 2000. Adoption of SAB 101 did not have a material effect on profit from operations.

     In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). For the Company, these statements will generally become effective January 1, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

     SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. The assessment of goodwill for impairment is a complex issue in which the Company must determine, among other things, the fair value of each defined reporting unit. It is, therefore, not possible at this time to predict the impact, if any, that the impairment assessment provisions of SFAS 142 will have on the Company's financial statements.

     In addition, in June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assts. SFAS 143 will become effective for the Company on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is currently in the process of evaluating the impact this standard will have on the Company's financial statements.

                           HERCULES INVESTMENTS SARL

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

3. ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net, consists of:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Trade.......................................................  $139,568     $188,335
Other.......................................................    10,228       18,534
                                                              --------     --------
                                                               149,796      206,869
Less allowance for doubtful accounts........................    (2,357)      (2,783)
                                                              --------     --------
          Total.............................................  $147,439     $204,086
                                                              ========     ========

     Other accounts receivable mainly comprise VAT receivable.

4. INVENTORIES

     The components of inventories are:

                                                                2000          1999
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
Finished products...........................................   $30,895      $ 35,102
Materials, supplies, and work in process....................    25,214        68,016
                                                               -------      --------
          Total.............................................   $56,109      $103,118
                                                               =======      ========

5. INVESTMENTS

     The Company has various equity investments in companies, as described below. Summarized financial information for these equity affiliates at December 31, and for the three years then ended is as follows:

                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Current assets..............................................   $269,814      $17,470
Non-current assets..........................................    942,946        3,923
Current liabilities.........................................   $109,486      $13,275
Non-current liabilities.....................................    730,579        1,378

                                                         2000       1999       1998
                                                       --------    -------    -------
Net sales............................................  $143,245    $56,410    $43,712
Gross profit.........................................    17,290     14,488     11,414
Net earnings.........................................   (15,864)     5,865       (273)

     At December 31, 2000, the Company's equity investments, all affiliates of the Hercules Group, consisted of a 50% ownership of Abieta Chemie GmbH and BetzDearborn Nippon KK, a 49% ownership of Hercules Mas Indonesia, and a 28.57% ownership of the consolidated group CP Kelco ApS. The Company's carrying

                           HERCULES INVESTMENTS SARL
value for these investments at December 31, 2000 and 1999 equals its share of the underlying equity in net assets of the respective affiliates. Dividends paid to the Company from its equity investees were $579 thousand, $3,093 thousand and $107 thousand during 2000, 1999 and 1998, respectively. Except for CP Kelco ApS, each of these entities operates in lines of business similar to the Company, supplying engineered process and water treatment chemical programs, as well as products that manage the properties of aqueous systems, for industrial, commercial and institutional establishments. As discussed further in Note 13, CP Kelco ApS was the Company's Food Gums business that was divested in 2000.

6. SHORT-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

     Short-term debt of $90,944 thousand and $13,230 thousand at December 31, 2000 and 1999, respectively, consists of bank borrowings primarily representing foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period.

     Short-term debt with affiliates of $32,734 thousand and $29,740 thousand at December 31, 2000 and 1999, respectively, is recorded in Net Hercules Group Investment in the consolidated balance sheet and is generally payable on demand with interest at various rates.

     At December 31, 2000 and 1999, the Company had $34,774 thousand and $23,607 thousand, respectively, of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds.

     Weighted-average interest rates on all short-term borrowings at December 31, 2000 and 1999 were 5.60% and 4.61%, respectively.

7. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

     Long-term debt with third parties and affiliates at December 31, 2000 and 1999 is summarized as follows:

                                                                 2000        1999
                                                              ----------    -------
                                                              (DOLLARS IN THOUSAND)
4.50% third party note......................................  $       93    $   102
11.00% third party note.....................................          --        280
Other.......................................................          45         76
                                                              ----------    -------
Less current maturities.....................................          --         --
                                                              ----------    -------
Total long-term debt, third party...........................         138        458
                                                              ----------    -------
5.10% affiliate note........................................   1,698,968         --
5.51% affiliate note........................................      22,853         --
5.80% affiliate note........................................      20,516     22,345
6.00% affiliate note........................................          --      5,145
                                                              ----------    -------
Less current maturities.....................................          --         --
                                                              ----------    -------
Total long-term debt, affiliates............................   1,742,337     27,490
                                                              ----------    -------
Total long term debt, third party and affiliates............  $1,742,475    $27,948
                                                              ==========    =======

     Long-term debt with affiliates, which is recorded in Net Hercules Group Investment in the consolidated balance sheet, has no stated maturity. Third party long-term debt matures after 2005. The fair values of the Company's long-term debt were $1,742,475 at December 31, 2000 and $27,948 at December 31, 1999. The Company believes that the carrying value of long-term debt borrowings approximates fair value, based on

                           HERCULES INVESTMENTS SARL
discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

8. LONG-TERM INCENTIVE COMPENSATION PLANS

     The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

     The Hercules long-term incentive compensation plans place a great emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding for all of the Hercules Group was 491,488 at December 31, 2000, and 926,689 and 1,083,613 at December 31, 1999 and 1998,
respectively.

     At December 31, 2000, under Hercules' incentive compensation plans, 1,847,855 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

     Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

     The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2000, 1999 and 1998, respectively.

                           HERCULES INVESTMENTS SARL

     Below is a summary of outstanding stock option grants under the incentive compensation plans during 2000, 1999 and 1998:

                                            REGULAR                  PERFORMANCE-ACCELERATED
                                 -----------------------------    -----------------------------
                                 NUMBER OF    WEIGHTED-AVERAGE    NUMBER OF    WEIGHTED-AVERAGE
                                  SHARES           PRICE           SHARES           PRICE
                                 ---------    ----------------    ---------    ----------------
January 1, 1998................   302,475          $40.31           48,575          $43.91
  Granted......................   115,775          $37.88           40,475          $47.17
  Exercised....................        --              --               --              --
  Forfeited....................        --              --               --              --
                                  -------          ------          -------          ------
December 31, 1998..............   418,250          $39.64           89,050          $45.39
  Granted......................   215,500          $37.61           60,775          $37.49
  Exercised....................        --              --               --              --
  Forfeited....................        --              --             (900)         $45.73
                                  -------          ------          -------          ------
December 31, 1999..............   633,750          $38.95          148,925          $42.16
  Granted......................   141,000          $17.25               --              --
  Exercised....................        --              --               --              --
  Forfeited....................   (19,650)         $36.82           (1,350)         $37.56
                                  -------          ------          -------          ------
December 31, 2000..............   755,100          $34.95          147,575          $42.21

     The weighted-average fair value of regular stock options granted during 2000, 1999 and 1998 was $8.85, $8.25 and $9.19, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999 and 1998 was $7.99 and $11.02, respectively.

     Following is a summary of regular stock options exercisable at December 31, 2000, 1999 and 1998 and their respective weighted-average share prices:

                                                              NUMBER OF    WEIGHTED-
OPTIONS EXERCISABLE                                            SHARES       AVERAGE
-------------------                                           ---------    ---------
December 31, 1998...........................................   124,735      $40.69
December 31, 1999...........................................   290,545      $39.85
December 31, 2000...........................................   533,705      $37.14

     There were no performance-accelerated stock options exercisable at December 31, 2000, 1999 and 1998.

                           HERCULES INVESTMENTS SARL

     Following is a summary of stock options outstanding at December 31, 2000:

                                           OUTSTANDING OPTIONS                           EXERCISABLE OPTIONS
                           ----------------------------------------------------   ---------------------------------
                               NUMBER       WEIGHTED-AVERAGE                          NUMBER
                           OUTSTANDING AT      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE AT   WEIGHTED-AVERAGE
EXERCISE PRICE RANGE          12/31/00      CONTRACTUAL LIFE    EXERCISE PRICE       12/31/00       EXERCISE PRICE
--------------------       --------------   ----------------   ----------------   --------------   ----------------
REGULAR STOCK OPTIONS
$12 - $20................     137,150             9.13              $17.25            50,150            $17.25
$20 - $30................      48,975             7.67              $25.56            43,080            $25.56
$30 - $40................     504,575             7.21              $39.03           384,455            $39.47
$40 - $50................      64,400             7.31              $47.86            56,020            $47.86
                              -------                                                -------
                              755,100                                                533,705
                              =======                                                =======

PERFORMANCE-ACCELERATED STOCK OPTIONS
$14 - $40................      89,725             7.69              $37.98                --                --
$40 - $50................      50,750             6.83              $47.83                --                --
$50 - $61................       7,100             5.11              $55.38                --                --
                              -------                                                -------
                              147,575                                                     --
                              =======                                                =======

     The Company currently expects that 100% of performance-accelerated stock options will eventually vest.

     The Company's employees may also participate in the Hercules Employee Stock Purchase Plan ("ESPP"). The ESPP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, 202,139 shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 2000 and 1999, were 1,597,861 and 949,464, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

     Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

     The following weighted-average assumptions would be used in estimating fair value for 2000, 1999 and 1998:

                                                                           PERFORMANCE       EMPLOYEE STOCK
ASSUMPTION                                               REGULAR PLAN    ACCELERATED PLAN    PURCHASE PLAN
----------                                               ------------    ----------------    --------------
Dividend yield.........................................       2%               3.4%               0.0%
Risk-free interest rate................................     5.88%             5.38%              5.41%
Expected life..........................................    7.1 yrs.           5 yrs.             3 mos.
Expected volatility....................................     29.20%            27.31%             44.86%

                           HERCULES INVESTMENTS SARL

     The Company's net income for 2000, 1999 and 1998 would approximate the pro forma amounts below:

                                                        2000        1999       1998
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
Net income
  As reported.......................................  $215,763    $137,779    $94,987
  Pro forma.........................................  $214,434    $136,521    $93,944

9. ADDITIONAL BALANCE SHEET DETAIL

                                                             2000             1999
                                                           ---------        ---------
                                                             (DOLLARS IN THOUSANDS)
Property, plant, and equipment
  Land...................................................  $   7,240        $   8,870
  Buildings and equipment................................    533,902          773,185
  Construction in progress...............................         --              682
                                                           ---------        ---------
          Total..........................................    541,142          782,737
Accumulated depreciation and amortization................   (265,817)        (395,080)
                                                           ---------        ---------
  Net property, plant, and equipment.....................  $ 275,325        $ 387,657
                                                           =========        =========
Accrued expenses
  Payroll and employee benefits..........................  $  14,395        $  29,131
  Income taxes payable...................................      4,966           17,671
  Restructuring..........................................     12,743           26,546
  Environmental..........................................      9,300              800
  Other..................................................      6,110           15,560
                                                           ---------        ---------
                                                           $  47,514        $  89,708
                                                           =========        =========

10. GOODWILL AND OTHER INTANGIBLES ASSETS

     At December 31, 2000 and 1999, the goodwill and other intangible assets were:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Goodwill....................................................  $241,109     $312,151
Other intangibles...........................................     7,820        9,554
                                                              --------     --------
Total.......................................................   248,929      321,705
Less accumulated amortization...............................   (24,779)     (21,299)
                                                              --------     --------
     Net goodwill and other intangible assets...............  $224,150     $300,406
                                                              ========     ========

     Goodwill and other intangible assets primarily represent amounts capitalized from the Hercules acquisition of BetzDearborn (Note 1).

11. RESTRUCTURING

     The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs, primarily related to the plans initiated upon the creation of the European Shared Service Center in 1997 and the acquisition of BetzDearborn in 1998. In the fourth quarter of 2000, we committed to a plan relating to the restructuring of several entities. As a result of these plans, we estimate that in total approximately

                           HERCULES INVESTMENTS SARL

512 employees will be terminated, of which approximately 461 employee terminations have occurred since inception of the aforementioned plans. These employees come from various parts of the business, including but not limited to manufacturing, support functions and research.

     Pursuant to the plans in place to merge the operations of BetzDearborn with Hercules and to rationalize the support infrastructure and other existing operations, facilities were closed and in total approximately 393 employees were terminated during 1999. Cash payments for the year included $13.2 million for severance benefits and other exit costs. As a result of the completion of plans to exit former BetzDearborn activities, a $9 million increase in employee severance benefits was reflected in the finalization of the purchase price allocation. We lowered the estimates of severance benefits related to the implementation of the European Shared Service Center by $1.3 million due to a suspension of implementations, while increasing the estimates of other plans by $13.9 million due to the identification of additional facilities for closure. These amounts were charged to operating expense.

     In 2000, in total approximately 68 employees were terminated and $13.6 million cash was paid in severance benefits and other exit costs. The estimate for the remaining plans was decreased by $3.3 million against goodwill due to lower than planned severance benefits as the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits. The estimate for the plans related to the shared services center were decreased by $1.7 million against operating expense.

     Severance benefits payments are based on years of service and generally continue for 3 months to 24 months subsequent to termination. We expect to substantially complete remaining actions under the plans in 2001. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of year................................  $ 26,546     $ 27,190
Cash payments...............................................   (13,556)     (13,195)
Additional termination benefits and exit costs..............     4,731       13,840
Reversals against goodwill..................................    (3,320)          --
Reversals against earnings..................................    (1,658)      (1,289)
                                                              --------     --------
Balance at end of year......................................  $ 12,743     $ 26,546
                                                              ========     ========

                           HERCULES INVESTMENTS SARL

12. PENSION

     The Company has a number of pension plans in Europe, covering substantially all employees. The following chart lists benefit obligations, plan assets, and funded status of the plans.

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at January 1...........................  $ 37,408     $ 40,009
  Service cost..............................................       842        1,510
  Interest cost.............................................     1,388        2,258
  Reclassification of assets for plan settlement............      (416)
  Settlements and transfers.................................   (10,612)          --
  Translation difference....................................    (3,108)      (5,395)
  Actuarial loss (gain).....................................       111         (171)
  Benefits paid from plan assets............................       (10)          (8)
  Benefits paid by company..................................      (523)        (795)
                                                              --------     --------
Benefit obligation at December 31...........................  $ 25,080     $ 37,408
                                                              ========     ========
CHANGE IN PLAN ASSETS
  Fair value of plan assets at January 1....................     2,817        2,883
  Actual return on plan assets..............................        22          (60)
  Settlements and transfers.................................    (1,109)          --
  Company contributions (refund)............................       122          398
  Translation difference....................................      (233)        (396)
  Benefits paid from plan assets............................       (10)          (8)
                                                              --------     --------
  Fair value of plan assets at December 31..................  $  1,609     $  2,817
                                                              ========     ========
Funded status of the plans..................................   (23,471)     (34,591)
Unrecognized actuarial loss (gain)..........................     1,876        1,631
Unrecognized prior service cost (benefit)...................       119          141
Unrecognized net transition obligation......................       719        4,733
                                                              --------     --------
Prepaid (accrued) benefit cost..............................  $(20,757)    $(28,086)
                                                              ========     ========
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
  CONSIST OF:
  Accrued benefit liability.................................   (20,757)     (28,086)
                                                              --------     --------
                                                              $(20,757)    $(28,086)
                                                              ========     ========
ASSUMPTIONS AS OF DECEMBER 31
  Weighted-average discount rate............................      5.75%        6.00%
  Expected return on plan assets............................      6.50%        6.50%
  Rate of compensation increase.............................      3.50%        3.75%

                           HERCULES INVESTMENTS SARL

                                                               PENSION BENEFITS
                                                          ---------------------------
                                                           2000       1999      1998
                                                          -------    ------    ------
COMPONENTS OF NET PERIOD PENSION COST
Service cost............................................  $   842    $1,510    $  877
Interest cost...........................................    1,388     2,258     1,631
Return on plan assets (expected)........................      (36)      (98)      (64)
Amortization and deferrals..............................      (17)      (14)      (72)
Gain on settlements.....................................   (8,675)       --        --
Amortization of prior service cost......................       10        12        12
Amortization of transition asset........................    2,129       351       362
                                                          -------    ------    ------
Benefit (credit) cost...................................  $(4,359)   $4,019    $2,746
                                                          =======    ======    ======

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefits obligations in excess of plan assets were $23,562 thousand, $19,780 thousand and $0, respectively, as of December 31, 2000 and $36,766 thousand, $28,900 thousand and $1,334 thousand, respectively, as of December 31, 1999.

     The Company's employees in The Netherlands participate in a multi-employer pension fund which is administered by an affiliated company. Contribution amounts are based upon costs allocated to the Company by the Plan administrator. Pension costs/(benefits) relating to the multi-employer plan were ($428) thousand, $199 thousand and ($2,136) thousand in 2000, 1999 and 1998, respectively.

13. OTHER OPERATING INCOME AND EXPENSES, NET

     Other operating income and expenses, net, in 2000 include a gain of $167,566 thousand from the sale of the Food Gums division. On September 28, 2000, the Company sold its Food Gums division to CP Kelco, a joint venture with Lehman Brothers Merchant Banking Partners II, L.P., which contributed approximately $300 million in equity. The Company received a note of approximately $248 million from Hercules, which collected the original cash proceeds, recorded tax expenses of approximately $61 million and retained a 28.57% equity position in CP Kelco. CP Kelco simultaneously acquired Kelco biogums business of Pharmacia Corporation (formerly Monsanto Corporation). Other operating expenses, net, also include Hercules Group affiliate royalty costs, net restructuring costs, environmental costs, net losses on asset dispositions and foreign currency losses totaling $22,471 thousand, $3,073 thousand, $8,500 thousand, $1,617 thousand and $43 thousand, respectively.

     Other operating expenses, net, in 1999 include Hercules Group affiliate royalty costs of $27,318 thousand, a gain on sale of investments of $13,302 thousand, net restructuring costs of $12,551, environmental costs of $800 thousand, net losses on asset dispositions of $184 thousand and foreign currency losses amounting to $289 thousand.

     Other operating expenses, net, in 1998 include Hercules Group affiliate royalty costs of $21,029 thousand, net restructuring costs of $16,072, net gains on asset dispositions of $506 thousand and foreign currency losses amounting to $1,114 thousand.

14. INTEREST AND DEBT EXPENSE

     No interest and debt costs were capitalized during 1998, 1999 and 2000. The costs incurred are presented separately in the statement of income.

                           HERCULES INVESTMENTS SARL

15. OTHER INCOME (EXPENSE), NET

     Other income (expense), net, consists of the following:

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Interest income, net..................................  $11,124    $ 9,742    $ 1,920
Rent..................................................       27         (6)        12
Miscellaneous income (expense), net...................      309     (4,532)    (3,600)
                                                        -------    -------    -------
                                                        $11,460    $ 5,204    $(1,668)
                                                        =======    =======    =======

16. INCOME TAXES

     A summary of the components of the tax provision follows:

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Current...............................................  $31,884    $48,052    $60,156
Deferred..............................................   14,360     12,967        579
                                                        -------    -------    -------
Provision for income taxes............................  $46,244    $61,019    $60,735
                                                        =======    =======    =======

     Deferred tax liabilities (assets) at December 31 consist of:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Depreciation................................................  $(41,661)    $(52,772)
Goodwill amortization.......................................    (8,819)     (10,823)
Stock valuation.............................................    (2,207)      (2,498)
Intangible asset............................................    (1,385)          --
Insurance provision.........................................    (4,989)      (6,037)
Replacement provision.......................................    (3,282)      (3,776)
Other.......................................................    (2,151)      (2,357)
                                                              --------     --------
Gross deferred tax liabilities..............................   (64,494)     (78,263)
                                                              --------     --------
Loss carryforwards..........................................     2,959        2,730
Inventory provision.........................................     2,551        4,124
Other.......................................................     2,239        2,972
                                                              --------     --------
Gross deferred tax assets...................................     7,749        9,826
                                                              --------     --------
Valuation allowance.........................................      (703)        (829)
                                                              --------     --------
                                                              $(57,448)    $(69,266)
                                                              ========     ========

                           HERCULES INVESTMENTS SARL

     A reconciliation of the statutory income tax rate to the effective rate follows:

                                                              2000     1999    1998
                                                              -----    ----    ----
Statutory income tax rate...................................   37.5%   37.5%   37.5%
Non-deductible expenses.....................................    5.1%    1.8%    1.6%
Non-taxable income..........................................   (4.9)%  (1.6)%  (3.5)%
Tax rate differences on subsidiary earnings.................   (1.4)%  (1.2)%   0.7%
Income (loss) from equity investments in affiliates.........    0.7%    0.1%    0.2%
Gain on sale of investment..................................  (24.0)%  (3.3)%   0.0%
Other.......................................................    4.7%    2.6%    2.5%
                                                              -----    ----    ----
Effective tax rate..........................................   17.7%   30.7%   39.0%
                                                              =====    ====    ====

     The net operating losses have a carryforward period ranging from 5 years to indefinite, but may be limited in their use in any given year.

17. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $8,076 thousand, $8,786 thousand and $5,457 thousand in 2000, 1999 and 1998, respectively.

     At December 31, 2000, minimum rental payments under noncancelable leases aggregated $24,236 thousand. The net minimum payments over the next five years and thereafter are $7,694 thousand in 2001, $5,197 thousand in 2002, $3,024 thousand in 2003, $1,161 thousand in 2004, $1,630 thousand in 2005 and $5,530 thousand beyond 2005.

  Litigation

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2000 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

  Environmental

     The Company has potential liability in connection with obligations to authorities of various EU countries in which it has manufacturing facilities, and to private parties pursuant to contract, for the cost of environmental investigation and/or cleanup at several sites. The estimated range of the reasonably possible share of costs for the investigation and cleanup is between $5,000 thousand and $12,000 thousand. The actual costs will depend upon numerous factors, including the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities and private parties; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 years.

     The Company becomes aware of its obligations relating to sites in which it may have liability for the costs of environmental investigations and/or remedial activities through correspondence from government authorities, or through correspondence from companies with which the Company has contractual obligations, who either request information or notify us of our potential liability. We have established procedures for identifying environmental issues at our plant sites. In addition to environmental audit programs, we have environmental

                           HERCULES INVESTMENTS SARL
coordinators who are familiar with environmental laws and regulations and act as a resource for identifying environmental issues.

     In December 2000, PFW Aroma Chemicals B.V., a company that in 1996 purchased from the Company a Fragrances Plant in Barneveld, NL, submitted a claim of 7,295 thousand EURO. The claim seeks payment of costs alleged to be owed under the 1996 Agreement between the parties. The claim generally alleges that the Company is obligated to pay for the costs of cleaning up contamination at the Barneveld plant and to pay various costs relating to compliance with permit obligations. The Company has questioned its obligation to pay the amounts sought, and is currently in negotiations with PFW regarding this claim.

     On May 1, 2001, the Company sold a hydrocarbon resins manufacturing facility located in Middelburg, the Netherlands as part of the sale by Hercules of its Resins Division to Eastman Chemical Resins, Inc. Under the Purchase and Sale Agreement between the parties, Hercules retained certain specific liabilities relating to environmental conditions at the Middelburg hydrocarbon resins plant, including pre-existing contamination

     At December 31, 2000, the total accrued liability of $9,300 thousand for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of remediation that will be required and the negotiations regarding apportionment of costs among other private parties. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of the Company.

18. RELATED PARTY TRANSACTIONS

     The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of a Hercules Group/subsidiary relationship and therefore may not necessarily reflect the result of arm's-length negotiations between independent parties. All transactions described below are eliminated on consolidation of Hercules.

     Intercompany borrowing and interest: The Company has intercompany loans with Hercules affiliated entities. The loans with affiliates are included in net Hercules Group investment in the consolidated balance sheet. Interest paid to affiliated entities was $42,602 thousand, $2,581 thousand and $3,527 thousand in 2000, 1999 and 1998, respectively.

     Corporate, regional and other allocations: As discussed in Note 1, the consolidated financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group and incurred by the Company. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's consolidated financial statements were based either on a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, cost of sales; or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in the consolidated statement of income. Such allocations and corporate charges totaled approximately $23,980 thousand, $31,596 thousand and $15,850 thousand in 2000, 1999 and 1998, respectively.

     Sales to affiliates: The Company sells raw material and finished goods inventory in the normal course of business to affiliated companies. The Company's revenues from sales to affiliated companies are presented separately in the consolidated statement of income.

                           HERCULES INVESTMENTS SARL

     Purchases from affiliates: The Company purchases in the normal course of business raw material and finished goods inventory from affiliated companies. The Company's purchases of inventory from affiliated companies are reflected in costs of sales in the consolidated statement of income and totaled $221,230 thousand, $241,737 thousand and $239,306 thousand in 2000, 1999 and 1998, respectively.

     Royalties: The Company entered into a license agreement in respect of the use of manufacturing formulations and specifications developed and owned by an affiliated entity. Total royalties accrued in respect of this agreement are included in the other operating (income) expense line item in the consolidated statement of income and totaled $22,471 thousand, $27,318 thousand and $21,029 thousand in 2000, 1999 and 1998, respectively.

19. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

     The Company enters into forward-exchange contracts to hedge currency exposure.

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

  Foreign Exchange Risk Management

     The Company has selectively used foreign currency forward contracts to offset the effects of exchange rate changes on reported earnings, cash flow, and net asset positions. The primary exposures are denominated in the U.S. Dollar, the Japanese Yen and the British Pound Sterling. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than three months. At December 31, 2000 and 1999, the Company had outstanding forward-exchange contracts to purchase foreign currencies aggregating $78,281 thousand and $176,516 thousand, respectively, and to sell foreign currencies aggregating $78,712 thousand and $175,958 thousand, respectively. The foreign exchange contracts outstanding at December 31, 2000 will mature during 2001.

  Fair Values

     The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and 1999:

                                                      2000                      1999
                                             ----------------------    ----------------------
                                             CARRYING                  CARRYING
                                              AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                             --------    ----------    --------    ----------
                                                          (DOLLARS IN THOUSANDS)
Foreign exchange contracts.................   $(430)       $(430)        $557         $557

The carrying amount represents the net unrealized gain or net interest payable associated with the contracts at the end of the period. Fair values of derivative contracts are indicative of cash that would have been required had settlement been December 31, 2000. Foreign exchange contracts are valued based on year-end exchange rates. Net Hercules Group Investment

                           HERCULES INVESTMENTS SARL

20. NET HERCULES GROUP INVESTMENT

     Changes in Net Hercules Group Investment were as follows:

Balance, January 1, 1998....................................  $ 265,716
  Net income................................................     94,987
  Other comprehensive income................................     16,306
  Intercompany transactions, net............................    317,580
                                                              ---------
Balance, December 31, 1998..................................    694,589
  Net income................................................    137,779
  Other comprehensive income................................    (49,869)
  Intercompany transactions, net............................    (95,424)
                                                              ---------
Balance, December 31, 1999..................................    687,075
  Net income................................................    215,763
  Other comprehensive income................................    (71,025)
  Intercompany transactions, net............................   (398,179)
                                                              ---------
Balance, December 31, 2000..................................  $ 433,634
                                                              =========

     The Company includes accumulated other comprehensive income in net Hercules Group investment. At December 31, 2000, 1999 and 1998, accumulated other comprehensive income consisted of foreign currency translation adjustments.

21. SUBSEQUENT EVENT

     On May 1, 2001, Hercules completed the sale of its hydrocarbon resins divisions and select portions of its rosin resins divisions to Eastman Chemical Company. In addition, on May 31, 2001, Hercules completed the sale of its peroxy chemicals business to GEO Specialty Chemicals, Inc.

                                   WSP, INC.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
  Wilmington, Delaware

     In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive (loss) income and of cash flows present fairly, in all material respects, the financial position of WSP, Inc., a subsidiary of Hercules Incorporated at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

October 19, 2001

                                   WSP, INC.

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

                                                                2000      1999      1998
                                                              --------   -------   ------
                                                                (DOLLARS IN THOUSANDS)
Interest income.............................................  $  2,452   $    --   $   --
Equity in (loss) income of affiliated company (Note 3)......   (25,895)   13,059    5,369
                                                              --------   -------   ------
(Loss) income before income taxes...........................   (23,443)   13,059    5,369
(Benefit) provision for income taxes (Note 7)...............    (8,205)    4,571    1,879
                                                              --------   -------   ------
Net (loss) income...........................................   (15,238)    8,488    3,490
Translation adjustments.....................................       910       627       --
                                                              --------   -------   ------
Comprehensive (loss) income.................................  $(14,328)  $ 9,115   $3,490
                                                              ========   =======   ======

                  The accompanying notes are an integral part
                          of the financial statements.

                                   WSP, INC.

                                 BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Investments (Note 3)........................................  $126,138     $151,123
Deferred income taxes (Note 7)..............................     4,143           --
                                                              --------     --------
          Total assets......................................  $130,281     $151,123
                                                              ========     ========
LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
  Current tax liability (Note 7)............................  $    919     $     99
                                                              --------     --------
     Total current liabilities..............................       919           99
Deferred income taxes (Note 7)..............................        --        4,981
                                                              --------     --------
          Total liabilities.................................       919        5,080
Commitments and contingencies (Note 4)......................        --           --
Net Hercules Group Investment (Note 5)......................   129,362      146,043
                                                              --------     --------
          Total liabilities and Net Hercules Group
            Investment......................................  $130,281     $151,123
                                                              ========     ========

                  The accompanying notes are an integral part
                          of the financial statements.

                                   WSP, INC.

                            STATEMENTS OF CASH FLOW

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            --------    --------    ---------
                                                                 (DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income.........................................  $(15,238)   $  8,488    $   3,490
Adjustments to reconcile net (loss) income to net cash
  provided by operations:
  Accruals and deferrals of cash receipts and payments:
     Affiliates' losses (earnings) in excess of dividend
       received...........................................    25,895     (13,059)      (5,369)
     Accounts payable and accrued expenses................       820         (17)         116
     Deferred taxes.......................................    (9,124)      4,472          509
                                                            --------    --------    ---------
       Net cash (used in) provided by operations..........     2,353        (116)      (1,254)
                                                            --------    --------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired........................        --          --     (130,253)
                                                            --------    --------    ---------
       Net cash used in investing activities..............        --          --     (130,253)
                                                            --------    --------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
Transfers (to) from Hercules group........................    (2,353)        116      131,507
                                                            --------    --------    ---------
       Net cash (used in) provided by financing
          activities......................................    (2,353)        116      131,507
                                                            --------    --------    ---------
Net (decrease) increase in cash and cash equivalents......        --          --           --
Cash and cash equivalents at beginning of year............        --          --           --
                                                            --------    --------    ---------
Cash and cash equivalents at end of year..................        --          --           --
                                                            ========    ========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Income taxes paid, net..................................        99         116        1,254

                  The accompanying notes are an integral part
                          of the financial statements.

                                   WSP, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     WSP, Inc. ("WSP"), a U.S. holding company, is owned 100% by Hercules Incorporated ("Hercules"). WSP owns 0.5818% of Aqualon Company, a U.S. partnership that is engaged in providing products and services to manage the properties of aqueous (water-based) systems. WSP also owns 49% of FiberVisions L.L.C., a limited liability corporation that serves worldwide polypropylene non-woven fiber used to make disposable hygiene products.

     Historically, separate company stand-alone financial statements were not prepared for WSP. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock and partnership interests of substantially all of Hercules' domestic subsidiaries (including WSP) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information on WSP, a collateral party to the Hercules debt, based on Hercules' understanding of Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     WSP participates in Hercules' centralized cash management system. Accordingly, cash received from WSP operations is transferred to Hercules on a periodic basis, and Hercules funds all operational and capital requirements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     WSP recognizes revenue, including interest income, when the earnings process is complete.

  Cash and Cash Equivalents

     Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of these instruments.

INVESTMENTS

     Investments in affiliated companies with a 20% or greater ownership interest in which the Company has significant influence are accounted for using the equity method of accounting. Accordingly, these investments are included in investments in affiliates on the Company's balance sheet and the income or loss from these investments is included in equity in (loss) income of affiliated companies in the Company's statement of income.

     Investments in affiliated companies in which the Company does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for using the cost method of accounting. Accordingly, these investments are included in investments in affiliates on the Company's balance sheet.

                                   WSP, INC.

  Income Taxes

     The Company's operations have historically been included in the consolidated income tax returns filed by its parent. Income tax expense in the accompanying financial statements has been computed assuming the Company filed separate income tax returns. Differences between this calculation of income taxes currently payable and consolidated amounts reported in the consolidated financial statements of the parent have been reflected as Net Hercules Group Investment.

  Net Hercules Group Investment

     The Net Hercules Group Investment account reflects the balance of WSP's historical earnings, intercompany amounts, income taxes, taxes accrued and deferred, foreign currency translation and other transactions between WSP and the Hercules Group.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. The adoption of SFAS No. 133 did not have a material effect on its earnings or statement of financial position.

     In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was to be effective October 1, 2000. Adoption of SAB 101 did not have a material effect on our profit from operations.

3. INVESTMENTS

     Total investments in affiliated companies were as follows:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Investment in FiberVisions L.L.C. ..........................  $124,323     $149,308
Investment in Aqualon Company...............................     1,815        1,815
                                                              --------     --------
Total Investments...........................................  $126,138     $151,123
                                                              ========     ========

     Summarized financial information for FiberVisions, L.L.C. at December 31 2000 and 1999 and the years then ended is as follows:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Current assets..............................................  $ 68,290     $ 70,676
Non-current assets..........................................   322,085      390,313
Current liabilities.........................................    45,535       47,711
Other non-current liabilities...............................    53,919       70,141

                                   WSP, INC.

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Net sales...................................................  $251,859     $253,648
Gross profit................................................    28,726       59,952
Net earnings................................................   (52,846)      26,650

     The summarized financial information above does not include certain intercompany assets and liabilities recorded in FiberVisions, L.L.C. These intercompany accounts have been reclassified to the Net Hercules Group Investment in accordance with the Company's accounting policy (see Note 2).

4. COMMITMENTS AND CONTINGENCIES

     WSP currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of WSP's management, none of such litigation as of December 31, 2000 is likely to have a material adverse effect on the financial position and results of operations of WSP.

5. NET HERCULES GROUP INVESTMENT

     Changes in net Hercules Group Investment were as follows:

                                                              (DOLLARS IN
                                                              THOUSANDS)
Balance, January 1, 1998....................................   $  1,815
  Net income................................................      3,490
  Other comprehensive income................................         --
  Intercompany transactions, net............................    131,507
                                                               --------
Balance, December 31, 1998..................................    136,812
  Net income................................................      8,488
  Other comprehensive income................................        627
  Intercompany transactions, net............................        116
                                                               --------
Balance, December 31, 1999..................................    146,043
  Net loss..................................................    (15,238)
  Other comprehensive income................................        910
  Intercompany transactions, net............................     (2,353)
                                                               --------
Balance, December 31, 2000..................................   $129,362
                                                               ========

6. ACQUISITIONS AND DIVESTITURES

     In July 1998, WSP acquired 49% of the shares of FiberVisions, LLC. This transaction was funded by Hercules and was recognized as an increase in equity investment by WSP.

7. INCOME TAXES

     The domestic components of income before taxes are presented below:

                                                          2000       1999       1998
                                                        --------    -------    ------
                                                           (DOLLARS IN THOUSANDS)
Domestic..............................................  $(23,443)   $13,059    $5,369
                                                        --------    -------    ------
                                                        $(23,443)   $13,059    $5,369
                                                        ========    =======    ======

                                   WSP, INC.

     A summary of the components of the tax provision follows:

                                                           2000       1999      1998
                                                          -------    ------    ------
                                                            (DOLLARS IN THOUSANDS)
Currently payable.......................................  $   919    $   99    $  116
Deferred................................................   (9,124)    4,472     1,763
                                                          -------    ------    ------
Provision for income taxes..............................  $(8,205)   $4,571    $1,879
                                                          =======    ======    ======

     Deferred tax (assets) liabilities at December 31, consist of the following:

                                                                 2000         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Partnership basis...........................................   $(4,143)      $4,981
                                                               -------       ------
Gross deferred tax liabilities..............................        --        4,981
Gross deferred tax assets...................................    (4,143)          --
                                                               -------       ------
                                                               $(4,143)      $4,981
                                                               =======       ======

     The effective tax rate for WSP was 35%.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

         (a) Documents filed as part of this Report:

             1. Financial Statements

                See Item 8 for an Index to the Consolidated Financial Statements of Hercules Incorporated.

             2. Financial Statement Schedules:


                Schedule II - Valuation and Qualifying Accounts............ 355


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2001.


                                          HERCULES INCORPORATED


                                          /s/ WILLIAM H. JOYCE
                                      By: ______________________________________
                                          William H. Joyce
                                          Chairman and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant in the capacities indicated on October 31, 2001.






PRINCIPAL EXECUTIVE OFFICER:
                                                            /s/ WILLIAM H. JOYCE
         Chairman and Chief Executive Officer               ________________________________
                                                            William H. Joyce

PRINCIPAL FINANCIAL OFFICER:
                                                            /s/ STUART C. SHEARS
         Vice President and Treasurer                       ________________________________
                                                            Stuart C. Shears

PRINCIPAL ACCOUNTING OFFICER:
                                                            /s/ FRED G. AANONSEN
         Vice President and Controller                      ________________________________
                                                            Fred G. Aanonsen

DIRECTORS:
      /s/ WILLIAM H. JOYCE                                  /s/
      ________________________________                      ________________________________
      William H. Joyce                                      Robert D. Kennedy

      /s/ JOHN G. DROSDICK                                  /s/ JEFFREY M. LIPTON
      ________________________________                      ________________________________
      John G. Drosdick                                      Jeffrey M. Lipton

      /s/ RICHARD M. FAIRBANKS, III                         /s/ PETER MCCAUSLAND
      ________________________________                      ________________________________
      Richard M. Fairbanks, III                             Peter McCausland

      /s/ SAMUEL J. HEYMAN                                  /s/ GLORIA SCHAFFER
      ________________________________                      ________________________________
      Samuel J. Heyman                                      Gloria Schaffer

      /s/ ALAN R. HIRSIG                                    /s/ PAULA A. SNEED
      ________________________________                      ________________________________
      Alan R. Hirsig                                        Paula A. Sneed

      /s/ EDITH E. HOLIDAY                                  /s/ RAYMOND TROUBH
      ________________________________                      ________________________________
      Edith E. Holiday                                      Raymond Troubh

     /s/ SUNIL KUMAR
     ________________________________                       ________________________________
     Sunil Kumar                                            Joe B. Wyatt

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

23              Consent of PricewaterhouseCoopers LLP



        *Previously filed.