Form 10-Q/A
period 2001-09-30
HERCULES INC
filed 2002-03-11
CIK 46989

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q/A


                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                          Commission file number 1-496

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

          Yes   X       No   ___


          As of October 31, 2001, 108,501,991 shares of registrant's common stock were outstanding.

                                EXPLANATORY NOTE

     Pursuant to Securities and Exchange Commission ("SEC") Regulation S-X, Rule 3-10, the Company is required to provide condensed consolidating financial information on the Company and its subsidiaries in a prescribed format in all periodic reports filed with the SEC. The information necessary to present the required disclosure was not available in time to be included in the Form 10-Q filed on November 14, 2001 for the quarterly period ended September 30, 2001. The Company has now completed the preparation of the required condensed consolidating financial information which is included in this Form 10-Q/A in
Note 16 to the financial statements. The Company has also amended the disclosure in Note 1 to the financial statements to reflect the inclusion of the required condensed consolidating financial statements.


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS


(Dollars in millions, except per share)                                                (Unaudited)
                                                                      Three Months                 Nine Months
                                                                         Ended                        Ended
                                                                      September 30,               September 30,
                                                                    2001         2000           2001         2000
                                                                    ----         ----           ----         ----
Net sales                                                         $   637      $   815      $ 2,009       $ 2,435
Cost of sales                                                         349          463        1,133         1,375
Selling, general, and administrative expenses                         179          210          564           613
Research and development                                               16           20           52            61
Goodwill and intangible asset amortization                             19           20           57            60
Other operating (income) expense, net                                  43         (105)         (19)          (83)
                                                                  --------     -------      --------      -------
Profit from operations                                                 31          207          222           409

Interest and debt expense                                              46           42          154           116
Preferred security distributions of subsidiary trusts                  15           23           44            69
Other expense, net                                                     (6)         (13)          (5)          (14)
                                                                  --------     -------      --------      -------
(Loss) income before income taxes and equity loss                     (36)         129           19           210
Provision for income taxes                                             29           54           67            83
                                                                  --------     -------      --------      -------
(Loss) income before equity loss                                      (65)          75          (48)          127
Equity loss of affiliated companies, net of tax                        (6)          --          (10)           --
                                                                  --------     -------      --------      -------
Net (loss) income                                                 $   (71)     $    75      $   (58)      $   127
                                                                  =======      =======      =======       =======
(Loss) earnings per share:
Basic                                                             $ (0.66)     $  0.70      $ (0.54)      $  1.19
                                                                  =======      =======      =======       =======
Diluted                                                           $ (0.66)     $  0.70      $ (0.54)      $  1.18
                                                                  =======      =======      =======       =======
Dividends per share                                               $    --      $  0.08      $    --       $  0.62
                                                                  =======      =======      =======       =======





                 See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET

(Dollars in millions)                                                             (Unaudited)
                                                                       September 30,        December 31,
                                                                            2001                 2000
                                                                            ----                 ----
ASSETS
Current assets
   Cash and cash equivalents                                             $    52               $    54
   Accounts and notes receivable, net                                        467                   550
   Other current assets                                                       74                    76
   Inventories
       Finished products                                                     133                   171
       Materials, supplies, and work in process                              110                   134
   Deferred income taxes                                                      41                    37
                                                                         -------               -------
       Total current assets                                                  877                 1,022

Property, plant, and equipment                                             2,267                 2,564
Accumulated depreciation and amortization                                 (1,330)               (1,460)
                                                                         -------               -------
Net property, plant, and equipment                                           937                 1,104

Goodwill and other intangible assets, net                                  2,292                 2,391
Other assets                                                                 755                   792
                                                                         -------               -------
       Total assets                                                      $ 4,861               $ 5,309
                                                                         =======               =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                      $   210               $   259
   Accrued expenses                                                          381                   385
   Short-term debt                                                           205                   261
   Income taxes payable                                                       66                    17
                                                                         -------               -------
       Total current liabilities                                             862                   922

Long-term debt                                                             2,022                 2,342
Deferred income taxes                                                        191                   187
Postretirement benefits and other liabilities                                428                   420
Commitments and contingencies                                                 --                    --
Company-obligated preferred securities of subsidiary trusts                  623                   622

Stockholders' equity
   Common stock (shares issued: 2001 -
       159,984,444; 2000 - 159,984,444)                                       83                    83
   Additional paid-in capital                                                703                   726
   Unearned compensation                                                    (108)                 (115)
   Other comprehensive losses                                               (189)                 (143)
   Retained earnings                                                       2,099                 2,157
                                                                         -------               -------
                                                                           2,588                 2,708
   Reacquired stock, at cost (shares: 2001-
        51,502,132; 2000 - 52,442,393)                                    (1,853)               (1,892)
                                                                         -------               -------
        Total stockholders' equity                                           735                   816
                                                                         -------               -------
           Total liabilities and stockholders' equity                    $ 4,861               $ 5,309
                                                                         =======               =======


                 See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW


(Dollars in millions)                                                                  (Unaudited)
                                                                             Nine Months Ended September 30,
                                                                                 2001                2000
                                                                                 ----                ----
Net cash provided by operations                                                $   72               $  86
                                                                               ------               -----
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                              (56)               (155)
Proceeds of investment and fixed asset disposals                                  347                 416
Acquisitions, net of cash acquired                                                 --                  (6)
Other, net                                                                         (7)                (22)
                                                                               ------               -----
    Net cash provided by investing activities                                     284                 233
                                                                               ======               =====
CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                                           323                 527
Long-term debt repayments                                                        (595)               (838)
Change in short-term debt                                                         (98)                 54
Common stock issued                                                                15                  10
Common stock reacquired                                                            (1)                 (1)
Dividends paid                                                                     --                 (86)
                                                                               ------               -----
    Net cash (used in) financing activities                                      (356)               (334)
                                                                               ------               -----
Effect of exchange rate changes on cash                                            (2)                 --
                                                                               ------               -----
Net (decrease) in cash and cash equivalents                                        (2)                (15)
Cash and cash equivalents - beginning of period                                    54                  63
                                                                               ------               -----
Cash and cash equivalents - end of period                                      $   52               $  48
                                                                               ======               =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
        Interest (net of amount capitalized)                                   $  112               $ 107
        Preferred security distributions of subsidiary trusts                      47                  62
        Income taxes                                                               26                  13
Noncash investing and financing activities:
        Incentive and other employee benefit plan stock issuances                   9                  12
        Acquisition of minority interest                                           --                 (11)


                See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME



(Dollars in millions)                             (Unaudited)
                                 Three Months Ended          Nine Months Ended
                                      September 30,            September 30,
                                  2001        2000         2001          2000
                                  ----        ----         ----          ----
Net (loss) income                 $ (71)      $  75        $ (58)       $ 127
Foreign currency translation         20         (18)         (46)         (83)
                                  -----       -----        -----        -----
Comprehensive (loss) income       $ (51)      $  57        $(104)       $  44
                                  =====       =====        =====        =====


                 See accompanying notes to financial statements.

                              HERCULES INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. These condensed consolidated financial statements of Hercules Incorporated ("Hercules" or the "Company") are unaudited, but in the opinion of management include all adjustments necessary to present fairly in all material respects Hercules' financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules' annual report on Form 10-K for the year ended December 31, 2000, as amended. Certain prior period amounts have been reclassified to conform to the current period presentation.


         Pursuant to Securities and Exchange Commission ("SEC") Regulation S-X, Rule 3-10, the Company is required to provide condensed consolidating financial information on the Company and its subsidiaries in a prescribed format in all periodic reports filed with the SEC. The information necessary to present the required disclosure was not available in time to be included in the Form 10-Q filed on November 14, 2001 for the quarterly period ended September 30, 2001. The Company has now completed the preparation of the required condensed consolidating financial information which is included in this Form 10-Q/A in
Note 16 to the financial statements.


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

3. Derivatives Instruments and Hedging - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). The standard requires that all derivative instruments be recorded on the balance sheet at their fair values. The Company has not designated any derivative as a hedge instrument and accordingly, changes in fair value of derivatives are recorded each period in earnings. The adoption of SFAS 133 did not result in a pre-tax or post-tax cumulative-effect-type adjustment to income, and did not result in a change to other comprehensive losses.

         Under procedures and controls established by the Company's risk management policies, the Company strategically enters into contractual arrangements (derivatives) in the ordinary course of business to reduce the exposure to foreign currency exchange rates and interest rates.

         The Company's risk management policies establish a variety of approved derivative instruments to be utilized in each risk management program and the level of exposure coverage based on the assessment of risk factors. Derivative instruments utilized include forwards, swaps and options. The Company has not designated any non-derivatives as hedging instruments.

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

4. Business Combinations and Intangible Assets - In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). For Hercules, these statements will generally become effective January 1, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

         SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment beginning January 1, 2002. Hercules is currently in the process of conducting an assessment of the actual impact of the non-amortization provision of SFAS 142 on its diluted earnings per share. The assessment of goodwill for impairment is a complex issue in which the Company must determine, among other things, the fair value of each defined component of its reporting units. It is, therefore, not possible at this time to reasonably estimate the impact that the impairment assessment provision will have on Hercules' financial statements.

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

5. The following table shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted-average number of shares of dilutive potential common stock:


(Amounts in millions, except per share data):                   Three Months               Nine Months
                                                                   Ended                      Ended
                                                                September 30,              September 30,
                                                             2001          2000         2001             2000
Basic
        Net (loss) income                                  $   (71)      $    75      $   (58)        $   127
        Weighted-average shares outstanding                  108.4         107.4        108.1           107.1
                                                           -------       -------      -------         -------
        (Loss) earnings per share                          $ (0.66)      $  0.70      $ (0.54)        $  1.19
                                                           =======       =======      =======         =======
Diluted
        Net (loss) income                                  $   (71)      $    75      $   (58)        $   127
        Interest on convertible debentures                      --            --           --              --
                                                           -------       -------      -------         -------
        Net (loss) income for (loss)
          earnings per share calculation                   $   (71)      $    75      $   (58)        $   127
                                                           =======       =======      =======         =======
        Weighted-average shares outstanding                  108.4         107.4        108.1           107.1
        Debentures                                             0.2           0.2          0.2             0.2
                                                           -------       -------      -------         -------
        Adjusted weighted-average shares                     108.6         107.6        108.3           107.3
                                                           -------       -------      -------         -------
        (Loss) earnings per share                          $ (0.66)      $  0.70      $ (0.54)        $  1.18
                                                           =======       =======      =======         =======

6. Costs and expenses include depreciation of $24 million and $32 million for the three months ended September 30, 2001 and 2000, respectively, and $77 million and $99 million for the nine months ended September 30, 2001 and 2000, respectively.

7. Other operating (income) expense for the three and nine months ended September 30, 2001 includes environmental charges of $2 million and $6 million, respectively. Both periods also include non-recurring restructuring charges of $45 million associated with the comprehensive cost reduction and work process redesign program (see Note 10), partially offset by $5 million and $7 million in restructuring reversals pertaining to prior year plans for the quarter and nine-month periods. The nine months ended September 30, 2001 includes $74 million in net gains from the sale of the Company's hydrocarbon resins business, select portions of its rosin resins business, its peroxy chemicals business and its 50% interest in Hercules-Sanyo, Inc. Partially offsetting these gains are $5 million of executive severance charges, $3 million in non-recurring fees related to the 2001 proxy contest and other matters and $1 million in project abandonment costs.

         Other operating (income) expense for the three and nine months ended September 30, 2000 includes integration costs associated with the BetzDearborn acquisition of $1 million and $4 million, respectively, environmental charges of $1 million and $7 million, respectively, and $9 million of net restructuring charges for both periods. Both periods also include the gain of $168 million on the sale of the Food Gums business, partially offset by $51 million of asset impairment charges primarily in the FiberVisions business. Additionally, the three and nine months ended September 30, 2000 include charges of $1 million and $25 million, respectively, associated with the sale of the nitrocellulose business, partially offset by $11 million in recoveries of insurance and environmental claims for the nine months ended September 30, 2000.

8.       Interest and debt costs are summarized as follows:


(Dollars in millions)          Three Months                 Nine Months
                                  Ended                        Ended
                               September 30,               September 30,
                           2001             2000       2001              2000
Costs incurred            $ 46              $ 45       $158              $124
Amount capitalized          --                 3          4                 8
                          ----              ----       ----              ----
Interest expense          $ 46              $ 42       $154              $116
                          ====              ====       ====              ====


9. Other expense, net, for the three and nine months ended September 30, 2001 includes approximately $3 million and $6 million, respectively, for litigation costs, $1 million and $4 million, respectively, of miscellaneous discounts and losses from the sale of assets of $2 million and $1 million, respectively. Interest income of $1 million and $4 million, respectively, is included for the three and nine month periods and foreign currency gains of approximately $4 million, partially offset by rent expense of $1 million are included in the nine months ended September 30, 2001. Litigation costs, rent expense and asset sales primarily relate to former operations of the Company.

         Other expense, net, for the three and nine months ended September 30, 2000 includes losses of $4 million and $2 million, respectively, associated with the sale of properties in the BetzDearborn division. Additionally, the three and nine month periods include litigation costs of $4 million and $6 million, respectively, primarily associated with former operations of the Company and bank charges of $1 million and $2 million, respectively. Miscellaneous discounts of $2 million and $3 million are also included for the three and nine month periods. Offsetting these expenses is interest income of $2 million and $6 million for the three and nine months ended September 30, 2000. The three and nine month periods also include miscellaneous costs of $2 million and $5 million, respectively, that pertain to the Company's foreign operations.

10. The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs of $53 million and $47 million, respectively, at September 30, 2001 and 2000. During September 2001, management authorized and committed to a plan to reduce the workforce as part of the comprehensive cost reduction and work process redesign program. The Company incurred restructuring charges of $45 million, which includes charges of $41 million for employee termination benefits and $4 million for exit costs related to facility closures. Under this plan, approximately 880 employees will be terminated. The plan includes reductions throughout the Company with the majority of them from support functions as well as the Process Chemicals and Services segment.

         The restructuring liabilities also include amounts relating to the 1998 plan initiated upon the acquisition of BetzDearborn and additional plans that the Company committed to in 2000 relating to the restructuring of the Process Chemicals and Services segment and corporate realignment due to the divestiture of non-core businesses. The total number of employee terminations relating to the 1998 plan is 889. The total number of employee terminations relating to the 2000 plans is 212. Actions under the 1998 plans were substantially complete as of December 31, 2000; actions under the 2000 plans will be substantially completed by the end of 2001.

         Pursuant to the above plans, approximately 280 employees were terminated during the nine months ended September 30, 2001. Cash payments during the periods ended September 30, 2001 and 2000 included $9 million and $43 million, respectively, for severance benefits and other exit costs. Severance benefits paid during the current year represent the continuing benefit streams of previously terminated employees as well as those terminated in the current year. During the second and third quarters of 2001, the Company completed assessments of the remaining expenditures for the 1998 BetzDearborn plan and the 2000 plans, respectively. As a result of these assessments, the estimates for severance benefits and other exit costs were lowered by $17 million, with corresponding reductions to goodwill and expense of $10 million and $7 million, respectively. The lower than planned severance benefits are the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

(Dollars in millions)                                             Nine Months Ended September 30,
                                                                     2001                2000
                                                                     ----                ----
Balance at beginning of year                                          $ 34               $ 77
    Additional termination benefits and other exit costs                45                 17
    Cash payments                                                       (9)               (43)
    Reversals                                                          (17)                (4)
                                                                      ----               ----
Balance at end of period                                              $ 53               $ 47
                                                                      ====               ====


         The balance at the end of the period represents severance benefits and other exit costs of which $45 million pertains to the 2001 restructuring plan, $4 million pertains to the 1998 BetzDearborn plan and $4 million relates to other restructuring plans initiated in 2000.

11.      A summary of short-term and long-term debt follows:


(Dollars in millions)                        September 30,         December 31,
                                                 2001                2000
                                                 ----                ----
SHORT-TERM:

Banks                                             $ 19              $118
Current maturities of long-term debt               186               143
                                                  ----              ----
                                                  $205              $261
                                                  ====              ====

         At September 30, 2001, the Company had $55 million of unused lines of credit that may be drawn as needed. Lines of credit in use at September 30, 2001 were $19 million.


(Dollars in millions)                                             September 30,           December 31,
                                                                       2001                   2000
                                                                       ----                   ----
LONG-TERM:

6.60% notes due 2027                                                 $   100               $   100
6.625% notes due 2003                                                    125                   125
11.125% senior notes due 2007                                            400                   400
8% convertible subordinated debentures due 2010                            3                     3
Term loan tranche A due in varying amounts through 2003                  543                   875
Term loan tranche D due 2005                                             372                   375
Revolving credit agreement due 2003                                      517                   437
ESOP debt                                                                 84                   101
Term notes at various rates from 5.23% to 9.60% due
        in varying amounts through 2006                                   58                    65
Other                                                                      6                     4
                                                                     -------               -------
                                                                     $ 2,208               $ 2,485
Current maturities of long-term debt                                    (186)                 (143)
                                                                     -------               -------
Net long-term debt                                                   $ 2,022               $ 2,342
                                                                     =======               =======

         In 1998, the Company entered into a $3,650 million credit facility with a syndicate of banks, which includes varying maturity term loans totaling $2,750 million, of which $543 million was outstanding at September 30, 2001. In addition, the facility includes a $900 million revolving credit agreement, of which $517 million was outstanding at September 30, 2001. Through this revolving credit facility, a Canadian subsidiary of the Company can borrow up to U.S. $100 million equivalent from select lenders in Canada in Canadian dollars. As of September 30, 2001, $66 million was outstanding under this facility. As of September 30, 2001, $291 million of the multi-currency revolver was available for use, however the Company's incremental borrowing capacity was approximately $143 million. Actual availability under the revolving credit agreement is constrained by the Company's ability to meet covenants in its senior credit facility.

         On January 23, 2001, the Company's corporate credit rating was downgraded by Standard & Poor's Rating Services to BB, which resulted in an increase to the interest rates on the term loan tranche A to LIBOR + 2.75%, on term loan tranche D to LIBOR + 3.25% and on the ESOP credit facility to 12.95%.

         Both the Company's senior credit facility and its ESOP credit facility require quarterly compliance with certain financial covenants, including a debt/EBITDA ratio ("leverage ratio"), an interest coverage ratio and minimum net worth. Due to a delay in closing the sales of various Resins businesses, which in turn delayed the pay down of debt, debt as of March 31, 2001 was significantly higher than planned. As a result, the Company would have been out of compliance with the leverage ratio covenant of its senior credit facility and ESOP credit facility as of that date. On April 5, 2001, the Company's senior credit facility bank syndicate and ESOP lender granted waivers with respect to compliance with the leverage ratio as of March 31, 2001 and one other covenant. In July 2001 and August 2001, respectively, the Company's senior credit facility and its ESOP credit facility were amended to modify certain covenants.

         While the Company expects to remain in compliance with its debt covenants, future compliance is dependent upon generating sufficient EBITDA and cash flow, which are, in turn, impacted by business performance, economic climate, competitive uncertainties and possibly the resolution of contingencies, including those set forth in Note 13.

         If the Company is not in compliance with debt covenants in the future, it would pursue various alternatives, which may include, among other things, refinancing of debt, debt covenant amendments or debt covenant waivers. However, there can be no assurance that the Company would be successful in pursuing these alternatives.

12. Guaranteed Preferred Beneficial Interests in Subordinated Debentures consists of:

(Dollars in millions)                                September 30,     December 31,
                                                         2001              2000
                                                         ----              ----
9.42% Trust Originated Preferred Securities              $362              $362
6 1/2% CRESTS Units                                       261               260
                                                         ----              ----
                                                         $623              $622
                                                         ====              ====


13.      Commitments and Contingencies

ENVIRONMENTAL LITIGATION

         Hercules has been identified as a potentially responsible party ("PRP") by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for the investigation and cleanup is between $82 million and $255 million. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30.

         Hercules becomes aware of sites in which it may be named a PRP in investigatory and/or remedial activities through correspondence from the U.S. Environmental Protection Agency (the "EPA"), or other government agencies, or through correspondence from previously named PRPs, who either request information or notify Hercules of its potential liability. Hercules has established procedures for identifying environmental issues at its plant sites. In addition to environmental audit programs, Hercules has environmental coordinators who are familiar with environmental laws and regulations and act as a resource for identifying environmental issues.

         On April 10, 2001, the United States Court of Appeals for the Eighth Circuit ("Appeals Court") issued an opinion in the United States, et al. v. Vertac Corporation, et al. In that opinion, the Appeals Court reversed an October 12, 1993 grant of partial summary judgment by the U.S. District Court for the Eastern District of Arkansas ("District Court"), which had held Hercules jointly and severally liable for costs incurred and to be incurred at the Jacksonville site, among other things, and remanded the case back to the District Court for a determination of whether the harms at the site giving rise to the government's claims are divisible. The Appeals Court also vacated the District Court's finding that Hercules was liable for 97.4% of the costs at issue, ordering that these issues be revisited following further proceedings with respect to divisibility. Finally, the Appeals Court affirmed the judgment of liability against Uniroyal.

         The trial on remand commenced on October 8, 2001 and continued through October 19, 2001. Proceedings are scheduled to resume on December 11, 2001. At the trial, Hercules presented both facts and law to the District Court in support of its belief that it should not be liable under CERCLA for some or all of the costs incurred by the government in connection with the site because those harms are divisible. Should Hercules prevail on remand, any liability to the government will be either eliminated or reduced.

         In 1992, Hercules brought suit against its insurance carriers for past and future costs for cleanup of certain environmental sites, Hercules Incorporated v. Aetna Casualty & Surety Company, et al., Del. Super, C.A. No. 92C-10-105 and 90C-FE-195-1-CV (consolidated). In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas site (see discussion above) was completed. The jury returned a "Special Verdict Form" with findings that, in conjunction with the trial court's findings, were used by the trial court to enter a judgment in August 1999. The judgment determined the amount of Hercules' recovery for past cleanup expenditures and stated that Hercules is entitled to similar coverage for costs incurred since September 30, 1997 and in the future. Hercules has not included any insurance recovery in the estimated range of possible investigation and cleanup costs above. Since entry of the trial court's August 1999 order, Hercules has entered into settlement agreements with several of its insurance carriers and has recovered certain settlement monies. The terms of those settlements and the amounts recovered are confidential. Hercules appealed certain of the trial court's rulings to the Delaware Supreme Court. On August 15, 2001, the Delaware Supreme Court issued a decision in Hercules Incorporated v. Aetna Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-1-CV (consolidated). In its decision, the Delaware Supreme Court affirmed the trial court in part, reversed the trial court in part, and remanded the case for further proceedings. The specific basis upon which the Delaware Supreme Court reversed the trial court was the trial court's application of pro rata allocation to determine the extent of the insurers' liability. At this time, proceedings at the trial court have not yet commenced.

         At September 30, 2001, the accrued liability of $82 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules.

OTHER LITIGATION

         Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage and personal injury matters.

         Hercules is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to asbestos fibers from resin-encapsulated pipe and tank products which were sold by a former subsidiary of Hercules to a limited industrial market, or from alleged exposure to asbestos contained in facilities owned or operated by Hercules. Lawsuits are received and matters are settled on a regular basis. In December 1999, Hercules entered into a Settlement Agreement to resolve the majority of such matters then pending. In connection with that settlement, Hercules entered into an agreement with several of its insurance carriers pursuant to which a majority of the amounts paid will be insured. The terms of both agreements are confidential. During 2000 and 2001, Hercules entered into additional settlement agreements. The terms of these settlements are also confidential. In accordance with the terms of the agreement with several of Hercules' insurance carriers, the majority of the amounts paid and to be paid pursuant to these various settlement agreements will be insured. Further, Hercules continues to pursue additional insurance coverage from carriers who were not part of the previously mentioned agreement.

         Since the beginning of September 2001, Hercules, along with the other defendants in the Thomas & Thomas Rodmakers action, (Case No. CV 99 07796 GHK
(CTx), U.S. District Court, Central District of California), has been sued in nine California state court purported class actions brought on behalf of indirect purchasers of carbon fiber. Six of these actions have been brought in the Superior Court of California, Los Angeles County, and are captioned as follows: Alden W. Badal, on behalf of himself and all others similarly situated,
v. Newport Adhesives and Composites, Inc., Case No. BC258615; Sean Connolly, on behalf of himself and all others similarly situated, v. Newport Adhesives and Composites, Inc., Case No. BC259202; Perry Proiette, on behalf of himself and all others similarly situated, v. Newport Adhesives and Composites, Inc., et al., Case No. BC257764; Gary Regier, on behalf of himself and all others similarly situated, v. Newport Adhesives and Composites, Inc., et al., Case No. BC258961; Todd Simon, on behalf of himself and all others similarly situated, v. Newport Adhesives and Composites, Inc., et al., Case No. BC258404; and Jonathan Yolles, on behalf of himself and all others similarly situated, v. Newport Adhesives and Composites, Inc., et al., Case No. BC258671. Two of these actions have been filed in the Superior Court of California, San Francisco County, and are captioned as follows: Jubal DeLong, on behalf of himself and all others similarly situated, v. Amoco Polymers, Inc., et al., Case No. 400652; and Elisa Langsam, on behalf of herself and all others similarly situated, v. Newport Adhesives and Composites, Inc., et al., Case No. 400408. Finally, one of these actions has been brought in the Superior Court of California, San Joaquin County
- Stockton Branch, and is captioned as follows: Louis V. Ambrosio, Jr., on behalf of himself and all others similarly situated, v. Amoco Polymers, Inc., et al., Case No. CV015559. These actions all allege violations of the California Business and Professions Code relating to alleged price fixing of carbon fiber and unfair competition. Currently, steps are being taken to consolidate these various actions. Hercules will deny liability and will vigorously defend each of these actions.

         In May 2001, the Supreme Court of New York accepted a Special Referee's Report and rejected Hercules' position in a case captioned Hexcel Corporation v. Hercules Incorporated, Index No. 602293/99, Supreme Court of New York, County of New York. In February 2001, Hexcel moved to confirm the Special Referee's Report and Hercules crossmoved to confirm in part and reject in part the Special Referee's Report. The Special Referee's Report, issued in January 2001, recommended that Hercules be found liable to Hexcel for a total of approximately $7.3 million plus interest. As a result, a judgment was entered against Hercules in the amount of approximately $10 million. Hercules believes the court's decision is incorrect, at least in part, as a matter of law and has appealed the trial court's decision.

         In December 1999, BetzDearborn and Bill Blythe, its employee, were sued by M.C. Dixon Lumber Company, Inc. (M.C. Dixon Lumber Company, Inc. v. BetzDearborn and Bill Blythe, Circuit Court of Barbour County, Alabama, Case No. 99-0177). In this lawsuit, M.C. Dixon sought recovery for alleged damage to wood drying kilns and other equipment, as well as lost production and other consequential damages. M.C. Dixon alleged that these damages were caused by BetzDearborn's negligence and breach of contract in the administration of the water treatment program at M.C. Dixon's plant. On September 4, 2001, this case went to trial. During the course of the trial, Hercules agreed to settle this case for an amount which is confidential, but was in excess of $1.75 million. In connection with that settlement, Hercules reached an agreement with one of BetzDearborn's insurance carriers whereby BetzDearborn paid $1.75 million of the settlement amount (that amount being the total of BetzDearborn's deductibles under certain insurance policies) and that carrier paid the rest. As a condition of that settlement, BetzDearborn and that carrier agreed that all amounts above $1 million each may be subject to reallocation based on the possible contribution by one of BetzDearborn's other insurance carriers, as well as various potential coverage issues. While the outcome of the reallocation process will not be known until it occurs, it is possible that BetzDearborn could receive a partial refund of the amount it has paid to date, thereby reducing its contribution to below $1.75 million; under no circumstances, however, will BetzDearborn's total share of the settlement be less than $1 million or greater than $3.5 million.

         On September 28, 2000, Hercules sold its Food Gums Division to CP Kelco ApS, a joint venture that Hercules entered into with Lehman Brothers Merchant Banking Partners II, L.P. CP Kelco also acquired the biogums business of Pharmacia Corporation (formerly Monsanto Company). In April 2001, CP Kelco U.S., Inc., a wholly-owned subsidiary of CP Kelco ApS, sued Pharmacia (CP Kelco U.S., Inc. v. Pharmacia Corporation, United States District Court for the District of Delaware, Case No. 01-240-RRM) alleging federal securities fraud, common law fraud, breach of warranties and representations and equitable fraud. In essence, the lawsuit alleges that Pharmacia misrepresented the value of the biogums business, resulting in damages to CP Kelco U.S., including the devaluation of CP Kelco U.S.' senior debt by the securities markets. The complaint seeks over $430 million in direct damages, as well as punitive damages. In June 2001, Pharmacia filed a third-party complaint against Lehman and Hercules. That complaint seeks contribution and indemnification from Hercules and Lehman, jointly and severally, for any damages that may be awarded to CP Kelco U.S. in its action against Pharmacia. This lawsuit is in early discovery. Hercules believes that the third-party lawsuit against Hercules and Lehman is without merit. Hercules has denied any liability to Pharmacia and will vigorously defend this action.

         At September 30, 2001, the consolidated balance sheet reflects a current liability of approximately $23 million for litigation and claims. These amounts represent management's best estimate of the probable and reasonably estimable losses and recoveries related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

14.      Segment Information

(Dollars in millions)                           Three Months                  Nine Months
                                                   Ended                        Ended
                                               September 30,                 September 30,
                                           2001            2000          2001            2000
Net Sales:
     Process Chemicals and Services     $   418         $   443       $ 1,239         $ 1,292
     Functional Products (a)                138             199           415             614
     Chemical Specialties (b)                81             173           355             530
     Reconciling Items                       --              --            --              (1)
                                        -------         -------       -------         -------
           Consolidated                 $   637         $   815       $ 2,009         $ 2,435
                                        =======         =======       =======         =======
Profit from Operations:
     Process Chemicals and Services     $    79         $    74       $   208         $   232
     Functional Products (a)                 33              45            94             150
     Chemical Specialties (b)                 7              13            33              46
     Reconciling Items                      (88)(c)          75(d)       (113)(c)         (19)(d)
                                        -------         -------       -------         -------
           Consolidated                 $    31         $   207       $   222         $   409
                                        =======         =======       =======         =======




               (a) Net sales and Profit from operations in 2001 reflect the divestitures of the food gums and nitrocellulose businesses in 2000.

               (b) Net sales and Profit from operations in 2001 reflect the divestiture of the hydrocarbon resins, select rosins resins and the peroxy chemicals businesses in 2001.

               (c) Includes the following for the quarter and nine-month periods ended September 30, 2001, respectively: goodwill and intangible asset amortization of $19 million and $57 million, environmental charges of $2 million and $6 million and $27 million and $72 million of other corporate items not specifically allocated to the business segments. Both periods also include $45 million of non-recurring restructuring charges relating to the 2001 cost reduction program (see Note 10), partially offset by $5 million and $7 million in restructuring reversals pertaining to prior year plans for the quarter and nine-month periods, respectively. In addition, the nine-month period includes $74 million in net gains from the sale of the hydrocarbon resins business, select portions of the rosins resins business and the peroxy chemicals business. Partially offsetting these gains are $5 million in executive severance charges, $3 million in non-recurring fees related to the 2001 proxy contest and other matters, $5 million in pre-payment penalties relating to the ESOP credit facility and $1 million in project abandonment costs.

               (d) Includes the following for the quarter and nine-month periods ended September 30, 2000, respectively: goodwill and intangible asset amortization of $22 million and $65 million, integration costs of $1 million and $4 million, environmental charges of $1 million and $7 million, net restructuring charges of $9 million for both periods, a gain on the sale of the Food Gums business of $168 million for both periods, asset impairment charges of $51 million for both periods and $9 million and $37 million of other corporate items not specifically allocated to the business segments. Additionally, the quarter and nine-month periods include $1 million and $25 million, respectively, of charges associated with the sale of the nitrocellulose business, partially offset by $11 million of recoveries of insurance and environmental claims for the nine-month period.

15.      Divestitures

         On May 1, 2001, the Company completed the sale of its hydrocarbon resins business and select portions of its rosin resins business to a subsidiary of Eastman Chemical Company, receiving proceeds of approximately $244 million. On May 31, 2001, the Company completed the sale of its peroxy chemicals business to GEO Specialty Chemicals, Inc., receiving proceeds of approximately $92 million. Additionally, on May 25, 2001, the Company completed the sale of its interest in Hercules - Sanyo, Inc., a toner resin joint venture, to Sanam Corporation, a wholly owned subsidiary of Sanyo Chemicals Industries, Ltd., its joint venture partner. The Resins division, including the businesses that the Company has sold, had approximately $450 million in net sales in 2000.

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

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2001


                                                                                       (Unaudited)
                                                                                   (Millions of Dollars)
                                                        ----------------------------------------------------------------------------
                                                                       Unconsolidated
                                                        --------------------------------------------
                                                                         Guarantor     Non-Guarantor   Eliminations &
                                                         Parent         Subsidiaries    Subsidiaries    Adjustments     Consolidated
                                                        ----------------------------------------------------------------------------
Net sales                                               $  91               $ 294        $ 305          $ (53)            $ 637
Cost of sales                                              60                 167          175            (53)              349
Selling, general, and administrative expenses              17                  70           92             --               179
Research and development                                    5                   9            2             --                16
Goodwill and intangible asset amortization                  1                  13            5             --                19
Other operating expenses (income), net                     13                  11           19             --                43
                                                        -----               -----        -----          -----             -----
(Loss) profit from operations                              (5)                 24           12             --                31

Interest and debt expense (income)                         76                 (47)          17             --                46
Preferred security distributions of subsidiary trusts      --                  --           15             --                15
Other (expense) income, net                                (1)                134         (140)             1                (6)
                                                        -----               -----        -----          -----             -----
(Loss) income before income taxes and equity income
 (loss)                                                   (82)                205         (160)             1               (36)
Provision (benefit) for income taxes                        4                  53          (28)            --                29
                                                        -----               -----        -----          -----             -----
(Loss) income before equity income (loss)                 (86)                152         (132)             1               (65)
Equity loss of affiliated companies                        --                  --           (6)            --                (6)
Equity income (loss) from consolidated subsidiaries        15                (193)          --            178                --
                                                        -----               -----        -----          -----             -----
Net (loss) income                                       $ (71)              $ (41)       $(138)         $ 179             $ (71)
                                                        =====               =====        =====          =====             =====


Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2000


                                                                                       (Unaudited)
                                                                                   (Millions of Dollars)
                                                        ----------------------------------------------------------------------
                                                                       Unconsolidated
                                                        --------------------------------------------
                                                                         Guarantor     Non-Guarantor   Eliminations &
                                                         Parent         Subsidiaries    Subsidiaries     Adjustments   Consolidated
                                                        ----------------------------------------------------------------------------
Net sales                                                  $ 159           $ 391        $ 454            $(189)          $ 815
Cost of sales                                                113             261          281             (192)            463
Selling, general, and administrative expenses                 24              89           98               (1)            210
Research and development                                      10               9            1               --              20
Goodwill and intangible asset amortization                     4               9            7               --              20
Other operating expenses (income), net                        13              57         (175)              --            (105)
                                                           -----           -----        -----            -----           -----
(Loss) profit from operations                                 (5)            (34)         242                4             207

Interest and debt expense (income)                            73             (34)           3                               42
Preferred security distributions of subsidiary trusts         --              --           23               --              23
Other (expense) income, net                                  (24)             38          (27)              --             (13)
                                                           -----           -----        -----            -----           -----
(Loss) income before income taxes and equity income
  (loss)                                                    (102)             38          189                4             129
Provision (benefit) for income taxes                          41             (36)          49               --              54
                                                           -----           -----        -----            -----           -----
(Loss) income before equity income (loss)                   (143)             74          140                4              75
Equity income (loss) from consolidated subsidiaries          218              31           (1)            (248)             --
                                                           -----           -----        -----            -----           -----
Net income (loss)                                          $  75           $ 105        $ 139            $(244)          $  75
                                                           =====           =====        =====            =====           =====

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2001


                                                                                       (Unaudited)
                                                                                   (Millions of Dollars)
                                                        ----------------------------------------------------------------------
                                                                       Unconsolidated
                                                        --------------------------------------------
                                                                         Guarantor     Non-Guarantor   Eliminations &
                                                         Parent         Subsidiaries    Subsidiaries     Adjustments   Consolidated
                                                        ----------------------------------------------------------------------------
Net sales                                                   $   335        $   936       $   959        $  (221)        $ 2,009
Cost of sales                                                   232            567           556           (222)          1,133
Selling, general, and administrative expenses                    51            239           274             --             564
Research and development                                         23             23             6             --              52
Goodwill and intangible asset amortization                        2             39            16             --              57
Other operating expenses (income), net                          (62)            28            15             --             (19)
                                                            -------        -------       -------        -------         -------
Profit (loss) from operations                                    89             40            92              1             222

Interest and debt expense (income)                              248           (150)           56             --             154
Preferred security distributions of subsidiary trusts            --             --            44             --              44
Other income (expense), net                                      --              7           (13)             1              (5)
                                                            -------        -------       -------        -------         -------

(Loss) income before income taxes and equity income
  (loss)                                                       (159)           197           (21)             2              19
(Benefit) provision for income taxes                            (14)            88            (7)            --              67
                                                            -------        -------       -------        -------         -------
(Loss) income before equity income (loss)                      (145)           109           (14)             2             (48)
Equity loss of affiliated companies                              --             --           (10)            --             (10)
Equity income (loss) from consolidated subsidiaries              87            (99)            1             11              --
                                                            -------        -------       -------        -------         -------
Net (loss) income                                           $   (58)       $    10       $   (23)       $    13         $   (58)
                                                            =======        =======       =======        =======         =======

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2000


                                                                                       (Unaudited)
                                                                                   (Millions of Dollars)
                                                        ----------------------------------------------------------------------
                                                                       Unconsolidated
                                                        --------------------------------------------
                                                                         Guarantor     Non-Guarantor   Eliminations &
                                                         Parent         Subsidiaries    Subsidiaries     Adjustments    Consolidated
                                                        ----------------------------------------------------------------------------
Net sales                                                $   463         $ 1,173        $ 1,350        $  (551)          $ 2,435
Cost of sales                                                331             772            828           (556)            1,375
Selling, general, and administrative expenses                 62             257            295             (1)              613
Research and development                                      25              27              9             --                61
Goodwill and intangible asset amortization                     5              36             19             --                60
Other operating expenses (income), net                         8              83           (174)            --               (83)
                                                         -------         -------        -------        -------           -------
Profit (loss) from operations                                 32              (2)           373              6               409

Interest and debt expense (income)                           204             (78)           (10)            --               116
Preferred security distributions of subsidiary trusts         --              --             69             --                69
Other (expense) income, net                                  (29)             37            (22)            --               (14)
                                                         -------         -------        -------        -------           -------

(Loss) income before income taxes and equity income
  (loss)                                                    (201)            113            292              6               210
(Benefit) provision for income taxes                          (3)             (9)            95             --                83
                                                         -------         -------        -------        -------           -------
(Loss) income before equity income (loss)                   (198)            122            197              6               127
Equity income (loss) from consolidated subsidiaries          325             102              1           (428)               --
                                                         -------         -------        -------        -------           -------
Net income (loss)                                        $   127         $   224        $   198        $  (422)          $   127
                                                         =======         =======        =======        =======           =======

Condensed Consolidating Balance Sheet
September 30, 2001



                                                                                       (Unaudited)
                                                                                   (Millions of Dollars)
                                                        ----------------------------------------------------------------------
                                                                       Unconsolidated
                                                        --------------------------------------------
                                                                         Guarantor     Non-Guarantor   Eliminations &
                                                         Parent         Subsidiaries    Subsidiaries    Adjustments     Consolidated
                                                        ----------------------------------------------------------------------------
ASSETS
Current assets
 Cash and cash equivalents                            $     3          $     6         $    43         $    --            $    52
 Accounts and notes receivable, net                        92              172             277              --                541
 Intercompany receivables                                 109               23             109            (241)                --
 Inventories                                               41               95             116              (9)               243
 Deferred income taxes                                     28                1              12              --                 41
                                                      -------          -------         -------         -------            -------
 Total current assets                                     273              297             557            (250)               877

Property, plant, and equipment, net                       193              336             408              --                937
Investments in subsidiaries                             4,280            1,475              51          (5,806)                --
Goodwill and other intangible assets, net                  33            1,427             832              --              2,292
Other assets                                              623               11             121              --                755
                                                      -------          -------         -------         -------            -------
 Total assets                                         $ 5,402          $ 3,546         $ 1,969         $(6,056)           $ 4,861
                                                      =======          =======         =======         =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                          54               53             103              --                210
 Accrued expenses                                          82              222             143              --                447
 Intercompany payables                                    130               23              96            (249)                --
 Short-term debt                                          171                4              30              --                205
                                                      -------          -------         -------         -------            -------
 Total current liabilities                                437              302             372            (249)               862

Long-term debt                                          1,938               80               4              --              2,022
Deferred income taxes                                      82               51              58              --                191
Postretirement benefits and other liabilities             240              145              43              --                428
Company-obligated preferred securities of
 subsidiary trusts                                         --               --             623              --                623
Intercompany notes payable/(receivable)                 1,970           (1,154)           (816)             --                 --
Stockholders' equity                                      735            4,122           1,685          (5,807)               735
                                                      -------          -------         -------         -------            -------
 Total liabilities and stockholders' equity           $ 5,402          $ 3,546         $ 1,969         $(6,056)           $ 4,861
                                                      =======          =======         =======         =======            =======

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2001


                                                                                       (Unaudited)
                                                                                   (Millions of Dollars)
                                                        ----------------------------------------------------------------------
                                                                       Unconsolidated
                                                        --------------------------------------------
                                                                         Guarantor     Non-Guarantor
                                                         Parent         Subsidiaries    Subsidiaries   Eliminations     Consolidated
                                                        ----------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                $(293)           $ 382          $  (8)         $  (9)            $  72

CASH FLOW FROM INVESTING ACTIVITIES:

  Capital expenditures                                     (10)             (13)           (33)            --               (56)
  Proceeds of investment and fixed asset disposals         223                2            122             --               347
  Other, net                                                --                1             (8)            --                (7)
                                                         -----            -----          -----          -----             -----
  Net cash provided by (used in) investing activities      213              (10)            81             --               284
                                                         -----            -----          -----          -----             -----
CASH FLOW FROM FINANCING ACTIVITIES:

  Long-term debt proceeds                                  322               --              1             --               323
  Long-term debt repayments                               (559)             (16)           (20)            --              (595)
  Change in short-term debt                                 --               --            (98)            --               (98)
  Change in intercompany, noncurrent                       305             (357)            52             --                --
  Common stock issued                                       15               --             --             --                15
  Common stock reacquired                                   (1)              --             --             --                (1)
  Dividends paid                                            --               --             (9)             9                --
                                                         -----            -----          -----          -----             -----
  Net cash provided by (used in) financing activities       82             (373)           (74)             9              (356)
                                                         -----            -----          -----          -----             -----
Effect of exchange rate changes on cash                     --               --             (2)            --                (2)
                                                         -----            -----          -----          -----             -----
Net increase (decrease) in cash and cash equivalents         2               (1)            (3)            --                (2)
Cash and cash equivalents at beginning of period             1                7             46             --                54
                                                         -----            -----          -----          -----             -----
Cash and cash equivalents at end of period               $   3            $   6          $  43          $  --             $  52
                                                         =====            =====          =====          =====             =====

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2000


                                                                                       (Unaudited)
                                                                                   (Millions of Dollars)
                                                        ----------------------------------------------------------------------
                                                                       Unconsolidated
                                                        --------------------------------------------
                                                                         Guarantor     Non-Guarantor
                                                         Parent         Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                                        ----------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                 $(178)         $ 205          $  87           $ (28)          $  86

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (29)           (24)          (102)             --            (155)
  Proceeds of investment and fixed asset disposals           --             12            404              --             416
  Acquisitions, net of cash acquired                         (6)            --             --              --              (6)
  Other, net                                                 (7)           (10)            (5)             --             (22)
                                                          -----          -----          -----           -----           -----
  Net cash (used in) provided by investing activities       (42)           (22)           297              --             233
                                                          -----          -----          -----           -----           -----
CASH FLOW FROM FINANCING ACTIVITIES:

  Long-term debt proceeds                                   500             25              2              --             527
  Long-term debt repayments                                (814)           (19)            (5)             --            (838)
  Change in short-term debt                                  --             --             54              --              54
  Change in intercompany, noncurrent                        612           (209)          (403)             --              --
  Common stock issued                                        10             --             --              --              10
  Common stock reacquired                                    (1)            --             --              --              (1)
  Dividends paid                                            (86)            --            (28)             28             (86)
                                                          -----          -----          -----           -----           -----
  Net cash provided by (used in) financing activities       221           (203)          (380)             28            (334)
                                                          -----          -----          -----           -----           -----
Effect of exchange rate changes on cash                      --             --             --              --              --
                                                          -----          -----          -----           -----           -----
Net increase (decrease) in cash and cash equivalents          1            (20)             4              --             (15)
Cash and cash equivalents at beginning of period              2             23             38              --              63
                                                          -----          -----          -----           -----           -----
Cash and cash equivalents at end of period                $   3          $   3          $  42           $  --           $  48
                                                          =====          =====          =====           =====           =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, "quarter" and "nine-month period" refer to the third quarter of 2001 and the nine months ended September 30, 2001. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

         The table below reflects Net sales and Profit from operations for the quarters and nine months ended September 30, 2001 and September 30, 2000.


(Dollars in millions)                              Three Months                           Nine Months
                                                      Ended                                   Ended
                                                   September 30,                           September 30,
                                            2001                    2000          2001                     2000
                                            ----                    ----           ----                     ----
Net Sales:
     Process Chemicals and Services      $   418                  $   443        $ 1,239                  $ 1,292
     Functional Products (a)                 138                      199            415                      614
     Chemical Specialties (b)                 81                      173            355                      530
     Reconciling Items                        --                       --             --                       (1)
                                         -------                  -------        -------                  -------
          Consolidated                   $   637                  $   815        $ 2,009                  $ 2,435
                                         =======                  =======        =======                  =======

Profit from Operations:
     Process Chemicals and Services      $    79                  $    74        $   208                  $   232
     Functional Products (a)                  33                       45             94                      150
     Chemical Specialties (b)                  7                       13             33                       46
     Reconciling Items                       (88)(c)                   75(d)        (113)(c)                  (19)(d)
                                         -------                  -------        -------                  -------
          Consolidated                   $    31                  $   207        $   222                  $   409
                                         =======                  =======        =======                  =======

               (a) Net sales and Profit from operations in 2001 reflect the divestitures of the food gums and nitrocellulose businesses in 2000.

               (b) Net sales and Profit from operations in 2001 reflect the divestiture of the hydrocarbon resins, select rosins resins and the peroxy chemicals business in 2001.

               (c) Includes the following for the quarter and nine-month periods ended September 30, 2001, respectively: goodwill and intangible asset amortization of $19 million and $57 million, environmental charges of $2 million and $6 million and $27 million and $72 million of other corporate items not specifically allocated to the business segments. Both periods also include $45 million of non-recurring restructuring charges relating to the 2001 cost reduction program (see Note 10 in Notes to Financial Statements), partially offset by $5 million and $7 million in restructuring reversals pertaining to prior year plans for the quarter and nine-month periods, respectively. In addition, the nine-month period includes $74 million in net gains from the sale of the hydrocarbon resins business, select portions of the rosins resins business and the peroxy chemicals business. Partially offsetting these gains are $5 million in executive severance charges, $3 million in non-recurring fees related to the 2001 proxy contest and other matters, $5 million in pre-payment penalties relating to the ESOP credit facility and $1 million in project abandonment costs.

               (d) Includes the following for the quarter and nine-month periods ended September 30, 2000, respectively: goodwill and intangible asset amortization of $22 million and $65 million, integration costs of $1 million and $4 million, environmental charges of $1 million and $7 million, net restructuring charges of $9 million for both periods, a gain on the sale of the Food Gums business of $168 million for both periods, asset impairment charges of $51 million for both periods and $9 million and $37 million of other corporate items not specifically allocated to the business segments. Additionally, the quarter and nine-month periods include $1 million and $25 million, respectively, of charges associated with the sale of the nitrocellulose business, partially offset by $11 million of recoveries of insurance and environmental claims for the nine-month period.

         The discussion that follows speaks to comparisons in the table through Profit from operations.

         Consolidated net sales were $637 million for the third quarter and $2,009 million for the nine-month period. This compares with $815 million and $2,435 million for the corresponding periods in 2000, reflecting a decrease of 22% and 17% compared with the prior year quarter and nine-month period, respectively. Total volumes decreased 25% and 26%, respectively, for the quarter and nine-month period versus the comparable periods in 2000, reflecting the effects of businesses divested in June 2000, September 2000 and May 2001, coupled with a global economic slowdown in the Pulp and Paper sector. Excluding divested businesses, consolidated Net sales were $637 million for the quarter and $1,896 million for the nine-month period, a decrease of 6% and 5%, respectively, from the same periods last year. The stronger U.S. dollar, relative to foreign currencies, continues to negatively impact sales and profits and is attributable for approximately one half of the net sales decline. Contributing to the decline is reduced volume in all business divisions, except BetzDearborn, for the quarter and nine-month period versus comparable periods in 2000. Net sales declined 4% in both the North American region and Asia Pacific region, declined 9% in Europe and remained flat in the Latin American region in the nine-month period.

         Consolidated Profit from operations was $31 million for the quarter, a decrease of 85% from 2000, and $222 million for the nine-month period, a decrease of 46% from 2000. Profit from operations in 2001 includes $74 million of pre-tax non-recurring gains, partially offset by $45 million of non-recurring restructuring charges associated with the 2001 cost reduction program. The gains result from the sales of the hydrocarbon resins, select portions of the rosin resins and the peroxy chemicals businesses. Profit from operations in 2000 was favorably impacted by a $168 million non-recurring gain associated with the sale of the Food Gums business, partially offset by non-recurring losses associated with the divestiture of the nitrocellulose business. Excluding divested businesses and non-recurring items, Profit from operations was $71 million and $83 million, respectively, for the quarters ended September 30, 2001 and 2000, and $188 million and $261 million, respectively, for the nine-month periods ended September 30, 2001 and 2000. Higher costs incurred in complying with new regulatory reporting requirements resulting from Hercules' debt refinancing in the fourth quarter of 2000, higher ESOP expenses and higher corporate charges in Reconciling Items previously allocated to divested businesses are the principal drivers for lower margins in the quarter and nine-month period. Additionally, the stronger dollar negatively effected Profit from operations for both the quarter and nine-month periods in 2001 by approximately 5%.

         In the Process Chemicals and Services segment, Net sales were down 6% and Profit from operations improved 7% versus the same quarter in 2000. The Pulp and Paper Division continues to be impacted by weak global demand. Profit from operations was negatively impacted by volume declines in the Pulp and Paper Division of 2% from last year's third quarter and nine-month periods, partially offset by lower overhead costs. In the BetzDearborn division, Net sales declined slightly for the quarter and the nine-month period, yet increased slightly compared to the second quarter 2001. Profit from operations improved significantly for the quarter and the nine-month period. Volumes in the BetzDearborn division were up 5% and 8%, respectively, for the quarter and nine-month period versus 2000. Product mix in North America was unfavorable for the quarter and nine-month periods. Excluding the accounts receivable provision booked in the third quarter 2000, Profit from operations for the quarter and nine-month period was flat.

         Functional Products segment Net sales declined 31% for the quarter and 32% for the nine-month period versus the corresponding periods in 2000. Profit from operations for the quarter and nine-month period decreased 27% and 37%, respectively, compared to the same periods in 2000. The declines in both Net sales and Profit from operations reflect the effects of the divestitures of the Food Gums and nitrocellulose businesses in 2000. On a comparable basis, Net sales were down 5% and 4% for the quarter and nine-month periods, respectively, and Profit from operations declined 10% for the quarter and 21% for the nine-month period. Profit from operations was negatively impacted by unfavorable fixed cost absorption due to lower production levels, partially offset by lower overhead expenses. Additionally, volumes, excluding divested businesses, were down 2% and less than 1% in the quarter and nine-month period, respectively, versus the same periods last year.

         Chemical Specialties segment Net sales declined 53% for the quarter and 33% for the nine-month period, while Profit from operations decreased 46% and 29% for the quarter and nine-month period versus the comparative periods in 2000. In May 2001, the Company sold its hydrocarbon resins business, select portions of its rosin resins business, its peroxy chemicals business and its 50% interest in the ink toner joint venture. Excluding divested businesses, Net sales were down 8% for the quarter and 12% for the nine-month period, while Profit from operations increased 133% for the quarter and 36% for the nine-month period. Despite decreases in FiberVisions' Net sales, Profit from operations increased significantly in the quarter and nine-month periods from the same periods in 2000. The improved performance was driven by lower polymer cost and cost containment initiatives, partially offset by price declines resulting from the contractual flowthrough of polymer cost savings to customers. Volumes for FiberVisions declined 1% and 10%, respectively, for the third quarter and nine-month period versus comparable periods in 2000 and improved 3% versus the second quarter 2001. Net sales and Profit from operations in the Resins division, excluding divested businesses, declined for the quarter and nine-month period relative to the prior year primarily due to lower volumes indicating soft demand. Volumes for the quarter and nine-month period declined 14% and 19%, respectively, versus the same periods in 2000.

         Interest and debt expense increased $4 million for the quarter and $38 million for the nine-month period reflecting higher borrowing costs, partially offset by lower debt as a result of the application of proceeds from the sale of businesses. Preferred security distributions of subsidiary trusts decreased $8 million for the quarter and $25 million for the nine-month period, reflecting the repayment of $370 million of these securities in 2000.

         Other expense, net, decreased $7 million and $9 million for the three and nine month periods ended September 30, 2001, respectively. The decline in the quarter, relative to the prior year, reflects decreased litigation charges, lower rental expense and lower miscellaneous and foreign charges, partially offset by lower interest income. The decline in the nine-month period compared to the prior year reflects decreased litigation costs related to former operations of the Company, lower miscellaneous foreign expenditures and lower rental expense, partially offset by lower interest income.

         While the Company has experienced losses in 2001, it continues to recognize tax expense due to non-deductible goodwill amortization, repatriation of foreign earnings and other provisions. The effective tax rate in the third quarter of 2000 reflected the utilization of research and development credits.

FINANCIAL CONDITION

         Liquidity and financial resources: Net cash provided by operations was $72 million for the nine-month period ended September 30, 2001, as compared to $86 million for the same period in 2000. Current and quick ratios have decreased to 1.0 and .74, respectively, at September 30, 2001, compared with 1.1 and .78, respectively, at December 31, 2000. As of September 30, 2001, the Company had $291 million available under its revolving credit agreement and $55 million available in short-term lines of credit. The Company's incremental borrowing capacity is approximately $143 million. The Company expects to meet short-term cash requirements from operating cash flow and availability under lines of credit. However, actual availability is constrained by the Company's ability to meet covenants in its senior credit facility. Future compliance with debt covenants is dependent upon generating sufficient EBITDA and cash flow which are, in turn, impacted by business performance, economic climate, competitive uncertainties and possibly the resolution of contingencies.

         Capital Structure and Commitments: Total capitalization (stockholders' equity, company obligated preferred securities of subsidiary trusts and debt) decreased to $3.6 billion at September 30, 2001, from $4.0 billion at year-end 2000. The ratio of debt-to-total capitalization decreased to 62% at September 30, 2001 from 64% at December 31, 2000.

         On May 1, 2001, the Company completed the sale of its hydrocarbon resins business and select portions of its rosin resins business to a subsidiary of Eastman Chemical Company, receiving gross proceeds of approximately $244 million. On May 31, 2001, the Company completed the sale of its peroxy chemicals business to GEO Specialty Chemicals, Inc., receiving gross proceeds of approximately $92 million. The Company used the proceeds from these divestitures to reduce long-term debt.

         The payment of quarterly dividends was suspended in the fourth quarter of 2000, subject to reconsideration by the Board in its discretion, when warranted under appropriate circumstances and subject to restrictions in the indenture governing the senior notes. Quarterly dividends of $0.27 per share were declared and paid for each of the first two quarters of 2000 and a quarterly dividend of $.08 per share was declared and paid for the third quarter of 2000.

RECENT EVENTS

         In the fourth quarter of 2000, the Company announced its intention to pursue a merger or sale of the Company or one or more of its businesses in the belief that, over the long term, becoming part of a larger enterprise is the best strategic path for the Company. To that end, the Company retained Goldman, Sachs & Co. and Credit Suisse First Boston to assist the Board of Directors in its identification and evaluation of various alternatives. If a sale of the Company occurs, it would most likely be in a two-step-process, with the sale of the BetzDearborn division constituting the first step. The Company is currently pursuing a disposition, in whole or in part, of its BetzDearborn division and is in discussions with potential buyers in that regard. The Company continues to pursue a merger or sale of the Company or its businesses. There can be no assurance that any of these parties will be prepared to pay a price that is acceptable to the Company or that any transaction will occur.

         In June 2001, the Company announced a comprehensive cost reduction program to improve its return on capital. This cost reduction program is being implemented while the Company continues to explore strategic alternatives, including the merger or sale of the Company or one or more of its businesses. The Company's annualized and recurring cost savings target is $100 million. Approximately one-half of the cost reductions are targeted for corporate functions and the other half for businesses. The Company is committed to achieving this target by the end of the second quarter 2002. The expected cost to implement the cost savings program is approximately $50 million. Actual cash outflows related to this program will be paid over future quarters and should be more than offset by cash inflows from the savings.

         On July 1, 2001, George MacKenzie, Vice Chairman and Chief Financial Officer, retired and resigned from the Board of Directors. On August 23, 2001, the Company announced the election of two new members to its Board of Directors. Jeffrey M. Lipton replaced George MacKenzie and Joe B. Wyatt replaced H. Eugene McBrayer, who also resigned from the Board of Directors. On October 29, 2001, the Company announced the election of Robert D. Kennedy to the Board of Directors and the resignation of Gaynor N. Kelley from the Board of Directors. Mr. Kennedy's election and Mr. Kelley's resignation were effective October 31, 2001.

         On September 5, 2001, the Company announced the first steps in its previously announced comprehensive cost reduction plan, including an initial reduction in its workforce of 300 employees, excluding Europe, as well as the release of non-critical outside contractors by September 30, 2001.

         Through September 30, 2001, the number of employees decreased by approximately 670 individuals, of which approximately 280 had been terminated pursuant to restructuring plans.

RISK FACTORS

         Market Risk - Fluctuations in interest and foreign currency exchange rates affect the Company's financial position and results of operations. The Company uses several strategies to hedge interest rate and foreign currency exchange rate exposure and minimize the effect of fluctuations in such rates on reported earnings and cash flow. Sensitivity of its financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The market values for interest rate risk are calculated by a third-party software model that utilizes standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

         The Company's derivative and other financial instruments subject to interest rate risk consist of debt instruments, interest rate swaps and currency swaps. At September 30, 2001, net market value of these combined instruments was a liability of $2.6 billion. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at September 30, 2001 would result in a $56 million decrease in the net market value of the liability. A 100-basis point decrease in interest rates at September 30, 2001 would result in a $63 million increase in the net market value of the liability. The change in the sensitivity level from year-end 2000 is primarily due to the partial repayment of both syndicated and revolving debt.

         The Company's financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net liability position of $1 million at September 30, 2001. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at September 30, 2001 would result in a $3 million decrease in the net liability position, while a 10% weakening of the dollar versus all currencies would result in a $5 million increase in the net liability position. The change in the sensitivity level from year-end 2000 is primarily due to the strengthening of the U.S. dollar during the year.

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

         The Company has not designated any derivative as a hedge instrument under SFAS 133 and, accordingly, changes in the fair value of derivatives are recorded each period in earnings (See Note 3 in Notes to Financial Statements).

         Environmental Litigation - Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $82 million and $255 million. The Company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected (See Note 13 in Notes to Financial Statements).

         Environmental remediation expenses are funded from internal sources of cash. Such expenses are not expected to have a significant effect on the Company's ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows.

         Other Litigation - Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage and personal injury matters. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period (See Note 13 in Notes to Financial Statements).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         For discussion of quantitative and qualitative disclosure about market risk, see "Risk Factors" under Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         For information related to Legal Proceedings, see Notes to Financial Statements, Management's Discussion and Analysis of Results of Operations and Financial Condition and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On August 9, 2001, Hercules filed a Registration Statement on Form S-4 with the Securities and Exchange Commission, pursuant to which the Company offered to exchange all of its $400 million aggregate principal amount of 11 1/8% Senior Notes due 2007 ("old notes") for $400 million aggregate principal amount of 11 1/8% Senior Notes due 2007 ("new notes"). The form and terms of the new notes are the same as the form and terms of the old notes except that, because the issuance of the new notes is registered under the Securities Act, the new notes will not bear legends restricting their transfer and will not be entitled to certain registration rights under the registration rights agreement. The new notes will evidence the same debt as the old notes and the new notes and the old notes will be governed by the same indenture. On October 31, 2001, Hercules filed Amendment No. 1 to the Registration Statement on Form S-4 with the Securities and Exchange Commission and the Registration Statement became effective. Hercules will not receive any proceeds from the exchange offer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HERCULES INCORPORATED


                                         By:   /s/Stuart C. Shears
                                               ---------------------------------
                                               Stuart C. Shears
                                               Vice President and Treasurer
                                               (Principal Financial Officer and
                                               duly authorized signatory)
                                               March 11, 2002






                                         By:   /s/ Fred G. Aanonsen
                                               ---------------------------------
                                               Fred G. Aanonsen
                                               Vice President and Controller
                                               (Principal Accounting Officer and
                                               duly authorized signatory)
                                               March 11, 2002