Form 10-K405
period 2001-12-31
HERCULES INC
filed 2002-03-29
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001         Commission file number 1-496

                                   ----------

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 15, 2002, registrant had 109,157,515 shares of common stock, $25/48 stated value ("Common Stock") outstanding, which is registrant's only class of common stock.

      The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on March 15, 2002 was approximately $1.3 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE
 (SPECIFIC PAGES INCORPORATED ARE IDENTIFIED UNDER THE APPLICABLE ITEM HEREIN.)

      Portions of the registrant's definitive Proxy Statement (the "Proxy Statement"), when filed, will be incorporated by reference in Part III of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index (see page 84).

                                     PART I

FORWARD-LOOKING STATEMENT

      This Annual Report on Form 10-K includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on reasonable assumptions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied depending on such factors as: inability to generate cash and reduce debt, the result of the pursuit of strategic alternatives, ability to execute work process redesign and reduce costs, business climate, business performance, economic and competitive uncertainties, failure to complete transactions or to achieve benefit from transactions, inability to monetize certain identified businesses, higher manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, or the inability to eliminate or reduce such financial exposures by collecting indemnity payments from insurers, and adverse changes in economic and political climates around the world. Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements. As appropriate, additional factors are contained in reports filed with the Securities and Exchange Commission, including the Form S-4 Registration Statement filed October 31, 2001. This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change.

ITEM 1. BUSINESS:

      Hercules Incorporated is a leading manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications. The Company is focused on maximizing cash flow and delivering stockholder value by concentrating on managed growth in its core businesses as well as ongoing improvements in its manufacturing processes. Hercules operates on a global scale, with significant operations in North America, Europe, Asia and Latin America. Product sales occur in over 50 countries with significant revenue streams generated in four continents.

      The Company's principal products are chemicals used by the paper industry to increase product performance and enhance the manufacturing process; chemicals which improve water treatment and industrial process chemicals; water-soluble polymers; resins and polypropylene and polyethylene fibers. These products impart such qualities as durability, water-resistance and improved aesthetics for everyday consumer goods such as writing paper, toothpaste and diapers. The primary markets the Company serves include pulp and paper, personal care, petroleum refining, oil and gas drilling and recovery, paints and coatings, construction materials, adhesives and pharmaceuticals.

      While the Company's products have a low cost impact on its customers' total product costs, they frequently possess characteristics important to the functionality and aesthetics of the finished product or the efficient operation of the manufacturing process. Examples of the Company's products in consumer end-uses include strength additives for tissue and toweling, sizing agents for milk and juice cartons, fibers that comprise the inner and outer linings of disposable diapers and feminine hygiene products, thickeners in products such as toothpaste, shampoos and water-based paints and water control additives for building products such as tile cements, grouts, stuccos, plasters and joint compounds. The Company also offers products and related services that improve and reduce the cost of a variety of manufacturing processes, including water management programs that are designed to protect and maintain equipment and reduce operating costs.

      Although price is important to the Company's competitive strategy, the Company primarily competes based on the performance and quality of its products. The Company strives to continually improve its products by investing in technology and research and development and has committed substantial resources to its research and development efforts. Research and development expenditures totaled approximately $67 million in 2001. Such expenditures enable the Company to consistently bring to market products which have improved functional properties or which offer similar properties at a lower cost. This area has become increasingly important, as customers have come to rely more on Hercules to provide new solutions to improve their product offerings and processes. Additionally, the Company strives to make its products more price-competitive by effectively managing its production costs and sharing savings with customers.

      The Company continually reviews its corporate strategy and directives in order to compete most effectively in its changing markets.

Prior to 1995, the Company focused primarily on increasing its return on equity and reducing operating costs. From 1995 through 2000, the Company implemented internal and external initiatives to achieve growth. The Company has divested a number of businesses that did not fit into its portfolio and acquired other businesses that complement its strategy and product offerings. In 1998, Hercules made five major acquisitions. The largest of these was the purchase of BetzDearborn Inc., a global specialty company providing water and process treatment to a variety of commercial and industrial processes. Additionally, the Company acquired Houghton International's paper chemicals group; Citrus Colloids, a pectin manufacturer; Alliance Technical Products ("ATP"), a manufacturer of resins serving the water-based adhesives industry; and the 49% share of FiberVisions owned by Hercules' joint venture partner, making FiberVisions a wholly-owned subsidiary.

      Starting in 2000, the Company implemented a program designed to refocus its business by monetizing certain non-core assets, thereby generating cash to reduce its debt, while concentrating on improving the efficiency, profitability and growth potential of the Company's core businesses. As part of this strategy, the Company has actively sold non-core businesses in the last 18 months. In September 2000, the Food Gums business, including Citrus Colloids, was sold to CP Kelco; in May 2001, the hydrocarbon resins business and select portions of its rosin resins business, including ATP, were sold to Eastman Chemical Company and the peroxy chemicals business was sold to GEO Specialty Chemicals Inc. The Company received in excess of $730 million in gross proceeds in consideration for these sales, which was used to reduce debt. In the fourth quarter of 2000, the Company announced its intention to pursue a sale or merger of all or part of the Company.

      In 2001, the strategy was expanded to include an aggressive and comprehensive cost reduction and work process redesign program to improve return on capital, streamline organizational structure, improve work processes and consolidate manufacturing and non-manufacturing resources. The objective was to achieve fixed costs reductions of $100 million on an annualized basis (as compared to 2000 results, excluding divested businesses) by June 2002. Approximately 975 employees have been or will be terminated pursuant to this initiative. At the end of 2001, the Company has achieved the $100 million annualized cost reduction target. In 2002, the cost reduction target to be achieved by December 2002 was increased to $200 million in annualized fixed cost reductions (as compared to 2000 results, excluding divested businesses), including $125 million for the remaining businesses and $75 million for the BetzDearborn Division.

      On February 12, 2002, the Company entered into an agreement to sell the BetzDearborn Division businesses and certain Pulp and Paper Division treatment businesses (the "Water Treatment Business") to GE Specialty Materials ("GESM"), a unit of General Electric Company (the "GE Transaction"). The transaction is subject to regulatory and other customary approvals, and is expected to close in the second quarter of 2002. The selling price is $1.8 billion in cash, with net after tax proceeds available for debt reduction of approximately $1.665 billion. The sale of the Water Treatment Business will enable the Company to significantly reduce its debt, provide greater financial flexibility, permit better support of the Company's remaining businesses and enhance shareholder value. The Company will then focus on the future of its remaining businesses. See Part II, Item 7 for additional discussion.

      In order to facilitate the GE transaction, the Company was required to obtain amendments to its senior credit facility and ESOP credit facility (the "Facilities"). Effective March 6, 2002, the Facilities were amended (the "Amendments") to (i) modify certain financial covenants (ii) change the mandatory prepayment provisions; (iii) permit the reorganization of the Company in order to effect the separation of the Water Treatment Business; and (iv) permanently reduce the revolving committed amount under the credit facility to $200 million. The amendment to the

Facilities also included provisions that are effective only upon the consummation of the sale of the Water Treatment Business and the prepayment of the Facilities. These additional provisions include the following: (i) the release of the subsidiary stock pledged to the collateral agent; (ii) the elimination of the requirement that stock of any additional subsidiaries be pledged in the future; and (iii) the revision of the permitted amount of asset purchases and dispositions. If the GE Transaction does not close by July 15, 2002, the financial covenants set forth in the Fifth Amendment revert back to the previously established levels.

      Over the long term, the Company is focused on improving profitability through net sales growth, new product offerings, cost improvements and superior customer service and cross-selling of products.

REPORTABLE SEGMENTS

      The reportable segments of the Company are Process Chemicals and Services (comprised of Pulp and Paper and BetzDearborn); Functional Products (comprised of Aqualon); and Chemical Specialties (comprised of FiberVisions and Resins). The financial information regarding these segments, which includes net sales and profit from operations for each of the three years ended December 31, 2001, 2000 and 1999 and capital employed as of December 31, 2001, 2000 and 1999, is provided in Note 23 to the Consolidated Financial Statements (See Part II, Item
8).

PROCESS CHEMICALS AND SERVICES (PULP AND PAPER AND BETZDEARBORN)

      Products and services in this segment are designed to enhance customers' profitability by improving production yields and overall product quality, and to better enable customers to meet their environmental objectives and regulatory requirements.

      The Company believes its Pulp and Paper Division is one of the largest suppliers of functional, process and water management chemicals for the pulp and paper industry. Pulp and Paper offers a wide and highly-sophisticated range of technology and applications expertise with in-mill capabilities which run from the boilers, through the paper machine, to the finished paper on the winder. The Company is the only true broad-based supplier able to offer a complete portfolio of products to its paper customers.

      The Company believes BetzDearborn is the world's second largest supplier of advanced-engineered chemical treatment programs for water, wastewater and process systems operating in a wide range of industries. BetzDearborn has extensive experience in lowering water and energy consumption, maximizing plant efficiency and productivity, solving complex environmental problems and improving the yield and quality of customer processes.

      The Company has entered into an agreement to sell the Water Treatment Business to GESM. The paper process chemicals business, currently representing approximately one-third of the business that Hercules acquired when it purchased BetzDearborn in 1998, will remain with Hercules. In addition, Hercules will have an agreement with GESM to distribute and service BetzDearborn's water treatment products to the pulp and paper industry.

      At December 31, 2001, the principal products and primary markets of this segment were:

--------------------------------------------------------------------------------
DIVISION               PRINCIPAL PRODUCTS                     PRIMARY MARKETS
--------------------------------------------------------------------------------
                 Performance chemicals:

                 Wet strength, dry strength,
                 sizing and surface treatments,             Makers of tissues,
                 creping adhesives and release.             paper towels,
                 ----------------------------------------   packaging, beverage
                 Process treatment chemicals:               containers,
                                                            newsprint, papers
PULP AND         Deposit, contaminant,                      for magazines and
  PAPER          microbiological and foam                   books, printing and
                 control, clarification,                    writing paper and
                 retention/drainage, felt                   other stationery
                 conditioning, deinking, fiber              items such as labels
                 recovery and water closure.                and envelopes,
                 ----------------------------------------   health care and skin
                 Water treatment chemicals(1):              care products,
                                                            household products
                 Influent water, effluent                   and pharmaceuticals.
                 water, cooling towers and
                 utility systems.
--------------------------------------------------------------------------------
                 Water treatment(1):                        Industrial,
                                                            commercial and
                 Influent water, boilers,                   institutional
                 cooling systems and                        establishments.
                 wastewater.
                 ---------------------------------------------------------------
                 Process treatment(1):

  BETZ           Antifoulants, emulsion
DEARBORN         breakers, antifoams, finished              Petroleum
                 additives, polymerization                  refineries, chemical
                 inhibitors, deposit and                    plants,
                 corrosion control, cleaners                manufacturers of
                 and sterilizers, clarifying                metals and plastics,
                 aids, leaching and                         automobile assembly
                 agglomeration aids, polymers,              plants, mineral
                 dust control, membrane                     processors and
                 cleaners, conversion coatings,             makers of food and
                 sealers, paint detackifiers,               beverages.
                 strippers and grate cleaners.
--------------------------------------------------------------------------------

(1)   Included in the GE Transaction.

FUNCTIONAL PRODUCTS (AQUALON)

      Products in this segment modify the physical properties of aqueous (water-based) and non-aqueous systems. These products are principally derived from renewable natural raw materials and are sold as key ingredients to other manufacturers where they are used as small-quantity additives to provide functionality for thickening, water retention, rheology control, film formation, suspending and emulsifying action and binding power. Aqualon's ability to offer its customers a broad sophisticated product line has earned it the number one or two market position across most of its market sectors. Major end uses for Aqualon's products include personal care products, food additives, pharmaceutical products, construction, paints, coatings and oil recovery, where Aqualon's polymers are used to modify viscosity, gel strength, and/or fluid loss.

      In June 2000, Aqualon sold its nitrocellulose operations, which it had decided to exit in December 1999 due to economic conditions brought on by a persistent worldwide over-supply.

      At December 31, 2001, the principal products and primary markets of this segment were:

------------------------------------------------------------------------------------------------------------
DIVISION                      PRINCIPAL PRODUCTS                                PRIMARY MARKETS
------------------------------------------------------------------------------------------------------------
              Water-soluble polymers:
                                                                    Manufacturers of interior and exterior
              Hydroxyethylcellulose (HEC), Carboxymethylcellulose   architectural paints, oilfield service
              (CMC), Methylcellulouse (MC) and derivatives,         companies for oil and gas drilling and
              Hydroxypropylcellulous (HPC) and Guar                 recovery, paper mills, constructions material
              and its derivatives.                                  manufacturers and makers of oral hygiene
AQUALON                                                             products and personal care products.
              ----------------------------------------------------------------------------------------------
              Solvent-soluble polymers:
                                                                    Producers of coating resins, printing
              Pentaerythritol (PE) and Ethylcellulose (EC).         inks and aviation fluids.
------------------------------------------------------------------------------------------------------------

CHEMICAL SPECIALTIES (FIBERVISIONS AND RESINS)

      FiberVisions is a manufacturer of thermal-bond polypropylene fine denier staple fibers used in hygienic products like disposable diapers. FiberVisions produces monocomponent polypropylene fibers and bicomponent fibers comprised of a polypropylene core and a polyethylene sheath. FiberVisions also produces olefin fiber and yarn for the domestic textile and industrial markets used in fabrics, residential upholstery and geotextiles, carpets and asphalt.

      The Resins Division, which consists of the rosin and terpenes specialty business, is the remaining portion of the Resins Division after the divestitures of the hydrocarbon resins, select portions of the rosin resins, toner resins and peroxy chemicals businesses in 2001. Resins manufactures wood and gum rosin resins and terpene resins and specialties. Product applications include adhesives, rubber and plastic modifiers, food and beverages and aroma chemicals.

      At December 31, 2001, the principal products and primary markets of this segment were:

DIVISION                     PRINCIPAL PRODUCTS                            PRIMARY MARKETS
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
              Hygiene fibers: for disposable hygiene products.      Makers of nonwoven and woven
              -------------------------------------------------     fabrics for applications
 FIBER        Textile fibers: for decorative and fabric             including baby care, feminine
VISIONS       applications.                                         care, adult incontinence,
              -------------------------------------------------     wipes, geotextile,
              Industrial fibers: for geotextile fabrics, wipes      construction and upholstery.
              and industrial products.
------------------------------------------------------------------------------------------------
              Rosin resins: for adhesives, food, rubber and         Makers of consumer and
              plastics.                                             industrial products such as
              -------------------------------------------------     masking, packaging, arts and
RESINS        Terpene resins: for chewing gum and adhesives.        duct tape, construction
              -------------------------------------------------     materials, beverages, chewing
              Terpene specialties: for flavor and fragrance in      gum, plastics, adhesives,
              household and industrial products.                    fragrances and flavors.
-------------------------------------------------------------------------------------------------

RAW MATERIALS AND ENERGY SUPPLY

      Raw materials and supplies are purchased from a variety of industry sources, including agricultural, forestry, mining and petroleum and chemical industries.

      Important raw materials for the Process Chemicals and Services segment are cationic and anionic polyacrylamides and emulsions, biocides, amines, surfactants, rosin, adipic acid, epichlorohydrin, fumaric acid, stearic acid, diethylenetriamine, phosphorus trichloride, wax and starch, kathon 886F, bromicide, dequest 2010, age, aetac, antimicrobial 7287, piror 850, aromatic solvent, acrylic acid and TKPP.

      Raw materials important to the Functional Products segment are cellulose (derived from wood pulp and cotton linters), guar, ethylene chloride, caustic soda, monochloroacetic acid, methanol, methyl chloride, acetaldehyde and valeric acids.

      The important raw materials for the Chemical Specialties segment are polyethylene and polypropylene resins, ketones, alcohols, phenol, adipic acid, fumaric acid, stearic acid, phosphorus trichloride, wax, casein, starch, pigments, antioxidants, d-limonene, turpentine, rosin, pine wood stumps, catalysts, toluene, clay and process oils.

      FiberVisions purchases polypropylene and other polymers based on market prices as indicated domestically by the CDI and internationally by the Platts Indices. FiberVisions has been susceptible to supplier pricing power because a major processing line requires polypropylene in flake form, which is not as readily available as pellets. FiberVisions has recently undertaken initiatives to expand its qualified flake suppliers.

      Major requirements for key raw materials and fuels are typically purchased pursuant to multi-year contracts. Hercules is not dependent on any one supplier for a material amount of its raw material or fuel requirements, but certain important raw materials are obtained from sole-source or a few major suppliers.

      While temporary shortages of raw materials and fuels may occur occasionally, these items are currently readily available. However, their continuing availability and price are subject to domestic and world market and political conditions as well as to the direct or indirect effect of governmental action or regulations. The impact of any future raw material and energy shortages on the Company's business as a whole or in specific world areas cannot be accurately predicted. Operations and products may, at times, be adversely affected by governmental action, shortages or international or domestic events.

COMPETITION

      The specialty chemicals industry is highly fragmented and its participants offer a broad array of product lines and categories, representing many different products designed to meet specific customer requirements. Individual product or service offerings compete on a global, regional and local level due to the nature of the businesses and products, as well as the end-markets and customers served. The industry has become increasingly global as participants focus on establishing and maintaining leadership positions in relatively narrow market niches. Many of the Company's mature product lines face the competitive domestic and international pressures discussed above, including industry consolidation, pricing pressures, and competing technologies. In Pulp and Paper, for example, the end-markets are consolidating and many of the Company's competitors are attempting to enhance their product offerings on a worldwide basis through alliances and distributor arrangements. In the water treatment industry (BetzDearborn), large suppliers have increasingly aligned themselves with single suppliers. Customer stability in Resins is expected to remain strong due to the fact that the majority of the Resin Division's products are unique and have strong brand recognition. In addition, certain of the Company's businesses are subject to intense pricing pressures in various product lines, such as fibers in its hygiene products line. FiberVisions, as a hygienic fibers manufacturer for carded non-woven applications, faces competition from spunbond
(SB) and spunbond/melt blown/spunbond (SMS) technologies. SB/SMS products may offer cost savings compared to the products of FiberVisions; however, FiberVisions believes that its carded products provide improved softness, uniformity and liquid management properties preferred by certain segments of the disposable diaper and other hygiene products markets. The threat of new producers in the thermal-bonded hygienic product line is relatively low due to high entry barriers as the production process involves significant investment in plant and equipment.

PATENTS AND TRADEMARKS

      Patents covering a variety of products and processes have been issued to the Company's assignees. The Company is licensed under certain other patents held by other parties covering its products and processes. The Company's rights under these patents and licenses constitute a valuable asset. The Company currently has over 3,500 patents worldwide covering its products.

      The Company and its wholly owned subsidiaries also have many global trademarks covering its products. Some of the more significant trademarks include: Aquapel(R) sizing agent, Hercon(R) sizing emulsions, Aqualon(R) water-soluble polymers, Natrosol(R) hydroxyethylcellulose, Culminal(R) methylcellulose, Klucel(R) hydroxypropylcellulose, Natrosol FPS(R) water-soluble polymer suspension, Precis(R) sizing agent, Novus(R) polymer, Dianodic(R) cooling water products, Continuum(R) cooling water products, Kymene(R) resin, Herculon(R) fiber, Presstige(R) deposit control additives, Spectrum(R) microbiocides, Ultra-pHase(R) sizing agent, Hercobond(R) dry strength resin, Chromaset(R) surface size, ProSoft(R) tissue softeners and Zenix(R) contaminant control.

      The Company does not consider any individual patent, license or trademark to be of material importance to Hercules taken as a whole.

RESEARCH AND DEVELOPMENT

      The Company is heavily focused on product innovation as one of its key growth strategies. Research and development efforts are directed toward the discovery and development of new products and processes, the improvement and refinement of existing products and processes, the development of new applications for existing products and cost improvement initiatives. Hercules spent $67 million on research activities during 2001, as compared to $80 million in 2000 and $85 million in 1999. The decrease in the amounts spent for research and development activities is largely due to business divestitures that occurred in the last two years (see Part I Item I Business).

      Process Chemicals and Services currently focuses its research and development efforts on growth (innovative high-value product development), technical sales and services (incremental improvements to existing products and services) and cost reduction programs to meet diverse customer needs worldwide. The Company's state-of-the-art facilities located in Europe and the U.S. are large and sophisticated research and development laboratories with pilot plant capabilities that simulate actual operating conditions in its customer facilities. This allows an accurate assessment of the potential impact of new products on plant performance.

      New product development for performance chemicals is focused on improving end-use properties. Understanding the product end uses is a critical step in the development of strength additives and internal and surface sizes, as well as in the design of products for tissue creping, release and softeners.

      In four regional operations centers located in Europe, Asia Pacific, South America and the U.S., the Company's scientists conduct research and customer optimization studies focused on solving water and process treatment challenges by using sophisticated techniques and equipment to provide high level analytical testing and advanced technical support to customers worldwide.

      Aqualon focuses its research and development efforts on targeted, market-oriented technology programs, process technology and responsive technical service to customers. New product development is focused on products with water-based applications to satisfy the market demand to find alternatives to solvent-based systems.

      Aqualon has a number of applications and development laboratories positioned in Europe, Asia and the Americas that provide technical support to its major customers. At these laboratories, teams work as a network to develop products, identify new product applications and solve customer problems.

      Much of the research and development efforts in FiberVisions are primarily focused on developing new hygiene fiber applications. The major focus is to improve fiber strength while enhancing hygiene product properties for loft, softness and stretch, thereby creating a competitive platform that is equal to or better than spunmelt products. Other research is directed toward the binding, dusting and bonding functions of bicomponent fibers. The industrial and textile product units are investigating the use of specific fibers for new applications in the upholstery, wipes, geotextiles and construction industries.

      FiberVisions has research and development facilities in the U.S. and Europe designed to serve the business needs of its customers. Pilot spinning and processing lines are used to examine new polymers and processing concepts such as monocomponent or bicomponent fibers from single filament spinning to full-scale production facilities.

      The Resins Division focuses a significant portion of its research and development efforts primarily on cost improvement techniques in its production processes.

ENVIRONMENTAL MATTERS

      The Company believes it is in compliance, in all material respects, with applicable federal, state and local environmental laws and regulations. Expenditures relating to environmental cleanup costs have not materially affected, and are not expected to materially affect, capital expenditures or competitive position. Additional information regarding environmental matters is provided in Item 3.

EMPLOYEES

      As of December 31, 2001, the Company had 9,665 employees worldwide, of which approximately 3,800 were employees of the Water Treatment Business. Approximately 4,878 of worldwide employees were located in the United States, of which about 14% were represented by various local or national unions. Total worldwide employment at December 31, 2000 was 11,913.

INTERNATIONAL OPERATIONS

      Information on net sales and long-lived assets by geographic areas, for each of the three years ended December 31, 2001, 2000 and 1999 appears in Note 23 to the Consolidated Financial Statements (See Part II, Item 8). Direct export sales from the United States to unaffiliated customers were $216 million, $253 million and $278 million for 2001, 2000 and 1999, respectively. The Company's operations outside the United States are subject to the usual risks and limitations related to investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws, governmental instability (including expropriation or confiscation of assets) and other potentially detrimental domestic and foreign governmental policies affecting United States companies doing business abroad.

ITEM 2. PROPERTIES:

      The Company's corporate headquarters and major research center are located in Wilmington, Delaware, while the administrative headquarters of BetzDearborn is located in Trevose, Pennsylvania. The Company also owns a number of plants and facilities worldwide, in locations strategic to the sources of raw materials or to customers. All of the Company's principal properties are owned by the Company, except for its corporate headquarters, which is leased. The following are the Company's major worldwide plants:

Process Chemicals and Services

            BETZDEARBORN - Addison, Illinois; Bakersfield, California; Bangalore, India; Beaumont, Texas; Buenos Aires, Argentina; Chalon, France; Edmonton, Alberta, Canada; Ferentino, Italy; Garland, Texas; Helsingborg, Sweden*; Herentals, Belgium; Iksan City, Korea; Ingelburn, Australia; Jurong Town, Singapore; Langhorne, Pennsylvania; Macon, Georgia*; New Philadelphia, Ohio; Orange, Texas; Point-Claire, Quebec, Canada; Pudahuel, Santiago, Chile; Santa Fe de Bogota, Colombia; Sorocaba, Brazil; Valencia, Venezuela; Washougal, Washington; and Widnes, Cheshire, United Kingdom.

*Excluded from GE Transaction.

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

Functional Products

            AQUALON - Alizay, France; Doel, Belgium; Hopewell, Virginia; Kenedy, Texas; Louisiana, Missouri; Parlin, New Jersey; and Zwijndrecht, The Netherlands.

Chemical Specialties

            FIBERVISIONS - Athens, Georgia; Covington, Georgia; Suzhou, China; and Varde, Denmark.

            RESINS - Brunswick, Georgia; Hattiesburg, Mississippi; and Savannah, Georgia.

      The Company's plants and facilities, which are continually added to and modernized, are generally considered to be in good condition with adequate capacity for projected business operations. From time to time the Company discontinues operations at, or disposes of, facilities that have for one reason or another become unsuitable.

      During 2001, the Company completed the following major expansion projects designed to strengthen its market position in key growth areas while continuing to improve its manufacturing efficiencies:

      - A 7,000 metric ton methylcellulose capacity increase in Doel, Belgium;
      - A 1,000 metric ton expansion of the Kenedy, Texas facility to manufacture a newly developed rheology modifier;
      - A 400 metric ton hydroxypropylcellulose capacity increase in Hopewell, Virginia; and
      - A 7,000 metric ton capacity increase in Pendlebury, United Kingdom for production of kymene.

ITEM 3. LEGAL PROCEEDINGS:

ENVIRONMENTAL

      In the ordinary course of its business, the Company is subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances. Changes in these laws and regulations may have a material adverse effect on the Company's financial position and results of operations. Any failure by the Company to adequately comply with such laws and regulations could subject the Company to significant future liabilities.

      Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for the investigation and cleanup is between $81 million and $256 million. The Company believes that the actual cost will more likely approximate $81 million based on its estimation methods and prior experience. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 years.

      Hercules becomes aware of sites in which it may be named a PRP in investigatory and/or remedial activities through correspondence from the U.S. Environmental Protection Agency or other government agencies or from previously named PRPs, who either request information or notify the Company of its potential liability. The Company has established procedures for identifying environmental issues at its plant sites. In addition to environmental audit programs, the Company has environmental coordinators who are familiar with environmental laws and regulations and act as a resource for identifying environmental issues.

      United States, et al. v. Vertac Corporation, et al., USDC No. LR-C-80-109 and LR-C-80-110 (E.D. Ark.)

      This case, a cost-recovery action based upon the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, or the Superfund statute), as well as other statutes, has been pending since 1980, and involves liability for costs expended and to be expended in connection with the investigation and remediation of the Vertac Chemical Company (Vertac) site in Jacksonville, Arkansas. Hercules owned and operated the site from December 1961 until 1971. The site was used for the manufacture of certain herbicides and, at the order of the United States, Agent Orange. In 1971, the site was leased to Vertac's predecessor. In 1976, Hercules sold the site to Vertac. The site was abandoned by Vertac in 1987, and Vertac was subsequently placed into receivership by the Court. Both prior to and following the abandonment of the site, the U.S. Environmental Protection Agency (EPA) and the Arkansas Department of Pollution Control and Ecology (ADPC&E) were involved in the investigation and remediation of contamination at and around the site. Pursuant to several orders issued pursuant to CERCLA, Hercules actively participated in many of these activities. The cleanup is essentially complete, except for certain on-going maintenance and monitoring activities. This litigation primarily concerns the responsibility for and the allocation of liability for the costs incurred in connection with these activities.

      Although the case initially involved many parties, as a result of various United States District Court rulings and decisions, as well as a trial, Hercules and Uniroyal were held jointly and severally liable for the approximately $100 million in costs allegedly incurred by the EPA, as well as costs to be incurred in the future. That decision was made final by the District Court on September 13, 1999. Both Hercules and Uniroyal timely appealed that judgment to the United States Court of Appeals for the Eighth Circuit.

      On February 8, 2000, the District Court issued a final judgment on the allocation between Hercules and Uniroyal finding Uniroyal liable for 2.6 percent and Hercules liable for 97.4 percent of the costs at issue. Hercules timely appealed that judgment. Oral argument in both appeals was held before the Eighth Circuit on June 12, 2000.

      On April 10, 2001, the United States Court of Appeals for the Eighth Circuit issued an opinion in the consolidated appeals described above. In that opinion, the Appeals Court reversed the District Court's decision which had held Hercules jointly and severally liable for costs incurred and to be incurred at the Jacksonville site, and remanded the case back to the District Court for a determination of whether the harms at the site giving rise to the government's claims were divisible, as well as other findings of the District Court. The Appeals Court also vacated the District Court's allocation decision holding Hercules liable for 97.4 percent of the costs at issue, ordering that these issues be revisited following further proceedings with respect to divisibility. Finally, the Appeals Court affirmed the judgment of liability against Uniroyal.

      The trial on remand commenced on October 8, 2001 and continued through October 19, 2001, and resumed on December 11, 2001, concluding on December 14, 2001. At the trial, the Company presented both facts and law to the District Court in support of its belief that the Company should not be liable under CERCLA for some or all of the costs incurred by the government in connection with the site because those harms are divisible. Should the Company prevail on remand, any liability to the government will be either eliminated or reduced.

      Hercules Incorporated v. Aetna Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-1-CV (consolidated)

      In 1992, Hercules brought suit against its insurance carriers for past and future costs for cleanup of certain environmental sites. In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas, site (see discussion above) was completed. The jury returned a "Special Verdict Form" with findings that, in conjunction with the Court's other opinions, were used by the Court to enter a judgment in August 1999. The judgment determined the amount of Hercules' recovery for past cleanup expenditures and stated that Hercules is entitled to similar coverage for costs incurred since September 30, 1997 and in the future. Hercules has not included any insurance recovery in the estimated range of costs above. Since entry of the Court's August 1999 order, Hercules has entered into settlement agreements with several of its insurance carriers and has recovered certain settlement monies. The terms of those settlements and amounts recovered are confidential. On August 15, 2001, the Delaware Supreme Court issued a decision in Hercules Incorporated v. Aetna Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-1-CV (consolidated). In its decision, the Delaware Supreme Court affirmed the trial court in part, reversed the trial court in part and remanded the case for further proceedings. The specific basis upon which the Delaware Supreme Court reversed the trial court was the trial court's application of pro rata allocation to determine the extent of the insurers' liability. At this time, proceedings at the trial court have not yet commenced.

      The Allegany Ballistics Laboratory ("ABL") is a government owned facility which was operated by Hercules from 1945 to 1995. The United States Department of the Navy has notified Hercules that the Navy would like to negotiate with Hercules with respect to certain environmental liabilities which, the Navy alleges, are attributable to Hercules' past operations at ABL. The Navy alleges that, pursuant to CERCLA, it has spent a total of $24.8 million and that it expects to spend an additional $60 million over the next 10 years. The Company is currently investigating the Navy's allegations, including the basis of the Navy's claims, and whether the Company's contracts with the government pursuant to which the Company operated ABL may insulate the Company from some or all of the amounts sought. At this time, however, the

Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported above.

      At December 31, 2001, the accrued liability of $81 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules, and the resolution of any of these matters during a specific period could have a material effect on the quarterly or annual results of that period.

LITIGATION

      The Company is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to asbestos fibers from resin-encapsulated pipe and tank products which were sold by one of the Company's former subsidiaries to a limited industrial market ("products claims"). The Company is also a defendant in lawsuits alleging exposure to asbestos at facilities formerly or presently owned or operated by the Company ("premises claims"). Claims are received and settled or otherwise resolved on a regular basis. In late December 1999, the Company entered into a settlement agreement to resolve the majority of the claims then pending. In connection with that settlement, the Company also entered into an agreement with several of the insurance carriers which sold that former subsidiary primary and first level excess insurance policies. Under the terms of that agreement, the majority of the amounts paid to resolve those products claims will be insured, subject to the limits of the insurance coverage provided by those policies. The terms of both settlement agreements are confidential.

      Since entering into those agreements, the Company has continued to receive and settle or otherwise resolve claims on a regular basis, with the number of new claims averaging approximately 2,200 per year during the past two years. As of February 2002, the Company had pending approximately 5,170 unresolved claims, of which approximately 625 are premises claims. In addition, as of February 2002, there were pending approximately 5,830 unpaid claims which have been settled or are subject to the terms of a settlement agreement. In accordance with the terms of the previously mentioned agreement with several insurance carriers, as well as agreements with two other excess insurance carriers, the majority of the amounts paid and to be paid to resolve those claims will be insured.

      The Company anticipates that the primary and first level excess insurance policies referenced above will exhaust over the next 12 to 24 months, assuming that the rate of settlements and payments remains relatively consistent with the Company's past experience. Nonetheless, based on the current number of claims pending, the amounts the Company presently pays to resolve those claims, and anticipated future claims (the Company's assumption being that the number of future claims filed per year and claim resolution payments remain relatively consistent with the Company's past experience, and that these matters cease to be an ongoing liability after ten years), the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and future asbestos-related liabilities. The Company is seeking defense and indemnity payments or an agreement to pay from those carriers responsible for excess coverage whose levels of coverage have been or will soon be reached. Although those excess carriers have not yet agreed to defend or indemnify it, the Company believes that it is likely that they will ultimately agree to do so, and that the majority of future asbestos related costs will ultimately be paid or reimbursed by those carriers. However, if the Company is not able to reach satisfactory agreements with those carriers prior to exhaustion of the primary and first level excess insurance policies now covering the majority of its current asbestos related claims, then beginning as early as sometime in 2003, the Company might be required to completely fund these matters while it seeks reimbursement from its carriers.

      Based on the assumptions set forth in the preceding paragraph, the reasonably possible future financial exposure for these matters is estimated to be less than $200 million. As stated above, the Company presently believes that the majority of this financial exposure will be funded by insurance proceeds. Cash payments related to this exposure are expected to be made over an extended number of years.

      Due to the dynamic nature of asbestos litigation and the present uncertainty concerning the participation of its excess insurance carriers, however, the Company's estimates are inherently uncertain, and these matters may present significantly greater and longer lasting financial exposures than presently anticipated. As a result, the Company's liability with respect to asbestos-related matters could exceed the amount noted above. If the Company's liability does exceed that amount, the Company presently believes that the majority of any additional liability it may reasonably anticipate will be paid or reimbursed by its insurance carriers.

      The Company has estimated and, therefore, recorded a gross liability for asbestos-related matters in its December 31, 2001 balance sheet of $80 million. The Company believes that it is probable that $66 million of that amount will be funded by or recovered from insurance carriers. Accordingly, the Company has recorded an asset in this amount in its December 31, 2001 balance sheet.

      In June 1998, Hercules and David T. Smith Jr., a former Hercules employee and a former plant manager at the Brunswick plant, along with Georgia-Pacific Corporation and AlliedSignal Inc., were sued in Georgia State Court by 423 plaintiffs for alleged personal injuries and property damage. This litigation is captioned Coley, et al. v. Hercules Incorporated, et al., No. 98 VSO 140933 B (Fulton County, Georgia). Plaintiffs allege they were damaged by the discharge of hazardous waste from the companies' plants. On February 11, 2000, the Georgia State Court dismissed Georgia-Pacific Corporation and AlliedSignal Inc., without prejudice. In September 2000, David T. Smith Jr., was dismissed by the Georgia State Court with prejudice. On July 18, 2000, the Company was served with a complaint in a case captioned Erica Nicole Sullivan, et al. v. Hercules Incorporated and David T. Smith, Jr., Civil Action File No. 00-1-05463-99 (Cobb County, Georgia). Based on the allegations contained in the complaint, this matter is very similar to the Coley litigation, and is brought on behalf of approximately 700 plaintiffs for alleged personal injury and property damage arising from the discharge of hazardous waste from Hercules' plant. Although venue had been removed to the United States District Court for the Northern District of Georgia, the case was ultimately remanded back to state court. Both the Coley and the Erica Nicole Sullivan cases are in the early stages of motion practice and discovery. The Company denies any liability to plaintiffs, and it will vigorously defend both of these cases.

      In August 1999, the Company was sued in an action styled as Cape Composites, Inc. v. Mitsubishi Rayon Co., Ltd., Case No. 99-08260 (U.S. District Court, Central District of California), one of a series of similar purported class action lawsuits brought on behalf of purchasers (excluding government purchasers) of carbon fiber and carbon prepreg in the United States from the named defendants from January 1, 1993 through January 31, 1999. The lawsuits were brought following published reports of a Los Angeles federal grand jury investigation of the carbon fiber and carbon prepreg industries. In these lawsuits, plaintiffs allege violations of Section 1 of the Sherman Antitrust Act for alleged price fixing. In September 1999, these lawsuits were consolidated by the Court into a case captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California), with all related cases ordered dismissed. This lawsuit is in the early stages of motion practice and discovery. On March 11, 2002, the Court tentatively granted plaintiffs' Motion to Certify Class. The Company is named in connection with its former Composites Products Division, which was sold to Hexcel Corporation in 1996, has denied liability and will vigorously defend this action.

      Beginning in September 2001, Hercules, along with the other defendants in the Thomas & Thomas Rodmakers action referred to above, has been sued in nine California state court purported class actions brought on behalf of indirect purchasers of carbon fiber. In January 2002, these were consolidated into a case captioned Carbon Fiber Cases I, II, and III, Judicial Council Coordination Proceedings Nos. 4212, 4216 and 4222, Superior Court of California, County of San Francisco. These actions all allege violations of the California Business and Professions Code relating to alleged price fixing of carbon fiber and unfair competition. The Company denies liability and will vigorously defend each of these actions.

      In connection with the grand jury investigation noted above, in January 2000, the United States Department of Justice (DOJ), Antitrust Division, served a grand jury subpoena duces tecum upon Hercules. The Company has been advised that it is one of several manufacturers of carbon fiber and carbon prepreg that have been served with such a subpoena.

      In December 1999, an action was filed in the U.S. District Court for the Eastern District of Pennsylvania on behalf of two classes of individuals: (1) veterans of the South Korean military who claim they were exposed to Agent Orange and other chemical defoliants used in the demilitarized zone between North and South Korea between 1967 and 1970 and (2) veterans of the United States military who claim to have been similarly exposed. This case is captioned Chang Ok-Lee, Individually and as Representative of a Class, and Thomas Wolfe, Individually and as Representative of a Class v. Dow Chemical Co., et al., Civil Action No. 99-6127 (U.S. District Court, Eastern District of Pennsylvania). During 2000, this case was transferred by the Multi-District Litigation (MDL) Panel to the United States District Court for the Eastern District of New York, where Agent Orange cases have previously been consolidated. In late 2001, this case was dismissed voluntarily by the plaintiffs, with plaintiffs retaining the right to re-file in the future.

      In 1999, the Company was sued by Hexcel Corporation (Hexcel) in a case captioned Hexcel Corporation v. Hercules Incorporated, Index No. 602293/99, Supreme Court of New York, County of New York. In that case, Hexcel sought recovery of a total of approximately $8,422,000 (plus interest) in alleged "post-closing" adjustments to the purchase price paid by Hexcel for Hercules' former Composite Products Division. The basis for these alleged "adjustments" derive from the Sale and Purchase Agreement between Hercules and Hexcel dated as of April 15, 1996. In June 2000, the Court granted Hexcel's motion for summary judgment as to liability, finding the Company liable to Hexcel on technical grounds, but reserved ruling on the amount of damages. The Court then referred the damages determination to a Special Referee. In

January 2001, the Special Referee issued a report, recommending that the Company be found liable to Hexcel for a total of approximately $7,300,000 plus interest, costs and expenses. In February 2001, Hexcel moved to confirm the Special Referee's Report and the Company moved to confirm in part and reject in part the Special Referee's Report. The Company specifically challenged the majority of the Special Referee's findings, and argued that a $2,000,000 indemnity "basket" established by the terms of the April 1996 Sale and Purchase Agreement should apply, reducing any award to Hexcel by $2,000,000. In May 2001, the Court accepted the Special Referee's Report and rejected the Company's position. As a result, judgment was entered against the Company in the amount of $10,219,685, which included pre-judgment interest, costs and expenses. The Company appealed to the Supreme Court, Appellate Division, First Department. On February 5, 2002, the Supreme Court of New York, Appellate Division, First Department, affirmed the decision of the trial court, entering judgment in favor of Hexcel in the full amount. Interest continues to accrue. The Company continues to believe that the decision of the trial and intermediate appellate courts is incorrect, and has filed a Motion for Reargument or for Leave to Appeal to the Court of Appeals. That motion was denied on March 19, 2002. Hercules will be filing a motion for Leave to Appeal to the New York Court of Appeals directly with the Court of Appeals. The granting of a motion for an appeal to the Court of Appeals is discretionary and there can be no assurance that it will be granted. In addition to the foregoing, in October 2000, Hexcel brought an action against Hercules to compel arbitration to determine the proper "Working Capital Adjustment" under the terms of the Sale and Purchase Agreement. Hexcel claimed it was owed approximately $1,500,000, while the Company claimed that the Company was owed approximately $129,000. In late 2001, this matter was submitted to binding arbitration. In December 2001, the arbitrator found in the Company's favor and awarded damages to the Company of $129,000.

      In December 1999, BetzDearborn and Bill Blythe, its employee, were sued by M.C. Dixon Lumber Company, Inc. (M.C. Dixon Lumber Company, Inc. v. BetzDearborn and Bill Blythe, Circuit Court of Barbour County, Alabama, Case No. 99-0177). In this lawsuit, M.C. Dixon sought recovery for alleged damage to wood drying kilns and other equipment, as well as lost production and other consequential damages. M.C. Dixon alleged that these damages were caused by BetzDearborn's negligence and breach of contract in the administration of the water treatment program at M.C. Dixon's plant. On September 4, 2001, this case went to trial. During the course of the trial, the Company agreed to settle this case for an amount which is confidential. In connection with that settlement, the Company reached an agreement with one of BetzDearborn's insurance carriers whereby the total amount paid by BetzDearborn towards the settlement was $1.75 million.

      On September 28, 2000, the Company sold its Food Gums Division to CP Kelco ApS, a joint venture that the Company entered into with Lehman Brothers Merchant Banking Partners II, L.P. CP Kelco also acquired the biogums business of Pharmacia Corporation (formerly Monsanto Company). In April 2001, CP Kelco U.S., Inc., a wholly-owned subsidiary of CP Kelco ApS, sued Pharmacia (CP Kelco U.S., Inc. v. Pharmacia Corporation, U.S. District Court for the District of Delaware, Case No. 01-240-RRM) alleging federal securities fraud, common law fraud, breach of warranties and representations, and equitable fraud. In essence, the lawsuit alleges that Pharmacia misrepresented the value of the biogums business, resulting in damages to CP Kelco U.S., including the devaluation of CP Kelco U.S.'s senior debt by the securities markets. The complaint seeks over $430 million in direct damages, as well as punitive damages. In June 2001, Pharmacia filed a third-party complaint against the Company and Lehman. That complaint seeks contribution and indemnification from the Company and Lehman, jointly and severally, for any damages that may be awarded to CP Kelco U.S. in its action against Pharmacia. This lawsuit is in early discovery. The Company believes that the third-party lawsuit against it and Lehman is without merit. The Company has denied any liability to Pharmacia and is vigorously defending this action.

      At December 31, 2001, the consolidated balance sheet reflects a current liability of approximately $50 million and a long-term liability of approximately $51 million for litigation and claims. These amounts represent management's best estimate of the probable and reasonably estimable losses related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

EXECUTIVE OFFICERS OF THE REGISTRANT:

      The name, age and current position of each executive officer of Hercules as of March 15, 2002 are listed below.

There are no family relationships among executive officers.

NAME                     AGE     CURRENT POSITION
William H. Joyce         66      Chairman and Chief Executive Officer

Fred G. Aanonsen         54      Vice President and Controller

Edward V. Carrington     59      Vice President, Human Resources and Corporate Resources

Richard G. Dahlen        62      Chief Legal Counsel

Robert C. Flexon         43      Vice President, Corporate Affairs, Strategic Planning and Work Processes

Israel J. Floyd          55      Corporate Secretary and General Counsel

Bruce W. Jester          50      Vice President, Taxes

Stuart C. Shears         51      Vice President and Treasurer

      William H. Joyce joined Hercules as Chief Executive Officer in May 2001. Dr. Joyce had been Chairman, President and Chief Executive Officer of Union Carbide Corporation since 1996. From 1995 to 1996, Dr. Joyce was President and Chief Executive Officer and from 1993 to 1995, he was President. Prior to that, Dr. Joyce had been Chief Operating Officer since 1992. Dr. Joyce holds a B.S. degree in Chemical Engineering from Pennsylvania State University and an M.B.A. and Ph.D. from New York University. Dr. Joyce received the National Medal of Technology Award in 1993 and the Plastics Academy's Industry Achievement Award in 1994 and Lifetime Achievement Award in 1997. In 1997, he was inducted into the National Academy of Engineering. Dr. Joyce is a director of CVS Corporation. Dr. Joyce is also a trustee of the Universities Research Association, Inc. and Co-Chairman of the Government-University-Industry Research Round Table of the National Academies.

      Fred G. Aanonsen joined Hercules in July 2001. Prior to joining Hercules, he spent 25 years at Union Carbide Corporation, where most recently he had been the Director of Accounting and Financial Processing since 1998. Mr. Aanonsen is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the Financial Executives Institute.

      Edward V. Carrington originally joined Hercules when it acquired Radiant Color in 1969 and assumed his current position in June 2001. Prior to that, he had served in a consulting role since October 2000. From 1997 until 2000, he was Vice President of Buttonwood Cottages, Inc., a vacation resort complex, and President of Rentals in Paradise, Inc., a vacation home rental business. From 1992 until his retirement from Hercules in 1997, he was Vice President, Human Resources.

      Richard G. Dahlen originally joined Hercules in 1996. Mr. Dahlen assumed his current position in June 2001. Prior to that, he had served in a consulting role since October 2000. From 1999 until 2000, he was retired and from 1996 until his retirement in 1999, he served as Vice President, Law and General Counsel. Mr. Dahlen is a member of the Personnel Committee and Board of Directors of the Delaware Theatre Company.

      Robert C. Flexon joined Hercules in 2000 and has held his current position since February 2002. He had been Vice President, Work Processes, since June 2001 and Vice President, Business Analysis and Controller since 2000. Previously, he was with Atlantic Richfield Company for more than ten years, serving in several capacities that included: General Auditor, ARCO, from 1998 to 2000; Franchise Manager, ARCO Products Company, from 1996 to 1998; and Controller, ARCO Products Company, from 1995 to 1996.

      Israel J. Floyd joined Hercules in 1973 and has held his current position since 2001. He had been Vice President, Secretary and General Counsel since 1999 and, prior to that, was Secretary and Assistant General Counsel from 1992 to 1999.

      Bruce W. Jester joined Hercules in 1980 and has held his current position since 1997. He was Assistant Treasurer and Director, Taxes, from 1994 to 1997.

      Stuart C. Shears joined Hercules in 1978 and has held his current position since 1999. He was Assistant Treasurer from 1997 to 1999 and, prior to that, was Director, Finance & Credit from 1991 to 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      No matter was submitted to a vote of security holders during the fourth quarter of 2001, through the solicitations of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR HERCULES' COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

      The Company's common stock is listed on the New York Stock Exchange (ticker symbol HPC), The Stock Exchange, London, and the Swiss Stock Exchange. It is also traded on the Philadelphia, Midwest and Pacific Stock Exchanges.

      The approximate number of holders of record of its common stock ($25/48 stated value) as of March 15, 2002 was 18,113.

2000                                                      High           Low
                                                          ----           ---
     First Quarter .............................        $ 28.00        $ 13.94
     Second Quarter ............................        $ 17.88        $ 13.88
     Third Quarter .............................        $ 16.19        $ 11.38
     Fourth Quarter ............................        $ 20.19        $ 13.75
2001
     First Quarter .............................        $ 20.00        $ 12.15
     Second Quarter ............................        $ 14.45        $ 11.00
     Third Quarter .............................        $ 12.00        $  6.50
     Fourth Quarter ............................        $ 10.94        $  7.43

      On December 31, 2001, the closing price of the common stock was $10.00.

      The payment of quarterly dividends was suspended in the fourth quarter of 2000, subject to reconsideration by the Board in its discretion, when warranted under appropriate circumstances and subject to restrictions in the indenture governing the Company's 11 1/8% senior notes due 2007. Quarterly dividends of $0.27 per share were declared and paid for each of the first two quarters of 2000 and a quarterly dividend of $.08 per share was declared and paid for the third quarter 2000. In addition, payment of future dividends is significantly restricted by the indenture governing the 11 1/8% senior notes.

      In November 2000, Hercules issued $400 million aggregate principal amount of 11 1/8% senior notes due 2007 to Donaldson, Lufkin & Jenrette and Credit Suisse First Boston (the "Initial Purchasers"). The underwriting commissions totaled approximately $23 million. The maturity date of the 11 1/8% senior notes is November 15, 2007. The Company is obligated to pay interest semi-annually at a rate of 11 1/8% per year commencing May 15, 2001.

      The 11 1/8% senior notes were issued and sold in transactions exempt from registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), to persons reasonably believed by the Initial Purchasers to be "Qualified Institutional Buyers" ("QIBs"), as defined in Rule 144A under the Securities Act, or institutional accredited investors or sophisticated buyers.

      The 11 1/8% senior notes were subject to a registration rights agreement that required Hercules to file an exchange offer registration statement with the Securities and Exchange Commission within 270 days (no later than August 11,
2001) and to use its best efforts to have the registration statement declared effective within 330 days. On August 9, 2001, Hercules filed a Registration Statement on Form S-4 (the "Registration Statement") with the Securities and Exchange Commission, pursuant to which the Company offered to exchange all of its $400 million aggregate principal amount of 11 1/8% senior notes due 2007 ("old notes") for $400 million aggregate principal amount of 11 1/8% senior notes due 2007 ("new notes"). The form and terms of the new notes are the same as the form and terms of the old notes except that, because the issuance of the new notes was registered under the Securities Act, the new notes do not bear legends restricting their transfer and are not entitled to certain registration rights under the registration rights agreement. The new notes evidence the same debt as the old notes and the new notes and the old notes are governed by the same indenture. On October 31, 2001, Hercules filed Amendment No. 1 to the Registration Statement on Form S-4 with the Securities and Exchange Commission and the Registration Statement became effective. Hercules did not receive any proceeds from the exchange offer. When the exchange offer expired on December 7, 2001, $375.3 million of the old notes had been tendered for a like amount of new notes.

      At any time prior to November 15, 2003, Hercules may on any one or more occasions, redeem up to 35% of the aggregate principal amount of the 11 1/8% senior notes issued at a redemption price of 111.125% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more public equity offerings; provided that (i) at least 65% of the aggregate principal amount of the 11 1/8% senior notes issued under the indenture remains outstanding immediately after the occurrence of such redemption (excluding notes held by Hercules and its subsidiaries); and (ii) the redemption occurs within 45 days of the date of the closing of such public equity offering. Except as described above, the 11 1/8% senior notes will not be redeemable at Hercules' option prior to maturity. Hercules is not required to make mandatory redemption or sinking fund payments with respect to the 11 1/8% senior notes. If a change of control occurs, each holder of the notes will have the right to require Hercules to repurchase all or any part of that holder's notes pursuant to a change of control offer on the terms set forth in the indenture. In the change of control offer, Hercules is required to offer a change of control payment in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased, to the date of purchase.

ITEM 6. SELECTED FINANCIAL DATA:

      A summary of selected financial data for Hercules for the years and as of the end of years specified is set forth in the table below. See Part I, Item 1 Business for a description of significant acquisitions and divestitures that affect the comparability of the following data.

                                                                               (Dollars and shares in millions, except per share)
                                                                                     2001      2000     1999     1998     1997
      ===========================================================================================================================
      Net sales                                                                   $ 2,620    $3,152   $3,309   $2,145   $1,866
      Profit from operations                                                          287       444      480      192      228
      (Loss) income before effect of change in accounting principle                   (58)       98      168        9      324
      Net (loss) income                                                               (58)       98      168        9      319

      Dividends                                                                        --        66      111      104       98

      Per share of common stock
        Basic:
          (Loss) earnings before effect of change in accounting principle           (0.54)     0.91     1.63     0.10     3.27
          (Loss) earnings                                                           (0.54)     0.91     1.63     0.10     3.22
        Diluted:
          (Loss) earnings before effect of change in accounting principle           (0.54)     0.91     1.62     0.10     3.18
          (Loss) earnings                                                           (0.54)     0.91     1.62     0.10     3.13
      Dividends declared                                                               --      0.62     1.08     1.08     1.00

      Total assets                                                                $ 5,049    $5,528   $5,896   $5,833   $2,411
      Long-term debt                                                                1,959     2,342    1,777    3,096      419
      Company-obligated preferred securities of subsidiary trusts                     624       622      992      200       --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

      Hercules is a leading manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications. Hercules operates on a global scale, with significant operations in

North America, Europe, Asia and Latin America. The Company's principal products are chemicals used by the paper industry to increase product performance and enhance the manufacturing process; chemicals which improve the efficiency of various water treatment and industrial processes; water-soluble polymers; resins and polypropylene and polyethylene fibers. The Company operates through three reportable segments and five divisions: Process Chemicals and Services (Pulp and Paper and BetzDearborn), Functional Products (Aqualon) and Chemical Specialties (FiberVisions and Resins).

      On February 12, 2002, the Company entered into an agreement to sell the BetzDearborn Division businesses and certain Pulp and Paper Division treatment business (the "Water Treatment Business") to GE Specialty Materials ("GESM"), a unit of General Electric Company (the "GE Transaction"). The selling price is $1.8 billion in cash, with net after tax proceeds available for debt reduction of approximately $1.665 billion. The transaction is subject to regulatory and other customary approvals, and is expected to close in the second quarter of 2002. Hercules acquired the Water Treatment Business in 1998 when it acquired BetzDearborn. The Paper Process Chemicals business, currently representing approximately one-third of the business that the Company acquired from BetzDearborn in 1998, will remain with Hercules. In addition, Hercules will have an agreement with GE to distribute and service BetzDearborn's water treatment products to the pulp and paper industry. The Water Treatment Business had net assets, including goodwill and identifiable intangibles from the BetzDearborn acquisition, of approximately $2.0 billion at December 31, 2001. Although the Company has not completed its transitional impairment analysis required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142"), it anticipates that initial adoption of this standard will result in recording a loss ranging from $200 to $300 million related to impaired goodwill of the Water Treatment Business in the quarter ending March 31, 2002. The Water Treatment Business had net sales, excluding sales to be covered under the supply and distribution agreements prospectively, of approximately $844 million in 2001. Proceeds from the divestiture will be used to pay down debt in accordance with bank agreements and to provide collateral for currently outstanding letters of credit.

      The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto. All references to individual Notes refer to Notes to the Consolidated Financial Statements. Certain statements contained herein may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.

CRITICAL ACCOUNTING POLICIES

      The Company's discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Hercules to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Hercules evaluates its estimates on a regular basis, including those related to sales returns and allowances, bad debts, inventories, intangible assets, income taxes, restructuring, contingencies, including litigation and environmental, and pension and other benefit obligations. Hercules bases its estimates on various factors including historical experience, consultation and advice from third party subject matter experts and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and circumstances.

      Hercules believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

            Hercules records estimated reductions to revenue for customer returns and other allowances, including volume-based incentives and pricing adjustments.

            The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers and industries in which the customers operate. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

            Hercules writes down its inventories for estimated slow moving and obsolete goods equal to the difference between the carrying cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.

            The Company records an impairment loss on its long-lived assets, including goodwill and intangibles, based on the excess of the carrying amount over fair value, when expected future cash flows are insufficient to recover the carrying amount of the asset. Deterioration in future economic conditions or poor operating results in a business could result in losses or the inability to recover the carrying value of the asset, thereby possibly requiring an impairment in the future.

            Hercules records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized after consideration of future taxable income and prudent and reasonable tax planning strategies. In the event Hercules were to determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

            Hercules has recorded restructuring charges for the estimated costs of employee severance and other exit costs. In the event that it is determined that additional employees must be involuntarily terminated pursuant to work process redesign and other cost reduction initiatives, additional restructuring reserves would be required which would result in an additional charge against earnings in the period that Hercules has authorized and committed to a plan and significantly all actions have been identified. In the event that the number of employees involuntarily terminated pursuant to restructuring plans is less than anticipated due to greater than anticipated voluntary resignations, an adjustment to reduce excess restructuring reserves would increase income in the period that the determination was made.

            Hercules establishes reserves for environmental matters, asbestos claims, litigation and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. If the contingency is resolved for an amount greater or less than has been accrued, or Hercules' share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, Hercules would recognize an additional expense or benefit in income in the period such determination was made.

            Pension and other post employment benefit obligations and the related expense (income) are determined based upon assumptions regarding mortality, medical inflation rates, discount rates, long-term return on assets, salary increases, Medicare availability and other factors (the "Variables"). The actual return on plan assets currently being earned in 2002 is, and the historical return on plan assets earned in 2000 and 2001 was, less than the corresponding assumption. If actual results differ from the assumptions for some or all of the Variables, the Company may be required to recognize additional benefit expense and possibly recognize additional liabilities for accumulated benefit obligations in excess of funded benefits. At December 31, 2001, the funded benefits in the U.S. defined benefit pension plan marginally exceeded the accumulated benefit obligation ("ABO") for this plan. Based on current economic conditions and anticipated benefit payments, it is reasonably possible the ABO will exceed the funded benefits at December 31, 2002. If this occurs at December 31, 2002, (or at an earlier date if an interim valuation is required), the Company will be required to recognize an additional liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding net-of-tax charge to other comprehensive income in stockholders' equity. The prepaid pension asset balance for the U.S. plan is approximately $250 million at December 31, 2001.


ACQUISITIONS, DIVESTITURES AND UNUSUAL ITEMS

      During May 2001, in a series of unrelated transactions, the Company completed the divestiture of a significant portion of its Resins Division (the "Resins Divestitures"). On May 1, 2001, Hercules completed the sale of its hydrocarbon resins business and select portions of its rosin resins business to a subsidiary of Eastman Chemical Company, receiving proceeds of approximately $244 million (the "Eastman Transaction"). On May 31, 2001, Hercules completed the sale of its peroxy chemicals business to GEO Specialty Chemicals, Inc., receiving proceeds of approximately $92 million (the "Peroxide Transaction"). Additionally, on May 25, 2001, the Company completed the sale of its interest in Hercules - Sanyo, Inc., a toner resin joint venture, to Sanam Corporation, a wholly owned subsidiary of Sanyo Chemicals Industries, Ltd., its joint venture partner. The Company realized net gains from these dispositions of $74 million (see Note 16).

      In June 2001, the Company announced an aggressive and comprehensive cost reduction and work process redesign program to improve return on capital, streamline organizational structure, improve work processes and consolidate manufacturing and non-manufacturing resources. The objective was to achieve fixed cost reductions of $100 million on an annualized basis (as compared to 2000 results, excluding divested businesses) by June 2002. Approximately 975 employees have left or will leave the company (see Note 14) under this plan. Pursuant to this program, the Company incurred restructuring charges totaling $51 million during the third and fourth quarters of 2001. The plan includes reductions throughout the Company with the majority of them from support functions as well as the Process Chemicals and Services segment. The cost reductions are being implemented as the sale of the Water Treatment Business awaits regulatory and other customary approvals. After the divestiture has been completed, this cost reduction program will continue in 2002 for the remaining businesses. In 2002, the cost reduction target to be achieved by December 2002 was then increased to $200 million in annualized fixed cost reductions (as compared to 2000 results, excluding divested business).

      During 2001, the Company recognized a pension curtailment gain of $5 million related to the Eastman Transaction. As a result of resolving issues relating to a prior year divestiture, an additional gain of $5 million was recognized. The Company recognized $10 million in net environmental expense, $5 million of executive severance charges, $5 million in pre-payment penalties relating to the ESOP credit facility, $3 million in non-recurring fees related to the 2001 proxy contest and other matters and $4 million in other costs.

      During 2000, the Company monetized certain non-core assets, completing the divestitures of its nitrocellulose and Food Gums businesses. In May 2000, Hercules acquired the paper chemicals business of Quaker Chemical Corporation. In September 2000, the Company announced the formation of a strategic marketing alliance with National Starch and Chemical Company for the sale of over 300 million pounds of National Starch's papermaking chemicals starch product line. These transactions are consistent with the Company's announced strategy to monetize non-core businesses and grow core businesses. In the fourth quarter of 2000, Hercules announced its intention to pursue a sale or merger of the Company in the belief that, over the long term, becoming part of a larger enterprise is the best strategic path for the Company. To that end, the Company retained Goldman, Sachs & Co. and Credit Suisse First Boston to assist the Board of Directors in its identification and evaluation of various alternatives.

      The Company incurred a loss of $25 million (see Note 16), including $4 million for termination benefits in connection with the June 2000 sale of the nitrocellulose business. The Company completed the sale of its Food Gums division to CP Kelco, a joint venture with Lehman Brothers Merchant Banking II, L.P., in the third quarter 2000, realizing a net gain on the sale of approximately $168 million. The Company received approximately $395 million in cash proceeds, recorded certain selling and tax expenses of approximately $77 million and retained a 28% equity position in CP Kelco. CP Kelco simultaneously acquired the Kelco biogums business of Pharmacia Corporation (formerly Monsanto Company).

      During 2000, the Company recognized $66 million in asset impairment charges and write-offs, primarily in the FiberVisions business. Restructuring charges of $18 million, including the previously noted $4 million related to the nitrocellulose divestiture, were incurred for 2000 restructuring plans, primarily relating to severance and termination benefits for approximately 212 employee terminations in its Process Chemicals and Services segment and corporate realignment due to the divestitures of its non-core businesses. Offsetting these restructuring charges was $4 million of reversals relating to prior year plans. Environmental charges of $8 million were incurred, offset by $11 million in recoveries of insurance and environmental claims. Profit from operations also included $16 million in severance charges and compensation expense not associated with restructuring plans. Additionally, the Company incurred $5 million of integration charges, primarily for consulting and other costs associated with the BetzDearborn acquisition and $1 million for other items. The asset impairments were triggered by significantly higher raw material costs and the loss of a facility's major customer (see Note 16). Selling, general and administrative expenses increased in 2000 as a result of a $21 million increase to the Company's reserve for doubtful accounts.

      In 1999, the Company incurred $39 million of integration charges ($3 million reflected in cost of sales), primarily for employee incentive and retention, consulting, legal and other costs associated with the acquisition of BetzDearborn partly offset by a $4 million restructuring charge reversal. During the fourth quarter of 1999, the Company decided to exit the nitrocellulose business, part of the Functional Products segment, and to take steps to address the performance of some of the specialty product lines in the Chemical Specialties segment. As a result of these decisions, the Company incurred $28 million of pre-tax costs, consisting of $25 million of asset write-downs and disposal costs ($9 million related to the Functional Products segment and $16 million related to a Chemical Specialties segment plant) and $3 million of severance benefits for approximately 20 manufacturing employees at a Chemical Specialties segment plant (see Note 16). The 1999 profit from operations also included a net $5 million charge related to legal and environmental matters. Additionally, a production facility fire, a works accident and the impact of Hurricane Floyd added approximately $8 million to cost of sales and an executive transition agreement increased selling, general and administrative expense by $8 million. In 1999, the Company sold its Chilean Agar business, part of the Functional Products segment, for a pre-tax gain of $16 million (see Notes 1 and 16).

      The impairment losses recognized in all three years are calculated pursuant to the Company's policy for accounting for long-lived assets (see Summary of Significant Accounting Policies).

      The above-mentioned unusual items are primarily included in Reconciling items in each of the respective years in the segment footnote disclosure (see
Note 23).

RESULTS OF OPERATIONS

      (All comparisons are with the previous year unless otherwise stated.).

      The table below reflects Net sales and Profit from operations for the years ended December 31, 2001, 2000 and 1999.


                                                        (Dollars in millions)
                                                    2001         2000         1999
                                                    ----         ----         ----
      Net Sales:
              Process Chemicals and Services     $ 1,654      $ 1,717      $ 1,725
              Functional Products                    541          742          875
              Chemical Specialties                   425          695          711
              Reconciling Items                       --           (2)          (2)
                                                 -------      -------      -------
                 Consolidated                    $ 2,620      $ 3,152      $ 3,309
                                                 =======      =======      =======

      Profit from Operations:
              Process Chemicals and Services     $   295      $   297      $   338
              Functional Products                    123          176          218
              Chemical Specialties                    38           59           89
              Reconciling Items                     (169)         (88)        (165)
                                                 -------      -------      -------
                  Consolidated                   $   287      $   444      $   480
                                                 =======      =======      =======

2001 vs. 2000:

      Consolidated net sales were $2,620 million for 2001, a decrease of $532 million, or 17%. Approximately $57 million of this decrease is attributable to the strength of the U.S. dollar in 2001, principally versus the Euro that continued to weaken throughout the year. Approximately $219 million of the decrease is attributable to the businesses comprising the Resins Divestitures (see Note 1). Sales from continuing businesses decreased by approximately $256 million in 2001, excluding currency effects. Contributing to the decline is reduced volume in all business divisions, except BetzDearborn, versus 2000. Excluding divested businesses, volumes declined 3%. Regionally, net sales declined 4% in North America, 8% in Europe, 3% in Asia Pacific and 1% in Latin America. Weak market demand negatively impacted the Company's sales. The sale of Water Treatment Business is expected to reduce sales by approximately 36%. The Company expects sales from continuing businesses to remain relatively flat in 2002 assuming market conditions remain the same.

      Consolidated profit from operations decreased $157 million, or 35%. Of this decrease, $51 million was attributable to business divestitures, $29 million, net, related to non-recurring items and $13 million was due to foreign currency. Excluding divested businesses, non-recurring items and foreign currency, consolidated profit from operations decreased approximately $64 million, or 20%. Unallocated corporate expenses increased $53 million, principally reflecting stranded corporate overhead costs of approximately $30 million previously absorbed by the divested businesses coupled with higher costs incurred in complying with new regulatory reporting requirements resulting from the Company's debt refinancing in the fourth quarter of 2000 and higher ESOP expenses. Additionally, operating profit improvements in BetzDearborn and FiberVisions were completely negated by lower profit from operations in Pulp and Paper and Aqualon. Pulp and Paper and Aqualon continue to experience weakness in the industries they service. Pursuant to the comprehensive cost reduction and work process redesign program (see Note 14) initiated in 2001, the Company began reducing its fixed cost structure and saw cost improvements in the fourth quarter operating profit. Non-recurring items impacting 2001 profit from operations included $51 million in restructuring charges associated with the cost reduction program and $6 million, net, of other gains. Offsetting these charges were $74 million of pre-tax non-recurring gains from the Resins Divestitures. The Company has targeted $200 million in annualized savings for implementation by the end of 2002, including $125 million for the remaining businesses and $75 million for the BetzDearborn Division. On an annualized basis, savings of approximately $100 million in cost savings were achieved as of December 31, 2001. The sale of the Water Treatment Business will allow the Company to further simplify work processes and overall corporate structure to support a less complex organization. This simplification is expected to yield an additional $25 million in net annual savings, primarily relating to unallocated corporate costs, which it will begin to implement upon the closing of the sale of the Water Treatment Business. Profit from operations in 2000 was favorably impacted by a $168 million non-recurring gain associated with the sale of the Food Gums business, partially offset by the following non-recurring charges: loss associated with the divestiture of the nitrocellulose business, asset impairment charges, restructuring charges and executive severance charges not associated with the restructuring plans.

      Process Chemicals and Services segment revenues were down $63 million, or 4%. Excluding the impact of the stronger dollar, revenues decreased $16 million or less than 1% with relatively flat volumes year over year. Continuing weak demand in the global paper industry primarily drove the decline in segment revenues. Profit from operations decreased $2 million, or less than 1%. Profit from operations benefited from cost reduction initiatives commenced in 2001, especially in the BetzDearborn Division.

      The Pulp & Paper Division is a large and technically advanced provider of pulp and paper chemicals and technical paper process solutions. In the Pulp and Paper Division, both Net sales and Profit from operations declined year over year. The business continued to be impacted by weak global demand. Sales and Profit from operations were negatively impacted by volume declines of 5% from last year. Higher energy and transportation costs, partially offset by lower overhead costs and bad debt expenses, contributed to the lower Profit from operations. The division began to see benefits from the cost reduction and work process redesign program in the fourth quarter in lower overhead costs. The division anticipates further improvement in Profit from operations in 2002 as it moves to fully implement cost reductions and work process redesign. The industry in which the Pulp and Paper Division competes is projected to experience average growth rates of 2% - 5% through 2004. Demand for sizing agents, retention aids and strength resins has increased as the high quality pulp in paper products has been reduced. However, the industry has become increasingly competitive as consolidation continues within the pulp and paper customer base.

      BetzDearborn is a supplier of chemical treatment programs and products for water, wastewater and process systems. Its expertise is lowering water and energy consumption, maximizing plant efficiency and solving complex environmental problems for chemical, metals, automobile, oil refinery and food and beverage companies. Net sales in the BetzDearborn Division declined slightly while Profit from operations improved significantly for the year. Excluding the impact of the stronger dollar, revenues increased marginally year over year. Volumes in BetzDearborn increased approximately 6%, however the sales product mix was unfavorable in comparison to 2000. Profit from operations benefited from lower overhead costs attributable to the cost reduction and work process redesign program, price increases in the North American region and lower bad debt expenses. The BetzDearborn Division achieved $61 million in cost reductions on an annualized basis as of December 31, 2001. The water treatment industry is a mature industry, and is not expected to grow beyond GDP in developed countries. Large customers have increasingly aligned themselves with single suppliers.

      Functional Products segment revenues decreased $201 million, or 27%, and Profit from operations decreased $53 million, or 30%. Aqualon is a supplier of products that manage the properties of aqueous (water-based) systems. Aqualon's products are mostly derived from renewable natural raw materials, including cellulose and guar, and are used in paints and coatings, personal care products such as toothpaste and shampoo, oil and gas well drilling to provide fluid loss control and as a strengthening agent in mortar and plaster, among other uses. Volumes for this segment decreased approximately 18%. The decline in volumes, revenue and Profit from operations all reflect by the full year effect of the Food Gums and nitrocellulose divestitures in 2000. Excluding the divested businesses, segment revenues decreased $18 million, or 3%, Profit from operations decreased $23 million, or 16%, and volumes decreased 2%. Division results continue to be hampered by the currency effects of a strong dollar, principally versus the Euro, which was particularly evident in the first half of 2001. Excluding the impact of the stronger dollar, revenues were down $11 million, or about 2%, and Profit from operations was down $20 million, or 14%. Profit from operations was negatively impacted by volume declines, higher raw material and energy costs, competitive pricing issues and unfavorable fixed cost absorption at lower production levels. These negative drivers were partially offset by lower overhead costs attributable to the cost reduction and work process redesign program. Volume declines are reflective of weak general economic conditions. The water-soluble polymer industry is mature, growing at rates near or slightly higher than GDP. Mergers and the withdrawal of marginal producers have improved profitability.

      Chemical Specialties segment revenues decreased $270 million, or 39%, and Profit from operations decreased $21 million, or 36%. In May 2001, Hercules sold its hydrocarbon resins and select portions of its rosin resins businesses, its peroxy chemicals business and its interest in a toner resin joint venture. The Resins division, including the businesses that the Company sold, had approximately $450 million in net sales in 2000. Excluding the divested businesses, segment volumes declined 10% and revenues decreased $51 million, or 14%, while Profit from operations increased $2 million or 4%.

      FiberVisions is a global supplier of synthetic non-woven fibers made from polypropylene and used primarily in disposable diapers and other hygienic products. Net sales declined while profit from operations increased significantly. The decline in Net sales is primarily due to 9% lower volumes for the full year attributable to the exit from the low margin automotive segment and increased usage of lower basis weight hygiene fabrics combined with adverse economic conditions in the decorative fiber segment, contractual customer pass through of lower polymer costs, the impact of the stronger dollar and competitive pricing issues. Operating performance was positively impacted by lower polymer costs, lower overhead costs attributable to the cost reduction and work process redesign program and lower depreciation expense as a result of assets impairments in 2000.

      The Resins Division offers products that generally are custom made to fit a particular use in an industry and impart or improve the properties of a variety of compounded substances. Net sales and Profit from operations in the Resins Division significantly declined in 2001 as a result of the Resins Divestitures (see Note 1). Volumes were down approximately 60%. Excluding divested businesses, Net sales and Profit from operations still experienced deterioration in 2001, with volumes decreasing 14% for the full year. Operating performance was primarily impacted by unfavorable fixed cost absorption at lower production levels and weak overall demand, the most significant in the Terpenes product line.

2000 vs. 1999:

      Consolidated net sales were $3,152 million for 2000, a decrease of $157 million or 5% from 1999. Approximately $135 million of this decrease is attributable to the strength of the U.S. dollar in 2000, principally versus the Euro which weakened dramatically throughout the year. Excluding the impact of the stronger dollar, consolidated revenues decreased approximately $22 million or 1%. Additionally, consolidated revenues decreased approximately $111 million when compared to 1999 as a result of the loss of revenues attributable to the divested Food Gums, nitrocellulose and agar businesses. Revenues relating to Hercules' ongoing businesses (excluding Food Gums, nitrocellulose and agar) increased by approximately $89 million in 2000 after adjusting for currency effects. Consolidated profit from operations decreased $36 million or 8%. Excluding divested businesses, consolidated profit from operations decreased $140 million. The Euro adversely impacted operating profit by approximately $36 million. Raw material and energy costs escalated significantly in 2000 and were difficult to recover in a timely manner. As 2000 ended, demand slowed in several of the Company's key markets. Excluding the foreign currency effects, consolidated profit from operations decreased approximately $104 million or 21%.

      Process Chemicals and Services segment revenues were down $8 million or less than 1%. Excluding the impact of the stronger dollar, revenues were up $51 million or 3%, reflecting a 2% increase in volumes over 1999. Profit from operations decreased $41 million or 12%. Excluding the impact of the stronger dollar, profit from operations was down $26 million or 8%. During 2000, the Company increased its reserve for doubtful accounts by $21 million.

      Functional Products segment revenues were down $133 million or 15% and profit from operations decreased $42 million or 19%. Excluding the divested Food Gums and nitrocellulose businesses, segment revenues were down $22 million or 4% and profit from operations decreased $33 million or 18%. The strengthening U.S. dollar vis-a-vis the Euro was the primary variant in year on year operating results. Excluding the impact of the stronger dollar, revenues were up $16 million or 3% and profit from operations was down $16 million or 9%. Higher raw material and energy costs, combined with unfavorable product mix changes negatively impacted operating profit towards the end of the year. Demand in the paint and construction markets normally slows at year-end; however, the Company saw a more significant slowdown in demand than is typical in these markets. Business in the oilfield industry remained strong in the fourth quarter. Volumes for this segment were up almost 7% year over year.

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

Interest and Debt Expense and Preferred Security Distributions; Equity Income;
------------------------------------------------------------------------------
Provision for Income Taxes:
---------------------------

      Interest and debt expense and preferred security distributions of subsidiary trusts decreased $6 million or 2% in 2001 versus 2000. Interest and debt expense increased $32 million in 2001 versus 2000 reflecting higher borrowing costs, partially offset by lower debt as a result of the application of proceeds from the sale of businesses. Preferred security distributions of subsidiary trusts decreased $38 million in 2001 versus 2000 reflecting the repayment of $370 million of these securities in the latter part of 2000.

      Equity in income of affiliated companies declined over the three-year period ended December 31, 2001 principally as a result of the equity losses relating to CP Kelco in 2001 and 2000.

      Provision for income taxes reflects effective tax rates of 310% in 2001, 40% in 2000 and 31% in 1999. The increase in the effective tax rate for the year 2001 reflects the effect of non-deductible goodwill amortization and other provisions on a lower pre-tax income base. The primary cause of the increase in the effective tax rate for the year 2000 was the effect of non-deductible goodwill amortization on a lower pre-tax income base, offset by the benefit of the utilization of research and development credits, favorable audit settlements and utilization of a capital loss. The 1999 rate was favorably impacted by the utilization of a capital loss and other adjustments related to prior years' assessments.

FINANCIAL CONDITION

      Liquidity and financial resources: Net cash flow from operations was $109 million in 2001, $70 million in 2000 and $280 million in 1999. Hercules has improved its operating cash flow in 2001 by significantly reducing its working capital requirements. The 2000 decrease versus 1999 reflects lower net income, the payment of legal settlements, net of insurance recoveries, and higher working capital requirements. The 1999 increase reflects higher profit from operations, primarily from acquired businesses, and lower tax payments offset by higher interest payments, cash expenditures for integration, termination benefits and other exit costs, along with higher working capital requirements.

      Net cash provided by (used in) investing activities was $284 million in 2001, $213 million in 2000 and ($193) million in 1999. Hercules has improved its cash flow from investing activities in 2001 by significantly reducing its capital expenditures. Capital expenditures were $63 million, $179 million and $204 million in 2001, 2000 and 1999, respectively. The decrease in capital expenditures in 2001 and 2000 was primarily due to the completion of the plant expansion in Doel, Belgium and stringent capital spending controls instituted during the latter part of 2000 and into the year 2001. Additionally, cash flow from investing activities in both 2001 and 2000 have benefited from the monetization of certain non-core assets. In May 2001, the Company completed the sale of its hydrocarbon resins business and select portions of its rosin resins business to a subsidiary of Eastman Chemical Company, receiving proceeds of approximately $244 million,and the sale of its peroxy chemicals business to GEO Specialty Chemicals, Inc., receiving proceeds of approximately $92 million. In September 2000, the Company sold its Food Gums business to CP Kelco receiving proceeds of approximately $395 million. After recording certain selling and tax expenses of $77 million, the net proceeds of approximately $318 million were applied to repay term loan tranche C.

      Management remains focused on minimizing capital expenditures and working capital needs for the year 2002.

      Net cash used in financing activities was $368 million, $290 million and $88 million, respectively, in 2001, 2000 and 1999. The Company has used cash from business divestitures in 2001 and 2000 to pay down long-term debt.

      The Company regularly reviews its financial structure to appropriately support the organization. In March 1999, Hercules Trust I, a wholly owned consolidated subsidiary trust of Hercules, completed a public offering of $362 million of Trust Originated Preferred Securities (TOPrS) (see Note 7). Proceeds of the offering were used to repay long-term debt. Hercules Trust I's obligations are guaranteed by the Company.

      During the second quarter of 1999, the Company amended its credit agreement to allow for borrowing in euros, as well as in U.S. dollars. Approximately $950 million of U.S. dollar denominated debt was converted to euro indebtedness.

      In July 1999, the Company completed a public offering of 5,000,000 shares of its common stock, which provided the Company with net proceeds of $171.5 million (see Note 9). On the same date, the Company and Hercules Trust II, a wholly owned consolidated subsidiary trust of the Company, completed a public offering of 350,000 CRESTS Units (see Note 7). Each CRESTS Unit consists of one preferred security of Hercules Trust II and one warrant to purchase 23.4192 shares of Hercules common stock at an initial exercise price of $1,000 (equivalent to $42.70 per share). The warrants may be exercised, subject to certain conditions, at any time before March 31, 2029, unless there is a reset and remarketing event. This transaction provided net proceeds to Hercules of $340.4 million. Proceeds of the offerings were used to repay long-term debt. Hercules Trust II's obligations are guaranteed by the Company.

      On December 23, 1999, Hercules Trust VI, a wholly owned consolidated subsidiary trust of Hercules, completed a private placement of 170,000 Floating Rate Preferred Securities (Floating Rate Preferred) (see Note 7). The Company repaid the Floating Rate Preferred with a portion of the proceeds of the November 2000 11 1/8% senior notes offering on December 29, 2000.

      On November 14, 2000, the Company completed a refinancing and modification of its existing debt. In conjunction with and conditioned upon the effectiveness of the amendment to its credit facilities, the Company borrowed $375 million under the senior credit facility (term loan tranche D) and also issued $400 million of 11 1/8% senior notes due 2007. Concurrently with, and as a condition to, term loan tranche D and the offering of the 11 1/8% senior notes, the senior credit facility and ESOP credit facility were amended to: (i) modify the Company's financial covenants; (ii) change the mandatory prepayment provisions; and (iii) provide for security, among other things.

      Term loan tranche D initially bore interest at LIBOR + 2.75%, matures on November 15, 2005 and will require only nominal principal payments prior to maturity. The senior notes accrue interest at 11 1/8% per annum, payable semi-annually. The senior notes are guaranteed by each of Hercules' current and future wholly owned domestic restricted subsidiaries. The 11 1/8% senior notes were subject to a registration rights agreement that required Hercules to file an Exchange Offer Registration Statement with the Securities and Exchange Commission within 270 days (no later than August 11, 2001) and to use its best efforts to have it declared effective within 330 days. On August 9, 2001, Hercules filed a Registration Statement on Form S-4 with the Securities and Exchange Commission, pursuant to which the Company offered to exchange all of its $400 million aggregate principal amount of 11 1/8% senior notes due 2007 ("old notes") for $400 million aggregate principal amount of 11 1/8% Senior Notes due 2007 ("new notes"). The form and terms of the new notes are the same as the form and terms of the old notes except that, because the new notes were registered under the Securities Act, the new notes do not bear legends restricting their transfer and are not entitled to certain registration rights under the registration rights agreement. The new notes evidence the same debt as the old notes and the new notes and the old notes are governed by the same indenture. On October 31, 2001, Hercules filed Amendment No. 1 to the Registration Statement on Form S-4 with the Securities and Exchange Commission and the Registration Statement became effective. Hercules did not receive any proceeds from the exchange offer. When the exchange offer expired on December 7, 2001, $375.3 million of the old notes had been tendered for a like amount of new notes.

      At any time prior to November 15, 2003, Hercules may on any one or more occasions, redeem up to 35% of the aggregate principal amount of the 11 1/8% senior notes at a redemption price of 111.125% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more public equity offerings, provided that (i) at least 65% of the aggregate principal amount of the 11 1/8% senior notes issued under the indenture remains outstanding, immediately after the occurrence of such redemption (excluding notes held by Hercules and its Subsidiaries); and (ii) the redemption occurs within 45 days of the date of the closing of such public equity offering. Except as described above, the 11 1/8% senior notes will not be redeemable at Hercules' option prior to maturity. Hercules is not required to make mandatory redemption or sinking fund payments with respect to the senior notes.

      The proceeds of term loan tranche D and the 11 1/8% senior notes were used to reduce borrowings under the revolving credit agreement, repay the Redeemable Hybrid INcome Overnight Shares (RHINOS) and Floating Rate Preferred Securities and reduce the current portion of term loan tranche A.

      As of December 31, 2001, the Company had $292 million available under the revolving credit agreement and $42 million of short-term lines of credit. However, the actual availability under the revolving credit agreement is constrained by the Company's ability to meet covenants in its senior credit facility. At December 31, 2001, the Company's incremental borrowing capacity was $58 million.

      Both the senior credit facility and the ESOP credit facility (Note 6) require quarterly compliance with certain financial covenants, including a leverage ratio ("debt/EBITDA ratio"), an interest coverage ratio and minimum net worth. In addition, the Company is required to deliver its annual audited consolidated financial statements to the lenders within 90 days of the Company's fiscal year end.

      Due to the delay in closing the Eastman transaction, which in turn delayed the pay down of the debt, the Company's debt as of March 31, 2001 was significantly higher than planned. As a result, the Company would have been out of compliance with the debt/EBITDA ratio covenant of its senior credit facility as of March 31, 2001. In addition, due to the fact that the Company extended the filing date for the 2000 10-K, the Company's annual audited financial statements were not provided to the lenders by March 31, 2001.

      On April 5, 2001, in consideration for the payment of a fee, the senior credit facility bank syndicate and ESOP lender granted waivers with respect to:
(1) compliance with the debt/EBITDA ratio as of March 31, 2001 and (2) an extension of time to deliver the December 31, 2000 audited financial statements to April 17, 2001. These statements were delivered on April 17, 2001.

      With respect to the covenant regarding the debt/EBITDA ratio, the waiver required that the Eastman transaction be consummated on or before May 31, 2001. In addition, the Company had to demonstrate, as of the last day of the month in which the Eastman transaction closed, that the leverage ratio did not exceed
4.75 to 1.00 after giving affect to the application of the net cash proceeds from the Eastman transaction to prepay portions of the tranche A term loan and the ESOP credit facility. The Company achieved this leverage ratio. The Eastman and Peroxide transactions closed in May 2001.

     In order to facilitate the GE Transaction, the Company was required to obtain amendments to its senior credit facility and ESOP credit facilities (the "Facilities"). Effective March 6, 2002, the Facilities were amended to (i) modify certain financial covenants; (ii) change the mandatory prepayment provisions; (iii) permit the reorganization of the Company in order to effect the separation of the Water Treatment Business; and (iv) permanently reduce the revolving committed amount under the credit facility to $200 million. The amendment to the credit facility also included provisions that will be effective only upon the consummation of the sale of the Water Treatment Business and the prepayment of the credit facility. These additional provisions include the following: (i) the release of the subsidiary stock pledged to the collateral agent; (ii) the elimination of the requirement that stock of any additional subsidiaries be pledged in the future; and (iii) the revision of the permitted amount of asset purchases and dispositions. If the GE Transaction does not close by July 15, 2002, the financial covenants set forth in the Amendments will revert back to the previously established levels.

      While the Company expects to remain in compliance with its debt covenants, current and future compliance is dependent upon generating sufficient EBITDA and cash flow which are, in turn, impacted by business performance, economic climate, competitive uncertainties and possibly the resolution of contingencies, including those set forth in Note 22 to the consolidated financial statements.

      In the event the Company is not in compliance with the debt covenants in the future, it will pursue various alternatives, which may include, among other things, refinancing of debt, debt covenant amendments or debt covenant waivers. While the Company believes that it would be successful in pursuing these alternatives, there can be no assurance that the Company would be successful.

      Capital Structure and Commitments: Total capitalization (stockholders' equity, company obligated preferred securities of subsidiary trusts and debt) decreased to $3.5 billion from $4.0 billion, and the ratio of debt-to-total capitalization decreased to 62% from 64% at December 31, 2001 and December 31, 2000, respectively, as a result of the application of the proceeds from the sale of businesses in 2001. The current ratio decreased to .92 at December 31, 2001, compared to 1.1 at December 31, 2000. The quick ratio decreased to .66 at December 31, 2001, compared to .78 at December 31, 2000.

      On October 4, 2000, Moody's Investors Service, Inc., downgraded the Company's senior unsecured credit rating to Ba1 with a stable outlook. On October 19, 2000, Standard & Poor's Ratings Services downgraded the corporate credit rating to BB+ and placed Hercules on credit watch with "developing" implications. On November 9, 2000, Moody's Investors Service, Inc., assigned a Ba1 rating to term loan tranche D and a Ba2 rating to the 11 1/8% senior notes. Also on November 9, 2000, Standard & Poor's Ratings Services assigned a BB+ rating to the term loan tranche D and a BB- rating to the 11 1/8% senior notes. Both ratings were placed on credit watch with "developing" implications. On January 23, 2001, Standard & Poor's Ratings Services downgraded the corporate credit rating to BB, which initiated a 50 basis point increase in the interest rates of term loan tranche A and term loan tranche D. On January 25, 2001, Standard & Poor's Ratings Services assigned a B+ rating to the 11 1/8% senior notes. These actions and future adverse actions, if any, by the rating agencies are likely to result in the Company incurring higher interest costs in future periods.

      Quarterly dividends of $0.27 per share were declared and paid in the first and second quarters of 2000. In August 2000, the Board of Directors reduced the quarterly dividend payment to $.08 per share, which was paid in September 2000 for the third quarter of 2000. On November 13, 2000, the Board of Directors determined to suspend the payment of the quarterly dividend beginning with the fourth quarter of this year, subject to reconsideration of the policy by the Board, in its discretion, when warranted under appropriate circumstances. In addition, payment of future dividends is significantly restricted by the indenture governing the senior notes. The annual dividend was $.62 and $1.08 per share during 2000 and 1999, respectively.

      Capital expenditures are expected to approximate $60 million during 2002. This includes funds for continuing or completing existing projects and for implementing new projects.

      The Company's contractual commitments are summarized as follows:

                                                                         (Dollars in millions)
                                                                        Payments Due by Period
                                                  ------------------------------------------------------------------
                                                               Less than 1                                   After 5
                                                   Total          year       1 - 3 years    4 - 5 years      years
                                                  ------------------------------------------------------------------
      Long-term debt                              $2,201          $242          $1,008          $398          $553
      Non-cancelable operating leases                228            40              56            34            98
                                                  ------          ----          ------          ----          ----

      Total Contractual Cash Obligations          $2,429          $282          $1,064          $432          $651
                                                  ======          ====          ======          ====          ====

      The Company had the following commercial commitments at December 31, 2001: lines of credit of $9 million and standby letters of credit of $100 million, both of which may require payments in the future.

RISK FACTORS

Indebtedness

      The Company has a significant amount of indebtedness. As of December 31, 2001, the Company's total debt was approximately $2,210 million. Total debt does not include $624 million of company-obligated preferred securities of subsidiary trusts. The Company's substantial indebtedness has significant consequences. For example, it could: increase the Company's vulnerability to economic downturns and competitive pressures; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; reduce the Company's cash flow due to increased interest expense in times of rising interest rates; limit the Company's flexibility in planning for, or reacting to, changes in its business and the industries in which it operates or in pursuing attractive business opportunities requiring debt financing; place the Company at a disadvantage to its competitors that have less debt; and limit the Company's ability to borrow additional funds due to restrictive covenants.

      The senior credit facility, the ESOP credit facility and the indenture governing the 11 1/8% senior notes due 2007, which together account for a large portion of the Company's debt, contain numerous restrictive covenants, including, among other things, covenants that limit the Company's ability to: borrow money and incur contingent liabilities; make dividend or other restricted payments; use assets as security in other transactions; enter into transactions with affiliates; enter into new lines of business; issue and sell stock of restricted subsidiaries; and sell assets or merge with or into other companies. In addition, the senior credit facility and the ESOP credit facility require the Company to meet financial ratios and tests, including maximum leverage, minimum net worth and interest coverage levels. These restrictions could limit the Company's ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict corporate activities.

      The Company's ability to comply with the covenants and other terms of the senior credit facility, the ESOP credit facility and the indenture governing the senior notes and to satisfy these and other debt obligations will depend upon the Company's current and future performance and its ability to consummate the sale of the Water Treatment Business or sell other assets. The Company's performance is affected by general economic conditions and by financial, competitive, political, business and other factors, many of which are beyond the Company's control. The Company believes that the cash generated from its business will be sufficient to enable the Company to comply with the covenants and other terms of the senior credit facility, the ESOP credit facility and the indenture governing the senior notes and to make debt payments as they become due. If, however, the Company does not generate enough cash, the Company may be required to refinance some or all of its indebtedness, sell equity or to obtain waivers from its lenders. No assurance can be given that any refinancings, additional borrowings or sales of equity will be available when needed or that the Company will be able to negotiate acceptable terms. In addition, the Company's access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as the Company's financial condition (including leverage levels), financial performance and prospects. While the Company has been successful in obtaining waivers from its lenders in the past, it may be more difficult to do so in the future. Accordingly, there can be no guarantee that the Company will be able to obtain future waivers. If the Company fails to comply with the covenants and terms of the senior credit facility, the ESOP credit facility and the indenture governing the senior notes or to satisfy these and other debt obligations, the Company may be in default, debt could be accelerated and any underlying security could be enforced.

      Despite current indebtedness levels, the Company and its subsidiaries may incur additional indebtedness in the future. As of December 31, 2001, the Company had a $1.8 billion senior credit facility with a syndicate of banks and an $84 million credit facility related to the BetzDearborn ESOP Trust. Under the senior credit facility, the Company has a $900 million revolving credit agreement, which permits certain additional borrowings. If new indebtedness is added to the Company's current indebtedness levels, the risks described above could increase.

Market Risk

      Fluctuations in interest and foreign currency exchange rates affect the Company's financial position and results of operations. The Company has used several strategies to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow. (See "Foreign Currency Translation" and "Derivative Financial Instruments and Hedging" in the Summary of Significant Accounting Policies and Notes 18 and 21.) Sensitivity of the Company's financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The market values for interest rate risk are calculated by the Company utilizing a third-party software model that employs standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

      During 2000, the interest rate swap portfolio was substantially terminated due to the conversion of foreign denominated debt to U.S. dollar denominated debt in the first half of 2000 and the November 2000 debt restructuring which replaced variable rate debt with fixed rate debt.

      The Company's derivative and other financial instruments subject to interest rate risk consists substantially of debt instruments and trust preferred securities. At December 31, 2001 and 2000, net market value of these combined instruments, substantially all of which were debt at December 31, 2001, was a liability of $2.61 billion and $3.08 billion, respectively. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at December 31, 2001 and 2000 would result in a $52 million and $70 million decrease, respectively, in the net market value of the liability. A 100-basis point decrease in interest rates at December 31, 2001 and 2000 would result in a $57 million and $78 million increase, respectively, in the net market value of the liability, respectively.

      Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of $.2 million at December 31, 2001 and a net liability position of $1 million at December 31, 2000. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at December 31, 2001 and 2000 would result in a $2 million increase in the net asset position for 2001 and a $2 million decrease in the net liability position for 2000, while a 10% weakening of the dollar versus all currencies would result in a $2 million decrease in the net asset position for 2001 and a $3 million increase in the net liability position for 2000.

      Foreign exchange forward and option contracts have been used to hedge the Company's firm and anticipated foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. There are presently no significant restrictions on the remittance of funds generated by the Company's operations outside the United States. The free market exchange rate of the Argentinean peso did not have a significant impact on the operations of the Company.

      The Company has not designated any derivative as a hedge instrument under SFAS 133 and, accordingly, changes in the fair value of derivatives are recorded each period in earnings.

Environmental

      In the ordinary course of its business, the Company is subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances. Changes in these laws and regulations may have a material adverse effect on the Company's financial position and results of operations. Any failure by the Company to adequately comply with such laws and regulations could subject the Company to significant future liabilities.

      Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $81 million and $256 million. These cost estimates are based upon the facts and circumstances as they are presently known and are updated quarterly based upon new information that the Company receives. While the Company believes that the actual cost will more likely approximate $81 million based on its estimation methods and prior experience, actual remediation-related liabilities may exceed current estimates. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and financial position of Hercules (see Note 22).

      Environmental remediation expenses are funded from internal sources of cash. Such expenses are not expected to have a significant effect on the Company's ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows.

Litigation

      Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage and personal injury matters. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period (see Note 22)

      On February 5, 2002, the Appellate Division of the New York Supreme Court affirmed a trial court judgment against Hercules currently totaling approximately $10.9 million including interest, costs and expenses in the case, Hexcel Corporation v Hercules Incorporated. Hercules continues to believe that the decisions of the trial court and intermediate appellate courts are incorrect and has filed a motion for Reargument or for Leave to Appeal to the Court of Appeals. That motion was denied on March 19, 2002. Hercules will be filing a motion for Leave to Appeal to the New York Court of Appeals directly with the Court of Appeals. The granting of a motion for an appeal to the Court of Appeals is discretionary and there can be no assurance that it will be granted.

Other

      The Company has undertaken a comprehensive cost reduction program to improve its return on capital. While the cost reduction program may ultimately benefit the Company and its stockholders, cost reduction programs also can have an adverse effect on a company's operations and there can be no assurance that the Company's cost reduction program will be successful.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) require that unamortized negative goodwill be written off immediately as extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired) based on fair value (as opposed to cost recovery using future undiscounted cash flows),
(3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

     The Company will adopt the provisions of SFAS 142 in its first quarter ended March 31, 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. As required by SFAS 142, the Company will reclassify $47 million of assembled workforce intangible assets to goodwill. The Company will no longer record $49 million of annual amortization relating to its existing goodwill and intangibles, as adjusted for the reclassifications just mentioned.

      SFAS 142 requires that goodwill be tested upon transition and annually thereafter for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, the Company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. The Company expects to complete both steps of its transitional impairment analysis in time to fully recognize the provisions of SFAS 142 in the first quarter 2002 results. Although the Company has not completed its transitional impairment analysis required by SFAS 142, it anticipates that initial adoption of this standard will result in recording a loss ranging from $200 to $300 million related to impaired goodwill of the Water Treatment Business. Also, it is likely that an additional transitional goodwill impairment charge due to adopting SFAS 142 will be taken with respect to the FiberVisions Business ranging from $70 to $125 million. These impairment charges are net of tax since they are not tax deductible and will be reported as a cumulative effect of a change in accounting principle.

      Goodwill related to both the Water Treatment and FiberVisions businesses was evaluated for impairment at December 31, 2001 under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Fixed Assets and for Long-Lived Assets to Be Disposed of". Such evaluations indicated that goodwill associated with these businesses was recoverable from anticipated future undiscounted cash flows. Accordingly, no impairment loss was recorded in the December 31, 2001 financial statements.

      In estimating future cash flows, the Company assumed that both of these businesses would remain in its business portfolio for the foreseeable future, which was the most likely case based on the facts that existed as of December 31, 2001.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                           REQUIRED SUPPLEMENTARY DATA
                              HERCULES INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS                                                                                     Page
                                                                                                                      ----
Report of Independent Accountants ..............................................................................       32

Consolidated Statement of Operations for the Years Ended December 31, 2001, 2000 and 1999 ......................       33

Consolidated Balance Sheet as of December 31, 2001 and 2000 ....................................................       34

Consolidated Statement of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999 ......................       35

Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999 ............       36

Consolidated Statement of Comprehensive (Loss) Income for the Years Ended December 31, 2001, 2000 and 1999 .....       37

Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements ......................       38

SUPPLEMENTARY DATA

Summary of Quarterly Results (Unaudited) .......................................................................       78

Subsidiaries of Registrant .....................................................................................       79

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
Wilmington, Delaware

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hercules Incorporated and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 82 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 28, 2002

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  (Dollars in millions, except per share)
                                                                      2001          2000         1999
                                                                      ----          ----         ----
      Net sales                                                     $ 2,620       $ 3,152       $3,309
                                                                    -------       -------       ------
      Cost of sales                                                   1,464         1,784        1,831
      Selling, general, and administrative expenses                     743           810          787
      Research and development                                           67            80           85
      Goodwill and intangible asset amortization                         76            80           79
      Other operating (income) expenses, net (Note 16)                  (17)          (46)          47
                                                                    -------       -------       ------
      Profit from operations                                            287           444          480

      Interest and debt expense (Note 17)                               196           164          185
      Preferred security distributions of subsidiary trusts              58            96           51
      Other expense, net (Note 18)                                       10            18            2
                                                                    -------       -------       ------
      Income before income taxes and equity (loss) income                23           166          242
      Provision for income taxes (Note 19)                               72            66           75
                                                                    -------       -------       ------
      (Loss) income before equity (loss) income                         (49)          100          167
      Equity (loss) income of affiliated companies, net of tax           (9)           (2)           1
                                                                    -------       -------       ------
      Net (loss) income                                             $   (58)      $    98       $  168
                                                                    =======       =======       ======

      (Loss) earnings per share (Note 20)
          Basic:                                                    $ (0.54)      $  0.91       $ 1.63
          Diluted:                                                  $ (0.54)      $  0.91       $ 1.62

   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET

                                                                                    (Dollars in millions)
                                                                                        December 31,
                                                                                       2001          2000
                                                                                       ----          ----
      ASSETS
      Current assets
        Cash and cash equivalents                                                   $    76       $    54
        Accounts and notes receivable, net (Note 2)                                     506           626
        Inventories (Note 3)                                                            233           305
        Deferred income taxes (Note 19)                                                  27            37
                                                                                    -------       -------
      Total current assets                                                              842         1,022
      Property, plant and equipment, net (Note 12)                                      903         1,104
      Investments (Note 4)                                                               43            53
      Goodwill and other intangible assets, net (Note 13)                             2,476         2,610
      Prepaid pension (Note 15)                                                         215           211
      Deferred charges and other assets                                                 570           528
                                                                                    -------       -------
        Total assets                                                                $ 5,049       $ 5,528
                                                                                    =======       =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
        Accounts payable                                                            $   203       $   259
        Short-term debt (Note 5)                                                        251           261
        Accrued expenses (Note 12)                                                      463           402
                                                                                    -------       -------
      Total current liabilities                                                         917           922
      Long-term debt (Note 6)                                                         1,959         2,342
      Deferred income taxes (Note 19)                                                   334           406
      Other postretirement benefits (Note 15)                                           107           119
      Deferred credits and other liabilities                                            396           301
                                                                                    -------       -------
        Total liabilities                                                             3,713         4,090

      Commitments and contingencies (Note 22)                                            --            --

      Company-obligated preferred securities of subsidiary trusts (Note 7)              624           622

      Stockholders' equity
        Series preferred stock (Note 8)                                                  --            --
        Common stock, $25/48 par value (Note 9)                                          83            83
          (shares issued: 2001 - 159,984,444; 2000 - 159,984,444)
        Additional paid-in capital                                                      697           726
        Unearned compensation (Note 10)                                                (104)         (115)
        Accumulated other comprehensive losses                                         (218)         (143)
        Retained earnings                                                             2,099         2,157
                                                                                    -------       -------
                                                                                      2,557         2,708
      Reacquired stock, at cost (shares: 2001 - 51,196,972; 2000 - 52,442,393)        1,845         1,892
                                                                                    -------       -------
        Total stockholders' equity                                                      712           816
                                                                                    -------       -------
        Total liabilities and stockholders' equity                                  $ 5,049       $ 5,528
                                                                                    =======       =======

   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW

                                                                                           (Dollars in millions)
                                                                                      2001          2000          1999
                                                                                     -----       -------       -------
      CASH FLOW FROM OPERATING ACTIVITIES:
      Net (loss) income                                                              $ (58)      $    98       $   168
      Adjustments to reconcile net income to net cash provided from operations:
        Depreciation                                                                   102           132           144
        Amortization                                                                   110           114           106
        Gain on disposals                                                              (77)         (142)          (23)
        Restructuring plans                                                             48            12            (4)
        Noncash charges (credits)                                                       21            93            (9)
        Accruals and deferrals of cash receipts and payments:
          Affiliates' earnings in excess of dividends received                           9             2            (1)
          Accounts receivable                                                          100            48           (69)
          Inventories                                                                   14            (3)           (7)
          Accounts payable and accrued expenses                                        (31)         (190)          (27)
          Deferred taxes                                                               (51)            2            34
          Noncurrent assets and liabilities                                            (78)          (96)          (32)
                                                                                     -----       -------       -------
            Net cash provided by operations                                            109            70           280
                                                                                     -----       -------       -------

      CASH FLOW FROM INVESTING ACTIVITIES:
      Capital expenditures                                                             (63)         (187)         (196)
      Proceeds of investment and fixed asset disposals                                 356           418            50
      Acquisitions, net of cash acquired                                                --            (6)          (10)
      Other, net                                                                        (9)          (12)          (37)
                                                                                     -----       -------       -------
            Net cash provided by (used in) investing activities                        284           213          (193)
                                                                                     -----       -------       -------

      CASH FLOW FROM FINANCING ACTIVITIES:
      Long-term debt proceeds                                                          349         1,889           279
      Long-term debt repayments                                                       (626)       (1,790)       (1,360)
      Change in short-term debt                                                       (107)           92            22
      Payment of debt issuance costs and underwriting fees                              --           (28)          (19)
      Proceeds from issuance of subsidiary trusts preferred securities                  --            --           792
      Repayment of subsidiary trust preferred securities                                --          (370)           --
      Proceeds from issuance of warrants                                                --            --            90
      Common stock issued                                                               17            13           182
      Common stock reacquired                                                           (1)           (2)           (3)
      Proceeds from issuance of subsidiary preferred stock                              --            --            12
      Dividends paid                                                                    --           (94)          (83)
                                                                                     -----       -------       -------
            Net cash used in financing activities                                     (368)         (290)          (88)
                                                                                     -----       -------       -------
      Effect of exchange rate changes on cash                                           (3)           (2)           (4)
                                                                                     -----       -------       -------
      Net increase (decrease) in cash and cash equivalents                              22            (9)           (5)
      Cash and cash equivalents at beginning of year                                    54            63            68
                                                                                     -----       -------       -------
      Cash and cash equivalents at end of year                                       $  76       $    54       $    63
                                                                                     =====       =======       =======

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for:
          Interest (net of amount capitalized)                                       $ 157       $   164       $   184
          Preferred security distributions of subsidiary trusts                         61            85            36
          Income taxes, net of refunds received                                         37            29            79
      Noncash investing and financing activities:
          Conversion of notes and debentures                                            --            --             2
          Acquisition of minority interest                                              --           (11)           --
          Incentive and other employee benefit stock plan issuances                     12             8             8

   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                            (Dollars in millions)


                                                                                               Unearned
                                                                       Common     Paid-in       Compen-
                                                                       Stock      Capital       sation
-------------------------------------------------------------------------------------------------------
Balances at January 1, 1999                                           $    81     $   504      $  (130)
(Common shares: issued, 154,823,496; reacquired, 53,995,692)
Net income                                                                 --          --           --
Common dividends, $1.08 per common share                                   --          --           --
Foreign currency translation adjustment                                    --          --           --
Impact of allocation of shares held by ESOP                                --          --            7
Purchase of common stock, 126,893 shares                                   --          --           --
Warrants issued in connection with CRESTS
    Units offering (Note 7)                                                --          88           --
Issuance of common stock:
    Incentive plans, net, 535,220 shares from reacquired stock             --          --           --
    Conversion of notes and debentures, 153,234 shares                     --           2           --
    Public offering, 5,000,000 shares                                       2         163           --

-------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                                         $    83     $   757      $  (123)
(Common shares: issued,159,976,730;  reacquired, 53,587,365)
Net income                                                                 --          --           --
Common dividends, $0.62 per common share                                   --          --           --
Foreign currency translation adjustment                                    --          --           --
Impact of allocation of shares held by ESOP                                --          --            8
Purchase of common stock, 174,547 shares                                   --          --           --
Issuance of common stock:
    Incentive plans, net, 1,319,519 shares, from reacquired stock          --         (31)          --
    Conversion of notes and debentures, 7,714 shares                       --          --           --

-------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                                         $    83     $   726      $  (115)
(Common shares: issued,159,984,444;  reacquired, 52,442,393)
Net loss                                                                   --          --           --
Foreign currency translation adjustment                                    --          --           --
Impact of allocation of shares held by ESOP                                --          --           11
Additional minimum pension liability, net of tax                           --          --           --
Purchase of common stock, 66,470 shares                                    --          --           --
Issuances of common stock:
    Incentive plans, net, 1,311,891 shares, from reacquired stock          --         (29)          --

-------------------------------------------------------------------------------------------------------
Balances at December 31, 2001
(Common shares: issued,159,984,444;  reacquired, 51,196,972)          $    83     $   697      $  (104)

                                                                              (Dollars in millions)

                                                                      Accumulated
                                                                         Other
                                                                      Comprehen-     Retained   Reacquired
                                                                       sive Loss     Earnings      Stock
----------------------------------------------------------------------------------------------------------
Balances at January 1, 1999                                             $   (13)     $ 2,068      $ 1,951
(Common shares: issued, 154,823,496; reacquired, 53,995,692)
Net income                                                                   --          168           --
Common dividends, $1.08 per common share                                     --         (111)          --
Foreign currency translation adjustment                                     (31)          --           --
Impact of allocation of shares held by ESOP                                  --           --           --
Purchase of common stock, 126,893 shares                                     --           --            3
Warrants issued in connection with CRESTS
    Units offering (Note 7)                                                  --           --           --
Issuance of common stock:
    Incentive plans, net, 535,220 shares from reacquired stock               --           --          (19)
    Conversion of notes and debentures, 153,234 shares                       --           --           --
    Public offering, 5,000,000 shares                                        --           --           --

----------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                                           $   (44)     $ 2,125      $ 1,935
(Common shares: issued,159,976,730;  reacquired, 53,587,365)
Net income                                                                   --           98           --
Common dividends, $0.62 per common share                                     --          (66)          --
Foreign currency translation adjustment                                     (99)          --           --
Impact of allocation of shares held by ESOP                                  --           --           --
Purchase of common stock, 174,547 shares                                     --           --            5
Issuance of common stock:
    Incentive plans, net, 1,319,519 shares, from reacquired stock            --           --          (48)
    Conversion of notes and debentures, 7,714 shares                         --           --           --

----------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                                           $  (143)     $ 2,157      $ 1,892
(Common shares: issued,159,984,444;  reacquired, 52,442,393)
Net loss                                                                     --          (58)          --
Foreign currency translation adjustment                                     (69)          --           --
Impact of allocation of shares held by ESOP                                  --           --           --
Additional minimum pension liability, net of tax                             (6)          --           --
Purchase of common stock, 66,470 shares                                      --           --            1
Issuances of common stock:
    Incentive plans, net, 1,311,891 shares, from reacquired stock            --           --          (48)

----------------------------------------------------------------------------------------------------------
Balances at December 31, 2001
(Common shares: issued,159,984,444;  reacquired, 51,196,972)            $  (218)     $ 2,099      $ 1,845

   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

                                                               (Dollars in millions)
                                                              Year Ended December 31,
                                                            2001       2000       1999
                                                            ----       ----       ----
      Net (loss) income                                    $ (58)     $  98      $ 168
      Foreign currency translation                           (69)       (99)       (31)
      Additional minimum pension liability, net of tax        (6)        --         --
                                                           -----      -----      -----
      Comprehensive (loss) income                          $(133)     $  (1)     $ 137
                                                           =====      =====      =====

   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The Consolidated Financial Statements include the accounts of Hercules and all majority-owned subsidiaries where control exists. Following the acquisition of BetzDearborn, the Company continued BetzDearborn's practice of using a November 30 fiscal year-end for certain former BetzDearborn non-U.S. subsidiaries to expedite the year-end closing process. All intercompany transactions and profits have been eliminated. Investments in affiliated companies with a 20% or greater ownership interest are accounted for using the equity method of accounting and, accordingly, consolidated income includes Hercules' share of their income.

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

INVENTORIES

      Inventories are stated at the lower of cost or market. Domestic inventories are valued predominantly on the last-in, first-out (LIFO) method. Foreign and certain domestic inventories, which in the aggregate represented 66% and 67%, respectively, of total inventories at December 31, 2001 and 2000, are valued principally on the average-cost method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

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

      Maintenance, repairs and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the net book value of property (less proceeds of sale or salvage) is charged to income.

GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangible assets have been amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for goodwill, customer relationships and trademarks and tradenames and 5 to 15 years for other intangible assets. Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), beginning January 1, 2002, goodwill will not be amortized but will be tested for impairment annually and any necessary adjustment charged to expense. Intangible assets with finite lives will be amortized over their useful lives.

HERCULES INCORPORATED
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INCOME TAXES

      The provision for income taxes has been determined using the asset and liability approach for accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

FOREIGN CURRENCY TRANSLATION

      The financial statements of Hercules' non-U.S. entities are translated into U.S. dollars using current rates of exchange, with gains or losses included in accumulated other comprehensive losses.

DERIVATIVE INSTRUMENTS AND HEDGING

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activity - Deferral of the Effective Date of FASB Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair values. The Company has not designated any derivative as a hedge instrument and accordingly, changes in fair value of derivatives are recorded each period in earnings. The adoption of SFAS 133 did not result in a pre-tax or post-tax cumulative-effect-type adjustment to income and did not result in a change to other comprehensive losses. Under procedures and controls established by the Company's risk management policies, the Company strategically enters into contractual arrangements (derivatives) in the ordinary course of business to reduce the exposure to foreign currency rates and interest rates.

      The Company's risk management policies establish a variety of approved derivative instruments to be utilized in each risk management program and the level of exposure coverage based on the assessment of risk factors. Derivative instruments utilized include forwards, swaps and options. The Company has not designated any non-derivatives as hedging instruments. The Company uses forward exchange contracts and options, generally no greater than three months in term, to reduce its net currency exposure. The objective of this program is to maintain an overall balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes are minimized. The Company has used interest rate swap agreements to manage interest costs and risks associated with changing rates.

      Counterparties to the forward exchange, currency swap, options and interest swap contracts are major financial institutions. Credit loss from counterparty nonperformance is not anticipated.

STOCK-BASED COMPENSATION

      Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 ("APB 25"). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

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

HERCULES INCORPORATED
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. The Provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) require that unamortized negative goodwill be written off immediately as extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), based on fair value (as opposed to cost recovery using future undiscounted cash flows),
(3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

        The Company will adopt the provisions of SFAS 142 in its first quarter ended March 31, 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, the Company will reclassify $47 million of assembled workforce intangible assets to goodwill. The Company will no longer record $49 million of annual amortization relating to existing goodwill and intangibles, as adjusted for the reclassifications just mentioned.

      SFAS 142 requires that goodwill be tested upon transition and annually thereafter for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, the Company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. The Company expects to complete both steps of its transitional impairment analysis in time to fully recognize the provisions of SFAS 142 in first quarter 2002 results.

      Goodwill related to both our Water Treatment and FiberVisions businesses was evaluated for impairment at December 31, 2001 under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Fixed Assets and for Long-Lived Assets to Be Disposed of". Such evaluations indicated that goodwill associated with these businesses was recoverable from anticipated future undiscounted cash flows. Accordingly, no impairment loss was recorded in our December 31, 2001 financial statements.

      In estimating future cash flows, we assumed that both of these businesses would remain in our business portfolio for the foreseeable future, which was the most likely case based on the facts that existed as of December 31, 2001.

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

HERCULES INCORPORATED
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RECLASSIFICATIONS

      Certain amounts in the 2000 and 1999 consolidated financial statements and notes have been reclassified to conform to the 2001 presentation.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ACQUISITIONS AND DIVESTITURES

      All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

      The Company made one acquisition in 1999 and one in 2000 for an aggregate purchase price of approximately $16 million in cash. These acquisitions included the Scripset(R) water-soluble polymer resin business of Solutia Inc. in July 1999; and Quaker Chemical Corporation's paper chemicals business in May 2000. Allocations of the purchase prices for these acquisitions resulted in approximately $8 million of goodwill, which is being amortized over estimated useful lives ranging from 30 to 40 years.

      In December 1999, the Company sold its 70% interest in Algas Marinas, its Chilean Agar business, for approximately $27 million. The transaction resulted in a pre-tax gain of approximately $16 million. This unit was included in the Functional Products segment and contributed approximately $24 million of revenue to this segment in 1999.

      On September 28, 2000, the Company sold its Food Gums business to CP Kelco, a joint venture the Company entered into with Lehman Brothers Merchant Banking Partners II, L.P., which contributed approximately $300 million in equity. The Company received approximately $395 million in cash proceeds, recorded certain selling and tax expenses of approximately $77 million and retained a 28% equity position in CP Kelco. CP Kelco simultaneously acquired Pharmacia's Kelco biogums business. The net proceeds from the sale of the Food Gums business have been used to permanently reduce borrowings under Hercules' senior credit facility. Food Gums had net sales of approximately $208 million in 1999.

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

      The Company announced on February 12, 2002 that it has entered into an agreement to sell the BetzDearborn Division businesses and certain Pulp and Paper Division's treatment business (the "Water Treatment Business") to GE Specialty Materials ("GESM"), a unit of General Electric Company. The Paper Process Chemicals business, approximately one-third of the BetzDearborn company purchased by Hercules in 1998, will remain with Hercules. In addition, Hercules will have an agreement with GESM to distribute and service BetzDearborn's water treatment products to the pulp and paper industry. This transaction is subject to regulatory and other customary approvals, and is expected to close in the second quarter of 2002. The purchase price is $1.8 billion in cash, with net after tax proceeds available for debt reduction of approximately $1.665 billion.

2.    ACCOUNTS AND NOTES RECEIVABLE, NET

      Accounts and notes receivable, net, consists of:

                                                 (Dollars in millions)
                                                     2001     2000
                                                     ----     ----
      Trade                                          $463     $562
      Other                                            67       91
                                                     ----     ----
      Total                                           530      653
      Less allowance for doubtful accounts             24       27
                                                     ----     ----
                                                     $506     $626
                                                     ====     ====

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    INVENTORIES

      The components of inventories are:


                                            (Dollars in millions)
                                               2001        2000
                                               ----        ----
      Finished products                        $127        $171
      Raw materials and work-in-process          85         108
      Supplies                                   21          26
                                               ----        ----
                                               $233        $305
                                               ====        ====

      Inventories valued on the LIFO method were lower than if valued under the average-cost method, which approximates current cost, by $20 and $31 million, respectively, at December 31, 2001 and 2000. The average-cost basis of inventories subject to LIFO was $100 million and $132 million at December 31, 2001 and 2000, respectively.

4.    INVESTMENTS

      Total equity investments in affiliated companies were $29 million at December 31, 2001 and $40 million at December 31, 2000. As of December 31, 2000, the Company retained a 28% equity position with a historical cost basis of $30 million in CP Kelco. The investment in CP Kelco at December 31, 2001 was $26 million.

      Other investments, at cost or less, were $14 million and $13 million at December 31, 2001 and 2000, respectively. Included in these amounts are non-current marketable securities aggregating $12 million for both years which are classified as "available for sale." The value of these investments, based upon market quotes, approximates book values.

5.    SHORT-TERM DEBT

      A summary of short-term debt follows:

                                               (Dollars in millions)
                                                  2001        2000
                                                  ----        ----
      Banks                                       $  9        $118
      Current maturities of long-term debt         242         143
                                                  ----        ----
                                                  $251        $261
                                                  ====        ====

      Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period.

      At December 31, 2001, Hercules had $42 million of unused short-term lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. However, actual availability for these lines of credit is constrained by the Company's ability to meet covenants in its senior credit facility. Weighted-average interest rates on short-term borrowings at December 31, 2001 and 2000 were 6.64% and 5.88%, respectively.

6.    LONG-TERM DEBT

      A summary of long-term debt follows:

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        (Dollars in millions)
                                                                            2001         2000
                                                                            ----         ----
      6.60% notes due 2027 (a)                                           $   100      $   100
      6.625% notes due 2003 (b)                                              125          125
      11.125% senior notes due 2007 (c)                                      400          400
      8% convertible subordinated debentures due 2010 (d)                      3            3
      Term loan tranche A due in varying amounts through 2003 (e)            543          875
      Term loan tranche D due 2005 (e)                                       372          375
      Revolving credit agreement due 2003 (e)                                516          437
      ESOP debt (f)                                                           84          101
      Term notes at various rates from 5.23% to 9.72% due in varying
            amounts through 2006 (g)                                          52           65
      Other                                                                    6            4
                                                                         -------      -------
                                                                         $ 2,201      $ 2,485
      Current maturities of long-term debt                                  (242)        (143)
                                                                         -------      -------
      Net long-term debt                                                 $ 1,959      $ 2,342
                                                                         =======      =======

      (a) 30-year debentures with a 10-year put option, exercisable by bondholder at a redemption price equal to principal amount.

      (b)   Par value of $125 million issued June 1993.

      (c) The senior notes accrue interest at 11 1/8% per annum, payable semi-annually. The senior notes are guaranteed by each of Hercules' current and future wholly owned domestic restricted subsidiaries. At any time prior to November 15, 2003, Hercules may on any one or more occasions, redeem up to 35% of the aggregate principal amount of the senior notes issued at a redemption price of 111.125% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more public equity offerings; provided that (i) at least 65% of the aggregate principal amount of the senior notes issued under the indenture remains outstanding immediately after the occurrence of such redemption (excluding notes held by Hercules and its subsidiaries); and (ii) the redemption occurs within 45 days of the date of the closing of such public equity offering. Except as described above, the senior notes will not be redeemable at Hercules' option prior to maturity. Hercules is not required to make mandatory redemption or sinking fund payments with respect to senior notes. If a change of control occurs, each holder of the notes will have the right to require Hercules to repurchase all or any part of that Holder's notes pursuant to a change of control offer on the terms set forth in the indenture. In the change of control offer, Hercules will offer a change of control payment in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased, to the date of purchase. The notes were subject to a registration rights agreement that required Hercules to file an exchange offer registration statement with the Securities and Exchange Commission within 270 days (no later than August 11, 2001) and to use its best efforts to have the registration statement declared effective within 330 days. On August 9, 2001, Hercules filed a Registration Statement on Form S-4 with the Securities and Exchange Commission, pursuant to which the Company offered to exchange all of its $400 million aggregate principal amount of 11 1/8% Senior Notes due 2007 ("old notes") for $400 million aggregate principal amount of 11 1/8% senior notes due 2007 ("new notes"). The form and terms of the new notes are the same as the form and terms of the old notes except that, because the issuance of the new notes is registered under the Securities Act, the new notes do not bear legends restricting their transfer and are not entitled to certain registration rights under the registration rights agreement. The new notes evidence the same debt as the old notes and the new notes and the old notes are governed by the same indenture. On October 31, 2001, Hercules filed Amendment No. 1 to the Registration Statement on Form S-4 with the Securities and Exchange Commission and the Registration Statement became effective. Hercules did not receive any proceeds from the exchange offer. When the exchange offer expired on December 7, 2001, $375.3 million of the old notes had been tendered for a like amount of new notes.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (d) The convertible subordinated debentures are convertible into common stock at $14.90 per share and are redeemable at the option of the Company at varying rates. The annual sinking fund requirement of $5 million, beginning in 1996, has been satisfied through conversions of debentures.

      (e) The BetzDearborn acquisition was financed with borrowings under a $3,650 million credit facility with a syndicate of banks, and was consummated on October 15, 1998. The syndication included three tranches of varying maturity term loans totaling $2,750 million, of which $543 million was outstanding at year end 2001, and a $900 million revolving credit agreement of which $516 million was outstanding at year end 2001. On April 19, 1999, the credit agreement was amended to allow borrowings in euros, as well as U.S. dollars. Approximately U.S. $950 million of term loan tranche A domestic borrowings were converted into indebtedness denominated in euros during the second quarter 1999. In addition, a Canadian subsidiary of the Company can borrow up to U.S. $100 million from select lenders in Canada in Canadian dollars that bears interest at Bankers' Acceptances Rate plus 2.75% at December 31, 2001. Interest rates are reset for one, three or six month periods at the Company's option. The Company's credit agreement contains various restrictive covenants that, among other things, require maintenance of certain financial covenants: leverage, net worth and interest coverage, and provides that the entry of judgment or judgments involving aggregate liabilities of $50 million or more be vacated, discharged, stayed or bonded pending appeal within 60 days of entry. Issuance costs related to the financing are included in deferred charges and other assets and are being amortized over the term of the loans, using the effective interest method. As of December 31, 2001, $292 million of the $900 million multi-currency revolver is available for use. However, actual availability under the revolving credit agreement is constrained by the Company's ability to meet covenants in its senior credit facility. At December 31, 2001, the Company's incremental borrowing capacity was $58 million. Effective November 14, 2000, the senior credit facility and the ESOP credit facility were amended to
            (i) modify certain financial covenants; (ii) change the mandatory prepayment provisions; and (iii) provide for security, among other things. The senior credit facility amendments were conditioned upon, among other things, the issuance by the Company of the 11 1/8% senior notes and term loan tranche D (described below). The amendment to the senior credit facility increased the interest rate on amounts outstanding under the revolving credit agreement and term loan tranche A to LIBOR + 2.25%. The senior credit facility and ESOP credit facility, as amended, are secured by liens on the Company's property and assets, a pledge of the stock of substantially all of Hercules' domestic subsidiaries and 65% of the stock of first tier foreign subsidiaries and a pledge of domestic intercompany indebtedness. In connection with the amendments to the senior credit facility and the ESOP credit facility, the 6.60% notes due 2027 and the 6.625% notes due 2003 were also secured as required by the indenture under which such notes were issued. On January 23, 2001, Hercules' corporate credit rating was downgraded by Standard & Poor's Rating Services to BB which resulted in an increase to the interest rates under the revolving credit agreement and term loan tranche A to LIBOR + 2.75% (5.03% at December 31, 2001). On November 14, 2000, in conjunction with and conditioned upon the effectiveness of the amendment, the Company borrowed $375 million under the senior credit facility (term loan tranche D) and Hercules' issued $400 million of 11 1/8% senior notes due 2007. Term loan tranche D initially bore interest at LIBOR + 2.75%, matures on November 15, 2005, and will require only nominal principal payments prior to maturity. On January 23, 2001, the corporate credit rating downgrade by Standard & Poor's Rating Services resulted in an increase to the Company's interest rate on tranche D to LIBOR + 3.25% (5.87% at December 31, 2001). Due to the delay in closing the Eastman transaction, which in turn delayed the pay down of the debt, the Company's debt as of March 31, 2001 was significantly higher than planned. As a result, the Company would have been out of compliance with the debt/EBITDA ratio of its senior credit facility as of March 31, 2001. In addition, due to the fact that the Company extended the filing date for the 2000 10-K, the Company's annual audited financial statements were not provided to the lenders by March 31, 2001. On April 5, 2001, in consideration for the payment of a fee, the senior credit facility bank syndicate and ESOP lender granted waivers with respect to: (1) compliance with the debt/EBITDA ratio as of March 31, 2001 and (2) an extension of time to deliver the December 31, 2000 audited financial statements to April 17, 2001. These statements were delivered on April 17, 2001. With respect to the covenant regarding the debt/EBITDA ratio, the waiver required that the Eastman transaction be consummated on or before May 31, 2001. In addition, the Company had to demonstrate, as of the last day of the month in which the Eastman transaction closed, that the leverage ratio did not exceed 4.75 to 1.00 after giving affect to the application of the net cash proceeds from the Eastman transaction to prepay portions of the tranche A term loan and the ESOP credit facility. The Company achieved this leverage ratio. The Eastman and Peroxide transactions closed in May 2001. In order to facilitate the

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            GE Transaction, the Company was required to obtain amendments to its senior credit facility and ESOP credit facilities (the "Facilities"). Effective March 6, 2002, Facilities were amended to
            (i) modify certain financial covenants (ii) change the mandatory prepayment provisions; (iii) permit the reorganization of the Company in order to effect the separation of the Water Treatment Business; and (iv) permanently reduce the revolving committed amount under the credit facility to $200 million. The amendment to the credit facility also included provisions that are effective only upon the consummation of the sale of the Water Treatment Business and the prepayment of the credit facility. These additional provisions include the following: (i) the release of the subsidiary stock pledged to the collateral agent; (ii) the elimination of the requirement that stock of any additional subsidiaries be pledged in the future; and (iii) the revision of the permitted amount of asset purchases and dispositions. If the GE Transaction does not close by July 15, 2002, the financial covenants set forth in the Fifth Amendment revert back to the previously established levels. While, as indicated above, the Company expects to remain in compliance with its debt covenants, current and future compliance is dependent upon generating sufficient EBITDA and cash flow which are, in turn, impacted by business performance, economic climate, competitive uncertainties and possibly the resolution of contingencies, including those set forth in Note 22 to the consolidated financial statements. In the event the Company is not in compliance with the debt covenants in the future it will pursue various alternatives, which may include, among other things, refinancing of debt, debt covenant amendments or debt covenant waivers. While the Company believes that it would be successful in pursuing these alternatives, there can be no assurance that the Company would be successful.

      (f) The Company assumed a $94 million loan related to the BetzDearborn ESOP Trust. The proceeds of the loan were originally used by the ESOP Trust for the purchase of BetzDearborn preferred shares that, upon acquisition by Hercules, were converted into equivalent shares of Hercules common stock (see Note 10). The loan was recorded at a fair market value of $110 million at the date of acquisition, and the $16 million fair value step-up is being amortized over the term of the debt. The loan and guarantee mature in June 2009. Effective November 14, 2000, the senior credit facility and the ESOP credit facility were amended. The senior credit facility and ESOP credit facility, as amended, are secured by liens on the Company's property and assets, a pledge of the stock of substantially all of Hercules' domestic subsidiaries and 65% of the stock of first tier foreign subsidiaries and a pledge of domestic intercompany indebtedness. Effective with the third amendment, the interest rate was increased to 11.95%. Effective January 23, 2001, as a result of the lowered credit rating, the interest rate on the loan and guarantee increased to 12.95%. As a result of the Company's divestiture in May 2001 of its hydrocarbon resins business and select portions of its rosin resins business to a subsidiary of Eastman Chemical Company and its peroxy chemicals business to GEO Specialty Chemicals Inc., the Company was required to use a portion of the proceeds to prepay the ESOP credit facility. The Company paid $13 million against the loan principal, resulting in the incurrence of $5 million in pre-payment penalties which were expensed (see Note 16).

      (g) Debt assumed in conjunction with the acquisition of FiberVisions L.L.C., net of repayments through December 31, 2001.

      Long-term debt maturities during the next five years are $242 million in 2002, $985 million in 2003, $23 million in 2004, $383 million in 2005 and $15 million in 2006.

7.    COMPANY-OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

Redeemable Hybrid INcome Overnight Shares

      In November 1998, Hercules Trust V, the Company's wholly owned consolidated subsidiary, completed a private placement of $200 million Redeemable Hybrid INcome Overnight Shares (RHINOS). The Company repaid the RHINOS with a portion of the proceeds from the offering of 11 1/8% senior notes on November 14, 2000.

Trust Originated Preferred Securities

      In March 1999, Hercules Trust I ("Trust I"), the Company's wholly owned consolidated subsidiary trust, completed a $362 million underwritten public offering of 14,500,000 shares of 9.42% Trust Originated Preferred Securities. Trust I invested the proceeds from the sale of the preferred securities in an equal principal amount of 9.42% Junior Subordinated Deferrable Interest Debentures of Hercules due March 2029. The Company used these proceeds to repay long-term debt.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Trust I distributes quarterly cash payments it receives from the Company on the Debentures to preferred security holders at an annual rate of 9.42% on the liquidation amount of $25 per preferred security. The Company may defer interest payments on the debentures at any time, for up to 20 consecutive quarters. If this occurs, Trust I will also defer distribution payments on the preferred securities. The deferred distributions, however, will accumulate distributions at a rate of 9.42% per annum.

      Trust I will redeem the preferred securities when the debentures are repaid at maturity on March 31, 2029. The Company may redeem the Debentures, in whole or, on or after March 17, 2004, in part, before their maturity at a price equal to 100% of the principal amount of the debentures redeemed, plus accrued interest. When the Company redeems any Debentures before their maturity, Trust I will use the cash it receives to redeem preferred securities and common securities as provided in the trust agreement. The Company guarantees the obligations of Trust I on the preferred securities.

CRESTS Units

      In July 1999, the Company completed a public offering of 350,000 CRESTS Units with Hercules Trust II, a wholly owned consolidated subsidiary trust ("Trust II"). This transaction provided net proceeds to the Company and Trust II of $340.4 million. Each CRESTS Unit consists of one preferred security of Trust II and one warrant to purchase 23.4192 shares of the Company's common stock at an initial exercise price of $1,000 (equivalent to $42.70 per share). The preferred security component of the CRESTS Units was initially valued at $741.46 per unit and the warrant component of the CRESTS Units was initially valued at $258.54 per warrant. The preferred security and warrant components of each CRESTS Unit may be separated and transferred independently. The warrants may be exercised, subject to certain conditions, at any time before March 31, 2029, unless there is a reset and remarketing event. No reset and remarketing event will occur before July 27, 2004, unless all of its common stock is acquired in a transaction that includes cash for a price above a predetermined level. Trust II used the proceeds from the sale of its preferred securities to purchase junior subordinated deferrable interest debentures of Hercules. As of December 31, 2001, no warrants had been exercised.

      The Company pays interest on the debentures, and Trust II pays distributions on its preferred securities. Both are paid quarterly at an annual rate of 6 1/2% of the scheduled liquidation amount of $1,000 per debenture and/or preferred security until the scheduled maturity date and redemption date of June 30, 2029, unless there is a reset and remarketing event. The Company guarantees payments by Trust II on its preferred securities. Trust II must redeem the preferred securities when the debentures are redeemed or repaid at maturity.

      The Company used the proceeds from the CRESTS Units offering to repay long-term debt. Issuance costs related to the preferred security component of the CRESTS Units are being amortized over the life of the security and costs related to the warrants were charged to additional paid-in capital.

Floating Rate Preferred Securities

      In December 1999, Hercules Trust VI, the Company's wholly owned consolidated subsidiary trust ("Trust VI"), completed a $170 million private offering of 170,000 shares of Floating Rate Preferred Securities. The Company repaid the debentures with a portion of the proceeds from the offering of the 11 1/8% senior notes on December 29, 2000.

8.    SERIES PREFERRED STOCK

      There are 2,000,000 shares of series preferred stock without par value authorized for issuance, none of which have been issued.

9.    COMMON STOCK

      Hercules common stock has a stated value of $25/48, and 300,000,000 shares are authorized for issuance. At December 31, 2001, a total of 28,602,168 shares were reserved for issuance for the following purposes: 71,190 shares for sales to the Savings Plan Trustee; 18,892,273 shares for the exercise of awards under the Stock Option Plan; 1,265,493 shares for awards under incentive compensation plans; 176,492 shares for conversion of debentures and notes; and 8,196,720 shares for exercise of the warrant component of the CRESTS Units.

      For the Company's stock repurchase program, from its start in 1991 through year-end 2001, the Board authorized the repurchase of up to 74,650,000 shares of Company common stock. Of that total, 6,150,000 shares were intended to satisfy requirements of various employee benefit programs. During this period, a total of 66,858,726 shares of common stock were purchased in the open market at an average price of $37.26 per share.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In July 1999, Hercules completed a public offering of 5,000,000 shares of its common stock, which provided the Company with proceeds of $171.5 million, net of underwriting fees of $3.5 million. Hercules used the proceeds from the common stock offering for the partial repayment of a term loan under its credit facility. Issuance costs associated with the stock offering were charged to additional paid-in capital.

10.   EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

      In connection with the acquisition of BetzDearborn in 1998, the Company acquired BetzDearborn's ESOP and related trust as a long-term benefit for substantially all of BetzDearborn's U.S. employees. The plan is a supplement to BetzDearborn's 401(k) plan. The ESOP trust had long-term debt of $75 million and $91 million at December 31, 2001 and 2000, respectively, which is guaranteed by Hercules. Upon acquisition, the debt had a fair value in excess of its recorded amount for which a $16 million step-up was recorded and is being amortized over the remaining term of the debt. The fair value, included in long-term debt, was $84 million and $101 million at December 31, 2001 and 2000, respectively. The proceeds of the original loan were used to purchase BetzDearborn convertible preferred stock, which, at the date of acquisition, was converted into Hercules common stock.

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

      The Company's contributions and dividends on the shares held by the trust are used to repay the loan, and the shares are allocated to participants as the principal and interest are paid. The Company's common stock dividends were suspended during the fourth quarter of 2000. Long-term debt is reduced as payments are made on the third party financing. In addition, unearned compensation is also reduced as the shares are allocated to employees. The unallocated shares held by the trust are reflected in unearned compensation as a reduction in stockholders' equity on the balance sheet for $104 million and $115 million at December 31, 2001 and 2000, respectively.

                                                   2001          2000
                                                   ----          ----
                  Allocated                     2,075,687     1,858,459
                  Unallocated                   3,228,690     3,582,334
                                                ---------     ---------
                  Total shares held by ESOP     5,304,377     5,440,793
                                                =========     =========

      The ESOP expense is calculated using the shares-allocated method and includes net interest incurred on the debt of $8 million and $6 million for 2001 and 2000, respectively. The Company is required to make quarterly contributions to the plan, which enable the trust to service its indebtedness. Net ESOP expense is comprised of the following elements:

                                                                          (Dollars in millions)
                                                                           2001          2000          1999
                                                                           ----          ----          ----
            ESOP expense                                                   $ 19          $ 13          $ 13
            Common stock dividends (charged to retained earnings)            --            (3)           (6)
                                                                           ----          ----          ----
            Net ESOP expense                                               $ 19          $ 10          $  7
                                                                           ----          ----          ----
            ESOP Contributions                                             $ 15          $ 10          $  9
                                                                           ====          ====          ====

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

      In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

programs. The number of awarded shares outstanding was 189,704 at December 31, 2001, and 491,488 and 926,689 at December 31, 2000 and
1999, respectively.

      At December 31, 2001, under the Company's incentive compensation plans, 1,265,493 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

      Restricted shares, options and performance-accelerated stock options are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

      The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. The cost of stock awards and other market-based units, which are charged to income over the restriction or performance period, amounted to $2 million for 2001, $1 million for 2000 and $3 million for 1999.

      Below is a summary of outstanding stock option grants under the incentive compensation plans during 1999, 2000 and 2001:

                                      Regular                         Performance-Accelerated
                          --------------------------------        -------------------------------
                          Number of       Weighted-average        Number of      Weighted-average
                            Shares              Price               Shares             Price
                          --------------------------------        -------------------------------
December 31, 1998         6,351,278            $37.83             5,031,252           $46.12
Granted                   1,705,335            $37.49             1,079,455           $36.52
Exercised                   (94,275)           $22.07                    --               --
Forfeited                  (158,780)           $37.80               (99,866)          $44.41

December 31, 1999         7,803,558            $37.94             6,010,841           $44.42
Granted                   3,418,275            $16.75               187,500           $14.06
Exercised                   (28,500)           $11.83                    --               --
Forfeited                  (217,405)           $34.30               (38,916)          $42.31

December 31, 2000        10,975,928            $31.49             6,159,425           $43.51
Granted                   2,781,675            $11.60                    --               --
Exercised                   (44,400)           $15.01              (187,500)          $14.06
Forfeited                  (663,255)           $25.89              (129,600)          $43.61

December 31, 2001        13,049,948            $27.42             5,842,325           $44.45

      The weighted-average fair value of regular stock options granted during 1999, 2000 and 2001 was $8.18, $7.19 and $5.91 respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999 and 2000 was $7.82 and $5.86, respectively. There were no performance-accelerated stock options granted during 2001.

      Following is a summary of regular stock options exercisable at December 31, 1999, 2000 and 2001, and their respective weighted-average share prices:

                                          Number of       Weighted-average
                  Options Exercisable       Shares         Exercise Price
                  --------------------------------------------------------
                  December 31, 1999       4,651,273            $39.95
                  December 31, 2000       6,237,147            $38.43
                  December 31, 2001       9,297,983            $32.97

      At December 31, 2000 and 2001, respectively, there were 50,000 and 75,000 performance-accelerated stock options exercisable at a weighted average exercise price of $47.00 per share. There were no performance-accelerated stock options exercisable at December 31, 1999.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Following is a summary of stock options outstanding at December 31, 2001:

                                                            Outstanding Options                        Exercisable Options
                                          -----------------------------------------------------    --------------------------------
                                              Number        Weighted-average       Weighted-           Number          Weighted-
                                          Outstanding at       Remaining            average        Exercisable at       average
          Exercise Price Range               12/31/01       Contractual Life     Exercise Price       12/31/01       Exercise Price
-------------------------------------     -----------------------------------------------------    --------------------------------
Regular Stock Options
$11.00 - $15.00                              3,310,800            9.40               $12.06             570,365          $14.13
$15.01 - $22.50                              2,708,313            7.97               $17.23           1,786,598          $17.23
$22.51 - $33.75                              1,762,400            6.27               $25.69           1,759,750          $25.68
$33.76 - $40.00                              3,196,910            6.09               $38.28           3,122,245          $38.30
$40.01 - $60.00                              2,071,525            4.77               $50.00           2,059,025          $50.00
                                            ----------                                                ---------
                                            13,049,948                                                9,297,983
                                            ==========                                                =========

Performance-Accelerated Stock Options
$24.00 - $36.00                                639,225            6.99               $31.73                  --              --
$36.01 - $45.01                              1,401,705            6.54               $38.37              75,000          $47.00
$45.01 - $50.00                              3,027,495            4.83               $47.10                  --              --
$50.01 - $61.00                                773,900            4.08               $55.64
                                            ----------                                                ---------
                                             5,842,325                                                   75,000
                                            ==========                                                =========

      The Company currently expects that 100% of performance-accelerated stock options will eventually vest.

      The Company's Employee Stock Purchase Plan was a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Shares issued at December 31, 2001 and 2000 under the qualified plan were 1,758,081 and 1,597,861 respectively. Currently, there are no shares of Hercules common stock registered for offer and sale under the plan. The plan was converted to a non-qualified employee stock purchase plan in 2001 and the shares are funded from treasury stock. The shares issued under the non-qualified plan totaled 385,255 at December 31, 2001. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the qualified Employee Stock Purchase Plan. The 15% discount on the purchase price of the common stock has been recognized as compensation expense for the non-qualified Employee Stock Purchase Plan.

      Had compensation cost for the Company's Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

      The following weighted-average assumptions would be used in estimating fair value for 2001, 2000 and 1999:

                                                              Performance        Employee Stock
            Assumption                 Regular Plan        Accelerated Plan      Purchase Plan
            ----------                 ------------        ----------------      -------------
            Dividend yield                  0.96%                3.83%                 0.0%
            Risk-free interest rate         5.80%                5.57%                4.86%
            Expected life                7.1 yrs.               5 yrs.               3 mos.
            Expected volatility            33.36%               29.78%               49.11%

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company's net (loss) income and (loss) earnings per share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                                                      (Dollars in millions, except per share)
                                                         2001             2000            1999
                                                         ----             ----            ----
            Net (loss) income
              As reported                            $    (58)        $     98        $    168
              Pro forma                              $    (78)        $     74        $    149
            Basic (loss) earnings per share
              As reported                            $  (0.54)        $   0.91        $   1.63
              Pro forma                              $  (0.73)        $   0.69        $   1.45
            Diluted (loss) earnings per share
              As reported                            $  (0.54)        $   0.91        $   1.62
              Pro forma                              $  (0.73)        $   0.69        $   1.44

12.   ADDITIONAL BALANCE SHEET DETAIL

                                                             (Dollars in millions)
                                                                2001          2000
                                                                ----          ----
            Property, plant and equipment
              Land                                           $    34       $    44
              Buildings and equipment                          2,133         2,394
              Construction in progress                            67           126
                                                             -------       -------
              Total                                            2,234         2,564
              Accumulated depreciation and amortization       (1,331)       (1,460)
                                                             -------       -------
              Property, plant and equipment, net             $   903       $ 1,104
                                                             =======       =======

                                                         (Dollars in millions)
                                                            2001      2000
                                                            ----      ----
            Accrued expenses
              Payroll and employee benefits                 $ 60      $ 78
              Income taxes payable                           105        17
              Restructuring liability                         43        34
              Interest payable                                15        30
              Current portion of postretirement benefits      23        20
              Current portion of legal accrual                50        25
              Current portion of environmental accrual         9        24
              Other                                          158       174
                                                            ----      ----
                                                            $463      $402
                                                            ====      ====

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   GOODWILL AND OTHER INTANGIBLE ASSETS

      At December 31, 2001 and 2000, the goodwill and other intangible assets were:

                                                           (Dollars in millions)
                                                              2001          2000
                                                              ----          ----
            Goodwill                                       $ 1,985       $ 2,022
            Customer relationships                             335           342
            Trademarks and tradenames                          255           260
            Other intangibles                                  205           209
                                                           -------       -------
            Total                                            2,780         2,833
            Less accumulated amortization                     (304)         (223)
                                                           -------       -------
              Goodwill and other intangible assets, net    $ 2,476       $ 2,610
                                                           =======       =======

14.   RESTRUCTURING

      The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs of $43 million and $34 million, respectively, at December 31, 2001 and 2000. During the third quarter of 2001, management authorized and committed to a plan to reduce the workforce as part of the comprehensive cost reduction and work process redesign program. The Company incurred restructuring charges of $45 million, which includes charges of $41 million for employee termination benefits and $4 million for exit costs related to facility closures. During the fourth quarter of 2001, the estimate for severance benefits and for exit costs related to facility closures increased $5 million and $1 million, respectively. Under this plan, approximately 975 employees have left or will leave the Company. The plan includes reductions throughout the Company with the majority of them from support functions as well as the Process Chemicals and Services segment.

      The restructuring liabilities also include amounts relating to the 1998 plan initiated upon the acquisition of BetzDearborn and additional plans that the Company committed to in 2000 relating to the restructuring of the Process Chemicals and Services segment and corporate realignment due to the divestiture of non-core businesses. The total number of employee terminations relating to the 1998 plan is 889. The total number of employee terminations relating to the 2000 plan is 212. Actions under the 1998 and 2000 plans were substantially complete as of December 31, 2000 and December 31, 2001, respectively.

      Pursuant to the above plans, approximately 808 employees were terminated during the year ended December 31, 2001. Cash payments during 2001 and 2000 included $25 million and $45 million, respectively, for severance benefits and other exit costs. Severance benefits paid during the current year represent the continuing benefit streams of previously terminated employees as well as those terminated in the current year. During the second and third quarters of 2001, the Company completed assessments of the remaining expenditures for the 1998 BetzDearborn plan and the 2000 plans, respectively. As a result of these assessments, the estimates for severance benefits and other exit costs were lowered by $17 million, with corresponding reductions to goodwill and expense of $10 million and $7 million, respectively. The lower than planned severance benefits are the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                                              (Dollars in millions)
                                                                                 2001       2000
                                                                                 ----       ----
            Balance at beginning of year                                         $ 34       $ 77
                 Additional termination benefits and other exit costs              51         18
                 Cash payments                                                    (25)       (45)
                 Reversals against goodwill                                       (10)       (12)
                 Reversals against earnings                                        (7)        (4)
                                                                                 ----       ----
            Balance at end of year                                               $ 43       $ 34
                                                                                 ====       ====

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The balance at the end of the period represents severance benefits and other exit costs of which $35 million pertains to the 2001 restructuring plan, $5 million pertains to the 1998 BetzDearborn plan which is being paid out over multiple years and $3 million relates to other restructuring plans initiated in 2000.

15.   PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides a defined benefit pension and postretirement benefit plans to employees. Assets of the defined benefit plan are invested in domestic and international corporate equity securities (including $6 million of Company stock), domestic and international fixed income securities (including governments, agencies, mortgages, asset backed, corporates) and various derivative and money market securities. The following chart lists benefit obligations, plan assets and funded status of the plans.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             (Dollars in millions)

                                                                              Pension Benefits         Other Postretirement Benefits
                                                                           -----------------------     -----------------------------
                                                                             2001           2000             2001         2000
                                                                             ----           ----             ----         ----
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at January 1                                          $ 1,462        $ 1,381           $ 188        $ 181
  Service cost                                                                  25             26               1            1
  Interest cost                                                                104            105              14           14
  Amendments                                                                     6             --              --           (7)
  Assumption change                                                             --             71              --            8
  Settlements                                                                   --             (6)             --           --
  Divestiture                                                                  (45)            --              (2)          --
  Translation difference                                                       (10)           (16)             --           --
  Actuarial loss                                                                64             12              50           15
  Benefits paid from plan assets                                              (134)          (111)             --           (4)
  Benefits paid by company                                                      --             --             (25)         (20)
                                                                           -------        -------           -----        -----
Benefit obligation at December 31                                          $ 1,472        $ 1,462           $ 226        $ 188
                                                                           =======        =======           =====        =====

CHANGE IN PLAN ASSETS
  Fair value of plan assets at January 1                                   $ 1,571        $ 1,736               3        $   7
  Actual return on plan assets                                                 (95)           (44)             --           --
  Actuarial loss                                                               (27)            --              --           --
  Divestiture                                                                  (26)            --              --           --
  Company contributions                                                          4              9              --           --
  Settlements                                                                   --             (1)             --           --
  Translation difference                                                       (10)           (19)             --           --
  Plan participant contributions                                                 1             --              --           --
  Benefits paid from plan assets                                              (134)          (110)             (2)          (4)
                                                                           -------        -------           -----        -----
Fair value of plan assets at December 31                                   $ 1,284        $ 1,571           $   1        $   3
                                                                           =======        =======           =====        =====

Funded status of the plans                                                 $  (188)       $   109            (225)       $(185)
Unrecognized actuarial loss                                                    380             69             112           67
Unrecognized prior service cost (benefit)                                       32             32             (17)         (21)
Unrecognized net transition obligation                                           1              1              --           --
Amount included in accrued expenses- other                                      --             --              23           20
                                                                           -------        -------           -----        -----
Net amount recognized                                                      $   225        $   211           $(107)       $(119)
                                                                           =======        =======           =====        =====

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION CONSIST OF:
Prepaid benefit cost                                                       $   268        $   245              --        $  --
Accrued benefit liability                                                      (53)           (34)           (107)        (119)
Deferred tax asset                                                               4
Accumulated other comprehensive income                                           6             --              --           --
                                                                           -------        -------           -----        -----
Net amount recognized                                                      $   225        $   211           $(107)       $(119)
                                                                           =======        =======           =====        =====
ASSUMPTIONS AS OF DECEMBER 31
Weighted-average discount rate                                                7.25%          7.50%           7.25%        7.50%
Expected return on plan assets                                                9.25%          9.25%           9.25%        9.25%
Rate of compensation increase                                                 4.50%          4.50%           4.50%        4.50%

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit (Credit) Cost

                                                   Pension Benefits           Other Postretirement Benefits
                                            ------------------------------    ------------------------------
                                             2001        2000        1999       2001       2000       1999
                                             ----        ----        ----       ----       ----       ----
      Service cost                          $  25       $  26       $  30       $  1       $  1       $  2
      Interest cost                           104         105          97         14         14         13
      Return on plan assets (expected)       (141)       (142)       (134)                   (1)        (1)
      Special termination benefits              2           4          --         --         --         --
      Amortization and deferrals                5           3           3         (1)        (2)        (2)
      Amortization of transition asset          2         (11)        (14)        --         --         --
                                            -----       -----       -----       ----       ----       ----
      Benefit (credit) cost                 $  (3)      $ (15)      $ (18)      $ 14       $ 12       $ 12
                                            =====       =====       =====       ====       ====       ====

      At December 31, 2001, the funded benefits in the U.S. defined benefit pension plan marginally exceeded the accumulated benefit obligation ("ABO") for this plan. Based on current economic conditions and anticipated benefit payments, it is reasonably possible the ABO will exceed the funded benefits at December 31, 2002. If this occurs at December 31, 2002 (or at an earlier date if an interim valuation is required), the Company will be required to recognize an additional liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding net-of-tax charge to other comprehensive income in stockholders' equity. The prepaid pension asset balance for the U.S. plan is approximately $250 million at December 31, 2001.

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

      The assumed health care cost trend rate was 7.0% for the year ended December 31, 2001. The assumed health care cost trend rate was 8.0% for the year ended December 31, 2000 and 4.5% for the year ended December 31, 1999. The assumed health care cost trend rate will be 10% in 2002, decreasing to 4.5% by 2006 and for all subsequent years.

      A one-percentage point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by $6 million either way, and would not have a material effect on aggregate service and interest cost components.

      As of December 31, 2001, Hercules recognized an additional minimum liability of $6 million, net of tax, attributable to the nonqualified pension plan.

16. OTHER OPERATING (INCOME) EXPENSES, NET

      Other operating (income) expense, net, in 2001 includes $74 million in net gains from the sale of the Company's hydrocarbon resins business, select portions of its rosin resins business, its peroxy chemicals business and its 50% interest in Hercules-Sanyo, Inc. In addition, a pension curtailment gain of $5 million was recognized related to the divestiture of the Company's hydrocarbon resins business and select portions of its rosins resins business. As a result of resolving issues relating to a prior year business divestiture, an additional gain of $5 million was recognized. The Company incurred $51 million in restructuring charges associated with the comprehensive cost reduction and work process redesign program (see Note 14). Partially offsetting these restructuring charges was $5 million of reversals pertaining to prior year plans.

      In addition, the Company recognized $10 million in net environmental expense, $5 million of executive severance charges, $5 million in pre-payment penalties relating to the ESOP credit facility, $3 million in non-recurring fees related to the 2001 proxy contest and other matters and $4 million for other items.

      Other operating (income) expenses, net, in 2000 includes a gain of $168 million from the sale of the Food Gums business. On September 28, 2000, the Company sold its Food Gums business to CP Kelco, a joint venture with Lehman Brothers Merchant Banking Partners II, L.P., which contributed approximately $300 million in equity. The Company received approximately $395 million in cash proceeds, recorded certain selling and tax expenses of approximately $77

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million and retained a 28% equity position in CP Kelco. CP Kelco simultaneously acquired Kelco biogums business of Pharmacia Corporation (formerly Monsanto Corporation).

      Partially offsetting the gain from the sale of the Food Gums business is $66 million of charges for asset impairments and write-offs, primarily in the FiberVisions business. Restructuring charges of $18 million, including $4 million (below) related to the nitrocellulose divestiture, were incurred for 2000 plans, primarily relating to severance and termination benefits for approximately 212 employee terminations in its Process Chemicals and Services segment and corporate realignment due to the divestitures of its non-core businesses (Food Gums, Resins and nitrocellulose). Offsetting these restructuring charges was $4 million of reversals relating to prior year plans. Environmental charges of $8 million were incurred, offset by $11 million in recoveries of insurance for environmental claims. Additionally, the Company incurred a loss of $25 million, including $4 million for severance and termination benefits (see Note 14), associated with the sale of the nitrocellulose business, and $5 million associated with the integration of the BetzDearborn acquisition. Also reflected in 2000 are $16 million of severance benefits and compensation expense not associated with restructuring plans and $1 million for other items. The asset impairments were triggered by significantly higher raw material costs and the loss of a facility's major customer.

      Other operating expenses (income), net, in 1999 included integration charges of $36 million, primarily for employee incentive and retention, consulting, legal and other costs associated with the BetzDearborn acquisition. During 1999, the Company recognized charges of approximately $36 million related to a legal settlement and asset write-downs and disposal costs including impairment losses of approximately $16 million in the Chemical Specialties segment. Additionally, the Company recognized an additional $3 million of severance benefits under a plan to terminate approximately 20 employees, primarily manufacturing personnel (see Note 14). The asset write-down and severance charges were incurred primarily as a result of the decisions to exit the nitrocellulose business and rationalize assets in the resins business, which will no longer be utilized. Also during 1999, the Company realized a $16 million gain on the sale of its Agar business, a $6 million net environmental insurance recovery, $4 million reversal of restructuring charges and $2 million for other items.

17.   INTEREST AND DEBT EXPENSE

      Interest and debt costs are summarized as follows:

                                      (Dollars in millions)
                                    2001      2000      1999
                                    ----      ----      ----
            Costs incurred          $199      $175      $197
            Amount capitalized         3        11        12
                                    ----      ----      ----
            Amount expensed         $196      $164      $185
                                    ====      ====      ====

18.   OTHER EXPENSE, NET

      Other expense, net, consists of the following:

                                                  (Dollars in millions)
                                               2001       2000       1999
                                               ----       ----       ----
      Net (gains) losses on dispositions       $ (3)      $  1       $(10)
      Legal settlements and accruals, net        16         10          7
      Minority interests                         (1)        --          2
      Exchange and translation                   (6)        (1)         1
      Other, net                                  4          8          2
                                               ----       ----       ----
                                               $ 10       $ 18       $  2
                                               ====       ====       ====

      Net gains (losses) on dispositions include a $3 million gain from the sale of the country club in 2001, a loss of $1 million from the sale of non-operating real estate and other investments in 2000 and gains of $10 million in 1999. Legal settlements and accruals in all years primarily represent certain other legal expenses and settlements associated with former operations of the Company.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   INCOME TAXES

      The domestic and foreign components of income before taxes and equity
(loss) income are presented below:

                              (Dollars in millions)
                           2001        2000       1999
                           ----        ----       ----
            Domestic      $ (99)      $ (15)      $  3
            Foreign         122         181        239
                          -----       -----       ----
                          $  23       $ 166       $242
                          =====       =====       ====

      A summary of the components of the tax provision follows:

                                               (Dollars in millions)
                                            2001       2000       1999
                                            ----       ----       ----
            Currently payable
              U.S. federal                  $ 69       $ 14       $(25)
              Foreign                         58         70         82
              State                           13          4         (4)
            Deferred
              Domestic                       (60)       (21)        15
              Foreign                         (8)        (1)         7
                                            ----       ----       ----
            Provision for income taxes      $ 72       $ 66       $ 75
                                            ====       ====       ====

      Deferred tax liabilities (assets) at December 31 consisted of:

                                                           (Dollars in millions)
                                                              2001        2000
                                                              ----        ----
            Depreciation                                     $ 230       $ 232
            Prepaid pension                                     80          68
            Inventory                                            7          11
            Investments                                         48          88
            Goodwill                                           214         219
            Other                                               90          79
                                                             -----       -----
            Gross deferred tax liabilities                   $ 669       $ 697
                                                             -----       -----

            Postretirement benefits other than pensions      $ (68)      $ (70)
            Accrued expenses                                  (204)       (172)
            Loss carryforwards                                 (34)        (10)
            Other                                              (93)       (104)
                                                             -----       -----
            Gross deferred tax assets                         (399)       (356)
                                                             -----       -----
            Valuation allowance                                 37          28
                                                             -----       -----
                                                             $ 307       $ 369
                                                             =====       =====

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      A reconciliation of the U.S. statutory income tax rate to the effective rate follows:

                                                                          2001       2000       1999
                                                                          ----       ----       ----
      U.S.  statutory income tax rate                                       35%        35%        35%
      Goodwill amortization                                                103         14          9
      Valuation allowances                                                  49          3         (7)
      Research and development credits                                      --         (6)        --
      Tax rate differences on subsidiary earnings                          (42)        (5)        --
      Incremental tax on cash repatriations from non-US subsidiaries        24          2          3
      State taxes                                                           11          2         (2)
      Reserves                                                             129         (6)        (6)
      Other                                                                  1          1         (1)
                                                                          -----       ---        ---
      Effective tax rate                                                   310%        40%        31%
                                                                          =====       ===        ===

      The net operating losses have indefinite carryforward periods, but may be limited in their use in any given year.

      The Company provides taxes on undistributed earnings of subsidiaries and affiliates to the extent such earnings are planned to be remitted and not reinvested permanently. The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or U.S. income taxes has been made amounted to approximately $227 million and $246 million at December 31, 2001 and 2000, respectively. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate because of the availability of tax credits.

20.   EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted-average number of shares of dilutive common stock:

                                              (Dollars in millions, except per share)
                                                   2001           2000          1999
                                                   ----           ----          ----
      BASIC EPS COMPUTATION:
      Net (loss) income                        $    (58)      $     98      $    168
                                               ========       ========      ========

      Weighted-average shares outstanding         108.2          107.2         103.2
                                               --------       --------      --------

      (Loss) earnings per share                $  (0.54)      $   0.91      $   1.63
                                               ========       ========      ========

      DILUTED EPS COMPUTATION:
      Net (loss) income                        $    (58)      $     98      $    168
                                               ========       ========      ========

      Weighted-average shares outstanding         108.2          107.2         103.2
      Options                                       0.0            0.0           0.4
      Convertible debentures                        0.0            0.2           0.3
                                               --------       --------      --------
      Adjusted weighted-average shares            108.2          107.4         103.9
                                               ========       ========      ========

      (Loss) earnings per share                $  (0.54)      $   0.91      $   1.62
                                               ========       ========      ========

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.   DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

      The Company enters into forward-exchange contracts and currency swaps to reduce currency exposure. The Company used interest rate swap agreements to manage interest costs and risks associated with changing rates.

Notional Amounts and Credit Exposure of Derivatives

      The notional amounts of the derivative contracts summarized below do not represent the amounts exchanged by the parties involved, and, thus, are not a measure of the Company's exposure to various risks through its use of derivatives. The amounts exchanged by the parties are calculated on the basis of the notional amounts, underlyings such as interest rates and exchange rates, and other terms of the derivative contracts.

Interest Rate Risk Management

      The aggregate notional principal amount for interest rate swaps at the end of 2001 and 2000 was $20 million for both years. These swaps act as a hedge against the Company's interest rate exposure on its outstanding variable rate debt.

      During 2000, the interest rate swap portfolio, which replaced variable rate debt with fixed rate debt, was substantially terminated due to the conversion of foreign denominated debt to U.S. dollar denominated debt in the first half of 2000 and the November 2000 debt restructuring.

      The following table indicates the types of swaps used and their weighted-average interest rates:

                  (Dollars in millions)                                    2001          2000
                  ------------------------------------------------         ----          ----
                  Pay fixed on swaps notional amount (at year-end)      $    20       $    20
                  Average pay rate                                          6.2%          6.2%
                  Average receive rate                                      4.4%          4.3%

Foreign Exchange Risk Management

      The Company has selectively used foreign currency forward contracts and currency swaps to offset the effects of exchange rate changes on reported earnings, cash flow, and net asset positions. The primary exposures are denominated in the Euro, Swedish kroner and British pound sterling. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than three months. At December 31, 2001 and 2000, the Company had outstanding forward-exchange contracts to purchase foreign currencies aggregating $8 million and $19 million and to sell foreign currencies aggregating $24 million and $39 million, respectively. Non-U.S. dollar cross-currency trades aggregated $222 million and $188 million at December 31, 2001 and 2000, respectively. The foreign exchange contracts outstanding at December 31, 2001 will mature by March 31, 2002.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Values

      The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2001 and 2000:

                                                                               (Dollars in millions)
                                                                 ---------------------------------------------------
                                                                          2001                        2000
                                                                 ---------------------------------------------------
                                                                 Carrying                    Carrying
                                                                  Amount      Fair Value      Amount      Fair Value
                                                                 ---------------------------------------------------
Investment securities (available for sale)                       $    11       $    12       $    11       $    11
Long-term debt                                                    (1,959)       (1,948)       (2,342)       (2,325)
Company-obligated preferred securities of subsidiary trusts         (624)         (408)         (622)         (492)
Foreign exchange contracts                                            --            --            (1)           (1)
Interest rate swap contracts                                          --            (1)           --            --

      Fair values of derivative contracts are indicative of cash that would have been required had settlement been made at December 31, 2001 and 2000.

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

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.   COMMITMENTS AND CONTINGENCIES

Leases

      Hercules has operating leases (including office space, transportation and data processing equipment) expiring at various dates. Rental expense was $56 million in 2001, $57 million in 2000 and $55 million in 1999.

      At December 31, 2001, minimum rental payments under noncancelable leases aggregated $251 million with subleases of $23 million. A significant portion of these payments relates to a long-term operating lease for corporate office facilities. The net minimum payments over the next five years are $40 million in 2002, $31 million in 2003, $25 million in 2004, $18 million in 2005 and $16 million in 2006.

Environmental

      In the ordinary course of its business, the Company is subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances. Changes in these laws and regulations may have a material adverse effect on the Company's financial position and results of operations. Any failure by the Company to adequately comply with such laws and regulations could subject the Company to significant future liabilities.

      Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for the investigation and cleanup is between $81 million and $256 million. The Company believes that the actual cost will more likely approximate $81 million based on its estimation methods and prior experience. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 years.

      Hercules becomes aware of sites in which it may be named a PRP in investigatory and/or remedial activities through correspondence from the U.S. Environmental Protection Agency or other government agencies or from previously named PRPs, who either request information or notify the Company of its potential liability. The Company has established procedures for identifying environmental issues at its plant sites. In addition to environmental audit programs, the Company has environmental coordinators who are familiar with environmental laws and regulations and act as a resource for identifying environmental issues.

      United States, et al. v. Vertac Corporation, et al., USDC No. LR-C-80-109 and LR-C-80-110 (E.D. Ark.)

      This case, a cost-recovery action based upon the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, or the Superfund statute), as well as other statutes, has been pending since 1980, and involves liability for costs expended and to be expended in connection with the investigation and remediation of the Vertac Chemical Company (Vertac) site in Jacksonville, Arkansas. Hercules owned and operated the site from December 1961 until 1971. The site was used for the manufacture of certain herbicides and, at the order of the United States, Agent Orange. In 1971, the site was leased to Vertac's predecessor. In 1976, Hercules sold the site to Vertac. The site was abandoned by Vertac in 1987, and Vertac was subsequently placed into receivership by the Court. Both prior to and following the abandonment of the site, the U.S. Environmental Protection Agency (EPA) and the Arkansas Department of Pollution Control and Ecology (ADPC&E) were involved in the investigation and remediation of contamination at and around the site. Pursuant to several orders issued pursuant to CERCLA, Hercules actively participated in many of these activities. The cleanup is essentially complete, except for certain on-going maintenance and monitoring activities. This litigation primarily concerns the responsibility for and the allocation of liability for the costs incurred in connection with these activities.

      Although the case initially involved many parties, as a result of various United States District Court rulings and decisions, as well as a trial, Hercules and Uniroyal were held jointly and severally liable for the approximately $100 million

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in costs allegedly incurred by the EPA, as well as costs to be incurred in the future. That decision was made final by the District Court on September 13, 1999. Both Hercules and Uniroyal timely appealed that judgment to the United States Court of Appeals for the Eighth Circuit.

      On February 8, 2000, the District Court issued a final judgment on the allocation between Hercules and Uniroyal finding Uniroyal liable for 2.6 percent and Hercules liable for 97.4 percent of the costs at issue. Hercules timely appealed that judgment. Oral argument in both appeals was held before the Eighth Circuit on June 12, 2000.

      On April 10, 2001, the United States Court of Appeals for the Eighth Circuit issued an opinion in the consolidated appeals described above. In that opinion, the Appeals Court reversed the District Court's decision which had held Hercules jointly and severally liable for costs incurred and to be incurred at the Jacksonville site, and remanded the case back to the District Court for a determination of whether the harms at the site giving rise to the government's claims were divisible, as well as other findings of the District Court. The Appeals Court also vacated the District Court's allocation decision holding Hercules liable for 97.4 percent of the costs at issue, ordering that these issues be revisited following further proceedings with respect to divisibility. Finally, the Appeals Court affirmed the judgment of liability against Uniroyal.

      The trial on remand commenced on October 8, 2001 and continued through October 19, 2001, and resumed on December 11, 2001, concluding on December 14, 2001. At the trial, the Company presented both facts and law to the District Court in support of its belief that the Company should not be liable under CERCLA for some or all of the costs incurred by the government in connection with the site because those harms are divisible. Should the Company prevail on remand, any liability to the government will be either eliminated or reduced.

      Hercules Incorporated v. Aetna Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-1-CV (consolidated)

      In 1992, Hercules brought suit against its insurance carriers for past and future costs for cleanup of certain environmental sites. In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas, site (see discussion above) was completed. The jury returned a "Special Verdict Form" with findings that, in conjunction with the Court's other opinions, were used by the Court to enter a judgment in August 1999. The judgment determined the amount of Hercules' recovery for past cleanup expenditures and stated that Hercules is entitled to similar coverage for costs incurred since September 30, 1997 and in the future. Hercules has not included any insurance recovery in the estimated range of costs above. Since entry of the Court's August 1999 order, Hercules has entered into settlement agreements with several of its insurance carriers and has recovered certain settlement monies. The terms of those settlements and amounts recovered are confidential. On August 15, 2001, the Delaware Supreme Court issued a decision in Hercules Incorporated v. Aetna Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-1-CV (consolidated). In its decision, the Delaware Supreme Court affirmed the trial court in part, reversed the trial court in part and remanded the case for further proceedings. The specific basis upon which the Delaware Supreme Court reversed the trial court was the trial court's application of pro rata allocation to determine the extent of the insurers' liability. At this time, proceedings at the trial court have not yet commenced. The Allegany Ballistics Laboratory ("ABL") is a government owned facility which was operated by Hercules from 1945 to 1995. The United States Department of the Navy has notified Hercules that the Navy would like to negotiate with Hercules with respect to certain environmental liabilities which, the Navy alleges, are attributable to Hercules' past operations at ABL. The Navy alleges that, pursuant to CERCLA, it has spent a total of $24.8 million and that it expects to spend an additional $60 million over the next 10 years. The Company is currently investigating the Navy's allegations, including the basis of the Navy's claims, and whether the Company's contracts with the government pursuant to which the Company operated ABL may insulate the Company from some or all of the amounts sought. At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported above.

      At December 31, 2001, the accrued liability of $81 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules, and the resolution of any of these matters during a specific period could have a material effect on the quarterly or annual operating results of that period.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

      The Company is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to asbestos fibers from resin-encapsulated pipe and tank products which were sold by one of the Company's former subsidiaries to a limited industrial market ("products claims"). The Company is also a defendant in lawsuits alleging exposure to asbestos at facilities formerly or presently owned or operated by the Company ("premises claims"). Claims are received and settled or otherwise resolved on a regular basis. In late December 1999, the Company entered into a settlement agreement to resolve the majority of the claims then pending. In connection with that settlement, the Company also entered into an agreement with several of the insurance carriers which sold that former subsidiary primary and first level excess insurance policies. Under the terms of that agreement, the majority of the amounts paid to resolve those products claims will be insured, subject to the limits of the insurance coverage provided by those policies. The terms of both settlement agreements are confidential.

      Since entering into those agreements, the Company has continued to receive and settle or otherwise resolve claims on a regular basis, with the number of new claims averaging approximately 2,200 per year during the past two years. As of February 2002, the Company had pending approximately 5,170 unresolved claims, of which approximately 625 are premises claims. In addition, as of February 2002, there were pending approximately 5,830 unpaid claims which have been settled or are subject to the terms of a settlement agreement. In accordance with the terms of the previously mentioned agreement with several insurance carriers, as well as agreements with two other excess insurance carriers, the majority of the amounts paid and to be paid to resolve those claims will be insured.

      The Company anticipates that the primary and first level excess insurance policies referenced above will exhaust over the next 12 to 24 months, assuming that the rate of settlements and payments remains relatively consistent with the Company's past experience. Nonetheless, based on the current number of claims pending, the amounts the Company presently pays to resolve those claims, and anticipated future claims (the Company's assumption being that the number of future claims filed per year and claim resolution payments remain relatively consistent with the Company's past experience, and that these matters cease to be an ongoing liability after ten years), the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and future asbestos-related liabilities. The Company is seeking defense and indemnity payments or an agreement to pay from those carriers responsible for excess coverage whose levels of coverage have been or will soon be reached. Although those excess carriers have not yet agreed to defend or indemnify it, the Company believes that it is likely that they will ultimately agree to do so, and that the majority of future asbestos related costs will ultimately be paid or reimbursed by those carriers. However, if the Company is not able to reach satisfactory agreements with those carriers prior to exhaustion of the primary and first level excess insurance policies now covering the majority of its current asbestos related claims, then beginning as early as sometime in 2003, the Company might be required to completely fund these matters while it seeks reimbursement from its carriers.

      Based on the assumptions set forth in the preceding paragraph, the reasonably possible future financial exposure for these matters is estimated to be less than $200 million. As stated above, the Company presently believes that the majority of this financial exposure will be funded by insurance proceeds. Cash payments related to this exposure are expected to be made over an extended number of years.

      Due to the dynamic nature of asbestos litigation and the present uncertainty concerning the participation of its excess insurance carriers, however, the Company's estimates are inherently uncertain, and these matters may present significantly greater and longer lasting financial exposures than presently anticipated. As a result, the Company's liability with respect to asbestos-related matters could exceed the amount noted above. If the Company's liability does exceed that amount, the Company presently believes that the majority of any additional liability it may reasonably anticipate will be paid or reimbursed by its insurance carriers.

      The Company has estimated and therefore recorded a gross liability for asbestos-related matters in its December 31, 2001 balance sheet of $80 million. The Company believes that it is probable that $66 million of that amount will be funded by or recovered from insurance carriers. Accordingly, the Company has recorded an asset in this amount in its December 31, 2001 balance sheet.

      In June 1998, Hercules and David T. Smith Jr., a former Hercules employee and a former plant manager at the Brunswick plant, along with Georgia-Pacific Corporation and AlliedSignal Inc., were sued in Georgia State Court by 423 plaintiffs for alleged personal injuries and property damage. This litigation is captioned Coley, et al. v. Hercules Incorporated, et al., No. 98 VSO 140933 B (Fulton County, Georgia). Plaintiffs allege they were damaged by the discharge of hazardous waste from the companies' plants. On February 11, 2000, the Georgia State Court dismissed Georgia-Pacific Corporation and AlliedSignal Inc., without prejudice. In September 2000, David T. Smith Jr., was dismissed by the Georgia

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State Court with prejudice. On July 18, 2000, the Company was served with a complaint in a case captioned Erica Nicole Sullivan, et al. v. Hercules Incorporated and David T. Smith, Jr., Civil Action File No. 00-1-05463-99 (Cobb County, Georgia). Based on the allegations contained in the complaint, this matter is very similar to the Coley litigation, and is brought on behalf of approximately 700 plaintiffs for alleged personal injury and property damage arising from the discharge of hazardous waste from Hercules' plant. Although venue had been removed to the United States District Court for the Northern District of Georgia, the case was ultimately remanded back to state court. Both the Coley and Erica Nicole Sullivan cases are in the early stages of motion practice and discovery. The Company denies any liability to plaintiffs, and it will vigorously defend both of these cases.

      In August 1999, the Company was sued in an action styled as Cape Composites, Inc. v. Mitsubishi Rayon Co., Ltd., Case No. 99-08260 (U.S. District Court, Central District of California), one of a series of similar purported class action lawsuits brought on behalf of purchasers (excluding government purchasers) of carbon fiber and carbon prepreg in the United States from the named defendants from January 1, 1993 through January 31, 1999. The lawsuits were brought following published reports of a Los Angeles federal grand jury investigation of the carbon fiber and carbon prepreg industries. In these lawsuits, plaintiffs allege violations of Section 1 of the Sherman Antitrust Act for alleged price fixing. In September 1999, these lawsuits were consolidated by the Court into a case captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California), with all related cases ordered dismissed. This lawsuit is in the early stages of motion practice and discovery. On March 11, 2002, the Court tentatively granted plaintiffs' motion to Certify Class. The Company is named in connection with its former Composites Products Division, which was sold to Hexcel Corporation in 1996, has denied liability and will vigorously defend this action.

      Beginning in September 2001, Hercules, along with the other defendants in the Thomas & Thomas Rodmakers action referred to above, has been sued in nine California state court purported class actions brought on behalf of indirect purchasers of carbon fiber. In January 2002, these were consolidated into a case captioned Carbon Fiber Cases I, II, and III, Judicial Council Coordination Proceedings Nos. 4212, 4216 and 4222, Superior Court of California, County of San Francisco. These actions all allege violations of the California Business and Professions Code relating to alleged price fixing of carbon fiber and unfair competition. The Company denies liability and will vigorously defend each of these actions.

      In connection with the grand jury investigation noted above, in January 2000, the United States Department of Justice (DOJ), Antitrust Division, served a grand jury subpoena duces tecum upon Hercules. The Company has been advised that it is one of several manufacturers of carbon fiber and carbon prepreg that have been served with such a subpoena.

      In December 1999, an action was filed in the U.S. District Court for the Eastern District of Pennsylvania on behalf of two classes of individuals: (1) veterans of the South Korean military who claim they were exposed to Agent Orange and other chemical defoliants used in the demilitarized zone between North and South Korea between 1967 and 1970 and (2) veterans of the United States military who claim to have been similarly exposed. This case is captioned Chang Ok-Lee, Individually and as Representative of a Class, and Thomas Wolfe, Individually and as Representative of a Class v. Dow Chemical Co., et al., Civil Action No. 99-6127 (U.S. District Court, Eastern District of Pennsylvania). During 2000, this case was transferred by the Multi-District Litigation (MDL) Panel to the United States District Court for the Eastern District of New York, where Agent Orange cases have previously been consolidated. In late 2001, this case was dismissed voluntarily by the plaintiffs, with plaintiffs retaining the right to re-file in the future.

      In 1999, the Company was sued by Hexcel Corporation (Hexcel) in a case captioned Hexcel Corporation v. Hercules Incorporated, Index No. 602293/99, Supreme Court of New York, County of New York. In that case, Hexcel sought recovery of a total of approximately $8,422,000 (plus interest) in alleged "post-closing" adjustments to the purchase price paid by Hexcel for Hercules' former Composite Products Division. The basis for these alleged "adjustments" derive from the Sale and Purchase Agreement between Hercules and Hexcel dated as of April 15, 1996. In June 2000, the Court granted Hexcel's motion for summary judgment as to liability, finding the Company liable to Hexcel on technical grounds, but reserved ruling on the amount of damages. The Court then referred the damages determination to a Special Referee. In January 2001, the Special Referee issued a report, recommending that the Company be found liable to Hexcel for a total of approximately $7,300,000 plus interest, costs and expenses. In February 2001, Hexcel moved to confirm the Special Referee's Report and the Company moved to confirm in part and reject in part the Special Referee's Report. The Company specifically challenged the majority of the Special Referee's findings, and argued that a $2,000,000 indemnity "basket" established by the terms of the April 1996 Sale and Purchase Agreement should apply, reducing any award to Hexcel by $2,000,000. In May 2001, the Court accepted the Special Referee's Report and rejected the Company's position. As a result, judgment was entered against the Company in the amount of $10,219,685, which included pre-judgment interest, costs and expenses. The Company appealed to the Supreme Court, Appellate Division, First Department. On February 5, 2002, the Supreme Court of New York, Appellate Division, First Department, affirmed the decision of the trial court, entering

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

judgment in favor of Hexcel in the full amount. Interest continues to accrue. The Company continues to believe that the decision of the trial and intermediate appellate courts is incorrect, and the Company filed a Motion for Reargument or for Leave to Appeal to the Court of Appeals. That motion was denied on March 19, 2002. Hercules will be filing a motion for Leave to Appeal to the New York Court of Appeals directly with the Court of Appeals. The granting of a motion for an appeal to the Court of Appeals is discretionary and there can be no assurance that it will be granted. In addition to the foregoing, in October 2000, Hexcel brought an action against Hercules to compel arbitration to determine the proper "Working Capital Adjustment" under the terms of the Sale and Purchase Agreement. Hexcel claimed it was owed approximately $1,500,000, while the Company claimed that the Company was owed approximately $129,000. In late 2001, this matter was submitted to binding arbitration. In December 2001, the arbitrator found in the Company's favor and awarded damages to the Company of $129,000.

      In December 1999, BetzDearborn and Bill Blythe, its employee, were sued by M.C. Dixon Lumber Company, Inc. (M.C. Dixon Lumber Company, Inc. v. BetzDearborn and Bill Blythe, Circuit Court of Barbour County, Alabama, Case No. 99-0177). In this lawsuit, M.C. Dixon sought recovery for alleged damage to wood drying kilns and other equipment, as well as lost production and other consequential damages. M.C. Dixon alleged that these damages were caused by BetzDearborn's negligence and breach of contract in the administration of the water treatment program at M.C. Dixon's plant. On September 4, 2001, this case went to trial. During the course of the trial, the Company agreed to settle this case for an amount which is confidential. In connection with that settlement, the Company reached an agreement with one of BetzDearborn's insurance carriers whereby the total amount paid by BetzDearborn towards the settlement was $1.75 million.

      On September 28, 2000, the Company sold its Food Gums Division to CP Kelco ApS, a joint venture that the Company entered into with Lehman Brothers Merchant Banking Partners II, L.P. CP Kelco also acquired the biogums business of Pharmacia Corporation (formerly Monsanto Company). In April 2001, CP Kelco U.S., Inc., a wholly-owned subsidiary of CP Kelco ApS, sued Pharmacia (CP Kelco U.S., Inc. v. Pharmacia Corporation, U.S. District Court for the District of Delaware, Case No. 01-240-RRM) alleging federal securities fraud, common law fraud, breach of warranties and representations, and equitable fraud. In essence, the lawsuit alleges that Pharmacia misrepresented the value of the biogums business, resulting in damages to CP Kelco U.S., including the devaluation of CP Kelco U.S.'s senior debt by the securities markets. The complaint seeks over $430 million in direct damages, as well as punitive damages. In June 2001, Pharmacia filed a third-party complaint against the Company and Lehman. That complaint seeks contribution and indemnification from the Company and Lehman, jointly and severally, for any damages that may be awarded to CP Kelco U.S. in its action against Pharmacia. This lawsuit is in early discovery. The Company believes that the third-party lawsuit against it and Lehman is without merit. The Company has denied any liability to Pharmacia and is vigorously defending this action.

      At December 31, 2001, the consolidated balance sheet reflects a current liability of approximately $50 million and a long-term liability of approximately $51 million for litigation and claims. These amounts represent management's best estimate of the probable and reasonably estimable losses related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

Other

      At December 31, 2001, Hercules had $100 million in letters of credit outstanding with lenders, $92 million of which were issued under the senior credit facility (see Note 6).

23.   OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

      In 1998, Hercules adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). The statement established new standards for reporting information about operating segments in annual financial statements and required selected information about operating segments in interim financial reports. It also established standards for related disclosure about products and services, geographic area and major customers. In compliance with SFAS 131, the Company has identified three reportable segments.

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

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Functional Products: (Aqualon.) Products from this segment are principally derived from natural resources and are sold as key raw materials to other manufacturers. Principal products and markets include water-soluble polymers and solvent-soluble polymers, used as thickeners, emulsifiers and stabilizers for water-based paints, oil and gas exploration, building materials, and personal care products and producers of inks and aviation fluids. Prior to September 28, 2000, this segment also included the Food Gums Division, which was sold to CP Kelco, a joint venture the Company entered into with Lehman Brothers Merchant Banking Partners II, L.P.

      Chemical Specialties: (FiberVisions and Resins.) Products in this segment provide low-cost, technology driven solutions to meet customer needs and market demands. Principal products and markets include rosin and hydrocarbon resins for adhesives, food and beverage, flavor and fragrance and construction specialties markets; thermal-bond polypropylene staple fiber for disposable diapers and other hygienic products, and industrial fiber products.

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

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    (Dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                             PROCESS
                                                            CHEMICALS      FUNCTIONAL      CHEMICAL      RECONCILING
                 INDUSTRY SEGMENTS                        AND SERVICES      PRODUCTS     SPECIALTIES        ITEMS       CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
                       2001
Net sales                                                    $1,654           $541           $425                          $2,620
Profit (loss) from operations                                   295            123             38           (169)(c)          287
Interest and debt expense                                                                                                     196
Preferred security distributions of subsidiary trusts                                                                          58
Other expense, net                                                                                                             10
                                                                                                                           ------
Income before income taxes and equity income (loss)                                                                            23
                                                                                                                           ------
Capital employed (a)                                            530            221            116          2,697(b)         3,564
Capital expenditures                                             24             22             10              7               63
Depreciation and amortization                                    50             19             21            122              212

------------------------------------------------------------------------------------------------------------------------------------
                       2000
Net sales                                                    $1,717           $742           $695        $    (2)          $3,152
Profit (loss) from operations                                   297            176             59            (88)(d)          444
Interest and debt expense                                                                                                     164
Preferred security distributions of subsidiary trusts                                                                          96
Other expense, net                                                                                                             18
                                                                                                                           ------
Income before income taxes and equity income (loss)                                                                           166
                                                                                                                           ------
Capital employed (a)                                            632            219            308          2,882(b)         4,041
Capital expenditures                                             39             76             36             28              179
Depreciation and amortization                                    51             26             25            144              246

------------------------------------------------------------------------------------------------------------------------------------
                       1999
Net sales                                                    $1,725           $875           $711        $    (2)          $3,309
Profit (loss) from operations                                   338            218             89           (165)(e)          480
Interest and debt expense                                                                                                     185
Preferred security distributions of subsidiary trusts                                                                          51
Other expense, net                                                                                                              2
                                                                                                                           ------
Income before income taxes and equity income (loss)                                                                           242
                                                                                                                           ------
Capital employed (a)                                            735            372            379          2,824(b)         4,310
Capital expenditures                                             51             74             39             40              204
Depreciation and amortization                                    66             33             30            121              250

------------------------------------------------------------------------------------------------------------------------------------

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     (Dollars in millions)
-----------------------------------------------------------------------------------------------
                             UNITED
GEOGRAPHIC AREAS             STATES        EUROPE       AMERICAS(f)      ASIA PACIFIC     TOTAL
-----------------------------------------------------------------------------------------------
2001
Net sales                    $1,454        $  765          $184              $217        $2,620
Long-lived assets (g)         2,253           684           347                95         3,379

2000
Net sales                    $1,702        $  964          $215              $271        $3,152
Long-lived assets (g)         2,410           797           382               125         3,714

1999
Net sales                    $1,742        $1,074          $220              $273        $3,309
Long-lived assets (g)         2,264           948           529               150         3,891

      (a)   Represents total segment assets net of operating liabilities

      (b) Assets and liabilities not specifically allocated to business segments, primarily goodwill, intangibles and other long-term assets, net of liabilities.

      (c) Includes environmental charges, legal and insurance expenses, pre-payment penalties relating to the ESOP credit facility (see Note
            10) and restructuring charges relating to the 2001 cost reduction program (see Note 14). Also included are amortization of goodwill and intangibles and other corporate items not specifically allocated to the business segments. Partially offsetting these charges were net gains from the sale of the hydrocarbon resins business, select portions of the rosins resins business and the peroxy chemicals business, restructuring reversals pertaining to prior year plans, a pension curtailment gain and an additional gain recognition relating to a prior year business divestiture.

      (d) Includes integration expenses, restructuring charges, asset impairment charges, environmental charges, a loss on the sale of the nitrocellulose business offset by a gain on the sale of Food Gums business, insurance recoveries and restructuring reversals (see Note
            14). Also included are amortization of goodwill and intangibles and other corporate items not specifically allocated to the business segments.

      (e) Includes integration expenses, severance costs, asset write-downs and other charges net of litigation and insurance settlements, partially offset by a gain on the sale of a subsidiary and the reversal of restructuring charges (see Notes 14 and 16). Also included are amortization of goodwill and intangibles, corporate research and development and other corporate items not specifically allocated to business segments.

      (f)   Ex-U.S.A.

      (g) Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

24.   CONSOLIDATING CONDENSED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

      One of the amendments to the senior credit facility effective November 14, 2000 (see Note 6) included a guarantee by each of the Company's current and future wholly owned domestic restricted subsidiaries (each, a "Guarantor Subsidiary"). The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several. The indenture under which the Company's registered 6.6% notes due 2027 and 6.625% notes due 2003 were issued requires the holders of such notes to be on the same basis as the holders of any other subsequently issued debt that provides either guarantees or pledges of collateral. As a result, the following wholly-owned domestic restricted subsidiaries jointly and severally, and full and unconditionally guarantee the senior credit facility, the registered 6.6% notes due 2027, the 6.625% notes due 2003 and the 11.125% notes due 2007.

            Aqualon Company                       FiberVisions, L.L.C.
            Athens Holding Inc.                   FiberVisions L.P.
            BetzDearborn China, Inc.              Hercules Chemical Corporation
            BetzDearborn Europe, Inc.             Hercules Country Club, Inc.
            BetzDearborn International, Inc.      Hercules Credit, Inc.
            BetzDearborn Inc.                     Hercules Euro Holdings, L.L.C.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            BL Chemicals Inc.                      Hercules Finance Company
            BL Technologies, Inc.                  Hercules Flavor, Inc.
            BLI Holdings, Inc.                     Hercules International Limited
            Chemical Technologies India, Ltd.      Hercules International Limited, L.L.C.
            Covington Holdings, Inc.               Hercules Investments L.L.C.
            DRC, Ltd.                              Hercules Shared Services Corp.
            East Bay Realty Services, Inc.         HISPAN Corporation
            FiberVisions Incorporated              WSP, Inc.
            FiberVisions Products, Inc.

      The non-guarantor subsidiaries (the "Non-Guarantor Subsidiaries") include all of the Company's foreign subsidiaries and certain domestic subsidiaries. The Company conducts much of its business through and derives much of its income from its subsidiaries. Therefore, the Company's ability to make required payments with respect to its indebtedness and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries. There are no restrictions on the ability of any of the Guarantor Subsidiaries to transfer funds to the Company, however there may be restrictions for certain foreign Non-Guarantor Subsidiaries.

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

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Condensed Statement of Operations
December 31, 2001

                                                                                     (Millions of Dollars)
                                                          -------------------------------------------------------------------------
                                                                     Unconsolidated
                                                          -----------------------------------------
                                                                        Guarantor     Non-Guarantor   Eliminations &
                                                           Parent      Subsidiaries    Subsidiaries     Adjustments    Consolidated
                                                          -------------------------------------------------------------------------
Net sales                                                  $ 417         $ 1,207         $ 1,260           $(264)          2,620
Cost of sales                                                288             713             727            (264)          1,464
Selling, general, and administrative expenses                 57             331             355              --             743
Research and development                                      29              30               8              --              67
Goodwill and intangible asset amortization                     3              51              22              --              76
Other operating (income) expense, net                        (60)             34               9              --             (17)
                                                           -----         -------         -------           -----         -------
Profit from operations                                       100              48             139              --             287
Interest and debt expense (income)                           334            (108)            (30)             --             196
Preferred security distributions of subsidiary
  trusts                                                      --              --              58              --              58
Other (expense) income, net                                  (13)              9              (6)             --             (10)
                                                           -----         -------         -------           -----         -------
(Loss) income before income taxes and equity
  income (loss)                                             (247)            165             105              --              23

(Benefit) provision for income taxes                         (40)             78              34              --              72
                                                           -----         -------         -------           -----         -------
(Loss) income before equity income (loss)                   (207)             87              71              --             (49)
Equity income (loss) of affiliated companies                  --               1             (10)             --              (9)
Equity income (loss) from consolidated subsidiaries          149             (10)              1            (140)             --
                                                           -----         -------         -------           -----         -------
Net (loss) income                                          $ (58)        $    78         $    62           $(140)        $   (58)
                                                           =====         =======         =======           =====         =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Condensed Statement of Operations
December 31, 2000

                                                                                     (Millions of Dollars)
                                                          -------------------------------------------------------------------------
                                                                     Unconsolidated
                                                          -----------------------------------------
                                                                        Guarantor     Non-Guarantor   Eliminations &
                                                           Parent      Subsidiaries    Subsidiaries     Adjustments    Consolidated
                                                          -------------------------------------------------------------------------
Net sales                                                  $ 606         $ 1,532         $ 1,701           $(687)        $ 3,152
Cost of sales                                                432             995           1,050            (693)          1,784
Selling, general, and administrative expenses                 84             338             388              --             810
Research and development                                      33              35              12              --              80
Goodwill and intangible asset amortization                     7              48              25              --              80
Other operating expenses (income), net                        38              92            (176)             --             (46)
                                                           -----         -------         -------           -----         -------
Profit from operations                                        12              24             402               6             444

Interest and debt expense (income)                           283            (129)             10              --             164
Preferred security distributions of subsidiary
  trusts                                                      --              --              96              --              96
Other (expense) income, net                                  (21)            (15)             18              --             (18)
                                                           -----         -------         -------           -----         -------
(Loss) income before income taxes and equity
  income (loss)                                             (292)            138             314               6             166

(Benefit) provision for income taxes                         (58)             68              54               2              66
                                                           -----         -------         -------           -----         -------
(Loss) income before equity income (loss)                   (234)             70             260               4             100
Equity loss of affiliated companies                           --              --              (2)                             (2)
Equity income (loss) from consolidated subsidiaries          332              65               3            (400)             --
                                                           -----         -------         -------           -----         -------
Net income (loss)                                          $  98         $   135         $   261           $(396)             98
                                                           =====         =======         =======           =====         =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Condensed Statement of Operations
December 31, 1999

                                                                                     (Millions of Dollars)
                                                          -------------------------------------------------------------------------
                                                                     Unconsolidated
                                                          -----------------------------------------
                                                                        Guarantor     Non-Guarantor   Eliminations &
                                                           Parent      Subsidiaries    Subsidiaries     Adjustments    Consolidated
                                                          -------------------------------------------------------------------------
Net sales                                                  $ 584         $ 1,570         $ 1,827           $(672)        $ 3,309
Cost of sales                                                424             974           1,100            (667)          1,831
Selling, general, and administrative expenses                118             365             304              --             787
Research and development                                      28              13              44              --              85
Goodwill and intangible asset amortization                     9              53              17              --              79
Other operating expenses, net                                 23              23               1              --              47
                                                           -----         -------         -------           -----         -------
(Loss) profit from operations                                (18)            142             361              (5)            480

Interest and debt expense (income)                           261             (51)            (25)             --             185
Preferred security distributions of subsidiary
  trusts                                                      --              --              51              --              51
Other (expense) income net                                    (3)             (1)              4              (2)             (2)
                                                           -----         -------         -------           -----         -------
(Loss) income before income taxes and equity
  income (loss)                                             (282)            192             339              (7)            242

(Benefit) provision for income taxes                        (121)             89             110              (3)             75
                                                           -----         -------         -------           -----         -------
(Loss) income before equity income (loss)                   (161)            103             229              (4)            167
Equity income (loss) from affiliated companies                 2              --              (1)                              1
Equity income (loss) from consolidated subsidiaries          327             143               6            (476)             --
                                                           -----         -------         -------           -----         -------
Net income (loss)                                          $ 168         $   246         $   234           $(480)        $   168
                                                           =====         =======         =======           =====         =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Condensed Balance Sheet
December 31, 2001

                                                                                     (Millions of Dollars)
                                                          -------------------------------------------------------------------------
                                                                       Unconsolidated
                                                          -------------------------------------------
                                                                          Guarantor     Non-Guarantor
                                                            Parent       Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                          -------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                $     8         $    12         $    56         $    --         $   76
  Accounts and notes receivable, net                           103             134             269              --            506
  Intercompany receivable                                       87              60              66            (213)            --
  Inventories                                                   45              89             109             (10)           233
  Deferred income taxes                                          7              16               4              --             27
                                                           -------         -------         -------         -------         ------
  Total current assets                                         250             311             504            (223)           842

Property, plant and equipment, net                             186             327             390              --            903

Investments in subsidiaries and advances, net                4,546           1,485              51          (6,082)            --
Goodwill and other intangible assets, net                       33           1,631             812              --          2,476
Deferred charges and other assets                              690              36             102              --            828
                                                           -------         -------         -------         -------         ------
  Total assets                                             $ 5,705         $ 3,790         $ 1,859         $(6,305)        $5,049
                                                           =======         =======         =======         =======         ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                              50              44             109              --            203
  Accrued expenses                                             154             207             102              --            463
  Intercompany payable                                         104              21              88            (213)            --
  Short-term debt                                              230               5              16              --            251
                                                           -------         -------         -------         -------         ------
  Total current liabilities                                    538             277             315            (213)           917
Long-term debt                                               1,832              79              48              --          1,959
Deferred income taxes                                          (73)            351              56              --            334
Other postretirement benefits and other liabilities            324             140              39              --            503
Company-obligated preferred securities of
  subsidiary trusts                                             --              --             624              --            624
Intercompany notes payable (receivable)                      2,372          (1,209)         (1,154)             (9)            --
Stockholders' equity                                           712           4,152           1,931          (6,083)           712
                                                           -------         -------         -------         -------         ------
  Total liabilities and stockholders' equity               $ 5,705         $ 3,790         $ 1,859         $(6,305)        $5,049
                                                           =======         =======         =======         =======         ======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Condensed Balance Sheet
December 31, 2000

                                                                                     (Millions of Dollars)
                                                          -------------------------------------------------------------------------
                                                                       Unconsolidated
                                                          -------------------------------------------
                                                                          Guarantor     Non-Guarantor   Eliminations &
                                                            Parent       Subsidiaries    Subsidiaries     Adjustments   Consolidated
                                                          -------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                $     1         $     7         $    46         $    --         $   54
  Accounts and notes receivable, net                           110             183             333              --            626
  Intercompany receivables                                      19              84              98            (201)            --
  Inventories                                                   63             124             128             (10)           305
  Deferred income taxes                                         28               2               7              --             37
                                                           -------         -------         -------         -------         ------
  Total current assets                                         221             400             612            (211)         1,022

Property, plant, and equipment, net                            281             352             471              --          1,104

Investments in subsidiaries and advances, net                4,350           1,595              61          (6,006)            --
Goodwill and other intangible assets, net                       35           1,690             885              --          2,610
Deferred charges and other assets                              648              37             107              --            792
                                                           -------         -------         -------         -------         ------
  Total assets                                             $ 5,535         $ 4,074         $ 2,136         $(6,217)        $5,528
                                                           =======         =======         =======         =======         ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                              72              62             123               2            259
  Accrued expenses                                             135             131             136              --            402
  Intercompany payables                                         73              20             108            (201)            --
  Short-term debt                                              127               5             129              --            261
                                                           -------         -------         -------         -------         ------
  Total current liabilities                                    407             218             496            (199)           922
Long-term debt                                               2,233              97              12              --          2,342
Deferred income taxes                                           92             264              50              --            406
Other postretirement benefits and other liabilities            210             169              41              --            420
Company-obligated preferred securities of
  subsidiary trusts                                             --              --             622              --            622
Intercompany notes payable/(receivable)                      1,777            (746)         (1,021)            (10)            --
Stockholders' equity                                           816           4,072           1,936          (6,008)           816
                                                           -------         -------         -------         -------         ------
  Total liabilities and stockholders' equity               $ 5,535         $ 4,074         $ 2,136         $(6,217)        $5,528
                                                           =======         =======         =======         =======         ======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Condensed Statement of Cash Flows
December 31, 2001

                                                                                     (Millions of Dollars)
                                                          --------------------------------------------------------------------------
                                                                       Unconsolidated
                                                          -------------------------------------------
                                                                          Guarantor     Non-Guarantor
                                                            Parent       Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                          --------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                  $  (407)        $   404         $   130         $   (18)        $  109

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (11)            (19)            (33)             --            (63)
  Proceeds of investment and fixed asset disposals             229               5             122              --            356
  Other, net                                                    --              --              (9)             --             (9)
                                                           -------         -------         -------         -------         ------
  Net cash provided by (used in) investing activities          218             (14)             80              --            284
                                                           -------         -------         -------         -------         ------
CASH FLOW FROM FINANCING ACTIVITIES:
  Long-term debt proceeds                                      347              --               2              --            349
  Long-term debt repayments                                   (585)            (16)            (25)             --           (626)
  Change in short-term debt                                     --              --            (107)             --           (107)
  Change in intercompany, noncurrent                           418            (369)            (49)             --             --
  Common stock issued                                           17              --              --              --             17
  Common stock reacquired                                       (1)             --              --              --             (1)
  Dividends paid                                                --              --             (18)             18             --
                                                           -------         -------         -------         -------         ------
  Net cash provided by (used in) financing activities          196            (385)           (197)             18           (368)
                                                           -------         -------         -------         -------         ------
Effect of exchange rate changes on cash                         --              --              (3)             --             (3)
                                                           -------         -------         -------         -------         ------
Net increase in cash and cash  equivalents                       7               5              10              --             22
Cash and cash equivalents at beginning of  year                  1               7              46              --             54
                                                           -------         -------         -------         -------         ------
Cash and cash equivalents at end of year                   $     8         $    12         $    56         $    --         $   76
                                                           =======         =======         =======         =======         ======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Condensed Statement of Cash Flows
December 31, 2000

                                                                                     (Millions of Dollars)
                                                          --------------------------------------------------------------------------
                                                                       Unconsolidated
                                                          -------------------------------------------
                                                                          Guarantor     Non-Guarantor
                                                            Parent       Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                          --------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                  $   (85)        $   (34)        $   238         $   (49)       $    70

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (37)            (38)           (112)             --           (187)
  Proceeds of investment and fixed asset disposals              --              14             404              --            418
  Acquisitions, net of cash acquired                            (6)             --              --              --             (6)
  Other, net                                                   (19)             (1)              8              --            (12)
                                                           -------         -------         -------         -------        -------
  Net cash (used in) provided by investing activities          (62)            (25)            300              --            213
                                                           -------         -------         -------         -------        -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Long-term debt proceeds                                    1,858              27               4              --          1,889
  Long-term debt repayments                                 (1,756)            (27)             (7)             --         (1,790)
  Change in short-term debt                                     --              --              92              --             92
  Payment of debt issuance costs and underwriting fees         (28)             --              --              --            (28)
  Repayment of subsidiary trust preferred securities            --              --            (370)             --           (370)
  Change in intercompany, noncurrent                           155              43            (198)             --             --
  Common stock issued                                           13              --              --              --             13
  Common stock reacquired                                       (2)             --              --              --             (2)
  Dividends paid                                               (94)             --             (49)             49            (94)
                                                           -------         -------         -------         -------        -------
  Net cash provided by (used in) financing activities          146              43            (528)             49           (290)
                                                           -------         -------         -------         -------        -------
Effect of exchange rate changes on cash                         --              --              (2)             --             (2)
                                                           -------         -------         -------         -------        -------
Net (decrease) increase in cash and cash  equivalents           (1)            (16)              8              --             (9)
Cash and cash equivalents at beginning of  year                  2              23              38              --             63
                                                           -------         -------         -------         -------        -------
Cash and cash equivalents at end of year                   $     1         $     7         $    46         $    --        $    54
                                                           =======         =======         =======         =======        =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Condensed Statement of Cash Flows
December 31, 1999

                                                                                     (Millions of Dollars)
                                                          --------------------------------------------------------------------------
                                                                       Unconsolidated
                                                          -------------------------------------------
                                                                          Guarantor     Non-Guarantor
                                                            Parent       Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                          --------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                  $   (59)        $   198         $   243         $  (102)       $   280

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (42)            (66)            (88)             --           (196)
  Proceeds of investment and fixed asset disposals               2              28              20              --             50
  Acquisitions, net of cash acquired                           (10)             --              --              --            (10)
  Other, net                                                   (24)            (15)              2                            (37)
                                                           -------         -------         -------         -------        -------
  Net cash (used in) provided by investing activities          (74)            (53)            (66)             --           (193)
                                                           -------         -------         -------         -------        -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Long-term debt proceeds                                      274               5              --              --            279
  Long-term debt repayments                                 (1,344)            (16)             --              --         (1,360)
  Change in short-term debt                                     99             (17)            (60)             --             22
  Payment of debt issuance costs and underwriting fees          --              --             (19)             --            (19)
  Proceeds from issuance of subsidiary trusts'
    preferred                                                   --              --             792              --            792
  Change in intercompany, noncurrent                           915            (112)           (804)              1             --
  Proceeds from issuance of warrants                            90              --              --              --             90
  Common stock issued                                          182              --              --              --            182
  Common stock reacquired                                       (3)             --              --              --             (3)
  Proceeds from issuance of subsidiary preferred stock          --              12              --              --             12
  Dividends paid                                               (83)             --            (101)            101            (83)
                                                           -------         -------         -------         -------        -------
  Net cash provided by (used in) financing activities          130            (128)           (192)            102            (88)
                                                           -------         -------         -------         -------        -------
Effect of exchange rate changes on cash                         --              --              (4)             --             (4)
                                                           -------         -------         -------         -------        -------
Net (decrease) increase  in cash and cash equivalents           (3)             17             (19)             --             (5)
Cash and cash equivalents at beginning of year                   5               6              57              --             68
                                                           -------         -------         -------         -------        -------
Cash and cash equivalents at end of year                   $     2         $    23         $    38         $    --        $    63
                                                           =======         =======         =======         =======        =======

HERCULES INCORPORATED
SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                                      (Dollars in millions, except per share)
                                                                1st Quarter        2nd Quarter        3rd Quarter
                                                               2001     2000     2001      2000      2001      2000
                                                               ----     ----     ----      ----      ----      ----
Net Sales                                                     $ 702     $798    $ 670     $ 822    $  637     $ 815
Cost of sales                                                   409      450      375       462       349       463
Selling, general, and administrative expenses                   190      197      195       206       179       210
Research and development                                         19       21       17        20        16        20
Goodwill and intangible asset amortization                       19       20       19        20        19        20
Other operating expenses (income), net                            3        4      (65)       18        43      (105)
                                                              -----     ----    -----     -----    ------     -----

Profit from operations                                        $  62     $106    $ 129     $  96    $   31     $ 207
Interest and debt expense                                        55       32       53        42        46        42
Preferred security distributions of subsidiary trusts            15       23       14        23        15        23
Other (expense) income, net                                      (3)       5        4        (6)       (6)      (13)
                                                              -----     ----    -----     -----    ------     -----

(Loss) income before income taxes and equity income (loss)    $ (11)    $ 56    $  66     $  25    $  (36)    $ 129
(Benefit) provision for income taxes                             (4)      20       42         9        29        54
                                                              -----     ----    -----     -----    ------     -----

(Loss) income before equity income (loss)                        (7)      36       24        16       (65)       75
Equity (loss) income of affiliated companies, net of tax         (3)      --       (1)       --        (6)       --
                                                              -----     ----    -----     -----    ------     -----
Net (loss) income                                             $ (10)    $ 36    $  23     $  16    $  (71)    $  75
                                                              =====     ====    =====     =====    ======     =====

(Loss) earnings per share Basic:
     (Loss) earnings per share                                $(0.09)   $0.34   $0.21     $0.15    $(0.66)    $0.70
Diluted:
     (Loss) earnings per share                                $(0.09)   $0.34   $0.21     $0.15    $(0.66)    $0.70

                                                              (Dollars in millions, except per share)
                                                                4th Quarter               Year
                                                               2001      2000       2001       2000
                                                               ----      ----       ----       ----
Net Sales                                                     $ 611    $  717     $ 2,620     $ 3,152
Cost of sales                                                   331       409       1,464       1,784
Selling, general, and administrative expenses                   179       197         743         810
Research and development                                         15        19          67          80
Goodwill and intangible asset amortization                       19        20          76          80
Other operating expenses (income), net                            2        37         (17)        (46)
                                                              -----    ------     -------     -------

Profit from operations                                        $  65    $   35     $   287     $   444
Interest and debt expense                                        42        48         196         164
Preferred security distributions of subsidiary trusts            14        27          58          96
Other (expense) income, net                                      (5)       (4)        (10)        (18)
                                                              -----    ------     -------     -------

(Loss) income before income taxes and equity income (loss)    $   4    $  (44)    $    23     $   166
(Benefit) provision for income taxes                              5       (17)         72          66
                                                              -----    ------     -------     -------

(Loss) income before equity income (loss)                        (1)      (27)        (49)        100
Equity (loss) income of affiliated companies, net of tax          1        (2)         (9)         (2)
                                                              -----    ------     -------     -------
Net (loss) income                                                --    $  (29)    $   (58)    $    98
                                                              =====    ======     =======     =======

(Loss) earnings per share Basic:
     (Loss) earnings per share                                   --    $(0.28)    $ (0.54)    $  0.91
Diluted:
     (Loss) earnings per share                                   --    $(0.28)    $ (0.54)    $  0.91

HERCULES INCORPORATED

PRINCIPAL CONSOLIDATED SUBSIDIARIES AS OF DECEMBER 31, 2001

      ARGENTINA
        Hercules Argentina S.A.

      AUSTRALIA
        BetzDearborn Australia Pty, Ltd.
        Little H Pty Ltd.

      AUSTRIA
        Hercules Austria GmbH.

      BAHAMAS
        Hercules International Trade Corporation Limited

      BELGIUM
        BetzDearborn N.V.
        Hercules Beringen B.V.B.A.
        Hercules Doel B.V.B.A.
        Hercules Europe B.V.B.A.
        Hercules Holding B.V./B.V.B.A.

      BERMUDA
        Curtis Bay Insurance Co. Ltd.

      BRAZIL
        Hercules BetzDearborn Ltda.
        Hercules do Brasil Produtos Quimicos Ltda.

      CANADA
        BetzDearborn Canada, Inc.
        Hercules Canada Inc.
        Hercules Canada (partnership)

      CHILE
        Hercules Quimica Chile Ltda

      CHINA
        Beijing Hercules Chemical Co. Ltd.*
        FiberVisions (Suzhou) Nonwovens Products Co. Ltd.
        FiberVisions (China) Textile Products Ltd.
        Shanghai Hercules Chemicals Co., Ltd.*

      COLOMBIA
        Hercules de Colombia S.A.

      CROATIA
        BetzDearborn d.o.o.

      CURACAO
        BetzDearborn Caribbean N.V.

      CZECH (REPUBLIC)
        Hercules CZ s.r.o.

      DENMARK
        Hercules Denmark A/S
        FiberVisions, A/S
        Hercules Investments ApS

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

      INDONESIA
        P.T. BetzDearborn Persada
        P.T. Hercules Chemicals Indonesia

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

HERCULES INCORPORATED

      NETHERLANDS
        Aqualon France B.V.
        Betz Chemical Technologies B.V.
        BetzDearborn B.V.
        Hechem B.V.
        Hercules B.V.

      NORWAY
        Hercules Norway A/S

      PERU
        Hercules del Peru S.A.

      POLAND
        Hercules Polska Sp. z.o.o.

      PORTUGAL
        Misan Portuguesa, Lda.

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

      SWITZERLAND
        Fibervisions A.G./Fibervisions Ltd.

      TAIWAN
        Hercules Chemicals (Taiwan) Co., Ltd.

      THAILAND
        Hercules Chemicals (Thailand) Co., Ltd.

      UNITED KINGDOM
        BetzDearborn Limited
        Hercules Investments Global Ltd.
        Hercules Limited
        Hercules GB Holdings Limited

      URUGUAY
        BetzDearborn de Uruguay S.A.

      UNITED STATES
        Aqualon Company, Delaware
        Athens Holding Inc., Delaware
        BetzDearborn Europe, Inc., Delaware
        BetzDearborn Inc., Pennsylvania
        BetzDearborn International, Inc., Pennsylvania
        BL Chemicals Inc., Delaware
        BL Technologies, Inc., Delaware
        BLI Holding Inc., Delaware
        Chemical Technologies India, Ltd., Delaware
        Covington Holdings Inc., Delaware
        DRC., Ltd. Delaware
        East Bay Realty Services, Inc., Delaware
        FiberVisions Incorporated, Delaware
        FiberVisions, L.L.C., Delaware
        FiberVisions L.P., Delaware
        FiberVisions Products, Inc., Georgia
        Hercules Chemical Corporation, Delaware
        Hercules Chemicals International, Inc., Delaware
        Hercules Credit Inc., Delaware
        Hercules Euro Holdings, L.L.C., Delaware
        Hercules Finance Company, Delaware
        Hercules Flavor, Inc., Delaware
        Hercules International Limited, Delaware
        Hercules International Limited, L.L.C., Delaware
        Hercules Trust I
        Hercules Trust II
        Hercules Shared Services Corporation, Delaware*
        WSP, Inc., Delaware

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

      None.

HERCULES INCORPORATED

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

      Information regarding directors and nominees for directors of Hercules and executive officers will be included in the Proxy Statement and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT:

      The name, age and current position of each executive officer of Hercules as of March 15, 2002 are listed below. There are no family relationships among executive officers.

   NAME                     AGE     CURRENT POSITION

   William H. Joyce         66      Chairman and Chief Executive Officer

   Fred G. Aanonsen         54      Vice President and Controller

   Edward V. Carrington     59      Vice President, Human Resources and Corporate Resources

   Richard G. Dahlen        62      Chief Legal Counsel

   Robert C. Flexon         43      Vice President, Corporate Affairs, Strategic Planning and Work Processes

   Israel J. Floyd          55      Corporate Secretary and General Counsel

   Bruce W. Jester          50      Vice President, Taxes

   Stuart C. Shears         51      Vice President and Treasurer

ITEM 11. EXECUTIVE COMPENSATION:

      Information regarding executive compensation of Hercules' directors and executive officers will be in the Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

      Information regarding beneficial ownership of Hercules common stock by certain beneficial owners and by management of Hercules will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

      In 2001, no director or officer had an involvement in such transactions of a nature or magnitude to require disclosure under the applicable SEC thresholds.

HERCULES INCORPORATED

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

            (a)   Documents filed as part of this Report:

                  1.    Financial Statements

                        See Item 8 for an Index to the Consolidated Financial Statements of Hercules Incorporated.

                  2.    Financial Statement Schedules:

                        Schedule II - Valuation and Qualifying Accounts..........................................   Below

      All other schedules are omitted because they are not applicable, not required or the information required is either presented in the Notes to Financial Statements or has not changed materially from that previously reported.

                  3.    Exhibits:

                        A complete listing of exhibits required is included in the Exhibit Index that precedes the exhibits filed with this Report.

            (b)   Reports on Form 8-K.

                        None.

      HERCULES INCORPORATED
      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS      (Dollars in millions)

     ---------------------------------------------------------------------------------------------------------------
                   Col. A.                  Col. B                   Col. C                 Col. D          Col. E
     ---------------------------------------------------------------------------------------------------------------
                                                                   Additions
     ---------------------------------------------------------------------------------------------------------------
                 Description              Balance at      Charged to      Charged to      Deductions      Balance at
                                         beginning of      costs and    other accounts                      end of
                                            period         expenses                                         period
     ---------------------------------------------------------------------------------------------------------------
      YEAR 2001
      Allowance for doubtful accounts        $27              11              --             (14)             $24
      Tax valuation allowance                 28               9              --              --              $37

      YEAR 2000
      Allowance for doubtful accounts        $16              21              --             (10)             $27
      Tax valuation allowance                 16              12              --              --               28

      YEAR 1999
      Allowance for doubtful accounts        $13              --               3              --              $16
      Tax valuation allowance                 12              --               4              --               16

HERCULES INCORPORATED

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

                                        HERCULES INCORPORATED


                                        By:  /s/ William H. Joyce
                                             -----------------------------------
                                             Chairman and Chief Executive
                                             Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2002.

PRINCIPAL EXECUTIVE OFFICERS AND DIRECTORS:

            Chairman and Chief Executive Officer        /s/ William H. Joyce
                                                        ------------------------
                                                         William H. Joyce


PRINCIPAL FINANCIAL OFFICER:

            Vice President and Treasurer                /s/ Stuart C. Shears
                                                        ------------------------
                                                        Stuart C. Shears


PRINCIPAL ACCOUNTING OFFICER:

            Vice President and Controller               /s/ Fred G. Aanonsen
                                                        ------------------------
                                                         Fred G. Aanonsen

DIRECTORS:

      /s/ William H. Joyce                              /s/ Sunil Kumar
------------------------------------------              ------------------------
      William H. Joyce                                   Sunil Kumar


      /s/ John G. Drosdick                              /s/ Jeffrey M. Lipton
------------------------------------------              ------------------------
      John G. Drosdick                                   Jeffrey M. Lipton


      /s/ Richard M. Fairbanks, III                     /s/ Peter McCausland
------------------------------------------              ------------------------
      Richard M. Fairbanks, III                          Peter McCausland


      /s/ Samuel J. Heyman                              /s/ Gloria Schaffer
------------------------------------------              ------------------------
      Samuel J. Heyman                                   Gloria Schaffer


      /s/ Alan R. Hirsig                                /s/ Paula A. Sneed
------------------------------------------              ------------------------
      Alan R. Hirsig                                     Paula A. Sneed


      /s/ Edith E. Holiday                              /s/ Raymond S. Troubh
------------------------------------------              ------------------------
      Edith E. Holiday                                   Raymond S. Troubh


      /s/ Robert D. Kennedy                             /s/ Joe B. Wyatt
------------------------------------------              ------------------------
      Robert D. Kennedy                                  Joe B. Wyatt

HERCULES INCORPORATED

                                  EXHIBIT INDEX

NUMBER                                DESCRIPTION                                     INCORPORATED BY REFERENCE TO

2-A             Agreement and Plan of Merger among Hercules, Water                   Exhibit 2.1, BetzDearborn Inc.
                Acquisition Company and BetzDearborn Inc., dated July                Current Report on Form 8-K,
                30, 1998                                                             filed July 30, 1998

3-A.1           Restated Certificate of Incorporation of Hercules, as                Exhibit 3-A, Annual Report on
                revised and amended July 6, 1988                                     Form 10-K filed March 26, 1993

3-A.2           Certificate of Amendment dated October 24, 1995, to Hercules'        Exhibit 4.1a, Registration
                Restated Certificate of Incorporation as revised and amended         Statement on Form S-3, filed
                July 5, 1998                                                         September 15, 1998

3-B             By-Laws of Hercules, as revised and amended October                  Exhibit 3-B, Annual Report on
                30, 1991                                                             Form 10-K filed March 26, 1993

4-A             Officers' Certificate, dated as of March 17, 1999, pursuant to       Exhibit 4.1, Current Report on
                the Junior Subordinated Debentures Indenture between Hercules        Form 8-K dated March 17, 1999
                and Chase

4-B             Form of Preferred Securities Guarantee by Hercules and               Exhibit 4.28, Amendment No. 1
                Chase, with respect to Hercules Trust I                              to Registration Statement on
                                                                                     Form S-3, filed October 29,
                                                                                     1998

4-C             Form of Amended and Restated Trust Agreement of                      Exhibit 4.13, Amendment No. 1
                Hercules Trust I                                                     to Registration Statement on
                                                                                     Form S-3, filed October 29,
                                                                                     1998

4-D             Form of 9.42% Trust Originated Preferred Securities of               Exhibit 4.2, Current Report on
                Hercules Trust I                                                     Form 8-K, dated March 17, 1999

4-E             Form of 9.42% Junior Subordinated Deferrable Interest                Exhibit 4.3, Current Report on
                Debentures due 2029                                                  Form 8-K, dated March 17, 1999

4-F             Officer's Certificate, dated as of July 27, 1999, pursuant to        Exhibit 4.1, Current Report on
                the Junior Subordinated Debentures Indenture between Hercules        Form 8-K, dated July 27, 1999
                and Chase, dated as of November 12, 1998

4-G             Amended and Restated Trust Agreement of Hercules Trust II, dated     Exhibit 4.2, Current Report on
                as of July 27, 1999, together with Annex I thereto                   Form 8-K, dated July 27, 1999

4-H             Unit Agreement, dated July 27, 1999, among Hercules, Hercules        Exhibit 4.3, Current Report on
                Trust II and The Chase Manhattan Bank, as unit agent                 Form 8-K, dated July 27, 1999

4-I             Warrant Agreement, dated July 27, 1999, between Hercules and The     Exhibit 4.4, Current Report on
                Chase Manhattan Bank, as warrant agent                               Form 8-K, dated July 27, 1999

4-J             Form of Series A Junior Subordinated Deferrable                      Exhibit 4.5, Current Report on
                Interest Debentures                                                  Form 8-K, dated July 27, 1999

4-K             Form of Trust II Preferred Securities                                Exhibit 4.6, Current Report on
                                                                                     Form 8-K, dated July 27, 1999

4-L             Form of CRESTS Unit                                                  Exhibit 4.7, Current Report on
                                                                                     Form 8-K, dated July 27, 1999

4-M             Form of Warrant                                                      Exhibit 4.8, Current Report on
                                                                                     Form 8-K, dated July 27, 1999

HERCULES INCORPORATED

NUMBER                                DESCRIPTION                                     INCORPORATED BY REFERENCE TO
4-N             Rights Agreement, dated as of August 24, 2000, between Hercules      Exhibit 4.1 to Hercules
                Incorporated and Chase Mellon Shareholder Services, L.L.C.           Registration of Certain
                                                                                     Classes of Securities on Form
                                                                                     8-A filed August 10, 2000

4-O             Indenture, dated as of November 14, 2000, between                    Exhibit 4-A, Quarterly Report
                Hercules Incorporated, as issuer and Wells Fargo Bank                on Form 10-Q, filed November
                Minnesota, N.A., as trustee (including the form of                   14, 2000
                11 1/8% senior notes due 2007 included as Exhibit A
                thereto).

4-P             Registration Rights Agreement, dated as of November 14, 2000,        Exhibit 4-B Quarterly Report
                among Hercules Incorporated and all of its domestic subsidiaries     on Form 10-Q, filed November
                and Donaldson, Lufkin & Jenrette Securities Corporation and          14, 2000
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

10-A            Hercules Executive Survivor Benefit Plan                             Exhibit 10-D, Annual Report on
                                                                                     Form 10-K, filed March 27,
                                                                                     1981

10-B            Hercules Phantom Stock Plan                                          Exhibit E, Notice Annual
                                                                                     Meeting and Proxy Statement,
                                                                                     dated February 14, 1986

10-C            Hercules Deferred Compensation Plan                                  Exhibit 10-I, Annual Report on
                                                                                     Form 10-K, filed March 29,
                                                                                     1988

10-D            Hercules Annual Management Incentive Compensation                    Exhibit 10-H, Annual Report on
                Plan                                                                 Form 10-K, filed March 26,
                                                                                     1993

10-E            Hercules 1993 Nonemployee Director Stock                             Exhibit 4.1, Registration
                Accumulation Plan                                                    Statement on Form S-8, filed
                                                                                     July 16, 1993

10-F            Hercules Deferred Compensation Plan for Nonemployee                  Exhibit 10-J, Annual Report
                Directors                                                            Form 10-K, filed March 26,
                                                                                     1993

10-G            Hercules Employee Pension Restoration Plan                           Exhibit 10-L, Annual Report on
                                                                                     Form 10-K, filed March 26,
                                                                                     1993

10-H            Form of Employment Contract between Hercules and                     Exhibit 10-J, Annual Report on
                certain of its officers                                              Form 10-K, filed March 29,
                                                                                     1988

10-I            Form of Indemnification Agreement between Hercules                   Annex II, Notice of Annual
                and certain officers and directors of Hercules                       Meeting and Proxy Statement,
                                                                                     dated February 19, 1987

10-J            Employment Agreement effective August 1, 1998,                       Exhibit 10-T, Annual Report on
                between Hercules and Vincent J. Corbo                                Form 10-K, filed March 30,
                                                                                     1999

10-K            Hercules Amended and Restated Long Term Incentive                    Exhibit 10-K, Annual Report on
                Compensation Plan                                                    Form 10-K, filed March 29,
                                                                                     2000

10-L            BetzDearborn Inc. Employee Stock Ownership and                       Exhibit 10-L, Annual Report on
                401(k) Plan                                                          Form 10-K, filed March 29,
                                                                                     2000

10-M            Amended and Restated Credit Agreement, dated April                   Exhibit 10.2, Current Report
                19, 1999, among Hercules, NationsBank, N.A., as                      on Form 8-K, dated April 19,
                Administrative Agent, and the lenders party thereto                  1999

HERCULES INCORPORATED

NUMBER                                DESCRIPTION                                     INCORPORATED BY REFERENCE TO
10-N            Underwriting Agreement, dated March 12, 1999, among Hercules,        Exhibit 1.1, Current Report on
                Hercules Trust I and the Underwriters named therein                  Form 8-K, dated March 17, 1999

10-O            CRESTS Units Underwriting Agreement, dated July 21, 1999, among      Exhibit 1.1, Current Report on
                Hercules, Hercules Trust II and the Underwriters named therein       Form 8-K, dated July 27, 1999

10-P            Common Stock Underwriting Agreement, dated July 21,                  Exhibit 1.2, Current Report on
                1999, among Hercules and the Underwriters named                      Form 8-K, dated July 27, 1999
                therein

10-Q            First Amendment to Amended and Restated Credit                       Exhibit 10-A, Quarterly Report
                Agreement, dated March 31, 2000, among Hercules                      on Form 10-Q, filed August
                Incorporated, BetzDearborn Canada, certain                           15, 2000
                subsidiaries of Hercules, the several banks and other
                financial institutions identified in the agreement and
                Bank of America, N.A., as administrative agent, and
                Bank of America Canada, as Canadian administrative
                agent.

10-R            Second Amendment to Amended and Restated Credit                      Exhibit 10-B, Quarterly Report
                Agreement, dated July 26, 2000, among Hercules                       on Form 10-Q, filed August 15,
                Incorporated, BetzDearborn Canada, certain subsidiaries              2000
                of Hercules, the several banks and other financial
                institutions identified in the agreement and Bank of
                America, N.A., as administrative agent, and Bank of
                America Canada, as Canadian administrative agent.

10-S            Share Purchase Agreement, dated as of August 10, 2000, among CP      Exhibit 2-1, Current Report on
                Kelco ApS (formerly known as Hercules Copenhagen ApS), Hercules      Form 8-K, dated September 28,
                Investment ApS, Hercules Incorporated, Lehman FG Newco, Inc.,        2000
                WSP, Inc. and Hercules Holding BV/BVBA.

10-T            Third Amendment to Amended and Restated Credit                       Exhibit 10-T, Annual Report on
                Agreement, dated November 14, 2000, among Hercules                   Form 10-K, filed April 17,
                Incorporated, BetzDearborn Canada, certain subsidiaries              2001.
                of Hercules, the several banks and other financial
                institutions identified in the agreement, and Bank of
                America, N.A., as administrative agent, and Bank of
                America Canada, as Canadian administrative agent.

10-U            Form of Change-of-Control Employment Agreements                      Exhibit 10-19, Registration Statement
                between Hercules Incorporated and each of Dominick                   on Form S-4, filed August 9, 2001
                W. DiDonna and Israel J. Floyd.

10-V            Resignation Agreement, dated as of October 17, 2000,                 Exhibit 10-20, Registration Statement
                between Hercules Incorporated and Vincent J. Corbo.                  on Form S-4, filed August 9, 2001

10-W            Letter Agreement, dated November 1, 2000, between                    Exhibit 10-21, Registration Statement
                Hercules Incorporated and Harry J. Tucci.                            on Form S-4, filed August 9, 2001

10-X            Letter Agreement, dated November 1, 2000, between                    Exhibit 10-B, Quarterly Report
                Hercules Incorporated and Thomas L. Gossage.                         on Form 10-Q, filed May 16,
                                                                                     2001.

10-Y            Employment Agreement, effective as of May 8, 2001,                   Exhibit 10-A, Quarterly Report on
                between Hercules Incorporated and William H. Joyce.                  Form 10-Q, filed May 16, 2001.

10-Z            Change-of-Control Employment Agreement, dated as of                  Exhibit 10-24, Registration Statement
                May 8, 2001, by and between Hercules Incorporated and                on Form S-4, filed August 9, 2001
                William H. Joyce

HERCULES INCORPORATED

NUMBER                                DESCRIPTION                                     INCORPORATED BY REFERENCE TO
10-Aa           Form of Change-of-Control Employment Agreements,                      Exhibit 10-25, Registration Statement
                dated as of June 15, 2001, by and between Hercules                    on Form S-4, filed August 9, 2001
                Incorporated and each of Edward V. Carrington and
                Richard G. Dahlen.

10-Bb           Separation Agreement and General Release of Claims,                   Exhibit 10-26, Registration Statement
                dated June 22, 2001, between Hercules Incorporated and                on Form S-4, filed August 9, 2001
                June B. Barry.

10-Cc           Separation Agreement and General Release of Claims, dated June        Exhibit 10-27, Registration Statement
                21, 2001, between Hercules Incorporated and George MacKenzie.         on Form S-4, filed August 9, 2001

10-Dd           Change-of-Control Employment Agreement, dated as of                   Exhibit 10-28, Registration Statement
                July 2, 2001, by and between Hercules Incorporated and                on Form S-4, filed August 9, 2001
                Fred G. Aanonsen.

10-Ee           Fourth Amendment to Amended and Restated Credit                       Exhibit 10-29, Registration Statement
                Agreement, dated July 17, 2001, among Hercules                        on Form S-4, filed August 9, 2001
                Incorporated, BetzDearborn Canada, certain subsidiaries
                of Hercules, the several banks and other financial
                institutions identified in the agreement and Bank of
                America, N.A., as administrative agent, and Bank of
                America Canada, as Canadian administrative agent.

10-Ff           Note Purchase Agreement, dated as of June 19, 1989,                   Exhibit 10-18, Registration Statement
                between the Betz Laboratories, Inc. Employee Stock                    on Form S-4, filed October 31, 2001.
                Ownership Plan and the Betz Laboratories, Inc.

10-Gg           First Amendment to Note Purchase Agreement, dated as of               Exhibit 10-30, Registration Statement
                June 25, 1996, among BetzDearborn Laboratories, Inc.,                 on Form S-4, filed October 31, 2001.
                Putnam Fiduciary Trust Company and The Prudential Insurance
                Company of America.

10-Hh           Second Amendment to Note Purchase Agreement, dated as of              Exhibit 10-31, Registration Statement
                June 25, 1998, among BetzDearborn, Inc., Putnam Fiduciary             on Form S-4, filed October 31, 2001.
                Trust Company and The Prudential Insurance Company of America.


10-Ii           Third Amendment and Assumption Agreement with respect to Note         Exhibit 10-32, Registration Statement
                Purchase Agreement, dated as of December 31, 1998, among              on Form S-4, filed October 31, 2001.
                BetzDearborn, Inc., Putnam Fiduciary Trust Company, Hercules
                Incorporated and The Prudential Insurance Company of America.

10-Jj           Fourth Amendment with respect to Note Purchase Agreement, dated       Exhibit 10-33, Registration Statement
                as of April 19, 1999, among Hercules Incorporated, Putnam             on Form S-4, filed October 31, 2001.
                Fiduciary Trust Company and The Prudential Insurance Company of
                America.


10-Kk           Fifth Amendment with respect to Note Purchase Agreement, dated        Exhibit 10-34, Registration Statement
                as of July 26, 2000, among Hercules Incorporated, Putnam              on Form S-4, filed October 31, 2001.
                Fiduciary Trust Company and The Prudential Insurance Company of
                America.


10-Ll           Sixth Amendment with respect to Note Purchase Agreement, dated       Exhibit 10-35, Registration Statement
                as of November 14, 2000, among Hercules Incorporated, Putnam         on Form S-4, filed October 31, 2001.
                Fiduciary Trust Company and The Prudential Insurance Company of
                America.


10-Mm           Seventh Amendment with respect to Note Purchase Agreement, dated     Exhibit 10-36, Registration Statement
                as of July 17, 2001 among Hercules Incorporated, Putnam              on Form S-4, filed October 31, 2001.
                Fiduciary Trust Company and The Prudential Insurance Company of
                America.

10-Nn*          Fifth Amendment to Amended and Restated Credit
                Agreement, dated March 6, 2002, among Hercules
                Incorporated, BetzDearborn Canada, certain subsidiaries of Hercules, the several banks and other financial institutions identified in the agreement and Bank of America, N.A., as administrative agent, and Bank of America Canada, as Canadian administrative agent.

21.1            Subsidiaries of Registrant                                           See Part II, Item 8 on page 66
                                                                                     of Annual Report on Form 10-K,
                                                                                     filed April 17, 2001.


* Filed herewith.