Form 10-K/A
period 2001-12-31
HERCULES INC
filed 2002-04-30
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001         Commission file number 1-496

                           -------------------------

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. X

         As of March 15, 2002, registrant had 109,157,515 shares of common stock, $25/48 stated value ("Common Stock") outstanding, which is registrant's only class of common stock.

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

                       DOCUMENTS INCORPORATED BY REFERENCE
 (SPECIFIC PAGES INCORPORATED ARE IDENTIFIED UNDER THE APPLICABLE ITEM HEREIN.)

HERCULES INCORPORATED

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

BOARD OF DIRECTORS

         The Company's restated certificate of incorporation and bylaws provide for three classes of directors, with the term of one class expiring at each annual meeting of the shareholders. Pursuant to the authority granted to the Board in Article Six of the restated certificate of incorporation, the Board has fixed the number of directors at 13: four in the class whose term expires in 2003, five in the class whose term expires in 2004 and four in the class whose term expires in 2005.

William H. Joyce - Director since 2001

         Dr. Joyce, age 66, joined Hercules as Chief Executive Officer in May 2001. Dr. Joyce had been Chairman, President and Chief Executive Officer of Union Carbide Corporation since 1996. From 1995 to 1996, Dr. Joyce was President and Chief Executive Officer and from 1993 to 1995, he was President. Prior to that, Dr. Joyce had been Chief Operating Officer since 1992. Dr. Joyce holds a B.S. degree in Chemical Engineering from Penn State University and a M.B.A. and a Ph.D. from New York University. Dr. Joyce received the National Medal of Technology Award in 1993 and the Plastics Academy's Industry Achievement Award in 1994 and Lifetime Achievement Award in 1997. In 1997, he was inducted into the National Academy of Engineering. Dr. Joyce is a director of CVS Corporation. Dr. Joyce is also a trustee of the Universities Research Association, Inc. and Co-Chairman of the Council of Government-University-Industry Research of the National Academies. Dr. Joyce was Chairman of the Board of Society of Plastics Industry and on the Executive Committee of the American Chemical Council.

Richard Fairbanks - Director since 1993

         Mr. Fairbanks, age 61, has been a Counselor at the Center for Strategic & International Studies since April 2000. He was named Senior Counsel at the Center for Strategic & International Studies in February 1992, became Managing Director of Domestic and International Issues in March 1994, and was President and Chief Executive Officer from May 1999 until April 2000. He was Ambassador-at-Large under President Reagan. He is a member of the Boards of Directors of SEACOR Smit, Inc., GATX Corporation, and SPACEHAB, Inc.; member, Council on Foreign Relations, Council of American Ambassadors; and founder, The American Refugee Committee of Washington.

Samuel J. Heyman - Director since 2001

        Mr. Heyman, age 63, has been a director and Chairman of International Specialty Products Inc. since its formation and served as its Chief Executive Officer from its formation until June 1999. He also has been a director of G-I Holdings Inc., or its predecessor, GAF Corporation, for more than five years and was Chairman, President and Chief Executive Officer of G-I Holdings and some of its subsidiaries for more than five years until September 2000. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code due to its asbestos-related claims. Mr. Heyman was a director and Chairman of Building Materials Corporation of America ("BMCA"), an indirect wholly-owned subsidiary of G-I Holdings, which is primarily engaged in the commercial and residential roofing business, from its formation until September 2000, and served as Chief Executive Officer of BMCA from June 1996 to January 1999 and from June 1999 to September 2000. He is also the Chief Executive Officer, Manager and General Partner of a number of closely held real estate development companies and partnerships whose investments include commercial real estate and a portfolio of publicly traded securities.

Alan R. Hirsig - Director since 1998

         Mr. Hirsig, age 61, was President and Chief Executive Officer of ARCO Chemical Company, which was bought by Lyondell Chemical Company, from 1991 until he retired in 1998. He is a director of Philadelphia Suburban Corporation, Celanese A.G., and Checkpoint Systems Corporation. Additionally, he is a director or trustee of Bryn Mawr College, Curtis Institute of Music, Rosenbach Museum and Library and the YMCA of Philadelphia. Mr. Hirsig served as past chairman of the Chemical Manufacturers Association.

Edith E. Holiday - Director since 1993

         Ms. Holiday, age 49, is an attorney. She was Assistant to the President of the United States and Secretary of the Cabinet from 1990 until early 1993 and served as General Counsel of the U.S. Treasury Department from 1989 through 1990. She served as counselor to the Secretary of the Treasury and Assistant Secretary for Public Affairs and Public Liaison, U.S.

HERCULES INCORPORATED

Treasury Department from 1988 to 1989. Ms. Holiday is a director of Amerada Hess Corporation, Canadian National Railway, Digex Incorporated, H.J. Heinz Company, Beverly Enterprises, Inc., RTI International Metals, Inc., and director or trustee of various investment companies in the Franklin Templeton Group of Funds.

Robert D. Kennedy - Director since 2001

         Mr. Kennedy, age 69, held a number of executive and senior management positions with Union Carbide Corporation, including Chairman, Chief Executive Officer and President. He retired as Chairman from Union Carbide in 1995 after a career that spanned 40 years. He is a member of the Boards of Directors of Sunoco Inc., Kmart Corporation, International Paper Company and Chase Industries, Inc.

Sunil Kumar - Director since 2001

         Mr. Kumar, age 52, has been director, President and Chief Executive Officer of International Specialty Products Inc. ("ISP") since June 1999. Mr. Kumar has also been President and Chief Executive Officer of certain subsidiaries of ISP, including ISP Investments Inc., since June 1999. Mr. Kumar was a director, President and Chief Executive Officer of Building Materials Corporation of America ("BMCA") from May 1995, July 1996 and January 1999, respectively, until June 1999. He was Chief Operating Officer of BMCA from March 1996 to January 1999. He was also a director and Vice-Chairman of the Board of G-I Holdings from January 1999 to June 1999. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code due to its asbestos-related claims.

Jeffrey M. Lipton - Director since 2001

         Mr. Lipton, age 59, is President and Chief Executive Officer and a Director of NOVA Chemicals Corporation. He joined NOVA in 1993 after retiring from a 28-year career with the DuPont Company, where he held a number of management and executive positions. He is a Chairman and Director of Methanex Corporation and Trimeris, Inc., a member of the Board of Directors and Executive Committee of the American Chemistry Counsel, and a member of the Board of Directors and Business Council on National Issues - Canada.

Peter McCausland - Director since 1997

         Mr. McCausland, age 52, has been the Chairman and Chief Executive Officer of Airgas, Inc. (a distributor of industrial, medical, and specialty gases and related equipment), a company he founded in 1982, since 1987. He served as general counsel for MG Industries, Inc., an industrial gas producer. He was a partner in the firm of McCausland, Keen & Buckman that specialized in mergers, acquisitions, and financings. He is a director of the Independence Seaport Museum and The Eisenhower Exchange Fellowships.

Gloria Schaffer - Director since 2001

         Ms. Schaffer, age 71, served as a Commissioner of the Department of Consumer Protection of the State of Connecticut from 1991 to 1995, as a member of the Civil Aeronautics Board from 1978 to 1984 and as the Secretary of State of the State of Connecticut from 1970 to 1978. Ms. Schaffer also previously served on the Board of Directors of Amity Bank and Amity Bankcorp, Mott's Inc. and Emery Air Worldwide and, since 1996, has served as a partner at C.A. White, Inc., a real estate development firm. Ms. Schaffer is a director of MP 63 Fund Inc.

Paula A. Sneed - Director since 1994

         Ms. Sneed, age 54, is group vice president, president e-Commerce and Marketing Services, Kraft Foods, Inc., the nation's largest packaged foods company. She joined General Foods (which later merged with Kraft Foods) in 1977 and has held a variety of management positions, including vice president, Consumer Affairs; senior vice president and president, Foodservice Division; executive vice president and general manager, Desserts Division; executive vice president and general manager, Dinners and Enhancers Division; senior vice president, Marketing Services and chief marketing officer; and executive vice president, president e-Commerce Division. She is also a director of Airgas, Inc. and Charles Schwab & Co. Inc.

Raymond S. Troubh - Director since 2001

         Mr. Troubh, age 75, has been a financial consultant for more than five years. Prior to that he was a general partner of Lazard Freres & Co., an investment banking firm, and a governor of the American Stock Exchange. Mr. Troubh is a director of ARIAD Pharmaceuticals, Inc., a biopharmaceutical company, Diamond Offshore Drilling, Inc., a contract drilling company, Enron Corp., an energy, trading and distribution company, General American Investors Company, an investment trust company, Gentiva Health Services, Inc., a healthcare provider, Health Net, Inc., a managed healthcare company, Starwood Hotels & Resorts, Inc., a hotel operating company, Triarc Companies, Inc., a holding company, and WHX Corporation, a steel products company. He is also a trustee of Petrie Stores Liquidating Trust.

Joe B. Wyatt - Director since 2001

         Mr. Wyatt, age 66, is Chancellor Emeritus of Vanderbilt University in Nashville, Tennessee. He served as Vanderbilt's sixth Chancellor and Chief Executive Officer for 18 years, beginning in 1982. From 1972 to 1982, he was a member of the

HERCULES INCORPORATED


faculty and administration at Harvard University. He is Chairman of the Board of Directors of the Universities Research Association Inc. of Washington, D.C., Chairman of a panel on Strategic Education Research for the National Research Council of the National Academies, a director of New American Schools, Inc., Advanced Network and Services, Inc., the EAA Aviation Foundation, Ingram Micro, Inc., where he is Chairman of the Audit Committee, El Paso Corporation, the Aerostructures Company and ASD.com. He is a Principal of the Washington Advisory Group, LLC in Washington, D.C.


EXECUTIVE OFFICERS OF THE REGISTRANT:

         The name, age and current position of each executive officer of Hercules as of March 15, 2002 is reported in Part I, Item 3 under the caption "Executive Officers of the Registrant" of Hercules' Form 10-K filed on March 29, 2002.


SECTION 16(A) BENEFICIAL REPORTING COMPANY COMPLIANCE:

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the SEC and the New York Stock Exchange reports of beneficial ownership and changes in beneficial ownership of the common stock and other equity securities of the Company. These persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those reports furnished to the Company, the Company believes that, during 2001, its directors, executive officers and holders of more than 10% of the Company's common stock complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION:

COMPENSATION OF DIRECTORS

         Employee directors receive no additional compensation other than their normal salary for serving on the Board or its Committees.

         Non-employee directors receive a $16,000 annual fee, $1,000 for each meeting attended, $3,000 for chairing a committee, $1,000 per day for special assignments and reimbursement for out-of-pocket expenses. The annual fee was reduced from $23,000 to $16,000 by the Board of Directors in August 2001.

         NON-EMPLOYEE DIRECTOR STOCK ACCUMULATION PLAN. In 2001, as in past years, non-employee directors had the right to elect to receive restricted stock or equivalent options in lieu of part or all of their fees under Hercules' Non-Employee Director Stock Accumulation Plan (the "NEDSAP"), which expired on April 30, 2001. Restricted stock issued pursuant to the NEDSAP is restricted until the holder's retirement from the Board and is valued at 85% of the fair market value of the Company's common stock. Options issued pursuant to the NEDSAP are valued using the Black-Scholes formula.

         Also under the NEDSAP, each director annually receives a nonqualified stock option to purchase 3,000 shares of common stock. The option exercise price is the fair market value of Hercules' common stock on the date of grant. As each non-employee director received an accelerated grant of 9,000 stock options in 1998 for the next three years, the only grants made during 2001 were grants to the newly elected directors, who received 3,000 options each. Vesting occurs in three equal annual increments beginning one year after the grant date.

         EQUITY AWARD. Each director has a one-time opportunity to purchase 750 Hercules common shares at fair market value when first elected to the Board. Upon the purchase, Hercules awards an additional 1,500 Hercules common shares that cannot be transferred until retirement or resignation from the Board.

         RESTRICTED STOCK UNITS. Upon election to the Board, each director receives 1,100 restricted stock units, which are placed in an unfunded account where, to the extent that dividends on the Company's common stock are or have been paid, they accrue dividend equivalents and interest. Each restricted stock unit represents the right to receive one Hercules common share at retirement. Restricted stock units do not carry any voting rights. Of the 1,100 units, 200 immediately vest. Thereafter, for every year served on the Board, 100 additional units vest. Upon retirement from the Board, all vested restricted stock units are paid in Hercules common shares in a lump sum or spread over a period not to exceed ten years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee is composed of five members: Messrs. Lipton, McCausland (Chairman) and Troubh and Mss. Holiday and Sneed. None of the members of the Compensation Committee is an officer, employee or former officer or employee of the Company or its subsidiaries. In 2001, none of the members of the Compensation Committee had any relationship requiring disclosure in accordance with Item 402(j)(3) of Regulation S-K of the SEC.

HERCULES INCORPORATED

COMPENSATION OF EXECUTIVE OFFICERS

         The following table contains information concerning compensation paid or to be paid to those serving as Chief Executive Officer and the other most highly compensated executive officers of the Company for services rendered to the Company and its subsidiaries during the past three completed fiscal years.


    SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                  LONG-TERM COMPENSATION AWARDS
                                               -------------------                  -----------------------------        ALL OTHER
                                               SALARY       BONUS                RESTRICTED    OPTIONS     INCENTIVE   COMPENSATION
                                      YEAR        $           $      OTHER ($)  STOCK(4)($)    (SHARES)    PAYOUTS($)     (5)($)
                                      ----        -           -      ---------  -----------    --------    ----------     ------
W. H. Joyce(1)                          2001   $ 666,667   $ 997,500    $ 5,662                 1,250,000                 $ 10,126
Chief Executive Officer and             2000
Chairman                                1999

T. L. Gossage                           2001           (2)               97,742
Former Chief Executive Officer          2000           (2)               27,995   $1,848,043    1,000,000                   63,588
and Chairman                            1999

I. J. Floyd                             2001     383,340     125,186                               35,500                   13,242
Executive Vice President,               2000     383,340                 24,029      256,000       50,000                    9,926
Secretary, and General Counsel          1999     225,259                  3,110      517,000        9,375                   10,647

C. A. Rogerson                          2001     257,928     200,000      4,631                    35,500                    7,772
Vice President/General Manager          2000     157,614                114,742(3)                 45,500                    4,375
BetzDearborn Division                   1999

M. Sonneveld                            2001     248,340     178,288                               35,500                    9,551
Vice President                          2000     240,000                 10,653(3)                 35,500                   13,338
Manufacturing & Work Processes          1999     240,000                                           21,000                   10,933

R. C. Flexon                            2001     248,000     175,000                               35,500                    5,100
Vice President, Corporate Affairs,      2000     138,182                 58,181(3)    93,750       30,700                    3,000
Strategic Planning and Work Processes   1999

(1)      Dr. Joyce became Chief Executive Officer on May 8, 2001.

(2) Mr. Gossage received a nominal salary of $1.00/week for benefit participation purposes. Mr. Gossage received no other cash compensation (base or annual incentive). The "Other" column includes $37,353 for use of the Company plane which has since been sold. Mr. Gossage retired as Chief Executive Officer on May 8, 2001.

(3) Messrs. Rogerson, Sonneveld and Flexon's "Other" columns include taxes and relocation expenses paid by the Company.

(4) These values are determined by multiplying the number of shares of restricted stock awarded by the closing market price of Hercules' common stock on the date of grant and subtracting the consideration, if any, paid by the executive officer. Dividends may be paid on a current basis or accrued. Mr. Floyd's restricted stock grant for the year 2000 will vest only if Hercules' stock price reaches $50 before November 4, 2002. The number and value (determined by taking the number of shares of restricted stock multiplied by the year-end closing market price, $10.00, net of any consideration paid) of aggregate restricted stock holdings is shown below. Included in the chart are restricted shares that each executive officer purchased under the terms of the Hercules Long-Term Incentive Compensation Plan, as well as shares that have been granted outright. The aggregate amount paid for restricted shares by executive officers was $104,500.

                                      Aggregate Restricted
                                     Shares       Net Value
                                     ------       ---------
         W. H. Joyce                      -              -
         T. L. Gossage                    -              -
         I. J. Floyd                 41,553       $380,000
         C. A. Rogerson                   -              -
         M. Sonneveld                     -              -
         R. C. Flexon                 5,000         50,000

(5)      Major components of All Other Compensation are listed below.


                               Company Match     Interest
                                  (Defined      Credits On
                                Contribution      Stock
                                   Plans)        Options
                                   ------        -------
      W. H. Joyce                $ 10,126             -
      T. L. Gossage                     -             -
      I. J. Floyd                  13,242             -
      C. A. Rogerson                7,772             -
      M. Sonneveld                  8,294        $1,257
      R. C. Flexon                  5,100             -

HERCULES INCORPORATED

OPTION GRANTS IN LAST FISCAL YEAR

         The following table discloses information concerning individual grants of stock options made during the last completed fiscal year to the executive officers named in the summary compensation table.

                                        PERCENT OF
                  NO. OF SECURITIES   TOTAL OPTIONS    EXERCISE OR
                      UNDERLYING        GRANTED TO      BASE PRICE     EXPIRATION     GRANT VALUE      GRANT DATE
NAME               OPTIONS GRANTED      EMPLOYEES       ($/SHARE)         DATE            DATE          VALUE(1)
W. H. Joyce          1,250,000(2)         44.9%           $ 12.00      5/9/2011         5/8/2001      $7,704,000
T. L. Gossage             0
I. J. Floyd             35,500(3)          1.3%             11.28     8/23/2011        8/23/2001         202,769
C. A. Rogerson          35,500(3)          1.3%             11.28     8/23/2011        8/23/2001         202,769
M. Sonneveld            35,500(3)          1.3%             11.28     8/23/2011        8/23/2001         202,769
R. C. Flexon            35,500(3)          1.3%             11.28     8/23/2011        8/23/2001         202,769

         (1) The Black-Scholes option-pricing model was used to determine the fair value of employee stock options in the table above as of the date of the grant. In the fourth quarter of 2000, the Board of Directors approved suspension of the Hercules' common stock dividend. Had the historical dividend rate continued to be valued in the Black-Scholes option-pricing model, the value of Dr. Joyce's grant would have been $4,220,665. Other grants reported herein would be similarly adjusted downward.

             No adjustments for risk of forfeiture have been made. Significant assumptions are as follows:
                                                               REGULAR OPTIONS
                        Dividend yield                                 0.0%
                        Risk free interest rate                        5.3%
                        Expected life                             8.0 years
                        Expected volatility                           35.6%

         (2) Vesting date is the earliest of April 30, 2003; any "change in control"; death; disability; or termination other than for cause.

         (3) Vesting schedule is as follows: 40% on 8/23/2002; 40% on 8/25/2003; 20% on 8/23/2004.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

         The table set forth below discloses certain information concerning the exercise of stock options (exercised and unexercised) during the last completed fiscal year by the executive officers named in the summary compensation table as well as certain information concerning the number and value of unexercised options. The value of options is calculated using the difference between the option exercise price and $10.00 (year-end stock price) multiplied by the number of shares underlying the option.

                          No. of                             No. of Securities                     Value of Unexercised
                          Shares         Value            Underlying Unexercised                 In-The-Money Options
                        Acquired on     Realized            Options at Year-End                        At Year-End
Name                     Exercise          $           Exercisable       Unexercisable      Exercisable ($)   Unexercisable ($)
W. H. Joyce                    -            -                   -          1,250,000              -                  -
T. L. Gossage (1)              -            -           1,438,000                  -              -                  -
I. J. Floyd                4,500          900             103,000            112,375              -                  -
C. A. Rogerson                 -            -              18,200             62,800              -                  -
M. Sonneveld                   -            -             101,700            142,050              -                  -
R. C. Flexon                   -            -              12,280             53,920              -                  -

(1) Mr. Gossage retired from the Company effective May 8, 2001. As a result of his retirement, 1,000,000 of his options became exercisable as of May 8, 2001.

HERCULES INCORPORATED


PENSION PLANS

         The following table shows the estimated annual pension benefits payable to a covered participant at normal retirement age under Hercules' qualified benefits pension plan, as well as nonqualified supplemental benefits, based on the stated remuneration and years of service with Hercules and its subsidiaries.

------------------------------------------------------------------------------------------------------------------
      REMUNERATION         15 YEARS          20 YEARS          25 YEARS          30 YEARS           35 YEARS
------------------------------------------------------------------------------------------------------------------
       $  200,000               $ 45,588          $ 60,784          $ 75,980          $ 91,176          $ 106,372
          250,000                 57,588            76,784            95,980           115,176            134,372
          300,000                 69,588            92,784           115,980           139,176            162,372
          350,000                 81,588           108,784           135,980           163,176            190,372
          400,000                 93,588           124,784           155,980           187,176            218,372
          450,000                105,588           140,784           175,980           211,176            246,372
          500,000                117,588           156,784           195,980           235,176            274,372
          600,000                141,588           188,784           235,980           283,176            330,372
          700,000                165,588           220,784           275,980           331,176            386,372
          800,000                189,588           252,784           315,980           379,176            442,372
          900,000                213,588           284,784           355,980           427,176            498,372
        1,000,000                237,588           316,784           395,980           475,176            554,372
        1,500,000                357,588           476,784           595,980           715,176            834,372
        2,000,000                477,588           636,784           795,980           955,176          1,114,372
------------------------------------------------------------------------------------------------------------------



         Annual contributions by Hercules to its qualified pension plan, if any are required, are determined statistically by an independent actuary, and no amount is attributed to an individual employee. Due to the funded status of the Pension Plan, there was no Hercules contribution to the Pension Plan in 2001.

         Except in special cases, the aggregate retirement benefit, under both the qualified and nonqualified plans, is an amount determined by taking the sum of (i) 1.2% of the employee's average annual earnings (based on the highest five consecutive years during the last 10 years of employment) up to one-half the Social Security Tax Base ($40,200 in 2001), and (ii) 1.6% of the employee's average annual earnings (as determined above) in excess of one-half of the Social Security Tax Base, multiplied by the employee's total years and months of credited service. For this purpose, "average annual earnings" consist of salary plus annual incentive or bonus compensation.

         For Dr. Joyce and Messrs. Flexon, Floyd, Gossage, Rogerson and Sonneveld, compensation used for calculating retirement income benefits consists of the highest 5 consecutive years of average monthly earnings. These amounts for 2001 are shown under the "Salary" and "Bonus" columns of the Summary Compensation Table. The estimated credited years of service for Dr. Joyce and Messrs. Flexon, Floyd, Gossage, Rogerson, and Sonneveld are 0, 1, 28, 36, 19 and 34, respectively.

EMPLOYMENT CONTRACTS

         On May 8, 2001, Hercules entered into a written employment agreement with Dr. Joyce which provides for him to serve as Chairman and Chief Executive Officer. Under the agreement, Dr. Joyce's initial compensation consists of (i) a base annual salary of $1,000,000, (ii) target annual variable compensation of $1,000,000 and (iii) a grant of stock options to acquire 1,250,000 shares of common stock at a per share exercise price of $12.00 (the price of Hercules' common stock on the date of grant). The stock options have ten-year terms and vest at the earliest of April 30, 2003, a "change in control", death, disability or termination other than for cause. Dr. Joyce's employment agreement also provides for further grants of stock options for each calendar year after 2001, at such times as Hercules generally makes stock option grants to other employees and in amounts and with terms and conditions consistent with his position. In the event Dr. Joyce's employment is terminated other than for cause, Hercules would be required to pay him an amount equal to the base salary and variable compensation he would have received had he remained employed through April 30, 2003, but not less than $2,000,000.

HERCULES INCORPORATED

CHANGE IN CONTROL AGREEMENTS

         Since 1986, Hercules has entered into change in control agreements with its senior executives. These agreements seek to ensure the stability of Hercules' management during a period of transition within Hercules and only become effective upon a change in control event. Hercules' Compensation Committee periodically reviews these agreements and revises them, if necessary, to reflect contemporary business practices in change in control situations.

         Change in Control Agreements are in force for Dr. Joyce and Messrs. Flexon, Floyd, Rogerson and Sonneveld. These Agreements provide that a change in control occurs:

         o if any individual, entity or group (with certain exceptions) becomes the beneficial owner of 20% or more of the outstanding shares of Hercules common stock;

         o if there is a change in a majority of the board of directors other than by election or nomination by a vote of the majority of directors comprising the incumbent board;

         o upon approval by the shareholders of a reorganization, merger, consolidation or sale that results in Hercules' shareholders owning less than 60% of the combined voting power of the surviving corporation following the transaction; or

         o if Hercules' shareholders approve a complete liquidation of the Company.

         Under the terms of these agreements, upon a change in control, Hercules or its successor is required to continue to employ the above named executives, in substantially the same position and level of compensation (including benefits) as that executive held immediately before the change in control, for a period of three years following the change in control.

         Under the terms of these agreements, as amended in 2001, if Hercules or its successor terminates the executive (within the three year period following a change in control) for any reason other than cause, death or disability, or if Hercules or its successor takes actions which permit the executive to terminate his or her employment for good reason, such as diminishing the executive's responsibilities or requiring the executive to relocate, during such three year period, the executive is entitled to the following:

         o        a lump sum cash payment equal to:

                  - any unpaid prorated portion of the executive's target bonus or, if greater, the most recent bonus received by the executive;

                  - any monthly salary earned but unpaid as of the date of termination;

                  -        three times the executive's base salary and bonus;
                           and

                  - the difference between the amount the executive would be entitled to if Hercules or its successor contributed to the executive's retirement plan for up to three additional years of service (in addition to the years of service credited during the employment period) and three additional years of age and that amount the executive was actually entitled to under this plan on the date of termination;

         o        three years of continued welfare benefits and perquisites;

         o        outplacement services at a cost of up to $50,000;

         o full vesting of all stock options and restricted stock held by or previously granted to the executive; and

         o payment for any Internal Revenue Service excise taxes for "excess parachute payments" (as defined under the Internal Revenue Code).

         Dr. Joyce's change in control agreement also provides that if he terminates his employment on at least 180 days' advance notice after a change of control and, in the case of a change in control triggered by shareholder approval of a reorganization, merger, consolidation or sale described above, after consummation of that transaction, the termination will be treated as a termination for good reason, giving rise to the severance pay and benefits described above.

         The agreement entered into with Dr. Joyce does not provide for the additional pension service or age credits described above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

BENEFICIAL OWNERSHIP OF  COMMON STOCK

         The following table sets forth information, as of March 31, 2002, with respect to the beneficial ownership of Hercules common shares by

o        beneficial owners of more than five percent of Hercules common stock,

o        each Hercules director and nominee for director,

HERCULES INCORPORATED

o each of the executive officers named in the Summary Compensation Table, and

o        all directors, nominees and executive officers of Hercules as a group.

         This beneficial ownership is reported in accordance with the rules of the SEC, under which a person may be deemed to be the beneficial owner of shares if that person has or shares the power to vote or dispose of those shares or has the right to acquire beneficial ownership of those shares within 60 days (for example, through the exercise of an option). Accordingly, the shares shown in the table as beneficially owned by certain individuals may include shares owned by certain members of their respective families. Because of these rules, more than one person may be deemed to be the beneficial owner of the same shares. The inclusion of the shares shown in the table is not necessarily an admission of beneficial ownership of those shares by the person indicated.

                                                                            OPTIONS
                                                            SHARES        EXERCISABLE
                                                         Beneficially      Within 60       Restricted     Percent of
Name                                                       Owned (1)          Days         Stock Units    Shares (2)
-------------------------------------------------        --------------  ---------------  --------------  ------------
DIRECTORS AND OFFICERS
W. H. Joyce, Director and Officer (3)                           24,509                -               -             *
R. Fairbanks, Director                                          21,059           24,000           1,253             *
R. C. Flexon, Officer                                           10,682           12,280               -             *
I. J. Floyd, Officer                                            65,059          123,000               -             *
T. L. Gossage, Director and Officer (4)                        129,003        1,000,000               -
S. J. Heyman, Director                                       9,888,200                -           1,100
A. R. Hirsig, Director                                           6,554            9,000           1,100             *
E. E. Holiday, Director                                          3,999           21,000           1,376             *
R. D. Kennedy, Director                                         10,000                -           1,100             *
S. Kumar, Director                                              17,108                -           1,100             *
J. M. Lipton, Director                                          16,039                -           1,100             *
P. McCausland, Director                                         17,234           12,000           1,100             *
C. A. Rogerson, Officer                                          7,640           36,400               -             *
G. Schaffer, Director                                            2,750                -           1,100             *
P. A. Sneed, Director                                           11,925           21,000           1,253             *
M. Sonneveld, Officer                                            9,449          115,900               -             *
R. S. Troubh, Director                                          14,870                -           1,100             *
J. B. Wyatt, Director                                            4,350                -           1,100             *

   All directors and executive officers as a group          10,384,061        1,853,000          13,782

5% SHAREHOLDERS
International Specialty Products, Inc. (5)                   9,894,800                -               -           9.1
ISP Investments Inc.
ISP Opco Holdings, Inc.
C/o ISP Management Company, Inc.
1361 Alps Road
Wayne, New Jersey  07670

Mario J. Gabelli and related entities (6)                   10,395,000                -               -           9.5
C/o Gabelli Asset Management Inc.
One Corporate Center
Rye, New York  10580

T. Rowe Price Associates, Inc. (7)                           7,643,260                -               -           7.0
100 E. Pratt Street
Baltimore, Maryland  21202


HERCULES INCORPORATED

*        Less than 1% of the outstanding Hercules common shares.

1. Includes shares, as of April 1, 2002, in the Hercules Savings and Investments Plan as follows: R. C. Flexon, 711; I. J. Floyd, 1,840; C.
         A. Rogerson, 849; and M. Sonneveld, 2,736; and all directors and officers as a group, 30,907. Includes shares with restrictions and forfeiture risks as specified under the Long-Term Incentive Compensation Plan; W. H. Joyce, 24,509; R. C. Flexon, 9,971; I. J. Floyd, 38,000; C. A. Rogerson, 6,956; and M. Sonneveld, 1,683; and all directors and officers as a group, 118,766. Owners have the same voting and dividend rights as other shareholders of Hercules, but no right to sell or transfer. Included in the non-employee directors' total is a one-time equity award.

2.       Based on 109,186,602 shares outstanding on March 31, 2002.

3. Named Chief Executive Officer effective May 8, 2001 and Chairman effective July 1, 2001.

4. Retired as Chief Executive Officer on May 8, 2001 and as Chairman effective July 1, 2001.

5. Share holding as of February 28, 2002, as reported on the Form 4 filed by such shareholder.

6. Share holding as of February 14, 2002, as reported on Amendment No. 3 to the Schedule 13G filed by such shareholder.

7. Share holding as of November 19, 2001, as reported on Amendment No. 5 to the Schedule 13D filed by such shareholder.



ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

        In 2001, no director, executive officer or beneficial owner of more than five percent of Hercules' common stock had an involvement in such transactions of a nature or magnitude to require disclosure under the applicable SEC thresholds.

HERCULES INCORPORATED


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 30, 2002.

                                    HERCULES INCORPORATED

                                    By: /S/ Fred G. Aanonsen
                                       ----------------------------------------
                                    Fred G. Aanonsen
                                    Vice President and Controller
                                    (Principal Financial Officer and duly
                                    authorized signatory)
                                    April 30, 2002