Form 10-Q
period 2002-03-31
HERCULES INC
filed 2002-05-23
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002
                          Commission file number 1-496

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


         As of April 30, 2002, 109,036,756 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                     (Unaudited)
(Dollars in millions, except per share)                                      Three Months Ended March 31,
                                                                             ----------------------------
                                                                                2002            2001
                                                                                ----            ----
Net sales                                                                     $     402       $     498
Cost of sales (Note 6)                                                              243             326
Selling, general and administrative expenses                                         88             101
Research and development                                                             10              15
Goodwill and intangible asset amortization (Note 4)                                   2               7
Other operating expense, net (Note 7)                                                 5               3
                                                                              ---------       ---------
Profit from operations                                                               54              46

Interest and debt expense (Note 8)                                                   36              55
Preferred security distributions of subsidiary trusts                                15              15
Other expense, net                                                                   (4)             (2)
                                                                              ---------       ---------
Loss before income taxes and equity loss                                             (1)            (26)
Provision (benefit) for income taxes                                                  2             (10)
                                                                              ---------       ---------
Loss before equity loss                                                              (3)            (16)
Equity loss of affiliated companies, net of tax (Note 4)                             --              (3)
                                                                              ---------       ---------
Net loss from continuing operations before discontinued
     operations and cumulative effect of change in accounting principle             (3)            (19)

Discontinued operations (Note 3)
    (Loss) income from operations of discontinued business
            (including loss on disposal of $155 million)                           (120)             15
     Provision for income taxes                                                      89               6
                                                                              ---------       ---------
Net (loss) income on discontinued operations                                       (209)              9

Net loss before cumulative effect of change
          in accounting principle                                                  (212)            (10)

Cumulative effect of change in accounting principle, net of tax (Note 4)           (368)             --
                                                                              ---------       ---------
Net loss                                                                      $    (580)      $     (10)
                                                                              =========       =========

Basic and diluted (loss) earnings per share (Note 5)
     Continuing operations                                                    $   (0.03)      $   (0.17)
     Discontinued operations                                                  $   (1.92)      $    0.08
     Cumulative effect of change in accounting principle                      $   (3.37)      $       -
     Net loss                                                                 $   (5.32)      $   (0.09)
     Weighted average number of shares (millions)                                 109.0           107.9


                 See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Dollars in millions)                                                     (Unaudited)
                                                                            March 31,     December 31,
                                                                             2002            2001
                                                                             ----            ----
ASSETS
Current assets
         Cash and cash equivalents                                         $      52       $      76
         Accounts and notes receivable, net                                      318             506
         Inventories
            Finished products                                                     83             127
            Materials, supplies, and work in process                              78             106
         Deferred income taxes                                                    --              27
         Assets of business held for sale (Note 3)                             1,914              --
                                                                           ---------       ---------
         Total current assets                                                  2,445             842

Property, plant, and equipment                                                 1,866           2,234
Accumulated depreciation and amortization                                     (1,208)         (1,331)
                                                                           ---------       ---------
Net property, plant, and equipment                                               658             903

Goodwill and other intangible assets, net (Note 4)                               610           2,476
Other assets                                                                     775             828
                                                                           ---------       ---------
         Total assets                                                      $   4,488       $   5,049
                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Accounts payable                                                  $     131       $     203
         Accrued expenses                                                        515             463
         Short-term debt (Note 10)                                               205             251
         Liabilities of business held for sale (Note 3)                          280              --
                                                                           ---------       ---------
         Total current liabilities                                             1,131             917

Long-term debt (Note 10)                                                       1,984           1,959
Deferred income taxes                                                            191             334
Postretirement benefits and other liabilities                                    478             503
Commitments and contingencies (Note 12)
Company-obligated preferred securities of subsidiary trusts (Note 11)            624             624

Stockholders' equity
         Series preferred stock                                                   --              --
         Common stock (shares issued:  2002 - 159,984,444;
            2001 - 159, 984,444)                                                  83              83
         Additional paid-in capital                                              691             697
         Unearned compensation                                                  (104)           (104)
         Other comprehensive losses                                             (273)           (218)
         Retained earnings                                                     1,520           2,099
                                                                           ---------       ---------
                                                                               1,917           2,557
         Reacquired stock, at cost (shares:  2002 - 50,964,488;
           2001 - 51,196,972)                                                 (1,837)         (1,845)
                                                                           ---------       ---------
         Total stockholders' equity                                               80             712
                                                                           ---------       ---------
         Total liabilities and stockholders' equity                        $   4,488       $   5,049
                                                                           =========       =========


                 See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW

(Dollars in millions)                                                  (Unaudited)
                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   2002            2001
                                                                   ----            ----
Net cash used in operating activities of continuing
 operations                                                     $     (15)      $     (20)
                                                                ---------       ---------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                   (5)            (21)
Proceeds of investment and fixed asset disposals                       11             --
Other, net                                                             --              (2)
                                                                ---------       ---------
       Net cash provided by (used in) investing activities
         of continuing operations                                       6             (23)

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                               155             147
Long-term debt repayments                                            (178)             (3)
Change in short-term debt                                               2             (28)
Common stock issued                                                     2               8
                                                                ---------       ---------
     Net cash (used in) provided by financing activities
       of continuing operations                                       (19)            124

Net cash provided by discontinued operations                            7              27

Effect of exchange rate changes on cash                                (3)             (1)
                                                                ---------       ---------

Net (decrease) increase in cash and cash equivalents                  (24)            107
Cash and cash equivalents - beginning of period                        76              54
                                                                ---------       ---------
Cash and cash equivalents - end of period                       $      52       $     161
                                                                =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest (net of amount capitalized)                       $      22       $      38
     Preferred security distributions of subsidiary trusts             14              18
     Income taxes                                                      71               5
Non-cash investing and financing activities:
     Incentive and other employee benefit stock plan                   --               5


                 See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

                                                      (Dollars in millions)
                                                           (Unaudited)
                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2002           2001
                                                        ----           ----
Net loss                                             $    (580)     $     (10)

Foreign currency translation                               (55)           (45)
                                                     ---------      ---------
Comprehensive loss                                   $    (635)     $     (55)
                                                     =========      =========



                 See accompanying notes to financial statements.

                              HERCULES INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. These condensed consolidated financial statements of Hercules Incorporated ("Hercules" or the "Company") are unaudited, but in the opinion of management include all adjustments necessary to present fairly in all material respects Hercules' financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules' annual report on Form 10-K for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

         Pursuant to Securities and Exchange Commission ("SEC") Regulation S-X, Rule 3-10, the Company is required to provide condensed consolidating financial information on the Company and its subsidiaries in a prescribed format in all periodic reports filed with the SEC. The information necessary to present all of the required disclosures was not available in time to be included in this Form 10-Q filing. The Company is in the process of preparing the required condensed consolidating financial information and intends to file a Form 10-Q/A, which will include this information, as soon as it is available.

2. In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The Company does not believe this statement will have a material effect on its financial statements.

3. Discontinued Operations

         On April 29, 2002, Hercules completed the sale of the BetzDearborn Water Treatment Business ("Water Treatment Business") to GE Specialty Materials, a unit of General Electric Company. The sale price was $1.8 billion in cash, resulting in net after tax proceeds of approximately $1.7 billion. The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility (see Note 10). Pursuant to SFAS 144, the Water Treatment Business has been treated as a discontinued operation as of February 12, 2002, and accordingly, 2001 financial information has been restated.

         The Paper Process Chemicals Business, representing approximately one-third of the business originally acquired with BetzDearborn Inc. in 1998, was fully integrated into and continues to be reported within the Pulp and Paper Division.

         Summarized below are the results of operations for the three months ended March 31, 2002 and 2001. The loss from discontinued operations for the three months ended March 31, 2002 includes an after-tax loss on the disposal of the business of $230 million.

                                                                      (Dollars in Millions)
                                                                   Three Months Ended March 31,
                                                                       2002            2001
                                                                       ----            ----
Net Sales                                                           $     192       $     204
                                                                    ---------       ---------
Profit from operations                                                     33              16
                                                                    ---------       ---------
Income before income taxes                                                 35              15
Tax provision                                                              14               6
                                                                    ---------       ---------
Income from operations                                                     21               9
Loss from disposal of business, including taxes of $75 million           (230)             --
                                                                    ---------       ---------
(Loss) income from discontinued operations                          $    (209)      $       9
                                                                    =========       =========

         The major classes of assets and liabilities included in the consolidated balance sheet at March 31, 2002 under the captions "Assets of Business Held for Sale" and "Liabilities of Business Held for Sale" are as follows:


                              (Dollars in millions)
Assets of Business Held For Sale:
     Accounts receivables, net                 $  160
     Inventory                                     76
     Fixed assets                                 216
     Goodwill and other intangible assets       1,419
     Other assets                                  43
                                               ------
                                               $1,914
                                               ======


Liabilities of Business Held For Sale:
     Accounts payable                          $   57
     Accrued expenses                              46
     Deferred income taxes                        171
     Other liabilities                              6
                                               ------
                                               $  280
                                               ======

4. Goodwill and Other Intangible Assets

         Effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite useful lives are not amortized but instead are reviewed for impairment at least annually and written down only in periods in which it is determined that the fair value is less than the recorded value. SFAS 142 also requires the transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. The Company has identified the following reporting units: BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Resins. In connection with the Company's transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units. The Company completed its transitional impairment review of identified reporting units and recognized after tax impairment losses of $262 million in the BetzDearborn reporting unit and $87 million in the FiberVisions reporting unit as a cumulative effect of a change in accounting principle.

         In addition, an after tax impairment loss of $19 million was recognized relating to the Company's equity investment in CP Kelco, which will also have an impairment under SFAS 142. After recognition of this impairment, the carrying value for the Company's investment in CP Kelco is zero.

         The following table reflects the effect of the adoption of SFAS 142 on net income and net income per share as if SFAS 142 had been in effect for the period presented.

                                                                           (Dollars in Millions,
                                                                             except per share)
                                                                      March 31, 2002      March 31, 2001
                                                                      --------------      --------------
Net loss before cumulative effect of change in accounting principle
  As reported                                                                 $ (212)             $  (10)
  Goodwill amortization                                                           --                  12
                                                                      --------------      --------------
Adjusted net (loss)/earnings before cumulative effect of change in
  accounting principle                                                        $ (212)             $    2
                                                                      ==============      ==============

Basic net loss per share before cumulative effect of change
 in accounting principle
  As reported                                                                 $(1.95)             $(0.09)
  Goodwill amortization                                                           --                0.11
                                                                      --------------      --------------
Adjusted basic (loss)/earnings per share before cumulative
 effect of change in accounting principle                                     $(1.95)             $ 0.02
                                                                      ==============      ==============
Diluted net loss per share before cumulative effect of change in accounting principle
  As reported                                                                 $(1.95)             $(0.09)
  Goodwill amortization                                                           --                0.11
                                                                      --------------      --------------
Adjusted diluted (loss)/earnings per share before cumulative
 effect of accounting principle                                               $(1.95)             $ 0.02
                                                                      ==============      ==============
Net loss
     As reported                                                               $(580)               $(10)
     Goodwill amortization                                                        --                  12
                                                                      --------------      --------------
Adjusted net (loss)/earnings                                                   $(580)                 $2
                                                                      ==============      ==============
Basic net loss per share:
     As reported                                                              $(5.32)             $(0.09)
     Goodwill amortization                                                        --                0.11
                                                                      --------------      --------------
Adjusted basic (loss)/earnings per share                                      $(5.32)              $0.02
                                                                      ==============      ==============
Diluted net loss per share:
     As reported                                                              $(5.32)             $(0.09)
     Goodwill amortization                                                        --                0.11
                                                                      --------------      --------------
Adjusted diluted (loss)/earnings per share                                    $(5.32)              $0.02
                                                                      ==============      ==============


         Accumulated amortization for goodwill upon adoption of SFAS 142 was $185 million. The following table shows changes in the carrying amount of goodwill for the quarter ended March 31, 2002, by operating segment.

                                                        Engineered
                                        Performance      Materials
                                          Products     and Additives      Total
                                          --------     -------------      -----
(Dollars in millions)
Balance at January 1, 2002              $   1,715       $     172       $   1,887

Discontinued Operations
     BetzDearborn                            (981)             --            (981)
                                        ---------       ---------       ---------
Total Discontinued Operations                (981)             --            (981)
                                        ---------       ---------       ---------

Impairment losses
     BetzDearborn, discontinued
       operations                            (113)             --            (113)
     BetzDearborn, cumulative effect         (267)             --            (267)
     FiberVisions, cumulative effect           --             (87)            (87)
                                        ---------       ---------       ---------
Total impairment losses                      (380)            (87)           (467)
                                        ---------       ---------       ---------

Balance at March 31, 2002               $     354       $      85       $     439
                                        =========       =========       =========

         The following table provides information regarding the Company's other intangible assets with finite lives:

                                                                   (Dollars in millions)
                                                    CUSTOMER          TRADEMARKS          OTHER
                                                 RELATIONSHIPS      & TRADENAMES      INTANGIBLES          TOTAL
                                                 -------------      ------------      -----------          -----
Gross Carrying Amount
  Balance, January 1, 2002                       $       330       $       250       $       140       $       720
    Discontinued operations - BetzDearborn              (241)             (180)              (70)             (491)
    Foreign currency translation                          (1)               (1)               (1)               (3)
                                                 -----------       -----------       -----------       -----------
  Balance, March 31, 2002                                 88                69                69               226
                                                 -----------       -----------       -----------       -----------

Accumulated Amortization
  Balance, January 1, 2002                               (26)              (21)              (59)             (106)
    Current year amortization                             (1)               (1)               --                (2)
    Discontinued operations - BetzDearborn                21                16                16                53
    Foreign currency translation                          --                --                --                --
                                                 -----------       -----------       -----------       -----------
  Balance, March 31, 2002                                 (6)               (6)              (43)              (55)
                                                 -----------       -----------       -----------       -----------

Net Carrying Amount
  Balance, January 1, 2002                               304               229                81               614
    Current year amortization                             (1)               (1)               --                (2)
    Discontinued operations - BetzDearborn              (220)             (164)              (54)             (438)
    Foreign currency translation                          (1)               (1)               (1)               (3)
                                                 -----------       -----------       -----------       -----------
  Balance, March 31, 2002                        $        82       $        63       $        26       $       171
                                                 ===========       ===========       ===========       ===========

         Total amortization expense for each of the three month periods ended March 31, 2002 and 2001 for other intangible assets was $4 million and $7 million, respectively, of which $2 and $3 million, was included in income from continuing operations for the three months ended March 31, 2002 and 2001, respectively. Total goodwill amortization expense for the three months ended March 31, 2001 was $12 million, of which $4 million was included in income from continuing operations. Estimated amortization expense for 2002 and the five succeeding fiscal years is as follows: 2002 through 2006 - $9 million per year, 2007 - $8 million.

5. The following table shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted-average number of shares of dilutive potential common stock:


(In millions, except per share data)                                     Three Months Ended March 31,
                                                                         ----------------------------
                                                                      2002                          2001
                                                                      ----                          ----
                                                                            (Loss)                          (Loss)
                                                             (Loss)       earnings per      (Loss)        earnings per
                                                             income          share          income           share
                                                             ------          -----          ------           -----
BASIC AND DILUTED:
Continuing operations                                      $      (3)      $   (0.03)      $     (19)      $   (0.17)
Discontinued operations                                         (209)          (1.92)              9            0.08
Cumulative effect of change in accounting principle             (368)          (3.37)             --              --
Net loss                                                        (580)          (5.32)            (10)          (0.09)

Weighted average number of basic shares (millions)             109.0                           107.9


6. Cost and expenses include depreciation related to continuing operations of $18 million and $20 million for the three months ended March 31, 2002 and 2001, respectively.

7. Other operating expenses for the three months ended March 31, 2002 and 2001 include environmental charges of approximately $1 million and $3 million, respectively. The three months ended March 31, 2002 includes additional non-recurring restructuring charges of $4 million associated with the comprehensive cost reduction and work process redesign program announced in September 2001 (see Note 9).

8. Interest and debt costs are summarized as follows:

(Dollars in millions)  Three Months Ended March 31,
                       ----------------------------
                           2002           2001
                           ----           ----
Costs incurred          $      36      $      57
Amount capitalized             --             (2)
                        ---------      ---------
Interest expense        $      36      $      55
                        =========      =========


9. The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs of $36 million and $43 million, respectively, at March 31, 2002 and December 31, 2001. During 2001, management authorized and committed to a plan to reduce the workforce as part of the comprehensive cost reduction and work process redesign program. The Company incurred restructuring charges of $51 million, which includes charges of $46 million for employee termination benefits and $5 million for exit costs related to facility closures. During the first quarter of 2002, as a result of additional employee terminations, the estimate for severance benefits pertaining to the 2001 plan increased by $4 million. Under this plan, approximately 1,050 employees have left or will leave the Company. The plan includes reductions throughout the Company with the majority of them from support functions as well as the BetzDearborn and Pulp and Paper Divisions.

         The restructuring liabilities also include amounts relating to the 1998 plan initiated upon the acquisition of BetzDearborn and additional plans that the Company committed to in 2000 relating to the restructuring of the BetzDearborn and Pulp and Paper Divisions and corporate realignment due to the divestiture of non-core businesses. The total number of employee terminations relating to the 1998 plan is 889. The total number of employee terminations relating to the 2000 plan is 212. Actions under the 1998 and 2000 plans are complete.

         Pursuant to the 2001 plan described above, approximately 796 employees were terminated through March 31, 2002. Cash payments during the first quarter of 2002 included $11 million for severance benefits and other exit costs. Severance benefits paid during the first quarter represent the continuing benefit streams of previously terminated employees under all three plans as well as those terminated in the current year. Severance benefits were paid in accordance with the Company's standard severance pay plans, or in accordance with local practices outside the United States. A reconciliation of activity with respect to the liabilities established for these plans is as follows:


                                                               (Dollars in millions)
                                                             March 31,      December 31,
                                                             ---------      ------------
                                                                2002            2001
                                                                ----            ----
Balance at beginning of year                                 $      43       $      34
  Additional termination benefits and other exit costs               4              51
  Cash payments                                                    (11)            (25)
  Reversals against goodwill                                        --             (10)
  Reversals against earnings                                        --              (7)
                                                             ---------       ---------
Balance at end of period                                     $      36       $      43
                                                             =========       =========


         The balance at the end of the period represents severance benefits and other exit costs of which $28 million pertains to the 2001 restructuring plan, $5 million pertains to the 1998 BetzDearborn plan and $3 million relates to other restructuring plans initiated in 2000.

10. A summary of short-term and long-term debt follows:

                                           (Dollars in millions)
                                          March 31,    December 31,
                                            2002           2001
                                            ----           ----
SHORT-TERM:
Banks                                     $      11      $       9
Current maturities of long-term debt            194            242
                                          ---------      ---------
                                          $     205      $     251
                                          =========      =========

         At March 31, 2002, the Company had $39 million of unused lines of credit that may be drawn as needed. Lines of credit in use at March 31, 2002, were $11 million.

                                                                      (Dollars in millions)
                                                                    March 31,      December 31,
                                                                      2002            2001
                                                                      ----            ----
LONG-TERM:
6.60% notes due 2027                                                $     100       $     100
6.625% notes due 2003                                                     125             125
11.125% senior notes due 2007                                             400             400
8% convertible subordinated debentures due 2010                             3               3
Term loan tranche A due in varying amounts through 2003                   436             543
Term loan tranche D due 2005                                              370             372
Revolving credit agreement due 2003                                       605             516
ESOP debt                                                                  83              84
Term notes at various rates from 5.23% to 9.60% due in varying
  amounts through 2006                                                     49              52
Other                                                                       7               6
                                                                    ---------       ---------
                                                                    $   2,178       $   2,201
Current maturities of long-term debt                                     (194)           (242)
                                                                    ---------       ---------
Net long-term debt                                                  $   1,984       $   1,959
                                                                    =========       =========

         In 1998, the Company entered into a $3,650 million credit facility with a syndicate of banks which includes varying maturity term loans totaling $2,750 million, of which $436 million was outstanding at March 31, 2002. In addition, the facility includes a $900 million revolving credit agreement, of which $605 million was outstanding at March 31, 2002. As of March 31, 2002, $295 million of the multi-currency revolver was available for use, however, the Company's incremental borrowing capacity was approximately $61 million. Actual availability under the revolving credit agreement is constrained by the Company's ability to meet covenants in its senior credit facility.

         Both the Company's senior credit facility and its ESOP credit facility require quarterly compliance with certain financial covenants, including a debt/EBITDA ratio ("leverage ratio"), an interest coverage ratio and minimum net worth. Effective March 6, 2002, the facilities were amended to (i) modify certain financial covenants (ii) change the mandatory prepayment provisions;
(iii) permit the reorganization of the Company in order to effect the separation of the Water Treatment Business; and (iv) permanently reduce the revolving committed amount under the credit facility to $200 million. The amendment to the credit facility also included provisions that became effective upon the consummation of the sale of the Water Treatment Business and the prepayment of the credit facility, which occurred on April 29, 2002. These additional provisions include the following: (i) the release of the subsidiary stock pledged to the collateral agent; (ii) the elimination of the requirement that stock of any additional subsidiaries be pledged in the future; and (iii) the revision of the permitted amount of asset purchases and dispositions.

         The Company used the net proceeds of approximately $1.7 billion from the sale of the Water Treatment Business (see Note 3) to permanently reduce long-term debt, repaying in full the following borrowings: Term Loan Tranche A, Term Loan Tranche D, the Revolving Credit Agreement and the ESOP credit facility. A portion of the net proceeds ($73 million) was used to collateralize the Company's outstanding letters of credit.

         Effective with the consummation of the sale of the Water Treatment Business and the application of the net proceeds, the revolving credit facility was permanently reduced from $900 million to $200 million. Of the $200 million revolving credit facility, $170 million can be used for multi-currency denominated borrowings and $30 million is restricted to U.S. dollar-denominated debt. The amendment also resulted in the cancellation of the Canadian revolving credit facility. In addition, as a result of these repayments, in the second quarter of 2002 the Company will recognize an extraordinary loss of approximately $45 million.

11. Company-obligated Preferred Securities of Subsidiary Trusts consists of:

                                                   (Dollars in millions)
                                                 March 31,     December 31,
                                                    2002           2001
                                                    ----           ----
9.42% Trust Originated Preferred Securities      $     362      $     362
6 1/2% CRESTS Units                                    262            262
                                                 ---------      ---------
                                                 $     624      $     624
                                                 =========      =========

12. Commitments and Contingencies

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

         Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for the investigation and cleanup is between $80 million and $254 million. The Company believes that the actual cost will more likely approximate $80 million based on its estimation methods and prior experience. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30.

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

         At March 31, 2002, the accrued liability of $80 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules, and the resolution of any of these matters during a specific period could have a material effect on the quarterly or annual results of that period.

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

         The Company has estimated and, therefore, recorded a gross liability for asbestos-related matters in its March 31, 2002 balance sheet of $80 million. The Company believes that it is probable that $63 million of that amount will be funded by or recovered from insurance carriers. Accordingly, the Company has recorded an asset in this amount in its March 31, 2002 balance sheet.

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

         In August 1999, the Company was sued in an action styled as Cape Composites, Inc. v. Mitsubishi Rayon Co., Ltd., Case No. 99-08260 (U.S. District Court, Central District of California), one of a series of similar purported class action lawsuits brought on behalf of purchasers (excluding government purchasers) of carbon fiber and carbon prepreg in the United States from the named defendants from January 1, 1993 through January 31, 1999. The lawsuits were brought following published reports of a Los Angeles federal grand jury investigation of the carbon fiber and carbon prepreg industries. In these lawsuits, plaintiffs allege violations of Section 1 of the Sherman Antitrust Act for alleged price fixing. In September 1999, these lawsuits were consolidated by the Court into a case captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California), with all related cases ordered dismissed. This lawsuit is in the early stages of motion practice and discovery. On March 11, 2002, the Court tentatively granted plaintiffs' Motion to Certify Class. That Order was made final on May 2, 2002. The Company is named in connection with its former Composites Products Division, which was sold to Hexcel Corporation in 1996, has denied liability and will vigorously defend this action.

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

         By letter dated April 22, 2002, the Company and others were placed on notice of a potential consumer class action which may be filed in Massachusetts alleging damages relating to the alleged price fixing of carbon fiber. No action, however, has yet been filed. Further, the Company has learned that in early April 2002, the US District Court for the Southern District of California unsealed an action captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al. (Civil Action No. 99 CV 1557 JM JAH). That action had been filed under seal in 1999, and is a "False Claims" action brought pursuant to the False Claims Act (31 U.S.C. Section 729 et seq.). In that action, the Relators, in the name of the United States Government, allege the same price fixing activities which are the subject of the above-described actions. The Relators then allege that those alleged price fixing activities resulted in inflated prices being charged by the defendant carbon fiber manufacturers to the defendant defense contractors, who, in turn, submitted claims for payment to the United States Government under various government contracts. It is alleged that those claims for payment were "false claims" because the prices charged for the carbon fiber and carbon prepreg were "fixed" contrary to the laws of the United States. The Company has not yet been served with process in this action.

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

         In 1999, the Company was sued by Hexcel Corporation (Hexcel) in a case captioned Hexcel Corporation v. Hercules Incorporated, Index No. 602293/99, Supreme Court of New York, County of New York. In that case, Hexcel sought recovery of a total of approximately $8,422,000 (plus interest) in alleged "post-closing" adjustments to the purchase price paid by Hexcel for Hercules' former Composite Products Division. The basis for these alleged "adjustments" derive from the Sale and Purchase Agreement between Hercules and Hexcel dated as of April 15, 1996. In June 2000, the Court granted Hexcel's motion for summary judgment as to liability, finding the Company liable to Hexcel on technical grounds, but reserved ruling on the amount of damages. The Court then referred the damages determination to a Special Referee. In January 2001, the Special Referee issued a report, recommending that the Company be found liable to Hexcel for a total of approximately $7,300,000 plus interest, costs and expenses. In February 2001, Hexcel moved to confirm the Special Referee's Report and the Company moved to confirm in part and reject in part the Special Referee's Report. The Company specifically challenged the majority of the Special Referee's findings, and argued that a $2,000,000 indemnity "basket" established by the terms of the April 1996 Sale and Purchase Agreement should apply, reducing any award to Hexcel by $2,000,000. In May 2001, the Court accepted the Special Referee's Report and rejected the Company's position. As a result, judgment was entered against the Company in the amount of $10,219,685, which included pre-judgment interest, costs and expenses. The Company appealed to the Supreme Court, Appellate Division, First Department. On February 5, 2002, the Supreme Court of New York, Appellate Division, First Department, affirmed the decision of the trial court, entering judgment in favor of Hexcel in the full amount. Interest continues to accrue. The Company continues to believe that the decision of the trial and intermediate appellate courts is incorrect, and has filed a Motion for Reargument or for Leave to Appeal to the Court of Appeals. That motion was denied on March 19, 2002. On April 8, 2002, Hercules filed a motion for Leave to Appeal to the New York Court of Appeals directly with the Court of Appeals. The granting of a motion for an appeal to the Court of Appeals is discretionary and there can be no assurance that it will be granted. In addition to the foregoing, in October 2000, Hexcel brought an action against Hercules to compel arbitration to determine the proper "Working Capital Adjustment" under the terms of the Sale and Purchase Agreement. Hexcel claimed it was owed approximately $1,500,000, while the Company claimed that it was owed approximately $129,000. In late 2001, this matter was submitted to binding arbitration. In December 2001, the arbitrator found in the Company's favor and awarded damages to the Company of $129,000.

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

         At March 31, 2002, the consolidated balance sheet reflects a current liability of approximately $52 million and a long-term liability of approximately $51 million for litigation and claims. These amounts represent management's best estimate of the probable and reasonably estimable losses related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

13. Segment Information

         Upon the decision to divest the Water Treatment Business, the Company realigned its reportable segments. The new reportable segments are Performance Products and Engineered Materials and Additives. The Performance Products segment is comprised of the Pulp and Paper Division and the Aqualon Division; the Engineered Materials and Additives segment is composed of FiberVisions and the Rosin and Terpenes Division.

                                                   (Dollars in millions)
                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2002        2001 (a)
                                                    ----        --------
Net Sales:
     Performance Products                        $     327       $     334
     Engineered Materials and Additives (b)             75             164
                                                 ---------       ---------
            Consolidated                         $     402       $     498
                                                 =========       =========

Profit from Operations:
    Performance Products                         $      58       $      38
    Engineered Materials and Additives (b)               3              13
    Reconciling Items (c)                               (7)             (5)
                                                 ---------       ---------
            Consolidated                         $      54       $      46
                                                 =========       =========

    (a) Net sales and Profit from operations in 2001 have been reclassified to conform to the current year presentation. As discussed above, the reportable segments of the Company have been realigned subsequent to the sale of the BetzDearborn Water Treatment Business. In addition, substantially all the reconciling items have been allocated to the segments. The reconciling items primarily include corporate expenses and intangible asset amortization.

    (b) Net sales and Profit from operations in 2001 include the results of hydrocarbon resins, select rosin resins and the peroxy chemicals businesses which were divested in May 2001.

    (c) Reconciling items for the three months ended March 31, 2002 include restructuring charges and other corporate costs not allocated to the businesses. Reconciling items for the three months ended March 31, 2001 include environmental costs and other corporate costs not allocated to the businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, "quarter" and "three-month period" refer to the first quarter of 2002 and the three months ended March 31, 2002. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

The tables below reflect Net sales and Profit from operations for the three months ended March 31, 2002 and 2001.

         On April 29, 2002, the Company completed the sale of its BetzDearborn Water Treatment Business ("Water Treatment Business"). Accordingly, the Water Treatment Business has been treated as a discontinued operation. Following the divestiture, the Company realigned its reportable segments. The new reportable segments are Performance Products, consisting of the Pulp and Paper and Aqualon Divisions, and Engineered Materials and Additives, consisting of the FiberVisions and Rosin and Terpenes Divisions. In addition, substantially all reconciling items have been allocated to the segments. The reconciling items primarily include corporate expenses and goodwill and intangible asset amortization. Results of operations for 2001 have been restated to conform to the current year presentation.

         Effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company ceased amortization of goodwill and other indefinite lived intangible assets. Goodwill amortization totaled $12 million in the quarter ended March 31, 2001, of which approximately $4 million related to continuing operations and $8 million related to discontinued operations.

         In May 2001, the Company completed divestitures of its hydrocarbon resins business, select portions of its rosin resins business, and its peroxy chemicals business (the "Resins Divestitures").

                                                                            (Dollars in millions)
                                                                                              Add Back of
                                                              Non-Recurring    Divested         Goodwill
                                                 Reported         Items       Businesses      Amortization      Total
                                                 --------         -----       ----------      ------------      -----
THREE MONTHS ENDED MARCH 31, 2002:

Net Sales by Industry Segment
   Performance Products                         $     327       $      --      $      --       $      --      $     327
   Engineered Materials and Additives                  75              --             --              --             75
   Reconciling Items                                   --              --             --              --             --
                                                ---------       ---------      ---------       ---------      ---------
     Total                                      $     402       $      --      $      --       $      --      $     402
                                                =========       =========      =========       =========      =========

Profit from Operations by Industry Segment
   Performance Products                         $      58       $      --      $      --       $      --      $      58
   Engineered Materials and Additives                   3              --             --              --              3
   Reconciling Items                                   (7)              2             --              --             (5)
                                                ---------       ---------      ---------       ---------      ---------
     Total                                      $      54       $       2      $      --       $      --      $      56
                                                =========       =========      =========       =========      =========

THREE MONTHS ENDED MARCH 31, 2001:

Net Sales by Industry Segment
   Performance Products                         $     334       $      --      $      --       $      --      $     334
   Engineered Materials and Additives                 164              --            (82)             --             82
   Reconciling Items                                   --              --             --              --             --
                                                ---------       ---------      ---------       ---------      ---------
     Total                                      $     498       $      --      $     (82)      $      --      $     416
                                                =========       =========      =========       =========      =========

Profit from Operations by Industry Segment
   Performance Products                         $      38       $      --      $      --       $       3      $      41
   Engineered Materials and Additives                  13              --             (6)              1              8
   Reconciling Items                                   (5)              1             --              --             (4)
                                                ---------       ---------      ---------       ---------      ---------
     Total                                      $      46       $       1      $      (6)      $       4      $      45
                                                =========       =========      =========       =========      =========

         Consolidated net sales decreased $96 million, or 19%, and profit from operations increased $8 million, or 17%, versus 2001. The decline in net sales primarily reflects the effects of the Resins Divestitures. Unfavorable foreign currency exchange translation, principally due to the weaker Euro, contributed approximately $9 million to the decrease in net sales. In addition, FiberVisions net sales decreased approximately 11% largely driven by contractual customer pass through of lower polypropylene costs. The improvement in profit from operations is due primarily to the cost reductions generated by the work process redesign programs. Prospectively, the Company anticipates normal seasonal pickup in its businesses in the second quarter, however, demand in the underlying markets for these businesses remains weak. The Company expects that earnings improvements will be generated primarily by continued cost savings realized from the implementation of work process improvements.

         In the Performance Products segment, net sales were down 2% while profit from operations increased 52%. In the Pulp and Paper Division, net sales declined 2% and profit from operations improved 31%. The sales decline in Pulp and Paper resulted from lower volumes and unfavorable exchange translation. Excluding goodwill amortization from first quarter 2001 results, current year profit from operations improved in Pulp and Paper 13% over the same period last year due to cost improvements and favorable sales mix. In the Aqualon Division, net sales declined 3% and profit from operations improved 74%. Excluding the impact of the weaker Euro, net sales were flat in the first quarter versus the first quarter 2001. The increase in profit from operations was driven by lower manufacturing costs and favorable volume mix.

         In the Engineered Materials and Additives segment, excluding divested businesses, net sales declined 9% and profit from operations declined $5 million, or 57%. In the FiberVisions Division, net sales declined 11% and profit from operations declined 52%. Lower sales in the quarter were largely driven by contractual customer pass through of lower polypropylene costs. The unfavorable variance in profit from operations versus the first quarter 2001 is largely due to an accrual reversal favorably benefiting the first quarter 2001. Excluding divested businesses, Rosin and Terpenes net sales were essentially flat and profit from operations declined about $1 million.

         Interest and debt expense and preferred security distributions of subsidiary trusts decreased $19 million, primarily due to lower outstanding debt balances, reflecting the application of proceeds from 2001 assets sales, and lower interest costs. The Company used proceeds from asset sales to reduce debt balances by approximately $336 million in 2001. Following the sale of the Water Treatment Business, the Company expects interest expense to be reduced by approximately $20 million per quarter.

         Other expense, net increased $2 million due to lower interest income and higher miscellaneous charges.

         The effective tax rate for the quarter for continuing operations was 200% versus 40% for the same period 2001. The anticipated tax rate for 2002 is 45%. The rate for the 2002 quarter is unfavorably impacted by a lower pre-tax loss from continuing operations.

DISCONTINUED OPERATIONS

         On April 29, 2002, Hercules completed the sale of the Water Treatment Business to GE Specialty Materials, a unit of General Electric Company. The sale price was $1.8 billion in cash, resulting in net after tax proceeds of approximately $1.7 billion. The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility (see Note 10). Pursuant to SFAS 144, the Water Treatment Business has been treated as a discontinued operation as of February 12, 2002, and accordingly, 2001 financial information has been restated. The loss from discontinued operations for the three months ended March 31, 2002 includes an after-tax loss on the disposal of the business of $230 million.

         The Paper Process Chemicals Business, representing approximately one-third of the business of BetzDearborn Inc. originally acquired in 1998, was fully integrated into and continues to be reported within the Pulp and Paper Division.

ADOPTION OF SFAS NO. 142

         The Company implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") during the first quarter 2002. Under the provisions of this standard, goodwill and intangible assets with indefinite useful lives are not amortized but instead are reviewed for impairment at least annually and written down only in periods in which it is determined that the fair value is less than the recorded value. In connection with the Company's transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units. The Company recognized after tax impairment charges of $262 million in the BetzDearborn reporting unit and $87 million in the FiberVisions reporting unit. In addition, an after tax impairment charge of $19 million was recognized for the Company's equity investment in CP Kelco. After recognition of this impairment charge, the Company's book carrying value in CP Kelco is zero.

FINANCIAL CONDITION

         Liquidity and Financial Resources: Net cash used in continuing operations was $15 million for the first quarter 2002 compared to cash used in continuing operations of $20 million in the first quarter 2001. The increase primarily reflects lower working capital requirements and a lower net loss offset by less depreciation and amortization. Current and quick ratios, excluding assets and liabilities of business held for sale, have decreased to ..62 and .43, respectively, at March 31, 2002, compared with .92 and .66, respectively, at December 31, 2001. As of March 31, 2002, the Company has $295 million available under its revolving credit agreement and $39 million of short-term lines of credit. The Company's incremental borrowing capacity at March 31, 2002 was $61 million. The Company expects to meet short-term cash requirements from operating cash flow and availability under lines of credit. However, actual availability is constrained by the Company's ability to meet covenants in its senior credit facility. Future compliance with debt covenants is dependent upon generating sufficient EBITDA and cash flow which are, in turn, impacted by business performance, economic climate, competitive uncertainties and possibly the resolution of contingencies.

         Effective March 6, 2002, the Company amended its senior credit facility and ESOP credit facility to (i) modify certain financial covenants; (ii) change the mandatory prepayment provisions; (iii) permit the reorganization of the Company in order to effect the separation of the Water Treatment Business; and
(iv) permanently reduce the revolving committed amount under the credit facility to $200 million. The amendment to the credit facilities also included provisions that became effective upon the consummation of the sale of the Water Treatment Business and the prepayment of the credit facility, both of which were completed on April 29, 2002. These additional provisions include the following: (i) the release of the subsidiary stock pledged to the collateral agent; (ii) the elimination of the requirement that stock of any additional subsidiaries be pledged in the future; and (iii) the revision of the permitted amount of asset purchases and dispositions. The Company used the net proceeds of approximately $1.7 billion from the Water Treatment Business sale to permanently reduce long-term debt, repaying in full the following borrowings: Term Loan Tranche A, Term Loan Tranche D, the Revolving Credit Agreement and the ESOP credit facility. A portion of the net proceeds ($73 million) was used to collateralize the Company's outstanding letters of credit. The revolving credit facility was permanently reduced from $900 million to $200 million. Of the $200 million revolving credit facility, $170 million can be used for multi-currency denominated borrowings and $30 million is restricted to U.S. dollar-denominated debt. The amendment also resulted in the cancellation of the Canadian revolving credit facility. In addition, as a result of these repayments, in the second quarter of 2002 the Company will recognize an extraordinary loss of approximately $45 million.

         Capital Structure and Commitments: Total capitalization (stockholders' equity, Company obligated preferred securities of subsidiary trusts and debt) decreased to $2.9 billion at March 31, 2002, from $3.5 billion at year-end 2001. The ratio of debt-to-total capitalization increased to 76% at March 31, 2002 from 62% at December 31, 2001. After the application of the proceeds from the Water Treatment Business sale, the debt-to-total capitalization ratio was approximately 50% at March 31, 2002.


RISK FACTORS

         Market Risk - Fluctuations in interest and foreign currency exchange rates affect the Company's financial position and results of operations. The Company uses several strategies from time to time to actively hedge interest rate and foreign currency exchange rate exposure and minimize the effect of such fluctuations on reported earnings and cash flow. Sensitivity of the Company's financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The market values for interest rate risk are calculated by utilizing a third-party software model that utilizes standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

         The Company's derivative and other financial instruments subject to interest rate risk consist of debt instruments, interest rate swaps and currency swaps. At March 31, 2002, net market value of these combined instruments was a liability of $2.7 billion. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their current levels, with all other variables held constant. A 100-basis point increase in interest rates at March 31, 2002 would result in a $67 million decrease in the net market value of the liability. A 100-basis point decrease in interest rates at March 31, 2001 would result in an $72 million increase in the net market value of the liability.

         The Company's financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of $.5 million at March 31, 2002. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at March 31, 2002 would result in an $8 million increase in the net asset position, while a 10% weakening of the dollar versus all currencies would result in a $10 million decrease in the net asset position.

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

         Environmental Litigation - Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $80 million and $254 million. The Company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected (see Note 12 in Notes to Financial Statements).

         Environmental remediation expenses are funded from internal sources of cash. Such expenses are not expected to have a significant effect on the Company's ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows.

         Other Litigation - Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage and personal injury matters. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period (see Note 12 in Notes to Financial Statements).


FORWARD-LOOKING STATEMENT

         This quarterly report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on reasonable assumptions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: inability to generate cash and reduce debt, the result of the pursuit of strategic alternatives, ability to execute work process redesign and reduce costs, business climate, business performance, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, or the inability to eliminate or reduce such financial exposures by collecting indemnity payments from insurers, and adverse changes in economic and political climates around the world. Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements. As appropriate, additional factors are contained in other reports filed with the Securities and Exchange Commission. This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change.


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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.


                  For information related to Legal Proceedings, see Notes to Financial Statements.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                  No matter was submitted to a vote of security holders during the first quarter 2002, through the solicitation of proxies or otherwise.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits.

                  Please see the exhibits listed on the Exhibit Index.

         (b)      Reports on Form 8-K.


                 Date of Report         Item No.      Financial Statements Included
                 --------------         --------      -----------------------------
                  February 12, 2002         5,7                     No

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HERCULES INCORPORATED




                                        By:  /s/ Stuart C. Shears
                                             ----------------------------------
                                             Stuart C. Shears
                                             Vice President and Treasurer
                                             (Principal Financial Officer and
                                             duly authorized signatory)
                                             May 23, 2002




                                        By:  /s/ Fred G. Aanonsen
                                             ----------------------------------
                                             Fred G. Aanonsen
                                             Vice President and Controller
                                             (Principal Accounting Officer and
                                             duly authorized signatory)
                                             May 23, 2002

                                EXHIBIT INDEX


Number            Exhibit
------            -------
10.1              Eighth Amendment with respect to Note Purchase Agreement,
                  dated as of March 6, 2002, among Hercules Incorporated,
                  Putnam Fiduciary Trust Company, and The Prudential Insurance
                  Company of America.