Form 10-Q
period 2002-06-30
HERCULES INC
filed 2002-08-19
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002
                          Commission file number 1-496


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

           Yes:  X    No:
               -----     -----

           As of July 31, 2002, 109,201,778 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                              (Unaudited)                   (Unaudited)
(Dollars in millions, except per share)                               Three Months Ended June 30,     Six Months Ended June 30,
                                                                      ---------------------------     -------------------------
                                                                          2002           2001           2002           2001
                                                                          ----           ----           ----           ----
Net sales                                                                $  437         $  459         $  839         $  957
Cost of sales (Note 6)                                                      267            294            510            620
Selling, general and administrative expenses                                 84            107            172            208
Research and development                                                     11             14             21             29
Goodwill and intangible asset amortization (Note 4)                           3              6              5             13
Other operating expense (income), net (Note 7)                               19            (65)            24            (62)
                                                                         ------         ------         ------         ------

Profit from operations                                                       53            103            107            149

Interest and debt expense (Note 8)                                           25             53             61            108
Preferred security distributions of subsidiary trusts                        14             14             29             29
Other (expense) income, net (Note 9)                                        (45)             4            (49)             2
                                                                         ------         ------         ------         ------

(Loss) income before income taxes and equity loss                           (31)            40            (32)            14
(Benefit) provision for income taxes                                         (9)            25             (7)            15
                                                                         ------         ------         ------         ------

(Loss) income before equity income (loss)                                   (22)            15            (25)            (1)
Equity income (loss) of affiliated companies, net of tax                      1             (1)             1             (4)
                                                                         ------         ------         ------         ------
Net(loss) income from continuing operations before discontinued
   operations and cumulative effect of change
   in accounting principle                                                  (21)            14            (24)            (5)
Discontinued operations (Note 3)
   Income (loss) from operations of discontinued
   business (including loss on disposal of $155 million in the
   six months ended June 30, 2002)                                           16             27           (104)            42
   Provision for income taxes                                                 6             18             95             24
                                                                         ------         ------         ------         ------
Net income (loss) on discontinued operations                                 10              9           (199)            18
                                                                         ------         ------         ------         ------

Net (loss) income before cumulative effect of change
   in accounting principle                                                  (11)            23           (223)            13

Cumulative effect of change in accounting principle,
   net of tax, (Note 4)                                                      --             --           (368)            --
                                                                         ------         ------         ------         ------


Net (loss) income                                                        $  (11)        $   23         $ (591)        $   13
                                                                         ======         ======         ======         ======

Basic and diluted (loss) earnings per share (Note 5)
     Continuing operations                                               $(0.19)        $ 0.13         $(0.22)        $(0.04)
     Discontinued operations                                             $ 0.09         $ 0.08         $(1.83)        $ 0.16
     Cumulative effect of change in accounting principle                 $   --         $   --         $(3.37)        $   --
     Net (loss) income                                                   $(0.10)        $ 0.21         $(5.42)        $ 0.12
     Weighted average number of shares - basic (millions)                 109.0          108.1          109.0          108.2
     Weighted average number of shares - diluted (millions)               109.0          108.3          109.0          108.4


                 See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET

(Dollars in millions)                                                      (Unaudited)
                                                                             June 30,      December 31,
                                                                               2002            2001
                                                                               ----            ----
ASSETS
Current assets
     Cash and cash equivalents                                               $    72         $    76
     Accounts and notes receivable, net                                          373             506
     Inventories
        Finished products                                                         82             127
        Materials, supplies, and work in process                                  81             106
     Deferred income taxes                                                        --              27
                                                                             -------         -------
     Total current assets                                                        608             842

Property, plant, and equipment                                                 1,927           2,234
Accumulated depreciation and amortization                                     (1,257)         (1,331)
                                                                             -------         -------
Net property, plant, and equipment                                               670             903

Goodwill and other intangible assets, net (Note 4)                               631           2,476
Other assets                                                                     815             828
                                                                             -------         -------
     Total assets                                                            $ 2,724         $ 5,049
                                                                             =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                        $   148         $   203
     Accrued expenses                                                            388             463
     Short-term debt (Note 11)                                                   141             251
                                                                             -------         -------
     Total current liabilities                                                   677             917

Long-term debt (Note 11)                                                         545           1,959
Deferred income taxes                                                            202             334
Postretirement benefits and other liabilities                                    470             503
Commitments and contingencies (Note 13)
Company-obligated preferred securities of subsidiary trusts (Note 12)            624             624

Stockholders' equity
     Series preferred stock                                                       --              --
     Common stock (shares issued:  2002 - 159,984,444;
        2001 - 159, 984,444)                                                      83              83
     Additional paid-in capital                                                  688             697
     Unearned compensation                                                      (104)           (104)
     Other comprehensive losses                                                 (137)           (218)
     Retained earnings                                                         1,508           2,099
                                                                             -------         -------
                                                                               2,038           2,557
     Reacquired stock, at cost (shares:  2002 - 50,832,374;
       2001 - 51,196,972)                                                     (1,832)         (1,845)
                                                                             -------         -------
     Total stockholders' equity                                                  206             712
                                                                             -------         -------
     Total liabilities and stockholders' equity                              $ 2,724         $ 5,049
                                                                             =======         =======

                 See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW


(Dollars in millions)                                                                       (Unaudited)
                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                          2002       2001
                                                                                          ----       ----
Net cash used in operating activities of continuing operations                            (303)       (16)
                                                                                          ----       ----

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                                       (13)       (37)
Proceeds of investment and fixed asset disposals                                         1,811        346
Other, net                                                                                   4         (1)
                                                                                          ----       ----
       Net cash provided by investing activities of continuing operations                1,802        308

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                                                    250        147
Long-term debt repayments                                                               (1,770)      (434)
Change in short-term debt                                                                   (8)       (92)
Common stock issued                                                                          4         12
                                                                                          ----       ----
     Net cash (used in) financing activities of continuing operations                   (1,524)      (367)

Net cash provided by discontinued operations                                                25         64

Effect of exchange rate changes on cash                                                     (4)        (2)
                                                                                          ----       ----

Net decrease in cash and cash equivalents                                                   (4)       (13)
Cash and cash equivalents - beginning of period                                             76         54
                                                                                          ----       ----
Cash and cash equivalents - end of period                                                  $72        $41
                                                                                          ====       ====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest (net of amount capitalized)                                                   66         64
     Preferred security distributions of subsidiary trusts                                  29         32
     Income taxes                                                                          133         10
Non-cash investing and financing activities:
     Incentive and other employee benefit stock plan                                        --          7

                 See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)                          (Unaudited)                         (Unaudited)
                                        Three Months Ended June 30,          Six Months Ended June 30,
                                        ---------------------------          -------------------------
                                            2002         2001                    2002         2001
                                            ----         ----                    ----         ----
Net (loss) income                          $ (11)        $ 23                   $(591)        $ 13
Foreign currency translation                  33          (21)                    (22)         (66)
Reclassification adjustment for
   loss included in net (loss) income        103           --                     103           --
                                            ----         ----                   -----         ----
Comprehensive income (loss)                $ 125        $   2                   $(510)        $(53)
                                            ====         ====                   =====         ====

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

         Pursuant to SEC Regulation S-X, Rule 3-16, the Company was required to provide separate company stand-alone audited financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for certain subsidiaries whose stock was pledged as collateral and constituted a substantial portion of the collateral for the Company's registered debt (the "Collateral Audits"). The information necessary to present all of the required Collateral Audits was not available in time to be included in the Form 10-K filing. The Company is in the process of preparing the required Collateral Audits and intends to file a Form 10-K/A, which will include this information, as soon as it is available. Until these Collateral Audits are filed, the Company will not have any registration statements or post-effective amendments to registration statements declared effective, and can not make offerings under effective registration statements. The stock pledges were released on April 29, 2002 (see Note 11). As a result, based on the Company's current debt structure, separate company stand-alone audited financial statements will not be required in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2002.


2. In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company is in the process of evaluating the impact of this standard, but it does not believe it will have a material effect on its financial statements.

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The Company has elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses from the Extinguishment of Debt" ("SFAS 4"). Accordingly, the prepayment penalties and the write-off of debt issuance costs relating to the April 2002 debt repayment (see Note 11) are reported in net
(loss) income from continuing operations. Under SFAS 4, the majority of these costs would have been reported as an extraordinary loss in the Consolidated Statement of Operations.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring)". SFAS 146 defines the timing of the recognition of costs associated with exit or disposal activities, the types of costs that may be recognized and the methodology for calculating the fair value of such costs. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe this statement will have a material effect on its financial statements.

3.       Discontinued Operations

         On April 29, 2002, the Company completed the sale of the BetzDearborn Water Treatment Business (the "Water Treatment Business") to GE Specialty Materials, a unit of General Electric Company. The sale price was $1.8 billion in cash, resulting in net after tax proceeds of approximately $1.7 billion. The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility (see Note 11). Pursuant to SFAS 144, the Water Treatment Business has been treated as a discontinued operation as of February 12, 2002, and accordingly, 2001 financial information has been restated.

         The Paper Process Chemicals Business, representing approximately one-third of the business originally acquired with BetzDearborn Inc. in 1998, was fully integrated into and continues to be reported within the Pulp and Paper Division.

         Summarized below are the results of operations for the three and six months ended June 30, 2002 and 2001. The loss from discontinued operations for the three and six months ended June 30, 2002 includes an after-tax loss on the disposal of the business of $0 and $230 million, respectively.

(Dollars in millions)                        Three Months Ended June 30,   Six Months Ended June 30,
                                                 2002(1)     2001              2002(1)      2001
                                                 ----        ----             -----         ----
Net Sales                                         $77        $211             $ 269         $415
                                                  ---        ----             -----         ----
Profit from operations                             16          26                49           42
                                                  ---        ----             -----         ----
Income before income taxes                         16          27                51           42
Tax provision                                       6          18                20           24
                                                  ---        ----             -----         ----
Income from operations                             10           9                31           18
Loss from disposal of business, including
  taxes of $0 and $75 million                      --          --              (230)          --
                                                  ---        ----             -----         ----
Income (loss) from discontinued operations        $10        $  9             $(199)        $ 18
                                                  ===        ====             =====         ====

(1) Results of operations for the respective periods are through April 28, 2002.


4.       Goodwill and Other Intangible Assets

         Effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite useful lives are not amortized but instead are reviewed for impairment at least annually and written down only in periods in which it is determined that the fair value is less than the recorded value. SFAS 142 also requires the transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. The Company has identified the following reporting units: BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Resins. In connection with the Company's transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units. In the first quarter of 2002, the Company completed its transitional impairment review of identified reporting units and recognized after tax impairment losses of $262 million in the BetzDearborn reporting unit and $87 million in the FiberVisions reporting unit as a cumulative effect of a change in accounting principle.

         In addition, an after tax impairment loss of $19 million was recognized in the first quarter of 2002 relating to the Company's equity investment in CP Kelco, which will also have an impairment under SFAS 142. After recognition of this impairment, the carrying value for the Company's investment in CP Kelco is zero.

         The following table reflects the effect of the adoption of SFAS 142 on net (loss) income and net (loss) earnings per share as if SFAS 142 had been in effect for the periods presented.

(Dollars in millions, except per share)                               Three Months Ended June 30,    Six Months Ended June 30,
                                                                           2002           2001          2002            2001
                                                                           ----           ----          ----            ----
Net (loss) income before cumulative effect of change in
accounting principle:
     As reported                                                         $   (11)       $    23       $  (223)        $    13
     Goodwill amortization                                                    --             13            --              25
                                                                         -------        -------       -------         -------
Adjusted net (loss) income before cumulative effect of change in
accounting principle                                                     $   (11)       $    36       $  (223)        $    38
                                                                         =======        =======       =======         =======

Basic net (loss) earnings per share before cumulative effect of change in accounting principle:
     As reported                                                         $ (0.10)       $  0.21       $ (2.05)        $  0.12
     Goodwill amortization                                                    --           0.12            --            0.23
                                                                         -------        -------       -------         -------
Adjusted basic (loss) earnings per share before cumulative effect
of change in accounting principle                                        $ (0.10)       $  0.33       $ (2.05)        $  0.35
                                                                         =======        =======       =======         =======

Diluted net (loss) earnings per share before cumulative effect of change in accounting principle:
     As reported                                                         $ (0.10)       $  0.21       $ (2.05)        $  0.12
     Goodwill amortization                                                    --           0.12            --            0.23
                                                                         -------        -------       -------         -------
Adjusted diluted (loss) earnings per share before cumulative
effect of change in accounting principle                                 $ (0.10)       $  0.33       $ (2.05)        $  0.35
                                                                         =======        =======       =======         =======

Net (loss) income:
     As reported                                                         $   (11)       $    23       $  (591)        $    13
     Goodwill amortization                                                    --             13            --              25
                                                                         -------        -------       -------         -------
Adjusted net (loss) income                                               $   (11)       $    36       $  (591)        $    38
                                                                         =======        =======       =======         =======

Basic net (loss) earnings per share:
     As reported                                                         $ (0.10)       $  0.21       $ (5.42)        $  0.12
     Goodwill amortization                                                    --           0.12            --            0.23
                                                                         -------        -------       -------         -------
Adjusted basic (loss) earnings per share                                 $ (0.10)       $  0.33       $ (5.42)        $  0.35
                                                                         =======        =======       =======         =======

Diluted net (loss) earnings per share:
     As reported                                                         $ (0.10)       $  0.21       $ (5.42)        $  0.12
     Goodwill amortization                                                    --           0.12            --            0.23
                                                                         -------        -------       -------         -------
Adjusted diluted (loss) earnings per share                               $ (0.10)       $  0.33       $ (5.42)        $  0.35
                                                                         =======        =======       =======         =======

         Accumulated amortization for goodwill upon adoption of SFAS 142 was $185 million. The following table shows changes in the carrying amount of goodwill for the six months ended June 30, 2002, by operating segment.

(Dollars in millions)                                                  Engineered
                                                    Performance         Materials
                                                      Products        and Additives          Total
                                                      --------        -------------          -----
Balance at January 1, 2002                            $ 1,724             $ 172             $ 1,896
Discontinued operations
     BetzDearborn                                        (948)               --                (948)
                                                      -------             -----             -------
Total discontinued operations                            (948)               --                (948)
                                                      -------             -----             -------
Impairment losses
     BetzDearborn, discontinued operations               (155)               --                (155)
     BetzDearborn, cumulative effect                     (267)               --                (267)
     FiberVisions, cumulative effect                       --               (87)                (87)
                                                      -------             -----             -------
Total impairment losses                                  (422)              (87)               (509)
                                                      -------             -----             -------
Foreign currency translation                               15                --                  15
                                                      -------             -----             -------
Balance at June 30, 2002                              $   369             $  85             $   454
                                                      =======             =====             =======


The following table provides information regarding the Company's other intangible assets with finite lives:

(Dollars in millions)                            Customer         Trademarks          Other
                                               Relationships     & Tradenames      Intangibles          Total
                                               -------------     ------------      -----------          -----
Gross Carrying Amount

 Balance, January 1, 2002                         $ 330             $ 250             $ 140             $ 720
  Discontinued operations - BetzDearborn           (241)             (180)              (70)             (491)
                                                  -----             -----             -----             -----
 Balance, June 30, 2002                              89                70                70               229
                                                  -----             -----             -----             -----
Accumulated Amortization

 Balance, January 1, 2002                         $ (28)            $ (20)            $ (57)            $(105)
  Current year amortization                          (2)               (1)               (4)               (7)
  Discontinued operations - BetzDearborn             21                16                23                60
                                                  -----             -----             -----             -----
 Balance, June 30, 2002                              (9)               (5)              (38)              (52)
                                                  -----             -----             -----             -----
Net Carrying Amount

 Balance, January 1, 2002                         $ 302             $ 230             $  83             $ 615
  Current year amortization                          (2)               (1)               (4)               (7)
  Discontinued operations - BetzDearborn           (220)             (164)              (47)             (431)
                                                  -----             -----             -----             -----
 Balance, June 30, 2002                           $  80             $  65             $  32             $ 177
                                                  =====             =====             =====             =====

         Total amortization expense for each of the three month periods ended June 30, 2002 and 2001 for other intangible assets was $3 million and $6 million respectively, of which $3 million and $2 million was included in income from continuing operations for the three months ended June 30, 2002 and 2001, respectively. Total amortization expense for each of the six month periods ended June 30, 2002 and 2001 for other intangible assets was $7 million and $13 million, respectively, of which $5 million and $5 million, was included in income from continuing operations for the six months ended June 30, 2002 and 2001, respectively. Total goodwill amortization expense for the three and six months ended June 30, 2001 was $13 million and $25 million, respectively, of which $4 million and $8 million respectively, was included in income from continuing operations. Estimated amortization expense for 2002 and the five succeeding fiscal years is as follows: 2002 through 2006 - $9 million per year, 2007 - $8 million.

5. The following table shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted-average number of shares of dilutive potential common stock:

(In millions, except                       Three Months Ended June 30,                        Six Months Ended June 30,
   per share )                              2002                   2001                     2002                     2001
                                   ----------------------  ----------------------    ----------------------   ---------------------
                                                (Loss)                 (Loss)                     (Loss)                 (Loss)
                                   (Loss)    earnings per  (Loss)    earnings per    (Loss)    earnings per  (Loss)   earnings per
                                   income        share     income       share        income       share      income      share
                                   ------        -----     ------       -----        ------       -----      ------      -----
BASIC:
Continuing operations              $ (21)      $ (0.19)     $  14      $  0.13       $ (24)     $ (0.22)      $ (5)     $ (0.04)
Discontinued operations               10          0.09          9         0.08        (199)       (1.83)        18         0.16
Cumulative effect of change
  in accounting principle             --            --         --           --        (368)       (3.37)        --           --
                                   -----       -------      -----      -------       -----      -------       ----      -------
Net (loss) income                    (11)        (0.10)        23         0.21        (591)       (5.42)        13         0.12

Weighted average number
   of basic shares (millions)      109.0                    108.1                    109.0                   108.2

DILUTED:
Continuing operations              $ (21)      $ (0.19)     $  14      $  0.13       $ (24)     $ (0.22)      $ (5)     $ (0.04)
Discontinued operations               10          0.09          9         0.08        (199)       (1.83)        18         0.16
Cumulative effect of change
  in accounting principle             --            --         --           --        (368)       (3.37)        --           --
                                   -----       -------      -----      -------       -----      -------       ----      -------
Net (loss) income                    (11)        (0.10)        23         0.21        (591)       (5.42)        13         0.12

Weighted average number
   of diluted shares (millions)    109.0                    108.3                    109.0                   108.4

6. Cost and expenses include depreciation related to continuing operations of $17 million and $20 million for the three months ended June 30, 2002 and 2001,respectively, and $35 million and $40 million for the six months ended
June 30, 2002 and 2001, respectively.

7. Other operating expense (income), net, for the three and six months ended June 30, 2002 include environmental charges of approximately $4 million and $5 million, respectively, additional non-recurring restructuring charges of $6 million and $10 million associated with the comprehensive cost reduction and work process redesign program announced in September 2001 (see Note 10), respectively, and $6 million for an asset impairment charge in the Performance Products segment and miscellaneous expenses of $3 million in both periods.

         Other operating expense (income), net, for the three and six months ended June 30, 2001 includes $74 million of net gains relating to the sale of the hydrocarbon resins and select portions of the rosin resins business, the peroxy chemicals business and the 50% interest in Hercules-Sanyo, Inc. These gains are partially offset by $5 million of executive severance charges for the three and six months ended June 30, 2001. The three and six months ended June 30, 2001 also include environmental charges of $1 million and $4 million, respectively, and non-recurring fees associated with the proxy contest and other matters of $2 million and $3 million, respectively. In addition, the three and six months ended June 30, 2001 include $1 million of costs relating to the abandonment of a capital project.

8.       Interest and debt costs are summarized as follows:

(Dollars in millions)     Three Months Ended June 30,       Six Months Ended June 30,
                          ---------------------------       -------------------------
                               2002       2001                  2002        2001
                               ----       ----                  ----        ----
Costs incurred                  $25        $55                   $61        $112
Amount capitalized               --          2                    --           4
                                ---        ---                   ---        ----
Interest expense                $25        $53                   $61        $108
                                ===        ===                   ===        ====

9. Other (expense) income, net, for the three and six months ended June 30, 2002 primarily includes a $43 million charge for debt prepayment penalties and the write-off of debt issuance costs associated with the repayment of debt with the proceeds from the sale of the Water Treatment Business (see Notes 3 and 11) and approximately $2 million and $6 million, respectively, for litigation costs of a former operating unit.

         Other (expense) income, net, for the three and six months ended June 30, 2001 primarily includes foreign currency gains of approximately $6 million and $5 million, respectively, offset by miscellaneous other expenses, net, of $2 million and $3 million, respectively.

10. The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs of $30 million and $43 million, respectively, at June 30, 2002 and December 31, 2001. During 2001, management authorized and committed to a plan to reduce the workforce as part of the comprehensive cost reduction and work process redesign program. Under this plan, approximately 1,129 employees have left or will leave the Company, of which approximately 912 employees were terminated through June 30, 2002. The Company incurred restructuring charges of $61 million relating to this plan, which includes charges of $55 million for employee termination benefits and $6 million for exit costs related to facility closures. For the three and six months ended June 30, 2002, as a result of additional employee terminations, the estimate for severance benefits pertaining to the 2001 plan increased by $5 million and $9 million, respectively. The estimate for exit costs related to facility closures was increased by an additional $1 million in the quarter ended June 30, 2002. The plan includes reductions throughout the Company with the majority of them from support functions as well as the BetzDearborn and Pulp and Paper Divisions.

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

         Cash payments during the three and six months ended June 30, 2002 were $9 million and $20 million, respectively, for severance benefits and other exit costs. Severance benefits paid during the year include the continuing benefit streams of previously terminated employees under all three plans as well as those terminated in the current year. Severance benefits were paid in accordance with the Company's standard severance pay plans, or in accordance with local practices outside the United States.

         A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                                     (Dollars in millions)
                                                                   June 30,       December 31,
                                                                     2002             2001
                                                                     ----             ----
Balance at beginning of year                                         $ 43             $ 34
     Additional termination benefits and other exit costs              10               51
     Cash payments                                                    (20)             (25)
     Reversals against goodwill                                        (3)             (10)
     Reversals against earnings                                        --               (7)
                                                                     ----             ----
Balance at end of period                                             $ 30             $ 43
                                                                     ====             ====

         The balance at the end of the period represents severance benefits and other exit costs of which $26 million pertains to the 2001 restructuring plan, $2 million pertains to the 1998 BetzDearborn plan and $2 million relates to other restructuring plans initiated in 2000.

11.      A summary of short-term and long-term debt follows:

                                          (Dollars in millions)
                                          June 30,   December 31,
                                            2002        2001
                                            ----        ----
SHORT-TERM:
Banks                                       $  1        $  9
Current maturities of long-term debt
                                             140         242
                                            ----        ----
                                            $141        $251
                                            ====        ====

         At June 30, 2002, the Company had $48 million of unused lines of credit that may be drawn as needed. Lines of credit in use at June 30, 2002 were $1 million.

                                                               (Dollars in millions)
                                                            June 30,          December 31,
                                                              2002                2001
                                                              ----                ----
LONG-TERM:
6.60% notes due 2027                                           100                 100
6.625% notes due 2003                                          125                 125
11.125% senior notes due 2007                                  400                 400
8% convertible subordinated debentures due 2010                  3                   3
Term loan tranche A due in varying amounts                      --                 543
 through 2003
Term loan tranche D due 2005                                    --                 372
Revolving credit agreement due 2003                             --                 516
ESOP debt                                                       --                  84
Term notes at various rates from 5.23% to 9.60%
 due in varying amounts through 2006                            53                  52
Other                                                            4                   6
                                                           -------             -------
                                                           $   685             $ 2,201
Current maturities of long-term debt                          (140)               (242)
                                                           -------             -------
Net long-term debt                                         $   545             $ 1,959
                                                           =======             =======

         In 1998, the Company entered into a $3,650 million credit facility with a syndicate of banks which included varying maturity term loans totaling $2,750 million, of which no amount was outstanding at June 30, 2002. In addition, the facility included a $900 million revolving credit agreement, of which no amount was outstanding at June 30, 2002.

As of June 30, 2002, $200 million of the multi-currency revolver was available for use. The Company's incremental borrowing capacity was greater than the amount available for use at June 30, 2002. Actual availability under the revolving credit agreement has been constrained in the past, and could be constrained in the future, by the Company's ability to meet covenants in its senior credit facility.

         Both the Company's senior credit facility and its ESOP credit facility require quarterly compliance with certain financial covenants, including a debt/EBITDA ratio ("leverage ratio"), an interest coverage ratio and minimum net worth. Effective March 6, 2002, the facilities were amended to (i) modify certain financial covenants (ii) change the mandatory prepayment provisions;
(iii) permit the reorganization of the Company in order to effect the separation of the Water Treatment Business; and (iv) permanently reduce the revolving committed amount under the credit facility to $200 million. The amendment to the credit facility also included provisions that became effective upon the consummation of the sale of the Water Treatment Business and the prepayment of the credit facility, which occurred on April 29, 2002. These additional provisions included the following: (i) the release of the subsidiary stock pledged to the collateral agent; (ii) the elimination of the requirement that stock of any additional subsidiaries be pledged in the future; and (iii) the revision of the permitted amount of asset purchases and dispositions.

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

         Effective with the consummation of the sale of the Water Treatment Business and the application of the net proceeds, the revolving credit facility was permanently reduced from $900 million to $200 million. Of the $200 million revolving credit facility, $170 million can be used for multi-currency denominated borrowings and $30 million is restricted to U.S. dollar-denominated debt. The amendment also resulted in the cancellation of the Canadian revolving credit facility. In addition, as a result of these repayments, in the second quarter of 2002 the Company recognized a $43 million charge (included in other expense (income), net) for debt prepayment penalties and the write-off of debt issuance costs relating to the debt that was repaid from the proceeds of the sale of the Water Treatment Business (see Notes 3 and 9).

12. Company-obligated Preferred Securities of Subsidiary Trusts consists of:

                                                  (Dollars in millions)
                                                 June 30,   December 31,
                                                   2002        2001
                                                   ----        ----
9.42% Trust Originated Preferred Securities        $362        $362
6 1/2% CRESTS Units                                 262         262
                                                   ----        ----
                                                   $624        $624
                                                   ====        ====

13.      Commitments and Contingencies

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

         Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for the investigation and cleanup is between $83 million and $251 million. The Company believes that the actual cost will more likely approximate $83 million based on its estimation methods and prior experience. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30.

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

         The trial on remand commenced on October 8, 2001 and continued through October 19, 2001, and resumed on December 11, 2001, concluding on December 14, 2001. At the trial, the Company presented both facts and law to the District Court in support of its belief that the Company should not be liable under CERCLA for some or all of the costs incurred by the government in connection with the site because those harms are divisible. Should the Company prevail on remand, any liability to the government will be either eliminated or reduced from the prior judgment.

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

         The Allegany Ballistics Laboratory ("ABL") is a government-owned facility which was operated by Hercules from 1945 to 1995. The United States Department of the Navy has notified Hercules that the Navy would like to negotiate with Hercules with respect to certain environmental liabilities which, the Navy alleges, are attributable to Hercules' past operations at ABL. The Navy alleges that, pursuant to CERCLA, it has spent a total of $24.8 million and that it expects to spend an additional $60 million over the next 10 years. The Company is currently investigating the Navy's allegations, including the basis of the Navy's claims, and whether the Company's contracts with the government pursuant to which the Company operated ABL may insulate the Company from some or all of the amounts sought. At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported above.

         At June 30, 2002, the accrued liability of $83 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules, and the resolution of any of these matters during a specific period could have a material effect on the quarterly or annual results of that period.

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

         Since entering into those agreements, the Company has continued to receive and settle or otherwise resolve claims on a regular basis, with the number of new claims averaging approximately 2,200 per year during 2000 and 2001, but at a higher rate to date for 2002. We are evaluating whether this increase in claims is an anomaly or a new trend. As of June 2002, the Company had pending approximately 8,950 unresolved claims, of which approximately 665 are premises claims. In addition, as of June 2002, there were pending approximately 4,139 unpaid claims which have been settled or are subject to the terms of a settlement agreement. In accordance with the terms of the previously mentioned agreement with several insurance carriers, as well as agreements with two other excess insurance carriers, the majority of the amounts paid and to be paid to resolve those unpaid settled claims will be insured.

         The Company anticipates that the primary and first level excess insurance policies referenced above will exhaust over the next 12 to 24 months, assuming that the rate of settlements and payments remains relatively consistent with the Company's past experience. Nonetheless, based on the current number of claims pending, the amounts the Company presently pays to resolve those claims, and anticipated future claims (the Company's assumption being that the number of future claims filed per year and claim resolution payments remain relatively consistent with the Company's past experience, and that these matters cease to be an ongoing liability after 2012), the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and future asbestos-related liabilities. The Company is seeking defense and indemnity payments or an agreement to pay from those carriers responsible for excess coverage whose levels of coverage have been or will soon be reached. Although those excess carriers have not yet agreed to defend or indemnify it, the Company believes that it is likely that they will ultimately agree to do so, and that the majority of future asbestos related costs will ultimately be paid or reimbursed by those carriers. However, if the Company is not able to reach satisfactory agreements with those carriers prior to exhaustion of the primary and first level excess insurance policies now covering the majority of its current asbestos related claims, then beginning as early as sometime in 2003, the Company might be required to completely fund these matters while it seeks reimbursement from its carriers.

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

         The Company has estimated and, therefore, has a recorded gross liability for asbestos-related matters in its June 30, 2002 balance sheet of $73 million. The Company believes that it is probable that $56 million of that amount will be funded by or recovered from insurance carriers. Accordingly, the Company has recorded an asset in this amount in its June 30, 2002 balance sheet.

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

         In June 2002, a purported class action was filed in Massachusetts under the caption Saul M. Ostroff, et al. v. Newport Adhesives, et al., Civil Action No. 02-2385, Superior Court of Middlesex County. This matter is a purported class action brought on behalf of consumers who purchased merchandise manufactured by carbon fiber, and alleges the same types of price fixing activities alleged in the actions described in the above two paragraphs. Further, in April 2002, a related "Qui Tam" action was unsealed by the U.S. District Court for the Southern District of California. That action is captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al. (Civil Action No. 99 CV 1557 JM JAH), was filed under seal in 1999, and is a "False Claims" action brought pursuant to the False Claims Act (31 U.S.C. Section 729 et seq.). In that action, the Relators, in the name of the United States Government, allege the same price fixing activities which are the subject of the above-described actions. The Relators then allege that those alleged price fixing activities resulted in inflated prices being charged by the defendant carbon fiber manufacturers to the defendant defense contractors, who, in turn, submitted claims for payment to the United States Government under various government contracts. It is alleged that those claims for payment were "false claims" because the prices charged for the carbon fiber and carbon prepreg were "fixed" contrary to the laws of the United States. The Company denies liability and will vigorously defend each of these actions.

         In connection with the grand jury investigation noted above, in January 2000, the United States Department of Justice (DOJ), Antitrust Division, served a grand jury subpoena duces tecum upon Hercules. The Company has been advised that it is one of several manufacturers of carbon fiber and carbon prepreg that have been served with such a subpoena.

         In 1999, the Company was sued by Hexcel Corporation (Hexcel) in a case captioned Hexcel Corporation v. Hercules Incorporated, Index No. 602293/99, Supreme Court of New York, County of New York. In that case, Hexcel sought recovery of a total of approximately $8,422,000 (plus interest) in alleged "post-closing" adjustments to the purchase price paid by Hexcel for Hercules' former Composite Products Division. The basis for these alleged "adjustments" derive from the Sale and Purchase Agreement between Hercules and Hexcel dated as of April 15, 1996. In June 2000, the Court granted Hexcel's motion for summary judgment as to liability, finding the Company liable to Hexcel on technical grounds, but reserved ruling on the amount of damages. The Court then referred the damages determination to a Special Referee. In January 2001, the Special Referee issued a report, recommending that the Company be found liable to Hexcel for a total of approximately $7,300,000 plus interest, costs and expenses. In February 2001, Hexcel moved to confirm the Special Referee's Report and the Company moved to confirm in part and reject in part the Special Referee's Report. The Company specifically challenged the majority of the Special Referee's findings, and argued that a $2,000,000 indemnity "basket" established by the terms of the April 1996 Sale and Purchase Agreement should apply, reducing any award to Hexcel by $2,000,000. In May 2001, the Court accepted the Special Referee's Report and rejected the Company's position. As a result, judgment was entered against the Company in the amount of $10,219,685, which included pre-judgment interest, costs and expenses. The Company appealed to the Supreme Court, Appellate Division, First Department. On February 5, 2002, the Supreme Court of New York, Appellate Division, First Department, affirmed the decision of the trial court, entering judgment in favor of Hexcel in the full amount. The Company then filed a Motion for Reargument or for Leave to Appeal to the Court of Appeals, which was denied on March 19, 2002. On April 8, 2002, the Company filed a motion for Leave to Appeal to the New York Court of Appeals directly with the Court of Appeals, which motion was denied on June 13, 2002, exhausting all available avenues of appeal. In addition to the foregoing, in October 2000, Hexcel brought an action against Hercules to compel arbitration to determine the proper "Working Capital Adjustment" under the terms of the Sale and Purchase Agreement. Hexcel claimed it was owed approximately $1,500,000, while the Company claimed that it was owed approximately $129,000. In late 2001, this matter was submitted to binding arbitration. In December 2001, the arbitrator found in the Company's favor and awarded damages to the Company of $129,000. As a result of the foregoing, in June 2002 the Company paid Hexcel a total of $11,052,682, representing the net amount owed to Hexcel, including interest.

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

         At June 30, 2002, the consolidated balance sheet reflects a current liability of approximately $32 million and a long-term liability of approximately $44 million for litigation and claims. These amounts represent management's best estimate of the probable and reasonably estimable losses related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

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

(Dollars in millions)                              Three Months Ended June 30,     Six Months Ended June 30,
                                                   ---------------------------     -------------------------
                                                      2002           2001 (a)        2002           2001 (a)
                                                     -----           -----          -----           -----
Net Sales:
     Performance Products                            $ 356           $ 349          $ 683           $ 683
     Engineered Materials and Additives (b)             81             110            156             274
                                                     -----           -----          -----           -----
            Consolidated                             $ 437           $ 459          $ 839           $ 957
                                                     =====           =====          =====           =====

Profit from Operations:
    Performance Products                             $  62           $  35          $ 120           $  73
    Engineered Materials and Additives (b)               3               1              6              14
    Reconciling Items (c)                              (12)             67            (19)             62
                                                     -----           -----          -----           -----
            Consolidated                             $  53           $ 103          $ 107           $ 149
                                                     =====           =====          =====           =====

         (a) As discussed above, the reportable segments of the Company have been realigned subsequent to the sale of the BetzDearborn Water Treatment Business. In addition, substantially all the reconciling items have been allocated to the segments.

         (b) Net sales and Profit from operations in 2001 include the results of hydrocarbon resins, select rosin resins and the peroxy chemicals businesses which were divested in May 2001. Net sales and Profit from operations in 2001 have been reclassified to conform to the current year presentation.

         (c) Reconciling Items for the three and six months ended June 30, 2002 include restructuring charges, environmental costs and other corporate costs not allocated to the businesses. Reconciling items for the three and six months ended June 30, 2001 include environmental costs, other corporate costs not allocated to the businesses and the net gains from the sale of the hydrocarbon resins, select rosins resins and peroxy chemicals businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, "quarter" and "six-month period" refer to the second quarter of 2002 and the six months ended June 30, 2002. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

         On April 29, 2002, the Company completed the sale of its BetzDearborn Water Treatment Business (the "Water Treatment Business"). Accordingly, the Water Treatment Business has been treated as a discontinued operation. Following the divestiture, the Company realigned its reportable segments. The new reportable segments are Performance Products, consisting of the Pulp and Paper and Aqualon Divisions, and Engineered Materials and Additives, consisting of FiberVisions and the Rosin and Terpenes Divisions. In addition, substantially all reconciling items have been allocated to the segments. The reconciling items primarily include corporate expenses. Results of operations for 2001 have been restated to conform to the current year presentation.

         Effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company ceased amortization of goodwill and other indefinite lived intangible assets. Goodwill amortization totaled $13 million and $25 million in the three and six months ended June 30, 2001, of which approximately $4 million and $8 million was related to continuing operations for the corresponding periods, and $9 million and $17 million was related to discontinued operations in the three and six months ended June 30, 2001.

         In May 2001, the Company completed divestitures of its hydrocarbon resins business, select portions of its rosin resins business, and its peroxy chemicals business (the "Resins Divestitures").

         The following tables reconcile reported sales and profit from operations for the three and six-month periods ended June 30, 2002 and 2001 to sales and profit from operations for the respective periods excluding non-recurring items, divested businesses and goodwill amortization.

(Dollars in millions)                                                          (Unaudited)
                                                                Non-Recurring    Divested       Goodwill
                                                  Reported          Items       Businesses     Amortization      Total
                                                  --------          -----       ----------     ------------      -----
THREE MONTHS ENDED JUNE 30, 2002:
Net Sales by Industry Segment
  Performance Products                              $ 356           $ --            $ --            $ --         $ 356
  Engineered Materials and Additives                   81             --              --              --            81
                                                    -----           -----           -----           ----         -----
    Total                                           $ 437           $ --            $ --            $ --         $ 437
                                                    =====           =====           =====           ====         =====

Profit from Operations by Industry Segment
  Performance Products                              $  62           $   6 (1)       $ --            $ --         $  68
  Engineered Materials and Additives                    3             --              --              --             3
  Reconciling Items                                   (12)              9 (2)         --              --            (3)
                                                    -----           -----           -----           ----         -----
    Total                                           $  53           $  15           $ --            $ --         $  68
                                                    =====           =====           =====           ====         =====

THREE MONTHS ENDED JUNE 30, 2001:
Net Sales by Industry Segment
  Performance Products                              $ 349           $ --            $ --            $ --         $ 349
  Engineered Materials and Additives                  110             --              (31)(4)         --            79
                                                    -----           -----           -----           ----         -----
    Total                                           $ 459           $ --            $ (31)          $ --         $ 428
                                                    =====           =====           =====           ====         =====

Profit from Operations by Industry Segment
  Performance Products                              $  35           $   1           $ --            $  3         $  39
  Engineered Materials and Additives                    1             --               (2)(4)          1           --
  Reconciling Items                                    67             (68)(3)         --              --            (1)
                                                    -----           -----           -----           ----         -----
    Total                                           $ 103           $ (67)          $  (2)          $  4         $  38
                                                    =====           =====           =====           ====         =====

(Dollars in millions)                                                           (Unaudited)
                                                               Non-Recurring      Divested       Goodwill
                                                   Reported         Items        Businesses     Amortization     Total
                                                   --------         -----        ----------     ------------     -----
SIX MONTHS ENDED JUNE 30, 2002:
Net Sales by Industry Segment
  Performance Products                              $ 683           $ --            $ --            $ --         $ 683
  Engineered Materials and Additives                  156             --              --              --           156
                                                    -----           -----           -----           ----         -----
    Total                                           $ 839           $ --            $ --            $ --         $ 839
                                                    =====           =====           =====           ====         =====

Profit from Operations by Industry Segment
  Performance Products                              $ 120           $   6 (1)       $ --            $ --         $ 126
  Engineered Materials and Additives                    6             --              --              --             6
  Reconciling Items                                   (19)             11 (2)         --              --            (8)
                                                    -----           -----           -----           ----         -----
    Total                                           $ 107           $  17           $ --            $ --         $ 124
                                                    =====           =====           =====           ====         =====

SIX MONTHS ENDED JUNE 30, 2001:
Net Sales by Industry Segment
  Performance Products                              $ 683           $ --            $ --            $ --         $ 683
  Engineered Materials and Additives                  274             --             (113)(4)         --           161
                                                    -----           -----           -----           ----         -----
    Total                                           $ 957           $ --            $(113)          $ --         $ 844
                                                    =====           =====           =====           ====         =====

Profit from Operations by Industry Segment
  Performance Products                              $  73           $   1           $ --            $  6         $  80
  Engineered Materials and Additives                   14             --               (8)(4)             2             8
  Reconciling Items                                    62             (67)(3)         --              --            (5)
                                                    -----           -----           -----           ----         -----
    Total                                           $ 149           $ (66)          $  (8)          $  8         $  83
                                                    =====           =====           =====           ====         =====

(1) Asset impairment charge.
(2) Primarily restructuring charges.
(3) Net gains on Resins Divestitures.
(4) Sales and operating profit from divested Resins businesses.


         Consolidated net sales declined $22 million, or 5%, for the quarter and $118 million, or 12%, for the six-month period versus the corresponding periods in 2001. The decline in net sales primarily reflects the effects of the Resins Divestitures. Unfavorable foreign currency exchange translation, principally due to the weaker Euro, contributed approximately $8 million to the decrease in net sales for the six-month period; however, $1 million of favorable foreign currency translation was recognized in the quarter. Profit from operations decreased $50 million, or 49%, for the quarter and $42 million, or 28%, for the six-month period versus 2001. Profit from operations in 2002 includes non-recurring charges for restructuring and an asset impairment. Profit from operations in 2001 includes $67 million of pre-tax non-recurring gains resulting from the sales of the hydrocarbon resins, select portions of the rosin resins business and the peroxy chemicals business. Total volumes decreased 6% and 19% for the quarter and six-month period, respectively, reflecting the effects of the Resins Divestitures. Excluding divested businesses, consolidated net sales increased $9 million, or 2%, for the quarter and declined less than 1% for the six-month period. Volumes on the same basis increased 7% and 2%, respectively, for the three and six-month periods. Excluding non-recurring items, divested businesses and the effects of goodwill amortization from 2001 results, profit from operations improved $30 million, or 79%, for the quarter and $41 million, or 49% for the six-month period. The improvement in profit from operations is due primarily to cost reductions generated by the work process redesign programs partially offset by lower pricing across most of the businesses. The Company experienced normal seasonal pickup in its businesses in the second quarter. However, demand in the underlying markets for these businesses remains weak. The Company expects that earnings improvements will be generated primarily by continued cost savings realized from the implementation of work process improvements.

         In the Performance Products segment, net sales were up $7 million, or 2%, for the quarter and remained flat for the six-month period versus the corresponding periods in 2001. Profit from operations improved $27 million, or 77%, for the quarter and $47 million, or 64%, for the six-month period. In the Pulp and Paper Division, net sales increased 5% and 1% for the quarter and six-month period versus the prior year periods. Excluding non-recurring items from all comparative periods and goodwill amortization from 2001 results, profit from operations improved 200% in Pulp and Paper for the quarter and 72% for the six-month period versus the same periods last year. The improvement in profit from operations was largely due to higher volumes and cost improvements, partially offset by unfavorable pricing and recognition of an asset impairment. Net sales in the Aqualon Division declined 2% in both the quarter and six-month periods and profit from operations, excluding goodwill amortization from 2001 results, improved 31% for the quarter and 48% for the six-month period. The increase in profit from operations was driven by lower raw material costs, cost reductions and favorable product mix, partially offset by lower pricing.

         In the Engineered Materials and Additives segment, excluding divested businesses and goodwill amortization from 2001 operating profit results, net sales increased $2 million, or 3%, for the quarter and decreased $5 million, or 3%, for the six-month period. On the same basis, profit from operations improved $3 million in the quarter and decreased 25% for the six-month period versus the prior year period. FiberVisions net sales declined 4% and 7% for the quarter and six-month period, respectively. Lower sales in the quarter and six-month period were largely driven by contractual customer pass through of lower polypropylene costs. Profit from operations improved marginally in the quarter versus the second quarter 2001 and decreased 50% in the six-month period. The unfavorable variance in profit from operations in the six-month period versus the prior year is largely due to a revision of an estimate favorably benefiting the first quarter 2001. Excluding divested businesses, Rosin and Terpenes net sales improved 17% and 6% for the quarter and six-month period, respectively, and profit from operations improved versus both the prior year quarter and six-month period. The improvement in profit from operations resulted from the 2002 hiring of a full time sales team to support the business. Prior to 2002, sales were sourced through distribution channels.

         Interest and debt expense and preferred security distributions of subsidiary trusts decreased $28 million for the quarter and $47 million for the six-month period, primarily due to lower outstanding debt balances, reflecting the application of proceeds from the sale of the Water Treatment Business on April 29, 2002 and 2001 assets sales, as well as lower interest costs. The Company used the proceeds from 2001 asset sales to reduce debt balances by approximately $336 million in 2001. Following the sale of the Water Treatment Business, the Company applied the proceeds to permanently reduce long-term debt by approximately $1.6 billion and collaterize $73 million of the Company's outstanding letters of credit (see Note 11).

         Other expense, net increased $49 million primarily due to the write-off of debt issuance costs associated with the repayment of debt with the proceeds from the sale of the Water Treatment Business (see Notes 3, 9 and 11) and lower foreign currency gains recognized in the three months ended June 30, 2002 versus the prior year.

         The effective tax rate for the quarter for continuing operations was 28% versus 63% for the same period in 2001. The anticipated tax rate for continuing operations for 2002 is approximately 62%.

DISCONTINUED OPERATIONS

         On April 29, 2002, Hercules completed the sale of the Water Treatment Business to GE Specialty Materials, a unit of General Electric Company. The sale price was $1.8 billion in cash, resulting in net after tax proceeds of approximately $1.7 billion. The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility (see Note 11). Pursuant to SFAS 144, the Water Treatment Business has been treated as a discontinued operation as of February 12, 2002, and accordingly, 2001 financial information has been restated. The loss from discontinued operations for the three and six months ended June 30, 2002 includes an after-tax loss on the disposal of the business of $0 and $230 million, respectively.

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


FINANCIAL CONDITION


         Liquidity and Financial Resources. Net cash used in continuing operations was $271 million for the second quarter 2002 compared to cash used in continuing operations of $16 million in the second quarter 2001. The increase primarily reflects higher working capital requirements due largely to tax payments and a $65 million pension contribution. The current ratio has decreased to .90 at June 30, 2002, compared with .92 at December 31, 2001. The quick ratio was .66 at December 31, 2001 and June 30, 2002. As of June 30, 2002, the Company had $200 million available under its revolving credit agreement and $48 million of short-term lines of credit. The Company's incremental borrowing capacity was greater than the amount available for use at June 30, 2002. The Company expects to meet short-term cash requirements from operating cash flow and availability under lines of credit. However, actual availability is constrained by the Company's ability to meet covenants in its senior credit facility. Future compliance with debt covenants is dependent upon generating sufficient EBITDA and cash flow which are, in turn, impacted by business performance, economic climate, competitive uncertainties and possibly the resolution of contingencies.

        Effective March 6, 2002, the Company amended its senior credit facility and ESOP credit facility to (i) modify certain financial covenants; (ii) change the mandatory prepayment provisions; (iii) permit the reorganization of the Company in order to effect the separation of the Water Treatment Business; and
(iv) permanently reduce the revolving committed amount under the credit facility to $200 million. The amendment to the credit facilities also included provisions that became effective upon the consummation of the sale of the Water Treatment Business and the prepayment of the credit facility, both of which were completed on April 29, 2002. These additional provisions include the following: (i) the release of the subsidiary stock pledged to the collateral agent; (ii) the elimination of the requirement that stock of any additional subsidiaries be pledged in the future; and (iii) the revision of the permitted amount of asset purchases and dispositions. The Company used the net proceeds of approximately $1.7 billion from the Water Treatment Business sale to permanently reduce long-term debt, repaying in full the following borrowings: Term Loan Tranche A, Term Loan Tranche D, the Revolving Credit Agreement and the ESOP credit facility. A portion of the net proceeds ($73 million) was used to collateralize the Company's outstanding letters of credit. The revolving credit facility was permanently reduced from $900 million to $200 million. Of the $200 million revolving credit facility, $170 million can be used for multi-currency denominated borrowings and $30 million is restricted to U.S. dollar-denominated debt. The amendment also resulted in the cancellation of the Canadian revolving credit facility. In addition, as a result of these repayments, in the second quarter of 2002 the Company recognized a $43 million charge (included in other expense (income), net) for debt prepayment penalties and the write-off of debt issuance costs relating to the debt that was repaid from the proceeds of the sale of the Water Treatment Business (see Notes 3 and 9).

         Capital Structure and Commitments. Total capitalization (stockholders' equity, Company obligated preferred securities of subsidiary trusts and debt) decreased to $1.5 billion at June 30, 2002, from $3.5 billion at year-end 2001. The ratio of debt-to-total capitalization decreased to 45% at June 30, 2002 from 62% at December 31, 2001.


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

         The Company's derivative and other financial instruments subject to interest rate risk consist of debt instruments, interest rate swaps and currency swaps. At June 30, 2002, net market value of these combined instruments was a liability of $1.3 billion. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their current levels, with all other variables held constant. A 100-basis point increase in interest rates at June 30, 2002 would result in a $68 million decrease in the net market value of the liability. A 100-basis point decrease in interest rates at June 30, 2001 would result in a $76 million increase in the net market value of the liability. The change in the net market value of derivative and other financial instruments from year-end 2001 is primarily due to the repayment of both syndicated and revolving debt as a result of the sale of the Water Treatment Business on April 29, 2002 (see Notes 3 and 11).

         The Company's financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net liability position of $3 million at June 30, 2002. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at June 30, 2002 would result in a $5 million increase in the net liability position which would result in a net asset position, while a 10% weakening of the dollar versus all currencies would result in a $6 million decrease in the net asset position.

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

         The Company has not designated any derivative as a hedge instrument under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and accordingly, changes in the fair value of derivatives are recorded each period in earnings.

         Environmental Litigation - Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $83 million and $251 million. The Company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected (see Note 13 in Notes to Financial Statements).

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


FORWARD-LOOKING STATEMENT

         This quarterly report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on reasonable assumptions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: ability to generate cash, ability to raise capital, the result of the pursuit of strategic alternatives, ability to execute work process redesign and reduce costs, business climate, business performance, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, or the inability to eliminate or reduce such financial exposures by collecting indemnity payments from insurers, and adverse changes in economic and political climates around the world. Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements. As appropriate, additional factors are contained in other reports filed with the Securities and Exchange Commission. This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change.


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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.


         For information related to Legal Proceedings, see Notes to Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Below is a summary of the final voting results from our Annual Meeting of Stockholders that was held on June 27, 2002. A quorum of 92,489,150, or 84.79% of the outstanding voting shares as of the record date, was present in person or by proxy at the annual meeting.

1.       Election of Directors

         Four of our 13 directors had terms that expired during 2002 and stood for re-election this year.

         Directors were elected to serve for three-year terms, expiring at the 2005 Annual Meeting of Shareholders, or until their successors are elected and qualified.

         Name                                     For             Withhold Authority
         ----                                     ---             ------------------
         William H. Joyce                      76,916,057             15,573,093
         Robert D. Kennedy                     76,608,500             15,880,650
         Jeffrey M. Lipton                     76,729,155             15,759,995
         Peter McCausland                      77,121,384             15,367,766

         Directors continuing in office after the meeting were: Richard Fairbanks, Samuel J. Heyman, Alan R. Hirsig, Edith E. Holiday, Sunil Kumar, Gloria Schaeffer, Paula A. Sneed, Raymond S. Troubh and Joe B. Wyatt. John G. Drosdick retired from the Board effective April 25, 2002.

2. Ratification of PricewaterhouseCoopers LLP as Independent Accountants, which proposal received more than a majority of the votes necessary for ratification.

         For                            Against                       Abstain
         ---                            -------                       -------
         87,593,885                    4,300,612                      594,653

3. Approval of the extension of the expiration date of the Hercules Incorporated Long Term Incentive Compensation Plan and change in the limit for stock options awarded to any individual, which proposal received more than a majority of the votes necessary for ratification.

         For                            Against                       Abstain                        No Vote
         ---                            -------                       -------                        -------
         59,583,888                    19,028,492                    1,318,136                     12,558,634

4. Approval of the continued use of the Hercules Incorporated Non-Employee Director Stock Accumulation Plan and the conversion of unused stock options into available shares of restricted common stock, which proposal received more than a majority of the votes necessary for ratification.

           For                            Against                       Abstain                        No Vote
           ---                            -------                       -------                        -------
           66,232,233                    12,218,417                    1,479,866                     12,558,634

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


           (a)       Exhibits.

                     None.

           (b)       Reports on Form 8-K.


                     Date of Report                           Item No.                       Financial Statements Included
                     --------------                           --------                       -----------------------------
                     April 29, 2002                           5, 7                           No

                     May 20, 2002                             5                              No

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                                        HERCULES INCORPORATED


                                        By:    /s/ Stuart C. Shears
                                               ---------------------------------
                                               Stuart C. Shears
                                               Vice President and Treasurer
                                               (Principal Financial Officer and
                                               duly authorized signatory)
                                               August 19, 2002


                                        By:    /s/ Fred G. Aanonsen
                                               ---------------------------------
                                               Fred G. Aanonsen
                                               Vice President and Controller
                                               (Principal Financial Officer and
                                               duly authorized signatory)
                                               August 19, 2002