Form 10-Q/A
period 2002-06-30
HERCULES INC
filed 2002-08-20
CIK 46989

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

        The Company believes that the condensed consolidating financial information required by Regulation S-X, Rule 3-10, is not necessary to make the statements in its Quarterly Reports on Forms 10-Q and 10-Q/A for the quarters ended March 31, 2002 and June 30, 2002, in light of the circumstances under which they were made, not misleading as of the end of the period covered by each such report. The Company also believes that the Collateral Audits required by Regulation S-S, Rule 3-16, are not necessary to make the statements in its Annual Report on Form 10-K for the year ended December 31, 2001, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report.

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


FORWARD-LOOKING STATEMENT

        This quarterly report on Form 10-Q/A includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on reasonable assumptions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: ability to generate cash, ability to raise capital, the result of the pursuit of strategic alternatives, ability to execute work process redesign and reduce costs, business climate, business performance, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, or the inability to eliminate or reduce such financial exposures by collecting indemnity payments from insurers, and adverse changes in economic and political climates around the world. Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements. As appropriate, additional factors are contained in other reports filed with the Securities and Exchange Commission. This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change.


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

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                                        HERCULES INCORPORATED


                                        By:    /s/ Stuart C. Shears
                                               ---------------------------------
                                               Stuart C. Shears
                                               Vice President and Treasurer
                                               (Principal Financial Officer and
                                               duly authorized signatory)
                                               August 20, 2002


                                        By:    /s/ Fred G. Aanonsen
                                               ---------------------------------
                                               Fred G. Aanonsen
                                               Vice President and Controller
                                               (Principal Financial Officer and
                                               duly authorized signatory)
                                               August 20, 2002