Form 10-Q
period 2002-09-30
HERCULES INC
filed 2002-11-14
CIK 46989

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                          Commission file number 1-496

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

Yes: [X] No:  [  ]

As of October 31, 2002, 109,201,969 shares of registrant's common stock were outstanding.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS



(Dollars in millions, except per share)                               (Unaudited)           (Unaudited)
                                                                   Three Months Ended     Nine Months Ended
                                                                     September 30,          September 30,
                                                                   ------------------    ------------------
                                                                    2002       2001       2002       2001
                                                                   -------    -------    -------    -------
Net sales                                                          $   443    $   422    $ 1,282    $ 1,379
Cost of sales (Note 6)                                                 273        264        783        884
Selling, general and administrative expenses                            86         94        258        302
Research and development                                                11         12         32         41
Goodwill and intangible asset amortization (Note 4)                      2          6          7         19
Other operating expense (income), net (Note 7)                          11         43         35        (19)
                                                                   -------    -------    -------    -------
Profit from operations                                                  60          3        167        152
Interest and debt expense (Note 8)                                      17         46         78        154
Preferred security distributions of subsidiary trusts                   15         15         44         44
Other expense, net (Note 9)                                             67          6        116          5
                                                                   -------    -------    -------    -------
Loss before income taxes and equity loss                               (39)       (64)       (71)       (51)
(Benefit) provision for income taxes                                    (4)        12        (11)        26
                                                                   -------    -------    -------    -------
Loss before equity income (loss)                                       (35)       (76)       (60)       (77)
Equity (loss) income of affiliated companies, net of tax                --         (6)         1        (10)
                                                                   -------    -------    -------    -------
Net loss from continuing operations before
discontinued operations and cumulative effect of change
in accounting principle                                                (35)       (82)       (59)       (87)
Net income (loss) on discontinued operations,
   net of tax (Note 3)                                                  --         11       (199)        29
                                                                   -------    -------    -------    -------
Net loss before cumulative effect of change
   in accounting principle                                             (35)       (71)      (258)       (58)
Cumulative effect of change in accounting principle,
   net of tax, (Note 4)                                                 --         --       (368)        --
                                                                   -------    -------    -------    -------
Net loss                                                           $   (35)   $   (71)   $  (626)   $   (58)
                                                                   =======    =======    =======    =======
Basic and diluted (loss) income per share (Note 5)
Continuing operations                                              $ (0.32)   $ (0.76)   $ (0.54)   $ (0.81)
Discontinued operations                                            $    --    $  0.10    $ (1.83)   $  0.27
Cumulative effect of change in accounting principle                $    --    $    --    $ (3.37)   $    --
Net loss                                                           $ (0.32)   $ (0.66)   $ (5.74)   $ (0.54)
Weighted average number of shares - basic and diluted (millions)     109.2      108.4      109.2      108.1

                 See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET


(Dollars in millions)                                                  (Unaudited)
                                                                       September 30, December 31,
                                                                           2002         2001
                                                                          -------      -------
ASSETS
Current assets
Cash and cash equivalents                                                 $   108      $    76
Accounts and notes receivable, net                                            375          506
Inventories
Finished products                                                              86          127
Materials, supplies, and work in process                                       79          106
Deferred income taxes                                                          --           27
                                                                          -------      -------
Total current assets                                                          648          842
Property, plant, and equipment                                              1,938        2,234
Accumulated depreciation and amortization                                  (1,277)      (1,331)
                                                                          -------      -------
Net property, plant, and equipment                                            661          903
Goodwill and other intangible assets, net (Note 4)                            628        2,476
Other assets                                                                  911          828
                                                                          -------      -------
Total assets                                                              $ 2,848      $ 5,049
                                                                          =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable                                                          $   152      $   203
Accrued expenses                                                              363          463
Short-term debt (Note 11)                                                     143          251
                                                                          -------      -------
Total current liabilities                                                     658          917
Long-term debt (Note 11)                                                      541        1,959
Deferred income taxes                                                         214          334
Postretirement benefits and other liabilities                                 621          503
Commitments and contingencies (Note 13)
Company-obligated preferred securities of subsidiary trusts (Note 12)         624          624
Stockholders' equity

Series preferred stock                                                         --           --
Common stock (shares issued:  2002 - 159,984,444;
2001 - 159,984,444)                                                            83           83
Additional paid-in capital                                                    687          697
Unearned compensation                                                         (98)        (104)
Other comprehensive losses                                                   (125)        (218)
Retained earnings                                                           1,473        2,099
                                                                          -------      -------
                                                                            2,020        2,557
Reacquired stock, at cost (shares:  2002 - 50,781,968;
2001 - 51,196,972)                                                         (1,830)      (1,845)
                                                                          -------      -------
Total stockholders' equity                                                    190          712
                                                                          -------      -------
Total liabilities and stockholders' equity                                $ 2,848      $ 5,049
                                                                          =======      =======

                 See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW



(Dollars in millions)                                                       (Unaudited)
                                                                        Nine Months Ended
                                                                           September 30,

                                                                       --------------------
                                                                         2002         2001
                                                                       -------      -------
Net cash used in operating activities of continuing operations         $  (253)     $   (85)
                                                                       -------      -------
CASH FLOW FROM INVESTING ACTIVITIES:

Capital expenditures                                                       (24)         (47)
Proceeds of investment and fixed asset disposals                         1,811          347
Other, net                                                                   2           (7)
                                                                       -------      -------
Net cash provided by investing activities of continuing operations       1,789          293

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                                    250          323
Long-term debt repayments                                               (1,773)        (595)
Change in short-term debt                                                   (7)         (98)
Common stock issued                                                          4           14
                                                                       -------      -------
Net cash used in financing activities of continuing operations          (1,526)        (356)
Net cash provided by discontinued operations                                25          148
Effect of exchange rate changes on cash                                     (3)          (2)
                                                                       -------      -------
Net increase (decrease) in cash and cash equivalents                        32           (2)
Cash and cash equivalents - beginning of period                             76           54
                                                                       -------      -------
Cash and cash equivalents - end of period                              $   108      $    52
                                                                       =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)                                   $    70      $   112
Preferred security distributions of subsidiary trusts                       43           47
Income taxes                                                               152           26
Non-cash investing and financing activities:
Incentive and other employee benefit stock plan                              6            9

                 See accompanying notes to financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS



(Dollars in millions)                                (Unaudited)           (Unaudited)
                                                 Three Months Ended     Nine Months Ended
                                                    September 30,         September 30,
                                                  ----------------      ----------------
                                                  2002       2001       2002       2001
                                                  -----      -----      -----      -----
Net loss                                          $ (35)     $ (71)     $(626)     $ (58)
Foreign currency translation                         12         20        (10)       (46)
Reclassification adjustment for loss included
in net loss                                          --         --        103         --
                                                  -----      -----      -----      -----
Comprehensive loss                                $ (23)     $ (51)     $(533)     $(104)
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

      Pursuant to Securities and Exchange Commission ("SEC") Regulation S-X, Rule 3-10, the Company is required to provide condensed consolidating financial information on the Company and its subsidiaries in a prescribed format in all periodic reports filed with the SEC. The information necessary to present all of the required disclosures was not available in time to be included in this Form 10-Q filing. The Company has made substantial progress in the preparation of the required condensed consolidating financial information and intends to file a Form 10-Q/A, which will include this information, before December 31, 2002.

      Pursuant to SEC Regulation S-X, Rule 3-16, the Company was required to provide separate company stand-alone audited financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for certain subsidiaries whose stock was pledged as collateral and constituted a substantial portion of the collateral for the Company's registered debt (the "Collateral Audits"). The information necessary to present all of the required Collateral Audits was not available in time to be included in the Form 10-K filing. The Company has made substantial progress in the preparation of the required Collateral Audits and intends to file a Form 10-K/A, which will include this information, before December 31, 2002. Until these Collateral Audits are filed, the Company will not have any registration statements or post-effective amendments to registration statements declared effective, and cannot make offerings under effective registration statements. The stock pledges were released on April 29, 2002 (see Note 11). As a result, based on the Company's current debt structure, separate company stand-alone audited financial statements will not be required in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2002.

      The Company believes that the condensed consolidating financial information required by Regulation S-X, Rule 3-10, is not necessary to make the statements in its Quarterly Reports on Forms 10-Q and 10-Q/A for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, in light of the circumstances under which they were made, not misleading as of the end of the period covered by each such report. The Company also believes that the Collateral Audits required by Regulation S-X, Rule 3-16, are not necessary to make the statements in its Annual Report on Form 10-K for the year ended December 31, 2001, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report.

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

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The Company has elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses from the Extinguishment of Debt" ("SFAS 4"). Accordingly, the prepayment penalties and the write-off of debt issuance costs relating to the April 2002 debt repayment (see Note 11) are reported in net loss from continuing operations. Under SFAS 4, the majority of these costs would have been reported as an extraordinary loss in the Consolidated Statement of Operations.

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

      Summarized below are the results of operations for the three and nine months ended September 30, 2002 and 2001. The loss from discontinued operations for the nine months ended September 30, 2002 includes an after-tax loss on the disposal of the business of $230 million.


(Dollars in millions)                           Three Months Ended   Nine Months Ended
                                                  September 30,        September 30,
                                                 ---------------     ----------------
                                                  2002      2001      2002(1)    2001
                                                 -----     -----     -----      -----
Net Sales                                        $  --     $ 215     $ 269      $ 630
Profit from operations                              --        28        49         70
Income before income taxes                          --        28        51         70
Tax provision                                       --        17        20         41
                                                 -----     -----     -----      -----
Income from operations                              --        11        31         29
Loss from disposal of business, including
a (benefit) provision for income taxes of
$(24) and $51 million for 2002, respectively        --        --      (230)        --
                                                 -----     -----     -----      -----
Income (loss) from discontinued operations       $  --     $  11     $(199)     $  29
                                                 =====     =====     =====      =====

(1)   Results of operations for period are through April 28, 2002.

4.    Goodwill and Other Intangible Assets

      Effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite useful lives are not amortized but instead are reviewed for impairment at least annually and written down only in periods in which it is determined that the fair value is less than the recorded value. SFAS 142 also requires the transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. The Company has identified the following reporting units: BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Pinova (formerly Rosin and Terpenes). In connection with the Company's transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units. In the first quarter of 2002, the Company completed its transitional impairment review of identified reporting units and recognized after tax impairment losses of $262 million in the BetzDearborn reporting unit and $87 million in the FiberVisions reporting unit as a cumulative effect of a change in accounting principle.

      In addition, an after-tax impairment loss of $19 million was recognized in the first quarter of 2002 relating to the Company's equity investment in CP Kelco, which will also have an impairment under SFAS 142. After recognition of this impairment, the carrying value for the Company's investment in CP Kelco is zero.

      The following table reflects the effect of the adoption of SFAS 142 on net loss and net loss per share as if SFAS 142 had been in effect for the periods presented.


(Dollars in millions, except per share)                           Three Months Ended          Nine Months Ended
                                                                     September 30,              September 30,
                                                                ----------------------      ----------------------
                                                                  2002          2001          2002          2001
                                                                --------      --------      --------      --------
Net loss before cumulative effect of change in
 accounting principle:
As reported                                                     $    (35)     $    (71)     $   (258)     $    (58)
Goodwill amortization                                                 --            13            --            38
                                                                --------      --------      --------      --------
Adjusted net loss before cumulative effect of change
 in accounting principle                                        $    (35)     $    (58)     $   (258)     $    (20)
                                                                ========      ========      ========      ========
Basic and diluted net (loss) income per share before
 cumulative effect of change in accounting principle:

As reported                                                     $  (0.32)     $  (0.66)     $  (2.37)     $  (0.54)
Goodwill amortization                                                 --          0.12            --          0.35
                                                                --------      --------      --------      --------
Adjusted basic and diluted (loss) income per share
 before cumulative effect of change in accounting principle     $  (0.32)     $  (0.54)     $  (2.37)     $  (0.19)
                                                                ========      ========      ========      ========
Net loss:
As reported                                                     $    (35)     $    (71)     $   (626)     $    (58)
Goodwill amortization                                                 --            13            --            38
                                                                --------      --------      --------      --------
Adjusted net loss                                               $    (35)     $    (58)     $   (626)     $    (20)
                                                                ========      ========      ========      ========
Basic and diluted net (loss) income per share:

As reported                                                     $  (0.32)     $  (0.66)     $  (5.74)     $  (0.54)
Goodwill amortization                                                 --          0.12            --          0.35
                                                                --------      --------      --------      --------
Adjusted basic and diluted (loss) income per share              $  (0.32)     $  (0.54)     $  (5.74)     $  (0.19)
                                                                ========      ========      ========      ========

         Accumulated amortization for goodwill upon adoption of SFAS 142 was $185 million. The following table shows changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by operating segment.


(Dollars in millions)                                Engineered
                                        Performance   Materials
                                          Products   & Additives     Total

                                          -------      -------      -------
Balance at January 1, 2002                $ 1,724      $   172      $ 1,896
                                          -------      -------      -------
Discontinued operations
BetzDearborn                                 (924)          --         (924)
                                          -------      -------      -------
Total discontinued operations                (924)          --         (924)
                                          -------      -------      -------
Impairment losses

BetzDearborn, discontinued operations        (179)          --         (179)
BetzDearborn, cumulative effect              (267)          --         (267)
FiberVisions, cumulative effect                --          (87)         (87)
                                          -------      -------      -------
Total impairment losses                      (445)         (87)        (532)
                                          -------      -------      -------
Foreign currency translation                   14           --           14
                                          -------      -------      -------
Balance at September 30, 2002             $   368      $    85      $   453
                                          =======      =======      =======

The following table provides information regarding the Company's other intangible assets with finite lives:


(Dollars in millions)                       Customer      Trademarks     Other
                                          Relationships  & Tradenames  Intangibles  Total
                                          -------------  ------------  -----------  ------
GROSS CARRYING AMOUNT

Balance, January 1, 2002                      $ 330          $ 250        $ 140      $ 720
Discontinued operations - BetzDearborn         (241)          (180)         (70)      (491)
                                              -----          -----        -----      -----
Balance, September 30, 2002                      89             70           70        229
                                              -----          -----        -----      -----
ACCUMULATED AMORTIZATION

Balance, January 1, 2002                      $ (28)         $ (20)       $ (57)     $(105)
Current year amortization                        (3)            (1)          (5)        (9)
Discontinued operations - BetzDearborn           21             16           23         60
                                              -----          -----        -----      -----
Balance, September 30, 2002                     (10)            (5)         (39)       (54)
                                              -----          -----        -----      -----
NET CARRYING AMOUNT

Balance, January 1, 2002                      $ 302          $ 230        $  83      $ 615
Current year amortization                        (3)            (1)          (5)        (9)
Discontinued operations - BetzDearborn         (220)          (164)         (47)      (431)
                                              -----          -----        -----      -----
Balance, September 30, 2002                   $  79          $  65        $  31      $ 175
                                              =====          =====        =====      =====

      Total amortization expense for each of the three month periods ended September 30, 2002 and 2001 for other intangible assets was $2 million and $6 million respectively, of which $2 million and $2 million was included in income from continuing operations for the three months ended September 30, 2002 and 2001, respectively. Total amortization expense for each of the nine month periods ended September 30, 2002 and 2001 for other intangible assets was $9 million and $19 million, respectively, of which $7 million and $7 million, was included in income from continuing operations for the nine months ended September 30, 2002 and 2001, respectively. Total goodwill amortization expense for the three and nine months ended September 30, 2001 was $13 million and $38 million, respectively, of which $4 million and $12 million respectively, was included in income from continuing operations. Estimated amortization expense for 2002 and the five succeeding fiscal years is $9 million per year through 2006 and $8 million during 2007.

5. The following table shows the amounts used in computing loss per share and the effect on loss and the weighted-average number of shares of dilutive potential common stock:


(In millions, except              Three Months Ended September 30,         Nine Months Ended September 30,
per share )                           2002                2001                 2002              2001
                               ------------------   ------------------   -----------------  ------------------
                                                              (Loss)                                  (Loss)
                                         (Loss)     (Loss)    earnings            (Loss)    (Loss)    earnings
                               (Loss)   per share  earnings  per share   (Loss)  per share  earnings per share
                               -------  ---------  --------  ---------   ------  ---------  -------- ---------
BASIC AND DILUTED:
Continuing operations          $   (35)  $ (0.32)   $  (82)   $ (0.76)    $ (59)  $ (0.54)   $ (87)  $ (0.81)
Discontinued operations             --        --        11       0.10      (199)    (1.83)      29      0.27
Cumulative effect of change
in accounting principle             --        --        --         --      (368)    (3.37)      --        --
                               -------   -------    ------    -------     -----   -------    -----   -------
Net loss                       $   (35)  $ (0.32)   $  (71)   $ (0.66)    $(626)  $ (5.74)   $ (58)  $ (0.54)
                               =======   =======    ======    =======     =====   =======    =====   =======
Weighted average number

of basic shares (millions)       109.2               108.4                109.2              108.1

The Company has subordinated debentures which are convertible into common stock. The common stock shares into which these debentures are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive.

6. Cost of sales and expenses include depreciation expense related to continuing operations of $17 million and $15 million for the three months ended September 30, 2002 and 2001, respectively, and $52 million and $55 million for the nine months ended September 30, 2002 and 2001, respectively.

7. Other operating expense (income), net, for the three and nine months ended September 30, 2002 include environmental charges of $4 million and $9 million, respectively, and additional restructuring charges of $8 million and $18 million associated with the comprehensive cost reduction and work process redesign program announced in September 2001 (see Note 10), respectively. Additionally, the Company recognized a $6 million asset impairment charge in the Performance Products segment in the nine month period. Miscellaneous (income) expenses were ($1) million and $2 million, respectively, for the three and nine month periods.

      Other operating (income) expense for the three and nine months ended September 30, 2001 includes environmental charges of $2 million and $6 million, respectively. Both periods also include restructuring charges of $45 million associated with the comprehensive cost reduction and work process redesign program (see Note 10), partially offset by $5 million and $7 million in restructuring reversals pertaining to prior year plans for the quarter and nine-month periods. The nine months ended September 30, 2001 includes $74 million in net gains from the sale of the Company's hydrocarbon resins business, select portions of its rosin resins business, its peroxy chemicals business and its 50% interest in Hercules-Sanyo, Inc. Partially offsetting these gains are $5 million of executive severance charges, $3 million in non-recurring fees related to the 2001 proxy contest and other matters and $1 million in project abandonment costs. The quarter also included other charges of $1 million.

8.    Interest and debt costs are summarized as follows:


(Dollars in millions)    Three Months Ended       Nine Months Ended
                            September 30,           September 30,
                          ----------------        ----------------
                          2002        2001        2002        2001
                          ----        ----        ----        ----
Costs incurred            $ 17        $ 46        $ 78        $158
Amount capitalized          --          --          --           4
                          ----        ----        ----        ----
Interest expense          $ 17        $ 46        $ 78        $154
                          ====        ====        ====        ====

9. Other expense, net for the three and nine-months ended September 30, 2002 includes $65 million and $68 million, respectively, in net charges for estimated asbestos exposures (see Note 13). The nine months also include a $43 million charge for debt prepayment penalties and the write-off of debt issuance costs associated with the repayment of debt with the proceeds from the sale of the Water Treatment Business (see Notes 3 and 11) and approximately $2 million for litigation costs of a former operating unit. The three and nine month periods also include miscellaneous expenses of $2 million and $3 million, respectively.

      Other expense, net, for the three and nine months ended September 30, 2001 includes approximately $3 million and $6 million, respectively, for litigation costs; $1 million and $4 million, respectively, of miscellaneous discounts; and losses from the sale of assets of $2 million and $1 million, respectively. Interest income of $1 million and $4 million, respectively, is included for the three and nine month periods and foreign currency gains of approximately $4 million, partially offset by rent expense of $1 million are included in the nine months ended September 30, 2001. Litigation costs, rent expense and asset sales primarily relate to former operations of the Company. The quarter and nine-months included other charges of $1 million each.

10. The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs of $28 million and $43 million at September 30, 2002 and December 31, 2001, respectively. During 2001, management authorized and committed to a plan to reduce the workforce as part of the comprehensive cost reduction and work process redesign program. Under this plan, 1,279 employees have left or will leave the Company, of which 1,076 employees were terminated pursuant to this plan through September 30, 2002. The Company incurred restructuring charges of $69 million relating to this plan, which includes charges of $63 million for employee termination benefits and $6 million for exit costs related to facility closures. For the three and nine months ended September 30, 2002, as a result of additional employee terminations, the estimate for severance benefits pertaining to the 2001 plan increased by $8 million and $17 million, respectively. The estimate for exit costs related to facility closures was increased by an additional $1 million in the nine months ended September 30, 2002. The plan includes reductions throughout the Company.

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

      Cash payments during the three and nine months ended September 30, 2002 were $8 million and $28 million, respectively, for severance benefits and other exit costs. Severance benefits paid during the year include the continuing benefit streams of previously terminated employees under all three plans as well as those terminated in the current year. Severance benefits were paid in accordance with the Company's standard severance pay plans, or in accordance with local practices outside the United States.

      A reconciliation of activity with respect to the liabilities established for these plans is as follows:

(Dollars in millions)                                  September 30,  December 31,
                                                           2002          2001
                                                       -------------  ------------
Balance at beginning of year                                $ 43          $ 34
Additional termination benefits and other exit costs          18            51
Cash payments                                                (28)          (25)
Reversals against goodwill                                    (3)          (10)
Reversals against earnings                                    --            (7)
Transferred with discontinued operations                      (2)           --
                                                            ----          ----
Balance at end of period                                    $ 28          $ 43
                                                            ====          ====


      The balance at the end of the period represents severance benefits and other exit costs of which $24 million pertains to the 2001 restructuring plan, $2 million pertains to the 1998 BetzDearborn plan and $2 million relates to other restructuring plans initiated in 2000.

11.   A summary of short-term and long-term debt follows:


(Dollars in millions)                   September 30, December 31,
SHORT-TERM:                                 2002          2001
                                            ----          ----
Banks                                       $  1          $  9
Current maturities of long-term debt         142           242
                                            ----          ----
                                            $143          $251
                                            ====          ====

      Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. At September 30, 2002, the Company had $47 million of unused short-term lines of credit that may be drawn as needed. Short-term lines of credit in use at September 30, 2002 were $14 million.

(Dollars in millions)                                                                   September 30,    December 31,
LONG-TERM:                                                                                  2002            2001
                                                                                        -------------    ------------
6.60% notes due 2027                                                                       $   100         $   100
6.625% notes due 2003                                                                          125             125
11.125% senior notes due 2007                                                                  400             400
8% convertible subordinated debentures due 2010                                                  3               3
Term loan tranche A due in varying amounts through 2003                                         --             543
Term loan tranche D due 2005                                                                    --             372
Revolving credit agreement due 2003                                                             --             516
ESOP debt                                                                                       --              84
Term notes at various rates from 5.23% to 9.60% due in varying amounts through 2006             51              52
Other                                                                                            4               6
                                                                                           -------         -------
                                                                                               683           2,201
Current maturities of long-term debt                                                          (142)           (242)
                                                                                           -------         -------
Net long-term debt                                                                         $   541         $ 1,959
                                                                                           =======         =======


      In 1998, the Company entered into a $3,650 million credit facility ("senior credit facility")with a syndicate of banks which included varying maturity term loans totaling $2,750 million and a $900 million revolving credit agreement. The Company used the net proceeds of approximately $1.7 billion from the sale of the Water Treatment Business (see Note 3) to permanently reduce long-term debt, repaying in full the following borrowings: Term Loan Tranche A, Term Loan Tranche D, the Revolving Credit Agreement and the ESOP credit facility. In addition, effective with the consummation of the sale of the Water Treatment Business and the application of the net proceeds, the revolving credit facility was permanently reduced from $900 million to $200 million. Of the $200 million revolving credit facility, $170 million can be used for multi-currency denominated borrowings and $30 million is restricted to U.S. dollar-denominated debt. The amendment also resulted in the cancellation of the Canadian revolving credit facility. As of September 30, 2002, $200 million of the revolving credit facility was available for use.

      The Company's senior credit facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio ("leverage ratio"), an interest coverage ratio and minimum net worth. Effective March 6, 2002, the senior credit facility was amended to (i) modify certain financial covenants;
(ii) change the mandatory prepayment provisions; (iii) permit the reorganization of the Company in order to effect the separation of the Water Treatment Business; and (iv) permanently reduce the revolving committed amount under the credit facility to $200 million. The amendment to the senior credit facility also included provisions that became effective upon the consummation of the sale of the Water Treatment Business and the prepayment of the credit facility, which occurred on April 29, 2002. These additional provisions included the following:
(i) the release of the subsidiary stock pledged to the collateral agent; (ii) the elimination of the requirement that stock of any additional subsidiaries be pledged in the future; and (iii) the revision of the permitted amount of asset purchases and dispositions.

      A portion of the net proceeds ($73 million) from the sale of the Water Treatment Business was used to collateralize the Company's outstanding letters of credit.

12.   Company-obligated Preferred Securities of Subsidiary Trusts consists of:


(Dollars in millions)                          September 30,  December 31,
                                                   2002            2001
                                               -------------  ------------
9.42% Trust Originated Preferred Securities        $362            $362
6 1/2% CRESTS Units                                 262             262
                                                   ----            ----
                                                   $624            $624
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

      Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The estimated range of the reasonably possible share of costs for the investigation and cleanup is between $85 million and $251 million. The Company believes that the actual cost will more likely approximate $85 million based on its estimation methods and prior experience. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30.

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

      Hercules Incorporated v. Aetna Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-1-CV (consolidated)

      In 1992, Hercules brought suit against its insurance carriers for past and future costs for cleanup of certain environmental sites. In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas site (see discussion above) was completed. The jury returned a "Special Verdict Form" with findings that, in conjunction with the Court's other opinions, were used by the Court to enter a judgment in August 1999. The judgment determined the amount of Hercules' recovery for past cleanup expenditures and stated that Hercules is entitled to similar coverage for costs incurred since September 30, 1997 and in the future. Hercules has not included any insurance recovery in the estimated range of costs above. Since entry of the Court's August 1999 order, Hercules has entered into settlement agreements with several of its insurance carriers and has recovered certain settlement monies. The terms of those settlements and the amounts recovered are confidential. On August 15, 2001, the Delaware Supreme Court issued a decision in Hercules Incorporated v. Aetna

Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-1-CV (consolidated). In its decision, the Delaware Supreme Court affirmed the trial court in part, reversed the trial court in part and remanded the case for further proceedings. The specific basis upon which the Delaware Supreme Court reversed the trial court was the trial court's application of pro rata allocation to determine the extent of the insurers' liability. Over the past few months, Hercules has reached an agreement or agreement in principle to settle with two additional insurers, the terms of which are confidential. As a result, Hercules has decided not to pursue this litigation against the remaining defendants, and has taken steps to conclude this litigation.

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

      At September 30, 2002, the accrued liability of $85 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules, and the resolution of any of these matters during a specific period could have a material effect on the quarterly or annual results of that period.

LITIGATION

      The Company is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to asbestos fibers from resin-encapsulated pipe and tank products which were sold by one of the Company's former subsidiaries to a limited industrial market ("products claims"). The Company is also a defendant in lawsuits alleging exposure to asbestos at facilities formerly or presently owned or operated by the Company ("premises claims"). Claims are received and settled or otherwise resolved on an on-going basis. In late December 1999, the Company entered into a settlement agreement to resolve the majority of the claims then pending. In connection with that settlement, the Company also entered into an agreement with several of the insurance carriers which sold that former subsidiary primary and first level excess insurance policies. Under the terms of that agreement, the majority of the amounts paid to resolve those products claims will be insured, subject to the limits of the insurance coverage provided by those policies. The terms of both settlement agreements are confidential.

      Since entering into those agreements, the Company has continued to receive and settle or otherwise resolve claims on an on-going basis, with the number of new claims averaging approximately 2,200 per year during 2000 and 2001. Between January 1, 2002 and October 31, 2002, the Company received approximately 7,145 claims. During that same time period, the Company also received approximately 10,501 claims all of which have either been dismissed without payment or are in the process of being dismissed without payment, as described below. We are continuing to evaluate whether this increase in claims throughout 2002 is an anomaly or a new trend.

      As of October 31, 2002, the Company had pending approximately 11,518 unresolved claims, of which approximately 756 are premises claims. Further, as of October 31, 2002, the Company had pending approximately 10,642 claims, all of which have been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs' retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability. A significant portion of the current increase in products claims both pending and which are in the process of being dismissed are the result of the filing of a small number of "consolidated" complaints each of which names hundreds to thousands of plaintiffs and a large number of defendants, but which provides little information connecting any specific plaintiff's alleged injuries to any specific defendant's products or premises. Finally, as of October 31, 2002, there were pending approximately 2,938 unpaid claims which have been settled or are subject to the terms of a settlement agreement. In accordance with the terms of the previously mentioned agreement with several insurance carriers, as well as agreements with two other excess insurance carriers, the majority of the amounts paid and to be paid to resolve those unpaid settled claims will be insured.

      The Company anticipates that the primary and first level excess insurance policies referenced above will exhaust over the next 6 to 12 months, assuming that the rate of settlements and payments remains relatively consistent with the Company's past experience. Nonetheless, based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and estimated future asbestos-related liabilities. (The foregoing is based on the Company's assumption that the number of future claims filed per year and claim resolution payments will vary considerably from year-to-year and by plaintiff, disease, venue, and other circumstances, but will, when taken as a whole, remain relatively consistent with the Company's past experience. It is also based on the Company's assumption that these matters cease to be an on-going liability after ten years, the Company's evaluation of potentially available insurance coverage, and its review of the relevant case law. However, the Company recognizes that the number of future claims filed per year and claim resolution payments could greatly exceed those reflected by its past experience, that these matters may continue to be an on-going liability for a period extending well beyond ten years, that its evaluation of potentially available insurance coverage may change depending upon numerous variables including risks inherent in litigation and the risk that one or more insurance carriers may refuse or be unable to meet its obligations to the Company, and that conclusions resulting from its review of relevant case law may be impacted by future court decisions or changes in the law.) The Company is seeking defense and indemnity payments or an agreement to pay from those carriers responsible for excess coverage whose levels of coverage have been or will soon be reached. Although those excess carriers have not yet agreed to defend or indemnify it, the Company believes that it is likely that they will ultimately agree to do so, and that the majority of its estimated future asbestos related costs will ultimately be paid or reimbursed by those carriers. However, if the Company is not able to reach satisfactory agreements with those carriers prior to exhaustion of the primary and first level excess insurance policies now covering the majority of its current asbestos related claims, then beginning as early as sometime in 2003, the Company might be required to completely fund these matters while it seeks reimbursement from its carriers.

      Based on the assumptions set forth in the preceding paragraph, the reasonably possible future financial exposure for these matters is estimated to be less than $350 million. Based on extrapolating data from a recently published study on asbestos litigation in the United States, the reasonably possible minimum financial exposure to the Company for these matters is estimated to be $160 million. However, there can be no assurance that such extrapolated data will apply to the Company since the Company's actual financial exposure will depend on its particular circumstances. As stated above, the Company presently believes that the majority of this range of financial exposures will be funded by insurance proceeds. Cash payments related to this exposure are expected to be made over an extended number of years.

      Due to the dynamic nature of asbestos litigation and the present uncertainty concerning the participation of its excess insurance carriers, however, the Company's estimates are inherently uncertain, and these matters may present significantly greater and longer lasting financial exposures than presently anticipated. As a result, the Company's liability with respect to asbestos-related matters could exceed present estimates and may require a material change in the accrued liability for these matters within the next twelve months. If the Company's liability does exceed amounts recorded in the balance sheet, the Company presently believes that the majority of any additional liability it may reasonably anticipate will be paid or reimbursed by its insurance carriers.

      The Company has estimated and, therefore, has a recorded gross liability for asbestos-related matters in its September 30, 2002 balance sheet of $225 million. The Company believes that it is probable that $145 million of that amount will be funded by or recovered from insurance carriers. Accordingly, the Company has recorded an asset in this amount in its September 30, 2002 balance sheet. The Company, in conjunction with outside advisors, intends to study its asbestos-related exposures, insurance recovery expectations, and reserves on an on-going quarterly basis, and make adjustments as appropriate.

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

      In August 1999, the Company was sued in an action styled as Cape Composites, Inc. v. Mitsubishi Rayon Co., Ltd., Case No. 99-08260 (U.S. District Court, Central District of California), one of a series of similar purported class action lawsuits brought on behalf of purchasers (excluding government purchasers) of carbon fiber and carbon prepreg in the United States from the named defendants from January 1, 1993 through January 31, 1999. The lawsuits were brought following published reports of a Los Angeles federal grand jury investigation of the carbon fiber and carbon prepreg industries. In these lawsuits, plaintiffs allege violations of Section 1 of the Sherman Antitrust Act for alleged price fixing. In September 1999, these lawsuits were consolidated by the Court into a case captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California), with all related cases ordered dismissed. This lawsuit is in the early stages of motion practice and discovery. On March 11, 2002, the Court tentatively granted plaintiffs' Motion to Certify Class. That Order was made final on May 2, 2002. The Company is named in connection with its former Composites Products Division, which was sold to Hexcel Corporation in 1996, and has denied liability and will vigorously defend this action.

      Since September 2001, Hercules, along with the other defendants in the Thomas & Thomas Rodmakers action referred to above, has been sued in nine California state court purported class actions brought on behalf of indirect purchasers of carbon fiber. In January 2002, these were consolidated into a case captioned Carbon Fiber Cases I, II, and III, Judicial Council Coordination Proceedings Nos. 4212, 4216 and 4222, Superior Court of California, County of San Francisco. These actions all allege violations of the California Business and Professions Code relating to alleged price fixing of carbon fiber and unfair competition. The Company denies liability and will vigorously defend each of these actions.

      In June 2002, a purported class action was filed in Massachusetts under the caption Saul M. Ostroff, et al. v. Newport Adhesives, et al., Civil Action No. 02-2385, Superior Court of Middlesex County. This matter is a purported class action brought on behalf of consumers who purchased merchandise manufactured by carbon fiber, and alleges the same types of price fixing activities alleged in the actions described in the previous two paragraphs. In October 2002, the Company was notified that Horizon Sports Technologies had "opted out" of the federal antitrust class action described above (Thomas & Thomas Rodmakers) and filed its own suit against Hercules and the other defendants in that action (Horizon Sports Technologies, Inc. v. Newport Adhesives and Composites, Inc., et al., Case No. CV02-8126FMC (RNEX), U.S. District Court, Central District of California, Western Division).

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

      On September 28, 2000, the Company sold its Food Gums Division to CP Kelco ApS, a joint venture that the Company entered into with Lehman Brothers Merchant Banking Partners II, L.P. CP Kelco also acquired the biogums business of Pharmacia Corporation (formerly Monsanto Company). In April 2001, CP Kelco U.S., Inc., a wholly owned subsidiary of CP Kelco ApS, sued Pharmacia (CP Kelco U.S., Inc. v. Pharmacia Corporation, U.S. District Court for the District of Delaware, Case No. 01-240-RRM) alleging federal securities fraud, common law fraud, breach of warranties and representations, and equitable fraud. In essence, the lawsuit alleges that Pharmacia misrepresented the value of the biogums business, resulting in damages to CP Kelco U.S., including the devaluation of CP Kelco U.S.'s senior debt by the securities markets. The complaint seeks over $430 million in direct damages, as well as punitive damages. In June 2001, Pharmacia filed a third-party complaint against the Company and Lehman. That complaint seeks contribution and indemnification from the Company and Lehman, jointly and severally, for any damages that may be awarded to CP Kelco U.S. in its action against Pharmacia. The Company believes that the third-party lawsuit against it and Lehman is without merit and filed a Motion for Judgment on the Pleadings, which was granted on September 19, 2002. Pharmacia has indicated that it will appeal. The Company continues to deny any liability to Pharmacia and will vigorously defend any appeal.

      At September 30, 2002, the consolidated balance sheet reflects a current liability of approximately $30 million and a long-term liability of approximately $200 million for litigation and claims. These amounts represent management's best estimate of the probable and reasonably estimable losses related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

14.   Segment Information

      Subsequent to the sale of the Water Treatment Business, the Company realigned its reportable segments. The new reportable segments are Performance Products and Engineered Materials and Additives. The Performance Products segment is comprised of the Pulp and Paper Division and the Aqualon Division; the Engineered Materials and Additives segment is composed of the FiberVisions Division and the Pinova (formerly Rosin and Terpenes) Division.

(Dollars in millions)                          Three Months Ended             Nine Months Ended
                                                  September 30,                  September 30,
                                            -----------------------         -----------------------
                                             2002           2001 (a)         2002           2001 (a)
                                            -------         -------         -------         -------
Net Sales:
Performance Products                        $   359         $   341         $ 1,042         $ 1,024
Engineered Materials & Additives (b)             84              81             240             355
                                            -------         -------         -------         -------
            Consolidated                    $   443         $   422         $ 1,282         $ 1,379
                                            =======         =======         =======         =======
Profit from Operations:
Performance Products                        $    63         $    44         $   183         $   117
Engineered Materials & Additives (b)              8               1              14              15
Reconciling Items (c)                           (11)            (42)            (30)             20
                                            -------         -------         -------         -------
            Consolidated                    $    60         $     3         $   167         $   152
                                            =======         =======         =======         =======


(a) As discussed above, the reportable segments of the Company have been realigned subsequent to the sale of the BetzDearborn Water Treatment Business. In addition, substantially all the reconciling items have been allocated to the segments.

(b) Net sales and profit from operations in 2001 include the results of the hydrocarbon resins, select rosin resins and the peroxy chemicals businesses which were divested in May 2001. Net sales and Profit from operations in 2001 have been reclassified to conform to the current year presentation.

(c) Reconciling Items for the three and nine months ended September 30, 2002 include restructuring charges, environmental costs and other corporate costs not allocated to the businesses. Reconciling items for the three and nine months ended September 30, 2001 include restructuring charges, environmental costs, other corporate costs not allocated to the businesses and the net gains from the sale of the hydrocarbon resins, select rosin resins and peroxy chemicals businesses.

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, "quarter" and "nine-month period" refer to the third quarter of 2002 and the nine-months ended September 30, 2002. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

      On April 29, 2002, the Company completed the sale of its BetzDearborn Water Treatment Business (the "Water Treatment Business"). Accordingly, the Water Treatment Business has been treated as a discontinued operation. Following the divestiture, the Company realigned its reportable segments. The new reportable segments are Performance Products, consisting of the Pulp and Paper and Aqualon Divisions, and Engineered Materials and Additives, consisting of the FiberVisions and Pinova (formerly Rosin and Terpenes) Divisions. In addition, substantially all reconciling items have been allocated to the segments. The reconciling items primarily include corporate expenses. Results of operations for 2001 have been restated to conform to the current year presentation.

      Effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company ceased amortization of goodwill and other indefinite lived intangible assets. Goodwill amortization totaled $13 million and $38 million in the three and nine-months ended September 30, 2001, of which approximately $4 million and $12 million was related to continuing operations for the corresponding periods, and $9 million and $26 million was related to discontinued operations in the three and nine-months ended September 30, 2001.

      In May 2001, the Company completed divestitures of its hydrocarbon resins business, select portions of its rosin resins business, and its peroxy chemicals business (the "Resins Divestitures").

      The following tables reconcile reported net sales and profit from operations for the three and nine-month periods ended September 30, 2002 and 2001 to net sales and profit from operations for the respective periods excluding unusual items, divested businesses and goodwill amortization.


(Dollars in millions)                                                     (Unaudited)
                                                 ------------------------------------------------------------
                                                             Unusual       Divested    Goodwill
                                                 Reported     Items       Businesses  Amortization   Adjusted
                                                 --------  -------------  ----------  ------------   --------
THREE MONTHS ENDED SEPTEMBER 30, 2002:
Net Sales by Industry Segment
Performance Products                              $ 359         $  --         $--         $--          $ 359
Engineered Materials & Additives                     84            --          --          --             84
                                                  -----         -----         ---         ---          -----
Total                                             $ 443         $  --         $--         $--          $ 443
                                                  =====         =====         ===         ===          =====
Profit from Operations by Industry Segment

Performance Products                              $  63         $  --         $--         $--          $  63
Engineered Materials & Additives                      8            --          --          --              8
Reconciling Items                                   (11)            9(1)       --          --             (2)
                                                  -----         -----         ---         ---          -----
Total                                             $  60         $   9         $--         $--          $  69
                                                  =====         =====         ===         ===          =====
THREE MONTHS ENDED SEPTEMBER 30, 2001:
Net Sales by Industry Segment
Performance Products                              $ 341         $  --         $--         $--          $ 341
Engineered Materials and Additives                   81            --          --          --             81
                                                  -----         -----         ---         ---          -----
Total                                             $ 422         $  --         $--         $--          $ 422
                                                  =====         =====         ===         ===          =====
Profit from Operations by Industry Segment
Performance Products                              $  44         $  --         $--         $ 2          $  46
Engineered Materials and Additives                    1            --          --           2              3
Reconciling Items                                   (42)           40(1)       --          --             (2)
                                                  -----         -----         ---         ---          -----
Total                                             $   3         $  40         $--         $ 4          $  47
                                                  =====         =====         ===         ===          =====

(Dollars in millions)                                                          (Unaudited)
                                                 -----------------------------------------------------------------------
                                                                  Unusual         Divested         Goodwill
                                                 Reported          Items         Businesses      Amortization   Adjusted
                                                 --------      -------------    -----------      ------------   --------
NINE MONTHS ENDED SEPTEMBER 30, 2002:
Net Sales by Industry Segment
Performance Products                              $ 1,042         $    --         $    --            $ --        $ 1,042
Engineered Materials & Additives                      240              --              --              --            240
                                                  -------         -------         -------            ----        -------
Total                                             $ 1,282         $    --         $    --            $ --        $ 1,282
                                                  =======         =======         =======            ====        =======
Profit from Operations by Industry Segment
Performance Products                              $   183         $     6(2)      $    --            $ --        $   189
Engineered Materials & Additives                       14              --              --              --             14
Reconciling Items                                     (30)             20(1)           --              --            (10)
                                                  -------         -------         -------            ----        -------
Total                                             $   167         $    26         $    --            $ --        $   193
                                                  =======         =======         =======            ====        =======
NINE MONTHS ENDED SEPTEMBER 30, 2001:
Net Sales by Industry Segment
Performance Products                              $ 1,024         $    --         $    --            $ --        $ 1,024
Engineered Materials and Additives                    355              --            (113)(4)          --            242
                                                  -------         -------         -------            ----        -------
Total                                             $ 1,379         $    --         $  (113)           $ --        $ 1,266
                                                  =======         =======         =======            ====        =======
Profit from Operations by Industry Segment
Performance Products                              $   117         $    --         $    --            $  8        $   125
Engineered Materials and Additives                     15              --              (8)(4)           4             11
Reconciling Items                                      20             (27)(3)          --              --             (7)
                                                  -------         -------         -------            ----        -------
Total                                             $   152         $   (27)        $    (8)           $ 12        $   129
                                                  =======         =======         =======            ====        =======


(1)   Primarily restructuring charges.
(2)   Asset impairment charge.
(3) Primarily net gains on Resins Divestitures of $74 million offset by restructuring charges relating to the 2001 restructuring program.
(4)   Sales and operating profit pertaining to the Resins Divestitures.

      Consolidated net sales increased $21 million, or 5%, for the quarter. Compared with the third quarter 2001, prices declined 3% while volume/mix had a 5% positive impact and rate of exchange had a 3% positive impact. For the nine-month period, consolidated net sales declined $97 million, or 7%. The decline primarily reflects the effects of the Resins Divestitures. Profit from operations improved $57 million for the quarter and $15 million for the nine-month period. Excluding non-recurring items, divested businesses and goodwill amortization, profit from operations improved $22 million for the quarter, or 47%, and $64 million, or 50%, for the nine-month period. The improvement in profit from operations for both periods was driven by cost reductions and higher volumes, partially offset by lower prices. The second and third quarters are historically the strongest quarters. As the Company enters the fourth quarter, historically the weakest quarter, we see little evidence that aggregate demand is improving. The Company expects that earnings improvements in the fourth quarter and 2003 will be generated primarily by continued cost savings realized from the implementation of work process improvements.

      In the Performance Products segment, net sales grew $18 million, or 5%, for the quarter and $18 million, or 2% for the nine-month period versus the corresponding periods in 2001. Profit from operations improved $19 million, or 43%, for the quarter and $66 million, or 56%, for the nine-month period. In the Pulp and Paper Division, net sales grew 7% and 3% for the quarter and nine-month period, respectively, versus the prior year periods. Sales to GE Betz pursuant to a two-year supply agreement accounted for 3% and 2% of the net sales growth for the quarter and nine-month period, respectively. Excluding non-recurring items from all comparative periods and goodwill amortization from 2001 results, profit from operations in Pulp and Paper improved 23% for the quarter and 52% for the nine-month period versus the same periods last year. The net sales growth and improvement in profit from operations resulted from lower costs and slightly higher volumes, partially offset by lower pricing. Profit from operations in the nine-month period 2002 was negatively impacted by an asset impairment charge. Net sales in the Aqualon Division, compared to 2001, increased 3% for the quarter and were flat for the nine-month period and profit from operations, excluding goodwill amortization from 2001 results, improved 50% and 49%, respectively, for the quarter and nine-month period. The increase in profit from operations was driven by lower raw material costs, operating cost reductions and favorable product mix, partially offset by lower selling prices.

      In the Engineered Materials and Additives segment, excluding divested businesses and goodwill amortization from 2001 operating profit results, net sales increased $3 million, or 4%, for the quarter and decreased $2 million, or 1%, for the nine-month period. On the same basis, profit from operations improved $5 million, or 167%, in the quarter and $3 million, or 27%, for the nine-month period versus the prior year period. FiberVisions net sales increased 9% for the quarter and declined

2% for the nine-month period. Improved sales in the quarter were largely driven by a positive rate of exchange effect and higher volumes partially offset by competitive pricing issues while lower sales in the nine-month period were driven by contractual customer pass through of lower polypropylene costs and competitive pricing issues partially offset by a positive rate of exchange effect and higher volumes. Profit from operations improved for the quarter on lower fixed costs and was flat for the nine-month period, after adjusting 2001 for a revision to an estimate for accrued benefits. Excluding divested businesses, Pinova (formerly Rosin and Terpenes) net sales decreased 7% for the quarter and increased 1% for the nine-month period and profit from operations improved substantially versus both the prior year quarter and nine-month period. The improvement in profit from operations was driven by lower fixed costs.

      Interest and debt expense, and preferred security distributions of subsidiary trusts decreased $29 million for the quarter and $76 million for the nine-month period, primarily due to lower outstanding debt balances, reflecting the application of proceeds from the sale of the Water Treatment Business on April 29, 2002 and 2001 asset sales, as well as lower interest rates. The Company used the proceeds from 2001 asset sales to reduce debt balances by approximately $336 million in 2001. Following the sale of the Water Treatment Business, the Company applied the proceeds to permanently reduce long-term debt by approximately $1.6 billion and collateralize $73 million of the Company's outstanding letters of credit (see Note 11).

      Other expense, net increased $61 million in the quarter and $111 million in the nine-month period. Both the quarter and nine-month period include a $65 million charge to increase the reserve for future potential asbestos claims. The nine-month period also includes the write-off of debt issuance costs associated with the repayment of debt from the proceeds of the Water Treatment Business sale (see Notes 3, 9 and 11).

      The effective tax rate for the quarter for continuing operations was 11%. The tax expense in 2001 reflects the effects of non-deductible goodwill amortization, repatriation of foreign earnings and other provisions. The anticipated full year 2002 tax rate for continuing operations is approximately 8%.

DISCONTINUED OPERATIONS

      On April 29, 2002, Hercules completed the sale of the Water Treatment Business to GE Specialty Materials, a unit of General Electric Company. The sale price was $1.8 billion in cash, resulting in net after tax proceeds of approximately $1.7 billion. The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility (see Note 11). Pursuant to SFAS 144, the Water Treatment Business has been treated as a discontinued operation as of February 12, 2002, and accordingly, 2001 financial information has been restated. The loss from discontinued operations for the nine-months ended September 30, 2002 includes an after-tax loss on the disposal of the business of $230 million.

      The Paper Process Chemicals Business, representing approximately one-third of the business of BetzDearborn Inc. originally acquired in 1998, was fully integrated into and continues to be reported within the Pulp and Paper Division.

ADOPTION OF SFAS NO. 142

      The Company implemented SFAS 142 during the first quarter 2002. Under the provisions of this standard, goodwill and intangible assets with indefinite useful lives are not amortized but instead are reviewed for impairment at least annually and written down only in periods in which it is determined that the fair value is less than the recorded value. In connection with the Company's transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units. The Company recognized after tax impairment charges of $262 million in the BetzDearborn reporting unit and $87 million in the FiberVisions reporting unit. In addition, an after tax impairment charge of $19 million was recognized for the Company's equity investment in CP Kelco. After recognition of this impairment charge, the Company's book carrying value in CP Kelco is zero.

FINANCIAL CONDITION

      Liquidity and Financial Resources. Net cash used by continuing operations was $253 million for the nine-month period 2002 compared to cash used by continuing operations of $85 million in the nine-month period 2001. The increase primarily reflects higher tax payments and a $65 million pension contribution. Net cash provided by operations was $50 million for the quarter compared to cash used by operations of $69 million for the third quarter 2001. The current ratio has increased to .98 at September 30, 2002, compared with .92 at December 31, 2001. The quick ratio has improved to .73 at September 30, 2002 from .66 at December 31, 2001. As of September 30, 2002, the Company had $200 million available under its revolving credit agreement and $47 million of unused short-term lines of credit. The Company expects to meet short-term cash requirements from operating cash flow and availability under lines of credit. Future compliance with debt covenants is dependent upon generating sufficient earnings, EBITDA and cash flow which are, in turn, impacted by business performance, economic climate, competitive uncertainties and possibly the resolution of contingencies.

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

      The $200 million revolving credit facility expires in October 2003. The Company is currently negotiating with a consortium of financial institutions for a new multi-year revolving credit facility, term loan and asset backed finance facility. The proceeds from these facilities, expected to close at the end of 2002, will be used to retire maturing short-term debt, replace expiring credit facilities and for general corporate purposes.

      Capital Structure and Commitments. Total capitalization (stockholders' equity, Company obligated preferred securities of subsidiary trusts and debt) decreased to $1.5 billion at September 30, 2002, from $3.5 billion at year-end 2001. The ratio of debt-to-total capitalization decreased to 46% at September 30, 2002 from 62% at December 31, 2001.

RISK FACTORS

      Market Risk - Fluctuations in interest and foreign currency exchange rates affect the Company's financial position and results of operations. The Company uses several strategies from time to time to actively hedge interest rate and foreign currency exchange rate exposure and minimize the effect of such fluctuations on reported earnings and cash flow. Sensitivity of the Company's financial instruments to selected changes in market rates and prices which are reasonably possible are described below. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The market values for interest rate risk are calculated by utilizing a third-party software model that utilizes standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

      The Company's derivative and other financial instruments subject to interest rate risk at September 30, 2002 consist of debt instruments, pension benefit obligations and pension plan assets invested in fixed rate securities. The debt instruments have a net market value at September 30, 2002 of $1.2 billion. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their current levels, with all other variables held constant. A 100-basis point increase in interest rates at September 30, 2002 would result in a $57 million decrease in the net market value of the liability. A 100-basis point decrease in interest rates at September 30, 2002 would result in a $69 million increase in the net market value of the liability. The change in the net market value of derivative and other financial instruments from year-end 2001 is primarily due to the repayment of both syndicated and revolving debt as a result of the sale of the Water Treatment Business on April 29, 2002 (see Notes 3 and 11).

      The Company's financial instruments subject to foreign currency exchange risk consist of foreign currency forward contracts and represent a net asset position of $0.1 million at September 30, 2002. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at September 30, 2002 would result in a net liability of $1.2 million while a 10% weakening of the dollar versus all currencies would result in a net asset of $1.4 million.

      Foreign exchange forward and option contracts have been used to hedge the Company's firm and anticipated foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in foreign exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. There are presently no significant restrictions on the remittance of funds generated by the Company's operations outside the United States.

      The Company has not designated any derivative as a hedge instrument under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and accordingly, changes in the fair value of derivatives are recorded each period in earnings.

     Pension and other post-retirement benefit obligations - The Company provides defined benefit pension and post-retirement welfare benefit plans to employees in the United States who meet eligibility requirements. Similar plans are provided outside the United States in accordance with local practice. Pension and other post-retirement benefit obligations in the United States and the related expense (income) are determined based upon actuarial assumptions regarding mortality, medical inflation rates, discount rates, long-term return on assets, salary increases, Medicare availability and other factors. The actual return on plan assets currently being earned in 2002 is, and the historical return on plan assets earned in 2000 and 2001 was, less than the corresponding assumption for long-term return on plan assets of 9.25% disclosed in previous financial statements. Because of the unfavorable performance of the pension investment portfolio over the past three years, pension expense is currently projected to increase $25 to $35 million each year over the next three years. Based on existing assumptions, pension and post-retirement benefit plan expenses for the years 2003, 2004 and 2005 are projected to be approximately $45 million, $70 million and $95 million, respectively. Of these amounts, approximately 35%, 60% and 65% are expected to be non-cash charges for the years 2003, 2004 and 2005, respectively. The actuarial assumptions are currently under review and a change in these assumptions, including an expected reduction in the return on plan assets, could adversely affect the level of projected expenses. In addition, interest rates have continued to decrease throughout 2002. At September 30, 2002, the Moody's Aa corporate bond yield, which is a key determinant for the discount rate, was 6.51%. A 100 basis point decrease or increase in the discount rate has approximately a plus or minus $130 million impact on the Company's accumulated pension benefit obligation ("ABO"). Based on current economic conditions and anticipated benefit payments, the Company anticipates that the ABO will exceed the fair value of plan assets at December 31, 2002 and, consequently, the Company will be required to recognize an additional liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to other comprehensive income in stockholders' equity. The prepaid pension asset balance for the U.S. plan is approximately $325 million at September 30, 2002. The Company presently expects to record a non-cash, after-tax charge to other comprehensive income of approximately $375 million at December 31, 2002. This charge is expected to result in a negative equity position for the Company. The Company does not believe this will have any substantial adverse effect on its operations or liquidity. If the plan performs in accordance with the actuarial assumptions, we anticipate making a cash contribution of about $40 million per year over the next six to seven years to our U.S. qualified pension plan to bring funding to required levels. We will also contribute $15 to $20 million to our non-U.S. pension plans in the fourth quarter 2002 to bring funding to required levels. The Company does not anticipate making any unusual contributions to its non-U.S. plans in 2003.

      Environmental Litigation - Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $85 million and $251 million. The Company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected (see Note 13 in Notes to Financial Statements).

      Environmental remediation expenses are funded from internal sources of cash. Such expenses are not expected to have a significant effect on the Company's ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows.

      Other Litigation - Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage and personal injury matters. The Company is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to asbestos fibers from resin-encapsulated pipe and tank products which were sold by one of the Company's former subsidiaries to a limited industrial market ("products claims"). The Company is also a defendant in lawsuits alleging exposure to asbestos at facilities formerly or presently owned or operated by the Company ("premises claims"). The Company's estimated liability and insurance recoveries are based on numerous assumptions regarding the number of future claims, the cost of settlements, potential insurance recoveries and other variables. While the Company believes its estimates are reasonable, there can be no assurance that these assumptions will prove to be correct and the Company's actual experience may differ materially over time. Since it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period (see Note 13 in Notes to Financial Statements).

FORWARD-LOOKING STATEMENT

     This quarterly report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on what management believes to be reasonable assumptions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: ability to generate cash, ability to raise capital, ability to refinance, the result of the pursuit of strategic alternatives, ability to execute work process redesign and reduce costs, business climate, business performance, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates, the impact of changes in the value of pension fund assets and liabilities, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, or the inability to eliminate or reduce such financial exposures by collecting indemnity payments from insurers, the impact of increased accruals and reserves for such exposures, and adverse changes in economic and political climates around the world, including terrorist activities and international hostilities. Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements. As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission. This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      For discussion of quantitative and qualitative disclosure about market risk, see "Risk Factors" under Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.

ITEM 4. CONTROLS AND PROCEDURES

        The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 30, 2002. Based upon that evaluation, the Company's Chief Executive Officer and Vice President and Controller concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      For information related to Legal Proceedings, see Notes to Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


        (a)   Exhibits.

              99.1 Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 Certification of Vice President and Controller Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

        (b)   Reports on Form 8-K.

              Date of Report         Item No.       Financial Statements Included
              --------------         --------       -----------------------------
              July 19, 2002          2, 7           Yes

              August 19, 2002        9              No

              August 21, 2002        9              No

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                     HERCULES INCORPORATED

                                     By:  /s/ Stuart C. Shears
                                        ---------------------------------------
                                          Stuart C. Shears
                                          Vice President and Treasurer
                                          (Principal Financial Officer and duly
                                          authorized signatory)
                                          November 14, 2002


                                     By:  /s/ Fred G. Aanonsen
                                        ---------------------------------------
                                          Fred G. Aanonsen
                                          Vice President and Controller
                                          (Principal Accounting Officer and duly
                                          authorized signatory)
                                          November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William H. Joyce, Chairman and Chief Executive Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Hercules
Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 /s/ William H. Joyce
___________________________________
William H. Joyce
Chairman & Chief Executive Officer
November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Fred G. Aanonsen, Vice President and Controller, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Hercules
Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Fred G. Aanonsen
-----------------------------
Fred G. Aanonsen
Vice President and Controller
November 14, 2002