Form 10-Q/A
period 2002-03-31
HERCULES INC
filed 2002-12-12
CIK 46989

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

                                EXPLANATORY NOTE


      Pursuant to Securities and Exchange Commission ("SEC") Regulation S-X, Rule 3-10, the Company is required to provide condensed consolidating financial information on the Company and its subsidiaries in a prescribed format in all periodic reports filed with the SEC. The information necessary to present the required disclosure was not available in time to be included in the Form 10-Q filed on May 23, 2002 for the quarterly period ended March 31, 2002. The Company has now completed the preparation of the required condensed consolidating financial information which is included in this Form 10-Q/A in Note 14 to the financial statements. The Company has also amended the disclosure in Note 1 to the financial statements to reflect the inclusion of the required condensed consolidating financial statements and to include the following paragraph:



     The Company believes that the Collateral Audits required by Regulation S-X, Rule 3-16, are not necessary to make the statements in its Annual Report on Form 10-K for the year ended December 31, 2001, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report.


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

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW


(Dollars in millions)                                                  (Unaudited)
                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   2002            2001
                                                                   ----            ----
Net cash used in operating activities of continuing
 operations                                                     $     (15)      $     (43)
                                                                ---------       ---------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                   (5)            (21)
Proceeds of investment and fixed asset disposals                       11             --
Other, net                                                             --              (2)
                                                                ---------       ---------
       Net cash provided by (used in) investing activities
         of continuing operations                                       6             (23)

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                               155             147
Long-term debt repayments                                            (178)             (3)
Change in short-term debt                                               2             (28)
Common stock issued                                                     2               8
                                                                ---------       ---------
     Net cash (used in) provided by financing activities
       of continuing operations                                       (19)            124

Net cash provided by discontinued operations                            7              50

Effect of exchange rate changes on cash                                (3)             (1)
                                                                ---------       ---------

Net (decrease) increase in cash and cash equivalents                  (24)            107
Cash and cash equivalents - beginning of period                        76              54
                                                                ---------       ---------
Cash and cash equivalents - end of period                       $      52       $     161
                                                                =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest (net of amount capitalized)                       $      22       $      38
     Preferred security distributions of subsidiary trusts             14              18
     Income taxes                                                      71               5
Non-cash investing and financing activities:
     Incentive and other employee benefit stock plan                   --               5



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


         Pursuant to Securities and Exchange Commission ("SEC") Regulation S-X, Rule 3-10, the Company is required to provide condensed consolidating financial information on the Company and its subsidiaries in a prescribed format in all periodic reports filed with the SEC. The information necessary to present all of the required disclosures was not available in time to be included in the Form 10-Q filed on May 23, 2002 for the quarterly period ended March 31, 2002. The Company has now completed the preparation of the required condensed consolidating financial information which is included in this Form 10-Q/A in
Note 14 to the financial statements.



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



        The Company believes that the Collateral Audits required by Regulation S-X, Rule 3-16, are not necessary to make the statements in its Annual Report on Form 10-K for the year ended December 31, 2001, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report.


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


14. Financial Information of Guarantor Subsidiaries



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

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2002



                                                                                             (Unaudited)
                                                                                         (Millions of Dollars)
                                                                  ------------------------------------------------------------------
                                                                           Unconsolidated
                                                                  ------------------------------------
                                                                            Guarantor    Non-Guarantor  Eliminations &
                                                                  Parent   Subsidiaries  Subsidiaries    Adjustments    Consolidated
                                                                  ------------------------------------------------------------------
Net sales                                                         $  133      $   115       $   200       $   (46)        $   402
Cost of sales                                                         84           81           124           (46)            243
Selling, general, and administrative expenses                         20           26            42            --              88
Research and development                                               5            4             1            --              10
Goodwill and intangible asset amortization                             1            1            --            --               2
Other operating (income) expense, net                                 (1)           4             2            --               5
                                                                  ------------------------------------------------------------------

Profit (loss) from operations                                         24           (1)           31            --              54

Interest and debt expense (income)                                    68          (23)           (9)           --              36
Preferred security distributions of subsidiary trusts                 --           --            15            --              15
Other (expense) income, net                                           (1)          (1)           (2)           --              (4)
                                                                  ------------------------------------------------------------------

(Loss) income before income taxes and equity income (loss)           (45)          21            23            --              (1)

(Benefit) Provision for income taxes                                 (11)           8             5            --               2

Equity of affiliated companies                                        --           --            --            --              --
Equity income (loss) from consolidated subsidiaries                   31           15             1           (47)             --
                                                                  ------------------------------------------------------------------
Net (loss) income from continuing operations                          (3)          28            19           (47)             (3)

Net (loss) income from discontinued operations, net of tax          (209)          12            10           (22)           (209)

Net (loss) income before cumulative effect of change
  in accounting principle                                           (212)          40            29           (69)           (212)

Cumulative effect of change in accounting principle, net of tax     (368)          --            --            --            (368)
                                                                  ------------------------------------------------------------------
Net (loss) income                                                 $ (580)     $    40       $    29       $   (69)        $  (580)
                                                                  ==================================================================

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2001



                                                                                            (Unaudited)
                                                                                        (Millions of Dollars)
                                                                  ------------------------------------------------------------------
                                                                          Unconsolidated
                                                                  ------------------------------------
                                                                            Guarantor    Non-Guarantor  Eliminations &
                                                                  Parent   Subsidiaries  Subsidiaries    Adjustments    Consolidated
                                                                  ------------------------------------------------------------------
Net sales                                                         $  181     $   180        $   241       $  (104)        $   498
Cost of sales                                                        124         149            157          (104)            326
Selling, general, and administrative expenses                         20          32             49            --             101
Research and development                                               9           4              2            --              15
Goodwill and intangible asset amortization                             1           3              3            --               7
Other operating expenses (income), net                                 3          --             --            --               3
                                                                  ------------------------------------------------------------------

Profit (loss) from operations                                         24          (8)            30            --              46

Interest and debt expense (income)                                    91         (56)            20            --              55
Preferred security distributions of subsidiary trusts                 --          --             15            --              15
Other (expense) income, net                                           (1)         (1)            --            --              (2)
                                                                  ------------------------------------------------------------------

(Loss) income before income taxes and equity income (loss)           (68)         47             (5)           --             (26)

(Benefit) provision for income taxes                                 (27)         19             (2)           --             (10)

Equity of affiliated companies                                        --          --             (3)           --              (3)
Equity income (loss) from consolidated subsidiaries                   22          31             --           (53)             --
                                                                  ------------------------------------------------------------------
Net (loss) income from continuing operations                         (19)         59             (6)          (53)            (19)

Net income from discontinued operations, net of tax                    9           3              6            (9)              9

Net (loss) income before cumulative effect of change in
  accounting principle                                               (10)         62             --           (62)           (10)

Cumulative effect of change in accounting principle, net of tax       --          --             --            --             --

                                                                  ------------------------------------------------------------------
Net income (loss)                                                 $  (10)    $    62        $    --       $   (62)        $   (10)
                                                                  ==================================================================

Condensed Consolidating Balance Sheet

March 31, 2002



                                                                                    (Unaudited)
                                                                               (Millions of Dollars)
                                                     -------------------------------------------------------------------------------
                                                                  Unconsolidated
                                                     --------------------------------------------
                                                                     Guarantor      Non-Guarantor   Eliminations &
                                                       Parent       Subsidiaries    Subsidiaries     Adjustments    Consolidated
                                                     -------------------------------------------------------------------------------
ASSETS

Current assets

   Cash and cash equivalents                         $         3    $         4     $        45     $        --     $        52
   Accounts and notes receivable, net                         82             63             173              --             318
   Intercompany receivables                                   64             60              54            (178)             --
   Inventories                                                43             55              73             (10)            161
   Deferred income Taxes                                      --             --              --              --              --
   Assets of Business Held for Sale                           12          1,967             501            (566)          1,914
                                                     -------------------------------------------------------------------------------
   Total current assets                                      204          2,149             846            (754)          2,445
Property, plant, and equipment, net                          172            194             292              --             658
Investments in subsidiaries                                4,074            797              53          (4,924)             --
Goodwill and other intangible assets, net                    217            121             272              --             610
Other assets                                                 641             23             111              --             775
                                                     -------------------------------------------------------------------------------
   Total assets                                      $     5,308    $     3,284     $     1,574     $    (5,678)    $     4,488
                                                     ===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable                                  $        43    $        26     $        62     $        --     $       131
   Accrued expenses                                          224            146             145              --             515
   Intercompany payables                                      13             72              93            (178)             --
   Short-term debt                                           183             --              22              --             205
   Liabilities of Business Held for Sale                      12            221              67             (20)            280
                                                     -------------------------------------------------------------------------------
   Total current liabilities                                 475            465             389            (198)          1,131
Long-term debt                                             1,943             (3)             44              --           1,984
Deferred income taxes                                         64             86              42              (1)            191
Postretirement benefits and other liabilities                343            103              33              (1)            478
Company-obligated preferred securities of                     --             --             624              --             624
   subsidiary trusts
Intercompany notes payable/(receivable)                    2,403         (1,182)         (1,221)             --              --
Stockholders' equity                                          80          3,815           1,663          (5,478)             80
                                                     -------------------------------------------------------------------------------
   Total liabilities and stockholders' equity        $     5,308    $     3,284     $     1,574     $    (5,678)    $     4,488
                                                     ===============================================================================

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2002



                                                                                           (Unaudited)
                                                                                      (Millions of Dollars)
                                                               ---------------------------------------------------------------------
                                                                           Unconsolidated
                                                               --------------------------------------
                                                                            Guarantor   Non-Guarantor
                                                                Parent    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                               ---------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                      $    (17)    $     32      $    (10)      $    (20)     $    (15)

CASH FLOW FROM INVESTING ACTIVITIES:

   Capital expenditures                                              (2)          (1)           (2)            --            (5)
   Proceeds of investment and fixed asset disposals                   8            2             1             --            11
   Other, net                                                        --           (3)           --              3            --
                                                               ---------------------------------------------------------------------
   Net cash provided by (used in) investing activities                6           (2)           (1)             3             6
                                                               ---------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:

   Long-term debt proceeds                                          155           --            --             --           155
   Long-term debt repayments                                       (105)          --           (73)            --          (178)
   Change in short-term debt                                         --           --             2             --             2
   Change in intercompany, noncurrent                               (46)          29            --             17            --
   Common stock issued                                                2           --            --             --             2
   Common stock reacquired                                           --           --            --             --            --
   Dividends paid                                                    --           --            --             --            --
                                                               ---------------------------------------------------------------------
   Net cash provided by (used in) financing activities                6           29           (71)            17           (19)
                                                               ---------------------------------------------------------------------
Net cash flow (used in) provided by discontinued operations          --          (67)           74             --             7
Effect of exchange rate changes on cash                              --           --            (3)            --            (3)
                                                               ---------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                 (5)          (8)          (11)            --           (24)
Cash and cash equivalents at beginning of period                      8           12            56             --            76
                                                               ---------------------------------------------------------------------
Cash and cash equivalents at end of period                     $      3     $      4      $     45       $     --      $     52
                                                               =====================================================================

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2001




                                                                                         (Unaudited)
                                                                                    (Millions of Dollars)
                                                             -----------------------------------------------------------------------
                                                                        Unconsolidated
                                                             ---------------------------------------
                                                                           Guarantor   Non-Guarantor
                                                               Parent    Subsidiaries   Subsidiaries   Eliminations     Consolidated
                                                             -----------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                    $    (81)    $     10        $     17        $   11         $    (43)

CASH FLOW FROM INVESTING ACTIVITIES:

   Capital expenditures                                            (6)          (5)            (10)           --              (21)
   Proceeds of investment and fixed asset disposals                --           --              --            --               --
   Other, net                                                      --           --              (2)           --               (2)
                                                             -----------------------------------------------------------------------
   Net cash (used in) provided by investing activities             (6)          (5)            (12)           --              (23)
                                                             -----------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:

   Long-term debt proceeds                                        147           --              --            --              147
   Long-term debt repayments                                       --           (3)             --            --               (3)
   Change in short-term debt                                       --           --             (28)           --              (28)
   Change in intercompany, noncurrent                              41          (30)             --           (11)              --
   Common stock issued                                              8           --              --            --                8
   Common stock reacquired                                         --           --              --            --               --
   Dividends paid                                                  --           --              --            --               --
                                                             -----------------------------------------------------------------------
   Net cash provided by (used in) financing activities            196          (33)            (28)          (11)             124
                                                             -----------------------------------------------------------------------
Net cash flow provided by discontinued operations                  --           30              20            --               50
Effect of exchange rate changes on cash                            --           --              (1)           --               (1)
                                                             -----------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              109            2              (4)           --              107
Cash and cash equivalents at beginning of period                    1            7              46            --               54
                                                             -----------------------------------------------------------------------
Cash and cash equivalents at end of period                   $    110     $      9        $     42        $   --         $    161
                                                             =======================================================================


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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits.

                  10.1 Incorporated by reference to Exhibit 10-1, Quarterly Report on Form 10-Q, filed May 23, 2002.

                  99.1 Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Vice President and Controller Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.



                  Please see the exhibits listed on the Exhibit Index.

         (b)      Reports on Form 8-K.



                 Date of Report         Item No.      Financial Statements Included
                 --------------         --------      -----------------------------
                  February 12, 2002         5,7                     No
                  February 14, 2002         5,7                     No

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HERCULES INCORPORATED





                                        By:  /s/ Stuart C. Shears
                                             ----------------------------------
                                             Stuart C. Shears
                                             Vice President and Treasurer
                                             (Principal Financial Officer and
                                             duly authorized signatory)
                                             December 11, 2002






                                        By:  /s/ Fred G. Aanonsen
                                             ----------------------------------
                                             Fred G. Aanonsen
                                             Vice President and Controller
                                             (Principal Accounting Officer and
                                             duly authorized signatory)
                                             December 11, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William H. Joyce, Chairman and Chief Executive Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Hercules
      Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




/s/ William H. Joyce
--------------------------------
William H. Joyce
Chairman & Chief Executive Officer
December 11, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Fred G. Aanonsen, Vice President and Controller, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Hercules
      Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.





/s/ Fred G. Aanonsen
--------------------------------
Fred G. Aanonsen
Vice President and Controller
December 11, 2002