Form 10-Q/A
period 2002-06-30
HERCULES INC
filed 2002-12-12
CIK 46989

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

                                EXPLANATORY NOTE

      Pursuant to Securities and Exchange Commission ("SEC") Regulation S-X, Rule 3-10, the Company is required to provide condensed consolidating financial information on the Company and its subsidiaries in a prescribed format in all periodic reports filed with the SEC. The information necessary to present all of the required disclosures was not available in time to be included in the Form 10-Q filed on August 19, 2002 or the Form 10-Q/A filed on August 20, 2002 for the quarterly period ended June 30, 2002. The Company has now completed the preparation of the required condensed consolidating financial information which is included in this Form 10-Q/A in Note 15 to the financial statements. The Company has also amended the disclosure in Note 1 to the financial statements to reflect the inclusion of the required condensed consolidating financial statements.


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

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW



(Dollars in millions)                                                                       (Unaudited)
                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                          2002       2001
                                                                                          ----       ----
Net cash used in operating activities of continuing operations                            (303)       (69)
                                                                                          ----       ----

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                                       (13)       (37)
Proceeds of investment and fixed asset disposals                                         1,811        346
Other, net                                                                                   4         (1)
                                                                                          ----       ----
       Net cash provided by investing activities of continuing operations                1,802        308

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                                                    250        147
Long-term debt repayments                                                               (1,770)      (434)
Change in short-term debt                                                                   (8)       (92)
Common stock issued                                                                          4         12
                                                                                          ----       ----
     Net cash (used in) financing activities of continuing operations                   (1,524)      (367)

Net cash provided by discontinued operations                                                25        117

Effect of exchange rate changes on cash                                                     (4)        (2)
                                                                                          ----       ----

Net decrease in cash and cash equivalents                                                   (4)       (13)
Cash and cash equivalents - beginning of period                                             76         54
                                                                                          ----       ----
Cash and cash equivalents - end of period                                                  $72        $41
                                                                                          ====       ====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest (net of amount capitalized)                                                   66         64
     Preferred security distributions of subsidiary trusts                                  29         32
     Income taxes                                                                          133         10
Non-cash investing and financing activities:
     Incentive and other employee benefit stock plan                                        --          7


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


         Pursuant to Securities and Exchange Commission ("SEC") Regulation S-X, Rule 3-10, the Company is required to provide condensed consolidating financial information on the Company and its subsidiaries in a prescribed format in all periodic reports filed with the SEC. The information necessary to present all of the required disclosures was not available in time to be included in the Form 10-Q filed on August 19, 2002 or the Form 10-Q/A filed on August 20, 2002 for the quarterly period ended June 30, 2002. The Company has now completed the preparation of the required condensed consolidating financial information which is included in this Form 10-Q/A in Note 15 to the financial statements.


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


15.      Financial Information of Guarantor Subsidiaries

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

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2002



                                                                                     (Unaudited)
                                                                                 (Millions of Dollars)
                                                          --------------------------------------------------------------------------
                                                                       Unconsolidated
                                                          ------------------------------------------
                                                                         Guarantor      Non-Guarantor   Eliminations &
                                                          Parent       Subsidiaries     Subsidiaries     Adjustments    Consolidated
                                                          ------       ------------     ------------     -----------    ------------
Net sales                                                  $ 138            $ 110            $ 226           $ (37)           $ 437
Cost of sales                                                 87               75              142             (37)             267
Selling, general, and administrative expenses                 24               13               47              --               84
Research and development                                       5                4                2              --               11
Goodwill and intangible asset amortization                     2                1               --              --                3
Other operating expenses (income), net                         8                3                8              --               19
                                                           -----            -----            -----           -----            -----
Profit (loss) from operations                                 12               14               27              --               53

Interest and debt expense (income), net                       52              (17)             (10)             --               25
Preferred security distributions of subsidiary trusts         --               --               14              --               14
Other (expense) income, net                                  (46)              --               --               1              (45)
                                                           -----            -----            -----           -----            -----

(Loss) income before income taxes and equity income
(loss)                                                       (86)              31               23               1              (31)

(Benefit) provision for income taxes                         (21)              11                1              --               (9)

Equity of affiliated companies                                --                1               --              --                1
Equity income (loss) from consolidated subsidiaries           44               23                2             (69)              --
                                                           -----            -----            -----           -----            -----
Net (loss) income from continuing operations                 (21)              44               24             (68)             (21)

Net income from discontinued operations, net of tax           10                6                3              (9)              10

Net (loss) income before cumulative effect of
change in accounting principle                               (11)              50               27             (77)             (11)

Cumulative effect of change in
accounting principle, net of tax                              --               --               --              --               --

                                                           -----            -----            -----           -----            -----
Net income (loss)                                          $ (11)           $  50            $  27           $ (77)           $ (11)
                                                           =====            =====            =====           =====            =====

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2001

                                                                                  (Unaudited)
                                                                               (Millions of Dollars)
                                                        -----------------------------------------------------------------------
                                                                  Unconsolidated
                                                        --------------------------------------
                                                                   Guarantor      Non-Guarantor   Eliminations &
                                                        Parent   Subsidiaries     Subsidiaries     Adjustments     Consolidated
                                                        ------   ------------     ------------     -----------     ------------
Net sales                                                $ 149           $ 141        $ 233            $ (64)           $ 459
Cost of sales                                               95             111          152              (64)             294
Selling, general, and administrative expenses               20              32           55               --              107
Research and development                                     9               3            2               --               14
Goodwill and intangible asset amortization                  --               4            2               --                6
Other operating expenses (income), net                     (78)             17           (4)              --              (65)
                                                         -----           -----        -----            -----            -----
Profit (loss) from operations                              103             (26)          26               --              103

Interest and debt expense (income), net                     81             (47)          19               --               53
Preferred security distributions of subsidiary trusts       --              --           14               --               14
Other income (expense), net                                  2               9           (7)              --                4
                                                         -----           -----        -----            -----            -----
Income (loss) before income taxes and equity
income (loss)                                               24              30          (14)              --               40

Provision (benefit) for income taxes                        18               9           (2)              --               25

Equity of affiliated companies                              --              --           (1)              --               (1)
Equity income (loss) from consolidated subsidiaries          8              36            1              (45)              --
                                                         -----           -----        -----            -----            -----

Net income (loss) from continuing Operations                14              57          (12)             (45)              14

Net income from discontinued operations, net of tax          9               3            6               (9)               9

Net income (loss) before cumulative effect of
change in accounting principle                              23              60           (6)             (54)              23
Cumulative effect of change in accounting
principle, net of tax                                       --              --           --               --               --
                                                         -----           -----        -----            -----            -----
Net income (loss)                                        $  23           $  60        $  (6)           $ (54)           $  23
                                                         =====           =====        =====            =====            =====

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2002



                                                                                  (Unaudited)
                                                                               (Millions of Dollars)
                                                        -----------------------------------------------------------------------
                                                                  Unconsolidated
                                                        --------------------------------------
                                                                   Guarantor      Non-Guarantor   Eliminations &
                                                        Parent   Subsidiaries     Subsidiaries     Adjustments     Consolidated
                                                        ------   ------------     ------------     -----------     ------------
Net sales                                               $ 271           $ 225           $ 426           $ (83)          $ 839
Cost of sales                                             171             156             266             (83)            510
Selling, general, and administrative expenses              44              39              89              --             172
Research and development                                   10               8               3              --              21
Goodwill and intangible asset amortization                  3               2              --              --               5
Other operating expenses (income), net                      7               7              10              --              24
                                                        -----           -----           -----           -----           -----


Profit (loss) from operations                              36              13              58              --             107



Interest and debt expense (income)                        120             (40)            (19)             --              61
Preferred security distributions of subsidiary trusts      --              --              29              --              29
Other (expense) income, net                               (47)             (1)             (2)              1             (49)
                                                        -----           -----           -----           -----           -----


(Loss) income before income taxes and equity
income (loss)                                            (131)             52              46               1             (32)

(Benefit) provision for income taxes                      (32)             19               6              --              (7)

Equity of affiliated companies                             --               1              --              --               1
Equity income (loss) from consolidated subsidiaries        75              38               3            (116)             --
                                                        -----           -----           -----           -----           -----
Net (loss) income from continuing operations              (24)             72              43            (115)            (24)

Net (loss) income from discontinued
operations, net of tax                                   (199)             18              13             (31)           (199)

Net (loss) income before cumulative effect
of change in accounting principle                        (223)             90              56            (146)           (223)

Cumulative effect of change in accounting
principle, net of tax                                    (368)             --              --              --            (368)

                                                        -----           -----           -----           -----           -----
Net (loss) income                                       $(591)          $ 90            $  56           $(146)          $(591)
                                                        =====           =====           =====           =====           =====

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2001

                                                                                      (Unaudited)
                                                                                 (Millions of Dollars)
                                                         -------------------------------------------------------------------------
                                                                      Unconsolidated
                                                         ---------------------------------------
                                                                     Guarantor     Non-Guarantor      Eliminations
                                                         Parent    Subsidiaries    Subsidiaries       & Adjustments   Consolidated
                                                         ------    ------------    -------------      -------------   ------------
Net sales                                                $ 330           $ 321           $ 474           $(168)          $ 957
Cost of sales                                              219             260             309            (168)            620
Selling, general, and administrative expenses               40              64             104              --             208
Research and development                                    18               7               4              --              29
Goodwill and intangible asset amortization                   1               7               5              --              13
Other operating (income)expenses, net                      (75)             17              (4)             --             (62)
                                                          ----           -----            ----            ----            ----

Profit (loss) from operations                              127             (34)             56              --             149


Interest and debt expense (income)                         172            (103)             39              --             108
Preferred security distributions of subsidiary
  trusts                                                    --              --              29              --              29
Other income (expense), net                                  1               8              (7)             --               2
                                                          ----           -----            ----            ----            ----

(Loss) income before income taxes and equity
  income (loss)                                            (44)             77             (19)             --              14

(Benefit) provision for income taxes                        (9)             28              (4)             --              15

Equity of affiliated companies                              --              --              (4)             --              (4)
Equity income (loss) from consolidated
  subsidiaries                                              30              67               1             (98)             --
                                                          ----           -----            ----            ----            ----

Net (loss) income from continuing operations                (5)            116             (18)            (98)             (5)

Net income from discontinued operations, net of
  tax                                                       18               6              12             (18)             18

Net income (loss) before cumulative effect of
  change in accounting principle                            13             122              (6)           (116)             13

Cumulative effect of change in accounting
  principle, net of tax                                     --              --              --              --              --
                                                          ----           -----            ----            ----            ----

Net income (loss)                                        $  13           $ 122           $  (6)          $(116)          $  13
                                                          ====           =====            ====            ====            ====

Condensed Consolidating Balance Sheet
June 30, 2002

                                                                                   (Unaudited)
                                                                              (Millions of Dollars)
                                                    -------------------------------------------------------------------------------
                                                                   Unconsolidated
                                                    --------------------------------------------
                                                                    Guarantor      Non-Guarantor       Eliminations
                                                     Parent       Subsidiaries      Subsidiaries       & Adjustments   Consolidated
                                                     ------       ------------      ------------       -------------   ------------
ASSETS
Current assets
Cash and cash equivalents                           $    25          $     7           $    40           $    --           $    72
Accounts and notes receivable, net                       95               61               217                --               373
Intercompany receivables                                 73               32                63              (168)               --
Inventories                                              44               54                77               (12)              163
Deferred income taxes                                    --               --                --                --                --
                                                    -------          -------           -------           -------           -------
Total current assets                                    237              154               397              (180)              608
Property, plant, and equipment, net                     188              168               314                --               670
Investments in subsidiaries                           2,075               63                55            (2,193)               --
Goodwill and other intangible assets, net               215              121               295                --               631
Other assets                                            800               15                --                --               815
                                                    -------          -------           -------           -------           -------
Total assets                                        $ 3,515          $   521           $ 1,061           $(2,373)          $ 2,724
                                                    =======          =======           =======           =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable                                    $    42          $    21           $    85           $    --           $   148
Accrued expenses                                         88              152               148                --               388
Intercompany payables                                    35               79                55              (169)               --
Short-term debt                                         125               --                16                --               141
                                                    -------          -------           -------           -------           -------
Total current liabilities                               290              252               304              (169)              677
Long-term debt                                          503               --                42                --               545
Deferred income taxes                                    64               83                55                --               202
Postretirement benefits and other liabilities           343               92                35                --               470
Company-obligated preferred securities of                --               --               624                --               624
subsidiary trusts
Intercompany notes payable/(receivable)               2,109           (1,348)           (1,163)              402                --
Stockholders' equity                                    206            1,442             1,164            (2,606)              206
                                                    -------          -------           -------           -------           -------
Total liabilities and stockholders' equity          $ 3,515          $   521           $ 1,061           $(2,373)          $ 2,724
                                                    =======          =======           =======           =======           =======

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2002

                                                                                  (Unaudited)
                                                                             (Millions of Dollars)
                                                    --------------------------------------------------------------------------------
                                                                  Unconsolidated
                                                    -------------------------------------------
                                                                                        Non-
                                                                     Guarantor        Guarantor
                                                     Parent         Subsidiaries     Subsidiaries     Eliminations      Consolidated
                                                    -------         ------------     ------------     ------------      ------------
NET CASH (USED IN) PROVIDED BY OPERATIONS           $  (414)         $  (167)          $   153           $   125           $  (303)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                     (6)              (3)               (4)               --               (13)
Proceeds of investment and fixed asset
  disposals                                           1,810               --                 1                --             1,811
Other, net                                               --               --                 4                --                 4
                                                    -------          -------           -------           -------           -------
Net cash provided by (used in) investing
  activities                                          1,804               (3)                1                --             1,802
                                                    -------          -------           -------           -------           -------
CASH FLOW FROM FINANCING ACTIVITIES:

Long-term debt proceeds                                 250               --                --                --               250
Long-term debt repayments                            (1,692)              (5)              (73)               --            (1,770)
Change in short-term debt                                --               --                (8)               --                (8)
Change in intercompany, noncurrent                       65              165              (105)             (125)               --
Common stock issued                                       4               --                --                --                 4
Common stock reacquired                                  --               --                --                --                --
Dividends paid                                           --               --                --                --                --
                                                    -------          -------           -------           -------           -------
Net cash (used in) provided by financing
  activities                                         (1,373)             160              (186)             (125)           (1,524)
                                                    -------          -------           -------           -------           -------
Net cash flow provided by discontinued
  operations                                             --                5                20                --                25
Effect of exchange rate changes on cash                  --               --                (4)               --                (4)
                                                    -------          -------           -------           -------           -------
Net increase (decrease) in cash and cash
  equivalents                                            17               (5)              (16)               --                (4)
Cash and cash equivalents at beginning of
  period                                                  8               12                56                --                76
                                                    -------          -------           -------           -------           -------
Cash and cash equivalents at end of period          $    25          $     7           $    40           $    --           $    72
                                                    =======          =======           =======           =======           =======

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2001

                                                                                  (Unaudited)
                                                                             (Millions of Dollars)
                                                    --------------------------------------------------------------------------------
                                                                  Unconsolidated
                                                    -------------------------------------------
                                                                                        Non-
                                                                     Guarantor        Guarantor
                                                     Parent         Subsidiaries     Subsidiaries     Eliminations      Consolidated
                                                    -------         ------------     ------------     ------------      ------------
NET CASH (USED IN) PROVIDED BY OPERATIONS             $(213)           $ 129             $  23             $  (8)            $ (69)

CASH FLOW FROM INVESTING ACTIVITIES:

Capital expenditures                                    (10)             (11)              (16)               --               (37)
Proceeds of investment and fixed asset
  disposals                                             223                1               122                --               346
Other, net                                               --               --                (1)               --                (1)
                                                    -------          -------           -------           -------           -------
Net cash provided by (used in) investing
  activities                                            213              (10)              105                --               308
                                                    -------          -------           -------           -------           -------
CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                 147               --                --                --               147
Long-term debt repayments                              (402)             (15)              (17)               --              (434)
Change in short-term debt                                --               --               (92)               --               (92)
Change in intercompany, noncurrent                      246             (178)              (69)                1                --
Common stock issued                                      12               --                --                --                12
Common stock reacquired                                  --               --                --                --                --
Dividends paid                                           --                1                (8)                7                --
                                                    -------          -------           -------           -------           -------
Net cash provided by (used in) financing
  activities                                              3             (192)             (186)                8              (367)
                                                    -------          -------           -------           -------           -------
Net cash flow provided by discontinued
  operations                                             --               72                45                --               117
Effect of exchange rate changes on cash                  --               --                (2)               --                (2)
                                                    -------          -------           -------           -------           -------
Net increase (decrease) in cash and cash
  equivalents                                             3               (1)              (15)               --               (13)
Cash and cash equivalents at beginning of
  period                                                  1                7                46                --                54
                                                    -------          -------           -------           -------           -------
Cash and cash equivalents at end of period            $   4            $   6             $  31             $  --             $  41
                                                    =======          =======           =======           =======           =======




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




                                        By:    /s/ Fred G. Aanonsen
                                               ---------------------------------
                                               Fred G. Aanonsen
                                               Vice President and Controller
                                               (Principal Financial Officer and
                                               duly authorized signatory)
                                               December 11, 2002

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








/s/ William H. Joyce
-----------------------------------
William H. Joyce
Chairman & Chief Executive Officer
December 11, 2002

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




/s/ Fred G. Aanonsen
-----------------------------------
Fred G. Aanonsen
Vice President and Controller
December 11, 2002