Form 10-Q/A
period 2002-09-30
HERCULES INC
filed 2002-12-12
CIK 46989

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

                                EXPLANATORY NOTE

      Pursuant to Securities and Exchange Commission ("SEC") Regulation S-X, Rule 3-10, the Company is required to provide condensed consolidating financial information on the Company and its subsidiaries in a prescribed format in all periodic reports filed with the SEC. The information necessary to present all of the required disclosures was not available in time to be included in the Form 10-Q filed on November 14, 2002 for the quarterly period ended September 30, 2002. The Company has now completed the preparation of the required condensed consolidating financial information which is included in this Form 10-Q/A in
Note 15 to the financial statements. The Company has also amended the disclosure in Note 1 to the financial statements to reflect the inclusion of the required condensed consolidating financial statements.


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


      Pursuant to Securities and Exchange Commission ("SEC") Regulation S-X, Rule 3-10, the Company is required to provide condensed consolidating financial information on the Company and its subsidiaries in a prescribed format in all periodic reports filed with the SEC. The information necessary to present all of the required disclosures was not available in time to be included in the Form 10-Q filed on November 14, 2002 for the quarterly period ended September 30, 2002. The Company has now completed the preparation of the required condensed consolidating financial information which is included in this Form 10-Q/A in
Note 15 to the financial statements.


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

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2002

                                                                                             (Unaudited)
                                                                                        (Millions of Dollars)
                                                                                        ---------------------

                                                                            Unconsolidated
                                                                            --------------
                                                                               Guarantor   Non-Guarantor Eliminations
                                                                Parent       Subsidiaries   Subsidiaries & Adjustments  Consolidated
                                                                ------       ------------  ------------- -------------  ------------
Net sales                                                      $     137      $     101      $     238     $     (33)     $     443
Cost of sales                                                         88             70            148           (33)           273
Selling, general, and administrative expenses                         25             14             47            --             86
Research and development                                               5              4              2            --             11
Goodwill and intangible asset amortization                             2             --             --            --              2
Other operating expenses (income), net                                 4              2              5            --             11
                                                               ---------      ---------      ---------     ---------      ---------
Profit from operations                                                13             11             36            --             60

Interest and debt expense (income), net                               43            (17)            (9)           --             17
Preferred security distributions of subsidiary trusts                 --             --             15            --             15
Other (expense) income, net                                          (66)             2             (3)           --            (67)
                                                               ---------      ---------      ---------     ---------      ---------
(Loss) income before income taxes and equity income (loss)           (96)            30             27            --            (39)

Provision (benefit) for income taxes                                 (26)            11             11            --             (4)

Equity loss of affiliated companies                                   --             --             --            --             --
Equity income (loss) from consolidated subsidiaries                   35             14              1           (50)            --
                                                               ---------      ---------      ---------     ---------      ---------
Net (loss) income from continuing operations                         (35)            33             17           (50)           (35)

Net (loss) income from discontinued operations,
  net of tax                                                          --             --             --            --             --

Net (loss) income before cumulative effect of
  change in accounting principle                                     (35)            33             17           (50)           (35)

Cumulative effect of change in accounting principle,
  net of tax                                                          --             --             --            --             --
                                                               ---------      ---------      ---------     ---------      ---------
Net (loss) income                                              $     (35)     $      33      $      17     $     (50)     $     (35)
                                                               =========      =========      =========     =========      =========

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2001

                                                                                        (Unaudited)
                                                                                   (Millions of Dollars)
                                                                                   ---------------------
                                                                  Unconsolidated
                                                                  --------------
                                                                     Guarantor     Non-Guarantor    Eliminations
                                                        Parent     Subsidiaries     Subsidiaries    & Adjustments    Consolidated
                                                        ------     ------------     ------------    -------------    ------------
Net sales                                               $  134      $       130      $       211      $       (53)     $       422
Cost of sales                                               84              100              133              (53)             264
Selling, general, and administrative expenses               27               19               48               --               94
Research and development                                     5                5                2               --               12
Goodwill and intangible asset amortization                   1                3                2               --                6
Other operating expenses (income), net                      13               11               19               --               43
                                                        ------      -----------      -----------      -----------      -----------
Profit (loss) from operations                                4               (8)               7               --                3
Interest and debt expense (income), net                     76              (47)              17               --               46
Preferred security distributions of
  subsidiary trusts                                         --               --               15               --               15
Other (expense) income, net                                 (1)              (1)              (6)               2               (6)
                                                        ------      -----------      -----------      -----------      -----------
(Loss) income before income taxes and
  equity income (loss)                                     (73)              38              (31)               2              (64)
(Benefit) provision for income taxes                        (8)              23               (5)               2               12
Equity of affiliated companies                              --               --               (6)              --               (6)
Equity income (loss) from consolidated subsidiaries        (17)            (119)              --              136               --
                                                        ------      -----------      -----------      -----------      -----------
Net (loss) income from continuing operations               (82)            (104)             (32)             136              (82)
Net income from discontinued operations, net of tax         11                8                3              (11)              11
Net (loss) income before cumulative effect of
  change in accounting principle                           (71)             (96)             (29)             125              (71)
Cumulative effect of change in accounting
  principle, net of tax                                     --               --               --               --               --
                                                        ------      -----------      -----------      -----------      -----------
Net (loss) income                                       $  (71)     $       (96)     $       (29)     $       125      $       (71)
                                                        ======      ===========      ===========      ===========      ===========

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2002

                                                                                         (Unaudited)
                                                                                    (Millions of Dollars)
                                                                                    ---------------------
                                                                    Unconsolidated
                                                         ------------------------------------------
                                                                       Guarantor      Non-Guarantor    Eliminations
                                                          Parent     Subsidiaries     Subsidiaries     & Adjustments   Consolidated
                                                          ------     ------------     ------------     -------------   ------------
Net sales                                                 $  408      $       326      $       664      $      (116)    $     1,282
Cost of sales                                                259              226              414             (116)            783
Selling, general, and administrative expenses                 69               53              136               --             258
Research and development                                      15               12                5               --              32
Goodwill and intangible asset amortization                     5                2               --               --               7
Other operating expenses (income), net                        11                9               15               --              35
                                                          ------      -----------      -----------      -----------     -----------
Profit from operations                                        49               24               94               --             167

Interest and debt expense (income), net                      163              (57)             (28)              --              78
Preferred security distributions of subsidiary trusts         --               --               44               --              44
Other (expense) income, net                                 (113)               1               (5)               1            (116)
                                                          ------      -----------      -----------      -----------     -----------
(Loss) income before income taxes and
  equity income (loss)                                      (227)              82               73                1             (71)
(Benefit) provision for income taxes                         (58)              30               17               --             (11)
Equity of affiliated companies                                --                1               --               --               1
Equity (loss) income from consolidated subsidiaries          110               52                4             (166)             --
                                                          ------      -----------      -----------      -----------     -----------
Net (loss) income from continuing operations                 (59)             105               60             (165)            (59)
Net (loss) income from discontinued operations,
  net of tax                                                (199)              18               13              (31)           (199)
Net (loss) income before cumulative effect of
  change in accounting principle                            (258)             123               73             (196)           (258)
Cumulative effect of change in accounting
  principle, net of tax                                     (368)              --               --               --            (368)
                                                          ------      -----------      -----------      -----------     -----------
Net (loss) income                                         $ (626)     $       123      $        73      $      (196)    $      (626)
                                                          ======      ===========      ===========      ===========     ===========

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2001

                                                                                          (Unaudited)
                                                                                     (Millions of Dollars)
                                                                                     ---------------------
                                                                   Unconsolidated
                                                        ----------------------------------------
                                                                     Guarantor     Non-Guarantor      Eliminations
                                                        Parent     Subsidiaries     Subsidiaries     & Adjustments    Consolidated
                                                        ------     ------------     ------------     -------------    ------------
Net sales                                               $  464      $       451      $       685      $      (221)     $     1,379
Cost of sales                                              303              360              442             (221)             884
Selling, general, and administrative expenses               67               83              152               --              302
Research and development                                    23               12                6               --               41
Goodwill and intangible asset amortization                   2               10                7               --               19
Other operating expenses (income), net                     (62)              28               15               --              (19)
                                                        ------      -----------      -----------      -----------      -----------
Profit (loss) from operations                              131              (42)              63               --              152
Interest and debt expense (income), net                    248             (150)              56               --              154
Preferred security distributions of
  subsidiary trusts                                         --               --               44               --               44
Other (expense) income, net                                 --                7              (13)               1               (5)
                                                        ------      -----------      -----------      -----------      -----------
(Loss) income before income taxes and
  equity income (loss)                                    (117)             115              (50)               1              (51)
(Benefit) provision for income taxes                       (17)              51               (9)               1               26
Equity of affiliated companies                              --               --              (10)              --              (10)
Equity income (loss) from consolidated subsidiaries         13              (52)               1               38               --
                                                        ------      -----------      -----------      -----------      -----------
Net (loss) income from continuing operations               (87)              12              (50)              38              (87)

Net income (loss) from discontinued operations,
  net of tax                                                29               14               15              (29)              29
Net (loss) income before cumulative effect of
  change in accounting principle                           (58)              26              (35)               9              (58)
Cumulative effect of change in accounting
  principle, net of tax                                     --               --               --               --               --
                                                        ------      -----------      -----------      -----------      -----------
Net (loss) income                                       $  (58)     $        26      $       (35)     $         9      $       (58)
                                                        ======      ===========      ===========      ===========      ===========

Condensed Consolidating Balance Sheet
September 30, 2002

                                                                              (Unaudited)
                                                                         (Millions of Dollars)
                                                                         ---------------------
                                                          Unconsolidated
                                                          --------------
                                                          Guarantor      Non-Guarantor     Eliminations
                                              Parent    Subsidiaries     Subsidiaries     & Adjustments    Consolidated
                                              ------    ------------     ------------     -------------    ------------
ASSETS
Current assets
   Cash and cash equivalents                  $   39     $         6      $        63      $        --      $       108
   Accounts and notes receivable, net            101              60              215               (1)             375
   Intercompany receivables                       82              43               52             (177)              --
   Inventories                                    42              56               79              (12)             165
   Deferred income taxes                          --              --               --               --               --
                                              ------     -----------      -----------      -----------      -----------
   Total current assets                          264             165              409             (190)             648
Property, plant, and equipment, net              188             166              307               --              661
Investments in subsidiaries                    2,142              63               55           (2,260)              --
Goodwill and other intangible assets, net        213             120              295               --              628
Other assets                                     840               6               52               13              911
                                              ------     -----------      -----------      -----------      -----------
   Total assets                               $3,647     $       520      $     1,118      $    (2,437)     $     2,848
                                              ======     ===========      ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                           $   47     $        20      $        85      $        --      $       152
   Accrued expenses                              125             111              127               --              363
   Intercompany payables                          57              62              (43)             (76)              --
   Short-term debt                               125              --               18               --              143
                                              ------     -----------      -----------      -----------      -----------
   Total current liabilities                     354             193              187              (76)             658
Long-term debt                                   503              --               38               --              541
Deferred income taxes                             74              82               58               --              214
Postretirement benefits and
   other liabilities                             506              80               35               --              621
Company-obligated preferred securities
   of subsidiary trusts                           --              --              624               --              624
Intercompany notes payable/(receivable)        2,020            (976)          (1,057)              13               --
Stockholders' equity                             190           1,141            1,233           (2,374)             190
                                              ------     -----------      -----------      -----------      -----------
   Total liabilities and
      stockholders' equity                    $3,647     $       520      $     1,118      $    (2,437)     $     2,848
                                              ======     ===========      ===========      ===========      ===========

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2002

                                                                               (Unaudited)
                                                                          (Millions of Dollars)
                                                                          ---------------------
                                                           Unconsolidated
                                                           --------------
                                                            Guarantor     Non-Guarantor
                                               Parent     Subsidiaries    Subsidiaries      Eliminations     Consolidated
                                               ------     ------------    -------------     ------------     ------------
NET CASH (USED IN) PROVIDED BY OPERATIONS     $  (300)     $       (52)     $       (33)     $       132      $      (253)

CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures                           (10)              (5)              (9)              --              (24)
   Proceeds of investment and
      fixed asset disposals                     1,810               --                1               --            1,811
   Other, net                                      --               --                2               --                2
                                              -------      -----------      -----------      -----------      -----------
   Net cash provided by (used in)
      investing activities                      1,800               (5)              (6)              --            1,789
                                              -------      -----------      -----------      -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Long-term debt proceeds                        250               --               --               --              250
   Long-term debt repayments                   (1,693)              (5)             (75)              --           (1,773)
   Change in short-term debt                       --               --               (7)              --               (7)
   Change in intercompany, noncurrent             (30)              51              111             (132)              --
   Common stock issued                            (10)              --               --               --              (10)
   Common stock reacquired                         14               --               --               --               14
   Dividends paid                                  --               --               --               --               --
                                              -------      -----------      -----------      -----------      -----------
   Net cash (used in) provided by
      financing activities                     (1,469)              46               29             (132)          (1,526)
                                              -------      -----------      -----------      -----------      -----------
Net cash flow provided by (used in)
   discontinued operations                         --                5               20               --               25
Effect of exchange rate changes on cash            --               --               (3)              --               (3)
                                              -------      -----------      -----------      -----------      -----------
Net increase (decrease) in cash and
   cash equivalents                                31               (6)               7               --               32
Cash and cash equivalents at
   beginning of period                              8               12               56               --               76
                                              -------      -----------      -----------      -----------      -----------
Cash and cash equivalents at
   end of period                              $    39      $         6      $        63      $        --      $       108
                                              =======      ===========      ===========      ===========      ===========

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2001

                                                                                (Unaudited)
                                                                           (Millions of Dollars)
                                                                           ---------------------
                                                           Unconsolidated
                                                           --------------
                                                            Guarantor     Non-Guarantor
                                               Parent     Subsidiaries    Subsidiaries      Eliminations     Consolidated
                                               ------     ------------    -------------     ------------     ------------
NET CASH (USED IN) PROVIDED BY OPERATIONS     $  (252)     $       220      $       (44)     $        (9)     $       (85)

CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures                           (10)             (10)             (27)              --              (47)
   Proceeds of investment and
      fixed asset disposals                       223                2              122               --              347
   Other, net                                      --                1               (8)              --               (7)
                                              -------      -----------      -----------      -----------      -----------
   Net cash provided by (used in)
      investing activities                        213               (7)              87               --              293
                                              -------      -----------      -----------      -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Long-term debt proceeds                        322               --                1               --              323
   Long-term debt repayments                     (559)             (16)             (20)              --             (595)
   Change in short-term debt                       --               --              (98)              --              (98)
   Change in intercompany, noncurrent             264             (303)              39               --               --
   Common stock issued                             15               --               --               --               15
   Common stock reacquired                         (1)              --               --               --               (1)
   Dividends paid                                  --               --               (9)               9               --
                                              -------      -----------      -----------      -----------      -----------
   Net cash provided by (used in)
      financing activities                         41             (319)             (87)               9             (356)
                                              -------      -----------      -----------      -----------      -----------
Net cash flow provided by
   discontinued operations                         --              105               43               --              148
Effect of exchange rate changes on cash            --               --               (2)              --               (2)
                                              -------      -----------      -----------      -----------      -----------
Net increase (decrease) in cash and
   cash equivalents                                 2               (1)              (3)              --               (2)
Cash and cash equivalents at
   beginning of period                              1                7               46               --               54
                                              -------      -----------      -----------      -----------      -----------
Cash and cash equivalents at
   end of period                              $     3      $         6      $        43      $        --      $        52
                                              =======      ===========      ===========      ===========      ===========

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





/s/ Fred G. Aanonsen
-----------------------------
Fred G. Aanonsen
Vice President and Controller
December 11, 2002