Form 10-K/A
period 2001-12-31
HERCULES INC
filed 2002-12-13
CIK 46989

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

                       DOCUMENTS INCORPORATED BY REFERENCE
 (SPECIFIC PAGES INCORPORATED ARE IDENTIFIED UNDER THE APPLICABLE ITEM HEREIN.)

                                EXPLANATORY NOTE

     This amendment to Hercules Incorporated's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002 is being filed to amend Part II, Item 8, Financial Statements and Supplementary Data, to add the recently completed audited financial statements of certain subsidiaries and to add Exhibits 23.1 to 23.18, Consents of PricewaterhouseCoopers LLP.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                      INDEX TO REQUIRED SUPPLEMENTARY DATA
                             HERCULES INCORPORATED

SUBSIDIARY FINANCIAL STATEMENTS

Aqualon Company............................................   1
BetzDearborn Inc. .........................................  15
BetzDearborn Canada, Inc. .................................  35
BetzDearborn Europe, Inc. .................................  56
BetzDearborn International, Inc. ..........................  76
BL Technologies, Inc. .....................................  97
FiberVisions A/S........................................... 106
FiberVisions Incorporated.................................. 122
FiberVisions L.L.C. ....................................... 138
FiberVisions Products, Inc. ............................... 156
Hercules Canada, Inc. ..................................... 170
Hercules Chemicals (Taiwan) Co., Limited................... 180
Hercules Credit, Inc. ..................................... 205
Hercules GB Holdings Limited............................... 220
Hercules International Limited............................. 237
Hercules Investments Sarl.................................. 259
WSP, Inc................................................... 279

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF
HERCULES INCORPORATED
WILMINGTON, DELAWARE

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of Aqualon Company, a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 4, 2002

AQUALON COMPANY
CONSOLIDATED STATEMENTS OF INCOME

                                                                   (Dollars in thousands)
                                                                   Year Ended December 31,
                                                          2001              2000              1999
                                                          ----              ----              ----
Sales to third parties                                 $ 255,285         $ 274,775         $ 295,473
Sales to Hercules Group                                   49,359            63,033            62,657
                                                       ---------         ---------         ---------
                                                         304,644           337,808           358,130

Cost of sales third parties                              204,127           227,272           250,066
Selling, general, and administrative expenses             48,119            48,069            53,775
Research and development                                  12,708            11,780            12,078
Goodwill and intangible asset amortization                 1,014             1,014             1,014
Other operating (income) expense, net (Note 11)           (2,129)           22,259             3,554
                                                       ---------         ---------         ---------
Profit from operations                                    40,805            27,414            37,643
Interest and debt expense                                     56               415               545
Other (income) expense, net                               (1,091)           (1,199)              127
                                                       ---------         ---------         ---------
Net income                                             $  41,840         $  28,198         $  36,971
                                                       =========         =========         =========



   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

AQUALON COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                   (Dollars in thousands)
                                                                        December 31,
                                                                    2001            2000
                                                                    ----            ----
ASSETS
Current assets
  Cash and cash equivalents                                       $  5,534        $  2,494
  Accounts receivable, net (Note 3)                                 30,924          35,743
  Notes receivable (Note 4)                                             --           3,600
  Inventories (Note 5)                                              39,340          45,409
  Other current assets                                               4,205           4,691
                                                                  --------        --------

      Total current assets                                          80,003          91,937
                                                                  --------        --------
Property, plant, and equipment, net (Note 7)                        94,338          91,742
Notes receivable (Note 4)                                            3,000           3,000
Goodwill, net (Note 8)                                              27,536          28,550
Deferred charges and other assets                                    3,141           5,256
                                                                  --------        --------
      Total assets                                                $208,018        $220,485
                                                                  ========        ========


LIABILITIES AND NET PARTNERS' (HERCULES GROUP) INVESTMENT
Current liabilities
  Accounts payable                                                $ 14,354        $ 17,724
  Accrued expenses (Note 7)                                         25,224          24,172
                                                                  --------        --------
      Total current liabilities                                     39,578          41,896
                                                                  --------        --------
Pension and other postretirement benefits (Note 10)                     --             110
Environmental and other liabilities                                 19,663          22,526
                                                                  --------        --------
      Total liabilities                                             59,241          64,532
Commitments and contingencies (Note 15)                                 --              --
      Net partners' (Hercules Group) investment (Note 13)          148,777         155,953
                                                                  --------        --------
      Total liabilities and net partners' (Hercules Group)
      investment                                                  $208,018        $220,485
                                                                  ========        ========


   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

AQUALON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           (Dollars in thousands)
                                                                           Year Ended December 31,
                                                                   2001             2000             1999
                                                                   ----             ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                      $ 41,840         $ 28,198         $ 36,971
Adjustments to reconcile net income to net cash provided
from operations:
  Depreciation                                                     9,133            9,757           11,009
  Amortization                                                     1,014            1,014            1,014
  Loss on disposal (Note 14)                                          --            6,854            6,500
  Loss on impairment of fixed assets (Note 11)                        --               --            2,000
  Corporate and other cost allocations                            16,433           15,313           21,444
  Accruals and deferrals of cash receipts and payments:
    Accounts receivable and other assets                           8,905           10,103            4,531
    Inventories                                                    6,069            7,084            5,112
    Accounts payable and accrued expenses                         (2,318)          (8,659)          (3,389)
    Environmental and other assets and liabilities                  (896)             800            3,743
                                                                --------         --------         --------
      Net cash provided by operations                             80,180           70,464           88,935
                                                                --------         --------         --------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                             (11,729)          (9,437)         (12,133)
Investment in affiliate                                               38             (179)             254
                                                                --------         --------         --------
      Net cash used in investing activities                      (11,691)          (9,616)         (11,879)
                                                                --------         --------         --------

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of debt                                                     --           (1,650)              --
Transfers to partners' (Hercules Group)                          (65,449)         (58,017)         (79,877)
                                                                --------         --------         --------
      Net cash used in financing activities                      (65,449)         (59,667)         (79,877)
                                                                --------         --------         --------
Net increase (decrease) in cash and cash equivalents               3,040            1,181           (2,821)
Cash and cash equivalents at beginning of year                     2,494            1,313            4,134
                                                                --------         --------         --------
      Cash and cash equivalents at end of year                  $  5,534         $  2,494         $  1,313
                                                                ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Interest Paid                                                $     56         $    415         $    545
 Noncash financing activities
   Issuance of note receivable                                     3,000            6,600               --
   Corporate and other cost allocations                           16,433           15,313           21,444


   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

AQUALON COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

      On April 29, 2002, in connection with Hercules' sale of its Water Treatment Business (see Note 17) and the repayment of the Facilities, the stock pledges were released. As a result, based on Hercules' current debt structure, these separate company stand-alone financial statements will not be required for the fiscal year ending December 31, 2002.

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

      During 1989, Hercules acquired the 50% shareholding held by Henkel [its joint venture partner] to make this a wholly owned subsidiary. These financial statements include the push-down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant, and equipment and their related amortization and depreciation adjustments.

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

REVENUE RECOGNITION

     Aqualon recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is probable, and pricing is fixed and determinable. Accruals are made for sales returns and other allowances based on Aqualon's experience. Shipping and handling costs that are billed to customers are included in revenue; shipping and handling costs that are incurred by Aqualon are included in cost of sales.

AQUALON COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


ENVIRONMENTAL EXPENDITURES

      Environmental expenditures that pertain to current operations or future revenues are expensed or capitalized according to Aqualon's capitalization policy, which is to charge repairs and maintenance to expense and capitalize replacements or betterments. Expenditures for remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and can be reasonably estimated.

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

AQUALON COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) require that unamortized negative goodwill be written off immediately as extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), based on fair value (as opposed to cost recovery using future undiscounted cash flows),
(3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      Effective January 1, 2002 Hercules adopted the provisions of SFAS 142. Hercules identified the following reporting units: BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Resins. In the first quarter 2002, Hercules completed its transitional impairment, determined that reported goodwill was impaired in the BetzDearborn and FiberVisions reporting units, and recognized an after-tax impairment loss of $368 million as a cumulative effect of a change in accounting principle. As a result of Hercules' adoption of SFAS 142, the Company will no longer record $1.0 million of annual amortization relating to existing goodwill and intangibles, as adjusted for the reclassifications just mentioned.

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

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company has elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses for the Extinguishment of Debt" ("SFAS" 4"). Early adoption had no effect on the Company's financial statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for

AQUALON COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

      3. ACCOUNTS RECEIVABLE, NET

      Accounts receivable, net, consists of:

                                                   (Dollars in thousands)
                                                    2001             2000
                                                    ----             ----
      Trade                                       $ 31,365         $ 36,413
      Less allowance for doubtful accounts            (441)            (670)
                                                  --------         --------
         Total                                    $ 30,924         $ 35,743
                                                  ========         ========

      4. NOTE RECEIVABLE

      Notes receivable as of December 31, 2001, consists of an unsecured demand note to Greentree Chemical Technologies, Inc. (Greentree) for $3,000 thousand, due June 30, 2005. The note carried an interest rate of 13.5% until May 1, 2001; thereafter, the interest rate is equal to Prime +7.5% for the remaining duration of the note. Notes receivable as of December 31, 2000, consist of a $6,600 thousand 30-day demand note from Greentree, related to the divestiture of the Nitrocellulose business in June 2000. On January 8, 2001, Aqualon received $3,600 thousand in cash from Greentree and issued the unsecured demand note to Greentree for $3,000 thousand, due June 30, 2005.

      5. INVENTORIES

      The components of inventories are:

                                       (Dollars in thousands)
                                         2001           2000
                                         ----           ----
      Finished products                $22,480        $27,754
      Raw material and supplies         14,280         15,613
      Work in process                    2,580          2,042
                                       -------        -------
         Total                         $39,340        $45,409
                                       =======        =======

      6. LONG-TERM INCENTIVE COMPENSATION PLANS

      Aqualon participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

AQUALON COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 189,704 at December 31, 2001, and 491,488 and 926,689 at December 31, 2000 and
1999, respectively.

      At December 31, 2001, under Hercules' incentive compensation plans, 1,265,493 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

      Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

      The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2001, 2000 and 1999, respectively.

      Below is a summary of outstanding stock option grants under the incentive compensation plans during 1999, 2000 and 2001:

                                         Regular                          Performance-Accelerated
                                         -------                          -----------------------
                               Number of       Weighted-average      Number of          Weighted-average
                                 Shares             price              Shares                 price
                                 ------             -----              ------                 -----
      December 31, 1998         337,405             $39.48            136,645                $46.56
      Granted                    71,875             $37.73             69,980                $37.58
      Exercised                  (1,050)            $16.21                 --                    --
      Forfeited                  (3,910)            $39.50                 --                    --
                               --------             ------            -------                ------
      December 31, 1999         404,320             $39.23            206,625                $43.52
      Granted                   129,800             $17.20                 --                    --
      Exercised                      --                 --                 --                    --
      Forfeited                 (39,250)            $39.50                 --                    --
                               --------             ------            -------                ------
      December 31, 2000         494,870             $33.43            206,625                $43.52
      Granted                   131,925             $14.22                 --                    --
      Exercised                      --                 --                 --                    --
      Forfeited                 (40,710)            $39.56                 --                    --
                               --------             ------            -------                ------
      December 31, 2001         586,085             $28.01            206,625                $43.52

      The weighted-average fair value of regular stock options granted during 1999, 2000 and 2001 was $8.26, $8.85 and $5.69, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999, 2000 and 2001 was $8.01, $0 and $0, respectively.

      Following is a summary of regular stock options exercisable at December 31, 1999, 2000, and 2001, and their respective weighted-average share prices:

                    Options          Number of     Weighted-average
                    Exercisable       Shares       exercise price
                    -----------       ------       --------------
                     1999             224,230           $40.49
                     2000             293,370           $39.20
                     2001             368,975           $35.01

      There were no performance-accelerated stock options exercisable at December 31, 1999, 2000 and 2001.

AQUALON COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     Following is a summary of stock options outstanding at December 31, 2001:

                                                                  Outstanding                                 Exercisable
                                                                    Options                                     Options
                                              ----------------------------------------------------   -------------------------------
                                                 Number         Weighted-average     Weighted-           Number         Weighted-
                                              Outstanding at       Remaining          average        Exercisable at      average
      Exercise Price Range                      12/31/2001      Contractual Life    exercise price     12/31/2001     exercise price
      --------------------                      ----------      ----------------    --------------     ----------     --------------
      Regular Stock Options
      $11 - $20                                   261,725             8.90             $ 14.22            64,690         $ 16.58
      $20 - $30                                    76,475             6.67             $ 25.56            76,475         $ 25.56
      $30 - $40                                   135,515             6.33             $ 38.68           122,940         $ 38.77
      $40 - $50                                    84,120             5.73             $ 47.26            84,120         $ 47.26
      $50 - $60                                    28,250             4.56             $ 54.01            20,750         $ 55.39
                                                  -------                                                -------
                                                  586,085                                                368,975
                                                  -------                                                -------

      Performance-Accelerated Stock Options
      $14 - $40                                   104,655             6.69             $ 38.16                --              --
      $40 - $50                                    81,270             5.70             $ 47.40                --              --
      $50 - $61                                    20,700             4.18             $ 55.40                --              --
                                                  -------                                                -------
                                                  206,625                                                     --
                                                  -------                                                -------

      Hercules currently expects that 100% of performance-accelerated stock options will eventually vest.

      Aqualon employees may also participate in the Hercules Employee Stock Purchase Plan ("ESPP"). The ESPP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, there are no shares of Hercules common stock registered for offer and sale under the plan. Shares issued at December 31, 2001 and 2000, were 1,758,081 and 1,597,861, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

      Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

      The following weighted-average assumptions would be used in estimating fair value for 1999, 2000 and 2001:

                                                        Performance
                                         Regular        Accelerated      Employee Stock
      Assumption                          Plan              Plan         Purchase Plan
      ----------                          ----              ----         -------------
      Dividend yield                      0.96%             3.83%              0.0%
      Risk-free interest rate             5.80%             5.57%             4.86%
      Expected life                      7.1 yrs.          5 yrs.            3 mos.
      Expected volatility                33.36%            29.78%            49.11%

      The Company's net income and earnings per share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                                  (Dollars in thousands)
                              2001          2000         1999
                              ----          ----         ----
      Net income
            As reported      $41,840      $28,198      $36,971
            Pro forma        $41,070      $26,573      $35,422

AQUALON COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


7.   ADDITIONAL BALANCE SHEET DETAIL

                                                               (Dollars in thousands)
                                                                2001            2000
                                                                ----            ----

      Property, plant, and equipment
        Land                                                  $    527        $    527
        Buildings and equipment                                369,708         363,737
        Construction in progress                                16,185          11,909
                                                              --------        --------
            Total                                              386,420         376,173
        Accumulated depreciation and amortization              292,082         284,431
                                                              --------        --------
        Net property, plant, and equipment                    $ 94,338        $ 91,742
                                                              ========        ========

      Accrued expenses
        Payroll and employee benefits                         $  5,416        $  4,685
        Nitrocellulose inventory disposal cost reserve           5,917           6,478
        Current environmental reserve                            5,222           4,686
        Restructuring reserve                                    1,762              --
        Other                                                    6,907           8,323
                                                              --------        --------
            Total                                             $ 25,224        $ 24,172
                                                              ========        ========

      8. GOODWILL

      Goodwill relates to Hercules' 1989 purchase of Henkel's portion of ownership in Aqualon. At December 31, 2001 and December 31, 2000, goodwill was $27,536 thousand and $28,550 thousand, respectively, (net of accumulated amortization of $13,008 thousand and $11,994 thousand respectively). Through December 31, 2001, the goodwill was being amortized over 40 years.

      9. RESTRUCTURING

      In 2001 and 2000, Aqualon incurred $6,000 thousand and $1,662 thousand, respectively, in other operating expenses related to employee severance benefits for workforce reductions at Parlin, NJ, Louisiana, MO, and Hopewell, VA, manufacturing sites and Wilmington, DE headquarters in business support functions.

      During 2001, management authorized and committed to a plan to reduce the workforce as part of the comprehensive cost reduction and work process redesign program. Under this plan, 97 employees have left or will leave Aqualon, of which 74 employees were terminated pursuant to this plan through December 31, 2001.

      The 2000 restructuring costs are related to workforce reductions in the Aqualon manufacturing cost reduction plan. The total number of employee terminations relating to the 2000 plan is 35, and the actions under the 2000 plan are complete.

      Severance benefits were paid in accordance with Hercules' standard severance pay plan. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                                   (Dollars in thousands)
                                                                    2001            2000
                                                                    ----            ----
      Balance at beginning of year                                $    --         $    --
      Additional termination benefits and other exit costs          6,000           1,662
      Cash payments                                                (4,238)         (1,662)
                                                                  -------         -------

      Balance at end of year                                      $ 1,762         $    --
                                                                  =======         =======

AQUALON COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      10. PENSION AND OTHER POSTRETIREMENT BENEFITS

      Aqualon participates in a defined benefit pension plan sponsored by Hercules, which covers substantially all employees of Hercules in the U.S. Benefits under this plan are based on the average final pay and years of service. Hercules also provides post-retirement health care and life insurance benefits to eligible retired employees and their dependents.

      Information on the actuarial present value of the benefit obligation and fair value of the plan assets is not presented as Hercules manages its U.S. employee benefit plans on a consolidated basis and such information is not maintained separately for the U.S. employees of the Company. The Company's statement of operations includes an allocation of the costs of the U.S. benefits plans. The pension costs were allocated based on percentage of pensionable wages, for each of the years presented, post-retirement benefit costs were allocated using factors derived from the relative net assets and revenues. Net pension income of Hercules allocated to the Company was $1,719 thousand, $3,367 thousand, and $3,810 thousand for the years ended December 31, 2001, 2000 and 1999, respectively, and post-retirement benefit expense was $2,125 thousand, $2,462 thousand, and $1,774 thousand for the years ended December 31, 2001, 2000 and 1999, respectively.

      11. OTHER OPERATING EXPENSES, NET

      Other operating expenses, net, consists of the following:


                                                          (Dollars in thousands)
                                                   2001             2000            1999
                                                   ----             ----            ----
      Loss on disposal of Nitrocellulose        $     --         $ 25,241         $ 6,500
      Asset impairments                               --               --           2,000
      Environmental charges                        2,344            2,617           3,020
      Restructuring charges                        6,000            1,662             446
      Royalties received                         (10,473)          (7,613)         (8,474)
      Other                                           --              352              62
                                                --------         --------         -------
        Total                                   $ (2,129)        $ 22,259         $ 3,554
                                                ========         ========         =======

      In 1999, the remaining Nitrocellulose fixed assets at Parlin, NJ were deemed to be impaired.

      12. OTHER FINANCING ARRANGEMENTS

      Hercules manages Aqualon's cash and indebtedness. The majority of the cash provided by or used by Aqualon is provided through this consolidated cash and debt management system. As a result, the amount of domestic cash or debt historically related to Aqualon is not determinable. For purposes of Aqualon's historical financial statements all of Aqualon's positive or negative cash flows have been treated as cash transferred to or from its partners (parent).

      13. NET PARTNERS' (HERCULES GROUP) INVESTMENT

      Changes in net partners' (Hercules Group) investment were as follows:

                                                  (Dollars in thousands)
      Balance, January 1, 1999                          $ 191,922
        Net income                                         36,971
        Intercompany transactions, net                    (58,434)
                                                        ---------
      Balance, December 31, 1999                          170,459
        Net income                                         28,198
        Intercompany transactions, net                    (42,704)
                                                        ---------
      Balance, December 31, 2000                          155,953
        Net income                                         41,840
        Intercompany transactions, net                    (49,016)
                                                        ---------
      Balance, December 31, 2001                        $ 148,777
                                                        =========

AQUALON COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      14. DIVESTITURES

      In June 2000, Aqualon divested its Nitrocellulose operation at Parlin, NJ to Greentree Chemical Technologies, Inc. As a result of the transaction, Aqualon received a $6,600 thousand note (see note 4) and recorded a one-time pre-tax loss of $25,241 thousand, primarily for employee termination benefits, inventory transfer and disposal, environmental liabilities, and other miscellaneous expenses, of which $20,316 thousand has been expended as of December 31, 2001. Aqualon terminated approximately 100 employees associated with the Nitrocellulose operation at Parlin, NJ, which resulted in severance payments of $4 million. Nitrocellulose revenues were $23,503 thousand and $58,526 thousand in 2000 and 1999, respectively.

      15. COMMITMENTS AND CONTINGENCIES

Leases

      Aqualon has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $1,533 thousand in 2001, $553 thousand in 2000, and $661 thousand in 1999.

      At December 31, 2001, minimum rental payments under noncancelable leases aggregated $737 thousand. The net minimum payments over the next five years are $403 thousand in 2002, $242 thousand in 2003, $61 thousand in 2004, $22 thousand in 2005, and $9 thousand in 2006.

Litigation

      Aqualon currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of Aqualon's management, none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position and results of operations of Aqualon.

Environmental

      Aqualon has established accruals for the estimated cost of environmental remediation and/or cleanup at various sites. The estimated range of the reasonable possible share of costs for investigation and cleanup is between $25 million and $42 million. The actual costs will depend upon numerous factors, including the number of parties found to be responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; the outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the number of years of remedial activity required, which could range from 0 to 30 years. As of December 31, 2001, the accrued liability of $25 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. Aqualon estimates that these liabilities will be paid over the next five years. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other potentially responsible parties. Aqualon is unaware of any unasserted claims and has not reflected them in the reserve. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Aqualon.

Other

      As of December 31, 2001, Aqualon had $4.3 million in letters of credit outstanding with lenders.

     16.  RELATED PARTY TRANSACTIONS

     Aqualon has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and therefore may not necessarily reflect the result of arms-length negotiations between independent parties. Aqualon records sales with affiliates based on a cost-plus formula developed and agreed-upon by both parties.

Corporate and other allocations: As discussed in Note 1, the financial statements of Aqualon reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, research & development overhead, investor relations and other corporate services. Allocations and charges included in Aqualon's financial statements were based on either a direct cost pass-through for items directly identified as related to Aqualon's activities; a percentage allocation for such services provided based on factors such as revenues, net assets, costs of sales or a relative weighting of geographic activity. These allocations are reflected in the

AQUALON COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


selling, general and administrative line item in the statement of operations. Such allocations and corporate charges totaled $16,433 thousand, $15,313 thousand, and $21,444 thousand in 2001, 2000 and 1999, respectively.

      Royalties: Aqualon entered into a license agreement in respect of the use of manufacturing formulations and specifications by affiliated companies which are developed and owned by Aqualon. Aqualon received royalties in respect of this agreement of $10,473 thousand, $7,613 thousand, and $8,474 thousand in 2001, 2000 and 1999, respectively. The royalties are included as reductions to other operating expenses in the financial statements.

      Purchases from affiliates: Aqualon purchases a broad range of products in the normal course of business from affiliated companies. Aqualon's purchases from affiliated companies were $21,391 thousand, $23,457 thousand, and $23,598 thousand in 2001, 2000 and 1999, respectively.

      17. SUBSEQUENT EVENTS

     On April 29, 2002, Hercules completed the sales of its Water Treatment Business to GE Specialty Materials (GESM). Pursuant to the Stock and Asset Purchase Agreement for the transaction, the sale included the stock of BetzDearborn Inc. and certain specified assets and liabilities. Hercules used the proceeds from the sale to prepay borrowings under its Facilities. Pursuant to the prepayment, among other things, the Company's stock, which had been pledged as collateral to the Facilities, was released.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF
HERCULES INCORPORATED
WILMINGTON, DELAWARE

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of BetzDearborn Inc., a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 9, 2002

BETZDEARBORN INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

                                                      (Dollars in millions)
                                                     Year Ended December 31,
                                                   2001       2000       1999
                                                 --------   --------   --------
Sales to third parties                           $  1,105   $  1,170   $  1,203
Sales to Hercules Group                                89        108         69
                                                 --------   --------   --------
                                                    1,194      1,278      1,272

Cost of sales                                         581        632        588
Selling, general, and administrative expenses         379        404        423
Corporate and other cost allocations                   35         27         19
Research and development                               16         20         36
Goodwill and intangible asset amortization             61         71         70
Other operating expenses, net (Note 14)                55         22         11
                                                 --------   --------   --------
Profit from operations                                 67        102        125
Interest expense, net                                  21         30         37
Other expense, net (Note 16)                            7          2       --
                                                 --------   --------   --------
Income before income taxes and minority interest       39         70         88
Provision for income taxes (Note 19)                   32         40         51
                                                 --------   --------   --------
Income before minority interest                         7         30         37
Minority interest                                       3          5          4
                                                 --------   --------   --------
Net income                                              4         25         33
Additional minimum pension liability, net of tax      (15)      --         --
Translation adjustments                               (41)       (46)       (47)
                                                 --------   --------   --------
Comprehensive loss                               $    (52)  $    (21)  $    (14)
                                                 ========   ========   ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

BETZDEARBORN INC.
CONSOLIDATED BALANCE SHEETS

                                                       (Dollars in millions)
                                                            December 31,
                                                         2001         2000
                                                       --------     --------
ASSETS
 Current assets
 Cash and cash equivalents                             $     25     $     21
 Accounts receivable, net (Note 3)                          173          215
 Miscellaneous receivable                                    15           15
 Inventories (Note 4)                                        83           91
 Deferred income taxes (Note 19)                             18           20
                                                       --------     --------
  Total current assets                                      314          362
                                                       --------     --------
Property, plant, and equipment, net (Note 9)                270          304
Investments in affiliates (Note 5)                          150          150
Goodwill and other intangible assets, net (Note 10)       2,212        2,276
Prepaid pension (Note 13)                                    15           13
Deferred charges and other assets                            57           57
                                                       --------     --------
  Total assets                                         $  3,018     $  3,162
                                                       ========     ========

LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
 Current income tax liability                          $     38     $     62
 Accounts payable                                            64           69
 Short-term debt (Note 6)                                     8           26
 Accrued expenses (Note 9)                                   74           93
                                                       --------     --------
  Total current liabilities                                 184          250
Long term debt (Note 7)                                     148          181
Deferred income taxes (Note 19)                             259          262
Pension and other postretirement benefits (Note 13)          45           34
Deferred credits and other liabilities                        7            8
                                                       --------     --------
  Total liabilities                                         643          735
Commitments and contingencies (Note 17)                    --           --

Minority Interest                                            22           23

Net Hercules Group Investment (Note 15)
 Accumulated other comprehensive loss                      (133)         (77)
 Intercompany balances, net                               2,486        2,481
                                                       --------     --------
 Total Net Hercules Group Investment                      2,353        2,404
                                                       --------     --------
Total liabilities and Net Hercules Group Investment    $  3,018     $  3,162
                                                       ========     ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

BETZDEARBORN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              (Dollars in millions)
                                                                             Year Ended December 31,
                                                                            2001       2000       1999
                                                                           ------     ------     ------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                                 $    4     $   25     $   33
Adjustments to reconcile net income to net cash provided by operations:
 Depreciation                                                                  35         48         45
 Amortization                                                                  61         71         70
 Loss on disposal                                                              15          3       --
 Deferred income taxes                                                         (5)        19          9
 Minority interest                                                              3          5          4
 Corporate and other cost allocations                                          35         27         19
 Other noncash charges (income)                                              --            5         (2)
 Accruals and deferrals of cash receipts and payments:
  Accounts and miscellaneous receivables                                       42         91        (65)
  Inventories                                                                   8         30          8
  Accounts payable and accrued expenses                                       (24)       (66)        12
  Noncurrent assets and liabilities                                            14        (67)        (6)
  Transfers (to) from Hercules Group from operations                         (223)       (97)        12
                                                                           ------     ------     ------
   Net cash (used in) provided by operations                                  (35)        94        139
                                                                           ------     ------     ------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                          (15)       (27)       (28)
Proceeds from fixed asset disposals                                             2         13          9
Other, net                                                                     (3)       (13)       (10)
                                                                           ------     ------     ------
   Net cash used in investing activities                                      (16)       (27)       (29)
                                                                           ------     ------     ------
CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                                      --            6       --
Long-term debt repayments                                                     (33)        (9)       (82)
Changes in short-term debt                                                    (18)        (2)        16
Transfers from (to) Hercules Group                                            108        (75)       (33)
                                                                           ------     ------     ------
   Net cash used in financing activities                                       57        (80)       (99)
                                                                           ------     ------     ------
Effect of exchange rate changes on cash                                        (2)         2         (4)
                                                                           ------     ------     ------
Net increase (decrease) in cash and cash equivalents                            4        (11)         7
Cash and cash equivalents at beginning of year                                 21         32         25
                                                                           ------     ------     ------
Cash and cash equivalents at end of year                                   $   25     $   21     $   32
                                                                           ======     ======     ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                 $   22     $   29     $   37
  Income taxes, net                                                            61         34         14
 Noncash financing activities:
  Corporate and other cost allocations                                         35         27         19


               The accompanying notes are an integral part of the
                       consolidated financial statements.

BETZDEARBORN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      On April 29, 2002, in connection with Hercules' sale of its Water Treatment Business (see Note 20) and the repayment of the Facilities, the stock pledges were released. As a result, based on Hercules' current debt structure, these separate company stand-alone financial statements will not be required for the fiscal year ending December 31, 2002.

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

BETZDEARBORN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

ENVIRONMENTAL EXPENDITURES

      Environmental expenditures that pertain to current operations or future revenues are expensed or capitalized according to the Company's capitalization policy, which is to charge repairs and maintenance to expense and capitalize replacements or betterments. Expenditures for remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and can be reasonably estimated.

CASH AND CASH EQUIVALENTS

      Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

INVENTORIES

      Inventories are stated at the lower of cost or market. Domestic inventories are valued predominantly on the last-in, first - out (LIFO) method. Foreign and certain domestic inventories, which in the aggregate represent 45% of total inventories at December 31, 2001, are valued principally at standard cost, which approximates the average cost method.

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

GOODWILL

      Goodwill and other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited.

      Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), beginning January 1, 2002, goodwill will not be amortized but will be tested for impairment annually and any necessary adjustment charged to expense. Intangible assets with finite lives will be amortized over their useful lives.

BETZDEARBORN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

INCOME TAXES

      The Company's operations since acquisition have been included in the consolidated income tax returns filed by its parent. Income tax expense in the accompanying financial statements has been computed assuming the Company filed separate income tax returns. Differences between this calculation of income taxes currently payable and consolidated amounts reported in the consolidated financial statements of the parent have been reflected as net Hercules Group investment.

BETZDEARBORN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142. SFAS 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) require that unamortized negative goodwill be written off immediately as extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), based on fair value (as opposed to cost recovery using future undiscounted cash flows),
(3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      Effective January 1, 2002 Hercules adopted the provisions of SFAS 142. Hercules identified the following reporting units: BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Resins. In connection with Hercules' transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units. In the first quarter 2002, Hercules completed its transitional impairment review of the identified reporting units and recognized an after tax impairment loss of $368 million as a cumulative effect of a change in accounting principle, of which $263 million related to the BetzDearborn reporting unit. As a result of Hercules' adoption of SFAS 142, the Company will no longer record $61 million of annual amortization relating to existing goodwill and intangibles.

      Goodwill related to the BetzDearborn business was evaluated for impairment at December 31, 2001 under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". Such evaluation indicated that goodwill associated with the business was recoverable from anticipated future undiscounted cash flows. Accordingly, no impairment loss was recorded in the December 31, 2001 financial statements.

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

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The Company has elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses from the Extinguishment of Debt" ("SFAS 4"). The early adoption of SFAS 145 had no effect on the Company's financial statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for

BETZDEARBORN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      3. ACCOUNTS RECEIVABLE, NET

      Accounts receivable, net, consists of:

                                      (Dollars in millions)
                                         2001       2000
                                        ------     ------
Trade                                   $  189     $  233
Less allowance for doubtful accounts       (16)       (18)
                                        ------     ------
Total                                   $  173     $  215
                                        ======     ======

      4. INVENTORIES

      The components of inventories are:

                                          (Dollars in millions)
                                             2001      2000
                                           ------    ------
Finished products                          $   48    $   54
Materials, supplies and work in process        35        37
                                           ------    ------
Total                                      $   83    $   91
                                           ======    ======

      Inventories valued on the LIFO method were lower than if valued under the average-cost method, which approximates current cost, by $1 million and $0 at December 31, 2001, and 2000 respectively.

      5. INVESTMENTS

      Total investments in affiliated companies were as follows:

                                              (Dollars in millions)
                                                  2001      2000
                                                ------    ------
Investment in Hercules International Limited    $  137    $  137
Investment in Hercules Quimica SA                   13        13
                                                ------    ------

Total                                           $  150    $  150
                                                ======    ======

      At December 31, 2001 the Company's investment consist of a 38.97% ownership of Hercules Quimica S.A., a Hercules affiliate, and a 16% ownership of Hercules International Limited, a Hercules affiliate. The Company's carrying value of Hercules Quimica S.A. at December 31, 2001 and 2000 equals its share of the underlying equity in net assets of the affiliate. The investment in Hercules International Limited is recorded at cost at December 31, 2001 and 2000. Each of these entities operates in lines of business similar to the Company, supplying engineered chemical treatment programs for water and process systems in industrial, commercial and institutional establishments.

BETZDEARBORN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      6. SHORT-TERM DEBT

      A summary of short-term debt follows:

                                        (Dollars in millions)
                                           2001      2000
                                          ------    ------
Banks                                     $    4    $   21
Current maturities of long-term debt           4         5
                                          ------    ------
                                          $    8    $   26
                                          ======    ======

        Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. These borrowings approximate market value because of their short maturity period.

      At December 31, 2001, the Company had $7 million of unused short-term lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Lines of credit in use at December 31, 2001, were $4 million. Weighted-average interest rates on short-term borrowings at December 31, 2001 and 2000 were 15% and 5.66%, respectively.

      7. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

      Long-term debt with third parties at December 31, 2001 and 2000 is summarized below.

                                           (Dollars in millions)
                                              2001      2000
                                             ------    ------
Canadian revolving loan facility (a)         $   65    $   83
ESOP debt (b)                                    84       101
Other                                             3         2
                                             ------    ------
                                                152       186
Less current maturities of long-term debt         4         5
                                             ------    ------
                                             $  148    $  181
                                             ======    ======

      (a) The Company's Canadian subsidiary has a bank loan facility of up to the equivalent of US $100 million from select lenders in Canada, which is part of the Hercules $3,650 million credit facility with a syndicate of banks. The bank loan facility is repayable in Canadian funds and bears interest at bankers' acceptance rates plus 2.25%. The interest prepaid on the bankers' acceptances is included in the net payable amount. The Company's Canadian subsidiary's assets and 65% of its common stock are pledged as collateral to the Hercules credit facility.

      (b) The proceeds of this loan were originally used by the BetzDearborn ESOP Trust for the purchase of BetzDearborn preferred shares that, upon acquisition by Hercules, were converted into equivalent shares of Hercules common stock. At the date of acquisition by Hercules, the loan was recorded at a fair market value of $110 million which included a $16 million fair value step-up that is being amortized over the life of the debt. The loan matures in June 2009. Effective November 14, 2000, the ESOP credit facility together with the Hercules senior credit facility were amended. The senior credit facility and ESOP credit facility, as amended are secured by liens on the Hercules' property and assets, a pledge of the stock of the Company and all its domestic subsidiaries and 65% of the stock of first tier foreign subsidiaries and a pledge of domestic intercompany indebtedness. Effective with the third amendment, the interest rate was increased to 11.95%.

            Effective January 23, 2001, as a result of the lowered credit rating of Hercules, the interest rate on the loan and guarantee increased to 12.95%. As a result of Hercules' divestiture in May 2001 of the Eastman and Peroxide businesses, the Company was required to use a portion of the proceeds to prepay the ESOP facility. Hercules paid $13 million against the loan principal, resulting in the incurrence of $5 million in pre-payment penalties which were expensed. Both Hercules' senior credit facility and the ESOP credit facility require quarterly compliance with certain financial covenants.

            Effective March 6, 2002, the facilities were amended to (i) modify certain financial covenants; (ii) change the mandatory prepayment provisions; (iii) permit the reorganization of the Company in order to effect the separation of the Water Treatment Business; and (iv) permanently reduce the revolving committed amount

BETZDEARBORN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

            under the credit facility to $200 million. The amendment to the credit facility also included provisions that are effective only upon the consummation of the sale of the Water Treatment Business and the prepayment of the credit facility, which occurred on April 29,2002. These additional provisions include the following: (i) the release of the subsidiary stock pledge to the collateral agent; (ii) the elimination of the requirement that stock of any additional subsidiaries be pledged in the future; and (iii) the revision of the permitted amount of asset purchases and dispositions.

      Hercules used the net proceeds of approximately $1.7 billion from the sale of the Water Treatment Business to pay in full the amounts outstanding under the Facilities. Concurrently, the Canadian revolving credit facility was cancelled.

      For the year ended 2001, the Company has $130 million of long term debt payable to affiliates that is primarily held by Hercules, Hercules Shared Services Center, Inc., and SA Hercules Europe NV. For the year ended 2000, the Company had $289 million in long-term debt payable to affiliates with the same parties. The long-term debt payable to affiliates primarily has no set payment schedule and carry interest rates ranging from 4.60% to 12.42%. The long term debt payable to affiliates is recorded in the Net Hercules Group Investment account in the financial statements.

      Net interest expense in 2001, 2000 and 1999 was $21 million, $30 million, and $37 million respectively, of which $16 million, $19 million and $25 million respectively, was related party net interest expense.

      8. LONG-TERM INCENTIVE COMPENSATION PLANS

      The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

      In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 189,704 at December 31, 2001, and 491,488 and 926,689 at December 31, 2000 and
1999, respectively.

      At December 31, 2001, under Hercules' incentive compensation plans, 1,265,493 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

      Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

      The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2001, 2000 and 1999, respectively.

      Below is a summary of outstanding stock option grants under the incentive compensation plans during 1999, 2000 and 2001:

BETZDEARBORN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             Regular                 Performance-Accelerated
                    Number of  Weighted-average   Number of     Weighted-average
                      Shares        Price          Shares            Price
                    ---------------------------   ------------------------------
December 31, 1998      48,625       $37.59            -                  -
Granted               219,750       $37.47         120,625           $37.29
Exercised                   -         -               -                  -
Forfeited             (28,000)      $35.02         (14,042)          $37.56
--------------------------------------------------------------------------------
December 31, 1999     240,375       $37.78         106,583           $37.26
Granted               240,300       $17.13            -                  -
Exercised                   -         -               -                  -
Forfeited              (9,100)      $37.56         (1,400)           $37.56
--------------------------------------------------------------------------------
December 31, 2000     471,575       $27.26         105,183           $37.26
Granted               290,875       $11.28            -                  -
Exercised                   -         -               -                  -
Forfeited             (39,800)      $28.46         (1,500)           $35.96
--------------------------------------------------------------------------------
December 31, 2001     722,650       $20.76         103,683           $37.27

      The weighted-average fair value of regular stock options granted during 1999, 2000 and 2001 was $8.25, $8.84 and $5.69, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999, 2000 and 2001 was $7.99, $0 and $0, respectively.

      Following is a summary of regular stock options exercisable at December 31, 1999, 2000 and 2001, and their respective weighted-average share prices:

                                                   Number of   Weighted-average
Options Exercisable                                 Shares      Exercise Price
-------------------------------------------------------------------------------
December 31, 1999                                    32,490        $39.04
December 31, 2000                                   143,115        $36.62
December 31, 2001                                   315,630        $29.09

      There were no performance-accelerated stock options exercisable at December 31, 1999, 2000 and 2001.

      Following is a summary of stock options outstanding at December 31, 2001:

                                                             Outstanding Options                          Exercisable Options
                                                 Number         Weighted-average      Weighted-          Number         Weighted-
                                             Outstanding at        Remaining           average       Exercisable at      average
Exercise Price Range                            12/31/01        Contractual Life    Exercise Price      12/31/01      Exercise Price
--------------------                         --------------     ----------------    --------------   --------------   --------------
Regular Stock Options
$11 - $20                                       513,475              9.00              $13.81           131,325          $16.77
$30 - $40                                       206,225              7.15              $37.69           181,355          $37.70
$40 - $50                                         2,950              6.35              $47.81             2,950          $47.81
                                               ---------                                               ---------
                                                722,650                                                 315,630
                                               =========                                               =========

Performance-Accelerated Stock Options
$14 - $40                                       103,683              7.37              $37.27                 -             -
                                               ---------                                               ---------
                                                103,683                                                       -
                                               =========                                               =========

      The Company currently expects that 100% of performance-accelerated stock options will eventually vest.

      The Company's employees may also participate in the Hercules Employee Stock Purchase Plan ("ESPP"). The ESPP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription

BETZDEARBORN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, there are no shares of Hercules common stock registered for offer and sale under the plan. Shares issued at December 31, 2001 and 2000, were 1,758,081 and 1,597,861, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

      Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

      The following weighted-average assumptions would be used in estimating fair value for 2001, 2000 and 1999:

                                              Performance         Employee Stock
Assumption                 Regular Plan     Accelerated Plan       Purchase Plan
----------                 ------------     ----------------      --------------
Dividend yield                0.96%              3.83%                 0.0%
Risk-free interest rate       5.80%              5.57%                4.86%
Expected life                  7.1               5 yrs.               3 mos.
Expected volatility           33.36%             29.78%               49.11%

      The Company's net income and earnings per share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                                  (Dollars in millions)
                                2001      2000      1999
                               ------    ------    ------
Net income
As reported                    $    4    $   25    $   33
Pro forma                      $    3    $   24    $   33

      9. ADDITIONAL BALANCE SHEET DETAIL

                                           (Dollars in millions)
                                              2001      2000
                                             ------    ------
Property, plant, and equipment
Land                                         $   19    $   22
Buildings and equipment                         396       399
Construction in progress                          6        16
                                             ------    ------
Total                                           421       437
Accumulated depreciation and amortization       151       133
                                             ------    ------
Net property, plant, and equipment           $  270    $  304
                                             ======    ======
Accrued expenses
Payroll and employee benefits                $   19    $   29
Claims and litigation                             3         8
Restructuring reserves (Note 11)                 17        24
Other                                            35        32
                                             ------    ------
     Total                                   $   74    $   93
                                             ======    ======

BETZDEARBORN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

      At December 31, 2001 and 2000, the goodwill and identified intangible assets, net were:

                                            (Dollars in millions)
                                              2001         2000
                                            --------     --------
Goodwill                                    $  1,692     $  1,692
Customer relationships                           330          330
Trademarks and tradenames                        250          250
Other intangibles                                145          145
                                            --------     --------
Total                                          2,417        2,417
Less accumulated amortization                   (205)        (141)
                                            --------     --------
Net goodwill and other intangible assets    $  2,212     $  2,276
                                            ========     ========

      11. RESTRUCTURING

      The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs of $17 million and $24 million, respectively, at December 31, 2001 and 2000. During the third quarter of 2001, management authorized and committed to a plan to reduce the workforce as part of the comprehensive cost reduction and work process redesign program. The Company incurred restructuring charges of $16 million, for employee termination benefits and exit costs related to facility closures. Under this plan, approximately 377 employees have left or will leave the Company. The plan includes reductions throughout the Company with the majority of them from support functions as well as the BetzDearborn and Pulp and Paper units.

      The restructuring liabilities also include amounts relating to the 1998 plan initiated upon the acquisition of BetzDearborn and additional plans that the Company committed to in 2000 relating to the restructuring of the BetzDearborn and Pulp and Paper units. As a result of these plans, we estimate approximately 1,554 employees will be terminated, most of which have occurred since the inception of the aforementioned plans. Actions under the 1998 and 2000 plans were substantially complete as of December 31, 2000 and December 31, 2001, respectively.

     Pursuant to the above plans, approximately 374 employees were terminated during the year ended December 31, 2001. Cash payments during 2001 and 2000 included $16 million and $23 million, respectively, for severance benefits and other exit costs. Severance benefits paid during the current year represent the continuing benefit streams of previously terminated employees as well as those terminated in the current year. During the second and third quarters of 2001, the Company completed assessments of the remaining expenditures for the 1998 BetzDearborn plan and the 2000 plans, respectively. As a result of these assessments, the estimates for severance benefits and other exit costs were lowered by $22 million, with corresponding reductions to goodwill of $10 million and $12 million, respectively. The lower than planned severance benefits are the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits.

      A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                (Dollars in millions)
                                                   2001       2000
                                                  ------     ------
Balance at beginning of year                      $   24     $   56
Cash payments                                        (16)       (23)
Additional termination benefits and exit costs        22          3
Reversals against goodwill                           (10)       (12)
Other                                                 (3)      --
                                                  ------     ------
Balance at end of year                            $   17     $   24
                                                  ======     ======

      12. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

        In connection with the acquisition of BetzDearborn in 1998, the Company acquired BetzDearborn's ESOP and related trust as a long-term benefit for substantially all of BetzDearborn's U.S. employees. The plan is a supplement to BetzDearborn's 401(k) plan. The ESOP trust had long-term debt of $75 million and $91 million at December 31, 2001

BETZDEARBORN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

      The Company's contributions and dividends on the shares held by the trust are used to repay the loan, and the shares are allocated to participants as the principal and interest are paid. The Company's common stock dividends were suspended during the fourth quarter of 2000. Long-term debt is reduced as payments are made on the third party financing. In addition, unearned compensation is also reduced as the shares are allocated to employees. The unallocated shares held by the trust are reflected in unearned compensation as a reduction in net Hercules Group Investment on the balance sheet for $104 million and $115 million at December 31, 2001 and 2000, respectively.

                                2001         2000
                             ---------    ---------
Allocated                    2,075,687    1,858,459
Unallocated                  3,228,690    3,582,334
                             ---------    ---------
Total shares held by ESOP    5,304,377    5,440,793
                             =========    =========

      The ESOP expense is calculated using the shares-allocated method and includes net interest incurred on the debt of $8 million, $6 million and $5 million for 2001, 2000 and 1999, respectively. The Company is required to make quarterly contributions to the plan, which enable the trust to service its indebtedness. Net ESOP expense is comprised of the following elements:

                                                         (Dollars in millions)
                                                         2001    2000     1999
                                                        ------  ------   ------
ESOP expense                                            $   19  $   13   $   13
Common stock dividends (charged to net Hercules Group
  Investment)                                             --        (3)      (6)
                                                        ------  ------   ------
Net ESOP expense                                            19      10        7
                                                        ------  ------   ------
ESOP Contributions                                      $   15  $   10   $    9
                                                        ======  ======   ======

      13. PENSION AND OTHER POSTRETIREMENT BENEFITS

      The Company participates in a defined benefit pension plan sponsored by Hercules, which covers substantially all employees of Hercules in the U.S. Benefits under this plan are based on average final pay and years of service. Hercules also provides post-retirement health care and life insurance benefits to eligible retired employees and their dependents.

      Information on the actuarial present value of the benefit obligation and fair value of the plan assets is not presented as Hercules manages its U.S. employee benefit plans on a consolidated basis and such information is not maintained separately for the U.S. employees of the Company. The Company's statement of operations includes an allocation of the costs of the U.S. benefits plans. The pension costs were allocated based on percentage of pensionable wages, for each of the years presented; post-retirement benefit costs were allocated using factors derived from the relative net assets and revenues. Net pension income of Hercules allocated to the Company were $6 million, $8 million and $7 million for the years ended December 31, 2001, 2000 and 1999, respectively, and post-retirement benefit expense was $5.1 million, $1 million and $.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      The Company also has a number of defined pension plans which it provides to employees in locations other than the U.S. The following table lists benefit obligations, plan assets, and the funded status of these plans.

BETZDEARBORN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   (Dollars in millions)
                                                     Pension benefits
                                                    2001          2000
                                                   -----         -----
CHANGE IN BENEFIT OBLIGATION
    Benefit Obligation at January 1                $ 108         $ 104
    Service cost                                       3             4
    Interest cost                                      7             6
    Assumption change                                  1             1
    Employee contributions                             1             1
    Translation adjustment                            (4)           (8)
    Actuarial loss (gain)                             11             3
    Benefits paid from plan assets                    (3)           (3)
                                                   -----         -----
Benefit Obligation at December 31                  $ 124         $ 108
                                                   -----         -----
CHANGE IN PLAN ASSETS
    Fair value of plan assets at January 1         $ 125         $ 127
    Actual return plan assets                        (12)            7
    Employee contributions                             1             1
    Company contributions                              2             3
    Actuarial loss (gain)                             --            (2)
    Translation adjustment                            (4)           (8)
    Benefits paid from plan assets                    (3)           (3)
                                                   -----         -----
Fair value of plan assets at December 31           $ 109         $ 125
                                                   -----         -----
Funded status of the plans                         $ (15)        $  17
Unrecognized actuarial (gain)/loss                    29            (4)
Unrecognized prior service cost                        1            --
                                                   -----         -----
Prepaid benefit cost                               $  15         $  13
                                                   -----         -----
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
POSITION CONSIST OF:
    Additional minimum liability                    $(22)         $ --
    Intangible asset                                   1            --
    Other comprehensive income                        21            --
    Prepaid benefit cost                              15            13
                                                   -----         -----
                                                   $  15         $  13
                                                   -----         -----

ASSUMPTIONS AS OF DECEMBER 31
    Weighted average discount rate                  7.25%          6.5%
    Expected return on plan assets                  9.25%          6.7%
    Rate of compensation increase                   4.50%          4.5%
    Health care term rate                            N/A           N/A


                                                2001         2000         1999
                                                ----         ----         ----
COMPONENTS OF NET PERIODIC PENSION COST:
Service cost                                    $  3         $  4         $  4
Interest cost                                      7            6            6
Return on plan assets expected                   (10)          (9)          (8)
                                                ----         ----         ----
Benefit cost                                    $ --         $  1         $  2
                                                ----         ----         ----

BETZDEARBORN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      14. OTHER OPERATING EXPENSES, NET

      Other operating expenses, net, consist of the following:

                                       (Dollars in millions)
                                  2001        2000        1999
                                  ----        ----        ----
Loss on asset dispositions        $  8        $  3        $ --
Integration expenses                --           2           9
Royalties expense, net              25          16          (1)
Restructuring charges               16           1           2
Other                                6          --           1
                                  ----        ----        ----
                                  $ 55        $ 22        $ 11
                                  ====        ====        ====

      15. NET HERCULES GROUP INVESTMENT

      Changes in Net Hercules Group Investment were as follows:

                                 (Dollars in millions)

Balance, January 1, 1999              $ 2,541
  Net income                               33
  Other comprehensive loss                (47)
  Impact of shares held by ESOP             8
  Intercompany balances, net             (102)
                                      -------
Balance, December 31, 1999            $ 2,433
  Net income                               25
  Other comprehensive loss                (46)
  Impact of shares held by ESOP             7
  Intercompany balances, net              (15)
                                      -------
Balance, December 31, 2000            $ 2,404
  Net income                                4
  Other comprehensive loss                (56)
  Impact of shares held by ESOP            11
  Intercompany balances, net              (10)
                                      -------
Balance, December 31, 2001            $ 2,353
                                      =======


      The Company includes accumulated other comprehensive loss in Net Hercules Group Investment. At December 31, 2001 accumulated and other comprehensive losses consisted of an additional minimum pension liability and foreign currency translation adjustments of $15 million and $118 million respectively. At December 31, 2000 and 1999, accumulated other comprehensive losses included $77 million and $31 million of foreign currency translation adjustments, respectively.

      16. OTHER EXPENSE, NET


                                              (Dollars in millions)
                                           2001       2000        1999
                                           ----       ----        ----
Foreign currency transaction losses        $ 1        $ 5         $ 5
Miscellaneous (income) expense               8         (2)         (4)
Equity in (income) of affiliated company    (2)        (1)         (1)
                                           ---        ---         ---
                                           $ 7        $ 2         $--
                                           ===        ===         ===

BETZDEARBORN INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      17. COMMITMENTS AND CONTINGENCIES

Leases
------
      The Company has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $27 million in 2001, $22 million in 2000 and $18 million in 1999.

      At December 31, 2001, minimum rental payments under noncancelable leases aggregated $30 million. The net minimum payments over the next five years are $11 million in 2002, $9 million in 2003, $7 million in 2004, $2 million in 2005 and $1 million in 2006 and thereafter.

Litigation
----------
      The Company is a defendant in numerous lawsuits that arise out of, and are incidental to the conduct of its business. In these legal proceedings, no specifically identified officer or affiliate is a party or a named defendant. These suits concern issues such as product liability, labor-related matters, property damage and personal injury matters.

      At December 31, 2001 and 2000, the consolidated balance sheet reflects a current liability of approximately $3 million and $8 million, respectively, for litigation and claims. These amounts represent management's best estimate of the probable and reasonably estimable losses and recoveries related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of the Company, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

Environmental
-------------
      The Company becomes aware of sites in which it may be named a PRP in investigatory and/or remedial activities through correspondence from the U.S. Environmental Protection Agency, or other government agencies, or through correspondence from previously named PRPs, who either request information or notify us of our potential liability. We have established procedures for identifying environmental issues at our plant sites. In addition to environmental audit programs, we have environmental coordinators who are familiar with environmental laws and regulations and act as a resource for identifying environmental issues.

      The Company has established accruals for the estimated cost of environmental remediation and/or cleanup at various sites. The estimated range of the reasonable possible share of costs for investigation and cleanup is between $1 million and $3 million at December 31, 2001. The actual costs will depend upon numerous factors, including the number of parties found to be responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; the outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the number of years of remedial activity required, which could range from 0 to 30 years. As of December 31, 2001, the accrued liability of $1 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The Company estimates that these liabilities will be paid over the next five years. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other potentially responsible parties. The Company is unaware of any unasserted claims and has not reflected them in the reserve. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of the Company.

Other
-----
      As of December 31, 2001, the Company had $1.8 million in letters of credit outstanding with lenders.

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

BETZDEARBORN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      Purchases from affiliates: The Company purchases certain raw material and finished goods inventory from affiliated companies in the normal course of business. These purchases of inventory from affiliated companies are reflected in cost of sales in the consolidated statement of income and totaled $45 million, $62 million and $56 million for the years ended 2001, 2000 and 1999 respectively.

      Intercompany borrowing and interest: The Company has $130 and $289 million of intercompany loans with affiliated entities in 2001 and 2000, respectively. These intercompany loans are primarily with Hercules, the Hercules Shared Services Center, Inc., and SA Hercules Europe NV. The long-term debt payable to affiliates primarily has no set payment schedule and carry interest rates ranging from 4.60% to 12.42%. The loans with affiliates are recorded in the Net Hercules Group Investment in the consolidated balance sheet. Net interest paid to affiliated entities was $16 million and $19 million in 2001 and 2000, respectively.

      19. INCOME TAXES

      The components of domestic and foreign income before taxes and minority interest are presented below:

                     (Dollars in millions)
                 2001         2000         1999
                 ----         ----         ----
Domestic         $ 35         $ 46         $ 78
Foreign             4           24           10
                 ----         ----         ----
                 $ 39         $ 70         $ 88
                 ====         ====         ====

A summary of the components of the tax provision follows:


                                           (Dollars in millions)
                                    2001           2000          1999
                                    ----           ----          ----
Currently payable

  Domestic                          $ 26           $ 11          $ 37
  Foreign                             11             10             5
Deferred

  Domestic                            (1)            17             5
  Foreign                             (4)             2             4
                                    ----           ----          ----
Provision for income taxes          $ 32           $ 40          $ 51
                                    ====           ====          ====

BETZDEARBORN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax liabilities (assets) at December 31, consist of the following:

                                                    (Dollars in millions)
                                                     2001          2000
                                                     ----          ----
Depreciation                                        $  34         $  36
Intangible asset revaluation                        $   1         $  --
Amortization of intangible asset                      241           249
Prepaid pension and post-retirement benefits            1             4
Other                                                   2             2
                                                    -----         -----
   Gross deferred tax liabilities                     279           291
Pension and other postretirement benefits             (19)          (26)
Accrued expenses                                       (6)          (17)
Loss carryforwards                                    (18)          (15)
Inventory                                              (4)
Other                                                  (8)           (6)
                                                    -----         -----
    Gross deferred tax assets                         (55)          (64)
                                                    -----         -----
    Valuation allowance                                17            15
                                                    -----         -----
                                                    $ 241         $ 242
                                                    =====         =====




A reconciliation of the statutory income tax rate to the effective rate follows:

                                      2001            2000             1999
                                      ----            ----             ----
Statutory income tax rate             35.00%          35.00%           35.00%
Goodwill amortization                 42.21           20.73            17.76
Non-deductible expenses                1.72            2.88             2.97
Valuation allowance                    3.38            2.87             4.82
Other                                    --           (4.35)           (2.60)
                                      -----           -----            -----
Effective tax rate                    82.31%          57.13%           57.95%
                                      =====           =====            =====



The Company provides taxes on undistributed earnings of foreign subsidiaries and affiliates included in Net Hercules Group Investment to the extent such earnings are planned to be remitted and not reinvested permanently. The undistributed foreign earnings of subsidiaries and affiliates on which no provision for foreign withholding or U.S. income taxes has been made amounted to approximately $41 million, $42 million and $27 million at December 31, 2001, 2000 and 1999, respectively.

      20. SUBSEQUENT EVENT

      On April 29, 2002, Hercules completed the sale of its Water Treatment Business to GE Specialty Materials (GESM). Pursuant to the Stock and Asset Agreement for the transaction, the sale included all of the stock of BetzDearborn and the Company. Hercules used the proceeds from the sale to prepay borrowings under its Senior Credit Facility and ESOP Credit Facility. Pursuant to the prepayment, among other things, the stock pledges were released.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF

HERCULES INCORPORATED
WILMINGTON, DELAWARE

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive (loss) income and of cash flows present fairly, in all material respects, the financial position of BetzDearborn Canada, Inc., a subsidiary of Hercules Incorporated, and its majority controlled partnership at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Mississauga, Ontario
January 25, 2002, except for note 2, New accounting pronouncements, and note 18, Subsequent event, which are as of November 8, 2002

BETZDEARBORN CANADA, INC.

Consolidated Statements of Operations and Comprehensive (Loss) Income

------------------------------------------------------------------------------

                                                           (thousands of U.S. dollars)
                                                             Year ended December 31,
                                                      2001             2000             1999
                                                   ---------        ---------        ---------
Sales to third parties                             $ 136,404        $ 167,668        $ 158,833
Sales to Hercules Group                               13,420           10,844            7,033
                                                   ---------        ---------        ---------
      Net sales                                      149,824          178,512          165,866

Cost of sales                                         86,942          107,811           94,629
Selling, general and administrative expenses          35,827           40,979           48,114
Goodwill and intangible asset amortization             7,825            8,137            8,056
Other operating expense                               11,367            6,487            5,203
                                                   ---------        ---------        ---------
      Profit from operations                           7,863           15,098            9,864

Interest and debt expense                              4,996            5,075            7,717
Interest income                                       (1,071)          (1,090)            (529)
Other expense (income) (note 12)                       1,057              540           (1,266)
                                                   ---------        ---------        ---------
      Income before income taxes                       2,881           10,573            3,942

Provision for income taxes (note 13)                   2,205            5,362            2,685
                                                   ---------        ---------        ---------
      Income before minority interest                    676            5,211            1,257

Minority interest - held by affiliate                  1,726            4,003            3,221
                                                   ---------        ---------        ---------
      Net (loss) income                               (1,050)           1,208           (1,964)

Translation adjustments                              (15,359)          (8,897)          16,261
                                                   ---------        ---------        ---------
      Comprehensive (loss) income                  $ (16,409)       $  (7,689)       $  14,297
                                                   =========        =========        =========



   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

BETZDEARBORN CANADA, INC.

Consolidated Balance Sheets

-------------------------------------------------------------------------------

                                                                     (thousands of U.S. dollars)
                                                                             December 31,
                                                                         2001            2000
                                                                     ---------        ---------
ASSETS
Current assets

      Cash and cash equivalents                                      $    --          $       4
      Accounts receivable - net (note 3)                                21,619           28,896
      Inventories (note 4)                                              10,886           13,465
      Assets held for sale                                               3,419             --
                                                                     ---------        ---------
           Total current assets                                         35,924           42,365

Property, plant and equipment - net (note 8)                            15,155           21,595
Goodwill and other intangible assets - net (note 9)                    265,197          288,307
Pension and other post-retirement benefits (note 11)                     4,388            5,095
Deferred charges and other assets                                          736              773
                                                                     ---------        ---------
           Total assets                                              $ 321,400        $ 358,135
                                                                     =========        =========

LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities

      Bank overdraft (note 5)                                        $   3,298        $   1,351
      Accounts payable                                                  11,377           10,272
      Accrued expenses (note 8)                                         11,035            4,415
                                                                     ---------        ---------
           Total current liabilities                                    25,710           16,038

Long-term debt (note 6)                                                 65,427           83,434
Deferred income taxes (note 13)                                           --              2,449
Deferred charges                                                           235             --
                                                                     ---------        ---------
           Total liabilities                                            91,372          101,921
                                                                     ---------        ---------
Commitments and contingencies (note 16)                                   --               --
                                                                     ---------        ---------
Minority interest - held by affiliate                                    7,442           11,874
                                                                     ---------        ---------
Net Hercules Group investment (note 15)
      Accumulated other comprehensive (loss) income                    (10,517)           4,842
      Intercompany transactions (note 14)                              233,103          239,498
                                                                     ---------        ---------
           Net Hercules Group investment                               222,586          244,340
                                                                     ---------        ---------
           Total liabilities and net Hercules Group investment       $ 321,400        $ 358,135
                                                                     =========        =========

   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

BETZDEARBORN CANADA, INC.

Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------

                                                                           (thousands of U.S. dollars)
                                                                              Year ended December 31,
                                                                        2001           2000            1999
                                                                    --------        --------        --------
CASH FLOW FROM OPERATING ACTIVITIES:

Net (loss) income                                                   $ (1,050)       $  1,208        $ (1,964)
Adjustments to reconcile net income (loss) to net cash
provided from operations:
      Minority interest - held by affiliate                            1,726           4,003           3,221
      Depreciation                                                     2,634           2,492           2,175
      Amortization                                                     7,825           8,137           8,056
      Loss on disposals of property, plant and equipment                --              --                 9
      Write-off of property, plant and equipment                         906              21            --
      Deferred tax (recovery) expense                                 (2,296)            776           1,902
      Pension and other post-retirement benefits expense                 626             496             895
      Corporate and other cost allocations                             1,180           3,067           5,738
Accruals and deferrals of cash receipts and payments
      Accounts receivable                                              8,047          (3,445)         (2,261)
      Income taxes receivable/payable                                 (1,075)          2,888          (2,510)
      Inventories                                                      2,967             973          (1,797)
      Prepaid expenses                                                  --              --               320
      Pension and other post-retirement benefit contributions           (173)           (902)           (785)
      Accounts payable and accrued expenses                            8,064           1,312          (1,453)
      Non-current assets and liabilities                                 322            (558)            (11)
      Transfers (to) from Hercules Group                             (14,518)          2,793          (3,517)
                                                                    --------        --------        --------
           Net cash provided by operations                            15,185          23,261           8,018
                                                                    --------        --------        --------
CASH FLOW FROM INVESTING ACTIVITIES:

Capital expenditures                                                  (1,552)         (2,424)         (3,493)
Software expenditures                                                   --              (114)           --
Proceeds of disposal of property, plant and equipment                   --              --               295
                                                                    --------        --------        --------
           Net cash used in investing activities                      (1,552)         (2,538)         (3,198)
                                                                    --------        --------        --------
CASH FLOW FROM FINANCING ACTIVITIES:

Transfers from (to) Hercules Group                                     5,649         (13,566)         80,796
Long-term debt repayments                                            (14,454)            (54)        (87,510)
Payments to minority interest - affiliated company                    (6,524)         (7,904)           --
Increase (decrease) in bank overdraft                                  1,947            (970)          1,677
                                                                    --------        --------        --------
           Net cash used in financing activities                     (13,382)        (22,494)         (5,037)
                                                                    --------        --------        --------
Effect of exchange rate changes on cash                                 (255)           (338)            138
                                                                    --------        --------        --------
Net decrease in cash and cash equivalents                                 (4)         (2,109)            (79)

Cash and cash equivalents - Beginning of year                              4           2,113           2,192
                                                                    --------        --------        --------
Cash and cash equivalents - End of year                             $   --          $      4        $  2,113
                                                                    ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
      Interest                                                      $  5,032        $  5,256        $  7,698
      Income taxes                                                     5,573           1,747           3,051

Non-cash financing activities:
      Corporate and other cost allocations                          $  1,180        $  3,067        $  5,738

   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

BETZDEARBORN CANADA, INC.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


1     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      BetzDearborn Canada, Inc. (BDCI or the Company) is 100% owned by BetzDearborn Inc., which in turn is 100% owned by Hercules Incorporated (Hercules). BDCI is engaged in providing products and services in the areas of process chemicals and services, functional products, and chemical specialties to the Canadian marketplace.

      Historically, separate company stand-alone financial statements were not prepared for BDCI. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the Facilities). The Facilities, as amended, were secured by liens on Hercules' property and assets (and those of Hercules' Canadian subsidiaries, including BDCI), a pledge of the stock and partnership and member interests of substantially all of Hercules' U.S.A. subsidiaries and 65% of the stock of non-U.S.A. subsidiaries directly owned by Hercules, including BDCI, and a pledge of Hercules' U.S. intercompany indebtedness. These financial statements present the financial information on BDCI, a collateral party to the Hercules debt, based on Hercules' understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

      On April 29, 2002, in connection with Hercules' sale of its Water Treatment Business (Water Treatment Business) (notes 6 and 18) and the repayment of the Facilities, the stock pledges were released. As a result, based on Hercules' current debt structure, these separate company stand-alone financial statements will not be required for the fiscal year ending December 31, 2002.

      When Hercules acquired all of the outstanding shares of BetzDearborn Inc. on October 15, 1998, it paid $2,235 million in cash and $186 million in common stock exchanged for the shares held by the BetzDearborn ESOP Trust. As a result of this acquisition, Hercules initiated a global process of internal reorganization, in which the Company entered into an agreement with Hercules Canada, Inc. to transfer its business to a newly created partnership, Hercules Canada Partnership (HCP or the partnership). The Company has a 71.92% share of future profits from the partnership. Since this reorganization is under the common control of Hercules, the transactions have been accounted for in a manner similar to a pooling of interest. The purchase price allocated to the Company and its subsidiary was approximately $295 million. During 1999, Hercules completed the purchase price allocation and the final determination of goodwill was $2,170 million of which the amount attributable to the Company was approximately $300 million. These financial statements include the push down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant and equipment and their related amortization and depreciation adjustments.

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

BETZDEARBORN CANADA, INC.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

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

      REVENUE RECOGNITION

      The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is probable, and pricing is fixed and determinable. Accruals are made for sales returns and other allowances based on the Company's experience. Gross shipping and handling charges are included in revenue with the corresponding shipping and handling costs included in cost of sales.

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

BETZDEARBORN CANADA, INC.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

      GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for goodwill and 5 to 15 years for other intangible assets.

      LONG-LIVED ASSETS

      The Company reviews its long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred based on expected future cash flows (undiscounted), the loss is recognized in the consolidated statements of operations. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments.

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

      FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

      The accompanying consolidated financial statements are reported in U.S. dollars. The Canadian dollar is the functional currency for the Company and the partnership. The translation of the functional currency into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheets dates, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive (loss) income, a component of net Hercules Group investment.

      Transactions in foreign currency are recorded at the exchange rate prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency at the exchange rates in effect at the balance sheets dates. Revenues, costs and expenses are recorded using average exchange rates prevailing during the reporting periods. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations.

BETZDEARBORN CANADA, INC.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

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

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) require that unamortized negative goodwill be written off immediately as extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), based on fair value (as opposed to cost recovery using future undiscounted cash flows), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

BETZDEARBORN CANADA, INC.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

      Effective January 1, 2002, Hercules adopted the provisions of SFAS 142. Hercules identified the following reporting units: BetzDearborn and Pulp and Paper, Aqualon and Fiber Visions. In connection with Hercules' transitional review, recorded goodwill was determined to be impaired in the BetzDearborn reporting unit. In the first quarter of 2002, Hercules completed its transitional impairment review of the identified reporting units and recognized an after tax impairment loss of $368 million as a cumulative effect of a change in accounting principle. As a result of Hercules' adoption of SFAS 142, the Company will no longer record $7,825 thousand of annual amortization relating to existing goodwill and intangibles.

      Goodwill related to the BetzDearborn business was evaluated for impairment at December 31, 2001 under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". Such evaluation indicated that goodwill associated with the business was recoverable from anticipated future undiscounted cash flows. Accordingly, no impairment loss was recorded in the December 31, 2001 financial statements.

      In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe it will have a material effect on its financial statements.

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe it will have a material effect on its financial statements.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections". The Company elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses from the Extinguishment of Debt" (SFAS 4). The early adoption had no effect on the Company's financial statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring)". SFAS 146 defines the timing of the recognition of costs associated with exit or disposal activities, the types of costs that may be recognized and the methodology for calculating the fair value of such costs. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the impact of this standard but it does not believe this statement will have a material effect on its financial statements.

BETZDEARBORN CANADA, INC.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


3     ACCOUNTS RECEIVABLE - NET

      Accounts receivable - net consist of:

                                          (thousands of U.S. dollars)
                                               2001          2000
                                            -------       -------
Trade                                       $21,855       $27,225
Other                                           596         2,672
                                            -------       -------
     Gross accounts receivable               22,451        29,897
Less: Allowance for doubtful accounts           832         1,001
                                            -------       -------
     Total                                  $21,619       $28,896
                                            =======       =======


4     INVENTORIES

      The components of inventories are:

                                             (thousands of U.S. dollars)
                                                 2001          2000
                                              -------       -------
Finished products                             $ 5,862       $ 7,224
Materials, supplies and work-in-process         5,024         6,241
                                              -------       -------
     Total                                    $10,886       $13,465
                                              =======       =======


5     BANK OVERDRAFT

      Bank borrowings represent primarily overdraft facilities and short-term lines of credit, which are payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period.

      At December 31, 2001, the Company had $3,097 thousand of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Lines of credit unused at December 31, 2000 totalled $3,309 thousand. Weighted average interest rates on short-term borrowings at December 31, 2001 and 2000 were 6% and 7.5%, respectively. Lines of credit are repayable in Canadian funds.

BETZDEARBORN CANADA, INC.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

6     LONG-TERM DEBT

      The Company's bank loan facility of up to the equivalent of US$100 million from select lenders in Canada (the Canadian Revolver) is a component of the Hercules' $3,650 million credit facility with a syndicate of banks, which is due in 2003. The bank loan facility is drawn in the form of bankers' acceptances, is repayable in Canadian funds and bears interest at bankers' acceptance rates plus 2.25%. The interest prepaid on the bankers' acceptances is included in the net payable amount. The Company's assets and 65% of its common shares are pledged as collateral on the Hercules' credit facility.

      Effective with the consummation of the sale of the Water Treatment Business on April 29, 2002 (Note 18) and the application of the net proceeds by Hercules to repay in full borrowings under the Facilities, the Canadian revolving credit agreement was cancelled.

      The Company believes that the carrying value of other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

      Interest expense for the year on long-term debt was $4,996 thousand (2000
      - $5,075 thousand; 1999 - $7,717 thousand).

7     LONG-TERM INCENTIVE COMPENSATION PLANS

      BDCI participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

      In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 189,704 at December 31, 2001 and 491,488 and 926,689 at December 31, 2000 and 1999, respectively.

      At December 31, 2001, under Hercules' incentive compensation plans, 1,265,493 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire ten years after the date of grant.

      Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

BETZDEARBORN CANADA, INC.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------
      The Company applies APB 25 in accounting for its plans.
      Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2001, 2000 and 1999, respectively.

      Below is a summary of outstanding stock option grants under the incentive compensation plans during 1999, 2000 and 2001:

                                                      Regular
                                             Number of        Weighted-
                                              shares         average price
                                             ----------      -------------
            December 31, 1998                  20,100         $39.71
            Granted                            33,850          37.75
            Exercised                            --             --
            Forfeited                            --             --
---------------------------------------------------------------------------

            December 31, 1999                  53,950         $38.48
            Granted                              --             --
            Exercised                            --             --
            Forfeited                            --             --
---------------------------------------------------------------------------

            December 31, 2000                  53,950         $38.48
            Granted                              --             --
            Exercised                            --             --
            Forfeited                            --             --
---------------------------------------------------------------------------
            December 31, 2001                  53,950         $38.48

     There were no performance-accelerated stock options granted or outstanding during 1999, 2000 and 2001.

     The weighted-average fair value of regular stock options granted during 1999 was $8.26.

     Following is a summary of regular stock options exercisable at December 31, 1999, 2000 and 2001 and their respective weighted-average share prices:


                                                                Weighted-
                                                    Number of   average
           Options exercisable                      shares      exercise price
                                                    ---------   --------------
           December 31, 1999                        15,880       $39.60
           December 31, 2000                        33,540        38.89
           December 31, 2001                        47,180        38.58

BETZDEARBORN CANADA, INC.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

      Following is a summary of stock options outstanding at December 31, 2001:

                                                       Outstanding options                               Exercisable options
                                             --------------------------------------------------    -------------------------------
                                                     Number     Weighted-average      Weighted-              Number     Weighted-
                                             outstanding at           remaining         average      exercisable at       average
                                               December 31,          contractual       exercise        December 31,      exercise
      Exercise price range                             2001                 life          price                2001         price
      --------------------                   --------------     ----------------      ---------      --------------   -----------
      Regular stock options
      ---------------------
      $30 - $40                                     53,450              6.74          $   38.39           46,680      $   38.48
      $40 - $50                                        500              6.35              47.81              500          47.81
                                             -------------                                             ---------
                                                    53,950                                                47,180
                                             =============                                             =========

      The Company's employees may also participate in the Hercules Employee Stock Purchase Plan (ESPP). The ESPP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, there are no shares of Hercules common stock registered for offer and sale under the plan. Shares issued at December 31, 2001 and 2000 were 1,758,081 and 1,597,861, respectively. The Company applies APB 25 and related interpretations in accounting for the ESPP of Hercules. Accordingly, no compensation cost has been recognized for the ESPP.

      Had compensation cost for Hercules' Stock-Based Incentive Plans and ESPP been determined on the basis of fair value according to SFAS 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

      The following weighted-average assumptions would be used in estimating fair value for 2001, 2000 and 1999:

                                                                                         Performance-
                                                                                          accelerated         Employee Stock
           Assumption                                             Regular plan                   plan          Purchase Plan
           ----------                                             ------------           ------------          -------------
           Dividend yield                                                0.96%                  3.83%                  0.0%
           Risk-free interest rate                                       5.80%                  5.57%                 4.86%
           Expected life                                              7.1 years                5 years              3 months
           Expected volatility                                          33.36%                 29.78%                49.11%

      The Company's net income (loss) for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                                                 (thousands of U.S. dollars)
                                                2001           2000          1999
                                               -------       -------       -------
            Net income (loss)
                 As reported                   $(1,050)      $ 1,208       $(1,964)
                 Pro forma                      (1,107)        1,130        (2,028)

BETZDEARBORN CANADA, INC.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

8     ADDITIONAL BALANCE SHEET DETAIL

                                                     (thousands of U.S. dollars)
                                                        2001         2000
                                                      -------       -------
Property, plant and equipment
     Land                                             $   142       $ 1,632
     Buildings and equipment                           26,783        32,134
     Construction-in-progress                           1,387         1,838
                                                      -------       -------
          Total                                        28,312        35,604
Less: Accumulated depreciation and amortization        13,157        14,009
                                                      -------       -------
          Net property, plant and equipment           $15,155       $21,595
                                                      =======       =======
Accrued expenses

     Payroll and employee benefits                    $ 1,818       $   934
     Income taxes payable                               2,041         3,104
     Restructuring liability (note 10)                  4,301           212
     Other                                              2,875           165
                                                      -------       -------
          Total                                       $11,035       $ 4,415
                                                      =======       =======

9     GOODWILL AND OTHER INTANGIBLE ASSETS - NET

      At December 31, 2001 and 2000, the goodwill and other intangible assets were:

                                              (thousands of U.S. dollars)
                                                 2001           2000
                                               --------       --------
Goodwill                                       $298,734       $298,734
Other intangibles                                 6,672          6,672
                                               --------       --------
Total                                           305,406        305,406
Less: Accumulated amortization                   40,209         17,099
                                               --------       --------
Net goodwill and other intangible assets       $265,197       $288,307
                                               ========       ========

BETZDEARBORN CANADA, INC.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

10    RESTRUCTURING

      The consolidated balance sheets reflect liabilities for employee severance benefits and other exit costs of $4.3 million and $0.2 million, respectively, at December 31, 2001 and 2000. During the third quarter of 2001, management authorized and committed to a plan to reduce the workforce as part of the comprehensive cost reduction and work process redesign program. The Company incurred restructuring charges of $4.1 million, which includes charges of $1.8 million for employee termination benefits and $2.3 million for exit costs related to facility closures. Under this plan, approximately 48 employees have left or will leave the Company. The plan includes reductions throughout the Company with the majority of them from support functions as well as the Process Chemicals and Services segment.

      The restructuring liabilities also include amounts relating to the 1998 plan initiated upon the acquisition of BetzDearborn and additional plans that the Company committed to in 2000 relating to the restructuring of the Process Chemicals and Services segment and corporate realignment due to the divestiture of non-core businesses.

      A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                   (thousands of U.S. dollars)
                                                        2001           2000
                                                     -------        -------
Balance - Beginning of year                          $   212        $ 2,562
Cash payments                                             --         (2,317)
Additional termination benefits and exit costs         4,101            --
Translation adjustment                                   (12)           (33)
                                                     -------        -------
Balance - End of year                                $ 4,301        $   212
                                                     =======        =======

      Severance benefit payments are based on years of service and generally continue for 3 to 24 months subsequent to termination. Actions under the 1998 and 1999 restructuring plans are substantially complete as of December 31, 2001.

BETZDEARBORN CANADA, INC.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

11    PENSION AND OTHER POST-RETIREMENT BENEFITS

      The Company provides defined benefit pension and post-retirement benefit plans to employees. The following chart lists benefit obligations, plan assets, and funded status of the plans:

                                                           (thousands of U.S. dollars)
                                                Pension benefits           Other post-retirement benefits
                                           --------------------------      ------------------------------
                                             2001             2000             2001             2000
                                           --------         --------         --------         --------
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at January 1       $ 28,092         $ 25,426         $  1,635         $  1,652
     Service cost                             1,115            1,086               42               42
     Interest cost                            1,998            1,994              114              115
     Assumption change                         --              1,371             --               --
     Translation difference                  (1,594)            (876)             (95)             (52)
     Actuarial (loss) gain                     (752)             (20)              64              (61)
     Benefits paid from plan assets            (608)            (889)             (61)             (61)
                                           --------         --------         --------         --------
Benefit obligation at December 31          $ 28,251         $ 28,092         $  1,699         $  1,635
                                           ========         ========         ========         ========

CHANGE IN PLAN ASSETS
     Fair value of plan assets at
           January 1                       $ 35,505         $ 34,825         $   --           $   --
     Actual return on plan assets            (2,250)           1,856             --               --
     Company contributions                      112              841               61               61
     Translation difference                  (1,789)          (1,128)            --               --
     Benefits paid from plan assets            (608)            (889)             (61)             (61)
                                           --------         --------         --------         --------
Fair value of plan assets at
     December 31                           $ 30,970         $ 35,505         $   --           $   --
                                           ========         ========         ========         ========

Funded status of the plans                 $  2,719         $  7,413         $ (1,699)        $ (1,635)
Unrecognized actuarial gain (loss)            2,824           (1,922)            (214)            (292)
Unrecognized prior service cost                 176              269             --               --
Unrecognized net transition
     obligation                                (525)             (26)           1,107            1,288
                                           --------         --------         --------         --------
Prepaid (accrued) benefit cost             $  5,194         $  5,734         $   (806)        $   (639)
                                           ========         ========         ========         ========

Assumptions as of December 31
     Weighted-average discount rate               7%               7%            6.75%               7%
     Expected return on plan assets             7.5%               7%             N/A              N/A
     Rate of compensation increase                4%               4%               4%               4%
     Health-care trend rate                     N/A              N/A                4%               4%

Funded status of plans in deficit
     position                                  (943)            (855)          (1,699)          (1,635)

BETZDEARBORN CANADA, INC.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

                                                   (thousands of U.S. dollars)
                                        Pension benefits                 Other post-retirement benefits
                          --------------------------------------       -----------------------------------
                             2001           2000           1999           2001          2000          1999
                          -------        -------        -------        -------       -------       -------
Service cost              $ 1,115        $ 1,086        $ 1,027        $    42       $    42       $    45
Interest cost               1,998          1,994          1,800            114           115           112
Expected return on
     plan assets           (2,620)        (2,688)        (2,132)          --            --            --
Amortization and
     deferrals                  9             16            112           --            --            --
Amortization of
     transition
     asset                   (183)          (189)          (187)           116           120           118
Special termination
     benefit                   35           --             --             --            --            --
                          -------        -------        -------        -------       -------       -------
Benefit cost              $   354        $   219        $   620        $   272       $   277       $   275
                          =======        =======        =======        =======       =======       =======

      OTHER POST-RETIREMENT BENEFITS

      The non-pension post-retirement benefit plans are contributory health-care and life insurance plans. The assumed participation rate in these plans for future eligible retirees was 95% for health care and 95% for life insurance. A one-percentage point increase or decrease in the assumed health-care cost trend rate would increase or decrease the post-retirement benefit obligation by $179 thousand or $157 thousand, respectively, and would not have a material effect on aggregate service and interest cost components.

12    OTHER EXPENSE (INCOME)

      Other expense (income) consists of the following:

                                                     (thousands of U.S. dollars)
                                                    2001          2000           1999
                                                 -------       -------        -------
            Foreign exchange loss (gain)         $   714       $   226        $  (927)
            Miscellaneous expense (income)           343           314           (339)
                                                 -------       -------        -------
                                                 $ 1,057       $   540        $(1,266)
                                                 =======       =======        =======

BETZDEARBORN CANADA, INC.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

13    INCOME TAXES

      A summary of the components of the tax provision follows:

                                                  (thousands of U.S. dollars)
                                                    Year ended December 31,
                                                2001           2000          1999
                                             -------        -------       -------
            Current                          $ 4,501        $ 4,586       $   783
            Deferred                          (2,296)           776         1,902
                                             -------        -------       -------
            Provision for income taxes       $ 2,205        $ 5,362       $ 2,685
                                             =======        =======       =======

      The deferred income tax asset (liability) at December 31 is comprised of:

                                                                (thousands of U.S. dollars)
                                                                      2001          2000
                                                                   -------       -------
            Accrued expenses                                       $ 1,267       $    90
                                                                   -------       -------
                 Gross deferred tax assets                           1,267            90
                                                                   -------       -------
            Depreciation                                               127           906
            Prepaid pension and post-retirement benefits             1,037         1,599
            Other                                                       70            34
                                                                   -------       -------
                 Gross deferred tax liabilities                      1,234         2,539
                                                                   -------       -------
                 Total deferred income tax asset (liability)       $    33       $(2,449)
                                                                   =======       =======

      A reconciliation of the Canadian statutory income tax rate to the effective rate is as follows:

                                                          2001            2000            1999
                                                         -----           -----           -----
            Statutory income tax rate                    40.62%          40.14%          40.54%
            Minority interest in income                 (24.62)         (15.20)         (33.12)
            Goodwill amortization                        80.39           22.36           53.73
            Non-deductible expenses                       3.21            1.76            5.07
            Large corporations tax                        --              1.64            3.43
            Change in enacted deferred tax rates          4.10            --              --
            Prior year recovery                         (29.37)           --              --
            Other                                         2.21            0.01           (1.54)
                                                         -----           -----           -----
            Effective tax rate                           76.54%          50.71%          68.11%
                                                         =====           =====           =====

BETZDEARBORN CANADA, INC.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

14    INTERCOMPANY NOTES RECEIVABLE

      In addition to current receivables and payables with the Hercules Group, BDCI has intercompany notes receivable from the Hercules Group in the amount of $27,340 thousand (2000 - $23,088 thousand), which is included in the net Hercules Group investment balance as of December 31, 2001 and 2000. The weighted average rate on the intercompany notes receivable was 6% in 2001 and 10% in 2000. The notes receivable are due on demand. Interest income earned on intercompany notes receivable for the year was $1,071 thousand (2000 - $1,090 thousand; 1999 - $529 thousand).

15    NET HERCULES GROUP INVESTMENT

      Changes in net Hercules Group investment were as follows:

                                                     (thousands of U.S.
                                                          dollars)
            Balance - January 1, 1999                  $ 170,317
                 Net loss                                 (1,964)
                 Other comprehensive income               16,261
                 Intercompany transactions - net          76,920
                                                       ---------
            Balance - December 31, 1999                  261,534
                 Net income                                1,208
                 Other comprehensive loss                 (8,897)
                 Intercompany transactions - net          (9,505)
                                                       ---------
            Balance - December 31, 2000                  244,340
                 Net income                               (1,050)
                 Other comprehensive loss                (15,359)
                 Intercompany transactions - net          (5,345)
                                                       ---------
            Balance - December 31, 2001                $ 222,586
                                                       =========

      The Company includes accumulated other comprehensive income (loss) in net Hercules Group investment. At December 31, 2001 and 2000, accumulated other comprehensive (loss) income included a cumulative loss of $10,517 thousand and a cumulative gain of $4,842 thousand, respectively, of foreign currency translation adjustments.

BETZDEARBORN CANADA, INC.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

16    COMMITMENTS AND CONTINGENCIES

      LEASES

      The Company has operating leases (including facilities, transportation, and data processing equipment) expiring at various dates. Rental expense was $2,457 thousand in 2001, $2,474 thousand in 2000 and $2,379 thousand in 1999.

      At December 31, 2001, minimum rental payments under noncancelable leases aggregated $4,017 thousand. A significant portion of these payments relates to facilities and vehicles. The net minimum payments over the next three years are $2,170 thousand in 2002, $1,310 thousand in 2003, and $537 thousand in 2004.

      LITIGATION

      The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

17    RELATED PARTY TRANSACTIONS

      BDCI has entered into certain agreements with companies under common control (affiliated companies). These agreements were developed in the context of parent/subsidiary relationship and, therefore, may not necessarily reflect the result of arm's length negotiations between independent parties. BDCI records sales with affiliates based on a cost-plus formula developed and agreed upon by both parties.

      CORPORATE AND OTHER COST ALLOCATIONS

      As discussed in note 1, the financial statements of BDCI reflect certain allocated support costs incurred by other entities in the Hercules Group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, research and development overhead, investor relations and other corporate services. Allocations and charges included in BDCI's financial statements were based on either a direct cost pass-through for items directly identified as related to BDCI's activities, a percentage allocation for such services provided based on factors such as revenues, net assets, cost of sales or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in the consolidated statements of operations. Such allocations and corporate charges totalled $1,180 thousand in 2001, $3,067 thousand in 2000 and $5,738 thousand in 1999.

      ROYALTIES

      BDCI entered into a licence agreement in respect of the use of manufacturing formulations and specifications, which are developed and owned by affiliated companies. BDCI paid royalties in respect of this agreement of $5,396 thousand in 2001, $5,998 thousand in 2000 and $4,937 thousand in 1999. The royalties are reflected in the other operating expense line item in the consolidated statements of operations.

BETZDEARBORN CANADA, INC.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

      PURCHASES

      BDCI purchases products for resale in the normal course of business from affiliated companies. BDCI's purchases from affiliated companies were $34,936 thousand in 2001, $52,639 thousand in 2000 and $12,502 thousand in 1999.

      OTHER

      BDCI reimburses affiliated companies for charges incurred on its behalf. These costs are reflected in the selling, general and administrative line item in the consolidated statements of operations. The amount paid was $274 thousand in 2001, $874 thousand in 2000 and $58 thousand in 1999. BDCI receives commissions for sales made on behalf of affiliated companies, which are reflected as a decrease to selling, general and administrative costs in the consolidated statements of operations and comprehensive (loss) income. Total commissions earned from affiliates amounted to $12 thousand in 2001, $422 thousand in 2000 and $291 thousand in 1999.

18    SUBSEQUENT EVENT

      On April 29, 2002, Hercules completed the sale of its Water Treatment Business to GE Specialty Materials. Pursuant to the Stock and Asset Agreement for the transaction, the sale included all of the stock of BetzDearborn and the Company. Hercules used the proceeds from the sale to prepay borrowings under its Senior Credit Facility (including the $65,427 thousand outstanding under the US$100 million Canadian Revolver) and ESOP Credit Facility. Pursuant to the prepayment, among other things, the stock pledges were released and the Canadian Revolver was cancelled.

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF
HERCULES INCORPORATED
WILMINGTON, DELAWARE


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of BetzDearborn Europe, Inc., a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 12, 2002

BETZDEARBORN EUROPE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                               (Dollars in thousands)
                                                                Year Ended December 31,
                                                        2001              2000              1999
                                                        ----              ----              ----
Sales to third parties                              $ 136,912         $ 160,386         $ 176,145
Sales to Hercules Group                                53,634            60,782            64,952
                                                    ---------         ---------         ---------
                                                      190,546           221,168           241,097

Cost of sales                                         113,768           134,438           142,608
Selling, general, and administrative                   50,590            55,405            63,242
expenses
Research and development                                2,203             2,782             3,931
Goodwill and intangible asset amortization              5,466             6,126             6,696
Other operating expenses, net (Note 13)                23,163            12,432            13,814
                                                    ---------         ---------         ---------
(Loss) profit from operations                          (4,644)            9,985            10,806
Interest and debt expense (Note 14)                     6,903             9,438             9,277
Other income (expense), net (Note 15)                   1,779               998             1,666
                                                    ---------         ---------         ---------

(Loss) income before income taxes
     and equity income                                 (9,768)            1,545             3,195
Provision for income taxes (Note 16)                    1,885             2,300             6,609
                                                    ---------         ---------         ---------
Loss before equity income                             (11,653)             (755)           (3,414)
Equity income of affiliated companies                   3,245             3,716             3,104
                                                    ---------         ---------         ---------
Net (loss) income                                      (8,408)            2,961              (310)

Additional minimum pension liability, net of
     tax of $(6,327)                                  (14,762)               --                --
Foreign currency translation, net of tax
     of $0 for each year                               (4,481)          (28,564)          (11,658)
                                                    ---------         ---------         ---------
Comprehensive loss                                  $ (27,651)        $ (25,603)        $ (11,968)
                                                    =========         =========         =========


    The accompanying notes are an integral part of the consolidated financial statements.

BETZDEARBORN EUROPE INC.
CONSOLIDATED BALANCE SHEETS

                                                                         (Dollars in thousands)
                                                                               December 31,
                                                                          2001              2000
                                                                          ----              ----
      ASSETS
      Current assets
        Cash and cash equivalents                                      $   1,837         $   2,406
        Accounts receivable, net (Note 3)                                 36,213            44,476
        Inventories (Note 4)                                              12,458            16,224
        Deferred income taxes (Note 16)                                    1,085             1,716
                                                                       ---------         ---------
            Total current assets                                          51,593            64,822
                                                                       ---------         ---------

      Property, plant, and equipment, net (Note 9)                        47,529            53,382
      Investments in affiliates (Note 5)                                 135,139           152,468
      Goodwill and other intangible assets, net (Note 10)                165,248           182,927
      Deferred income taxes (Note 16)                                      2,950                --
      Prepaid pension (Note 12)                                            9,935             7,785
      Deferred charges and other assets                                    3,134             1,289
                                                                       ---------         ---------
            Total assets                                               $ 415,528         $ 462,673
                                                                       =========         =========

      LIABILITIES AND NET HERCULES GROUP INVESTMENT
      Current liabilities
        Accounts payable                                               $  17,214         $  17,511
        Short-term debt (Note 6)                                              --             5,730
        Accrued expenses (Note 9)                                         20,245            21,477
                                                                       ---------         ---------
            Total current liabilities                                     37,459            44,718
      Deferred income taxes (Note 16)                                         --             5,411
      Pension liability (Note 12)                                         22,139                --
      Deferred credits and other liabilities                                  --                30
                                                                       ---------         ---------
            Total liabilities                                             59,598            50,159
      Commitments and contingencies (Note 17)

      Net Hercules Group investment (Note 20)
        Accumulated other comprehensive losses                           (73,311)          (54,068)
        Intercompany transactions                                        429,241           466,582
                                                                       ---------         ---------
            Net Hercules Group investment                                355,930           412,514
                                                                       ---------         ---------
            Total liabilities and net Hercules Group investment        $ 415,528         $ 462,673
                                                                       =========         =========

    The accompanying notes are an integral part of the consolidated financial statements.

BETZDEARBORN EUROPE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           (Dollars in thousands)
                                                                           Year Ended December 31,
                                                                    2001             2000             1999
                                                                    ----             ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                $ (8,408)        $  2,961         $   (310)
Adjustments to reconcile net income (loss) to net cash
provided by operations:
  Depreciation and amortization of property, plant and
  equipment                                                         5,825            7,037            6,538
  Amortization of goodwill and other intangible assets              5,466            6,126            6,696
  Restructuring plans                                               4,153            1,539            1,660
  Deferred income tax                                              (1,926)            (372)           1,869
  Loss on disposals of property, plant and equipment                  996               84               --
  Loss on sale of investment                                        7,194               --               --
  Equity income of affiliates                                      (3,245)          (3,716)          (3,104)
  Dividends from equity method investments                         19,932               --            1,666
  Corporate and other cost allocations                              4,806            3,940            7,530
  Accruals and deferrals of cash receipts and payments:
    Accounts receivable                                             7,670           (1,215)           2,332
    Inventories                                                     2,977            4,638            1,912
    Accounts payable and accrued expenses                          (3,251)            (955)          (9,541)
    Noncurrent assets and liabilities                              (2,988)          (2,850)           3,199
    Net transfers (to) from Hercules Group                           (242)          38,809          (13,632)
                                                                 --------         --------         --------
       Net cash provided by operations                             38,959           56,026            6,815
                                                                 --------         --------         --------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures, net of proceeds from sale                    (2,541)          (3,123)           2,590
                                                                 --------         --------         --------
      Net cash (used in) provided by investing activities          (2,541)          (3,123)           2,590
                                                                 --------         --------         --------

CASH FLOW FROM FINANCING ACTIVITIES:
Change in short-term debt                                          (5,743)          (4,341)           9,843
Net transfers (to) from Hercules Group                            (30,937)         (49,096)         (27,957)
                                                                 --------         --------         --------
      Net cash provided by (used in) financing activities         (36,680)         (53,437)         (18,114)
                                                                 --------         --------         --------

Effect of exchange rate changes on cash                              (307)            (173)            (747)
                                                                 --------         --------         --------

Net decrease in cash and cash equivalents                            (569)            (707)          (9,456)
Cash and cash equivalents at beginning of year                      2,406            3,113           12,569
                                                                 --------         --------         --------
Cash and cash equivalents at end of year                         $  1,837         $  2,406         $  3,113
                                                                 ========         ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (net of amount capitalized)                           $  6,242         $  9,439         $  9,215
  Income taxes, net                                                 4,733            4,622            6,948
Noncash investing and financing activities:
  Corporate and other cost allocations                              4,806            3,940            7,530
  Corporate and other asset allocations                                --            4,609            3,551

    The accompanying notes are an integral part of the consolidated financial statements.

BETZDEARBORN EUROPE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

     When Hercules acquired all of the outstanding shares of BetzDearborn Inc on October 15, 1998 it paid $2,235 million in cash and $186 million in common stock exchanged for the shares held by the BetzDearborn ESOP Trust. The purchase price allocated to the Company and its subsidiaries was approximately $810 million. During 1999, Hercules completed the purchase price allocation and the final determination of goodwill was $2,170 million of which the amount attributable to the Company was approximately $204 million. These financial statements include the push down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant and equipment and their related amortization and depreciation adjustments.

    As a result of this acquisition, the Company, as a part of an effort by Hercules, entered into several internal reorganization transactions during 2000 and 1999. The transactions included the Company selling several of its investments in subsidiaries to Hercules affiliates, purchasing several investments in subsidiaries from Hercules affiliates, merging companies, and acquiring certain investments in Hercules group companies that are valued at cost. As all investments in this reorganization are under the common control of Hercules, these transactions have been accounted for in a manner similar to pooling of interests

    Prior to the fiscal 2000 year, separate company stand-alone financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries (including the Company) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These consolidated financial statements present the financial information of the Company, a collateral party to the Hercules debt, based on the Hercules' understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

    On April 29, 2002, in connection with Hercules' sale of its Water Treatment Business (see Note 21) and the repayment of the Facilities, the stock pledges were released. As a result, based on Hercules' current debt structure, these separate company stand-alone financial statements will not be required for the fiscal year ending December 31, 2002.

    The consolidated financial statements of the Company reflect certain allocated support costs incurred by the Hercules Group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's consolidated financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation method is reasonable. (See Note 18)

    A number of the Company's operating companies participate in Hercules' centralized cash management system. Accordingly, cash received from operations may be transferred to Hercules on a periodic basis, and Hercules funds operational and capital requirements upon request.

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

BETZDEARBORN EUROPE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

BETZDEARBORN EUROPE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     The company provides taxes on undistributed earnings of subsidiaries and affiliates included in consolidated retained earnings to the extent such earnings are planned to be remitted and not re-invested permanently. The undistributed (losses)/earnings of subsidiaries and affiliates on which no provision for foreign withholding or US income taxes has been made amounted to approximately $(10,058 thousand), $5,380 thousand and $1,853 thousand at December 31, 2001, 2000 and 1999, respectively. US and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the US statutory rate because of the availability of tax credits.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    The accompanying consolidated financial statements are reported in U.S. dollars. The U.S. dollar is the functional currency for the Company. The translation of the functional currencies of the Company's subsidiaries into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheet date, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income (loss), a separate component of net Hercules Group investment.

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

BETZDEARBORN EUROPE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

DERIVATIVE INSTRUMENTS AND HEDGING

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company has not designated any derivative as a hedge instrument and accordingly, changes in fair value of derivatives are recorded each period in earnings. The adoption of SFAS 133 did not result in a pre-tax or post-tax cumulative-effect-type adjustment to income and did not result in a change to other comprehensive income (loss).

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

BETZDEARBORN EUROPE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Effective January 1, 2002 Hercules adopted the provisions of SFAS 142. Hercules identified the following reporting units: BetzDearborn and Pulp and Paper, Aqualon and FiberVisions. In connection with Hercules' transitional review, recorded goodwill was determined to be impaired in the BetzDearborn reporting unit. In the first quarter 2002, Hercules completed its transitional impairment review of the identified reporting units and recognized an after tax impairment loss of $368 million as a cumulative effect of a change in accounting principle, of which $263 million related to the BetzDearborn Inc. water business. As a result of Hercules' adoption of SFAS 142, the Company will no longer record approximately $5.4 million of annual amortization relating to existing goodwill and intangibles.

     Goodwill related to the BetzDearborn business was evaluated for impairment at December 31, 2001 under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Fixed Assets and for Long-Lived Assets to Be Disposed of". Such evaluation indicated that goodwill associated with the business was recoverable from anticipated future undiscounted cash flows. Accordingly, no impairment loss was recorded in the December 31, 2001 financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe it will have a material effect on its financial statements.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe it will have a material effect on its financial statements.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The Company elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses from the Extinguishment of Debt" ("SFAS 4"). The early adoption of SFAS 145 had no effect on the Company's financial statements.

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

3.      ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net, consists of:

                                              (Dollars in thousands)
                                               2001             2000
                                               ----             ----
      Trade                                 $ 35,925         $ 39,830
      Other                                    3,059            7,413
                                            --------         --------
                                              38,984           47,243
Less allowance for doubtful accounts          (2,771)          (2,767)
                                            --------         --------
      Total                                 $ 36,213         $ 44,476
                                            --------         --------

      Other accounts receivable mainly comprise VAT receivable.

BETZDEARBORN EUROPE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.      INVENTORIES

      The components of inventories are:

                                                (Dollars in thousands)
                                                  2001           2000
                                                  ----           ----
      Finished products                         $ 7,510        $ 9,876
      Materials, supplies, and work in process    4,948          6,348
                                                -------        -------
      Total                                     $12,458        $16,224
                                                -------        -------

5.      INVESTMENTS

      The Company has various equity investments in companies, as described below. Summarized financial information for these equity affiliates at December 31, and for the years then ended is as follows:

                                      (Dollars in thousands)
                                       2001            2000
                                       ----            ----
      Current assets                 $ 24,137        $ 26,497
      Non-current assets              164,103         210,711

      Current liabilities            $ 36,895        $ 23,481
      Non-current liabilities             864          25,113

                                        2001            2000           1999
                                        ----            ----           ----
      Net sales                      $ 65,250        $ 62,348        $62,860
      Gross profit                     18,829          18,142         17,930
      Net earnings                      7,447           8,393          6,699

      At December 31, 2001, the Company's equity investments consist of a 38.97% ownership of Hercules Quimica S.A., a Hercules affiliate, a 50% ownership of BL Technologies, a Hercules affiliate and a 19.75% ownership of Hercules de Colombia S.A., a Hercules affiliate. The Company's carrying value for these investments at December 31, 2001 and 2000 equals its share of the underlying equity in net assets of the respective affiliates. Dividends paid to the Company from its equity investees were $19,932 thousand during 2001 and $1,666 thousand during 1999. No dividends were received by the Company from equity investees in 2000. Each of these entities operates in lines of business similar to the Company, supplying engineered chemical treatment programs for water and process systems in industrial, commercial and institutional establishments. The Company's cost investment consists of a 7.5% ownership of Hercules International Limited, a Hercules affiliate.

6.      SHORT-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

      Short-term debt of $5,730 thousand at December 31, 2000, consists of bank borrowings primarily representing foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period. There was no short-term debt outstanding at December 31, 2001.

      Short-term debt with affiliates of $55,784 thousand and $26,856 thousand at December 31, 2001 and 2000, respectively, is recorded in Net Hercules Group Investment in the consolidated balance sheet and is generally payable on demand with interest at various rates.

      At December 31, 2001 and 2000, the Company had $1,413 thousand and $28,300 thousand, respectively, of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds.

      Weighted-average interest rates on all third party and affiliate short-term borrowings at December 31, 2001 and 2000 were 5.3% and 6.3%, respectively.

BETZDEARBORN EUROPE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

     Long-term debt with affiliates at December 31, 2001 and 2000, which is recorded in Net Hercules Group Investment in the consolidated balance sheet, is summarized as follows:

                                                 (Dollars in thousand)
                                                  2001            2000
                                                  ----            ----
      7.11% variable rate affiliate note        $    --        $ 45,195
      4.42% variable rate affiliate note         24,162          27,063
      LIBOR variable rate affiliate note         27,836          26,278
      7.56% variable rate affiliate note             --           5,022
      7.15% variable rate affiliate note          2,165           2,196
      4.10% variable rate affiliate note          1,685           1,766
                                                -------        --------
      Less current maturities                        --              --
                                                -------        --------
      Total                                     $55,848        $107,520
                                                =======        ========

     All of the long-term debt with the Hercules Group has maturity dates after 2005. The fair values of the Company's long-term debt was $55,848 thousand at December 31, 2001 and $107,520 thousand at December 31, 2000. The Company believes that the carrying value of long-term debt borrowings approximates fair value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

8.      LONG-TERM INCENTIVE COMPENSATION PLANS

     The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

     In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 189,704 at December 31, 2001, and 491,488 and 926,689 at December 31, 2000 and
1999, respectively.

     At December 31, 2001, under Hercules' incentive compensation plans, 1,265,493 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

     Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

     The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2001, 2000 and 1999, respectively.

BETZDEARBORN EUROPE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Below is a summary of outstanding stock option grants under the incentive compensation plans during 1999, 2000 and 2001:

                                             Regular                        Performance-Accelerated
                                             -------                        -----------------------
                                   Number of        Weighted-average    Number of       Weighted-average
                                    Shares               price            Shares              price
                                    ------               -----            ------              -----
      December 31, 1998             17,750             $  40.27               --                  --
      Granted                       25,250             $  37.73            1,350            $  37.56
      Exercised                         --                   --               --                  --
      Forfeited                         --                   --               --                  --
                                    ------             --------            -----            --------
      December 31, 1999             43,000             $  38.78            1,350            $  37.56
      Granted                        3,850             $  17.25               --                  --
      Exercised                         --                   --               --                  --
      Forfeited                         --                   --               --                  --
                                    ------             --------            -----            --------
      December 31, 2000             46,850             $  37.01            1,350            $  37.56
      Granted                        3,850             $  11.28               --                  --
      Exercised                         --                   --               --                  --
      Forfeited                     (3,800)            $  37.80               --                  --
                                    ------             --------            -----            --------
      December 31, 2001             46,900             $  34.83            1,350            $  37.56

      The weighted-average fair value of regular stock options granted during 1999, 2000 and 2001 was $8.26, $8.85 and $5.69, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999, 2000 and 2001 was $8.01, $0 and $0, respectively.

      Following is a summary of regular stock options exercisable at December 31, 1999, 2000 and 2001, and their respective weighted-average share prices:

                                  Number of     Weighted-average
      Options Exercisable          Shares        exercise price
      -------------------          ------        --------------
      December 31, 1999            13,540            $39.91
      December 31, 2000            27,520            $39.25
      December 31, 2001            36,430            $38.10

      There were no performance-accelerated stock options exercisable at December 31, 1999, 2000 and 2001.

      Following is a summary of stock options outstanding at December 31, 2001:

                                                            Outstanding Options                        Exercisable Options
                                                            -------------------                        -------------------
                                                                                  Weighted-
                                                Number        Weighted-average     average            Number          Weighted-
                                            Outstanding at       Remaining         exercise       Exercisable at       average
Exercise Price Range                          12/31/2001      Contractual Life      price           12/31/2001      exercise price
--------------------                          ----------      ----------------      -----           ----------      --------------
Regular Stock Options
$11 - $20                                        7,700              8.89            $14.27             1,540            $17.25
$30 - $40                                       37,550              6.59            $38.48            33,240            $38.58
$40 - $50                                        1,650              6.35            $47.81             1,650            $47.81
                                                ------                                                ------
                                                46,900                                                36,430
                                                ------                                                ------
Performance-Accelerated Stock Options
$14 - $40                                        1,350              7.34            $37.56                --                --
                                                ------                                                ------
                                                 1,350                                                    --
                                                ------                                                ------

      The Company currently expects that 100% of performance-accelerated stock options will eventually vest.

      The Company's employees may also participate in the Hercules Employee Stock Purchase Plan ("ESSP"). The ESSP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, there are no shares of Hercules common stock registered for offer and sale under the plan. Shares issued at December 31, 2001 and 2000, were 1,758,081 and 1,597,861, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

BETZDEARBORN EUROPE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

     The following weighted-average assumptions would be used in estimating fair value for 2001, 2000 and 1999:

                                                         Performance      Employee Stock
      Assumption                      Regular Plan    Accelerated Plan    Purchase Plan
      ----------                      ------------    ----------------    -------------
      Dividend yield                      0.96%             3.83%              0.0%
      Risk-free interest rate             5.80%             5.57%             4.86%
      Expected life                    7.1 yrs.            5 yrs.            3 mos.
      Expected volatility                33.36%            29.78%            49.11%

     The Company's net income and earnings per share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                                                     (Dollars in thousands)
                                                  2001        2000        1999
                                                  ----        ----        ----
      Net (loss) income
        As reported                               $(8,408)   $2,961      $(310)
        Pro forma                                 $(8,464)   $2,885      $(370)

9.      ADDITIONAL BALANCE SHEET DETAIL

                                                          (Dollars in thousands)
                                                           2001             2000
                                                           ----             ----
      Property, plant, and equipment
        Land                                             $  4,295         $  5,221
        Buildings and equipment                            74,756           77,036
                                                         --------         --------
            Total                                          79,051           82,257
        Accumulated depreciation and amortization         (31,522)         (28,875)
                                                         --------         --------
        Net property, plant, and equipment               $ 47,529         $ 53,382
                                                         ========         ========
      Accrued expenses
        Payroll and employee benefits                    $  2,249         $  1,432
        Income taxes payable                                6,907            6,386
        Restructuring (Note 11)                             2,349            2,989
        Other                                               8,740           10,670
                                                         --------         --------
                                                         $ 20,245         $ 21,477
                                                         ========         ========

10.     GOODWILL AND OTHER INTANGIBLE ASSETS

     At December 31, 2001 and 2000, the goodwill and other intangible assets were:


                                                         (Dollars in thousands)
                                                            2001         2000
                                                            ----         ----
      Goodwill                                           $178,017     $191,224
      Other intangibles                                     7,175        6,882
                                                         --------     --------
      Total                                               185,192      198,106
      Less accumulated amortization                       (19,944)     (15,179)
                                                         --------     --------
      Net goodwill and other intangible assets           $165,248     $182,927
                                                         ========     ========

      Goodwill and other intangible assets primarily represent amounts capitalized from the Hercules acquisition of BetzDearborn (Note 1).

BETZDEARBORN EUROPE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.     RESTRUCTURING

     The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs, primarily related to the plans initiated upon the creation of the European Shared Service Center in 1997, the acquisition of BetzDearborn in 1998 and the Work Process Redesign ("WPR") program in 2001. During the third quarter of 2001, Hercules started a Work Process Redesign program. The WPR program has been set up to analyze and change the way we work to improve the mechanics of how we do business - to do it better, quicker and at less costs. Teams were established to focus initially on seven work processes of our business that needed major improvement: manufacturing, solicit order to cash, finance and control fundamentals, logistics, information technology, purchase to pay and discovery to commercialization.

     Pursuant to the plans in place to merge the operations of BetzDearborn with Hercules and to rationalize the support infrastructure and other existing operations, facilities were closed and approximately 14 employees were terminated during the year 2000. Cash payments for the year included approximately $2.5 million for severance benefits and other exit costs. The estimate for the remaining plans was decreased by $444 thousand against goodwill due to lower than planned severance benefits as the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits. The estimate for the plans related to the shared services center were decreased by $626 thousand against operating expense.

     As a result of the WPR program, we estimate approximately 64 employees to leave and have charged $5.3 million to operating expense for these costs. These employees come from various parts of the business, including but not limited to all above-mentioned processes.

     During the year 2001, approximately 79 employees were terminated and cash worth approximately $3.4 million was paid for severance benefits and other exit costs. The estimate for the remaining plans was decreased by approximately $1.4 million against goodwill due to lower than planned severance benefits as the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits. The estimate for the plans related to the shared service center was decreased by approximately $1.1 million against operating expense.

     Severance benefits payments are based on years of service and generally continue for 3 months to 24 months subsequent to termination. We expect to substantially complete the remaining actions under the plans in 2002.

     A reconciliation of activity with respect to the liabilities established for these plans, which is included in accrued expenses in the consolidated balance sheet, is as follows:

                                                             (Dollars in thousands)
                                                              2001            2000
                                                              ----            ----
      Balance at beginning of year                          $ 2,989         $ 4,353
      Cash payments                                          (3,410)         (2,459)
      Additional termination benefits and exit costs          5,254           2,165
      Reversals against goodwill                             (1,383)           (444)
      Reversals against earnings                             (1,101)           (626)
                                                            -------         -------
      Balance at end of year                                $ 2,349         $ 2,989
                                                            =======         =======

BETZDEARBORN EUROPE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12. PENSIONS

     The Company has a number of defined benefit pension plans in Europe, covering substantially all employees. The following chart lists benefit obligations, plan assets, and funded status of the plans.

                                                          (Dollars in thousands)
                                                          2001              2000
                                                          ----              ----
      CHANGE IN BENEFIT OBLIGATION
      Benefit obligation at January 1                   $ 77,311          $ 75,968
        Service cost                                       1,571             2,092
        Interest cost                                      4,941             4,189
        Amendments                                           711                12
        Employee contributions                               710               760
        Translation difference                            (1,915)           (6,872)
        Actuarial loss                                    11,658             3,154
        Benefits paid from plan assets                    (2,019)           (1,992)
                                                        --------          --------
      Benefit obligation at December 31                 $ 92,968          $ 77,311
                                                        ========          ========

      CHANGE IN PLAN ASSETS
        Fair value of plan assets at January 1            87,229            89,389
        Actual return on plan assets                      (9,368)            5,143
        Employee contributions                               710               760
        Company contributions                              1,932             1,789
        Actuarial loss                                        --            (1,748)
        Translation difference                            (2,370)           (6,112)
        Benefits paid from plan assets                    (2,019)           (1,992)
                                                        --------          --------
        Fair value of plan assets at December 31        $ 76,114          $ 87,229
                                                        ========          ========

      Funded status of the plans                         (16,854)            9,918
      Unrecognized actuarial loss (gain)                  25,880            (2,176)
      Unrecognized prior service cost                        909               217
      Plan amendments                                         --              (174)
                                                        --------          --------
      Prepaid benefit cost                              $  9,935          $  7,785
                                                        ========          ========

      AMOUNTS RECOGNIZED IN THE STATEMENT OF
      FINANCIAL POSITION CONSIST OF:

        Additional minimum liability                     (22,139)               --
        Intangible asset                                   1,050                --
        Other comprehensive income                        21,089                --
        Prepaid benefit cost                               9,935             7,785
                                                        --------          --------
                                                        $  9,935          $  7,785
                                                        ========          ========

      ASSUMPTIONS AS OF DECEMBER 31
        Weighted-average discount rate                      6.50%             6.50%
        Expected return on plan assets                      7.00%             8.00%
        Rate of compensation increase                       3.50%             3.75%

BETZDEARBORN EUROPE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      COMPONENTS OF NET PERIOD PENSION COST              (Dollars in thousands)
                                                            Pension Benefits
                                                    2001          2000          1999
                                                    ----          ----          ----
      Service cost                                $ 1,571       $ 2,092       $ 2,313
      Interest cost                                 4,941         4,189         4,326
      Expected return on plan assets               (6,825)       (6,291)       (5,912)
      Amortization and deferrals                       19          (384)          269
      Amortization of transition asset                 --          (160)         (185)
                                                  -------       -------       -------
      Benefit (credit) cost                       $  (294)      $  (554)      $   811
                                                  =======       =======       =======

     During 1999 and up to March 1, 2000, the Company's Belgian employees participated in a multi-employer pension fund, which was administered by an affiliated company. Contribution amounts for this fund were $63 thousand and $427 thousand in 2000 and 1999, respectively and were allocated to the Company by the Plan administrator.

     On March 1, 2000, the Company terminated its participation in the multi-employer pension fund and primarily all Belgian employees were transferred into a Company sponsored defined contribution plan on that date. The Company's cost of the defined contribution plan for the year ended December 31, 2001 was $193 thousand and for the period March 1, 2000 through December 31, 2000 was $153 thousand.

13.     OTHER OPERATING EXPENSES, NET

     Other operating expense, net, in 2001 includes $7,194 thousand in net losses from the sale of the Company's hydrocarbon resins business, select portions of its rosin resins business, and its peroxy chemicals business. Furthermore, other operating expense, net, includes Hercules Group affiliate royalty costs totaling $10,776 thousand, net restructuring costs totaling $4,153 thousand, net losses on asset sales totaling $996 thousand and net foreign currency losses totaling $44 thousand.

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

14.     INTEREST AND DEBT EXPENSE

     No interest and debt costs were capitalized during 2001, 2000 or 1999. The costs incurred are presented separately in the consolidated statement of income and are primarily from debt with affiliates.

15.     OTHER INCOME (EXPENSE), NET

     Other income (expense), net, consists of the following:

                                                       (Dollars in thousands)
                                                    2001          2000          1999
                                                    ----          ----          ----
      Interest income, net                         1,741        $  359         1,629
      Miscellaneous income, net                       38           639            37
                                                  ------        ------        ------
                                                  $1,779        $  998        $1,666
                                                  ======        ======        ======

BETZDEARBORN EUROPE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16. INCOME TAXES

      The domestic and foreign components of (loss) income before taxes are presented below:

                                                (Dollars in thousands)
                                          2001            2000            1999
                                          ----            ----            ----
      Domestic                          $  6,892         $(3,779)       $(1,816)
      Foreign                            (16,660)          5,324          5,011
                                        --------         -------        -------
                                        $ (9,768)        $ 1,545        $ 3,195
                                        ========         =======        =======

      A summary of the components of the tax provision follows:

                                                (Dollars in thousands)
                                          2001             2000           1999
                                          ----             ----           ----
      Current
        Domestic                        $ 2,683          $    --         $1,478
        Foreign                           1,063            2,672          3,262
      Deferred
        Domestic                             --           (1,357)            --
        Foreign                          (1,861)             985          1,869
                                        -------          -------         ------
      Provision for income taxes        $ 1,885          $ 2,300         $6,609
                                        =======          =======         ======

      Deferred tax (liabilities) assets at December 31 consist of:

                                         (Dollars in thousands)
                                          2001             2000
                                          ----             ----
      Depreciation                      $ (4,366)        $(4,678)
      Intangible asset revaluation        (1,053)         (1,357)
      Fixed asset revaluation               (884)         (1,181)
      Pension                             (2,981)         (2,061)
                                        --------         -------
      Gross deferred tax liabilities      (9,284)         (9,277)
                                        --------         -------

      Loss carryforwards                $  5,339         $ 2,057
      Restructuring expenses                 211           1,580
      Allowance for doubtful accounts        395             344
      Pension                              6,789              --
      Intangible asset                     1,385           1,385
      Other                                  466             393
                                        --------         -------
      Gross deferred tax assets           14,585           5,759
                                        --------         -------
      Valuation allowance                 (1,266)           (177)
                                        --------         -------
                                        $  4,035         $(3,695)
                                        ========         =======

BETZDEARBORN EUROPE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      A reconciliation of the statutory income tax rate to the effective rate follows:

                                                 2001          2000           1999
                                                 ----          ----           ----
      Statutory income tax rate                  35.0 %         35.0 %         35.0 %
      Goodwill amortization                     (46.5)%        135.2 %         93.1 %
      Nondeductible expenses                     (4.2)%         24.5 %         14.6 %
      Tax rate differences on                    (3.5)%        (18.7)%        (17.9)%
      subsidiary earnings
      Cash dividends received from
      equity investments in affiliates             --             --           18.3 %
      Change in tax contingency accrual            --          (30.3)%         (4.9)%
      Foreign dividends, net of credits            --             --           66.0 %
      Other                                      (0.1)%          3.2 %          2.7 %
                                               ------          ------        ------
      Effective tax rate                        (19.3)%        148.9 %        206.9 %
                                               ======         ======         ======

      The net operating losses have carryforward periods ranging from 10 years to indefinite, but may be limited in their use in any given year.

17.     COMMITMENTS AND CONTINGENCIES

Leases

      The Company has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $3,579 thousand, $4,267 thousand and $6,043 thousand in 2001, 2000 and 1999, respectively.

At December 31, 2001, minimum rental payments under noncancelable leases aggregated $4,398 thousand. The net minimum payments over the next five years are $1,739 thousand in 2002, $1,581 thousand in 2003, $844 thousand in 2004, $234 thousand in 2005, and $0 thousand in 2006.

Litigation

      The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

      Testing performed at the Herentals, Belgium plan indicates that the soil is contaminated around the area of an underground wastewater tank that was removed in 1990. Studies have been performed to evaluate the extent of the contamination and nature of the contaminants. This information is required for the Company to develop a remediation plan satisfactory to governmental authorities. On April 29, 2002, the Company was transferred to and the liability for the environmental remediation was assumed by GE Betz (Note 21).

      At this moment no accrual is included in the balance sheet as of December 31, 2001, as a reliable estimate of the remediation costs cannot be made.

BETZDEARBORN EUROPE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

18.     RELATED PARTY TRANSACTIONS

      The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of a Hercules Group/subsidiary relationship and therefore may not necessarily reflect the result of arm's-length negotiations between independent parties. All transactions described below are eliminated on consolidation of Hercules.

      Intercompany borrowing and interest: The Company has intercompany loans with Hercules affiliated entities. The loans with affiliates are presented in Net Hercules Group Investment in the consolidated balance sheet. Interest paid to affiliated entities was $5,717 thousand, $8,490 thousand and $8,924 thousand in 2001, 2000 and 1999, respectively.

      Corporate, regional and other allocations: As discussed in Note 1, the consolidated financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resourses, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's consolidated financial statements were based either on a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, cost of sales; or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in the consolidated statement of income. Such allocations and corporate charges totaled approximately $15,606 thousand, $9,494 thousand and $12,925 thousand in 2001, 2000 and 1999, respectively.

      Sales to affiliates: The Company sells raw material and finished goods inventory in the normal course of business to affiliated companies. The Company's revenues from sales to affiliated companies are presented separately in the consolidated statement of income.

      Purchases from affiliates: The Company purchases in the normal course of business raw material and finished goods inventory from affiliated companies. The Company's purchases of inventory from affiliated companies is reflected in costs of sales in the consolidated statement of income and totaled $23,067 thousand, $34,688 thousand and $40,153 thousand in 2001, 2000 and 1999, respectively.

      Royalties: The Company entered into a license agreement in respect of the use of manufacturing formulations and specifications developed and owned by an affiliated entity. Total royalties accrued in respect of this agreement are included in the other operating expense line item in the consolidated statement of income and totaled $10,776 thousand, $10,993 thousand and $11,764 thousand in 2001, 2000 and 1999, respectively.

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

FOREIGN EXCHANGE RISK MANAGEMENT

      The Company has selectively used foreign currency forward contracts to offset the effects of exchange rate changes on reported earnings, cash flow, and net asset positions. The primary exposures are denominated in the U.S. Dollar and the British Pound Sterling. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than three months. At December 31, 2001, the Company had outstanding forward-exchange contracts to purchase foreign currencies aggregating $9,150 thousand, and to sell foreign currencies aggregating $9,160 thousand. The Company had no material outstanding forward-exchange contracts at December 31, 2000. The foreign exchange contracts outstanding at December 31, 2001 will mature during 2002.

BETZDEARBORN EUROPE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

FAIR VALUES

      The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2001 and 2000:

                              (Dollars in thousands)
                                       2001
                              ----------------------
                                Carrying    Fair
                                 Amount     Value
                                 ------     -----
Foreign exchange contracts       $(9)       $(9)

      The carrying amount represents the net unrealized gain or net interest payable associated with the contracts at the end of the period. Fair values of derivative contracts are indicative of cash that would have been required had settlement been December 31, 2001. Foreign exchange contracts are valued based on year-end exchange rates.

20.     NET HERCULES GROUP INVESTMENT

     Changes in Net Hercules Group Investment were as follows:

                                            (Dollars in thousands)
      Balance, January 1, 1999                   $ 483,857

        Net loss                                      (310)
        Other comprehensive loss                   (11,658)
        Intercompany transactions, net             (26,944)
                                                 ---------
      Balance, December 31, 1999                 $ 444,945

        Net income                                   2,961
        Other comprehensive loss                   (28,564)
        Intercompany transactions, net              (6,828)
                                                 ---------
      Balance, December 31, 2000                   412,514

        Net loss                                    (8,408)
        Other comprehensive loss                   (19,243)
        Intercompany transactions, net             (28,933)
                                                 ---------
      Balance, December 31, 2001                 $ 355,930
                                                 =========

      The Company includes accumulated other comprehensive losses in Net Hercules Group Investment. At December 31, 2001, accumulated other comprehensive losses consisted of an additional minimum pension liability and foreign currency translation adjustments, net of tax, of $(14,762) thousand and $(58,549) thousand, respectively. At December 31, 2000 and 1999, accumulated other comprehensive losses consisted of foreign currency translation adjustments, net of tax, of $(54,068) thousand and $(25,504) thousand, respectively.

21.     SUBSEQUENT EVENTS

      On April 29, 2002, Hercules completed the sale of its Water Treatment Business to GE Specialty Materials (GESM). Pursuant to the Stock and Asset Agreement for the transaction, the sale included all of the stock of BetzDearborn and the Company. Hercules used the proceeds from the sale to prepay borrowings under its Senior Credit Facility and ESOP Credit Facility. Pursuant to the prepayment, among other things, the stock pledges were released.

BETZDEARBORN INTERNATIONAL INCORPORATED
REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------


                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF
HERCULES INCORPORATED
WILMINGTON, DELAWARE




      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of BetzDearborn International Inc., a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 21, 2002

BETZDEARBORN INTERNATIONAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                          (Dollars in thousands)
                                                                          Year Ended December 31,
                                                                 2001              2000              1999
                                                               ---------         ---------         ---------
Sales to third parties                                         $ 175,907         $ 183,628         $ 174,691
Sales to Hercules Group                                            2,323             3,097             1,902
                                                               ---------         ---------         ---------
                                                                 178,230           186,725           176,593

Cost of sales                                                     82,297            85,489            75,354
Selling, general, and administrative expenses                     78,366            79,316            75,731
Research and development                                             136               251               451
Goodwill amortization                                              5,068             5,527             5,864
Other operating expenses, net (Note 12)                            6,425             5,952             7,098
                                                               ---------         ---------         ---------
                                                                 172,292           176,535           164,498

Profit from operations                                             5,938            10,190            12,095
Equity in (income) loss of affiliated companies                     (305)             (245)               94
Interest expense (Note 6)                                          4,474             6,252             6,146
Other expense, net (Note 13)                                          26             5,596             6,932
                                                               ---------         ---------         ---------

Income (loss) before income taxes and minority interest            1,743            (1,413)           (1,077)
Provision for income taxes (Note 15)                              (2,508)           (1,611)           (3,020)
                                                               ---------         ---------         ---------

Net loss before minority interest                                   (765)           (3,024)           (4,097)

Minority interest                                                  1,638               984               149
                                                               ---------         ---------         ---------

Net loss                                                          (2,403)           (4,008)           (4,246)
Translation adjustments                                           (4,568)           (2,061)             (989)
                                                               ---------         ---------         ---------
Comprehensive loss                                             $  (6,971)        $  (6,069)        $  (5,235)
                                                               =========         =========         =========




   The accompanying notes are an integral part of the consolidated financial statements.

BETZDEARBORN INTERNATIONAL INCORPORATED
CONSOLIDATED BALANCE SHEETS

                                                                  (Dollars in thousands)
                                                                        December 31,
                                                                  2001              2000
                                                                ---------         ---------
ASSETS
Current assets
   Cash and cash equivalents                                    $  18,713         $  13,622
   Accounts receivable, net (Note 3)                               37,910            34,755
   Inventories (Note 4)                                            19,293            19,261
   Prepaid and other current assets                                 7,484             9,858
   Deferred income taxes (Note 15)                                  2,995             2,435
                                                                ---------         ---------
     Total current assets                                          86,395            79,931
                                                                ---------         ---------

Property, plant, and equipment, net (Note 8)                       37,003            41,191
Goodwill, net (Note 9)                                            187,124           197,496
Investment in affiliates                                            1,570             1,691
Deferred charges and other assets                                   5,458             5,783
                                                                ---------         ---------
     Total assets                                               $ 317,550         $ 326,092
                                                                =========         =========

LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
   Accounts payable                                             $  11,390         $  11,692
   Short-term debt (Note 5)                                         1,015            14,262
   Accrued expenses (Note 8)                                       11,471            17,264
   Current tax liability (Note 15)                                  2,300             2,575
                                                                ---------         ---------
     Total current liabilities                                     26,176            45,793

Long-term debt (Note 6)                                             2,385               956
Deferred income taxes (Note 15)                                     1,902             1,175
Deferred credits and other liabilities                              2,491             4,278
                                                                ---------         ---------
     Total liabilities                                             32,954            52,202
Commitments and contingencies (Note 16)                                --                --
Minority Interest                                                  13,534            11,489
   Net Hercules Group Investment (Note 14)
   Accumulated other comprehensive income                         (27,537)          (22,969)
   Intercompany balances, net                                     298,599           285,370
                                                                ---------         ---------
     Net Hercules Group Investment                                271,062           262,401
                                                                ---------         ---------
     Total liabilities and Net Hercules Group Investment        $ 317,550         $ 326,092
                                                                =========         =========




   The accompanying notes are an integral part of the consolidated financial statements.

BETZDEARBORN INTERNATIONAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       (Dollars in thousands)
                                                                                       Year Ended December 31,
                                                                                 2001             2000             1999
                                                                             --------         --------         --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                     $ (2,403)        $ (4,008)        $ (4,246)
Adjustments to reconcile net loss to net cash provided by operations:
   Minority interest                                                            1,638              984              149
   Depreciation                                                                 7,346            8,387            8,538
   Amortization                                                                 5,068            5,527            5,864
   Provision for bad debts                                                      1,971             (188)             394
   Equity in affiliated companies (income) loss                                  (305)            (245)              94
   Deferred income taxes                                                          209             (964)             114
   Corporate and other cost allocations                                         4,517            6,055            6,262
   Loss on the disposal of assets                                               1,788            1,484            1,016
   Accruals and deferrals of cash receipts and payments:
     Accounts receivable                                                       (5,126)           8,455           (8,315)
     Inventories                                                                  (32)           2,470           (1,732)
     Prepaid and other current assets                                           2,374           (3,092)            (219)
     Accounts payable and accrued expenses                                     (6,095)           2,064           (1,490)
     Noncurrent assets and liabilities                                         (1,462)          (5,096)           2,137

     Transfers (to) from Hercules Group                                       (10,501)          (4,674)           4,388
                                                                             --------         --------         --------
        Net cash (used in) provided by operations                              (1,013)          17,159           12,954
                                                                             --------         --------         --------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                           (6,872)         (10,760)         (10,452)
Proceeds from the disposal of property, plant and equipment                     1,927            4,497            2,954
                                                                             --------         --------         --------
        Net cash used in investing activities                                  (4,945)          (6,263)          (7,498)
                                                                             --------         --------         --------

CASH FLOW FROM  FINANCING ACTIVITIES:
Long-term debt proceeds                                                         1,429              956               --
Long term repayments                                                               --               --             (130)
Change in short-term debt                                                     (13,247)           3,475            4,090

Transfers from (to) Hercules Group                                             24,312           (8,175)         (12,795)
                                                                             --------         --------         --------
        Net cash provided by (used in) financing activities                    12,494           (3,744)          (8,835)
                                                                             --------         --------         --------
Effect of exchange rate changes on cash                                        (1,445)             239             (287)
                                                                             --------         --------         --------
Net increase (decrease) in cash and cash equivalents                            5,091            7,391           (3,666)
Cash and cash equivalents at beginning of year                                 13,622            6,231            9,897
                                                                             --------         --------         --------
Cash and cash equivalents at end of year                                     $ 18,713         $ 13,622         $  6,231
                                                                             ========         ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                                                  $    145         $    685         $  1,543
   Income taxes, net                                                           (2,575)          (1,776)
                                                                                                                    (54)
Noncash financing activities
   Corporate and other cost allocations                                         4,517            6,055            6,262




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

      Historically, separate company stand-alone financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries (including the Company) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information on the Company, a collateral party to the Hercules debt, based on the Hercules understanding of Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.


      On April 29, 2002, in connection with Hercules' sale of its Water Treatment Business (see Note 18) and the repayment of the Facilities, the stock pledges were released. As a result, based on Hercules' current debt structure, these separate company stand-alone financial statements will not be required for the fiscal year ending December 31, 2002.

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

      When Hercules acquired all of the outstanding shares of BetzDearborn Inc. on October 15, 1998 it paid $2,235 million in cash and $186 million in common stock exchanged for the shares held by the BetzDearborn ESOP Trust. The purchase price allocated to the Company and its subsidiaries was approximately $232 million. During 1999, Hercules completed the purchase price allocation and the final determination of goodwill was $1,822 million of which the amount attributable to the Company was approximately $207 million. These financial statements include the push down of fair value adjustments to assets and liabilities, including goodwill, property, plant and equipment and their related amortization and depreciation adjustments.

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

      2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries where control exists. Following the acquisition of BetzDearborn, the Company continued BetzDearborn's practice of

BETZDEARBORN INTERNATIONAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



using a November 30 fiscal year-end for certain former BetzDearborn non-U.S. subsidiaries to expedite the year-end closing process. Investments in affiliated companies with a 20% to 50% ownership interest are accounted for using the equity method of accounting and, accordingly, consolidated income includes the Company's share of their net income. All intercompany transactions and profits have been eliminated.

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

ENVIRONMENTAL EXPENDITURES

      Environmental expenditures that pertain to current operations or future revenues are expensed or capitalized according to the Company's capitalization policy, which is to charge repairs and maintenance to expense and capitalize replacements or betterments. Expenditures for remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and can be reasonably estimated.

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

PROPERTY AND DEPRECIATION

      Property, plant and equipment is recorded at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of depreciable assets are as follows: buildings-30 years; plant machinery and equipment-15 years; other machinery and equipment-3 to 15 years.

      The Company is engaged in several projects related to process or plant improvements. Costs are capitalized until the project is ready for intended use. The cost of business process reengineering, whether done internally or by a third party is expensed as incurred.

      Maintenance, repairs, and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the net book value of property (less proceeds of sale or salvage) is expensed.

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

BETZDEARBORN INTERNATIONAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

      The accompanying consolidated financial statements are reported in U.S. dollars. The U. S. dollar is the functional currency for the Company and its domestic subsidiaries and associated companies. The functional currencies of its foreign subsidiaries are translated into U.S. dollars for assets and liabilities using the current exchange rates in effect at the balance sheet date, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income (loss).

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

CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of short-term cash investments and trade receivables. The Company places its short-term cash investments of $8,189 thousand at December 31, 2001 and $7,029 thousand at December 31, 2000 in securities with maturities of 90 days or less. These securities were concentrated in Argentina, Brazil and Chile, in which together held $7,896 thousand in 2001, and by Brazil and Chile which held $6,945 thousand in 2000. These securities are primarily denominated in the respective local currencies. Cost approximates market for these securities. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different industries and locations.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

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

BETZDEARBORN INTERNATIONAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NET HERCULES GROUP INVESTMENT

      The Net Hercules Group Investment account reflects the balance of the Company's historical earnings, intercompany amounts, income taxes, taxes accrued and deferred, post-employment liabilities, foreign currency translation and other transactions between the Company and the Hercules Group.

NEW ACCOUNTING PRONOUNCEMENTS


      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and SFAS 142. SFAS 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) require that unamortized negative goodwill be written off immediately as extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), based on fair value (as opposed to cost recovery using future undiscounted cash flows),
(3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      Effective January 1, 2002 Hercules adopted the provisions of SFAS 142. Hercules identified the following reporting units: BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Resins. In connection with Hercules' transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units. In the first quarter 2002, Hercules completed its transitional impairment review of the identified units and recognized an after tax impairment loss of $368 million as a cumulative effect of a change of accounting principle, of which $263 million related to the BetzDearborn reporting unit. As a result of Hercules' adoption of SFAS 142, the Company will no longer record $5.1 million of annual amortization relating to existing goodwill and intangibles.

      Goodwill related to the BetzDearborn business was evaluated for impairment at December 31, 2001 under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Such evaluation indicated that goodwill associated with the business was recoverable from anticipated future undiscounted cash flows. Accordingly, no impairment loss was recorded in the December 31, 2001 financial statements.

BETZDEARBORN INTERNATIONAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The Company has elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses from the Extinguishment of Debt" ("SFAS 4"). The early adoption of SFAS 145 had no effect on the Company's financial statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring)." SFAS 146 defines the timing of the recognition of costs associated with exit or disposal activities, the types of costs that may be recognized and the methodology for calculating the fair value of such costs. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe this statement will have a material effect on its financial statements.

RECLASSIFICATIONS

      Certain amounts in the 2000 and 1999 consolidated financial statements and notes have been reclassified to conform to the 2001 presentation.

BETZDEARBORN INTERNATIONAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      3.    ACCOUNTS RECEIVABLE, NET

      Accounts receivable, net, consists of:

                                                      (Dollars in thousands)
                                                      2001               2000
                                                    --------           --------
      Trade                                         $ 43,701           $ 38,575
      Less allowance for doubtful accounts            (5,791)            (3,820)
                                                    --------           --------

         Total                                      $ 37,910           $ 34,755
                                                    ========           ========

      4.    INVENTORIES

      The components of inventories are:

                                                         (Dollars in thousands)
                                                         2001             2000
                                                        -------          -------
      Finished products                                 $10,433          $ 9,502
      Materials, supplies, and work in process            8,860            9,759
                                                        -------          -------

         Total                                          $19,293          $19,261
                                                        =======          =======

      5.    SHORT-TERM DEBT

      A summary of short-term debt follows:

                                                         (Dollars in thousands)
                                                         2001             2000
                                                        -------          -------
      Lines of credit                                   $   852          $13,776
      Current maturities of long-term debt                  163              486
                                                        -------          -------

         Total                                          $ 1,015          $14,262
                                                        =======          =======

      Lines of credit primarily represent foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period.

      At December 31, 2001 and 2000 the Company had $962 thousand and $23,467 thousand, respectively, of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over the lenders' cost of funds. Weighted-average interest rates on short-term borrowings at December 31, 2001 and 2000 were 15.0% and 5.66%, respectively.

      6.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

      Long-term debt with third parties at December 31, 2001 and 2000 is summarized below.

BETZDEARBORN INTERNATIONAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                         (Dollars in thousands)
                                                          2001           2000
                                                         -------        -------
      Construction loan -Bank of Hong Kong at 13.5%      $ 2,548        $ 1,442
      Less current maturities                               (163)          (486)
                                                         -------        -------

      Total                                              $ 2,385        $   956
                                                         =======        =======

      The construction loan with Hong Kong bank has an additional availability of $117 thousand and payments are due through 2007. The loan features a clause, which allows for no payments to be made for the years 2002 to 2004.

      Scheduled annual maturities of long-term debt outstanding in the successive five-year period are summarized as follows:

                                                          (Dollars in thousands)
                                                                  2001
                                                                -------
      2002                                                      $   163
      2003                                                           --
      2004                                                           --
      2005                                                          298
      2006                                                          596
      Thereafter                                                  1,491
                                                                -------

      Total                                                     $ 2,548
                                                                -------

      Less current maturities                                      (163)
                                                                -------

      Total                                                     $ 2,385
                                                                =======

            The Company believes that the carrying value of borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

            As of December 31, 2001 the Company had $68,159 thousand of long term debt payable to affiliates that was primarily held by Hercules Shared Services Corporation, Hercules Europe B.V.B.A., BetzDearborn Canada, Inc., and Hercules Canada Inc., all wholly owned subsidiaries of Hercules. As of December 31, 2000 the Company had $58,259 thousand of long term debt payable to affiliates that was primarily held by Hercules Shared Services Corporation, BetzDearborn Inc. and by Hercules Europe B.V.B.A., all wholly owned subsidiaries of Hercules. The long-term debt payable to affiliates primarily has no set payment schedule and carry interest rates ranging from 2.5% to 10.5%. The long term debt payable to affiliates is recorded in the Net Hercules Group Investment account in the financial statements.

                                                       (Dollars in thousands)
                                                          Interest Expense
            Components of interest expense:          2001       2000      1999
                                                    -------    -------   -------
            Third parties, net (income) expense     $  (225)   $ 1,861   $ 1,507
            Related parties, net expense              4,699      4,391     4,639
                                                    -------    -------   -------
            Interest expense                        $ 4,474    $ 6,252   $ 6,146
                                                    =======    =======   =======

            There was no capitalized interest during 2001, 2000 or 1999.

BETZDEARBORN INTERNATIONAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      7.    LONG-TERM INCENTIVE COMPENSATION PLANS

      The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

      In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 189,704 at December 31, 2001, 491,488 at December 31, 2000 and 926,689 at
December 31, 1999.

      At December 31, 2001, under Hercules' incentive compensation plans, 1,265,493 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

      Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

      The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2001, 2000 and 1999.

      Below is a summary of outstanding stock option grants under the incentive compensation plans during 1999, 2000 and 2001:

                                Regular              Performance-Accelerated
                         Number    Weighted-average   Number    Weighted-average
                        of Shares       Price        of Shares         Price
                       ----------------------------  ---------------------------
December 31, 1998          9,800       $  40.60            --            --
Granted                   48,200       $  37.72        13,150      $  37.70
Exercised                     --             --            --            --
Forfeited                     --             --            --            --
--------------------------------------------------------------------------------

December 31, 1999         58,000       $  38.21        13,150      $  37.70
Granted                   37,675       $  17.25            --            --
Exercised                     --             --            --            --
Forfeited                     --             --            --            --
--------------------------------------------------------------------------------

December 31, 2000         95,675       $  29.95        13,150      $  37.70
Granted                   37,675       $  11.28            --            --
Exercised                     --             --            --            --
Forfeited                 (3,500)      $  37.85            --            --
--------------------------------------------------------------------------------

December 31, 2001        129,850       $  24.32        13,150      $  37.70


The weighted-average fair value of regular stock options granted during 1999, 2000 and 2001 was $8.26, $8.85 and $5.69, respectively. The weighted-average

BETZDEARBORN INTERNATIONAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



fair value of performance-accelerated stock options granted during 1999, 2000 and 2001 was $8.01, $0, and $0, respectively.

Following is a summary of regular stock options exercisable at December 31, 1999, 2000, and 2001 and their respective weighted-average share prices:


                                                 Number of      Weighted-average
                  Options Exercisable              Shares        Exercise Price
                  --------------------------------------------------------------
                  December 31, 1999                 7,320           $40.09
                  December 31, 2000                28,820           $38.61
                  December 31, 2001                60,590           $33.09

There were no performance-accelerated stock options exercisable at December 31, 1999, 2000 and 2001.

Following is a summary of stock options outstanding at December 31, 2001:

                                                                   Outstanding Options         Exercisable Options
                                         Number        Weighted-average                        Number
                                     Outstanding at       Remaining      Weighted-average  Exercisable at  Weighted-average
      Exercise Price Range             12/31/2001      Contractual Life   Exercise Price     12/31/2001     Exercise Price
      --------------------           --------------    ----------------  ----------------  --------------  ----------------
      Regular Stock Options
      $11 - $20                            75,350           8.89              $14.27            15,070          $17.25
      $30 - $40                            53,200           7.11              $37.99            44,220          $38.05
      $40 - $50                             1,300           6.35              $47.81             1,300          $47.81
                                     --------------                                        --------------
                                          129,850                                               60,590
                                     ==============                                        ==============

      Performance-Accelerated
      Stock Options
      $14 - $40                            13,150           7.36              $37.70                --              --
                                     ==============                                        ==============


      The Company currently expects that 100% of performance-accelerated stock options will eventually vest.

      The Company's employees may also participate in the Hercules Employee Stock Purchase Plan ("ESPP"). The ESPP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, there are no shares of Hercules common stock registered for offer and sale under the plan. Shares issued at December 31, 2001 and 2000 were 1,758,081 and 1,597,861, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

      Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

BETZDEARBORN INTERNATIONAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      The following weighted-average assumptions would be used in estimating fair value for 2001, 2000 and 1999.

                                   Regular      Performance       Employee Stock
      Assumption                   Plan       Accelerated Plan     Purchase Plan
      ----------                  --------    ----------------    --------------
      Dividend yield                    1%            3.83%             0.0%
      Risk-free interest rate        5.80%            5.57%            4.86%
      Expected life               7.1 yrs.           5 yrs.           3 mos.
      Expected volatility           33.36%           29.78%           49.11%



      The Company's net income and earnings for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                                              (Dollars in thousands)
                                     2001              2000              1999
                                    -------           -------           -------
      Net loss
         As reported                $(2,403)          $(4,008)          $(4,246)
         Pro forma                  $(2,611)          $(4,213)          $(4,335)


      8.    ADDITIONAL BALANCE SHEET DETAIL

                                                        (Dollars in thousands)
                                                         2001            2000
                                                       --------        --------
      Property, plant, and equipment
         Land                                           $  6,622       $  7,085
         Buildings and equipment                          50,921         48,455
         Construction in progress                          1,462          4,123
                                                        --------       --------
              Total                                       59,005         59,663
         Accumulated depreciation and amortization       (22,002)       (18,472)
                                                        --------       --------
         Net property, plant, and equipment             $ 37,003       $ 41,191
                                                        ========       ========

      Accrued expenses
         Payroll and related taxes                      $  3,733       $  3,623
         Incentives / bonus                                2,315          2,222
         Restructuring liability (Note 10)                 1,569          3,861
         Pension                                             637            682
         Other                                             3,217          6,876
                                                        --------       --------
                                                        $ 11,471       $ 17,264
                                                        ========       ========

BETZDEARBORN INTERNATIONAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      9.    GOODWILL, NET

      Goodwill at December 31, 2001 and 2000 was:

                                       (Dollars in thousands)
                                        2001            2000
                                      ---------       ---------
       Goodwill                       $ 204,724       $ 209,973
       Less accumulated amortization    (17,600)        (12,477)
                                      ---------       ---------

          Total                       $ 187,124       $ 197,496
                                      =========       =========

      10.   RESTRUCTURING

      The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs of $1,569 thousand and $3,861 thousand, respectively at December 31, 2001 and 2000. During 2001, management authorized and committed to a plan to reduce the workforce as part of the comprehensive cost reduction and work process redesign program. The Company incurred restructuring charges of $2,430 thousand, for employee termination benefits and exit costs related to facility closures. Under this plan, approximately 72 employees have left the Company. The plan includes reductions throughout the Company with the majority of them from support functions as well as the BetzDearborn and Pulp and Paper units.

      Pursuant to the plans in place to merge the operations of BetzDearborn with Hercules and to rationalize the support infrastructure and other existing operations, a $1,328 thousand reserve was established by the Company in 1998 and further increased by $4,499 thousand in 1999. 35 people were terminated in 1999, 17 in 2000 and 72 in 2001. Cash payments made during 2001 and 2000 include $1,535 thousand and $665 thousand, respectively, for severance benefits and $593 thousand and $125 thousand, respectively, for other exit costs.

      During 2001, the Company completed assessments of the remaining expenditures for the 1998 BetzDearborn plan and the 2000 plans, respectively. As a result of these assessments, the estimates for severance benefits and other exit costs were lowered by $2,487 thousand, with corresponding reductions to goodwill. The lower than planned severance benefits are the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits.

      Severance benefit payments are based on years of service and generally continue for 3 months to 24 months subsequent to termination. We expect to substantially complete remaining actions under the plans in 2002. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                         (Dollars in thousands)
                                                           2001           2000
                                                         -------        -------
      Balance at beginning of year                       $ 3,861        $ 4,554
      Additional termination benefits and exit costs       2,430            124
      Cash payments                                       (2,128)          (790)
      Reversals against goodwill                          (2,487)            --
      Currency effects                                      (107)           (27)
                                                         -------        -------

      Balance at end of year                             $ 1,569        $ 3,861
                                                         =======        =======

      11.   PENSION BENEFITS

      The Company has a non-contributory defined benefit plan covering all of its employees in the Republic of China. The Company funds the plans through trust arrangements where the assets of the fund are held separately from the employer. The level of funding is in line with local practice and in accordance with the local tax and supervisory requirements. The following table lists benefit obligations, plan assets, and funded status of the plans.

BETZDEARBORN INTERNATIONAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                       (Dollars in thousands)
                                                          Pension Benefits
                                                        2001            2000
                                                       -------         -------
      CHANGE IN BENEFIT OBLIGATION
         Benefit obligation at January 1               $ 2,665         $ 2,854
         Service cost                                      298             289
         Interest cost                                     148             157
         Benefits paid from plan assets                   (621)           (489)
         Actuarial loss                                    675              --
         Translation adjustments                          (115)           (146)
                                                       -------         -------
      Benefit obligation at December 31                $ 3,050         $ 2,665
                                                       =======         =======

      CHANGE IN PLAN ASSETS
         Fair value of plan assets at January 1          2,069           2,381
         Actual return on plan assets                      101             144
         Company contributions                             217             122
         Benefits paid from plan assets                   (621)           (464)
         Translation adjustments                           (76)           (114)
                                                       -------         -------
         Fair value of plan assets at December 31      $ 1,690         $ 2,069
                                                       =======         =======

      Funded status of the plans                        (1,360)           (595)
      Unrecognized net loss                                667             540
      Unrecognized net transition obligation               488              --
                                                       -------         -------
      Accrued prepaid benefit cost                     $  (205)        $   (55)
                                                       =======         =======

      ASSUMPTIONS AS OF DECEMBER 31
         Weighted-average discount rate                   5.00%           6.00%
         Expected return on plan assets                   5.00%           6.00%
         Rate of compensation increase                    5.00%           6.00%

                                                       (Dollars in thousands)
                                                          Pension Benefits
      Components of net periodic benefit cost:       2001       2000       1999
                                                    -----      -----      -----
      Service cost                                  $ 298      $ 289      $ 245
      Interest cost                                   148        157        143
      Expected return on plan assets                 (105)      (144)      (109)
      Amortization of net (gain) loss                  --         --         22
      Amortization of transition asset                 31         34        (16)
                                                    -----      -----      -----
      Benefit cost                                  $ 372      $ 336      $ 285
                                                    =====      =====      =====

BETZDEARBORN INTERNATIONAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      The Company also participates in defined contribution plans, which supplements the local government pension plans. The Company's employees may contribute from 5% to 12% of their annual compensation to the plan each calendar year. The Company's matching contribution was approximately $270 thousand for 2001, $520 thousand for 2000 and $460 thousand for 1999.



      12.   OTHER OPERATING EXPENSES, NET,



                                                      (Dollars in thousands)
                                                     Other Operating Expenses
      Components of other operating expenses:      2001        2000        1999
                                                  ------      ------      ------
      Royalty expense                             $5,103      $5,599      $4,901
      Integration                                     --          68       1,118
      Restructuring                                1,307         124         531
      Miscellaneous other                             15         161         548
                                                  ------      ------      ------
      Other operating expenses                    $6,425      $5,952      $7,098
                                                  ======      ======      ======

      13.   OTHER EXPENSE, NET

      Other Expense, net, consists primarily of exchange and transaction losses for 2001, 2000 and 1999.



      14.   NET HERCULES GROUP INVESTMENT

      Changes in Net Hercules Group Investment were as follows:



                                                          (Dollars in thousands)
                                                                ---------
      Balance, December 31, 1998                                $ 286,177
         Net loss                                                  (4,246)
         Other comprehensive income                                  (989)
         Intercompany balances, net                                (1,546)
                                                                ---------
      Balance, December 31, 1999                                $ 279,396
         Net loss                                                  (4,008)
         Other comprehensive income                                (2,061)
         Intercompany balances, net                               (10,926)
                                                                ---------
      Balance, December 31, 2000                                $ 262,401
         Net loss                                                  (2,403)
         Other comprehensive income                                (4,568)
         Intercompany balances, net                                15,632
                                                                ---------
      Balance, December 31, 2001                                $ 271,062
                                                                =========

BETZDEARBORN INTERNATIONAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      The Company includes accumulated other comprehensive income in Net Hercules Group Investment. At December 31, 2001, 2000 and 1999, accumulated other comprehensive income included ($27,537) thousand, ($22,969) thousand and ($20,908) thousand, respectively, of foreign currency translation adjustments.

      15.   INCOME TAXES

      The domestic and foreign components of income (loss) before taxes and minority interest are presented below:

                                              (Dollars in thousands)
                                     2001              2000              1999
                                    -------           -------           -------
      Domestic                      $(4,930)          $(4,904)          $ 1,042
      Foreign                         6,673             3,491            (2,119)
                                    -------           -------           -------
                                    $ 1,743           $(1,413)          $(1,077)
                                    =======           =======           =======


      A summary of the components of the tax provision follows:

                                                  (Dollars in thousands)
                                             2001          2000          1999
                                            -------       -------       -------
      Currently payable
         Domestic                           $  (840)      $    --       $ 1,890
         Foreign                              3,139         2,575         1,017
      Deferred
         Domestic                              (166)         (698)          133
         Foreign                                375          (266)          (20)
                                            -------       -------       -------
      Provision for income taxes            $ 2,508       $ 1,611       $ 3,020
                                            =======       =======       =======


      Deferred tax assets (liabilities) at December 31 consisted of:

BETZDEARBORN INTERNATIONAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                        (Dollars in thousands)
                                                          2001           2000
                                                        --------       --------
      Depreciation                                      $     --       $   (977)
      Investments                                             --             --
      Other                                               (1,902)          (198)
                                                        --------       --------
      Gross deferred tax liabilities                    $ (1,902)      $ (1,175)
                                                        --------       --------
      Postretirement benefits other than pensions       $    762       $  1,047
      Inventory                                                3            316
      Accrued expenses                                     5,187          6,272
      Loss carryforwards                                  10,598          9,175
                                                        --------       --------
      Gross deferred tax assets                           16,550         16,810
      Valuation allowance                                (13,555)       (14,375)
                                                        --------       --------
      Deferred tax assets, net                             2,995          2,435
                                                        --------       --------
                                                        $  1,093       $  1,260
                                                        ========       ========

      A reconciliation of the statutory income tax rate to the effective rate follows:

                                                      2001      2000      1999
                                                      ----      ----      ----
      Statutory income tax rate                         35%      (35)%     (35)%
      Goodwill amortization                             81       121       168
      Meals and entertainment                            6        11        17
      Foreign dividends net of credits                  --        --         9
      Valuation allowance                               72        80       146
      Cash repatriations from non-US subsidiaries      (44)      (84)      (41)
      Travel expense                                     2         5         8
      Other                                             (8)       16         8
                                                      ----      ----      ----
      Effective tax rate                               144%      114%      280%
                                                      ====      ====      ====

      The net operating losses have indefinite carryforward periods, but may be limited in their use in any given year.

      The Company provides taxes on undistributed earnings of foreign subsidiaries and affiliates included in Net Hercules Group Investment to the extent such earnings are planned to be remitted and not reinvested permanently. The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or U.S. income taxes has been made amounted to approximately $19,228 thousand, $13,740 thousand and $6,559 thousand at December 31, 2001, 2000 and 1999, respectively.

BETZDEARBORN INTERNATIONAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      16.   COMMITMENTS AND CONTINGENCIES

            Leases

      The Company has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $4,657 thousand in 2001, $3,065 thousand in 2000 and $2,726 thousand in 1999.

      Future minimum lease payments under noncancellable operating leases are as follows:


                                                          (Dollars in thousands)
                                                                  2001
                                                                -------
      2002                                                      $ 2,642
      2003                                                        1,303
      2004                                                          859
      2005                                                          711
      2006                                                          707
      Thereafter                                                    273
                                                                -------
                                                                $ 6,495
                                                                =======

            Litigation

      The Company currently and from time to time is involved in litigation to the conduct of its business. In the opinion of the Company's management none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position and results of operations of the Company.

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

      Corporate and other allocations: As discussed in Note 1, the financial statements of the Company reflect certain allocated support costs incurred by other entities in Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, research & development overhead, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as revenues, net assets, costs of sales or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in our statement of operations. Such allocations and corporate charges totaled $4,517 thousand, $6,055 thousand and $6,262 thousand in 2001, 2000 and 1999, respectively.

      The Company has net advances to affiliates at December 31, 2001 of $15,037 thousand and at December 31, 2000 of $16,210 thousand. These advances are to BetzDearborn Inc. and BetzDearborn Europe Inc. The advances are also recorded as part of the Net Hercules Group Investment account.

      Royalty expense: The Company entered into a license agreement, which pertains to foreign licensing rights for certain patents, trademarks, and know-how (technology) related to the manufacture of specialty chemical products. The royalties are payable to BL Technologies, Inc., a related party, 50% owned by BetzDearborn Inc. and 50% owned by BetzDearborn Europe, Inc. Royalty expense for 2001, 2000 and 1999 was $5,103 thousand, $5,599 thousand and $4,901 thousand, respectively. Beginning in the year 2000 and for seven years thereafter, the fees are to be split between BL Technologies and Hercules on a declining rights basis favoring Hercules in the "out years." The royalty

BETZDEARBORN INTERNATIONAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



expense is included as part of other operating expenses in the financial statements.

      The Company from time to time will purchase finished or semi finished product from affiliated companies. For the years ended December 31, 2001, 2000 and 1999, these purchases totaled $13,128 thousand, $7,171 thousand and $605 thousand, respectively.

      18.   SUBSEQUENT EVENT

      On April 29, 2002, Hercules completed the sale of its Water Treatment Business to GE Specialty Materials (GESM). Pursuant to the Stock and Asset Agreement for the transaction, the sale included all of the stock of BetzDearborn and the Company. Hercules used the proceeds from the sale to prepay borrowings under its Senior Credit Facility and ESOP Credit Facility. Pursuant to the prepayment, among other things, the stock pledges were released.

                       REPORT OF INDEPENDENT ACCOUNTANTS





TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF
HERCULES INCORPORATED
WILMINGTON, DELAWARE


      In our opinion, the accompanying balance sheets and the related statements of income and of cash flows present fairly, in all material respects, the financial position of BL Technologies, Inc., a subsidiary of Hercules Incorporated, at December 31, 2001 and 2000, and the results of its operations and of its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
October 25, 2002

BL TECHNOLOGIES, INC.
STATEMENT OF INCOME

                                                            (Dollars in thousands)
                                                            Year Ended December 31
                                                      2001           2000          1999
                                                      ----           ----           ----
Royalty income                                       $    21        $   172        $   139
Royalty income - affiliates                           17,485         20,972         22,785
                                                     -------        -------        -------
                                                      17,506         21,144         22,924
Selling, general, and administrative expenses             13             13             15
Corporate and other cost allocations                   2,346          2,188          2,941
Amortization of licensing rights                       9,464         11,358         13,250
                                                     -------        -------        -------
Profit from operations                                 5,683          7,585          6,718
Other income, net (Note 4)                                 7            211             36
                                                     -------        -------        -------
Income before income taxes                             5,690          7,796          6,754
Provision for income taxes (Note 5)                    1,992          2,729          2,363
                                                     -------        -------        -------
Net income                                           $ 3,698        $ 5,067        $ 4,391
                                                     =======        =======        =======


                         The accompanying notes are an
                   integral part of the financial statements.

BL TECHNOLOGIES, INC.
BALANCE SHEETS


                                                               (Dollars in thousands)
                                                                    December 31
                                                                2001            2000
                                                              --------        --------
ASSETS
Current assets

  Cash and cash equivalents                                    $    732        $     19
                                                               --------        --------
    Total current assets                                            732              19
Investment in Hercules International Limited                     72,962          72,962
Licensing rights, net (Note 3)                                   18,928          28,392
                                                               --------        --------
    Total assets                                               $ 92,622        $101,373
                                                               ========        ========

LIABILITIES AND NET HERCULES GROUP INVESTMENT
Liabilities

  Income taxes payable                                         $  5,304        $  6,704
  Deferred income taxes (Note 5)                                  6,625           9,937
                                                               --------        --------
    Total liabilities                                            11,929          16,641
Commitments and contingencies (Note 6)                                               --
Net Hercules Group Investment (Note 9)
 Intercompany transactions, net                                  80,693          84,732
                                                               --------        --------
    Net Hercules Group Investment                                80,693          84,732
                                                               --------        --------
    Total liabilities and net Hercules Group investment        $ 92,622        $101,373
                                                               ========        ========

                         The accompanying notes are an
                   integral part of the financial statements.

BL TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

                                                                                         (Dollars in thousands)
                                                                                         Year Ended December 31
                                                                                  2001            2000             1999
                                                                               --------         --------         --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                                     $  3,698         $  5,067         $  4,391
Adjustments to reconcile net income to net cash provided by operations:
  Amortization of licensing rights                                                9,464           11,358           13,250
  Deferred income taxes                                                          (3,312)          (3,975)          (4,638)
  Corporate and other allocations                                                 2,346            2,188            2,941
  Accruals and deferrals of cash receipts and payments:
    Foreign currency contract receivable                                           --                113             (113)
    Income taxes payable                                                         (1,400)            (297)           2,830
    Transfers to/from Hercules Group                                               --               --              4,171
                                                                               --------         --------         --------
      Net cash provided by operations                                            10,796           14,454           22,832
                                                                               --------         --------         --------
CASH FLOW FROM FINANCING ACTIVITIES:

Transfers to/from Hercules Group                                                (10,083)         (14,461)         (24,020)
                                                                               --------         --------         --------
      Net cash used in financing activities                                     (10,083)         (14,461)         (24,020)
                                                                               --------         --------         --------
Net decrease in cash and cash equivalents                                           713               (7)          (1,188)
Cash and cash equivalents at beginning of year                                       19               26            1,214
                                                                               --------         --------         --------
Cash and cash equivalents at end of year                                       $    732         $     19         $     26
                                                                               ========         ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash financing activities:
  Corporate and other cost allocations                                         $  2,346         $  2,188         $  2,941

                         The accompanying notes are an
                   integral part of the financial statements.

BL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     When Hercules acquired all of the outstanding shares of BetzDearborn Inc. on October 15 1998, it paid $2,235 million in cash and $186 million in common stock in exchange for the shares held by the BetzDearborn ESOP Trust. The purchase price allocated to the Company was approximately $53 million. During 1999, Hercules completed the purchase price allocation and the final determination of goodwill was $2,170. These financial statements include the pushdown of fair value adjustments to assets and liabilities including other intangible assets and the related amortization adjustment.

     Effective January 1, 2000, Hercules began funding all research and development costs and became the owner of all future technologies. The Company continues to have economic rights to license the technologies in existence prior to January 1, 2000 and receive annual royalties related to such rights from Hercules and its affiliates. Accordingly, as part of recording the acquisition under the purchase accounting method, the Company measured the value of its licensing rights giving consideration to the future cash flows thereby reflecting the licensing rights at fair value.

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

     Historically, separate company stand-alone financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries (including the Company) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information of the Company, a collateral party to the Hercules debt, based on the Company's understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

     On April 29, 2002, in connection with Hercules' sale of its Water Treatment Business (see Note 8) and the repayment of the Facilities, the stock pledges were released. As a result, based on Hercules' current debt structure, these separate company stand-alone financial statements will not be required for the fiscal year ending December 31, 2002.

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

BL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

REVENUE RECOGNITION

      Royalty income is based on a fixed percentage of the licensee's sales. The Company recognizes royalty revenue when the earnings process is complete. This generally occurs when the licensee has shipped product to the customer. Accruals are made for royalty refunds and other allowances based on the Company's experience

CASH AND CASH EQUIVALENTS

      Cash in excess of operating requirements is invested in short-term, income-producing instruments. Cash equivalents include securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

LICENSING RIGHTS

      Licensing rights are amortized on a sum of years digits basis during the economic life of such rights, which is seven years.

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

BL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

3.       LICENSING RIGHTS

      The Company has an exclusive right to license Hercules technologies for a seven year period from its date of acquisition on October 15, 1998. At December 31, 2001 and 2000, licensing rights were:

                                       (Dollars in thousands)
                                        2001            2000
                                     --------         --------
Licensing rights                     $ 53,000         $ 53,000
Less accumulated amortization         (34,072)         (24,608)
                                     --------         --------
  Licensing rights, net              $ 18,928         $ 28,392
                                     ========         ========


4.       OTHER INCOME (EXPENSE), NET

      Other income (expense), net, consists of the following:

                                           (Dollars in thousands)
                                      2001          2000          1999
                                      -----         -----        -----
Interest income, net                  $   8         $   1        $  11
Foreign exchanges (loss) gains           (1)          210           25
                                      -----         -----        -----
                                      $   7         $ 211        $  36
                                      =====         =====        =====

BL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.       INCOME TAXES

      A summary of the components of the tax provision follows:

                                            (Dollars in thousands)
                                   2001            2000            1999
                                  -------         -------         -------
Currently payable                 $ 5,304         $ 6,704         $ 7,001
Deferred                           (3,312)         (3,975)         (4,638)
                                  -------         -------         -------
Provision for income taxes        $ 1,992         $ 2,729         $ 2,363
                                  =======         =======         =======

      Deferred tax liabilities at December 31 consist of:

                                      (Dollars in thousands)
                                       2001          2000
                                      ------        ------
Intangible assets                     $6,625        $9,937
                                      ------        ------
Gross deferred tax liabilities         6,625         9,937
                                      ------        ------
Valuation allowance                     --            --
                                      ------        ------
                                      $6,625        $9,937
                                      ======        ======


6.       COMMITMENTS AND CONTINGENCIES

      The Company had an operating lease for office space which expired September 30, 2001. Rental expense was $2 thousand in 2001 and 2000 and $1 thousand in 1999.

7.       RELATED PARTY TRANSACTIONS

      BL Tech has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and therefore may not necessarily reflect the result of arms-length negotiations between independent parties.

      Corporate and other allocations: As discussed in Note 1, the financial statements of BL Tech reflect certain allocated support costs incurred by other entities in Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, research & development overhead, investor relations and other corporate services. Allocations and charges included in BL Tech's financial statements were based on either a direct cost pass-through for items directly identified as related to BL Tech's activities; a percentage allocation for such services provided based on factors such as revenues, net assets, or a relative weighting of geographic activity. These allocations are reflected in the corporate and other cost allocations line in our statement of income. Such allocations and corporate charges totaled $2,346 thousand, $2,188 thousand and $2,941 thousand in 2001, 2000 and 1999, respectively.

      Royalties: BL Tech has an exclusive right to license Hercules technologies to foreign based affiliates of the Hercules Group and enters into a licensing agreements in respect of the use of manufacturing formulations and specifications with affiliated companies which are developed and owned by Hercules. BL Tech received royalties in respect of this agreement of $17,485 thousand, $20,972 thousand and $22,785 thousand in 2001, 2000 and 1999, respectively.

8.       SUBSEQUENT EVENTS

         On April 29, 2002, Hercules completed the sale of its Water Treatment Business to GE Specialty Materials (GESM). Pursuant to the Stock and Asset Agreement for the transaction, the sale included all of the stock of BetzDearborn and the Company. Hercules used the proceeds from the sale to prepay borrowings under its Senior Credit Facility and ESOP Credit Facility. Pursuant to the prepayment, among other things, the stock pledges were released.

BL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.       NET HERCULES GROUP INVESTMENT

      Changes in net parent investment were as follows:

                                 (Dollars in thousands)
Balance, December 31, 1999              $ 91,937
  Net income                               5,067
  Intercompany transactions, net         (12,272)
                                        --------
Balance, December 31, 2000                84,732
  Net income                               3,698
  Intercompany transactions, net          (7,737)
                                        --------
Balance, December 31, 2001              $ 80,693
                                        ========

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF
HERCULES INCORPORATED
WILMINGTON, DELAWARE

       In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of FiberVisions A/S, a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers
Skive, Denmark
November 19, 2002

FIBERVISIONS A/S
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                                 (Dollars in thousands)
                                                                                Year ended December 31,
                                                                           2001             2000              1999
                                                                      ---------        ---------         ---------
Sales to third parties                                                $  87,863        $  94,405         $ 112,804
Sales to affiliates                                                      15,463           13,414              --
Sales to Hercules Group                                                  27,780           36,471            30,919
                                                                      ---------        ---------         ---------
                                                                        131,106          144,290           143,723

Cost of sales                                                           111,075          128,103           120,999
Selling, general, and administrative expenses                             3,717            4,586             6,321
Research and development                                                    910            1,017             1,004
Impairment of long lived assets (Note 12)                                  --             28,169              --
Other operating expenses, net (Note 13)                                   2,984            2,745             2,350
                                                                      ---------        ---------         ---------
Profit (loss) from operations                                            12,420          (20,330)           13,049
Equity income of affiliated companies                                     4,409            2,617            12,716
Interest expense, net (Note 11)                                           2,697            2,234             4,755
                                                                      ---------        ---------         ---------
Income (loss) before income taxes                                        14,132          (19,947)           21,010
Provision for income taxes (Note 14)                                      5,318            3,430             8,055
                                                                      ---------        ---------         ---------
Net income (loss)                                                         8,814          (23,377)           12,955
Translation adjustments, net of tax                                       1,274            1,299               897
                                                                      ---------        ---------         ---------
Comprehensive income (loss)                                           $  10,088        $ (22,078)        $  13,852
                                                                      =========        =========         =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

FIBERVISIONS A/S
CONSOLIDATED BALANCE SHEETS

                                                                (Dollars in thousands)
                                                                    December 31,
                                                                 2001            2000
                                                               --------        --------
ASSETS
Current assets

  Cash and cash equivalents                                     $  5,500        $  3,629
  Accounts receivable, net (Note 3)                               16,452          18,939
  Receivables from affiliates (Note 5)                             2,522           2,815
  Inventories (Note 4)                                             5,829           6,143
                                                                --------        --------
    Total current assets                                          30,303          31,526
Property, plant, and equipment, net (Notes 8 and 12)              84,482          95,030
Investments (Note 6)                                              21,215          18,140
Goodwill and other intangible assets, net (Note 9)                95,307          98,058
Deferred charges and other assets                                    176             198
                                                                --------        --------
    Total assets                                                $231,483        $242,952
                                                                ========        ========

LIABILITIES AND NET HERCULES GROUP INVESTMENT

Current liabilities

  Accounts payable                                              $  8,761        $ 12,927
  Current maturities of long-term debt (Note 7)                    7,532          11,588
  Accrued expenses (Note 8)                                       11,051           6,585
                                                                --------        --------
    Total current liabilities                                     27,344          31,100
Long-term debt - third parties (Note 7)                           44,489          53,919
Deferred income taxes (Note 14)                                   22,631          18,737
                                                                --------        --------
    Total liabilities                                             94,464         103,756
Commitments and contingencies (Note 16)                             --              --
Net Hercules Group investment (Note 15)
     Accumulated other comprehensive income                        3,625           2,351
     Intercompany transactions                                   133,394         136,845
                                                                --------        --------
     Net Hercules Group Investment                               137,019         139,196
                                                                --------        --------
     Total liabilities and net Hercules Group Investment        $231,483        $242,952
                                                                ========        ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

FIBERVISIONS A/S
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                          (Dollars in thousands)
                                                                          Year ended December 31,
                                                                   2001             2000             1999
                                                                 --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $  8,814         $(23,377)        $ 12,955
Adjustments to reconcile net income (loss) to net cash
provided from operations:
   Depreciation                                                     8,707           10,054           11,863
   Provision for impairment of long-lived assets                     --             28,169             --
   Amortization of goodwill and other intangible assets             2,644            2,696            2,790
   Bad debt expense                                                  --                216             --
   Nonoperating loss on disposals                                      18             --                 74
   Corporate and other cost allocations                               226              426            1,747
   Deferred income taxes                                           (1,032)           1,642            5,182
   Affiliates' earnings in excess of dividends received            (3,387)              94          (12,716)
   Accruals and deferrals of cash receipts and payments:
     Accounts receivable                                            1,180           (1,611)          (1,604)
     Receivable from affiliates, net                                  412           (5,030)            --
     Transfers from Hercules Group, net                               270            1,481            7,556
     Inventories                                                      148            1,416           (1,046)
     Accounts payable and accrued expenses                          1,393           (2,263)             421
     Noncurrent assets and liabilities                                 82              294               11
                                                                 --------         --------         --------
       Net cash provided by operating activities                   19,475           14,207           27,233
                                                                 --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                 (356)         (11,350)          (9,970)
Acquisition of subsidiaries, net of cash acquired                    --               (355)            --
Other, net                                                             95               47             (171)
                                                                 --------         --------         --------
      Net cash used in investing activities                          (261)         (11,658)         (10,141)
                                                                 --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt repayments, third parties                          (11,279)          (9,726)         (11,092)
Transfers (to)/from Hercules Group, net                            (5,953)           6,150           (6,134)
Change in short-term debt                                            --                 (9)            --
                                                                 --------         --------         --------
      Net cash used in financing activities                       (17,232)          (3,585)         (17,226)
                                                                 --------         --------         --------
Effect of exchange rate changes on cash                              (111)            (464)            (140)
                                                                 --------         --------         --------
Net increase (decrease) in cash and cash equivalents                1,871           (1,500)            (274)
Cash and cash equivalents at beginning of year                      3,629            5,129            5,403
                                                                 --------         --------         --------
Cash and cash equivalents at end of year                         $  5,500         $  3,629         $  5,129
                                                                 ========         ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest (net of amount capitalized)                          $  3,929         $  4,727         $  5,662
   Income taxes, net                                                2,728            1,424              380
Noncash financing activities
   Corporate and other cost allocations                               226              426            1,747


               The accompanying notes are an integral part of the
                       consolidated financial statements.

FIBERVISIONS A/S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      On April 29, 2002, in connection with Hercules' sale of its Water Treatment Business (see Note 20) and the repayment of the Facilities, the stock pledges were released. As a result, based on Hercules' current debt structure, these separate company stand-alone financial statements will not be required for the fiscal year ending December 31, 2002.

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

FIBERVISIONS A/S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

IMPAIRMENT OF LONG LIVED ASSETS

      The Company reviews its long-lived assets, including goodwill and other intangibles, for impairment on an exception basis whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred based on expected future cash flows (undiscounted), the loss is recognized in the income statement. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments. During 2000, the Company had long-lived asset impairments of $28,169 thousand (see Note 12).

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

      The accompanying consolidated financial statements are reported in U.S. dollars. The Danish kroner is the functional currency for the Company and its domestic subsidiaries and associated companies. However, the U.S. dollar, Chinese renmimbi, EURO and the Swiss franc are the functional currencies for its foreign subsidiaries located in the United States, China, Germany and Switzerland, respectively. The translation of the functional currencies into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheet date, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods.

FIBERVISIONS A/S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to insurance coverage for customers of the Company. As of December 31, 2001 and 2000, the Company's accounts include cash, bank borrowings, trade receivables and accounts payable which are denominated in currencies other than the U.S. Dollar. Wherever possible the Group attempts to limit the exchange rate exposure by matching the receivables, borrowings and payables in the same currency. Operating results, however, are affected by significant fluctuations in exchange rates. Financial instruments, which potentially subject the group to a concentration of credit risk principally, consist of trade receivables. Approximately 82% and 87% of trade receivables were concentrated with 10 customers as of December 31, 2001 and 2000, respectively. There was one customer that accounted for 16% and 21% of total trade receivables as of December 31, 2001 and 2000.

      The Company has deposited its cash and cash equivalents with reputable financial institutions and believes the risk of loss due to non-performance by the counter party to be remote.

STOCK-BASED COMPENSATION

      Compensation costs attributable to stock options and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 (APB 25)). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-based Compensation," requires companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied.

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

      The Company provides taxes on undistributed earnings of subsidiaries and affiliates included in consolidated retained earnings to the extent such earnings are planned to be remitted and not re-invested permanently. The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or US income taxes has been made amounted to approximately $63,270 thousand, $62,410 thousand, and $61,343 thousand at December 31 2001, 2000, and 1999, respectively. US and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the US statutory rate because of the availability of tax credits.

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

FIBERVISIONS A/S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      Effective January 1, 2002 Hercules adopted the provisions of SFAS 142 and determined that FiberVisions consists of one reporting unit. In the first quarter 2002, Hercules completed its transitional impairment review and determined that FiberVisions' recorded goodwill was impaired. Accordingly, at March 31, 2002 FiberVisions recognized an after tax impairment loss of $87 million as a cumulative effect of a change in accounting principle. As a result of Hercules adoption of SFAS 142, the Company will no longer record $2.6 million of annual amortization relating to existing goodwill and intangibles.

      Goodwill was evaluated for impairment at December 31, 2001 under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed of." Such evaluations indicated that goodwill associated with the business was recoverable from anticipated future undiscounted cash flows. Accordingly, no impairment loss was recorded in the December 31, 2001 financial statements.

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

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The Company has elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses from the Extinguishment of Debt" ("SFAS 4"). The early adoption had no effect on the Company's financial statements.

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

FIBERVISIONS A/S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.       ACCOUNTS RECEIVABLE, NET

      Accounts receivable, net, consists of:

                                             (Dollars in thousands)
                                              2001             2000
                                            --------         --------
Trade                                       $ 12,940         $ 15,220
Rebates from suppliers                         3,224            2,820
Other                                            551            1,260
                                            --------         --------
                                              16,715           19,300
Less allowance for doubtful accounts            (263)            (361)
                                            --------         --------
Total                                       $ 16,452         $ 18,939
                                            ========         ========



4.         INVENTORIES

      The components of inventories are:

                                                (Dollars in thousands)
                                                  2001          2000
                                                ------        ------
Finished products                               $2,330        $2,647
Materials, supplies, and work in process         3,499         3,496
                                                ------        ------
Total                                           $5,829        $6,143
                                                ======        ======

5.         RECEIVABLES FROM AFFILIATES

Trade receivables from affiliates, consists of $4,462 thousand and $5,030 thousand due from ES FiberVisions for years then ended December 31, 2001 and 2000, respectively, and net of $1,940 and $2,215 of accumulated losses of unconsolidated companies in excess of investment for years 2001 and 2000, respectively (see Note 6).

6.         INVESTMENTS IN AFFILIATED COMPANIES

      The equity investments in affiliated companies consist of:

                                      (Dollars in thousands)
                                        2001           2000
                                      --------        -------
Investment in FiberVisions, LP        $ 21,215        $18,140
                                      ========        =======


On January 1, 2000 the Company and Chisso Polypro Fiber Co., Ltd formed a 50/50 joint venture, ES FiberVisions, combining their bicomponent fibers businesses outside of Japan. While the Company has a 50% equity interest, it's share of joint venture operations is 67%. The venture extends the Company's strategy to continue globalization of bicomponent fiber by establishing sales support facilities in key regions. Both parent companies supply fiber to the joint venture under manufacturing agreements. The Company manufactures bicomponent fibers for the joint venture at the Varde, Denmark and Athens, Georgia locations. The annual sales of the venture were approximately $55 million and $48 million in fiscal 2001 and 2000, respectively. The Company's share of net income was $1,319 thousand and $153 thousand in 2001 and 2000, respectively.

      In 1998, the Company's majority owned subsidiary FiberVisions Products, Inc. entered into a 50% joint venture with FiberVisions Inc., a wholly owned subsidiary of FiberVisions. FiberVisions Products Inc. and FiberVisions Inc. manufacture products for the joint venture, FiberVisions LP, under a manufacturing agreement. FiberVisions Products' share of the net income was $3,090 thousand, $2,464 thousand and $12,716 thousand in 2001, 2000 and 1999, respectively.

      Summarized financial information for the equity affiliates at December 31, and the years then ended is as follows:

FIBERVISIONS A/S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  (Dollars in thousands)
                                   2001            2000
                                --------        --------
Current assets                 $ 32,002        $ 38,614
Non Current assets               22,706           9,925
Current liabilities               9,389          10,803
Non Current liabilities              94            --


                                   2001            2000           1999
                                --------        --------        ---------
Net sales                      $169,478        $197,417         $150,450
Gross profit                     15,414          13,418          27,730
Net earnings                      8,149           5,150          25,432



       The majority of the investments are partnerships which require the associated tax benefit or tax expense to be recorded by the parent.

7.         LONG-TERM DEBT

      Long-term at December 31, 2001 and 2000 is summarized as follows:

                                                                                        (Dollars in thousands)
                                                                                2001                            2000
                                                                     ---------------------------     ---------------------------
                                                                     Book Value     Market Value     Book Value     Market Value
                                                                     ----------     ------------     ----------     ------------
Revolving credit facility due in varying amounts through              $ 18,533        $ 18,533        $ 19,428        $ 19,428
        2005 with an average interest rate of 4.15%
Finansierings Instituttet for Industri og Handvoerk A/S (FIH)           10,455          10,610          15,447          15,684
       term notes at various rates from 6.94% to 9.60%
       and due in varying amounts through 2006
Danmark Finansiering Institut A/S (DFI)                                 18,704          19,266          23,482          23,760
       term notes at various rates from 6.48% to 8.56%
       and due in varying amounts through 2006
Mortgage at a fixed rate of 7.16% and due in varying                     4,079           4,304           4,490           4,683
       amounts through 2014
Industrialization Fund for Developing Countries (IFU)                       --              --           2,410           2,371
       at a fixed rate of 5.23% and due in 2001
Lease purchase obligation                                                  250             250             250             250
                                                                      ------------------------        ------------------------
                                                                        52,021          52,963          65,507          66,176
Less current maturities                                                 (7,532)         (7,765)        (11,588)        (11,723)
                                                                      ------------------------        ------------------------
Total                                                                 $ 44,489        $ 45,198        $ 53,919        $ 54,453
                                                                      ========================        ========================


       As of December 31, 2001 FIH term notes are collateralized by land, buildings, and plant and machinery of approximately $27,598 thousand. The DFI loan is collateralized by a letter of indemnification regarding land, buildings and plant and machinery of approximately $17,843 thousand. The mortgage is collateralized by land and buildings of approximately $4,079 thousand.

       In December 1996 the Company entered into a long-term lease purchase obligation with The Athens-Clark County Industrial Development Authority to purchase land. The interest rate is fixed at 1% per annum and the due date of the obligation is December 2020. The balance of the obligation was $250 thousand at December 31, 2001 and 2000.

FIBERVISIONS A/S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Scheduled annual maturities of long-term debt outstanding at December 31, 2001 in the successive five-year period are summarized as follows:

                                       (Dollars in thousands)
      2002                                $ 7,532
      2003                                 12,270
      2004                                 12,243
      2005                                 12,692
      2006                                  4,222
      Thereafter                            3,062
                                          -------
      Total                               $52,021
                                          =======


8.         ADDITIONAL BALANCE SHEET DETAIL

                                                      (Dollars in thousands)
                                                      2001              2000
                                                   ---------         ---------
Property, plant, and equipment
  Land                                             $     619         $     628
  Buildings and equipment                            187,338           191,940
  Construction in progress                             4,952             4,979
                                                   ---------         ---------
    Total                                            192,909           197,547
  Accumulated depreciation and amortization         (108,427)         (102,517)
                                                   ---------         ---------
  Net property, plant, and equipment               $  84,482         $  95,030
                                                   =========         =========
Accrued expenses

  Payroll and employee benefits                    $   2,069         $   2,168
  Accrued interest payable                               275               365
  Current taxes payable                                2,897              --
  Miscellaneous                                        5,810             4,052
                                                   ---------         ---------
                                                   $  11,051         $   6,585
                                                   =========         =========


9.         GOODWILL AND OTHER INTANGIBLE ASSETS

      At December 31, 2001 and 2000, the goodwill and other intangible assets were:

                                                   (Dollars in thousands)
                                                     2001              2000
                                                ---------         ---------
Goodwill from Hercules acquisition              $ 104,411         $ 104,411
Other intangibles                                   1,467             1,598
                                                ---------         ---------
Total                                             105,878           106,009
Less accumulated amortization                     (10,571)           (7,951)
                                                ---------         ---------
   Net goodwill and other intangible assets     $  95,307         $  98,058
                                                =========         =========


      In July 1998, Hercules completed the acquisition of 49% share of FiberVisions L.L.C. owned by its joint venture partner, Jacob Holm & Son A/S, for approximately $230 million in cash, plus assumed debt of $188 million. The allocation of the purchase price resulted in $188,051 thousand of goodwill for the FiberVisions group, which is being amortized over its estimated useful life of 40 years. Goodwill of $104,411 thousand was assigned to the Company.

FIBERVISIONS A/S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.        OTHER FINANCING ARRANGEMENTS

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

      The Company has an intercompany receivable with the Hercules Group in the amount of $18,921 thousand and $16,258 thousand which is included in the net Hercules Group investment balance at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000 the weighted average interest rate on the intercompany borrowings was 7.6% and 7.4%, respectively.

11.        INTEREST EXPENSE, NET

      Interest and debt costs are summarized as follows:

                                     (Dollars in thousands)
                                2001            2000            1999
                             -------         -------         -------
Interest expense             $ 2,737         $ 2,383         $ 5,667
Amount capitalized               (13)           (132)            (11)
                             -------         -------         -------
Amount expensed                2,724           2,251           5,656

Interest income                  (27)            (17)           (901)
                             -------         -------         -------
Interest expense, net        $ 2,697         $ 2,234         $ 4,755
                             =======         =======         =======

12.        IMPAIRMENT OF LONG LIVED ASSETS

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

13.        OTHER OPERATING EXPENSES, NET

      Other operating expenses, net, consists of the following:

                                                              (Dollars in thousands)
                                                         2001           2000            1999
                                                      -------        -------         -------
Goodwill amortization                                 $ 2,644        $ 2,644         $ 2,660
Foreign currency transactions expense (income)              8            106            (327)
Miscellaneous (income) expense, net                       332             (5)             17
                                                      -------        -------         -------
                                                      $ 2,984        $ 2,745         $ 2,350
                                                      =======        =======         =======


14.        INCOME TAXES

      The domestic and foreign components of income before taxes and effect of change in accounting principle are presented below:

                       (Dollars in thousands)
                   2001           2000           1999
                -------        --------        -------
Domestic        $ 1,515        $     98        $ 9,845
Foreign          12,617         (20,045)        11,165
                -------        --------        -------
                $14,132        $(19,947)       $21,010
                =======        ========        =======

A summary of the components of the tax provision follows:

FIBERVISIONS A/S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                         (Dollars in thousands)
                                   2001            2000            1999
                                  -------         -------         -------
Currently payable
  Domestic                        $  --           $  (438)        $  (169)
  Foreign                           6,350           2,225           3,042
Deferred
  Domestic                            944           1,009           4,218
  Foreign                          (1,976)            634             964
                                  -------         -------         -------
Provision for income taxes        $ 5,318         $ 3,430         $ 8,055
                                  =======         =======         =======


Deferred tax liabilities (assets) at December 31 consist of:

                                          (Dollars in thousands)
                                          2001             2000
                                        --------         --------
Depreciation                            $ 15,079         $ 20,091
Accrued expenses                            --              1,093
Other                                      9,881               --
                                        --------         --------
Gross deferred tax liabilities            24,960           21,184
                                        --------         --------

Amortization                            $   --           $ (1,345)
Inventory                                     --             (108)
Impairment of assets                      (3,704)          (3,704)
Loss carryforwards                        (6,293)          (5,273)
Other comprehensive income                  --              1,005
Other                                       --               (691)
                                        --------         --------
Gross deferred tax assets                 (9,997)         (10,116)
                                        --------         --------
Valuation allowance                        7,668            7,669
                                        --------         --------
Total deferred income tax               $ 22,631         $ 18,737
                                        ========         ========

       A reconciliation of the statutory income tax rate to the effective rate follows:

                                    2001             2000             1999
                                 -------          -------          -------
Statutory income tax rate          35.00%           35.00%           35.00%
Foreign Rate Differential          (4.00)          (24.87)            1.80
Valuation Allowance                 0.42           (28.78)            --
Reserves                            --              (1.91)           (1.45)
Goodwill                            6.00            (3.15)            2.59
Other                               0.01             6.52             0.40
State tax                           0.19               --               --
                                   -----          -------            -----
Effective tax rate                 37.62%          (17.19)%          38.34%
                                   =====          =======            =====

FIBERVISIONS A/S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

15.      NET HERCULES GROUP INVESTMENT

      Changes in net Hercules Group Investment were as follows:

                                                             (Dollars in thousands)
                                                             ---------------------
Balance at January 1, 1999                                       $ 136,196
Comprehensive income for the year ended December 31, 1999           13,852
Intercompany transactions, net                                       3,169
                                                                 ---------
Balance at January 1, 2000                                         153,217
Comprehensive income for the year ended December 31, 2000          (22,078)
Intercompany transactions, net                                       8,057
                                                                 ---------
Balance at December 31, 2000                                       139,196
Comprehensive income for the year ended December 31, 2001           10,088
Intercompany transactions, net                                     (12,265)
                                                                 ---------
Balance at December 31, 2001                                     $ 137,019
                                                                 =========

      The Company includes accumulated other comprehensive income in net parent investment. At December 31, 2001, 2000, and 1999 accumulated other comprehensive income included $3,625 thousand, $2,351 thousand, and $1,052 thousand, respectively, of foreign currency translation adjustments.

16.        COMMITMENTS AND CONTINGENCIES

Leases

      FiberVisions A/S has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $78 thousand, $34 thousand, and $50 thousand in 2001, 2000, and 1999, respectively.

      The net minimum future payments at December 31, 2001 are as follows:

                                              (Dollars in thousands)
 2002                                                  $ 87
 2003                                                    69
 2004                                                    33
 2005                                                     8
 2006                                                     8
                                                       ----
Total                                                  $205
                                                       ====


      The Danish tax authorities have increased FiberVisions A/S' taxable income for the tax year 1997. The tax value of the declared increase amounts to approximately $1,400 thousand. Management does not agree with the assessment of the tax authorities, and the case has been appealed. Consequently, the final outcome of the case is uncertain.

      The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

17.        PENSION AND POSTRETIREMENT BENEFITS

      FiberVisions Products, Inc. participates in a defined benefit pension plan sponsored by Hercules, which covers substantially all employees of Hercules in the U.S. Benefits under this plan are based on the average final pay and years of service. Hercules also provides postretirement health care and life insurance benefits to eligible retired employees and their dependents.

      Information on the actuarial present value of the benefit obligation and fair value of the plan assets is not presented as Hercules manages its U.S. employee benefit plans on a consolidated basis and such information is not maintained separately for the U.S. employees of the Company. The Company's statement of operation includes an

FIBERVISIONS A/S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

allocation of the costs of the U.S. benefits plans. The pension costs were allocated based on percentage of pensionable wages, for each of the years presented, postretirement benefit costs were allocated using factors derived from the relative net assets and revenues. Net pension expense (income) of Hercules allocated to FiberVisions Products, Inc. was ($112) thousand and ($129) thousand for the year ended December 31, 2001 and 2000, respectively. There was no allocation in 1999.

      FiberVisions A/S maintains a contributory pension plan. The Company's matching contribution was $940 thousand, $964 thousand and $977 thousand for 2001, 2000 and 1999, respectively. FiberVisions Products, Inc. maintains a 401(k) savings plan for its full-time employees in North America. Each participant in the plan may elect to contribute 1 % to 15 % of his or her annual salary to the plan subject to statutory limitations. The company matches employee contributions to the plan at the rate of 50% of the first 6% of salary contributed. The Company's matching contribution was $59 thousand, $69 thousand and $79 thousand for 2001, 2000 and 1999, respectively. FiberVisions (China) Textiles Products, Ltd. provides a housing allowance for their employees. The Company's contribution was $141 thousand, $160 thousand, and $137 thousand in 2001, 2000 and 1999, respectively.

18.        LONG TERM INCENTIVE COMPENSATION PLAN

The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 189,704 at December 31, 2001, and 491,489 and 926,689 at December 31, 2000 and 1999,
respectively.

At December 31, 2001, under Hercules' incentive compensation plans, 1,265,493 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2001, 2000 and 1999, respectively.

Below is a summary of outstanding stock option grants under the incentive compensation plans during 1999, 2000 and 2001:

                                            Regular
                                -------------------------------
                                Number of      Weighted-average
                                 Shares             price
                                -------------------------------
December 31, 1999                 --                   --
Granted                          6,875               $17.25
Exercised                         --                   --
Forfeited                         --                   --
                                ------               ------
December 31, 2000                6,875               $17.25
Granted                          6,875               $11.28
Exercised                         --                   --
Forfeited                         --                   --
                                ------               ------
December 31, 2001               13,750               $14.27

There were no performance-accelerated stock options granted or outstanding during 1999, 2000 and 2001, and no regular stock options granted or outstanding during 1999. The weighted-average fair value of regular stock options granted during 2000 and 2001 was $8.85 and $5.69.

FIBERVISIONS A/S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Following is a summary of regular stock options exercisable at December 31, 1999, 2000 and 2001, and their respective weighted-average exercise share price.

                           Number of            Weighted-average
Options Exercisable          Shares              exercise price
-----------------------------------------------------------------
December 31, 2001            2,750                  $11.28


Following is a summary of stock options outstanding at December 31, 2001:

                                                 Outstanding Options                                   Exercisable Options
                          ---------------------------------------------------------------  ---------------------------------------
                                   Number       Weighted-average          Weighted-                Number          Weighted-
                               Outstanding at       Remaining              average             Exercisable at       average
Exercise Price Range             12/31/2001     Contractual Life       exercise price            12/31/2001      exercise price
--------------------      ---------------------------------------------------------------  ---------------------------------------
Regular Stock Options
$11 - $20                          13,750             8.89                  $14.27                2,750            $11.28
                          -----------------                                                ---------------
                                   13,750                                                         2,750
                          -----------------                                                ---------------


The Company's employees may also participate in the Hercules Employee Stock Purchase Plan ("ESSP"). The ESSP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, there are no shares of Hercules common stock registered for offer and sale under the plan. Shares issued at December 31, 2001 and 2000, were 1,758,081 and 1,597,861, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

The following weighted-average assumptions would be used in estimating fair value for 2001, 2000 and 1999:

                                                        Performance          Employee Stock
Assumption                           Regular Plan     Accelerated Plan       Purchase Plan
----------                           ------------     ----------------       -------------
Dividend yield                           0.96%             3.83%                 0.0%
Risk-free interest rate                  5.80%             5.57%                 4.86%
Expected life                          7.1 yrs.            5 yrs.               3 mos.
Expected volatility                     33.36%             29.78%               49.11%


The Company's net income and earnings per share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                                           (Dollars in thousands)
                           2001                    2000                    1999
                          -----                --------                 -------
Net income (loss)
   As reported            $8,814               $(23,377)                $12,955
   Pro forma              $8,849               $(23,402)                $12,955


19.        RELATED PARTY TRANSACTIONS

      The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and therefore may not necessarily reflect the result of arm-length negotiations between independent parties. The terms of the agreements provide for the sale of product to the affiliated entities based on a cost-plus formula.

CORPORATE AND OTHER ALLOCATIONS

       As discussed in Note 1, the financial statements of the Company reflect certain allocated support costs incurred by other entities in Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, safety, information management, health and environmental, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities, or a percentage allocation for such services provided based on factors such as revenues, net assets, cost of sales and relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in our statements of operations. In addition, the Company allocates certain of its own costs to other companies in the FiberVision group of companies. Such allocations and corporate charges totaled $226 thousand, $426 thousand and $1,747 thousand in 2001, 2000 and 1999, respectively.

SALES TO AFFILIATES

       The Company sells fiber in the normal course of business to affiliated companies. The Company's revenues from sales to affiliated companies were $43,243 thousand, $49,885 thousand, and $30,919 thousand in 2001, 2000, and
1999, respectively.

PURCHASES FROM HERCULES GROUP

       The Company also purchases finished product for resale in the normal course of business from the Hercules Group. The Company's purchases from the Hercules Group were $30 thousand, $3,874 thousand, and $9,994 thousand in 2001, 2000, and 1999, respectively. In addition, supplies are purchased in the normal course of business from the Hercules Group. The Company's purchases from Hercules Group were $9 thousand, $7 thousand, and $8 thousand in 2001, 2000, and 1999, respectively.

20.        SUBSEQUENT EVENTS

      On April 29, 2002, Hercules completed the sale of its Water Treatment Business to GE Specialty Materials (GESM). Pursuant to the Stock and Asset Agreement for the transaction, the sale included all of the stock of BetzDearborn Inc. Hercules used the proceeds from the sale to prepay borrowings under its Senior Credit Facility and ESOP Credit Facility. Pursuant to the prepayment, among other things, the stock pledges were released.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF

HERCULES INCORPORATED
WILMINGTON, DELAWARE

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of FiberVisions, Inc., a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

November 7, 2002

FIBERVISIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  (Dollars in thousands)
                                                                  Year ended December 31,
                                                             2001            2000          1999
                                                           --------       ---------       --------
    Sales to Hercules Group                                $ 82,101       $ 105,724       $ 92,352

    Cost of sales                                            71,285          99,026         82,854
    Selling, general, and administrative expenses             3,717           3,570          4,643
    Research and development                                  2,772           3,458          3,396
    Impairment of long lived assets (Note 9)                   --            25,372           --
    Goodwill and intangible amortization                   $  4,704       $   4,698       $  4,742
    Miscellaneous (income) expense, net                       1,023            (247)            (3)
                                                           --------       ---------       --------
    Loss from operations                                     (1,400)        (30,153)        (3,280)
    Equity in income of affiliated companies (Note 4)         3,090           2,463         12,716
    Interest expense, net (Note 8)                            4,221           5,209          3,796
                                                           --------       ---------       --------
    (Loss) income before income taxes                        (2,531)        (32,899)         5,640
    (Benefit) provision for income taxes (Note 10)              792          (9,808)         2,740
                                                           --------       ---------       --------
    Net (loss) income                                      $ (3,323)      $ (23,091)      $  2,900
                                                           ========       =========       ========

The accompanying notes are an integral part of the consolidated financial statements.

FIBERVISIONS INC.
CONSOLIDATED BALANCE SHEET

                                                             (Dollars in thousands)
                                                                  December 31,
                                                               2001          2000
                                                             --------      --------
ASSETS
    Current assets
         Cash and cash equivalents                           $  4,803      $  1,148
         Miscellaneous receivables                                234           174
         Inventories (Note 3)                                   9,022        11,850
                                                             --------      --------
             Total current assets                              14,059        13,172
                                                             --------      --------
    Property, plant, and equipment, net (Notes 5 and 9)        24,667        26,936
    Investment in affiliates (Note 4)                          21,215        18,140
    Goodwill and other intangible assets, net (Note 6)         96,934       101,638
    Deferred charges and other assets                             126           224
                                                             --------      --------
             Total assets                                    $157,001      $160,110
                                                             ========      ========

    LIABILITIES AND NET HERCULES GROUP INVESTMENT
    Current liabilities
         Accounts payable                                    $  6,724      $  8,478
         Payables to affiliates (Note 7)                          649           104
         Accrued expenses (Note 5)                              6,362         6,202
                                                             --------      --------
             Total current liabilities                         13,735        14,784
    Deferred income taxes (Note 10)                             1,685         1,368
                                                             --------      --------
    Total liabilities                                          15,420        16,152
    Commitments and contingencies (Note 12)                        --            --
    Net Hercules Group investment (Note 16)                   141,581       143,958
                                                             --------      --------
    Total liabilities and net Hercules Group investment      $157,001      $160,110
                                                             ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

FIBERVISIONS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        (Dollars in thousands)
                                                                        Year ended December 31,
                                                                  2001          2000            1999
                                                                 -------       --------       --------
    CASH FLOW FROM OPERATING ACTIVITIES:

    Net (loss) income                                            $(3,323)      $(23,091)      $  2,900
    Adjustments to reconcile net income to net
    cash provided from operations:
      Depreciation                                                 2,522          5,604          5,543
      Impairment of long lived assets                               --           25,372
      Amortization of goodwill and other intangible assets         4,704          4,698          4,742
      Loss on disposal of fixed assets                              --             --               15
      Corporate and other cost allocations                           650         (1,444)        (2,865)
      Deferred income taxes                                          318        (11,181)        (1,333)
      Goodwill adjustment                                           --             --             (131)
      Affiliates' earning in  excess of dividends received        (3,075)        (2,463)       (12,716)
      Accruals and deferrals of cash receipts and payments:
       Miscellaneous receivable                                      (60)         1,405         (2,658)
       Inventories                                                 2,828          2,616         (2,413)
       Transfers from Hercules Group                                 940          2,096         17,116
       Accounts payable and accrued expenses                      (1,594)          (821)        (2,325)
       Payables to affiliates                                        545            104           --
       Noncurrent assets and liabilities                              98            855           (574)
                                                                 -------       --------       --------
        Net cash provided by operations                            4,553          3,750          5,301
                                                                 -------       --------       --------
    CASH FLOW FROM INVESTING ACTIVITIES:

    Capital expenditures                                            (253)        (1,779)        (5,398)
                                                                 -------       --------       --------
        Net cash used in investing activities                       (253)        (1,779)        (5,398)
                                                                 -------       --------       --------
    CASH FLOW FROM FINANCING ACTIVITIES:

    Transfers to Hercules Group                                     (645)          (849)        (1,043)
                                                                 -------       --------       --------
        Net cash used in financing activities                       (645)          (849)        (1,043)
                                                                 -------       --------       --------
    Net increase (decrease) in cash and cash equivalents           3,655          1,122         (1,140)
    Cash and cash equivalents at beginning of year                 1,148             26          1,166
                                                                 -------       --------       --------
    Cash and cash equivalents at end of year                     $ 4,803       $  1,148       $     26
                                                                 =======       ========       ========
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the year for:
      Income taxes paid, net                                     $  --         $    300       $  4,836
      Interest paid                                                1,878          2,253          2,825
    Noncash financing activities
      Corporate and other cost allocations                           650         (1,444)        (2,865)

The accompanying notes are an integral part of the consolidated financial statements.

FIBERVISIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS

         FiberVisions Inc. (the "Company") serves worldwide markets for polypropylene nonwoven fiber used to make disposable hygiene products. FiberVisions Inc. also produces olefin fiber and yarn for domestic textile and industrial markets for use in fabrics, residential upholstery, geotextiles, carpets and asphalt. The Company was formed on May 30, 1997 and is a wholly owned subsidiary of FiberVisions, L.L.C. ("FiberVisions"); itself a wholly owned subsidiary of Hercules Incorporated ("Hercules").

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

         On April 29, 2002, in connection with Hercules' sale of its Water Treatment Business (see Note 17) and the repayment of the Facilities, the stock pledges were released. As a result, based on Hercules' current debt structure, these separate company stand-alone financial statements will not be required for the fiscal year ending December 31, 2002.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the FiberVisions Inc. and its majority-owned subsidiaries where control exits. Investments in affiliated companies with a greater than 20% and less than 50% ownership interest are accounted for using the equity method of accounting and, accordingly, consolidated income includes FiberVisons Inc. share of their income. All intercompany transactions and profits have been eliminated.

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

FIBERVISIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

LONG-LIVED ASSETS

         The Company reviews its long-lived assets, including goodwill and other intangibles, for impairment on an exception basis whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred based on expected future cash flows (undiscounted), the loss is recognized in the income statement. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments. During 2000 the Company had long-lived asset impairments of $25,372 thousand (see Note 9).

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

FIBERVISIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

         Effective January 1, 2002 Hercules adopted the provisions of SFAS 142. Hercules identified the following reporting units: BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Resins. In connection with Hercules' transitional review recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units. In the first quarter 2002, Hercules completed its transitional impairment review of the identified reporting units and recognized an after-tax impairment loss of $368 million as a cumulative effect of a change in accounting principle, of which $87 million related to the FiberVisions reporting unit. As a result of Hercules' adoption of SFAS 142, the Company will no longer record $4.7 million of annual amortization relating to existing goodwill and intangibles, as adjusted for the reclassifications just mentioned.

         Goodwill was evaluated for impairment at December 31, 2001 under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Fixed Assets and for Long-Lived Assets to Be Disposed of". Such evaluations indicated that goodwill associated with the business was recoverable from anticipated future undiscounted cash flows. Accordingly, no impairment loss was recorded in the December 31, 2001 financial statements.

         In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe it will have a material effect on its financial statements.

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe it will have a material effect on its financial statements.

FIBERVISIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The Company elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses from the Extinguishment of Debt" ("SFAS 4"). The early adoption had no effect on the Company's financial statements.

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

FIBERVISIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.       INVENTORIES

         The components of inventories are:

                             (Dollars in thousands)
                            2001               2000
                           ------            -------
    Finished products      $2,897            $ 4,813
    Raw materials           6,100              7,013
    Work in process            25                 24
                           ------            -------
      Total                $9,022            $11,850
                           ======            =======


4.       INVESTMENT

         In 1998, the Company entered into a 50% joint venture with FiberVisions Products, Inc. Both parties manufacture products for the joint venture, FiberVisions LP, under a manufacturing agreement. FiberVisions Inc.'s share of the net income was $3,090 thousand, $2,463 thousand, and $12,716 thousand in 2001, 2000, and 1999, respectively.

         Summarized financial information for the equity affiliate at December 31, and the years then ended is as follows:

                                 (Dollars in thousands)
                                  2001          2000
                                --------      --------
    Current assets               $21,589      $27,805
    Non Current assets            20,841        8,475

                                                              1999
                                                            --------
    Net sales                   $114,969      $149,007      $150,450
    Gross profit                   5,526         5,898        27,730
    Net earnings                   6,180         4,927        25,432

         The investment is a partnership which require the associated tax benefit or expense to be recorded by the partners.

FIBERVISIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.       ADDITIONAL BALANCE SHEET DETAIL

                                                       (Dollars in thousands)
                                                       2001            2000
                                                     ---------       ---------
    Property, plant, and equipment
      Land                                           $     654       $     654
      Buildings and equipment                          172,977         173,599
      Construction in progress                          10,579          11,075
                                                     ---------       ---------
       Total                                           184,210         185,328
      Accumulated depreciation and amortization       (159,543)       (158,392)
                                                     ---------       ---------
      Net property, plant, and equipment             $  24,667       $  26,936
                                                     =========       =========
    Accrued expenses

      Income taxes payable                           $     719       $     245
      Miscellaneous                                      5,643           5,957
                                                     ---------       ---------
                                                     $   6,362       $   6,202
                                                     =========       =========

6.       GOODWILL AND OTHER INTANGIBLES ASSETS

      At December 31, 2001 and 2000, the goodwill and other intangible assets were:

                                                       (Dollars in thousands)
                                                       2001            2000
                                                     --------       ---------
    Goodwill                                         $ 83,640       $  83,640
    Other intangible assets                            29,752          29,752
    Less accumulated amortization                     (16,458)        (11,754)
                                                     --------       ---------
       Net goodwill and other intangible assets      $ 96,934       $ 101,638
                                                     ========       =========

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

7.       PAYABLES TO AFFILIATES

         Trade payables to affiliates, consists of $649 thousand and $104 thousand due to ES FiberVisions in 2001 and 2000, respectively.

FIBERVISIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.       INTEREST EXPENSE, NET

         Interest costs are summarized as follows:

                                  (Dollars in thousands)
                                2001        2000        1999
                               ------      ------      -------
    Interest expense           $4,221      $5,209      $ 3,915
    Amount capitalized           --          --           (119)
                               ------      ------      -------
    Interest expense, net       4,221       5,209        3,796
                               ======      ======      =======

9.       IMPAIRMENT OF LONG LIVED ASSETS

         In 2000, an impairment of $25,372 was recorded to write off the remaining net book value of the textiles plant in Covington, GA. The textiles business fundamentals had been deteriorating during the previous few years. In 2000, the cost for the major raw material, polypropylene, had risen above historical price levels. The combination of the above factors has resulted in an irreversible loss of profitability for the textiles business. Estimated future cash flows related to this facility indicated full impairment had occurred.

10.      INCOME TAXES

         The domestic and foreign components of income before taxes and effect of change in accounting principle are presented below:

                         (Dollars in thousands)
                   2001            2000          1999
                  --------       --------       -------
    Domestic      $ (2,532)      $(32,901)      $ 5,650
    Foreign           --                2           (10)
                  --------       --------       -------
                  $ (2,532)      $(32,899)      $ 5,640
                  ========       ========       =======

         A summary of the components of the tax provision follows:

                                                    (Dollars in thousands)
                                                 2001         2000           1999
                                               --------     --------       -------
    Current
      Domestic                                   $474      $  1,373       $ 3,545
      Foreign                                     --              1          --
    Deferred
      Domestic                                    318       (11,182)         (805)
                                               --------     --------       -------
    (Benefit) provision for income taxes         $792      $ (9,808)      $ 2,740
                                               ========     ========       =======

FIBERVISIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Deferred tax liabilities (assets) at December 31 consist of:

                                          (Dollars in thousands)
                                           2001           2000
                                         --------       --------
    Depreciation                         $ 13,041       $ 14,105
                                         --------       --------
    Gross deferred tax liabilities         13,041         14,105
                                         --------       --------

    Amortization                         $   (531)      $   (413)
    Bad Debts/ Other Accrueds              (1,069)          (791)
    Impairment of assets                   (8,938)        (8,938)
    Inventory                                (817)        (2,595)
                                         --------       --------
    Gross deferred tax assets             (11,355)       (12,737)
                                         --------       --------
    Valuation allowance                      --             --
                                         --------       --------
        Total deferred income taxes      $  1,686       $  1,368
                                         ========       ========

         A reconciliation of the statutory income tax rate to the effective rate follows:

                                     2001          2000        1999
                                     -----        -----        -----
    Statutory income tax rate        35.00%       35.00%       35.00%
    State Taxes                      (0.87)        0.85       (12.77)
    Provision to return true-up                    2.32         8.60
    Goodwill                         (65.02)      (5.00)       12.85
    Reserves                          --          (3.31)        4.20
    Other                            (0.40)       (0.04)        0.64
                                     -----        -----        -----
    Effective tax rate              (31.29)      29.81%       48.53%
                                     =====        =====        =====

11.      LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

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

         The Company has intercompany loans with Hercules Group in the amount of $61,467 thousand and $61,532 thousand which is included in the net Hercules Group investment balance at December 31, 2001 and 2000, respectively. The weighted average rate on long term intercompany borrowing was 7.6%, 7.4%, and 6.4% as of December 31, 2001, 2000, and 1999, respectively. Interest expense was $4,221 thousand, $5,209 thousand, and $3,606 thousand in 2001, 2000, and 1999, respectively. Repayment terms of the loan are included as part of the Hercules cash management system as described in the previous paragraph.

12.      COMMITMENTS AND CONTINGENCIES

         The Company has operating leases (including office space, storage space, and data processing equipment) expiring at various dates. Rental expense was $359 thousand, $540 thousand, and $434 thousand in 2001, 2000, and 1999, respectively.

         The net minimum future payments at December 31, 2001 are as follows:

FIBERVISIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                      (Dollars in thousands)
2002                                                         $ 186
2003                                                            81
2004                                                            19
thereafter                                                       -
                                                        -----------
Total                                                        $ 286
                                                        ===========


         The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

13.      PENSION, OTHER POSTRETIREMENT BENEFITS AND OTHER BENEFITS

         The Company participates in a defined benefit pension plan sponsored by Hercules, which covers substantially all employees of Hercules in the U.S. Benefits under this plan are based on the average final pay and years of service. Hercules also provides postretirement health care and life insurance benefits to eligible retired employees and their dependents.

         Information on the actuarial present value of the benefit obligation and fair value of the plan assets is not presented as Hercules manages its U.S. employee benefit plans on a consolidated basis and such information is not maintained separately for the U.S. employees of the Company. The Company's statement of operation includes an allocation of the costs of the U.S. benefits plans. The pension costs were allocated based on percentage of pensionable wages, for each of the years presented, postretirement benefit costs were allocated using factors derived from the relative net assets and revenues. Net pension expense (income) of Hercules allocated to the Company was ($612) thousand and ($670) thousand for the year ended December 31, 2001 and 2000 respectively, and there was no allocation for 1999.

         The Company maintains a 401(k) savings plan for its full-time U.S. employees. Each participant in the plan may elect to contribute 1% to 15% of his or her annual salary to the plan subject to statutory limitations. The Company matches employee contributions to the plan at the rate of 50% of the first 6% of salary contributed. The Company's matching contribution was $268 thousand, $313 thousand, and $334 thousand for 2001, 2000, and 1999, respectively.

14.      LONG-TERM INCENTIVE COMPENSATION PLAN

         The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

         In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 189,704 at December 31, 2001, and 491,488 and 926,689 at December 31, 2000 and
1999, respectively.

         At December 31, 2001, under Hercules' incentive compensation plans, 1,265,493 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

         Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

         The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2001, 2000 and 1999, respectively.

FIBERVISIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      Below is a summary of outstanding stock option grants under the incentive compensation plans during 1999, 2000 and 2001:

                                              Regular                         Performance-Accelerated
                                  ----------------------------------      ----------------------------------
                                  Number of         Weighted-average      Number of         Weighted-average
                                    Shares               price             Shares               price
                                  --------              ------            --------              ------
    December 31, 1998                 --                $ --                  --                  --
    Granted                         69,000              $37.56              55,700              $37.56
    Exercised                         --                  --                  --                  --
    Forfeited                         --                  --                  --                  --
                                   -------              ------              ------              ------
    December 31, 1999               69,000              $37.56              55,700              $37.56
    Granted                         97,800              $17.25                --                  --
    Exercised                         --                  --                  --                  --
    Forfeited                         --                  --                  --                  --
                                   -------              ------              ------              ------
    December 31, 2000              166,800              $25.65              55,700              $37.56
    Granted                         86,550              $11.28                --                  --
    Exercised                         --                  --                  --                  --
    Forfeited                         --                  --                  --                  --
                                   -------              ------              ------              ------
    December 31, 2001              253,350              $20.74              55,700              $37.56

The weighted-average fair value of regular stock options granted during 1999, 2000 and 2001 was $8.08, $8.85 and $5.69, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999, 2000 and 2001 was $8.01, $0 and $0, respectively.

      Following is a summary of regular stock options exercisable at December 31, 1999, 2000, and 2001, and their respective weighted-average share prices:

                                        Number of             Weighted-average
Options Exercisable                      Shares               exercise price
-----------------------------------------------------------------------------
December 31, 2000                        37,850                  $31.53
December 31, 2001                       102,470                  $28.47

      There were no performance-accelerated stock options exercisable at December 31, 1999, 2000 and 2001.

      Following is a summary of stock options outstanding at December 31, 2001:

                                             Outstanding Options                                   Exercisable Options
                                 ------------------------------------------------------      -----------------------------------
                                     Number          Weighted-average      Weighted-             Number             Weighted-
                                 Outstanding at         Remaining           average          Exercisable at          average
Exercise Price Range               12/31/2001        Contractual Life    exercise price        12/31/2001         exercise price
--------------------             --------------      ----------------    --------------      --------------       --------------
Regular Stock Options

$11 - $20                            184,350             8.84              $14.45                45,870               $17.25
$30 - $40                             69,000             7.34              $37.56                56,600               $37.56
                                     --------                                                  --------
                                     253,350                                                    102,470
                                     --------                                                  --------

Performance-Accelerated
Stock Options

$14 - $40                             55,700            7.34               $37.56                     -                    -
                                     --------                                                  --------
                                      55,700                                                          -
                                     --------                                                  --------

         The Company currently expects that 100% of performance-accelerated stock options will eventually vest.

         The Company's employees may also participate in the Hercules Employee Stock Purchase Plan ("ESSP"). The ESSP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, there are no shares of Hercules common stock registered for offer and sale under the plan. Shares issued at December 31, 2001 and 2000, were 1,758,081 and 1,597,861, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

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

         The following weighted-average assumptions would be used in estimating fair value for 2001, 2000 and 1999:

FIBERVISIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                          Regular            Performance         Employee Stock
Assumption                                  Plan           Accelerated Plan      Purchase Plan
----------                                --------         ----------------      -------------
Dividend yield                              0.96%              3.83%                 0.0%
Risk-free interest rate                     5.80%              5.57%                4.86%
Expected life                              7.1 yrs.            5 yrs.               3 mos.
Expected volatility                         33.36%             29.78%               49.11%


         The Company's net income and earnings per share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                            (Dollars in thousands)
                         2001         2000           1999
                        ------      ---------       ------
    Net income
      As reported       $(3,323)    $(23,091)       $2,900
      Pro forma         $(3,793)    $ (23,521)      $2,745

15.      RELATED PARTY TRANSACTIONS

         The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of parent/subsidiary relationship and therefore may not necessarily reflect the result of arm-length negotiations between independent parties. The terms of the agreements provide for the sale of product to the affiliated entities based on a cost-plus formula.

         CORPORATE AND OTHER ALLOCATIONS

         As discussed in Note 1, the financial statements of the Company reflect certain allocated support costs incurred by other entities in Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, safety, information management, health and environmental, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; or a percentage allocation for such services provided based on factors such as revenues, net assets, cost of sales and relative weighting of geographic activity. In addition, the Company allocates certain of its own costs to other companies in the FiberVisions group of companies. These allocations are reflected in the selling, general and administrative line item in our statement of operations. Such allocations and corporate charges totaled $650 thousand, ($1,444) thousand and ($2,865) thousand in 2001, 2000, and 1999, respectively.

         SALES TO HERCULES GROUP

         The Company sells fiber in the normal course of business to affiliated companies. Company's revenues from sales to affiliated companies were $82,101 thousand, $105,724 thousand, and $92,352 thousand in 2001, 2000 and 1999, respectively.

         PURCHASES FROM HERCULES GROUP

         The Company purchases supplies in the normal course of business from the Hercules Group. The Company's purchases from Hercules Group were $35 thousand, $69 thousand, and $80 thousand in 2001, 2000, and 1999, respectively.

16.      NET HERCULES GROUP INVESTMENT

         Changes in net Hercules Group investment were as follows:

FIBERVISIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             (Dollars in thousands)
                                             ----------------------
    Balance at January 1, 1999                    $ 151,138
    Net income                                        2,900
    Intercompany transactions, net                   13,208
                                                  ---------
    Balance at December 31, 1999                    167,246
    Net income                                      (23,091)
    Intercompany transactions, net                     (197)
                                                  ---------
    Balance at December 31, 2000                    143,958
    Net (loss)                                       (3,323)
    Intercompany transactions, net                      946
                                                  ---------
    Balance at December 31, 2001                  $ 141,581
                                                  =========

17.      SUBSEQUENT EVENTS

         On April 29, 2002, Hercules completed the sale of its Water Treatment Business to GE Specialty Materials (GESM). Pursuant to the Stock and Asset Agreement for the transaction, the sale included all of the stock of BetzDearborn Inc. Hercules used the proceeds from the sale to prepay borrowings under its Senior Credit Facility and ESOP Credit Facility. Pursuant to the prepayment, among other things, the stock pledges were released.

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF
HERCULES INCORPORATED
WILMINGTON, DELAWARE




      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of FiberVisions L.L.C., a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As discussed in Note 20, the Company has restated its December 31, 2000 and 1999 financial statements to reflect income tax provisions for its subsidiaries whose income is subject to corporate income taxes at the subsidiary level.



PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 21, 2002

FIBERVISIONS, L.L.C.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                                              (Dollars in thousands)
                                                                             YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                                   Restated           Restated
                                                                     2001             2000               1999
                                                                  --------         --------           --------
Sales to third parties                                            $201,780         $236,856           $253,648
Sales to affiliates                                                 16,586           15,003                 --
                                                                  --------         --------           --------
                                                                   218,366          251,859            253,648

Cost of sales                                                      184,393          223,133            193,696
Selling, general, and administrative expenses                        5,509            9,521             13,132
Research and development                                             3,681            4,475              4,400
Impairment of long lived assets (Note 11)                               --           53,541                 --
Goodwill and intangible amortization                                 7,348            7,394              7,532
Other operating expenses (income), net (Note 12)                     1,363             (146)              (313)
                                                                  --------         --------           --------
Profit (loss) from operations                                       16,072          (46,059)            35,201
Equity in income of affiliated companies (Note 6)                    1,319              153                 --
Interest expense, net (Note 10)                                      5,790            6,940              8,551
                                                                  --------         --------           --------
Income (loss) before income taxes                                   11,601          (52,846)            26,650
Provision (benefit) for income taxes (Note 19)                       6,110           (6,378)            10,795
                                                                  --------         --------           --------
Net income (loss)                                                    5,491          (46,468)            15,855
Translation gain, net of tax                                         1,274            1,299                897
                                                                  --------         --------           --------
Comprehensive income (loss)                                       $  6,765        $ (45,169)          $ 16,752
                                                                  ========        =========           ========






The accompanying notes are an integral part of the consolidated financial statements.

FIBERVISIONS, L.L.C.
CONSOLIDATED BALANCE SHEET


                                                                    (Dollars in thousands)
                                                                         DECEMBER 31,
                                                                    ---------------------
                                                                                Restated
                                                                       2001       2000
                                                                     --------   --------
ASSETS
Current assets
  Cash and cash equivalents                                          $ 10,303   $  4,777
  Accounts receivable, net (Note 3)                                    34,205     42,809
  Affiliate receivables (Note 5)                                        1,873      2,711
  Inventories (Note 4)                                                 14,851     17,993
                                                                     --------   --------
    Total current assets                                               61,232     68,290

Property, plant, and equipment, net (Note 8)                          109,149    121,966
Goodwill and other intangible assets, net (Note 9)                    192,241    199,696
Deferred charges and other assets                                         502        423
                                                                     --------   --------
    Total assets                                                     $363,124   $390,375
                                                                     ========   ========

LIABILITIES AND NET MEMBERS' (HERCULES GROUP) INVESTMENT
Current liabilities
  Accounts payable                                                   $ 15,485   $ 21,405
  Short-term debt (Note 7)                                              7,532     11,588
  Accrued expenses (Note 8)                                            17,413     12,787
                                                                     --------   --------
    Total current liabilities                                          40,430     45,780

Long-term debt - third parties (Note 7)                                44,489     53,919
Deferred income taxes (Note 19)                                        24,316     20,105
                                                                     --------   --------
    Total liabilities                                                 109,235    119,804

Commitments and contingencies (Note 14)                                    --         --
Net members' (Hercules Group) investment (Note 18)
    Accumulated other comprehensive income                              3,625      2,351
    Intercompany balances                                             250,264    268,220
                                                                     --------   --------
    Net members' (Hercules Group) investment                          253,889    270,571
                                                                     --------   --------
    Total liabilities and net members' (Hercules Group) investment   $363,124   $390,375
                                                                     ========   ========


The accompanying notes are an integral part of the consolidated financial statements.

FIBERVISIONS, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        (Dollars in thousands)
                                                                                        YEAR ENDED DECEMBER 31
                                                                                   --------------------------------
                                                                                               Restated    Restated
                                                                                     2001        2000        1999
                                                                                   --------    --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $  5,491    $(46,468)   $ 15,855
Adjustments to reconcile net income (loss) to net cash provided from operations:
  Depreciation                                                                       11,229      15,658      17,406
  Provision for impairment of long-lived assets                                        --        53,541        --
  Amortization of goodwill and other intangible assets                                7,348       7,394       7,532
  Bad debt expense                                                                     --           216        --
  Loss on disposal of fixed assets                                                       18        --            89
  Corporate and other cost allocations                                                  876         457       1,180
  Deferred income taxes                                                                (714)     (9,539)      4,377
  Other items, net                                                                     --          --          (131)
  Affiliates earnings in excess of dividends received                                  (282)       (303)       --
  Accruals and deferrals of cash receipts and payments:
    Accounts receivable                                                               7,946        (498)     (1,486)
    Affiliate receivables (payables)                                                    957      (4,926)       --
    Transfers from Hercules Group                                                     1,210       3,577       2,766
    Inventories                                                                       2,976       4,031      (3,459)
    Accounts payable and accrued expenses                                              (201)     (3,084)     (1,894)
    Noncurrent assets and liabilities                                                   (20)      1,148        (565)
                                                                                   --------    --------    --------
      Net cash provided by operations                                                36,834      21,204      41,670
                                                                                   --------    --------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                                   (609)    (13,129)    (15,368)
Acquisitions, net of cash aquired                                                      --          (355)       --
Other, net                                                                               95       2,908        (171)
                                                                                   --------    --------    --------
      Net cash used in investing activities                                            (514)    (10,576)    (15,539)
                                                                                   --------    --------    --------
CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt repayments, third parties                                            (11,279)     (9,726)    (11,092)
Transfers to Hercules Group                                                         (19,404)       (807)    (16,314)
Change in short-term debt                                                              --            (9)       --
                                                                                   --------    --------    --------
      Net cash used in financing activities                                         (30,683)    (10,542)    (27,406)
                                                                                   --------    --------    --------
Effect of exchange rate changes on cash                                                (111)       (464)       (140)
                                                                                   --------    --------    --------
Net increase (decrease) in cash and cash equivalents                                  5,526        (378)     (1,415)
Cash and cash equivalents at beginning of year                                        4,777       5,155       6,570
                                                                                   --------    --------    --------
Cash and cash equivalents at end of year                                           $ 10,303    $  4,777    $  5,155
                                                                                   ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                         $  5,807    $  6,980    $  8,487
  Income taxes, net                                                                   2,728       1,724       5,216
Noncash financing activities
  Corporate and other cost allocations                                                  876         457       1,180



The accompanying notes are an integral part of the consolidated financial statements.

FIBERVISIONS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     On April 29, 2002, in connection with Hercules' sale of its Water Treatment Business (see Note 21) and the repayment of the Facilities, the stock pledges were released. As a result, based on Hercules' current debt structure, these separate company stand-alone financial statements will not be required for the fiscal year ending December 31, 2002.

     The Company participates in Hercules' centralized cash management system. Accordingly, cash received from the Company's operations is transferred to Hercules on a periodic basis, and Hercules funds all operational and capital requirements.

     The financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include legal, accounting, tax, purchasing, safety, information management and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, or cost of sales; or a relative weighting of geographic activity. Management believes that the allocation methods are reasonable.

     During 1998, Hercules acquired the remaining 49% of the Company to make this a wholly owned subsidiary. These financial statements include the push-down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant, and equipment and their related amortization and depreciation adjustments.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the FiberVisions, L.L.C. and its majority-owned subsidiaries where control exits. Investments in affiliated companies with a greater than 20% and less than 50% ownership interest are accounted for using the equity method of accounting and, accordingly, consolidated income includes FiberVisions L.L.C.'s share of their income. All intercompany transactions and profits have been eliminated.

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

FIBERVISIONS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS

      Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

INVENTORIES

      Inventories are stated at the lower of cost or market using the average cost method.

PROPERTY AND DEPRECIATION

      Property, plant, and equipment are stated at historical cost. The company uses the straight-line method of depreciation. The company believes straight-line depreciation provides a better matching of costs and revenues over the lives of the assets. The estimated useful lives of depreciable assets are as follows: buildings - 30 years; plant, machinery and equipment - 15 years; other machinery and equipment - 3 to 15 years.

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

INCOME TAXES

         U.S. Federal income taxes on net earnings of the company are payable directly by the members. In jurisdictions where partnership status is not recognized or foreign corporate subsidiaries exist, the company provides for income taxes currently payable as well as for those deferred because of temporary differences between the financial and tax basis of assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

         The company provides taxes on undistributed earnings of subsidiaries and affiliates included in consolidated retained earnings to the extent such earnings are planned to be remitted and not re-invested permanently. The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or US income taxes has been made amounted to approximately $63,270 thousand, $62,410 thousand, and $61,343 thousand at December 31 2001, 2000, and 1999, respectively. US and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the US statutory rate because of the availability of tax credits.

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

FIBERVISIONS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income (loss), a separate component of shareholders' equity.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

     Effective January 1, 2002, Hercules adopted the provisions of SFAS 142. Hercules identified the following reporting units: Betz Dearborn, Pulp and Paper, Aqualon, FiberVisions, and Resins. In connection with Hercules' transitional review, recorded goodwill was determined to be impaired in the Betz Dearborn and FiberVisions reporting units. In the first quarter 2002, Hercules completed its transitional impairment review of the identified units and recognized an after tax impairment loss of $368 million as a cumulative effect of a change in accounting principle of which $87 million related to the FiberVisions reporting unit. As a result of Hercules' adoption of SFAS 142, the Company will no longer record $7.3 million of annual amortization relating to existing goodwill and intangibles.

      Goodwill was evaluated for impairment at December 31, 2001 under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Fixed Assets and for Long-Lived Assets to Be Disposed of". Such evaluations indicated that goodwill associated with the business was recoverable from anticipated future

FIBERVISIONS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

undiscounted cash flows. Accordingly, no impairment loss was recorded in the December 31, 2001 financial statements.

      In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe it will have a material effect on its financial statements.

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe it will have a material effect on its financial statements.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The Company elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses from the Extinguishment of Debt" ("SFAS 4"). The early adoption had no effect on the Company's financial statements.

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

3.       ACCOUNTS RECEIVABLE, NET

      Accounts receivable, net, consists of:

                                      (Dollars in thousands)
                                         2001        2000
                                       --------    --------
Trade                                  $ 30,609    $ 39,834
Rebates from suppliers                    3,856       2,857
Other                                       154         748
                                       --------    --------
                                         34,619      43,439
Less allowance for doubtful accounts       (414)       (630)
                                       --------    --------
Total                                  $ 34,205    $ 42,809
                                       ========    ========


4.       INVENTORIES

      The components of inventories are:

FIBERVISIONS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                              (Dollars in thousands)
                                  2001      2000
                                -------   -------
Finished products               $ 5,227   $ 7,461
Materials and work in process     3,643     4,596
Supplies                          5,981     5,936
                                -------   -------
Total                           $14,851   $17,993
                                =======   =======


5.       AFFILIATE RECEIVABLES (PAYABLES), NET

      Trade receivables from affiliates, consists of $3,813 thousand and $4,926 thousand due from ES FiberVisions for years ended December 31, 2001 and 2000, respectively, net of $1,940 and $2,215 of accumulated losses of unconsolidated companies in excess of investment for years 2001 and 2000, respectively (see
Note 6). The company agrees to fund the accumulated losses of such unconsolidated companies.

6.       INVESTMENTS

      On January 1, 2000 the Company and Chisso Polypro Fiber Co., Ltd formed a 50/50 joint venture, ES FiberVisions, combining their bicomponent fibers businesses outside of Japan. While the Company has a 50% equity interest, it's share of joint venture operations is 67%. Both parent companies supply fiber to the joint venture under manufacturing agreements. The Company manufactures bicomponent fibers for the joint venture at the Varde, Denmark and Athens, Georgia locations. The annual sales of the venture were approximately $55 million and $48 million in fiscal 2001 and 2000, respectively. The Company's share of net income was $1,319 thousand and $153 thousand in 2001 and 2000, respectively.

      Summarized financial information for the equity affiliates at December 31, and the years then ended is as follows:



                           (Dollars in thousands)
                              2001         2000
                            -------      -------
Current assets              $10,413      $10,809
Noncurrent assets             1,865        1,450
Current liabilities           9,389       10,803
Noncurrent liabilities           94

Net sales                   $54,509      $48,410
Gross profit                  9,888        7,520
Net earnings                  1,969          228


7.       LONG-TERM DEBT

      Long-term debt at December 31, 2001 and 2000 is summarized as follows:

FIBERVISIONS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                              (Dollars in thousand)
                                                                       2001                          2000
                                                            ---------------------------    ---------------------------
                                                            BOOK VALUE     MARKET VALUE    BOOK VALUE     MARKET VALUE
                                                            ----------     ------------    ----------     ------------
Revolving credit facility due in varying amounts through      $ 18,533       $ 18,533       $ 19,428       $ 19,428
        2005 with an average interest rate of 4.15%
Finansierings Instituttet for Industri og Handvoerk A/S         10,455         10,610         15,447         15,684
(FIH)
       term notes at various rates from 6.94% to 9.60%
       and due in varying amounts through 2006
Danmark Finansiering Institut A/S (DFI)                         18,704         19,266         23,482         23,760
       term notes at various rates from 6.48% to 8.56%
       and due in varying amounts through 2006
Mortgage at a fixed rate of 7.16% and due in varying             4,079          4,304          4,490          4,683
       amounts through 2014
Industrialization Fund for Developing Countries (IFU)             --             --            2,410          2,371
       at a fixed rate of 5.23% and due in 2001
Lease purchase obligation                                          250            250            250            250
                                                              --------       --------       --------       --------
                                                                52,021         52,963         65,507         66,176
Less current maturities                                         (7,532)        (7,765)       (11,588)       (11,723)
                                                              --------       --------       --------       --------
Total                                                         $ 44,489       $ 45,198       $ 53,919       $ 54,453
                                                              ========       ========       ========       ========

      As of December 31, 2001 FIH term notes are collateralized by land, buildings, and plant and machinery of approximately $27,598 thousand. The DFI loan is collateralized by a letter of indemnification regarding land, buildings and plant and machinery of approximately $17,843 thousand. The mortgage is collateralized by land and buildings of approximately $4,079 thousand.

      In December 1996 the Company entered into a long-term lease purchase obligation with The Athens-Clark County Industrial Development Authority to purchase land. The interest rate is fixed at 1% per annum and the due date of the obligation is December 2020. The balance of the obligation was $250 thousand at December 31, 2001 and 2000.

      Scheduled annual maturities of long-term debt outstanding at December 31, 2001 in the successive five-year period are summarized as follows:

                               (Dollars in thousands)
                               ----------------------
2002                                 $ 7,532
2003                                  12,270
2004                                  12,243
2005                                  12,692
2006                                   4,222
Thereafter                             3,062
                                     -------
Total                                $52,021
                                     =======

FIBERVISIONS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


8.       ADDITIONAL BALANCE SHEET DETAIL

                                                  (Dollars in thousands)
                                                   2001             2000
                                                 ---------       ---------
Property, plant, and equipment
  Land                                           $   1,273       $   1,282
  Buildings and equipment                          360,315         365,539
  Construction in progress                          15,531          16,054
                                                 ---------       ---------
     Total                                         377,119         382,875
  Accumulated depreciation and amortization       (267,970)       (260,909)
                                                 ---------       ---------
  Net property, plant, and equipment             $ 109,149       $ 121,966
                                                 =========       =========
Accrued expenses
  Payroll and employee benefits                  $   2,069       $   2,168
  Accrued interest payable                             275             365
  Current taxes payable                              3,616             245
  Accrued MICP                                         945              --
  Miscellaneous                                     10,508          10,009
                                                 ---------       ---------
                                                 $  17,413       $  12,787
                                                 =========       =========

9.       GOODWILL AND OTHER INTANGIBLES ASSETS

      At December 31, 2001 and 2000, the goodwill and other intangible assets were:

                                                   (Dollars in thousands)
                                                   2001             2000
                                                 ---------       ---------

Goodwill from Hercules acquisition               $ 188,051       $ 188,051
Other intangibles                                   31,219          31,350
                                                 ---------       ---------
Total                                              219,270         219,401
Less accumulated amortization                      (27,029)        (19,705)
                                                 ---------       ---------
   Net goodwill and other intangible assets      $ 192,241       $ 199,696
                                                 =========       =========

         In July 1998, Hercules Inc. completed the acquisition of 49% share of FiberVisions L.L.C. owned by its joint venture partner, Jacob Holm & Son A/S, for approximately $230 million in cash, plus assumed debt of $188 million. The allocation of the purchase price resulted in $188,051 thousand of goodwill for the FiberVisons group, which is being amortized over its estimated useful life of 40 years. Other intangibles assets, related to the acquisition, amounted to $29,752 thousand, the remaining other intangible assets relate to capitalization of certain patent costs.

10.      INTEREST EXPENSE , NET

      Interest costs are summarized as follows:


                                   (Dollars in thousands)
                             2001          2000          1999
                           -------       -------       -------

Interest expense           $ 6,945       $ 7,459       $ 8,738
Interest income             (1,155)         (519)         (187)
                           -------       -------       -------
Interest expense, net      $ 5,790       $ 6,940       $ 8,551
                           =======       =======       =======

FIBERVISIONS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

12.   OTHER OPERATING EXPENSES (INCOME), NET

      Other operating expenses, net, consists of the following:


                                                          (Dollars in thousands)
                                                   2001          2000          1999
                                                  -------       -------       -------
Miscellaneous expense (income), net               $ 1,355       $  (252)      $    14
Loss (gain) on foreign currency transactions            8           106          (327)
                                                  -------       -------       -------
                                                  $ 1,363       $  (146)      $  (313)
                                                  =======       =======       =======

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

      The Company has an intercompany loan with the Hercules Group in the amount of $21,705 thousand and $36,799 thousand which is included in the net members' investment balance at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000 the weighted average interest rate on the intercompany borrowings was 7.6% and 7.4%, respectively. Interest expense was $3,009 thousand, $2,865 thousand and $2,721 thousand in 2001, 2000 and 1999, respectively. Repayment terms of the loan are included as part of the Hercules cash management system as described in the previous paragraph.

14.   COMMITMENTS AND CONTINGENCIES

      The Company has operating leases (including office space, storage space, and data processing equipment) expiring at various dates. Rental expense was $437 thousand, $574 thousand, and $484 thousand in 2001, 2000, and 1999, respectively.

      The net minimum future payments at December 31, 2001 are as follows:

FIBERVISIONS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                            (Dollars in thousands)

2002                               $273
2003                                150
2004                                 52
2005                                  8
2006                                  8
                                   ----
Total                              $491
                                   ====

         The Danish tax authorities have increased FiberVisions A/S' taxable income for the tax year 1997. The tax value of the declared increase amounts to approximately $1,400 thousand. Management does not agree with the assessment of the tax authorities, and the case has been appealed. Consequently, the final outcome of the case uncertain.

      The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

      Information on the actuarial present value of the benefit obligation and fair value of the plan assets is not presented as Hercules manages its U.S. employee benefit plans on a consolidated basis and such information is not maintained separately for the U.S employees of the Company. The Company's statement of operation includes an allocation of the costs of the U.S. benefits plans. The pension costs were allocated based on percentage of pensionable wages, for each of the years presented, postretirement benefit costs were allocated using factors derived from the relative net assets and revenues. Net pension expense (income) of Hercules allocated to the Company was ($724) thousand ($799) thousand for the year ended December 31, 2001 and 2000 respectively. There was no allocation in 1999.

      The company maintains a 401(k) savings plan for its US full-time employees. Each participant in the plan may elect to contribute 1% to 15% of his or her annual salary to the plan subject to statutory limitations. The company matches employee contributions to the plan at the rate of 50% of the first 6% of salary contributed. The Company's matching contribution was $327 thousand, $382 thousand, and $413 thousand for 2001, 2000, and 1999, respectively.

      FiberVisions A/S maintains a contributory pension plan. FiberVisions A/S matching contribution was $940 thousand, $964 thousand, and $977 thousand for 2001, 2000, and 1999, respectively. FiberVisions (China) Textiles Products, Ltd. provides a housing allowance for their employees. FiberVisions (China) Textiles Products, Ltd. contribution was $141 thousand, $160 thousand, and $137 thousand in 2001, 2000, and 1999, respectively.

16.   LONG TERM INCENTIVE COMPENSATION PLAN

      The company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

      In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 189,704 at December 31, 2001, and 491,488 and 926,689 at December 31, 2000 and
1999, respectively.

FIBERVISIONS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      At December 31, 2001, under Hercules' incentive compensation plans 1,265,493 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

      Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

      The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2001, 2000 and 1999, respectively.

      Below is a summary of outstanding stock option grants under the incentive compensation plans during 1999, 2000 and 2001:


                                    REGULAR                     PERFORMANCE-ACCELERATED
                          -----------------------------   -----------------------------------
                          NUMBER OF    WEIGHTED-AVERAGE   NUMBER OF      WEIGHTED-AVERAGE
                            SHARES          PRICE          SHARES             PRICE
                          ---------    ----------------   ---------   -----------------------
December 31, 1998               --        $      --            --                 --
Granted                     69,000        $   37.56        55,700          $   37.56
Exercised                       --               --            --                 --
Forfeited                       --               --            --                 --
                           -------        ---------        ------          ---------
December 31, 1999           69,000        $   37.56        55,700          $   37.56
Granted                    104,675        $   17.25            --                 --
Exercised                       --               --            --                 --
Forfeited                       --               --            --                 --
                           -------        ---------        ------          ---------
December 31, 2000          173,675        $   25.32        55,700          $   37.56
Granted                     93,425        $   11.28            --                 --
Exercised                       --               --            --                 --
Forfeited                       --               --            --                 --
                           -------        ---------        ------          ---------
December 31, 2001          267,100        $   20.41        55,700          $   37.56

The weighted-average fair value of regular stock options granted during 1999, 2000 and 2001 was $8.08, $8.85 and $5.69, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999, 2000 and 2001 was $8.01, $0 and $0, respectively.

      Following is a summary of regular stock options exercisable at December 31, 2001, 2000, and 1999, and their respective weighted-average share prices:

                                  NUMBER OF         WEIGHTED-AVERAGE
OPTIONS EXERCISABLE                 SHARES           EXERCISE PRICE
-------------------               ---------         ----------------
December 31, 2000                   37,850               $31.53
December 31, 2001                  105,220               $28.18


      There were no performance-accelerated stock options exercisable at December 31, 2001, 2000 and 1999.

      Following is a summary of stock options outstanding at December 31, 2001:


                                                    OUTSTANDING OPTIONS                            EXERCISABLE OPTIONS
                                    ---------------------------------------------------     --------------------------------
                                        NUMBER        WEIGHTED-AVERAGE     WEIGHTED-            NUMBER           WEIGHTED-
                                    OUTSTANDING AT       REMAINING          AVERAGE         EXERCISABLE AT        AVERAGE
EXERCISE PRICE RANGE                  12/31/2001      CONTRACTUAL LIFE   EXERCISE PRICE       12/31/2001      EXERCISE PRICE
--------------------                --------------    ----------------   --------------     --------------    --------------
Regular Stock Options
$11 - $20                               198,100           8.85              $14.43              48,620              $17.25
$30 - $40                                69,000           7.34              $37.56              56,600              $37.56
                                        -------                                                -------
                                        267,100                                                105,220
                                        -------                                                -------
Performance-Accelerated Stock Options
$14 - $40                                55,700           7.34              $37.56                  --                  --
                                        -------                                                -------
                                         55,700                                                     --
                                        -------                                                -------

      The Company currently expects that 100% of performance-accelerated stock options will eventually vest.

FIBERVISIONS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      FiberVisions LLC employees may also participate in the Hercules Employee Stock Purchase Plan ("ESSP"). The ESSP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, three are no shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 2001 and 2000, were 1,758,081 and 1,597,861, respectively. The company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

      Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

      The following weighted-average assumptions would be used in estimating fair value for 2001, 2000 and 1999:

                                                            PERFORMANCE         EMPLOYEE STOCK
ASSUMPTION                               REGULAR PLAN     ACCELERATED PLAN      PURCHASE PLAN
----------                               ------------     ----------------      --------------
Dividend yield                              0.96%              3.83%                 0.0%
Risk-free interest rate                     5.80%              5.57%                4.86%
Expected life                              7.1 yrs.            5 yrs.               3 mos.
Expected volatility                        33.36%             29.78%               49.11%


      The Company's net income and earnings per share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                          (Dollars in thousands)
                   2001           2000          1999
                 --------      ---------      --------
Net income
  As reported     $5,491      $(46,468)       $15,855
  Pro forma       $5,001      $(46,912)       $15,700


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

      CORPORATE AND OTHER ALLOCATIONS

      As discussed in Note 1, the financial statements of the Company reflect certain allocated support costs incurred by other entities in Hercules group. These costs include legal, accounting, tax, purchasing, safety, information management, and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; or a percentage allocation for such services provided based on factors such as revenues, net assets, cost of sales and relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in our statement of operations. Such allocations and corporate charges totaled $876 thousand, $457 thousand and $1,180 thousand in 2001, 2000 and 1999, respectively.


SALES TO AFFILIATES


The Company sells fiber in the normal course of business to affiliated companies. Company's revenues from sales to affiliated companies were $16,586 thousand, $15,003 thousand in 2001 and 2000, respectively. Total amounts due from affiliated companies related to those sales were $3,813 thousand and $4,926 thousand at December 31, 2001 and 2000, respectively.

FIBERVISIONS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

PURCHASES FROM HERCULES GROUP


The Company purchases supplies in the normal course of business from the Hercules Group. The Company's purchases from Hercules Group were $44 thousand, $76 thousand and $88 thousand in 2001, 2000 and 1999, respectively.

18.   NET  MEMBERS' (HERCULES GROUP) INVESTMENT

      Changes in net Members' (Hercules Group) investment were as follows:

                                                          (Dollars in thousands)
                                                          ----------------------

Balance at January 1, 1999                                     $ 309,777
Comprehensive income for the year ended December 31, 1999         16,752
Intercompany transactions, net                                   (11,831)
                                                               ---------
Balance at December 31, 1999                                     314,698
Comprehensive income for the year ended December 31, 2000        (45,169)
Intercompany transactions, net                                     1,042
                                                               ---------
Balance at December 31, 2000                                     270,571
Comprehensive income for the year ended December 31, 2001          6,765
Intercompany transactions, net                                   (23,447)
                                                               ---------
Balance at December 31, 2001                                   $ 253,889
                                                               =========

      The Company includes accumulated other comprehensive income in net Members' Hercules Group investment. At December 31, 2001 and 2000 accumulated other comprehensive income included $3,625 thousand and $2,351 thousand, respectively, of foreign currency translation adjustments.


19.  INCOME TAXES

      The domestic and foreign components of income before taxes and effect of change in accounting principle are presented below:

                      (Dollars in thousands)
                2001           2000           1999
              --------       --------       --------
Domestic      $ (1,016)      $(32,803)      $ 15,495
Foreign         12,617        (20,043)        11,155
              --------       --------       --------
              $ 11,601       $(52,846)      $ 26,650
              ========       ========       ========

      A summary of the components of the tax provision follows:

FIBERVISIONS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                       (Dollars in thousands)
                                  2001           2000           1999
                                --------       --------       --------
Currently payable
  Domestic                      $    474       $    935       $  3,376
  Foreign                          6,350          2,226          3,042
Deferred
  Domestic                         1,262        (10,173)         3,413
  Foreign                         (1,976)           634            964
                                --------       --------       --------
Provision (benefit) for
  income taxes                  $  6,110       $ (6,378)      $ 10,795
                                ========       ========       ========

      Deferred tax liabilities (assets) at December 31 consist of:

                                      2001           2000
                                    --------       --------
Depreciation                        $ 28,120       $ 34,196
Accrued expenses                          --          1,093
Other                                  9,881
                                    --------       --------
Gross deferred tax liabilities        38,001         35,289
                                    --------       --------

Amortization                        $   (531)      $ (1,758)
Inventory                               (818)        (2,703)
Bad debts/other accrueds              (1,069)          (791)
Impairment of assets                 (12,642)       (12,642)
Loss carryforwards                    (6,293)        (5,273)
Other comprehensive income                --          1,005
Other                                     --           (691)
                                    --------       --------
Gross deferred tax assets            (21,353)       (22,853)
                                    --------       --------
Valuation allowance                    7,668          7,669
                                    --------       --------
Total deferred income tax           $ 24,316       $ 20,105
                                    ========       ========

      A reconciliation of the statutory income tax rate to the effective rate follows:

Statutory income tax rate           35.00%       35.00%       35.00%
Foreign rate differential           (4.87)       (9.39)        1.42
Valuation allowance                  0.51       (10.86)          --
Reserves                               --        (2.78)       (0.25)
Goodwill                            21.49        (4.30)        4.76
Other                                0.10         2.44         0.45
State taxes                          0.42         0.53        (2.70)
Provision to return true-up                       1.44         1.82
                                    -----        -----        -----
Effective tax rate                  52.65%       12.08%       40.50%
                                    =====        =====        =====

20.   RESTATEMENT

      The Company has restated it's December 31, 2000 and 1999 financial statements to reflect income tax provisions for both years. During 2002, the Company discovered that it's prior financial statements did not include income tax provisions for its subsidiaries whose income is subject to corporate income taxes at the subsidiary level. Accordingly, the financial statements for December 31, 2000 and 1999 have been restated. The effect of these adjustments on the Company's December 31, 2000 and 1999 financial statements is as follows:

FIBERVISIONS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                 (Dollars in thousands)
                                                  DECEMBER 31, 2000                   DECEMBER 31, 1999
                                            -----------------------------       ----------------------------
                                            AS PREVIOUSLY                       AS PREVIOUSLY
                                              REPORTED        AS RESTATED         REPORTED       AS RESTATED
                                            --------------    -----------       -------------    -----------
BALANCE SHEET
Accrued Expenses                             $  12,542         $  12,787         $  13,524         $  11,920
Deferred income taxes                               --            20,105                --            30,042
Net members' investment                        290,921           253,889           343,137           314,698
Opening net members' investment                343,137           314,698           340,102           309,777

INCOME STATEMENT
Income before taxes                            (52,846)          (52,846)           26,650            26,650
Income taxes                                        --            (6,378)               --            10,795
Net income                                     (52,846)          (46,468)           26,650            15,855

CASHFLOW STATEMENT
Net income                                     (52,846)          (46,468)           26,650            15,855
Deferred income taxes                               --            (9,539)               --             4,377
Transfers to/from Hercules Group                (1,683)            2,822           (26,076)          (13,418)
Accounts payable and accrued expenses           (1,792)           (3,084)            4,216            (1,894)

21.   SUBSEQUENT EVENTS

      On April 29, 2002, Hercules completed the sale of its Water Treatment Business to GE Specialty Materials (GESM). Pursuant to the Stock and Asset Agreement for the transaction, the sale included all of the stock of BetzDearborn Inc.. Hercules used the proceeds from the sale to prepay borrowings under its Senior Credit Facility and ESOP Credit Facility. Pursuant to the prepayment, among other things, the stock pledges were released.

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF
HERCULES INCORPORATED
WILMINGTON, DELAWARE



      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of FiberVisions Products, Inc., a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 7, 2002

FIBERVISIONS PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                  (Dollars in thousands)
                                                  Year ended December 31
                                            ------------------------------------
                                              2001          2000          1999
                                            --------      --------      --------
Sales to Hercules Group                     $ 25,426      $ 33,695      $ 31,013
Cost of sales                                 24,883        32,108        28,856
Selling, general, and administrative             434         1,037           922
expenses
Other operating expenses, net (Note 10)        1,124         1,112         1,125
                                            --------      --------      --------

(Loss) income from operations                 (1,015)         (562)          110
Equity income of affiliated companies          3,562         2,057        12,716
Interest expense (income), net (Note 9)        1,032          (143)        1,426
                                            --------      --------      --------

Income before income taxes                     1,515         1,638        11,400
Provision for income taxes (Note 12)             944           571         4,049
                                            --------      --------      --------

Net income                                  $    571      $  1,067      $  7,351
                                            ========      ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

FIBERVISIONS PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET


                                                         (Dollars in thousands)
                                                              December 31
                                                           2001          2000
                                                         --------      --------
ASSETS
Current assets
  Cash and cash equivalents                              $     17      $     13
  Miscellaneous accounts receivable                         1,138         1,703
  Receivables from affiliates (Note 3)                      1,672           476
  Inventories (Note 4)                                      1,640         2,053
                                                         --------      --------
   Total current assets                                     4,467         4,245
Property, plant, and equipment, net (Note 7)               34,483        37,640
Investments (Note 5)                                       21,215        18,140
Goodwill (Note 8)                                          39,430        40,534
Deferred charges and other assets                              11             6
                                                         --------      --------
   Total assets                                          $ 99,606      $100,565
                                                         ========      ========

LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
  Accounts payable                                       $  2,707      $  3,278
  Accrued expenses                                             --            54
                                                         --------      --------
   Total current liabilities                                2,707         3,332
Long-term debt - third parties (Note 6)                       250           250
Deferred income taxes (Note 12)                             6,160         6,920
                                                         --------      --------
   Total liabilities                                        9,117        10,502
Commitments and contingencies (Note 14)                        --            --
  Net Hercules Group investment (Note 13)                  90,489        90,063
                                                         --------      --------
  Total liabilities and net Hercules Group investment    $ 99,606      $100,565
                                                         ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

FIBERVISIONS PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (Dollars in thousands)
                                                            Year ended December 31
                                                       2001           2000           1999
                                                     --------       --------       --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                           $    571       $  1,067       $  7,351
Adjustments to reconcile net income to net cash
provided from operations:
 Depreciation                                           3,261          3,128          2,949
 Amortization of goodwill                               1,104          1,104          1,104
 Nonoperating gain on disposals                          --             --               53
 Corporate and other cost allocations                    --             (346)           129
 Deferred income taxes                                   (760)         1,009          4,218
 Affiliates' earnings in excess of dividends           (2,849)        (1,006)       (12,716)
  received
 Accruals and deferrals of cash receipts and
  payments:
  Accounts receivable                                     565           (516)           702
  Receivables from affiliates                          (1,422)        (1,933)          --
  Transfers to/from Hercules Group                       --             (243)         3,504
   Inventories                                            413           (429)          (145)
  Accounts payable and accrued expenses                  (625)          (783)         2,568
  Noncurrent assets and liabilities                        (5)            (6)           312
                                                     --------       --------       --------
     Net cash provided by operations                      253          1,046         10,029
                                                     --------       --------       --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                     (104)        (2,133)        (1,934)
                                                     --------       --------       --------
     Net cash used in investing activities               (104)        (2,133)        (1,934)
                                                     --------       --------       --------
CASH FLOW FROM FINANCING ACTIVITIES:
Transfers to/from Hercules Group                         (145)         1,094         (8,095)
                                                     --------       --------       --------
     Net cash provided by (used in) financing
      activities                                         (145)         1,094         (8,095)
                                                     --------       --------       --------
Net increase in cash and cash equivalents                   4              7           --
Cash and cash equivalents at beginning of year             13              6              6
                                                     --------       --------       --------
Cash and cash equivalents at end of year             $     17       $     13       $      6
                                                     ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for:
 Income taxes, net                                   $    348       $   --         $    353
Noncash financing activities
 Corporate and other cost allocations                    --             (346)           129

The accompanying notes are an integral part of the consolidated financial statements.

FIBERVISIONS PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

   On April 29, 2002, in connection with Hercules' sale of its Water Treatment Business (see Note 17) and the repayment of the Facilities, the stock pledges were released. As a result, based on Hercules' current debt structure, these separate company stand-alone financial statements will not be required for the fiscal year ending December 31, 2002.

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



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries where control exists. Investments in affiliated companies with a greater than 20% and 50% or less ownership interest are accounted for using the equity method of accounting and, accordingly, consolidated income includes the Company's share of income. All intercompany transactions and profits have been eliminated.



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

FIBERVISIONS PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

NET HERCULES GROUP INVESTMENT

    The net Hercules Group investment account reflects the balance of the Company's historical earnings, intercompany amounts, income tax, and other transactions between FiberVisions Products, Inc. and the Hercules Group.

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

FIBERVISIONS PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

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

      Effective January 1, 2002, Hercules adopted the provisions of SFAS 142. Hercules identified the following reporting units: BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Resins. In connection with Hercules' transitional review recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units. In the first quarter 2002, Hercules completed its transitional impairment review of the identified reporting units and recognized an after-tax impairment loss of $368 million as a cumulative effect of a change in accounting principle, of which $87 million related to the FiberVisions reporting unit. As a result of Hercules' adoption of SFAS 142, the Company will no longer record $1.1 of annual amortization relating to existing goodwill and intangibles, as adjusted for the reclassifications just mentioned.

      Goodwill was evaluated for impairment at December 31, 2001 under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Fixed Assets and for Long-Lived Assets to Be Disposed of". Such evaluations indicated that goodwill associated with the business was recoverable from anticipated future undiscounted cash flows. Accordingly, no impairment loss was recorded in the December 31, 2001 financial statements.


    In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe it will have a material effect on its financial statements.

    On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe it will have a material effect on its financial statements.

FIBERVISIONS PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The Company elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses from the Extinguishment of Debt" ("SFAS 4"). The early adoption had no effect on the Company's financial statements.


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

FIBERVISIONS PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.    RECEIVABLES FROM AFFILIATES

    Trade receivables from affiliates, consists of $3,355 thousand and $1,933 thousand due from ES FiberVisions for years then ended December 31, 2001 and 2000, respectively, and net of $1,683 and $1,457 of accumulated losses of unconsolidated companies in excess of investment for years 2001 and 2000, respectively (see Note 5).



4.    INVENTORIES

    The components of inventories are:

                                          (Dollars in thousands)
                                      2001                      2000
                                     ------                    ------
Finished products                    $  420                    $  766
Raw materials                         1,220                     1,254
Work in process                        --                          33
                                     ------                    ------
Total                                $1,640                    $2,053
                                     ======                    ======

5.    INVESTMENTS

    The equity investments in affiliated companies consist of:

                                                     (Dollars in thousands)
                                                 2001                      2000
                                                -------                  -------
Investment in FiberVisions, LP                  $21,215                  $18,140
                                                =======                  =======

    In 1998, Products entered into a 50% joint venture with Fibervisions Inc. Products and FiberVisions Inc. manufacture products for the joint venture, FiberVisions LP, under a manufacturing agreement. Products' share of the net income was $3,090 thousand, $2,463 thousand and $12,716 thousand in 2001, 2000, and 1999, respectively.

    On January 1, 2000 Products and Chisso Polypro Fiber Co., Ltd formed a 50/50 joint venture, ES FiberVisions, combining their bicomponent fibers businesses outside of Japan. While Products has a 50% equity interest, it's share of joint venture operations is 67%. Both parent companies supply fiber to the joint venture under manufacturing agreements. Products manufactures bicomponent fibers for the joint venture at its Varde, Denmark and Athens, Georgia locations. The annual sales of the venture were approximately $55 million and $48 million in fiscal 2001 and 2000, respectively. Products share of net income (loss) was $472 thousand and ($406) thousand in 2001 and 2000, respectively.

    Summarized financial information for the equity affiliates at December 31, and the years then ended is as follows:

FIBERVISIONS PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                            (Dollars in thousands)
                                  2001                2000
                                  ----                ----
Current assets                 $ 26,566            $ 33,023
Non Current assets               22,133               9,335
Current liabilities               6,206               6,476
                                                                         1999
                                                                         ----
Net sales                      $136,703            $164,714            $150,450
Gross profit                      9,309               8,397              27,730
Net earnings                      6,885               4,305              25,432

    The investments are partnerships which require the associated tax benefit or expense to be recorded by the Company.

6.    LONG TERM DEBT - THIRD PARTY

    In December 1996 the Company entered into a long-term lease purchase obligation with The Athens-Clark County Industrial Development Authority to purchase land. The interest rate is fixed at 1% per annum and the due date of the obligation is December 2020. The balance of the obligation was $250 thousand at December 31, 2001 and 2000.

7.    ADDITIONAL BALANCE SHEET DETAIL

                                                     (Dollars in thousands)
                                                     2001               2000
                                                   --------           --------
Property, plant, and equipment
  Land                                             $    430           $    430
  Buildings and equipment                            45,704             45,703
  Construction in progress                            4,785              4,682
                                                   --------           --------
    Total                                            50,919             50,815
Accumulated depreciation and amortization           (16,436)           (13,175)
                                                   --------           --------
Net property, plant, and equipment                 $ 34,483           $ 37,640
                                                   ========           ========

8.    GOODWILL

    At December 31, 2001 and 2000, the goodwill was:

                                                     (Dollars in thousands)
                                                     2001               2000
                                                   --------           --------
Goodwill                                           $ 43,290           $ 43,290
Less accumulated amortization                        (3,860)            (2,756)
                                                   --------           --------
 Net goodwill and other intangible assets          $ 39,430           $ 40,534
                                                   ========           ========

   In July 1998, Hercules Inc. completed the acquisition of 49% share of FiberVisions L.L.C. owned by its joint venture partner, Jacob Holm & Son A/S, for approximately $230 million in cash, plus assumed debt of $188 million. The allocation of the purchase price resulted in $188,051 thousands of goodwill for the FiberVisons group, which is being amortized over its estimated useful life of 40 years. $43,290 thousands of the goodwill was assigned to FiberVisions Products, Inc.

FIBERVISIONS PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.    INTEREST (INCOME) EXPENSE

    Interest costs are summarized as follows:

                                              (Dollars in thousands)
                                       2001            2000            1999
                                      -------         -------         -------
Interest expense                      $ 2,265         $ 2,201         $ 2,311
Interest income                        (1,233)         (2,344)           (885)
                                      -------         -------         -------
Interest (income) expense, net        $ 1,032         $  (143)        $ 1,426
                                      =======         =======         =======

10.   OTHER OPERATING EXPENSES (INCOME), NET

    Other operating expenses (income), net, consists of the following:

                                                  (Dollars in thousands)
                                             2001          2000          1999
                                            ------        ------        ------
Goodwill and intangible amortization        $1,104        $1,104        $1,104
Miscellaneous expense, net                      20             8            21
                                            ------        ------        ------
                                            $1,124        $1,112        $1,125
                                            ======        ======        ======

11.   LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

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

    The Company has an intercompany loan with the Hercules Group in the amount of $37,720 thousand and $34,280 thousand which is included in the net Hercules Group investment balance at December 31, 2001 and 2000, respectively. In 2001 and 2000 interest was charged on the intercompany loans based on the stated rate of 6.5%. The loan is payable upon demand.

    The Company also has an intercompany receivable with the Hercules Group in the amount of $18,926 thousand and $16,258 thousand which is included in the net Hercules Group investment balance at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000 the weighted average interest rate on the intercompany borrowings was 7.6% and 7.4%, respectively.

FIBERVISIONS PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.   INCOME TAXES

    A summary of the components of the tax provision follows:

                                          (Dollars in thousands)
                                   2001           2000            1999
                                  -------        -------         -------
Current (Domestic)                $  --          $  (438)        $  (169)
Deferred (Domestic)                   944          1,009           4,218
                                  -------        -------         -------
Provision for income taxes        $   944        $   571         $ 4,049
                                  =======        =======         =======

    Deferred tax liabilities (assets) at December 31 consist of:

                                              (Dollars in thousands)
                                             2001                2000
                                            -------             -------
Depreciation                                $ 9,302             $ 9,369
                                            -------             -------
Gross deferred tax liabilities                9,302               9,369
                                            -------             -------

Inventory                                   $  --               $  (154)
Accrued expenses                               (226)               (152)
Loss carryforwards                           (2,329)             (1,309)
Amortization                                   (472)               (412)
Other                                          (115)               (422)
                                            -------             -------
Gross deferred tax assets                    (3,142)             (2,449)
                                            -------             -------
     Total deferred income taxes            $ 6,160             $ 6,920
                                            =======             =======

    A reconciliation of the statutory income tax rate to the effective rate follows:

                                      2001            2000             1999
                                      -----           -----            -----
Statutory income tax rate             35.00%          35.00%           35.00%
Rate differential adjustment           --              --               2.46
Goodwill                              25.50           30.00             3.39
State taxes                            1.73            2.30             0.69
Reserves                               --            (30.71)            --
Other                                  0.07           (1.72)           (6.03)
                                      -----           -----            -----
Effective tax rate                    62.30%          34.87%           35.51%
                                      -----           -----            -----

FIBERVISIONS PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.   NET HERCULES GROUP INVESTMENT



    Changes in net Hercules Group investment were as follows:

                                                          (Dollars in thousands)
                                                          ----------------------
Balance at January 1, 1999                                     $ 85,603
Net loss for the year ended December 31, 1999                     7,351
Intercompany transactions, net                                   (4,463)
                                                               --------
Balance at January 1, 2000                                     $ 88,491
Net loss for the year ended December 31, 2000                     1,067
Intercompany transactions, net                                      505
                                                               --------
Balance at December 31, 2000                                     90,063
Net loss for the year ended December 31, 2001                       571
Intercompany transactions, net                                     (145)
                                                               --------
Balance at December 31, 2001                                   $ 90,489
                                                               ========

14.   COMMITMENTS AND CONTINGENCIES

    The Company has operating leases (storage space and data processing equipment) expiring at various dates. Rental expense was $22 thousand, $14 thousand, and $10 thousand in 2001, 2000, and 1999, respectively.

    The net minimum future payments at December 31, 2001 are as follows:

                        (Dollars in thousands)
                        ----------------------
     2002                    $          7
     2003                               2
                             ------------
    Total                    $          9
                             ============

    2004 and thereafter the net minimum future payments are zero.

    The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

15.   PENSION, OTHER POSTRETIREMENT BENEFITS AND OTHER BENEFITS

    The Company participates in a defined benefit pension plan sponsored by Hercules, Inc. ("Hercules") which covers substantially all employees of Hercules in the U.S. Benefits under this plan are based on the average final pay and years of service. Hercules also provides postretirement health care and life insurance benefits to eligible retired employees and their dependents.

    Information on the actuarial present value of the benefit obligation and fair value of the plan assets is not presented as Hercules manages its U.S.employee benefit plans on a consolidated basis and such information is not maintained separately for the U.S employees of the Company. The Company's statement of operation includes an allocation of the costs of the U.S. benefits plans. The pension costs were allocated based on percentage of pensionable wages, for each of the years presented, postretirement benefit costs were allocated using factors derived from the relative net assets and revenues. Net pension expense (income) of Hercules allocated to the Company was ($112) thousand, ($129) thousand, and $0 for the years ended December 31, 2001, 2000, and 1999, respectively.

FIBERVISIONS PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    FiberVisions Products, Inc. maintains a 401(k) savings plan for its full-time employees in North America. Each participant in the plan may elect to contribute 1 % to 15 % of his or her annual salary to the plan subject to statutory limitations. The company matches employee contributions to the plan at the rate of 50% of the first 6% of salary contributed. The Company's matching contribution was $59 thousand, $69 thousand, and $79 thousand for 2001, 2000, and 1999, respectively.



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

    CORPORATE AND OTHER ALLOCATIONS

    As discussed in Note 1, the financial statements of the Company reflect certain allocated support costs incurred by other entities in Hercules group. These costs include executive, legal, accounting, human resources, tax, auditing, cash management, purchasing, safety, information management, health and environmental, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; or a percentage allocation for such services provided based on factors such as revenues, net assets, cost of sales and relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in our statement of operations. In addition, the company allocates certain of it's own costs to other companies in the FiberVisions group of companies. Such allocations and corporate charges totaled ($346) thousand, and $129 thousand in 2000 and 1999, respectively.


    SALES TO HERCULES GROUP


    The Company sells fiber in the normal course of business to the Hercules Group. Company's revenues from sales to the Hercules Group were $25,426 thousand, $33,695 thousand, and $31,013 thousand in 2001, 2000, and 1999, respectively.


    PURCHASES FROM HERCULES GROUP


    The Company purchases supplies in the normal course of business from the Hercules Group. The Company's purchases from Hercules Group were $9 thousand, $7 thousand, and $8 thousand in 2001, 2000, and 1999, respectively.




17.   SUBSEQUENT EVENTS


    On April 29, 2002, Hercules completed the sale of its Water Treatment Business to GE Specialty Materials (GESM). Pursuant to the Stock and Asset Agreement for the transaction, the sale included all of the stock of BetzDearborn Inc.. Hercules used the proceeds from the sale to prepay borrowings under its Senior Credit Facility and ESOP Credit Facility. Pursuant to the prepayment, among other things, the stock pledges were released.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF
HERCULES INCORPORATED
WILMINGTON, DELAWARE

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive (loss) income and of cash flows present fairly, in all material respects, the financial position of Hercules Canada, Inc., a subsidiary of Hercules Incorporated, at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Mississauga, Ontario
January 25, 2002, except for note 2, New accounting pronouncements, and note 10, Subsequent event, which are as of November 8, 2002

HERCULES CANADA, INC.
Statements of Operations and Comprehensive (Loss) Income

--------------------------------------------------------------------------------


                                                                                  (thousands of U.S. dollars)
                                                                                    Year ended December 31,
                                                                              2001                 2000                 1999
                                                                   ----------------     ----------------     ----------------
Equity in income of affiliated company (note 3)                    $          1,726     $          4,003     $          3,221
Interest and debt expense (note 9)                                             (993)              (1,021)                (311)
Interest income (note 9)                                                         34                  136                    -
Other income (expense) - net                                                     82                  (67)                 (17)
                                                                   ----------------     ----------------     ----------------

      Income before income taxes                                                849                3,051                2,893

Provision for income taxes (note 7)                                           1,753                2,281                1,977
                                                                   ----------------     ----------------     ----------------

      Net (loss) income                                                        (904)                 770                  916

Translation adjustments                                                        (408)                (105)                 676
                                                                   ----------------     ----------------     ----------------

      Comprehensive (loss) income                                  $         (1,312)    $            665     $          1,592
                                                                   ================     ================     ================


                  The accompanying accounting policies and notes are an integral part of the financial statements.


HERCULES CANADA, INC.
Balance Sheets

--------------------------------------------------------------------------------


                                                                                               (thousands of U.S. dollars)
                                                                                                       December 31,
                                                                                                 2001                   2000
                                                                                     -----------------      -----------------
ASSETS

Current assets

      Cash and cash equivalents                                                      $             799      $              33
      Income taxes receivable                                                                      959                  1,186
                                                                                     -----------------      -----------------

      Total current assets                                                                       1,758                  1,219

Investment (note 3)                                                                              6,745                 12,010
                                                                                     -----------------      -----------------

      Total assets                                                                   $           8,503      $          13,229
                                                                                     =================      =================
LIABILITIES AND NET HERCULES GROUP INVESTMENT

Current liabilities

      Accrued expenses                                                               $               2      $             341
                                                                                     -----------------      -----------------

      Total current liabilities                                                                      2                    341
                                                                                     -----------------      -----------------

Deferred income taxes (note 7)                                                                     167                  1,174
                                                                                     -----------------      -----------------

      Total liabilities                                                                            169                  1,515
                                                                                     -----------------      -----------------

Contingencies (note 8)                                                                               -                      -

Net Hercules Group investment (note 6)
      Accumulated other comprehensive loss                                                     (10,568)               (10,160)
      Intercompany transactions (note 5)                                                        18,902                 21,874
                                                                                     -----------------      -----------------
      Total net Hercules Group investment                                                        8,334                 11,714
                                                                                     -----------------      -----------------
      Total liabilities and net Hercules Group investment                            $           8,503      $          13,229
                                                                                     =================      =================

     The accompanying accounting policies and notes are an integral part of the financial statements.

HERCULES CANADA, INC.
Statements of Cash Flows

--------------------------------------------------------------------------------


                                                                                  (thousands of U.S. dollars)
                                                                                    Year ended December 31,
                                                                              2001                 2000                  1999
                                                                   ----------------     ---------------      ----------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net (loss) income                                                  $           (904)    $           770      $            916
Adjustments to reconcile net income to net cash provided from operations

           Equity in income (loss) of affiliated company - net
                of withdrawals from partnership equity                        4,798               3,877                (3,221)
           Deferred income taxes                                               (686)                166                   365
Accruals and deferrals of cash receipts and payments
      Income taxes receivable                                                   438                (632)               (2,828)
      Accrued expenses                                                         (339)                293                    48
      Transfer to Hercules Group                                                 83              (1,632)                  (22)
                                                                   ----------------     ---------------      ----------------
      Net cash provided by (used in) operations                               3,390               2,842                (4,742)
                                                                   ----------------     ---------------      ----------------
CASH FLOW FROM FINANCING ACTIVITIES:

Transfers (to) from Hercules Group                                           (2,655)             (1,594)                3,497
(Decrease) increase in bank overdraft                                             -              (1,237)                1,245
                                                                   ----------------     ---------------      ----------------
      Net cash (used in) provided by financing activities                    (2,655)             (2,831)                4,742
                                                                   ----------------     ---------------      ----------------
CASH FLOW FROM INVESTING ACTIVITIES:

Withdrawals from equity in partnership in excess of earnings                      -                  24                     -
                                                                   ----------------     ---------------      ----------------
Effect of exchange rate changes on cash and cash equivalents                     31                  (2)                    -
                                                                   ----------------     ---------------      ----------------
Net increase in cash and cash equivalents                                       766                  33                     -

Cash and cash equivalents - Beginning of year                                    33                   -                     -
                                                                   ----------------     ---------------      ----------------
Cash and cash equivalents - End of year                            $            799     $            33      $              -
                                                                   ================     ===============      ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
      Interest                                                     $          2,396     $           428      $             70
      Income taxes                                                            3,296                 436                  (790)

     The accompanying accounting policies and notes are an integral part of the financial statements.

HERCULES CANADA, INC.
Notes to Financial Statements

--------------------------------------------------------------------------------

1     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      Hercules Canada, Inc. (HCI or the Company) is a holding company, which is a partner in Hercules Canada Partnership (HCP). The majority partner in HCP is BetzDearborn Canada, Inc. (BDCI), which is an affiliated company under common control of Hercules Incorporated (Hercules). HCI is owned 100% by Hercules.

      Historically, separate company stand-alone financial statements were not prepared for HCI. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the Facilities). The Facilities, as amended, were secured by liens on Hercules' property and assets (and those of Hercules' Canadian subsidiaries, including HCI), a pledge of the stock and partnership and member interests of substantially all of Hercules' U.S. subsidiaries and 65% of the stock of non-U.S.A. subsidiaries directly owned by Hercules, including HCI, and a pledge of Hercules' U.S.A. intercompany indebtedness. These financial statements present the financial information on HCI, a collateral party to the Hercules debt, based on Hercules' understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

      On April 29, 2002, in connection with Hercules' sale of its Water Treatment Business (note 10) and the repayment of the Facilities, the stock pledges were released. As a result, based on Hercules' current debt structure, these separate company stand-alone financial statements will not be required for the fiscal year ending December 31, 2002.

      As a result of the global Hercules acquisition of BetzDearborn Inc. on October 15, 1998, Hercules initiated a global process of internal reorganization, for which the Company entered into an agreement with BDCI to transfer its business to a newly created partnership, Hercules Canada Partnership. The Company has a 28.09% share of future profits from the partnership. Since this reorganization is under the common control of Hercules, the transactions have been accounted for in a manner similar to a pooling of interest.

2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

HERCULES CANADA, INC.
Notes to Financial Statements

--------------------------------------------------------------------------------

      CASH AND CASH EQUIVALENTS

      Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

      FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

      The accompanying financial statements are reported in U.S. dollars. The Canadian dollar is the functional currency for HCI. The translation of the functional currency into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheets dates, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive (loss) income, a component of net Hercules Group investment.

      Transactions in foreign currency are recorded at the exchange rate prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in the functional currency at the exchange rates in effect at the balance sheets dates. Revenues, costs and expenses are recorded using average exchange rates prevailing during the reporting periods. Gains or losses resulting from foreign currency transactions are included in the statements of operations.

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

HERCULES CANADA, INC.
Notes to Financial Statements

--------------------------------------------------------------------------------

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe it will have a material effect on its financial statements.

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe it will have a material effect on its financial statements.

3     INVESTMENT

      The investment in HCP is accounted for on the equity basis. As this investment is a partnership, the associated tax benefit or expense is recorded by its parent companies. The amount of retained earnings in the Company that represents undistributed earnings of HCP is $nil (2000 - $nil). During 2001, the Company received a distribution of $6,524 thousand (2000 - $7,904 thousand).

      Summarized financial information for this equity affiliate at December 31 and for the years then ended is as follows:


                                                                                  (thousands of U.S. dollars)
                                                                              2001                 2000                 1999
           Current assets                                          $         43,449     $         42,361
           Non-current assets                                               286,249              315,770
                                                                   ----------------     ----------------
           Total assets                                            $        329,698     $        358,131
                                                                   ================     ================
           Current liabilities                                     $         38,286     $         34,418
                                                                   ================     ================

           Net sales                                               $        149,824     $        178,512     $        165,866
           Gross profit                                                      62,882               70,700               71,238
           Net earnings                                                       6,151               14,251               11,467

HERCULES CANADA, INC.
Notes to Financial Statements

--------------------------------------------------------------------------------

4     BANK OVERDRAFT

      Bank borrowings represent primarily overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period.

      At December 31, 2001, HCI had $3,131 thousand (2000 - $3,309 thousand) of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Weighted average interest rates on short-term borrowings at December 31, 2001 and 2000 were nil%. All lines of credit are payable in Canadian funds.

5     INTERCOMPANY NOTE PAYABLE AND OTHER FINANCING ARRANGEMENTS

      HCI has an intercompany loan with the Hercules Group in the amount of $12,522 thousand and $15,882 thousand, which is included in the net Hercules Group investment balance as of December 31, 2001 and 2000, respectively. The loan is denominated in Canadian dollars, is due on demand and bears interest at 10%.

6     NET HERCULES GROUP INVESTMENT

      Changes in net parent investment were as follows:


                                                                                    (thousands of U.S.
                                                                                         dollars)
           Balance - January 1, 1999                                                 $          10,774
                Net income                                                                         916
                Other comprehensive income                                                         676
                Intercompany transactions - net                                                  1,754
                                                                                     -----------------
           Balance - January 1, 2000                                                            14,120
                Net income                                                                         770
                Other comprehensive loss                                                          (105)
                Intercompany transactions - net                                                 (3,071)
                                                                                     -----------------
           Balance - December 31, 2000                                                          11,714
                Net loss                                                                          (904)
                Other comprehensive loss                                                          (408)
                Intercompany transactions - net                                                 (2,068)
                                                                                     -----------------
           Balance - December 31, 2001                                               $           8,334
                                                                                     =================

      The Company includes accumulated comprehensive income or loss in net Hercules Group investment. At December 31, 2001 and 2000, accumulated other comprehensive loss included a cumulative loss of $10,568 thousand and a cumulative loss of $10,160 thousand, respectively, of foreign currency translation adjustments.

HERCULES CANADA, INC.
Notes to Financial Statements

--------------------------------------------------------------------------------

7     INCOME TAXES

      A summary of the components of the tax provision follows:


                                                                                  (thousands of U.S. dollars)
                                                                                    Year ended December 31,
                                                                              2001                 2000                 1999
                                                                   ----------------     ---------------      ----------------
           Current                                                 $          2,439     $         2,115      $          1,612
           Deferred                                                            (686)                166                   365
                                                                   ----------------     ---------------      ----------------
           Provision for income taxes                              $          1,753     $         2,281      $          1,977
                                                                   ================     ===============      ================

      The deferred tax liability at December 31 is comprised of:


                                                                                           (thousands of U.S. dollars)
                                                                                                 2001                   2000
                                                                                     -----------------     -----------------
           Accrued expenses of HCP                                                   $             502     $              35
                                                                                     -----------------     -----------------
           Gross deferred tax assets                                                               502                    35
                                                                                     -----------------     -----------------
           Depreciation of HCP                                                                     279                   574
           Prepaid pension and post-retirement benefits of HCP                                     390                   622
           Other                                                                                     -                    13
                                                                                     -----------------     -----------------
           Gross deferred tax liabilities                                                          669                 1,209
                                                                                     -----------------     -----------------
           Total deferred income tax liability                                       $             167     $           1,174
                                                                                     =================     =================

      A reconciliation of the statutory income tax rate to the effective rate is as follows:


                                                                              2001                 2000                 1999
                                                                             ------               -----                  -----
           Statutory income tax rate                                          40.62%              40.14%                40.54%
           Goodwill amortization of HCP                                      105.41               30.12                 28.47
           Non-deductible expenses                                             6.51                2.37                  2.69
           Other                                                              53.93                2.13                 (3.36)
                                                                             ------               -----                  -----
           Effective tax rate                                                206.47%              74.76%                 68.34%
                                                                             ======               =====                  =====

8     CONTINGENCIES

      The Company, currently and from time to time, is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

HERCULES CANADA, INC.
Notes to Financial Statements

--------------------------------------------------------------------------------

9     RELATED PARTY TRANSACTIONS

      In the year 2001, HCI incurred interest expense of $993 thousand (2000 - $1,021 thousand; 1999 - $311 thousand) on its intercompany loan with the Hercules Group. In 2001, HCI also earned interest income of $34 thousand (2000 - $136 thousand; 1999 - $nil) on its note receivable with the Hercules Group.

10    SUBSEQUENT EVENT

      On April 29, 2002, Hercules completed the sale of its Water Treatment Business to GE Specialty Materials. Pursuant to the Stock and Asset Agreement for the transaction, the sale included all of the stock of BetzDearborn and the partnership interest of the Company. Hercules used the proceeds from the sale to prepay borrowings under its Senior Credit Facility and ESOP Credit Facility. Pursuant to the prepayment, among other things, the stock pledges were released.

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Hercules Incorporated
Wilmington, Delaware

In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income and cash flows present fairly, in all material respects, the financial position of Hercules Chemicals (Taiwan) Co., Limited, a subsidiary of Hercules Incorporated, at November 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers
Taipei, Taiwan, Republic of China
November 13, 2002

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                  STATEMENTS OF INCOME and COMPREHENSIVE INCOME


                                                                       (Dollars in thousands)
                                                           2001                 2000                 1999
                                                         --------             --------             --------
SALES TO THIRD PARTIES                                   $ 27,727             $ 27,467             $ 22,605
SALES TO HERCULES GROUP                                     2,402                2,373                1,199
                                                         --------             --------             --------
                                                           30,129               29,840               23,804
COST OF SALES                                             (15,822)             (15,801)             (13,565)
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES              (7,468)              (8,235)              (7,734)
GOODWILL AMORTIZATION                                        (358)                (419)                (405)
ROYALTY EXPENSE                                            (1,886)              (1,852)              (1,286)
                                                         --------             --------             --------
PROFIT FROM OPERATIONS                                      4,595                3,533                  814
OTHER EXPENSE, NET (NOTE 8)                                   (10)                (286)                (184)
                                                         --------             --------             --------
INCOME BEFORE INCOME TAXES                                  4,585                3,247                  630
PROVISION FOR INCOME TAXES (NOTE 10)                         (913)                (949)                (215)
                                                         --------             --------             --------
NET INCOME                                                  3,672                2,298                  415
TRANSLATION ADJUSTMENTS, NET OF TAX                          (703)              (1,051)                 565
                                                         --------             --------             --------
COMPREHENSIVE INCOME                                     $  2,969             $  1,247             $    980
                                                         ========             ========             ========

    The accompanying notes are an integral part of the financial statements.

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                                  BALANCE SHEET

                                                                   (Dollars in thousand)
                                                                         November 30,
                                                                  2001                2000
                                                               --------             --------
ASSETS
Current Assets
   Cash and cash equivalents                                   $    983             $    466
   Notes receivable                                                 532                1,038
   Accounts receivable, net (Note 3)                              5,987                5,400
   Inventories (Note 4)                                           2,747                3,600
   Deferred income taxes (Note 10)                                  702                  448
   Other current assets                                             439                  451
                                                               --------             --------
       Total current assets                                      11,390               11,403
Property, plant and equipment, net (Note 5)                       5,717                3,088
Goodwill, net (Note 12)                                          13,720               14,926
Deferred income taxes (Note 10)                                     453                  425
Deferred charges                                                    286                2,733
Other assets                                                      2,832                2,809
                                                               --------             --------
TOTAL ASSETS                                                   $ 34,398             $ 35,384
                                                               ========             ========

LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current Liabilities

   Short term debt and borrowings (Note 6)                     $   --               $  2,923
   Accounts payable                                               1,358                1,099
   Accrued expenses (Note 7)                                      1,395                3,252
   Other current liabilities                                        986                  784
                                                               --------             --------
       Total current liabilities                                  3,739                8,058
                                                               --------             --------
Total liabilities                                                 3,739                8,058
                                                               --------             --------
Commitment and contingencies (Note 13)                             --                   --
Net Hercules Group Investment (Note 16)
   Accumulated other comprehensive income                        (1,517)                (814)
   Intercompany transactions, net                                32,176               28,140
                                                               --------             --------
      Net Hercules Group Investment                              30,659               27,326
                                                               --------             --------
TOTAL LIABILITIES AND NET HERCULES GROUP INVESTMENT            $ 34,398             $ 35,384
                                                               ========             ========

    The accompanying notes are an integral part of the financial statements.

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED.
                            STATEMENTS OF CASH FLOWS

                                                                                 (Dollars in thousands)
                                                                                Year Ended November 30,
                                                                       2001                2000                 1999
                                                                    -------             -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 3,672             $ 2,298             $   415
   Adjustments to reconcile net income to
     net cash provided from operations
      Depreciation                                                      624                 536                 440
      Amortization                                                      358                 419                 433
      Provision for bad debts                                            53                 118                  14
      (Gain)loss on disposal of fixed assets                            (25)                (47)                 31
      Corporate and other cost allocations                            1,303                 941               1,241
   Accruals and deferrals of cash receipts and payments:
      Notes receivable                                                  464                   7                (137)
      Accounts receivable                                            (1,110)                112              (1,430)
      Inventories                                                       710                (925)               (354)
      Prepaid pension expense                                          --                   124                 160
      Other current assets                                               (6)                 82                 (19)
      Deferred tax assets                                                21                (200)                392
      Accounts payable                                                  (57)               --                   223
      Accrued expense                                                (1,693)                578                (103)
      Other current liabilities                                         232                 662                  35
      Other liabilities                                                --                  --                  (482)
      Transfers to/from Hercules Group                                 (236)               (177)                (76)
                                                                    -------             -------             -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             4,310               4,528                 783
                                                                    -------             -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditure                                                 (976)               (397)               (589)
   Proceeds from disposal of fixed assets                                87                 165                 186
   Deposit                                                             (273)                 (6)                 52
   Goodwill Adjustment                                                  270                --                  --
   Deferred charges                                                      26              (2,408)                (43)
                                                                    -------             -------             -------
NET CASH USED IN INVESTING ACTIVITIES                                  (866)             (2,646)               (394)
                                                                    -------             -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of short-term notes                          --                   704               3,931
   Repayment of short-term notes loan                                  (638)             (4,060)               (273)
   Increase in commercial paper payable                              (2,166)              1,280                (753)
   Transfers to/from Hercules Group                                    --                  --                (3,888)
                                                                    -------             -------             -------
NET CASH USED IN FINANCING ACTIVITIES                                (2,804)             (2,076)               (983)
                                                                    -------             -------             -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (123)                364                 (61)
                                                                    -------             -------             -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    517                 170                (655)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          466                 296                 951
                                                                    -------             -------             -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $   983             $   466             $   296
                                                                    =======             =======             =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID DURING THE YEAR FOR:

   Interests                                                        $    78             $   238             $   203
   Income tax, net                                                    1,272                 266                 173
  NON CASH INVESTING AND FINANCING ACTIVITIES

   Corporate and other cost allocations                             $ 1,303             $   941             $ 1,241
   Reversal of restructuring reserve, net of tax                        270                --                  --


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

      On April 29, 2002, in connection with Hercules' sale of its Water Treatment Business (see Note 17) and the repayment of the Facilities, the stock pledges were released. As a result, based on Hercules' current debt structure, these separate company stand-alone financial statements will not be required for the fiscal year ending November 30, 2002.

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

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS

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

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS

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

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS

      Property and depreciation

      Property, plant and equipment are stated at cost and depreciated using straight-line method. The estimated useful lives of depreciable assets are as follows: building and improvement - 5 to 30 years; machinery and equipment - 5 to 15 years; other equipment - 3 to 15 years.

      Maintenance, repairs and minor renewals are charged to income; major renewals and betterments are capitalized. Upon normal retirement or replacement, the net book value of property (less proceeds of sale or salvage) is expensed.

      Goodwill

      Goodwill is amortized on a straight-line basis over 40 years, the estimated future period to be benefited. Pursuant to Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Asset," ("SFAS 142"), beginning January 1, 2002, goodwill will not be amortized but will be tested for impairment annually and any necessary adjustment will be charged to expense. Intangible assets with finite lives will be amortized over their useful lives.

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

      Deferred Charges

      Deferred charges include construction-in-progress costs primarily consisting of fixed assets not yet placed in use. Once the projects are completed, the assets are reclassified to property, plant and equipment and are depreciated there in accordance with the Company's policy. Generally, these assets are held in deferred charges for no longer than one year.

      Revenue recognition

      The Company recognizes revenue when the earning process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with the terms of the agreement, title and risk of loss have been transferred, collectibility is probable, and pricing is

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS

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

      Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS

      principally of cash and cash equivalent, notes receivable and accounts receivable. The cash and cash equivalents are deposited with various well-known domestic and foreign financial institutions. Therefore, the concentration risk is limited. Concentrations of credit risk with respect to notes receivable and accounts receivable are limited due to the Company's large number of customers and their dispersion across many different industries and locations.

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

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS

      Effective January 1, 2002 Hercules adopted the provisions of SFAS 142. Hercules identified the following reporting units: BetzDearborn, Pulp and Paper, Aqualon and FiberVisions. In connection with Hercules' transitional review, recorded goodwill was determined to be impaired in the BetzDearborn reporting unit. In the first quarter 2002, Hercules completed its transitional impairment review of the identified reporting units and recognized an after tax impairment loss of $368 million as a cumulative effect of a change in accounting principle. As a result of Hercules' adoption of SFAS 142, the Company will no longer record $358 thousand of annual amortization relating to existing goodwill and intangibles.

      Goodwill related to the BetzDearborn business was evaluated for impairment at November 30, 2001 under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". Such evaluation indicated that goodwill associated with the business was recoverable from anticipated future undiscounted cash flows. Accordingly, no impairment loss was recorded in the November 30, 2001 financial statements.

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

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The Company has elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses from the Extinguishment of Debt" ("SFAS 4"). The early adoption of SFAS 145 had no effect on the Company's financial statements.

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS


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

      Reclassifications

      Certain accounts presented in the year ended November 30, 2000 financial statements have been reclassified to conform with presentation adopted for the year ended November 30, 2001.

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS

3.    ACCOUNTS RECEIVABLE, NET

      The accounts receivable, net, consists of:


                                                     (Dollars in thousands)
                                                   2001                2000
                                                  -------             -------
Trade                                             $ 6,192             $ 5,567
Less: Allowance for doubtful accounts                (205)               (167)
                                                  -------             -------
Total                                             $ 5,987             $ 5,400
                                                  =======             =======

4.    INVENTORIES

      The components of inventories are:

                                       (Dollars in thousands)
                                        2001              2000
                                      ------            ------
Finished goods                        $  884            $1,396
Raw materials and supplies             1,434             1,564
Goods in transit                         429               640
                                      ------            ------
Total                                 $2,747            $3,600
                                      ======            ======

5.    PROPERTY, PLANT, AND EQUIPMENT

                                             (Dollars in thousands)
                                            2001                 2000
                                          --------             --------
Buildings and improvements                $  2,714             $  1,271
Machinery and equipment                      6,652                5,208
Other equipment                                697                  841
                                          --------             --------
                                            10,063                7,320
Less: Accumulated depreciation              (4,346)              (4,232)
                                          --------             --------
Total                                     $  5,717             $  3,088
                                          ========             ========

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS

       Depreciation expense for the years ended November 30, 2001, 2000 and 1999 amounted to $624 thousand, $536 thousand and $440 thousand, respectively.

6.    SHORT TERM DEBT

      At November 30, 2000, the Company has an outstanding balance of $665 thousand on advances on the Company's $6.5 million revolving bank facility. The facility, guaranteed by Hercules, bears floating interest rates ranging from 6.61% to 12% during 2000.

      Commercial papers-short term, which are guaranteed by CitiBank and Hong Kong Shanghai Bank bearing an interest rate of 5% at November 30, 2000, are as follows:

                                       (Dollars in thousands)
                                        2001               2000
                                      ------            -------
Commercial papers payable             $ --              $ 2,267
Less: unamortized discount              --                   (9)
                                      ------            -------
Total                                 $ --              $ 2,258
                                      ======            =======

       The Company paid off all of its short-term debt during 2001.

7.    ACCRUED EXPENSES

                                           (Dollars in thousands)
                                           2001              2000
                                         ------            ------
Other accrued expenses                   $  493            $1,010
Payroll and employee benefits               693             1,199
Restructuring reserves                      195               593
Accrued royalty expenses                     14               450
                                         ------            ------
Total                                    $1,395            $3,252
                                         ======            ======

8.    OTHER EXPENSES, NET

      Other income (expenses), net consist of the following:

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                         NOTES TO FINANCIAL STATEMENTS


                                           (Dollars in thousands)
                                    2001              2000              1999
                                   -----             -----             -----
Interest expense                   ($ 75)            ($256)            ($202)
Foreign exchange gain                 66                11                 2
Interest income                        3                 9                10
Other (expenses) income               (4)              (50)                6
                                   -----             -----             -----
Total                              ($ 10)            ($286)            ($184)
                                   =====             =====             =====

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS


9.    RETIREMENT BENEFITS

      The Company has a non-contributory defined benefit plan covering all of its employees in ROC. The Company funds the plan through trust arrangements where the assets of the fund are held separately from the employer. The level of funding is in line with local practice and in accordance with the local tax and supervisory requirements. The following table lists benefit obligations, plan assets, and funded status of the plans:

                                                       (Dollars in thousands)
                                                       2001                 2000
                                                    -------              -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at December 1                    $ 2,665              $ 2,854
Service cost                                            298                  289
Interest cost                                           148                  157
Benefits paid                                          (621)                (489)
Actuarial loss                                          675                 --
Translation adjustments                                (115)                (146)
                                                    -------              -------
Benefit obligation at November 30                   $ 3,050              $ 2,665
                                                    =======              =======

CHANGE IN PLAN ASSETS

Fair value of plan assets at December 1             $ 2,069              $ 2,381
Actual return on plan assets                            101                  144
Company contributions                                   217                  122
Benefits paid                                          (621)                (464)
Translation adjustments                                 (76)                (114)
                                                    -------              -------
Fair value of plan assets at November 30            $ 1,690              $ 2,069
                                                    =======              =======


                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS

Funded status of the plan                           ($1,360)             ($  596)
Unrecognized net loss                                   667                  540
Unrecognized net transition obligation                  488                 --
                                                    -------              -------
Accrued benefit cost                                ($  205)             ($   55)
                                                    =======              =======

ASSUMPTIONS AS OF NOVEMBER 30

Weighted-average discount rate                            5%                   6%
Expected return on plan assets                            5%                   6%
Rate of compensation increase                             5%                   6%


                                                                   (Dollars in thousands)
COMPONENTS OF NET PERIOD PENSION COST                     2001              2000              1999
                                                         -----             -----             -----
Service cost                                             $ 298             $ 289             $ 245
Interest cost                                              148               157               143
Expected return on plan assets                            (105)             (144)             (109)
Amortization of net loss                                  --                --                  22
Amortization of transition obligation (asset)               31                34               (16)
                                                         -----             -----             -----
Benefit cost                                             $ 372             $ 336             $ 285
                                                         =====             =====             =====

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS

10.   INCOME TAXES

A summary of the components of the tax provision is as follows:

                                              (Dollars in thousands)
                                       2001              2000             1999
                                      -----             -----            -----
Current                               $ 980             $ 807            $  11
Deferred                                (67)              142              204
                                      -----             -----            -----
Provision for income taxes            $ 913             $ 949            $ 215
                                      =====             =====            =====

      Deferred tax assets consist of the following:

                                             (Dollars in thousands)
                                              2001            2000
                                              ----            ----
Current items:
  Unrealized expenses                         $ 62            $151
  Unrealized foreign exchange loss             598             269
  Allowance for doubtful accounts               42              28
                                              ----            ----
                                              $702            $448
                                              ====            ====
Non-current items:
  Depreciation                                $388            $333
  Deferred pension cost                         65              92
                                              ----            ----
                                              $453            $425
                                              ====            ====

A reconciliation of the ROC statutory income tax rate to the effective rate is as follows:

                                                  2001             2000             1999
                                                  ----             ----             ----
Statutory income tax rate                           32%              32%              32%
Non-deductible amortization of goodwill              1%               1%               5%
Overaccrual for prior year's income tax             (2%)            --               --

Non-deductible meals and entertainment             --                 1%               8%
Investment tax credit                              (13%)            --                (5%)
Other                                                2%              (5%)             (6%)
                                                   ---              ---              ---
Effective tax rate                                  20%              29%              34%
                                                   ===              ===              ===

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS

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

CORPORATE AND OTHER ALLOCATIONS

As discussed in Note 1, the financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules Group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, research and development overhead, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as revenues, net assets, costs of sales or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in our statement of operations. Such allocations and corporate charges totaled $1,303 thousand, $941 thousand, and $1,241 thousand in 2001, 2000, and 1999, respectively.

ROYALTY EXPENSES

The Company has an intellectual property license agreement with Hercules under which the Company agreed to pay royalties on a basis rested on certain percentages of the net sales of licensed products. The agreement expires in December 2004. Royalty expenses were $1,886 thousand, $1,852 thousand and $1,286 thousand for the years ended November 30, 2001, 2000 and 1999,

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                         NOTES TO FINANCIAL STATEMENTS

      respectively.

      SALES TO AFFILIATES

      The Company sells paper and water treatment chemicals in the normal course of business to affiliated companies. Company's revenues from sales to affiliated companies were $2,402 thousand, $2,373 thousand and $1,199 thousand in 2001, 2000 and 1999, respectively.

      PURCHASES FROM AFFILIATES

      The Company purchases raw materials and resale products for paper and water treatment chemicals in the normal course of business to affiliated companies. Company's expenses from purchases from affiliated companies were $6,407 thousand, $8,338 thousand and $5,557 thousand in 2001, 2000 and 1999, respectively.

12.   GOODWILL

      Goodwill relates to the Hercules' 1998 purchase of BDTL. At November 30, 2001 and 2000, goodwill was $13,720 thousand and $14,926 thousand, respectively, (net of accumulated amortization of $1,206 thousand and $890 thousand, respectively). The amortization period for goodwill is 40 years. A reconciliation of activities with related to goodwill is as follows:

                                                  (Dollars in thousands)
                                               2001                 2000
                                             --------             --------
Balance at beginning of year                 $ 14,926             $ 16,167
Amortization                                     (358)                (419)
Reversal of restructuring reserve,
  net of tax                                     (270)                --
Translation adjustment                           (578)                (822)
                                             --------             --------
Balance at end of year                       $ 13,720             $ 14,926
                                             ========             ========


13.   COMMITMENTS AND CONTINGENCIES

      LEASES

      The Company has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $486 thousand in 2001, $307 thousand in 2000, and $230 thousand in 1999.

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS

     At November 30, 2001, minimum rental payments under noncancelable leases aggregated $146 thousand, which will be paid in 2002.

14.   RESTRUCTURING

Pursuant to the plans in place to merge the operations of BDTL with the Company and to rationalize the support infrastructure and other existing operations, 22 employees (21 related to the 1998 BDTL acquisition) were terminated and one facility was closed during 2000. Cash payments during 2000 amounted to $375 thousands for severance benefits and $15 thousands for other exit costs. In 1998, the Company incurred restructuring liabilities of $1,347 thousands in connection with the acquisition of BDTL (see Note 1). These liabilities included charges of $723 thousands for employee termination benefits and $624 thousands for exit costs related to facility closures. The restructuring liability was charged to goodwill as part of the purchase price allocation related to the acquisition of BDTL. During the second and third quarter 2001, Hercules completed a global assessment of remaining expenditures for the 1998 BetzDearborn plan. As a result, the estimate for severance was lowered by $344 thousand with an offsetting reduction to goodwill and deferred taxes assets of $270 thousand and $74 thousand, respectively.

Severance benefits payments are based on years of service and generally continue for 3 months to 24 months subsequent to termination. We expect to substantially complete remaining actions under the plans in 2001. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                              (Dollars in thousands)
                                              2001              2000
                                             -----             -----
Balance at beginning of year                 $ 569             $ 983
Cash payments                                  (30)             (390)
Reversal of restructuring reserve             (344)             --
                                             -----             -----
Balance at end of year                       $ 195             $ 593
                                             =====             =====

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS

15.   STOCK COMPENSATION

The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 189,704 at December 31, 2001, and 491,488 and 926,689 at December 31, 2000 and 1999,
respectively.

At December 31, 2001, under Hercules' incentive compensation plans, 1,265,493 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2001, 2000 and 1999, respectively.

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS

Below is a summary of outstanding stock option grants under the incentive compensation plans during 1999, 2000 and 2001:

                                        Regular
                             ------------------------------
                             Number of      Weighted-average
                             Shares            price
                             ------------------------
December 31, 1998             6,600            $40.38
Granted                       7,650            $37.74
Exercised                      --                --
Forfeited                      --                --
                             ------------------------
December 31, 1999            14,250            $38.96
Granted                        --                --
Exercised                      --                --
Forfeited                      --                --
                             ------------------------
December 31, 2000            14,250            $38.96
Granted                        --                --
Exercised                      --                --
Forfeited                      --                --
                             ------------------------
December 31, 2001            14,250            $38.96


There were no performance-accelerated stock options granted or outstanding during 1999, 2000 and 2001.

The weighted-average fair value of regular stock options granted during 1999, 2000 and 2001 was $8.26, $0 and $0, respectively.

Following is a summary of regular stock options exercisable at December 31, 1999, 2000, and 2001, and their respective weighted-average share prices:


                                  Number of            Weighted-average
Options Exercisable                 Shares               exercise price
-----------------------------------------------------------------------
December 31, 1999                     5,000                   $39.97
December 31, 2000                     9,520                   $39.42
December 31, 2001                    12,720                   $39.11




Following is a summary of stock options outstanding at December 31, 2001:

                                              Outstanding Options                               Exercisable Options
                          ----------------------------------------------------------  ----------------------------------------
                               Number         Weighted-average       Weighted-             Number           Weighted-
                           Outstanding at        Remaining            average          Exercisable at        average
Exercise Price Range         12/31/2001       Contractual Life    exercise price         12/31/2001       exercise price
--------------------      ----------------------------------------------------------  ----------------------------------------
Regular Stock Options
$30 - $40                        13,550             6.58              $38.50                12,020             $38.60
$40 - $50                           700             6.35              $47.81                   700             $47.81
                          --------------                                               -------------
                                 14,250                                                     12,720
                          --------------                                               -------------


The Company employees may also participate in the Hercules Employee Stock Purchase Plan ("ESSP"). The ESSP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS

may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, there are no shares of Hercules common stock registered for offer and sale under the plan. Shares issued at December 31, 2001 and 2000, were 1,758,081 and 1,597,861, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

The following weighted-average assumptions would be used in estimating fair value for 2001, 2000 and 1999:


                                                                   Performance              Employee Stock
Assumption                                      Regular Plan     Accelerated Plan           Purchase Plan
----------                                      ------------     ----------------           -------------
Dividend yield                                      0.96%                 3.83%                    0.0%
Risk-free interest rate                             5.80%                 5.57%                    4.86%
Expected life                                     7.1 yrs.                5 yrs.                  3 mos.
Expected volatility                                33.36%                 29.78%                  49.11%


The Company's net income and earnings per share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                               (Dollars in thousands)
                        2001             2000             1999
                        ----             ----             ----
Net income
  As reported          $3,672              $2,298            $  415
  Pro forma            $3,659              $2,277            $  395

                    HERCULES CHEMICALS (TAIWAN) CO., LIMITED
                          NOTES TO FINANCIAL STATEMENTS

16.   NET HERCULES GROUP INVESTMENT

      Changes in Net Hercules Group Investment were as follows:

                                                          (Dollars in thousands)
Balance, December 1, 1998                                        27,027
    Net income                                                      415
    Other comprehensive income, (net of tax of $182)                547
    Intercompany transaction, net                                (2,723)
                                                                -------
Balance, November 30, 1999                                       25,266
    Net income                                                    2,298
    Other comprehensive income, (net of tax of $334)             (1,002)
    Intercompany transaction, net                                   764
                                                                -------
Balance, November 30, 2000                                       27,326
    Net income                                                    2,969
    Other comprehensive income, (net of tax of $326)               (703)
    Intercompany transaction, net                                 1,067
                                                                -------
Balance, November 30, 2001                                     $ 30,659
                                                                =======

      The Company includes accumulated other comprehensive income in net parent investment. At November 30, 2001 and 2000, accumulated other comprehensive income consisted of foreign currency translation adjustments only.

17.   SUBSEQUENT EVENTS NOTE

      On April 29, 2002, Hercules completed the sale of its Water Treatment Business to GE Specialty Materials (GESM). Pursuant to the Stock and Asset Agreement ("SAPA") for the transaction, the sale was executed using the stock of BetzDearborn, Inc and all of the assets, liabilities, and/or equity interests relating to the Water Treatment Business. Pursuant to the SAPA, the Company sold its Water Treatment Business assets to GESM. Hercules used the proceeds from the sale to repay borrowings under its Senior Credit Facility.

                                                               November 15, 2002
--------------------------------------------------------------------------------



                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF
HERCULES INCORPORATED
WILMINGTON, DELAWARE



    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of Hercules Credit, Inc., a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 13, 2002

HERCULES CREDIT, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                              (Dollars in thousands)
                                                              Year Ended December 31,
                                                        2001            2000            1999
                                                      ---------       ---------       ---------
Sales to third parties                                $ 255,285       $ 274,775       $ 295,473
Sales to Hercules Group                                  49,359          63,033          62,657
                                                      ---------       ---------       ---------
                                                        304,644         337,808         358,130

Cost of sales third parties                             204,127         227,272         250,066
Selling, general, and administrative expenses            51,529          50,599          57,745
Research and development                                 12,708          11,780          12,078
Goodwill and intangible asset amortization                1,014           1,014           1,014
Other operating (income) expenses, net (Note 12)         (2,129)         22,259           3,554
                                                      ---------       ---------       ---------
Profit from operations                                   37,395          24,884          33,673
Equity Income in affiliated companies                     9,088           9,423           7,358
Interest and debt expense                                   (58)           (417)           (547)
Other income (expense), net                               2,617           1,468            (903)
                                                      ---------       ---------       ---------
Income before income taxes and minority interest      $  49,042       $  35,358       $  39,581
Provision for income taxes (Note 13)                     19,985          14,241          15,707
                                                      ---------       ---------       ---------
Income before minority interest                       $  29,057       $  21,117       $  23,874
Minority interest                                          (243)           (164)           (215)
                                                      ---------       ---------       ---------

Net income                                            $  28,814       $  20,953       $  23,659
                                                      =========       =========       =========

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES CREDIT, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                         (Dollars in thousands)
                                                              December 31,
                                                            2001         2000
                                                          --------     --------
ASSETS
Current assets
 Cash and cash equivalents                                $  5,683     $  2,592
 Accounts receivable, net (Note 3)                          30,924       35,743
 Notes receivable (Note 4)                                      --        3,600
 Inventories (Note 5)                                       39,340       45,409
 Other current assets                                        4,204        4,691
                                                          --------     --------
  Total current assets                                      80,151       92,035
                                                          --------     --------
Property, plant, and equipment, net (Note 7)                94,722       92,229
Notes receivable (Note 4)                                    3,000        3,000
Investments (Note 8)                                        98,499       93,046
Goodwill and other intangible assets, net (Note 9)          27,536       28,550
Deferred charges and other assets                            3,140        5,382
                                                          --------     --------
  Total assets                                            $307,048     $314,242
                                                          ========     ========

LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
 Accounts payable                                         $ 14,354     $ 17,724
 Taxes Payable                                              39,824       33,660
 Accrued expenses (Note 7)                                  26,844       25,590
                                                          --------     --------
  Total current liabilities                                 81,022       76,974
Deferred income taxes (Note 13)                              8,957        7,720
Pension and other postretirement benefits (Note 11)             --          110
Environmental and other liabilities                         26,661       32,863
                                                          --------     --------
  Total liabilities                                        116,640      117,667

Commitments and contingencies (Note 16)                         --           --

Minority Interest                                            4,044        3,800

Net Hercules Group Investment (Note 14)
 Net Hercules Group Investment                             186,364      192,775
                                                          --------     --------
  Total Net Hercules Group Investment                      186,364      192,775
                                                          --------     --------
  Total liabilities and Net Hercules Group Investment     $307,048     $314,242
                                                          ========     ========

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES CREDIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    (Dollars in thousands)
                                                                    Year Ended December 31,
                                                               2001          2000          1999
                                                             --------      --------      --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                   $ 28,814      $ 20,953      $ 23,659
Adjustments to reconcile net income to net cash provided
from operations:
 Depreciation                                                   9,236         9,861        11,131
 Amortization                                                   1,014         1,014         1,014
 Loss on disposal (Note 15)                                        --         6,854         6,500
 Loss on impairment of fixed assets (Note 12)                      --            --         2,000
 Deferred Income Taxes                                          1,237         1,659        (7,906)
 Minority Loss                                                    243           164           215
 Corporate and other cost allocations                          19,296        17,569        25,148
 Affiliates' earnings in excess of dividends
  received                                                     (9,088)       (9,423)       (7,358)
 Accruals and deferrals of cash receipts and
  payments:
 Accounts receivable and other assets                           8,905        10,103         4,523
 Inventories                                                    6,069         7,084         5,112
 Accounts payable and accrued expenses                          7,661       (16,324)          258
 Environmental and other assets and liabilities                (4,084)         (827)        2,410
                                                             --------      --------      --------
  Net cash provided by operations                              69,303        48,687        66,706
                                                             --------      --------      --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                          (11,729)       (9,437)      (12,133)
Investment in affiliate                                            38          (179)          254
                                                             --------      --------      --------
  Net cash used in investing activities                       (11,691)       (9,616)      (11,879)
                                                             --------      --------      --------
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of debt                                                            (1,650)           --
Transfers to Hercules Group                                   (54,521)      (36,762)      (57,115)
                                                             --------      --------      --------
  Net cash used in financing activities                       (54,521)      (38,412)      (57,115)
                                                             --------      --------      --------
Net increase (decrease) in cash and cash                        3,091           659        (2,288)
 equivalents
Cash and cash equivalents at beginning of year                  2,592         1,933         4,221
                                                             --------      --------      --------
Cash and cash equivalents at end of year                     $  5,683      $  2,592      $  1,933
                                                             ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest paid                                                    58      $    417      $    547
  Income taxes paid                                          $ 12,583      $ 23,614      $ 22,697
 Noncash financing activities
  Issuance of note receivable                                   3,000         6,600            --
  Corporate and other cost allocations                         19,296        17,569        25,148

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES CREDIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

    On April 29, 2002, in connection with Hercules' sale of its Water Treatment Business (see Note 18) and the repayment of the Facilities, the stock pledges were released. As a result, based on Hercules' current debt structure, these separate company stand-alone financial statements will not be required for the fiscal year ending December 31, 2002.

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



    2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Credit and its' subsidiary, Aqualon. All intercompany transactions and profits have been eliminated. Investments in affiliated companies with a greater than 20% and less than 50% ownership interest are accounted for using the equity method of accounting and, accordingly, consolidated income includes Hercules Credit's share of their income.

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

ENVIRONMENTAL EXPENDITURES

   Environmental expenditures that pertain to current operations or future revenues are expensed or capitalized according to Credit's capitalization policy, which is to charge repairs and maintenance to earnings and capitalize replacements or betterments. Expenditures for remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and can be reasonably estimated.

HERCULES CREDIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

COMPUTER SOFTWARE COSTS

    Effective January 1, 1999, Credit adopted the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Our prior accounting was generally consistent with the requirements of SOP 98-1and, accordingly, adoption of SOP 98-1 had no material effect. Computer software costs are being amortized over a period of 5 to 10 years.

HERCULES CREDIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board Opinion ("SPB") No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) require that unamortized negative goodwill be written off immediately as extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), based on fair value (as opposed to cost recovery using future undiscounted cash flows),
(3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

    Effective January 1, 2002 Hercules adopted the provisions of SFAS 142. Hercules identified the following reporting units: BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Resins. In connection with Hercules' transitional review recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units. In the first quarter 2002, Hercules completed its transitional impairment review of the identified reporting units and recognized an after-tax impairment loss of $368 million as a cumulative effect of a change in accounting principle. As a result of Hercules' adoption of SFAS 142, the Company will no longer record $1.0 million of annual amortization relating to existing goodwill and intangibles, as adjusted for the reclassifications just mentioned.

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

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company has elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses for the Extinguishment of Debt" ("SFAS" 4"). The early adoption had no effect on the Company's financial statements.

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

HERCULES CREDIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    3. ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net, consists of:

                                                      (Dollars in thousands)
                                                     2001                2000
                                                   --------            --------
    Trade                                          $ 31,365            $ 36,413
    Less allowance for doubtful accounts               (441)               (670)
                                                   --------            --------
    Total                                          $ 30,924            $ 35,743
                                                   ========            ========

    4. NOTE RECEIVABLE

    Notes receivable as of December 31, 2001, consists of an unsecured demand note to Greentree Chemical Technologies, Inc. (Greentree) for $3,000 thousand, due June 30, 2005. The note carried an interest rate of 13.5% until May 1, 2001; thereafter, the interest rate is equal to Prime +7.5% for the remaining duration of the note. Notes receivable as of December 31, 2000, consist of a $6,600 thousand 30-day demand note from Greentree, related to the divestiture of the Nitrocellulose business in June 2000. On January 8, 2001, Aqualon received $3,600 thousand in cash from Greentree and issued the unsecured demand note to Greentree for $3,000 thousand, due June 30, 2005.



    5. INVENTORIES

    The components of inventories are:

                                                   (Dollars in thousands)
                                                2001                     2000
                                               -------                  -------
    Finished products                          $22,480                  $27,754
    Raw material and supplies                   14,280                   15,613
    Work in process                              2,580                    2,042
                                               -------                  -------
    Total                                      $39,340                  $45,409
                                               =======                  =======

    6. LONG-TERM INCENTIVE COMPENSATION PLANS

    The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

    In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 189,704 at December 31, 2001, and 491,488 and 926,689 at December 31, 2000 and
1999, respectively.

    At December 31, 2001, under Hercules' incentive compensation plans, 1,265,493 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

HERCULES CREDIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

    The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2001, 2000 and 1999, respectively.

    Below is a summary of outstanding stock option grants under the incentive compensation plans during 1999, 2000 and 2001:

                                            Regular                          Performance-Accelerated
                                  ----------------------------             ---------------------------
                                 Number of       Weighted-average        Number of       Weighted-average
                                  Shares               price               Shares              price
                                  -------             --------             -------            --------
    December 31, 1998             337,405             $  39.48             136,645            $  46.56
    Granted                        71,875             $  37.73              69,980            $  37.58
    Exercised                      (1,050)            $  16.21                --                  --
    Forfeited                      (3,910)            $  39.50                --                  --
                                  -------             --------             -------            --------
    December 31, 1999             404,320             $  39.23             206,625            $  43.52
    Granted                       129,800             $  17.20                --                  --
    Exercised                        --                   --                  --                  --
    Forfeited                     (39,250)            $  39.50                --                  --
                                  -------             --------             -------            --------
    December 31, 2000             494,870             $  33.43             206,625            $  43.52
    Granted                       131,925             $  14.22                --                  --
    Exercised                        --                   --                  --                  --
    Forfeited                     (40,710)            $  39.56                --                  --
                                  -------             --------             -------            --------
    December 31, 2001             586,085             $  28.01             206,625            $  43.52

The weighted-average fair value of regular stock options granted during 1999, 2000 and 2001 was $8.26, $8.85 and $5.69, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999, 2000 and 2001 was $8.01, $0 and $0, respectively.

    Following is a summary of regular stock options exercisable at December 31, 1999, 2000, and 2001, and their respective weighted-average share prices:

                              Number of  Weighted-average
Options Exercisable            Shares     exercise price
-------------------            ------     --------------
                 1999          224,230        $40.49
                 2000          293,370        $39.20
                 2001          368,975        $35.01

    There were no performance-accelerated stock options exercisable at December 31, 1999, 2000 and 2001.

    Following is a summary of stock options outstanding at December 31, 2001:

                                                        Outstanding Options                           Exercisable Options
                                      ----------------------------------------------------     ---------------------------------
                                          Number         Weighted-average     Weighted-            Number            Weighted-
                                      Outstanding at         Remaining         average         Exercisable at         average
    Exercise Price Range                12/31/2001        Contractual Life  exercise price        12/31/2001      exercise price
                                      ------------------------------------------------------------------------------------------
    Regular Stock Options
        $11 - $20                         261,725               8.90         $     14.22             64,690        $     16.58
        $20-$30                            76,475               6.67         $     25.56             76,475        $     25.56
        $30-$40                           135,515               6.33         $     38.68            122,940        $     38.77
        $40-$50                            84,120               5.73         $     47.26             84,120        $     47.26
        $50-$60                            28,250               4.56         $     54.01             20,750        $     55.39
                                          -------                                                   -------
                                          586,085                                                   368,975
                                          -------                                                   -------

    Performance-Accelerated
    Stock Options
        $14-$40                           104,655               6.69         $     38.16               --                 --
        $40-$50                            81,270               5.70         $     47.40               --                 --
        $50-$61                            20,700               4.18         $     55.40               --                 --
                                          -------                                                   -------
                                          206,625                                                      --
                                          -------                                                   -------

    The Company currently expects that 100% of performance-accelerated stock options will eventually vest.

    The Company's employees may also participate in the Hercules Employee Stock Purchase Plan ("ESSP"). The ESSP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year.

HERCULES CREDIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, there are no shares of Hercules common stock registered for offer and sale under the plan. Shares issued at December 31, 2001 and 2000, were 1,758,081 and 1,597,861, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

    Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

    The following weighted-average assumptions would be used in estimating fair value for 1999, 2000 and 2001:

                                                  Performance      Employee
                                    Regular       Accelerated       Stock
        Assumption                   Plan            Plan        Purchase Plan
        ----------                   ----            ----        -------------
    Dividend yield                    0.96%           3.83%            0.0%
    Risk-free interest rate           5.80%           5.57%           4.86%
    Expected life                   7.1 yrs.         5 yrs.          3 mos.
    Expected volatility              33.36%          29.78%          49.11%

    The Company's net income and earnings per share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                                       (Dollars in thousands)
                            2001               2000               1999
                           -------            -------            -------
Net income
    As reported            $28,814            $20,953            $23,659
    Pro forma              $28,043            $19,328            $22,110

    7. ADDITIONAL BALANCE SHEET DETAIL

                                                       (Dollars in thousands)
                                                        2001            2000
                                                      --------        --------
Property, plant, and equipment
     Land                                             $    527        $    527
     Buildings and equipment                           371,173         365,202
     Construction in progress                           16,185          11,909
                                                      --------        --------
      Total                                            387,885         377,638
     Accumulated depreciation and amortization         293,163         285,409
                                                      --------        --------
     Net property, plant, and equipment               $ 94,722        $ 92,229
                                                      ========        ========

    Accrued expenses
     Payroll and employee benefits                    $  5,416        $  4,685
     Nitrocellulose inventory disposal cost              5,917           6,478
      reserve
     Current environmental reserve                       5,222           4,686
     Restructuring reserve (Note 10)                     1,762
     Other                                               8,527           9,741
                                                      --------        --------
       Total                                          $ 26,844        $ 25,590
                                                      ========        ========

    8. INVESTMENTS

    Summarized financial information for Hercules Finance Company, at December 31, 2001 and 2000 and the three years then ended is as follows:

HERCULES CREDIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                             2001         2000
                                           --------     --------
    Assets                                   --         $     55
    Net Hercules Group Investment            --               55

                                             2001         2000         1999
                                           --------     --------     --------
    Interest income                        $    110     $  1,235     $  1,274
    Interest income from Hercules Group      47,952       48,011       38,582
    Corporate and other cost
    allocations                              (2,621)      (2,132)      (3,067)
    Other expense                              --           --           --
    Net income                               45,441       47,114       36,789

    9. GOODWILL

    Goodwill relates to Hercules' 1989 purchase of Henkel's portion of ownership in Aqualon. At December 31, 2001 and December 31, 2000, goodwill was $27,536 thousand and $28,550 thousand, respectively, (net of accumulated amortization of $13,008 thousand and $11,994 thousand respectively). Through December 31, 2001, the goodwill was being amortized over 40 years.



    10. RESTRUCTURING

    In 2001 and 2000, Hercules Credit incurred $6,000 thousand and $1,662 thousand, respectively, in other operating expenses related to employee severance benefits for workforce reductions at Parlin, NJ, Louisiana, MO, and Hopewell, VA, manufacturing sites and Wilmington, DE headquarters in business support functions.

    During 2001, management authorized and committed to a plan to reduce the workforce as part of the comprehensive cost reduction and work process redesign program. Under this plan, 97 employees have left or will leave Hercules Credit, of which 74 employees were terminated pursuant to this plan through December 31, 2001.

    The 2000 restructuring costs are related to workforce reductions in the Hercules Credit manufacturing cost reduction plan. The total number of employee terminations relating to the 2000 plan is 35, and the actions under the 2000 plan are complete.

    Severance benefits were paid in accordance with Hercules' standard severance pay plan. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                          (Dollars in thousands)
                                                             2001        2000
                                                            -------     -------
    Balance at beginning of year                            $  --       $  --
    Additional termination benefits and other exit costs      6,000       1,662

    Cash payments                                            (4,238)     (1,662)
                                                            -------     -------
    Balance at end of year                                  $ 1,762     $  --
                                                            =======     =======

    11. PENSION AND OTHER POSTRETIREMENT BENEFITS

    Credit participates in a defined benefit pension plan sponsored by Hercules, which covers substantially all employees of Hercules in the U.S. Benefits under this plan are based on the average final pay and years of service. Hercules also provides post-retirement health care and life insurance benefits to eligible retired employees and their dependents.

    Information on the actuarial present value of the benefit obligation and fair value of the plan assets is not presented as Hercules manages its U.S. employee benefit plans on a consolidated basis and such information is not maintained

HERCULES CREDIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

separately for the U.S. employees of the Company. The Company's statement of operations includes an allocation of the costs of the U.S. benefits plans. The pension costs were allocated based on percentage of pensionable wages, for each of the years presented, post-retirement benefit costs were allocated using factors derived from the relative net assets and revenues. Net pension income of Hercules allocated to the Company was $1,719 thousand, $3,367 thousand, and $3,810 thousand for the years ended December 31, 2001, 2000 and 1999, respectively, and post-retirement benefit expense was $2,125 thousand, $2,462 thousand, and $1,774 thousand for the years ended December 31, 2001, 2000 and 1999, respectively.

    12. OTHER OPERATING EXPENSES, NET

    Other operating expenses, net, consists of the following:

                                                (Dollars in thousands)
                                            2001         2000         1999
                                          --------     --------     --------
    Loss on disposal of Nitrocellulose    $   --       $ 25,241     $  6,500
    Asset impairments                         --           --          2,000
    Environmental charges                    2,344        2,617        3,020
    Restructuring charges                    6,000        1,662          446
    Royalties received                     (10,473)      (7,613)      (8,474)
    Other                                     --            352           62
                                          --------     --------     --------
      Total                               $ (2,129)    $ 22,259     $  3,554
                                          ========     ========     ========

      In 1999, the remaining Nitrocellulose fixed assets at Parlin, NJ were deemed to be impaired.

HERCULES CREDIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    13. INCOME TAXES

    The domestic components of income before taxes are presented below:

                                   (Dollars in thousands)
                        2001               2000               1999
                       -------            -------            -------
    Domestic           $49,042            $35,358            $39,581
                       -------            -------            -------
                       $49,042            $35,358            $39,581
                       =======            =======            =======

    A summary of the components of the tax provision follows:

                                              (Dollars in thousands)
                                        2001            2000            1999
                                      --------        --------        --------
    Currently
    Payable
         Domestic                     $ 18,747        $ 12,583        $ 23,612
    Deferred
         Domestic                        1,238           1,658          (7,905)
                                      --------        --------        --------
    Provision for income taxes        $ 19,985        $ 14,241        $ 15,707
                                      ========        ========        ========

    Deferred tax liabilities (assets) at December 31 consists of:

                                                 (Dollars in thousands)
                                                2001                 2000
                                              --------             --------
    Amortization                                  --                      7
    Partnership Interest                        11,040               12,151
    Other                                         --                    704
                                              --------             --------
    Gross deferred tax liabilities            $ 11,040             $ 12,862
                                              --------             --------

    Depreciation                              $   (238)            $   (217)
    Deemed rent                                   --                   (425)
    Lease liability                             (1,471)              (4,500)
    Other                                         (374)                --
                                              --------             --------
    Gross deferred tax assets                   (2,083)              (5,142)
                                              --------             --------
                                              $  8,957             $  7,720
                                              ========             ========

      A reconciliation of the statutory tax rate to the effective tax rate follows:

                                      2000           1999           1998
                                      -----          -----          -----
    Statutory income tax rate         35.00%         35.00%         35.00%
    State Taxes                        5.00%          5.00%          5.00%
                                      -----          -----          -----
                                         40%            40%            40%
                                      =====          =====          =====

HERCULES CREDIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    14.   NET HERCULES GROUP INVESTMENT

    Changes in net Hercules Group investment were as follows:

                                                (Dollars in thousands)
                                                ----------------------
    Balance, January 1, 1999                           $ 199,323
     Net income                                           23,659
     Intercompany transactions, net                      (31,967)
                                                       ---------
    Balance, December 31, 1999                           191,015
     Net income                                           20,953
     Intercompany transactions, net                      (19,193)
                                                       ---------
    Balance, December 31, 2000                           192,775
     Net income                                           28,814
     Intercompany transactions, net                      (35,224)
                                                       ---------
    Balance, December 31, 2001                         $ 186,364
                                                       =========

    15.   DIVESTITURES

    In June 2000, the Company divested its Nitrocellulose operation at Parlin, NJ to Greentree Chemical Technologies, Inc. As a result of the transaction, the Company received a $6,600 thousand note (see note 4) and recorded a one-time pre-tax loss of $25,241 thousand, primarily for employee termination benefits, inventory transfer and disposal, environmental liabilities, and other miscellaneous expenses, of which $20,316 thousand has been expended. The Company terminated approximately 100 employees associated with the Nitrocellulose operation at Parlin, NJ, which resulted in severance payments of $4 million. Nitrocellulose revenues were $23,503 thousand and $58,526 thousand, in 2000 and 1999, respectively.

    16.   COMMITMENTS AND CONTINGENCIES

Leases

    The Company has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $3,993 thousand in 2001, $3,240 thousand in 2000, and $3,446 thousand in 1999.

    At December 31, 2001, minimum rental payments under noncancelable leases aggregated $10,962 thousand. The net minimum payments over the next five years are $2,448 thousand in 2002, $2,287 thousand in 2003, $2,106 thousand in 2004, $2,067 thousand in 2005, and $2,054 thousand in 2006.

Litigation

    The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of Credit's management, none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position and results of operations of Credit.

Environmental

   The Company has established accruals for the estimated cost of environmental remediation and/or cleanup at various sites. The estimated range of the reasonable possible share of costs for investigation and cleanup is between $25 million and $42 million. The actual costs will depend upon numerous factors, including the number of parties found to be responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; the outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the number of years of remedial activity required, which could range from 0 to 30 years. As of December 31, 2001, the accrued liability of $25 million for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. Credit estimates that these liabilities will be paid over the next five years. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other potentially responsible parties. The Company is unaware of any unasserted

HERCULES CREDIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

claims and has not reflected them in the reserve. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of the Company.

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

    Corporate and other cost allocations: As discussed in Note 1, the financial statements of The Company reflect certain allocated support costs incurred by other entities in Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, research & development overhead, investor relations and other corporate services. Allocations and charges included in Credit's financial statements were based on either a direct cost pass-through for items directly identified as related to Credit's activities; a percentage allocation for such services provided based on factors such as revenues, net assets, costs of sales or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in our statement of operations. . Such allocations and corporate charges totaled $19,296 thousand, $17,569 thousand, and $25,148 thousand in 2001, 2000 and 1999, respectively.

    Royalties: Credit entered into a license agreement in respect of the use of manufacturing formulations and specifications by affiliated companies which are developed and owned by the Company. The Company received royalties in respect of this agreement of $10,473 thousand, $7,613 thousand, and $8,474 thousand in 2001, 2000 and 1999, respectively. The royalties are included as reductions to other operating expenses in the financial statements.

    Purchases from affiliates: The Company purchases a broad range of products in the normal course of business from affiliated companies. Credit's purchases from affiliated companies were $21,391 thousand, $23,457 thousand, and $23,598 thousand in 2001, 2000 and 1999, respectively.

    18.   SUBSEQUENT EVENTS

    On April 29, 2002, Hercules completed the sales of its Water Treatment Business to GE Specialty Materials (GESM). Pursuant to the Stock and Asset Purchase Agreement for the transaction, the sale included the stock of BetzDearborn Inc. and certain specified assets and liabilities. Hercules used the proceeds from the sale to prepay borrowings under its Facilities. Pursuant to the prepayment, among other things, the Company's stock, which had been pledged as collateral to the Facilities, was released.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF
HERCULES INCORPORATED
WILMINGTON, DELAWARE

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Hercules GB Holdings Limited, a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers Accountants N.V.
Amsterdam, The Netherlands
November 12, 2002

HERCULES GB HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                (Dollars in thousands)
                                                                Year Ended December 31,
                                                          2001           2000           1999
                                                       ----------     ----------     ----------
Sales to third parties                                 $  101,514     $  123,301     $  136,056
Sales to Hercules Group                                    18,932         23,072         22,334
                                                       ----------     ----------     ----------
                                                          120,446        146,373        158,390

Cost of sales                                              69,811         85,980         92,200
Selling, general, and administrative expenses              31,982         35,332         38,493
Research and development                                       43            574          1,778
Goodwill and intangible asset amortization                  4,099          4,608          4,875
Other operating expenses, net (Note 12)                    15,603          6,248          5,361
                                                       ----------     ----------     ----------
(Loss) profit from operations                              (1,092)        13,631         15,683
Interest and debt expense (Note 13)                        (9,752)       (12,107)        (5,376)
Other income, net (Note 14)                                   560             97            565
                                                       ----------     ----------     ----------
(Loss) income before income taxes                         (10,284)         1,621         10,872
Provision for income taxes (Note 16)                         (781)        (1,960)        (4,817)
                                                       ----------     ----------     ----------
Net (loss) income                                      $  (11,065)    $     (339)    $    6,055

Additional minimum pension liability, net of
  tax of $(6,327)                                         (14,762)            --             --
Foreign currency translation, net of tax of $0
  for each year                                             1,196         (2,534)        (8,724)
                                                       ----------     ----------     ----------
Comprehensive loss                                     $  (24,631)    $   (2,873)    $   (2,669)
                                                       ==========     ==========     ==========

   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES GB HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS

                                                             (Dollars in thousands)
                                                                   December 31,
                                                               2001           2000
                                                            ----------     ----------
ASSETS
Current assets
  Cash and cash equivalents                                 $      590     $    1,057
  Accounts receivable, net (Note 3)                             28,603         34,146
  Inventories (Note 4)                                           5,334          8,312
  Deferred income taxes (Note 16)                                  644             --
                                                            ----------     ----------
    Total current assets                                        35,171         43,515
Property, plant, and equipment, net (Note 8)                    24,512         29,687
Goodwill and other intangible assets, net (Note 9)             121,252        139,157
Deferred income taxes (Note 16)                                  3,217             --
Prepaid pension (Note 11)                                        9,935          7,785
Deferred charges and other assets                                3,037          1,723
                                                            ----------     ----------
    Total assets                                            $  197,124     $  221,867
                                                            ==========     ==========

LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
  Accounts payable                                          $   12,595     $   14,588
  Short-term debt (Note 5)                                          --          4,469
  Accrued expenses (Note 8)                                      9,323          7,266
                                                            ----------     ----------
    Total current liabilities                                   21,918         26,323
Deferred income taxes (Note 16)                                     --          4,831
Pension (Note 11)                                               22,139             --
                                                            ----------     ----------
    Total liabilities                                           44,057         31,154
                                                            ----------     ----------
Commitments and contingencies (Note 17)                             --             --

Net Hercules Group Investment (Note 15)
    Accumulated other comprehensive income                     (19,954)        (6,388)
    Intercompany transactions                                  173,021        197,101
                                                            ----------     ----------
    Net Hercules Group Investment                              153,067        190,713
                                                            ----------     ----------
    Total liabilities and Net Hercules Group Investment     $  197,124     $  221,867
                                                            ==========     ==========

   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES GB HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       December 31
                                                                  (Dollars in thousands)

                                                             2001          2000          1999
                                                             ----          ----          ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss) Income                                          $(11,065)     $   (339)     $  6,055
Adjustments to reconcile net (loss) income to net cash
provided from operations:
  Depreciation of property, plant and equipment               3,294         3,431         2,921
  Amortization of goodwill and other intangible assets        4,099         4,608         4,875
  Restructuring plans                                         1,919           319          (357)
  Loss on disposals of property, plant
  and equipment                                                 981           214           307
  Nonoperating loss on sale of investment                     7,194            --            --
  Movement on deferred tax provision                           (898)          410         1,615
  Corporate cost allocations                                  1,802         1,917         3,593
  Prepaid pension expense and other deferred charges         (3,602)       (1,753)         (888)
Accruals and deferrals of cash receipts and payments:

  Accounts receivable                                         5,182        (1,194)        1,235
  Transfers from (to) Hercules Group                          7,770       (11,064)       (4,665)
  Inventories                                                 2,384         3,861          (403)
  Accounts payable and accrued expenses                       3,958        (1,443)       (3,951)
                                                           --------      --------      --------
    Net cash provided by (used in) operations                23,018        (1,033)       10,337
                                                           --------      --------      --------

CASH FLOW FROM INVESTING ACTIVITIES:

Capital expenditures, net of proceeds from sale                (219)       (2,562)       (4,747)
                                                           --------      --------      --------
    Net cash used in investing activities                      (219)       (2,562)       (4,747)
                                                           --------      --------      --------

CASH FLOW FROM FINANCING ACTIVITIES:

Transfers to Hercules Group                                 (18,795)       (1,067)       (8,855)
New loan proceeds                                                --         4,571           254
Loan repayments                                              (4,468)         (190)           --
                                                           --------      --------      --------
    Net cash (used in) provided by financing
      activities                                            (23,263)        3,314        (8,601)
                                                           --------      --------      --------
Effect of exchange rate changes on cash                          (3)         (107)         (159)
                                                           --------      --------      --------
Net decrease in cash and cash equivalents                      (467)         (388)       (3,170)
Cash and cash equivalents at beginning of year                1,057         1,445         4,615
                                                           --------      --------      --------
Cash and cash equivalents at end of year                   $    590      $  1,057      $  1,445
                                                           --------      --------      --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
    Income Taxes                                           $  1,136      $  1,550      $  6,911
    Interest                                               $  3,127      $  4,982      $  7,830

NON CASH FINANCING ACTIVITIES

Corporate cost allocations                                 $  1,802      $  1,917      $  3,593

HERCULES GB HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      BetzDearborn Limited became a subsidiary of the Company following the acquisition by Hercules on 15th October, 1998, of all of the outstanding shares of BetzDearborn Inc. (formerly the ultimate parent company of BetzDearborn Limited). Hercules paid $2,235 million in cash and $186 million in common stock exchanged for the shares held by the BetzDearborn ESOP Trust. The purchase price allocated to the Company and its subsidiaries was approximately $123 million. During 1999, Hercules completed the purchase price allocation and the final determination of goodwill was $2,170 million of which the amount attributable to the Company was approximately $146 million. These financial statements include the push down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant and equipment and their related amortization and depreciation adjustments.

      Hercules GB Holdings Limited was set up in June 1999 to be the principal holding company for Hercules entities based in UK. This was a result of several internal reorganization transactions during 1999 and 2000, that were initiated after the acquisition of BetzDearborn Inc. The reorganization included the Company acquiring nearly all of the existing UK based subsidiaries from other Hercules group of companies. As these reorganization transactions were under the common control of Hercules, they have been accounted for at book value and have been consolidated in a manner similar to a pooling of interests.

      Prior to the 2000 fiscal year, separate company stand alone financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock and partnership and member interests of substantially all of Hercules' domestic subsidiaries and 65% of the stock of foreign subsidiaries directly owned by Hercules, including the Company, and a pledge of Hercules' domestic intercompany indebtedness. These financial statements present the financial information on the Company, a collateral party to the Hercules debt, based on the Hercules' understanding of Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

      On April 29, 2002, in connection with Hercules' sale of its Water Treatment Business (see Note 19) and the repayment of the Facilities, the stock pledges were released. As a result, based on Hercules' current debt structure, these separate company stand-alone financial statements will not be required for the fiscal year ending December 31, 2002.

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

      2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Hercules GB Holdings Limited and its wholly owned subsidiaries. Following the acquisition of BetzDearborn, the company continued BetzDearborn's practice of using a November 30 fiscal year-end for certain former BetzDearborn non-U.S. subsidiaries to expedite the year-end closing process. All intercompany transactions and profits have been eliminated.

USE OF ESTIMATES

      Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

HERCULES GB HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

PROPERTY AND DEPRECIATION

      Property, plant, and equipment are stated at cost. Asset values are depreciated over estimated useful lives on the straight-line method of depreciation. The estimated useful lives of depreciable assets are as follows: buildings - 30 years; plant, machinery and equipment - 15 years; other machinery and equipment - 3 to 15 years; computer software - 10 years.

      Maintenance, repairs, and minor renewals are charged to income; major renewals and improvements are capitalized. Upon normal retirement or replacement, the net book value of property (less proceeds of sale or salvage) is expensed.

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

HERCULES GB HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

      The accompanying consolidated financial statements are reported in U.S. dollars. The pound sterling is the functional currency for the Company and its subsidiaries. The translation of the functional currencies into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheet date, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income (loss), a separate component of Net Hercules Group Investment.

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

DERIVATIVE INSTRUMENTS AND HEDGING

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company has not designated any derivative as a hedge instrument and accordingly, changes in fair value of derivatives are recorded each period in earnings. The adoption of SFAS 133 did not result in a pre-tax or post-tax cumulative-effect-type adjustment to income and did not result in a change to other comprehensive income (loss).

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

HERCULES GB HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

NET HERCULES GROUP INVESTMENT

      The Net Hercules Group Investment reflects the balance of the Company's historical earnings, inter-company amounts, foreign currency translation and other transactions between the Company and the Hercules Group

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) require that unamortized negative goodwill be written off immediately as extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), based on fair value (as opposed to cost recovery using future undiscounted cash flows),
(3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      Effective January 1, 2002 Hercules adopted the provisions of SFAS 142. Hercules identified the following reporting units: BetzDearborn and Pulp and Paper, Aqualon and FiberVisions. In connection with Hercules' transitional review, recorded goodwill was determined to be impaired in the BetzDearborn reporting unit. In the first quarter 2002, Hercules completed its transitional impairment review of the identified reporting units and recognized an after tax impairment loss of $368 million as a cumulative effect of a change in accounting principle. As a result of Hercules' adoption of SFAS 142, the Company will no longer record approximately $4 million of annual amortization relating to existing goodwill and intangibles.

      Goodwill related to the BetzDearborn business was evaluated for impairment at December 31, 2001 under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Fixed Assets and for Long-Lived Assets to Be Disposed of". Such evaluation indicated that goodwill associated with the business was recoverable from anticipated future undiscounted cash flows. Accordingly, no impairment loss was recorded in the December 31, 2001 financial statements.

      In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe it will have a material effect on its financial statements.

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe it will have a material effect on its financial statements.

HERCULES GB HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The Company elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses from the Extinguishment of Debt" ("SFAS 4"). The early adoption of SFAS 145 had no effect on the Company's financial statements.

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

3.    ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of:

                                                          (Dollars in thousands)
                                                             2001           2000
                                                             ----           ----
Trade                                                    $ 28,607       $ 32,519
Other                                                       2,204          3,863
                                                         --------       --------
                                                           30,811         36,382
Less allowance for doubtful accounts                     $ (2,208)      $ (2,236)
                                                         --------       --------
  Total                                                  $ 28,603       $ 34,146
                                                         ========       ========

      There are no single receivables which constitute more than 10% of the total.

4.    INVENTORIES

The components of inventories are:

                                                          (Dollars in thousands)
                                                             2001           2000
                                                             ----           ----
Finished products                                        $  3,027      $   4,904
Materials, supplies, and work in process                    2,307          3,408
                                                         --------      ---------
  Total                                                  $  5,334      $   8,312
                                                         ========      =========

5.    SHORT-TERM DEBT

      Short-term third party debt at December 31, 2000, consists of bank borrowings primarily representing overdraft facilities and short-term lines of credit, in the United Kingdom, which are generally payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period. There was no third party debt outstanding at December 31, 2001.

      At December 31, 2001, the Company and its subsidiaries had $1,413 thousand of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Weighted-average interest rates on short-term borrowings at December 31, 2001 and 2000, were 7.5% and 6.5%, respectively.

HERCULES GB HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

      Hercules manages the Company's cash and indebtedness. The majority of the cash provided by or used by the Company is provided through this consolidated cash and debt management system. As a result, the amount of cash or debt historically related to the Company is not determinable. For purposes of the Company's historical financial statements all of the Company's positive or negative cash flows have been treated as cash transferred to or from the Hercules Group.

      The Company has a number of intercompany loans with the Hercules Group in the amounts of $126,330 thousand and $145,393 thousand, which are included in the Net Hercules Group Investment balance as of December 31, 2001 and 2000, respectively.

      Interest rates on these loans are detailed below:

                                                          (Dollars in  thousands)
             Interest rate                                  2001          2000
             -------------                                  ----          ----
Variable LIBOR plus 0.55%                                 $ 90,075      $ 92,519
Variable LIBOR plus 0.75%                                   36,255        47,666
Variable LIBOR plus 1.00%                                                  5,138
Fixed 10%                                                       --            70
                                                          --------      --------
                                                          $126,330      $145,393
                                                          ========      ========

      LIBOR is the London Inter-Bank Offer Rate.

      All long-term debt with the Hercules Group has maturity dates after 2005.

      The basis of valuation of long-term debt is the present value of expected cash flows related to existing borrowings discounted at rates currently available to the company for long-term borrowings with similar terms and remaining maturities.

Fair Values

      The following table presents the carrying amounts and fair values of the company's financial instruments at December 31, 2001 and 2000:

                                               (Dollars in thousands)
                                            2001                    2000
                                    --------------------    --------------------
                                    Carrying      Fair      Carrying      Fair
                                     Amount       Value      Amount       Value
                                    --------    --------    --------    --------
Long-term debt                      $126,330    $126,330    $145,393    $145,393

7.    LONG-TERM INCENTIVE COMPENSATION PLANS

      The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

      In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 189,704 at December 31, 2001, and 491,488 and 926,689 at December 31, 2000 and
1999, respectively.

      At December 31, 2001, under Hercules' incentive compensation plans, 1,265,493 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated

HERCULES GB HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

      Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

      The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2001, 2000 and 1999, respectively.

      Below is a summary of outstanding stock option grants under the incentive compensation plans during 1999, 2000 and 2001:

                                                           Regular
                                               ---------------------------------
                                                 Number of      Weighted-average
                                                   Shares            price
                                               ---------------------------------
December 31, 1998                                    17,750     $          40.27
Granted                                              22,550     $          37.75
Exercised                                                --                   --
Forfeited                                                --                   --
                                               ---------------------------------
December 31, 1999                                    40,300     $          38.86
Granted                                                  --                   --
Exercised                                                --                   --
Forfeited                                                --                   --
                                               ---------------------------------
December 31, 2000                                    40,300     $          38.86
Granted                                                  --                   --
Exercised                                                --                   --
Forfeited                                            (3,800)    $          37.80
                                               ---------------------------------
December 31, 2001                                    36,500     $          38.97

      There were no performance-accelerated stock options granted or outstanding during 1999, 2000 and 2001.

      The weighted-average fair value of regular stock options granted during 1999, 2000 and 2001 was $8.26, $0 and $0, respectively.

      Following is a summary of regular stock options exercisable at December 31, 1999, 2000 and 2001, and their respective weighted-average share prices:

                                                 Number of      Weighted-average
Options Exercisable                                Shares            price
--------------------------------------------------------------------------------
December 31, 1999                                     13,540    $          39.91
December 31, 2000                                     26,440    $          39.32
December 31, 2001                                     32,730    $          39.11

      Following is a summary of stock options outstanding at December 31, 2001:

                                            Outstanding Options                             Exercisable Options
                           -----------------------------------------------------     ---------------------------------
                               Number        Weighted-average        Weighted-           Number            Weighted-
                           Outstanding at        Remaining            average        Exercisable at         average
Exercise Price Range         12/31/2001      Contractual Life     exercise price       12/31/2001       exercise price
                           -----------------------------------------------------     ---------------------------------
Regular Stock Options

$30 - $40                          34,850          6.53                   $38.55             31,080             $38.65
$40 - $50                           1,650          6.35                   $47.81              1,650             $47.81
                           --------------                                            --------------
                                   36,500                                                    32,730
                           --------------                                            --------------

      The Company's employees may also participate in the Hercules Employee Stock Purchase Plan ("ESSP"). The ESSP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, there are no shares of Hercules common stock registered for offer and sale under the plan. Shares issued at December 31, 2001 and 2000, were 1,758,081 and 1,597,861, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

HERCULES GB HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

      The following weighted-average assumptions would be used in estimating fair value for 2001, 2000 and 1999:

                                                 Performance      Employee Stock
Assumption                    Regular Plan     Accelerated Plan   Purchase Plan
----------                    ------------     ----------------   -------------
Dividend yield                    0.96%               3.83%             0.0%
Risk-free interest rate           5.80%               5.57%            4.86%
Expected life                    7.1 yrs.            5 yrs.           3 mos.
Expected volatility              33.36%              29.78%           49.11%

      The Company's net income and earnings per share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                                                    (Dollars in thousands)
                                                  2001        2000      1999
                                                  ----        ----      ----
Net (loss) income
  As reported                                   $(11,065)   $   (339)   $  6,055
  Pro forma                                     $(11,104)   $   (399)   $  6,000

8.    ADDITIONAL BALANCE SHEET DETAIL

                                                          (Dollars in thousands)
                                                              2001          2000
                                                              ----          ----
PROPERTY, PLANT, AND EQUIPMENT
  Land                                                    $  1,395      $  1,864
  Buildings and equipment                                   45,121        49,303
                                                          --------      --------
    Total                                                   46,516        51,167
  Accumulated depreciation and amortization                (22,004)      (21,480)
                                                          --------      --------
  Net property, plant, and equipment                      $ 24,512      $ 29,687
                                                          ========      ========

ACCRUED EXPENSES

                                                          (Dollars in thousands)
                                                              2001          2000
                                                              ----          ----
Payroll and employee benefits                             $  1,432      $  1,453
Income taxes payable                                         4,551         1,973
Restructuring liability (Note 10)                            1,425         2,420
Other                                                        1,915         1,420
                                                          --------      --------
                                                          $  9,323      $  7,266
                                                          ========      ========

9.    GOODWILL AND OTHER INTANGIBLES ASSETS

      At December 31, 2001 and 2000, the goodwill and other intangible assets were:

                                                          (Dollars in thousands)
                                                             2001           2000
                                                             ----           ----
Goodwill                                               $  130,878     $  146,363
Other intangibles                                           5,813          5,391
                                                       ----------     ----------
Total                                                     136,691        151,754
Less accumulated amortization                             (15,439)       (12,597)
                                                       ----------     ----------
  Net goodwill and other intangible assets             $  121,252     $  139,157
                                                       ==========     ==========

      Goodwill and other intangible assets primarily represent amounts capitalized from the Hercules acquisition of BetzDearborn (Note 1).

HERCULES GB HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


10.   RESTRUCTURING

      Coincident with the acquisition of BetzDearborn Inc. and its subsidiaries worldwide by Hercules in October 1998, plans were put in place to merge certain BetzDearborn and Hercules operations and support infrastructure, including facility closures and personnel reduction. The estimated costs of these plans was established as a liability as part of the overall purchase price allocation of the BetzDearborn acquisition, in accordance with purchase accounting methods. The principle constituent part of the restructuring reserves in the Company's accounts was the estimate for these exit and severance costs attributable to the Hercules operations in the United Kingdom. The remaining balance of these restructuring reserves, as reassessed during the year, was in excess of requirements, principally due to the cancellation of plans to transfer accounting activities to the Hercules European Shared Service Centre. This excess was written back as a reduction of original purchase cost and consequent goodwill on acquisition.

      During the year, the company adopted Hercules plans to improve future profitability using "Work Process Redesign" methods. An estimate of severance costs to implement these plans was charged against income and established as additionally accrued restructuring reserves. The balance of these reserves was reassessed at the end of the year and the amount in excess of estimated remaining costs was released back to income.

      For 2000, the severance and exit costs incurred include the costs for 9 employees, including 8 employees at the former Argo Scientific Limited office and workshop in Edinburgh, Scotland. For 2001, the severance and exit costs incurred include the costs for 25 employees associated with operations at Widnes, Cheshire, 18 from Sales and Marketing departments and 7 from other departments.

                                                          (Dollars in thousands)
                                                              2001          2000
                                                              ----          ----
Balance at beginning of year                              $  2,420      $  2,628
Additional accrual                                           2,122           363
Severance and exit costs incurred                           (2,914)         (527)
Reversals                                                     (203)          (44)
                                                          --------      --------
Balance at end of year                                    $  1,425      $  2,420
                                                          ========      ========

HERCULES GB HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


11.   PENSION BENEFITS

      The Company provides defined benefit pension plans to all eligible employees. The following chart lists benefit obligations, plan assets, and funded status of the plans.

                                                                           (Dollars in thousands)
                                                                              Pension Benefits
                                                                              2001           2000
                                                                              ----           ----
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at January 1                                         $ 77,311       $ 75,968
  Service cost                                                               1,571          2,092
  Interest cost                                                              4,941          4,189
  Amendments                                                                   711             12
  Employee contributions                                                       710            760
  Translation difference                                                    (1,915)        (6,872)
  Actuarial loss                                                            11,658          3,154
  Benefits paid from plan assets                                            (2,019)        (1,992)
                                                                          --------       --------
Benefit obligation at December 31                                         $ 92,968       $ 77,311
                                                                          ========       ========

CHANGE IN PLAN ASSETS
  Fair value of plan assets at January 1                                    87,229         89,389
  Actual return on plan assets                                              (9,368)         5,143
  Employee contributions                                                       710            760
  Company contributions                                                      1,932          1,789
  Actuarial loss                                                                --         (1,748)
  Translation difference                                                    (2,370)        (6,112)
  Benefits paid from plan assets                                            (2,019)        (1,992)
                                                                          --------       --------
  Fair value of plan assets at December 31                                $ 76,114       $ 87,229
                                                                          ========       ========

  Funded status of the plans                                               (16,854)         9,918
  Unrecognized actuarial loss (gain)                                        25,880         (2,176)
  Unrecognized prior service cost                                              909            217
  Amendments                                                                    --           (174)
                                                                          --------       --------
  Prepaid benefit cost                                                    $  9,935       $  7,785
                                                                          ========       ========

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION CONSIST OF:

  Additional minimum liability                                            $(22,139)            --
  Intangible asset                                                           1,050             --
  Other comprehensive income                                                21,089             --
  Prepaid benefit cost                                                       9,935          7,785
                                                                          --------       --------
                                                                          $  9,935       $  7,785
                                                                          ========       ========

ASSUMPTIONS AS OF DECEMBER 31
  Weighted-average discount rate                                              6.50%          6.50%
  Expected average return on plan assets                                      7.00%          8.00%
  Average rate of compensation increase                                       3.50%          3.75%

COMPONENTS OF NET PERIOD PENSION COST                                 (Dollars in thousands)
                                                                         Pension Benefits
                                                                ---------------------------------
                                                                   2001       2000           1999
                                                                   ----       ----           ----
Service cost                                                   $  1,571   $  2,092       $  2,313
Interest cost                                                     4,941      4,189          4,326
Expected return on plan assets                                   (6,825)    (6,304)        (5,864)
Amortization and deferrals                                           19       (384)           269
Amortization of transition asset                                     --       (160)          (185)
                                                               --------   --------       --------
Benefit (credit) cost                                          $   (294)  $   (567)      $    859
                                                               =======    ========       ========

12.   OTHER OPERATING EXPENSE, NET

      Other operating expense, net, in 2001 includes $7,194 thousand in net losses from the sale of the Company's hydrocarbon resins business, select portions of its rosin resins business, and its peroxy chemicals business. Furthermore, other operating expense, net includes Hercules Group affiliate royalty costs of $5,664 thousand, net losses on asset sales of $981 thousand, net restructuring costs of $1,919 thousand, and foreign currency gains amounting to $155 thousand.

HERCULES GB HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      Other operating expenses, net, in 2000 include Hercules Group affiliate royalty costs of $5,675 thousand, net restructuring costs of $319 thousand, foreign currency gains amounting to $444 thousand and other net losses amounting to $698 thousand.

      Other operating expenses, net, in 1999 include Hercules Group affiliate royalty costs of $5,902 thousand, net gains on restructuring reversals of $357 thousand, foreign currency losses amounting to $100 thousand and other net gains amounting to $284 thousand.

13.   INTEREST AND DEBT EXPENSE

      Interest and debt costs incurred and expensed were as follows. No interest or debt costs were capitalised.

                                                     (Dollars in thousands)
                                                  2001        2000        1999
                                                  ----        ----        ----
Intercompany interest expense                   $  9,740    $ 11,641    $  5,343
Third party interest expense                          12         466          33
                                                --------    --------    --------
                                                $  9,752    $ 12,107    $  5,376
                                                ========    ========    ========

14.   OTHER INCOME (EXPENSE), NET

      Other (expense) income, net, consists of the following:

                                                     (Dollars in thousands)
                                                  2001        2000        1999
                                                  ----        ----        ----
Interest income                                 $    569    $    242    $    391
Miscellaneous (expense) income                        (9)       (145)        174
                                                --------    --------    --------
                                                $    560    $     97    $    565
                                                ========    ========    ========

15.   NET HERCULES GROUP INVESTMENT

      Changes in net Hercules Group investment were as follows:-

Balance, January 1, 1999                                            $   230,375
  Net income                                                              6,055
  Other comprehensive loss                                               (8,724)
  Intercompany transactions, net                                         (9,597)
                                                                    -----------
Balance, December 31, 1999                                              218,109
  Net loss                                                                 (339)
  Other comprehensive loss                                               (2,534)
  Intercompany transactions, net                                        (24,523)
                                                                    -----------
Balance, December 31, 2000                                              190,713
  Net loss                                                              (11,065)
  Other comprehensive loss                                              (13,566)
  Intercompany transactions, net                                        (13,015)
                                                                    -----------
Balance, December 31, 2001                                          $   153,067
                                                                    ===========

The Company includes accumulated other comprehensive losses in Net Hercules Group Investment. At December 31, 2001, accumulated other comprehensive losses consisted of an additional minimum pension liability and foreign currency translation adjustments, net of tax, of $(14,762) thousand and $(5,192) thousand, respectively. At December 31, 2000 and 1999, accumulated other comprehensive losses consisted of foreign currency translation adjustments, net of tax, of $(6,388) thousand and $(3,854) thousand, respectively.

HERCULES GB HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


16.   TAXES

      A summary of the components of the tax provision in respect of United Kingdom Corporation Tax follows:

                                                               (Dollars in thousands)
                                                            2001        2000        1999
                                                            ----        ----        ----
Current                                                   $  1,679    $  1,550    $  3,202
Deferred                                                      (898)        410       1,615
                                                          --------    --------    --------
Provision for income taxes                                $    781    $  1,960    $  4,817
                                                          ========    ========    ========

      Deferred tax (liabilities) assets at December 31 consist of:

                                                          (Dollars in thousands)
Components of temporary differences                           2001          2000
-----------------------------------                           ----          ----
Depreciation                                              $ (5,703)     $ (7,369)
Accrued (Prepaid) pension                                   11,118        (7,786)
Employee Intangible Asset                                   (4,943)       (4,757)
Net Operating Losses                                        10,491            --
Restructuring Provisions                                       477         2,284
Allowance for doubtful accounts                              1,223         1,064
Other temporary differences                                    207           461
                                                          --------      --------
Cumulative temporary differences                            12,870       (16,103)
                                                          --------      --------
Net deferred tax assets (liabilities)                     $  3,861      $ (4,831)
                                                          ========      ========

      A reconciliation of the statutory income tax rate to the effective rate follows:

                                                        2001       2000     1999
                                                        ----       ----     ----
Statutory income tax rate                              30.0%      30.0%      31%
Goodwill amortization                                 (32.1)      85.0%      11%
Other non-deductible expenses                          (5.5)       6.0%       2%
                                                     ---------------------------
Effective tax rate                                     (7.6)%    121.0%      44%
                                                     ===========================

17.   COMMITMENTS AND CONTINGENCIES

Leases

      The Company has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $2,348 thousand, $2,981 thousand and $2,759 thousand in 2001, 2000 and 1999 respectively.

      At December 31, 2001, minimum rental payments under non-cancelable leases aggregated $2,893 thousand. The net minimum payments over the next five years are $1,527 thousand in 2002, $915 thousand in 2003, $427 thousand in 2004, $24 thousand in 2005, and $0 thousand in 2006.

Litigation

      The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

      Intercompany borrowing and interest: The Company has intercompany loans with Hercules affiliated entities. The loans with affiliates are presented in Net Hercules Group Investment in the consolidated balance sheet. Interest paid to affiliated entities was $3,175 thousand, $11,641 thousand and $5,343 thousand in 2001, 2000 and 1999, respectively.

      Corporate and other allocations: As discussed in Note 1, the financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's financial statements were based on either a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such

HERCULES GB HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


services provided based on factors such as sales, net assets, costs of sales or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in our statement of income. Such allocations and corporate charges totaled $8,745 thousand, $5,921 thousand and $6,314 thousand in 2001, 2000 and 1999, respectively.

      Royalties: The Company entered into license agreements in respect of the use of manufacturing formulations and specifications which are developed and owned by other Hercules Group companies. The Company paid royalties in respect of these agreements of $5,664 thousand, $5,675 thousand and $5,902 thousand in 2001, 2000 and 1999, respectively. The royalties are included as other operating expenses in the financial statements.

      Sales to affiliates: The Company sells manufactured chemical products in the normal course of business to affiliated companies. Company's revenues from sales to affiliated companies were $18,932 thousand, $23,072 and $22,334 thousand in 2001, 2000 and 1999, respectively.

      Purchases from affiliates: The Company has commercial relationships with affiliated companies for the purchase of chemical products and raw materials. The value of these purchases were $23,403 thousand, $16,639 thousand and $16,408 for 2001, 2000 and 1999, respectively.

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

FOREIGN EXCHANGE RISK MANAGEMENT

      The Company has selectively used foreign currency forward contracts to offset the effects of exchange rate changes on reported earnings, cash flow, and net asset positions. The primary exposures are denominated in the U.S. Dollar and the British Pound Sterling. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than three months. At December 31, 2001, the Company had outstanding forward-exchange contracts to purchase foreign currencies aggregating $6,418 thousand, and to sell foreign currencies aggregating $6,414 thousand. The Company had no material outstanding forward-exchange contracts at December 31, 2000. The foreign exchange contracts outstanding at December 31, 2001 will mature during 2002.

FAIR VALUES

      The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2001 and 2000:

                                                         (Dollars in thousands)
                                                                 2001
                                                        ------------------------
                                                         Carrying
                                                          Amount     Fair Value
                                                        ----------  ------------
Foreign exchange contracts                               $     (3)   $       (3)

      The carrying amount represents the net unrealized gain or net interest payable associated with the contracts at the end of the period. Fair values of derivative contracts are indicative of cash that would have been required had settlement been December 31, 2001. Foreign exchange contracts are valued based on year-end exchange rates.

20.   SUBSEQUENT EVENT

      On April 29, 2002, Hercules completed the sale of its Water Treatment Business to GE Specialty Materials (GESM). Pursuant to the Stock and Asset Agreement for the transaction, the sale included all of the stock of BetzDearborn and the Company. Hercules used the proceeds from the sale to prepay borrowings under its Senior Credit Facility and ESOP Credit Facility. Pursuant to the prepayment, among other things, the stock pledges were released.

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF
HERCULES INCORPORATED
WILMINGTON, DELAWARE

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Hercules International Limited, a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 12, 2002

HERCULES INTERNATIONAL LIMITED
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                                           (Dollars in thousands)
                                                                           Year Ended December 31,
                                                                       2001           2000           1999
                                                                       ----           ----           ----
Sales to third parties                                            $ 572,859      $ 791,771      $ 857,878
Sales to Hercules Group                                              49,459         93,717        120,167
                                                                  ---------      ---------      ---------
                                                                    622,318        885,488        978,045

Cost of sales                                                       376,908        530,321        562,701
Selling, general, and administrative expenses                       140,310        153,928        144,696
Research and development                                             14,057         19,977         25,399
Goodwill and intangible asset amortization                            6,166          8,292         11,271
Other operating expenses (income), net (Note 13)                     10,064       (131,749)        27,700
                                                                  ---------      ---------      ---------
Profit from operations                                               74,813        304,719        206,278
Interest and debt expense (Note 14)                                   3,077          8,028          4,381
Other income, net (Note 15)                                          34,101         12,714            650
                                                                  ---------      ---------      ---------
Income before income taxes, equity (loss) income
  and minority interest, net                                        105,837        309,405        202,547
Provision for income taxes (Note 16)                                 45,906        119,794         63,421
                                                                  ---------      ---------      ---------
Income before equity (loss) income and minority interest, net        59,931        189,611        139,126
Equity (loss) income of affiliated companies                     (10,026)        (3,891)         2,938
Minority interest, net                                               (1,328)        (1,107)          (910)
                                                                  ---------      ---------      ---------
Net income                                                           48,577        184,613        141,154

Additional minimum pension liability, net of tax of $(1,036)         (1,646)            --             --
Foreign currency translation, net of tax of $0 for each year        (28,164)      (100,135)       (51,868)
                                                                  ---------      ---------      ---------
Comprehensive (loss) income                                       $  18,767      $  84,478      $  89,286
                                                                  =========      =========      =========

        The accompanying notes are an integral part of the consolidated financial statements

HERCULES INTERNATIONAL LIMITED
CONSOLIDATED BALANCE SHEETS

                                                              (Dollars in thousands)
                                                                   December 31,
                                                                  2001           2000
                                                                  ----           ----
ASSETS
Current assets
  Cash and cash equivalents                                  $  17,585      $  14,340
  Accounts receivable, net (Note 3)                            128,951        149,346
  Inventories (Note 4)                                          49,526         79,787
  Deferred income taxes (Note 16)                                2,533          2,669
                                                             ---------      ---------
    Total current assets                                       198,595        246,142
                                                             ---------      ---------
Property, plant, and equipment, net (Note 9)                   216,488        275,325
Investments in affiliates (Note 5)                              19,565         30,279
Goodwill and other intangible assets, net (Note 10)            207,689        224,443
Deferred charges and other assets                               10,194         12,696
                                                             ---------      ---------
    Total assets                                             $ 652,531      $ 788,885
                                                             =========      =========

LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
  Accounts payable                                           $  78,700      $  94,908
  Short-term debt (Note 6)                                       5,144         91,007
  Accrued expenses (Note 9)                                    107,236        118,162
                                                             ---------      ---------
    Total current liabilities                                  191,080        304,014
Long-term debt - third parties (Note 7)                            264             75
Deferred income taxes (Note 16)                                 65,009         59,841
Pension liability (Note 12)                                     25,850         20,066
Deferred credits and other liabilities                           3,720          2,031
                                                             ---------      ---------
    Total liabilities                                          285,923        386,090

Commitments and contingencies (Note 17)

Minority Interest                                               18,555         18,599
Net Hercules Group Investment (Note 20)
  Accumulated other comprehensive losses                      (170,615)      (140,805)
  Intercompany transactions, net                               518,668        525,001
                                                             ---------      ---------
    Total Net Hercules Group Investment                        348,053        384,196
                                                             ---------      ---------
    Total liabilities and Net Hercules Group Investment      $ 652,531      $ 788,885
                                                             =========      =========

        The accompanying notes are an integral part of the consolidated financial statements

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                     (Dollars in thousands)
                                                                                     Year Ended December 31
                                                                               2001           2000           1999
                                                                               ----           ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                                  $   48,577     $  184,613     $  141,154
Adjustments to reconcile net income to net cash provided by operations:
  Depreciation and amortization of property, plant and equipment                20,774         28,615         32,784
  Amortization of goodwill and other intangible assets                           6,166          8,292         11,271
  Restructuring plans                                                            3,876          3,073         12,551
  Deferred income tax                                                           10,470         13,396         11,789
  Loss on disposals of property, plant and equipment                             1,608          1,617            184
  Gain on sale of investments                                                  (15,731)      (167,566)       (13,302)
  Equity loss (income) of affiliates                                            10,026          3,891         (2,938)
  Dividends received                                                               593            579          3,093
  Minority interest, net                                                         1,328          1,107            910
  Corporate and other cost allocations                                          19,053         13,033         16,665
  Accruals and deferrals of cash receipts and payments:
    Accounts receivable                                                         12,269          3,420        (25,858)
    Inventories                                                                  1,868        (11,618)       (10,684)
    Accounts payable and accrued expenses                                      (23,858)        37,517          9,401
    Noncurrent assets and liabilities                                            6,811         (1,484)        13,864
    Net transfers from (to) Hercules Group                                      17,152         69,474       (129,329)
                                                                            ----------     ----------     ----------
      Net cash provided by operations                                          120,982        187,959         71,555
                                                                            ----------     ----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures, net of proceeds from sale                                (17,554)       (68,708)       (72,437)
Proceeds from sale of investment                                                    --             --         22,009
Purchase of equity method investments                                               --             --            (25)
                                                                            ----------     ----------     ----------
      Net cash used in investing activities                                    (17,554)       (68,708)       (50,453)
                                                                            ----------     ----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES:
Change in short-term debt                                                      (84,302)        78,435        (58,142)
Long-term debt repayments                                                           --           (306)          (620)
Proceeds from issuance of long-term debt                                           193         41,213             --
Net transfers (to) from Hercules Group                                         (16,030)      (239,146)        36,119
                                                                            ----------     ----------     ----------
      Net cash used in financing activities                                   (100,139)      (119,804)       (22,643)
                                                                            ----------     ----------     ----------

                                                                            ----------     ----------     ----------
Effect of exchange rate changes on cash                                            (44)        (1,149)        (2,470)
                                                                            ----------     ----------     ----------

Net increase (decrease) in cash and cash equivalents                             3,245         (1,702)        (4,011)
Cash and cash equivalents at beginning of year                                  14,340         16,042         20,053
                                                                            ----------     ----------     ----------
Cash and cash equivalents at end of year                                        17,585         14,340         16,042
                                                                            ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (net of amount capitalized)                                      $    3,737     $    7,081     $    4,708
  Income taxes, net                                                             15,088         65,008         60,680
Noncash investing and financing activities:
  Sale of investment in CP Kelco ApS (Note 13)                                      --        119,261             --
  Corporate and other cost allocations                                          19,053         13,033         16,665
  Reversal of restructuring accruals to goodwill (Note 11)                         435          3,320             --

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

      When Hercules acquired all of the outstanding shares of BetzDearborn Inc. on October 15, 1998 it paid $2,235 million in cash and $186 million in common stock exchanged for the shares held by the BetzDearborn ESOP Trust. The purchase price allocated to the Company and its subsidiaries was approximately $682 million. During 1999, Hercules completed the purchase price allocation and the final determination of goodwill was $2,170 million of which the amount attributable to the Company was approximately $278 million. These financial statements include the push down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant and equipment and their related amortization and depreciation adjustments.

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

      Prior to the 2000 fiscal year, separate company stand-alone financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries (including the Company) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These consolidated financial statements present the financial information of the Company, a collateral party to the Hercules debt, based on Hercules' understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

      On April 29, 2002, in connection with Hercules' sale of its Water Treatment Business (see Note 21) and the repayment of the Facilities, the stock pledges were released. As a result, based on Hercules' current debt structure, these separate company stand-alone financial statements will not be required for the fiscal year ending December 31, 2002.

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

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

      The company provides taxes on undistributed earnings of subsidiaries and affiliates included in consolidated retained earnings to the extent such earnings are planned to be remitted and not re-invested permanently. The undistributed earnings/(loss) of subsidiaries and affiliates on which no provision for foreign withholding or US income taxes has been made amounted to approximately $25,645 thousand, $(7,730) thousand and $9,273 thousand at December 31, 2001, 2000 and 1999, respectively. US and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the US statutory rate because of the availability of tax credits.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

      The accompanying consolidated financial statements are reported in U.S. dollars. The US dollar is the functional currency for the Company. The translation of the functional currencies of the Company's subsidiaries into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheet date, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income (loss), a separate component of Net Hercules Group Investment.

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

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company has not designated any derivative as a hedge instrument and accordingly, changes in fair value of derivatives are recorded each period in earnings. The adoption of SFAS 133 did not result in a pre-tax or post-tax cumulative-effect-type adjustment to income and did not result in a change to other comprehensive income (loss).

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

MINORITY INTEREST

      Minority interest at December 31, 2001 and 2000 represents a 38.97% proportionate share of the equity of Hercules Quimica S.A., owned by a Hercules Group affiliate.

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

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

      Effective January 1, 2002 Hercules adopted the provisions of SFAS 142. Hercules identified the following reporting units: BetzDearborn and Pulp and Paper, Aqualon and FiberVisions. In connection with Hercules' transitional review, recorded goodwill was determined to be impaired in the BetzDearborn reporting unit. In the first quarter 2002, Hercules completed its transitional impairment review of the identified reporting units and recognized an after tax impairment loss of $368 million as a cumulative effect of a change in accounting principle. As a result of Hercules' adoption of SFAS 142, the Company will no longer record approximately $6.2 million of annual amortization relating to existing goodwill and intangibles.

      Goodwill related to the BetzDearborn business was evaluated for impairment at December 31, 2001 under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Fixed Assets and for Long-Lived Assets to Be Disposed of". Such evaluation indicated that goodwill associated with the business was recoverable from anticipated future undiscounted cash flows. Accordingly, no impairment loss was recorded in the December 31, 2001 financial statements.

      In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe it will have a material effect on its financial statements.

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe it will have a material effect on its financial statements.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The Company elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses from the Extinguishment of Debt" ("SFAS 4"). The early adoption of SFAS 145 had no effect on the Company's financial statements.

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

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.    ACCOUNTS RECEIVABLE, NET

      Accounts receivable, net, consists of:

                                                         (Dollars in thousands)
                                                             2001           2000
                                                             ----           ----
Trade                                                   $ 123,410      $ 138,464
Other                                                       8,610         13,634
                                                        ---------      ---------
                                                          132,020        152,098
Less allowance for doubtful accounts                       (3,069)        (2,752)
                                                        ---------      ---------
  Total                                                 $ 128,951      $ 149,346
                                                        =========      =========

      Other accounts receivable mainly comprise VAT receivable.

4.    INVENTORIES

      The components of inventories are:

                                                          (Dollars in thousands)
                                                               2001         2000
                                                               ----         ----
Finished products                                         $  32,579    $  54,573
Materials, supplies, and work in process                     16,947       25,214
                                                          ---------    ---------
  Total                                                   $  49,526    $  79,787
                                                          =========    =========

5.    INVESTMENTS

      The Company has various equity investments in companies, as described below. Summarized financial information for these equity affiliates at December 31, and for the years then ended is as follows:

                                           (Dollars in thousands)
                                               2001          2000
                                               ----          ----
Current assets                             $241,134      $269,814
Non-current assets                          890,455       942,946

Current liabilities                        $ 81,123      $109,486
Non-current liabilities                     725,523       730,579

                                              2001           2000           1999
                                              ----           ----           ----
Net sales                                $ 471,411      $ 143,245      $  56,410
Gross profit                               148,987         17,290         14,489
Net (losses) earnings                      (50,021)       (15,864)         5,865

      At December 31, 2001, the Company's equity investments, all affiliates of Hercules consisted of a 50% ownership of Abieta Chemie GmbH and BetzDearborn Nippon KK, a 49% ownership of Hercules Mas Indonesia, and a 28.57% ownership of the consolidated group CP Kelco ApS. The Company's carrying value for these investments at December 31, 2001 and 2000 equals its share of the underlying equity in net assets of the respective affiliates. Dividends paid to the Company from its equity investees were $593 thousand, $579 thousand, $3,093 thousand during 2001, 2000, 1999, respectively. Except for CP Kelco ApS, each of these entities operates in lines of business similar to the Company, supplying engineered process and water treatment chemical programs, as well as products that manage the properties of aqueous systems, for industrial, commercial and institutional establishments. As discussed further in Note 13, CP Kelco ApS was the Company's Food Gums business that was divested in 2000.

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.    SHORT-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

      Short-term debt of $5,144 thousand and $91,007 thousand at December 31, 2001 and 2000, respectively, consists of bank borrowings primarily representing foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period.

      Short-term debt with affiliates of $3,539 thousand and $32,685 thousand at December 31, 2001 and 2000, respectively, is recorded in Net Hercules Group Investment in the consolidated balance sheet.

      At December 31, 2001 and 2000, the Company had $7,155 thousand and $34,774 thousand, respectively, of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Lines of credit in use at December 31, 2001 and 2000 were $3,860 thousand and $91,007 thousand, respectively.

      Weighted-average interest rates on all short-term borrowings at December 31, 2001 and 2000 were 4.40% and 5.60%, respectively.

7.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

      Long-term debt with third parties and affiliates at December 31, 2001 and 2000 is summarized as follows:

                                                           (Dollars in thousand)
                                                               2001         2000
                                                               ----         ----
5.72% third party note                                     $    309     $     93
Other                                                            24           45
                                                           --------     --------
Less current maturities                                          69           63
                                                           --------     --------
Total long-term debt, third party                               264           75
                                                           --------     --------

5.51% affiliate note                                         21,799       22,853
5.80% affiliate note                                         19,496       20,516
                                                           --------     --------
Less current maturities                                          --           --
                                                           --------     --------
Total long-term debt, affiliates                             41,295       43,369
                                                           --------     --------
Total long term debt, third party and affiliates           $ 41,559     $ 43,444
                                                           ========     ========

      Long-term debt with affiliates, which is recorded in Net Hercules Group Investment in the consolidated balance sheet, has no stated maturity. Third party long-term debt at December 31, 2001 matures as follows: $69 thousand, $48 thousand, $50 thousand, $53 thousand and $113 thousand in the years 2002, 2003, 2004, 2005 and 2006 and thereafter, respectively. The fair value of the Company's long-term debt was $41,559 thousand at December 31, 2001 and $43,444 thousand at December 31, 2000. The Company believes that the carrying value of long-term debt borrowings approximates fair value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

8.    LONG-TERM INCENTIVE COMPENSATION PLANS

      The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

      In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 189,704 at December 31, 2001, and 491,488 and 929,689 at December 31, 2000 and
1999, respectively.

      At December 31, 2001, under Hercules' incentive compensation plans, 1,265,493 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

      Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

      The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2001, 2000 and 1999, respectively.

      Below is a summary of outstanding stock option grants under the incentive compensation plans during 1999, 2000 and 2001:

                                          Regular                       Performance-Accelerated
                             ---------------------------------    ---------------------------------
                               Number of    Weighted-average        Number of    Weighted-average
                                Shares            price              Shares            price
                             ---------------------------------    ---------------------------------
December 31, 1998                 448,390           $  39.56           101,100           $  45.34
Granted                           219,175           $  37.53            68,525           $  37.35
Exercised                              --                 --                --                 --
Forfeited                              --                 --              (900)          $  45.73
                             ---------------------------------    ---------------------------------
December 31, 1999                 667,565           $  38.89           168,725           $  42.09
Granted                           162,875           $  17.25                --           $     --
Exercised                              --                 --                --                 --
Forfeited                         (19,650)          $  36.82            (1,350)          $  37.56
                             ---------------------------------    ---------------------------------
December 31, 2000                 810,790           $  34.59           167,375           $  42.13
Granted                           102,000           $  11.28                --           $     --
Exercised                              --                 --                --                 --
Forfeited                         (60,460)          $  30.85              (900)          $  45.73
                             ---------------------------------    ---------------------------------
December 31, 2001                 852,330           $  32.07           166,475           $  42.11

The weighted-average fair value of regular stock options granted during 1999, 2000 and 2001 was $8.25, $8.85 and $5.69, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999, 2000 and 2001 was $7.99, $0 and $0.

      Following is a summary of regular stock options exercisable at December 31, 1999, 2000, and 2001, and their respective weighted-average share prices:

                                             Number of          Weighted-average
Options Exercisable                           Shares             exercise price
--------------------------------------------------------------------------------
December 31, 1999                              306,825                    $39.84
December 31, 2000                              561,295                    $37.20
December 31, 2001                              654,195                    $36.38

      There were no performance-accelerated stock options exercisable at December 31, 2001.

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      Following is a summary of stock options outstanding at December 31, 2001:

                                                         Outstanding Options                           Exercisable Options
                                       ------------------------------------------------------   ----------------------------------
                                            Number        Weighted-average      Weighted-            Number          Weighted-
                                        Outstanding at       Remaining           average         Exercisable at       average
Exercise Price Range                      12/31/2001      Contractual Life    exercise price       12/31/2001      exercise price
                                       ------------------------------------------------------   ----------------------------------
Regular Stock Options
$11 - $20                                      240,025                8.78            $14.71             77,595            $17.25
$20 - $30                                       54,525                6.67            $25.56             54,525            $25.56
$30 - $40                                      474,255                6.23            $38.68            438,550            $38.78
$40 - $50                                       74,125                6.11            $47.81             74,125            $47.81
$50 - $60                                        9,400                4.11            $55.38              9,400            $55.38
                                       ---------------                                           --------------
                                               852,330                                                  654,195
                                       ---------------                                           --------------

Performance-Accelerated Stock Options
$14 - $40                                      102,250                6.68            $37.92                 --                --
$40 - $50                                       56,125                5.85            $47.82                 --                --
$50 - $61                                        8,100                4.11            $55.38                 --                --
                                       ---------------                                           --------------
                                               166,475                                                       --
                                       ---------------                                           --------------

      The Company's employees may also participate in the Hercules Employee Stock Purchase Plan ("ESSP"). The ESSP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, there are no shares of Hercules common stock are registered for offer and sale under the plan. Shares issued at December 31, 2001 and 2000, were 1,758,081 and 1,597,861, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

      Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

      The following weighted-average assumptions would be used in estimating fair value for 2001, 2000 and 1999:

                                               Performance        Employee Stock
Assumption                  Regular Plan     Accelerated Plan     Purchase Plan
----------                  ------------     ----------------     -------------
Dividend yield                  0.96%              3.83%                0.0%
Risk-free interest rate         5.80%              5.57%               4.86%
Expected life                 7.1 yrs.            5 yrs.              3 mos.
Expected volatility            33.36%             29.78%              49.11%

      The Company's net income and earnings per share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                                                     (Dollars in thousands)
                                                 2001          2000         1999
                                                 ----          ----         ----
Net income
    As reported                              $  48,577     $184,613     $141,154
    Pro forma                                $  47,531     $183,163     $139,801

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


9.    ADDITIONAL BALANCE SHEET DETAIL

                                                         (Dollars in thousands)
                                                             2001           2000
                                                             ----           ----
Property, plant, and equipment
  Land                                                  $   4,659      $   7,240
  Buildings and equipment                                 436,298        533,902
                                                        ---------      ---------
    Total                                                 440,957        541,142
  Accumulated depreciation and amortization              (224,469)      (265,817)
                                                        ---------      ---------
  Net property, plant, and equipment                    $ 216,488      $ 275,325
                                                        =========      =========

Accrued expenses
  Payroll and employee benefits                         $  15,281      $  14,834
  Income taxes payable                                     59,654         72,078
  Restructuring (Note 11)                                  10,656         12,743
  Environmental                                             9,300          9,300
  Other                                                    12,345          9,207
                                                        ---------      ---------
                                                        $ 107,236      $ 118,162
                                                        =========      =========

10.   GOODWILL AND OTHER INTANGIBLE ASSETS

      At December 31, 2001 and 2000, the goodwill and other intangible assets were:

                                                         (Dollars in thousands)
                                                             2001           2000
                                                             ----           ----
Goodwill                                                $ 225,727      $ 241,425
Other intangibles                                           5,035          7,829
                                                        ---------      ---------
Total                                                     230,762        249,254
Less accumulated amortization                             (23,073)       (24,811)
                                                        ---------      ---------
  Net goodwill and other intangible assets              $ 207,689      $ 224,443
                                                        =========      =========

      Goodwill and other intangible assets primarily represent amounts capitalized from the Hercules acquisition of BetzDearborn (Note 1).

11.   RESTRUCTURING

      The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs, primarily related to the plans initiated upon the creation of the European Shared Service Center in 1997, the acquisition of BetzDearborn in 1998 and the Work Process Redesign ("WPR") program in 2001. During the third quarter of 2001, Hercules started a Work Process Redesign program. The WPR program has been set up to analyze and change the way we work to improve the mechanics of how we do business - to do it better, quicker and at less costs. Teams were established to focus initially on seven work processes of our business that needed major improvement: manufacturing, solicit order to cash, finance and control fundamentals, logistics, information technology, purchase to pay and discovery to commercialization.

      Pursuant to the plans in place to merge the operations of BetzDearborn with Hercules and to rationalize the support infrastructure and other existing operations, facilities were closed and in total approximately 68 employees were terminated and approximately $13.6 million cash was paid in severance benefits and other exit costs. The estimate for the remaining plans was decreased by approximately $3.3 million against goodwill due to lower than planned severance benefits as the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits. The estimate for the plans related to the shared service center were decreased by approximately $1.7 million against operating expense.

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      As a result of the WPR program, we estimate approximately 74 employees to leave and have charged $4.3 million to operating expense for these costs. These employees come from various parts of the business, including but not limited to all above-mentioned processes.

      During the year 2001, approximately 209 employees were terminated and cash worth approximately $5.5 million was paid in severance benefits and other exit costs. The estimate for the remaining plans was decreased by $435 thousand against goodwill due to lower than planned severance benefits as the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits. The estimate for the plans related to the shared service center were decreased by $ 386 thousand against operating expense.

      Severance benefits payments are based on years of service and generally continue for 3 months to 24 months subsequent to termination. We expect to substantially complete remaining actions under the plans in 2002.

      A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                          (Dollars in thousands)
                                                              2001          2000
                                                              ----          ----
Balance at beginning of year                              $ 12,743      $ 26,546
Cash payments                                               (5,528)      (13,556)
Additional termination benefits and exit costs               4,262         4,731
Reversals against goodwill                                    (435)       (3,320)
Reversals against earnings                                    (386)       (1,658)
                                                          --------      --------
Balance at end of year                                    $ 10,656      $ 12,743
                                                          ========      ========

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


12.   PENSION

      The Company has a number of pension plans in Europe, covering substantially all employees. The following chart lists benefit obligations, plan assets, and funded status of the plans.

                                                                           (Dollars in thousands)
                                                                               2001            2000
                                                                               ----            ----
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at January 1                                         $ 137,156       $ 150,833
  Service cost                                                                3,506           3,846
  Interest cost                                                               6,676           7,696
  Employee contributions                                                        576             669
  Reclassification of assets for plan settlement                                 --            (416)
  Settlements and transfers                                                 (23,547)        (10,612)
  Translation difference                                                     (6,760)        (12,350)
  Actuarial loss                                                             13,961             598
  Benefits paid from plan assets                                             (4,559)         (2,585)
  Benefits paid by company                                                     (674)           (523)
                                                                          ---------       ---------
Benefit obligation at December 31                                         $ 126,335       $ 137,156
                                                                          =========       =========

CHANGE IN PLAN ASSETS
  Fair value of plan assets at January 1                                    128,577         136,882
  Actual return on plan assets                                               (8,317)          6,200
  Employee contributions                                                        576             669
  Settlements and transfers                                                 (25,921)         (1,109)
  Company refund                                                             (4,859)           (348)
  Translation difference                                                     (5,802)        (11,185)
  Benefits paid from plan assets                                             (4,559)         (2,532)
                                                                          ---------       ---------
  Fair value of plan assets at December 31                                $  79,695       $ 128,577
                                                                          =========       =========

Funded status of the plans                                                  (46,640)         (8,579)
Unrecognized actuarial gain (loss)                                           20,315         (17,466)
Unrecognized prior service cost                                               3,138           4,640
Unrecognized net transition obligation                                          822           1,342
Amount included in other accrued expenses                                       353              --
                                                                          ---------       ---------
Accrued benefit cost                                                      $ (22,012)      $ (20,066)
                                                                          =========       =========

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION CONSIST OF:

  Intangible asset                                                            1,156              --
  Other comprehensive income                                                  2,682              --
  Additional minimum liability                                               (3,838)
  Accrued benefit liability                                                 (22,012)        (20,066)
                                                                          ---------       ---------
                                                                          $ (22,012)      $ (20,066)
                                                                          =========       =========

ASSUMPTIONS AS OF DECEMBER 31
  Weighted-average discount rate                                               5.00%           5.75%
  Expected return on plan assets                                               6.00%           6.50%
  Rate of compensation increase                                                3.00%           3.50%

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


COMPONENTS OF NET PERIOD PENSION COST                 (Dollars in Thousands)
                                                  2001         2000         1999
                                                  ----         ----         ----
Service cost                                   $ 3,506      $ 3,846      $ 6,270
Interest cost                                    6,676        7,696        8,593
Expected return on plan assets                  (6,623)      (7,793)      (9,253)
Amortization and deferrals                        (428)        (238)         458
Gain on settlements                                 --       (8,675)          --
Amortization of prior service cost                 396           10           12
Amortization of transition asset                   303        2,437          708
                                               -------      -------      -------
Benefit cost (credit)                          $ 3,830      $(2,717)     $ 6,788
                                               =======      =======      =======

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefits obligations in excess of plan assets were $ 115,493 thousand, $ 95,943 thousand and $ 78,054 thousand, respectively, as of December 31, 2001 and $27,060 thousand, $22,753 thousand and $2,058 thousand, respectively, as of December 31, 2000.

      During 1999 and up to March 1, 2000, the Company's Belgian employees participated in a defined benefit pension plan. On March 1, 2000, the Company terminated its participation in the defined benefit pension plan and primarily all Belgian employees were transferred into a Company sponsored defined contribution plan on that date. The Company's cost of the defined contribution plan for the year ended December 31, 2001 was $330 thousand and for the period March 1, 2000 through December 31, 2000 was $222 thousand.

13.   OTHER OPERATING (INCOME) EXPENSES, NET

      Other operating expense, net, in 2001 includes $15,731 thousand in net gains from the sale of the Company's hydrocarbon resins business, select portions of its rosin resins business, and its peroxy chemicals business. Furthermore, other operating expense, net, includes Hercules Group affiliate royalty costs totaling $25,164 thousand, net restructuring costs totaling $3,876 thousand, net losses on asset sales totaling $1,608 thousand and foreign currency gains totaling $4,853 thousand.

      Other operating income, net, in 2000 include a gain of $167,566 thousand from the sale of the Food Gums division. On September 28, 2000, the Company sold its Food Gums division to CP Kelco, a joint venture with Lehman Brothers Merchant Banking Partners II, L.P., which contributed approximately $300 million in equity. The Company received a note of approximately $248 million from Hercules, which collected the original cash proceeds, recorded tax expenses of approximately $61 million and retained a 28.57% equity position in CP Kelco. CP Kelco simultaneously acquired Kelco biogums business of Pharmacia Corporation (formerly Monsanto Corporation). Other operating expenses, net, also include Hercules Group affiliate royalty costs, net restructuring costs, environmental costs, net losses on asset dispositions and foreign currency losses totaling $22,471 thousand, $3,073 thousand, $8,500 thousand, $1,617 thousand and $156 thousand, respectively.

      Other operating expenses, net, in 1999 include Hercules Group affiliate royalty costs of $27,318 thousand, a gain on sale of investments of $13,302 thousand, net restructuring costs of $12,551, environmental costs of $800 thousand, net losses on asset dispositions of $184 thousand and foreign currency losses amounting to $149 thousand.

14.   INTEREST AND DEBT EXPENSE

      No interest and debt costs were capitalized during 2001, 2000 and 1999. The costs incurred are presented separately in the consolidated statement of income and are primarily from debt with affiliates.

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


15.   OTHER INCOME (EXPENSE), NET

      Other income (expense), net, consists of the following:

                                                      (Dollars in thousands)
                                                    2001        2000        1999
                                                    ----        ----        ----
Interest income                                  $32,488     $12,380     $ 5,180
Rent                                                  28          26          (6)
Miscellaneous income (expense), net                1,585         308      (4,524)
                                                 -------     -------     -------
                                                 $34,101     $12,714     $   650
                                                 =======     =======     =======

16.   INCOME TAXES

      A summary of the components of the tax provision follows:

                                                    (Dollars in thousands)
                                                  2001         2000         1999
                                                  ----         ----         ----
Current                                       $ 35,436     $106,398     $ 51,632
Deferred                                        10,470       13,396       11,789
                                              --------     --------     --------
Provision for income taxes                    $ 45,906     $119,794     $ 63,421
                                              ========     ========     ========

      Deferred tax (liabilities) assets at December 31 consist of:

                                                          (Dollars in thousands)
                                                              2001          2000
                                                              ----          ----
Depreciation                                              $(38,028)     $(41,661)
Amortization                                                (9,498)       (8,819)
Fixed asset valuation                                         (101)       (2,207)
Insurance provision                                         (4,193)       (4,989)
Replacement reserve                                        (10,491)       (3,282)
Intangible asset                                              (613)       (1,385)
Other                                                       (4,747)       (2,314)
                                                          --------      --------
Gross deferred tax liabilities                             (67,671)      (64,657)
                                                          --------      --------

Allowance for doubtful accounts                              1,113            --
Loss carryforwards                                             950         2,959
Inventory valuation                                          1,416         2,551
Accrued pension                                              2,583            --
Other                                                          602         2,677
                                                          --------      --------
Gross deferred tax assets                                    6,664         8,187
                                                          --------      --------
Valuation allowance                                         (1,469)         (702)
                                                          --------      --------
                                                          $(62,476)     $(57,172)
                                                          ========      ========

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      A reconciliation of the statutory income tax rate to the effective rate follows:

                                                        2001      2000      1999
                                                        ----      ----      ----
Statutory income tax rate                              35.0%     35.0%     35.0%
Non-deductible expenses                                 8.1%      0.5%      1.6%
Non-taxable income                                    (13.4)%    (3.9)%    (1.4)%
Gain on sale of investment                             (1.9)%   (19.3)%    (2.9)%
Tax rate differences on subsidiary earnings             1.3%      0.4%      1.1%
Foreign dividends, net of credits                      13.6%     23.2%      0.3%
Other                                                   0.7%      2.8%     (2.4)%
                                                      ------    ------    ------
Effective tax rate                                     43.4%     38.7%     31.3%
                                                      ======    ======    ======

      The net operating losses have a carryforward period ranging from 5 years to indefinite, but may be limited in their use in any given year.

17.   COMMITMENTS AND CONTINGENCIES

Leases

      The Company has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $9,445 thousand, $8,713 thousand and $9,075 thousand in 2001, 2000 and 1999, respectively.

      At December 31, 2001, minimum rental payments under noncancelable leases aggregated $21,995 thousand. The net minimum payments over the next five years and thereafter are $6,245 thousand in 2002, $4,527 thousand in 2003, $2,722 thousand in 2004, $1,595 thousand in 2005, $1,459 thousand in 2006 and $5,447 thousand beyond 2006, respectively.

Litigation

      The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

      On May 1, 2001, the Company sold a hydrocarbon resins manufacturing facility located in Middelburg, the Netherlands as part of the sale by Hercules of its Resins Division to Eastman Chemical Resins, Inc. Under the Purchase and Sale Agreement between the parties, Hercules retained certain specific liabilities relating to environmental conditions at the Middelburg hydrocarbon resins plant, including pre-existing contamination

      At December 31, 2001, the total accrued liability of $9,300 thousand for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of remediation that will be required and the negotiations regarding apportionment of costs among other private parties. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of the Company.

18.   RELATED PARTY TRANSACTIONS

      The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of a Hercules Group/subsidiary relationship and therefore may not necessarily reflect the result of arm's-length negotiations between independent parties. All transactions described below are eliminated on consolidation of Hercules.

      Intercompany borrowing and interest: The Company has intercompany loans with Hercules affiliated entities. The loans with affiliates are presented in net Hercules Group Investment in the consolidated balance sheet. Interest paid to affiliated entities was $3,608 thousand, $6,992 thousand, and $1,968 thousand in 2001, 2000 and 1999, respectively.

      Corporate, regional and other allocations: As discussed in Note 1, the consolidated financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's consolidated financial statements were based either on a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, cost of sales; or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in the consolidated statement of income. Such allocations and corporate charges totaled approximately $47,416 thousand, $25,303 thousand and $33,712 thousand in 2001, 2000 and 1999, respectively.

      Sales to affiliates: The Company sells raw material and finished goods inventory in the normal course of business to affiliated companies. The Company's revenues from sales to affiliated companies are presented separately in the consolidated statement of income.

      Purchases from affiliates: The Company purchases in the normal course of business raw material and finished goods inventory from affiliated companies. The Company's purchases of inventory from affiliated companies is reflected in costs of sales in the consolidated statement of income and totaled $49,964 thousand, $107,593 thousand and $115,269 thousand in 2001, 2000 and 1999, respectively.

      Royalties: The Company entered into a license agreement in respect of the use of manufacturing formulations and specifications developed and owned by an affiliated entity. Total royalties accrued in respect of this agreement are included in the other operating (income) expenses line item in the consolidated statement of income and totaled $25,164 thousand, $22,471 thousand and $27,318 thousand and thousand in 2001, 2000 and 1999, respectively.

19.   DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

      The Company enters into forward-exchange contracts to hedge currency exposure.

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

FOREIGN EXCHANGE RISK MANAGEMENT

      The Company has selectively used foreign currency forward contracts to offset the effects of exchange rate changes on reported earnings, cash flow, and net asset positions. The primary exposures are denominated in the U.S. Dollar, the Japanese Yen and the British Pound Sterling. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than three months. At December 31, 2001 and 2000, the Company had outstanding forward-exchange contracts to purchase foreign currencies aggregating $84,615 thousand and $62,393 thousand, respectively, and to sell foreign currencies aggregating $84,667 thousand and $62,833 thousand, respectively. The foreign exchange contracts outstanding at December 31, 2001 will mature during 2002.

FAIR VALUES

      The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2001 and 2000:

                                                 (Dollars in thousands)
                                           2001                          2000
                                 -------------------------    ---------------------------
                                  Carrying                      Carrying
                                   Amount       Fair Value       Amount       Fair Value
                                 -------------------------    ---------------------------
Foreign exchange contracts        $    (52)     $      (52)     $    205      $      205

      The carrying amount represents the net unrealized gain or net interest payable associated with the contracts at the end of the period. Fair values of derivative contracts are indicative of cash that would have been required had settlement been December 31, 2001. Foreign exchange contracts are valued based on year-end exchange rates.

20.   NET HERCULES GROUP INVESTMENT

      Changes in Net Hercules Group Investment were as follows:

Balance, January 1, 1999                                               $ 713,974
  Net income                                                             141,154
  Other comprehensive loss                                               (51,868)
  Intercompany transactions, net                                         (97,204)
                                                                       ---------
Balance, December 31, 1999                                               706,056
  Net income                                                             184,613
  Other comprehensive loss                                              (100,135)
  Intercompany transactions, net                                        (406,338)
                                                                       ---------
Balance, December 31, 2000                                               384,196
  Net income                                                              48,577
  Other comprehensive loss                                               (29,810)
  Intercompany transactions, net                                         (54,910)
                                                                       ---------
Balance, December 31, 2001                                             $ 348,053
                                                                       =========

      The Company includes accumulated other comprehensive losses in Net Hercules Group Investment. At December 31, 2001, accumulated other comprehensive losses consisted of an additional minimum pension liability and foreign currency translation adjustments, net of tax, of $(1,646) thousand and $(168,969) thousand, respectively. At December

HERCULES INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


31, 2000 and 1999, accumulated other comprehensive losses consisted of foreign currency translation adjustments, net of tax, of $(140,805) thousand and $(40,670) thousand, respectively.

21.   SUBSEQUENT EVENT

      On April 29, 2002, Hercules completed the sale of its Water Treatment Business to GE Specialty Materials (GESM). Pursuant to the Stock and Asset Agreement for the transaction, the sale included all of the stock of BetzDearborn and the Company. Hercules used the proceeds from the sale to prepay borrowings under its Senior Credit Facility and ESOP Credit Facility. Pursuant to the prepayment, among other things, the stock pledges were released.

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF
HERCULES INCORPORATED
WILMINGTON, DELAWARE



      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Hercules Investments Sarl, a subsidiary of Hercules Incorporated, and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers Accountants N.V.
Amsterdam, The Netherlands
November 12, 2002

HERCULES INVESTMENTS SARL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                          Year Ended December 31,
                                                                 2001               2000             1999
                                                             -----------       -----------       -----------
Sales to third parties                                       $   512,579       $   580,730       $   647,182
Sales to Hercules Group                                           80,579           328,822           382,530
                                                             -----------       -----------       -----------
                                                                 593,158           909,552         1,029,712

Cost of sales                                                    354,441           580,886           639,939
Selling, general, and administrative expenses                    130,016           137,403           130,991
Research and development                                          14,057            19,977            25,399
Goodwill and intangible asset amortization                         6,114             8,279            11,257
Other operating expense (income), net (Note 13)                    9,354          (131,862)           27,840
                                                             -----------       -----------       -----------
Profit from operations                                            79,176           294,869           194,286
Interest and debt expense (Note 14)                               90,005            38,990               646
Other income, net (Note 15)                                       20,441            11,460             5,204
                                                             -----------       -----------       -----------
Income before income taxes, equity (loss) income
     and minority interest, net                                    9,612           267,339           198,844
Provision for income taxes (Note 16)                              28,176            46,244            61,019
                                                             -----------       -----------       -----------
Income before equity (loss) income
     and minority interest, net                                  (18,564)          221,095           137,825
Equity (loss) income of affiliated companies                     (10,026)           (3,891)            2,938
Minority interest, net                                            (1,563)           (1,441)           (2,984)
                                                             -----------       -----------       -----------
Net (loss) income                                                (30,153)          215,763           137,779

Additional minimum pension liability, net of
     tax of $(872)                                                (1,340)               --                --
Foreign Currency Translation, net of tax of $0 for
     each year                                                    59,040           (71,025)          (49,869)
                                                             -----------       -----------       -----------
Comprehensive income                                         $    27,547       $   144,738       $    87,910
                                                             ===========       ===========       ===========


    The accompanying notes are an integral part of the consolidated financial statements

HERCULES INVESTMENTS SARL
CONSOLIDATED BALANCE SHEETS

                                                                (Dollars in thousands)
                                                                      December 31,
                                                                  2001            2000
ASSETS
Current assets
Cash and cash equivalents                                      $  17,585       $  14,340
Accounts receivable, net (Note 3)                                127,314         147,439
Inventories (Note 4)                                              49,333          56,109
Deferred income taxes (Note 16)                                    2,614           2,231
                                                               ---------       ---------
Total current assets                                             196,846         220,119
                                                               ---------       ---------
Property, plant, and equipment, net (Note 9)                     216,488         275,325
Investments in affiliates (Note 5)                                19,565          30,279
Goodwill and other intangible assets, net (Note 10)              206,902         224,150
Deferred charges and other assets                                  9,902          12,427
                                                               ---------       ---------
Total assets                                                   $ 649,703       $ 762,300
                                                               =========       =========

LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
Accounts payable                                               $  73,888       $  84,955
Short-term debt (Note 6)                                           5,144          91,007
Accrued expenses (Note 9)                                         53,864          47,514
                                                               ---------       ---------
Total current liabilities                                        132,896         223,413
Long-term debt - third parties (Note 7)                              264              75
Deferred income taxes (Note 16)                                   65,440          59,679
Pension liability (Note 12)                                       24,203          20,757
Deferred credits and other liabilities                             3,720           2,030
                                                               ---------       ---------
Total liabilities                                                226,523         306,017
Commitments and contingencies (Note 17)

Minority Interest                                                 22,249          22,649
Net Hercules Group Investment (Note 20)
   Accumulated other comprehensive losses                        (50,559)       (108,259)
   Intercompany transactions                                     451,490         541,893
                                                               ---------       ---------
Total Net Hercules Group Investment                              400,931         433,634
                                                               ---------       ---------
Total liabilities and Net Hercules Group Investment            $ 649,703       $ 762,300
                                                               =========       =========


    The accompanying notes are an integral part of the consolidated financial statements

HERCULES INVESTMENTS SARL
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          (Dollars in thousands)
                                                                                          Year Ended December 31,
                                                                                  2001              2000              1999
                                                                                  ----              ----              ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income                                                              $ (30,153)        $ 215,763         $ 137,779
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property, plant and equipment                    20,774            28,615            32,784
Amortization of goodwill and other intangible assets                               6,114             8,279            11,257
Restructuring plans                                                                3,016             3,073            12,551
Deferred income tax                                                                9,835            14,360            12,967
Loss on disposals of property, plant and equipment                                 1,608             1,617               184
Gain on sale of investments                                                      (15,219)         (167,566)          (13,302)
Equity loss (income) of affiliates                                                10,026             3,891            (2,938)
Dividends received                                                                   593               579             3,093
Minority interest, net                                                             1,563             1,441             2,984
Corporate and other cost allocations                                              10,681            11,369            14,317
Accruals and deferrals of cash receipts and payments:
Accounts receivable                                                               12,858             4,239           (23,734)
Inventories                                                                      (20,978)           (9,883)           (5,245)
Accounts payable and accrued expenses                                               (717)          (29,689)            1,525
Noncurrent assets and liabilities                                                  5,537            (4,091)           11,138
Net transfers from (to) Hercules Group                                            70,621            74,314           (74,896)
                                                                               ---------         ---------         ---------
    Net cash provided by operations                                               86,159           156,311           120,464
                                                                               ---------         ---------         ---------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures, net of proceeds from sale                                  (17,554)          (68,708)          (72,437)
Proceeds from sale of investment                                                      --                --            22,009
Purchase of equity method investments                                                 --                --               (25)
                                                                               ---------         ---------         ---------
    Net cash used in investing activities                                        (17,554)          (68,708)          (50,453)
                                                                               ---------         ---------         ---------
CASH FLOW FROM FINANCING ACTIVITIES:
Change in short-term debt                                                        (84,303)           78,445           (58,154)
Long-term debt repayments                                                             --              (306)             (620)
Proceeds from issuance of long-term debt                                             193            41,213                --
Net transfers from (to) Hercules Group                                            18,798          (207,508)          (12,805)
                                                                               ---------         ---------         ---------
    Net cash used in financing activities                                        (65,312)          (88,156)          (71,579)
                                                                               ---------         ---------         ---------

                                                                               ---------         ---------         ---------
Effect of exchange rate changes on cash                                              (48)           (1,149)           (2,443)
                                                                               ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                               3,245            (1,702)           (4,011)
Cash and cash equivalents at beginning of year                                    14,340            16,042            20,053
                                                                               ---------         ---------         ---------
Cash and cash equivalents at end of year                                       $  17,585         $  14,340         $  16,042
                                                                               =========         =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amount capitalized)                                           $ 114,765         $     792         $     955
Income taxes, net                                                                 15,591            55,149            59,645
Noncash investing and financing activities:
Sale of investment in CP Kelco ApS  (Note 13)                                         --           119,261                --
Corporate and other cost allocations                                              10,681            11,369            14,317
Reversal of restructuring accruals to goodwill (Note 11)                             435             3,320                --

    The accompanying notes are an integral part of the consolidated financial statements

HERCULES INVESTMENTS SARL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      When Hercules acquired all of the outstanding shares of BetzDearborn Inc on October 15, 1998 it paid $2,235 million in cash and $186 million in common stock exchanged for the shares held by the BetzDearborn ESOP Trust. The purchase price allocated to the Company and its subsidiaries was approximately $682 million. During 1999, Hercules completed the purchase price allocation and the final determination of goodwill was $2,170 million of which the amount attributable to the Company was approximately $278 million. These financial statements include the push down of fair value adjustments to assets and liabilities, including goodwill, other intangible assets and property, plant and equipment and their related amortization and depreciation adjustments.

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

      Prior to fiscal year 2000, separate company stand-alone financial statements were not prepared for the Company. In November 2000, Hercules amended its senior credit facility and ESOP credit facility (the "Facilities"). The Facilities, as amended, are secured by liens on Hercules' property and assets (and those of Hercules' Canadian Subsidiaries), a pledge of the stock of substantially all of Hercules' domestic subsidiaries (including the Company) and 65% of the stock of foreign subsidiaries directly owned by Hercules, and a pledge of Hercules' domestic intercompany indebtedness. These consolidated financial statements present the financial information of the Company, a collateral party to the Hercules debt, based on the Hercules' understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-16 under the Securities and Exchange Commission's Regulation S-X. These statements were derived from historical accounting records.

      On April 29, 2002, in connection with Hercules' sale of its Water Treatment Business (see Note 21) and the repayment of the Facilities, the stock pledges were released. As a result, based on Hercules' current debt structure, these separate company stand-alone financial statements will not be required for the fiscal year ending December 31, 2002.

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

HERCULES INVESTMENTS SARL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

HERCULES INVESTMENTS SARL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      The company provides taxes on undistributed earnings of subsidiaries and affiliates included in consolidated retained earnings to the extent such earnings are planned to be remitted and not re-invested permanently. The undistributed earnings/(loss) of subsidiaries and affiliates on which no provision for foreign withholding or US income taxes has been made amounted to approximately $25,645 thousand, $(7,730) thousand and $9,273 thousand at December 31, 2001, 2000 and 1999, respectively. US and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the US statutory rate because of the availability of tax credits.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

      The accompanying consolidated financial statements are reported in U.S. dollars. The Euro is the functional currency for the Company. The translation of the functional currencies of the Company's subsidiaries into U.S. dollars (reporting currency) is performed for assets and liabilities using the current exchange rates in effect at the balance sheet date, and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income, a separate component of Net Hercules Group Investment.

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

DERIVATIVE INSTRUMENTS AND HEDGING

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company has not designated any derivative as a hedge instrument and accordingly, changes in fair value of derivatives are recorded each period in earnings. The adoption of SFAS 133 did not result in a pre-tax or post-tax cumulative-effect-type adjustment to income and did not result in a change to other comprehensive income (loss).

HERCULES INVESTMENTS SARL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

MINORITY INTEREST

      Minority interest at December 31, 2001 and 2000 represents a 38.97% proportionate share of the equity of Hercules Quimica S.A., owned by a Hercules Group affiliate and a 0.4% proportionate share of the equity of Hercules Holding BV/BVBA, owned by a Hercules Group affiliate.

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

HERCULES INVESTMENTS SARL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Effective January 1, 2002 Hercules adopted the provisions of SFAS 142. Hercules identified the following reporting units: BetzDearborn and Pulp and Paper, Aqualon and FiberVisions. In connection with Hercules' transitional review, recorded goodwill was determined to be impaired in the BetzDearborn reporting unit. In the first quarter 2002, Hercules completed its transitional impairment review of the identified reporting units and recognized an after tax impairment loss of $368 million as a cumulative effect of a change in accounting principle. As a result of Hercules' adoption of SFAS 142, the Company will no longer record approximately $6.1 million of annual amortization relating to existing goodwill and intangibles.

      Goodwill related to the BetzDearborn business was evaluated for impairment at December 31, 2001 under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Fixed Assets and for Long-Lived Assets to Be Disposed of". Such evaluation indicated that goodwill associated with the business was recoverable from anticipated future undiscounted cash flows. Accordingly, no impairment loss was recorded in the December 31, 2001 financial statements.

      In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe it will have a material effect on its financial statements.

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe it will have a material effect on its financial statements.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The Company elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses from the Extinguishment of Debt" ("SFAS 4"). The early adoption of SFAS 145 had no effect on the Company's financial statements.

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

3.    ACCOUNTS RECEIVABLE, NET

      Accounts receivable, net, consists of:

                                               (Dollars in thousands)
                                               2001              2000
                                            ---------         ---------
Trade                                       $ 121,937         $ 139,568
Other                                           8,440            10,228
                                            ---------         ---------
                                              130,377           149,796
Less allowance for doubtful accounts           (3,063)           (2,357)
                                            ---------         ---------
Total                                       $ 127,314         $ 147,439
                                            =========         =========

HERCULES INVESTMENTS SARL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Other accounts receivable mainly comprise VAT receivable.

4.    INVENTORIES

      The components of inventories are:

                                                (Dollars in thousands)
                                                  2001          2000
                                                -------        -------
Finished products                               $32,386        $30,895
Materials, supplies, and work in process         16,947         25,214
                                                -------        -------
Total                                           $49,333        $56,109
                                                =======        =======

5.    INVESTMENTS

      The Company has various equity investments in companies, as described below. Summarized financial information for these equity affiliates at December 31, and for the three years then ended is as follows:

                                                (Dollars in thousands)
                                                  2001          2000
                                                  ----          ----
Current assets                                  $241,134      $269,814
Non-current assets                               890,455       942,946

Current liabilities                             $ 81,123      $109,486
Non-current liabilities                          725,523       730,579

                                                  2001          2000        1999
                                                  ----          ----        ----
Net sales                                       $471,411      $143,245     $56,410
Gross profit                                     148,987        17,290      14,488
Net (losses) earnings                            (50,021)      (15,864)      5,865

      At December 31, 2001, the Company's equity investments, all affiliates of the Hercules Group, consisted of a 50% ownership of Abieta Chemie GmbH and BetzDearborn Nippon KK, a 49% ownership of Hercules Mas Indonesia, and a 28.57% ownership of the consolidated group CP Kelco ApS. The Company's carrying value for these investments at December 31, 2001 and 2000 equals its share of the underlying equity in net assets of the respective affiliates. Dividends paid to the Company from its equity investees were $593 thousand, $579 thousand and $3,093 thousand during 2001, 2000 and 1999, respectively. Except for CP Kelco ApS, each of these entities operates in lines of business similar to the Company, supplying engineered process and water treatment chemical programs, as well as products that manage the properties of aqueous systems, for industrial, commercial and institutional establishments. As discussed further in Note 13, CP Kelco ApS was the Company's Food Gums business that was divested in 2000.

6.    SHORT-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

      Short-term debt of $5,144 thousand and $91,007 thousand at December 31, 2001 and 2000, respectively, consists of bank borrowings primarily representing foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period.

      Short-term debt with affiliates of $3,539 thousand and $32,734 thousand at December 31, 2001 and 2000, respectively, is recorded in Net Hercules Group Investment in the consolidated balance sheet and is generally payable on demand with interest at various rates.

      At December 31, 2001 and 2000, the Company had $7,155 thousand and $34,774 thousand, respectively, of unused lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds.

      Weighted-average interest rates on all short-term borrowings at December 31, 2001 and 2000 were 4.40% and 5.60%, respectively.

HERCULES INVESTMENTS SARL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

      Long-term debt with third parties and affiliates at December 31, 2001 and 2000 is summarized as follows:

                                                           (Dollars in thousand)
                                                           2001              2000
                                                           ----              ----
5.72% third party note                                  $      309        $       93
Other                                                           24                45
                                                        ----------        ----------
Less current maturities                                         69                63
                                                        ----------        ----------
Total long-term debt, third party                              264                75
                                                        ----------        ----------

4.93% affiliate note                                     1,614,562         1,698,968
Cibor + 0.0075% affiliate note                              21,799            22,853
Euribor + 0.5% affiliate note                               19,496            20,516
                                                        ----------        ----------
Less current maturities                                         --                --
                                                        ----------        ----------
Total long-term debt, affiliates                         1,655,857         1,742,337

                                                        ----------        ----------
Total long term debt, third party and affiliates        $1,656,121        $1,742,412
                                                        ==========        ==========

      Long-term debt with affiliates, which is recorded in Net Hercules Group Investment in the consolidated balance sheet, has no stated maturity. Third party long-term debt at December 31, 2001 matures as follows: $69 thousand, $48 thousand, $50 thousand, $53 thousand and $113 thousand in the years 2002, 2003, 2004, 2005 and 2006 and thereafter, respectively. The fair values of the Company's long-term debt were $1,656 thousand at December 31, 2001 and $1,742 thousand at December 31, 2000. The Company believes that the carrying value of long-term debt borrowings approximates fair value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

8.    LONG-TERM INCENTIVE COMPENSATION PLANS

      The Company participates in long-term incentive compensation plans sponsored by Hercules. These plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.

      In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options, and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 189,704 at December 31, 2001, and 491,488 and 926,689 at December 31, 2000 and
1999, respectively.

      At December 31, 2001, under Hercules' incentive compensation plans, 1,265,493 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

      Restricted shares, options and performance-accelerated stock options are forfeited and revert to Hercules in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

      The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There were no charges to income for the cost of stock awards over the restriction or performance period for 2001, 2000 and 1999, respectively.

HERCULES INVESTMENTS SARL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Below is a summary of outstanding stock option grants under the incentive compensation plans during 1999, 2000 and 2001:

                                                Regular                              Performance-Accelerated
                                   -----------------------------------          -----------------------------------
                                    Number of        Weighted-average            Number of         Weighted-average
                                      Shares               price                   Shares               price
                                   ----------------------------------           -----------------------------------
December 31, 1998                     418,250               $39.64                  89,050               $45.39
Granted                               215,500               $37.61                  60,775               $37.49
Exercised                                   -                    -                       -                    -
Forfeited                                   -                    -                    (900)              $45.73
                                   --------------------------------             -----------------------------------
December 31, 1999                     633,750               $38.95                 148,925               $42.16
Granted                               141,000               $17.25                       -                    -
Exercised                                   -                    -                       -                    -
Forfeited                             (19,650)              $36.82                  (1,350)              $37.56
                                   --------------------------------             -----------------------------------
December 31, 2000                     755,100               $34.95                 147,575               $42.21
Granted                                80,125               $11.28                       -                    -
Exercised                                   -                    -                       -                    -
Forfeited                             (60,460)              $30.85                    (900)              $45.73
                                   --------------------------------             -----------------------------------
December 31, 2001                     774,765               $32.82                 146,675               $42.18

The weighted-average fair value of regular stock options granted during 1999, 2000 and 2001 was $8.25, $8.85 and $5.69, respectively. The weighted-average fair value of performance-accelerated stock options granted during 1999, 2000 and 2001 was $7.99, $0 and $0, respectively.

      Following is a summary of regular stock options exercisable at December 31, 1999, 2000, and 2001, and their respective weighted-average share prices:

                                        Number of        Weighted-average
Options Exercisable                      Shares           exercise price
-------------------                      ------           --------------
December 31, 1999                        290,545              $39.85
December 31, 2000                        533,705              $37.14
December 31, 2001                        612,365              $36.57

      There were no performance-accelerated stock options exercisable at December 31, 1999, 2000 and 2001.

      Following is a summary of stock options outstanding at December 31, 2001:

                                             Outstanding Options                                  Exercisable Options
                          ---------------------------------------------------------      ----------------------------------------
                              Number          Weighted-average      Weighted-                 Number             Weighted-
                          Outstanding at         Remaining           average              Exercisable at          average
Exercise Price Range        12/31/2001        Contractual Life    exercise price            12/31/2001         exercise price
                          ---------------------------------------------------------      ----------------------------------------
Regular Stock Options
$11 - $20                     196,275               8.75              $14.81                68,845               $17.25
$20 - $30                      44,475               6.67              $25.56                44,475               $25.56
$30 - $40                     462,540               6.23              $38.71               427,570               $38.80
$40 - $50                      63,075               6.11              $47.82                63,075               $47.82
$50 - $60                       8,400               4.11              $55.38                 8,400               $55.38
                           -----------                                                    ---------
                              774,765                                                      612,365
                           -----------                                                    ---------

Performance-Accelerated
 Stock Options
$14 - $40                      89,500               6.69              $37.98                     -
$40 - $50                      50,075               5.82              $47.83                     -
$50 - $61                       7,100               4.11              $55.38                     -
                           -----------                                                    ---------
                              146,675                                                            -
                           -----------                                                    ---------

      The Company currently expects that 100% of performance-accelerated stock options will eventually vest.

      The Company's employees may also participate in the Hercules Employee Stock Purchase Plan ("ESSP"). The ESSP is a qualified non-compensatory plan, which allows eligible employees to acquire shares of common stock through systematic payroll deductions. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Currently, there are no shares of Hercules common stock registered for offer and sale under the plan. Shares issued at December 31, 2001 and 2000, were 1,758,081 and 1,597,861, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan.

HERCULES INVESTMENTS SARL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Had compensation cost for Hercules' Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

      The following weighted-average assumptions would be used in estimating fair value for 2001, 2000 and 1999:

                                                            Performance         Employee Stock
Assumption                               Regular Plan     Accelerated Plan      Purchase Plan
----------                               ------------     ----------------      -------------
Dividend yield                              0.96%              3.83%                 0.0%
Risk-free interest rate                     5.80%              5.57%                4.86%
Expected life                              7.1 yrs.            5 yrs.               3 mos.
Expected volatility                         33.36%             29.78%               49.11%

      The Company's net income and earnings per share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                                              (Dollars in thousands)
                                        2001            2000           1999
                                        ----            ----           ----
Net (loss) income
As reported                            $(30,153)       $215,763        $137,779
Pro forma                              $(31,100)       $214,434        $136,521

9.    ADDITIONAL BALANCE SHEET DETAIL

                                                    (Dollars in thousands)
                                                    2001              2000
                                                    ----              ----
Property, plant, and equipment
Land                                             $   4,659         $   7,240
Buildings and equipment                            436,298           533,902
                                                 ---------         ---------
Total                                              440,957           541,142
Accumulated depreciation and amortization         (224,469)         (265,817)
                                                 ---------         ---------
Net property, plant, and equipment               $ 216,488         $ 275,325
                                                 =========         =========
Accrued expenses
Payroll and employee benefits                    $  14,986         $  14,395
Income taxes payable                                 9,315             4,966
Restructuring (Note 11)                             10,002            12,743
Environmental                                        9,300             9,300
Other                                               10,261             6,110
                                                 ---------         ---------
                                                 $  53,864         $  47,514
                                                 =========         =========

10.   GOODWILL AND OTHER INTANGIBLES ASSETS

      At December 31, 2001 and 2000, the goodwill and other intangible assets were:

                                                  (Dollars in thousands)
                                                  2001              2000
                                                  ----              ----
Goodwill                                        $ 225,472         $ 241,109
Other intangibles                                   4,467             7,820
                                                ---------         ---------
Total                                             229,939           248,929
Less accumulated amortization                     (23,037)          (24,779)
                                                ---------         ---------
Net goodwill and other intangible assets        $ 206,902         $ 224,150
                                                =========         =========

      Goodwill and other intangible assets primarily represent amounts capitalized from the Hercules acquisition of BetzDearborn (Note 1).

HERCULES INVESTMENTS SARL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.   RESTRUCTURING

      The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs, primarily related to the plans initiated upon the creation of the European Shared Service Center in 1997, the acquisition of BetzDearborn in 1998 and the Work Process Redesign ("WPR") program in 2001. During the third quarter of 2001, Hercules started a Work Process Redesign program. The WPR program has been set up to analyze and change the way we work to improve the mechanics of how we do business - to do it better, quicker and at less costs. Teams were established to focus initially on seven work processes of our business that needed major improvement: manufacturing, solicit order to cash, finance and control fundamentals, logistics, information technology, purchase to pay and discovery to commercialization.

      Pursuant to the plans in place to merge the operations of BetzDearborn with Hercules and to rationalize the support infrastructure and other existing operations, facilities were closed and in total approximately 68 employees were terminated in the year 2000 and cash worth approximately $13.6 million was paid for severance benefits and other exit costs. The estimate for the remaining plans was decreased by approximately $3.3 million against goodwill due to lower than planned severance benefits as the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits. The estimate for the plans related to the shared service center was decreased by approximately $1.7 million against operating expense.

      As a result of the WPR program, we estimate approximately 68 employees to leave and have charged $3.4 million to operating expense for these costs. These employees come from various parts of the business, including but not limited to all above-mentioned processes.

      During the year 2001, a total of approximately 183 employees were terminated and cash worth approximately $5.3 million was paid for severance benefits and other exit costs. The estimate for the remaining plans was decreased by $435 thousand against goodwill due to lower than planned severance benefits as the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits. The estimate for the plans related to the shared service center was decreased by $386 thousand against operating expense.

      Severance benefits payments are based on years of service and generally continue for 3 months to 24 months subsequent to termination. We expect to substantially complete remaining actions under the plans in 2002.

      A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                        (Dollars in thousands)
                                                         2001             2000
                                                         ----             ----
Balance at beginning of year                          $ 12,743         $ 26,546
Cash payments                                           (5,322)         (13,556)
Additional termination benefits and exit costs           3,402            4,731
Reversals against goodwill                                (435)          (3,320)
Reversals against earnings                                (386)          (1,658)
                                                      --------         --------
Balance at end of year                                $ 10,002         $ 12,743
                                                      ========         ========

HERCULES INVESTMENTS SARL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.   PENSION

      The Company has a number of pension plans in Europe, covering substantially all employees. The following chart lists benefit obligations, plan assets, and funded status of the plans.

                                                    (Dollars in thousands)
                                                       2001        2000
                                                       ----        ----
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at January 1                     $ 25,087     $37,408
Service cost                                             909         842
Interest cost                                          1,454       1,388
Employee contributions                                     -           7
Reclassification of assets for plan settlement             -        (416)
Settlements and transfers                                  -     (10,612)
Translation difference                                (1,307)     (3,108)
Actuarial loss                                         2,794         111
Benefits paid from plan assets                             -         (10)
Benefits paid by company                                (674)       (523)
                                                    --------     -------
Benefit obligation at December 31                   $ 28,263     $25,087
                                                    ========    ========

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1                 1,616       2,817
Actual return on plan assets                              11          22
Employee contributions                                     -           7
Settlements and transfers                                 --      (1,109)
Company contributions                                    103         122
Translation difference                                   (81)       (233)
Benefits paid from plan assets                            --         (10)
                                                    --------     -------
Fair value of plan assets at December 31            $  1,649     $ 1,616
                                                    ========    ========

Funded status of the plans                           (26,614)    (23,471)
Unrecognized actuarial loss                            4,514       1,876
Unrecognized prior service cost                          103         119
Unrecognized net transition obligation                   602         719
                                                    --------     -------
Accrued benefit cost                                $(21,395)   $(20,757)
                                                    ========    ========

AMOUNTS RECOGNIZED IN THE STATEMENT OF
FINANCIAL POSITION CONSIST OF:

Intangible asset                                         596           -
Other comprehensive income                             2,212           -
Additional minimum liability                          (2,808)          -
Accrued benefit liability                            (21,395)    (20,757)
                                                    --------     -------
                                                    $(21,395)   $(20,757)
                                                    ========    ========
ASSUMPTIONS AS OF DECEMBER 31

Weighted-average discount rate                          5.00%       5.75%
Expected return on plan assets                          6.00%       6.50%
Rate of compensation increase                           3.00%       3.50%

HERCULES INVESTMENTS SARL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

COMPONENTS OF NET PERIOD PENSION COST

                                                     Pension Benefits
                                              2001         2000         1999
                                              ----         ----         ----
Service cost                               $   909      $   842      $ 1,510
Interest cost                                1,454        1,388        2,258
Expected return on plan assets                 (37)         (36)         (98)
Amortization and deferrals                      (8)         (17)         (14)
Gain on settlements                              -       (8,675)           -
Amortization of prior service cost              66           10           12
Amortization of transition asset                82        2,129          351
                                           -------     -------       -------
Benefit (credit) cost                      $ 2,466     $(4,359)      $ 4,019
                                           -------     -------       -------

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefits obligations in excess of plan assets were $17,410 thousand, $16,241 thousand and $0, respectively, as of December 31, 2001 and $23,562 thousand, $19,780 thousand and $ 0 thousand, respectively, as of December 31, 2000.

      The Company's employees in The Netherlands participate in a multi-employer pension fund which is administered by an affiliated company. Contribution amounts are based upon costs allocated to the Company by the Plan administrator. Pension costs/(benefits) relating to the multi-employer plan were $1,265 thousand, $(428) thousand and $199 thousand in 2001, 2000 and 1999, respectively.

      During 1999 and up to March 1, 2000, the Company's Belgian employees participated in a defined benefit pension plan. On March 1, 2000, the Company terminated its participation in the defined benefit pension plan and primarily all Belgian employees were transferred into a Company sponsored defined contribution plan on that date. The Company's cost of the defined contribution plan for the year ended December 31, 2001 was $330 thousand and for the period March 1, 2000 through December 31, 2000 was $222 thousand.

13.   OTHER OPERATING (INCOME) EXPENSES, NET

      Other operating expense, net, in 2001 includes $15,219 thousand in net gains from the sale of the Company's hydrocarbon resins business, select portions of its rosin resins business, and its peroxy chemicals business. Furthermore, other operating expense, net, includes Hercules Group affiliate royalty costs totaling $25,164 thousand, net restructuring costs totaling $3,016 thousand, net losses on assets sales totaling $1,608 thousand and foreign currency gains totaling $5,215 thousand.

      Other operating income, net, in 2000 include a gain of $167,566 thousand from the sale of the Food Gums division. On September 28, 2000, the Company sold its Food Gums division to CP Kelco, a joint venture with Lehman Brothers Merchant Banking Partners II, L.P., which contributed approximately $300 million in equity. The Company received a note of approximately $248 million from Hercules, which collected the original cash proceeds, recorded tax expenses of approximately $61 million and retained a 28.57% equity position in CP Kelco. CP Kelco simultaneously acquired Kelco biogums business of Pharmacia Corporation (formerly Monsanto Corporation). Other operating expenses, net, also include Hercules Group affiliate royalty costs, net restructuring costs, environmental costs, net losses on asset dispositions and foreign currency losses totaling $22,471 thousand, $3,073 thousand, $8,500 thousand, $1,617 thousand and $43 thousand, respectively.

      Other operating expenses, net, in 1999 include Hercules Group affiliate royalty costs of $27,318 thousand, a gain on sale of investments of $13,302 thousand, net restructuring costs of $12,551, environmental costs of $800 thousand, net losses on asset dispositions of $184 thousand and foreign currency losses amounting to $289 thousand.

14.   INTEREST AND DEBT EXPENSE

      No interest and debt costs were capitalized during 2001, 2000 and 1999. The costs incurred are presented separately in the consolidated statement of income and are primarily from debt with affiliates.

HERCULES INVESTMENTS SARL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


15.   OTHER INCOME (EXPENSE), NET

      Other income (expense), net, consists of the following:

                                                               (Dollars in thousands)
                                                           2001         2000         1999
                                                           ----         ----         ----
Interest income, net                                    $ 18,682     $ 11,124      $ 9,742
Rent                                                          28           27          (6)
Miscellaneous income (expense), net                        1,731          309      (4,532)
                                                        --------     --------      -------
                                                        $ 20,441     $ 11,460      $ 5,204
                                                        ========     ========      =======

16.   INCOME TAXES

      A summary of the components of the tax provision follows:

                                                               (Dollars in thousands)
                                                             2001       2000          1999
                                                             ----       ----          ----
Current                                                  $ 18,341    $ 31,884      $ 48,052
Deferred                                                    9,835      14,360        12,967
                                                         --------    --------      --------
Provision for income taxes                               $ 28,176    $ 46,244      $ 61,019
                                                         ========    ========      ========

      Deferred tax (liabilities) assets at December 31 consist of:

                                 (Dollars in thousands)

                                                             2001       2000
                                                             ----       ----
Depreciation                                             $(37,991)   $(41,661)
Goodwill amortization                                      (9,497)     (8,819)
Fixed asset valuation                                        (101)     (2,207)
Intangible asset                                             (613)     (1,385)
Insurance provision                                        (4,193)     (4,989)
Replacement provision                                     (10,491)     (3,282)
Other                                                      (4,817)     (2,151)
                                                         --------    --------
Gross deferred tax liabilities                            (67,703)    (64,494)
                                                         --------    --------

Loss carryforwards                                            950       2,959
Accrued pension                                             2,169          --
Allowance for doubtful accounts                             1,119          58
Inventory valuation                                         1,506       2,551
Other                                                         602       2,181
                                                         --------    --------
Gross deferred tax assets                                   6,346       7,749
                                                         --------    --------
Valuation allowance                                        (1,469)       (703)
                                                         --------    --------
                                                         $(62,826)   $(57,448)
                                                         ========    ========

HERCULES INVESTMENTS SARL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      A reconciliation of the statutory income tax rate to the effective rate follows:

                                                          2001           2000            1999
                                                          ----           ----            ----
Statutory income tax rate                                37.5%          37.5%           37.5%
Goodwill amortization                                    18.1%           0.0%            0.0%
Non-deductible expenses                                  78.9%           5.0%            1.8%
Non-taxable income                                    (157.9)%         (4.8)%          (1.6)%
Tax rate differences on subsidiary earnings             344.8%         (1.4)%          (1.2)%
Gain on sale of investment                             (22.5)%        (23.5)%          (3.3)%
Effects of rate changes                                (14.0)%           0.0%            0.0%
Other                                                     8.2%           4.5%          (2.5)%
                                                       ------          -----            -----
Effective tax rate                                      293.1%          17.3%           30.7%
                                                       ======          ======           =====

      The net operating losses have a carryforward period ranging from 5 years to indefinite, but may be limited in their use in any given year.

17.   COMMITMENTS AND CONTINGENCIES

Leases

      The Company has operating leases (including office space, transportation, and data processing equipment) expiring at various dates. Rental expense was $8,822 thousand, $ 8,076 thousand and $ 8,786 thousand in 2001, 2000 and 1999, respectively.

      At December 31, 2001, minimum rental payments under non-cancelable leases aggregated $18,823 thousand. The net minimum payments over the next five years and thereafter are $5,697 thousand in 2002, $4,008 thousand in 2003, $2,201 thousand in 2004, $1,071 thousand in 2005, $931 thousand in 2006 and $4,915 thousand beyond 2006.

Litigation

      The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

HERCULES INVESTMENTS SARL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      On May 1, 2001, the Company sold a hydrocarbon resins manufacturing facility located in Middelburg, the Netherlands as part of the sale by Hercules of its Resins Division to Eastman Chemical Resins, Inc. Under the Purchase and Sale Agreement between the parties, Hercules retained certain specific liabilities relating to environmental conditions at the Middelburg hydrocarbon resins plant, including pre-existing contamination

      At December 31, 2001, the total accrued liability of $9,300 thousand for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The extent of liability is evaluated quarterly. The measurement of the liability is evaluated based on currently available information, including the process of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of remediation that will be required and the negotiations regarding apportionment of costs among other private parties. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of the Company.

18.   RELATED PARTY TRANSACTIONS

      The Company has entered into certain agreements with affiliated entities. These agreements were developed in the context of a Hercules Group/subsidiary relationship and therefore may not necessarily reflect the result of arm's-length negotiations between independent parties. All transactions described below are eliminated on consolidation of Hercules.

      Intercompany borrowing and interest: The Company has intercompany loans with Hercules affiliated entities. The loans with affiliates are included in net Hercules Group investment in the consolidated balance sheet. Interest paid to affiliated entities was $115,325 thousand, $42,602 thousand and $2,581 thousand in 2001, 2000 and 1999, respectively.

      Corporate, regional and other allocations: As discussed in Note 1, the consolidated financial statements of the Company reflect certain allocated support costs incurred by other entities in the Hercules group and incurred by the Company.. These costs include executive, legal, accounting, tax, auditing, cash management, purchasing, human resources, safety, health and environmental, information management, investor relations and other corporate services. Allocations and charges included in the Company's consolidated financial statements were based either on a direct cost pass-through for items directly identified as related to the Company's activities; a percentage allocation for such services provided based on factors such as sales, net assets, cost of sales; or a relative weighting of geographic activity. These allocations are reflected in the selling, general and administrative line item in the consolidated statement of income. Such allocations and corporate charges totaled approximately $43,836 thousand, $23,980 thousand and $31,596 thousand in 2001, 2000 and 1999, respectively.

      Sales to affiliates: The Company sells raw material and finished goods inventory in the normal course of business to affiliated companies. The Company's revenues from sales to affiliated companies are presented separately in the consolidated statement of income.

      Purchases from affiliates: The Company purchases in the normal course of business raw material and finished goods inventory from affiliated companies. The Company's purchases of inventory from affiliated companies is reflected in costs of sales in the consolidated statement of income and totaled $66,648 thousand, $221,230 thousand and $241,737 thousand in 2001, 2000 and 1999, respectively.

      Royalties: The Company entered into a license agreement in respect of the use of manufacturing formulations and specifications developed and owned by an affiliated entity. Total royalties accrued in respect of this agreement are included in the other operating (income) expense line item in the consolidated statement of income and totaled $25,164 thousand, $22,471 thousand and $27,318 thousand in 2001, 2000 and 1999, respectively.

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

FOREIGN EXCHANGE RISK MANAGEMENT

      The Company has selectively used foreign currency forward contracts to offset the effects of exchange rate changes on reported earnings, cash flow, and net asset positions. The primary exposures are denominated in the U.S. Dollar, the

HERCULES INVESTMENTS SARL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Japanese Yen and the British Pound Sterling. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than three months. At December 31, 2001 and 2000, the Company had outstanding forward-exchange contracts to purchase foreign currencies aggregating $87,616 thousand and $78,281 thousand, respectively, and to sell foreign currencies aggregating $87,676 thousand and $78,712 thousand, respectively. The foreign exchange contracts outstanding at December 31, 2001 will mature during 2002.

FAIR VALUES

      The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2001 and 2000:

                                                            (Dollars in thousands)
                                                      2001                         2000
                                                      ----                         ----

                                              Carrying                      Carrying
                                               Amount      Fair Value        Amount     Fair Value
                                               ------      ----------        ------     ----------
Foreign exchange contracts                    $  (60)       $   (60)        $  (430)     $  (430)

      The carrying amount represents the net unrealized gain or net interest payable associated with the contracts at the end of the period. Fair values of derivative contracts are indicative of cash that would have been required had settlement been December 31, 2001. Foreign exchange contracts are valued based on year-end exchange rates.

20.   NET HERCULES GROUP INVESTMENT

      Changes in Net Hercules Group Investment were as follows:

Balance, January 1, 1999                                            $ 694,589
Net income                                                            137,779
Other comprehensive loss                                              (49,869)
Intercompany transactions, net                                        (95,424)
                                                                --------------
Balance, December 31, 1999                                            687,075
Net income                                                            215,763
Other comprehensive loss                                              (71,025)
Intercompany transactions, net                                       (398,179)
                                                                --------------
Balance, December 31, 2000                                            433,634
Net loss                                                              (30,153)
Other comprehensive income                                             57,700
Intercompany transactions, net                                        (60,250)
                                                                --------------
Balance, December 31, 2001                                          $ 400,931
                                                                ==============

      The Company includes accumulated other comprehensive losses in Net Hercules Group Investment. At December 31, 2001, accumulated other comprehensive income consisted of an additional minimum pension liability and foreign currency translation adjustments, net of tax, of $1,340 thousand and $(51,899) thousand, respectively. At December 31, 2000 and 1999, accumulated other comprehensive losses consisted of foreign currency translation adjustments, net of tax, of $(108,259) thousand and $(37,234) thousand, respectively.

21.   SUBSEQUENT EVENT

      On April 29, 2002, Hercules completed the sale of its Water Treatment Business to GE Specialty Materials (GESM). Pursuant to the Stock and Asset Agreement for the transaction, the sale included all of the stock of BetzDearborn and the Company. Hercules used the proceeds from the sale to prepay borrowings under its Senior Credit Facility and ESOP Credit Facility. Pursuant to the prepayment, among other things, the stock pledges were released.

                          REPORT OF INDEPENDENT ACCOUNTANTS


TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF
HERCULES INCORPORATED
WILMINGTON, DELAWARE


    In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of WSP, Inc., a subsidiary of Hercules Incorporated, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


    As more fully discussed in Note 7, the Company has restated its December 31, 2000 and 1999 financial statements to correctly reflect equity income (loss) from an equity investment.



PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 2, 2002

WSP, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                       (Dollars in thousands)
                                                                             Restated    Restated
                                                                    2001       2000        1999
                                                                  --------   --------    --------
Interest income                                                   $     --   $  2,452    $     --
                                                                  --------   --------    --------
Income before income taxes and equity income (loss)                     --      2,452          --
Provision for income taxes (Note 6)                                     --     (3,523)      3,108
                                                                  --------   --------    --------
Income before equity income (loss)                                      --      5,975      (3,108)
Equity income (loss) of affiliated company, net of tax (Note 3)      2,691    (22,770)      7,769
                                                                  --------   --------    --------
Net income (loss)                                                    2,691    (16,795)      4,661
Translation gain, net of tax                                           624        637         440
                                                                  --------   --------    --------
Comprehensive income (loss)                                       $  3,315   $(16,158)   $  5,101
                                                                  --------   --------    --------


    The accompanying notes are an integral part of the financial statements.

WSP, INC.
BALANCE SHEETS


                                                     (Dollars in thousands)
                                                                 Restated
                                                          December 31,
                                                        2001       2000
                                                      --------   --------
ASSETS
Investments (Note 3)                                  $126,828   $123,513
                                                      --------   --------
          Total assets                                $126,828   $123,513
                                                      ========   ========

LIABILITIES AND NET HERCULES GROUP INVESTMENT
Current liabilities
    Current tax liability (Note 6)                    $     --   $    981
                                                      --------   --------
          Total current liabilities                         --        981
Deferred income taxes (Note 6)                              --         --
                                                      --------   --------
          Total liabilities                                 --        981
Commitments and contingencies (Note 4)                      --         --

Net Hercules Group investment (Note 5)

Accumulated other comprehensive income                   1,701      1,077
Intercompany balances, net                             125,127    121,455
                                                      --------   --------
Net Hercules Group investment                          126,828    122,532
                                                      --------   --------
          Total liabilities and net Hercules
            Group investment                          $126,828   $123,513
                                                      ========   ========


    The accompanying notes are an integral part of the financial statements.

WSP, INC.
STATEMENTS OF CASH FLOWS


                                                                                      (Dollars in thousands)
                                                                                               Restated    Restated
                                                                                        Year Ended December 31,
                                                                                     2001        2000        1999
                                                                                   --------    --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $  2,691    $(16,795)   $ (4,661)
Adjustments to reconcile net income (loss) to net cash provided from operations:
    Affiliates' (earnings) losses in excess of dividends received                    (2,691)     22,770      (7,769)
    Deferred income taxes                                                                --      (4,504)      3,108
    Accruals and deferrals of cash receipts and payments:
      Accounts payable and accrued expenses                                            (981)        981          --
                                                                                   --------    --------    --------
      Net cash (used in) provided by operations                                        (981)      2,452          --

CASH FLOW FROM INVESTING ACTIVITIES:
                                                                                   --------    --------    --------
      Net cash (used in) investing activities                                            --          --          --
                                                                                   --------    --------    --------
CASH FLOW FROM FINANCING ACTIVITIES:
Transfers from (to) Hercules Group                                                      981      (2,452)         --
                                                                                   --------    --------    --------
      Net cash provided by (used in) financing activities                               981      (2,452)         --
                                                                                   --------    --------    --------
Net increase in cash and cash equivalents                                                --          --          --
Cash and cash equivalents at beginning of year                                           --          --          --
                                                                                   --------    --------    --------
Cash and cash equivalents at end of year                                           $     --    $     --    $     --
                                                                                   ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Income taxes paid, net                                                           $    981          --          --


    The accompanying notes are an integral part of the financial statements.

WSP, INC.
NOTES TO FINANCIAL STATEMENTS


1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      WSP, Inc. ("WSP"), a U.S. holding company, is owned 100% by Hercules Incorporated ("Hercules"). WSP owns 0.5818% of Aqualon Company, a U.S. partnership that is engaged in providing products and services to manage the properties of aqueous (water-based) systems. WSP also owns 49% of FiberVisions, L.L.C., a limited liability corporation that serves worldwide markets for polypropylene nonwoven fiber used to make disposable hygiene products.

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

       On April 29, 2002, in connection with Hercules' sale of its Water Treatment Business (see Note 8) and the repayment of the Facilities, the stock pledges were released. As a result, based on Hercules' current debt structure, these separate company stand-alone financial statements will not be required for the fiscal year ending December 31, 2002.

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

WSP, INC.
NOTES TO FINANCIAL STATEMENTS

RECLASSIFICATIONS

   Certain amounts in the 2000 and 1999 consolidated financial statements and notes have been reclassified to conform to the 2001 presentation.

3.    INVESTMENTS

   Total investments in affiliated companies were as follows:

                                    (Dollars in thousands)
                                       2001       2000
                                     --------   --------

Investment in FiberVisions, L.L.C    $125,013   $121,698
Investment in Aqualon Company           1,815      1,815
                                     --------   --------

Total Investments                    $126,828   $123,513
                                     ========   ========


    Summarized financial information for FiberVisions, L.L.C. at December 31, 2001 and 2000 and the years then ended is as follows:

                              (Dollars in thousands)
                                 2001       2000
                               --------   --------

Current assets                 $ 61,232   $ 68,290
Non-current assets              301,892    322,085
Current liabilities              40,430     45,780
Other non-current liabilities    68,805     74,024

                     (Dollars in thousands)
                 2001        2000         1999
               ---------   ---------    ---------

Net sales      $ 218,366   $ 251,859    $ 253,648
Gross profit      33,973      28,726       59,952
Net earnings       5,491     (46,468)      15,855

       The summarized financial information above does not include certain intercompany assets and liabilities recorded in FiberVisions, L.L.C. These intercompany accounts have been reclassified to the net Hercules Group investment in accordance with the Company's accounting policy (see Note 2).

4.    COMMITMENTS AND CONTINGENCIES

       WSP currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of WSP's management, none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position and results of operations of WSP.

WSP, INC.
NOTES TO FINANCIAL STATEMENTS


5.   NET HERCULES GROUP INVESTMENT

       Changes in net Hercules Group investment were as follows:

                                         (Dollars in thousands)
Balance, January 1, 1999                       $ 136,041
Net income                                         4,661
Other comprehensive income                           440
Intercompany transactions, net                        --
                                               ---------
Balance, December 31, 1999                       141,142
Net loss                                         (16,795)
Other comprehensive income                           637
Intercompany transactions, net                    (2,452)
                                               ---------
Balance, December 31, 2000                       122,532
Net income                                         2,691
Other comprehensive income                           624
Intercompany transactions, net                       981
                                               ---------
Balance, December 31, 2001                     $ 126,828
                                               ---------


6.    INCOME TAXES

    The domestic components of income before taxes are presented below:

                           (Dollars in thousands)
                           2001      2000   1999
                          -----   -------   ----
Domestic                  $  --   $ 2,452   $ --

                          -----   -------   ----
                          $  --   $ 2,452   $ --
                          =====   =======   ====


    A summary of the components of the tax provision follows:

                                     (Dollars in thousands)
                                      2001     2000     1999
                                     -----     ----     ----

Currently payable                    $  --   $   981   $   --
Deferred                                --    (4,504)   3,108
                                     -----   -------   ------
Provision for income taxes           $  --   $(3,523)  $3,108
                                     =====   =======   ======

Deferred tax assets at December 31, consist of the following:

                                  (Dollars in thousands)
                                        2001   2000
                                        ----   ----

Partnership basis                       $ --   $ --
                                        ----   ----
   Gross deferred tax assets              --     --

Valuation allowance                       --     --
                                        ----   ----
                                        $ --   $ --
                                        ====   ====

WSP, INC.
NOTES TO FINANCIAL STATEMENTS


7.  RESTATEMENT

       The Company has restated its December 31, 2000 and 1999 financial statements to correctly reflect equity income (loss) from an equity investment. During 2002, the Company discovered that the prior financial statements of its 49% investment in FiberVisions, L.L.C. did not include income tax provisions for its subsidiaries whose income is subject to corporate income taxes at the subsidiary level. Accordingly, the financial statements for December 31, 2000 and 1999 have been restated. The effect of these adjustments on the Company's December 31, 2000 and 1999 financial statements is as follows:



                                                                           (Dollars in thousands)
                                                           December 31, 2000                   December 31, 1999
                                                      As Previously    As Restated         As Previously   As Restated
                                                         Reported                            Reported
                                                      -------------    -----------         -------------   -----------
BALANCE SHEET
Investments                                             $ 126,138      $ 123,513            $ 151,123      $ 145,646
Current tax liability                                         919            981                   99              -
Deferred income taxes (asset) liability                    (4,143)             -                4,981          4,504
Net Hercules Group investment
     January 1                                            146,043        141,142              136,812        136,041
     December 31                                          129,362        122,532              146,043        141,142

INCOME STATEMENT
(Benefit)/Provision for income taxes                    $  (8,205)     $  (3,523)           $   4,571       $  3,108
Equity (loss) income of affiliated company                (25,895)       (22,770)              13,059          7,769
Net (loss) income                                         (15,238)       (16,795)               8,488          4,661
Translation gain                                              910            637                  627            440
Comprehensive (loss) income                               (14,328)       (16,158)               9,115          5,101

CASH FLOW STATEMENT
Net (loss) income                                       $ (15,238)     $ (16,795)           $   8,488      $   4,661
Affiliates' losses (earnings) in excess of dividends
  received                                                 25,895         22,770              (13,059)        (7,769)
Accounts payable and accrued expenses                         820            981                  (17)             -
Noncurrent assets and liabilities                          (9,124)        (4,504)               4,472          3,108
Transfers (to) from Hercules Group                         (2,353)        (2,452)                 116              -
Cash paid during the year for:
  Income taxes paid, net                                $      99      $       -            $     116      $       -


8.     SUBSEQUENT EVENTS

       On April 29, 2002, Hercules completed the sale of its Water Treatment Business to GE Specialty Materials (GESM). Pursuant to the Stock and Asset Agreement for the transaction, the sale was executed using the stock of BetzDearborn,Inc. and all of the assets, liabilities, and/or equity interests relating to the Water Treatment Business. Hercules used the proceeds from the sale to prepay borrowings under its Senior Credit Facility and ESOP Credit Facility. Pursuant to the prepayment, among other things, the stock pledges were released.

       Effective January 1, 2002, Hercules adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and determined it has the following reporting units:
BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Pinova (formerly Rosins and Terpenes). In the first quarter, 2002 Hercules completed its transitional impairment review and determined that FiberVisions' recorded goodwill was impaired. Accordingly, at March 31, 2002 Hercules recognized an after-tax impairment loss of $87 million as a cumulative effect of a change in accounting principle relating to its FiberVisions reporting unit.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

          (a)  Documents filed as part of this Report:

               1.   Financial Statements

                    See Item 8 for an Index to the Consolidated Financial Statements of Hercules Incorporated.

               2.   Financial Statement Schedules:

                    None

               3.   Exhibits:

                    A complete listing of exhibits required is included in the
                    Exhibit Index that precedes the Exhibits filed with this Report.

          (b)  Reports on Form 8K:

                    None

HERCULES INCORPORATED


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity indicated on December 13, 2002.

                                    HERCULES INCORPORATED

                                    By: /S/ Fred G. Aanonsen
                                       ----------------------------------------
                                    Fred G. Aanonsen
                                    Vice President and Controller
                                    (Principal Accounting Officer and duly
                                    authorized signatory)
                                    December 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William H. Joyce, Chairman and Chief Executive Officer, certify that:

1.    I have reviewed this annual report on Form 10-K/A of Hercules
      Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.




/s/ William H. Joyce
--------------------------------
William H. Joyce
Chairman & Chief Executive Officer
December 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Fred G. Aanonsen, Vice President and Controller, certify that:

1.    I have reviewed this annual report on Form 10-K/A of Hercules
      Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.





/s/ Fred G. Aanonsen
--------------------------------
Fred G. Aanonsen
Vice President and Controller
December 13, 2002

                                EXHIBIT INDEX


NUMBER                        DESCRIPTION
------                        -----------
23.1        Consent of PricewaterhouseCoopers LLP with respect to Hercules
            Incorporated

23.2        Consent of PricewaterhouseCoopers LLP with respect to Aqualon
            Company

23.3        Consent of PricewaterhouseCoopers LLP with respect to BetzDearborn
            Inc.

23.4        Consent of PricewaterhouseCoopers LLP with respect to BetzDearborn
            Canada, Inc.

23.5        Consent of PricewaterhouseCoopers LLP with respect to BetzDearborn
            Europe, Inc.

23.6        Consent of PricewaterhouseCoopers LLP with respect to BetzDearborn
            International, Inc.

23.7        Consent of PricewaterhouseCoopers LLP with respect to BL
            Technologies, Inc.

23.8        Consent of PricewaterhouseCoopers with respect to FiberVisions A/S

23.9        Consent of PricewaterhouseCoopers LLP with respect to FiberVisions
            Incorporated

23.10       Consent of PricewaterhouseCoopers LLP with respect to FiberVisions
            L.L.C.

23.11       Consent of PricewaterhouseCoopers LLP with respect to FiberVisions
            Products, Inc.

23.12       Consent of PricewaterhouseCoopers LLP with respect to Hercules
            Canada, Inc.

23.13       Consent of PricewaterhouseCoopers LLP with respect to Hercules
            Chemicals (Taiwan) Co., Limited

23.14       Consent of PricewaterhouseCoopers LLP with respect to Hercules
            Credit, Inc.

23.15       Consent of PricewaterhouseCoopers Accountants N.V. with respect to
            Hercules GB Holdings Limited

23.16       Consent of PricewaterhouseCoopers LLP with respect to Hercules
            International Limited

23.17       Consent of PricewaterhouseCoopers Accountants N.V. with respect to
            Hercules Investments Sarl

23.18       Consent of PricewaterhouseCoopers LLP with respect to WSP, Inc.

99.1        Certification of Chairman and Chief Executive Officer pursuant to 18
            U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2        Certification of Vice President and Controller Pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002