Form 10-K
period 2002-12-31
HERCULES INC
filed 2003-03-31
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002         Commission file number 1-496

                           --------------------------

                              HERCULES INCORPORATED

                             A DELAWARE CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 51-0023450
                                 HERCULES PLAZA
                            1313 NORTH MARKET STREET
                         WILMINGTON, DELAWARE 19894-0001
                             TELEPHONE: 302-594-5000
                                  www.herc.com
                                  ------------

           Securities registered pursuant to Section 12(b) of the Act (Each class is registered on the New York Stock Exchange, Inc.)

                               Title of each class
                       Common Stock ($ 25/48 Stated Value)
           8% Convertible Subordinated Debentures due August 15, 2010
                9.42% Trust Originated Preferred Securities ($25
                 liquidation amount), issued by Hercules Trust I
                     and guaranteed by Hercules Incorporated
                         Preferred Share Purchase Rights

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X].

         The aggregate market value of registrant's common stock, $ 25/48 stated value ("Common Stock")held by non-affiliates based on the closing price on the last day of the Company's most recently completed second fiscal quarter, or June 28, 2002, was approximately $1.2 billion.

         As of February 28, 2003, registrant had 109,361,651 shares of Common Stock outstanding, which is registrant's only class of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
 (SPECIFIC PAGES INCORPORATED ARE IDENTIFIED UNDER THE APPLICABLE ITEM HEREIN.)

         Portions of the registrant's definitive Proxy Statement (the "Proxy Statement"), when filed, will be incorporated by reference in Part III of this report. Other documents incorporated by reference in this report are listed in the Exhibit Index (see page 88).

         On the corporate website, www.herc.com, Hercules Incorporated provides access to the Company's filings with the Securities and Exchange Commission via a hyperlink to the Commission's website.

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

ITEM 1.  BUSINESS

         Hercules Incorporated (the "Company") is a leading manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications. The Company is focused on maximizing cash flow and delivering shareholder value by concentrating on managed growth in its core businesses as well as ongoing improvements in its operations. Hercules operates on a global scale, with significant operations in North America, Europe, Asia and Latin America. Product sales occur in over 50 countries with significant revenue streams generated in four continents.

         The Company's principal products are chemicals used by the paper industry to increase product performance and enhance the manufacturing process; water-soluble polymers; specialty resins; and polypropylene and polyethylene fibers. These products impart such qualities as durability, water-resistance and improved aesthetics for everyday consumer goods such as writing paper, toothpaste and diapers. The primary markets the Company serves include pulp and paper, food, personal care, paints and coatings, construction materials, adhesives, pharmaceuticals and oil and gas drilling and recovery.

         While the Company's products are a relatively minor component of its customers' total product cost, they frequently possess characteristics important to the functionality and aesthetics of the finished product or the efficient operation of the manufacturing process. Examples of the Company's products in consumer end-uses include strength additives for tissue and toweling, sizing agents for milk and juice cartons, fibers that comprise the inner and outer linings of disposable diapers and feminine hygiene products, thickeners in products such as toothpaste, shampoos and water-based paints, and water control additives for building products such as tile cements, grouts, stuccos, plasters and joint compounds. The Company also offers products and related services that improve and reduce the cost of the paper manufacturing processes, including water management programs that are designed to protect and maintain equipment and reduce operating costs.

         Although price is important to the Company's competitive strategy, the Company primarily competes based on the performance and quality of its products, combined with high quality service. The Company strives to continually improve its products by investing in technology and research and development. The Company has committed substantial resources to its research and development efforts. Research and development expenditures totaled approximately $42 million in 2002. Such expenditures enable the Company to consistently bring products to market which have improved functional properties or which offer similar properties at a lower cost. This area has become increasingly important, as customers have come to rely more on the Company to provide new solutions to improve their product offerings and processes. Additionally, the Company strives to make its products more price-competitive by effectively managing its production costs and sharing savings with customers.

         The Company continually reviews its corporate strategy and directives in order to compete most effectively in its changing markets. From 1995 through 2000, the Company implemented internal and external initiatives to achieve growth. The Company divested a number of businesses that did not fit its strategy and acquired other businesses that complemented its strategy and product offerings. In 1998, the Company made five acquisitions. The largest of these was the purchase of BetzDearborn, Inc., a global specialty company providing water and process treatment to a variety of commercial and industrial processes. Additionally, the Company acquired Houghton International's paper chemicals group; Citrus Colloids, a pectin manufacturer; Alliance Technical Products ("ATP"), a manufacturer of resins serving the water-based adhesives industry; and the 49% share of FiberVisions owned by its joint venture partner, making FiberVisions a wholly-owned subsidiary.

         Starting in 2000, the Company implemented a program designed to refocus its business by monetizing certain assets, thereby generating cash to reduce its debt, while concentrating on improving the efficiency, profitability and growth potential of the Company's core businesses. As part of this strategy, the Company actively sold non-core businesses. In June 2000, Aqualon sold its nitrocellulose operations, which it had decided to exit in December 1999 due to economic conditions brought on by a persistent worldwide over-supply. In September 2000, the Food Gums business, including Citrus Colloids, was sold to CP Kelco. In May 2001, the hydrocarbon resins business and select portions of the rosin resins business, including ATP, were sold to Eastman Chemical Company, the peroxy chemicals business was sold to GEO Specialty Chemicals Inc. and the Company's interest in a toner resin joint venture was sold to Sanam Corporation (collectively, the "Resins Divestitures"). The Company received in excess of $730 million in gross proceeds in consideration for these sales, which was used to reduce debt.

         In 2001, the Company's strategy was expanded to include an aggressive and comprehensive cost reduction and work process redesign program to improve return on capital and cash flow, streamline organizational structure, improve work processes, consolidate manufacturing and non-manufacturing resources and better serve customers. The initial objective was to achieve fixed cost reductions of $100 million on an annualized basis (as compared to 2000 results, excluding the Food Gums business and the Resins Divestitures) by June 2002 which was achieved by December 31, 2001. In the beginning of 2002, the cost reduction target was increased to $200 million in annualized fixed cost reductions (as compared to 2000 results, excluding the Food Gums business and the Resins Divestitures), including $75 million for the Water Treatment Business and $125 million for the other remaining businesses to be achieved by December 2002.

         On April 29, 2002, the Company completed the sale of the Water Treatment Business of its BetzDearborn Division to GE Specialty Materials, a unit of General Electric Company. The sale price was $1.8 billion in cash, resulting in net after tax proceeds of approximately $1.7 billion. The Company used the majority of the proceeds to prepay debt under its senior credit facility and ESOP credit facility (see Notes 5 and 8 in the Notes to Consolidated Financial Statements). The Water Treatment Business has been treated as a discontinued operation as of February 12, 2002. The loss from discontinued operations for the year ended December 31, 2002 includes an after-tax loss on the disposal of the business of $230 million.

         Subsequent to the sale of the Water Treatment Business, the Company raised the cost reduction target to be achieved by December 2002 relating to its comprehensive cost reduction and work process redesign program to $150 million in annualized fixed cost reductions (as compared to 2000 results, excluding the Food Gums business, the Resins Divestitures and the Water Treatment Business) for the remaining businesses. At the end of 2002, the Company achieved approximately $160 million in annualized cost reductions, exceeding the Company's twice upwardly revised cost reduction target. Approximately 1,330 employees have left or will leave the Company pursuant to this initiative.

         Over the long term, the Company is focused on increasing its competitive advantage through work process redesign; value-added innovation to our customers' products and operations; leveraging strengths in key markets and strengthening growth and profitability through product and service extensions and small bolt-on acquisitions.


         On March 20, 2003, the Hercules Shareholders' Committee for New Management filed a preliminary proxy statement with the SEC announcing that it will solicit proxies to elect four candidates to the Board of Directors of Hercules Incorporated at the upcoming 2003 Annual Meeting. The Committee is comprised of International Specialty Products Inc., a privately-held international specialty chemicals company, four current members of the Hercules Board and the Committee's four nominees for election to the Board of Directors at this year's annual meeting.


REPORTABLE SEGMENTS

         The Company operates through two reportable segments and four divisions. The Performance Products segment is comprised of Pulp and Paper and Aqualon. The Engineered Materials and Additives segment is composed of FiberVisions and Pinova (formerly Rosin and Terpenes). The financial information regarding these segments, which includes net sales and profit from operations for each of the three years ended December 31, 2002, 2001 and 2000 and capital employed as of December 31, 2002, 2001 and 2000, is provided in Note 20 to the Consolidated Financial Statements (See Part II, Item 8).

PERFORMANCE PRODUCTS

         Products and services in the Pulp and Paper division are designed to enhance customers' profitability by improving production yields and overall product quality, and to better enable customers to meet their environmental objectives and regulatory requirements.

         The Company believes Pulp and Paper is one of the largest suppliers of functional, process and water management chemicals for the pulp and paper industry. The division offers a wide and highly-sophisticated range of technology and applications expertise with in-mill capabilities which run from the boilers, through the paper machine to the finished paper on the winder. The Company is a broad-based supplier able to offer a complete portfolio of products to its paper customers.

         Products offered by Aqualon are designed to manage the properties of aqueous (water-based) systems. Most of the products are derived from renewable natural raw materials and are sold as key ingredients to other manufacturers where they are used as small-quantity additives to provide functionality such as thickening, water retention, rheology control, film formation, suspending and emulsifying action and binding power. Major end uses for the division's products include personal care products, food additives, pharmaceutical products, construction, paints, coatings and oil recovery, where Aqualon's polymers are used to modify viscosity, gel strength and/or fluid loss.

         At December 31, 2002, the principal products and primary markets of this segment were:

    DIVISION                             PRINCIPAL PRODUCTS                                     PRIMARY MARKETS
------------------     -------------------------------------------------------  -----------------------------------------------
                       Functional Performance chemicals:                        Makers of tissues, paper towels, packaging,
                                                                                beverage containers, newsprint, papers for
                       Sizing (improving printability), strength, tissue        magazines and books, printing and writing paper
                       creping, and coatings.                                   and other stationery items such as labels and
PULP AND PAPER         -------------------------------------------------------  envelopes.
                       Process treatment chemicals:

                       Deposit, contaminant, microbiological and foam control,
                       clarification, retention, drainage, felt conditioning,
                       deinking, fiber recovery and water closure.
                       -------------------------------------------------------
                       Water treatment chemicals:

                       Utility systems, cooling water and water clarification.
------------------     -------------------------------------------------------  -----------------------------------------------
                       Water-soluble polymers:                                  Manufacturers of interior and exterior
                                                                                architectural paints, oilfield service
                       Hydroxyethylcellulose (HEC), Carboxymethylcellulose      companies for oil and gas drilling and
    AQUALON            (CMC), Methylcellulose (MC) and derivatives,             recovery, paper mills, construction material
                       Hydroxypropylcellulose (HPC) and Guar and its            manufacturers and makers of oral hygiene
                       derivatives.                                             products, personal care products and
                                                                                pharmaceuticals.
                       -------------------------------------------------------  -----------------------------------------------
                       Solvent-soluble polymers:                                Producers of coating resins, printing inks and
                                                                                aviation fluids.
                       Pentaerythritol (PE) and Ethylcellulose (EC).
------------------     -------------------------------------------------------  -----------------------------------------------

ENGINEERED MATERIALS AND ADDITIVES

         FiberVisions is the largest manufacturer of thermal-bond polypropylene fine denier staple fibers used in hygienic products like disposable diapers. FiberVisions produces monocomponent polypropylene fibers and bicomponent fibers comprised of a polypropylene core and a polyethylene sheath. FiberVisions also produces olefin fiber and yarn for the domestic textile and industrial markets used in wipes, residential upholstery, geotextiles and filtration.

         Pinova consists of the rosin and terpenes specialty business. Pinova manufactures wood and gum rosin resins and terpene specialties. Product applications include adhesives, rubber and plastic modifiers, food and beverages and aroma chemicals.

         At December 31, 2002, the principal products and primary markets of this segment were:

      DIVISION                           PRINCIPAL PRODUCTS                                     PRIMARY MARKETS
------------------     -------------------------------------------------------  -----------------------------------------------
                       Staple fibers: for hygiene products, wipes,              Makers of nonwoven and woven fabrics for
                       geotextiles and filtration.                              applications including baby care, feminine
    FIBERVISIONS       -------------------------------------------------------  care, adult incontinence, wipes, geotextile,
                       Filament yarns: for residential and commercial           construction and upholstery.
                       upholstery fabrics.
------------------     -------------------------------------------------------  -------------------------------------------------
                       Rosin resins: for adhesives, flavors and fragrances.     Makers of consumer and industrial products such
      PINOVA           -------------------------------------------------------  as masking, packaging, arts and duct tape,
                       Terpene specialties: for flavors, fragrances,            construction materials, beverages, chewing gum,
                       disinfectants and plastics.                              plastics, adhesives, fragrances and flavors.
------------------     -------------------------------------------------------  -----------------------------------------------

RAW MATERIALS AND ENERGY SUPPLY

         Raw materials and supplies are purchased from a variety of industry sources, including the agricultural, forestry, mining and petroleum and chemical industries.

         Important raw materials for Pulp and Paper are cationic and anionic polyacrylamides and emulsions, biocides, amines, surfactants, rosin, adipic acid, epichlorohydrin, fumaric acid, stearic acid, diethylenetriamine, phosphorous trichloride, wax and starch.

         Raw materials important to Aqualon are cellulose (derived from wood pulp and cotton linters), and guar splits, both renewable resources. Other commodity and specialty chemical inputs include acetaldehyde, fatty acids, ethyl chloride, ethylene oxide, propylene oxide, chlorine, caustic soda, monochloroacetic acid (MCAA), methyl chloride, and inorganic acids. Aqualon is a small consumer of most of these raw materials, except for MCAA, which is consumed in CMC production. Other raw materials are bulk commodities or readily available specialty chemicals.

         The important raw materials for the Engineered Materials and Additives segment are polypropylene, polyethylene, pine wood stumps, limonene, gum rosin and crude sulfate terpentine.

         FiberVisions purchases polypropylene flakes and pellets based on discounts from market prices as indicated domestically by the CDI and internationally by the Platts and ICIS Indices. FiberVisions has historically been limited in its supplier base because a major processing line required polypropylene in flake form, which is not as readily available as pellets. FiberVisions has undertaken initiatives to expand its qualified flake suppliers, as well as modify major lines to run pellets. FiberVisions has fully qualified alternative suppliers which allows greater flexibility and reliability of supply.

         Major requirements for key raw materials and fuels are typically purchased pursuant to contracts. The Company is not dependent on any one supplier for a material amount of its raw material or fuel requirements, but certain important raw materials, such as cotton linters, are obtained from a sole-source or a few major suppliers.

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

COMPETITION

         The specialty chemicals industry is highly fragmented and its participants offer a broad array of product lines and categories, representing many different products designed to meet specific customer requirements. Individual product or service offerings compete on a global, regional and local level due to the nature of the businesses and products, as well as the end-markets and customers served. The industry has become increasingly global as participants focus on establishing and maintaining leadership positions in relatively narrow market niches. Many of the Company's product lines face the competitive domestic and international pressures discussed above, including industry consolidation, pricing pressures and competing technologies. In Pulp and Paper, for example, the end-markets are consolidating rapidly and some of the Company's competitors are attempting to enhance their product offerings on a worldwide basis. Customer stability in Pinova is expected to remain strong due to the fact that the majority of Pinova's products are unique and have strong brand recognition. In addition, certain of the Company's businesses are subject to intense pricing pressures in various product lines, such as fibers in its hygiene products line. FiberVisions, as a fibers manufacturer for carded non-woven hygienic applications, faces competition from spunbond (SB) and spunbond/melt blown/spunbond (SMS) technologies. SB/SMS products may offer strength-driven cost savings compared to the products of FiberVisions in specific applications; however, FiberVisions believes that its carded products provide improved softness, uniformity, stretch and liquid management properties preferred by certain segments of the disposable diaper and other hygiene products markets. The threat of new producers in the thermal-bonded hygienic product line is relatively low due to high entry barriers as the production process involves significant investment in plant and equipment.

PATENTS AND TRADEMARKS

         Patents covering a variety of products and processes have been issued to the Company and its assignees. The Company is licensed under certain other patents held by other parties covering its products and processes. The Company's rights under these patents and licenses constitute a valuable asset. The Company currently has over 3,500 patents worldwide covering its products.

         The Company and its wholly owned subsidiaries also have many global trademarks covering its products. Some of the more significant trademarks include: Aquapel(R) sizing agent, Hercon(R) sizing emulsions, Aqualon(R) water-soluble polymers, Natrosol(R) hydroxyethylcellulose, Culminal(R) methylcellulose, Klucel(R) hydroxypropylcellulose, Natrosol FPS(R) water-soluble polymer suspension, Precis(R) sizing agent, Kymene(R) resin, Herculon(R) fiber, Presstige(R) deposit control additives, Spectrum(R) microbiocides, Ultra-pHase(R) sizing agent, Hercobond(R) dry strength resin, Chromaset(R) surface size, ProSoft(R) tissue softeners and Zenix(R) contaminant control.

         The Company does not consider any individual patent, license or trademark to be of material importance to Hercules taken as a whole.

RESEARCH AND DEVELOPMENT

         The Company is heavily focused on product innovation as one of its key growth strategies. Research and development efforts are directed toward the discovery and development of new products and processes, the improvement and refinement of existing products and processes, the development of new applications for existing products and cost improvement initiatives. Hercules spent $42 million on research activities during 2002, as compared to $53 million in 2001 and $64 million in 2000. The decrease in the amounts spent for research and development activities is due to business divestitures and initiatives relating to the redesign of work processes, including more focused programs.

         Pulp and Paper currently focuses its research and development efforts on growth (innovative high-value product development), technical sales and services (incremental improvements to existing products and services) and cost reduction programs to meet diverse customer needs worldwide. The Company's state-of-the-art facilities located in Europe and the U.S. are large and sophisticated research and development laboratories with pilot plant capabilities that simulate actual operating conditions in its customer's facilities. This allows an accurate assessment of the potential impact of new products on plant performance.

         New product development for functional chemicals is focused on improving end-use properties. Understanding the product end uses is a critical step in the development of strength additives and internal and surface sizes, as well as in the design of products for tissue creping, release and softeners.

         In regional operation centers located in Europe and the U.S., the Company's scientists conduct research and customer optimization studies focused on solving water and process treatment challenges by using sophisticated techniques and equipment to provide high level analytical testing and advanced technical support to customers worldwide.

         Aqualon focuses its research and development efforts on market oriented product development, manufacturing process improvement, and responsive technical service to customers. New product development is focused on products which manage the physical properties of water based systems, such as latex paint, construction mortars, and personal care products, to meet customer demand for improved performance and efficiency.

         Aqualon has application and development laboratories in Europe, Asia, and the Americas that provide technical service to customers. At these laboratories, teams work in a network to develop products, identify new applications, and solve customer problems.

         Research and development efforts in FiberVisions are primarily focused on developing new fiber applications. A continued hygiene focus is to improve fiber strength while enhancing hygiene product properties for loft, softness and stretch, thereby creating a platform to better compete with SB/SMS products. Research and development efforts in FiberVisions are focused on four key platforms: high tenacity for industrial applications; dyeable polypropylene fibers for apparel and upholstery; wetability for wipes; and shaped fibers for improved adhesion, wicking, coverage and visual appearance. The industrial and textile product units are investigating the use of specific fibers for new applications in the upholstery, wipes, geotextiles and construction applications.

         FiberVisions has research and development facilities in the U.S. and Europe designed to serve the business needs of its customers. Pilot spinning and processing lines are used to examine new polymers and processing concepts such as monocomponent or bicomponent fibers from single filament spinning to full-scale production facilities.

         Pinova focuses its research and development efforts on market driven product development and cost improvement techniques in its production processes.

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

EMPLOYEES

         As of December 31, 2002, the Company had 5,095 employees worldwide. Approximately 2,800 of the worldwide employees were located in the United States, of which about 23% were represented by various local or national unions. At December 31, 2001, the Company had 9,665 employees worldwide, including approximately 3,900 employees involved in the Water Treatment
Business.

INTERNATIONAL OPERATIONS

         Information on net sales and long-lived assets by geographic area for each of the three years ended December 31, 2002, 2001 and 2000 appears in Note 20 to the Consolidated Financial Statements (See Part II, Item 8). Direct export sales from the United States to unaffiliated customers were $110 million, $116 million and $129 million for 2002, 2001 and 2000, respectively. The Company's operations outside the United States are subject to the usual risks and limitations related to investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws, governmental instability (including expropriation or confiscation of assets) and other potentially detrimental domestic and foreign governmental policies affecting United States companies doing business abroad, including risks related to terrorism and international hostilities.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters and major research center are located in Wilmington, Delaware. The Company also owns a number of plants and facilities worldwide, in locations strategic to the sources of raw materials or to customers. All of the Company's principal properties are owned by the Company, except for its corporate headquarters, which is leased. The following are the locations of the Company's worldwide plants:

Performance Products

         PULP AND PAPER - Beringen, Belgium; Burlington, Ontario, Canada; Busnago, Italy; Chicopee, Massachusetts; Franklin, Virginia; Hattiesburg, Mississippi; Helsingborg, Sweden; Kalamazoo, Michigan; Kim Cheon, Korea; Macon, Georgia; Mexico City, Mexico; Milwaukee, Wisconsin; Nantou, Taiwan; Pandaan, Indonesia; Paulinia, Brazil; Pendlebury, United Kingdom; Pilar, Argentina; Portland, Oregon; Sandarne, Sweden; Savannah, Georgia; Shanghai, China; Sobernheim, Germany; Tampere, Finland; Tarragona, Spain; Voreppe, France; and Zwijndrecht, The Netherlands.

         AQUALON - Alizay, France; Doel, Belgium; Hopewell, Virginia; Kenedy, Texas; Louisiana, Missouri; Parlin, New Jersey; and Zwijndrecht, The Netherlands.

Engineered Materials and Additives

         FIBERVISIONS - Athens, Georgia; Covington, Georgia; Suzhou, China; and Varde, Denmark.

         PINOVA - Brunswick, Georgia; Hattiesburg, Mississippi; and Savannah, Georgia.

         The Company's plants and facilities, which are continually added to and modernized, are generally considered to be in good condition with adequate capacity for projected business operations. From time to time, the Company discontinues operations at, or disposes of, facilities that have for one reason or another become unsuitable.

ITEM 3.  LEGAL PROCEEDINGS

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

         Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The range of the reasonably possible share of costs for the investigation and cleanup of current and former operating sites, and other locations where the Company may have a known liability is between $88 million and $253 million. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30.

         Hercules becomes aware of sites in which it may be named a PRP in investigatory and/or remedial activities through correspondence from the U.S. Environmental Protection Agency ("EPA") or other government agencies or from previously named PRPs, who either request information or notify the Company of its potential liability. The Company has established procedures for identifying environmental issues at its plant sites. In addition to environmental audit programs, the Company has environmental coordinators who are familiar with environmental laws and regulations and act as a resource for identifying environmental issues.

         United States, et al. v. Vertac Corporation, et al., USDC No. LR-C-80-109 and LR-C-80-110 (E.D. Ark.)

         This case, a cost-recovery action based upon the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, or the Superfund statute), as well as other statutes, has been pending since 1980, and involves liability for costs expended and to be expended in connection with the investigation and remediation of the Vertac Chemical Company (Vertac) site in Jacksonville, Arkansas. Hercules owned and operated the site from December 1961 until 1971. The site was used for the manufacture of certain herbicides and, at the order of the United States, Agent Orange. In 1971, the site was leased to Vertac's predecessor. In 1976, Hercules sold the site to Vertac. The site was abandoned by Vertac in 1987, and Vertac was subsequently placed into receivership. Both prior to and following the abandonment of the site, the EPA and the Arkansas Department of Pollution Control and Ecology (ADPC&E) were involved in the investigation and remediation of contamination at and around the site. Pursuant to several orders issued pursuant to CERCLA, Hercules actively participated in many of these activities. The cleanup is essentially complete, except for certain on-going maintenance and monitoring activities. This litigation primarily concerns the responsibility and allocation of liability for the costs incurred in connection with these activities.

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

         On February 8, 2000, the District Court issued a final judgment on the allocation between Hercules and Uniroyal finding Uniroyal liable for 2.6 percent and Hercules liable for 97.4 percent of the costs at issue. Hercules timely appealed that judgment. Oral argument on both appeals was held before the Eighth Circuit on June 12, 2000. On April 10, 2001, the United States Court of Appeals for the Eighth Circuit issued an opinion in the consolidated appeals described above. In that opinion, the Appeals Court reversed the District Court's decision which had held Hercules jointly and severally liable for costs incurred and to be incurred at the Jacksonville site, and remanded the case back to the District Court for several determinations, including a determination of whether the harms at the site giving rise to the government's claims were divisible. The Appeals Court also vacated the District Court's allocation decision holding Hercules liable for 97.4 percent of the costs at issue, ordering that these issues be revisited following further proceedings with respect to divisibility. Finally, the Appeals Court affirmed the judgment of liability against Uniroyal.

         The trial on remand commenced on October 8, 2001, continued through October 19, 2001, resumed on December 11, 2001 and concluded on December 14, 2001. At the trial, the Company presented both facts and law to the District Court in support of its belief that the Company should not be liable under CERCLA for some or all of the costs incurred by the government in connection with the site because those harms are divisible. The Court has not yet rendered its decision. Should the Company prevail on remand, any liability to the government will be either eliminated or reduced from the prior judgment.

         Hercules Incorporated v. Aetna Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-1-CV (consolidated).

         In 1992, Hercules brought suit against its insurance carriers for past and future costs for cleanup of certain environmental sites. In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas, site (see discussion above) was completed. The jury returned a "Special Verdict Form" with findings that, in conjunction with the Court's other opinions, were used by the Court to enter a judgment in August 1999. The judgment determined the amount of Hercules' recovery for past cleanup expenditures and stated that Hercules is entitled to similar coverage for costs incurred since September 30, 1997 and in the future. Hercules has not included any insurance recovery in the estimated range of costs above. Since entry of the Court's August 1999 order, Hercules has entered into settlement agreements with several of its insurance carriers and has recovered certain settlement monies. The terms of those settlements and the amounts recovered are confidential. On August 15, 2001, the Delaware Supreme Court issued a decision in Hercules Incorporated v. Aetna Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-1-CV (consolidated). In its decision, the Delaware Supreme Court affirmed the trial court in part, reversed the trial court in part and remanded the case for further proceedings. The specific basis upon which the Delaware Supreme Court reversed the trial court was the trial court's application of pro rata allocation to determine the extent of the insurers' liability. Following settlements with two additional insurers, the terms of which are confidential, Hercules decided not to pursue this litigation against the remaining defendants. This matter was dismissed with prejudice on or about February 3, 2003.

         The Allegany Ballistics Laboratory ("ABL") is a government-owned facility which was operated by Hercules from 1945 to 1995. The United States Department of the Navy has notified Hercules that the Navy would like to negotiate with Hercules with respect to certain environmental liabilities which, the Navy alleges, are attributable to Hercules' past operations at ABL. The Navy alleges that, pursuant to CERCLA, it has spent a total of $24.8 million and expects to spend an additional $60 million over the next 10 years. The Company is currently investigating the Navy's allegations, including the basis of the Navy's claims, and whether the contracts with the government pursuant to which the Company operated ABL may insulate the Company from some or all of the amounts sought. At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported above.

         At December 31, 2002, the accrued liability for environmental remediation was $88 million. The extent of liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules, and the resolution of any of these matters during a specific period could have a material effect on the quarterly or annual results of that period. Effective January 1, 2003, the Company is subject to the provisions of SFAS 143 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting Pronouncements").

LITIGATION

         The Company is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of the Company's former subsidiaries to a limited industrial market ("products claims"). The Company is also a defendant in lawsuits alleging exposure to asbestos at facilities formerly or presently owned or operated by the Company ("premises claims"). Claims are received and settled or otherwise resolved on an on-going basis. In late December 1999, the Company entered into a settlement agreement to resolve the majority of the claims then pending. In connection with that settlement, the Company also entered into an agreement with several of the insurance carriers which sold that former subsidiary primary and first level excess insurance policies. Under the terms of that agreement, the majority of the amounts paid to resolve those products claims were insured, subject to the limits of the insurance coverage provided by those policies. The terms of both settlement agreements are confidential.

         Since entering into those agreements, the Company has continued to receive and settle or otherwise resolve claims on an on-going basis. Between January 1, 2002 and December 31, 2002, the Company received approximately 11,000 new claims, approximately half of which were included in "consolidated" complaints naming anywhere from one hundred to thousands of plaintiffs and a large number of defendants, but providing little information connecting any specific plaintiff's alleged injuries to any specific defendant's products or premises. It is the Company's belief that a significant majority of these "consolidated" claims will be dismissed for no payment. During that same time period, the Company also received approximately 13,000 other new claims, most of which were included in "consolidated" complaints, which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability. We are continuing to evaluate whether the claims experience of 2002, which represents a significant increase over prior years, is an anomaly or a new trend.

         With respect to total claims pending, as of February 28, 2003, there were approximately 18,300 unresolved claims, of which approximately 940 were premises claims. In addition, there were approximately 2,340 unpaid claims which have been settled or are subject to the terms of a settlement agreement. In addition, as of February 28, 2003, there were approximately 13,340 claims (including the 13,000 claims noted in the above paragraph) which have been dismissed without payment or are in the process of being dismissed without payment.

         The Company anticipates that the primary and first level excess insurance policies referenced above will likely exhaust over the next 2 to 4 months, assuming that the rate of settlements and payments remains relatively consistent with the Company's past experience. Nonetheless, based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and estimated future asbestos-related liabilities, as discussed in the paragraph below.

         The foregoing is based on the Company's assumption that the number of future claims filed per year and claim resolution payments will vary considerably from year-to-year and by plaintiff, disease, venue, and other circumstances, but will, when taken as a whole, remain relatively consistent with the Company's experience to date and will decline as the population of potential future claimants expires due to non-asbestos-related causes. It is also based on the preliminary results of the study discussed below, the Company's evaluation of potentially available insurance coverage and its review of the relevant case law. However, the Company recognizes that the number of future claims filed per year and claim resolution payments could greatly exceed those reflected by its past experience and contemplated by the study referenced below, that the Company's belief of the range of its reasonably possible financial exposure could change as the study referenced below continues, that its evaluation of potentially available insurance coverage may change depending upon numerous variables including risks inherent in litigation and the risk that one or more insurance carriers may refuse or be unable to meet its obligations to the Company, and that conclusions resulting from its review of relevant case law may be impacted by future court decisions or changes in the law.

         The Company is seeking defense and indemnity payments or an agreement to pay from those carriers responsible for excess coverage whose levels of coverage have been or will soon be reached. Although those excess carriers have not yet agreed to defend or indemnify it, the Company believes that it is likely that they will ultimately agree to do so, and that the majority of its estimated future asbestos-related costs will ultimately be paid or reimbursed by those carriers. However, if the Company is not able to reach satisfactory agreements with those carriers prior to exhaustion of the primary and first level excess insurance policies now covering the majority of its current asbestos-related claims, then, beginning as early as the second quarter of 2003, the Company might be required to completely fund these matters while it seeks reimbursement from its carriers. In order to maximize the likelihood of obtaining insurance payments for these liabilities, on November 27, 2002, the Company initiated litigation against its excess insurance carriers in a matter captioned Hercules Incorporated v. OneBeacon, et al., Civil Action No. 02C-11-237 (SCD), Superior Court of Delaware, New Castle County. Notwithstanding the filing of this litigation, the Company is continuing settlement discussions with several of its key insurers.


         The Company has commissioned a study of its asbestos-related liabilities. That study, which is in progress and will continue over the next several quarters, is being conducted by Professor Eric Stallard, who is a Research Professor of Demographic Studies at a major national university and a Member of the American Academy of Actuaries. Professor Stallard is a consultant with broad experience in estimating such liabilities. Based on the initial findings of that study, the Company estimates that its reasonably possible financial exposure for these matters ranges from $200 million to $500 million. Due to inherent uncertainties in estimating the timing and amounts of future payments, this range does not include the effects of inflation and has not been discounted for the time value of money. In addition, the range of financial exposures set forth above does not include estimates for future legal costs. It is the Company's policy to expense these costs as incurred. As stated above, the Company presently believes that the majority of this range of financial exposures will ultimately be funded by insurance proceeds. Cash payments related to this exposure are expected to be made over an extended number of years and actual payments, when made, could be for amounts in excess of the range due to potential future changes in estimates as well as the effects of inflation.


         Due to the dynamic nature of asbestos litigation and the present uncertainty concerning the participation of its excess insurance carriers, the Company's estimates are inherently uncertain, and these matters may present significantly greater financial exposures than presently anticipated. In addition, the asbestos study referenced in the above paragraph is continuing, and further analysis combined with new data received in the future could result in a material modification of the range of reasonably possible financial exposure set forth above. As a result of all of the foregoing, the Company's liability with respect to asbestos-related matters could exceed present estimates and may require a material change in the accrued liability for these matters within the next twelve months. If the Company's liability does exceed amounts recorded in the balance sheet, the Company presently believes that the majority of any additional liability it may reasonably anticipate will be paid or reimbursed by its insurance carriers.

         The initial findings of the study referenced above identify a range of the Company's reasonably possible financial exposure for these matters. The Company is not presently able to specify its best estimate of its liability within that range. The Company recorded a gross accrual of $225 million for present and future potential asbestos claims before anticipated insurance recoveries resulting in a net charge of $65 million related to these matters in the period ended September 30, 2002. At December 31, 2002, the Company has a remaining accrual of $216 million for the gross liability. The Company believes that it is probable that $137 million of the $216 million accrual will be funded by or recovered from insurance carriers. At December 31, 2002, the consolidated balance sheet reflects a current insurance receivable of $9 million and a long-term insurance receivable of $128 million. The Company, in conjunction with outside advisors, will continue to study its asbestos-related exposures, insurance recovery expectations, and reserves on an on-going quarterly basis, and make adjustments as appropriate.

         In June 1998, Hercules and David T. Smith Jr., a former Hercules employee and plant manager at the Brunswick plant, along with Georgia-Pacific Corporation and AlliedSignal Inc., were sued in Georgia State Court by 423 plaintiffs for alleged personal injuries and property damage. This litigation is captioned Coley, et al. v. Hercules Incorporated, et al., No. 98 VSO 140933 B (Fulton County, Georgia). Plaintiffs allege they were damaged by the discharge of hazardous waste from the companies' plants. On February 11, 2000, the Georgia State Court dismissed Georgia-Pacific Corporation and AlliedSignal Inc., without prejudice. In September 2000, David T. Smith Jr., was dismissed by the Georgia State Court with prejudice. On July 18, 2000, the Company was served with a complaint in a case captioned Erica Nicole Sullivan, et al. v. Hercules Incorporated and David T. Smith, Jr., Civil Action File No. 00-1-05463-99 (Cobb County, Georgia). Based on the allegations contained in the complaint, this matter is very similar to the Coley litigation, and is brought on behalf of approximately 700 plaintiffs for alleged personal injury and property damage arising from the discharge of hazardous waste from Hercules' plant. The Company has reached an agreement in principle to settle the claims of all but six of these plaintiffs for an amount which is confidential, but which is not material to the financial condition of the Company.

         In August 1999, the Company was sued in an action styled as Cape Composites, Inc. v. Mitsubishi Rayon Co., Ltd., Case No. 99-08260 (U.S. District Court, Central District of California), one of a series of similar purported class action lawsuits brought on behalf of purchasers (excluding government purchasers) of carbon fiber and carbon prepreg in the United States from the named defendants from January 1, 1993 through January 31, 1999. The lawsuits were brought following published reports of a Los Angeles federal grand jury investigation of the carbon fiber and carbon prepreg industries. In these lawsuits, plaintiffs allege violations of Section 1 of the Sherman Antitrust Act for alleged price fixing. In September 1999, these lawsuits were consolidated by the Court into a case captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California), with all related cases ordered dismissed. This lawsuit is proceeding through discovery and motion practice. On May 2, 2002, the Court granted plaintiffs' Motion to Certify Class. The Company is named in connection with its former Composites Products Division, which was sold to Hexcel Corporation in 1996, and has denied liability and will vigorously defend this action.

         Since September 2001, Hercules, along with the other defendants in the Thomas & Thomas Rodmakers action referred to above, has been sued in nine California state court purported class actions brought on behalf of indirect purchasers of carbon fiber. In January 2002, these were consolidated into a case captioned Carbon Fiber Cases I, II, and III, Judicial Council Coordination Proceeding Nos. 4212, 4216 and 4222, Superior Court of California, County of San Francisco. These actions all allege violations of the California Business and Professions Code relating to alleged price fixing of carbon fiber and unfair competition. The Company denies liability and will vigorously defend each of these actions.

         In June 2002, a purported class action was filed in Massachusetts under the caption Saul M. Ostroff, et al. v. Newport Adhesives, et al., Civil Action No. 02-2385, Superior Court of Middlesex County. This matter is a purported class action brought on behalf of consumers who purchased merchandise manufactured with carbon fiber, and alleges the same types of price fixing activities alleged in the actions described in the above two paragraphs. In October 2002, the Company was notified that Horizon Sports Technologies had "opted out" of the federal antitrust class action described above (Thomas & Thomas Rodmakers) and filed its own suit against Hercules and the other defendants in that action (Horizon Sports Technologies, Inc. v. Newport Adhesives and Composites, Inc., et al., Case No. CV02-8126 FMC (RNEX), U.S. District Court, Central District of California, Western Division).

         Further, in April 2002, a related "Qui Tam" action was unsealed by the U.S. District Court for the Southern District of California. That action is captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al., (Civil Action No. 99 CV 1557 JM JAH), was filed under seal in 1999, and is a "False Claims" action brought pursuant to the False Claims Act (31 U.S.C.
Section 729 et seq.). In that action, the relators, in the name of the United States Government, allege the same price fixing activities which are the subject of the above-described actions. The relators then allege that those alleged price fixing activities resulted in inflated prices being charged by the defendant carbon fiber manufacturers to the defendant defense contractors, who, in turn, submitted claims for payment to the United States Government under various government contracts. It is alleged that those claims for payment were "false claims" because the prices charged for the carbon fiber and carbon prepreg were "fixed" contrary to the laws of the United States. The Company denies liability and will vigorously defend each of these actions.

         In connection with the grand jury investigation noted above in the paragraph describing the Cape Composites litigation, in January 2000, the United States Department of Justice (DOJ), Antitrust Division, served a grand jury subpoena duces tecum upon Hercules. The Company has been advised that it is one of several manufacturers of carbon fiber and carbon prepreg that have been served with such a subpoena.

         On September 28, 2000, the Company sold its Food Gums Division to CP Kelco ApS, a joint venture that the Company entered into with Lehman Brothers Merchant Banking Partners II, L.P. CP Kelco also acquired the biogums business of Pharmacia Corporation (formerly Monsanto Company). In April 2001, CP Kelco U.S., Inc., a wholly-owned subsidiary of CP Kelco ApS, sued Pharmacia (CP Kelco U.S., Inc. v. Pharmacia Corporation, U.S. District Court for the District of Delaware, Case No. 01-240-RRM) alleging federal securities fraud, common law fraud, breach of warranties and representations, and equitable fraud. In essence, the lawsuit alleges that Pharmacia misrepresented the value of the biogums business, resulting in damages to CP Kelco U.S., including the devaluation of CP Kelco U.S.'s senior debt by the securities markets. The complaint seeks over $430 million in direct damages, as well as punitive damages. In June 2001, Pharmacia filed a third-party complaint against the Company and Lehman. That complaint seeks contribution and indemnification from the Company and Lehman, jointly and severally, for any damages that may be awarded to CP Kelco U.S. in its action against Pharmacia. The Company believes that the third-party lawsuit against it and Lehman is without merit and filed a Motion for Judgment on the Pleadings, which was granted by the Magistrate Judge on September 19, 2002. In March 2003, the Magistrate Judge's ruling was adopted by the District Court judge and the Company was dismissed from this case. The Company continues to deny any liability to Pharmacia, and should the ruling dismissing the Company be appealed, the Company will vigorously defend that appeal.

         On January 31, 2003, the Court granted a Motion for Class Certification in a lawsuit captioned Douglas C. Smith, Individually and on Behalf of All Others Similarly Situated v. Hercules Incorporated and Thomas Gossage, CA No. 01C-08-291 WCC, Superior Court of Delaware, New Castle County. This lawsuit, which was filed on August 31, 2001, on behalf of Mr. Smith and a class of approximately 130 present and former Hercules employees, seeks payments under the "Integration Synergies Incentive Compensation Plan" (the "Plan"), a program put into place by the Company following its acquisition of BetzDearborn Inc. in October 1998. The goal of the Plan was to provide certain financial incentives to specific employees who were deemed to have significant impact on the integration of BetzDearborn Inc. into Hercules Incorporated. The amount to be paid under the Plan was tied to the successful achievement of "synergies," which were defined as the annualized reduction of expenses or improvement of profits realized as a result of the integration of BetzDearborn Inc. into Hercules. The lawsuit essentially alleges that the payments made under the Plan were not adequate and that the Company breached the terms of the Plan. The lawsuit seeks payments of between $25 million and $30 million, although the Company does not believe that any payments are owed to the class members. In February 2003, plaintiffs agreed to dismiss Thomas Gossage from the lawsuit. Discovery is ongoing. The Company denies any liability to the plaintiffs and is vigorously defending this action.

         At December 31, 2002, the consolidated balance sheet reflects a current liability of approximately $28 million and a long-term liability of approximately $193 million for litigation and claims. These amounts represent management's best estimate of the probable and reasonably estimable losses related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2002 through the solicitations of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The name, age and current position of each executive officer of Hercules as of February 28, 2003 are listed below. There are no family relationships among executive officers.

       NAME                   AGE                                  CURRENT POSITION
William H. Joyce              67        Chairman and Chief Executive Officer
Fred G. Aanonsen              55        Vice President and Controller
Edward V. Carrington          60        Vice President, Human Resources
Richard G. Dahlen             63        Chief Legal Officer
Robert C. Flexon              44        Vice President, Work Processes and Corporate Resources and Development
Israel J. Floyd               56        Corporate Secretary and General Counsel
Bruce W. Jester               51        Vice President, Taxes
Stuart C. Shears              52        Vice President and Treasurer
Brian L. Pahl                 45        Vice President and General Manager, Pulp and Paper Division
Kendall W. Patterson          56        Vice President, SHERA and Manufacturing Excellence
Craig A. Rogerson             46        Vice President and General Manager, FiberVisions and Pinova
Allen A. Spizzo               45        Vice President, Corporate Affairs, Strategic Planning & Corporate Development

Richard J. Sujdak             52        Director, Central Research Services
John Televantos               50        Vice President and General Manager, Aqualon Division


         William H. Joyce joined Hercules as Chief Executive Officer in May 2001 and became Chairman in June 2001. Dr. Joyce had been Chairman, President and Chief Executive Officer of Union Carbide Corporation since 1996 where he had been employed since 1957. From 1995 to 1996, Dr. Joyce was President and Chief Executive Officer and from 1993 to 1995, he was President and Chief Operating Officer. Prior to that, Dr. Joyce had been Executive Vice President in charge of operations since 1992. Dr. Joyce holds a B.S. degree in Chemical Engineering from Pennsylvania State University and an M.B.A. and Ph.D. from New York University. Dr. Joyce received the National Medal of Technology Award in 1993, the Plastics Academy's Industry Achievement Award in 1994 and Lifetime Achievement Award in 1997 and the 2003 Perkin Medal from the Society of Chemical Industry (American Section). In 1997, he was inducted into the National Academy of Engineering. Dr. Joyce is a director of CVS Corporation. Dr. Joyce is also a trustee of the Universities Research Association, Inc. and Co-Chairman of the Government-University-Industry Research Round Table of the National Academies. Dr. Joyce was Chairman of the Board of Society of Plastics Industry and on the Executive Committee of the American Chemical Council.


         Fred G. Aanonsen joined Hercules in July 2001. Prior to joining Hercules, he spent 25 years at Union Carbide Corporation, where most recently he had been the Director of Accounting and Financial Processing since 1998 and Business Director for the Finance SAP Design and Implementation Team from 1995 to 1998. Mr. Aanonsen is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the Financial Executives Institute.

         Edward V. Carrington originally joined Hercules when it acquired Radiant Color in 1969 and assumed his current position in June 2002. He had been Vice President, Human Resources and Corporate Resources since June 2001. Prior to that, he had served in a consulting role since October 2000. From 1997 until 2000, he was Vice President of Buttonwood Cottages, Inc., a vacation resort complex, and President of Rentals in Paradise, Inc., a vacation home rental business. From 1992 until his retirement from Hercules in 1997, he was Vice President, Human Resources. Mr. Carrington is a trustee of Christiana Care.

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

         Robert C. Flexon joined Hercules in 2000 and has held his current position since June 2002. He had been Vice President, Corporate Affairs, Strategic Planning and Work Processes since February 2002. Prior to that, he had been Vice President, Work Processes, since June 2001 and Vice President, Business Analysis and Controller since 2000. Previously, he was with Atlantic Richfield Company for more than ten years, serving in several capacities that included: General Auditor, ARCO, from 1998 to 2000; Franchise Manager, ARCO Products Company, from 1996 to 1998; and Controller, ARCO Products Company, from 1995 to 1996.

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

         Brian L. Pahl joined Hercules in 1980 and has held his current position since 2000. He had been Vice President and General Manager, Resins Division since 1999. Prior to that, he had been Worldwide Business Director, Sizing, Paper Technology Division since 1998 and Business Director, Strength, Worldwide since 1996.

         Kendall W. Patterson joined Hercules in 1968 and has held his current position since 2001. He had been Vice President and General Manager, Resins Division since 2000. Prior to that, he had been Vice President, Safety, Health and Environment since 1997.

         Craig A. Rogerson joined Hercules in 1979 and has held his current position since April 2002. After rejoining Hercules in 2000, he had been Vice President and General Manager of BetzDearborn since August 2000 and Vice President of Business Operations for BetzDearborn Division since May 2000. Prior to that, he was President and CEO of Wacker Silicones Corporation since 1997.

         Allen A. Spizzo joined Hercules in 1979 and has held his current position since July 2002. He had been Vice President, Investor Relations and Strategic Planning since 2000. After rejoining Hercules in 1997, he became Director of Corporate Development. Prior to that, he had been Group Vice President, Metton America Incorporated in Atlanta, GA from 1995 to 1997.

         Richard J. Sujdak joined Hercules in 1998 and has held his current position since 2000. Following the acquisition of BetzDearborn by Hercules in 1998, he was named senior program manager of the Utilities Groups in Trevose, which include Boiler, Cooling and Liquid/Solids Separation Technology. Prior to the acquisition, he had been transferred to the Metals Process group of BetzDearborn in 1994 as Assistant Vice President of Research, becoming Vice President of R&D in 1996.

         John Televantos joined Hercules in April 2002 as Vice President and General Manager, Aqualon Division. He had been Chief Executive Officer and, prior to that, Chief Operating Officer, of Foamex International in Linwood, Pennsylvania during the period from June 1999 through December 2001. Prior to that, he was Vice President, Development Businesses & Research at Lyondell Chemical Company in Newtown Square, Pennsylvania since 1998.

                                     PART II

ITEM 5.  MARKET FOR HERCULES' COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed on the New York Stock Exchange (ticker symbol HPC), The Stock Exchange, London, and the Swiss Stock Exchange. It is also traded on the Philadelphia, Midwest and Pacific Stock Exchanges.

         The approximate number of holders of record of its common stock ($25/48 stated value) as of February 28, 2003 was 17,319.

         The following table sets forth, for the periods indicated, the high and low prices per share of the Company's common stock, as reported on the New York Stock Exchange:

                                                               High           Low
                                                               ----           ---
2001
First Quarter..............................................   $20.00        $12.15
Second Quarter.............................................   $14.45        $11.00
Third Quarter..............................................   $12.00        $ 6.50
Fourth Quarter.............................................   $10.94        $ 7.43

2002
First Quarter..............................................   $13.70        $ 8.85
Second Quarter.............................................   $13.50        $11.37
Third Quarter..............................................   $12.17        $ 8.45
Fourth Quarter.............................................   $10.50        $ 8.60

         On December 31, 2002, the closing price of the common stock was $8.80.

         The payment of quarterly dividends was suspended in the fourth quarter of 2000, subject to reconsideration by the Board in its discretion, when warranted under appropriate circumstances and subject to restrictions in the indenture governing the Company's 11 1/8% senior notes due 2007 and the senior credit facility. Quarterly dividends of $0.27 per share were declared and paid for each of the first two quarters of 2000 and a quarterly dividend of $0.08 per share was declared and paid for the third quarter 2000. No dividends were paid in 2001 or 2002.

         In November 2000, Hercules issued $400 million aggregate principal amount of 11 1/8% senior notes due 2007 to Donaldson, Lufkin & Jenrette and Credit Suisse First Boston (the "Initial Purchasers"). The underwriting commissions totaled approximately $23 million. The Company is obligated to pay interest semi-annually at a rate of 11 1/8% per year.

         The 11 1/8% senior notes were issued and sold in transactions exempt from registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), to persons reasonably believed by the Initial Purchasers to be "Qualified Institutional Buyers" ("QIBs"), as defined in Rule 144A under the Securities Act, or institutional accredited investors or sophisticated buyers.

         The 11 1/8% senior notes were subject to a registration rights agreement that required Hercules to file an exchange offer registration statement with the Securities and Exchange Commission, pursuant to which the Company offered to exchange all of its $400 million aggregate principal amount of 11 1/8% senior notes due 2007 ("old notes") for $400 million aggregate principal amount of 11 1/8% senior notes due 2007 ("new notes"). The form and terms of the new notes are the same as the form and terms of the old notes except that, because the issuance of the new notes was registered under the Securities Act, the new notes do not bear legends restricting their transfer and are not entitled to certain registration rights. The new notes evidence the same debt as the old notes and the new notes and the old notes are governed by the same indenture. Hercules did not receive any proceeds from the exchange offer. At December 31, 2002, $389.8 million of the old notes had been exchanged for a like amount of new notes.

         At any time prior to November 15, 2003, Hercules may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the 11 1/8% senior notes issued at a redemption price of 111.125% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more public equity offerings, provided that (i) at least 65% of the aggregate principal amount of the 11 1/8% senior notes issued under the indenture remains outstanding immediately after the occurrence of such redemption (excluding notes held by Hercules and its subsidiaries), and (ii) the redemption occurs within 45 days of the date of the closing of such public equity offering. Except as described above, the 11 1/8% senior notes will not be redeemable at Hercules' option prior to maturity. Hercules is not required to make mandatory redemption or sinking fund payments with respect to the 11 1/8% senior notes. If a change of control occurs, each holder of the notes will have the right to require Hercules to repurchase all or any part of that holder's notes pursuant to a change of control offer on the terms set forth in the indenture. In the change of control offer, Hercules is required to offer a change of control payment in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased, to the date of purchase.

ITEM 6.  SELECTED FINANCIAL DATA

         A summary of the selected financial data for Hercules for the years ended and as of the end of the years specified is set forth in the table below. Pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Water Treatment Business has been treated as a discontinued operation as of February 12, 2002. See Note 22 in the Notes to the Consolidated Financial Statements for a summary of significant divestitures that have occurred in the last three years.

                                                                      (Dollars and shares in millions, except per share)
                                                                       2002       2001       2000      1999      1998
------------------------------------------------------------------------------------------------------------------------
Net sales                                                            $ 1,705    $ 1,776    $ 2,303   $ 2,463   $ 1,943
Profit from operations                                                   214        181        366       380       174

Net (loss) income from continuing operations before discontinued
operations and cumulative effect of change in accounting principle       (49)      (106)        60       118        (2)
Net (loss) income on discontinued operations, net of tax                (199)        48         38        50        11
Net (loss) income before effect of change in accounting principle       (248)       (58)        98       168         9
Cumulative effect of change in accounting principle, net of tax         (368)         -          -         -         -
Net (loss) income                                                       (616)       (58)        98       168         9
Dividends                                                                  -          -         66       111       104

Per share of common stock
   Basic (loss) earnings per share
    Continuing operations                                              (0.45)     (0.98)      0.56      1.14     (0.01)
    Discontinued operations                                            (1.83)      0.44       0.35      0.49      0.11
    Cumulative effect of change in accounting principle                (3.37)         -          -         -         -
    Net (loss) income                                                  (5.65)     (0.54)      0.91      1.63      0.10
   Diluted (loss) earnings per share
    Continuing operations                                              (0.45)     (0.98)      0.56      1.14     (0.01)
    Discontinued operations                                            (1.83)      0.44       0.35      0.48      0.11
    Cumulative effect of change in accounting principle                (3.37)         -          -         -         -
    Net (loss) income                                                  (5.65)     (0.54)      0.91      1.62      0.10
Dividends declared                                                         -          -       0.62      1.08      1.08

Total assets                                                           2,693      5,003      5,528     5,896     5,833
Long-term debt                                                           738      1,959      2,342     1,777     3,096
Company-obligated preferred securities of subsidiary trusts              624        624        622       992       200

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Hercules is a leading manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications. Hercules operates on a global scale, with significant operations in North America, Europe, Asia and Latin America. The Company's principal products are chemicals used by the paper industry to increase product performance and enhance the manufacturing process; water-soluble polymers; specialty resins; and polypropylene and polyethylene fibers. The Company operates through two reportable segments and four divisions: Performance Products (Pulp and Paper and Aqualon) and Engineered Materials and Additives (FiberVisions and Pinova).

         The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto. All references to individual Notes refer to Notes to the Consolidated Financial Statements.

DIVESTITURES, ACQUISITIONS AND OTHER SIGNIFICANT ITEMS

         Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of this standard, goodwill and intangible assets with indefinite useful lives are not amortized but instead are reviewed for impairment at least annually and written down only in periods in which it is determined that the fair value is less than the recorded value. In connection with the Company's transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units. The Company recognized after-tax impairment charges of $262 million in the BetzDearborn reporting unit and $87 million in the FiberVisions reporting unit. In addition, an after tax impairment charge of $19 million was recognized for the Company's equity investment in CP Kelco. After recognition of this impairment charge, the Company's book carrying value in CP Kelco is zero.

         On April 29, 2002, Hercules completed the sale of the Water Treatment Business to GE Specialty Materials ("GESM"), a unit of General Electric Company. The sale price was $1.8 billion in cash, resulting in net after-tax proceeds of approximately $1.7 billion. The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility (see Notes 5 and 8). Pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Water Treatment Business has been treated as a discontinued operation as of February 12, 2002, and accordingly, all financial information has been restated. The loss from discontinued operations for the year ended December 31, 2002 includes an after-tax loss on the disposal of the business of $230 million. The Water Treatment Business had net assets, including goodwill and identifiable intangibles from the BetzDearborn acquisition, of approximately $2.0 billion at December 31, 2001. Approximately 3,900 employees transferred to GESM or left the Company in connection with the sale. Hercules has an agreement with GESM to distribute and service BetzDearborn's water treatment products to the pulp and paper industry.

         The Paper Process Chemicals Business, representing approximately one-third of the business of BetzDearborn Inc., when it was originally acquired in 1998, was fully integrated into and continues to be reported within Pulp and Paper.

        Summarized below are the results of operations of the Water Treatment Business for the years ended December 31, 2002, 2001 and 2000.

                                                      (Dollars in millions)
                                                            December 31,
                                                      2002(1)   2001    2000
                                                      -----    -----   -----
Net sales                                             $ 269    $ 844   $ 849
Profit from operations                                   49      106      78
Income before income taxes                               51      104      78
Tax provision                                            20       56      40
                                                      -----    -----   -----
Income from operations                                   31       48      38
Loss from disposal of business, including
  a provision for income taxes of
  $51 million for 2002                                 (230)       -       -
                                                      -----    -----   -----
(Loss) income from discontinued operations            $(199)   $  48   $  38
                                                      =====    =====   =====

(1) Results of operations for the period are through April 28, 2002.

         In June 2001, the Company announced an aggressive and comprehensive program to improve return on capital and cash flow, streamline organizational structure, improve work processes, consolidate manufacturing and non-manufacturing resources and better serve customers. The initial objective was to achieve fixed cost reductions of $100 million on an annualized basis (as compared to 2000 results, excluding the Food Gums business and the Resins Divestitures) by June 2002, which was achieved by December 31, 2001. In the beginning of 2002, the cost reduction target was increased to $200 million in annualized fixed cost reductions to be achieved by December 2002 (as compared to 2000 results, excluding the Food Gums business and the Resins Divestitures), including $75 million for the Water Treatment Business and $125 million for the other remaining businesses. Subsequent to the sale of the Water Treatment Business, the Company raised the cost reduction target to be achieved by December 2002 for the remaining businesses to $150 million in annualized fixed cost reductions (as compared to 2000 results, excluding the Food Gums business, the Resins Divestitures and the Water Treatment Business). At the end of 2002, the Company achieved approximately $160 million in annualized cost reductions, exceeding the Company's twice upwardly revised cost reduction target. Approximately 1,330 employees have left or will leave the Company under this plan. The Company incurred restructuring charges totaling $51 million during the third and fourth quarters of 2001. Pursuant to the cost reduction and work process redesign program initiated in 2001 (see Notes 15 and 16), the Company incurred restructuring charges totaling $25 million during 2002. The plan includes reductions throughout the Company with the majority of them from support functions. The Company expects cash outflows in 2003 relating to restructuring will approximate $50 million and will be funded from general corporate funds.

         On December 20, 2002, the Company completed the refinancing of its existing senior credit facility with a new senior credit facility. The new senior credit facility consists of a four year $125 million revolving credit agreement and a $200 million term B loan due May 2007. In addition, the Company has the option of borrowing an additional $50 million to $150 million on terms identical to the term B loan. The availability of the incremental term loan does not expire until the earlier of December 20, 2005 or the time of repayment of the $200 million term B loan. In conjunction with the execution of the credit agreement, $125 million of the proceeds of the term B loan was placed into an escrow account to pay the principal amount of the 6.625% notes in June 2003. The remaining proceeds from the refinancing will be used for general corporate purposes.

         During 2002, the Company recognized $65 million in net charges for additional asbestos litigation expenses (see Note 18), $44 million for debt prepayment penalties and the write-off of debt issuance costs associated with the repayment of debt with the proceeds from the sale of the Water Treatment Business, $11 million of net environmental expense and $7 million in asset impairment charges in the Performance Products segment.

        In a series of unrelated transactions, the Company completed the divestiture of a significant portion of the Pinova Division (the "Resins Divestitures"). On May 1, 2001, Hercules completed the sale of its hydrocarbon resins business and select portions of its rosin resins business to a subsidiary of Eastman Chemical Company, receiving proceeds of approximately $244 million (the "Eastman Transaction"). On May 31, 2001, Hercules completed the sale of its peroxy chemicals business to GEO Specialty Chemicals, Inc., receiving proceeds of approximately $92 million (the "Peroxide Transaction"). Additionally, on May 25, 2001, the Company completed the sale of its interest in Hercules - Sanyo, Inc., a toner resin joint venture, to Sanam Corporation, a wholly-owned subsidiary of Sanyo Chemical Industries, Ltd., its joint venture partner, receiving proceeds of approximately $8 million. The Company realized net gains from these dispositions of $74 million (see Note 16).

         During 2001, the Company recognized the following additional items: a pension curtailment gain of $5 million related to the Eastman Transaction, an additional gain of $5 million as a result of resolving issues relating to a prior year divestiture, $10 million in net environmental expense, $5 million of executive severance charges, $5 million in prepayment penalties relating to the Employee Stock Ownership Plan ("ESOP") credit facility and $3 million in fees related to the 2001 proxy contest and other matters.

         During 2000, the Company monetized certain non-core assets, completing the divestitures of its nitrocellulose and Food Gums businesses. In May 2000, Hercules acquired the paper chemicals business of Quaker Chemical Corporation. In September 2000, the Company announced the formation of a strategic marketing alliance with National Starch and Chemical Company for the sale of over 300 million pounds of National Starch's papermaking chemicals starch product line. These transactions were consistent with the Company's announced strategy to monetize non-core businesses and grow core businesses.

         In the fourth quarter of 2000, Hercules announced its intention to pursue a sale or merger of the Company in the belief that, over the long term, becoming part of a larger enterprise was the best strategic path for the Company. To that end, the Company had retained Goldman, Sachs & Co. and Credit Suisse First Boston to assist the Board of Directors in its identification and evaluation of various alternatives.

         During 2000, the Company incurred a loss of $25 million (see Note 16), including $4 million for termination benefits in connection with the June 2000 sale of the nitrocellulose business. The Company completed the sale of its Food Gums division to CP Kelco, a joint venture with Lehman Brothers Merchant Banking II, L.P., in the third quarter 2000, realizing a net gain on the sale of approximately $168 million. The Company received approximately $395 million in cash proceeds, recorded certain selling and tax expenses of approximately $77 million and retained a 28% equity position in CP Kelco. CP Kelco simultaneously acquired the Kelco biogums business of Pharmacia Corporation (formerly Monsanto Company).

         During 2000, the Company recognized $66 million in asset impairment charges and write-offs, primarily in FiberVisions. Restructuring charges of $18 million, which includes the previously noted $4 million related to the nitrocellulose divestiture, were incurred for 2000 restructuring plans, primarily relating to severance and termination benefits for approximately 212 employee terminations in its Performance Products segment and corporate realignment due to the divestitures of its non-core businesses. Offsetting these restructuring charges was $4 million of reversals relating to prior year plans. Environmental charges of $8 million were incurred, offset by $11 million in recoveries of insurance and environmental claims. Severance charges and compensation expense not associated with restructuring plans of $16 million was also recognized. Additionally, the Company incurred $5 million of integration charges, primarily for consulting and other costs associated with the BetzDearborn acquisition. The asset impairments were triggered by significantly higher raw material costs and the loss of a facility's major customer (see Note
16).

         The above-mentioned items are primarily included in reconciling items in each of the respective years in the segment footnote disclosure (see Note
20).

CRITICAL ACCOUNTING POLICIES

         The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto. All references to individual Notes refer to Notes to the Consolidated Financial Statements. Certain statements contained herein may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.

         The Company's discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Hercules to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Hercules evaluates its estimates on a regular basis, including those related to sales returns and allowances, bad debts, inventories, impairments of long-lived assets, income taxes, restructuring, contingencies, including litigation and environmental, and pension and other benefit obligations. Hercules bases its estimates on various factors including historical experience, consultation and advice from third party subject matter experts and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and circumstances.

         Hercules believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

         Hercules recognizes revenue when the earnings process is complete, which generally occurs when products are shipped to the customer or services are performed in accordance with the terms of the agreement, title and risk of loss have been transferred, collection is probable and pricing is fixed or determinable. Approximately 12% of the Company's revenues are from consignment inventory. For consignment inventory, title and risk of loss are transferred when the earnings process is considered complete, which generally occurs when the Company's products have been consumed or used in the customer's production process. Hercules records estimated reductions to revenue for customer returns and other allowances, including volume-based incentives and pricing adjustments.

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

         Hercules writes down its inventories for estimated slow moving and obsolete goods by amounts equal to the difference between the carrying cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.

         Aside from goodwill and intangible assets which are tested for impairment under the guidance provided in SFAS 142, the Company has adopted SFAS 144 and tests other long-lived assets for impairment based on the guidance provided in SFAS 144. The Company records an impairment loss on its long-lived assets based on the excess of the carrying amount over fair value, when expected future undiscounted cash flows are insufficient to recover the carrying amount of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments. If the Company determines that an impairment loss has occurred, the loss is recognized in the income statement. Deterioration in future economic conditions or poor operating results in a business could result in losses or the inability to recover the carrying value of the asset, thereby possibly requiring an impairment in the future.

         Effective January 1, 2002, Hercules adopted the provisions of SFAS 142. Hercules identified the following reporting units: BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Pinova. In connection with Hercules' transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units. In the first quarter of 2002, Hercules completed its transitional impairment review of the identified reporting units and recognized an after-tax impairment loss of $349 million as a cumulative effect of a change in accounting principle. In addition, an after-tax impairment loss of $19 million was recognized in the first quarter of 2002 relating to the Company's equity investment in CP Kelco, which had an impairment under SFAS 142. As a result of Hercules' adoption of SFAS 142, the Company will no longer record approximately $50 million of annual amortization relating to existing goodwill and intangibles. Pursuant to SFAS 142, the Company is required to perform an annual assessment of its reporting units for impairment. The annual assessment was performed as of November 30, 2002 and indicated no additional impairment to the Company's goodwill was warranted.

         Hercules records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized after consideration of future taxable income and reasonable tax planning strategies. At December 31, 2002, the Company had gross deferred tax assets of approximately $602 million for which it has established valuation allowances of approximately $308 million. In the event that Hercules was to determine that it would not be able to realize all or part of its deferred tax assets, for which a valuation allowance has not been established, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

         Hercules has recorded restructuring charges for the estimated costs of employee severance and other exit costs. In the third quarter of 2001, the Company initiated a comprehensive cost reduction and work process redesign program to improve return on capital, streamline organizational structure, improve work processes and consolidate manufacturing and non-manufacturing resources. The Company has recognized $76 million in charges pursuant to this initiative since inception, including $68 million for severance and $8 million for other exit costs. In the event that it is determined that additional employees must be involuntarily terminated pursuant to work process redesign and other cost reduction initiatives, additional restructuring reserves would be required, which would result in an additional charge against earnings. In the event that the number of employees involuntarily terminated pursuant to restructuring plans is less than anticipated due to greater than anticipated voluntary resignations, an adjustment to reduce excess restructuring reserves would increase income in the period that the determination was made.

         Hercules establishes reserves for environmental matters, asbestos claims, litigation and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. At December 31, 2002, the Company had accrued $421 million for contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"). The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation required or agreed to, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in environmental laws and regulations, technological developments, the years of remedial activity required, changes in the number or financial exposures of claims, lawsuits, settlements or judgments, or in the ability to reduce such financial exposures by collecting indemnity payments from insurers. If the contingency is resolved for an amount greater or less than has been accrued, or Hercules' share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, Hercules would recognize an additional expense or benefit in income in the period such determination was made.

         The Company provides defined benefit pension and postretirement welfare benefit plans to employees in the United States who meet eligibility requirements. Similar plans are provided outside the United States in accordance with local practice. Pension and other postretirement benefit obligations in the United States and the related expense (income) are determined based upon actuarial assumptions regarding mortality, medical inflation rates, discount rates, long-term return on assets, salary increases, Medicare availability and other factors. The assets of the U.S. defined benefit plan constitute 85% of the total defined benefit plan assets applicable to plans sponsored by the Company. The actual return on U.S. plan assets earned in 2002, and the historical return on U.S. plan assets earned in 2000 and 2001, was less than the 9.25% expected long-term return assumption. In addition, yields on long-term corporate bonds continued to decrease throughout 2002. Pursuant to the Company's annual review of the actuarial assumptions, the discount rate was lowered to 6.75% at December 31, 2002 and the expected long-term return on U.S. plan assets was lowered to 8.75% effective January 1, 2003. Based on current assumptions, pension and postretirement benefit plan expenses for the years 2003, 2004 and 2005 are projected to be approximately $48 million, $69 million and $92 million, respectively. The projected increase in pension expense of $20 to $30 million per year over this time frame is due to the unfavorable performance of the pension investment portfolio over the past three years. As a result of unfavorable economic conditions, the accumulated benefit obligation ("ABO") exceeded the fair value of plan assets at December 31, 2002. At December 31, 2002, the ABO of the U.S., United Kingdom and German defined benefit pension plans, $1,227 million, $55 million and $27 million, respectively, exceeded their funded benefits. Consequently, the Company was required to recognize an additional liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to other comprehensive income in stockholders' equity. The Company recorded a non-cash, after-tax charge to other comprehensive income of $354 million at December 31, 2002. As a result of this charge, the Company is in a negative net worth position at December 31, 2002. The Company does not believe that this will have any substantial adverse effect on its operations or liquidity. A 100 basis point decrease or increase in the discount rate has approximately a plus or minus $160 million impact on the Company's consolidated ABO. At December 31, 2002, the consolidated projected benefit obligation was $1,528 million, of which $1,309 million is attributable to the U.S. plan. If the U.S. qualified pension plan performs in accordance with the actuarial assumptions, the Company anticipates making cash contributions of approximately $40 million per year over the next 6 to 7 years to maintain compliance with ERISA funding requirements. The Company also contributed $20 million to its non-U.S. pension plans in the fourth quarter 2002 to bring funding to required levels. A recent government mandated change in minimum funding requirements in the Netherlands may require the Company to make a special contribution to the Dutch pension plan of 5 million euros in 2003.

RESULTS OF OPERATIONS

         The table below reflects Net sales and Profit from operations for continuing operations for the years ended December 31, 2002, 2001 and 2000. Substantially all reconciling items have been allocated to the segments. The reconciling items primarily include corporate expenses. Results of operations for 2001 and 2000 have been restated to conform to the current year presentation. In the discussion which follows, all comparisons are with the previous year unless otherwise stated.

                                               (Dollars in millions)
                                           2002         2001        2000
                                         -------      -------     -------
Net sales:
  Performance Products                   $ 1,385      $ 1,351     $ 1,450
  Engineered Materials and Additives         320          425         695
  Food Gums                                    -            -         160
  Reconciling Items                            -            -          (2)
                                         -------      -------     -------
    Consolidated                         $ 1,705      $ 1,776     $ 2,303
                                         =======      =======     =======

Profit from operations:
  Performance Products                   $   238      $   151     $   241
  Engineered Materials and Additives          17           12          (9)
  Food Gums                                    -            -          30
  Reconciling Items                          (41)          18         104
                                         -------      -------     -------
    Consolidated                         $   214      $   181     $   366
                                         =======      =======     =======

2002 vs. 2001

         Net sales were $1,705 million for 2002, a decrease of $71 million, or 4%. Net sales in 2002 were favorably impacted by approximately $16 million reflecting the positive impact of the weaker dollar. Approximately $113 million of the decrease is attributable to the businesses comprising the Resins Divestitures (see Note 22). Volumes declined 6% year over year. Regionally, net sales declined 6% in North America and 14% in Latin America, remained flat in Europe and improved 2% in Asia Pacific.

         Profit from operations increased $33 million, or 18%. Profit from operations in 2002 was favorably impacted by approximately $3 million reflecting the positive impact of the weaker dollar. Improvement in operating profit occurred in all businesses despite a 6% decline in volumes. This was principally due to reductions in the Company's fixed cost structure pursuant to the comprehensive cost reduction and work process redesign program (see Notes 15 and 16) initiated in 2001. On an annualized basis, approximately $160 million in cost savings were achieved as of December 31, 2002 (as compared to 2000 results, excluding the Food Gums business, the Resins Divestitures and the Water Treatment Business). Impacting 2002 profit from operations were $23 million in net restructuring charges, $7 million in asset impairment charges and $5 million, net, of other charges. Impacting profit from operations in 2001 were $74 million of pre-tax gains from the Resins Divestitures and $6 million, net, of other gains, partially offset by $51 million in restructuring charges associated with the comprehensive cost reduction and work process redesign program.

         Performance Products segment revenues were up $34 million, or 3%. Net sales were favorably impacted by approximately $12 million reflecting the positive impact of the weaker dollar. Sales improved due to volume improvements of 6% versus the prior year and favorable product mix, partially offset by competitive pricing. Profit from operations increased $87 million, or 58%. Profit from operations primarily benefited from the cost reduction and work process redesign program commenced in 2001. Profit from operations in 2002 includes asset impairment charges of $7 million associated with the planned shutdown of plant facilities.

         Pulp and Paper is a large and technically advanced provider of pulp and paper chemicals and technical paper process solutions. In Pulp and Paper, both net sales and profit from operations improved year over year. Sales improved due to volume improvements of 10% versus the prior year partially offset by competitive pricing and unfavorable product mix. Sales to GE Betz pursuant to a two-year supply agreement accounted for 2% of the net sales growth. Lower overhead costs attributable to the cost reduction and work process redesign program was the primary driver of higher profit from operations. Profit from operations was negatively impacted by asset impairment charges of $7 million associated with the shutdown of two plant facilities. The industry in which Pulp and Paper competes is projected to experience average growth rates of 2% to 3% through 2004. Demand for process chemicals, retention aids and strength resins has increased as the quality of pulp in paper products has been reduced. However, the industry has become increasingly competitive as consolidation continues within the pulp and paper customer base.

         Aqualon is a supplier of products that manage the properties of aqueous (water-based) systems. Aqualon's products are mostly derived from renewable natural raw materials, including cellulose and guar, and are used in paints and coatings, personal care products such as toothpaste and shampoo, oil and gas well drilling to provide fluid loss control and as a strengthening agent in mortar and plaster, among other uses. Net sales and profit from operations improved versus the prior year despite a decrease in volumes of approximately 2%. Sales improved due to favorable product mix partially offset by lower volumes and competitive pricing. Volume declines are reflective of weak sales to the oilfield industry. Lower raw material costs and lower overhead costs attributable to the cost reduction and work process redesign program were the primary drivers of the improved operating performance. The water-soluble polymer industry is mature, growing at rates near or slightly higher than GDP. Mergers in the industry and the withdrawal of marginal producers have improved profitability.

         Engineered Materials and Additives segment revenues decreased $105 million, or 25%, and profit from operations increased $5 million, or 42%. Approximately $113 million of the decrease is attributable to the businesses comprising the Resins Divestitures. In May 2001, Hercules sold its hydrocarbon resins and select portions of its rosin resins businesses, its peroxy chemicals business and its interest in a toner resin joint venture (see Note 22). Segment volumes decreased 24% year over year.

         FiberVisions is a global supplier of synthetic non-woven fibers made from polypropylene and used primarily in disposable diapers and other hygienic products. Net sales in FiberVisions improved marginally, largely driven by a positive rate of exchange effect and 5% higher volumes partially offset by the contractual customer pass through of lower polypropylene costs and competitive pricing issues. Operating performance increased by $3 million due to lower polymer costs and lower overhead costs attributable to the cost reduction and work process redesign program.

         Pinova offers products that generally are custom made to fit a particular use in an industry and impart or improve the properties of a variety of compounded substances. Net sales in Pinova significantly declined in 2002 versus the prior year as a result of the Resins Divestitures (see Note 22). Volumes were down approximately 65%. Despite declines in revenues and volumes, operating performance increased. The improvement in profit from operations was a direct result of hiring a full time sales team to support the business, replacing the distribution channel used in 2001 following the Resins Divestitures, as well as a focused effort on cost reduction and work process redesign.

2001 vs. 2000

         Consolidated net sales were $1,776 million for 2001, a decrease of $527 million, or 23%. Approximately $30 million of this decrease is attributable to the strength of the U.S. dollar in 2001, principally versus the euro, which continued to weaken throughout the year. Approximately $219 million of the decrease is attributable to the businesses involved in the Resins Divestitures (see Note 22). Approximately $160 million and $23 million of the decrease is attributable to the divestiture of the Food Gums business in September 2000 and the divestiture of the nitrocellulose business in June 2000, respectively (see
Note 22). Contributing to the decline was reduced volume in all businesses versus 2000. Regionally, net sales declined 21% in North America, 25% in Europe, 28% in Asia Pacific and 24% in Latin America. Weak market demand negatively impacted the Company's sales.

         Consolidated profit from operations decreased $185 million, or 51%. Of this decrease, $52 million was attributable to business divestitures. Also impacting 2001 profit from operations were $51 million in restructuring charges associated with the cost reduction program. Offsetting these charges were $74 million of pre-tax gains from the Resins Divestitures, $6 million, net, of other gains and $8 million due to foreign currency. Operating profit improvements were seen in FiberVisions but were completely negated by lower profit from operations in Pulp and Paper and Aqualon. Pulp and Paper and Aqualon experienced weakness in the industries they service. Pursuant to the comprehensive cost reduction and work process redesign program (see Note 16) initiated in the third quarter of 2001, the Company began reducing its fixed cost structure and saw cost improvements in fourth quarter operating profit. On an annualized basis, approximately $38 million in cost savings were achieved as of December 31, 2001 (as compared to 2000 results, excluding the Food Gums business, the Resins Divestitures and the Water Treatment Business). Profit from operations in 2000 was favorably impacted by a $168 million gain associated with the sale of the Food Gums business, partially offset by the following charges: a $25 million loss associated with the divestiture of the nitrocellulose business, $66 million in asset impairment charges, $10 million in restructuring charges and executive severance charges not associated with restructuring plans of $16 million.

         Performance Products segment revenues were down $99 million, or 7%. Net sales were negatively impacted by approximately $27 million reflecting the negative impact of the stronger dollar. The segment experienced 6% lower volumes year over year. Continuing weak demand in the global paper industry and the full year effect of the nitrocellulose divestiture in 2000 primarily drove the decline in segment revenues. Profit from operations decreased $90 million, or 37%, versus the prior year. The decline in volumes, revenue and profit from operations all reflect the full year effect of the nitrocellulose divestiture in 2000.

         In Pulp and Paper, both net sales and profit from operations declined year over year. The business continued to be impacted by weak global demand. Sales and profit from operations were negatively impacted by volume declines of 5% from last year. Higher energy and transportation costs, partially offset by lower overhead costs and bad debt expenses, contributed to the lower profit from operations. Pulp and Paper began to see benefits from the cost reduction and work process redesign program in the fourth quarter with lower overhead costs. However, the industry has become increasingly competitive as consolidation continues within the pulp and paper customer base.

         Aqualon's net sales and profit from operations decreased versus the prior year. Volumes decreased approximately 9%. The decline in volumes, revenue and profit from operations all reflect the full year effect of the nitrocellulose divestitures in 2000. Aqualon's results were hampered by the currency effects of a strong dollar, principally versus the euro, which was particularly evident in the first half of 2001. Profit from operations was negatively impacted by volume declines, higher raw material and energy costs, competitive pricing issues and unfavorable fixed cost absorption at lower production levels. These negative drivers were partially offset by lower overhead costs attributable to the cost reduction and work process redesign program. Volume declines are reflective of weak general economic conditions.

         Engineered Materials and Additives segment revenues decreased $270 million, or 39%, and profit from operations increased $21 million, or 233%. In May 2001, Hercules sold its hydrocarbon resins and select portions of its rosin resins businesses, its peroxy chemicals business and its interest in a toner resin joint venture (see Note 22). Pinova, including the businesses that the Company sold, had approximately $450 million in net sales in 2000.

         Net sales in FiberVisions declined while profit from operations increased significantly. The decline in net sales is primarily due to 9% lower volumes for the full year attributable to the exit from the low margin automotive segment and increased usage of lower basis weight hygiene fabrics combined with adverse economic conditions in the decorative fiber segment, contractual customer pass through of lower polymer costs, the impact of the stronger dollar and competitive pricing issues. Operating performance was positively impacted by lower polymer costs, lower overhead costs attributable to the cost reduction and work process redesign program and lower depreciation expense as a result of asset impairments in 2000.

         Net sales and profit from operations in Pinova significantly declined in 2001 as a result of the Resins Divestitures (see Note 22). Volumes were down approximately 60%. Net sales and profit from operations attributable to the retained business experienced deterioration in 2001. Operating performance was primarily impacted by unfavorable fixed cost absorption at lower production levels and weak overall demand, the most significant in the Terpenes product line.

Interest and Debt Expense and Preferred Security Distributions; Equity Income
(Loss); Provision for Income Taxes

         Interest and debt expense and preferred security distributions of subsidiary trusts decreased $100 million, or 39%, in 2002 versus 2001 primarily due to lower outstanding debt balances, reflecting the application of proceeds from the sale of the Water Treatment Business on April 29, 2002, and 2001 asset sales, as well as lower interest rates. Interest and debt expense and preferred security distributions of subsidiary trusts decreased $6 million, or 2%, in 2001 versus 2000.

         Equity income (loss) of affiliated companies in 2002 reflected equity income from the FiberVisions ES joint venture that FiberVisions formed in January 2000 with Chisso Polypro Fiber Co., Ltd. The equity losses recorded in 2001 and 2000 were a result of the equity losses relating to CP Kelco.

         Provision for income taxes on continuing operations reflects effective tax rates of 7% in 2002, (20%) in 2001 and 30% in 2000. The effective tax rate for 2002 reflects the tax benefit of the pre-tax loss partially offset by the effect of increases to tax reserves related to anticipated tax assessments and other provisions. The effective tax rate for 2001 reflects the tax benefit of the pre-tax loss partially offset by the effect of increases to tax reserves and the effect of non-deductible goodwill amortization. The 2000 rate was favorably impacted by the utilization of research and development credits.

FINANCIAL CONDITION

         Liquidity and financial resources: Net cash flow used in operations was $217 million in 2002, $100 million in 2001 and $32 million in 2000. The change in operating cash flow in 2002 compared to 2001 primarily results from higher income tax payments, $97 million in pension contributions and payments related to the restructuring plans. The increase in cash flow used in operations in 2001 versus 2000 is a result of higher working capital needs. The 2000 net cash flow from operations reflects the payment of legal settlements, net of insurance recoveries, and higher working capital requirements.

         Net cash provided by investing activities was $1,659 million in 2002, $295 million in 2001 and $229 million in 2000. Hercules' significant cash flow from investing activities in 2002 was due to the sale of the Water Treatment Business. Cash flow from investing activities in 2001 and 2000 has benefited from the monetization of certain non-core assets. In May 2001, the Company completed the sale of its hydrocarbon resins business and select portions of its rosin resins business to a subsidiary of Eastman Chemical Company, receiving proceeds of approximately $244 million, and the sale of its peroxy chemicals business to GEO Specialty Chemicals, Inc., receiving proceeds of approximately $92 million. In September 2000, the Company sold its Food Gums business to CP Kelco, receiving proceeds of approximately $395 million. After recording certain selling and tax expenses of $77 million, the net proceeds of approximately $318 million were applied to repay term loan tranche C. Capital expenditures were $43 million, $52 million and $171 million in 2002, 2001 and 2000, respectively. The decrease in capital expenditures in 2001 was primarily due to the completion of the plant expansion in Doel, Belgium. Stringent capital spending controls instituted in early 2001 have lowered expenditures in both 2001 and 2002.

         Net cash used in financing activities was $1,332 million, $368 million and $290 million, respectively, in 2002, 2001 and 2000. The Company has used cash from business divestitures in 2002, 2001 and 2000 to pay down long-term debt.

         The Company used the net proceeds of approximately $1.7 billion from the sale of the Water Treatment Business (see Note 22) to permanently reduce long-term debt, repaying in full the following borrowings: term loan tranche A, term loan tranche D, the revolving credit agreement and the ESOP credit facility. In addition, effective with the consummation of the sale of the Water Treatment Business and the application of the net proceeds, the revolving credit agreement was permanently reduced from $900 million to $200 million and the Canadian revolving credit agreement was cancelled. A portion of the net proceeds ($73 million) from the sale of the Water Treatment Business was used to collateralize the Company's outstanding letters of credit.

         On December 20, 2002, the Company completed the refinancing of its existing senior credit facility with a new senior credit facility. The new senior credit facility consists of a four year $125 million revolving credit agreement and a $200 million term B loan due May 2007. In addition, the Company has the option of borrowing an additional $50 million to $150 million on terms identical to the term B loan. The availability of the incremental term loan does not expire until the earlier of December 20, 2005 or the repayment of the $200 million term B loan. In conjunction with the execution of the credit agreement, $125 million of the proceeds of the term B loan was placed into an escrow account to pay the principal amount of the 6.625% notes in June 2003. The remaining proceeds from the refinancing will be used for general corporate purposes. The escrow funds have been recognized as restricted cash on the Consolidated Balance Sheet. The term B loan bears interest at LIBOR + 3.25%. The revolving credit agreement bears interest at LIBOR plus an applicable margin, currently 2.75%, which is determinable based on the Company's leverage ratio. The new senior credit facility is secured by liens on the Company's assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company's current and future wholly-owned domestic subsidiaries. Issuance costs related to the financing are included in deferred charges and other assets and are being amortized over the term of the loans, using the effective interest method. In connection with the cancellation of the original senior credit facility, the letters of credit were reissued under the new credit facility in the first quarter of 2003 and the cash collateral has been released to the Company.

         On November 14, 2000, the Company completed a refinancing and modification of its existing debt, borrowing $375 million under the senior credit facility (term loan tranche D) and also issuing $400 million of 11 1/8% senior notes due 2007. The 11 1/8% senior notes are guaranteed by each of Hercules' current and future wholly owned domestic restricted subsidiaries. The 11 1/8% senior notes were subject to a registration rights agreement that required Hercules to file a Registration Statement on Form S-4 with the Securities and Exchange Commission, pursuant to which the Company offered to exchange all of its $400 million aggregate principal amount of 11 1/8% senior notes due 2007 ("old notes") for $400 million aggregate principal amount of 11 1/8% senior notes due 2007 ("new notes"). The form and terms of the new notes are the same as the form and terms of the old notes except that, because the new notes were registered under the Securities Act, the new notes do not bear legends restricting their transfer and are not entitled to certain registration rights. The new notes evidence the same debt as the old notes and the new notes and the old notes are governed by the same indenture. Hercules did not receive any proceeds from the exchange offer. As of December 31, 2002, $389.8 million of the old notes had been exchanged for a like amount of new notes.

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

         The proceeds of the 11 1/8% senior notes were used to repay the Company's Redeemable Hybrid INcome Overnight Shares (RHINOS) and Floating Rate Preferred Securities and to reduce the current portion of term loan tranche A.

         As of December 31, 2002, the Company had $125 million available under the revolving credit agreement and $24 million of short-term lines of credit.

Capital Structure and Commitments

         Total capitalization (stockholders' (deficit) equity, company-obligated preferred securities of subsidiary trusts and debt) decreased to $1.4 billion at December 31, 2002 from $3.5 billion at December 31, 2001. The ratio of debt-to-total capitalization increased to 64% at December 31, 2002 from 62% at December 31, 2001. The current ratio increased to 1.47 at December 31, 2002, compared to .92 at December 31, 2001. The quick ratio increased to 1.20 at December 31, 2002 compared to .66 at December 31, 2001.

         On October 4, 2000, Moody's Investors Service, Inc., downgraded the Company's senior unsecured credit rating to Ba1 with a stable outlook. On October 19, 2000, Standard & Poor's Ratings Services downgraded the corporate credit rating to BB+ and placed Hercules on credit watch with "developing" implications. On November 9, 2000, Moody's Investors Service, Inc., assigned a Ba2 rating to the 11 1/8% senior notes and Standard & Poor's Ratings Services assigned a BB- rating to the 11 1/8% senior notes. Both ratings were placed on credit watch with "developing" implications. On January 23, 2001, Standard & Poor's Ratings Services downgraded the corporate credit rating to BB. On January 25, 2001, Standard & Poor's Ratings Services assigned a B+ rating to the 11 1/8% senior notes. On May 5, 2002, Standard and Poor's Rating Services raised the rating on the 11 1/8% senior notes to BB-. On June 5, 2002, Moody's Investors Service, Inc. revised the outlook to stable from "developing" and on December 5, 2002, Standard & Poor's Rating Services raised the Company's credit outlook to positive.

         Quarterly dividends of $0.27 per share were declared and paid in the first and second quarters of 2000. In August 2000, the Board of Directors reduced the quarterly dividend payment to $0.08 per share, which was paid in September 2000 for the third quarter of 2000. On November 13, 2000, the Board of Directors determined to suspend the payment of the quarterly dividend beginning with the fourth quarter of 2000, subject to reconsideration of the policy by the Board, in its discretion, when warranted under appropriate circumstances. In addition, payment of future dividends is significantly restricted by the indenture governing the senior notes and the senior credit facility. The annual dividend was $0.62 per share during 2000.

         Capital expenditures are expected to approximate between $45 and $58 million during 2003. This includes funds for continuing or completing existing projects and for implementing new projects.

         The Company's contractual commitments as of December 31, 2002 are summarized as follows:

                                                             (Dollars in millions)
                                                             Payments Due by Period
                                           ----------------------------------------------------------
                                                    Less than 1                               After 5

                                            Total       year     1 - 3 years   4 - 5 years     years
                                           ----------------------------------------------------------
Current and long-term portion of debt      $  882      $  144       $   32        $  600       $  106
Non-cancelable operating leases               167          23           39            29           76
                                           ------      ------       ------        ------       ------
Total contractual cash obligations         $1,049      $  167       $   71        $  629       $  182
                                           ======      ======       ======        ======       ======

         The Company had the following commercial commitments at December 31, 2002: lines of credit of $1 million outstanding and letters of credit of $78 million, both of which may require payments in the future. If required, these commitments would be funded from general corporate funds.

RISK FACTORS

Indebtedness

         As of December 31, 2002, the Company's total debt was approximately $883 million, of which 71% is fixed rate indebtedness. Total debt does not include $624 million of company-obligated preferred securities of subsidiary trusts, all of which is a fixed rate obligation. The Company's indebtedness has significant consequences. For example, it could: increase the Company's vulnerability to economic downturns and competitive pressures; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; limit the Company's flexibility in planning for, or reacting to, changes in its business and the industries in which it operates or in pursuing attractive business opportunities requiring debt financing; place the Company at a disadvantage to its competitors that have less debt; and limit the Company's ability to borrow additional funds due to restrictive covenants.

         The senior credit facility and the indenture governing the 11 1/8% senior notes due 2007, which together account for a large portion of the Company's debt, contain numerous restrictive covenants, including, among other things, covenants that limit the Company's ability to: borrow money and incur contingent liabilities; make dividend or other restricted payments; use assets as security in other transactions; enter into transactions with affiliates; enter into new lines of business; issue and sell stock of restricted subsidiaries; sell assets or merge with or into other companies and make capital expenditures. In addition, the senior credit facility requires the Company to meet financial ratios and tests, including maximum leverage and interest coverage levels. These restrictions could limit the Company's ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict corporate activities.

         The Company's ability to comply with the covenants and other terms of the senior credit facility and the indenture governing the senior notes and to satisfy these and other debt obligations will depend upon the Company's current and future performance. The Company's performance is affected by general economic conditions and by financial, competitive, political, business and other factors, many of which are beyond the Company's control. The Company believes that the cash generated from its business will be sufficient to enable the Company to comply with the covenants and other terms of the senior credit facility and the indenture governing the senior notes and to make debt payments as they become due.

         The Company and its subsidiaries may incur additional indebtedness in the future. As of December 31, 2002, the Company had a $325 million senior credit facility with a syndicate of banks. Under the senior credit facility, the Company has a $125 million revolving credit agreement, which permits certain additional borrowings. In addition, the Company has the option to borrow an additional $50 million to $150 million under the senior credit facility. If new indebtedness is added to the Company's current indebtedness levels, the risks described above could increase.

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

         The Company's derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments and trust preferred securities. At December 31, 2002 and 2001, net market value of these combined instruments at December 31, 2002 was a liability of $1.44 and $2.61 billion, respectively. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at December 31, 2002 and 2001 would result in a $60 and $52 million decrease, respectively, in the net market value of the liability. A 100-basis point decrease in interest rates at December 31, 2002 and 2001 would result in a $72 and $57 million increase, respectively, in the net market value of the liability.

         Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of $0.2 million at December 31, 2002 and 2001. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at December 31, 2002 and 2001 would result in a $0.2 and $2 million increase, respectively, in the net asset position while a 10% weakening of the dollar versus all currencies would result in a $0.3 and $2 million decrease, respectively, in the net asset position resulting in a net liability position.

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

         The Company has not designated any derivative as a hedge instrument under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and, accordingly, changes in the fair value of derivatives are recorded each period in earnings.

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

         Environmental remediation expenses are funded from internal sources of cash. Such expenses are not expected to have a significant effect on the Company's ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows. See Item 3, Legal Proceedings and Note 10.

Litigation

         Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, antitrust proceedings, environmental proceedings, property damage and personal injury matters. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period. See Item 3, Legal Proceedings and Note 10.

Pension

         The assets and liabilities associated with the Company's defined benefit plans are subject to interest rate and market risk. At December 31, 2002, the accumulated pension benefit obligation ("ABO") of the U.S. defined benefit plan was $1,227 million based on a discount rate of 6.75%. The fair value of the U.S. defined benefit plan assets at December 31, 2002 was $966 million. The assets of the U.S. defined benefit plan are invested as follows:
$439 million in domestic corporate equity securities, $180 million in international corporate equity securities, $309 million in fixed income securities and $38 million in other investments. The Company has used an 8.75% assumed rate of return on plan assets for the U.S. plans effective January 1, 2003. A 100-basis point decrease or increase in the discount rate has approximately a plus or minus $130 million impact on the ABO. A 100-basis point decrease or increase in the assumed rate of return has approximately a plus or minus $12 million impact on the U.S. pension expense estimated for 2003.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. The provisions of SFAS 143 require companies to record an asset and related liability for the costs associated with the retirement of a tangible long-lived asset if a legal liability to incur these costs exists. SFAS 143 became effective for the Company on January 1, 2003. Based on the Company's evaluation to date, the adoption of SFAS 143 is expected to result in a charge ranging from $0.25 to $0.30 per diluted share that will be reported as a cumulative effect of a change in accounting principle. Approximately 75% of this cumulative effect charge relates to a former operating site in Kenvil, New Jersey. This site comprises approximately 1,100 acres of property in close proximity to the New York City metropolitan area. The value of this property is estimated to significantly exceed the asset retirement obligation recorded in accordance with SFAS 143.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The Company elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses from the Extinguishment of Debt" ("SFAS 4"). Accordingly, the prepayment penalties and the write-off of debt issuance costs relating to the April 2002 debt repayment (see Note 5) are reported in net loss from continuing operations. Under SFAS 4, the majority of these costs would have been reported as an extraordinary loss in the Consolidated Statement of Operations.

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

         On December 15, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") by requiring, among other provisions, enhanced disclosure regarding stock-based compensation in the Summary of Significant Accounting Policies. The Company adopted the enhanced disclosure provisions of SFAS 148 as of December 31, 2002.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. As required, the Company has adopted the disclosure requirements of FIN 45 as of December 31, 2002 (see
Note 10). The Company will apply the initial recognition and measurement provisions on a prospective basis effective January 1, 2003. FIN 45 modifies existing disclosure requirements for most guarantees and requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The Company is in the process of evaluating the recognition and measurement provisions of FIN 45 and absent any unforeseen events, management does not expect that the adoption of these provisions will have a significant impact on the Company's financial condition, liquidity or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Certain Variable Interest Entities" ("FIN 46") (VIEs), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51"). FIN 46 addresses the application of ARB 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. The Company currently has two joint-venture VIEs that are presently accounted for using the equity method of accounting. These entities serve as strategic global marketers of the Company's bicomponent fibers. The assets and liabilities of these entities are not consolidated within the Company's financial statements. As of December 31, 2002, the fair value of the assets in these joint ventures was approximately $5 million and the fair values of the associated liabilities and non-controlling interests were approximately $4 million. The Company is in the process of reviewing the provisions of FIN 46. There are no assets of the Company that serve as collateral for the VIEs and the creditors of the VIEs have no recourse to the general credit of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For discussion of quantitative and qualitative disclosures about market risk, see the caption "Risk Factors" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          REQUIRED SUPPLEMENTARY DATA

                             HERCULES INCORPORATED

                                                                                                                         Page
                                                                                                                         ----
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants..................................................................................       30
Consolidated Statement of Operations for the Years Ended December 31, 2002, 2001 and 2000..........................       31
Consolidated Balance Sheet as of December 31, 2002 and 2001........................................................       32
Consolidated Statement of Cash Flow for the Years Ended December 31, 2002, 2001 and 2000...........................       33
Consolidated Statement of Stockholders' (Deficit) Equity for the Years Ended December 31, 2002, 2001 and 2000......       34
Consolidated Statement of Comprehensive Loss for the Years Ended December 31, 2002, 2001 and 2000..................       35
Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements..........................       36

SUPPLEMENTARY DATA
Summary of Quarterly Results (Unaudited)...........................................................................       77
Principal Consolidated Subsidiaries of Registrant..................................................................       78

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Hercules Incorporated:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hercules Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 84 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed its accounting for goodwill and indefinite-lived intangible assets effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Also, as disclosed in Note 22 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 26, 2003

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                           (Dollars in millions, except per share)
                                                                                   2002       2001      2000
                                                                                 -------    -------    -------
Net sales                                                                        $ 1,705    $ 1,776    $ 2,303
Cost of sales                                                                      1,041      1,133      1,451
Selling, general and administrative expenses                                         353        401        444
Research and development                                                              42         53         64
Goodwill and intangible asset amortization (Note 3)                                    9         24         24
Other operating expense (income), net (Note 16)                                       46        (16)       (46)
                                                                                 -------    -------    -------
Profit from operations                                                               214        181        366

Interest and debt expense (Note 17)                                                   96        196        164
Preferred security distributions of subsidiary trusts                                 58         58         96
Other expense, net (Note 18)                                                         115          8         18
                                                                                 -------    -------    -------
(Loss) income before income taxes and equity income (loss)                           (55)       (81)        88
(Benefit) provision for income taxes (Note 6)                                         (4)        16         26
                                                                                 -------    -------    -------
(Loss) income before equity income (loss)                                            (51)       (97)        62
Equity income (loss) of affiliated companies, net of tax                               2         (9)        (2)
                                                                                 -------    -------    -------
Net (loss) income from continuing operations before discontinued
     operations and cumulative effect of change in accounting principle              (49)      (106)        60

Net (loss) income on discontinued operations, net of tax (Note 22)                  (199)        48         38
                                                                                 -------    -------    -------
Net (loss) income before cumulative effect of change in accounting principle        (248)       (58)        98

Cumulative effect of change in accounting principle, net of tax (Note 3)            (368)         -          -
                                                                                 -------    -------    -------
Net (loss) income                                                                $  (616)   $   (58)   $    98
                                                                                 =======    =======    =======
(Loss) earnings per share (Note 19)

Basic (loss) earnings per share
     Continuing operations                                                       $ (0.45)   $ (0.98)   $  0.56
     Discontinued operations                                                     $ (1.83)   $  0.44    $  0.35
     Cumulative effect of change in accounting principle                         $ (3.37)   $     -    $     -
     Net (loss) income                                                           $ (5.65)   $ (0.54)   $  0.91
     Weighted average number of shares (millions)                                  109.1      108.2      107.2

Diluted (loss) earnings per share
     Continuing operations                                                       $ (0.45)   $ (0.98)   $  0.56
     Discontinued operations                                                     $ (1.83)   $  0.44    $  0.35
     Cumulative effect of change in accounting principle                         $ (3.37)   $     -    $     -
     Net (loss) income                                                           $ (5.65)   $ (0.54)   $  0.91
     Weighted average number of shares (millions)                                  109.1      108.2      107.9

   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET

                                                                             (Dollars in millions)
                                                                                  December 31,
                                                                               2002        2001
                                                                              -------    -------
ASSETS
Current assets
  Cash and cash equivalents                                                   $   209    $    76
  Restricted cash (Note 5)                                                        125          -
  Accounts and notes receivable, net (Note 1)                                     360        506
  Inventories (Note 2)                                                            167        233
  Deferred income taxes (Note 6)                                                   46         27
                                                                              -------    -------
  Total current assets                                                            907        842
Property, plant and equipment, net (Note 14)                                      663        903
Intangible assets, net (Note 3)                                                   198        615
Goodwill, net (Note 3)                                                            468      1,897
Prepaid pension (Note 7)                                                            -        203
Deferred income taxes (Note 6)                                                     15          -
Deferred charges and other assets (Note 14)                                       442        543
                                                                              -------    -------
  Total assets                                                                $ 2,693    $ 5,003
                                                                              =======    =======
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
  Accounts payable                                                            $   176    $   203
  Short-term debt (Note 4)                                                        145        251
  Accrued expenses (Note 14)                                                      295        463
                                                                              -------    -------
  Total current liabilities                                                       616        917
Long-term debt (Note 5)                                                           738      1,959
Deferred income taxes (Note 6)                                                     80        370
Pension liability (Note 7)                                                        278          -
Other postretirement benefits (Note 7)                                            103        110
Deferred credits and other liabilities (Note 14)                                  377        311
                                                                              -------    -------
  Total liabilities                                                             2,192      3,667
Commitments and contingencies (Note 10)                                             -          -
Company-obligated preferred securities of subsidiary trusts (Note 11)             624        624
Stockholders' (deficit) equity
  Series preferred stock (Note 12)                                                  -          -
  Common stock, $25/48 par value (Note 13)                                         83         83
     (shares issued: 2002 - 159,984,444; 2001 - 159,984,444)
  Additional paid-in capital                                                      682        697
  Unearned compensation (Note 8)                                                  (93)      (104)
  Accumulated other comprehensive losses                                         (454)      (218)
  Retained earnings                                                             1,483      2,099
                                                                              -------    -------
                                                                                1,701      2,557
Reacquired stock, at cost (shares: 2002 - 50,615,487; 2001 - 51,196,972)        1,824      1,845
                                                                              -------    -------
  Total stockholders' (deficit) equity                                           (123)       712
                                                                              -------    -------
  Total liabilities and stockholders' (deficit) equity                        $ 2,693    $ 5,003
                                                                              =======    =======

   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW

                                                                                   (Dollars in millions)
                                                                                 2002       2001       2000
                                                                               -------    -------    -------
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income                                                              $  (616)   $   (58)   $    98
Net loss (income) from discontinued operations                                     199        (48)       (38)
Adjustments to reconcile net (loss) income to net cash used in operations:
Depreciation                                                                        71         77        105
Amortization                                                                        29         57         57
Gain on disposals                                                                    -        (77)      (142)
Impairment charges                                                                 368          3          -
Noncash charges (credits)                                                           64         69        105
Accruals and deferrals of cash receipts and payments:
  Affiliates' earnings in excess of dividends received                              (1)         9          2
  Accounts receivable                                                               (7)        65         (1)
  Inventories                                                                       (5)         6        (23)
  Accounts payable and accrued expenses                                           (234)      (107)      (110)
  Deferred taxes                                                                   (15)       (51)         2
  Noncurrent assets and liabilities                                                (70)       (45)       (87)
                                                                               -------    -------    -------
       Net cash used in continuing operations                                     (217)      (100)       (32)
                                                                               -------    -------    -------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                               (43)       (52)      (171)
Proceeds of investment and fixed asset disposals                                 1,816        356        418
Increase in restricted cash                                                       (125)         -          -
Acquisitions, net of cash acquired                                                   -          -         (6)
Other, net                                                                          11         (9)       (12)
                                                                               -------    -------    -------
       Net cash provided by investing activities from continuing operations      1,659        295        229
                                                                               -------    -------    -------
CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                                            450        349      1,889
Long-term debt payments                                                         (1,776)      (626)    (1,790)
Change in short-term debt                                                           (8)      (107)        92
Payment of debt issuance costs and underwriting fees                                (5)         -        (28)
Repayment of subsidiary trust preferred securities                                   -          -       (370)
Common stock issued                                                                  7         17         13
Common stock reacquired                                                              -         (1)        (2)
Dividends paid                                                                       -          -        (94)
                                                                               -------    -------    -------
       Net cash used in financing activities                                    (1,332)      (368)      (290)
                                                                               -------    -------    -------
Effect of exchange rate changes on cash                                             (2)        (3)        (2)
                                                                               -------    -------    -------
Net cash flow from discontinued operations (Note 22)                                25        198         86
Net increase (decrease) in cash and cash equivalents                               133         22         (9)
Cash and cash equivalents at beginning of year                                      76         54         63
                                                                               -------    -------    -------
Cash and cash equivalents at end of year                                       $   209    $    76    $    54
                                                                               =======    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest (net of amount capitalized)                                         $    96    $   157    $   164
  Preferred security distributions of subsidiary trusts                             57         61         85
  Income taxes, net of refunds received                                            142         37         29
Noncash investing and financing activities:
  Acquisition of minority interest                                                   -          -        (11)
  Incentive and other employee benefit stock plan issuances                         13         12          8

   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                (Dollars in millions)
                                                                                                 Accumulated
                                                                                       Unearned     Other
                                                                   Common    Paid-in    Compen-   Comprehen-
                                                                    Stock    Capital    sation    sive Loss
-------------------------------------------------------------------------------------------------------------
Balances at January 1, 2000                                        $    83   $   757    $  (123)   $   (44)
  (Common shares: issued, 159,976,730; reacquired, 53,587,365)
Net income                                                               -         -          -          -
Common dividends, $0.62 per common share                                 -         -          -          -
Foreign currency translation adjustment                                  -         -          -        (99)
Impact of allocation of shares held by ESOP                              -         -          8          -
Purchase of common stock, 174,547 shares                                 -         -          -          -
Issuance of common stock:
  Incentive plans, net, 1,319,519 shares, from reacquired stock          -       (31)         -          -
  Conversion of notes and debentures, 7,714 shares                       -         -          -          -
-------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                                      $    83   $   726    $  (115)   $  (143)
  (Common shares: issued, 159,984,444; reacquired, 52,442,393)
Net loss                                                                 -         -          -          -
Foreign currency translation adjustment                                  -         -          -        (69)
Impact of allocation of shares held by ESOP                              -         -         11          -
Additional minimum pension liability, net of tax                         -         -          -         (6)
Purchase of common stock, 66,470 shares                                  -         -          -          -
Issuances of common stock:
  Incentive plans, net, 1,311,891 shares, from reacquired stock          -       (29)         -          -
-------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                                      $    83   $   697    $  (104)   $  (218)
  (Common shares: issued, 159,984,444; reacquired, 51,196,972)
Net loss                                                                 -         -          -          -
Foreign currency translation adjustment                                  -         -          -         15
Impact of allocation of shares held by ESOP                              -         -         11          -
Additional minimum pension liability, net of tax                         -         -          -       (354)
Reclassification adjustment relating to disposal of business             -         -          -        103
Purchase of common stock, 16,960 shares                                  -         -          -          -
Issuances of common stock:
  Incentive plans, net, 598,445 shares, from reacquired stock            -       (15)         -          -
-------------------------------------------------------------------------------------------------------------
Balances at December 31, 2002                                      $    83   $   682    $   (93)   $  (454)
  (Common shares: issued, 159,984,444; reacquired, 50,615,487)



                                                                      (Dollars in millions)
                                                                  Retained    Reacquired
                                                                  Earnings      Stock      Total
-------------------------------------------------------------------------------------------------
Balances at January 1, 2000                                       $ 2,125      $(1,935)   $   863
  (Common shares: issued, 159,976,730; reacquired, 53,587,365)
Net income                                                             98            -         98
Common dividends, $0.62 per common share                              (66)           -        (66)
Foreign currency translation adjustment                                 -            -        (99)
Impact of allocation of shares held by ESOP                             -            -          8
Purchase of common stock, 174,547 shares                                -           (5)        (5)
Issuance of common stock:
  Incentive plans, net, 1,319,519 shares, from reacquired stock         -           48         17
  Conversion of notes and debentures, 7,714 shares                      -            -          -
-------------------------------------------------------------------------------------------------
Balances at December 31, 2000                                     $ 2,157      $(1,892)   $   816
  (Common shares: issued, 159,984,444; reacquired, 52,442,393)
Net loss                                                              (58)           -        (58)
Foreign currency translation adjustment                                 -            -        (69)
Impact of allocation of shares held by ESOP                             -            -         11
Additional minimum pension liability, net of tax                        -            -         (6)
Purchase of common stock, 66,470 shares                                 -           (1)        (1)
Issuances of common stock:
  Incentive plans, net, 1,311,891 shares, from reacquired stock         -           48         19
-------------------------------------------------------------------------------------------------
Balances at December 31, 2001                                     $ 2,099      $(1,845)   $   712
  (Common shares: issued, 159,984,444; reacquired, 51,196,972)
Net loss                                                             (616)           -       (616)
Foreign currency translation adjustment                                 -            -         15
Impact of allocation of shares held by ESOP                             -            -         11
Additional minimum pension liability, net of tax                        -            -       (354)
Reclassification adjustment relating to disposal of business            -            -        103
Purchase of common stock, 16,960 shares                                 -            -          -
Issuances of common stock:
  Incentive plans, net, 598,445 shares, from reacquired stock           -           21          6
-------------------------------------------------------------------------------------------------
Balances at December 31, 2002                                     $ 1,483      $(1,824)   $  (123)
  (Common shares: issued, 159,984,444; reacquired, 50,615,487)


   The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

                                                                    (Dollars in millions)
                                                                   Year Ended December 31,
                                                                  2002       2001       2000
                                                                 -----      -----      -----
Net (loss) income                                                $(616)     $ (58)     $  98
Foreign currency translation                                        15        (69)       (99)
Reclassification adjustment relating to disposal of business       103          -          -
Additional minimum pension liability, net of tax                  (354)        (6)         -
                                                                 -----      -----      -----
Comprehensive loss                                               $(852)     $(133)     $  (1)
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

USE OF ESTIMATES

         Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

REVENUE RECOGNITION

         The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is probable and pricing is fixed or determinable. Approximately 12% of the Company's revenues are from consignment inventory. For consignment inventory, title and risk of loss are transferred when the earnings process is considered complete, which generally occurs when the Company's products have been consumed or used in the customer's production process. Accruals are made for sales returns and other allowances based on the Company's experience. The corresponding shipping and handling costs are included in cost of sales.

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

INVENTORIES

         Inventories are stated at the lower of cost or market. A portion of domestic inventories are valued on the last-in, first-out (LIFO) method. Foreign and certain domestic inventories, which in the aggregate represented 84% and 66%, respectively, of total inventories at December 31, 2002 and 2001, are valued principally on the average-cost method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

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

         Maintenance, repairs and minor renewals are expensed as incurred; major renewals and betterments are capitalized. Upon normal retirement or replacement, the net book value of property (less proceeds of sale or salvage) is charged to income.

GOODWILL AND OTHER INTANGIBLE ASSETS

         Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), beginning January 1, 2002, goodwill is not amortized but is tested for impairment at least annually with any necessary adjustment charged to expense. The Company has selected November 30 as the date for performing the annual impairment test. Prior to January 1, 2002, goodwill and other intangible assets have been amortized on a straight-line basis over the

HERCULES INCORPORATED
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

estimated future periods to be benefited, generally 40 years for goodwill, customer relationships and trademarks and tradenames and 5 to 15 years for other intangible assets. Intangible assets with finite lives are amortized over their useful lives.

INVESTMENTS

         Investments in affiliated companies with a 20% or greater ownership interest in which the Company has significant influence are accounted for using the equity method of accounting. Accordingly, these investments are included in deferred charges and other assets on the Company's balance sheet and the income or loss from these investments is included in equity (loss) income of affiliated companies in the Company's statement of income.

         Investments in affiliated companies in which the Company does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for using the cost method of accounting. Accordingly, these investments are included in deferred charges and other assets on the Company's balance sheet.

         Other investments include non-current marketable securities whose value approximates market value.

LONG-LIVED ASSETS

         The Company reviews its long-lived assets, including other intangibles, for impairment on an exception basis whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred based on expected future cash flows (undiscounted), the loss is recognized in the income statement. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments. The Company reviews its long-lived assets under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

INCOME TAXES

         The provision for income taxes has been determined using the asset and liability approach for accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income tax represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

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

         The Company's risk management policies establish several approved derivative instruments to be utilized in each risk management program and the level of exposure coverage based on the assessment of risk factors. Derivative instruments utilized include forwards, swaps and options. The Company uses forward exchange contracts and options, generally no greater than three months in term, to reduce its net currency exposure. The objective of this program is to maintain an overall balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes are minimized. The Company has used interest rate swap agreements to manage interest costs and risks associated with changing rates. The Company has not designated any non-derivatives as hedging instruments.

         Counterparties to the forward exchange, currency swap, options and interest swap contracts are major financial institutions. Credit loss from counterparty nonperformance is not anticipated.

HERCULES INCORPORATED
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

         Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 ("APB 25")). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the related amendments in Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") require companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

         Pursuant to the disclosure requirements of SFAS 123, as amended by SFAS 148, the following table presents the pro forma effect on net (loss) income and
(loss) earnings per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                    (Dollars in millions, except per share)
                                                             Year Ended December 31,
                                                          2002         2001       2000
                                                        --------     --------   --------

Net (loss) income, as reported                          $   (616)    $   (58)    $   98
Deduct: Total stock-based employee compensation
  expense determined under the fair value based
  method for all awards, net of tax*                          12          20         24
                                                        --------     -------     ------
Pro forma net (loss) income                             $   (628)    $   (78)    $   74
                                                        ========     =======     ======

(Loss) earnings per share:

  Basic - as reported                                   $  (5.65)    $ (0.54)    $ 0.91
                                                        --------     -------     ------
  Basic - pro forma                                     $  (5.76)    $ (0.73)    $ 0.69
                                                        --------     -------     ------

  Diluted - as reported                                 $  (5.65)    $ (0.54)    $ 0.91
                                                        --------     -------     ------
  Diluted - pro forma                                   $  (5.76)    $ (0.73)    $ 0.69
                                                        --------     -------     ------

* For information regarding the weighted-average assumptions that would be used in estimating fair value for 2002, 2001 and 2000, see Note 9 of the Notes to Consolidated Financial Statements.

COMPUTER SOFTWARE COSTS

         The Company follows the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The Company's prior accounting was generally consistent with the requirements of SOP 98-1 and, accordingly, adoption of SOP 98-1 had no material effect. Computer software costs are being amortized over a period of 5 to 10 years.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. The provisions of SFAS 143 require companies to record an asset and related liability for the costs associated with the retirement of a tangible long-lived asset if a legal liability to incur these costs exists. SFAS 143 became effective for the Company on January 1, 2003. Based on the Company's evaluation to date, the adoption of SFAS 143 is expected to result in a charge ranging from $0.25 to $0.30 per diluted share that will be reported as a cumulative effect of a change in accounting principle.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The Company elected to early adopt the provisions of SFAS 145 related to the rescission of SFAS 4, "Reporting Gains and Losses from the Extinguishment of Debt" ("SFAS 4"). Accordingly, the prepayment penalties and the write-off of debt issuance costs

HERCULES INCORPORATED
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

relating to the April 2002 debt repayment (see Note 5) are reported in net loss from continuing operations. Under SFAS 4, the majority of these costs would have been reported as an extraordinary loss in the Consolidated Statement of Operations. The adoption of SFAS 145 did not impact the classification of prior year amounts.

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

         On December 15, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") by requiring, among other provisions, enhanced disclosure regarding stock-based compensation in the Summary of Significant Accounting Policies. The Company adopted the enhanced disclosure provisions of SFAS 148 as of December 31, 2002.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. As required, the Company has adopted the disclosure requirements of FIN 45 as of December 31, 2002 (see
Note 10). The Company will apply the initial recognition and measurement provisions on a prospective basis effective January 1, 2003. FIN 45 modifies existing disclosure requirements for most guarantees and requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The Company is in the process of evaluating the recognition and measurement provisions of FIN 45 and absent any unforeseen events, management does not expect that the adoption of these provisions will have a significant impact on the Company's financial condition, liquidity or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Certain Variable Interest Entities" ("FIN 46") (VIEs), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51"). FIN 46 addresses the application of ARB 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. The Company currently has two joint-venture VIEs that are presently accounted for using the equity method of accounting. These entities serve as strategic global marketers of the Company's bicomponent fibers. The assets and liabilities of these entities are not consolidated within the Company's financial statements. As of December 31, 2002, the fair value of the assets in these joint ventures was approximately $5 million and the fair values of the associated liabilities and non-controlling interests were approximately $4 million. The Company is in the process of reviewing the provisions of FIN 46. There are no assets of the Company that serve as collateral for the VIEs and the creditors of the VIEs have no recourse to the general credit of the Company.

RECLASSIFICATIONS

         Certain amounts in the 2001 and 2000 consolidated financial statements and notes have been reclassified to conform to the 2002 presentation.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ACCOUNTS AND NOTES RECEIVABLE, NET

         Accounts and notes receivable, net, consists of:

                                           (Dollars in millions)
                                             2002        2001
                                             ----        ----
Trade                                        $312        $463
Other                                          60          67
                                             ----        ----
Total                                         372         530
Less allowance for doubtful accounts           12          24
                                             ----        ----
                                             $360        $506
                                             ====        ====

2.       INVENTORIES

         The components of inventories are:

                                           (Dollars in millions)
                                             2002        2001
                                             ----        ----
Finished products                            $ 87        $127
Raw materials and work-in-process              59          85
Supplies                                       21          21
                                             ----        ----
                                             $167        $233
                                             ====        ====

         Inventories valued on the LIFO method were lower than if valued under the average-cost method, which approximates current cost, by $20 million at December 31, 2002 and 2001. The average-cost value of inventories subject to LIFO was $46 and $100 million at December 31, 2002 and 2001, respectively.

3.       GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective January 1, 2002, the Company adopted SFAS 142. Under SFAS 142, goodwill and intangible assets with indefinite useful lives are not amortized but instead are reviewed for impairment at least annually and written down only in periods in which it is determined that the fair value is less than the recorded value. SFAS 142 also requires the transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. The Company identified the following reporting units:
BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Pinova (formerly Rosin and Terpenes). In connection with the Company's transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and the FiberVisions reporting units. In the first quarter of 2002, the Company completed its transitional impairment review of identified reporting units and recognized after-tax impairment losses of $262 million in the BetzDearborn reporting unit and $87 million in the FiberVisions reporting unit as a cumulative effect of a change in accounting principle.

         In addition, an after-tax impairment loss of $19 million was recognized in the first quarter of 2002 relating to the Company's equity investment in CP Kelco, which had an impairment under SFAS 142. After recognition of this impairment, the carrying value for the Company's investment in CP Kelco is zero.

         The following table reflects the effect of the adoption of SFAS 142 on net loss and net loss per share as if SFAS 142 had been in effect for the periods presented.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      (Dollars in millions, except per share)

                                                                                            Year Ended
                                                                                           December 31,         2000          2000
                                                                                  2002           2001           BASIC        DILUTED
                                                                                --------       --------       --------      --------
Net (loss) income before cumulative effect of change in accounting principle:
  As reported                                                                   $   (248)      $    (58)      $     98      $     98
  Goodwill amortization                                                                -             50             54            54
                                                                                --------       --------       --------      --------
Adjusted net (loss) income before cumulative effect of change in accounting
principle                                                                       $   (248)      $     (8)      $    152      $    152
                                                                                ========       ========       ========      ========
Basic and diluted net (loss) earnings per share before cumulative effect of change in accounting principle:
  As reported                                                                   $  (2.28)      $  (0.54)      $   0.91      $   0.91
  Goodwill amortization                                                                -           0.47           0.51          0.50
                                                                                --------       --------       --------      --------
Adjusted basic and diluted (loss) earnings per share before cumulative effect
of change in accounting principle                                               $  (2.28)      $  (0.07)      $   1.42      $   1.41
                                                                                ========       ========       ========      ========
Net (loss) income:
  As reported                                                                   $   (616)      $    (58)      $     98      $     98
  Goodwill amortization                                                                -             50             54            54
                                                                                --------       --------       --------      --------
Adjusted net (loss) income                                                      $   (616)      $     (8)      $    152      $    152
                                                                                ========       ========       ========      ========
Basic and diluted net (loss) earnings per share:
  As reported                                                                   $  (5.65)      $  (0.54)      $   0.91      $   0.91
  Goodwill amortization                                                                -           0.47           0.51          0.50
                                                                                --------       --------       --------      --------
Adjusted basic and diluted (loss) earnings per share                            $  (5.65)      $  (0.07)      $   1.42      $   1.41
                                                                                ========       ========       ========      ========

         Accumulated amortization for goodwill upon adoption of SFAS 142 was $185 million. The following table shows changes in the carrying amount of goodwill for the year ended December 31, 2002, by operating segment.

                                                                                         (Dollars in millions)
                                                                                             Engineered
                                                                               Performance    Materials
                                                                                Products    & Additives      Total
                                                                               -----------  -----------     --------
Balance at January 1, 2002                                                      $ 1,725       $   172       $ 1,897
Discontinued operations
  BetzDearborn                                                                     (923)            -          (923)
                                                                                -------       -------       -------
Total discontinued operations                                                      (923)            -          (923)
                                                                                -------       -------       -------
Impairment losses
  BetzDearborn, discontinued operations                                            (179)            -          (179)
  BetzDearborn, cumulative effect                                                  (267)            -          (267)
  FiberVisions, cumulative effect                                                     -           (87)          (87)
                                                                                -------       -------       -------
Total impairment losses                                                            (446)          (87)         (533)
                                                                                -------       -------       -------
Foreign currency translation                                                         27             -            27
                                                                                -------       -------       -------
Balance at December 31, 2002                                                    $   383       $    85       $   468
                                                                                =======       =======       =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table provides information regarding the Company's other intangible assets with finite lives:

                                                     (Dollars in millions)
                                    Customer       Trademarks         Other
                                  Relationships   & Tradenames     Intangibles       Total
                                  -------------   ------------     -----------       -----
Gross Carrying Amount
---------------------
Balance, December 31, 2001            $330            $250            $140            $720
Balance, December 31, 2002              89              70              95             254

Accumulated Amortization
------------------------
Balance, December 31, 2001            $ 28            $ 20            $ 57            $105
Balance, December 31, 2002              11               7              38              56

         Total amortization expense for the years ended December 31, 2002, 2001 and 2000 for other intangible assets was $11 million, $26 million and $26 million, respectively, of which $9 million was included in income from continuing operations for each of the years ended December 31, 2002, 2001 and 2000. Total goodwill amortization expense for the years ended December 31, 2001 and 2000 was $50 million and $54 million, respectively, of which $15 million was included in income from continuing operations for each of the years ended December 31, 2001 and 2000. Estimated amortization expense is $9 million for 2003 and 2004 and $8 million from 2005 through 2008.

4.       SHORT-TERM DEBT

         A summary of short-term debt follows:

                                            (Dollars in millions)
                                             2002          2001
                                             ----          ----
Banks                                        $  1         $  9
Current maturities of long-term debt          144          242
                                             ----         ----
                                             $145         $251
                                             ====         ====

         Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period.

         At December 31, 2002, Hercules had $24 million of unused short-term lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds. Weighted-average interest rates on short-term borrowings at December 31, 2002 and 2001 were 2.67% and 6.97%, respectively.

5.       LONG-TERM DEBT

         A summary of long-term debt follows:

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (Dollars in millions)
                                                                       2002         2001
                                                                     -------      -------
6.60% notes due 2027 (a)                                             $   100      $   100
6.625% notes due 2003 (b)                                                125          125
11.125% senior notes due 2007 (c)                                        400          400
8% convertible subordinated debentures due 2010 (d)                        3            3
Term loan tranche A due in varying amounts through 2003 (e)                -          543
Term loan tranche D due 2005 (e)                                           -          372
Revolving credit agreement due 2003 (e)                                    -          516
ESOP debt (f)                                                              -           84
Term notes at various rates from 4.07% to 8.56% due in varying
  amounts through 2006 (g)                                                50           52
Term B loan due 2007 (h)                                                 200            -
Other                                                                      4            6
                                                                     -------      -------
                                                                     $   882      $ 2,201
Current maturities of long-term debt                                    (144)        (242)
                                                                     -------      -------
                                                                     $   738      $ 1,959
                                                                     =======      =======

(a) 30-year debentures with a 10-year put option, exercisable by bondholder at a redemption price equal to principal amount.

(b) Par value of $125 million issued June 1993. In conjunction with the execution of the credit agreement on December 20, 2002 (see footnote
         (h) below), $125 million of the proceeds of the term B loan were placed into an escrow account to pay the principal amount upon maturity in June 2003.

(c) The senior notes accrue interest at 11 1/8% per annum, payable semi-annually. The senior notes are guaranteed by each of Hercules' current and future wholly-owned domestic restricted subsidiaries. At any time prior to November 15, 2003, Hercules may on any one or more occasions redeem up to 35% of the aggregate principal amount of the senior notes issued at a redemption price of 111.125% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more public equity offerings; provided that (i) at least 65% of the aggregate principal amount of the senior notes issued under the indenture remains outstanding immediately after the occurrence of such redemption (excluding notes held by Hercules and its subsidiaries); and
         (ii) the redemption occurs within 45 days of the date of the closing of such public equity offering. Except as described above, the senior notes will not be redeemable at Hercules' option prior to maturity. Hercules is not required to make mandatory redemption or sinking fund payments with respect to the senior notes. If a change of control occurs, each holder of the notes will have the right to require Hercules to repurchase all or any part of that Holder's notes pursuant to a change of control offer on the terms set forth in the indenture. In the change of control offer, Hercules will offer a change of control payment in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased, to the date of purchase. The notes were subject to a registration rights agreement that required Hercules to file a Registration Statement on Form S-4 with the Securities and Exchange Commission, pursuant to which the Company offered to exchange all of its $400 million aggregate principal amount of 11 1/8% senior notes due 2007 ("old notes") for $400 million aggregate principal amount of 11 1/8% senior notes due 2007 ("new notes"). The form and terms of the new notes are the same as the form and terms of the old notes except that, because the issuance of the new notes was registered under the Securities Act, the new notes do not bear legends restricting their transfer and are not entitled to certain registration rights. The new notes evidence the same debt as the old notes and the new notes and the old notes are governed by the same indenture. Hercules did not receive any proceeds from the exchange offer. As of December 31, 2002, $389.8 million of the old notes had been exchanged for a like amount of new notes.

(d) The convertible subordinated debentures are convertible into common stock at $14.90 per share and are redeemable at the option of the Company at varying rates. The annual sinking fund requirement of $5 million, beginning in 1996, has been satisfied through conversions of debentures.

(e) The BetzDearborn acquisition was financed with borrowings under a $3,650 million senior credit facility with a syndicate of banks and was consummated on October 5, 1998. The syndication included three tranches of varying maturity term loans totaling $2,750 million and a $900 million revolving credit agreement. The Company used the

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         net proceeds of approximately $1.7 billion from the sale of the Water Treatment Business (see Note 22) to permanently reduce long-term debt, repaying in full the following borrowings: term loan tranche A, term loan tranche D, the revolving credit agreement and the ESOP credit facility. In addition, effective with the consummation of the sale of the Water Treatment Business and the application of the net proceeds, the revolving credit agreement was permanently reduced from $900 million to $200 million and the Canadian revolving credit agreement was cancelled. On December 20, 2002, the Company completed a refinancing with a new senior credit facility consisting of a $125 million revolving credit agreement and a $200 million term loan (see footnote
         (h) below). The refinancing resulted in the complete cancellation of the existing senior credit facility.

         A portion of the net proceeds ($73 million) from the sale of the Water Treatment Business was used to collateralize the Company's outstanding letters of credit. In connection with the cancellation of the senior credit facility, the letters of credit were reissued under the new credit agreement.

         Issuance costs related to the original financing were included in deferred charges and other assets and were being amortized over the term of the loans, using the effective interest method. The Company recognized $20 million for the write-off of debt issuance costs associated with the repayment of the senior credit facility.

(f) In 1998, the Company assumed a $94 million loan related to the BetzDearborn ESOP Trust. The loan and guarantee had a maturity of June 2009. On April 29, 2002, the Company used the net proceeds of approximately $1.7 billion from the sale of the Water Treatment Business (see Note 22) to permanently reduce long-term debt, repaying in full the following borrowings: term loan tranche A, term loan tranche D, the revolving credit agreement and the ESOP credit facility. The Company recognized $24 million for debt prepayment penalties associated with the repayment of the ESOP credit facility (see Note 8).

(g) Debt assumed in conjunction with the acquisition of FiberVisions L.L.C., net of repayments through December 31, 2002 and 2001.

(h) On December 20, 2002, the Company completed the refinancing of its existing senior credit facility with a new senior credit facility. The new senior credit facility consists of a four year $125 million revolving credit agreement and a $200 million term B loan due May 2007. In addition, the Company has the option of borrowing an additional $50 million to $150 million on terms identical to term B loan. The incremental term loan will remain available until the earlier of December 20, 2005 or the repayment of the $200 million term B loan. In conjunction with the execution of the credit agreement, $125 million of the proceeds of the term B loan was placed into an escrow account to pay the principal amount of the 6.625% notes in June 2003. The escrow funds have been recognized as restricted cash on the Consolidated Balance Sheet. The term B loan bears interest at LIBOR + 3.25% (4.66% at December 31, 2002). The revolving credit agreement bears interest at LIBOR plus an applicable margin, currently 2.75%, which is determinable based on the Company's leverage ratio. Interest rates are reset for one, two, three or six month periods at the Company's option.

         The new senior credit facility is secured by liens on the Company's assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company's current and future wholly-owned domestic subsidiaries. Issuance costs related to the financing are included in deferred charges and other assets and are being amortized over the term of the loans, using the effective interest method.

         As of December 31, 2002, the entire $125 million revolver was available for use.

         The Company's new senior credit facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio ("leverage ratio") and an interest coverage ratio and establishes limitations on the permitted amount of annual capital expenditures. At December 31, 2002, the Company was in compliance with all of its debt covenants.

         Long-term debt maturities in 2003 are $144 million, of which $125 million was held in an escrow account to pay the 6.625% notes due in June 2003. Long-term debt maturities are $16 million in 2004, $16 million in 2005, $7 million in 2006, $593 million in 2007 and $106 million thereafter.

6.       INCOME TAXES

         The domestic and foreign components of income before taxes and equity
(loss) income from continuing operations are presented below:

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             (Dollars in millions)
                                         2002        2001        2000
                                        -----       -----       -----
Domestic                                $(212)      $(144)      $ (69)
Foreign                                   157          63         157
                                        -----       -----       -----
                                        $ (55)      $ (81)      $  88
                                        =====       =====       =====

A summary of the components of the tax provision from continuing operations follows:

                                             (Dollars in millions)
                                         2002        2001        2000
                                        -----       -----       -----
Currently payable
  U.S. federal                          $(40)        $ 26        $(12)
  Foreign                                 17           32          58
  State                                    2           22           4
Deferred
  Domestic                                 9          (55)        (22)
  Foreign                                  8           (9)         (2)
                                        ----         ----        ----
                                        $ (4)        $ 16        $ 26
                                        ====         ====        ====

Deferred tax liabilities (assets) at December 31 consisted of:

                                                  (Dollars in millions)
                                                     2002        2001
                                                    -----       -----
Depreciation                                        $ 109       $ 146
Prepaid pension                                         6          89
Investments                                           129         105
Goodwill                                               54         249
Accrued expenses                                        6           -
Other                                                  15          90
                                                    -----       -----
Gross deferred tax liabilities                      $ 319       $ 679
                                                    -----       -----
Postretirement benefits other than pensions         $ (60)      $ (59)
Prepaid pension                                       (96)          -
Inventory                                              (6)         (9)
Goodwill                                               (8)          -
Accrued expenses                                     (135)       (191)
Loss carryforwards                                   (289)        (69)
Other                                                  (8)        (83)
                                                    -----       -----
Gross deferred tax assets                            (602)       (411)
                                                    -----       -----
Valuation allowance                                   308          75
                                                    -----       -----
                                                    $  25       $ 343
                                                    =====       =====

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes attributable to items other than continuing operations is shown below:

                                                                           (Dollars in millions)
                                                                        2002       2001        2000
                                                                        -----      ----        ----
Provision on income from discontinued operations                        $ 20       $ 56        $ 40
Provision on loss on disposal of discontinued operations                  51          -           -
Cumulative effect of change in accounting principle                       (4)         -           -

A reconciliation of the U.S. statutory income tax rate to the effective rate from continuing operations follows:

                                                                        2002           2001           2000
                                                                        ----           ----           ----
U.S. statutory income tax rate                                           35%            35%            35%
Goodwill amortization                                                     -            (11)             6
Valuation allowances                                                     (2)           (11)             4
Research and development credits                                          -              -            (11)
Tax rate differences on subsidiary earnings                               8             13             (9)
Incremental tax on cash repatriations from non-US subsidiaries           (4)            (6)             1
State taxes                                                              (4)            (4)             1
Reserves                                                                (20)           (37)             1
Other                                                                    (6)             1              2
                                                                        ---            ---            ---
Effective tax rate                                                        7%           (20%)           30%
                                                                        ===            ===            ===

         Loss carryforwards include both net operating loss carryforwards and capital loss carryforwards. At December 31, 2002, the tax effect of such carryforwards approximated $289 million. Of this amount, $228 million are domestic capital loss carryforwards that expire in 2007 for which full valuation allowances have been established. State net operating loss carryforwards approximate $44 million, with expiration dates ranging from 2003 to 2017, for which full valuation allowances have been established. Foreign net operating loss carryforwards approximate $17 million, with expiration dates ranging from 2003 to 2012, most of which are offset by valuation allowances.

         The Company provides taxes on undistributed earnings of subsidiaries and affiliates to the extent such earnings are planned to be remitted and not permanently reinvested. The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or U.S. income taxes has been made amounted to approximately $158 million and $227 million at December 31, 2002 and 2001, respectively. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate because of the availability of tax credits.

7.       PENSION AND OTHER POSTRETIREMENT BENEFITS

         The Company provides a defined benefit pension and postretirement benefit plans to employees. Assets of the defined benefit plan are invested in domestic and international corporate equity securities (including $5 million of Company stock), domestic and international fixed income securities (including governments, agencies, mortgages, asset backed, corporates) and various derivative and money market securities. The assets of the U.S. defined benefit plan constitute 85% of the total defined benefit plan assets applicable to plans sponsored by the Company. The U.S. defined benefit plan assets are invested as follows: $439 million in domestic corporate equity securities, $180 million in international corporate equity securities, $309 million in fixed income securities and $38 million in other investments. The following chart lists benefit obligations, plan assets and funded status of the plans.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 (Dollars in millions)
                                                                   Pension Benefits       Other Postretirement Benefits
                                                               ----------------------     -----------------------------
                                                                 2002           2001           2002           2001
                                                               --------       --------       --------       --------
CHANGE IN BENEFIT OBLIGATION
 Benefit obligation at January 1                               $ 1,495        $ 1,483        $   230        $   191
 Service cost                                                       18             26              1              1
 Interest cost                                                      99            105             15             15
 Amendments                                                          1              6            (26)             -
 Plan participant contribution                                       -              1              -              -
 Transition obligation amortization                                  -             (1)            (5)             -
 Acquisition/divestiture                                           (92)           (45)             -              -
 Translation difference                                             28            (10)            (1)            (2)
 Actuarial loss                                                     77             51             17             50
 Special termination benefits                                        4             15              -              -
 Benefits paid                                                    (102)          (136)           (23)           (25)
                                                               -------        -------        -------        -------
Benefit obligation at December 31                              $ 1,528        $ 1,495        $   208        $   230
                                                               =======        =======        =======        =======
CHANGE IN PLAN ASSETS
 Fair value of plan assets at January 1                        $ 1,286        $ 1,574        $     1        $     3
 Actual return on plan assets                                     (112)           (95)             -              -
 Acquisition/divestiture                                           (52)           (53)             -              -
 Company contributions                                              97              5              -              -
 Translation difference                                             21            (10)             -              -
 Plan participant contributions                                      1              1              -              -
 Benefits paid from plan assets                                   (102)          (136)             -             (2)
                                                               -------        -------        -------        -------
Fair value of plan assets at December 31                       $ 1,139        $ 1,286        $     1        $     1
                                                               =======        =======        =======        =======
Funded status of the plans                                     $  (389)       $  (208)       $  (208)       $  (229)
Unrecognized actuarial loss (gain)                                 660            387            120            112
Unrecognized prior service cost (benefit)                           29             33            (39)           (17)
Unrecognized net transition obligation                               1              1              1              1
                                                               -------        -------        -------        -------
Net amount recognized                                          $   301        $   213        $  (126)       $  (133)
                                                               =======        =======        =======        =======
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
CONSIST OF:

Prepaid benefit cost                                           $   362        $   256        $     -        $     -
Accrued benefit liability                                          (61)           (43)          (103)          (110)
Amount included in accrued expenses                                  -              -            (23)           (23)
Additional minimum liability                                      (579)           (10)             -              -
Intangible asset                                                    26              -              -              -
Accumulated other comprehensive income                             553             10              -              -
                                                               -------        -------        -------        -------
Net amount recognized                                          $   301        $   213        $  (126)       $  (133)
                                                               =======        =======        =======        =======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31

Discount rate                                                     6.55%          6.95%          6.55%          6.95%
Expected return on plan assets                                    8.59%          8.56%          8.59%          8.56%
Rate of compensation increase                                     4.32%          4.24%          4.32%          4.24%

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net Periodic Benefit (Credit) Cost            Pension Benefits         Other Postretirement Benefits
                                         --------------------------    -----------------------------
                                           2002     2001      2000        2002      2001      2000
                                         --------  -------   -------     -------   -------   -------
Service cost                             $    18   $   26    $   26      $    1    $    1    $    1
Interest cost                                 99      105       105          15        15        14
Return on plan assets (expected)            (126)    (141)     (142)         (1)        -        (1)
Amortization and deferrals                     6        5         3           -        (1)       (2)
Plan participant contributions                (1)       -         -           -         -         -
Special termination benefits                   8        2         4           -         -         -
Actuarial loss recognized                      2        -         -           -         -         -
Amortization of transition asset               -        2       (11)          -         -         -
                                         -------   ------    ------      ------    ------    ------
Benefit cost (credit)                    $     6   $   (1)   $  (15)     $   15    $   15    $   12
                                         =======   ======    ======      ======    ======    ======

         At December 31, 2002, the accumulated benefit obligation ("ABO") of the U.S., United Kingdom and German defined benefit pension plans, $1,227 million, $55 million and $27 million, respectively, exceeded their funded benefits. Since the plans were in an under-funded status at December 31, 2002, the Company recorded an additional minimum liability ("AML") of $569 million during 2002, of which $542 million related to the U.S. plan, $25 million related to the UK plan and $2 million related to the German plan. The impact of the AML was partially offset by an intangible asset (equal to the unrecognized prior service cost) of $26 million and deferred taxes of $189 million. The remaining $354 million was recognized in equity as a reduction in accumulated other comprehensive income. The accrued liability related to the U.S. plan at December 31, 2002 is approximately $209 million. At December 31, 2002, the consolidated projected benefit obligation was $1,528 million, of which $1,309 million is attributable to the U.S. plan.

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

         The assumed health care cost trend rate was 10% for the year ended December 31, 2002. The assumed health care cost trend rate was 7% for the year ended December 31, 2001 and 8% for the year ended December 31, 2000. The assumed health care cost trend rate will be 10% in 2003, decreasing to 4.5% by 2007 and for all subsequent years.

         A one-percentage point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by $6 million or $5.5 million, respectively, and would not have a material effect on aggregate service and interest cost components.

8.       EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

         At December 31, 2001, the ESOP trust had long-term debt with third parties of $75 million ("ESOP credit facility"), which was guaranteed by the Company. The fair value, included in long-term debt, was $84 million at December 31, 2001. In December 2001, the ESOP trust entered into a loan agreement with the Company which permitted the trust to borrow up to $86 million from the Company. Concurrent with and conditioned upon the loan agreement, the trust borrowed $11 million from the Company which was outstanding at December 31, 2001. Borrowings under the loan agreement recorded on the trust's books, the corresponding receivable recorded on the Company's books, interest expense and interest income are eliminated in consolidation.

         Effective March 1, 2002, the BetzDearborn 401(k) plan was merged into the Hercules Incorporated Savings and Investment Plan ("SIP Plan"). On April 29, 2002, the Company used a portion of the proceeds from the sale of the Water Treatment Business (see Notes 5 and 22) to fully prepay the ESOP credit facility. Concurrent with the prepayment of the ESOP credit facility, the trust borrowed $75 million from the Company under the loan agreement. At December 31, 2002, the ESOP trust had $76 million in long-term debt outstanding under the loan agreement; the Company has an offsetting receivable.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized $24 million in prepayment penalties as a result of the prepayment of the ESOP credit facility (see Note 18).

         Under the provisions of the SIP Plan, employees may invest 1% to 15% of eligible compensation. The Company's matching contributions, made in the form of Hercules' common stock contributed through the ESOP, are equal to 50% of the first 6% of employee contributions and vest immediately. The Company's matching contributions are included in ESOP expense. The Company's contributions and dividends, if any, on the shares held by the trust are used to repay the trust borrowings under the loan agreement. Shares are allocated to participants as the principal and interest are paid. The Company's common stock dividends were suspended during the fourth quarter of 2000. The unallocated shares held by the trust are reflected in unearned compensation as a reduction in stockholders' equity on the balance sheet for $93 million and $104 million at December 31, 2002 and 2001, respectively.

                                        2002           2001
                                     ----------     ----------
Allocated                            1,530,314      2,075,687
Unallocated                          2,869,338      3,228,690
                                     ---------      ---------
Total shares held by ESOP            4,399,652      5,304,377
                                     =========      =========

         The ESOP expense is calculated using the shares-allocated method, which takes into account the net interest incurred on the debt of $6 million and $8 million, respectively, for 2002 and 2001. Net ESOP expense is comprised of the following elements:

                                                                 (Dollars in millions)
                                                                2002     2001     2000
                                                                ----     ----     ----
ESOP expense                                                    $ 14     $ 19     $ 13
Common stock dividends (charged to retained earnings)              -        -       (3)
                                                                ----     ----     ----
Net ESOP expense                                                $ 14     $ 19     $ 10
                                                                ----     ----     ----
ESOP contributions                                              $ 14     $ 15     $ 10
                                                                ====     ====     ====

9.       LONG-TERM INCENTIVE COMPENSATION PLANS

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

         In 1995, Hercules changed the structure of the long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 351,937, 189,704 and 491,488 at December 31, 2002, 2001 and 2000, respectively.

         At December 31, 2002, under the Company's incentive compensation plans, 2,203,206 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

         Restricted shares, options and performance-accelerated stock options are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. The cost of stock awards and other market-based units, which are charged to income over the restriction or performance period, amounted to $1 million for 2002, $2 million for 2001 and $1 million for 2000.

         Below is a summary of outstanding stock option grants under the incentive compensation plans during 2000, 2001 and 2002:

                                             Regular                           Performance-Accelerated
                                 ---------------------------------          -----------------------------
                                 Number of        Weighted-average          Number of    Weighted-average
                                   Shares              Price                 Shares            Price
                                 ---------------------------------          -----------------------------
December 31, 1999                 7,977,558           $  37.92              5,935,841        $  44.39
Granted                           3,418,275           $  16.75                187,500        $  14.06
Exercised                           (28,500)          $  11.83                      -               -
Forfeited                          (217,405)          $  34.30                (38,916)       $  42.31
---------------------------------------------------------------------------------------------------------
December 31, 2000                11,149,928           $  31.57              6,084,425        $  43.47
Granted                           2,806,525           $  11.58                      -               -
Exercised                           (44,400)          $  15.01               (187,500)       $  14.06
Forfeited                          (663,255)          $  25.89               (129,600)       $  43.61
---------------------------------------------------------------------------------------------------------
December 31, 2001                13,248,798           $  27.51              5,767,325        $  44.42
Granted                           2,031,699           $  11.88                      -               -
Exercised                            (4,275)          $  11.28                      -               -
Forfeited                        (2,068,588)          $  26.91               (578,400)       $  49.00
---------------------------------------------------------------------------------------------------------
December 31, 2002                13,207,634           $  25.21              5,188,925        $  43.91

         The weighted-average fair value of regular stock options granted during 2000, 2001 and 2002 using the Black-Scholes option pricing model was $7.19, $5.90 and $5.09, respectively. The weighted-average fair value of performance-accelerated stock options granted during 2000 using the Black-Scholes option pricing model was $5.86. There were no performance-accelerated stock options granted during 2001 or 2002.

         Following is a summary of regular stock options exercisable at December 31, 2000, 2001 and 2002, and their respective weighted-average share prices:

                            Number of        Weighted-average
Options Exercisable          Shares           Exercise Price
-------------------         ---------        ----------------
 December 31, 2000          6,386,147            $  38.35
 December 31, 2001          9,471,983            $  33.04
 December 31, 2002          9,150,134            $  31.05

         At December 31, 2000, 2001 and 2002, respectively, there were no performance-accelerated stock options exercisable. Following is a summary of stock options outstanding at December 31, 2002:

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Outstanding Options                         Exercisable Options
                                           -----------------------------------------------------     ----------------------------
                                               Number         Weighted-average      Weighted-          Number         Weighted
                                           Outstanding at        Remaining           average         Exercisable      average
                                             12/31/2002      Contractual Life     Exercise Price      12/31/2002   Exercise Price
                                           -----------------------------------------------------     ----------------------------
Regular Stock Options
$ 8.50 - $ 11.75                              1,537,625            8.70              $ 11.20            827,740       $ 11.21
$ 11.76 -$ 15.00                              3,230,649            8.95              $ 11.98             62,539       $ 13.15
$ 15.01 -$ 22.50                              1,976,825            7.16              $ 17.16          1,797,320       $ 17.16
$ 22.51 -$ 33.75                              1,825,700            5.31              $ 25.86          1,825,700       $ 25.86
$ 33.76 -$ 40.00                              3,014,660            5.17              $ 38.33          3,014,660       $ 38.33
$ 40.01 -$ 60.00                              1,622,175            4.05              $ 49.56          1,622,175       $ 49.56
                                             ----------                                               ---------
                                             13,207,634                                               9,150,134
                                             ==========                                               =========

Performance-Accelerated Stock Options
$ 24.00 - $ 36.00                               639,225            5.99              $ 31.73                  -             -
$ 36.01 - $ 45.01                             1,315,822            5.57              $ 38.34                  -             -
$ 45.01 - $ 50.00                             2,679,353            3.94              $ 47.10                  -             -
$ 50.01 - $ 61.00                               554,525            3.07              $ 55.74                  -             -
                                             ----------                                               ---------
                                              5,188,925                                                       -
                                             ==========                                               =========

         The Company currently expects that 100% of performance-accelerated stock options will eventually vest.

         The Company's Employee Stock Purchase Plan was originally a qualified non-compensatory plan, which allowed eligible employees to acquire shares of common stock through systematic payroll deductions. The plan was converted to a non-qualified employee stock purchase plan in 2001 and the shares are funded from treasury stock. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower. Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Shares issued at December 31, 2001 under the qualified plan were 1,758,081. Currently, there are no shares of Hercules common stock registered for offer and sale under the qualified plan. The shares issued under the non-qualified plan totaled 653,312 at December 31, 2002. The Company applies APB Opinion 25 and related interpretations in accounting for its Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the qualified Employee Stock Purchase Plan. The 15% discount on the purchase price of the common stock has been recognized as compensation expense for the non-qualified Employee Stock Purchase Plan.

         Had compensation cost for the Company's Stock-Based Incentive Plans and Employee Stock Purchase Plan been determined on the basis of fair value according to SFAS No. 123, the fair value of each option granted or share purchased would be estimated on the grant date using the Black-Scholes option pricing model.

         The following weighted-average assumptions would be used in estimating fair value for 2002, 2001 and 2000:

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Performance        Employee Stock
                               Regular Plan       Accelerated Plan     Purchase Plan
                               ------------       ----------------     --------------
2002 Assumptions

Dividend yield                     0.00%                   -                0.00%
Risk-free interest rate            4.97%                   -                1.65%
Expected life                      6 yrs.                  -                3 mos.
Expected volatility               34.60%                   -               41.97%

2001 Assumptions

Dividend yield                     0.00%                   -                0.00%
Risk-free interest rate            5.15%                   -                3.80%
Expected life                      8 yrs.                  -                3 mos.
Expected volatility               35.54%                   -               54.09%

2000 Assumptions

Dividend yield                     0.00%                0.00%               0.00%
Risk-free interest rate            6.32%                6.18%               5.77%
Expected life                      6 yrs.               5 yrs.              3 mos.
Expected volatility               35.49%               35.57%              50.13%

         The pro forma effect on net (loss) income and (loss) earnings per share, assuming the Company had applied the fair value recognition provisions of SFAS 123, is presented in the Summary of Significant Accounting Policies.

10.      COMMITMENTS AND CONTINGENCIES

GUARANTEES

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Company has adopted the disclosure requirements of FIN 45 as of December 31, 2002. Disclosure about each group of similar guarantees are provided below:

INDEMNIFICATIONS

         In connection with the sale of the Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale. The term of these indemnifications typically pertain to environmental, tax, employee and/or product related matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to reimburse the buyer. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions. The carrying amount recorded for all indemnifications as of December 31, 2002 is $112 million. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. Generally there are no specific recourse provisions. Approximately $1 million in cash is held in escrow or collateral.

         In addition, the Company provides certain indemnifications in the ordinary course of business such as product, patent and performance warranties in connection with the manufacture, distribution and sale of its products and services. Due to the nature of these indemnities, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

DEBT OBLIGATIONS

         The Company has directly guaranteed various debt obligations under agreements with third parties related to subsidiaries and affiliates, and/or other unaffiliated companies. At December 31, 2002, the Company had directly guaranteed principal $23 million of such obligations. This represents the maximum amount of potential future payments that the Company could be required to make under the guarantees.

         Directly guaranteed obligations include approximately $7 million of outstanding obligations which are recorded as debt in the Company's Consolidated Financial Statements. Existing guarantees for subsidiaries and affiliates arose from

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liquidity needs in normal operations. The Company would be required to perform on these guarantees in the event of default by the guaranteed party.

INTERCOMPANY GUARANTEES

         The Company and its subsidiaries have intercompany guarantees between and among themselves which aggregate approximately $150 million as of December 2002. These guarantees relate to intercompany loans used to facilitate normal business transactions such as the sale and purchase of products. All of the $150 million has been eliminated from the Company's consolidated financial statements.

LEASES

         Hercules has operating leases (including office space, transportation and data processing equipment) expiring at various dates. Rental expense was $34 million in 2002, $56 million in 2001 and $57 million in 2000.

         At December 31, 2002, minimum rental payments under non-cancelable leases aggregated $204 million with subleases of $37 million. A significant portion of these payments relates to a long-term operating lease for corporate office facilities. The net minimum payments over the next five years are $23 million in 2003, $21 million in 2004, $18 million in 2005, $15 million in 2006, $14 million in 2007 and $76 million thereafter.

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

         Hercules has been identified as a potentially responsible party (PRP) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The range of the reasonably possible share of costs for the investigation and cleanup of current and former operating sites, and other locations where the Company may have a known liability is between $88 million and $253 million. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30.

         Hercules becomes aware of sites in which it may be named a PRP in investigatory and/or remedial activities through correspondence from the U.S. Environmental Protection Agency ("EPA") or other government agencies or from previously named PRPs, who either request information or notify the Company of its potential liability. The Company has established procedures for identifying environmental issues at its plant sites. In addition to environmental audit programs, the Company has environmental coordinators who are familiar with environmental laws and regulations and act as a resource for identifying environmental issues.

         United States, et al. v. Vertac Corporation, et al., USDC No. LR-C-80-109 and LR-C-80-110 (E.D. Ark.)

         This case, a cost-recovery action based upon the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, or the Superfund statute), as well as other statutes, has been pending since 1980, and involves liability for costs expended and to be expended in connection with the investigation and remediation of the Vertac Chemical Company (Vertac) site in Jacksonville, Arkansas. Hercules owned and operated the site from December 1961 until 1971. The site was used for the manufacture of certain herbicides and, at the order of the United States, Agent Orange. In 1971, the site was leased to Vertac's predecessor. In 1976, Hercules sold the site to Vertac. The site was abandoned by Vertac in 1987, and Vertac was subsequently placed into receivership. Both prior to and following the abandonment of the site, the EPA and the Arkansas Department of Pollution Control and Ecology (ADPC&E) were involved in the investigation and remediation of contamination at and around the site. Pursuant to several orders issued pursuant to CERCLA, Hercules actively participated in many of these activities. The cleanup is essentially complete, except for certain on-going maintenance and monitoring activities. This litigation primarily concerns the responsibility and allocation of liability for the costs incurred in connection with these activities.

         Although the case initially involved many parties, as a result of various United States District Court rulings and decisions, as well as a trial, Hercules and Uniroyal were held jointly and severally liable for the approximately $100 million in costs allegedly incurred by the EPA, as well as costs to be incurred in the future. That decision was made final by the District

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Court on September 13, 1999. Both Hercules and Uniroyal timely appealed that judgment to the United States Court of Appeals for the Eighth Circuit.

         On February 8, 2000, the District Court issued a final judgment on the allocation between Hercules and Uniroyal finding Uniroyal liable for 2.6 percent and Hercules liable for 97.4 percent of the costs at issue. Hercules timely appealed that judgment. Oral argument on both appeals was held before the Eighth Circuit on June 12, 2000. On April 10, 2001, the United States Court of Appeals for the Eighth Circuit issued an opinion in the consolidated appeals described above. In that opinion, the Appeals Court reversed the District Court's decision which had held Hercules jointly and severally liable for costs incurred and to be incurred at the Jacksonville site, and remanded the case back to the District Court for several determinations, including a determination of whether the harms at the site giving rise to the government's claims were divisible. The Appeals Court also vacated the District Court's allocation decision holding Hercules liable for 97.4 percent of the costs at issue, ordering that these issues be revisited following further proceedings with respect to divisibility. Finally, the Appeals Court affirmed the judgment of liability against Uniroyal.

         The trial on remand commenced on October 8, 2001, continued through October 19, 2001, resumed on December 11, 2001 and concluded on December 14, 2001. At the trial, the Company presented both facts and law to the District Court in support of its belief that the Company should not be liable under CERCLA for some or all of the costs incurred by the government in connection with the site because those harms are divisible. The Court has not yet rendered its decision. Should the Company prevail on remand, any liability to the government will be either eliminated or reduced from the prior judgment.

         Hercules Incorporated v. Aetna Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-1-CV (consolidated).

         In 1992, Hercules brought suit against its insurance carriers for past and future costs for cleanup of certain environmental sites. In April 1998, the trial regarding insurance recovery for the Jacksonville, Arkansas, site (see discussion above) was completed. The jury returned a "Special Verdict Form" with findings that, in conjunction with the Court's other opinions, were used by the Court to enter a judgment in August 1999. The judgment determined the amount of Hercules' recovery for past cleanup expenditures and stated that Hercules is entitled to similar coverage for costs incurred since September 30, 1997 and in the future. Hercules has not included any insurance recovery in the estimated range of costs above. Since entry of the Court's August 1999 order, Hercules has entered into settlement agreements with several of its insurance carriers and has recovered certain settlement monies. The terms of those settlements and the amounts recovered are confidential. On August 15, 2001, the Delaware Supreme Court issued a decision in Hercules Incorporated v. Aetna Casualty & Surety Company, et al., Del. Super., C.A. No. 92C-10-105 and 90C-FE-195-1-CV (consolidated). In its decision, the Delaware Supreme Court affirmed the trial court in part, reversed the trial court in part and remanded the case for further proceedings. The specific basis upon which the Delaware Supreme Court reversed the trial court was the trial court's application of pro rata allocation to determine the extent of the insurers' liability. Following settlements with two additional insurers, the terms of which are confidential, Hercules decided not to pursue this litigation against the remaining defendants. This matter was dismissed with prejudice on or about February 3, 2003.

         The Allegany Ballistics Laboratory ("ABL") is a government-owned facility which was operated by Hercules from 1945 to 1995. The United States Department of the Navy has notified Hercules that the Navy would like to negotiate with Hercules with respect to certain environmental liabilities which, the Navy alleges, are attributable to Hercules' past operations at ABL. The Navy alleges that, pursuant to CERCLA, it has spent a total of $24.8 million and expects to spend an additional $60 million over the next 10 years. The Company is currently investigating the Navy's allegations, including the basis of the Navy's claims, and whether the contracts with the government pursuant to which the Company operated ABL may insulate the Company from some or all of the amounts sought. At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported above.

         At December 31, 2002, the accrued liability for environmental remediation was $88 million. The extent of liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules, and the resolution of any of these matters during a specific period could have a material effect on the quarterly or annual results of that period. Effective January 1, 2003, the Company is subject to the provisions of SFAS 143.

LITIGATION

         The Company is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of the

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's former subsidiaries to a limited industrial market ("products claims"). The Company is also a defendant in lawsuits alleging exposure to asbestos at facilities formerly or presently owned or operated by the Company ("premises claims"). Claims are received and settled or otherwise resolved on an on-going basis. In late December 1999, the Company entered into a settlement agreement to resolve the majority of the claims then pending. In connection with that settlement, the Company also entered into an agreement with several of the insurance carriers which sold that former subsidiary primary and first level excess insurance policies. Under the terms of that agreement, the majority of the amounts paid to resolve those products claims were insured, subject to the limits of the insurance coverage provided by those policies. The terms of both settlement agreements are confidential.

         Since entering into those agreements, the Company has continued to receive and settle or otherwise resolve claims on an on-going basis. Between January 1, 2002 and December 31, 2002, the Company received approximately 11,000 new claims, approximately half of which were included in "consolidated" complaints naming anywhere from one hundred to thousands of plaintiffs and a large number of defendants, but providing little information connecting any specific plaintiff's alleged injuries to any specific defendant's products or premises. It is the Company's belief that a significant majority of these "consolidated" claims will be dismissed for no payment. During that same time period, the Company also received approximately 13,000 other new claims, most of which were included in "consolidated" complaints, which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability. We are continuing to evaluate whether the claims experience of 2002, which represents a significant increase over prior years, is an anomaly or a new trend.

         With respect to total claims pending, as of February 28, 2003, there were approximately 18,300 unresolved claims, of which approximately 940 were premises claims. In addition, there were approximately 2,340 unpaid claims which have been settled or are subject to the terms of a settlement agreement. In addition, as of February 28, 2003, there were approximately 13,340 claims (including the 13,000 claims noted in the above paragraph) which have been dismissed without payment or are in the process of being dismissed without payment.

         The Company anticipates that the primary and first level excess insurance policies referenced above will likely exhaust over the next 2 to 4 months, assuming that the rate of settlements and payments remains relatively consistent with the Company's past experience. Nonetheless, based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and estimated future asbestos-related liabilities, as discussed in the paragraph below.

         The foregoing is based on the Company's assumption that the number of future claims filed per year and claim resolution payments will vary considerably from year-to-year and by plaintiff, disease, venue, and other circumstances, but will, when taken as a whole, remain relatively consistent with the Company's experience to date and will decline as the population of potential future claimants expires due to non-asbestos-related causes. It is also based on the preliminary results of the study discussed below, the Company's evaluation of potentially available insurance coverage and its review of the relevant case law. However, the Company recognizes that the number of future claims filed per year and claim resolution payments could greatly exceed those reflected by its past experience and contemplated by the study referenced below, that the Company's belief of the range of its reasonably possible financial exposure could change as the study referenced below continues, that its evaluation of potentially available insurance coverage may change depending upon numerous variables including risks inherent in litigation and the risk that one or more insurance carriers may refuse or be unable to meet its obligations to the Company, and that conclusions resulting from its review of relevant case law may be impacted by future court decisions or changes in the law.

         The Company is seeking defense and indemnity payments or an agreement to pay from those carriers responsible for excess coverage whose levels of coverage have been or will soon be reached. Although those excess carriers have not yet agreed to defend or indemnify it, the Company believes that it is likely that they will ultimately agree to do so, and that the majority of its estimated future asbestos-related costs will ultimately be paid or reimbursed by those carriers. However, if the Company is not able to reach satisfactory agreements with those carriers prior to exhaustion of the primary and first level excess insurance policies now covering the majority of its current asbestos-related claims, then, beginning as early as the second quarter of 2003, the Company might be required to completely fund these matters while it seeks reimbursement from its carriers. In order to maximize the likelihood of obtaining insurance payments for these liabilities, on November 27, 2002, the Company initiated litigation against its excess insurance carriers in a matter captioned Hercules Incorporated v. OneBeacon, et al., Civil Action No. 02C-11-237 (SCD), Superior Court of Delaware, New Castle County. Notwithstanding the filing of this litigation, the Company is continuing settlement discussions with several of its key insurers.

         The Company has commissioned a study of its asbestos-related liabilities. That study, which is in progress and will continue over the next several quarters, is being conducted by Professor Eric Stallard, who is a Research Professor of Demographic Studies at a major national university and a Member of the American Academy of Actuaries. Professor Stallard is a consultant with broad experience in estimating such

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities. Based on the initial findings of that study, the Company estimates that its reasonably possible financial exposure for these matters ranges from $200 million to $500 million. Due to inherent uncertainties in estimating the timing and amounts of future payments, this range does not include the effects of inflation and has not been discounted for the time value of money. In addition, the range of financial exposures set forth above does not include estimates for future legal costs. It is the Company's policy to expense these costs as incurred. As stated above, the Company presently believes that the majority of this range of financial exposures will ultimately be funded by insurance proceeds. Cash payments related to this exposure are expected to be made over an extended number of years and actual payments, when made, could be for amounts in excess of the range due to potential future changes in estimates as well as the effects of inflation.

         Due to the dynamic nature of asbestos litigation and the present uncertainty concerning the participation of its excess insurance carriers, the Company's estimates are inherently uncertain, and these matters may present significantly greater financial exposures than presently anticipated. In addition, the asbestos study referenced in the above paragraph is continuing, and further analysis combined with new data received in the future could result in a material modification of the range of reasonably possible financial exposure set forth above. As a result of all of the foregoing, the Company's liability with respect to asbestos-related matters could exceed present estimates and may require a material change in the accrued liability for these matters within the next twelve months. If the Company's liability does exceed amounts recorded in the balance sheet, the Company presently believes that the majority of any additional liability it may reasonably anticipate will be paid or reimbursed by its insurance carriers.

         The initial findings of the study referenced above identify a range of the Company's reasonably possible financial exposure for these matters. The Company is not presently able to specify its best estimate of its liability within that range. The Company recorded a gross accrual of $225 million for present and future potential asbestos claims before anticipated insurance recoveries resulting in a net charge of $65 million related to these matters in the period ended September 30, 2002. At December 31, 2002, the Company has a remaining accrual of $216 million for the gross liability. The Company believes that it is probable that $137 million of the $216 million accrual will be funded by or recovered from insurance carriers. At December 31, 2002, the consolidated balance sheet reflects a current insurance receivable of $9 million and a long-term insurance receivable of $128 million. The Company, in conjunction with outside advisors, will continue to study its asbestos-related exposures, insurance recovery expectations, and reserves on an on-going quarterly basis, and make adjustments as appropriate.

         In June 1998, Hercules and David T. Smith Jr., a former Hercules employee and plant manager at the Brunswick plant, along with Georgia-Pacific Corporation and AlliedSignal Inc., were sued in Georgia State Court by 423 plaintiffs for alleged personal injuries and property damage. This litigation is captioned Coley, et al. v. Hercules Incorporated, et al., No. 98 VSO 140933 B (Fulton County, Georgia). Plaintiffs allege they were damaged by the discharge of hazardous waste from the companies' plants. On February 11, 2000, the Georgia State Court dismissed Georgia-Pacific Corporation and AlliedSignal Inc., without prejudice. In September 2000, David T. Smith Jr., was dismissed by the Georgia State Court with prejudice. On July 18, 2000, the Company was served with a complaint in a case captioned Erica Nicole Sullivan, et al. v. Hercules Incorporated and David T. Smith, Jr., Civil Action File No. 00-1-05463-99 (Cobb County, Georgia). Based on the allegations contained in the complaint, this matter is very similar to the Coley litigation, and is brought on behalf of approximately 700 plaintiffs for alleged personal injury and property damage arising from the discharge of hazardous waste from Hercules' plant. The Company has reached an agreement in principle to settle the claims of all but six of these plaintiffs for an amount which is confidential, but which is not material to the financial condition of the Company.

         In August 1999, the Company was sued in an action styled as Cape Composites, Inc. v. Mitsubishi Rayon Co., Ltd., Case No. 99-08260 (U.S. District Court, Central District of California), one of a series of similar purported class action lawsuits brought on behalf of purchasers (excluding government purchasers) of carbon fiber and carbon prepreg in the United States from the named defendants from January 1, 1993 through January 31, 1999. The lawsuits were brought following published reports of a Los Angeles federal grand jury investigation of the carbon fiber and carbon prepreg industries. In these lawsuits, plaintiffs allege violations of Section 1 of the Sherman Antitrust Act for alleged price fixing. In September 1999, these lawsuits were consolidated by the Court into a case captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California), with all related cases ordered dismissed. This lawsuit is proceeding through discovery and motion practice. On May 2, 2002, the Court granted plaintiffs' Motion to Certify Class. The Company is named in connection with its former Composites Products Division, which was sold to Hexcel Corporation in 1996, and has denied liability and will vigorously defend this action.

         Since September 2001, Hercules, along with the other defendants in the Thomas & Thomas Rodmakers action referred to above, has been sued in nine California state court purported class actions brought on behalf of indirect purchasers of carbon fiber. In January 2002, these were consolidated into a case captioned Carbon Fiber Cases I, II, and III, Judicial Council Coordination Proceeding Nos. 4212, 4216 and 4222, Superior Court of California, County of San Francisco. These actions all allege violations of the California Business and Professions Code relating to alleged price fixing of carbon fiber and unfair competition. The Company denies liability and will vigorously defend each of these actions.

         In June 2002, a purported class action was filed in Massachusetts under the caption Saul M. Ostroff, et al. v. Newport Adhesives, et al., Civil Action No. 02-2385, Superior Court of Middlesex County. This matter is a purported class action

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

brought on behalf of consumers who purchased merchandise manufactured with carbon fiber, and alleges the same types of price fixing activities alleged in the actions described in the above two paragraphs. In October 2002, the Company was notified that Horizon Sports Technologies had "opted out" of the federal antitrust class action described above (Thomas & Thomas Rodmakers) and filed its own suit against Hercules and the other defendants in that action (Horizon Sports Technologies, Inc. v. Newport Adhesives and Composites, Inc., et al., Case No. CV02-8126 FMC (RNEX), U.S. District Court, Central District of California, Western Division).

         Further, in April 2002, a related "Qui Tam" action was unsealed by the U.S. District Court for the Southern District of California. That action is captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al., (Civil Action No. 99 CV 1557 JM JAH), was filed under seal in 1999, and is a "False Claims" action brought pursuant to the False Claims Act (31 U.S.C.
Section 729 et seq.). In that action, the relators, in the name of the United States Government, allege the same price fixing activities which are the subject of the above-described actions. The relators then allege that those alleged price fixing activities resulted in inflated prices being charged by the defendant carbon fiber manufacturers to the defendant defense contractors, who, in turn, submitted claims for payment to the United States Government under various government contracts. It is alleged that those claims for payment were "false claims" because the prices charged for the carbon fiber and carbon prepreg were "fixed" contrary to the laws of the United States. The Company denies liability and will vigorously defend each of these actions.

         In connection with the grand jury investigation noted above in the paragraph describing the Cape Composites litigation, in January 2000, the United States Department of Justice (DOJ), Antitrust Division, served a grand jury subpoena duces tecum upon Hercules. The Company has been advised that it is one of several manufacturers of carbon fiber and carbon prepreg that have been served with such a subpoena.

         On September 28, 2000, the Company sold its Food Gums Division to CP Kelco ApS, a joint venture that the Company entered into with Lehman Brothers Merchant Banking Partners II, L.P. CP Kelco also acquired the biogums business of Pharmacia Corporation (formerly Monsanto Company). In April 2001, CP Kelco U.S., Inc., a wholly owned subsidiary of CP Kelco ApS, sued Pharmacia (CP Kelco U.S., Inc. v. Pharmacia Corporation, U.S. District Court for the District of Delaware, Case No. 01-240-RRM) alleging federal securities fraud, common law fraud, breach of warranties and representations, and equitable fraud. In essence, the lawsuit alleges that Pharmacia misrepresented the value of the biogums business, resulting in damages to CP Kelco U.S., including the devaluation of CP Kelco U.S.'s senior debt by the securities markets. The complaint seeks over $430 million in direct damages, as well as punitive damages. In June 2001, Pharmacia filed a third-party complaint against the Company and Lehman. That complaint seeks contribution and indemnification from the Company and Lehman, jointly and severally, for any damages that may be awarded to CP Kelco U.S. in its action against Pharmacia. The Company believes that the third-party lawsuit against it and Lehman is without merit and filed a Motion for Judgment on the Pleadings, which was granted by the Magistrate Judge on September 19, 2002. In March 2003, the Magistrate Judge's ruling was adopted by the District Court judge and the Company was dismissed from this case. The Company continues to deny any liability to Pharmacia, and should the ruling dismissing the Company be appealed, the Company will vigorously defend that appeal.

         On January 31, 2003, the Court granted a Motion for Class Certification in a lawsuit captioned Douglas C. Smith, Individually and on Behalf of All Others Similarly Situated v. Hercules Incorporated and Thomas Gossage, CA No. 01C-08-291 WCC, Superior Court of Delaware, New Castle County. This lawsuit, which was filed on August 31, 2001, on behalf of Mr. Smith and a class of approximately 130 present and former Hercules employees, seeks payments under the "Integration Synergies Incentive Compensation Plan" (the "Plan"), a program put into place by the Company following its acquisition of BetzDearborn Inc. in October 1998. The goal of the Plan was to provide certain financial incentives to specific employees who were deemed to have significant impact on the integration of BetzDearborn Inc. into Hercules Incorporated. The amount to be paid under the Plan was tied to the successful achievement of "synergies," which were defined as the annualized reduction of expenses or improvement of profits realized as a result of the integration of BetzDearborn Inc. into Hercules. The lawsuit essentially alleges that the payments made under the Plan were not adequate and that the Company breached the terms of the Plan. The lawsuit seeks payments of between $25 million and $30 million, although the Company does not believe that any payments are owed to the class members. In February 2003, plaintiffs agreed to dismiss Thomas Gossage from the lawsuit. Discovery is ongoing. The Company denies any liability to the plaintiffs and is vigorously defending this action.

         At December 31, 2002, the consolidated balance sheet reflects a current liability of approximately $28 million and a long-term liability of approximately $193 million for litigation and claims. These amounts represent management's best estimate of the probable and reasonably estimable losses related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

         At December 31, 2002, Hercules had $78 million in letters of credit outstanding.

11.      COMPANY-OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

Redeemable Hybrid INcome Overnight Shares

         In November 1998, Hercules Trust V, a wholly owned consolidated subsidiary trust, completed a private placement of $200 million Redeemable Hybrid INcome Overnight Shares ("RHINOS"). The Company repaid the RHINOS with a portion of the proceeds from the offering of 11 1/8% senior notes on November 14, 2000.

Trust Originated Preferred Securities

         In March 1999, Hercules Trust I ("Trust I"), a wholly owned consolidated subsidiary trust, completed a $362 million underwritten public offering of 14,500,000 9.42% Trust Originated Preferred Securities. Trust I invested the proceeds from the sale of the preferred securities and the related common securities in an equal principal amount of 9.42% Junior Subordinated Deferrable Interest Debentures of Hercules due March 2029. The Company used these proceeds to repay long-term debt.

         Trust I distributes quarterly cash payments it receives from the Company as interest on the debentures to preferred security holders at an annual rate of 9.42% on the liquidation amount of $25 per preferred security. The Company may defer interest payments on the debentures at any time, for up to 20 consecutive quarters. If this occurs, Trust I will also defer distribution payments on the preferred securities. The deferred distributions, however, will accumulate distributions at a rate of 9.42% per annum.

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

CRESTS Units

         In July 1999, the Company and Hercules Trust II ("Trust II"), a wholly owned consolidated subsidiary trust, completed a $350 million underwritten public offering of 350,000 CRESTS Units. Each CRESTS Unit consists of one preferred security of Trust II and one warrant to purchase 23.4192 shares of the Company's common stock at an initial exercise price of $1,000 (equivalent to $42.70 per share). The preferred security component of the CRESTS Units was initially valued at $741.46 per unit and the warrant component of the CRESTS Units was initially valued at $258.54 per warrant. The preferred security and warrant components of each CRESTS Unit may be separated and transferred independently. The warrants may be exercised, subject to certain conditions, at any time before March 31, 2029, unless there is a reset and remarketing event. No reset and remarketing event will occur before July 27, 2004, unless all of its common stock is acquired in a transaction that includes cash for a price above a predetermined level. Trust II used the proceeds from the sale of its preferred securities to purchase junior subordinated deferrable interest debentures of Hercules.

         The Company pays interest on the debentures, and Trust II pays distributions on its preferred securities quarterly at an annual rate of 6 1/2% of the scheduled liquidation amount of $1,000 per debenture and/or preferred security until the scheduled maturity date and redemption date of June 30, 2029, unless there is a reset and remarketing event. The Company guarantees the obligations of Trust II on the preferred securities. Trust II must redeem the preferred securities when the debentures are redeemed or repaid at maturity. As of December 31, 2002, no warrants had been exercised.

         The Company used the proceeds from the CRESTS Units offering to repay long-term debt. Issuance costs related to the preferred security component of the CRESTS Units are being amortized over the life of the security and costs related to the warrants were charged to additional paid-in capital.

Floating Rate Preferred Securities

         In December 1999, Hercules Trust VI, the Company's wholly owned consolidated subsidiary trust ("Trust VI"), completed a $170 million private placement of 170,000 Floating Rate Preferred Securities. The Company repaid the Floating Rate Preferred Securities with a portion of the proceeds from the offering of the 11 1/8% senior notes on December 29, 2000.

12.      SERIES PREFERRED STOCK

         There are 2,000,000 shares of series preferred stock without par value authorized for issuance, none of which have been issued.

13.      COMMON STOCK

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Hercules common stock has a stated value of $25/48, and 300,000,000 shares are authorized for issuance. At December 31, 2002, a total of 28,981,141 shares were reserved for issuance for the following purposes: 8,164 shares for sales to the Savings Plan Trustee; 18,396,559 shares for the exercise of awards under the Stock Option Plan; 2,203,206 shares for awards under incentive compensation plans; 176,492 shares for conversion of debentures and notes; and 8,196,720 shares for exercise of the warrant component of the CRESTS Units.

         For the Company's stock repurchase program, from its start in 1991 through year-end 2002, the Board authorized the repurchase of up to 74,650,000 shares of Company common stock. Of that total, 6,150,000 shares were intended to satisfy requirements of various employee benefit programs. During this period, a total of 66,875,462 shares of common stock were purchased in the open market at an average price of $37.26 per share.

14.      ADDITIONAL BALANCE SHEET DETAIL

                                                      (Dollars in millions)
                                                      2002            2001
                                                     ------         -------
Property, plant and equipment
     Land                                            $   21         $    34
     Buildings and equipment                          1,873           2,133
     Construction in progress                            31              67
                                                     ------         -------
     Total                                            1,925           2,234
     Accumulated depreciation and amortization       (1,262)         (1,331)
                                                     ------         -------
     Property, plant and equipment, net              $  663         $   903
                                                     ======         =======

                                                      (Dollars in millions)
                                                      2002            2001
                                                     ------          -------
Deferred charges and other assets
     Insurance receivables                           $  128          $    51
     Tax deposits                                        95               98
     Capitalized software                                86              119
     Investments                                          7               43
     Other                                              126              232
                                                     ------          -------
                                                     $  442          $   543
                                                     ======          =======

                                                      (Dollars in millions)
                                                      2002             2001
                                                     -------          ------
Accrued expenses
     Compensation and benefits                       $    48          $   73
     Income taxes payable                                 25             105
     Current deferred income taxes                         6               -
     Restructuring liability                              22              43
     Interest payable                                     10              15
     Current portion of postretirement benefits           23              23
     Current portion of legal accrual                     28              50
     Current portion of environmental accrual             27              15
     Other                                               106             139
                                                     -------          ------
                                                     $   295          $  463
                                                     =======          ======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                (Dollars in millions)
                                                2002            2001
                                               ------          ------
Deferred credits and other liabilities
     Legal and environmental reserves          $  254          $   97
     Deferred rent                                 51              54
     Other reserves                                72             160
                                               ------          ------
                                               $  377          $  311
                                               ======          ======

15.      RESTRUCTURING

         The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs of $22 million and $43 million at December 31, 2002 and 2001, respectively. During 2001, management authorized and committed to a plan to reduce the workforce as part of the comprehensive cost reduction and work process redesign program. The Company incurred restructuring charges of $51 million, which includes charges of $46 million for employee termination benefits and $5 million for exit costs related to facility closures. During 2002, the estimate for severance benefits and other exit costs related to facility closures and contract terminations increased $22 million and $3 million, respectively. Under this plan, approximately 1,330 employees have left or will leave the Company, of which 1,214 employees were terminated pursuant to this plan through December 31, 2002. Approximately 400 employees were terminated during the year ended December 31, 2002. The plan includes reductions throughout the Company with the majority of them from support functions.

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

         Cash payments during 2002 and 2001 included $39 million and $25 million, respectively, for severance benefits and other exit costs. Severance benefits paid during the current year represent the continuing benefit streams of previously terminated employees as well as those terminated in the current year. During 2002 and 2001, the Company completed assessments of the remaining expenditures for the 1998 BetzDearborn plan and the 2000 plans. As a result of these assessments, the estimates for severance benefits and other exit costs were lowered by $5 million and $17 million in 2002 and 2001, respectively, with corresponding reductions to goodwill of $3 million and $10 million, respectively, and to expense of $2 million and $7 million, respectively. The lower than planned severance benefits are the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits. A reconciliation of activity with respect to the liabilities established for these plans is as follows:

                                                                      (Dollars in millions)
                                                                       2002             2001
                                                                   ------------       --------
Balance at beginning of year                                        $       43        $     34
     Additional termination benefits and other exit costs                   25              51
     Cash payments                                                         (39)            (25)
     Reversals against goodwill                                             (3)            (10)
     Reversals against earnings                                             (2)             (7)
     Transferred with discontinued operations                               (2)              -
                                                                    ----------        --------
Balance at end of year                                              $       22        $     43
                                                                    ==========        ========

         The balance at the end of the period represents severance benefits and other exit costs of which $20 million pertains to the 2001 restructuring plan and $2 million pertains to the continuing benefit payment streams of the 1998 BetzDearborn plan.

16.      OTHER OPERATING EXPENSE (INCOME), NET

         Other operating expense (income), net, in 2002 includes $11 million of net environmental expense and additional restructuring charges of $25 million associated with the comprehensive cost reduction and work process redesign program

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

announced in September 2001 (see Note 15). Partially offsetting these restructuring charges was $2 million of reversals pertaining to prior year plans. Additionally, the Company recognized $7 million in asset impairment charges in the Performance Products segment. As a result of resolving issues relating to prior year business divestitures, an additional loss of $2 million was recognized. Miscellaneous expenses of $3 million were also incurred during the year.

         Other operating expense (income), net, in 2001 includes $74 million in net gains from the sale of the Company's hydrocarbon resins business, select portions of its rosin resins business, its peroxy chemicals business and its 50% interest in Hercules-Sanyo, Inc. In addition, a pension curtailment gain of $5 million was recognized related to the divestiture of the Company's hydrocarbon resins business and select portions of its rosins resins business. As a result of resolving issues relating to a prior year business divestiture, an additional gain of $5 million was recognized. The Company incurred $51 million in restructuring charges associated with the comprehensive cost reduction and work process redesign program (see Note 15). Partially offsetting these restructuring charges was $5 million of reversals pertaining to prior year plans. In addition, the Company recognized $10 million in net environmental expense, $5 million of executive severance charges, $5 million in pre-payment penalties relating to the ESOP credit facility, $3 million in fees related to the 2001 proxy contest and other matters and $1 million of income for other miscellaneous items.

         Other operating expense (income), net, in 2000 includes a gain of $168 million from the sale of the Food Gums business. On September 28, 2000, the Company sold its Food Gums business to CP Kelco, a joint venture with Lehman Brothers Merchant Banking Partners II, L.P., which contributed approximately $300 million in equity. The Company received approximately $395 million in cash proceeds, recorded certain selling and tax expenses of approximately $77 million and retained a 28% equity position in CP Kelco. CP Kelco simultaneously acquired the Kelco biogums business of Pharmacia Corporation (formerly Monsanto Corporation). Partially offsetting the gain from the sale of the Food Gums business is $66 million of charges for asset impairments and write-offs, primarily in the FiberVisions business. Restructuring charges of $14 million (an additional $4 million is included in the loss related to the nitrocellulose divestiture below) were incurred for 2000 plans, primarily relating to severance and termination benefits for approximately 212 employee terminations in its Performance Products segment and corporate realignment due to the divestitures of its non-core businesses (Food Gums, Resins and nitrocellulose). Offsetting these restructuring charges was $4 million of reversals relating to prior year plans. Environmental charges of $8 million were incurred, offset by $11 million in recoveries of insurance for environmental claims. Additionally, the Company incurred a loss of $25 million, including $4 million for severance and termination benefits (see Note 15), associated with the sale of the nitrocellulose business, and $5 million associated with the integration of the BetzDearborn acquisition. Also reflected in 2000 are $16 million of severance benefits and compensation expense not associated with restructuring plans and expenses of $3 million for other miscellaneous items. The asset impairments were triggered by significantly higher raw material costs and the loss of a facility's major customer.

17.      INTEREST AND DEBT EXPENSE

         Interest and debt costs are summarized as follows:

                                       (Dollars in millions)
                                    2002        2001       2000
                                   ------      ------     ------
Costs incurred                     $   97      $ 199      $  175
Amount capitalized                      1          3          11
                                   ------      ------     ------
Amount expensed                    $   96      $ 196      $  164
                                   ======      ======     ======

18.      OTHER EXPENSE, NET

         Other expense, net, consists of the following:

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            (Dollars in millions)
                                          2002        2001       2000
                                         ------      ------     ------
Net (gains) losses on dispositions       $  (3)      $  (3)     $   1
Legal settlements and accruals, net         71          16         10
Debt extinguishment                         44           -          -
Exchange and translation                    (2)         (6)        (1)
Other, net                                   5           1          8
                                         -----       -----      -----
                                         $ 115       $   8      $  18
                                         =====       =====      =====

         Net (gains) losses on dispositions include a $3 million gain from the sale of the corporate jet, hangar and artwork in 2002, a $3 million gain from the sale of the country club in 2001 and a loss of $1 million from the sale of non-operating real estate and other investments in 2000. Legal settlements and accruals, net, in all years primarily represent certain other legal expenses and settlements associated with former operations of the Company. In 2002, the Company recognized $65 million in net charges for additional estimated asbestos litigation exposures (see Note 10). Additionally, the Company recognized $44 million for debt prepayment penalties and the write-off of debt issuance costs associated with the repayment of debt with the proceeds from the sale of the Water Treatment Business (see Notes 5 and 22).

19.      (LOSS) EARNINGS PER SHARE

         The following table shows the amounts used in computing earnings per share and the effect on income and the weighted-average number of shares of dilutive common stock:

                                                                   (Dollars in millions, except per share)
                                                    2002                           2001                           2000
                                         -------------------------       -------------------------      -------------------------
                                                                                        (Loss)
                                                         Loss per         (Loss)      earnings per                   Earnings per
                                            Loss          share           income          share          Income         share
                                         ---------      ----------       --------     ------------      --------     ------------
BASIC:
Continuing operations                    $    (49)      $   (0.45)       $  (106)      $   (0.98)        $   60        $  0.56
Discontinued operations                      (199)          (1.83)            48            0.44             38           0.35
Cumulative effect of change
  in accounting principle                    (368)          (3.37)             -               -              -              -
                                         --------       ---------        -------       ---------         ------        -------
Net (loss) income                            (616)          (5.65)           (58)          (0.54)            98           0.91

Weighted average number
   of basic shares (millions)               109.1                          108.2                          107.2

DILUTED:
Continuing operations                    $    (49)      $   (0.45)       $  (106)      $   (0.98)        $   60        $  0.56
Discontinued operations                      (199)          (1.83)            48            0.44             38           0.35
Cumulative effect of change
  in accounting principle                    (368)          (3.37)             -               -              -              -
                                         --------       ---------        -------       ---------         ------        -------
Net (loss) income                            (616)          (5.65)           (58)          (0.54)            98           0.91

Weighted average number
   of diluted shares (millions)             109.1 (a)                      108.2 (a)                      107.9 (a)

(a) For the years ended December 31, 2002, 2001 and 2000, the Company had approximately 0.2 million convertible subordinated debentures. For the year ended December 31, 2000, the Company had approximately 0.5 million anti-dilutive stock options. However, the common stock shares into which these debentures are convertible have not been included in the dilutive share calculations for the years 2002 and 2001 because the impact of their inclusion would be anti-dilutive. The dilutive effect of the convertible debentures was included in the calculation for the year 2000.

20.      OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

         In 1998, Hercules adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established new standards for reporting information about operating segments in annual financial statements and required selected information about

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating segments in interim financial reports. It also established standards for related disclosure about products and services, geographic area and major customers. Subsequent to the sale of the Water Treatment Business, the Company realigned its reportable segments. In compliance with SFAS 131, the Company has identified two reportable segments.

         Performance Products (Pulp and Paper and Aqualon): Products and services in Pulp and Paper are designed to enhance customers' profitability by improving production yields and overall product quality, and to better enable customers to meet their environmental objectives and regulatory requirements.

         The Company believes Pulp and Paper is one of the largest suppliers of functional process and water management chemicals for the pulp and paper industry. Pulp and Paper offers a wide and highly-sophisticated range of technology and applications expertise with in-mill capabilities which run from the boilers through the paper machine, to the finished paper on the winder. The Company is the only true broad-based supplier able to offer a complete portfolio of products to its paper customers.

         The products in Aqualon are principally derived from natural resources and are sold as key raw materials to other manufacturers. Principal products and markets include water-soluble polymers and solvent-soluble polymers, used as thickeners, emulsifiers and stabilizers for water-based paints, oil and gas exploration, building materials, and personal care products and producers of inks and aviation fluids.

         Engineered Materials and Additives (FiberVisions and Pinova): Products in this segment provide low-cost, technology driven solutions to meet customer needs and market demands. Principal products and markets include rosin and hydrocarbon resins for adhesives, food and beverage, flavor and fragrance and construction specialties markets; thermal-bond polypropylene staple fiber for disposable diapers and other hygienic products, and industrial fiber products.

         Prior to September 28, 2000, the Company owned the Food Gums Division, which was sold to CP Kelco, a joint venture the Company entered into with Lehman Brothers Merchant Banking Partners II, L.P.

         The Company evaluates performance and makes decisions based primarily on cash flow, profit from operations and return on capital employed. Consolidated capital employed represents the total resources employed in the Company and is the sum of total debt, Company-obligated preferred securities of subsidiary trusts and stockholders' equity. Capital employed in each reportable segment represents the net operating assets employed to conduct business in that segment and generally includes working capital (excluding cash) and property, plant and equipment. Other assets and liabilities, primarily goodwill and other intangibles, not specifically allocated to business segments, are reflected in "Reconciling Items" in the table below.

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

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         (Dollars in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          ENGINEERED
                                                         PERFORMANCE     MATERIALS AND                  RECONCILING
                INDUSTRY SEGMENTS                          PRODUCTS        ADDITIVES      FOOD GUMS        ITEMS       CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
                       2002
Net sales                                                 $ 1,385            $ 320          $   -        $    -          $ 1,705
Profit (loss) from operations                                 238               17              -           (41)(c)          214
Interest and debt expense                                                                                                     96
Preferred security distributions of subsidiary trusts                                                                         58
Other expense, net                                                                                                           115
                                                                                                                         -------
Loss before income taxes and equity income (loss)                                                                            (55)
                                                                                                                         -------
Capital employed (a)                                        1,085              114              -           185 (b)        1,384
Capital expenditures                                           31                9              -             3               43
Depreciation and amortization                                  72               18              -            10              100

---------------------------------------------------------------------------------------------------------------------------------
                       2001
Net sales                                                 $ 1,351            $ 425          $   -        $    -          $ 1,776
Profit (loss) from operations                                 151               12              -            18 (d)          181
Interest and debt expense                                                                                                    196
Preferred security distributions of subsidiary trusts                                                                         58
Other expense, net                                                                                                             8
                                                                                                                         -------
Loss before income taxes and equity income (loss)                                                                            (81)
                                                                                                                         -------
Capital employed (a)                                          479              116              -         2,697 (b)        3,292
Capital expenditures                                           35               10              -             7               52
Depreciation and amortization                                  80               32              -            22              134

---------------------------------------------------------------------------------------------------------------------------------
                       2000
Net sales                                                 $ 1,450            $ 695          $ 160        $   (2)         $ 2,303
Profit (loss) from operations                                 241               (9)            30           104 (e)          366
Interest and debt expense                                                                                                    164
Preferred security distributions of subsidiary trusts                                                                         96
Other expense, net                                                                                                            18
                                                                                                                         -------
Income before income taxes and equity income (loss)                                                                           88
                                                                                                                         -------
Capital employed (a)                                          491              308              -         2,885 (b)        3,684
Capital expenditures                                           68               36             31            36              171
Depreciation and amortization                                  83               39              8            32              162

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------------------------------------------
                                            UNITED
GEOGRAPHIC AREAS                            STATES        EUROPE          AMERICAS(f)    ASIA PACIFIC        TOTAL
-------------------------------------------------------------------------------------------------------------------
2002
Net Sales (g)                              $    870       $  586            $  89            $ 160          $ 1,705
Long-lived assets (h)                           711          460              118               40            1,329

2001
Net Sales (g)                              $    928       $  587            $ 104            $ 157          $ 1,776
Long-lived assets (h)                         2,253          684              347               95            3,379

2000
Net Sales (g)                              $  1,167       $  782            $ 136            $ 218          $ 2,303
Long-lived assets (h)                         2,410          797              382              125            3,714

         (a) Represents total segment assets net of operating liabilities. The 2001 and 2000 figures do not include the capital employed by the divested Water Treatment Business.

         (b) Assets and liabilities not specifically allocated to business segments, primarily goodwill, intangibles and other long-term assets, net of liabilities.

         (c) Includes net environmental charges, restructuring charges relating to the 2001 cost reduction program (see Note 15) and additional loss recognition relating to prior year business divestitures. Partially offsetting these charges were restructuring reversals pertaining to prior year plans (see Note 15).

         (d) Includes environmental charges, legal and insurance expenses, pre-payment penalties relating to the ESOP credit facility (see
              Note 8) and restructuring charges relating to the 2001 cost reduction program (see Note 15). Partially offsetting these charges were net gains from the sale of the hydrocarbon resins business, select portions of the rosins resins business and the peroxy chemicals business, restructuring reversals pertaining to prior year plans, a pension curtailment gain and an additional gain recognition relating to a prior year business divestiture.

         (e) Includes integration expenses, restructuring charges, environmental charges, a loss on the sale of the nitrocellulose business offset by a gain on the sale of Food Gums business, insurance recoveries and restructuring reversals (see Note 15).

         (f)  Excluding operations in the United States of America.

         (g)  Excludes sales of the divested Water Treatment Business.

         (h) Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

21.      DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

         The Company enters into forward-exchange contracts and currency options to reduce currency exposure.

Notional Amounts and Credit Exposure of Derivatives

         The notional amounts of the derivative contracts summarized below do not represent the amounts exchanged by the parties involved and thus, are not a measure of the Company's exposure to various risks through its use of derivatives. The amounts exchanged by the parties are calculated on the basis of the notional amounts, underlyings such as interest rates and exchange rates, and other terms of the derivative contracts.

Interest Rate Risk Management

         The aggregate notional principal amount for interest rate swaps at the end of 2001 was $20 million. These swaps acted as a hedge against the Company's interest rate exposure on its outstanding variable rate debt. There were no interest rate swap agreements at the end of 2002. During 2001, the Company used interest rate swap agreements to manage interest costs and risks associated with changing rates.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table indicates the types of swaps used and their weighted-average interest rates:

                                                          (Dollars in millions)
                                                          2002             2001
                                                          ----             ----
Pay fixed on swaps notional amount (at year-end)          $  -             $ 20
Average pay rate                                             -              6.2%
Average receive rate                                         -              4.4%

Foreign Exchange Risk Management

         The Company has selectively used foreign currency forward contracts and currency swaps to offset the effects of exchange rate changes on reported earnings, cash flow and net asset positions. The primary exposures are denominated in the Euro, Swedish kroner and British pound sterling. Some of the contracts involved the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than three months. At December 31, 2002 and 2001, the Company had outstanding forward-exchange contracts to purchase foreign currencies aggregating $18 million and $8 million and to sell foreign currencies aggregating $19 million and $24 million, respectively. Non-U.S. dollar cross-currency trades aggregated $238 million and $222 million at December 31, 2002 and 2001, respectively. The foreign exchange contracts outstanding at December 31, 2002 matured on or before March 1, 2003.

Fair Values

         The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2002 and 2001:

                                                                                      (Dollars in millions)
                                                                               2002                           2001
                                                                    Carrying                       Carrying
                                                                     Amount        Fair Value       Amount        Fair Value
                                                                    -------------------------      -------------------------
Investment securities (available for sale)                           $   2           $   2          $    11         $    12
Long-term debt                                                        (738)           (777)          (1,959)         (1,948)
Company-obligated preferred securities of subsidiary trusts           (624)           (517)            (624)           (408)
Foreign exchange contracts                                               -               -                -               -
Interest rate swap contracts                                             -               -                -              (1)

Fair values of derivative contracts are indicative of cash that would have been required had settlement been made at December 31, 2002 and 2001.

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

22.      DIVESTITURES

         On April 29, 2002, Hercules completed the sale of the Water Treatment Business to GESM, a unit of General Electric Company. The sale price was $1.8 billion in cash, resulting in net after tax proceeds of approximately $1.7 billion. The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility (see Notes 5 and 8). Pursuant to SFAS 144 (as adopted on January 1, 2002), the Water Treatment Business has been treated as a discontinued operation as of February 12, 2002, and accordingly, all financial information has been restated. The loss from discontinued operations for the year ended December 31, 2002 includes an after-tax loss on the disposal of the business of $230 million.

         The Paper Process Chemicals Business, representing approximately one-third of the business of BetzDearborn Inc., when it was originally acquired in 1998, was fully integrated into and continues to be reported within Pulp and Paper.

c
HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Summarized below are the results of operations and cash flows of the Water Treatment Business for the years ended December 31, 2002, 2001 and 2000.

                                                                              (Dollars in millions)
                                                                                    Year Ended
                                                                                    December 31,
                                                                       --------------------------------------
                                                                       2002(1)          2001            2000
                                                                       --------------------------------------
Net Sales                                                              $  269          $  844          $  849
Profit from operations                                                     49             106              78
Income before income taxes                                                 51             104              78
Tax provision                                                              20              56              40
                                                                       --------------------------------------
Income from operations                                                     31              48              38
Loss from disposal of business, including a provision
  for income taxes of $51 million for 2002                               (230)              -               -
                                                                       --------------------------------------
(Loss) income from discontinued operations                             $ (199)         $   48          $   38
                                                                       ======================================

(1) Results of operations for the period are through April 28, 2002.

Cash Flow From Discontinued Operations

                                                                              (Dollars in millions)
                                                                       --------------------------------------
                                                                       2002             2001            2000
                                                                       --------------------------------------
Net cash provided by operations                                          $28             $209            $102
Capital expenditures                                                      (3)             (11)            (16)
                                                                       --------------------------------------
Net cash flow from discontinued operations                               $25             $198             $86
                                                                       ======================================

         The major classes of assets and liabilities included in the consolidated balance sheet at the time of disposal were as follows:

                                            (Dollars in millions)

Assets
Accounts receivables, net                   $  161           Liabilities
Inventory                                       76           Accounts payable             $ 55
Fixed assets                                   217           Accrued expenses               35
Goodwill and other intangible assets         1,419           Other liabilities             178
Other assets                                    19                                        ----
                                            ------                                        $268
                                            $1,892                                        ====
                                            ======


         On May 1, 2001, the Company completed the sale of its hydrocarbon resins business and select portions of its rosin resins business to a subsidiary of Eastman Chemical Company, receiving proceeds of approximately $244 million. On May 31, 2001, the Company completed the sale of its peroxy chemicals business to GEO Specialty Chemicals, Inc., receiving proceeds of approximately $92 million. Additionally, on May 25, 2001, the Company completed the sale of its interest in Hercules-Sanyo, Inc., a toner resin joint venture, to Sanam Corporation, a wholly owned subsidiary of Sanyo Chemicals Industries, Ltd., the Company's joint venture partner, receiving proceeds of approximately $8 million.

         On September 28, 2000, the Company sold its Food Gums business to CP Kelco, a joint venture the Company entered into with Lehman Brothers Merchant Banking Partners II, L.P., which contributed approximately $300 million in equity. The Company received approximately $395 million in cash proceeds, recorded certain selling and tax expenses of approximately $77 million and retained a 28% equity position in CP Kelco. CP Kelco simultaneously acquired Pharmacia's Kelco biogum business. The net proceeds from the sale of the Food Gums business were used to permanently reduce borrowings under Hercules' senior credit facility. Food Gums had net sales of approximately $208 million in 1999.

23.      CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

         The 11 1/8% senior notes due 2007 issued on November 14, 2000 are guaranteed by each of the Company's current and future wholly owned domestic restricted subsidiaries. The new senior credit facility entered into in December 2002 also provides for a guarantee by each guarantor subsidiary. The guarantees by each guarantor subsidiary are full and unconditional and joint and several. The indenture under which the Company's 6.60% notes due 2027 and 6.625% notes due 2003 were issued requires such notes to be guaranteed or secured on the same basis as any other subsequently issued debt that is guaranteed or secured. As a result, at December 31, 2002, the following wholly-owned domestic restricted subsidiaries fully and unconditionally and jointly and severally guarantee the new senior credit facility, the 6.60% notes due 2027, the 6.625% notes due 2003 and the 11 1/8% notes due 2007.

Aqualon Company                          Hercules Euro Holdings, L.L.C.
Athens Holding Inc.                      Hercules Finance Company
Covington Holdings, Inc.                 Hercules Flavor, Inc.
East Bay Realty Services, Inc.           Hercules Hydrocarbon Holdings, Inc.
FiberVisions Incorporated                Hercules International Limited
FiberVisions Products, Inc.              Hercules International Limited, L.L.C.
FiberVisions, L.L.C.                     Hercules Paper Holdings, Inc.
FiberVisions L.P.                        Hercules Shared Services Corp.
Hercules Country Club, Inc.              HISPAN Corporation
Hercules Credit, Inc.                    WSP, Inc.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The non-guarantor subsidiaries include all of the Company's foreign subsidiaries and certain domestic subsidiaries. The Company conducts much of its business through and derives much of its income from its subsidiaries. Therefore, the Company's ability to make required payments with respect to its indebtedness and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries. There are no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to the Company, however, there may be such restrictions for certain foreign non-guarantor subsidiaries.

         The following condensed consolidating financial information for the Company presents the financial information of Hercules, the guarantor subsidiaries and the non-guarantor subsidiaries based on the Company's understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-10 under the Securities and Exchange Commission's Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiaries or non-guarantor subsidiaries operated as independent entities.

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

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2002

                                                                                      (Dollars in millions)
                                                          --------------------------------------------------------------------------
                                                                      Unconsolidated
                                                          -------------------------------------------
                                                                        Guarantor       Non-Guarantor  Eliminations &
                                                          Parent       Subsidiaries      Subsidiaries   Adjustments   Consolidated
                                                          --------------------------------------------------------------------------
Net sales                                                 $  536          $ 423             $ 890         $ (144)         $ 1,705
Cost of sales                                                334            294               557           (144)           1,041
Selling, general, and administrative expenses                 99             73               181              -              353
Research and development                                      19             17                 6              -               42
Goodwill and intangible asset amortization                     5              3                 1              -                9
Other operating (income) expense, net                        (11)            31                26              -               46
                                                          ------          -----             -----         ------          -------
Profit (loss) from operations                                 90              5               119              -              214

Interest and debt expense (income), net                      212            (75)              (41)             -               96
Preferred security distributions of subsidiary trusts          -              -                58              -               58
Other (expense) income, net                                 (120)             -                 4              1             (115)
                                                          ------          -----             -----         ------          -------

(Loss) income before income taxes and equity income
  (loss)                                                    (242)            80               106              1              (55)

(Benefit) provision for income taxes                         (60)            35                21              -               (4)
Equity income (loss) of affiliated companies                   -              2                 -              -                2
Equity income (loss) from consolidated subsidiaries          133           (115)                5            (23)               -
                                                          ------          -----             -----         ------          -------
Net (loss) income from continuing operations                 (49)           (68)               90            (22)             (49)

Net (loss) income on discontinued operations, net
  of tax                                                    (199)            18                12            (30)            (199)

Net (loss) income before cumulative effect of change
  in accounting principle                                   (248)           (50)              102            (52)            (248)

Cumulative effect of change in accounting principle,
  net of tax                                                (368)             -                 -              -             (368)
                                                          ------          -----             -----         ------          -------

Net (loss) income                                         $ (616)         $ (50)            $ 102         $  (52)         $  (616)
                                                          ======          =====             =====         ======          =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2001

                                                                                      (Dollars in millions)
                                                          --------------------------------------------------------------------------
                                                                      Unconsolidated
                                                          -------------------------------------------
                                                                        Guarantor       Non-Guarantor  Eliminations &
                                                          Parent       Subsidiaries      Subsidiaries   Adjustments    Consolidated
                                                          --------------------------------------------------------------------------
Net sales                                                 $  587          $ 565             $ 888         $ (264)         $ 1,776
Cost of sales                                                381            442               574           (264)           1,133
Selling, general, and administrative expenses                 80            118               203              -              401
Research and development                                      29             16                 8              -               53
Goodwill and intangible asset amortization                     3             11                10              -               24
Other operating (income) expense, net                        (60)            34                10              -              (16)
                                                          ------          -----             -----         ------          -------

Profit (loss) from operations                                154            (56)               83              -              181

Interest and debt expense (income), net                      334           (108)              (30)             -              196
Preferred security distributions of subsidiary trusts          -              -                58              -               58
Other (expense) income, net                                  (13)            11                (6)             -               (8)
                                                          ------          -----             -----         ------          -------

(Loss) income before income taxes and equity income
  (loss)                                                    (193)            63                49              -              (81)

(Benefit) provision for income taxes                         (26)            28                14              -               16

Equity income (loss) of affiliated companies                   -              1               (10)             -               (9)
Equity income (loss) from consolidated subsidiaries           61            (10)                1            (52)               -
                                                          ------          -----             -----         ------          -------
Net (loss) income before continuing operations              (106)            26                26            (52)            (106)

Net income (loss) from discontinued operations, net
  of tax                                                      48             16                32            (48)              48
Net (loss) income before cumulative effect of change
  in accounting principle                                    (58)            42                58           (100)             (58)
Cumulative effect of change in accounting principle,
  net of tax                                                   -              -                 -              -                -
                                                          ------          -----             -----         ------          -------
Net (loss) income                                         $  (58)         $  42             $  58         $ (100)         $   (58)
                                                          ======          =====             =====         ======          =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2000

                                                                                      (Dollars in millions)
                                                          --------------------------------------------------------------------------
                                                                      Unconsolidated
                                                          -------------------------------------------
                                                                        Guarantor       Non-Guarantor  Eliminations &
                                                           Parent      Subsidiaries      Subsidiaries   Adjustments    Consolidated
                                                          --------------------------------------------------------------------------
Net sales                                                 $  715          $ 915            $1,360         $ (687)         $ 2,303
Cost of sales                                                492            725               927           (693)           1,451
Selling, general, and administrative expenses                 88            144               212              -              444
Research and development                                      33             20                11              -               64
Goodwill and intangible asset amortization                     7              6                11              -               24
Other operating expenses (income), net                        38             92              (176)             -              (46)
                                                          ------          -----            ------         ------          -------

Profit (loss) from operations                                 57            (72)              375              6              366

Interest and debt expense (income), net                      283           (129)               10              -              164
Preferred security distributions of subsidiary trusts          -              -                96              -               96
Other (expense) income, net                                  (21)           (15)               18              -              (18)
                                                          ------          -----            ------         ------          -------
(Loss) income before income taxes and equity income
  (loss)                                                    (247)            42               287              6               88

(Benefit) provision for income taxes                         (90)            25                89              2               26
Equity loss of affiliated companies                            -              -                (2)             -               (2)
Equity income (loss) from consolidated subsidiaries          217             65                 3           (285)               -
                                                          ------          -----            ------         ------          -------
Net income (loss) from continuing operations                  60             82               199           (281)              60

Net income (loss) on discontinued operations, net of
  tax                                                         38             25                13            (38)              38

Net income (loss) before cumulative effect of change
  in accounting principle                                     98            107               212           (319)              98

Cumulative effect of change in accounting principle,
  net of tax                                                   -              -                 -              -                -
                                                          ------          -----            ------         ------          -------
Net income (loss)                                           $ 98          $ 107            $  212         $ (319)         $    98
                                                          ======          =====            ======         ======          =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
December 31, 2002

                                                                                      (Dollars in millions)
                                                          --------------------------------------------------------------------------
                                                                      Unconsolidated`
                                                          ------------------------------------------
                                                                        Guarantor       Non-Guarantor  Eliminations &
                                                          Parent       Subsidiaries     Subsidiaries     Adjustments   Consolidated
                                                          --------------------------------------------------------------------------
ASSETS
Current assets
 Cash and cash equivalents                                $  131          $    7           $    71        $     -         $   209
 Restricted cash                                             125               -                 -              -             125
 Accounts and notes receivable, net                           87              55               218              -             360
 Intercompany receivable                                      80              23                27           (130)              -
 Inventories                                                  46              53                79            (11)            167
 Deferred income taxes                                        28              22                (4)             -              46
                                                          ------          ------           -------        -------         -------
 Total current assets                                        497             160               391           (141)            907

Property, plant and equipment, net                           177             162               324              -             663

Investments in subsidiaries and advances, net              2,351              67                51         (2,469)              -
Goodwill and other intangible assets, net                    234              91               341              -             666
Long-term deferred income taxes                                -               -                15              -              15
Deferred charges and other assets                            373              13                56              -             442
                                                          ------          ------           -------        -------         -------
 Total assets                                             $3,632          $  493           $ 1,178        $(2,610)        $ 2,693
                                                          ======          ======           =======        =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                           $ 55          $   18           $   103        $     -         $   176
 Accrued expenses                                            113             113                69              -             295
 Intercompany payable                                         11              76                43           (130)              -
 Short-term debt                                             126               -                19              -             145
                                                          ------          ------           -------        -------         -------
 Total current liabilities                                   305             207               234           (130)            616

Long-term debt                                               701               -                37              -             738
Deferred income taxes                                       (105)            116                69              -              80
Other postretirement benefits and other liabilities          631              74                53              -             758
Company-obligated preferred securities of
 subsidiary trusts                                             -               -               624              -             624
Intercompany notes payable (receivable)                    2,223          (1,039)           (1,184)             -               -
Stockholders' equity                                        (123)          1,135             1,345         (2,480)           (123)
                                                          ------          ------           -------        -------         -------
 Total liabilities and stockholders' equity               $3,632          $  493           $ 1,178        $(2,610)        $ 2,693
                                                          ======          ======           =======        =======         =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
December 31, 2001

                                                                                      (Dollars in millions)
                                                          --------------------------------------------------------------------------
                                                                      Unconsolidated
                                                          ------------------------------------------
                                                                        Guarantor       Non-Guarantor  Eliminations &
                                                          Parent       Subsidiaries     Subsidiaries     Adjustments   Consolidated
                                                          --------------------------------------------------------------------------
ASSETS
Current assets
 Cash and cash equivalents                                $    8         $    12           $    56         $     -        $    76
 Accounts and notes receivable, net                          103             134               269               -            506
 Intercompany receivable                                      87              60                66            (213)             -
 Inventories                                                  45              89               109             (10)           233
 Deferred income taxes                                         7              16                 4               -             27
                                                          ------         -------           -------         -------        -------
 Total current assets                                        250             311               504            (223)           842
Property, plant and equipment, net                           186             327               390               -            903
Investments in subsidiaries and advances, net              4,546           1,485                51          (6,082)             -
Goodwill and other intangible assets, net                     69           1,631               812               -          2,512
Deferred charges and other assets                            608              36               102               -            746
                                                          ------         -------           -------         -------        -------
 Total assets                                             $5,659         $ 3,790           $ 1,859         $(6,305)       $ 5,003
                                                          ======         =======           =======         =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                         $   50         $    44           $   109         $     -        $   203
 Accrued expenses                                            154             207               102               -            463
 Intercompany payable                                        104              21                88            (213)             -
 Short-term debt                                             230               5                16               -            251
                                                          ------         -------           -------         -------        -------
 Total current liabilities                                   538             277               315            (213)           917
Long-term debt                                             1,832              79                48               -          1,959
Deferred income taxes                                        (37)            351                56               -            370
Other postretirement benefits and other liabilities          242             140                39               -            421
Company-obligated preferred securities of                                                                                       -
 subsidiary trusts                                             -               -               624               -            624
Intercompany notes payable (receivable)                    2,372          (1,209)           (1,154)             (9)             -
Stockholders' equity                                         712           4,152             1,931          (6,083)           712
                                                          ------         -------           -------         -------        -------
 Total liabilities and stockholders' equity               $5,659         $ 3,790           $ 1,859         $(6,305)       $ 5,003
                                                          ======         =======           =======         =======        =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2002

                                                                                      (Dollars in millions)
                                                          --------------------------------------------------------------------------
                                                                      Unconsolidated
                                                          ------------------------------------------
                                                                        Guarantor       Non-Guarantor  Eliminations &
                                                          Parent       Subsidiaries     Subsidiaries    Adjustments     Consolidated
                                                          --------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                 $  (342)       $  (142)          $   353         $   (86)       $  (217)

CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures                                         (17)            (8)              (18)              -            (43)
 Proceeds of investment and fixed asset disposals           1,813              2                 1               -          1,816
 Increase in restricted cash                                 (125)             -                 -               -           (125)
 Other, net                                                    11              -                 -               -             11
                                                          -------        -------           -------         -------        -------

 Net cash provided by (used in) investing activities        1,682             (6)              (17)              -          1,659
                                                          -------        -------           -------         -------        -------

CASH FLOW FROM FINANCING ACTIVITIES:
 Long-term debt proceeds                                      450              -                 -               -            450
 Long-term debt repayments                                 (1,680)           (83)              (13)              -         (1,776)
 Change in short-term debt                                     (4)             -                (4)              -             (8)
 Payment of debt issuance costs and underwriting fees          (5)             -                 -               -             (5)
 Change in intercompany, noncurrent                            15            221              (285)             49              -
 Common stock issued                                            7              -                 -               -              7
 Dividends paid                                                 -              -               (37)             37              -
                                                          -------        -------           -------         -------        -------

 Net cash (used in) provided by financing activities       (1,217)           138              (339)             86         (1,332)
                                                          -------        -------           -------         -------        -------

Net cash flow provided by discontinued operations               -              5                20               -             25

Effect of exchange rate changes on cash                         -              -                (2)              -             (2)

Net increase (decrease) in cash and cash equivalents          123             (5)               15               -            133
Cash and cash equivalents at beginning of period                8             12                56               -             76
                                                          -------        -------           -------         -------        -------
Cash and cash equivalents at end of period                $   131        $     7           $    71         $     -        $   209
                                                          =======        =======           =======         =======        =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2001

                                                                                      (Dollars in millions)
                                                          --------------------------------------------------------------------------
                                                                      Unconsolidated
                                                          ------------------------------------------
                                                                        Guarantor       Non-Guarantor  Eliminations &
                                                          Parent       Subsidiaries     Subsidiaries    Adjustments    Consolidated
                                                          --------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                 $  (444)       $   278           $    84         $   (18)       $  (100)

CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures                                         (11)           (15)              (26)              -            (52)
 Proceeds of investment and fixed asset disposals             229              5               122               -            356
 Other, net                                                     -              -                (9)              -             (9)
                                                          -------        -------           -------         -------        -------

 Net cash provided by (used in) investing activities          218            (10)               87               -            295
                                                          -------        -------           -------         -------        -------
CASH FLOW FROM FINANCING ACTIVITIES:
 Long-term debt proceeds                                      347              -                 2               -            349
 Long-term debt repayments                                   (585)           (16)              (25)              -           (626)
 Change in short-term debt                                      -              -              (107)              -           (107)
 Change in intercompany, noncurrent                           455           (379)              (76)              -              -
 Common stock issued                                           17              -                 -               -             17
 Common stock reacquired                                       (1)             -                 -               -             (1)
 Dividends paid                                                 -              -               (18)             18              -
                                                          -------        -------           -------         -------        -------

 Net cash provided by (used in) financing activities          233           (395)             (224)             18           (368)
                                                          -------        -------           -------         -------        -------

Net cash flow provided by discontinued operations               -            132                66               -            198

Effect of exchange rate changes on cash                         -              -                (3)              -             (3)

Net increase in cash and cash equivalents                       7              5                10               -             22
Cash and cash equivalents at beginning of period                1              7                46               -             54
                                                          -------        -------           -------         -------        -------
Cash and cash equivalents at end of period                $     8        $    12           $    56         $     -        $    76
                                                          =======        =======           =======         =======        =======

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2000

                                                                                      (Dollars in millions)
                                                          --------------------------------------------------------------------------
                                                                      Unconsolidated
                                                          ------------------------------------------
                                                                        Guarantor       Non-Guarantor  Eliminations &
                                                          Parent       Subsidiaries     Subsidiaries    Adjustments     Consolidated
                                                          --------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                 $   (87)       $  (127)          $   231         $   (49)       $   (32)

CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures                                         (37)           (31)             (103)              -           (171)
 Proceeds of investment and fixed asset disposals               -             14               404               -            418
 Acquisitions, net of cash acquired                            (6)             -                 -               -             (6)
 Other, net                                                   (19)            (1)                8               -            (12)
                                                          -------        -------           -------         -------        -------

 Net cash (used in) provided by investing activities          (62)           (18)              309               -            229
                                                          -------        -------           -------         -------        -------

CASH FLOW FROM FINANCING ACTIVITIES:
 Long-term debt proceeds                                    1,858             27                 4               -          1,889
 Long-term debt repayments                                 (1,756)           (27)               (7)              -         (1,790)
 Change in short-term debt                                      -              -                92               -             92
 Payment of debt issuance costs and underwriting fees         (28)             -                 -               -            (28)
 Repayment of subsidiary trust preferred securities             -              -              (370)              -           (370)
 Change in intercompany, noncurrent                           157             29              (186)              -              -
 Common stock issued                                           13              -                 -               -             13
 Common stock reacquired                                       (2)             -                 -               -             (2)
 Dividends paid                                               (94)             -               (49)             49            (94)
                                                          -------        -------           -------         -------        -------

 Net cash provided by (used in) financing activities          148             29              (516)             49           (290)
                                                          -------        -------           -------         -------        -------

Net cash flow provided by (used in) discontinued
  operations                                                    -            100               (14)              -             86

Effect of exchange rate changes on cash                         -              -                (2)              -             (2)
                                                          -------        -------           -------         -------        -------

Net (decrease) increase in cash and cash equivalents           (1)           (16)                8               -             (9)

Cash and cash equivalents at beginning of period                2             23                38               -             63
                                                          -------        -------           -------         -------        -------

Cash and cash equivalents at end of period                $     1        $     7           $    46         $     -        $    54
                                                          =======        =======           =======         =======        =======

HERCULES INCORPORATED
SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                                             (Dollars in millions, except per share)
                                                                   1st Quarter            2nd Quarter           3rd Quarter
                                                               2002        2001        2002        2001         2002        2001
                                                               ----        ----        ----        ----         ----        ----
Net sales                                                    $   402     $   498     $   437      $  459       $   443     $   422
Cost of sales                                                    243         326         267         294           273         264
Selling, general and administrative expenses                      88         101          84         107            86          94
Research and development                                          10          15          11          14            11          12
Goodwill and intangible asset amortization                         2           7           3           6             2           6
Other operating expense (income), net                              5           3          19         (65)           11          43
                                                             ---------------------------------------------------------------------

Profit from operations                                            54          46          53         103            60           3

Interest and debt expense                                         36          55          25          53            17          46
Preferred security distributions of subsidiary trusts             15          15          14          14            15          15
Other expense (income), net                                        4           2          45          (4)           67           6
                                                             ---------------------------------------------------------------------

(Loss) income before income taxes and equity (loss) income        (1)        (26)        (31)         40           (39)        (64)
Provision (benefit) for income taxes                               2         (10)         (9)         25            (4)         12
                                                             ---------------------------------------------------------------------

Loss before equity (loss) income                                  (3)        (16)        (22)         15           (35)        (76)
Equity (loss) income of affiliated companies, net of tax           -          (3)          1          (1)            -          (6)
                                                             ---------------------------------------------------------------------
Net (loss) income from continuing operations before
  discontinued operations and cumulative effect of change
   in accounting principle                                        (3)        (19)        (21)         14           (35)        (82)

Net (loss) income on discontinued operations, net of tax        (209)          9          10           9             -          11
                                                             ---------------------------------------------------------------------

Net (loss) income before cumulative effect of change
          in accounting principle                               (212)        (10)        (11)         23           (35)        (71)

Cumulative effect of change in accounting principle, net
  of tax                                                        (368)          -           -           -             -           -
                                                             ---------------------------------------------------------------------
Net (loss) income                                            $  (580)    $   (10)    $   (11)     $   23       $   (35)    $   (71)
                                                             =====================================================================

(Loss) earnings per share

Basic (loss) earnings per share
     Continuing operations                                   $ (0.03)    $ (0.17)    $ (0.19)     $ 0.13       $ (0.32)    $ (0.76)
     Discontinued operations                                 $ (1.92)    $  0.08     $  0.09      $ 0.08       $     -     $  0.10
     Cumulative effect of change in accounting principle     $ (3.37)    $     -     $     -      $    -       $     -     $     -
     Net (loss) income                                       $ (5.32)    $ (0.09)    $ (0.10)     $ 0.21       $ (0.32)    $ (0.66)

Diluted (loss) earnings per share
     Continuing operations                                   $ (0.03)    $ (0.17)    $ (0.19)     $ 0.13       $ (0.32)    $ (0.76)
     Discontinued operations                                 $ (1.92)    $  0.08     $  0.09      $ 0.08       $     -     $  0.10
     Cumulative effect of change in accounting principle     $ (3.37)    $     -     $     -      $    -       $     -     $     -
     Net (loss) income                                       $ (5.32)    $ (0.09)    $ (0.10)     $ 0.21       $ (0.32)    $ (0.66)

                                                                 4th Quarter                 Year
                                                               2002        2001        2002         2001
                                                               ----        ----        ----         ----
Net sales                                                    $   423     $   397     $ 1,705      $ 1,776
Cost of sales                                                    258         249       1,041        1,133
Selling, general and administrative expenses                      95          99         353          401
Research and development                                          10          12          42           53
Goodwill and intangible asset amortization                         2           5           9           24
Other operating expense (income), net                             11           3          46          (16)
                                                             --------------------------------------------

Profit from operations                                            47          29         214          181

Interest and debt expense                                         18          42          96          196
Preferred security distributions of subsidiary trusts             14          14          58           58
Other expense (income), net                                       (1)          4         115            8
                                                             --------------------------------------------

(Loss) income before income taxes and equity (loss) income        16         (31)        (55)         (81)
Provision (benefit) for income taxes                               7         (11)         (4)          16
                                                             --------------------------------------------

Loss before equity (loss) income                                   9         (20)        (51)         (97)
Equity (loss) income of affiliated companies, net of tax           1           1           2           (9)
                                                             --------------------------------------------
Net (loss) income from continuing operations before
  discontinued operations and cumulative effect of change
   in accounting principle                                        10         (19)        (49)        (106)

Net (loss) income on discontinued operations, net of tax           -          19        (199)          48
                                                             --------------------------------------------

Net (loss) income before cumulative effect of change
          in accounting principle                                 10           -        (248)         (58)

Cumulative effect of change in accounting principle, net
  of tax                                                           -           -        (368)           -
                                                             --------------------------------------------
Net (loss) income                                            $    10     $     -     $  (616)     $   (58)
                                                             ============================================

(Loss) earnings per share

Basic (loss) earnings per share
     Continuing operations                                   $  0.09     $ (0.18)    $ (0.45)     $ (0.98)
     Discontinued operations                                 $     -     $  0.18     $ (1.83)     $  0.44
     Cumulative effect of change in accounting principle     $     -     $     -     $ (3.37)     $     -
     Net (loss) income                                       $  0.09     $     -     $ (5.65)     $ (0.54)

Diluted (loss) earnings per share
     Continuing operations                                   $  0.09     $ (0.18)    $ (0.45)     $ (0.98)
     Discontinued operations                                 $     -     $  0.18     $ (1.83)     $  0.44
     Cumulative effect of change in accounting principle     $     -     $     -     $ (3.37)     $     -
     Net (loss) income                                       $  0.09     $     -     $ (5.65)     $ (0.54)

HERCULES INCORPORATED

PRINCIPAL CONSOLIDATED SUBSIDIARIES AS OF DECEMBER 31, 2002

      Argentina
      ---------
   Hercules Argentina S.A.

      Australia
      ---------
   Little H Pty Ltd.

      Austria
      -------
   Hercules Austria GmbH

      Bahamas
      ------
   Hercules International Trade Corporation Limited

      Belgium
      -------
   Hercules Beringen B.V.B.A.
   Hercules Doel B.V.B.A.
   Hercules Europe B.V.B.A.
   Hercules Holding B.V./B.V.B.A.

     Bermuda
     -------
   Curtis Bay Insurance Co. Ltd.

     Brazil
     ------
   Hercules do Brasil Produtos Quimicos Ltda.

     Canada
     ------
   Hercules Canada (2002) Inc.

     Chile
     -----
   Hercules Chile Limitada

     China
     -----
   FiberVisions (China) Textile Products Ltd.
   Hercules Trading (Shanghai) Company Ltd.
   Shanghai Hercules Chemicals Co., Ltd.*

     Colombia
     --------
   Hercules Americas (Colombia) Ltda.
   Hercules de Colombia S.A.

     Czech (Republic)
     ----------------
   Hercules CZ s.r.o.

     Denmark
     -------
   FiberVisions, A/S
   Hercules Investments ApS

     Finland
     -------
   Hercules Finland OY

     France
     ------
   Aqualon France B.V.
   Hercules Chemicals SA
   Hercules SA

     Germany
     -------
   Abieta Chemie GmbH*
   Hercules Deutschland GmbH
   Hercules GmbH

     Hong Kong
     ---------
   Hercules China Limited

     India
     -----
   Hercules Industrial Chemicals Private Limited

     Indonesia
     ---------
   P.T. Hercules Chemicals Indonesia

     Italy
     -----
   Hercules Holdings Srl
   Hercules Italia SpA

     Japan
     -----
   Hercules Japan Ltd.

     Korea
     -----
   Hercules Korea Chemical Co. Ltd.

     Liechtenstein
     -------------
   Organa Trust, Registered

     Luxembourg
     ----------
   Hercules Investments S.a.r.l.

     Mexico
     ------
   Hercules Inc. Mexico, S.A. de C.V.
   Hercules Mexico, S.A. de C.V.

     Netherlands
     -----------
   Aqualon France B.V.
   Hercules B.V.
   Hercules Chemicals B.V.
   Hercules Holding Specialty Materials B.V.

     Norway
     ------
   Hercules Norway AS

     Peru
     ----
   Hercules Peru S.R.L.

     Poland
     ------
   Hercules Polska Sp. z.o.o.

     Portugal
     --------
   Misan Portuguesa Lda.

     Russia
     ------
   Hercules Russia L.L.C.

     Singapore
     ---------
   Hercules Chemicals Solutions Pte Ltd.

     Spain
     -----
   Hercules Quimica S.A.

     Sweden
     ------
   Hercules Chemicals AB
   Hercules Holdings AB
   Hercules AB

     Switzerland
     -----------
   FiberVisions A.G./FiberVisions Ltd.

     Taiwan
     ------
   Hercules Chemicals (Taiwan) Co., Ltd.

     Thailand
     --------
   Hercules Chemical Solutions (Thailand) Ltd.

     United Kingdom
     --------------
   Hercules Holding II Limited
   Hercules Limited

*This entity is owned in part by Hercules with the remaining interest held by a third party.

HERCULES INCORPORATED

      United States
      -------------
   Aqualon Company, Delaware
   Athens Holding Inc., Delaware
   Covington Holdings Inc., Delaware
   East Bay Realty Services, Inc., Delaware
   FiberVisions Incorporated, Delaware
   FiberVisions, L.L.C., Delaware
   FiberVisions L.P., Delaware
   FiberVisions Products, Inc., Georgia
   Hercules Credit Inc., Delaware
   Hercules Euro Holdings, L.L.C., Delaware
   Hercules Finance Company, Delaware
   Hercules Flavor, Inc., Delaware
   Hercules Hydrocarbon Holdings, Inc.
   Hercules International Limited, L.L.C., Delaware
   Hercules Paper Holdings, Inc.
   Hercules Trust I
   Hercules Trust II
   Hercules Shared Services Corporation, Delaware
   WSP, Inc., Delaware

      Virgin Islands
      --------------
   Hercules Islands Corporation*

*This entity is owned in part by Hercules with the remaining interest held by a third party.

HERCULES INCORPORATED

ITEM9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

William H. Joyce - Director since 2001

         Dr. Joyce, age 67, joined Hercules as Chief Executive Officer in May 2001 and became Chairman in June 2001. Dr. Joyce had been Chairman, President and Chief Executive Officer of Union Carbide Corporation since 1996, where he had been employed since 1957. From 1995 to 1996, Dr. Joyce was President and Chief Executive Officer and from 1993 to 1995, he was President and Chief Operating Officer. Prior to that, Dr. Joyce had been Executive Vice President in charge of operations since 1992. Dr. Joyce holds a B.S. degree in Chemical Engineering from Pennsylvania State University and a M.B.A. and a Ph.D. from New York University. Dr. Joyce received the National Medal of Technology Award in 1993, the Plastics Academy's Industry Achievement Award in 1994 and Lifetime Achievement Award in 1997 and the 2003 Perkin Medal from the Society of Chemical Industry (American Section). In 1997, he was inducted into the National Academy of Engineering. Dr. Joyce is a director of CVS Corporation. Dr. Joyce is also a trustee of the Universities Research Association, Inc. and Co-Chairman of the Council of Government-University-Industry Research of the National Academies. Dr. Joyce was Chairman of the Board of Society of Plastics Industry and on the Executive Committee of the American Chemical Council.

Richard Fairbanks - Director since 1993

         Mr. Fairbanks, age 62, has been a Counselor at the Center for Strategic & International Studies since April 2000. He was named Senior Counsel at the Center for Strategic & International Studies in February 1992, became Managing Director of Domestic and International Issues in March 1994, and was President and Chief Executive Officer from May 1999 until April 2000. He was Ambassador-at-Large under President Reagan. He is a member of the Boards of Directors of SEACOR Smit, Inc., GATX Corporation, and SPACEHAB, Inc.; member, Council on Foreign Relations, Council of American Ambassadors; and founder, The American Refugee Committee of Washington.

Samuel J. Heyman - Director since 2001

         Mr. Heyman, age 64, has been a director and Chairman of International Specialty Products Inc. since its formation and served as its Chief Executive Officer from its formation until June 1999. He also has been a director of G-I Holdings Inc., or its predecessor, GAF Corporation (collectively with G-I Holdings Inc. ("G-I Holdings")), for more than five years and was Chairman, President and Chief Executive Officer of G-I Holdings and some of its subsidiaries for more than five years until September 2000. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code due to its asbestos-related claims. Mr. Heyman was a director and Chairman of Building Materials Corporation of America ("BMCA"), an indirect wholly-owned subsidiary of G-I Holdings, which is primarily engaged in the commercial and residential roofing business, from its formation until September 2000, and served as Chief Executive Officer of BMCA from June 1996 to January 1999 and from June 1999 to September 2000. He is also the Chief Executive Officer, Manager and General Partner of a number of closely held real estate development companies and partnerships whose investments include commercial real estate and a portfolio of publicly traded securities.

Alan R. Hirsig - Director since 1998

         Mr. Hirsig, age 63, was President and Chief Executive Officer of ARCO Chemical Company, which was bought by Lyondell Chemical Company, from 1991 until he retired in 1998. He is a director of Philadelphia Suburban Corporation, Celanese A.G., and Checkpoint Systems Corporation. Additionally, he is a director or trustee of Bryn Mawr College, Curtis Institute of Music, Rosenbach Museum and Library and the YMCA of Philadelphia. Mr. Hirsig served as past chairman of the Chemical Manufacturers Association.

Edith E. Holiday - Director since 1993

         Ms. Holiday, age 51, is an attorney. She was Assistant to the President of the United States and Secretary of the Cabinet from 1990 until early 1993 and served as General Counsel of the U.S. Treasury Department from 1989 through 1990. She served as counselor to the Secretary of the Treasury and Assistant Secretary for Public Affairs and Public Liaison, U.S. Treasury Department from 1988 to 1989. Ms. Holiday is a director of Amerada Hess Corporation, Canadian National Railway,

HERCULES INCORPORATED

Digex Incorporated, H.J. Heinz Company, Beverly Enterprises, Inc., RTI International Metals, Inc., and director or trustee of various investment companies in the Franklin Templeton Group of Funds.

John C. Hunter, III - Director since 2003

         Mr. Hunter, age 56, is Chairman, President and Chief Executive Officer of Solutia, a specialty chemicals company created in 1997 as a spin-off from Monsanto Company. Mr. Hunter joined Monsanto in 1969 and has held a number of executive and senior management positions during his career. He is a member of the Board of Directors of Solutia, Inc., Missouri Baptist Medical Center and the Penford Corporation.

Robert D. Kennedy - Director since 2001

         Mr. Kennedy, age 70, held a number of executive and senior management positions with Union Carbide Corporation, including Chairman, Chief Executive Officer and President. He retired as Chairman from Union Carbide in 1995 after a career that spanned 40 years. He is a member of the Boards of Directors of Sunoco Inc. and International Paper Company.

Sunil Kumar - Director since 2001

         Mr. Kumar, age 53, has been director, President and Chief Executive Officer of International Specialty Products Inc. ("ISP") since June 1999. Mr. Kumar has also been President and Chief Executive Officer of certain subsidiaries of ISP, including ISP Investments Inc., since June 1999. Mr. Kumar was a director, President and Chief Executive Officer of Building Materials Corporation of America ("BMCA") from May 1995, July 1996 and January 1999, respectively, until June 1999. He was Chief Operating Officer of BMCA from March 1996 to January 1999. He was also a director and Vice-Chairman of the Board of G-I Holdings from January 1999 to June 1999. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code due to its asbestos-related claims.

Jeffrey M. Lipton - Director since 2001

         Mr. Lipton, age 60, is President and Chief Executive Officer and a Director of NOVA Chemicals Corporation. He joined NOVA in 1993 after retiring from a 28-year career with the DuPont Company, where he held a number of management and executive positions. He is Chairman and a Director of Methanex Corporation and Trimeris, Inc., a member of the Board of Directors and Executive Committee of the American Chemistry Counsel, and a member of the Board of Directors of the Canadian Council of Chief Executives - Canada.

Peter McCausland - Director since 1997

         Mr. McCausland, age 53, has been the Chairman and Chief Executive Officer of Airgas, Inc. (a distributor of industrial, medical, and specialty gases and related equipment), a company he founded in 1982, since 1987. He served as general counsel for MG Industries, Inc., an industrial gas producer. He was a partner in the firm of McCausland, Keen & Buckman that specialized in mergers, acquisitions, and financings. He is a director of the Independence Seaport Museum and The Eisenhower Exchange Fellowships.

Gloria Schaffer - Director since 2001

         Ms. Schaffer, age 72, served as a Commissioner of the Department of Consumer Protection of the State of Connecticut from 1991 to 1995, as a member of the Civil Aeronautics Board from 1978 to 1985 and as the Secretary of State of the State of Connecticut from 1970 to 1978. Ms. Schaffer also previously served on the Board of Directors of Amity Bank and Amity Bankcorp, Mott's Inc. and Emery Air Worldwide and, since 1996, has served as a partner at C.A. White, Inc., a real estate development firm. Ms. Schaffer is a director of MP 63 Fund.

Raymond S. Troubh - Director since 2001

         Mr. Troubh, age 76, has been a financial consultant for more than five years. Prior to that he was a general partner of Lazard Freres & Co., an investment banking firm, and a governor of the American Stock Exchange. Mr. Troubh is a director of ARIAD Pharmaceuticals, Inc., a biopharmaceutical company, Diamond Offshore Drilling, Inc., a contract drilling company, General American Investors Company, an investment trust company, Gentiva Health Services, Inc., a healthcare provider, Triarc Companies, Inc., a holding company, and WHX Corporation, a steel products company. He is also a trustee of Petrie Stores Liquidating Trust and is the non-executive Chairman of the Board of Directors of Enron Corp.

Joe B. Wyatt - Director since 2001

         Mr. Wyatt, age 67, is Chancellor Emeritus of Vanderbilt University in Nashville, Tennessee. He served as Vanderbilt's sixth Chancellor and Chief Executive Officer for 18 years, beginning in 1982. From 1972 to 1982, he was a member of the faculty and administration at Harvard University. He is Chairman of the Board of Directors of the Universities Research Association Inc. of Washington, D.C., Chairman of a panel on Strategic Education Research for the National Research Council of the National Academies, a director of New American Schools, Inc., Advanced Network and Services, Inc., the EAA Aviation Foundation, Ingram Micro, Inc., where he is Chairman of the Audit Committee, El Paso Corporation, the Aerostructures Company and ASD.com. He is a Principal of the Washington Advisory Group, LLC in Washington, D.C.

EXECUTIVE OFFICERS OF THE REGISTRANT

HERCULES INCORPORATED

         The name, age and current position of each executive officer of Hercules is included in Part I, Executive Officers of the Registrant of this Form 10-K and is incorporated herein by reference.

SECTION 16(A) BENEFICIAL REPORTING COMPANY COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the SEC and the New York Stock Exchange reports of beneficial ownership and changes in beneficial ownership of the common stock and other equity securities of the Company. These persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Mr. Heyman's Form 4 filings that were due in February and March 2002 were filed in April 2002.

ITEM 11.          EXECUTIVE COMPENSATION

         Information regarding compensation of Hercules' directors and executive officers will be in the Proxy Statement and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding beneficial ownership of Hercules common stock by certain beneficial owners and by directors and executive officers of Hercules will be included in the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

         The following table provides information as of December 31, 2002 concerning the number of shares of common stock to be issued upon the exercise of outstanding options, warrants and rights issued under all of the Company's existing equity compensation plans, including the Hercules Incorporated Long-Term Incentive Compensation Plan and the Hercules Incorporated Non-Employee Director Stock Accumulation Plan; and the weighted average exercise price of such options, warrants and rights and the number of securities remaining available for future issuance under such plans. All of the Company's equity compensation plans have been approved by the Company's shareholders.

                                                                                                         Number of securities
                                                                                                        remaining available for
                                                  Number of securities                                  for future issuance under
                                                   to be issued upon       Weighted-average               equity compensation
                                                exercise of outstanding    exercise price of                plans (excluding
                                                 options, warrants and    outstanding options,          securities reflected in
         Plan category                                   rights            warrants and rights                  column (a))
                                                       (a)                       (b)                               (c)
Equity compensation plans approved by
security holders(1)                                  18,396,559 (2)              $  30.49                           2,203,206

Equity compensation plans not approved
by security holders(3)                                        -                         -                                   -
                                                     ----------                  --------                           ---------
Total                                                18,396,559                  $  30.49                           2,203,206
                                                     ==========                  ========                           =========

(1) Includes 9,741,685 options with exercise prices in excess of the weighted average price of $30.49.

(2) Includes options to purchase 9,246,425 shares that were not vested at December 31, 2002.

(3) There are no equity compensation plans that have not been approved by the Company's shareholders.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 2002, no director or officer had any relationships or involvement in any transactions of a nature or magnitude to require disclosure under the applicable SEC rules.

ITEM 14.          CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2002. Based upon that evaluation, the Company's Chief Executive Officer and Vice President and Controller concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and

HERCULES INCORPORATED

procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. A control system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

HERCULES INCORPORATED

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                   8-K

         (a)      Documents filed as part of this Report:

                  1.       Financial Statements

                           See Item 8 for an Index to the Consolidated Financial Statements of Hercules Incorporated.

                  2.       Financial Statement Schedules:

HERCULES INCORPORATED
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                               (Dollars in millions)
----------------------------------------------------------------------------------------------------------------------
            Col. A.                     Col. B                Col. C                Col. D                   Col. E
----------------------------------------------------------------------------------------------------------------------
                                                             Additions
----------------------------------------------------------------------------------------------------------------------
                                      Balance at    Charged to                                              Balance at
                                      beginning     costs and       Charged to                                end of
         Description                  of period      expenses     other accounts   Deductions                 period
----------------------------------------------------------------------------------------------------------------------
YEAR 2002

Allowance for doubtful accounts          $ 24            4              -             (16)                     $ 12
Tax valuation allowance                    75          233              -               -                       308

YEAR 2001

Allowance for doubtful accounts          $ 27           11              -             (14)                     $ 24
Tax valuation allowance                    28           47              -               -                        75

YEAR 2000

Allowance for doubtful accounts          $ 16           21              -             (10)                     $ 27
Tax valuation allowance                    16           12              -               -                        28
-------------------------------------------------------------------------------------------------------------------

         All other schedules are omitted because they are not applicable, not required or the information required is either presented in the Notes to Financial Statements or has not changed materially from that previously reported.

                  3.       Exhibits:

                           A complete listing of exhibits is included in the
                           Exhibit Index that precedes the exhibits filed with this Report.

         (b)      Reports on Form 8-K

                  None.

HERCULES INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

                                            HERCULES INCORPORATED

                                By:         /s/ William H. Joyce
                                            ------------------------------------
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2003.

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
         Chairman and Chief Executive Officer  /s/ William H. Joyce
                                               ---------------------------------
                                               William H. Joyce

PRINCIPAL FINANCIAL OFFICER:
         Vice President and Treasurer          /s/ Stuart C. Shears
                                               ---------------------------------
                                               Stuart C. Shears

PRINCIPAL ACCOUNTING OFFICER:
         Vice President and Controller         /s/ Fred G. Aanonsen
                                               ---------------------------------
                                               Fred G. Aanonsen

DIRECTORS:

/s/ William H. Joyce                        /s/ Sunil Kumar
----------------------------------          ------------------------------------
William H. Joyce                            Sunil Kumar

/s/ Richard M. Fairbanks, III               /s/ Jeffrey M. Lipton
----------------------------------          ------------------------------------
Richard M. Fairbanks, III                   Jeffrey M. Lipton

/s/ Samuel J. Heyman                        /s/ Peter McCausland
----------------------------------          ------------------------------------
Samuel J. Heyman                            Peter McCausland

/s/ Alan R. Hirsig                          /s/ Gloria Schaffer
----------------------------------          ------------------------------------
Alan R. Hirsig                              Gloria Schaffer

/s/ Edith E. Holiday                        /s/ Raymond S. Troubh
----------------------------------          ------------------------------------
Edith E. Holiday                            Raymond S. Troubh

/s/ John C. Hunter, III                     /s/ Joe B. Wyatt
----------------------------------          ------------------------------------
John C. Hunter, III                         Joe B. Wyatt

/s/ Robert D. Kennedy
----------------------------------
Robert D. Kennedy

HERCULES INCORPORATED

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William H. Joyce, Chairman and Chief Executive Officer, certify that:

1.       I have reviewed this annual report on Form 10-K of Hercules
         Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ William H. Joyce
------------------------------------
William H. Joyce
Chairman and Chief Executive Officer

HERCULES INCORPORATED

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Fred G. Aanonsen, Vice President and Controller, certify that:

1.       I have reviewed this annual report on Form 10-K of Hercules
         Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ Fred G. Aanonsen
------------------------------------
Fred G. Aanonsen
Vice President and Controller

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

4-D             Form of 9.42% Trust Originated Preferred Securities of          Exhibit 4.2, Current Report on Form 8-K, dated
                Hercules Trust I                                                March 17, 1999

4-E             Form of 9.42% Junior Subordinated Deferrable Interest           Exhibit 4.3, Current Report on Form 8-K, dated
                Debentures due 2029                                             March 17, 1999

4-F             Officers' Certificate, dated as of July 27, 1999,               Exhibit 4.1, Current Report on Form 8-K, dated
                pursuant to the Junior Subordinated Debentures                  July 27, 1999
                Indenture between Hercules and Chase, dated as of
                November 12, 1998

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

4-I             Warrant Agreement, dated July 27, 1999, between                 Exhibit 4.4, Current Report on Form 8-K, dated
                Hercules and The Chase Manhattan Bank, as warrant agent         July 27, 1999

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

HERCULES INCORPORATED

NUMBER                              DESCRIPTION                                         INCORPORATED BY REFERENCE TO
4-O             Indenture, dated as of November 14, 2000, between               Exhibit 4-A, Quarterly Report on Form 10-Q,
                Hercules Incorporated, as issuer and Wells Fargo Bank           filed November 14, 2000
                Minnesota, N.A., as trustee (including the form of 11
                1/8% senior notes due 2007 included as Exhibit A
                thereto).

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

10-B            Hercules Phantom Stock Plan                                     Exhibit E, Notice Annual Meeting and Proxy
                                                                                Statement, dated February 14, 1986

10-C            Hercules Deferred Compensation Plan                             Exhibit 10-I, Annual Report on Form 10-K,
                                                                                filed March 29, 1988

10-D            Hercules Annual Management Incentive Compensation Plan          Exhibit 10-H, Annual Report on Form 10-K,
                                                                                filed March 26, 1993

10-E            Hercules 1993 Nonemployee Director Stock Accumulation           Exhibit 4.1, Registration Statement on Form
                Plan                                                            S-8, filed July 16, 1993

10-F            Hercules Deferred Compensation Plan for Nonemployee             Exhibit 10-J, Annual Report on Form 10-K,
                Directors                                                       filed March 26, 1993

10-G            Hercules Employee Pension Restoration Plan                      Exhibit 10-L, Annual Report on Form 10-K,
                                                                                filed March 26, 1993

10-H            Form of Employment Contract between Hercules and                Exhibit 10-J, Annual Report on Form 10-K,
                certain of its officers                                         filed March 29, 1988

10-I            Form of Indemnification Agreement between Hercules and          Annex II, Notice of Annual Meeting and Proxy
                certain officers and directors of Hercules                      Statement, dated February 19, 1987

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

10-K            Hercules Amended and Restated Long Term Incentive               Exhibit 10-K, Annual Report on Form 10-K,
                Compensation Plan                                               filed March 29, 2000

10-L            BetzDearborn Inc. Employee Stock Ownership and 401(k)           Exhibit 10-L, Annual Report on Form 10-K,
                Plan                                                            filed March 29, 2000

10-M            Underwriting Agreement, dated March 12, 1999, among             Exhibit 1.1, Current Report on Form 8-K, dated
                Hercules, Hercules Trust I and the Underwriters named           March 17, 1999
                therein

10-N            CRESTS Units Underwriting Agreement, dated July 21,             Exhibit 1.1, Current Report on Form 8-K, dated
                1999, among Hercules, Hercules Trust II and the                 July 27, 1999
                Underwriters named therein

10-O            Common Stock Underwriting Agreement, dated July 21,             Exhibit 1.2, Current Report on Form 8-K, dated
                1999, among Hercules and the Underwriters named therein         July 27, 1999

HERCULES INCORPORATED

NUMBER                              DESCRIPTION                                         INCORPORATED BY REFERENCE TO
10-P            Share Purchase Agreement, dated as of August 10, 2000,          Exhibit 2-1, Current Report on Form 8-K, dated
                among CP Kelco ApS (formerly known as Hercules                  September 28, 2000
                Copenhagen ApS), Hercules Investment ApS, Hercules
                Incorporated, Lehman FG Newco, Inc., WSP, Inc. and
                Hercules Holding BV/BVBA

10-Q            Form of Change-of-Control Employment Agreements between         Exhibit 10-19, Registration Statement on Form
                Hercules Incorporated each of Dominick W. DiDonna and           S-4, filed August 9, 2001
                Israel J. Floyd

10-R            Resignation Agreement, dated as of October 17, 2000,            Exhibit 10-20, Registration Statement on Form
                between Hercules Incorporated and Vincent J. Corbo              S-4, filed August 9, 2001

10-S            Letter Agreement, dated November 1, 2000, between               Exhibit 10-21, Registration Statement on Form
                Hercules Incorporated and Harry J. Tucci                        S-4, filed August 9, 2001

10-T            Letter Agreement, dated November 1, 2000, between               Exhibit 10-B, Quarterly Report on Form 10-Q,
                Hercules Incorporated and Thomas L. Gossage                     filed May 16, 2001

10-U            Employment Agreement, effective as of May 8, 2001,              Exhibit 10-A, Quarterly Report on Form 10-Q,
                between Hercules Incorporated and William H. Joyce              filed May 16, 2001

10-V            Change-of-Control Employment Agreement, dated as of May         Exhibit 10-24, Registration Statement on Form
                8, 2001, by and between Hercules Incorporated and               S-4, filed August 9, 2001
                William H. Joyce

10-W            Form of Change-of-Control Employment Agreements, dated          Exhibit 10-25, Registration Statement on Form
                as of June 15, 2001, by and between Hercules                    S-4, filed August 9, 2001
                Incorporated and each of Edward V. Carrington and
                Richard G. Dahlen

10-X            Separation Agreement and General Release of Claims,             Exhibit 10-26, Registration Statement on Form
                dated June 22, 2001, between Hercules Incorporated and          S-4, filed August 9, 2001
                June B. Barry

10-Y            Separation Agreement and General Release of Claims,             Exhibit 10-27, Registration Statement on Form
                dated June 21, 2001, between Hercules Incorporated and          S-4, filed August 9, 2001
                George MacKenzie

10-Z            Change-of-Control Employment Agreement, dated as of             Exhibit 10-28, Registration Statement on Form
                July 2, 2001, by and between Hercules Incorporated and          S-4, filed August 9, 2001
                Fred G. Aanonsen

10-Aa           Stock and Asset Purchase Agreement, dated as of                 Exhibit 10.1, Current Report on Form 8-K,
                February 12, 2002, by and among Hercules Incorporated,          dated February 12, 2002
                General Electric Company and Falcon Acquisition Corp.

10-Bb           Amendment 2002-1 to Amended and Restated Long Term              Exhibit I, Notice of Annual Meeting and Proxy
                Incentive Compensation Plan                                     Statement, dated May 15, 2002

10-Cc           Amendment 2002-1 to Non-Employee Director Stock                 Exhibit II, Notice of Annual Meeting and Proxy
                Accumulation Plan                                               Statement, dated May 15, 2002

10-Dd*          Credit Agreement, dated December 20, 2002, among Hercules
                Incorporated, certain subsidiaries of Hercules, several banks and other financial institutions identified in the agreement and Credit Suisse First Boston, as administrative agent

HERCULES INCORPORATED

NUMBER                              DESCRIPTION                                         INCORPORATED BY REFERENCE TO
21.1            Subsidiaries of Registrant                                      See Part II, Item 8 on page 78 of this 2002
                                                                                Form 10-K

23.1*           Consent of Independent Accountants

99.1*           Certification of Chairman and Chief Executive Officer
                Pursuant to 18. U.S.C. Section 1350, as adopted
                pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002

99.2* Certification of Vice President and Controller Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith