Form 10-K/A
period 2002-12-31
HERCULES INC
filed 2003-04-30
CIK 46989

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements in
Part III of this Form 10-K/A or any amendment to this Form 10-K/A. | |

      Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes |X| No | |

      The aggregate market value of registrant's common stock, $25/48 stated value ("Common Stock") held by non-affiliates based on the closing price on the last day of the Company's most recently completed second fiscal quarter, or June 28, 2002, was approximately $1.2 billion.

      As of March 31, 2003, registrant had 109,922,726 shares of Common Stock outstanding, which is registrant's only class of common stock.

      On the corporate website, www.herc.com, Hercules Incorporated provides access to the Company's filings with the Securities and Exchange Commission via a hyperlink to the Commission's website.

HERCULES INCORPORATED

                                    PART III

EXPLANATORY NOTE

      In Part III of the Form 10-K filed on March 31, 2003, certain disclosures were incorporated by reference to the Company's Proxy Statement. Due to the fact that the Company's Proxy Statement will be filed after April 30, 2003, the information reported in this Form 10-K/A furnishes the disclosures required in
Part III of the Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

      Employee directors receive no compensation for serving on the Board of Directors or its committees.

      Non-employee directors receive a $30,000 annual fee ($16,000 payable quarterly in cash installments and $14,000 payable quarterly in Restricted Stock Units (RSUs)), $1,000 for each meeting attended in person or by telephone, $3,000 for chairing a committee, $1,000 per day for special assignments and reimbursement for out-of-pocket expenses. The annual fee was increased from $16,000 to $30,000 by the Board of Directors in October 2002, effective immediately. The annual fee for 2002 was prorated based upon the date the fees were changed.

      Additionally, at the October meeting, the Board of Directors approved making annual grants of RSUs, the number of which are equal to the value difference between $45,000 and the value of 3,000 stock options granted under the Non-Employee Director Stock Accumulation Plan as discussed below and valued using the Black-Scholes option-pricing model.

      NON-EMPLOYEE DIRECTOR STOCK ACCUMULATION PLAN. In 2002, as in past years, non-employee directors had the right to elect to receive restricted stock or equivalent options in lieu of part or all of their fees under Hercules' Non-Employee Director Stock Accumulation Plan (the "NEDSAP"). Restricted stock issued pursuant to the NEDSAP is restricted until the director's retirement from the Board of Directors and is valued at 85% of the fair market value of the Company's common stock. Options issued pursuant to the NEDSAP are valued using the Black-Scholes formula.

      Under the NEDSAP, each director also receives an annual nonqualified stock option to purchase 3,000 shares of common stock. The option exercise price is the fair market value of Hercules' common stock on the date of grant. Vesting occurs one year from the grant date.

      EQUITY AWARD. Each director has a one-time opportunity to purchase 750 Hercules common shares at fair market value when first elected to the Board of Directors. Upon the purchase, Hercules awards an additional 1,500 Hercules common shares that cannot be transferred until retirement or resignation from the Board of Directors.

      RESTRICTED STOCK UNIT GRANT. Upon being elected to the Board of Directors, each director receives 1,100 restricted stock units. The units are placed in an unfunded account and accrue dividend equivalents, to the extent any dividends are paid on the Company's common stock. Each restricted stock unit represents the right to receive one Hercules common share at retirement. Restricted stock units do not carry any voting rights. Of the 1,100 units, 200 vest immediately. Thereafter, for every year served on the Board of Directors, 100 additional units vest. Upon retirement from the Board of Directors, all vested restricted stock units are paid in Hercules common shares. This payout will be made in a lump sum or spread over a period not to exceed ten years, as elected by the director.

TRUST ARRANGEMENTS

      The Company has previously established a Trust (sometimes referred to as a "Rabbi Trust") to provide for the funding of accrued benefits under the Hercules Incorporated Retirement Plan for Nonemployee Directors and the Hercules Incorporated Deferred Compensation Plan for Nonemployee Directors that are currently not funded. Under the terms of the Trust, the funding is triggered by an "Unsolicited Change in Control Event" as defined therein. A copy of the Trust is filed as an exhibit hereto. Management intends to recommend to the Board of Directors that the Trust be amended to provide, among other things, for a substantial reduction in the funding that would be required should such funding be triggered.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee is currently composed of four members. Through June 2002, Mr. McCausland served as Chairman of the Compensation Committee with Mr. Lipton, Ms. Holiday and Ms. Sneed. Mr. Drosdick also served on the Compensation Committee until his retirement in April 2002. In June 2002, Mr. Lipton became Chairman of the Compensation Committee and served with Ms. Holiday, Mr. Troubh and Ms. Sneed until her resignation from the Board of Directors in October 2002. Presently, the Compensation Committee consists of Messrs. Hunter, Lipton (Chairman), Troubh and Ms. Holiday. None of the members of the Compensation Committee is an officer, employee or former officer or employee of the Company or its subsidiaries. In 2002, none of the members of the Compensation Committee had any relationship requiring disclosure in accordance with Item 402(j)(3) of Regulation S-K.

HERCULES INCORPORATED

COMPENSATION OF EXECUTIVE OFFICERS

      The following table contains information concerning compensation paid or to be paid to those serving as Chief Executive Officer and the other four most highly compensated executive officers of the Company for services rendered to the Company and its subsidiaries during the past three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                              ANNUAL COMPENSATION                           COMPENSATION AWARDS
                                              -------------------                           -------------------
                                                       VARIABLE                                               ALL OTHER
                                           SALARY    COMPENSATION                 RESTRICTED     OPTIONS    COMPENSATION
                                  YEAR       $           (4) $      OTHER ($)     STOCK (6)($)   (SHARES)      (7) ($)
                                  ----       -             -        ---------     ------------   --------      -------
W. H. Joyce (1)                   2002   $1,000,000   $1,930,000   $   30,084      $       --      600,000   $   54,619
Chairman and Chief Executive      2001      666,667      997,500        5,662              --    1,250,000       10,126
Officer                           2000           --           --           --              --           --           --

F. G. Aanonsen (2)                2002      260,000      250,000        8,473              --       50,000        4,737
Vice President and Controller     2001      130,000      175,000           --              --       35,500          650
                                  2000           --           --           --              --           --           --

R. G. Dahlen (3)                  2002      300,000      259,000           --              --       50,000       12,460
Chief Legal Officer               2001      163,095      150,000           --              --       35,500      587,484
                                  2000           --           --           --              --           --           --

R. C. Flexon                      2002      257,920      260,000           --              --       50,000       11,615
Vice President, Work Processes,   2001      248,000      175,000           --              --       35,500        5,100
Corporate Resources and           2000      138,182           --       58,181(5)       93,750       30,700        3,000
Development

C. A. Rogerson                    2002      267,082      281,000        8,335(5)           --       50,000       12,482
Vice President and                2001      257,928      200,000        4,631(5)           --       35,500        7,772
General Manager,                  2000      157,614           --      114,742(5)           --       45,500        4,375
FiberVisions and Pinova

(1) Dr. Joyce became Chief Executive Officer on May 8, 2001. Dr. Joyce's "Other" column includes taxes paid by the Company.

(2) Mr. Aanonsen was hired as Vice President and Controller on July 2, 2001. Mr. Aanonsen's "Other" column includes taxes paid by the Company.

(3) Mr. Dahlen was rehired as Chief Legal Officer on June 15, 2001. Prior to Mr. Dahlen being rehired, he was engaged as a consultant to Hercules. As a result of this consulting agreement, Mr. Dahlen was paid $270,000, which is reflected in the 2001 total in the "All Other Compensation" column. Additionally, included in this total is $307,509 as full settlement of payments owed to Mr. Dahlen as a result of his previous Hercules employment and $9,975 of other compensation, which was primarily the Company's matching contribution and interest on defined contribution plans.

(4) The 2002 variable compensation was awarded in March 2003 for services rendered in 2002.

(5) Messrs. Rogerson and Flexon's "Other" columns include taxes and relocation expenses paid by the Company.

(6) These values are determined by multiplying the number of shares of restricted stock awarded by the closing market price of Hercules common stock on the date of grant and subtracting the consideration, if any, paid by the executive officer. Dividends, if any are payable, may be paid on a current basis or accrued. The number and value (determined by taking the number of shares of restricted stock multiplied by the year-end closing market price, or $8.80, net of any consideration paid) of aggregate restricted stock holdings is shown below. Included in the chart are restricted shares that each executive officer purchased under the terms of the Hercules Long-Term Incentive Compensation Plan, reported in the column entitled "Above Target MICP Grant," as well as shares that have been granted outright, which are reported in

HERCULES INCORPORATED

the column entitled "Restricted Stock Grant." The aggregate amount paid for restricted shares by executive officers was $424,419.

                        Above Target MICP Grant             Restricted Stock Grant
                      ---------------------------         ---------------------------
                      Aggregate                           Aggregate
                      Restricted         12/31/02         Restricted         12/31/02
                        Shares          Net Value           Shares          Net Value
                      ----------        ---------         ----------       ----------
W. H. Joyce               24,509               --                --                --
F. G. Aanonsen             1,881               --                --                --
R. G. Dahlen               3,713               --                --                --
R. C. Flexon               4,971               --             5,000        $   44,000
C. A. Rogerson             6,956               --                --                --

(7) The amounts listed in the "All Other Compensation" column for 2002 reflect the Company's matching contribution and interest on both the qualified and non-qualified defined contribution plans.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table discloses information concerning individual grants of stock options made during the last completed fiscal year to the executive officers named in the summary compensation table.

                                         Percent of
                   No. of Securities    Total Options      Exercise or
                      Underlying          Granted to        Base Price   Expiration     Grant       Grant Date
     Name          Options Granted        Employees         ($/Share)       Date         Date        Value (1)
----------------   -----------------    -------------     -------------  ----------    --------     ------------
W. H. Joyce           600,000(2)            29.5%           $    11.91    5/9/2012     5/9/2002     $ 3,069,240
F. G. Aanonsen         50,000(2)             2.5%                11.91    5/9/2012     5/9/2002         255,770
R. G. Dahlen           50,000(2)             2.5%                11.91    5/9/2012     5/9/2002         255,770
R. C. Flexon           50,000(2)             2.5%                11.91    5/9/2012     5/9/2002         255,770
C. A. Rogerson         50,000(2)             2.5%                11.91    5/9/2012     5/9/2002         255,770

(1) The Black-Scholes option-pricing model was used to determine the fair value of employee stock options in the table above as of the date of the grant. No adjustments for risk of forfeiture have been made. Significant assumptions are as follows:

      Dividend yield                     0.0%
      Risk free interest rate            5.0%
      Expected life                      6 years
      Expective volatility               34.6%

      In the fourth quarter of 2000, the Board of Directors approved suspension of the Hercules common stock dividend. During the period from January 1, 1997 to December 31, 2002, the dividend yield on Hercules common stock averaged 2.03%. Had the stock options been valued using the historical dividend yield in the Black-Scholes option-pricing model, the value of Dr. Joyce's grant would have been $2,449,740. Other grants reported herein would be similarly adjusted downward.

(2) Vesting schedule is as follows: 40% on 5/9/03; 40% on 5/10/04; and 20% on 5/9/05. Options are immediately vested and exercisable upon retirement and remain exercisable for a period of five years. Dr. Joyce and Mr. Dahlen are both currently eligible to retire.

HERCULES INCORPORATED

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

      The table set forth below discloses certain information concerning the exercise of stock options (exercised and unexercised) during the last completed fiscal year by the executive officers named in the summary compensation table as well as certain information concerning the number and value of unexercised options. The value of options is calculated using the difference between the option exercise price and $8.80 (year-end stock price) multiplied by the number of shares underlying the option.

                         No. of                            No. of Securities                   Value of Unexercised
                         Shares          Value          Underlying Unexercised                 In-The-Money Options
                        Acquired       Realized           Options at Year-End                      At Year-End
Name                   on Exercise         $          Exercisable     Unexercisable     Exercisable ($)    Unexercisable ($)
------------------    ------------    -----------     -----------     -------------     ---------------    -----------------
W. H. Joyce                0             0                   0        1,850,000               $0                 $0
F. G. Aanonsen             0             0              14,200           71,300                0                  0
R. G. Dahlen               0             0             138,200          167,300                0                  0
R. C. Flexon               0             0              38,760           77,440                0                  0
C. A. Rogerson             0             0              50,600           80,400                0                  0

HERCULES INCORPORATED

PENSION PLANS

      The following table shows the estimated annual pension benefits payable to a covered participant at normal retirement age under Hercules' qualified benefits pension plan, as well as nonqualified supplemental benefits, based on the stated remuneration and years of service with Hercules and its subsidiaries.

REMUNERATION      15 YEARS        20 YEARS        25 YEARS        30 YEARS          35 YEARS
------------      --------        --------        --------        --------          --------
$  200,000        $ 45,453        $ 60,604        $ 75,755        $ 90,906        $  106,057
   250,000          57,453          76,604          95,755         114,906           134,057
   300,000          69,453          92,604         115,755         138,906           162,057
   350,000          81,453         108,604         135,755         162,906           190,057
   400,000          93,453         124,604         155,755         186,906           218,057
   450,000         105,453         140,604         175,755         210,906           246,057
   500,000         117,453         156,604         195,755         234,906           274,057
   600,000         141,453         188,604         235,755         282,906           330,057
   700,000         165,453         220,604         275,755         330,906           386,057
   800,000         189,453         252,604         315,755         378,906           442,057
   900,000         213,453         284,604         355,755         426,906           498,057
 1,000,000         237,453         316,604         395,755         474,906           554,057
 1,500,000         357,453         476,604         595,755         714,906           834,057
 2,000,000         477,453         636,604         795,755         954,906         1,114,057

      Annual contributions by Hercules to its qualified pension plan, if any are required, are determined statistically by an independent actuary, and no amount is attributed to an individual employee. In 2002, the Company contributed $97 million to the Company's pension plans.

      Generally, the aggregate annual retirement benefit, under both the qualified and nonqualified plans, is an amount determined by taking the sum of
(i) 1.2% of the employee's average annual earnings (based on the highest five consecutive years during the last 10 years of employment) up to one-half the Social Security Tax Base ($42,450 in 2002), and (ii) 1.6% of the employee's average annual earnings (as determined above) in excess of one-half of the Social Security Tax Base, multiplied by the employee's total years and months of credited service. For this purpose, "average annual earnings" consists of salary plus annual incentive or variable compensation. Certain exceptions apply to union represented employees.

      For Dr. Joyce and Messrs. Aanonsen, Dahlen, Flexon and Rogerson, compensation used for calculating retirement income benefits consists of the highest 5 consecutive years of average annual earnings. These amounts for 2002 are shown under the "Salary" and "Variable Compensation" columns of the Summary Compensation Table. The estimated credited years of service for Dr. Joyce and Messrs. Aanonsen, Dahlen, Flexon and Rogerson are 1, 1, 8, 2 and 20, respectively.

TRUST ARRANGEMENTS

     The Company has previously established a Trust (sometimes referred to as a "Rabbi Trust") to provide for the funding of accrued benefits under the Hercules Incorporated Deferred Compensation Plan, the Hercules Incorporated Non-qualified Supplemental Retirement Plan, the Hercules Incorporated Phantom Stock Plan and other retirement income or employment agreements that are currently not funded. Under the terms of the Trust, the funding is triggered by an "Unsolicited Change in Control Event" as defined therein. A copy of the Trust is filed as an exhibit hereto. Management intends to recommend to the Board of Directors that the Trust be amended to provide, among other things, for a substantial reduction in the funding that would be required should such funding by triggered.

EMPLOYMENT CONTRACTS

      On May 8, 2001, Hercules entered into a two-year written employment agreement with Dr. Joyce which provides for him to serve as Chairman and Chief Executive Officer. Under the agreement, Dr. Joyce's initial compensation consisted of (i) a base annual salary of $1,000,000, (ii) target annual variable compensation of $1,000,000 and (iii) a grant of stock options to acquire 1,250,000 shares of common stock at a per share exercise price of $12.00 (the price of Hercules' common stock on the date of grant). The stock options have ten-year terms and vest at the earliest of April 30, 2003, a "change in control", death, disability or termination other than for cause. Dr. Joyce's employment agreement also provides for further grants of stock options for each calendar year after 2001, at such times as Hercules generally makes stock option grants to other employees and in amounts and with terms and conditions consistent with his position.

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

      Change in Control Agreements are in force for Dr. Joyce and Messrs. Aanonsen, Dahlen, Flexon and Rogerson. These Agreements, the form of which has been filed with the Securities and Exchange Commission, provide that a change in control occurs:

      - if any individual, entity or group (with certain exceptions) becomes the beneficial owner of 20% or more of the outstanding shares of Hercules common stock;

      - if there is a change in a majority of the Board of Directors other than by election or nomination by a vote of the majority of directors comprising the incumbent Board of Directors;

      - upon approval by the shareholders of a reorganization, merger, consolidation or sale that results in Hercules' shareholders owning less than 60% of the combined voting power of the surviving corporation following the transaction; or

      - if Hercules' shareholders approve a complete liquidation of the Company.

      The full definition of change in control is set forth in the Agreements.

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

      Under the terms of these agreements, as amended in 2001, if Hercules or its successor terminates the executive (within the three year period following a change in control) for any reason other than cause, death or disability, or if Hercules or its successor takes actions which permit the executive to terminate his or her employment for good reason, such as diminishing the executive's responsibilities or requiring the executive to relocate, during such three year period, the executive is entitled to the following:

      - a lump sum cash payment equal to:

            - any unpaid prorated portion of the executive's variable compensation or, if greater, the most recent variable compensation received by the executive;

            - any monthly salary earned but unpaid as of the date of termination;

            - three times the executive's base salary and variable compensation; and

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

      -     three years of continued welfare benefits and perquisites;

      -     outplacement services at a cost of up to $50,000;

      - full vesting of all stock options and restricted stock held by or previously granted to the executive; and

      - payment for any Internal Revenue Service excise taxes for "excess parachute payments" (as defined under the Internal Revenue Code).

      Dr. Joyce's and Mr. Dahlen's change in control agreements also provide that if they terminate their employment on at least 180 days' advance notice after a change of control and, in the case of a change in control triggered by shareholder approval of a reorganization, merger, consolidation or sale described above, after consummation of that transaction, the termination will be treated as a termination for good reason, giving rise to the severance pay and benefits described above. The agreements entered into with Dr. Joyce and Mr. Dahlen do not provide for the additional pension service or age credits described above.

      Mr. Dahlen's change in control agreement provides in the case of a change in control or termination by the Company for good reason for two times base salary and variable compensation instead of the three times base salary and variable compensation discussed above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF COMMON STOCK

      The following table sets forth information, as of March 31, 2003, with respect to the beneficial ownership of Hercules common shares by:

      - beneficial owners of more than five percent of Hercules common stock,

HERCULES INCORPORATED

      -     each Hercules director and nominee for director,

      - each of the executive officers named in the Summary Compensation Table set forth above, and

      - all directors, nominees and executive officers of Hercules as a group.

      This information is based upon Hercules' records, as well as publicly available information filed with the Securities and Exchange Commission.

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

                                                                          OPTIONS
                                                        SHARES          EXERCISABLE
                                                     BENEFICIALLY          WITHIN          RESTRICTED        PERCENT OF
NAME                                                   OWNED (1)          60 DAYS        STOCK UNITS (2)     SHARES (3)
--------------------------------------------------   ------------       -----------      ---------------     ----------
DIRECTORS AND OFFICERS
W. H. Joyce, Director and Officer                         157,374         1,490,000                --          1.5%
F. G. Aanonsen, Officer                                    19,576            14,200                --            *
R. G. Dahlen, Officer                                      34,537           254,200                --            *
R. Fairbanks, Director                                     25,949            27,000             2,231            *
R. C. Flexon, Officer                                      29,743            58,760                --            *
S. J. Heyman, Director (4)                              9,900,120             3,000             2,078          9.0%
A. R. Hirsig, Director                                      6,554            12,000             2,078            *
E. E. Holiday, Director                                     3,999            24,000             2,354            *
J. C. Hunter, III, Director                                    --                --             1,100            *
R. D. Kennedy, Director                                    12,250             3,000             2,078            *
S. Kumar, Director                                         20,909             3,000             2,078            *
J. M. Lipton, Director                                     21,865             3,000             2,078            *
P. McCausland, Director                                    20,560            15,000             2,078            *
C. A. Rogerson, Officer                                    28,895            79,700                --            *
G. Schaffer, Director                                       2,750             3,000             2,078            *
R. S. Troubh, Director                                     14,870             3,000             2,078            *
J. B. Wyatt, Director                                       7,010             3,000             2,078            *

All directors and executive officers as a group        10,549,685         2,747,360            24,387         11.8%

5% SHAREHOLDERS
Mario J. Gabelli and related entities (5)              10,218,507                --                --          9.3%
C/o Gabelli Asset Management Inc.
One Corporate Center
Rye, New York 10580

International Specialty Products, Inc                   9,893,700                --                --          9.0%
    and related entities (6)
C/o ISP Management Company, Inc.
1361 Alps Road
Wayne, New Jersey 07670

T. Rowe Price Associates, Inc. (7)                      9,209,934                --                --          8.4%
100 E. Pratt Street
Baltimore, Maryland 21202

HERCULES INCORPORATED

                                                                          OPTIONS
                                                        SHARES          EXERCISABLE
                                                     BENEFICIALLY          WITHIN          RESTRICTED        PERCENT OF
NAME                                                   OWNED (1)          60 DAYS        STOCK UNITS (2)     SHARES (3)
--------------------------------------------------   ------------       -----------      ---------------     ----------
Vanguard Fiduciary Trust Company (8)                    8,315,904                --                --          7.6%
500 Admiral Nelson Boulevard
Malvern, PA 19355

FMR Corp. and related entities (9)                      7,562,431                --                --          6.9%
82 Devonshire Street
Boston, MA 02109

*   Less than 1% of the outstanding Hercules common shares.

(1) Includes shares as of March 31, 2003 in the Hercules Savings and Investments Plan as follows: W. H. Joyce, 1,044; F. G. Aanonsen, 686; R.
      G. Dahlen, 3,075; R. C. Flexon, 1,316; C. A. Rogerson, 1,145; and all directors and officers as a group, 39,531. Includes shares with restrictions and forfeiture risks as specified under the Long Term Incentive Compensation Plan; W. H. Joyce, 156,330; F. G. Aanonsen, 18,890;
      R. G. Dahlen, 19,163; R. C. Flexon, 28,427; C. A. Rogerson, 27,750; and
      all directors and officers as a group, 414,208. Owners have the same voting and dividend rights as other shareholders of Hercules, but no right to sell or transfer. Included in the non-employee directors' totals is a one-time equity award.

(2) The non-employee director does not have any voting rights or the right to dispose of these restricted stock units until the non-employee director leaves the Board of Directors. Further discussion of this Restricted Stock Unit Grant can be found in Part III Item 11 Compensation of Directors in this Form 10-K/A filing.

(3) Based on 109,922,726 shares outstanding on March 31, 2003. The calculation of Percent of Shares excludes the share amounts listed in the Restricted Stock Units column.

(4) Includes 9,893,700 shares held by International Specialty Products, Inc. ("ISP") and related entities. Mr. Heyman beneficially owns (as defined in Rule 13d-3 of the Exchange Act) 100% of the capital stock of ISP and therefore may be deemed to beneficially own (solely for purposes of Rule 13d-3) the Hercules common stock owned by ISP and related entities.

(5) Share holding as of December 10, 2002, as reported on Amendment No. 6 to the Schedule 13D filed by such shareholder on December 12, 2002.

(6) Share holding as of April 16, 2003, as reported on the preliminary Proxy Statement filed by the Hercules Shareholders' Committee for New Management on April 16, 2003.

(7) Share holding as of December 31, 2002, as reported on Amendment No. 4 to the Schedule 13G filed by such shareholder on January 31, 2003.

(8) Share holding as of December 31, 2002, as reported on the Schedule 13G filed by such shareholder on April 2, 2003.

(9) Share holding as of December 31, 2002, as reported on the Scheduled 13G filed by such shareholder on February 13, 2003.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) Documents filed as part of this Report:

                  3.    Exhibits:

                        A complete listing of exhibits is included in the
                        Exhibit Index that precedes the exhibits filed with this Report.

HERCULES INCORPORATED

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HERCULES INCORPORATED


                                By:   /s/ Fred G. Aanonsen
                                      ---------------------------------------
                                      Fred G. Aanonsen
                                      Vice President and Controller
                                      (Principal Financial Officer and duly
                                      authorized signatory)
                                      April 30, 2003

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

Date:  April 30, 2003


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

Date:  April 30, 2003


/s/ Fred G. Aanonsen
--------------------------------
Fred G. Aanonsen
Vice President and Controller

HERCULES INCORPORATED

EXHIBIT INDEX


NUMBER                                DESCRIPTION                                    INCORPORATED BY REFERENCE TO


10-Q            Form of Change-of-Control Employment Agreements entered         Exhibit 10-19, Registration Statement on Form
                into as of August 24, 2000 by Hercules Incorporated and         S-4, filed August 9, 2001
                each of Robert C. Flexon and Craig. A. Rogerson.

10-W            Form of Change-of-Control Employment Agreements entered         Exhibit 10-25, Regtistration Statement on Form
                into as of June 15, 2001 by Hercules Incorporated and           S-4, filed August 9, 2001.
                Richard G. Dahlen.

10-Ee*          Hercules Incorporated Compensation Benefits Grantor
                Trust Agreement for Management Employees.

10-Ff*          Hercules Incorporated Compensation Benefits Grantor
                Trust Agreement for Nonemployee Directors.

10-Gg*          Amended and Restated Hercules Incorporated Management
                Incentive Compensation Plan, dated February 21, 2003.

99.3*           Certification of Chairman and Chief Executive Officer
                Pursuant to 18. U.S.C. Section 1350, as adopted
                pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002

99.4* Certification of Vice President and Controller Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed herewith