Form 10-K/A
period 2002-12-31
HERCULES INC
filed 2003-05-01
CIK 46989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements in
Part III of this Form 10-K/A or any amendment to this Form 10-K/A. _

      Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes X No _

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

HERCULES INCORPORATED

EXPLANATORY NOTE

     Due to processing problems, the amendment to the Form 10-K filed by the Company on April 30, 2003 listed, but did not actually include, newly filed exhibits. This amendment to the Form 10-K is being filed solely to file those exhibits.

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

                                        HERCULES INCORPORATED

                   By:                  /s/ Fred G. Aanonsen
                                        ----------------------------------------
                                        Fred G. Aanonsen
                                        Vice President and Controller
                                        (Principal Financial Officer and duly
                                        authorized signatory)
                                        May 1, 2003

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

Date: May 1, 2003




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

Date: May 1, 2003




/s/ Fred G. Aanonsen
-----------------------------
Fred G. Aanonsen
Vice President and Controller

HERCULES INCORPORATED

EXHIBIT INDEX

NUMBER                                DESCRIPTION                                      INCORPORATED BY REFERENCE TO
------                                -----------                                      ----------------------------
2-A             Agreement and Plan of Merger among Hercules, Water           Exhibit 2.1, BetzDearborn Inc. Current Report
                Acquisition Company and BetzDearborn Inc., dated             on Form 8-K, filed July 30, 1998
                July 30, 1998

3-A.1           Restated Certificate of Incorporation of Hercules, as        Exhibit 3-A, Annual Report on Form 10-K filed
                revised and amended July 6, 1988                             March 26, 1993

3-A.2           Certificate of Amendment dated October 24, 1995, to          Exhibit 4.1a, Registration Statement on Form S-3,
                Hercules' Restated Certificate of Incorporation as           filed September 15, 1998
                revised and amended July 5, 1998

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

4-I             Warrant Agreement, dated July 27, 1999, between              Exhibit 4.4, Current Report on Form 8-K, dated
                Hercules and The Chase Manhattan Bank, as warrant            July 27, 1999
                agent

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
                Services, L.L.C.                                             filed August 10, 2000

HERCULES INCORPORATED

NUMBER                                DESCRIPTION                                      INCORPORATED BY REFERENCE TO
------                                -----------                                      ----------------------------
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

10-A            Hercules Executive Survivor Benefit Plan                     Exhibit 10-D, Annual Report on Form 10-K,
                                                                             filed March 27, 1981

10-B            Hercules Phantom Stock Plan                                  Exhibit E, Notice Annual Meeting and Proxy
                                                                             Statement, dated February 14, 1986

10-C            Hercules Deferred Compensation Plan                          Exhibit 10-I, Annual Report on Form 10-K,
                                                                             filed March 29, 1988

10-D            Hercules Annual Management Incentive Compensation Plan       Exhibit 10-H, Annual Report on Form 10-K,
                                                                             filed March 26, 1993

10-E            Hercules 1993 Non-employee Director Stock Accumulation       Exhibit 4.1, Registration Statement on Form
                Plan                                                         S-8, filed July 16, 1993

10-F            Hercules Deferred Compensation Plan for Non-employee         Exhibit 10-J, Annual Report on Form 10-K,
                Directors                                                    filed March 26, 1993

10-G            Hercules Employee Pension Restoration Plan                   Exhibit 10-L, Annual Report on Form 10-K,
                                                                             filed March 26, 1993

10-H            Form of Employment Contract between Hercules and             Exhibit 10-J, Annual Report on Form 10-K,
                certain of its officers                                      filed March 29, 1988

10-I            Form of Indemnification Agreement between Hercules           Annex II, Notice of Annual Meeting and Proxy
                and certain officers and directors of Hercules               Statement, dated February 19, 1987

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

10-O            Common Stock Underwriting Agreement, dated July              Exhibit 1.2, Current Report on Form 8-K, dated
                21, 1999, among Hercules and the Underwriters                July 27, 1999
                named therein

HERCULES INCORPORATED

NUMBER                                DESCRIPTION                                      INCORPORATED BY REFERENCE TO
------                                -----------                                      ----------------------------
10-P            Share Purchase Agreement, dated as of August 10, 2000,       Exhibit 2-1, Current Report on Form 8-K, dated
                among CP Kelco ApS (formerly known as Hercules               September 28, 2000
                Copenhagen ApS), Hercules Investment ApS, Hercules
                Incorporated, Lehman FG Newco, Inc., WSP, Inc. and
                Hercules Holding BV/BVBA

10-Q            Form of Change-of-Control Employment Agreements entered      Exhibit 10-19, Registration Statement on Form
                into as of August 24, 2002 by Hercules Incorporated and      S-4, filed August 9, 2001
                each of Robert C. Flexon and Craig A. Rogerson.

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

10-W            Form of Change-of-Control Employment Agreement entered       Exhibit 10-25, Registration Statement on Form
                into as of June 15, 2001 by Hercules Incorporated and        S-4, filed August 9, 2001
                Richard G. Dahlen

10-X            Separation Agreement and General Release of Claims,          Exhibit 10-26, Registration Statement on Form
                dated June 22, 2001, between Hercules Incorporated and       S-4, filed August 9, 2001
                June B. Barry

10-Y            Separation Agreement and General Release of                  Exhibit 10-27, Registration Statement on Form S-4,
                Claims, dated June 21, 2001, between Hercules                filed August 9, 2001
                Incorporated and George MacKenzie

10-Z            Change-of-Control Employment Agreement, dated as of          Exhibit 10-28, Registration Statement on Form
                July 2, 2001, by and between Hercules Incorporated and       S-4, filed August 9, 2001
                Fred G. Aanonsen

10-Aa           Stock and Asset Purchase Agreement, dated as of              Exhibit 10.1, Current Report on Form 8-K, dated
                February 12, 2002, by and among Hercules                     February 12, 2002
                Incorporated, General Electric Company and Falcon
                Acquisition Corp.

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

10-Cc           Amendment 2002-1 to Non-Employee Director Stock              Exhibit II, Notice of Annual Meeting and Proxy
                Accumulation Plan                                            Statement, dated May 15, 2002

10-Dd           Credit Agreement, dated December 20, 2002, among             Exhibit 10-Dd, Annual Report on Form 10-K,
                Hercules Incorporated, certain subsidiaries of               filed March 31, 2003
                Hercules, several banks and other financial
                institutions identified in the agreement and Credit
                Suisse First Boston, as administrative agent

10-Ee*          Hercules Incorporated Compensation Benefits Grantor
                Trust Agreement for Management Employees

HERCULES INCORPORATED

NUMBER                                DESCRIPTION                                      INCORPORATED BY REFERENCE TO
------                                -----------                                      ----------------------------
10-Ff*          Hercules Incorporated Compensation Benefits Grantor
                Trust Agreement for Nonemployee Directors

10-Gg*          Amended and Restated Hercules Incorporated Management
                Incentive Compensation Plan, dated February 21, 2003

21.1            Subsidiaries of Registrant                                   See Part II, Item 8 on page 79 of Annual
                                                                             Report on Form 10-K, filed March 31, 2003

23.1            Consent of Independent Accountants                           Exhibit 23.1, Annual Report on Form 10-K,
                                                                             filed March 31, 2003

99.1            Certification of Chairman and Chief Executive Officer        Exhibit 99.1, Annual Report on Form 10-K,
                Pursuant to 18. U.S.C. Section 1350, as adopted              filed March 31, 2003
                pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002

99.2            Certification of Vice President and Controller Pursuant      Exhibit 99.2, Annual Report on Form 10-K,
                to 18. U.S.C. Section 1350, as adopted pursuant to           filed March 31, 2003
                Section 906 of the Sarbanes-Oxley Act of 2002

99.3            Certification of Chairman and Chief Executive Officer        Exhibit 99.3, Annual Report on Form 10-K/A,
                Pursuant to 18. U.S.C. Section 1350, as adopted              filed April 30, 2003
                pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002

99.4            Certification of Vice President and Controller Pursuant      Exhibit 99.4, Annual Report on Form 10-K/A,
                to 18. U.S.C. Section 1350, as adopted pursuant to           filed April 30, 2003
                Section 906 of the Sarbanes-Oxley Act of 2002

99.5* Certification of Vice President and Controller Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

99.6*           Certification of Chairman and Chief Executive Officer
                Pursuant to 18. U.S.C. Section 1350, as adopted
                pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002

*  Filed herewith