Form 10-Q
period 2003-03-31
HERCULES INC
filed 2003-05-15
CIK 46989

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                Quarterly Report
                         Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003
                          Commission file number 1-496

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

Yes: |X|        No: | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

Yes: |X|        No: | |

As of April 30, 2003, 109,914,973 shares of registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                        (Unaudited)
(Dollars in millions, except per share)                                              Three Months Ended
                                                                                          March 31,
                                                                                     -------------------
                                                                                       2003        2002
                                                                                     -------     -------
Net sales                                                                            $   441     $   402
Cost of sales (Note 7)                                                                   281         243
Selling, general and administrative expenses                                              90          88
Research and development                                                                  10          10
Intangible asset amortization (Note 5)                                                     2           2
Other operating (income) expense, net (Note 8)                                            (1)          5
                                                                                     -------     -------

Profit from operations                                                                    59          54
Interest and debt expense                                                                 19          36
Preferred security distributions of subsidiary trusts                                     15          15
Other expense, net (Note 9)                                                                4           4
                                                                                     -------     -------

Income (loss) before income taxes and equity income (loss)                                21          (1)
Provision for income taxes                                                                 8           2
                                                                                     -------     -------

Income (loss) before equity income (loss)                                                 13          (3)
Equity income (loss) of affiliated companies, net of tax                                  --          --
                                                                                     -------     -------

Net income (loss) from continuing operations before discontinued
   operations and cumulative effect of changes in accounting principle                    13          (3)

Net loss on discontinued operations, net of tax (Note 4)                                  --        (209)
                                                                                     -------     -------

Net income (loss) before cumulative effect of changes in accounting principle             13        (212)
Cumulative effect of changes in accounting principle, net of tax (Notes 5 and 13)        (28)       (368)
                                                                                     -------     -------

Net loss                                                                             $   (15)    $  (580)
                                                                                     =======     =======
Basic and diluted earnings (loss) per share (Note 6)
Continuing operations                                                                $  0.12     $ (0.03)
Discontinued operations                                                              $    --     $ (1.92)
Cumulative effect of changes in accounting principle                                 $ (0.26)    $ (3.37)
Net loss                                                                             $ (0.14)    $ (5.32)
Weighted-average number of shares - basic (millions)                                   109.5       109.0
Weighted-average number of shares - diluted (millions)                                 109.7       109.0

          See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET

(Dollars in millions)                                                   (Unaudited)
                                                                          March 31,   December 31,
                                                                            2003         2002
                                                                        -----------   ------------
ASSETS
Current assets
     Cash and cash equivalents                                           $     218     $     209
     Restricted cash (Note 11)                                                 125           125
     Accounts and notes receivable (net of allowance for doubtful
        accounts of $12 million)                                               368           360
     Inventories
        Finished products                                                       91            88
        Materials, supplies, and work in process                                86            79
     Deferred income taxes                                                      39            46
                                                                         ---------     ---------
     Total current assets                                                      927           907

Property, plant, and equipment                                               1,949         1,925
Accumulated depreciation and amortization                                   (1,286)       (1,262)
                                                                         ---------     ---------
Net property, plant, and equipment                                             663           663
Intangible assets, net (Note 5)                                                196           198
Goodwill, net (Note 5)                                                         477           468
Deferred income taxes                                                           20            15
Other assets                                                                   414           442
                                                                         ---------     ---------
     Total assets                                                        $   2,697     $   2,693
                                                                         =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
     Accounts payable                                                    $     167     $     176
     Accrued expenses                                                          273           295
     Short-term debt (Note 11)                                                 145           145
                                                                         ---------     ---------
     Total current liabilities                                                 585           616

Long-term debt (Note 11)                                                       733           738
Deferred income taxes                                                           71            80
Postretirement benefits and other liabilities                                  792           758
Commitments and contingencies (Note 14)                                         --            --
Company-obligated preferred securities of subsidiary trusts (Note 12)          625           624

Stockholders' deficit
     Series preferred stock                                                     --            --
     Common stock (shares issued:  2003 - 159,984,444;
        2002 - 159,984,444)                                                     83            83
     Additional paid-in capital                                                667           682
     Unearned compensation                                                     (89)          (93)
     Accumulated other comprehensive losses                                   (434)         (454)
     Retained earnings                                                       1,468         1,483
                                                                         ---------     ---------
                                                                             1,695         1,701
     Reacquired stock, at cost (shares:  2003 - 50,061,718;
      2002 - 50,615,487)                                                    (1,804)       (1,824)
                                                                         ---------     ---------
     Total stockholders' deficit                                              (109)         (123)
                                                                         ---------     ---------
     Total liabilities and stockholders' deficit                         $   2,697     $   2,693
                                                                         =========     =========

          See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW

(Dollars in millions)                                                                            (Unaudited)
                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                              2003          2002
                                                                                            --------      --------

Net cash provided by (used in) operating activities of continuing operations                $     12      $    (15)
                                                                                            --------      --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                                              (8)           (5)
Proceeds of investment and fixed asset disposals                                                   3            11
Other, net                                                                                         1            --
                                                                                            --------      --------
     Net cash (used in) provided by investing activities of continuing operations                 (4)            6

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                                                           --           155
Long-term debt repayments                                                                         (5)         (178)
Change in short-term debt                                                                         (1)            2
Common stock issued                                                                                5             2
                                                                                            --------      --------
     Net cash used in financing activities of continuing operations                               (1)          (19)

Net cash provided by discontinued operations                                                      --             7

Effect of exchange rate changes on cash                                                            2            (3)
                                                                                            --------      --------
Net increase (decrease) in cash and cash equivalents                                               9           (24)
Cash and cash equivalents - beginning of period                                                  209            76
                                                                                            --------      --------
Cash and cash equivalents - end of period                                                   $    218      $     52
                                                                                            ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                               $      6      $     22
     Preferred security distributions of subsidiary trusts                                        14            14
     Income taxes                                                                                  5            71
Non-cash investing and financing activities:
     Incentive and other employee benefit stock plan                                               4            --


          See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)                                (Unaudited)
                                                  Three Months Ended
                                                      March 31,
                                                 -------------------
                                                  2003         2002
                                                 ------       ------

Net loss                                         $  (15)      $ (580)
Foreign currency translation                         20          (55)
                                                 ------       ------
Comprehensive income (loss)                      $    5       $ (635)
                                                 ======       ======

          See accompanying notes to consolidated financial statements.

                              HERCULES INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. These condensed consolidated financial statements and the notes to the consolidated financial statements of Hercules Incorporated ("Hercules" or the "Company") are unaudited as of and for the three months ended March 31, 2003 and 2002, but in the opinion of management include all adjustments necessary to present fairly in all material respects Hercules' financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules' Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Stock-based Compensation

      Compensation costs attributable to stock option and similar plans are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (the intrinsic-value method under Accounting Principles Board Opinion 25 ("APB 25")). Such amount, if any, is accrued over the related vesting period, as appropriate. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the related amendments in Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") require companies electing to continue to use the intrinsic-value method to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied.

      Pursuant to the disclosure requirements of SFAS 123, as amended by SFAS 148, the following table presents the pro forma effect on net loss and loss per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

(Dollars in millions, except per share)                   Three Months Ended March 31,
                                                          ----------------------------
                                                            2003                2002
                                                          --------            --------

Net loss, as reported                                     $    (15)           $   (580)

Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of tax                                           2                   3
                                                          --------            --------
Pro forma net loss                                        $    (17)           $   (583)
                                                          ========            ========
Loss per share:

  Basic - as reported                                     $  (0.14)           $  (5.32)
                                                          ========            ========
  Basic - pro forma                                       $  (0.16)           $  (5.35)
                                                          ========            ========

  Diluted - as reported                                   $  (0.14)           $  (5.32)
                                                          ========            ========
  Diluted - pro forma                                     $  (0.16)           $  (5.35)
                                                          ========            ========

3. Recent Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Certain Variable Interest Entities" ("FIN 46") ("VIEs"), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51"). FIN 46 addresses the application of ARB 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. The provisions of FIN 46 apply on a prospective basis to VIEs created after January 31, 2003 and become effective after June 30, 2003 for VIEs the Company had prior to January 31, 2003. The Company currently has two joint-venture VIEs that are presently accounted for using the equity method of accounting. These entities serve as strategic global marketers of the Company's bicomponent fibers. The assets and liabilities of these entities are not consolidated within the Company's financial statements. There are no assets of the Company that serve as collateral for the VIEs and the creditors of the VIEs have no recourse to the general credit of the Company.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 incorporates provisions that were clarified by the Derivatives Implementation Group. The provisions of SFAS 149 should be applied prospectively to contracts entered into after June 30, 2003. The Company does not believe this statement will have a material effect on its financial statements.

4. Discontinued Operations

      On April 29, 2002, the Company completed the sale of the BetzDearborn Water Treatment Business (the "Water Treatment Business") to GE Specialty Materials, a unit of General Electric Company. The sale price was $1.8 billion in cash, resulting in net after-tax proceeds of approximately $1.7 billion. The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility (see Note 11). Pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") as adopted on January 1, 2002, the Water Treatment Business has been treated as a discontinued operation as of February 12, 2002 and accordingly, all financial information has been restated. The loss from discontinued operations for the three months ended March 31, 2002 includes an after-tax loss on the disposal of the business of $230 million.

      The Paper Process Chemicals Business, representing approximately one-third of the business of BetzDearborn Inc. when it was originally acquired in 1998, was fully integrated into and continues to be reported within Pulp and Paper.

      Summarized below are the results of operations of the Water Treatment Business for the three months ended March 31, 2002.

(Dollars in millions)                                         Three Months Ended
                                                                March 31, 2002
                                                              ------------------
Net sales                                                           $   192
Profit from operations                                                   33
Income before income taxes                                               35
Tax provision                                                            14
                                                                    -------
Income from operations                                                   21
Loss from disposal of business, including a provision
  for income taxes of $51 million                                      (230)
                                                                    -------
Loss from discontinued operations                                   $  (209)
                                                                    =======

      Summarized below is the net cash flow provided by discontinued operations for the three months ended March 31, 2002.

(Dollars in millions)                                         Three Months Ended
                                                                March 31, 2002
                                                              ------------------
Net cash provided by operations                                     $     9
Capital expenditures                                                     (2)
                                                                    -------
Net cash flow from discontinued operations                          $     7
                                                                    =======

      The major classes of assets and liabilities included in the consolidated balance sheet at the time of disposal were as follows:

(Dollars in millions)

ASSETS                                             LIABILITIES

Accounts receivable, net               $   160     Accounts payable        $  57
Inventory                                   76     Accrued expenses           46
Fixed assets                               216     Deferred income taxes     171
Goodwill and other intangible assets     1,419     Other liabilities           6
                                                                           -----
Other assets                                43                             $ 280
                                       -------                             =====
                                       $ 1,914
                                       =======

5. Goodwill and Other Intangible Assets

      Effective January 1, 2002, Hercules adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Hercules identified the following reporting units: BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Pinova. In connection with Hercules' transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units. In the first quarter of 2002, Hercules completed its transitional impairment review of the identified reporting units and recognized after-tax impairment losses of $262 million in the BetzDearborn reporting unit and $87 million in the FiberVisions reporting unit as a cumulative effect of a change in accounting principle. In addition, an after-tax impairment loss of $19 million was recognized in the first quarter of 2002 relating to the Company's equity investment in CP Kelco, which had an impairment under SFAS 142. Pursuant to SFAS 142, the Company is required to perform an annual assessment of its reporting units for impairment. The annual assessment was performed as of November 30, 2002 and indicated no additional impairment to the Company's goodwill was warranted.

      Accumulated amortization for goodwill upon adoption of SFAS 142 was $185 million. The following table shows changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2003.

(Dollars in millions)                                  Engineered
                                       Performance      Materials
                                        Products      and Additives      Total
                                       -----------    -------------     -------
Balance at December 31, 2002             $   383         $    85        $   468
Foreign currency translation                   9              --              9
                                         -------         -------        -------
Balance at March 31, 2003                $   392         $    85        $   477
                                         =======         =======        =======

      The following table provides information regarding the Company's other intangible assets with finite lives:

(Dollars in millions)             Customer      Trademarks      Other
                               Relationships   & Tradenames   Intangibles      Total
                               -------------   ------------   -----------   -----------
Gross Carrying Amount
Balance, December 31, 2002       $   89         $   70         $   95         $  254
Balance, March 31, 2003              89             70             95            254

Accumulated Amortization
Balance, December 31, 2002       $   11         $    7         $   38         $   56
Balance, March 31, 2003              11              8             39             58

      Total amortization expense for each of the three month periods ended March 31, 2003 and 2002 for other intangible assets was $2 million and $4 million, respectively, of which $2 million was included in income from continuing operations for each of the three months ended March 31, 2003 and 2002. Estimated amortization expense for 2003 and the five succeeding fiscal years is $9 million per year for 2003 and 2004 and $8 million per year from 2005 through 2008.

6. Earnings (Loss) Per Share

The following table shows the amounts used in computing earnings (loss) per share and the effect on net income (loss) and the weighted-average number of shares of dilutive potential common stock:

(Dollars in millions, except per share)                               Three Months Ended March 31,
                                                                      2003                    2002
                                                              --------------------    -------------------
                                                                         Earnings
                                                              Income      (loss)                  (Loss)
                                                              (loss)     per share    (Loss)    per share
                                                              -------    ---------    -------   ---------
BASIC AND DILUTED:
Continuing operations                                         $    13     $  0.12     $    (3)   $ (0.03)
Discontinued operations                                            --          --        (209)     (1.92)
Cumulative effect of changes in accounting principle              (28)      (0.26)       (368)     (3.37)
                                                              -------     -------     -------    -------
Net loss                                                      $   (15)    $ (0.14)    $  (580)   $ (5.32)

Weighted-average number of shares - basic (millions)            109.5                   109.0
Weighted-average number of shares - diluted (millions)          109.7                   109.0

For the three months ended March 31, 2003 and 2002, the Company had convertible subordinated debentures which are convertible into approximately 0.2 million shares of common stock. However, the common stock shares into which these debentures are convertible have not been included in the dilutive share calculation for the three months ended March 31, 2002 because the impact of their inclusion would be anti-dilutive. The dilutive effect of the convertible debentures was included in the calculation for the three months ended March 31, 2003.

7. Depreciation Expense

      Cost of sales and selling, general and administrative expenses include depreciation expense related to continuing operations of $17 million and $18 million for the three months ended March 31, 2003 and 2002, respectively.

8. Other Operating (Income) Expense, Net

      Other operating (income) expense, net, for the three months ended March 31, 2003 and 2002 includes additional charges for severance benefits of $2 million and $4 million, respectively, associated with the comprehensive cost reduction and work process redesign program announced in September 2001 (see
Note 10). The Company also recognized a $3 million gain in the three months ended March 31, 2003 related to a favorable legal settlement. The Company recognized approximately $1 million in environmental charges in the three months ended March 31, 2002.

9. Other Expense, Net

      Other expense, net, for the three months ended March 31, 2003 and 2002 includes $1 million and $2 million, respectively, in net charges for asbestos-related costs (see Note 14), $1 million and $2 million, respectively, in bank charges and other charges of approximately $3 million and $1 million, respectively. Interest income of $1 million was recognized in both periods. In addition, the three months ended March 31, 2002 included approximately $1 million for litigation costs, a $1 million foreign currency loss and a gain from the sale of assets of $2 million. Litigation costs and asset sales primarily relate to former operations of the Company.

10. Restructuring

      The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs of $14 million and $36 million at March 31, 2003 and 2002, respectively. During 2001, management authorized and committed to a plan to reduce the workforce as part of the comprehensive cost reduction and work process redesign program. Through December 31, 2002, the Company incurred charges related to this restructuring of $76 million, which includes charges of $68 million for employee termination benefits and $8 million for exit costs related to facility closures. During the three months ended March 31, 2003, the accrual for severance benefits recognized in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," increased by approximately $2 million. Under this plan, approximately 1,364 employees have left or will leave the Company, of which approximately 1,260 employees were terminated through March 31, 2003. Approximately 46 employees were terminated during the three months ended March 31, 2003. The employees under the plan that have not been terminated will be terminated by December 31, 2003. The plan includes reductions throughout the Company with the majority of them from support functions.

      Cash payments during the three months ended March 31, 2003 were $10 million for severance benefits and other exit costs. Severance benefits paid during the quarter include the continuing benefit streams of previously terminated employees as well as those terminated in the current period. Severance benefits were paid in accordance with the Company's standard severance pay plans, or in accordance with local practices outside the United States.

      A reconciliation of activity with respect to the liabilities established for these plans is as follows:

(Dollars in millions)                                        March 31,    December 31,
                                                               2003           2002
                                                             ---------    ------------
Balance at beginning of year                                  $    22       $    43
     Additional termination benefits and other exit costs           2            25
     Cash payments                                                (10)          (39)
     Reversals against goodwill                                    --            (3)
     Reversals against earnings                                    --            (2)
     Transferred with discontinued operations                      --            (2)
                                                              -------       -------
Balance at end of period                                      $    14       $    22
                                                              =======       =======

      The balance at the end of the period represents severance benefits and other exit costs of which $12 million pertains to the 2001 restructuring plan and $2 million pertains to a prior year plan. The Company expects cash payments relating to these plans to be made over the next two years.

      Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring)." SFAS 146 defines the timing of the recognition of costs associated with exit or disposal activities, the types of costs that may be recognized and the methodology for calculating the fair value of such costs. In the first quarter of 2003, the Company did not recognize any costs associated with exit or disposal activities pursuant to SFAS 146.

11. Debt

      A summary of short-term and long-term debt follows:

(Dollars in millions)                                 March 31,    December 31,
                                                        2003           2002
                                                      ---------    ------------
SHORT-TERM:
Banks                                                  $    --       $     1
Current maturities of long-term debt                       145           144
                                                       -------       -------
                                                       $   145       $   145
                                                       =======       =======

      Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. At March 31, 2003, the Company had $15 million of unused short-term lines of credit that may be drawn as needed. There were no short-term lines of credit in use at March 31, 2003.

(Dollars in millions)                                       March 31,   December 31,
                                                              2003          2002
                                                            ---------   ------------
LONG-TERM:
6.60% notes due 2027                                         $   100      $   100
6.625% notes due 2003                                            125          125
11.125% senior notes due 2007                                    400          400
8% convertible subordinated debentures due 2010                    3            3
Term notes at various rates from 4.07% to 8.56% due in
varying amounts through 2006                                      47           50
Term B loan due 2007                                             199          200
Other                                                              4            4
                                                             -------      -------
                                                                 878          882
Current maturities of long-term debt                            (145)        (144)
                                                             -------      -------
Net long-term debt                                           $   733      $   738
                                                             =======      =======

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

      As of March 31, 2003, $58 million of the $125 million revolver was available for use. The Company had outstanding letters of credit associated with the credit facility of $67 million at March 31, 2003.

      The Company's new senior credit facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio ("leverage ratio") and an interest coverage ratio and establishes limitations on the permitted amount of annual capital expenditures.

12. Company-obligated Preferred Securities of Subsidiary Trusts

      Company-obligated Preferred Securities of Subsidiary Trusts consists of:

(Dollars in millions)                                 March 31,    December 31,
                                                         2003           2002
                                                      ---------    ------------
9.42% Trust Originated Preferred Securities           $    363       $    363
6 1/2% CRESTS Units                                        262            261
                                                      ---------      ---------
                                                      $    625       $    624
                                                      =========      =========

13. Asset Retirement Obligations

      Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143, which was issued in June 2001, establishes accounting and reporting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires that the fair value of an asset retirement obligation be recorded when incurred. Included within the scope of SFAS 143 are environmental remediation liabilities that resulted from the normal operation of a long-lived asset. The Company has a number of environmental remediation liabilities associated with current and former operations that were incurred during the course of normal operations.
The most significant differences in the measurement of these obligations under SFAS 143 are outlined below:

      RECORDING OF FULL OBLIGATION: SFAS 143 requires that the fair value of an asset retirement obligation be recorded when it is incurred if a reasonable estimate of fair value can be made. Under SFAS 143, uncertainties (probability) in the amount and timing of settlement are incorporated into the fair value measure of the recognized liability, whereas under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," and FASB Interpretation 14, "Reasonable Estimation of the Amount of a Loss," uncertainties are considered in determining recognition of a liability.

      PRESENT VALUE OF OBLIGATION: SFAS 143 requires that the fair value of the asset retirement obligation be discounted using a credit adjusted risk-free rate.

      CAPITALIZATION OF COSTS RELATED TO ENVIRONMENTAL CONTAMINATION: SFAS 143 requires capitalization of costs as a component of fixed assets to the extent there is a corresponding operating asset. EITF 90-8, "Capitalization of Costs to Treat Environmental Contamination," permitted capitalization of environmental remediation costs incurred in preparing a property for sale.

      With the adoption of SFAS 143, the Company recorded an increase to its environmental remediation liabilities of $28 million with a corresponding increase to property, plant, and equipment of $2 million and a decrease in capitalized environmental remediation costs of $18 million, resulting in an after-tax charge of $28 million ($44 million on a pre-tax basis), or $0.26 per share, as a cumulative effect of a change in accounting principle.

      The following table provides a reconciliation of the changes in the asset retirement obligations during the period.

                                                 SFAS 143 Adoption
                                             ---------------------------
                                   Balance     Cumulative    Capitalized   Liabilities                 Balance
                                  January 1,     Effect      Retirement     (Incurred)                 March 31,
                                    2003       Adjustment    Obligations     Settled      Accretion      2003
                                  ----------   ----------    -----------   -----------    ---------    ---------
Capitalized remediation costs      $    18      $   (18)       $    --       $    --       $    --      $    --
Environmental Remediation
  Liabilities:
    SFAS 143 ARO sites                 (85)         (26)            (2)            2            --         (111)
    Non-SFAS 143 sites                  (3)          --             --            (1)           --           (4)
                                   -------      -------        -------       -------       -------      -------
                                   $   (70)     $   (44)       $    (2)      $     1       $    --      $  (115)
                                   =======      =======        =======       =======       =======      =======

      The accretion the Company recognized during the quarter was rounded to zero.

14. Commitments and Contingencies

GUARANTEES

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The initial recognition and measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company applied the initial recognition and measurement provisions on a prospective basis effective January 1, 2003. FIN 45 modifies existing disclosure requirements for most guarantees and requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. Disclosure about each group of similar guarantees is provided below:

INDEMNIFICATIONS

      In connection with the sale of Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sale transactions and business activities prior to the ultimate closing of the sale. The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend, and/or indemnify the buyer. These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions. The carrying amount recorded for all indemnifications as of March 31, 2003 was $110 million.

      In addition, in connection with these transactions, the Company has generally provided indemnifications on general corporate matters such as ownership of the relevant assets, the power and corporate authority to enter into transactions and the satisfaction of liabilities not assumed by the buyer. These indemnifications generally have indefinite terms.

      Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. Generally, there are no specific recourse provisions. Approximately $1 million in cash is held in escrow or collateral to cover certain indemnifications related to the sale of a business in 2001.

      In addition, the Company provides certain indemnifications in the ordinary course of business such as product, patent and performance warranties in connection with the manufacture, distribution and sale of its products and services. Due to the nature of these indemnities, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

DEBT OBLIGATIONS

      The Company has directly guaranteed various debt obligations under agreements with third parties related to subsidiaries and affiliates, and/or other unaffiliated companies. At March 31, 2003, the Company had directly guaranteed $23 million of such obligations. This represents the maximum principal amount of potential future payments that the Company could be required to make under the guarantees. Any applicable interest and expenses would generally be added to the amount of the obligations.

      Directly guaranteed obligations include approximately $8 million of outstanding obligations which are recorded as debt in the Company's Consolidated Financial Statements. Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations. The Company will be required to perform on these guarantees in the event of default by the guaranteed party.

INTERCOMPANY GUARANTEES

      The Company and its subsidiaries have intercompany guarantees between and among themselves which aggregate approximately $165 million as of March 31, 2003. These guarantees relate to intercompany loans used to facilitate normal business operations. All of the $165 million has been eliminated from the Company's Consolidated Financial Statements.

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

      Hercules has been identified as a potentially responsible party ("PRP") by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The range of the reasonably possible share of costs for the investigation and cleanup of current and former operating sites, and other locations where the Company may have a known liability is between $115 million and $225 million. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years and timing of remedial activity required, which could range from 0 to 30.

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

      United States, et al. v. Vertac Corporation, et al., USDC No. LR-C-80-109 and LR-C-80-110 (E.D. Ark.)

      This case, a cost-recovery action based upon the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA", or the Superfund statute), as well as other statutes, has been pending since 1980, and involves liability for costs expended and to be expended in connection with the investigation and remediation of the Vertac Chemical Company ("Vertac") site in Jacksonville, Arkansas. Hercules owned and operated the site from December 1961 until 1971. The site was used for the manufacture of certain herbicides and, at the order of the United

States, Agent Orange. In 1971, the site was leased to Vertac's predecessor. In 1976, Hercules sold the site to Vertac. The site was abandoned by Vertac in 1987, and Vertac was subsequently placed into receivership. Both prior to and following the abandonment of the site, the EPA and the Arkansas Department of Pollution Control and Ecology ("ADPC&E") were involved in the investigation and remediation of contamination at and around the site. Pursuant to several orders issued pursuant to CERCLA, Hercules actively participated in many of these activities. The cleanup is essentially complete, except for certain on-going maintenance and monitoring activities. This litigation primarily concerns the responsibility and allocation of liability for the costs incurred in connection with these activities.

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

      The trial on remand commenced on October 8, 2001, continued through October 19, 2001, resumed on December 11, 2001 and concluded on December 14, 2001. At the trial, the Company presented both facts and law to the District Court in support of its belief that the Company should not be liable under CERCLA for some or all of the costs incurred by the government in connection with the site because those harms are divisible. The District Court has not yet rendered its decision. Should the Company prevail on remand, any liability to the government will be either eliminated or reduced from the prior judgment.

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

      The Allegany Ballistics Laboratory ("ABL") is a government-owned facility which was operated by Hercules from 1945 to 1995 under contract with the United States Department of the Navy. The Navy has notified Hercules that they would like to negotiate with Hercules with respect to certain environmental liabilities which, the Navy alleges, are attributable to Hercules' past operations at ABL. The Navy alleges that, pursuant to CERCLA, it has spent a total of $24.8 million and expects to spend an additional $60 million over the next 10 years. The Company is currently investigating the Navy's allegations, including the basis of the Navy's claims, and whether the contracts with the government pursuant to which the Company operated ABL may insulate the Company from some or all of the amounts sought. At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported above.

      At March 31, 2003, the accrued liability for environmental remediation was $115 million. The extent of liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules, and the resolution of any of these matters during a specific period could have a material effect on the quarterly or annual results of that period.

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

      Since entering into those agreements, the Company has continued to receive and settle or otherwise resolve claims on an on-going basis. Between January 1, 2002 and December 31, 2002, the Company received approximately 11,000 new claims, approximately half of which were included in "consolidated" complaints naming anywhere from one hundred to thousands of plaintiffs and a large number of defendants, but providing little information connecting any specific plaintiff's alleged injuries to any specific defendant's products or premises. It is the Company's belief that a significant majority of these "consolidated" claims will be dismissed for no payment. During that same time period, the Company also received approximately 13,000 other new claims, most of which were included in "consolidated" complaints, which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability. Between January 1, 2003 and March 31, 2003, the Company received approximately 6,380 new claims, of which approximately 4,040 claims were included in "consolidated" complaints. The Company is continuing to evaluate whether the claims experience of 2002 and the first quarter of 2003, which represents a significant increase over prior years, is an anomaly or a new trend.

      With respect to total claims pending, as of March 31, 2003, there were approximately 21,180 unresolved claims, of which approximately 1,055 were premises claims. There were also approximately 2,220 unpaid claims which have been settled or are subject to the terms of a settlement agreement. In addition, as of March 31, 2003, there were approximately 13,340 claims (including the 13,000 claims noted in the above paragraph) which have been dismissed without payment or are in the process of being dismissed without payment.

      The Company anticipates that the primary and first level excess insurance policies referenced above will likely exhaust over the next 1 to 2 months, assuming that the rate of settlements and payments remains relatively consistent with the Company's past experience. Nonetheless, based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and estimated future asbestos-related liabilities, as discussed in the paragraph below.

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

      The initial findings of the study referenced above identify a range of the Company's reasonably possible financial exposure for these matters. The Company is not presently able to specify its best estimate of its liability within that range. The Company recorded a gross accrual of $225 million for present and future potential asbestos claims before anticipated insurance recoveries resulting in a net charge of $65 million related to these matters in the period ended September 30, 2002. At March 31, 2003, the Company has a remaining accrual of $205 million for the gross liability. The Company believes that it is probable that $126 million of the $205 million accrual will be funded by or recovered from insurance carriers. At March 31, 2003, the consolidated balance sheet reflects a current insurance receivable of $7 million and a long-term insurance receivable of $119 million. The Company, in conjunction with outside advisors, will continue to study its asbestos-related exposures, insurance recovery expectations, and reserves on an on-going basis, and make adjustments as appropriate.

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

      In connection with the grand jury investigation noted above in the paragraph describing the Cape Composites litigation, in January 2000, the United States Department of Justice ("DOJ"), Antitrust Division, served a grand jury subpoena duces tecum upon Hercules. The Company has been advised that it is one of several manufacturers of carbon fiber and carbon prepreg that have been served with such a subpoena.

      On September 28, 2000, the Company sold its Food Gums Division to CP Kelco ApS, a joint venture that the Company entered into with Lehman Brothers Merchant Banking Partners II, L.P. CP Kelco also acquired the biogums business of Pharmacia Corporation (formerly Monsanto Company). In April 2001, CP Kelco U.S., Inc., a wholly-owned subsidiary of CP Kelco ApS sued Pharmacia (CP Kelco U.S., Inc. v. Pharmacia Corporation U.S. District Court for the District of Delaware, Case No. 01-240-RRM), alleging federal securities fraud, common law fraud, breach of warranties and representations, and equitable fraud. In essence, the lawsuit alleges that Pharmacia misrepresented the value of the biogums business, resulting in damages to CP Kelco U.S., including the devaluation of CP Kelco U.S.'s senior debt by the securities markets. In June 2001, Pharmacia filed a third-party complaint against the Company and Lehman. That complaint seeks contribution and indemnification from the Company and Lehman, jointly and severally, for any damages that may be awarded to CP Kelco U.S. in its action against Pharmacia. The Company filed a Motion for Judgement on the Pleadings, which was granted by the Magistrate Judge on September 19, 2002. In March 2003, the Magistrate Judge's ruling was adopted by the District Court judge. Prior to a trial on the case-in-chief, the District Court dismissed the Company from the case, subject to Pharmacia's right to appeal. On April 28, 2003, a jury trial began on the case-in-chief among CP Kelco, Lehman and Pharmacia. After the commencement of jury deliberations, the parties reached a settlement. The terms of the settlement are confidential. Given the settlement of the case-in-chief, the Company believes that the District Court's earlier dismissal of the Company would be upheld, if appealed.

      In November 2002, an action for declaratory judgment was filed in the U.S. District Court for the District of Delaware under the caption of Atofina Chemicals, Inc. and Atofina v. Hercules Incorporated (Civil Action No. 02-1613). In this action, Atofina seeks a declaration from the court regarding its liability for certain damages sought by the Company as compensation for injuries arising from the actions of Atofina, Akzo Nobel Chemicals and Clariant (including its successor in interest, Hoechst Celanese) in fixing the prices of monochloracetic acid and sodium monochloractetate from 1995 to 2000. The Company in response has counter-claimed against the entities identified above and affiliated companies for damages and injunctive relief. The matter is still in the pleadings stage with discovery to follow. The Company has settled with one of the parties. The terms of the settlement are confidential.

      By Order dated May 6, 2003, the U.S. District Court for the Middle District of Louisiana remanded to the 18th Judicial District Court for the Parish of Iberville, Louisiana, a total of nine (9) consolidated lawsuits, including two (2) lawsuits in which the Company is a defendant. These two lawsuits are Jerry Oldham, et al. v. The State of Louisiana, et al., Civil Action No. 55,160, 18th Judicial District Court, Parish of Iberville, Louisiana and John Capone, et al. v. The State of Louisiana, et al., Civil Action No. 56,048C, 18th Judicial District Court, Parish of Iberville, Louisiana, were served on the Company in September 2002 and October 2002, respectively. The Oldham case is a purported class action comprised of approximately 2,000 plaintiffs, and the Capone case is a consolidated action by approximately 44 plaintiffs. Both actions assert claims against the State of Louisiana, the Company, American PetroFina, Hercofina, Ashland Oil, International Minerals and Chemicals, Allemania Chemical, Ashland Chemical and the Parish of Iberville. The purported class members and plaintiffs, who claim to have worked or lived at or around the Georgia Gulf plant in Iberville Parish, allege injury and fear of future illness from the consumption of contaminated water and, specifically, elevated levels of arsenic in that water. As to the Company, plaintiffs allege that the Company, itself, and then as part of a joint venture, operated a nearby plant and, as part of those operations, used a groundwater injection well to dispose of various wastes, and that those wastes contaminated the potable water supply at Georgia Gulf. On October 17, 2002, the Company removed these matters to federal court. In January 2003, the U.S. District Court for the Middle District of Louisiana consolidated the Capone and Oldham matters with other lawsuits in which the Company is not a party. Plaintiffs sought remand which, as noted above, was granted by Order dated May 6, 2003. Discovery is now beginning. The Company denies any liability and intends to vigorously defend these matters.

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

      At March 31, 2003, the consolidated balance sheet reflects a current liability of approximately $27 million and a long-term liability of approximately $184 million for litigation and claims. These amounts represent management's best estimate of the probable and reasonably estimable losses related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

15. Segment Information

      The table below reflects Net sales and Profit from operations for the three months ended March 31, 2003 and 2002.

(Dollars in millions)                               Three Months Ended
                                                         March 31,
                                                   --------------------
                                                    2003          2002
                                                   ------        ------
Net sales:
     Performance Products                          $  356        $  327
     Engineered Materials and Additives                85            75
                                                   ------        ------
            Consolidated                           $  441        $  402
                                                   ======        ======

Profit from operations:
    Performance Products                           $   56        $   58
    Engineered Materials and Additives                  2             3
    Reconciling Items (a)                               1            (7)
                                                   ------        ------
            Consolidated                           $   59        $   54
                                                   ======        ======



     (a) Reconciling Items for the three months ended March 31, 2003 include severance charges and income recognized as a result of a favorable legal settlement. Reconciling items for the three months ended March 31, 2002 include restructuring charges, environmental costs and other corporate costs not allocated to the businesses.


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

      In this presentation, Hercules consists of the parent company's operations. Guarantor subsidiaries and non-guarantor subsidiaries of Hercules are reported on an equity basis.

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2003

                                                                                        (Unaudited)
                                                                                    (Dollars in millions)
                                                                           Unconsolidated
                                                                --------------------------------------  Eliminations
                                                                            Guarantor    Non-Guarantor       &
                                                                 Parent    Subsidiaries  Subsidiaries   Adjustments   Consolidated
                                                                --------   ------------  -------------  -----------  --------------

Net sales                                                       $    129     $    107      $    234      $    (29)      $    441
Cost of sales                                                         83           76           149           (27)           281
Selling, general, and administrative expenses                         28           15            47            --             90
Research and development                                               5            4             1            --             10
Intangible asset amortization                                          2           --            --            --              2
Other operating (income) expense, net                                 (2)          --             1            --             (1)
                                                                --------     --------      --------      --------       --------

Profit (loss) from operations                                         13           12            36            (2)            59

Interest and debt expense (income), net                               45          (15)          (11)           --             19
Preferred security distributions of subsidiary trusts                 --           --            15            --             15
Other expense, net                                                     1            2             1            --              4
                                                                --------     --------      --------      --------       --------

(Loss) income before income taxes and equity income (loss)           (33)          25            31            (2)            21

(Benefit) provision for income taxes                                 (11)           9            10            --              8

Equity loss of affiliated companies                                   --           --            --            --             --
Equity income (loss) from consolidated subsidiaries                   35            2             1           (38)            --
                                                                --------     --------      --------      --------       --------

Net income (loss) from continuing operations before
 discontinued operations and cumulative effect of
 changes in accounting principle                                      13           18            22           (40)            13

Net (loss) income from discontinued operations, net of tax            --           --            --            --             --
Net income (loss) before cumulative effect of changes in
 accounting principle                                                 13           18            22           (40)            13
Cumulative effect of changes in accounting principle,
 net of tax                                                          (28)          --            --            --            (28)
                                                                --------     --------      --------      --------       --------

Net (loss) income                                               $    (15)    $     18      $     22      $    (40)      $    (15)
                                                                ========     ========      ========      ========       ========

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2002

                                                                                        (Unaudited)
                                                                                    (Dollars in millions)
                                                                           Unconsolidated
                                                                --------------------------------------  Eliminations
                                                                            Guarantor    Non-Guarantor       &
                                                                 Parent    Subsidiaries  Subsidiaries   Adjustments   Consolidated
                                                                --------   ------------  -------------  -----------  --------------


Net sales                                                       $    133     $    115      $    200      $    (46)      $    402
Cost of sales                                                         84           81           124           (46)           243
Selling, general, and administrative expenses                         20           26            42            --             88
Research and development                                               5            4             1            --             10
Intangible asset amortization                                          1            1            --            --              2
Other operating (income) expense, net                                 (1)           4             2            --              5
                                                                --------     --------      --------      --------       --------

Profit (loss) from operations                                         24           (1)           31            --             54

Interest and debt expense (income), net                               68          (23)           (9)           --             36
Preferred security distributions of subsidiary trusts                 --           --            15            --             15
Other expense, net                                                     1            1             2            --              4
                                                                --------     --------      --------      --------       --------

Loss (income) before income taxes and equity income (loss)           (45)          21            23            --             (1)

(Benefit) provision for income taxes                                 (11)           8             5            --              2

Equity loss of affiliated companies                                   --           --            --            --             --
Equity income (loss) from consolidated subsidiaries                   31           15             1           (47)            --
                                                                --------     --------      --------      --------       --------

Net (loss) income from continuing operations before
 discontinued operations and cumulative effect of changes
 in accounting principle                                              (3)          28            19           (47)            (3)
Net (loss) income from discontinued operations, net of tax          (209)          12            10           (22)          (209)
Net (loss) income before cumulative effect of changes in
 accounting principle                                               (212)          40            29           (69)          (212)
Cumulative effect of changes in accounting principle,
 net of tax                                                         (368)          --            --            --           (368)
                                                                --------     --------      --------      --------       --------

Net (loss) income                                               $   (580)    $     40      $     29      $    (69)      $   (580)
                                                                ========     ========      ========      ========       ========

Condensed Consolidating Balance Sheet
March 31, 2003

                                                                                        (Unaudited)
                                                                                    (Dollars in millions)
                                                                           Unconsolidated
                                                                --------------------------------------  Eliminations
                                                                            Guarantor    Non-Guarantor       &
                                                                 Parent    Subsidiaries  Subsidiaries   Adjustments   Consolidated
                                                                --------   ------------  -------------  -----------  --------------
ASSETS

Current assets

   Cash and cash equivalents                                    $    106     $      6      $    106      $     --       $    218
   Restricted cash                                                   125           --            --            --            125
   Accounts and notes receivable, net                                 90           66           212            --            368
   Intercompany receivables                                           80           25            19          (124)            --
   Inventories                                                        49           55            85           (12)           177
   Deferred income taxes                                              20           17             2            --             39
                                                                --------     --------      --------      --------       --------
Total current assets                                                 470          169           424          (136)           927
Property, plant, and equipment, net                                  173          162           328            --            663
Investments in subsidiaries                                        2,351           69            50        (2,470)            --
Goodwill and other intangible assets, net                            232           90           351            --            673
Deferred income taxes                                                122           --            15          (117)            20
Other assets                                                         344           13            57            --            414
                                                                --------     --------      --------      --------       --------
Total assets                                                    $  3,692     $    503      $  1,225      $ (2,723)      $  2,697
                                                                ========     ========      ========      ========       ========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

   Accounts payable                                             $     49     $     17      $    101      $     --       $    167
   Accrued expenses                                                   91          125            57            --            273
   Intercompany payables                                               8           71            45          (124)            --
   Short-term debt                                                   127           --            18            --            145
                                                                --------     --------      --------      --------       --------
Total current liabilities                                            275          213           221          (124)           585
Long-term debt                                                       700           --            33            --            733
Deferred income taxes                                                 --          117            71          (117)            71
Postretirement benefits and other liabilities                        655           71            66            --            792
Company-obligated preferred securities of subsidiary trusts           --           --           625            --            625
Intercompany notes payable/(receivable)                            2,171       (1,050)       (1,121)           --             --
Stockholders' deficit                                               (109)       1,152         1,330        (2,482)          (109)
                                                                --------     --------      --------      --------       --------
Total liabilities and stockholders' deficit                     $  3,692     $    503      $  1,225      $ (2,723)      $  2,697
                                                                ========     ========      ========      ========       ========

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2003

                                                                                        (Unaudited)
                                                                                    (Dollars in millions)
                                                                           Unconsolidated
                                                                --------------------------------------
                                                                            Guarantor    Non-Guarantor
                                                                 Parent    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                                --------   ------------  -------------  -----------  --------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                       $    (36)    $     15      $     33      $     --       $     12

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                  (2)          (2)           (4)           --             (8)
Proceeds of investment and fixed asset disposals                      --           --             3            --              3
Other, net                                                            --           --             1            --              1
                                                                --------     --------      --------      --------       --------
Net cash used in investing activities                                 (2)          (2)           --            --             (4)
                                                                --------     --------      --------      --------       --------

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt repayments                                             (1)          --            (4)           --             (5)
Change in short-term debt                                             --           --            (1)           --             (1)
Change in intercompany, noncurrent                                     9          (14)            5            --             --
Common stock issued                                                    5           --            --            --              5
                                                                --------     --------      --------      --------       --------

Net cash provided by (used in) financing activities                   13          (14)           --            --             (1)
Effect of exchange rate changes on cash                               --           --             2            --              2
                                                                --------     --------      --------      --------       --------
Net (decrease) increase in cash and cash equivalents                 (25)          (1)           35            --              9
Cash and cash equivalents at beginning of period                     131            7            71            --            209
                                                                --------     --------      --------      --------       --------
Cash and cash equivalents at end of period                      $    106     $      6      $    106      $     --       $    218
                                                                ========     ========      ========      ========       ========

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2002

                                                                                        (Unaudited)
                                                                                    (Dollars in millions)
                                                                           Unconsolidated
                                                                --------------------------------------
                                                                            Guarantor    Non-Guarantor
                                                                 Parent    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                                --------   ------------  -------------  -----------  --------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES OF
CONTINUING OPERATIONS                                           $    (17)    $     32      $    (10)     $    (20)      $    (15)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                  (2)          (1)           (2)           --             (5)
Proceeds of investment and fixed asset disposals                       8            2             1            --             11
Other, net                                                            --           (3)           --             3             --
                                                                --------     --------      --------      --------       --------
Net cash provided by (used in) investing activities of
continuing operations                                                  6           (2)           (1)            3              6
                                                                --------     --------      --------      --------       --------

CASH FLOW FROM FINANCING ACTIVITIES:
Long-term debt proceeds                                              155           --            --            --            155
Long-term debt repayments                                           (105)          --           (73)           --           (178)
Change in short-term debt                                             --           --             2            --              2
Change in intercompany, noncurrent                                   (46)          29            --            17             --
Common stock issued                                                    2           --            --            --              2
                                                                --------     --------      --------      --------       --------

Net cash provided by (used in) financing activities of
continuing operations                                                  6           29           (71)           17            (19)

Net cash flow (used in) provided by discontinued operations           --          (67)           74            --              7
Effect of exchange rate changes on cash                               --           --            (3)           --             (3)
                                                                --------     --------      --------      --------       --------
Net decrease in cash and cash equivalents                             (5)          (8)          (11)           --            (24)
Cash and cash equivalents at beginning of period                       8           12            56            --             76
                                                                --------     --------      --------      --------       --------
Cash and cash equivalents at end of period                      $      3     $      4      $     45      $     --       $     52
                                                                ========     ========      ========      ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Within the following discussion, unless otherwise stated, "quarter" and "three-month period" refer to the first quarter of 2003 and the three months ended March 31, 2003. All comparisons are with the corresponding period in the previous year, unless otherwise stated.

      The Company operates through two reportable segments and four divisions:
Performance Products (Pulp and Paper, Aqualon) and Engineered Materials and Additives (FiberVisions, Pinova).

      The table below reflects Net sales and Profit from operations for the quarters ended March 31, 2003 and 2002. Substantially all reconciling items have been allocated to the segments. The reconciling items primarily include corporate expenses.

(Dollars in millions)                              Three Months Ended
                                                        March 31,
                                                  --------------------
                                                   2003          2002
                                                  ------        ------
Net sales:
  Performance Products                            $  356        $  327
  Engineered Materials and Additives                  85            75
                                                  ------        ------
Consolidated                                      $  441        $  402
                                                  ======        ======

Profit from operations:
  Performance Products                            $   56        $   58
  Engineered Materials and Additives                   2             3
  Reconciling Items (a)                                1            (7)
                                                  ------        ------
Consolidated                                      $   59        $   54
                                                  ======        ======

(a) Reconciling Items for the three months ended March 31, 2003 include severance charges and income recognized as a result of a favorable legal settlement. Reconciling items for the three months ended March 31, 2002 include restructuring charges, environmental costs and other corporate costs not allocated to the businesses.

      Consolidated net sales were $441 million for the quarter, an increase of $39 million, or 10%. Compared to the first quarter 2002, prices were flat while volume/mix had a 3% positive impact and rate of exchange had a 7% positive impact. Volumes improved 7% versus the prior year. Regionally, net sales improved 2% in North America, 24% in Europe and 15% in Asia Pacific and declined 12% in Latin America. European sales were higher primarily due to the positive impact of the weaker dollar versus the euro. Profit from operations improved $5 million, or 9%. The improvement in profit from operations was driven by higher volumes, the positive impact of the weaker dollar versus the euro and reductions in the Company's fixed cost structure pursuant to the comprehensive cost reduction and work process redesign program (see Note 10) commenced in 2001; offsetting these amounts were higher raw material and energy costs, higher insurance expenses and higher pension and postretirement costs. Profit from operations benefited from income recognized as a result of a favorable legal settlement as well as lower environmental and severance charges versus the prior year.

      In the Performance Products segment, net sales grew $29 million, or 9%, and profit from operations declined $2 million, or 3%. In the Pulp and Paper Division, net sales growth resulted from 7% higher volumes as a result of the supply agreement with G.E. Betz. These volumes were recorded as intercompany sales prior to the divestiture of the Water Treatment Business. Profit from operations in the three-month period was negatively impacted by higher energy and raw material costs and higher pension expenses offset by lower selling, general and administrative expenses. Demand in the North American and European markets was weaker than expected with extended shutdowns at a number of paper mills. In addition, weather conditions in the southeastern United States affected wood chip supply and slowed production with a number of the Company's customers. Aqualon experienced 12% net sales growth and a 6% improvement in profit from operations in the quarter versus the prior year quarter. These improvements were largely driven by 4% higher volumes and the positive effect of rate of exchange. Volume improvements were driven largely by improved oilfield demand as rig counts were up worldwide versus the prior year. Profit from operations was negatively impacted by higher pension expenses.

      In the Engineered Materials and Additives segment, net sales increased $10 million, or 13%, and profit from operations declined $1 million, or 33%. FiberVisions net sales increased 26% as a result of the positive rate of exchange effect, 14% higher volumes and the contractual customer pass through of higher polymer costs. Profit from operations was flat for the quarter. Higher volumes, resulting from increased demand for fibers in wipes and baby diapers, were offset by higher polymer costs. FiberVisions can recover approximately 75% of the higher polymer costs with a four to eight week lag depending on the terms of the customer contract. Conversely, when polymer prices begin to decline, the lag results in margin recovery. Net sales in Pinova experienced a 12% decline as a result of 5% lower volumes and changes in product/mix. Pinova's decreased volumes were due to lost sales from competitive pricing in the chewing gum market. Profit from operations decreased $1 million as a result of the lower volumes and higher pension expenses.

      Interest and debt expense, and preferred security distributions of subsidiary trusts decreased $17 million for the quarter, primarily due to lower outstanding debt balances, reflecting the application of proceeds from the sale of the Water Treatment Business on April 29, 2002.

      The effective tax rate for the quarter for continuing operations was 38% versus 200% for the same period 2002. The rate for the 2002 quarter was unfavorably impacted by the mix of earnings and losses by geographic region. The anticipated full year 2003 tax rate is approximately 38%.

DISCONTINUED OPERATIONS

      On April 29, 2002, Hercules completed the sale of the Water Treatment Business to GE Specialty Materials, a unit of General Electric Company (see Note
4). The sale price was $1.8 billion in cash, resulting in net after-tax proceeds of approximately $1.7 billion. The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility. Pursuant to SFAS 144, the Water Treatment Business has been treated as a discontinued operation as of February 12, 2002, and accordingly, all financial information has been restated. The loss from discontinued operations for the three months ended March 31, 2002 includes an after-tax loss on the disposal of the business of $230 million.

      The Paper Process Chemicals Business, representing approximately one-third of the business of BetzDearborn Inc. when it was originally acquired in 1998, was fully integrated into and continues to be reported within Pulp and Paper.

FINANCIAL CONDITION

      Liquidity and Financial Resources: Net cash provided by continuing operations was $12 million for the three-month period compared to cash used by continuing operations of $15 million in the first quarter 2002. The current ratio has increased to 1.60 at March 31, 2003, compared with 1.47 at December 31, 2002. The quick ratio has increased to 1.30 at March 31, 2003 from 1.20 at December 31, 2002.

      As of March 31, 2003, the Company had $58 million available under its $125 million revolving credit agreement and $15 million of unused short-term lines of credit. The Company had outstanding letters of credit associated with the credit facility of $67 million at March 31, 2003. The Company expects to meet short-term cash requirements from current available cash, operating cash flow and availability under lines of credit.

      Capital expenditures are expected to be between $45 million and $58 million during 2003. On April 28, 2003, the Company announced capacity expansion plans for the Natrosol(R) HEC (Hydroxyethylcellulose) and Natrosol(R) Plus product lines. The expansion, which will be staged at Aqualon's production facilities in New Jersey, Virginia and The Netherlands, is expected to begin in the fourth quarter 2003 and to be completed by the end of 2004. The expansion and upgrades are designed to increase annual capacity by 10,000 tons and have the added capability to produce new products now under development.

      Capital Structure and Commitments: Total capitalization (stockholders' (deficit) equity, company-obligated preferred securities of subsidiary trusts and debt) remained flat at $1.4 billion at March 31, 2003 from year-end 2002. The ratio of debt-to-total capitalization decreased to 63% at March 31, 2003 from 64% at December 31, 2002. In June 2003, the $125 million 6.625% notes will mature. The Company has placed $125 million in proceeds from the term B loan into an escrow account to pay the 6.625% notes. The escrow funds have been recognized as restricted cash on the Consolidated Balance Sheet.

2003 OUTLOOK

      The Company has experienced higher pension, health care, insurance, energy and raw material costs than anticipated. Energy and natural gas price spikes caused a number of raw material prices to increase as suppliers used the opportunity to improve margins. It also caused some structural changes and reductions in capacity. The Company expects raw material prices to remain up for some period of time.

      More specifically, producers of materials derived from the chlor-alkalai, ethylene and natural gas chains are passing through increases in commodity prices. A combination of market tightness due to capacity consolidation, Venezuelan production interruptions and the war in Iraq affected many downstream products. Solvents, surfactants and a number of other raw materials came under pressure in the first quarter as all suppliers announced price increases. In general, realized increases were well below announced price increases.

      The Company raised prices across all four divisions, the effects of which are expected to be realized beginning in the second quarter. The U.S. dollar continues to weaken versus the euro.

      In Pulp and Paper, production is expected to remain sluggish in the near-term. In April, Pulp and Paper announced price increases across several product lines to offset rising raw material and energy costs. However, the environment continues to be very difficult and requires delivery of total cost savings to customers through new product and application technology. Over the long-term, Pulp and Paper is forecasting production growth for the global paper industry to be consistent with historical trends.

      In Aqualon, market conditions continue to be weak, but slightly ahead of last year. However, Aqualon has seen increases in the oilfield-related businesses.

      FiberVisions anticipates no benefit from any economic upturn in 2003. First quarter 2003 volume increases are due to new product introduction, pipeline fill, some gain in market share and strong customer market share.

      In Pinova, market conditions remain unchanged.

CRITICAL ACCOUNTING POLICIES

      Effective January 1, 2003, the Company adopted SFAS 143 (see Note 13). Adoption of SFAS 143 resulted in the Company increasing the recorded liabilities for environmental remediation obligations. The actual costs for environmental remediation obligations will depend on numerous factors, including the actual methods of remediation required or agreed to, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in environmental laws and regulations, technological developments, and the years and timing of remedial activity required. SFAS 143 introduced additional variables into the measurement of these obligations, including probability weighting of expected cash flows, present value and assumptions regarding interest rates. Revisions to either the timing or amount of estimated cash flows, as well as the passage of time, will result in changes to the recorded liability.

RECENT EVENTS

      On March 20, 2003, the Hercules Shareholders' Committee for New Management filed a preliminary proxy statement with the SEC announcing that it will solicit proxies to elect four candidates to the Board of Directors of Hercules Incorporated at the upcoming 2003 Annual Meeting. The Committee is comprised of International Specialty Products Inc., a privately-held international specialty chemicals company, four current members of the Hercules Board and the Committee's four nominees for election to the Board of Directors at this year's annual meeting. Since the initial filing, the Committee has filed several amendments to the preliminary proxy statement, as well as definitive additional soliciting materials.

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

      The Company's derivative and other financial instruments subject to interest rate risk at March 31, 2003 consist of debt instruments, pension benefit obligations and pension plan assets invested in fixed rate securities. The debt instruments had a net market value at March 31, 2003 of $1.46 billion. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their current levels, with all other variables held constant. A 100-basis point increase in interest rates at March 31, 2003 would result in a $61 million decrease in the net market value of the liability. A 100-basis point decrease in interest rates at March 31, 2003 would result in a $78 million increase in the net market value of the liability.

      The Company's financial instruments subject to foreign currency exchange risk consist of foreign currency forward contracts and represent a net liability position of $0.6 million at March 31, 2003. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at March 31, 2003 would result in a $1.1 million increase in the net liability position, while a 10% weakening of the dollar versus other currencies would result in a $1.1 million decrease in the net liability position resulting in a net asset position.

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

      The assets and liabilities associated with the Company's defined benefit pension plans are subject to interest rate and market risk. At March 31, 2003, the accumulated pension benefit obligation ("ABO") of the U.S. defined benefit plan was $1,227 million based on a discount rate of 6.75%. The fair value of the U.S. defined benefit plan assets at March 31, 2003 was $923 million. The assets of the U.S. defined benefit plan are invested as follows: $427 million in domestic corporate equity securities, $166 million in international corporate equity securities, $317 million in fixed income securities and $13 million in other investments. The Company has used an 8.75% assumed rate of return on plan assets for the U.S. plans effective January 1, 2003. A 100-basis point decrease or increase in the discount rate has approximately a plus or minus $130 million impact on the ABO. A 100-basis point decrease or increase in the assumed rate of return has approximately a plus or minus $12 million impact on the U.S. pension expense estimated for 2003.

      Environmental Litigation - Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $115 million and $225 million. The Company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected (see Note 14).

      Environmental remediation expenses are funded from internal sources of cash. Such expenses are not expected to have a significant effect on the Company's ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows.

      Other Litigation - Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business. These suits concern issues such as product liability, contract disputes, employee-related matters, patent infringement, environmental proceedings, property damage and personal injury matters. The Company is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to asbestos fibers from resin-encapsulated pipe and tank products which were sold by one of the Company's former subsidiaries to a limited industrial market ("products claims"). The Company is also a defendant in lawsuits alleging exposure to asbestos at facilities formerly or presently owned or operated by the Company ("premises claims"). The Company's estimated liability and insurance recoveries are based on numerous assumptions regarding the number of future claims, the cost of settlements, potential insurance recoveries and other variables. While the Company believes its estimates are reasonable, there can be no assurance that these assumptions will prove to be correct and the Company's actual experience may differ materially over time. Since it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period (see Note 14). The Company anticipates that its primary and first level excess insurance policies will likely exhaust over the next 1 to 2 months, assuming that the rate of settlements and payments remains relatively consistent with the Company's past experience. Nonetheless, based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and estimated future asbestos-related liabilities.

FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on what management believes to be reasonable assumptions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: ability to generate cash, ability to raise capital, ability to refinance, the result of the pursuit of strategic alternatives, ability to execute work process redesign and reduce costs, business climate, business performance, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, legislative changes, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, or the inability to eliminate or reduce such financial exposures by collecting indemnity payments from insurers, the impact of increased accruals and reserves for such exposures, and adverse changes in economic and political climates around the world, including terrorist activities and international hostilities. Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements. As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission. This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For discussion of quantitative and qualitative disclosure about market risk, see "Risk Factors" under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of March 31, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Vice President and Controller concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      For information related to Legal Proceedings, see Notes to Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Please see the exhibits listed on the Exhibit Index.

      (b)   Reports on Form 8-K

            Date of Report          Item No.       Financial Statements Included
            --------------          --------       -----------------------------
            February 13, 2003       5, 12          Yes

HERCULES INCORPORATED

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HERCULES INCORPORATED


                                     By:  /s/ Stuart C. Shears
                                          --------------------------------------
                                          Stuart C. Shears
                                          Vice President and Treasurer
                                          (Principal Financial Officer and duly
                                          authorized signatory)
                                          May 15, 2003


                                     By:  /s/ Fred G. Aanonsen
                                          --------------------------------------
                                          Fred G. Aanonsen
                                          Vice President and Controller
                                          (Principal Accounting Officer and duly
                                          authorized signatory)
                                          May 15, 2003

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


/s/ William H. Joyce
------------------------------------
William H. Joyce
Chairman and Chief Executive Officer
May 15, 2003

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


/s/ Fred G. Aanonsen
-----------------------------
Fred G. Aanonsen
Vice President and Controller
May 15, 2003

HERCULES INCORPORATED

                                  EXHIBIT INDEX

NUMBER                                DESCRIPTION

10-A* Amended and Restated Hercules Incorporated Management Incentive Compensation Plan, dated February 21, 2003

10-B*             Hercules Deferred Compensation Plan, restated December 1995

10-C*             Employment Offer Letter - Fred G. Aanonsen, dated June 27,
                  2001

10-D*             Employment Offer Letter - Robert C. Flexon, dated May 12, 2000

10-E* Hercules Executive Survivor Benefit Plan II dated January 1, 1987- Benefit structure is only applicable to one executive officer

99.1* Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2* Certification of Vice President and Controller Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed herewith