Form 10-Q
period 2003-06-30
HERCULES INC
filed 2003-08-07
CIK 46989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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
Yes:	X	No: _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes:	X	No: _

As of June 30, 2003, 110,885,674 shares of registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
Hercules Incorporated

Consolidated Statement of Operations
	(Unaudited)		(Unaudited)
(Dollars in millions, except per share)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$ 472	$ 437	$ 913	$ 839
Cost of sales (Note 7)	295	267	576	510
Selling, general and administrative expenses	91	84	181	172
Research and development	9	11	19	21
Intangible asset amortization (Note 5)	2	3	4	5
Other operating expense, net (Note 8)	2	19	1	24

Profit from operations	73	53	132	107
Interest and debt expense	19	25	38	61
Preferred security distributions of subsidiary trusts	14	14	29	29
Other expense, net (Note 9)	6	45	10	49

Income (loss) before income taxes and equity income	34	(31)	55	(32)
Provision (benefit) for income taxes	5	(9)	13	(7)

Income (loss) before equity income	29	(22)	42	(25)
Equity income of affiliated companies, net of tax	1	1	1	1
Net income (loss) from continuing operations before discontinued operations and cumulative effect of changes
in accounting principle	30	(21)	43	(24)
Net income (loss) on discontinued operations, net of tax (Note 4)	2	10	2	(199)
Net income (loss) before cumulative effect of changes in
accounting principle	32	(11)	45	(223)
Cumulative effect of changes in accounting principle, net of
tax (Notes 5 and 13)	-	-	(28)	(368)
Net income (loss)	$ 32	$ (11)	$ 17	$ (591)
Basic and diluted earnings (loss) per share (Note 6)
Continuing operations	$ 0.27	$ (0.19)	$ 0.39	$ (0.22)
Discontinued operations	$ 0.02	$ 0.09	$ 0.02	$ (1.83)
Cumulative effect of changes in accounting principle	$ -	$ -	$ (0.26)	$ (3.37)
Net income (loss)	$ 0.29	$ (0.10)	$ 0.15	$ (5.42)
Weighted-average number of shares - basic (millions)	110.5	109.0	110.0	109.0
Weighted-average number of shares - diluted (millions)	110.7	109.0	110.2	109.0

HERCULES INCORPORATED

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited)
	June 30,	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$ 171	$ 209
Restricted cash (Note 11)	-	125
Accounts and notes receivable (net of allowance for doubtful
accounts of $10 million and $12 million, respectively)	397	360
Inventories
Finished products	96	88
Materials, supplies, and work in process	86	79
Deferred income taxes	47	46
Total current assets	797	907
Property, plant, and equipment	2,005	1,925
Accumulated depreciation and amortization	(1,330)	(1,262)
Net property, plant, and equipment	675	663
Intangible assets, net (Note 5)	193	198
Goodwill, net (Note 5)	499	468
Deferred income taxes	17	15
Other assets	426	442
Total assets	$ 2,607	$ 2,693

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 172	$ 176
Accrued expenses	231	295
Short-term debt (Note 11)	21	145
Total current liabilities	424	616
Long-term debt (Note 11)	732	738
Deferred income taxes	77	80
Postretirement benefits and other liabilities	764	758
Commitments and contingencies (Note 14)	-	-
Company-obligated preferred securities of subsidiary trusts (Note 12)	625	624

Stockholders' deficit
Series preferred stock	-	-
Common stock (shares issued: 2003 - 159,984,444;
2002 - 159,984,444)	83	83
Additional paid-in capital	641	682
Unearned compensation	(86)	(93)
Accumulated other comprehensive losses	(384)	(454)
Retained earnings	1,500	1,483
	1,754	1,701
Reacquired stock, at cost (shares: 2003 - 49,098,770;
2002 - 50,615,487)	(1,769)	(1,824)
Total stockholders' deficit	(15)	(123)
Total liabilities and stockholders' deficit	$ 2,607	$ 2,693

HERCULES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in millions)	(Unaudited)
	Six Months Ended June 30,
	2003	2002

Net cash used in operating activities of continuing operations	$ (32)	$ (303)

Cash Flow from Investing Activities:
Capital expenditures	(19)	(13)
Proceeds of investment and fixed asset disposals	3	1,811
Decrease in restricted cash	125	-
Other, net	(4)	4
Net cash provided by investing activities of continuing operations	105	1,802

Cash Flow from Financing Activities:
Long-term debt proceeds	-	250
Long-term debt repayments	(133)	(1,770)
Change in short-term debt	(1)	(8)
Common stock issued	14	4
Net cash used in financing activities of continuing operations	(120)	(1,524)

Net cash provided by discontinued operations	-	25

Effect of exchange rate changes on cash	9	(4)

Net decrease in cash and cash equivalents	(38)	(4)
Cash and cash equivalents - beginning of period	209	76
Cash and cash equivalents - end of period	$ 171	$ 72

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 34	$ 66
Preferred security distributions of subsidiary trusts	29	29
Income taxes	20	133
Non-cash investing and financing activities:
Incentive and other employee benefit stock plan	7	-

 HERCULES INCORPORATED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss)	$ 32	$ (11)	$ 17	$ (591)
Foreign currency translation	50	33	70	(22)
Reclassification adjustment for loss
included in net income (loss)	-	103	-	103
Comprehensive income (loss)	$ 82	$ 125	$ 87	$ (510)

 HERCULES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

  These condensed consolidated financial statements and the notes to the consolidated financial statements of Hercules Incorporated ("Hercules" or the "Company") are unaudited as of and for the three and six months ended June 30, 2003 and 2002, but in the opinion of management include all adjustments necessary to present fairly in all material respects Hercules' financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules' Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.
  Stock-based Compensation

  Prior to January 1, 2003, the Company accounted for stock-based employee compensation plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring enhanced disclosure regarding stock-based compensation. The Company has elected to apply the fair value recognition provisions of SFAS 123 on a prospective basis to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company's stock-based compensation plans vest over periods ranging from 1 to 10 years. Therefore, the cost related to stock-based employee compensation included in the determination of net income in 2003 would be less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The Company did not grant any stock-based compensation pursuant to SFAS 123, as amended by SFAS 148, in the first six months of 2003.

  Pursuant to the disclosure requirements of SFAS 123, as amended by SFAS 148, the following table presents the pro forma effect on net income (loss) and earnings (loss) per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested stock-based employee compensation.
(Dollars in millions, except per share)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$ 32	$ (11)	$ 17	$ (591)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax
  2
3
  4
6
Pro forma net income (loss)	$ 30	$ (14)	$ 13	$ (597)
Earnings (loss) per share:
Basic - as reported	$ 0.29	$ (0.10)	$ 0.15	$ (5.42)
Basic - pro forma	$ 0.28	$ (0.13)	$ 0.12	$ (5.47)

Diluted - as reported	$ 0.29	$ (0.10)	$ 0.15	$ (5.42)
Diluted - pro forma	$ 0.28	$ (0.13)	$ 0.12	$ (5.47)
  Recent Accounting Pronouncements

  In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51"). FIN 46 addresses the application of ARB 51 to Variable Interest Entities ("VIEs"), and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is determined to be the primary beneficiary. The provisions of FIN 46 apply on a prospective basis to VIEs created after January 31, 2003 and become effective after June 30, 2003 for VIEs existing prior to January 31, 2003. The Company currently has two joint-venture VIEs that are presently accounted for using the equity method of accounting. These entities serve as strategic global marketers of the Company's bicomponent fibers. The assets and liabilities of these entities are not consolidated within the Company's financial statements. As of June 30, 2003, the fair value of the assets in these joint ventures was approximately $7 million and the fair values of the associated liabilities and non-controlling interests were approximately $6 million. No assets of the Company serve as collateral for the VIEs and the creditors of the VIEs have no recourse to the general credit of the Company. In addition, the Company has two wholly-owned consolidated subsidiary trusts, Hercules Trust I and Hercules Trust II (jointly, "the Trusts"), which are the issuers of the company-obligated preferred securities (see Note 12). Pursuant to FIN 46, it could be determined that (i) the Trusts are variable interest entities and (ii) the Company is not the primary beneficiary of these Trusts. If such determinations are made, the Company will be required to de-consolidate Hercules Trust I and Hercules Trust II, effective July 1, 2003.

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

  In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires certain financial instruments with both debt and equity characteristics to be classified as debt. The statement requires initial and subsequent valuation of this debt at a present or fair market value and is effective July 1, 2003. Upon adoption of SFAS 150 on July 1, 2003, $625 million of Company-obligated Preferred Securities of Subsidiary Trusts will be reclassified from the mezzanine section of the Consolidated Balance Sheet to the long-term liabilities section of the Consolidated Balance Sheet.

  Discontinued Operations

  On April 29, 2002, the Company completed the sale of the BetzDearborn Water Treatment Business (the "Water Treatment Business") to GE Specialty Materials, a unit of General Electric Company. The sale price was $1.8 billion in cash, resulting in net after-tax proceeds of approximately $1.7 billion. The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility (see Note 11). Pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") as adopted on January 1, 2002, the Water Treatment Business was treated as a discontinued operation as of February 12, 2002 and accordingly, all financial information was restated. The loss from discontinued operations for the six months ended June 30, 2002 includes an after-tax loss on the disposal of the business of $230 million. In the three and six months ended June 30, 2003, the Company recognized $2 million in net income for discontinued operations as a result of resolving issues relating to the divestiture of the Water Treatment Business.

  The Paper Process Chemicals Business, representing approximately one-third of the business of BetzDearborn Inc. when it was originally acquired in 1998, was fully integrated into and continues to be reported within the Pulp and Paper Division.

  Summarized below are the results of operations of the Water Treatment Business for the three months and six months ended June 30, 2002.

(Dollars in millions)	Three Months Ended	Six Months Ended
	June 30, 2002 (1)	June 30, 2002 (1)
Net sales	$ 77	$ 269
  Profit from operations
	16	49
Income before income taxes	16	51
Tax provision	6	20
Income from operations	10	31
Loss from disposal of business, including a provision
for income taxes of $0 and $51 million	-	(230)
Income (loss) from discontinued operations	$ 10	$ (199)

(1) Results of operations for the respective periods are through April 28, 2002.

  Summarized below is the net cash flow provided by discontinued operations for the six months ended June 30, 2002.
(Dollars in millions)	Six Months Ended
June 30, 2002
Net cash provided by operations	$ 28
Capital expenditures	(3)
Net cash flow from discontinued operations	$ 25

  The major classes of assets and liabilities included in the consolidated balance sheet at the time of disposal were as follows:
(Dollars in millions)
Assets		Liabilities
Accounts receivables, net	$ 161	Accounts payable	$ 55
Inventory	76	Accrued expenses	35
Fixed assets	217	Other liabilities	178
Goodwill and other intangible assets	1,419		$ 268
Other assets	19
	$ 1,892
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

  Accumulated amortization for goodwill upon adoption of SFAS 142 was $185 million. The following table shows changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2003.
(Dollars in millions)		Engineered
	Performance	Materials
	Products	and Additives	Total
Balance at December 31, 2002	$ 383	$ 85	$ 468
Foreign currency translation	31	-	31
Balance at June 30, 2003	$ 414	$ 85	$ 499

  The following table provides information regarding the Company's other intangible assets with finite lives:
(Dollars in millions)	Customer	Trademarks	Other
	Relationships	& Tradenames	Intangibles	Total
  Gross Carrying Amount

Balance, December 31, 2002	$ 89	$ 70	$ 95	$ 254
Balance, June 30, 2003	89	70	94	253

Accumulated Amortization
Balance, December 31, 2002	$ 11	$ 7	$ 38	$ 56
Balance, June 30, 2003	12	8	40	60

  Total amortization expense for each of the three-month periods ended June 30, 2003 and 2002 for other intangible assets was $2 million and $3 million, respectively. Total amortization expense for each of the six month periods ended June 30, 2003 and 2002 for other intangible assets was $4 million and $7 million, respectively, of which $5 million was included in income from continuing operations for the six months ended June 30, 2002. Estimated amortization expense for 2003 and the five succeeding fiscal years is $9 million per year for 2003 and 2004 and $8 million per year from 2005 through 2008.

  Earnings (Loss) Per Share

  The following table shows the amounts used in computing earnings (loss) per share and the effect on net income (loss) and the weighted-average number of shares of dilutive potential common stock:
(Dollars in millions, except per share)	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002
				(Loss)		Earnings
		Earnings	(Loss)	earnings	Income	(loss)		(Loss)
	Income	per share	income	per share	(loss)	per share	(Loss)	per share
Basic and Diluted:
Continuing operations	$ 30	$ 0.27	$ (21)	$ (0.19)	$ 43	$ 0.39	$ (24)	$ (0.22)
Discontinued operations	2	0.02	10	0.09	2	0.02	(199)	(1.83)
Cumulative effect of changes in accounting principle	-	-	-	-	(28)	(0.26)	(368)	(3.37)
Net income (loss)	$ 32	$ 0.29	$ (11)	$ (0.10)	$ 17	$ 0.15	$ (591)	$ (5.42)

Weighted-average number of shares - basic (millions)	110.5		109.0		110.0		109.0
Weighted-average number of shares - diluted (millions)	110.7		109.0		110.2		109.0

  For the three and six months ended June 30, 2003 and 2002, the Company had convertible subordinated debentures which are convertible into approximately 0.2 million shares of common stock. However, the common stock shares into which these debentures are convertible have not been included in the dilutive share calculation for the three and six months ended June 30, 2002 because the impact of their inclusion would be anti-dilutive. The dilutive effect of the convertible debentures was included in the calculation for the three and six months ended June 30, 2003. The impact of after-tax interest expense with respect to convertible debentures on net income (loss) is immaterial to the calculation of earnings (loss) per share.

  Depreciation Expense

  Cost of sales and selling, general and administrative expenses include depreciation expense related to continuing operations of $17 million and $35 million for the three and six months ended June 30, 2003 and 2002, respectively.

  Other Operating Expense, Net

  Other operating expense, net, for the three and six months ended June 30, 2003 includes $1 million of income and $1 million of expense, respectively, associated with the comprehensive cost reduction and Work Process Redesign program announced in September 2001 (see Note 10). The Company also recognized expense of $2 million and income of $1 million in the three and six months ended June 30, 2003, respectively, as a result of resolving issues related to prior year transactions. Miscellaneous expenses of $1 million were recognized in both periods.

  Other operating expense, net, for the three and six months ended June 30, 2002 includes environmental charges of approximately $4 million and $5 million, respectively, restructuring charges of $6 million and $10 million associated with the comprehensive cost reduction and Work Process Redesign program announced in September 2001 (see Note 10), respectively, $6 million for an asset impairment charge in the Performance Products segment and miscellaneous expenses of $3 million in both periods.

  Other Expense, Net

  Other expense, net, for the three and six months ended June 30, 2003 includes $1 million and $2 million, respectively, in net charges for asbestos-related costs (see Note 14), bank charges of $1 million and $2 million, respectively, and miscellaneous expenses of $2 million and $5 million, respectively. Interest income of $1 million and $2 million was recognized in the three and six-month period, respectively. Litigation costs of $3 million were recognized in both periods. Litigation costs and asbestos-related costs primarily relate to former operations of the Company.

  Other expense, net, for the three and six months ended June 30, 2002 primarily includes a $43 million charge for debt prepayment penalties and the write-off of debt issuance costs associated with the repayment of debt with the proceeds from the sale of the Water Treatment Business (see Notes 4 and 11) and approximately $2 million and $6 million, respectively, for litigation costs of a former operating unit.

  Severance and Other Exit Costs

  The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs of $8 million and $22 million at June 30, 2003 and December 31, 2002, respectively. During 2001, management authorized and committed to a plan to reduce the workforce as part of the comprehensive cost reduction and Work Process Redesign program. Through December 31, 2002, the Company incurred charges related to this program of $76 million, which includes charges of $68 million for employee termination benefits and $8 million for exit costs related to facility closures. During the six months ended June 30, 2003, the accrual for severance benefits recognized in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," increased by approximately $3 million. Under this plan, approximately 1,381 employees have left or will leave the Company, of which approximately 1,276 employees were terminated through June 30, 2003. Approximately 52 employees were terminated during the six months ended June 30, 2003. The employees under the plan that have not been terminated are expected to be terminated by December 31, 2003. The plan includes reductions throughout the Company with the majority of them from support functions.

  Cash payments during the three and six months ended June 30, 2003 were $5 million and $15 million, respectively, for severance benefits and other exit costs. Severance benefits paid during the quarter include the continuing benefit streams of previously terminated employees as well as those terminated in the current period. Severance benefits were paid in accordance with the Company's standard severance pay plans, or in accordance with local practices outside the United States.

  A reconciliation of activity with respect to the liabilities established for these plans is as follows:
(Dollars in millions)
	June 30,	December 31,
Balance at beginning of period	2003	2002
Additional termination benefits and other exit costs	$ 22	$ 43
Cash payments	3	25
Reversals against goodwill	(15)	(39)
Reversals against earnings	-	(3)
Transferred with discontinued operations	(2)	(2)
Balance at end of period	-	(2)
	$ 8	$ 22

  Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring)." SFAS 146 defines the timing of the recognition of costs associated with exit or disposal activities, the types of costs that may be recognized and the methodology for calculating the fair value of such costs. In the six months ended June 30, 2003, the Company did not recognize any costs associated with exit or disposal activities pursuant to SFAS 146.

  Debt

  A summary of short-term and long-term debt follows:
(Dollars in millions)	June 30,	December 31,
	2003	2002
Short-term:
Banks	$ -	$ 1
Current maturities of long-term debt	21	144
	$ 21	$ 145

  Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. At June 30, 2003, the Company had $16 million of unused short-term lines of credit that may be drawn as needed.

(Dollars in millions)	June 30,	December 31,
	2003	2002
Long-term:
6.60% notes due 2027	$ 100	$ 100
6.625% notes due 2003	-	125
11.125% senior notes due 2007	400	400
8% convertible subordinated debentures due 2010	3	3
Term notes at various rates from 4.07% to 8.56% due in
varying amounts through 2006	48	50
Term B loan due 2007	199	200
Other	3	4
	753	882
Current maturities of long-term debt	(21)	(144)
Net long-term debt	$ 732	$ 738

  On December 20, 2002, the Company completed the refinancing of its existing senior credit facility with a new senior credit facility. The new senior credit facility consists of a four year $125 million revolving credit agreement and a $200 million term B loan due May 2007. In addition, the Company has the option of borrowing an additional $50 million to $150 million on terms identical to the term B loan. The incremental term loan will remain available until the earlier of December 20, 2005 or the repayment of the $200 million term B loan. In conjunction with the execution of the credit agreement, $125 million of the proceeds of the term B loan was placed into an escrow account to pay the principal amount of the 6.625% notes in June 2003 and were recognized as restricted cash on the Consolidated Balance Sheet. The 6.625% notes were paid in June 2003 with the proceeds held in the escrow account. The term B loan bears interest at LIBOR + 3.25%. The revolving credit agreement bears interest at LIBOR plus an applicable margin, currently 2.75%, which is determinable based on the Company's leverage ratio. Interest rates are reset for one, two, three or six month periods at the Company's option.

  The new senior credit facility is secured by liens on the Company's assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company's current and future wholly-owned domestic subsidiaries.

  As of June 30, 2003, $55 million of the $125 million revolver was available for use. The Company had outstanding letters of credit associated with the credit facility of $70 million at June 30, 2003.

  The Company's new senior credit facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio ("leverage ratio") and an interest coverage ratio and establishes limitations on the permitted amount of annual capital expenditures.

  Company-obligated Preferred Securities of Subsidiary Trusts

  Company-obligated Preferred Securities of Subsidiary Trusts consists of:
(Dollars in millions)	June 30,	December 31,
	2003	2002
9.42% Trust Originated Preferred Securities (TOPRS)	$ 363	$ 363
6 1/2% CRESTS Units (CRESTS)	262	261
	$ 625	$ 624

  In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires certain financial instruments with both debt and equity characteristics to be classified as debt. The statement requires initial and subsequent valuation of this debt at a present or fair market value and is effective July 1, 2003.

  The TOPRS have a scheduled maturity and redemption date of March 31, 2029; the CRESTS have a scheduled maturity and redemption date of June 30, 2029. In accordance with SFAS 150, the TOPRS and CRESTS constitute mandatorily redeemable financial instruments. Upon adoption of SFAS 150 on July 1, 2003, the Company-obligated Preferred Securities of Subsidiary Trusts will be reclassified from the mezzanine section of the Consolidated Balance Sheet to the long-term liabilities section of the Consolidated Balance Sheet.

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

  The following table provides a reconciliation of the changes in the asset retirement obligations during the period.

		SFAS 143 Adoption
	Balance	Cumulative	Capitalized	Liabilities		Balance
	January 1,	Effect	Retirement	(Incurred)		June 30,
	2003	Adjustment	Obligations	Settled	Accretion	2003
Capitalized remediation costs	$ 18	$ (18)	$ -	$ -	$ -	$ -

Environmental Remediation Liabilities:
SFAS 143 ARO sites	(85)	(26)	(2)	8	(1)	(106)
Non-SFAS 143 sites	(3)	-	-	(1)	-	(4)
	$ (70)	$ (44)	$ (2)	$ 7	$ (1)	$ (110)

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

  Indemnifications

  In connection with the sale of Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sale transactions and business activities prior to the ultimate closing of the sale. The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend, and/or indemnify the buyer. These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions. The carrying amount recorded for all indemnifications as of June 30, 2003 was $90 million.

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

  Debt Obligations

  The Company has directly guaranteed various debt obligations under agreements with third parties related to subsidiaries and affiliates, and/or other unaffiliated companies. At June 30, 2003, the Company had directly guaranteed $23 million of such obligations. This represents the maximum principal amount of potential future payments that the Company could be required to make under the guarantees. Any applicable interest and expenses would generally be added to the amount of the obligations.

  Directly guaranteed obligations include approximately $9 million of outstanding obligations which are recorded as debt in the Company's Consolidated Financial Statements. Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations. The Company will be required to perform on these guarantees in the event of default by the guaranteed party.

  Intercompany Guarantees

  The Company and its subsidiaries have intercompany guarantees between and among themselves which aggregate approximately $145 million as of June 30, 2003. These guarantees relate to intercompany loans used to facilitate normal business operations. All of the $145 million has been eliminated from the Company's Consolidated Financial Statements.

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

  Hercules has been identified as a potentially responsible party ("PRP") by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The range of the reasonably possible share of costs for the investigation and cleanup of current and former operating sites, and other locations where the Company may have a known liability is between $110 million and $220 million. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years and timing of remedial activity required, which could range from 0 to 30.

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

  The Allegany Ballistics Laboratory ("ABL") is a government-owned facility which was operated by Hercules from 1945 to 1995 under contract with the United States Department of the Navy. The Navy has notified Hercules that it would like to negotiate with Hercules with respect to certain environmental liabilities which, the Navy alleges, are attributable to Hercules' past operations at ABL. The Navy alleges that, pursuant to CERCLA, it has spent a total of $24.8 million and expects to spend an additional $60 million over the next 10 years. The Company is currently investigating the Navy's allegations, including the basis of the Navy's claims, and whether the contracts with the government pursuant to which the Company operated ABL may insulate the Company from some or all of the amounts sought. At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported above.

  At June 30, 2003, the accrued liability for environmental remediation was $110 million. The extent of liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules, and the resolution of any of these matters during a specific period could have a material effect on the quarterly or annual results of that period.

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

  Since entering into those agreements, the Company has continued to receive and settle or otherwise resolve claims on an on-going basis. Between January 1, 2002 and December 31, 2002, the Company received approximately 11,000 new claims, approximately half of which were included in "consolidated" complaints naming anywhere from one hundred to thousands of plaintiffs and a large number of defendants, but providing little information connecting any specific plaintiff's alleged injuries to any specific defendant's products or premises. It is the Company's belief that a significant majority of these "consolidated" claims will be dismissed for no payment. During that same time period, the Company also received approximately 13,000 other new claims, most of which were included in "consolidated" complaints, which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability. Between January 1, 2003 and May 31, 2003, the Company received approximately 12,515 new claims, of which approximately 10,860 claims were included in "consolidated" complaints. The Company is continuing to evaluate whether the claims experience of 2002 and the first five months of 2003, which represents a significant increase over prior years, is an anomaly or a new trend.

  With respect to total claims pending, as of May 31, 2003, there were approximately 27,650 unresolved claims, of which approximately 860 were premises claims. There were also approximately 2,030 unpaid claims which have been settled or are subject to the terms of a settlement agreement. In addition, as of May 31, 2003, there were approximately 13,500 claims (including the 13,000 claims noted in the above paragraph) which have been dismissed without payment or are in the process of being dismissed without payment.

  In June and July 2003, the Company entered into several settlement agreements which will permanently resolve approximately 12,500 claims. Of those claims, approximately 3,600 are categorized as "unresolved" in the above paragraph, and approximately 8,900 are among those claims that have been dismissed without payment or are in the process of being dismissed without payment. The terms of these settlement agreements are confidential. The Company believes that the vast majority of these claims will be permanently dismissed without payment.

  The Company has been advised that the primary and first level excess insurance policies referenced above have largely exhausted, with only minimal limits remaining. The Company has not yet reached agreement with its other insurance carriers to fund the cost of defending and resolving these matters. As a result, until the Company's other insurance carriers begin to fund the cost of defending and resolving these matters, the Company will have to fully fund the cost of defending and settling these matters. Nonetheless, based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and estimated future asbestos-related liabilities, as discussed in the paragraph below.

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

  The Company is seeking defense and indemnity payments or an agreement to pay from those carriers responsible for excess coverage whose levels of coverage have been or will soon be reached. Although those excess carriers have not yet agreed to defend or indemnify it, the Company believes that it is likely that they will ultimately agree to do so, and that the majority of its estimated future asbestos-related costs will ultimately be paid or reimbursed by those carriers. However, since the Company has not yet reached satisfactory agreements with those excess carriers, the Company will be required to completely fund these matters while it seeks reimbursement from those carriers. In order to maximize the likelihood of obtaining insurance payments for these liabilities, on November 27, 2002, the Company initiated litigation against its excess insurance carriers in a matter captioned Hercules Incorporated v. OneBeacon, et al., Civil Action No. 02C-11-237 (SCD), Superior Court of Delaware, New Castle County. That litigation is proceeding through discovery and motion practice, and trial is currently scheduled in October 2004. Notwithstanding the filing of this litigation, the Company is continuing settlement discussions with several of its key insurers.

  The Company has commissioned a study of its asbestos-related liabilities. That study, which is in progress and expected to conclude later this year, is being conducted by Professor Eric Stallard, who is a Research Professor of Demographic Studies at a major national university and a Member of the American Academy of Actuaries. Professor Stallard is a consultant with broad experience in estimating such liabilities. Based on the initial findings of that study, the Company estimated that its reasonably possible financial exposure for these matters ranged from $200 million to $500 million. Due to inherent uncertainties in estimating the timing and amounts of future payments, this range does not include the effects of inflation and has not been discounted for the time value of money. In addition, the range of financial exposures set forth above does not include estimates for future legal costs. It is the Company's policy to expense these costs as incurred. As stated above, the Company presently believes that the majority of this range of financial exposures will ultimately be funded by insurance proceeds. Cash payments related to this exposure are expected to be made over an extended number of years and actual payments, when made, could be for amounts in excess of the range due to potential future changes in estimates as well as the effects of inflation.

  Due to the dynamic nature of asbestos litigation and the present uncertainty concerning the participation of its excess insurance carriers, the Company's estimates are inherently uncertain, and these matters may present significantly greater financial exposures than presently anticipated. In addition, the asbestos study referenced in the above paragraph is continuing, and further analysis combined with new data received in the future could result in a material modification of the range of reasonably possible financial exposure set forth above. As a result of all of the foregoing, the Company's liability with respect to asbestos-related matters could exceed present estimates and may require a material change in the accrued liability for these matters within the next twelve months. If the Company's liability does exceed amounts recorded in the balance sheet, the Company presently believes that the majority of any additional liability it may reasonably anticipate will be paid or reimbursed by its insurance carriers. However, there can be no assurance that such liabilities will be reimbursed.

  The initial findings of the study referenced above identify a range of the Company's reasonably possible financial exposure for these matters. The Company is not presently able to specify its best estimate of its liability within that range. The Company recorded a gross accrual of $225 million for present and future potential asbestos claims before anticipated insurance recoveries resulting in a net charge of $65 million related to these matters in the period ended September 30, 2002. At June 30, 2003, the Company has a remaining accrual of $199 million for the gross liability. The Company believes that it is probable that $122 million of the $199 million accrual will be funded by or recovered from insurance carriers. At June 30, 2003, the consolidated balance sheet reflects a current insurance receivable of $7 million and a long-term insurance receivable of $115 million. The Company, in conjunction with outside advisors, will continue to study its asbestos-related exposures, insurance recovery expectations, and reserves on an on-going basis, and make adjustments as appropriate.

  In June 1998, Hercules and David T. Smith Jr., a former Hercules employee and plant manager at the Brunswick plant, along with Georgia-Pacific Corporation and AlliedSignal Inc., were sued in Georgia State Court by 423 plaintiffs for alleged personal injuries and property damage. This litigation is captioned Coley, et al. v. Hercules Incorporated, et al., No. 98 VSO 140933 B (Fulton County, Georgia). Plaintiffs allege they were damaged by the discharge of hazardous waste from the companies' plants. On February 11, 2000, the Georgia State Court dismissed Georgia-Pacific Corporation and AlliedSignal Inc., without prejudice. In September 2000, David T. Smith Jr., was dismissed by the Georgia State Court with prejudice. On July 18, 2000, the Company was served with a complaint in a case captioned Erica Nicole Sullivan, et al. v. Hercules Incorporated and David T. Smith, Jr., Civil Action File No. 00-1-05463-99 (Cobb County, Georgia). Based on the allegations contained in the complaint, this matter is very similar to the Coley litigation, and is brought on behalf of approximately 700 plaintiffs for alleged personal injury and property damage arising from the discharge of hazardous waste from Hercules' plant. The Company has settled the claims of all but eleven of these plaintiffs for an amount which is confidential, but which is not material to the financial condition of the Company.

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

  Further, in April 2002, a related "Qui Tam" action was unsealed by the U.S. District Court for the Southern District of California. That action is captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al., (Civil Action No. 99 CV 1557 JM JAH), was filed under seal in 1999, and is a "False Claims" action brought pursuant to the False Claims Act (31 U.S.C. Section 729 et seq.). In that action, the relators, in the name of the United States Government, allege the same price fixing activities which are the subject of the above-described actions. The relators then allege that those alleged price fixing activities resulted in inflated prices being charged by the defendant carbon fiber manufacturers to the defendant defense contractors, who, in turn, submitted claims for payment to the United States Government under various government contracts. It is alleged that those claims for payment were "false claims" because the prices charged for the carbon fiber and carbon prepreg were "fixed" contrary to the laws of the United States. By Order dated November 14, 2002, the Court dismissed the relators' complaint without prejudice because the complaint did not meet certain pleading requirements under the Federal Rules of Civil Procedure. The relators filed a First Amended Complaint on January 3, 2003. By Order dated July 29, 2003, the Court dismissed the First Amended Complaint without prejudice for similar reasons and provided the relators thirty days to re-file their complaint. The Company denies liability and will vigorously defend each of these actions.

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

  On September 28, 2000, the Company sold its Food Gums Division to CP Kelco ApS, a joint venture that the Company entered into with Lehman Brothers Merchant Banking Partners II, L.P. CP Kelco also acquired the biogums business of Pharmacia Corporation (formerly Monsanto Company). In April 2001, CP Kelco U.S., Inc., a wholly-owned subsidiary of CP Kelco ApS sued Pharmacia (CP Kelco U.S., Inc. v. Pharmacia Corporation U.S. District Court for the District of Delaware, Case No. 01-240-RRM), alleging federal securities fraud, common law fraud, breach of warranties and representations, and equitable fraud. In essence, the lawsuit alleged that Pharmacia misrepresented the value of the biogums business, resulting in damages to CP Kelco U.S., including the devaluation of CP Kelco U.S.'s senior debt by the securities markets. In June 2001, Pharmacia filed a third-party complaint against the Company and Lehman. That complaint sought contribution and indemnification from the Company and Lehman, jointly and severally, for any damages that may be awarded to CP Kelco U.S. in its action against Pharmacia. The Company filed a Motion for Judgment on the Pleadings, which was granted by the Magistrate Judge on September 19, 2002. In March 2003, the Magistrate Judge's ruling was adopted by the District Court judge. Prior to a trial on the case-in-chief, the District Court dismissed the Company from the case, subject to Pharmacia's right to appeal. On April 28, 2003, a jury trial began on the case-in-chief among CP Kelco, Lehman and Pharmacia. After the commencement of jury deliberations, the parties reached a settlement. The terms of the settlement are confidential. As a result of the settlement, this matter is concluded.

  In November 2002, an action for declaratory judgment was filed in the U.S. District Court for the District of Delaware under the caption of Atofina Chemicals, Inc. and Atofina v. Hercules Incorporated (Civil Action No. 02-1613). In this action, Atofina seeks a declaration from the court regarding its liability for certain damages sought by the Company as compensation for injuries arising from the actions of Atofina, Akzo Nobel Chemicals and Clariant (including its successor in interest, Hoechst Celanese) in fixing the prices of monochloracetic acid and sodium monochloractetate from 1995 to 2000. In response, the Company has counter-claimed against the entities identified above and affiliated companies for damages and injunctive relief. The matter is still in the pleadings stage with discovery to follow. The Company has settled with some of the parties. The terms of the settlements are confidential.

  By Order dated May 6, 2003, the U.S. District Court for the Middle District of Louisiana remanded to the 18th Judicial District Court for the Parish of Iberville, Louisiana, a total of nine (9) consolidated lawsuits, including two (2) lawsuits in which the Company is a defendant. These two lawsuits are Jerry Oldham, et al. v. The State of Louisiana, et al., Civil Action No. 55,160, 18th Judicial District Court, Parish of Iberville, Louisiana and John Capone, et al. v. The State of Louisiana, et al., Civil Action No. 56,048C, 18th Judicial District Court, Parish of Iberville, Louisiana, were served on the Company in September 2002 and October 2002, respectively. The Oldham case is a purported class action comprised of as many as 4,000 plaintiffs, and the Capone case is a consolidated action by approximately 44 plaintiffs. Both actions assert claims against the State of Louisiana, the Company, American PetroFina, Hercofina, Ashland Oil, International Minerals and Chemicals, Allemania Chemical, Ashland Chemical and the Parish of Iberville. The purported class members and plaintiffs, who claim to have worked or lived at or around the Georgia Gulf plant in Iberville Parish, allege injury and fear of future illness from the consumption of contaminated water and, specifically, elevated levels of arsenic in that water. As to the Company, plaintiffs allege that the Company, itself, and then as part of a joint venture, operated a nearby plant and, as part of those operations, used a groundwater injection well to dispose of various wastes, and that those wastes contaminated the potable water supply at Georgia Gulf. On October 17, 2002, the Company removed these matters to federal court. In January 2003, the U.S. District Court for the Middle District of Louisiana consolidated the Capone and Oldham matters with other lawsuits in which the Company is not a party. Plaintiffs sought remand which, as noted above, was granted by Order dated May 6, 2003. Discovery is now beginning. The Company denies any liability and intends to vigorously defend these matters.

  On January 31, 2003, the Court granted a Motion for Class Certification in a lawsuit captioned Douglas C. Smith, Individually and on Behalf of All Others Similarly Situated v. Hercules Incorporated and Thomas Gossage, CA No. 01C-08-291 WCC, Superior Court of Delaware, New Castle County. This lawsuit, which was filed on August 31, 2001, on behalf of Mr. Smith and a class of approximately 130 present and former Hercules employees, seeks payments under the "Integration Synergies Incentive Compensation Plan" (the "Plan"), a program put into place by the Company following its acquisition of BetzDearborn Inc. in October 1998. The goal of the Plan was to provide certain financial incentives to specific employees who were deemed to have significant impact on the integration of BetzDearborn Inc. into Hercules Incorporated. The amount to be paid under the Plan was tied to the successful achievement of "synergies," which were defined as the annualized reduction of expenses or improvement of profits realized as a result of the integration of BetzDearborn Inc. into Hercules. The lawsuit essentially alleges that the payments made under the Plan were not adequate and that the Company breached the terms of the Plan. The lawsuit seeks payments of between $25 million and $30 million, although the Company does not believe that any payments are owed to the class members. In February 2003, plaintiffs agreed to dismiss Thomas Gossage from the lawsuit. In June 2003, potential members who had previously signed releases in favor of the Company were provided an opportunity to "opt in" to the class, and the remaining class members were provided an opportunity to "opt out" of the class. As a result of this process, the size of the class has been reduced to approximately 87 members and, as a result, the maximum potential damages payable to the class, should plaintiffs prevail, should be significantly lower than the amounts noted above. Discovery is ongoing. The Company denies any liability to the plaintiffs and is vigorously defending this action.

  Agent Orange is a defoliant that was manufactured by several companies, including Hercules, at the direction of the United States Government, and used by the United States Government in both Korea and Vietnam, primarily from 1965 to 1970. In 1984, as part of a class action settlement, the Company and other defendants settled the claims of persons who were in the United States, New Zealand and Australian Armed Forces who alleged injury due to exposure to Agent Orange. In Re "Agent Orange" Prod. Liab. Litig., 597 F. Supp. 740 (E.D.N.Y. 1984). Following that settlement, all claims for alleged injuries due to exposure to Agent Orange by persons who had served in the Armed Forces of those countries were treated as covered by that class action settlement. On June 9, 2003, the United States Supreme Court affirmed the decision of the United States Court of Appeals for the Second Circuit in a case captioned Dow Chemical Company, et al. v. Daniel Raymond Stephenson, et al., 123 S. Ct. 2161 (2003), and, as a result, the claims of persons who allege injuries due to exposure to Agent Orange and whose injuries first manifest themselves after exhaustion of the settlement fund created through the 1984 class action settlement may no longer be barred by the 1984 class action settlement. As a result, such persons may now be able to pursue claims against the Company and the other former manufacturers of Agent Orange. At this time, the Company is a defendant in fewer than ten lawsuits (including one purported class action) where plaintiffs allege that exposure to Agent Orange caused them to sustain various personal injuries. Despite the recent ruling by the United States Supreme Court, the Company believes that it has substantial meritorious defenses to these claims, denies any liability to plaintiffs and will vigorously defend all actions now pending or that may be brought in the future.

  The Company has been notified by the IRS that it will be receiving a Notice of Deficiency with respect to the Company's 1996 through 1998 federal income tax returns wherein the IRS is disallowing a capital loss that the Company carried back to 1996 and 1997. The IRS has indicated that it will not settle the issue prior to a final decision after trial on the matter. The Company believes that it is remote that ultimate disposition of this matter will have a material impact on the Company's financial position.

  At June 30, 2003, the consolidated balance sheet reflects a current liability of approximately $25 million and a long-term liability of approximately $180 million for litigation and claims. These amounts represent management's best estimate of the probable and reasonably estimable losses related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

  Segment Information

The table below reflects Net sales and Profit from operations for the three and six months ended June 30, 2003 and 2002.
(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales:
Performance Products	$ 384	$ 356	$ 740	$ 683
Engineered Materials and Additives	88	81	173	156
Consolidated	$ 472	$ 437	$ 913	$ 839

Profit from operations:
Performance Products	$ 72	$ 62	$ 128	$ 120
Engineered Materials and Additives	2	3	4	6
Corporate Items (a)	(1)	(12)	-	(19)
Consolidated	$ 73	$ 53	$ 132	$ 107

    Corporate items for the three and six months ended June 30, 2003 include severance charges, income recognized as a result of a favorable legal settlement and charges relating to the resolution of prior year business divestitures. Corporate items for the three and six months ended June 30, 2002 include restructuring charges, environmental costs and other corporate costs not allocated to the businesses.
  Income Taxes

  The effective tax rate for the quarter for continuing operations was 14% versus 28% for the same period 2002. The rate for the quarter was favorably impacted by a tax benefit resulting from the donation of intellectual property to a qualified organization. The effective tax rate for the quarter without the donation of the intellectual property would have been 35%. The anticipated full year 2003 tax rate is approximately 31%, net of the tax benefit from the donation of the intellectual property. Excluding the tax benefit from the donation of the intellectual property, the full year 2003 tax rate would be approximately 36%.

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
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2003	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 130	$ 110	$ 263	$ (31)	$ 472
Cost of sales	84	77	166	(32)	295
Selling, general, and administrative expenses	27	22	42	-	91
Research and development	4	4	1	-	9
Intangible asset amortization	1	1	-	-	2
Other operating expense, net	1	-	1	-	2

Profit from operations	13	6	53	1	73

Interest and debt expense (income), net	43	(14)	(10)	-	19
Preferred security distributions of subsidiary trusts	-	-	14	-	14
Other expense, net	6	-	-	-	6

(Loss) income before income taxes and equity income	(36)	20	49	1	34

(Benefit) provision for income taxes	(17)	9	13	-	5

Equity income of affiliated companies, net of tax	-	1	-	-	1
Equity income from consolidated subsidiaries	49	4	-	(53)	-

Net income from continuing operations before discontinued
operations and cumulative effect of changes in accounting principle	30	16	36	(52)	30
Net income from discontinued operations, net of tax	2	-	-	-	2
Net income before cumulative effect of changes in
accounting principle	32	16	36	(52)	32
Cumulative effect of changes in accounting principle, net of tax	-	-	-	-	-

Net income	$ 32	$ 16	$ 36	$ (52)	$ 32

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2002	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 138	$ 110	$ 226	$ (37)	$ 437
Cost of sales	87	75	142	(37)	267
Selling, general, and administrative expenses	24	13	47	-	84
Research and development	5	4	2	-	11
Intangible asset amortization	2	1	-	-	3
Other operating expense, net	8	3	8	-	19

Profit from operations	12	14	27	-	53

Interest and debt expense (income), net	52	(17)	(10)	-	25
Preferred security distributions of subsidiary trusts	-	-	14	-	14
Other (expense) income, net	(46)	-	-	1	(45)

(Loss) income before income taxes and equity income (loss)	(86)	31	23	1	(31)
(Benefit) provision for income taxes	(21)	11	1	-	(9)

Equity income of affiliated companies, net of tax	-	1	-	-	1
Equity income (loss) from consolidated subsidiaries	44	23	2	(69)	-
Net (loss) income from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	(21)	44	24	(68)	(21)
Net income from discontinued operations, net of tax	10	6	3	(9)	10
Net (loss) income before cumulative effect of changes in
accounting principle	(11)	50	27	(77)	(11)
Cumulative effect of changes in accounting principle, net of tax	-	-	-	-	-
Net (loss) income	$ (11)	$ 50	$ 27	$ (77)	$ (11)
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2003
	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 259	$ 217	$ 497	$ (60)	$ 913
Cost of sales	167	153	315	(59)	576
Selling, general, and administrative expenses	55	37	89	-	181
Research and development	9	8	2	-	19
Intangible asset amortization	3	1	-	-	4
Other operating (income) expense, net	(1)	-	2	-	1

Profit from operations	26	18	89	(1)	132

Interest and debt expense (income), net	88	(29)	(21)	-	38
Preferred security distributions of subsidiary trusts	-	-	29	-	29
Other expense, net	7	2	1	-	10

(Loss) before income taxes and equity income	(69)	45	80	(1)	55

(Benefit) provision for income taxes	(28)	18	23	-	13

Equity income of affiliated companies, net of tax	-	1	-	-	1
Equity income from consolidated subsidiaries	84	7	1	(92)	-

Net income from continuing operations before discontinued
operations and cumulative effect of changes in accounting principle	43	35	58	(93)	43
Net income from discontinued operations, net of tax	2	-	-	-	2
Net income before cumulative effect of changes in
accounting principle	45	35	58	(93)	45
Cumulative effect of changes in accounting principle, net of tax	(28)	-	-	-	(28)
Net income	$ 17	$ 35	$ 58	$ (93)	$ 17
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2002
	(Unaudited)
	(Dollars in millions)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations & Adjustments	Consolidated

Net sales	$ 271	$ 225	$ 426	$ (83)	$ 839
Cost of sales	171	156	266	(83)	510
Selling, general, and administrative expenses	44	39	89	-	172
Research and development	10	8	3	-	21
Intangible asset amortization	3	2	-	-	5
Other operating expense, net	7	7	10	-	24

Profit from operations	36	13	58	-	107
Interest and debt expense (income), net	120	(40)	(19)	-	61
Preferred security distributions of subsidiary trusts	-	-	29	-	29
Other (expense) income, net	(47)	(1)	(2)	1	(49)
				-
Loss (income) before income taxes and equity income (loss)	(131)	52	46	1	(32)

(Benefit) provision for income taxes	(32)	19	6	-	(7)

Equity income of affiliated companies, net of tax	-	1	-	-	1
Equity income (loss) from consolidated subsidiaries	75	38	3	(116)	-

Net (loss) income from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	(24)	72	43	(115)	(24)
Net (loss) income from discontinued operations, net of tax	(199)	18	13	(31)	(199)
Net (loss) income before cumulative effect of changes in accounting principle	(223)	90	56	(146)	(223)
Cumulative effect of changes in accounting principle, net of tax	(368)	-	-	-	(368)
Net (loss) income	$ (591)	$ 90	$ 56	$ (146)	$ (591)
Condensed Consolidating Balance Sheet
June 30, 2003	Unaudited
	(Dollars in millions)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations & Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$ 48	$ 6	$ 117	$ -	$ 171
Restricted cash	-	-	-	-	-
Accounts and notes receivable, net	94	67	236	-	397
Intercompany receivables	81	26	28	(135)	-
Inventories	49	57	87	(11)	182
Deferred income taxes	27	17	3	-	47
Total current assets	299	173	471	(146)	797
Property, plant, and equipment, net	171	157	347	-	675
Investments in subsidiaries	2,320	74	51	(2,445)	-
Goodwill and other intangible assets, net	230	90	372	-	692
Deferred income taxes	121	-	17	(121)	17
Other assets	347	9	70	-	426
Total assets	$ 3,488	$ 503	$ 1,328	$ (2,712)	$ 2,607
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$ 45	$ 24	$ 103	$ -	$ 172
Accrued expenses	63	106	62	-	231
Intercompany payables	10	78	47	(135)	-
Short-term debt	2	-	19	-	21
Total current liabilities	120	208	231	(135)	424
Long-term debt	700	-	32	-	732
Deferred income taxes	-	120	78	(121)	77
Postretirement benefits and other liabilities	617	85	62	-	764
Company-obligated preferred securities of subsidiary trusts	-	-	625	-	625
Intercompany notes payable/(receivable)	2,066	(1,084)	(982)	-	-
Stockholders' (deficit) equity	(15)	1,174	1,282	(2,456)	(15)
Total liabilities and stockholders' equity (deficit)	$ 3,488	$ 503	$ 1,328	$ (2,712)	$ 2,607

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2003
	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash (Used In) Provided By Operations	$ (41)	$ 57	$ 42	$ (90)	$ (32)

Cash Flow From Investing Activities:
Capital expenditures	(5)	(6)	(8)	-	(19)
Proceeds of investment and fixed asset disposals	-	-	3	-	3
Decrease in restricted cash	125	-	-	-	125
Other, net	(1)	1	(4)	-	(4)
Net cash provided by (used in) investing activities	119	(5)	(9)	-	105

Cash Flow From Financing Activities:
Long-term debt repayments	(126)	-	(7)	-	(133)
Change in short-term debt	-	-	(1)	-	(1)
Change in intercompany, noncurrent	(49)	(53)	12	90	-
Common stock issued	14	-	-	-	14

Net cash (used in) provided by financing activities	(161)	(53)	4	90	(120)
Effect of exchange rate changes on cash	-	-	9	-	9
Net (decrease) increase in cash and cash equivalents	(83)	(1)	46	-	(38)
Cash and cash equivalents at beginning of period	131	7	71	-	209
Cash and cash equivalents at end of period	$ 48	$ 6	$ 117	$ -	$ 171

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2002
	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash (Used In) Provided by Operating Activities of Continuing Operations	$ (414)	$ (167)	$ 153	$ 125	$ (303)

Cash Flow From Investing Activities:
Capital expenditures	(6)	(3)	(4)	-	(13)
Proceeds of investment and fixed asset disposals	1,810	-	1	-	1,811
Other, net	-	-	4	-	4
Net cash provided by (used in) investing activities of continuing operations	1,804	(3)	1	-	1,802

Cash Flow From Financing Activities:
Long-term debt proceeds	250	-	-	-	250
Long-term debt repayments	(1,692)	(5)	(73)	-	(1,770)
Change in short-term debt	-	-	(8)	-	(8)
Change in intercompany, noncurrent	65	165	(105)	(125)	-
Common stock issued	4	-	-	-	4

Net cash (used in) provided by financing activities of continuing operations	(1,373)	160	(186)	(125)	(1,524)

Net cash flow provided by discontinued operations	-	5	20	-	25
Effect of exchange rate changes on cash	-	-	(4)	-	(4)
Net increase (decrease) in cash and cash equivalents	17	(5)	(16)	-	(4)
Cash and cash equivalents at beginning of period	8	12	56	-	76
Cash and cash equivalents at end of period	$ 25	$ 7	$ 40	$ -	$ 72

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Within the following discussion, unless otherwise stated, "quarter" and "six-month period" refer to the second quarter of 2003 and the six months ended June 30, 2003. All comparisons are with the corresponding period in the previous year, unless otherwise stated.

The Company operates through two reportable segments and four divisions: Performance Products (Pulp and Paper, Aqualon) and Engineered Materials and Additives (FiberVisions, Pinova).

The table below reflects Net sales and Profit from operations for the three and six-month period ended June 30, 2003 and 2002. Substantially all corporate items have been allocated to the segments. Corporate items primarily include corporate expenses.
(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net sales:
Performance Products	$ 384	$ 356	$ 740	$ 683
Engineered Materials and Additives	88	81	173	156
Consolidated	$ 472	$ 437	$ 913	$ 839

Profit from operations:
Performance Products	$ 72	$ 62	$ 128	$ 120
Engineered Materials and Additives	2	3	4	6
Corporate Items (a)	(1)	(12)	-	(19)
Consolidated	$ 73	$ 53	$ 132	$ 107

(a) Corporate items for the three and six months ended June 30, 2003 include severance charges, income recognized as a result of a favorable legal settlement and charges relating to the resolution of prior year business divestitures. Corporate items for the three and six months ended June 30, 2002 include restructuring charges, environmental costs and other corporate costs not allocated to the businesses.

Consolidated net sales were $472 million for the quarter, an increase of $35 million, or 8%, and $913 million for the six-month period, an increase of $74 million, or 9%. Compared to the second quarter 2002, sales increased primarily due to the positive impact of the weaker dollar versus the euro and also to higher volumes in Aqualon and FiberVisions. In the six-month period, prices were flat while volume/mix and rate of exchange had positive impacts. Regionally, net sales improved 23% in Europe and 6% in Asia Pacific, remained flat in Latin America and declined 1% in North America for the quarter. In the six-month period, net sales improved 1% in North America, 24% in Europe and 10% in Asia Pacific and declined 6% in Latin America. European sales were higher primarily due to the positive impact of the weaker dollar versus the euro. Profit from operations improved $20 million, or 38%, and $25 million, or 23%, for the quarter and six-month period, respectively. The improvement in profit from operations was driven by the positive impact of the weaker dollar versus the euro and reductions in the Company's fixed cost structure pursuant to the comprehensive cost reduction and Work Process Redesign program (see Note 10) commenced in 2001; offsetting these amounts were higher raw material and energy costs, higher insurance expenses and higher pension and postretirement costs. Profit from operations benefited from lower environmental and severance charges and the absence of an asset impairment charge versus the prior year.

In the Performance Products segment, net sales grew $28 million, or 8%, and $57 million, or 8%, for the quarter and six-month period, respectively. Profit from operations increased $10 million, or 16%, for the quarter and $8 million, or 7%, for the six-month period. In the Pulp and Paper Division, net sales growth resulted primarily from the positive impact of rate of exchange and growth in China and Brazil, partially offset by lower volume/mix in North America and Europe. Profit from operations in the quarter and six-month period was negatively impacted by lower volume/mix, higher costs for energy, freight and raw materials and higher pension expenses partially offset by the positive impact of rate of exchange and lower costs as a result of the cost reduction and Work Process Redesign program. Profit from operations benefited from the absence of an asset impairment charge in the quarter and six-month period versus the prior year periods. Aqualon experienced 13% net sales growth in both the quarter and six-month period. Net sales improved due to favorable rate of exchange, higher volumes and slightly higher prices. Profit from operations improved 18% and 13%, respectively, for the quarter and six-month period. These improvements were primarily due to higher volumes and the positive effect of rate of exchange. Volume improvements are attributable to increased oilfield demand as rig counts were up worldwide versus the prior year as well as increased sales from new business. Profit from operations was negatively impacted by higher pension expenses.

In the Engineered Materials and Additives segment, net sales increased $7 million, or 9%, for the quarter and improved $17 million, or 11%, for the six-month period. Profit from operations declined $1 million and $2 million for the quarter and six-month period, respectively. FiberVisions net sales increased 20% and 23% for the quarter and six-month period, respectively. Net sales growth resulted from the positive rate of exchange effect, the contractual customer pass through of higher polymer costs and higher volumes for the quarter and six-month period, respectively. Higher volumes were a result of increased demand in the wipes and baby diapers markets. Profit from operations improved by $2 million for both the quarter and six-month period as a result of increased volumes, the positive effect of rate of exchange and higher prices partially offset by higher polymer costs. FiberVisions can recover approximately 75% of the higher polymer costs with a four to eight week lag depending on the terms of the customer contract. Conversely, when polymer prices begin to decline, the lag results in margin recovery. Net sales in Pinova experienced a 15% and 14% decline for the quarter and six-month period, respectively, as a result of 17% and 12% lower volumes in the corresponding periods. Pinova's decreased volumes were due to lost sales from competitive pricing in the chewing gum and adhesive markets. Profit from operations decreased $3 million and $4 million, respectively, as a result of lower volumes, higher pension and energy costs and negative fixed cost absorption.

Selling, general and administration expenses increased $7 million for the quarter and $9 million for the six-month period. The increase in both periods is primarily due to the stronger euro, which accounted for $6 million and $11 million, respectively, for the quarter and six-month period.

Interest and debt expense, and preferred security distributions of subsidiary trusts decreased $6 million for the quarter and $23 million for the six-month period, primarily due to lower outstanding debt balances, reflecting the application of proceeds from the sale of the Water Treatment Business on April 29, 2002.

The effective tax rate for the quarter for continuing operations was 14% versus 28% for the same period 2002. The rate for the quarter was favorably impacted by a tax benefit resulting from the donation of intellectual property to a qualified organization. The anticipated full year 2003 tax rate is approximately 31%, net of the tax benefit from the donation of the intellectual property. Excluding the tax benefit from the donation of the intellectual property, the full year 2003 tax rate would be approximately 36%.

Discontinued Operations

On April 29, 2002, Hercules completed the sale of the Water Treatment Business to GE Specialty Materials, a unit of General Electric Company (see Note 4). The sale price was $1.8 billion in cash, resulting in net after-tax proceeds of approximately $1.7 billion. The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility. Pursuant to SFAS 144, the Water Treatment Business was treated as a discontinued operation as of February 12, 2002, and accordingly, all financial information was restated. The loss from discontinued operations for the three months ended March 31, 2002 includes an after-tax loss on the disposal of the business of $230 million. In the three and six months ended June 30, 2003, the Company recognized $2 million in net income relating to discontinued operations as a result of resolving issues relating to the divestiture of the Water Treatment Business.

The Paper Process Chemicals Business, representing approximately one-third of the business of BetzDearborn Inc. when it was originally acquired in 1998, was fully integrated into and continues to be reported within the Pulp and Paper Division.

Financial Condition

Liquidity and Financial Resources: Net cash flow used in continuing operations was $32 million for the six-month period compared to $303 million in the prior year period. The improvement in cash flow used in operations in 2003 versus 2002 is a result of improved cash flow generated by the businesses, lower restructuring payments, lower interest payments, lower pension contributions and significantly lower tax payments in 2003 versus the prior year. Additionally, in 2002 the Company paid penalties associated with the prepayment of debt with the proceeds from the sale of the Water Treatment Business.

The Company contributed $40 million to its U.S. pension plan in the second quarter 2003. The Company made payments of $63 million, $15 million and $5 million for interest costs, restructuring and asbestos-related costs, respectively, in the six months ended June 30, 2003.

Net cash flow provided by investing activities was $105 million for the six months ended June 30, 2003 and $1,802 million in the six months ended June 30, 2002. In 2003, $125 million of restricted cash was released from an escrow account to repay the $125 million 6.625% notes that matured in June 2003 (see Note 11). Proceeds received from the sale of the Water Treatment Business accounted for the significant cash flow from investing activities in 2002 (see Note 4).

Capital expenditures were $19 million for the first six months of 2003. Capital expenditures are expected to be between $45 million and $58 million during 2003. On April 28, 2003, the Company announced capacity expansion plans for the Natrosol (Registered) HEC (Hydroxyethylcellulose) and Natrosol (Registered) Plus product lines. The expansion, which will be staged at Aqualon's production facilities in New Jersey, Virginia and The Netherlands, is expected to begin in the fourth quarter 2003 and to be completed by the end of 2004. The expansion and upgrades are designed to increase annual capacity by 10,000 tons and have the added capability to produce new products now under development.

Net cash flow used in financing activities was $120 million and $1,524 million, respectively, for the six months ended June 30, 2003 and 2002. In June 2003, the $125 million 6.625% notes matured and were paid with the $125 million in escrowed proceeds from the December 2002 term B loan debt refinancing (see Note 11). In the 2002 period, the Company used cash proceeds from the sale of the Water Treatment Business to pay down long-term debt (see Note 4).

The current ratio has increased to 1.88 at June 30, 2003, compared with 1.47 at December 31, 2002. The quick ratio has increased to 1.34 at June 30, 2003 from 1.13 at December 31, 2002.

As of June 30, 2003, the Company had $55 million available under its $125 million revolving credit agreement and $16 million of unused short-term lines of credit. The Company had outstanding letters of credit associated with the credit facility of $70 million at June 30, 2003. The Company expects to meet short-term cash requirements from current available cash, operating cash flow and availability under lines of credit.

The Company has been advised that the primary and first level excess insurance policies on its asbestos-related matters have largely exhausted, with only minimal limits remaining (see Note 14). The Company has not yet reached agreement with its other insurance carriers to fund the cost of defending and resolving its asbestos-related matters. As a result, until the Company's other insurance carriers begin to fund the cost of defending and resolving these matters, the Company will have to fully fund the cost of defending and settling these matters. In addition to the approximately $5 million, net of insurance reimbursements, spent by the Company in the six-month period, the Company estimates that net cash payments from the Company and cash payments, if any, from its insurers for asbestos-related costs (including defense costs) will approximate $30 million for the remainder of 2003. Nonetheless, based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and estimated future asbestos-related liabilities. However, there can be no assurance that such liabilities will be sufficiently covered.

Capital Structure and Commitments: Total capitalization (stockholders' (deficit) equity, company-obligated preferred securities of subsidiary trusts and debt) remained flat at $1.4 billion at June 30, 2003 from year-end 2002. The ratio of debt-to-total capitalization decreased to 55% at June 30, 2003 from 64% at December 31, 2002.

2003 Outlook

The Company has experienced higher pension, health care, insurance, energy and raw material costs than anticipated. Energy and natural gas price spikes caused a number of raw material prices to increase as suppliers used the opportunity to improve margins. It also caused some structural changes and reductions in capacity. The Company expects raw material prices to remain up for some period of time. The Company has mitigated these raw material exposures via supplier consolidation, product substitution and sourcing opportunities in low cost regions such as China, Russia and the former Eastern European states. Pricing softness is beginning to become evident in some cases as a result of the relative moderation in natural gas pricing.

Producers of materials derived from the chlor-alkalai, ethylene and natural gas chains are passing through increases in commodity prices. A combination of market tightness due to capacity consolidation, production interruptions and relative natural gas costs affected many downstream products. Solvents, surfactants and a number of other raw materials came under pressure in the first half of 2003 as suppliers announced price increases. In general, realized increases were well below announced price increases.

The Company raised prices across all four divisions in the first half of 2003, the effects of which were realized beginning in the second quarter.

Demand for paper and paperboard remains sluggish as North American and European producers continue to curtail production to meet demand. Despite weak market conditions, the Company's market share with major multinational paper and paperboard producers has expanded. Over the long-term, the Pulp and Paper Division is forecasting production growth for the global paper industry to be consistent with historical trends. However, the environment continues to be very difficult and requires delivery of total cost savings to customers through new product and application technology.

In Aqualon, market conditions are slightly ahead of last year. Aqualon has seen increases in the oilfield-related businesses. Aqualon has made market share improvements, primarily attributable to new product introductions. Increases to production capacity for key Aqualon products have been initiated.

FiberVisions anticipates no benefit from any economic upturn in 2003. Volume increases were seen in both the hygiene and industrial segments and were due to new product introduction and some gain in market share. Pricing pressure remains high; margin improvement has resulted from polymer price recovery being achieved.

In Pinova, market conditions remain unchanged. Volume is expected to strengthen through the remainder of the year due to new program introductions. Pricing pressure has continued and has been mitigated by the substitution of lower cost alternatives within the Company's product lines to customers.

Recent Events

On March 20, 2003, the Hercules Shareholders' Committee for New Management filed a preliminary proxy statement with the SEC announcing that it would solicit proxies to elect four candidates to the Board of Directors of Hercules Incorporated at the 2003 annual meeting. The Committee was comprised of International Specialty Products Inc., a privately-held international specialty chemicals company, four members of the Hercules Board and the Committee's four nominees for election to the Board of Directors at the annual meeting.

On July 25, 2003, the Hercules Shareholders' Committee for New Management withdrew their nominations to the Company's Board at the annual meeting thereby terminating the proxy contest and announced the resignation of Samuel J. Heyman, Sunil Kumar, Gloria Schaffer and Raymond Troubh from the Board of Directors effective immediately.

As a result, on July 25, 2003 the Company announced that Patrick Duff, Thomas P. Gerrity and John K. Wulff were elected and that Joe B. Wyatt was re-elected to the Board of Directors by the shareholders at the annual meeting.

At the annual meeting, the shareholders also voted on the ratification of PricewaterhouseCoopers LLP as the Company's independent public accountants for 2003, approval of the Hercules Incorporated Omnibus Equity Compensation Plan for Non-Employee Directors, and two shareholders proposals. Final results of the voting will not be available until the independent inspectors of election have completed their review of the voting.

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

Hercules records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized after consideration of future taxable income and reasonable tax planning strategies. At June 30, 2003, the Company had gross deferred tax assets of approximately $630 million for which it has established valuation allowances of approximately $308 million. In the event that Hercules were to determine that it would not be able to realize all or part of its deferred tax assets for which a valuation allowance has not been established, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Hercules has recorded charges for the estimated costs of employee severance and other exit costs. In the third quarter of 2001, the Company initiated a comprehensive cost reduction and Work Process Redesign program to improve return on capital, streamline organizational structure, improve work processes and consolidate manufacturing and non-manufacturing resources. The Company has recognized $76 million in charges pursuant to this initiative since inception, including $68 million for severance and $8 million for other exit costs. During the six months ended June 30, 2003, the accrual for severance and other benefits recognized in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post Employment Benefits," increased by approximately $3 million. In the event that it is determined that additional employees must be involuntarily terminated pursuant to Work Process Redesign and other cost reduction initiatives, additional restructuring reserves would be required, which would result in an additional charge against earnings. In the event that the number of employees involuntarily terminated pursuant to restructuring plans is less than anticipated due to greater than anticipated voluntary resignations, an adjustment to reduce excess restructuring reserves would increase income in the period that the determination was made.

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

Hercules establishes reserves for asbestos claims, litigation and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. At June 30, 2003, the Company had accrued $295 million for contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"). The actual costs will depend upon numerous factors, including changes in the number or financial exposures of claims, lawsuits, settlements or judgments, or in the ability to reduce such financial exposures by collecting indemnity payments from insurers. If the contingency is resolved for an amount greater or less than has been accrued, or Hercules' share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, Hercules would recognize an additional expense or benefit in income in the period such determination was made.

The Company provides defined benefit pension and postretirement welfare benefit plans to employees in the United States who meet eligibility requirements. Similar plans are provided outside the United States in accordance with local practice. Pension and other postretirement benefit obligations in the United States and the related expense (income) are determined based upon actuarial assumptions regarding mortality, medical inflation rates, discount rates, long-term return on assets, salary increases, Medicare availability and other factors. The assets of the U.S. defined benefit plan constitute 85% of the total defined benefit plan assets applicable to plans sponsored by the Company. Pursuant to the Company's annual review of the actuarial assumptions, the discount rate was lowered to 6.75% at December 31, 2002 and the expected long-term return on U.S. plan assets was lowered to 8.75% effective January 1, 2003. Based on current assumptions, pension and postretirement benefit plan expenses for the years 2003, 2004 and 2005 are projected to be approximately $41 million, $69 million and $92 million, respectively. The projected increase in pension expense of $20 to $30 million per year over this time frame is due to the unfavorable performance of the pension investment portfolio over the past three years. As a result of unfavorable economic conditions, the accumulated benefit obligation ("ABO") exceeded the fair value of plan assets at December 31, 2002. At December 31, 2002, the ABO of the U.S., United Kingdom and German defined benefit pension plans, $1,227 million, $55 million and $27 million, respectively, exceeded their funded benefits. Consequently, the Company was required to recognize an additional liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to other comprehensive income in stockholders' equity. The Company recorded a non-cash, after-tax charge to other comprehensive income of $354 million at December 31, 2002. As a result of this charge, the Company is in a negative net worth position at June 30, 2003. The Company does not believe that this will have any substantial adverse effect on its operations or liquidity. A 100 basis point decrease or increase in the discount rate has approximately a plus or minus $160 million impact on the Company's consolidated ABO. If the U.S. qualified pension plan performs in accordance with the actuarial assumptions, the Company anticipates making cash contributions of approximately $40 million per year over the next 6 to 7 years to maintain compliance with ERISA funding requirements. A government mandated change in minimum funding requirements in the Netherlands may require the Company to make a special contribution to the Dutch pension plan of 5 million euros in 2003.

On January 1, 2003, the Company adopted SFAS 123 as amended by SFAS 148 (see Note 2). SFAS 148 amends SFAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring enhanced disclosure regarding stock-based compensation. As a result, the fair value recognition provisions of SFAS 123 will be applied on a prospective basis to all employee awards granted, modified or settled after January 1, 2003. The Company did not grant any stock-based compensation pursuant to SFAS 123, as amended by SFAS 148, in the first six months of 2003.

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

The Company's derivative and other financial instruments subject to interest rate risk at June 30, 2003 consist of debt instruments, pension benefit obligations and pension plan assets invested in fixed rate securities. The debt instruments had a net market value at June 30, 2003 of $1.4 billion. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their current levels, with all other variables held constant. A 100-basis point increase in interest rates at June 30, 2003 would result in a $69 million decrease in the net market value of the liability. A 100-point decrease in interest rates at June 30, 2003 would result in an $87 million increase in net market value of the liability.

The Company's financial instruments subject to foreign currency exchange risk consist of foreign currency forward contracts and represent a net liability position of $1 million at June 30, 2003. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at June 30, 2003 would result in a $0.1 million increase in the net liability position, while a 10% weakening of the dollar versus other currencies would result in a $0.2 million decrease in the net liability position resulting in a net asset position.

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

The assets and liabilities associated with the Company's defined benefit pension plans are subject to interest rate and market risk. At December 31, 2002, the accumulated pension benefit obligation ("ABO") of the U.S., United Kingdom and German defined benefit plans was $1,227 million, $55 million and $27 million, respectively. The fair value of the U.S. defined benefit plan assets at June 30, 2003 was $1,045 million. The assets of the U.S. defined benefit plan are invested as follows: $483 million in domestic corporate equity securities, $198 million in international corporate equity securities, $327 million in fixed income securities and $37 million in other investments. The Company has used an 8.75% assumed rate of return on plan assets for the U.S. plans effective January 1, 2003. A 100-basis point decrease or increase in the discount rate has approximately a plus or minus $130 million impact on the ABO. A 100-basis point decrease or increase in the assumed rate of return has approximately a plus or minus $12 million impact on the U.S. pension expense estimated for 2003.

Environmental Litigation - Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites. The estimated range of reasonably possible costs for remediation is between $110 million and $220 million. The Company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially effected (see Note 14).

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

The Company is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to asbestos fibers from resin-encapsulated pipe and tank products which were sold by one of the Company's former subsidiaries to a limited industrial market ("products claims"). The Company is also a defendant in lawsuits alleging exposure to asbestos at facilities formerly or presently owned or operated by the Company ("premises claims"). The Company's estimated liability and insurance recoveries are based on numerous assumptions regarding the number of future claims, the cost of settlements, potential insurance recoveries and other variables. While the Company believes its estimates are reasonable, there can be no assurance that these assumptions will prove to be correct and the Company's actual experience may differ materially over time. Since it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period. The Company has been advised that its primary and first level excess insurance policies have largely exhausted, with only minimal limits remaining. The Company has not yet reached agreement with its other insurance carriers to fund the cost of defending and resolving these matters. As a result, until the Company's other insurance carriers begin to fund the cost of defending and resolving these matters, the Company will have to fully fund the cost of defending and settling these matters. In addition to the approximately $5 million, net of insurance reimbursements, spent by the Company in the six-month period, the Company estimates that net cash payments from the Company and cash payments, if any, from its insurers for asbestos-related costs (including defense costs) will approximate $30 million for the remainder of 2003. Nonetheless, based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and estimated future asbestos-related liabilities. However, there can be not assurance that such liabilities will be sufficiently covered. On July 10, 2003, the Senate Judiciary Committee approved legislation that would establish a billion dollar trust fund for the compensation of victims of asbestos-related illnesses and sent the bill to the full Senate for approval. If the legislation is enacted in its current form, claimants would be prohibited from bringing their claims to court and would receive compensation for their asbestos exposure, based on the severity of their illness, from the trust fund (see Note 14). There can be no assurance that this or any other similar legislation will be enacted.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") ("VIEs"), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51"). FIN 46 addresses the application of ARB 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. The provisions of FIN 46 apply on a prospective basis to VIEs created after January 31, 2003 and become effective after June 30, 2003 for VIEs the Company had prior to January 31, 2003. The Company currently has two joint-venture VIEs that are presently accounted for using the equity method of accounting. These entities serve as strategic global marketers of the Company's bicomponent fibers. The assets and liabilities of these entities are not consolidated within the Company's financial statements. As of June 30, 2003, the fair value of the assets in these joint ventures was approximately $7 million and the fair values of the associated liabilities and non-controlling interests were approximately $6 million. There are no assets of the Company that serve as collateral for the VIEs and the creditors of the VIEs have no recourse to the general credit of the Company. In addition, the Company has two wholly-owned consolidated subsidiary trusts, Hercules Trust I and Hercules Trust II (jointly, "the Trusts"), which are the issuers of the company-obligated preferred securities (see Note 12). Pursuant to FIN 46, it could be determined that (i) the Trusts are variable interest entities and (ii) the Company is not the primary beneficiary of these Trusts. If such determinations are made, the Company will be required to de-consolidate Hercules Trust I and Hercules Trust II, effective July 1, 2003.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires certain financial instruments with both debt and equity characteristics to be classified as debt. The statement requires initial and subsequent valuation of this debt at a present or fair market value and is effective July 1, 2003. Upon adoption of SFAS 150 on July 1, 2003, $625 million of Company-obligated Preferred Securities of Subsidiary Trusts will be reclassified from the mezzanine section of the Consolidated Balance Sheet to the long-term liabilities section of the Consolidated Balance Sheet.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 30, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Vice President and Controller concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information related to Legal Proceedings, see Notes to Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

As a result of the Hercules Shareholders' Committee for New Management 's action on July 25, 2003 withdrawing their nominations to the Company's Board of Directors, the Company announced, on the same day, that Patrick Duff, Thomas P. Gerrity and John K. Wulff were elected and that Joe B. Wyatt was re-elected to the Board of Directors by the shareholders at the annual meeting. Also at the annual meeting, the shareholders voted on the ratification of PricewaterhouseCoopers LLP as the Company's independent public accountants for 2003, approval of the Hercules Incorporated Omnibus Equity Compensation Plan for Non-Employee Directors, a shareholder proposal to redeem the Rights issued pursuant to the Company's Rights Agreement dated as of August 4, 2000 and a shareholder proposal to amend the Company's Restated Certificate of Incorporation to provide for the right of shareholders to take action by written consent and to call special meetings. Final results of the voting will not be available until the independent inspectors of election have completed their review of the voting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Please see the exhibits listed on the Exhibit Index.

(b) Reports on Form 8-K

Date of Report	Item No.	Financial Statements Included
May 1, 2003	12	Yes
June 3, 2003	5, 7	No
July 10, 2003	7, 9	Yes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERCULES INCORPORATED

By:	/s/ Stuart C. Shears
Stuart C. Shears
Vice President and Treasurer
(Principal Financial Officer and duly
authorized signatory)
August 7, 2003

By:	/s/ Fred G. Aanonsen
Fred G. Aanonsen
Vice President and Controller
(Principal Accounting Officer and duly
Authorized signatory)
August 7, 2003

EXHIBIT INDEX
Number	Description	Incorporated by Reference To
3.1*	By-Laws of Hercules Incorporated, as revised and amended as of July 15, 2003
4.1	Amendment No. 1 to the Hercules Incorporated Rights Agreement, dated as of June 5, 2003	Exhibit 4.2, Registration Statement on Form 8-A, filed June 5, 2003
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Vice President and Controller Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Vice President and Controller Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith