Form 10-Q
period 2003-09-30
HERCULES INC
filed 2003-11-07
CIK 46989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

As of September 30, 2003, 110,912,842 shares of registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	(Unaudited)		(Unaudited)
(Dollars in millions, except per share)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net sales	$463	$443	$1,388	$1,282
Cost of sales (Note 7)	289	273	872	783
Selling, general and administrative expenses	91	86	275	258
Research and development	9	11	29	32
Intangible asset amortization (Note 5)	2	2	6	7
Other operating expense, net (Note 8)	4	11	5	35

Profit from operations	68	60	201	167
Interest and debt expense (Note 11)	32	17	99	78
Preferred security distributions of subsidiary trusts (Note 11)	-	15	-	44
Other expense, net (Note 9)	7	67	17	116

Income (loss) before income taxes and equity income	29	(39)	85	(71)
Provision (benefit) for income taxes (Note 16)	10	(4)	23	(11)

Income (loss) before equity income	19	(35)	62	(60)
Equity income of affiliated companies, net of tax	-	-	-	1
Net income (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	19	(35)	62	(59)
Net income (loss) on discontinued operations, net of tax (Note 4)	-	-	2	(199)
Net income (loss) before cumulative effect of changes in
accounting principle	19	(35)	64	(258)
Cumulative effect of changes in accounting principle, net of
tax (Notes 5 and 13)	-	-	(28)	(368)
Net income (loss)	$19	$(35)	$36	$(626)

Basic and diluted earnings (loss) per share (Note 6)
Continuing operations	$0.17	$(0.32)	$ 0.56	$(0.54)
Discontinued operations	-	-	$ 0.02	$(1.83)
Cumulative effect of changes in accounting principle	-	-	$(0.26)	$(3.37)
Net income (loss)	$0.17	$(0.32)	$ 0.32	$(5.74)
Weighted-average number of shares - basic (millions)	110.9	109.2	110.3	109.2
Weighted-average number of shares - diluted (millions)	111.1	109.2	110.5	109.2

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited)
	September 30,	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$222	$209
Restricted cash (Note 11)	-	125
Accounts and notes receivable (net of allowance for doubtful
accounts of $11 million and $12 million, respectively)	376	360
Inventories
Finished products	98	88
Materials, supplies, and work in process	85	79
Deferred income taxes	50	46
Total current assets	831	907
Property, plant, and equipment	1,993	1,925
Accumulated depreciation and amortization	(1,331)	(1,262)
Net property, plant, and equipment	662	663
Intangible assets, net (Note 5)	191	198
Goodwill, net (Note 5)	502	468
Deferred income taxes	15	15
Other assets	414	442
Total assets	$2,615	$2,693

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$166	$176
Accrued expenses	226	295
Short-term debt (Note 11)	21	145
Total current liabilities	413	616
Long-term debt (Note 11)	1,352	738
Deferred income taxes	80	80
Postretirement benefits and other liabilities	765	758
Commitments and contingencies (Note 14)	-	-
Company-obligated preferred securities of subsidiary trusts (Note 11)	-	624

Stockholders' equity (deficit)
Series preferred stock	-	-
Common stock (shares issued: 2003 - 159,976,600;
2002 - 159,984,444)	83	83
Additional paid-in capital	633	682
Unearned compensation	(84)	(93)
Accumulated other comprehensive losses	(379)	(454)
Retained earnings	1,520	1,483
	1,773	1,701
Reacquired stock, at cost (shares: 2003 - 49,071,602;
2002 - 50,615,487)	(1,768)	(1,824)
Total stockholders' equity (deficit)	5	(123)
Total liabilities and stockholders' equity (deficit)	$2,615	$2,693

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW

(Dollars in millions)	(Unaudited)
	Nine Months Ended September 30,
	2003	2002

Net cash provided by (used in) operating activities of continuing operations	$29	$(253)

Cash Flow from Investing Activities:
Capital expenditures	(27)	(24)
Proceeds of investment and fixed asset disposals	3	1,811
Decrease in restricted cash	125	-
Other, net	-	2
Net cash provided by investing activities of continuing operations	101	1,789

Cash Flow from Financing Activities:
Long-term debt proceeds	-	250
Long-term debt repayments	(137)	(1,773)
Change in short-term debt	(1)	(7)
Common stock issued	8	4
Net cash used in financing activities of continuing operations	(130)	(1,526)

Net cash provided by discontinued operations	-	25

Effect of exchange rate changes on cash	13	(3)

Net increase in cash and cash equivalents	13	32
Cash and cash equivalents - beginning of period	209	76
Cash and cash equivalents - end of period	$222	$108

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest (Note 11)	$83	$70
Preferred security distributions of subsidiary trusts	-	43
Income taxes	32	152
Non-cash investing and financing activities:
Incentive and other employee benefit stock plan	9	6

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income (loss)	$19	$(35)	$36	$(626)
Foreign currency translation	5	12	75	(10)
Reclassification adjustment for loss
included in net income (loss)	-	-	-	103
Comprehensive income (loss)	$24	$(23)	$111	$(533)

HERCULES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.             These condensed Consolidated Financial Statements and the notes to the Consolidated Financial Statements of Hercules Incorporated ("Hercules" or the "Company") are unaudited as of and for the three and nine months ended September 30, 2003 and 2002, but in the opinion of management include all adjustments necessary to present fairly in all material respects Hercules' financial position and results of operations for the interim periods.  These condensed Consolidated Financial Statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules' Annual Report on Form 10-K for the year ended December 31, 2002.  Certain prior period amounts have been reclassified to conform to the current period presentation.

2.             Stock-based Compensation

Prior to January 1, 2003, the Company accounted for stock-based employee compensation plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.  Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS 148").  SFAS 148 amends SFAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring enhanced disclosure regarding stock-based compensation.  The Company has elected to apply the fair value recognition provisions of SFAS 123 on a prospective basis to all employee awards granted, modified or settled after January 1, 2003.  Awards under the Company's stock-based compensation plans vest over periods ranging from 1 to 10 years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income in 2003 would be less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.  The Company did not grant any stock-based compensation subject to SFAS 123, as amended by SFAS 148, in the first nine months of 2003.

Pursuant to the disclosure requirements of SFAS 123, as amended by SFAS 148, the following table presents the pro forma effect on net income (loss) and earnings (loss) per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested stock-based employee compensation.

(Dollars in millions, except per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$19	$(35)	$36	$(626)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1	3	5	9

Pro forma net income (loss)	$18	$(38)	$31	$(635)
Earnings (loss) per share:
Basic - as reported	$0.17	$(0.32)	$0.32	$(5.74)
Basic - pro forma	$0.16	$(0.35)	$0.28	$(5.81)

Diluted - as reported	$0.17	$(0.32)	$0.32	$(5.74)
Diluted - pro forma	$0.16	$(0.35)	$0.28	$(5.81)

3.             Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51").  FIN 46 addresses the application of ARB 51 to variable interest entities ("VIEs"), and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is determined to be the primary beneficiary.  The provisions of FIN 46 apply on a prospective basis to VIEs created after January 31, 2003 and were to become effective after June 30, 2003 for VIEs existing prior to January 31, 2003.  FASB Staff Position FIN 46-6 ("FSP FIN 46-6") establishes the first interim or annual reporting period ending after December 15, 2003 as the new effective date for VIEs existing prior to January 31, 2003 (see Note 12).

4.             Discontinued Operations

On April 29, 2002, the Company completed the sale of the BetzDearborn Water Treatment Business (the "Water Treatment Business") to GE Specialty Materials, a unit of General Electric Company.  The sale price was $1.8 billion in cash, resulting in net after-tax proceeds of approximately $1.7 billion.  The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility.  Pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") as adopted on January 1, 2002, the Water Treatment Business was treated as a discontinued operation as of February 12, 2002 and accordingly, all financial information was restated.  The loss from discontinued operations for the nine months ended September 30, 2002 includes an after-tax loss on the disposal of the business of $230 million.  In the nine months ended September 30, 2003, the Company recognized $2 million in net income for discontinued operations as a result of resolving issues relating to the divestiture of the Water Treatment Business.

The Paper Process Chemicals Business, representing approximately one-third of the business of BetzDearborn Inc. when it was originally acquired in 1998, was fully integrated into and continues to be reported within the Pulp and Paper Division.

Summarized below are the results of operations of the Water Treatment Business for the nine months ended September 30, 2002.

(Dollars in millions)	Nine Months Ended
September 30, 2002 (1)
Net sales	$269
Profit from operations	49
Income before income taxes	51
Tax provision	20
Income from operations	31
Loss from disposal of business, including a provision
for income taxes of $51 million	(230)
Loss from discontinued operations	$(199)

(1) Results of operations are through April 28, 2002.

Summarized below is the net cash flow provided by discontinued operations for the nine months ended September 30, 2002.

(Dollars in millions)	Nine Months Ended
September 30, 2002
Net cash provided by operations	$28
Capital expenditures	(3)
Net cash flow from discontinued operations	$25

The major classes of assets and liabilities included in the consolidated balance sheet at the time of disposal were as follows:

(Dollars in millions)
Assets		Liabilities
Accounts receivables, net	$161	Accounts payable	$55
Inventory	76	Accrued expenses	35
Fixed assets	217	Other liabilities	178
Goodwill and other intangible assets	1,419		$268
Other assets	19
	$1,892

5.             Goodwill and Other Intangible Assets

Effective January 1, 2002, Hercules adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").  Hercules identified the following reporting units: BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Pinova.  In connection with Hercules' transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units.  In the first quarter of 2002, Hercules completed its transitional impairment review of the identified reporting units and recognized after-tax impairment losses of $262 million in the BetzDearborn reporting unit and $87 million in the FiberVisions reporting unit as a cumulative effect of a change in accounting principle.  In addition, an after-tax impairment loss of $19 million was recognized in the first quarter of 2002 relating to the Company's equity investment in CP Kelco, which had an impairment under SFAS 142.  Pursuant to SFAS 142, the Company is required to perform an annual assessment of its reporting units for impairment.  The first annual assessment was performed as of November 30, 2002 and indicated no additional impairment to the Company's goodwill was warranted.

Accumulated amortization for goodwill upon adoption of SFAS 142 was $185 million.  The following table shows changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2003.

(Dollars in millions)		Engineered
	Performance	Materials
	Products	and Additives	Total
Balance at December 31, 2002	$383	$85	$468
Foreign currency translation	34	-	34
Balance at September 30, 2003	$417	$85	$502

The following table provides information regarding the Company's other intangible assets with finite lives:

(Dollars in millions)	Customer	Trademarks	Other
	Relationships	& Tradenames	Intangibles	Total
Gross Carrying Amount
Balance, December 31, 2002	$89	$72	$93	$254
Balance, September 30, 2003	89	72	93	254

Accumulated Amortization
Balance, December 31, 2002	$11	$7	$38	$56
Balance, September 30, 2003	13	9	41	63

Total amortization expense for each of the three-month periods ended September 30, 2003 and 2002 for other intangible assets was $2 million and $2 million, respectively.  Total amortization expense for each of the nine-month periods ended September 30, 2003 and 2002 for other intangible assets was $6 million and $9 million, respectively, of which $7 million was included in income from continuing operations for the nine months ended September 30, 2002.  Estimated amortization expense for 2003 and the five succeeding fiscal years is $9 million per year for 2003 and 2004 and $8 million per year from 2005 through 2008.

6.             Earnings (Loss) Per Share

The following table shows the amounts used in computing earnings (loss) per share and the effect on net income (loss) and the weighted-average number of shares of dilutive potential common stock:

(Dollars in millions, except per share)	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
						Earnings
		Earnings		(Loss)	Income	(loss)		(Loss)
	Income	per share	(Loss)	per share	(loss)	per share	(Loss)	per share
Basic and Diluted:
Continuing operations	$19	$0.17	$(35)	$(0.32)	$62	$0.56	$(59)	$(0.54)
Discontinued operations	-	-	-	-	2	0.02	(199)	(1.83)
Cumulative effect of changes in accounting principle	-	-	-	-	(28)	(0.26)	(368)	(3.37)
Net income (loss)	$19	$0.17	$(35)	$(0.32)	$36	$0.32	$(626)	$(5.74)

Weighted-average number of shares - basic (millions)	110.9		109.2		110.3		109.2
Weighted-average number of shares - diluted (millions)	111.1		109.2		110.5		109.2

For the three and nine months ended September 30, 2003 and 2002, the Company had convertible subordinated debentures which are convertible into approximately 0.2 million shares of common stock.  However, the shares of common stock into which these debentures are convertible have not been included in the dilutive share calculation for the three and nine months ended September 30, 2002 because the impact of their inclusion would be anti-dilutive.  The dilutive effect of the convertible debentures was included in the calculation for the three and nine months ended September 30, 2003.  The impact of after-tax interest expense with respect to convertible debentures on net income (loss) is immaterial to the calculation of earnings (loss) per share.

7.             Depreciation Expense

Cost of sales and selling, general and administrative expenses include depreciation expense related to continuing operations of $19 million and $17 million for the three months ended September 30, 2003 and 2002, respectively, and $53 million and $52 million for the nine months ended September 30, 2003 and 2002, respectively.

8.             Other Operating Expense, Net

Other operating expense, net, for the three and nine months ended September 30, 2003 includes $3 million and $4 million of expense, respectively, associated with the comprehensive cost reduction and Work Process Redesign program announced in September 2001 (see Note 10) and proxy costs of $3 million in both periods.  The Company also recognized income of $4 million in the nine months ended September 30, 2003 as a result of resolving issues related to prior year transactions.  Miscellaneous income of $2 million and expense of $2 million were recognized in the three and nine-month period, respectively.

Other operating expense, net, for the three and nine months ended September 30, 2002 include environmental charges of $4 million and $9 million, respectively, and additional restructuring charges of $8 million and $18 million, respectively, associated with the comprehensive cost reduction and Work Process Redesign program announced in September 2001 (see Note 10).  Additionally, the Company recognized a $6 million asset impairment charge in the Performance Products segment in the nine-month period.  Miscellaneous (income) expenses were ($1) million and $2 million, respectively, for the three and nine-month periods.

9.             Other Expense, Net

Other expense, net, for the three and nine months ended September 30, 2003 includes $1 million and $3 million, respectively, in net charges for asbestos-related costs (see Note 14) and miscellaneous expenses of $3 million and $7 million, respectively.  Additionally, bank charges of $2 million were recognized in the nine-month period.  Interest income of $1 million and $3 million was recognized in the three and nine-month period, respectively.  Also, litigation costs of $2 million and $5 million and costs related to prior year divestitures of $2 million and $3 million were recognized in the three and nine-month period, respectively.  Litigation costs and asbestos-related costs primarily relate to former operations of the Company.

Other expense, net for the three and nine months ended September 30, 2002 includes $65 million and $68 million, respectively, in net charges for estimated asbestos exposures (see Note 14).  The nine months also include a $43 million charge for debt prepayment penalties and the write-off of debt issuance costs associated with the repayment of debt with the proceeds from the sale of the Water Treatment Business (see Note 4) and approximately $2 million for litigation costs of a former operating unit.  The three and nine-month periods also include miscellaneous expenses of $2 million and $3 million, respectively.

10.           Severance and Other Exit Costs

The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs of $7 million and $22 million at September 30, 2003 and December 31, 2002, respectively.  During 2001, management authorized and committed to a plan to reduce the workforce as part of the comprehensive cost reduction and Work Process Redesign program.  Through September 30, 2003, the Company incurred charges related to this program of $81 million, which includes charges of $73 million for employee termination benefits and $8 million for exit costs related to facility closures.  During the nine months ended September 30, 2003, the accrual for severance benefits recognized in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," increased by approximately $5 million.  Under this plan, approximately 1,447 employees have left or will leave the Company, of which approximately 1,317 employees were terminated through September 30, 2003.  Approximately 93 employees were terminated during the nine months ended September 30, 2003.  The employees under the plan that have not been terminated are expected to be terminated by December 31, 2003.  The plan includes reductions throughout the Company with the majority of them from support functions.

Cash payments under these plans during the three and nine months ended September 30, 2003 were $3 million and $18 million, respectively, for severance benefits and other exit costs.  Severance benefits paid during the quarter include the continuing benefit streams of previously terminated employees as well as those terminated in the current period.  Severance benefits were paid in accordance with the Company's standard severance pay plans, or in accordance with local practices outside the United States.

A reconciliation of activity with respect to the liabilities established for these plans is as follows:

(Dollars in millions)
	September 30,	December 31,
	2003	2002
Balance at beginning of year	$22	$43
Additional termination benefits and other exit costs	5	25
Cash payments	(18)	(39)
Reversals against goodwill	-	(3)
Reversals against earnings	(2)	(2)
Transferred with discontinued operations	-	(2)
Balance at end of period	$7	$22

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146").  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring)."  SFAS 146 defines the timing of the recognition of costs associated with exit or disposal activities, the types of costs that may be recognized and the methodology for calculating the fair value of such costs.  In the nine months ended September 30, 2003, the Company did not recognize any costs associated with exit or disposal activities pursuant to SFAS 146.

11.           Debt

A summary of short-term and long-term debt follows:

(Dollars in millions)	September 30,	December 31,
	2003	2002
Short-term:
Banks	$-	$1
Current maturities of long-term debt	21	144
	$21	$145

Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates.  At September 30, 2003, the Company had $16 million of unused short-term lines of credit that may be drawn as needed.

(Dollars in millions)	September 30,	December 31,
	2003	2002
Long-term:
6.60% notes due 2027	$100	$100
6.625% notes due 2003	-	125
11.125% senior notes due 2007	400	400
8% convertible subordinated debentures due 2010	3	3
Term notes at various rates from 2.70% to 9.60% due in
varying amounts through 2007	43	50
Term B loan due 2007	198	200
Other	4	4
Company-obligated preferred securities of subsidiary trusts consisting of:
9.42% trust originated preferred securities (TOPRS)	363	-
6 1/2% CRESTS units (CRESTS)	262	-
	1,373	882
Current maturities of long-term debt	(21)	(144)
Net long-term debt	$1,352	$738

On December 20, 2002, the Company completed the refinancing of its existing senior credit facility with a new senior credit facility.  The new senior credit facility consists of a four year $125 million revolving credit agreement and a $200 million term B loan due May 2007.  In addition, the Company has the option of borrowing an additional $50 million to $150 million on terms identical to the term B loan.  The incremental term loan will remain available until the earlier of December 20, 2005 or the repayment of the $200 million term B loan.  In conjunction with the execution of the credit agreement, $125 million of the proceeds of the term B loan was placed into an escrow account to pay the principal amount of the 6.625% notes in June 2003 and was recognized as restricted cash on the Consolidated Balance Sheet.  The 6.625% notes were paid in June 2003 with the proceeds held in the escrow account.  The term B loan bears interest at LIBOR + 3.25%.  The revolving credit agreement bears interest at LIBOR plus an applicable margin, currently 2.75%, which is determinable based on the Company's leverage ratio.  Interest rates are reset for one, two, three or six month periods at the Company's option.

The new senior credit facility is secured by liens on the Company's assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company's current and future wholly-owned domestic subsidiaries.

As of September 30, 2003, $52 million of the $125 million revolver was available for use.  The Company had outstanding letters of credit associated with the credit facility of $73 million at September 30, 2003.

The Company's new senior credit facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio ("leverage ratio") and an interest coverage ratio and establishes limitations on the permitted amount of annual capital expenditures.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150").  SFAS 150 requires certain financial instruments with both debt and equity characteristics to be classified as debt.  The statement requires initial and subsequent valuation of this debt at a present or fair market value and was effective July 1, 2003.

The TOPRS have a scheduled maturity and redemption date of March 31, 2029; the CRESTS have a scheduled maturity and redemption date of June 30, 2029.  In accordance with SFAS 150, the TOPRS and CRESTS constitute mandatorily redeemable financial instruments.  The Company guarantees the obligations of the Hercules Trust I and Hercules Trust II on the preferred securities.  Upon adoption of SFAS 150 on July 1, 2003, the company-obligated preferred securities of subsidiary trusts have been reclassified prospectively from the mezzanine section of the Consolidated Balance Sheet to the long-term liabilities section of the Consolidated Balance Sheet.  Items previously shown separately on the Consolidated Statement of Operations as preferred security distributions of subsidiary trusts are combined with interest and debt expense in the current period in accordance with the requirements of SFAS 150.

12.           Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51").  FIN 46 addresses the application of ARB 51 to variable interest entities ("VIEs"), and generally requires that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary.  The provisions of FIN 46 apply on a prospective basis to VIEs created after January 31, 2003 and were to become effective after June 30, 2003 for VIEs that existed prior to January 31, 2003.  On October 8, 2003, the FASB deferred the effective date for VIEs that existed prior to January 31, 2003.  FASB Staff Position FIN 46-6 ("FSP FIN 46-6") establishes the first interim or annual period ending after December 15, 2003 as the new effective date for VIEs that existed prior to January 31, 2003.  FSP FIN 46-6 permits early and partial adoption of FIN 46.  The Company has elected to partially adopt FIN 46 in the quarter ending September 30, 2003 for its VIEs that existed prior to January 31, 2003 (the Company has no VIEs created subsequent to January 31, 2003).  The financial statements for the three and nine months ended September 30, 2003 reflect the consolidation of two joint venture VIEs, ES FiberVisions Holdings A/S and ES FiberVisions L.P., that were previously accounted for using the equity method of accounting.  These entities serve as strategic global marketers of the Company's bicomponent fibers.  As of September 30, 2003, the fair value of the assets in these joint ventures was approximately $7 million and the fair values of the associated liabilities and non-controlling interests were approximately $6 million.  There are no assets of the Company that serve as collateral for the VIEs and the creditors of the VIEs have no recourse to the general credit of the Company.

In addition, the Company has two wholly-owned consolidated subsidiary trusts, Hercules Trust I and Hercules Trust II (together, the "Trusts"), which are the issuers of the company-obligated preferred securities (see Note 11).  Pursuant to FIN 46, the Company has preliminarily determined that (i) the Trusts are variable interest entities and (ii) the Company is not the primary beneficiary of these Trusts.  However, the Company has not adopted FIN 46 for the Trusts pursuant to FSP FIN 46-6.  Pending final resolution of the issues currently under discussion at the FASB, the Company may be required to de-consolidate Hercules Trust I and Hercules Trust II, effective December 31, 2003.  The Company does not believe that de-consolidation, if required, will have a material effect on the Consolidated Financial Statements.

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

The following table provides a reconciliation of the changes in the asset retirement obligations during the period.

(Dollars in millions)		SFAS 143 Adoption
	Balance	Cumulative	Capitalized	Liabilities		Balance
	January 1,	Effect	Retirement	(Incurred)		September 30,
	2003	Adjustment	Obligations	Settled	Accretion	2003
Capitalized remediation costs	$18	$(18)	$-	$-	$-	$-

Environmental Remediation Liabilities:
SFAS 143 ARO sites	(85)	(26)	(2)	11	(1)	(103)
Non-SFAS 143 sites	(3)	-	-	-	-	(3)
	$(70)	$(44)	$(2)	$11	$(1)	$(106)

14.           Commitments and Contingencies

Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").  The initial recognition and measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company applied the initial recognition and measurement provisions on a prospective basis effective January 1, 2003.  FIN 45 modified existing disclosure requirements for most guarantees and requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee.  The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002.  Disclosure about each group of similar guarantees is provided below:

Indemnifications

In connection with the sale of Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sale transactions and business activities prior to the ultimate closing of the sale.  The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend, and/or indemnify the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions.  The carrying amount recorded for all indemnifications as of September 30, 2003 was $87 million.

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

Guarantees

The Company has directly guaranteed various obligations under agreements with third parties related to subsidiaries and affiliates, and/or other unaffiliated companies.  At September 30, 2003, the Company had directly guaranteed $23 million of such obligations.  This represents the maximum principal amount of potential future payments that the Company could be required to make under the guarantees.  Any applicable interest and expenses would generally be added to the amount of the obligations.

Directly guaranteed obligations include approximately $2 million of outstanding obligations which are recorded as debt and approximately $5 million in outstanding obligations which are recorded as pension liability in the Company's Consolidated Financial Statements.  The Company has provided approximately $1 million in collateral through a mortgage security related to the pension liability.  Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.  The Company will be required to perform on these guarantees in the event of default by the guaranteed party.

The Company guarantees the obligations of Hercules Trust I and Hercules Trust II on the preferred securities.

Intercompany Guarantees

The Company and its subsidiaries have intercompany guarantees between and among themselves which aggregate approximately $147 million as of September 30, 2003.  These guarantees relate to intercompany loans used to facilitate normal business operations.  All of the $147 million has been eliminated from the Company's Consolidated Financial Statements.

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

Hercules has been identified as a potentially responsible party ("PRP") by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites.  The range of the reasonably possible share of costs for the investigation and cleanup of current and former operating sites, and other locations where the Company may have a known liability is between $106 million and $220 million.  The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years and timing of remedial activity required, which could range from 0 to 30.

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

The Allegany Ballistics Laboratory ("ABL") is a government-owned facility which was operated by Hercules from 1945 to 1995 under contract with the United States Department of the Navy.  The Navy has notified Hercules that it would like to negotiate with Hercules with respect to certain environmental liabilities which, the Navy alleges, are attributable to Hercules' past operations at ABL.  In recent discussions, the Navy has stated that, pursuant to CERCLA, it has spent a total of $24.8 million and expects to spend an additional $44 million over the next 10 years.  The Company is currently investigating the Navy's allegations, including the basis of the Navy's claims, and whether the contracts with the government pursuant to which the Company operated ABL may insulate the Company from some or all of the amounts sought.  At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported above.

At September 30, 2003, the accrued liability for environmental remediation was $106 million.  The extent of liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs.  While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules, and the resolution of any of these matters during a specific period could have a material effect on the quarterly or annual results of that period.

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

Since entering into those agreements, the Company has continued to receive and settle or otherwise resolve claims on an on-going basis.  Between January 1, 2002 and December 31, 2002, the Company received approximately 11,000 new claims, approximately half of which were included in "consolidated" complaints naming anywhere from one hundred to thousands of plaintiffs and a large number of defendants, but providing little information connecting any specific plaintiff's alleged injuries to any specific defendant's products or premises.  It is the Company's belief that a significant majority of these "consolidated" claims will be dismissed for no payment.  During that same time period, the Company also received approximately 13,000 other new claims, most of which were included in "consolidated" complaints, which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.  Between January 1, 2003 and September 30, 2003, the Company received approximately 16,072 new claims, of which approximately 10,860 claims were included in "consolidated" complaints.

With respect to total claims pending, as of September 30, 2003, there were approximately 30,600 unresolved claims, of which approximately 995 were premises claims.  There were also approximately 1,640 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  In addition, as of September 30, 2003, there were approximately 11,900 claims (the remaining balance of the 13,000 claims noted in the above paragraph that have not yet been dismissed without payment) which have either been dismissed without payment or are in the process of being dismissed without payment.

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

The Company has been advised that the primary and first level excess insurance policies on its asbestos-related matters have exhausted.  The Company has not yet reached agreement with its other insurance carriers to fund the cost of defending and resolving its asbestos-related matters.  As a result, until the Company's other insurance carriers begin to fund the cost of defending and resolving these matters, the Company will have to fully fund the cost of defending and settling these matters.  In addition to the approximately $19 million, net of insurance reimbursements, spent by the Company in the nine-month period, the Company estimates that net cash payments from the Company and cash payments, if any, from its insurers for asbestos-related costs (including defense costs) will approximate $18 million for the remainder of 2003.  Nonetheless, based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and estimated future asbestos-related liabilities.  However, there can be no assurance that such liabilities will be sufficiently covered.

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

The initial findings of the study referenced above identify a range of the Company's reasonably possible financial exposure for these matters.  The Company is not presently able to specify its best estimate of its liability within that range.  The Company recorded a gross accrual of $225 million for present and future potential asbestos claims before anticipated insurance recoveries resulting in a net charge of $65 million related to these matters in the period ended September 30, 2002.  At September 30, 2003, the Company has a remaining accrual of $184 million for the gross liability.  The Company believes that it is probable that $120 million of the $184 million accrual will be funded by or recovered from insurance carriers.  At September 30, 2003, the Consolidated Balance Sheet reflects a current insurance receivable of $7 million and a long-term insurance receivable of $113 million.  The Company, in conjunction with outside advisors, will continue to study its asbestos-related exposures, insurance recovery expectations, and reserves on an on-going basis, and make adjustments as appropriate.

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

Further, in April 2002, a related "Qui Tam" action was unsealed by the U.S. District Court for the Southern District of California.  That action is captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al., (Civil Action No. 99 CV 1557 JM JAH), was filed under seal in 1999, and is a "False Claims" action brought pursuant to the False Claims Act (31 U.S.C. Section 729 et seq.).  In that action, the relators, in the name of the United States Government, allege the same price fixing activities which are the subject of the above-described actions.  The relators then allege that those alleged price fixing activities resulted in inflated prices being charged by the defendant carbon fiber manufacturers to the defendant defense contractors, who, in turn, submitted claims for payment to the United States Government under various government contracts.  It is alleged that those claims for payment were "false claims" because the prices charged for the carbon fiber and carbon prepreg were "fixed" contrary to the laws of the United States.  By Order dated November 14, 2002, the Court dismissed the relators' complaint without prejudice because the complaint did not meet certain pleading requirements under the Federal Rules of Civil Procedure.  The relators filed a First Amended Complaint on January 3, 2003.  By Order dated July 29, 2003, the Court dismissed the First Amended Complaint without prejudice for similar reasons and provided the relators thirty days to re-file their complaint; that time period was subsequently extended by sixty days.  We have been advised that a revised amended complaint was served on or about October 30, 2003.  The Company denies liability and will vigorously defend each of these actions.

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

By Order dated May 6, 2003, the U.S. District Court for the Middle District of Louisiana remanded to the 18th Judicial District Court for the Parish of Iberville, Louisiana, a total of nine (9) consolidated lawsuits, including two (2) lawsuits in which the Company is a defendant.  These two lawsuits Jerry Oldham, et al. v. The State of Louisiana, et al., Civil Action No. 55,160, 18th Judicial District Court, Parish of Iberville, Louisiana and John Capone, et al. v. The State of Louisiana, et al., Civil Action No. 56,048C, 18th Judicial District Court, Parish of Iberville, Louisiana, were served on the Company in September 2002 and October 2002, respectively.  The Oldham case is a purported class action comprised of as many as 4,000 plaintiffs, and the Capone case is a consolidated action by approximately 50 plaintiffs.  Both actions assert claims against the State of Louisiana, the Company, American PetroFina, Hercofina, Ashland Oil, International Minerals and Chemicals, Allemania Chemical, Ashland Chemical and the Parish of Iberville.  The purported class members and plaintiffs, who claim to have worked or lived at or around the Georgia Gulf plant in Iberville Parish, allege injury and fear of future illness from the consumption of contaminated water and, specifically, elevated levels of arsenic in that water.  As to the Company, plaintiffs allege that the Company, itself, and then as part of a joint venture, operated a nearby plant and, as part of those operations, used a groundwater injection well to dispose of various wastes, and that those wastes contaminated the potable water supply at Georgia Gulf.  On October 17, 2002, the Company removed these matters to federal court.  In January 2003, the U.S. District Court for the Middle District of Louisiana consolidated the Capone and Oldham matters with other lawsuits in which the Company is not a party.  Plaintiffs sought remand which, as noted above, was granted by Order dated May 6, 2003.  Discovery is now beginning.  The Company denies any liability and intends to vigorously defend these matters.

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

Agent Orange is a defoliant that was manufactured by several companies, including Hercules, at the direction of the United States Government, and used by the United States Government in both Korea and Vietnam, primarily from 1965 to 1970.  In 1984, as part of a class action settlement, the Company and other defendants settled the claims of persons who were in the United States, New Zealand and Australian Armed Forces who alleged injury due to exposure to Agent Orange.  In Re "Agent Orange" Prod. Liab. Litig., 597 F. Supp. 740 (E.D.N.Y. 1984).  Following that settlement, all claims for alleged injuries due to exposure to Agent Orange by persons who had served in the Armed Forces of those countries were treated as covered by that class action settlement.  On June 9, 2003, the United States Supreme Court affirmed the decision of the United States Court of Appeals for the Second Circuit in a case captioned Dow Chemical Company, et al. v. Daniel Raymond Stephenson, et al., 123 S. Ct. 2161 (2003), and, as a result, the claims of persons who allege injuries due to exposure to Agent Orange and whose injuries first manifest themselves after exhaustion of the settlement fund created through the 1984 class action settlement may no longer be barred by the 1984 class action settlement.  As a result, such persons may now be able to pursue claims against the Company and the other former manufacturers of Agent Orange.  At this time, the Company is a defendant in sixteen lawsuits (including one purported class action) where plaintiffs allege that exposure to Agent Orange caused them to sustain various personal injuries.  Despite the recent ruling by the United States Supreme Court, the Company believes that it has substantial meritorious defenses to these claims, denies any liability to plaintiffs and will vigorously defend all actions now pending or that may be brought in the future.

The Company has received a Notice of Deficiency with respect to the Company's 1996 through 1997 federal income tax returns wherein, among other issues, the IRS is disallowing a capital loss that the Company carried back to 1996 and 1997.  The IRS has indicated that it will not settle the issue prior to a final decision after trial on the matter.    The IRS has indicated that it is willing to address the other issues included in the Notice of Deficiency through standard IRS administrative appeals procedures without litigation.  The Company believes that it is remote that the ultimate disposition of these issues will have a material adverse impact on the Company's financial position in light of existing tax reserves and amounts already on deposit with the IRS.

At September 30, 2003, the consolidated balance sheet reflects a current liability of approximately $12 million and a long-term liability of approximately $179 million for litigation and claims.  These amounts represent management's best estimate of the probable and reasonably estimable losses related to litigation or claims.  The extent of the liability and recovery is evaluated quarterly.  While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

15.           Segment Information

The table below reflects Net sales and Profit from operations for the three and nine months ended September 30, 2003 and 2002.

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net sales:
Performance Products	$371	$359	$1,111	$1,042
Engineered Materials and Additives	92	84	277	240
Consolidated	$463	$443	$1,388	$1,282

Profit from operations:
Performance Products	$68	$63	$196	$183
Engineered Materials and Additives	2	8	7	14
Corporate Items (a)	(2)	(11)	(2)	(30)
Consolidated	$68	$60	$201	$167

(a)   Corporate items for the three and nine months ended September 30, 2003 include severance charges, proxy costs, charges relating to prior year business divestitures and gains from the sale of miscellaneous non-operating assets. The nine months ended September 30, 2003 also includes income recognized as a result of a favorable legal settlement.  Corporate items for the three and nine months ended September 30, 2002 include restructuring charges, environmental costs and other corporate costs not allocated to the businesses.

16.           Income Taxes

The effective tax rate for continuing operations was 32% for the quarter versus an 11% benefit for the same period in 2002. The effective rate for the nine-month period was 27%.  The effective tax rate for both the quarter and nine-month periods was favorably impacted by tax benefits resulting from the donation of intellectual property to qualified organizations.  The rate for the 2002 quarter reflects the tax benefit of a pre-tax loss partially offset by the effect of increases to tax reserves related to anticipated tax assessments and other provisions.  The anticipated full year 2003 effective tax rate is approximately 30%.  Excluding the tax benefit from the donation of the intellectual property, the full year 2003 tax rate would be approximately 36%.

17.           Financial Information of Guarantor Subsidiaries

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

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2003	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$126	$110	$258	$(31)	$463
Cost of sales	81	80	158	(30)	289
Selling, general, and administrative expenses	23	21	47	-	91
Research and development	4	4	1	-	9
Intangible asset amortization	2	-	-	-	2
Other operating expense, net	2	1	1	-	4

Profit from operations	14	4	51	(1)	68

Interest and debt expense (income), net	42	(15)	5	-	32
Other expense, net	6	1	-	-	7

(Loss) income before income taxes and equity income (loss)	(34)	18	46	(1)	29

(Benefit) provision for income taxes	(10)	7	13	-	10

Equity (loss) income of affiliated companies, net of tax	(1)	(1)	2	-	-
Equity income (loss) from consolidated subsidiaries	44	5	1	(50)	-

Net income (loss) from continuing operations before discontinued
operations and cumulative effect of changes in accounting principle	19	15	36	(51)	19
Net income (loss) from discontinued operations, net of tax	-	-	-	-	-
Net income (loss) before cumulative effect of changes in
accounting principle	19	15	36	(51)	19
Cumulative effect of changes in accounting principle, net of tax	-	-	-	-	-

Net income (loss)	$19	$15	$36	$(51)	$19

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2002	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$137	$101	$238	$(33)	$443
Cost of sales	88	70	148	(33)	273
Selling, general, and administrative expenses	25	14	47	-	86
Research and development	5	4	2	-	11
Intangible asset amortization	2	-	-	-	2
Other operating expense, net	4	2	5	-	11

Profit from operations	13	11	36	-	60

Interest and debt expense (income), net	43	(17)	(9)	-	17
Preferred security distributions of subsidiary trusts	-	-	15	-	15
Other (expense) income, net	(66)	2	(3)	-	(67)

(Loss) income before income taxes and equity income (loss)	(96)	30	27	-	(39)
(Benefit) provision for income taxes	(26)	11	11	-	(4)

Equity income of affiliated companies, net of tax	-	-	-	-	-
Equity income (loss) from consolidated subsidiaries	35	14	1	(50)	-

Net (loss) income from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	(35)	33	17	(50)	(35)
Net income from discontinued operations, net of tax	-	-	-	-	-
Net (loss) income before cumulative effect of changes in
accounting principle	(35)	33	17	(50)	(35)
Cumulative effect of changes in accounting principle, net of tax	-	-	-	-	-

Net (loss) income	$(35)	$33	$17	$(50)	$(35)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2003
	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$385	$331	$763	$(91)	$1,388
Cost of sales	248	236	477	(89)	872
Selling, general, and administrative expenses	78	59	138	-	275
Research and development	13	12	4	-	29
Intangible asset amortization	5	1	-	-	6
Other operating expense, net	1	1	3	-	5

Profit (loss) from operations	40	22	141	(2)	201

Interest and debt expense (income), net	130	(44)	13	-	99
Other expense, net	13	3	1	-	17

(Loss) income before income taxes and equity income	(103)	63	127	(2)	85

(Benefit) provision for income taxes	(38)	25	36	-	23

Equity (loss) income of affiliated companies, net of tax	(1)	-	1	-	-
Equity (loss) income from consolidated subsidiaries	128	11	2	(141)	-

Net income (loss) from continuing operations before discontinued
operations and cumulative effect of changes in accounting principle	62	49	94	(143)	62
Net income from discontinued operations, net of tax	2	-	-	-	2
Net income (loss) before cumulative effect of changes in
accounting principle	64	49	94	(143)	64
Cumulative effect of changes in accounting principle, net of tax	(28)	-	-	-	(28)

Net income (loss)	$36	$49	$94	$(143)	$36

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2002
	(Unaudited)
	(Dollars in millions)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations & Adjustments	Consolidated

Net sales	$408	$326	$664	$(116)	$1,282
Cost of sales	259	226	414	(116)	783
Selling, general, and administrative expenses	69	53	136	-	258
Research and development	15	12	5	-	32
Intangible asset amortization	5	2	-	-	7
Other operating expense, net	11	9	15	-	35

Profit from operations	49	24	94	-	167
Interest and debt expense (income), net	163	(57)	(28)	-	78
Preferred security distributions of subsidiary trusts	-	-	44	-	44
Other (expense) income, net	(113)	1	(5)	1	(116)

Loss (income) before income taxes and equity income (loss)	(227)	82	73	1	(71)

(Benefit) provision for income taxes	(58)	30	17	-	(11)

Equity income of affiliated companies, net of tax	-	1	-	-	1
Equity income (loss) from consolidated subsidiaries	110	52	4	(166)	-

Net (loss) income from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	(59)	105	60	(165)	(59)
Net (loss) income from discontinued operations, net of tax	(199)	18	13	(31)	(199)
Net (loss) income before cumulative effect of changes in accounting principle	(258)	123	73	(196)	(258)
Cumulative effect of changes in accounting principle, net of tax	(368)	-	-	-	(368)

Net (loss) income	$(626)	$123	$73	$(196)	$(626)

Condensed Consolidating Balance Sheet
September 30, 2003	Unaudited
	(Dollars in millions)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations & Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$49	$7	$166	$-	$222
Accounts and notes receivable, net	90	51	235	-	376
Intercompany receivables	67	28	14	(109)	-
Inventories	47	57	92	(13)	183
Deferred income taxes	32	17	1	-	50
Total current assets	285	160	508	(122)	831
Property, plant, and equipment, net	151	170	341	-	662
Investments in subsidiaries	2,278	86	50	(2,414)	-
Goodwill and other intangible assets, net	229	90	374	-	693
Deferred income taxes	121	-	15	(121)	15
Other assets	340	6	68	-	414
Total assets	$3,404	$512	$1,356	$(2,657)	$2,615
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	45	17	104	-	166
Accrued expenses	51	114	61	-	226
Intercompany payables	9	53	47	(109)	-
Short-term debt	2	-	19	-	21
Total current liabilities	107	184	231	(109)	413
Long-term debt	699	-	653	-	1,352
Deferred income taxes	-	122	79	(121)	80
Postretirement benefits and other liabilities	623	79	63	-	765
Intercompany notes payable/(receivable)	1,970	(1,100)	(870)	-	-
Stockholders' equity (deficit)	5	1,227	1,200	(2,427)	5
Total liabilities and stockholders' equity (deficit)	$3,404	$512	$1,356	$(2,657)	$2,615

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2003
	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash Provided By (Used In) Operations	$15	$55	$100	$(141)	$29

Cash Flow From Investing Activities:
Capital expenditures	(8)	(8)	(11)	-	(27)
Proceeds of investment and fixed asset disposals	-	-	3	-	3
Decrease in restricted cash	125	-	-	-	125
Other, net	-	2	(2)	-	-
Net cash provided by (used in) investing activities	117	(6)	(10)	-	101

Cash Flow From Financing Activities:
Long-term debt repayments	(126)	-	(11)	-	(137)
Change in short-term debt	-	-	(1)	-	(1)
Change in intercompany, noncurrent	(96)	(49)	4	141	-
Common stock issued	8	-	-	-	8
Net cash (used in) provided by financing activities	(214)	(49)	(8)	141	(130)

Effect of exchange rate changes on cash	-	-	13	-	13
Net (decrease) increase in cash and cash equivalents	(82)	-	95	-	13
Cash and cash equivalents at beginning of period	131	7	71	-	209
Cash and cash equivalents at end of period	$49	$7	$166	$-	$222

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2002
	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash (Used In) Provided by Operating Activities of Continuing Operations	$(300)	$(52)	$(33)	$132	$(253)

Cash Flow From Investing Activities:
Capital expenditures	(10)	(5)	(9)	-	(24)
Proceeds of investment and fixed asset disposals	1,810	-	1	-	1,811
Other, net	-	-	2	-	2
Net cash provided by (used in) investing activities of continuing operations	1,800	(5)	(6)	-	1,789

Cash Flow From Financing Activities:
Long-term debt proceeds	250	-	-	-	250
Long-term debt repayments	(1,693)	(5)	(75)	-	(1,773)
Change in short-term debt	-	-	(7)	-	(7)
Change in intercompany, noncurrent	(30)	51	111	(132)	-
Common stock issued	(10)	-	-	-	(10)
Common stock reacquired	14	-	-	-	14
Dividends paid	-	-	-	-	-

Net cash (used in) provided by financing activities of continuing operations	(1,469)	46	29	(132)	(1,526)

Net cash flow provided by discontinued operations	-	5	20	-	25
Effect of exchange rate changes on cash	-	-	(3)	-	(3)
Net increase (decrease) in cash and cash equivalents	31	(6)	7	-	32
Cash and cash equivalents at beginning of period	8	12	56	-	76
Cash and cash equivalents at end of period	$39	$6	$63	$-	$ 108

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

Within the following discussion, unless otherwise stated, "quarter" and "nine-month period" refer to the third quarter of 2003 and the nine months ended September 30, 2003.  All comparisons are with the corresponding period in the previous year, unless otherwise stated.  References to "Notes" are to the Notes to the Consolidated Financial Statements.

The Company operates through two reportable segments and four divisions: Performance Products (Pulp and Paper, Aqualon) and Engineered Materials and Additives (FiberVisions, Pinova).

The table below reflects Net sales and Profit from operations for the three and nine-month periods ended September 30, 2003 and 2002.  Substantially all corporate items have been allocated to the segments.  Corporate items primarily include corporate expenses.

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net sales:
Performance Products	$371	$359	$1,111	$1,042
Engineered Materials and Additives	92	84	277	240
Consolidated	$463	$443	$1,388	$1,282

Profit from operations:
Performance Products	$68	$63	$196	$183
Engineered Materials and Additives	2	8	7	14
Corporate Items (a)	(2)	(11)	(2)	(30)
Consolidated	$68	$60	$201	$167

(a)  Corporate items for the three and nine months ended September 30, 2003 include severance charges, proxy costs, charges relating to prior year business divestitures and gains from the sale of miscellaneous non-operating assets. The nine months ended September 30, 2003 also includes income recognized as a result of a favorable legal settlement.  Corporate items for the three and nine months ended September 30, 2002 include restructuring charges, environmental costs and other corporate costs not allocated to the businesses.

Consolidated net sales were $463 million for the quarter, an increase of $20 million or 5%, and $1,388 million for the nine-month period, an increase of $106 million or 8%.  Net sales for the quarter and nine-month period include $7 million and $20 million, respectively, for the Company's bi-component fiber joint ventures, ES FiberVisions, which have now been consolidated in the FiberVisions division results pursuant to the requirements of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").  These joint ventures had previously been reported following the equity method of accounting.  Net sales in the quarter and nine-month period increased approximately $22 million and $80 million, respectively, due to the positive impact of the weaker dollar versus the Euro.  Net sales for the quarter were negatively impacted by unfavorable volume/mix of approximately 2%, primarily in Pulp and Paper and Pinova.  In the nine-month period, prices were nominally higher while volume/mix was flat.  Regionally, Net sales improved 12% in Europe, 7% in Asia Pacific, 10% in Latin America and declined 3% in North America for the quarter.  For the nine-month period, Net sales improved 2% in North America, 20% in Europe and 9% in Asia Pacific and remained flat in Latin America.  European sales were higher primarily due to the positive impact of the weaker dollar versus the Euro.  Profit from operations improved $8 million, or 13%, and $34 million, or 20%, for the quarter and nine-month period, respectively.  The improvement in profit from operations was driven by the positive impact of the weaker dollar versus the Euro and reductions in the Company's fixed cost structure pursuant to the comprehensive cost reduction and Work Process Redesign program (see Note 10) commenced in 2001; offsetting these amounts were higher raw material and energy costs, higher insurance expenses and higher pension and postretirement costs.  Profit from operations benefited from lower environmental and severance charges and the absence of an asset impairment charge versus the prior year.

In the Performance Products segment (Pulp and Paper, Aqualon), Net sales grew $12 million, or 3%, and $69 million, or 7%, for the quarter and nine-month period, respectively.  Profit from operations increased $5 million, or 8%, for the quarter and $13 million, or 7%, for the nine-month period.

In the Pulp and Paper Division, Net sales improved 1% for the quarter and 4% for the nine-month period while profit from operations improved 4% for the quarter and were flat for the nine-month period.  Physical volumes were approximately 1% lower in the quarter and flat for the nine-month period as compared to the corresponding periods in 2002.  Regionally, sales improved in Europe and Latin America and decreased in North America for both the quarter and nine-month period.  Sales in Asia Pacific were slightly lower in the quarter but have improved for the nine-month period.  Improvement in sales compared with the third quarter of 2002 was driven by a 4% benefit from rate of exchange reflected by the weaker dollar vis-à-vis the Euro, offset in part by a 2% decline in volume/mix and a 1% decline in price.  For the nine-month period, sales improvement of 5% from rates of exchange attributable to the strong Euro were partially offset by a combined 1% decline due to volume/mix and price.  Profit from operations in the quarter benefited from favorable rate of exchange, growth in South America and cost improvements from Work Process Redesign ("WPR"), partially offset by the effects of lower prices and higher raw material, energy and pension expense.  Improvements in profit from operations for the nine-month period from favorable rate of exchange and lower support costs from WPR initiatives were fully offset by higher raw material, energy and pension expenses.  Profit from operations for the nine-month period benefited from the absence of an asset impairment charge versus the prior year period.  The demand for paper and paperboard remains weak, particularly in North America.  Economic activity has yet to spur production, and producers in North America continue to curtail production to match demand.

Aqualon experienced Net sales growth of 6% and 10% in the quarter and nine-month period, respectively.  Growth in both periods is primarily due to the weaker dollar versus the Euro.  Prices improved approximately 2% for the quarter and were essentially flat for the nine-month period.  Physical volumes improved for both the quarter and nine-month period, but were completely negated in the quarter by changes in mix.  Volume improvements are attributable to modestly stronger oilfield demand.  Profit from operations improved 11% and 12%, respectively, for the quarter and nine-month period as a result of the stronger Euro compared to the U.S. dollar, higher prices and slightly lower costs.  Higher pension, raw material and energy costs negatively impacted profit from operations in both periods.

In the Engineered Materials and Additives segment (FiberVisions, Pinova), Net sales increased $8 million, or 10%, for the quarter and $37 million, or 15%, for the nine-month period.  Profit from operations declined $6 million and $7 million for the quarter and nine-month period, respectively.  Net sales for the quarter and nine-month period include $7 million and $20 million, respectively, for the Company's bi-component fiber joint ventures, ES FiberVisions, which have now been consolidated in the FiberVisions division results.

FiberVisions Net sales increased $12 million, or 20%, and $48 million, or 29%, for the quarter and nine-month period.  Excluding the impact from the consolidation of ES FiberVisions, Net sales improved 5% and 9%, respectively, due to the positive rate of exchange effect of the stronger Euro.  Sales also benefited from the contractual customer pass through of higher polymer costs.  Higher volumes were a result of increases in both the hygiene and industrial markets.  Profit from operations in the quarter was flat with higher polymer costs, pension expenses and restructuring costs offset by rates of exchange and price improvements from the contractual pass through of higher polymer costs.  Profit from operations improved by $3 million for the nine-month period.  The consolidation of ES FiberVisions contributed approximately $2 million of the improvement for the nine-month period.  Improvement in profit from operations as a result of increased volumes, the positive effect of rate of exchange and the contractual pass through of higher polymer costs was partially offset by higher polymer costs, pension expenses and restructuring costs.  FiberVisions can recover approximately 75% of the higher polymer costs with a ten to twelve week time lag depending on the terms of the customer contract.  Conversely, when polymer prices begin to decline, the lag results in margin recovery.

Net sales in Pinova decreased 16% for the quarter and 14% for the nine-month period, respectively, as a result of 19% and 14% lower volumes in the corresponding periods.  Pinova experienced lower volumes in three of its markets - chewing gum, adhesives and beverage - as a result of lost business due to competitive pricing.  Profit from operations decreased $6 million and $10 million, respectively, as a result of lower volumes, and higher pension and energy costs.

Selling, general and administrative expenses increased $5 million for the quarter and $17 million for the nine-month period.  The increase in both periods is due to higher pension expense of $5 million and $9 million, respectively, and the stronger Euro, which accounted for $3 million and $12 million, respectively, for the quarter and nine-month period.

Interest and debt expense, including preferred securities distributions, was $32 million for the quarter, flat with the third quarter 2002.  For the nine-month period, interest and debt expense decreased by $23 million to $99 million versus the same period in 2002 due to lower outstanding debt balances, reflecting the application of proceeds from the sale of the Water Treatment Business on April 29, 2002.  Items previously shown separately on the Consolidated Statement of Operations as preferred security distributions of subsidiary trusts are combined with interest and debt expense in the current period in accordance with the requirements of SFAS 150.

The effective tax rate for continuing operations was 32% for the quarter versus an 11% benefit for the same period in 2002.  The effective tax rate for the nine-month period was 27%.  The effective tax rate for both the quarter and nine-month periods was favorably impacted by tax benefits resulting from the donation of intellectual property to qualified organizations.  The rate for the 2002 quarter reflects the tax benefit of a pre-tax loss partially offset by the effect of increases to tax reserves related to anticipated tax assessments and other provisions.  The anticipated full year 2003 effective tax rate is approximately 30%.  Excluding the tax benefit from the donation of intellectual property, the full year 2003 tax rate would be approximately 36%.

Discontinued Operations

On April 29, 2002, Hercules completed the sale of the Water Treatment Business to GE Specialty Materials, a unit of General Electric Company (see Note 4).  The sale price was $1.8 billion in cash, resulting in net after-tax proceeds of approximately $1.7 billion.  The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility.  Pursuant to SFAS 144, the Water Treatment Business was treated as a discontinued operation as of February 12, 2002, and accordingly, all financial information was restated.  The loss from discontinued operations for the three months ended March 31, 2002 includes an after-tax loss on the disposal of the business of $230 million.  In the nine months ended September 30, 2003, the Company recognized $2 million in net income relating to discontinued operations as a result of resolving issues relating to the divestiture of the Water Treatment Business.

The Paper Process Chemicals Business, representing approximately one-third of the business of BetzDearborn Inc. when it was originally acquired in 1998, was fully integrated into and continues to be reported within the Pulp and Paper Division.

Financial Condition

Liquidity and Financial Resources:  Net cash flow provided by continuing operations was $29 million for the nine-month period compared to a use of $253 million in the prior year period.  The improvement in operating cash flow versus 2002 is a result of improved cash flow generated by the businesses, lower restructuring payments, lower interest payments, lower pension contributions and significantly lower tax payments in 2003 versus the prior year.  Additionally, in 2002 the Company paid penalties associated with the prepayment of debt with the proceeds from the sale of the Water Treatment Business.

The Company contributed $40 million to its U.S. pension plan in the second quarter of 2003.  Additionally, the Company makes on-going payments to its foreign plans as required by local law.  The Company made payments of $83 million, $18 million and $19 million for interest, restructuring and asbestos-related claims, respectively, in the nine months ended September 30, 2003.  The Company anticipates cash payments for taxes related to the BetzDearborn transaction and restructuring of approximately $12 million and $7 million, respectively, in the fourth quarter 2003.

Net cash flow provided by investing activities was $101million for the nine months ended September 30, 2003 and $1,789 million for the nine months ended September 30, 2002.  The Company utilized $125 million of restricted cash to repay the $125 million 6.625% notes that matured in June 2003 (see Note 11).  Proceeds received from the sale of the Water Treatment Business accounted for the significant cash flow from investing activities in 2002 (see Note 4).

Capital expenditures were $27 million for the first nine months of 2003.  Capital expenditures are expected to be between $45 million and $50 million for the year 2003.  In April 2003, the Company announced capacity expansion plans for the Natrosol (Registered) HEC (Hydroxyethylcellulose) and Natrosol (Registered) Plus product lines.  The expansion, which will be staged at Aqualon's production facilities in New Jersey, Virginia and The Netherlands, is expected to begin in the fourth quarter 2003 and to be completed by the end of 2004.  The expansion and upgrades are designed to increase annual capacity by 10,000 tons and have the added capability to produce new products now under development and to support the growth in paint, construction, personal care and oilfield markets.

Net cash flow used in financing activities was $130 million and $1,526 million, respectively, for the nine months ended September 30, 2003 and 2002.  In June 2003, the $125 million 6.625% notes matured and were paid with the $125 million in escrowed proceeds from the December 2002 term B loan debt refinancing (see Note 11).  In the 2002 period, the Company used cash proceeds from the sale of the Water Treatment Business to pay down long-term debt (see Note 4).  The Board of Directors has authorized the Company, from time to time, subject to market conditions and provisions of the Company's credit agreement, to repurchase up to $140 million of its outstanding indebtedness.

The current ratio has increased to 2.01 at September 30, 2003, compared with 1.47 at December 31, 2002.  The quick ratio has increased to 1.45 at September 30, 2003 from 1.13 at December 31, 2002.

As of September 30, 2003, the Company had $52 million available under its $125 million revolving credit agreement and $16 million of unused short-term lines of credit.  The Company had outstanding letters of credit associated with the credit facility of $73 million at September 30, 2003.  The Company expects to meet short-term cash requirements from current available cash, operating cash flow and availability under lines of credit.

The Company has been advised that the primary and first level excess insurance policies on its asbestos-related matters have exhausted (see Note 14).  The Company has not yet reached agreement with its other insurance carriers to fund the cost of defending and resolving its asbestos-related matters.  As a result, until the Company's other insurance carriers begin to fund the cost of defending and resolving these matters, the Company will have to fully fund the cost of defending and settling these matters.  In addition to the approximately $19 million, net of insurance reimbursements, spent by the Company in the nine-month period, the Company estimates that net cash payments from the Company and cash payments, if any, from its insurers for asbestos-related costs (including defense costs) will approximate $18 million for the remainder of 2003.  Nonetheless, based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and estimated future asbestos-related liabilities.  However, there can be no assurance that such liabilities will be sufficiently covered.

Capital Structure and Commitments: Total capitalization (stockholders' equity (deficit) and debt) remained flat at $1.4 billion at September 30, 2003 from year-end 2002.  The ratio of debt-to-total capitalization increased to 100% at September 30, 2003 from 64% at December 31, 2002.  The increase in the ratio of debt-to-total capitalization is due to the implementation of SFAS 150 in the third quarter 2003.

2003 Outlook

The Company expects to change the accounting for its ESOP during the fourth quarter 2003 and adopt the provisions of Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6")."  The ESOP is used to fund obligations related to the Company's 401(k) plan.  The Company has been applying the grandfathered provisions of SOP 76-3, "Accounting Practices for Certain Employee Stock Ownership Plans" since the acquisition of BetzDearborn.  Significant changes have occurred within the ESOP and the Company.  Application of SOP 93-6 results in accounting and expense recognition consistent with the substance of the Hercules 401(k) plan.  As a result of this change, the Company anticipates earnings will improve by approximately $0.06 per diluted share.  The Company will restate prior periods for this change in accounting.

The Company has experienced higher pension, insurance, energy and raw material costs in 2003.  Energy and natural gas price spikes caused a number of raw material prices to increase as suppliers used the opportunity to improve margins.  It also caused some structural changes and reductions in capacity.  The Company expects raw material prices to remain up for some period of time.  The Company has mitigated these raw material exposures via supplier consolidation, product substitution and sourcing opportunities in low cost regions such as China, Russia and the former Eastern European states.  Pricing softness is beginning to become evident in some cases as a result of the relative moderation in natural gas pricing.

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

The Company raised prices across all four divisions in the first half of 2003, the effects of which were realized beginning in the second quarter.  However, these price increases have not been sufficient to offset the higher costs, as noted above.

Production of paper and paperboard remains sluggish as North American producers continue to curtail production to meet lower domestic demand.  Despite weak market conditions, the Company's market share with major multinational paper and paperboard producers has expanded.  Over the long-term, the Pulp and Paper Division is forecasting production growth for the global paper industry to be consistent with historical trends.  However, the environment continues to be very difficult.

In Aqualon, market conditions continue to be stable and slightly ahead of last year.  Aqualon has seen modest increases in the oilfield-related businesses.   Aqualon has made market share improvements, primarily attributable to new product introductions.  Increases to production capacity for key Aqualon products have been initiated.

FiberVisions anticipates no benefit from any economic upturn in 2003.  Volume increases were seen in both the hygiene and industrial segments and were due to new product introduction and some gain in market share.

In Pinova, market conditions remain unchanged.  Volume is expected to strengthen through the remainder of the year due to new program introductions.  Pricing pressure has continued.

Recent Events

On August 8, 2003, the Company announced that it has reached agreement in principle to purchase Meraklon S.p.A.  Meraklon is a closely held Italian-based polypropylene fiber company with its principal offices and production facilities in Terni, Italy, with 2002 sales of approximately 65 million Euro.  The proposed acquisition will be effected through Hercules' FiberVisions subsidiary in Denmark.  The transaction is currently in Phase 2 of the review process under the Cartel Office in Germany and a determination is expected in December 2003.

On October 6, 2003, Dr. William H. Joyce resigned from the Company and its Board of Directors to accept another executive position in the industry.  The Board elected outside director John K. Wulff Chairman of the Board. The Board also named Craig A. Rogerson acting President and Chief Operating Officer.  Since April 2002, Mr. Rogerson has been President of Hercules’ FiberVisions and Pinova divisions and Corporate Vice President of Global Procurement.  The Board has begun a CEO search, and will be assisted in the process by Spencer Stuart.  The search will consider internal as well as external candidates.

On October 23, 2003, Peter McCausland resigned from the Board of Directors.  The Board of Directors currently consists of:  John K. Wulff (Chairman), Patrick Duff, Thomas P. Gerrity, John C. Hunter, III, Robert D. Kennedy, Jeffrey M. Lipton and Joe B. Wyatt.

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

Hercules records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized after consideration of future taxable income and reasonable tax planning strategies.  At September 30, 2003, the Company had gross deferred tax assets of approximately $632 million for which it has established valuation allowances of approximately $307 million.  In the event that Hercules were to determine that it would not be able to realize all or part of its deferred tax assets for which a valuation allowance has not been established, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Hercules has recorded charges for the estimated costs of employee severance and other exit costs.  In the third quarter of 2001, the Company initiated a comprehensive cost reduction and Work Process Redesign program to improve return on capital, streamline organizational structure, improve work processes and consolidate manufacturing and non-manufacturing resources.  The Company has recognized $81 million in charges pursuant to this initiative since inception, including $73 million for severance and $8 million for other exit costs.  During the nine months ended September 30, 2003, the accrual for severance and other benefits recognized in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post Employment Benefits," increased by approximately $5 million.  In the event that it is determined that additional employees must be involuntarily terminated pursuant to Work Process Redesign and other cost reduction initiatives, additional restructuring reserves would be required, which would result in an additional charge against earnings.   In the event that the number of employees involuntarily terminated pursuant to restructuring plans is less than anticipated due to greater than anticipated voluntary resignations, an adjustment to reduce excess restructuring reserves would increase income in the period that the determination was made.

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

Hercules establishes reserves for asbestos claims, litigation and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.  At September 30, 2003, the Company had accrued $278 million for contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5").  The actual costs will depend upon numerous factors, including changes in the number or financial exposures of claims, lawsuits, settlements or judgments, or in the ability to reduce such financial exposures by collecting indemnity payments from insurers.  If the contingency is resolved for an amount greater or less than has been accrued, or Hercules' share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, Hercules would recognize an additional expense or benefit in income in the period such determination was made.

The Company provides defined benefit pension and postretirement welfare benefit plans to employees in the United States who meet eligibility requirements.  Similar plans are provided outside the United States in accordance with local practice.  Pension and other postretirement benefit obligations in the United States and the related expense (income) are determined based upon actuarial assumptions regarding mortality, medical inflation rates, discount rates, long-term return on assets, salary increases, Medicare availability and other factors.  The assets of the U.S. defined benefit plan constitute 85% of the total defined benefit plan assets applicable to plans sponsored by the Company.  Pursuant to the Company's annual review of the actuarial assumptions, the discount rate was lowered to 6.75% at December 31, 2002 and the expected long-term return on U.S. plan assets was lowered to 8.75% effective January 1, 2003.  Based on current assumptions, pension and postretirement benefit plan expenses for the years 2003, 2004 and 2005 are projected to be approximately $41 million, $59 million and $78 million, respectively.  The projected increase in pension expense of around $20 million per year over this time frame is due to the unfavorable performance of the pension investment portfolio over the three-year period ended December 31, 2002.  As a result of unfavorable economic conditions, the accumulated benefit obligation ("ABO") exceeded the fair value of plan assets at December 31, 2002.  At December 31, 2002, the ABO of the U.S., United Kingdom and German defined benefit pension plans, $1,227 million, $55 million and $27 million, respectively, exceeded their funded benefits.  Consequently, the Company was required to recognize an additional liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to other comprehensive income in stockholders' equity.  The Company recorded a non-cash, after-tax charge to other comprehensive income of $354 million at December 31, 2002.  A 100 basis point decrease or increase in the discount rate has approximately a plus or minus $160 million impact on the Company's consolidated ABO.  If the U.S. qualified pension plan performs in accordance with the actuarial assumptions, the Company anticipates making cash contributions of approximately $40 million per year over the next 5 to 6 years.  A government mandated change in minimum funding requirements in the Netherlands may require the Company to make an additional contribution to the Dutch pension plan of 5 million Euros in 2003.

Effective January 1, 2003, the Company adopted SFAS 123 as amended by SFAS 148 (see Note 2).  SFAS 148 amends SFAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring enhanced disclosure regarding stock-based compensation.  As a result, the fair value recognition provisions of SFAS 123 will be applied on a prospective basis to all employee awards granted, modified or settled after January 1, 2003.  The Company did not grant any stock-based compensation pursuant to SFAS 123, as amended by SFAS 148, in the first nine months of 2003.

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

The Company's derivative and other financial instruments subject to interest rate risk at September 30, 2003 consist of debt instruments, pension benefit obligations and pension plan assets invested in fixed rate securities.  The debt instruments had a net market value at September 30, 2003 of $1.4 billion.  The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their current levels, with all other variables held constant.  A 100-basis point increase in interest rates at September 30, 2003 would result in a $79 million decrease in the net market value of the liability.  A 100-point decrease in interest rates at September 30, 2003 would result in a $72 million increase in net market value of the liability.

The Company's financial instruments subject to foreign currency exchange risk consist of foreign currency forward contracts and represent a net asset position of $1 million at September 30, 2003.  The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates, with all other variables held constant.  A 10% strengthening of the U.S. dollar versus other currencies at September 30, 2003 would result in no change in the net asset position, while a 10% weakening of the dollar versus other currencies would result in a $0.1 million decrease in the net asset position.

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

The assets and liabilities associated with the Company's defined benefit pension plans are subject to interest rate and market risk.  At December 31, 2002, the accumulated pension benefit obligation ("ABO") of the U.S., United Kingdom and German defined benefit plans was $1,227 million, $55 million and $27 million, respectively.  The fair value of the U.S. defined benefit plan assets at September 30, 2003 was $1,050 million.  The assets of the U.S. defined benefit plan are invested as follows: $467 million in domestic corporate equity securities, $209 million in international corporate equity securities, $322 million in fixed income securities and $52 million in other investments.  The Company has used an 8.75% assumed rate of return on plan assets for the U.S. plans effective January 1, 2003

Environmental Litigation - Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites.  The estimated range of reasonably possible costs for remediation is between $106 million and $220 million.  The Company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected (see Note 14).

Environmental remediation expenses are funded from internal sources of cash.  Such expenses are not expected to have a significant effect on the Company's ongoing liquidity.  Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows.

Other Litigation – Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business.  These suits concern issues such as product liability, contract disputes, employee-related matters, patent infringement, environmental proceedings, property damage and personal injury matters.

The Company is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to asbestos fibers from resin-encapsulated pipe and tank products which were sold by one of the Company's former subsidiaries to a limited industrial market ("products claims").  The Company is also a defendant in lawsuits alleging exposure to asbestos at facilities formerly or presently owned or operated by the Company ("premises claims").  The Company's estimated liability and insurance recoveries are based on numerous assumptions regarding the number of future claims, the cost of settlements, potential insurance recoveries and other variables.  While the Company believes its estimates are reasonable, there can be no assurance that these assumptions will prove to be correct and the Company's actual experience may differ materially over time.  Since it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.  The Company has been advised that its primary and first level excess insurance policies have exhausted.  The Company has not yet reached agreement with its other insurance carriers to fund the cost of defending and resolving these matters.  As a result, until the Company's other insurance carriers begin to fund the cost of defending and resolving these matters, the Company will have to fully fund the cost of defending and settling these matters.  In addition to the approximately $19 million, net of insurance reimbursements, spent by the Company in the nine-month period, the Company estimates that net cash payments from the Company and cash payments, if any, from its insurers for asbestos-related costs (including defense costs) will approximate $18 million for the remainder of 2003.  Nonetheless, based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and estimated future asbestos-related liabilities.  However, there can be no assurance that such liabilities will be sufficiently covered.  On July 10, 2003, the Senate Judiciary Committee approved legislation that would establish a billion dollar trust fund for the compensation of victims of asbestos-related illnesses and sent the bill to the full Senate for approval.  If the legislation is enacted in its current form, claimants would be prohibited from bringing their claims to court and would receive compensation for their asbestos exposure, based on the severity of their illness, from the trust fund (see Note 14).  There can be no assurance that this or any other similar legislation will be enacted.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51").  FIN 46 addresses the application of ARB 51 to variable interest entities ("VIEs"), and generally requires that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary.  The provisions of FIN 46 apply on a prospective basis to VIEs created after January 31, 2003 and were to become effective after June 30, 2003 for VIEs that existed prior to January 31, 2003.  On October 8, 2003, the FASB deferred the effective date for VIEs that existed prior to January 31, 2003.  FASB Staff Position FIN 46-6 ("FSP FIN 46-6") establishes the first interim or annual period ending after December 15, 2003 as the new effective date for VIEs that existed prior to January 31, 2003.  FSP FIN 46-6 permits early and partial adoption of FIN 46.  The Company has elected to partially adopt FIN 46 in the quarter ending September 30, 2003 for its VIEs that existed prior to January 31, 2003 (the Company has no VIEs created subsequent to January 31, 2003).  The financial statements for the three and nine months ended September 30, 2003 reflect the consolidation of two joint venture VIEs, ES FiberVisions Holdings A/S and ES FiberVisions L.P., that were previously accounted for using the equity method of accounting.  These entities serve as strategic global marketers of the Company's bi-component fibers.  As of September 30, 2003, the fair value of the assets in these joint ventures was approximately $7 million and the fair values of the associated liabilities and non-controlling interests were approximately $6 million.  There are no assets of the Company that serve as collateral for the VIEs and the creditors of the VIEs have no recourse to the general credit of the Company.

In addition, the Company has two wholly-owned consolidated subsidiary trusts, Hercules Trust I and Hercules Trust II (together, the "Trusts"), which are the issuers of the company-obligated preferred securities (see Note 11).  Pursuant to FIN 46, the Company has preliminarily determined that (i) the Trusts are variable interest entities and (ii) the Company is not the primary beneficiary of these Trusts.  However, the Company has not adopted FIN 46 for the Trusts pursuant to FSP FIN 46-6.  Pending final resolution of the issues currently under discussion at the FASB, the Company may be required to de-consolidate Hercules Trust I and Hercules Trust II, effective December 31, 2003.  The Company does not believe that de-consolidation, if required, will have a material effect on the Consolidated Financial Statements.

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

Item 4.                    Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Acting President and Chief Operating Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 30, 2003.  Based upon that evaluation, the Company's Acting President and Chief Operating Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings

For information related to Legal Proceedings, see Notes to Financial Statements.

Item 4.                    Submission of Matters to a Vote of Security Holders

The information required by this Item 4 was filed under Item 5 on Form 8-K on August 15, 2003 and is herein incorporated by reference.

Item 6.                    Exhibits and Reports on Form 8-K

(a)           Exhibits

Please see the exhibits listed on the Exhibit Index.

(b)           Reports on Form 8-K

Date of Report	Item No.	Financial Statements Included
July 10, 2003	7, 9	Yes
August 5, 2003	7, 9	Yes
August 14, 2003	5	No
August 21, 2003	5, 7	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERCULES INCORPORATED

By:	/s/ Stuart C. Shears
Stuart C. Shears
Vice President and Treasurer
(Principal Financial Officer and duly
Authorized signatory)
November 6, 2003

By:	/s/ Fred G. Aanonsen
Fred G. Aanonsen
Vice President and Controller
(Principal Accounting Officer and duly
authorized signatory)
November 6, 2003

EXHIBIT INDEX

Number	Description	Incorporated by Reference To
4.1	Amendment No. 2 to the Hercules Incorporated Rights Agreement, dated as of August 21, 2003	Exhibit 4.1, Current Report on Form 8-K, filed September 22, 2003
10.1*	First Amendment of Employment Agreement, effective on May 1, 2003, between Hercules Incorporated and William H. Joyce
31.1*	Certification of Acting President and Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Vice President and Controller Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Acting President and Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Vice President and Controller Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith