Form 10-Q/A
period 2003-09-30
HERCULES INC
filed 2004-01-21
CIK 46989

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

Explanatory Note

As more fully described in Note 2 of the Notes to Financial Statements of this Form 10-Q/A, the Company has determined that a special pension benefit granted in the quarter ended September 30, 2003 is a deferred compensation contract that had substantially vested as of September 30, 2003.  Accordingly, the Company is restating Item 1, Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the impact of this change in the quarter ended September 30, 2003.  Other than in connection with the above matter, this Form 10-Q/A has not been updated.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	(Unaudited)		(Unaudited)
(Dollars in millions, except per share)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	As restated (Note 2)		As restated (Note 2)

Net sales	$463	$443	$1,388	$1,282
Cost of sales (Note 8)	289	273	872	783
Selling, general and administrative expenses	91	86	275	258
Research and development	9	11	29	32
Intangible asset amortization (Note 6)	2	2	6	7
Other operating expense, net (Note 9)	8	11	9	35

Profit from operations	64	60	197	167
Interest and debt expense (Note 12)	32	17	99	78
Preferred security distributions of subsidiary trusts (Note 12)	-	15	-	44
Other expense, net (Note 10)	7	67	17	116

Income (loss) before income taxes and equity income	25	(39)	81	(71)
Provision (benefit) for income taxes (Note 17)	9	(4)	22	(11)

Income (loss) before equity income	16	(35)	59	(60)
Equity income of affiliated companies, net of tax	-	-	-	1
Net income (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	16	(35)	59	(59)

Net income (loss) on discontinued operations, net of tax (Note 5)	-	-	2	(199)

Net income (loss) before cumulative effect of changes in accounting principle	16	(35)	61	(258)

Cumulative effect of changes in accounting principle, net of tax (Notes 6 and 14)	-	-	(28)	(368)

Net income (loss)	$16	$(35)	$33	$(626)

Basic and diluted earnings (loss) per share (Note 7)
Continuing operations	$0.14	$(0.32)	$ 0.54	$(0.54)
Discontinued operations	-	-	$ 0.02	$(1.83)
Cumulative effect of changes in accounting principle	-	-	$(0.26)	$(3.37)
Net income (loss)	$0.14	$(0.32)	$ 0.30	$(5.74)
Weighted-average number of shares - basic (millions)	110.9	109.2	110.3	109.2
Weighted-average number of shares - diluted (millions)	111.1	109.2	110.5	109.2

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Dollars in millions)	(Unaudited)
	September 30,	December 31,
	2003	2002
	As restated (Note 2)
ASSETS
Current assets
Cash and cash equivalents	$222	$209
Restricted cash (Note 12)	-	125
Accounts and notes receivable (net of allowance for doubtful
accounts of $11 million and $12 million, respectively)	376	360
Inventories
Finished products	98	88
Materials, supplies, and work in process	85	79
Deferred income taxes	50	46
Total current assets	831	907
Property, plant, and equipment	1,993	1,925
Accumulated depreciation and amortization	(1,331)	(1,262)
Net property, plant, and equipment	662	663
Intangible assets, net (Note 6)	191	198
Goodwill, net (Note 6)	502	468
Deferred income taxes	16	15
Other assets	414	442
Total assets	$2,616	$2,693
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$166	$176
Accrued expenses	228	295
Short-term debt (Note 12)	21	145
Total current liabilities	415	616
Long-term debt (Note 12)	1,352	738
Deferred income taxes	80	80
Postretirement benefits and other liabilities	767	758
Commitments and contingencies (Note 15)	-	-
Company-obligated preferred securities of subsidiary trusts (Note 12)	-	624

Stockholders' equity (deficit)
Series preferred stock	-	-
Common stock (shares issued: 2003 - 159,976,600;
2002 - 159,984,444)	83	83
Additional paid-in capital	633	682
Unearned compensation	(84)	(93)
Accumulated other comprehensive losses	(379)	(454)
Retained earnings	1,517	1,483
	1,770	1,701
Reacquired stock, at cost (shares: 2003 - 49,071,602;
2002 - 50,615,487)	(1,768)	(1,824)
Total stockholders' equity (deficit)	2	(123)
Total liabilities and stockholders' equity (deficit)	$2,616	$2,693

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOW

(Dollars in millions)	(Unaudited)
	Nine Months Ended September 30,
	2003	2002

Net cash provided by (used in) operating activities of continuing operations	$29	$(253)

Cash Flow from Investing Activities:
Capital expenditures	(27)	(24)
Proceeds of investment and fixed asset disposals	3	1,811
Decrease in restricted cash	125	-
Other, net	-	2
Net cash provided by investing activities of continuing operations	101	1,789

Cash Flow from Financing Activities:
Long-term debt proceeds	-	250
Long-term debt repayments	(137)	(1,773)
Change in short-term debt	(1)	(7)
Common stock issued	8	4
Net cash used in financing activities of continuing operations	(130)	(1,526)

Net cash provided by discontinued operations	-	25

Effect of exchange rate changes on cash	13	(3)

Net increase in cash and cash equivalents	13	32
Cash and cash equivalents - beginning of period	209	76
Cash and cash equivalents - end of period	$222	$108

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest (Note 12)	$83	$70
Preferred security distributions of subsidiary trusts	-	43
Income taxes	32	152
Non-cash investing and financing activities:
Incentive and other employee benefit stock plan	9	6

HERCULES INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	As restated (Note 2)		As restated (Note 2)

Net income (loss)	$16	$(35)	$33	$(626)
Foreign currency translation	5	12	75	(10)
Reclassification adjustment for loss
included in net income (loss)	-	-	-	103
Comprehensive income (loss)	$21	$(23)	$108	$(533)

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

2.             Restatement

Subsequent to the Company's initial Form 10-Q filing for the quarter ended September 30, 2003 on November 6, 2003, the Company determined that a special pension benefit recognizing past service granted in the quarter ended September 30, 2003 had substantially vested as of that date.  The special pension benefit was granted in August 2003 by the Company's Board of Directors to the then Chief Executive Officer.  The special pension benefit, which fully vested on the grant date for the services rendered through that date, has been accounted for as a deferred compensation contract in accordance with APB No. 12, Omnibus Opinion, as amended by SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, in these restated financial statements.  The special pension benefit has an estimated net present value of approximately $4.7 million, of which approximately $4.4 million is attributable to services rendered through September 30, 2003.  The impact on the consolidated statement of operations for both the three and nine months ended September 30, 2003 was to decrease profit from operations and the provision for income taxes by $4.4 million and $1.5 million, respectively, generating a $2.9 million reduction to net income.  The effect of the restatement on the periods presented in this Form 10-Q/A is summarized below (all amounts are in millions, except per share information):

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations
Other operating expense, net	$ 4	$ 8	$ 5	$ 9
Profit from operations	68	64	201	197
Income (loss) before income taxes and equity income	29	25	85	81
Provision (benefit) for income taxes	10	9	23	22
Net income (loss)	19	16	36	33

Basic and diluted earnings (loss) per share
Continuing operations	$0.17	$0.14	$0.56	$0.54
Net income (loss)	$0.17	$0.14	$0.32	$0.30

Statement of Comprehensive Income (Loss)
Net income (loss)	$19	$16	$36	$33
Comprehensive income (loss)	24	21	111	108

	September 30, 2003
	As Previously Reported	As Restated
Balance Sheet
Deferred income taxes	$ 15	$ 16
Total assets	2,615	2,616
Accrued expenses	226	228
Total current liabilities	413	415
Postretirement benefits and other liabilities	765	767
Retained earnings	1,520	1,517
Total liabilities and stockholders' equity (deficit)	$2,615	$2,616

3.             Stock-based Compensation

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

(Dollars in millions, except per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	As restated (Note 2)		As restated (Note 2)
Net income (loss), as reported	$16	$(35)	$33	$(626)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1	3	5	9
Pro forma net income (loss)	$15	$(38)	$28	$(635)
Earnings (loss) per share:
Basic - as reported	$0.14	$(0.32)	$0.30	$(5.74)
Basic - pro forma	$0.14	$(0.35)	$0.25	$(5.81)

Diluted - as reported	$0.14	$(0.32)	$0.30	$(5.74)
Diluted - pro forma	$0.14	$(0.35)	$0.25	$(5.81)

4.             Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51").  FIN 46 addresses the application of ARB 51 to variable interest entities ("VIEs"), and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is determined to be the primary beneficiary.  The provisions of FIN 46 apply on a prospective basis to VIEs created after January 31, 2003 and were to become effective after June 30, 2003 for VIEs existing prior to January 31, 2003.  FASB Staff Position FIN 46-6 ("FSP FIN 46-6") establishes the first interim or annual reporting period ending after December 15, 2003 as the new effective date for VIEs existing prior to January 31, 2003 (see Note 13).

5              Discontinued Operations

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

The Paper Process Chemicals Business, representing approximately one-third of the business of BetzDearborn Inc. when it was originally acquired in 1998, was fully integrated into and continues to be reported within the Pulp and Paper Division.Summarized below are the results of operations of the Water Treatment Business for the nine months ended September 30, 2002.

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

6.             Goodwill and Other Intangible Assets

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

7.             Earnings (Loss) Per Share

The following table shows the amounts used in computing earnings (loss) per share and the effect on net income (loss) and the weighted-average number of shares of dilutive potential common stock:

(Dollars in millions, except per share)	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
	As restated (Note 2)				As restated (Note 2)
						Earnings
		Earnings		(Loss)	Income	(loss)		(Loss)
	Income	per share	(Loss)	per share	(loss)	per share	(Loss)	per share
Basic and Diluted:
Continuing operations	$16	$0.14	$(35)	$(0.32)	$59	$0.54	$(59)	$(0.54)
Discontinued operations	-	-	-	-	2	0.02	(199)	(1.83)
Cumulative effect of changes in accounting principle	-	-	-	-	(28)	(0.26)	(368)	(3.37)
Net income (loss)	$16	$0.14	$(35)	$(0.32)	$33	$0.30	$(626)	$(5.74)

Weighted-average number of shares - basic (millions)	110.9		109.2		110.3		109.2
Weighted-average number of shares - diluted (millions)	111.1		109.2		110.5		109.2

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

8.             Depreciation Expense

Cost of sales and selling, general and administrative expenses include depreciation expense related to continuing operations of $19 million and $17 million for the three months ended September 30, 2003 and 2002, respectively, and $53 million and $52 million for the nine months ended September 30, 2003 and 2002, respectively.

9.             Other Operating Expense, Net (As restated, Note 2)

Other operating expense, net, for the three and nine months ended September 30, 2003 includes $3 million and $4 million of expense, respectively, associated with the comprehensive cost reduction and Work Process Redesign program announced in September 2001 (see Note 11) and proxy and special pension benefit costs of $3 million and $4 million, respectively, in the three and nine-month period.   The Company also recognized income of $4 million in the nine months ended September 30, 2003 as a result of resolving issues related to prior year transactions.  Miscellaneous income of $2 million and expense of $2 million were recognized in the three and nine-month period, respectively.

Other operating expense, net, for the three and nine months ended September 30, 2002 include environmental charges of $4 million and $9 million, respectively, and additional restructuring charges of $8 million and $18 million, respectively, associated with the comprehensive cost reduction and Work Process Redesign program announced in September 2001 (see Note 11).  Additionally, the Company recognized a $6 million asset impairment charge in the Performance Products segment in the nine-month period.  Miscellaneous (income) expenses were ($1) million and $2 million, respectively, for the three and nine-month periods.

10.           Other Expense, Net

Other expense, net, for the three and nine months ended September 30, 2003 includes $1 million and $3 million, respectively, in net charges for asbestos-related costs (see Note 15) and miscellaneous expenses of $3 million and $7 million, respectively.  Additionally, bank charges of $2 million were recognized in the nine-month period.  Interest income of $1 million and $3 million was recognized in the three and nine-month period, respectively.  Also, litigation costs of $2 million and $5 million and costs related to prior year divestitures of $2 million and $3 million were recognized in the three and nine-month period, respectively.  Litigation costs and asbestos-related costs primarily relate to former operations of the Company.

Other expense, net for the three and nine months ended September 30, 2002 includes $65 million and $68 million, respectively, in net charges for estimated asbestos exposures (see Note 15).  The nine months also include a $43 million charge for debt prepayment penalties and the write-off of debt issuance costs associated with the repayment of debt with the proceeds from the sale of the Water Treatment Business (see Note 5) and approximately $2 million for litigation costs of a former operating unit.  The three and nine-month periods also include miscellaneous expenses of $2 million and $3 million, respectively.

11.           Severance and Other Exit Costs

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

12.           Debt

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

13.           Consolidation of Variable Interest Entities

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

In addition, the Company has two wholly-owned consolidated subsidiary trusts, Hercules Trust I and Hercules Trust II (together, the "Trusts"), which are the issuers of the company-obligated preferred securities (see Note 12).  Pursuant to FIN 46, the Company has preliminarily determined that (i) the Trusts are variable interest entities and (ii) the Company is not the primary beneficiary of these Trusts.  However, the Company has not adopted FIN 46 for the Trusts pursuant to FSP FIN 46-6.  Pending final resolution of the issues currently under discussion at the FASB, the Company may be required to de-consolidate Hercules Trust I and Hercules Trust II, effective December 31, 2003.  The Company does not believe that de-consolidation, if required, will have a material effect on the Consolidated Financial Statements.

14.           Asset Retirement Obligations

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

15.           Commitments and Contingencies

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

16.           Segment Information

The table below reflects Net sales and Profit from operations for the three and nine months ended September 30, 2003 and 2002.

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	As restated (Note 2)		As restated (Note 2)
Net sales:
Performance Products	$371	$359	$1,111	$1,042
Engineered Materials and Additives	92	84	277	240
Consolidated	$463	$443	$1,388	$1,282

Profit from operations:
Performance Products	$68	$63	$196	$183
Engineered Materials and Additives	2	8	7	14
Corporate Items (a)	(6)	(11)	(6)	(30)
Consolidated	$64	$60	$197	$167

  (a)  Corporate items for the three and nine months ended September 30, 2003 include severance charges, special pension benefit expenses, proxy costs, charges relating to prior year business divestitures and gains from the sale of miscellaneous non-operating assets. The nine months ended September 30, 2003 also includes income recognized as a result of a favorable legal settlement.  Corporate items for the three and nine months ended September 30, 2002 include restructuring charges, environmental costs and other corporate costs not allocated to the businesses.

17.           Income Taxes

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

18.           Financial Information of Guarantor Subsidiaries

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

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2003	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent As restated (Note 2)	Subsidiaries	Subsidiaries	Adjustments	Consolidated As restated (Note 2)

Net sales	$126	$110	$258	$(31)	$463
Cost of sales	81	80	158	(30)	289
Selling, general, and administrative expenses	23	21	47	-	91
Research and development	4	4	1	-	9
Intangible asset amortization	2	-	-	-	2
Other operating expense, net	6	1	1	-	8

Profit from operations	10	4	51	(1)	64

Interest and debt expense (income), net	42	(15)	5	-	32
Other expense, net	6	1	-	-	7

(Loss) income before income taxes and equity income (loss)	(38)	18	46	(1)	25

(Benefit) provision for income taxes	(11)	7	13	-	9

Equity (loss) income of affiliated companies, net of tax	(1)	(1)	2	-	-
Equity income (loss) from consolidated subsidiaries	44	5	1	(50)	-

Net income (loss) from continuing operations before discontinued
operations and cumulative effect of changes in accounting principle	16	15	36	(51)	16
Net income (loss) from discontinued operations, net of tax	-	-	-	-	-
Net income (loss) before cumulative effect of changes in
accounting principle	16	15	36	(51)	16
Cumulative effect of changes in accounting principle, net of tax	-	-	-	-	-

Net income (loss)	$16	$15	$36	$(51)	$16

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2002	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$137	$101	$238	$(33)	$443
Cost of sales	88	70	148	(33)	273
Selling, general, and administrative expenses	25	14	47	-	86
Research and development	5	4	2	-	11
Intangible asset amortization	2	-	-	-	2
Other operating expense, net	4	2	5	-	11

Profit from operations	13	11	36	-	60

Interest and debt expense (income), net	43	(17)	(9)	-	17
Preferred security distributions of subsidiary trusts	-	-	15	-	15
Other (expense) income, net	(66)	2	(3)	-	(67)

(Loss) income before income taxes and equity income (loss)	(96)	30	27	-	(39)
(Benefit) provision for income taxes	(26)	11	11	-	(4)

Equity income of affiliated companies, net of tax	-	-	-	-	-
Equity income (loss) from consolidated subsidiaries	35	14	1	(50)	-

Net (loss) income from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	(35)	33	17	(50)	(35)
Net income from discontinued operations, net of tax	-	-	-	-	-
Net (loss) income before cumulative effect of changes in
accounting principle	(35)	33	17	(50)	(35)
Cumulative effect of changes in accounting principle, net of tax	-	-	-	-	-

Net (loss) income	$(35)	$33	$17	$(50)	$(35)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2003
	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent As restated (Note 2)	Subsidiaries	Subsidiaries	Adjustments	Consolidated As restated (Note 2)

Net sales	$385	$331	$763	$(91)	$1,388
Cost of sales	248	236	477	(89)	872
Selling, general, and administrative expenses	78	59	138	-	275
Research and development	13	12	4	-	29
Intangible asset amortization	5	1	-	-	6
Other operating expense, net	5	1	3	-	9

Profit (loss) from operations	36	22	141	(2)	197

Interest and debt expense (income), net	130	(44)	13	-	99
Other expense, net	13	3	1	-	17

(Loss) income before income taxes and equity income	(107)	63	127	(2)	81

(Benefit) provision for income taxes	(39)	25	36	-	22

Equity (loss) income of affiliated companies, net of tax	(1)	-	1	-	-
Equity (loss) income from consolidated subsidiaries	128	11	2	(141)	-

Net income (loss) from continuing operations before discontinued
operations and cumulative effect of changes in accounting principle	59	49	94	(143)	59
Net income from discontinued operations, net of tax	2	-	-	-	2
Net income (loss) before cumulative effect of changes in
accounting principle	61	49	94	(143)	61
Cumulative effect of changes in accounting principle, net of tax	(28)	-	-	-	(28)

Net income (loss)	$33	$49	$94	$(143)	$33

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2002
	(Unaudited)
	(Dollars in millions)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations & Adjustments	Consolidated

Net sales	$408	$326	$664	$(116)	$1,282
Cost of sales	259	226	414	(116)	783
Selling, general, and administrative expenses	69	53	136	-	258
Research and development	15	12	5	-	32
Intangible asset amortization	5	2	-	-	7
Other operating expense, net	11	9	15	-	35

Profit from operations	49	24	94	-	167
Interest and debt expense (income), net	163	(57)	(28)	-	78
Preferred security distributions of subsidiary trusts	-	-	44	-	44
Other (expense) income, net	(113)	1	(5)	1	(116)

Loss (income) before income taxes and equity income (loss)	(227)	82	73	1	(71)

(Benefit) provision for income taxes	(58)	30	17	-	(11)

Equity income of affiliated companies, net of tax	-	1	-	-	1
Equity income (loss) from consolidated subsidiaries	110	52	4	(166)	-

Net (loss) income from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	(59)	105	60	(165)	(59)
Net (loss) income from discontinued operations, net of tax	(199)	18	13	(31)	(199)
Net (loss) income before cumulative effect of changes in accounting principle	(258)	123	73	(196)	(258)
Cumulative effect of changes in accounting principle, net of tax	(368)	-	-	-	(368)

Net (loss) income	$(626)	$123	$73	$(196)	$(626)

Condensed Consolidating Balance Sheet
September 30, 2003	Unaudited
	(Dollars in millions)
	Unconsolidated
	Parent As restated (Note 2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations & Adjustments	Consolidated As restated (Note 2)
Assets
Current assets
Cash and cash equivalents	$49	$7	$166	$-	$222
Accounts and notes receivable, net	90	51	235	-	376
Intercompany receivables	67	28	14	(109)	-
Inventories	47	57	92	(13)	183
Deferred income taxes	32	17	1	-	50
Total current assets	285	160	508	(122)	831
Property, plant, and equipment, net	151	170	341	-	662
Investments in subsidiaries	2,278	86	50	(2,414)	-
Goodwill and other intangible assets, net	229	90	374	-	693
Deferred income taxes	122	-	15	(121)	16
Other assets	340	6	68	-	414
Total assets	$3,405	$512	$1,356	$(2,657)	$2,616
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	45	17	104	-	166
Accrued expenses	53	114	61	-	228
Intercompany payables	9	53	47	(109)	-
Short-term debt	2	-	19	-	21
Total current liabilities	109	184	231	(109)	415
Long-term debt	699	-	653	-	1,352
Deferred income taxes	-	122	79	(121)	80
Postretirement benefits and other liabilities	625	79	63	-	767
Intercompany notes payable/(receivable)	1,970	(1,100)	(870)	-	-
Stockholders' equity (deficit)	2	1,227	1,200	(2,427)	2
Total liabilities and stockholders' equity (deficit)	$3,405	$512	$1,356	$(2,657)	$2,616

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

As more fully discussed in Note 2, the financial statements as of and for the three and nine months ended September 30, 2003 have been restated.  Additionally, the amounts contained in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, have been revised to reflect the restatement.

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

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	As restated (Note 2)		As restated (Note 2)
Net sales:
Performance Products	$371	$359	$1,111	$1,042
Engineered Materials and Additives	92	84	277	240
Consolidated	$463	$443	$1,388	$1,282

Profit from operations:
Performance Products	$68	$63	$196	$183
Engineered Materials and Additives	2	8	7	14
Corporate Items (a)	(6)	(11)	(6)	(30)
Consolidated	$64	$60	$197	$167

(a)   Corporate items for the three and nine months ended September 30, 2003 include severance charges, proxy and special pension benefit costs, charges relating to prior year business divestitures and gains from the sale of miscellaneous non-operating assets. The nine months ended September 30, 2003 also includes income recognized as a result of a favorable legal settlement.  Corporate items for the three and nine months ended September 30, 2002 include restructuring charges, environmental costs and other corporate costs not allocated to the businesses.

Consolidated net sales were $463 million for the quarter, an increase of $20 million or 5%, and $1,388 million for the nine-month period, an increase of $106 million or 8%.  Net sales for the quarter and nine-month period include $7 million and $20 million, respectively, for the Company's bi-component fiber joint ventures, ES FiberVisions, which have now been consolidated in the FiberVisions division results pursuant to the requirements of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").  These joint ventures had previously been reported following the equity method of accounting.  Net sales in the quarter and nine-month period increased approximately $22 million and $80 million, respectively, due to the positive impact of the weaker dollar versus the Euro.  Net sales for the quarter were negatively impacted by unfavorable volume/mix of approximately 2%, primarily in Pulp and Paper and Pinova.  In the nine-month period, prices were nominally higher while volume/mix was flat.  Regionally, Net sales improved 12% in Europe, 7% in Asia Pacific, 10% in Latin America and declined 3% in North America for the quarter.  For the nine-month period, Net sales improved 2% in North America, 20% in Europe and 9% in Asia Pacific and remained flat in Latin America.  European sales were higher primarily due to the positive impact of the weaker dollar versus the Euro.  Profit from operations improved $3 million, or 5%, and $29 million, or 17%, for the quarter and nine-month period, respectively.  The improvement in profit from operations was driven by the positive impact of the weaker dollar versus the Euro and reductions in the Company's fixed cost structure pursuant to the comprehensive cost reduction and Work Process Redesign program (see Note 11) commenced in 2001; offsetting these amounts were higher raw material and energy costs, higher insurance expenses and higher pension and postretirement costs.  Profit from operations benefited from lower environmental and severance charges and the absence of an asset impairment charge versus the prior year.

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

Selling, general and administrative expenses increased $5 million for the quarter and $17 million for the nine-month period.  The increase in both periods is due to higher pension expense of $5 million and $9 million, respectively, and the stronger Euro, which accounted for $3 million and $12 million, respectively, for the quarter and nine-month period.  Other operating expense for the quarter and nine-month period includes $4 million for a special pension benefit granted by the Board of Directors to the then Chief Executive Officer.

  In August 2003, the Company's Board of Directors granted a special pension benefit recognizing past service to the then Chief Executive Officer of the Company.  The special pension benefit, which fully vested on the grant date for the services rendered through that date, has been accounted for as a deferred compensation contract in accordance with APB No. 12, Omnibus Opinion, as amended by SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.  The special pension benefit has an estimated net present value of approximately $4.7 million, of which approximately $4.4 million is attributable to services rendered through September 30, 2003.

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

Discontinued Operations

On April 29, 2002, Hercules completed the sale of the Water Treatment Business to GE Specialty Materials, a unit of General Electric Company (see Note 5).  The sale price was $1.8 billion in cash, resulting in net after-tax proceeds of approximately $1.7 billion.  The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility.  Pursuant to SFAS 144, the Water Treatment Business was treated as a discontinued operation as of February 12, 2002, and accordingly, all financial information was restated.  The loss from discontinued operations for the three months ended March 31, 2002 includes an after-tax loss on the disposal of the business of $230 million.  In the nine months ended September 30, 2003, the Company recognized $2 million in net income relating to discontinued operations as a result of resolving issues relating to the divestiture of the Water Treatment Business.

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

Net cash flow provided by investing activities was $101 million for the nine months ended September 30, 2003 and $1,789 million for the nine months ended September 30, 2002.  The Company utilized $125 million of restricted cash to repay the $125 million 6.625% notes that matured in June 2003 (see Note 12).  Proceeds received from the sale of the Water Treatment Business accounted for the significant cash flow from investing activities in 2002 (see Note 5).

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

Net cash flow used in financing activities was $130 million and $1,526 million, respectively, for the nine months ended September 30, 2003 and 2002.  In June 2003, the $125 million 6.625% notes matured and were paid with the $125 million in escrowed proceeds from the December 2002 term B loan debt refinancing (see Note 12).  In the 2002 period, the Company used cash proceeds from the sale of the Water Treatment Business to pay down long-term debt (see Note 5).  The Board of Directors has authorized the Company, from time to time, subject to market conditions and provisions of the Company's credit agreement, to repurchase up to $140 million of its outstanding indebtedness.

The current ratio has increased to 2.00 at September 30, 2003, compared with 1.47 at December 31, 2002.  The quick ratio has increased to 1.44 at September 30, 2003 from 1.13 at December 31, 2002.

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

The Company has been advised that the primary and first level excess insurance policies on its asbestos-related matters have exhausted (see Note 15).  The Company has not yet reached agreement with its other insurance carriers to fund the cost of defending and resolving its asbestos-related matters.  As a result, until the Company's other insurance carriers begin to fund the cost of defending and resolving these matters, the Company will have to fully fund the cost of defending and settling these matters.  In addition to the approximately $19 million, net of insurance reimbursements, spent by the Company in the nine-month period, the Company estimates that net cash payments from the Company and cash payments, if any, from its insurers for asbestos-related costs (including defense costs) will approximate $18 million for the remainder of 2003.  Nonetheless, based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and estimated future asbestos-related liabilities.  However, there can be no assurance that such liabilities will be sufficiently covered.

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

Hercules records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized after consideration of future taxable income and reasonable tax planning strategies.  At September 30, 2003, the Company had gross deferred tax assets of approximately $633 million for which it has established valuation allowances of approximately $307 million.  In the event that Hercules were to determine that it would not be able to realize all or part of its deferred tax assets for which a valuation allowance has not been established, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

Effective January 1, 2003, the Company adopted SFAS 143 (see Note 14).  Adoption of SFAS 143 resulted in the Company increasing the recorded liabilities for environmental remediation obligations.  The actual costs for environmental remediation obligations will depend on numerous factors, including the actual methods of remediation required or agreed to, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in environmental laws and regulations, technological developments, and the years and timing of remedial activity required.  SFAS 143 introduced additional variables into the measurement of these obligations, including probability weighting of expected cash flows, present value and assumptions regarding interest rates.  Revisions to either the timing or amount of estimated cash flows, as well as the passage of time, will result in changes to the recorded liability.

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

Effective January 1, 2003, the Company adopted SFAS 123 as amended by SFAS 148 (see Note 3).  SFAS 148 amends SFAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring enhanced disclosure regarding stock-based compensation.  As a result, the fair value recognition provisions of SFAS 123 will be applied on a prospective basis to all employee awards granted, modified or settled after January 1, 2003.  The Company did not grant any stock-based compensation pursuant to SFAS 123, as amended by SFAS 148, in the first nine months of 2003.

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

The assets and liabilities associated with the Company's defined benefit pension plans are subject to interest rate and market risk.  At December 31, 2002, the accumulated pension benefit obligation ("ABO") of the U.S., United Kingdom and German defined benefit plans was $1,227 million, $55 million and $27 million, respectively.  The fair value of the U.S. defined benefit plan assets at September 30, 2003 was $1,050 million.  The assets of the U.S. defined benefit plan are invested as follows: $467 million in domestic corporate equity securities, $209 million in international corporate equity securities, $322 million in fixed income securities and $52 million in other investments.  The Company has used an 8.75% assumed rate of return on plan assets for the U.S. plans effective January 1, 2003

Environmental Litigation - Hercules has been identified by U.S. federal and state authorities as a "potentially responsible party" for environmental cleanup at numerous sites.  The estimated range of reasonably possible costs for remediation is between $106 million and $220 million.  The Company does not anticipate that its financial condition will be materially affected by environmental remediation costs in excess of amounts accrued, although quarterly or annual operating results could be materially affected (see Note 15).

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

The Company is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to asbestos fibers from resin-encapsulated pipe and tank products which were sold by one of the Company's former subsidiaries to a limited industrial market ("products claims").  The Company is also a defendant in lawsuits alleging exposure to asbestos at facilities formerly or presently owned or operated by the Company ("premises claims").  The Company's estimated liability and insurance recoveries are based on numerous assumptions regarding the number of future claims, the cost of settlements, potential insurance recoveries and other variables.  While the Company believes its estimates are reasonable, there can be no assurance that these assumptions will prove to be correct and the Company's actual experience may differ materially over time.  Since it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.  The Company has been advised that its primary and first level excess insurance policies have exhausted.  The Company has not yet reached agreement with its other insurance carriers to fund the cost of defending and resolving these matters.  As a result, until the Company's other insurance carriers begin to fund the cost of defending and resolving these matters, the Company will have to fully fund the cost of defending and settling these matters.  In addition to the approximately $19 million, net of insurance reimbursements, spent by the Company in the nine-month period, the Company estimates that net cash payments from the Company and cash payments, if any, from its insurers for asbestos-related costs (including defense costs) will approximate $18 million for the remainder of 2003.  Nonetheless, based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and estimated future asbestos-related liabilities.  However, there can be no assurance that such liabilities will be sufficiently covered.  On July 10, 2003, the Senate Judiciary Committee approved legislation that would establish a billion dollar trust fund for the compensation of victims of asbestos-related illnesses and sent the bill to the full Senate for approval.  If the legislation is enacted in its current form, claimants would be prohibited from bringing their claims to court and would receive compensation for their asbestos exposure, based on the severity of their illness, from the trust fund (see Note 15).  There can be no assurance that this or any other similar legislation will be enacted.

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

In addition, the Company has two wholly-owned consolidated subsidiary trusts, Hercules Trust I and Hercules Trust II (together, the "Trusts"), which are the issuers of the company-obligated preferred securities (see Note 12).  Pursuant to FIN 46, the Company has preliminarily determined that (i) the Trusts are variable interest entities and (ii) the Company is not the primary beneficiary of these Trusts.  However, the Company has not adopted FIN 46 for the Trusts pursuant to FSP FIN 46-6.  Pending final resolution of the issues currently under discussion at the FASB, the Company may be required to de-consolidate Hercules Trust I and Hercules Trust II, effective December 31, 2003.  The Company does not believe that de-consolidation, if required, will have a material effect on the Consolidated Financial Statements.

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

Item 4.                    Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's then Acting President and Chief Operating Officer and the Company's Vice President and Controller (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 30, 2003.  Based upon that evaluation, the Company's then Acting President and Chief Operating Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective.  However, as more fully described in Note 2 of the Notes to Financial Statements of this Form 10-Q/A, the Company has determined that a special pension benefit granted in the quarter ended September 30, 2003 is a deferred compensation contract that had substantially vested as of September 30, 2003, and accordingly, is restating its previously reported financial statements.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  The Company is currently reviewing its disclosure controls and procedures in an effort to reduce the possibility of a restatement in the future.

There were no significant changes in the Company's internal controls that occurred during the fiscal quarter covered by this quarterly report that could significantly affect internal controls over financial reporting.

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
January 20, 2004

By:	/s/ Fred G. Aanonsen
Fred G. Aanonsen
Vice President and Controller
(Principal Accounting Officer and duly
Authorized signatory)
January 20, 2004

EXHIBIT INDEX

Number	Description	Incorporated by Reference To
31.1*	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Vice President and Controller Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Vice President and Controller Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith