Form 10-K
period 2003-12-31
HERCULES INC
filed 2004-03-15
CIK 46989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003	Commission file number 1-496
______________________________________________

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

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ____.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No ___.

The aggregate market value of registrant's common stock, $25/48 stated value ("Common Stock") held by non-affiliates based on the closing price on the last day of the Company's most recently completed second fiscal quarter, or June 30, 2003, was approximately $1.1 billion.

As of February 27, 2004, registrant had 111,469,048 shares of Common Stock outstanding, which is registrant's only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
(Specific pages incorporated are identified under the applicable item herein.)

                Portions of the registrant's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (the "Proxy Statement"), when filed, will be incorporated by reference in Part III of this report.  Other documents incorporated by reference in this report are listed in the Exhibit Index (see page 91).

  PART I

Forward-Looking Statement

This Annual Report on Form 10-K includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on what management believes to be reasonable assumptions.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: ability to generate cash, ability to raise capital, ability to refinance, ability to execute work process redesign and reduce costs, business climate, business performance, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, legislative changes, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, or the inability to eliminate or reduce such financial exposures by collecting indemnity payments from insurers, the impact of increased accruals and reserves for such exposures, and adverse changes in economic and political climates around the world, including terrorist activities and international hostilities.  Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements.  As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission.  The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify forward-looking statements.   This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update except as may be required by law.

ITEM 1.  BUSINESS

Hercules Incorporated ("Hercules" or the "Company") is a Delaware Corporation formed in 1912.  The Company is a leading manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications.  The Company is focused on maximizing cash flow and delivering shareholder value by concentrating on managed growth in its core businesses as well as ongoing improvements in its operations.  Hercules operates on a global scale, with significant operations in North America, Europe, Asia and Latin America.  Product sales occur in over 50 countries with significant revenue streams generated on four continents.

The Company's principal products are chemicals used by the paper industry to increase paper and paperboard performance and enhance the manufacturing process; water-soluble polymers; polypropylene and polypropylene/polyethylene bicomponent fibers; and specialty resins.  These products impart such qualities as durability, water-resistance and improved aesthetics for everyday consumer goods ranging from paper and packaging to toothpaste and diapers.  The primary markets the Company serves include pulp and paper, paints and adhesives; construction materials; food, pharmaceutical and personal care; and industrial specialties, including oilfield, textiles and general industrial.

While the Company's products are a relatively minor component of its end customers' total product cost, they frequently possess characteristics important to the functionality and aesthetics of the finished product or the efficient operation of the manufacturing process.  Examples of the Company's products in consumer end-uses include strength additives for tissue and toweling, sizing agents for milk and juice cartons, fibers that comprise the inner and outer linings of disposable diapers and feminine hygiene products, thickeners in products such as toothpaste, shampoos and water-based paints, and water control additives for building products such as tile cements, grouts, stuccos, plasters and joint compounds.  The Company also offers products and related services that improve and reduce the cost of the paper manufacturing processes, including water management programs that are designed to protect and maintain equipment and reduce operating costs.

Although price is important to the Company's competitive strategy, the Company primarily competes based on the performance and quality of its products, combined with high quality service.  The Company strives to continually improve its products by investing in technology.  The Company has committed substantial resources to its research and development efforts, including expenditures, which totaled approximately $39 million in 2003.  Such efforts enable the Company to consistently bring products to market which improve functional properties or which offer similar properties at a lower cost.  Functional properties have become increasingly important, as customers have come to rely more on the Company to provide new solutions to improve their product offerings and processes.  Additionally, the Company strives to make its products more cost-competitive by effectively managing production costs and advancing its application development with customers.

The Company continually reviews its corporate strategy in order to compete most effectively in its evolving markets.  From 1995 through 2000, the Company implemented internal and external initiatives to achieve growth.  The Company divested a number of businesses that did not fit its strategy and acquired other businesses that complemented its strategy and product offerings.  In 1998, the Company made five acquisitions.  The largest of these was the purchase of BetzDearborn Inc., a global specialty company providing water and process treatment to a variety of commercial and industrial processes.  Additionally, the Company acquired Houghton International's paper chemicals group; Citrus Colloids, a pectin manufacturer; Alliance Technical Products ("ATP"), a manufacturer of resins serving the water-based adhesives industry; and the 49% share of FiberVisions owned by its joint venture partner, making FiberVisions a wholly-owned subsidiary.

Starting in 2000, the Company implemented a program designed to refocus its business by monetizing certain assets, thereby generating cash to reduce its debt, while concentrating on improving the efficiency, profitability and growth potential of the Company's core businesses.  As part of this strategy, the Company actively sold non-core businesses. In June 2000, Aqualon sold its nitrocellulose operations, which it had decided to exit in December 1999 due to economic conditions brought on by a persistent worldwide over-supply.  In September 2000, the Food Gums business, including Citrus Colloids, was sold to CP Kelco.  In May 2001, the hydrocarbon resins business and select portions of the rosin resins business, including ATP, were sold to Eastman Chemical Company, the peroxy chemicals business was sold to GEO Specialty Chemicals Inc. and the Company's interest in a toner resin joint venture was sold to Sanam Corporation (collectively, the "Resins Divestitures").  The Company received in excess of $730 million in gross proceeds in consideration for these sales, which was used to reduce debt.  In April 2002, the Company completed the sale of the BetzDearborn Water Treatment Business for $1.8 billion in cash, resulting in net after-tax proceeds of approximately $1.7 billion.  The Company used the majority of the proceeds to prepay debt under its senior credit facility and ESOP credit facility (see Notes 6, 10 and 25 to Consolidated Financial Statements).

In 2001, the Company's strategy was changed to include an aggressive and comprehensive cost reduction and work process redesign program to improve return on capital and cash flow, streamline organizational structure, improve work processes, consolidate manufacturing and non-manufacturing resources and better serve customers.

By the end of 2002, the Company achieved approximately $160 million in annualized cost reductions.  The Company has continued to implement additional initiatives in 2003 to further improve efficiency and productivity.  As of December 31, 2003, 1,387 employees have left the Company pursuant to all initiatives instituted since 2001 and it is anticipated that the remaining identified employees will leave prior to June 30, 2004.

Leveraging the BetzDearborn Water Treatment Business divestiture, the Company's strategy is now focused on continued productivity improvements in sales, earnings and capital employed; maximization of free cash flow through working capital improvements, reductions in interest; restructuring of the capital structure to reduce leverage and interest expense; and growth through product and services extensions, new products and bolt-on acquisitions.

Pursuant to this strategy, on December 1, 2003, Hercules completed the acquisition of Jiangmen Quantum Hi-Tech Biochemical Engineering Co. Ltd. ("Quantum").  Quantum is a leading producer of carboxymethylcellulose (CMC) products in China.  Located in Jiangmen City, Guangdong Province, the plant has current production capacity of 6,000 metric tons with room for expansion.  Quantum's leading key markets include food, toothpaste, ceramics and paper, with annual sales of approximately $10 million.

On February 12, 2004, the Company completed the sale of its minority ownership in CP Kelco ApS to a subsidiary of J. M. Huber Corporation for $27 million in cash.  On March 1, 2004, the Company announced that the proposed acquisition of Meraklon S.p.A. will not occur as a result of difficulties encountered in obtaining regulatory approval.

Over the long term, the Company is focused on increasing its competitive advantage through continuous productivity improvement, value-added innovation, leveraging strengths in key markets and improving growth and profitability through product and service extensions and bolt-on acquisitions.

Reportable Segments

The Company operates through two reportable segments and four divisions.  The Performance Products segment is comprised of Pulp and Paper and Aqualon.  The Engineered Materials and Additives segment is composed of FiberVisions and Pinova (formerly Rosin and Terpenes).  The financial information regarding these segments, which includes net sales and profit from operations for each of the three years ended December 31, 2003, 2002 and 2001 and capital employed as of December 31, 2003, 2002 and 2001, is provided in Note 23 to the Consolidated Financial Statements (see Part II, Item 8).

Performance Products

Products and services offered by Pulp and Paper are designed to enhance customers' profitability by improving production yields and overall product quality, and to better enable customers to meet their environmental objectives and regulatory requirements.

Pulp and Paper is one of the largest suppliers of functional, process and water management chemicals for the pulp and paper industry.  The division offers a wide and highly sophisticated range of technology and applications expertise with in-mill capabilities, which run from influent treatment through the paper machine to paper finishing.  The Company is a broad-based global supplier able to offer a complete portfolio of products to its paper customers.

Products offered by Aqualon are designed to manage the properties of aqueous (water-based) systems.  Most of the products are derived from renewable natural raw materials and are sold as key ingredients to other manufacturers where they are used as small-quantity additives to provide functionality such as thickening, water retention, film formation, suspending and emulsifying action and binding power.  Major end uses for Aqualon products include personal care products, food additives, pharmaceutical products, construction materials, paints, coatings and oil recovery, where  polymers are used to modify viscosity, gel strength and/or fluid loss.

At December 31, 2003, the principal products and primary markets of this segment were:

Division	Principal Products	Primary Markets
Pulp and Paper	Functional performance chemicals: Sizing (improving printability), strength, tissue creping and coatings additives.

Large, multinational manufacturers of tissues, paper towels, packaging, beverage containers, newsprint, papers for magazines and books, printing and writing paper and other stationery items such as labels and envelopes.

Process treatment chemicals: Deposit, contaminant, microbiological and foam control, clarification, retention, drainage, felt conditioning, deinking, fiber recovery and water closure.
Water treatment chemicals: Utility systems, cooling water and water clarification.
Aqualon	Water-soluble polymers: Hydroxyethylcellulose (HEC), Carboxymethylcellulose (CMC), Methylcellulose (MC) and derivatives, Hydroxypropylcellulose (HPC) and Guar and its derivatives.

Manufacturers of interior and exterior architectural paints, oilfield service companies for oil and gas drilling and recovery, paper mills, construction material manufacturers and makers of oral hygiene products, personal care products and pharmaceuticals.

	Solvent-soluble polymers: Pentaerythritol (PE) and Ethylcellulose (EC).	Producers of coating resins, printing inks and aviation fluids.

Engineered Materials and Additives

FiberVisions is one of the largest manufacturers of polyolefin staple fibers used in disposable products like diapers and wipes.  FiberVisions produces monocomponent polypropylene fibers and bicomponent fibers comprised of a polypropylene core and a polyethylene sheath.  FiberVisions also produces olefin fiber and yarn for the industrial and textile markets used in concrete and asphalt, wipes, upholstery and automotive fabrics, geotextiles and filtration.

Pinova consists of the rosin and terpenes specialty business.  Pinova manufactures wood and gum rosin resins and terpene specialties and is the only producer of pale wood rosin derivatives.  Product applications and markets include adhesives, rubber and plastic modifiers, food and beverages, flavor and fragrances and construction specialties.

At December 31, 2003, the principal products and primary markets of this segment were:

Division	Principal Products	Primary Markets
FiberVisions	Staple fibers: for hygiene products, wipes, geotextiles and filtration.	Makers of nonwoven and woven fabrics for applications including baby care, feminine care, adult incontinence, wipes, geotextile, construction and upholstery.
Filament yarns: for upholstery and automotive fabrics.
Pinova	Rosin resins: for adhesives, flavors and fragrances.	Makers of consumer and industrial products such as masking, packaging, arts and duct tape, construction materials, beverages, chewing gum, plastics, adhesives, fragrances and flavors.
Terpene specialties: for flavors, fragrances, disinfectants and plastics.

Raw Materials and Energy Supply

Raw materials and supplies are purchased from a variety of industry sources, including the agricultural, forestry, mining, petroleum and chemical industries.

Important raw materials for Pulp and Paper are cationic and anionic polyacrylamides and emulsions, biocides, amines, surfactants, rosin, adipic acid, epichlorohydrin, fumaric acid, stearic acid, diethylenetriamine, phosphorous trichloride and starch.

Raw materials important to Aqualon are cellulose pulp (derived from wood and cotton linters) and guar splits, both renewable resources, and ethylene oxide and caustic.  Other commodity and specialty chemical inputs include acetaldehyde, fatty acids, methanol, ethyl chloride, propylene oxide, chlorine, monochloroacetic acid, methyl chloride and inorganic acids.

The important raw materials for the Engineered Materials and Additives segment are polypropylene, polyethylene, pine wood stumps, limonene, gum rosin and crude sulfate turpentine.

FiberVisions purchases polypropylene flakes and pellets based on discounts from market index prices as indicated domestically by the Chemical Data Index and internationally by the Platts and Independent Commodity Information Service/London Oil Report Indices.  FiberVisions has historically been limited in its supplier base because a major processing line required polypropylene in flake form, which is not as readily available as pellets.  FiberVisions has undertaken initiatives to expand and fully qualify alternative suppliers, as well as to modify major lines to run pellets, which allows greater flexibility and reliability of supply.

Major requirements for key raw materials and fuels are typically purchased pursuant to contracts.  The Company is not dependent on any one supplier for a material amount of its raw material or fuel requirements, but certain important raw materials, such as cotton linters, are obtained from a sole-source or a few major suppliers.  Except for polypropylene, no single raw material accounts for more than 4% of total cost of goods sold.

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

Competition

The specialty chemicals industry is highly fragmented and its participants offer a broad array of product lines and categories, representing many different products designed to meet specific customer requirements.  Individual product or service offerings compete on a global, regional and/or local level subject to the nature of the businesses and products, as well as the end-markets and customers served.  The industry has become increasingly global as participants focus on establishing and maintaining leadership positions in relatively narrow market niches.  Many of the Company's product lines face competitive domestic and international pressures, including industry consolidation, pricing pressures and competing technologies.  In Pulp and Paper, for example, the end-markets are consolidating rapidly and some of the Company's competitors are attempting to enhance their product offerings on a worldwide basis.  In addition, certain of the Company's businesses are subject to intense pricing pressures in various product lines, such as FiberVisions in its hygiene products line.  FiberVisions, as a fibers manufacturer for carded non-woven hygienic applications, faces competition from spunbond (SB) and spunbond/melt blown/spunbond (SMS) technologies.  SB/SMS products may offer strength-driven cost savings compared to the products of FiberVisions in specific applications; however, FiberVisions believes that its carded products provide improved softness, uniformity, stretch and liquid management properties preferred in wipes and by certain segments of the disposable diaper market and other hygiene products markets.  The threat of new producers in the thermal-bonded hygienic product line is relatively low due to the fact that the production process involves significant investments in plant and equipment.

Patents and Trademarks

Patents covering a variety of products and processes have been issued to the Company and its subsidiaries.  The Company is licensed under certain other patents held by other parties covering its products and processes.  The Company's rights under these patents and licenses constitute a valuable asset.

The Company and its wholly-owned subsidiaries also have many global trademarks covering their products.  Some of the more significant trademarks include: AquaCat™ clear cationic solution, Aquapel® sizing agent, Hercon® sizing emulsions, Aqualon® water-soluble polymers, Natrosol® hydroxyethylcellulose, Culminal® methylcellulose, Klucel® hydroxypropylcellulose, Natrosol FPS® water-soluble polymer suspension, Precis® sizing agent, Kymene® resin, Herculon® fiber, Presstige® deposit control additives, Spectrum® microbiocides, Ultra-pHase® sizing agent, Hercobond® dry strength resin, Chromaset® surface size, ProSoft® tissue softeners and Zenix® contaminant control.

The Company does not consider any individual patent, license or trademark to be of material importance to Hercules taken as a whole.

Research and Development

The Company is heavily focused on product innovation as one of its key growth strategies.  Research and development efforts are directed toward the discovery and development of new products and processes, the improvement and refinement of existing products and processes, the development of new applications for existing products and cost improvement initiatives.  Hercules spent $39 million on research activities in 2003, as compared to $42 million in 2002 and $53 million in 2001.  The decrease in spending for research and development activities is primarily due to efficiencies gained in the redesign of work processes, including an improved process for focusing on those programs most likely to yield significant benefits for the Company.  This selection process has resulted in an improved allocation of the Company's technology resources.  The decrease from 2001 to 2002 reflects, in addition to work process efficiencies, the resins business divestitures.

Pulp and Paper currently focuses its research and development efforts on growth (innovative high-value product development), technical sales and services (incremental improvements to existing products and services) and cost reduction programs to meet diverse customer needs worldwide.  The Company's state-of-the-art facilities located in Europe and the U.S. are large and sophisticated research and development laboratories with pilot plant capabilities that simulate actual operating conditions in a customer's facilities.  This allows an accurate assessment of the potential impact of new products on plant performance.  New product development for functional chemicals is focused on improving end-use properties.  Understanding the product's end uses is a critical step in the development of strength additives and internal and surface sizes, as well as in the design of products for tissue creping, release and softeners.

The Company's scientists conduct research and customer optimization studies focused on solving water and process treatment challenges by using sophisticated techniques and equipment to provide high level analytical testing and advanced technical support to customers worldwide.

Aqualon focuses its research and development efforts on market oriented product development, manufacturing process improvement and responsive technical service to customers.  New product development is focused on products which manage the physical properties of water based systems, such as latex paint, construction mortars and personal care products, to meet customer demand for improved performance and efficiency.

Aqualon has application and development laboratories in Europe, Asia and the Americas that provide technical service to customers.  At these laboratories, teams work in a network to develop products, identify new applications and solve customer problems.

Research and development efforts in FiberVisions are primarily focused on developing new and novel fibers.   A continued hygiene focus is to improve fiber strength while enhancing hygiene product properties for loft, softness and stretch, thereby creating a platform to better compete with SB/SMS products.  Research and development efforts in FiberVisions are focused on four key platforms: high tenacity for industrial applications; dyeable polypropylene fibers for apparel and upholstery; wetability for wipes; and shaped fibers for improved adhesion, wicking, coverage and visual appearance.  The industrial and textile product units are investigating the use of specific fibers for new applications in the upholstery, wipes, geotextiles and construction applications.

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

Environmental Matters

The Company believes it is in compliance, in all material respects, with applicable federal, state and local environmental laws and regulations.  Expenditures relating to environmental cleanup costs have not materially affected, and are not expected to materially affect, capital expenditures or competitive position.  Additional information regarding environmental matters is provided in Note 13 to the Consolidated Financial Statements (see Part II, Item 8) and is incorporated herein by reference.

Employees

As of December 31, 2003, the Company had 5,116 employees worldwide, including 280 employees from the acquisition of Quantum in December 2003.  Approximately 2,600 of the worldwide employees were located in the United States, of which about 23% were represented by various local or national unions.  At December 31, 2002, the Company had 5,095 employees worldwide.

International Operations

Information on net sales and net property, plant and equipment by geographic area for each of the three years ended December 31, 2003, 2002 and 2001 appears in Note 23 to the Consolidated Financial Statements (See Part II, Item 8).  Direct export sales from the United States to unaffiliated customers were $122 million, $110 million and $116 million for 2003, 2002 and 2001, respectively.  The Company's operations outside the United States are subject to the usual risks and limitations related to investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws, governmental instability (including expropriation or confiscation of assets) and other potentially detrimental domestic and foreign governmental policies affecting U.S.-based companies doing business abroad, including risks related to terrorism and international hostilities.

Available Information

                Hercules provides access to its filings with the Securities and Exchange Commission via a hyperlink to the Commission's website on its corporate website, www.herc.com.

                The Company's Directors Code of Business Conduct and Ethics and its Business Practices Policy, as well as the charters of the Corporate Governance, Nominating and Ethics Committee, Audit Committee and Compensation Committee, are available on the Company's website at www.herc.com.  These documents are also available in print to any shareholder who requests them in writing from Israel J. Floyd, Esq., Corporate Secretary, Hercules Incorporated, Hercules Plaza, 1313 North Market Street, Wilmington, Delaware 19894-0001.

ITEM 2.  PROPERTIES

The Company's corporate headquarters and major research center are located in Wilmington, Delaware.  The Company also owns a number of plants and facilities worldwide, in locations strategic to the sources of raw materials or to customers.  All of the Company's principal properties are owned by the Company, except for its corporate headquarters office building, which is leased.  The following are the locations of the Company's worldwide plants:

Performance Products

Pulp and Paper – Beringen, Belgium; Burlington, Ontario, Canada; Busnago, Italy; Chicopee, Massachusetts, U.S.; Franklin, Virginia, U.S.; Hattiesburg, Mississippi, U.S.; Helsingborg, Sweden; Kalamazoo, Michigan, U.S.; Kim Cheon, Korea; Macon, Georgia, U.S.; Mexico City, Mexico; Milwaukee, Wisconsin, U.S.; Nantou, Taiwan; Pandaan, Indonesia; Paulinia, Brazil; Pendlebury, United Kingdom; Pilar, Argentina; Portland, Oregon, U.S.; Savannah, Georgia, U.S.; Shanghai, China (60:40 joint venture); Sobernheim, Germany; Tampere, Finland; Tarragona, Spain; Voreppe, France; and Zwijndrecht, The Netherlands.

Aqualon – Alizay, France; Doel, Belgium; Hopewell, Virginia, U.S.; Jiangmen City, China; Kenedy, Texas, U.S.; Louisiana, Missouri, U.S.; Parlin, New Jersey, U.S.; and Zwijndrecht, The Netherlands.

Engineered Materials and Additives

FiberVisions – Athens, Georgia, U.S.; Covington, Georgia, U.S.; Suzhou, China; and Varde, Denmark.

Pinova – Brunswick, Georgia, U.S.; Hattiesburg, Mississippi, U.S.; and Savannah, Georgia, U.S.

The Company's plants and facilities, which are continually upgraded and modernized, are generally considered to be in good condition with adequate capacity for projected business operations.  From time to time, the Company discontinues operations at, or disposes of, facilities that have for one reason or another become unsuitable.  The senior credit facility is secured by liens on the Company's U.S. assets.

ITEM 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is included in the Notes to Consolidated Financial Statements (see Note 13) and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2003 through the solicitations of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and current position of each executive officer of Hercules as of February 27, 2004 is listed below.  There are no family relationships among executive officers.

Name	Age	Current Position
Craig A. Rogerson	47	President, Chief Executive Officer and Director
Fred G. Aanonsen	56	Vice President and Controller
Edward V. Carrington	61	Vice President, Human Resources
Richard G. Dahlen	64	Chief Legal Officer
Robert C. Flexon*	45	Vice President, Work Processes and Corporate Resources and Development
Israel J. Floyd	57	Corporate Secretary and General Counsel
Bruce W. Jester	52	Vice President, Taxes
Brian L. Pahl	46	Vice President and General Manager, Pulp and Paper Division
Stuart C. Shears	53	Vice President and Treasurer
Allen A. Spizzo	46	Vice President, Corporate Affairs, Strategic Planning & Corporate Development
Thomas H. Strang	53	Vice President, SHERA and Manufacturing Excellence
Richard J. Sujdak	53	Director, Central Research Services
John Y. Televantos	51	Vice President and General Manager, Aqualon Division
*Resigned from the Company.

Craig A. Rogerson joined Hercules in 1979 and has held his current position since December 2003.  He had been Vice President and General Manager, FiberVisions and Pinova since April 2002.  After rejoining Hercules in 2000, he had been Vice President and General Manager of BetzDearborn since August 2000 and Vice President of Business Operations for BetzDearborn Division since May 2000.  Prior to that, he was President and CEO of Wacker Silicones Corporation since 1997.

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

Robert C. Flexon joined Hercules in 2000 and had held his current position since June 2002.  He had been Vice President, Corporate Affairs, Strategic Planning and Work Processes since February 2002.  Prior to that, he had been Vice President, Work Processes, since June 2001 and Vice President, Business Analysis and Controller since 2000.  Previously, he was with Atlantic Richfield Company for more than ten years, serving in several capacities that included: General Auditor, ARCO, from 1998 to 2000; Franchise Manager, ARCO Products Company, from 1996 to 1998; and Controller, ARCO Products Company, from 1995 to 1996.  On March 1, 2004, Mr. Flexon resigned from the Company, effective March 12, 2004.

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

Allen A. Spizzo joined Hercules in 1979 and has held his current position since July 2002.  He had been Vice President, Investor Relations and Strategic Planning since 2000.  After rejoining Hercules in 1997, he became Director of Corporate Development.  Prior to that, he had been Group Vice President and Chief Financial Officer, Metton America Incorporated from 1995 to 1997.

Thomas H. Strang joined Hercules in 1982 and has held his current position since January 2004.  Since 2002, he had held the positions of Director, Supply Chain for FiberVisions and Pinova and Plant Manager, for the Brunswick, Georgia facility.  Prior to that he held various management positions in engineering, maintenance and operations at major Hercules manufacturing facilities including Hopewell, Virginia; Louisiana, Missouri; and Brunswick, Georgia.

Richard J. Sujdak joined Hercules in 1998 and has held his current position since 2000.  Following the acquisition of BetzDearborn by Hercules in 1998, he was named senior program manager of the Utilities Groups, which include Boiler, Cooling and Liquid/Solids Separation Technology.  Prior to the acquisition, he had been transferred to the Metals Process group of BetzDearborn in 1994 as Assistant Vice President of Research, becoming Vice President of R&D in 1996.

John Y. Televantos joined Hercules in April 2002 as President of the Aqualon Division and Vice President of Hercules.  He had been President and Chief Executive Officer and prior to that Chief Operating Officer of Foamex International during the period of time June 1999 through December 2001.  Prior to that, he was Vice President, Development Businesses and Research at Lyondel Chemical Company since 1998.

.

PART II

ITEM 5.    MARKET FOR HERCULES' COMMON STOCK AND RELATED STOCKHOLDER

                  MATTERS

The Company's common stock is listed on the New York Stock Exchange (ticker symbol HPC), The London Stock Exchange and the Swiss Stock Exchange.  It is also traded on the Philadelphia, Midwest and Pacific Stock Exchanges.

The approximate number of holders of record of its common stock ($25/48 stated value) as of February 27, 2004 was 16,289.

The following table sets forth, for the periods indicated, the high and low prices per share of the Company's common stock, as reported on the New York Stock Exchange:

2002	High	Low
First Quarter....................................................................................................................	$13.70	$8.85
Second Quarter...............................................................................................................	$13.50	$11.37
Third Quarter..................................................................................................................	$12.17	$8.45
Fourth Quarter................................................................................................................	$10.50	$8.60
2003
First Quarter....................................................................................................................	$9.69	$7.40
Second Quarter...............................................................................................................	$10.54	$8.06
Third Quarter..................................................................................................................	$12.18	$9.55
Fourth Quarter................................................................................................................	$12.50	$9.77

On December 31, 2003, the closing price of the common stock was $12.20.

The payment of quarterly dividends was suspended in the fourth quarter of 2000, subject to reconsideration by the Board in its discretion, when warranted under appropriate circumstances and subject to restrictions in the indenture governing the Company's 11 1/8% senior notes due 2007 and the senior credit facility.

The Company's 11 1/8% senior notes were subject to a registration rights agreement that required Hercules to file an exchange offer registration statement with the Securities and Exchange Commission, pursuant to which the Company offered to exchange all of its $400 million aggregate principal amount of 11 1/8% senior notes due 2007 ("old notes") for $400 million aggregate principal amount of 11 1/8% senior notes due 2007 ("new notes").  The form and terms of the new notes are the same as the form and terms of the old notes except that, because the issuance of the new notes was registered under the Securities Act, the new notes do not bear legends restricting their transfer and are not entitled to certain registration rights.  The new notes evidence the same debt as the old notes and the new notes and the old notes are governed by the same indenture.  Hercules did not receive any proceeds from the exchange offer.  The 11 1/8% senior notes are not redeemable at Hercules' option prior to maturity.   Hercules is not required to make mandatory redemption or sinking fund payments with respect to the 11 1/8% senior notes.  If a change of control occurs, each holder of the notes will have the right to require Hercules to repurchase all or any part of that holder's notes pursuant to a change of control offer on the terms set forth in the indenture.  In the change of control offer, Hercules is required to offer a change of control payment in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased, to the date of purchase.

ITEM 6.       SELECTED FINANCIAL DATA

A summary of the selected financial data for Hercules for the years ended and as of the end of the years specified is set forth in the table below.  During the quarter ended December 31, 2003, the Company changed its method of accounting for its Employee Stock Ownership Plan ("ESOP") to the method prescribed by Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plan" ("SOP 93-6").  Prior year information has been restated for the Company's change in method of accounting for its ESOP (see Note 1).  Pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the BetzDearborn Water Treatment Business has been treated as a discontinued operation as of February 12, 2002.  See Note 25 in the Notes to the Consolidated Financial Statements for a summary of significant divestitures that have occurred in the last three years.

	(Dollars in millions, except per share data)
	2003	2002	2001	2000	1999
Net sales	$1,846	$1,705	$1,776	$2,303	$2,463
Profit from operations	255	220	184	366	380
Net income (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	74	(47)	(109)	60	118
Net income (loss) on discontinued operations, net of tax	4	(196)	56	40	52
Net income (loss) before effect of changes in accounting principle	78	(243)	(53)	100	170
Cumulative effect of changes in accounting principle, net of tax	(33)	(368)	-	-	-
Net income (loss)	45	(611)	(53)	100	170
Dividends	-	-	-	66	111

Per share of common stock
Basic earnings (loss) per share
Continuing operations	0.69	(0.44)	(1.04)	0.58	1.19
Discontinued operations	0.04	(1.85)	0.53	0.39	0.52
Cumulative effect of changes in accounting principle	(0.31)	(3.47)	-	-	-
Net income (loss)	0.42	(5.76)	(0.51)	0.97	1.71
Diluted earnings (loss) per share
Continuing operations	0.69	(0.44)	(1.04)	0.58	1.18
Discontinued operations	0.04	(1.85)	0.53	0.38	0.52
Cumulative effect of changes in accounting principle	(0.31)	(3.47)	-	-	-
Net income (loss)	0.42	(5.76)	(0.51)	0.96	1.70
Dividends declared	-	-	-	0.64	1.12

Total assets	2,766	2,807	5,003	5,528	5,896
Long-term debt	1,326	738	1,959	2,342	1,777
Company-obligated preferred securities of subsidiary trusts	-	624	624	622	992

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.  All references to individual Notes refer to Notes to the Consolidated Financial Statements.

Overview

Hercules is a leading global manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications with net sales of $1,846 million, $1,705 million and $1,776 million, respectively, in 2003, 2002 and 2001.  The Company's principal products are chemicals used by the paper industry to increase product performance and enhance the manufacturing process; water-soluble polymers; polypropylene and polyethylene fibers; and specialty resins.  Key markets for the Company's products, as a percent of 2003 net sales, include: Pulp and Paper – 49%; Paints and Adhesives – 10%; Construction Materials – 9%; Food, Pharmaceutical and Personal Care - 20%; and Industrial Specialties including Oilfield, Textiles and General Industrial – 12%.  Over 50% of the Company's revenues are generated outside of North America.  Net sales by region in 2003 were:  North America – 48%, Europe – 38%, Asia Pacific – 9% and Latin America – 5%.  The Company operates through two reportable segments and four divisions: Performance Products (Pulp and Paper and Aqualon) and Engineered Materials and Additives (FiberVisions and Pinova).  Net sales for 2003 as a percent of total sales, by division, were:  Pulp and Paper - 47%; Aqualon - 33%; FiberVisions - 15%; and Pinova - 5%.

Pulp and Paper is a large and technically advanced provider of pulp and paper chemicals and technical paper process solutions.  The industry in which Pulp and Paper competes is projected to experience average growth rates of 2% to 3% through 2004.  Demand for process chemicals, retention aids and strength resins has increased as the quality of pulp used in paper products has been reduced.  However, the industry has become increasingly competitive as consolidation continues within the pulp and paper customer base.  Aqualon is a supplier of products that manage the properties of aqueous (water-based) systems.  Aqualon's products are mostly derived from renewable natural raw materials, including cellulose and guar, and are used in paints and coatings, personal care products such as toothpaste and shampoo, oil and gas well drilling to provide fluid loss control and as a strengthening agent in mortar and plaster, among other uses.

FiberVisions is a global supplier of synthetic fibers made from polypropylene and polyethylene used primarily in non-woven fabrics for disposable diapers and other hygienic products.  Pinova offers products that generally are custom made to fit a particular use in an industry and impart or improve the properties of a variety of compounded substances.

Performance in 2003 was impacted by several significant economic factors: higher costs, especially for energy and energy-related raw materials, but also for pension benefits; overall flat price-volume-mix growth; 20% appreciation in the Euro against the U.S. dollar; and continued productivity improvement offsetting the negative effects of the higher costs.  In addition, Pulp and Paper, Aqualon and FiberVisions benefited from new product introductions.

Higher cost energy and natural gas/crude oil (as feedstock) are impacting many raw materials, particularly derivatives of chlor-alkalai, ethylene, benzene, propylene and natural gas.  The Company has instituted a number of initiatives to mitigate these negative effects, including product substitution, exploring new sourcing opportunities and entering into forward contracts for a portion of its natural gas requirements.

Paper and paperboard production was down 2% in North America.  Office paper production in Europe, a key market for Hercules, was also down 2%.  Factors impacting the North American paper industry include a declining manufacturing base as more production shifts off-shore to countries such as China, lower classified advertising (newsprint), lower weight magazines and a slowdown in print advertising, and plastics substitutes for liquid packaging.

Market conditions affecting the Aqualon business were generally stable in 2003.  Volume growth was fueled by an increase in the construction, oil field and personal care businesses.  Global price increases were implemented in the first half of 2003, partially offsetting higher raw material and energy costs.  Further price increases have been announced to offset new raw material increases.

In FiberVisions, margins were under pressure in Europe (including the Middle East and Africa), the Americas and Asia due to renewed competitive activity and higher raw material prices.  The business mitigated these factors through continued streamlining of its fixed cost structure.  New product introductions and the consolidation of the ES FiberVisions joint ventures contributed $33 million and $29 million, respectively, to net sales growth in 2003.

Lower volumes in the Pinova business were driven by lost business in its chewing gum and adhesives markets.  Higher raw material costs and pension expense also negatively impacted profits.  The business has been successful in regaining most of the lost volumes through increased sales to existing customers and the addition of new customers.

In addition to the above economic factors, performance in 2003 was influenced by a number of discrete items, as discussed below.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143").  SFAS 143 requires that the fair value of an asset retirement obligation be recorded when incurred.  Included within the scope of SFAS 143 are environmental remediation liabilities associated with current and former operations that were incurred during the course of normal operations.  As more fully discussed in Note 12 to the Consolidated Financial Statements, concurrent with the adoption of SFAS 143, the Company recorded an after-tax charge of $28 million ($44 million on a pre-tax basis), or $0.26 per share, as a cumulative effect of a change in accounting principle.

Also effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS 148").  The Company has elected to apply the fair value recognition provisions of SFAS 123 on a prospective basis to all employee awards granted, modified or settled after January 1, 2003.  The Company did not grant any stock options pursuant to SFAS 123, as amended by SFAS 148, to employees in 2003.  Restricted stock awards under the Hercules Long-term Incentive Compensation Plan are valued at the quoted market price (fair value) of the Company's stock on the grant date (measurement date).  The Company recognized $4.3 million, $0.5 million and $1.7 million of expense in 2003, 2002 and 2001, respectively, in connection with restricted stock awards (see Summary of Significant Accounting Policies).

In August 2003, the Company's Board of Directors granted a special pension benefit recognizing past service to Dr. William H. Joyce, the then Chief Executive Officer of the Company.  The special pension benefit, which fully vested on the grant date for the services rendered through that date, has been accounted for as deferred compensation in accordance with APB No. 12, Omnibus Opinion, as amended by SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.  The special pension benefit has an estimated net present value of approximately $4.7 million.  Any award of incentive compensation to Dr. Joyce for 2003 will result in an increase in this amount as a result of the application of the standard pension formula.

Subsequently, on October 6, 2003, Dr. Joyce resigned from the Company and its Board of Directors to accept another executive position in the industry.  The Board elected outside director John K. Wulff as Non-Executive Chairman of the Board and also named Craig A. Rogerson acting President and Chief Operating Officer.  On December 11, 2003, the Board elected Mr. Rogerson President and Chief Executive Officer and a member of the Board of Directors.  In addition to these new duties, Mr. Rogerson has remained President of Hercules' FiberVisions and Pinova divisions and Corporate Vice President of Global Procurement, positions he assumed in April 2002.  John K. Wulff continues as Non-Executive Chairman of the Board.

Effective September 30, 2003, the Company elected to partially adopt FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), for its variable interest entities ("VIEs") that existed prior to January 31, 2003 (the Company has no VIEs created subsequent to January 31, 2003).  The consolidation of ES FiberVisions Holding A/S and ES FiberVisions L.P. increased 2003 net sales by approximately $29 million and profit from operations by $3 million (see Note 7).

The Board of Directors has authorized the Company, from time to time, subject to market conditions and provisions of the Company's credit agreement, to repurchase up to $140 million of its outstanding indebtedness.  Pursuant to the Term B Loan Credit Agreement, and subject to related covenants, the Company has the right to use available cash to repurchase, repay or otherwise redeem up to $100 million of the 11 1/8% senior notes and $40 million of the company-obligated trust preferred securities ("Preferred Securities") in any fiscal year.  During the fourth quarter ended December 31, 2003, the Company repurchased $24 million (book value) of its 11 1/8% senior notes for $29 million, recognizing a loss of $5 million, and 46,000 of its CRESTS Units for a total of $34 million, of which $27 million was attributed to the preferred security component and $7 million was attributed to the warrants.

On December 1, 2003, the Company completed the acquisition of Quantum Hi-Tech Co. Ltd., ("Quantum").  Quantum is a leading producer of carboxymethylcellulose products in China.  Quantum has current production capacity of 6,000 MT (metric tons); its leading key markets include food, toothpaste, ceramics and paper, with annual sales of approximately $10 million (see Note 25).

On December 17, 2003 the Company amended its senior credit facility to, among other things, lower the term B loan interest rate to LIBOR + 2.50% from LIBOR + 3.25% (see Note 6).

Fourth quarter 2003 net income includes a $6 million pre-tax charge, net of insurance, to increase the Company's reserve for future asbestos costs following the conclusion of a study commissioned in early 2003.  Based on the results of the study, the Company estimates that its reasonably possible gross financial exposure for asbestos-related matters will range from $220 million to $675 million.  The Company recorded a gross charge of $55 million as of December 31, 2003, thereby increasing its recorded liability for future asbestos costs, before anticipated insurance recoveries, to $221 million, reflecting the low end of the range noted above and $1 million for previously settled but unpaid asbestos cases.  The Company believes that it is probable that at least $169 million of the recorded liability will be paid or reimbursed by its insurance carriers.  Accordingly, an increase of $49 million to the associated receivable for anticipated insurance recoveries was recorded as of December 31, 2003 (see Note 13).

As set forth in Note 1 to the Consolidated Financial Statements, in the fourth quarter ending December 31, 2003, the Company changed its method of accounting for its Employee Stock Ownership Plan ("ESOP").  The effect of the change was to increase net income by $5 million and earnings per share by $0.05 in both 2002 and 2001, as well as to increase net income by $2 million, $1 million and $1 million and earnings per share by $0.02, $0.01 and $0.01 in the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, respectively.  In addition, retained earnings at January 1, 2001 was increased by $5 million, net of taxes, unearned compensation has been increased by $2 million and additional paid-in-capital decreased by $7 million for the retroactive effect of this change in accounting.

On February 12, 2004, the Company completed the sale of its minority ownership in CP Kelco ApS for $27 million in cash.  On March 1, 2004, the Company announced that the proposed acquisition of Meraklon S.p.A. will not occur, as a result of difficulties encountered in obtaining antitrust regulatory approval.

The Company implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective January 1, 2002.  Under the provisions of this standard, goodwill and intangible assets with indefinite useful lives are not amortized but instead are reviewed for impairment at least annually and written down only in periods in which it is determined that the fair value is less than the recorded value.  In connection with the Company's transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units.  The Company recognized after-tax impairment charges of $262 million in the BetzDearborn reporting unit and $87 million in the FiberVisions reporting unit.  In addition, an after-tax impairment charge of $19 million was recognized for the Company's equity investment in CP Kelco (see Note 4) in the first quarter of 2002.

On April 29, 2002, Hercules completed the sale of the Water Treatment Business to GE Specialty Materials ("GESM"), a unit of General Electric Company for $1.8 billion.  The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility (see Notes 6 and 10).  Pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the BetzDearborn Water Treatment Business has been treated as a discontinued operation as of February 12, 2002, and accordingly, all financial information has been restated.  The loss from discontinued operations for the year ended December 31, 2002 includes an after-tax loss on the disposal of the business of $230 million.  The BetzDearborn Water Treatment Business had net assets, including goodwill and identifiable intangibles from the BetzDearborn acquisition, of approximately $2.0 billion at December 31, 2001.  Approximately 3,900 employees transferred to GESM or left the Company in connection with the sale.  Hercules has an agreement with GESM to distribute water treatment products to the pulp and paper industry (see Note 25).

In June 2001, the Company announced an aggressive and comprehensive program to improve return on capital and cash flow, streamline organizational structure, improve work processes, consolidate manufacturing and non-manufacturing resources and better serve customers.  The initial objective was to achieve fixed cost reductions of $100 million on an annualized basis (as compared to 2000 results, excluding the Food Gums business and the Resins divestitures) by June 2002, which was achieved by December 31, 2001.  In the beginning of 2002, the cost reduction target was increased to $200 million in annualized fixed cost reductions to be achieved by December 2002 (as compared to 2000 results, excluding the Food Gums business and the Resins divestitures), including $75 million for the Water Treatment Business and $125 million for the other remaining businesses.  Subsequent to the sale of the Water Treatment Business, the Company raised the cost reduction target to be achieved by December 2002 for the remaining businesses to $150 million in annualized fixed cost reductions (as compared to 2000 results, excluding the Food Gums business, the Resins divestitures and the Water Treatment Business).  At the end of 2002, the Company achieved approximately $160 million in annualized cost reductions, exceeding the Company's twice upwardly revised cost reduction target.  Approximately 1,340 employees have left or will leave the Company under this plan.  The Company incurred restructuring charges totaling $51 million during the third and fourth quarters of 2001.  Pursuant to the cost reduction and work process redesign program initiated in 2001 (see Notes 18 and 19), the Company incurred restructuring charges totaling $25 million during 2002.  The plan includes reductions throughout the Company with the majority of them from support functions.

The above-mentioned items are primarily included in corporate in each of the respective years in the segment footnote disclosure (see Note 23).

Critical Accounting Estimates

The Company's discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires Hercules to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Hercules evaluates its estimates on a regular basis, including those related to sales returns and allowances, bad debts, inventories, impairments of long-lived assets, income taxes, restructuring, contingencies, including litigation and environmental and pension and other benefit obligations.  Hercules bases its estimates on various factors including historical experience, consultation and advice from third party subject matter experts and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and circumstances.

Hercules believes that the following accounting estimates are critical due to the significant subjectivity and judgment necessary to account for the matters or the susceptibility of such matters to change and the affect of the estimates and assumptions on its consolidated financial statements.

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

Aside from goodwill and intangible assets, which are tested for impairment under the guidance provided in SFAS 142, the Company has adopted SFAS 144 and tests other long-lived assets for impairment based on the guidance provided in SFAS 144.  The Company records an impairment loss on its long-lived assets based on the excess of the carrying amount over fair value when expected future undiscounted cash flows are insufficient to recover the carrying amount of the asset.  The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments.  If the Company determines that an impairment loss has occurred, the loss is recognized in the income statement.  Deterioration in future economic conditions, poor operating results in a business or the determination that the long-lived asset is unsuitable for one reason or another, new or stronger competitors, or changes in technology could result in losses or the inability to recover the carrying value of the asset, thereby possibly requiring an impairment in the future.

Hercules adopted the provisions of SFAS 142 effective January 1, 2002.  Hercules identified the following reporting units: BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Pinova.  In connection with Hercules' transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units.  In the first quarter of 2002, Hercules completed its transitional impairment review of the identified reporting units and recognized an after-tax impairment loss of $349 million as a cumulative effect of a change in accounting principle.  In addition, an after-tax impairment loss of $19 million was recognized in the first quarter of 2002 relating to the Company's equity investment in CP Kelco, which had an impairment under SFAS 142.  As a result of Hercules' adoption of SFAS 142, the Company no longer records approximately $50 million of annual amortization relating to existing goodwill and intangibles.  Pursuant to SFAS 142, the Company is required to perform an annual assessment of its reporting units for impairment.  To assess impairment, the Company compares the reporting unit's book value of net assets, including goodwill, to its fair value.  Fair value is estimated using a combination of valuation approaches including the market value and income approaches.  In the event that the book value exceeds the fair value, the Company recognizes an impairment to the extent the book value of goodwill exceeds the implied fair value of goodwill for any reporting unit, calculated by determining the fair value of the assets and liabilities for the reporting unit.  Deterioration in future economic conditions, poor operating results in the reporting units, new or stronger competitors, or changes in technology could result in an inability to recover the carrying value of the goodwill and intangible assets, thereby requiring an impairment in the future.

Hercules records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized after consideration of future taxable income and reasonable tax planning strategies.  At December 31, 2003, the Company had gross deferred tax assets of approximately $717 million, including capital and operating loss carryforwards of $373 million.  Valuation allowances of approximately $362 million have been set up on the total deferred tax assets.  In the event that Hercules were to determine that it would not be able to realize all or part of its deferred tax assets, for which a valuation allowance had not been established, or is able to utilize capital and/or operating loss carryforwards for which a valuation allowance has been established, an adjustment to the deferred tax asset will be reflected in income in the period such determination is made.

Hercules has and will continue to record charges for the estimated costs of employee severance and other exit costs pursuant to the Company's strategy to continuously improve return on capital, streamline organizational structure, improve work processes and consolidate manufacturing and non-manufacturing resources.  Since initiating the strategy in the third quarter 2001, the Company has recognized $83 million in charges for severance and other exit costs.  In the event that it is determined that additional employees must be involuntarily terminated, or that additional manufacturing or non-manufacturing facilities must be closed pursuant to work process redesign or other cost reduction initiatives, supplemental reserves would be required, which would result in an incremental charge against earnings.  In the event that the number of employees involuntarily terminated pursuant to restructuring plans is less than anticipated due to greater than anticipated voluntary resignations, an adjustment to reduce excess restructuring reserves would increase income in the period that the determination was made.

Hercules establishes reserves for environmental matters, litigation and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.  At December 31, 2003, the Company had accrued $106 million for contingencies and asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143").  The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation required or agreed to, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in environmental laws and regulations, technological developments, the years of remedial activity required, changes in the number or financial exposures of claims, lawsuits, settlements or judgments, or in the ability to reduce such financial exposures by collecting indemnity payments from insurers.  If the contingency is resolved for an amount greater or less than has been accrued, or Hercules' share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, Hercules would recognize an additional expense or benefit in income in the period such determination was made.

Hercules has established reserves for asbestos-related personal injury lawsuits and claims.  Based on the results of a study the Company commissioned of its asbestos-related liability and considering amounts outstanding under previous settlements, the Company estimated that its reasonably possible financial exposure for these matters ranged from $220 million to $675 million, with no amount within this range representing a better estimate than any other amount.  The Company's estimates are based on a number of assumptions including the number of future claims, the timing and amount of future payments, disease, venue, the dynamic nature of asbestos litigation and the present uncertainty concerning the participation of its excess insurance carriers and other circumstances.  At December 31, 2003, the Company has recorded a gross accrued liability of $221 million, reflecting the low end of the range and $1 million for previously settled but unpaid asbestos claims, for present and future potential asbestos claims before anticipated insurance recoveries.  The Company believes that it is probable that $169 million of the $221 million accrual will be funded by or recovered from insurance carriers.  That belief, which is subject to the various assumptions set forth herein, is based on many factors that have been evaluated by the Company, along with outside insurance counsel, including the indemnity and defense payments that have been made by its now exhausted insurance carriers, and by some of its other carriers, and the limits of remaining potentially available insurance coverage, as well as the range of possible outcomes in the Company's insurance coverage litigation taking into account, among other considerations, the facts and status of that litigation, and the relevant case law.

The Company provides defined benefit pension and postretirement welfare benefit plans to employees in the United States who meet eligibility requirements.  Similar plans are provided outside the United States in accordance with local practice.  Pension and other postretirement benefit obligations and the related expense (income) are determined based upon actuarial assumptions regarding mortality, medical inflation rates, discount rates, long-term return on assets, salary increases, Medicare availability and other factors.  The assets of the U.S., United Kingdom (U.K.) and the Netherlands defined benefit plans constitute 84%, 4% and 11%, respectively, of the total defined benefits plan assets applicable to plans sponsored by the Company.  In 2003, the actual return earned on U.S. plan assets exceeded the expected long-term rate of return assumption of 8.75%.  The historical return on U.S. plan assets earned in 2001 and 2002 was less than the 9.25% expected long-term rate of return assumption.  In addition, yields on long-term corporate bonds continued to decrease throughout 2003 and, pursuant to the Company's annual review of the actuarial assumptions, the discount rate was lowered to 6.10% at December 31, 2003.  Based on current assumptions, pension and postretirement benefit plan expenses for the years 2004, 2005 and 2006 are projected to be approximately $58 million, $73 million and $63 million.  The projected increase in pension expense over 2003 in 2004, 2005 and 2006 is due to the decline in interest rates and the unfavorable performance of the pension investment portfolio over the period 2000 – 2002.  The increase in 2005 and 2006 also assumes the adoption of the 1994 mortality table in 2005.  The adoption of the 1994 mortality table increases pension and postretirement expense by approximately $9 million per year.  The Company presently anticipates a decrease in consolidated pension and postretirement expense in 2006 (from 2005) as a result of favorable investment performance in 2003.  As a result of past unfavorable investment performance and the lower discount rate, the accumulated benefit obligation ("ABO") exceeded the fair value of plan assets at December 31, 2003.  At December 31, 2003, the ABO of the U.S., U.K. and German defined benefit pension plans of $1,325 million, $67 million and $32 million, respectively, exceeded their funded benefits.  The Company is required to recognize an additional liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to other comprehensive income in stockholders' equity.  At December 31, 2002, the Company recorded an additional minimum liability ("AML") of $579 million (pre-tax) with an after-tax charge to other comprehensive income of $354 million.  At December 31, 2003, the AML decreased $25 million to $554 million (pre-tax) and, accordingly, the change to accumulated other comprehensive income was decreased by $15 million to $339 million.  At December 31, 2003, the consolidated projected benefit obligation was $1,702 million.  A 100-basis point (1%) decrease or increase in the discount rate has approximately a plus or minus $193 million impact on the Company's consolidated ABO.  At the present time, the U.S. defined benefit pension plan is at a sufficient funding level as to not require ERISA mandated contributions.  The Company has initiated a study to review plan changes that are expected to result in a reduction of future expenses and liabilities to its U.S. defined benefit final pay pension plan.  The Company has decided, however, that it is in the best interests of the Company and its pension plan participants to make voluntary contributions to the plan.  If the U.S. qualified pension plan performs in accordance with the actuarial assumptions, the Company presently anticipates making voluntary cash contributions of approximately $40 million per year over the next few years, including $40 million contributed to the U.S. defined benefit plan in January 2004.  The Company also contributed $7 million to its non-U.S. pension plans in the fourth quarter 2003 to bring funding to required levels or to improve government mandated funding provisions.

Results of Operations

The table below reflects net sales and profit from operations for continuing operations for the years ended December 31, 2003, 2002 and 2001.  Results of operations for 2002 and 2001 have been restated for the Company's change in accounting for its Employee Stock Ownership Plan (see Note 1).

	(Dollars in millions)
	2003	2002	2001
Net sales:
Performance Products	$1,483	$1,385	$1,351
Engineered Materials and Additives	363	320	425
Consolidated	$1,846	$1,705	$1,776

Profit from operations:
Performance Products	$262	$243	$154
Engineered Materials and Additives	9	18	11
Corporate	(16)	(41)	19
Consolidated	$255	$220	$184

2003 vs. 2002

Net sales in 2003 increased 8% from 2002.  Growth in sales for 2003 compared to 2002 was driven by a 6%, or $110 million, benefit from rate of exchange and a 2%, or $29 million, benefit from the consolidation of ES FiberVisions pursuant to FIN 46.  The Euro appreciated approximately 20% in 2003 from 2002 levels.  Volume and price in the aggregate were flat compared to 2002.  Volumes were flat in Pulp and Paper, with declines in the weak North American and European markets offset by strong sales growth in the emerging regions of China, Brazil and Russia.  Volume growth in Aqualon was a result of stronger demand in the oil and gas drilling and recovery markets.  FiberVisions volume growth principally reflects the consolidation of ES FiberVisions.  Lower volumes in the Pinova business were driven by lost business in its chewing gum and adhesives markets.

Profit from operations improved 16% compared to 2002.  Higher costs in 2003 for energy, raw materials and pension were more than offset by productivity improvements and the positive effect of the stronger Euro.  Worldwide pension expense was approximately $28 million in 2003, an increase of $22 million versus 2002.

In the Performance Products segment, net sales increased $98 million, or 7%.  Net sales were positively impacted 6%, or $91 million, by rates of exchange.  Profit from operations in the segment improved $19 million, or 8%, equal to the benefit from favorable rates of exchange.  Cost increases in energy, raw materials and pension expense were offset by productivity improvements.

In Pulp and Paper, net sales increased $37 million, or 4%, reflecting a $48 million positive impact from rates of exchange, principally the euro, and strong growth in emerging markets.  Net sales were up 29% in China, 40% in Brazil and 17% in Russia.  Net sales were negatively impacted by $11 million as a result of price erosion and unfavorable mix.  Global volumes were essentially flat reflecting the impact of weak market conditions in North America.  For 2003, paper and paperboard production was down 2% in North America.  Office paper production in Europe, a key market for Hercules, was also down 2%.  Factors impacting the North American industry include a declining manufacturing base as more production shifts off-shore to countries such as China, lower classified advertising (newsprint), lower weight magazines and a slowdown in print advertising and plastics substitutes for liquid packaging.  Profit from operations was essentially flat, down $1 million versus 2002.  Profit from operations was negatively impacted by higher energy and energy related raw materials in addition to pension expense.  These higher costs, in part, were offset by supply chain improvements and lower selling, general and administrative expense.

Aqualon's net sales grew $61 million, or 11% compared to 2002.  Rate of exchange, principally the Euro, had a $43 million, or 8%, favorable impact and volume/mix had an $18 million, or 3%, favorable impact.  Volume growth was fueled by an increase in the construction, oil field and personal care businesses.  Global price increases were implemented in the first half of 2003, partially offsetting higher raw material and energy costs.  Profit from operations improved $20 million, or 14%, compared to 2002, driven by positive rate of exchange impact ($11 million or 8%) and volume increases even as the business experienced higher costs for energy, raw material and pension expense.

In the Engineered Materials and Additives segment, net sales increased $43 million, or 13%.  The consolidation of the ES FiberVisions joint ventures contributed $29 million, or 9%, to the improvement.  Favorable impacts of rates of exchange contributed $19 million, or 6%.  Lower volumes in Pinova due to the lost business in its chewing gum and adhesives markets negatively impacted the segment's net sales.  Profit from operations decreased $9 million, or 50%, from 2002.  Improvement in FiberVisions profit from operations was more than completely offset by negative profit from operations in Pinova.

FiberVisions net sales increased $57 million, or 26%, over 2002, reflecting the positive impacts from the consolidation of the ES FiberVisions joint ventures of $29 million or 13%, rates of exchange of $19 million or 9%, and pricing and volume/mix totaling $9 million or 4%.  FiberVisions has contractual arrangements with a majority of its customers that enables it to pass through higher polypropylene costs on a delayed basis.  Lower volumes for fibers used in diapers were partially offset by higher volumes in the wipes markets.  New wipes products generated approximately $23 million and new bicomponent products generated approximately $10 million in net sales.  Profit from operations improved $3 million, or 30% over 2002.  The consolidation of the ES FiberVisions joint ventures contributed $3 million to profit from operations.

Pinova net sales decreased $14 million, or 14%, from 2002 reflecting a 13% decrease in volumes due to the lost business in its chewing gum and adhesives markets.  Loss from operations was $4 million compared to an $8 million profit from operations in 2002.  The business has a significant fixed cost structure that is not easily reduced.  The business has been successful in regaining most of the lost volumes through increased sales to existing customers and the addition of new customers.

2002 vs. 2001

Net sales were $1,705 million for 2002, a decrease of $71 million, or 4%.  Net sales in 2002 were favorably impacted by approximately $16 million reflecting the positive impact of the weaker dollar.  Approximately $113 million of the decrease is attributable to the businesses comprising the Resins divestitures (see Note 25).  Volumes declined 6% year over year.  Regionally, net sales declined 6% in North America and 14% in Latin America, remained flat in Europe and improved 2% in Asia Pacific.

Profit from operations increased $36 million, or 20%.  Profit from operations in 2002 was favorably impacted by approximately $3 million, reflecting the positive impact of the weaker dollar.  Improvement in operating profit occurred in all businesses despite a 6% decline in volumes.  This was principally due to reductions in the Company's fixed cost structure pursuant to the comprehensive cost reduction and work process redesign program (see Notes 18 and 19) initiated in 2001.  On an annualized basis, approximately $160 million in fixed cost savings were achieved as of December 31, 2002 (as compared to 2000 results, excluding the Food Gums business, the Resins divestitures and the Water Treatment Business).  Impacting 2002 profit from operations were $23 million in net restructuring charges, $7 million in asset impairment charges and $5 million, net, of other charges.  Impacting profit from operations in 2001 were $74 million of pre-tax gains from the Resins divestitures and $6 million, net, of other gains, partially offset by $51 million in restructuring charges associated with the comprehensive cost reduction and work process redesign program.

Performance Products segment revenues were up $34 million, or 3%.  Net sales were favorably impacted by approximately $12 million, reflecting the positive impact of the weaker dollar.  Sales improved due to volume improvements of 6% versus the prior year and favorable product mix, partially offset by competitive pricing.  Profit from operations increased $89 million, or 58%.  Profit from operations primarily benefited from the cost reduction and work process redesign program commenced in 2001.  Profit from operations in 2002 included asset impairment charges of $7 million associated with the planned shutdown of plant facilities.

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

Aqualon's net sales and profit from operations improved versus the prior year, despite a decrease in volumes of approximately 2%.  Sales improved due to favorable product mix partially offset by lower volumes and competitive pricing.  Volume declines were reflective of weak sales to the oilfield industry.  Lower raw material costs and lower overhead costs attributable to the cost reduction and work process redesign program were the primary drivers of the improved operating performance.

Engineered Materials and Additives segment revenues decreased $105 million, or 25%, and profit from operations increased $7 million, or 64%.  Net sales decreased $113 million as a result of the Resins divestitures.  In May 2001, Hercules sold its hydrocarbon resins and select portions of its rosin resins businesses, its peroxy chemicals business and its interest in a toner resin joint venture (see Note 25).  Segment volumes decreased 24% year over year, again reflecting the Resins business divestitures.

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

Net sales in Pinova significantly declined in 2002 versus the prior year as a result of the resins divestitures (see Note 25).  Volumes were down approximately 65%.  Despite declines in revenues and volumes, operating performance increased.  The improvement in profit from operations was a direct result of hiring a full time sales team to support the business, replacing the distribution channel used in 2001 following the Resins divestitures, as well as a focused effort on cost reduction and work process redesign.

Interest and Debt Expense and Preferred Security Distributions; Equity Income (Loss); Provision for Income Taxes

Interest and debt expense including preferred security distributions of subsidiary trusts decreased $26 million, or 17%, in 2003 versus 2002 reflecting lower outstanding debt balances.  In the fourth quarter of 2003, the Company repurchased 46,000 of the CRESTS Units for $34 million, of which $27 million was attributable to the preferred security component and $7 million was attributable to the warrants.  In addition, the Company purchased $24 million of the 11 1/8% senior notes, recognizing a loss of $5 million.  Interest and debt expense and preferred security distributions decreased $105 million, or 40%, in 2002 versus 2001 primarily due to lower outstanding debt balances, reflecting the application of proceeds from the sale of the BetzDearborn Water Treatment Business on April 29, 2002, and 2001 asset sales, as well as lower interest rates.

Equity income (loss) of affiliated companies in 2002 reflected equity income from the FiberVisions ES joint venture that FiberVisions formed in January 2000 with Chisso Polypro Fiber Co., Ltd.  The equity losses recorded in 2001 were a result of the equity losses relating to CP Kelco.

The provision for income taxes on continuing operations reflects effective tax rates of 22% in 2003, 6% in 2002 and (16%) in 2001.  The effective tax rate for 2003 reflects the tax benefit from the donation of intellectual property to qualified organizations and the use of prior year capital losses.  The effective tax rate for 2002 reflects the tax benefit of the pre-tax loss partially offset by the effect of increases to tax reserves related to anticipated tax assessments and other provisions.  The effective tax rate for 2001 reflects the tax benefit of the pre-tax loss partially offset by the effect of increases to tax reserves and the effect of non-deductible goodwill amortization.

Financial Condition

Liquidity and financial resources: Net cash flow provided by (used in) operations was $23 million in 2003, $(215) million in 2002 and $(98) million in 2001.  The improvement in operating cash flow in 2003 compared to 2002 reflects significantly lower payments for income taxes, defined benefit pension plan contributions, interest, severance and debt repayment penalties.  The decrease in tax payments primarily related to taxes paid on the BetzDearborn divestiture.  The Company paid approximately $15 million in taxes related to this transaction in 2003; the remaining taxes are estimated to be between $11 million and $21 million and are expected to be paid in 2005.  The Company made contributions to its defined benefits pensions plans of $55 million and $92 million in 2003 and 2002, respectively.  Restructuring and severance payments were $21 million in 2003 versus $39 million in 2002.  The Company presently anticipates severance payments of approximately $10 million in 2004.  Partially offsetting these cash flow improvements is an increase in asbestos settlement payments.  As noted, the Company has exhausted its primary and first level excess insurance policies that provided coverage for the asbestos-related matters.  The Company has not yet reached agreement with its other insurance carriers to fund the cost of defending and resolving its asbestos-related matters.  As a result, until the Company's other insurance carriers begin to fund the cost of defending and resolving these matters, the Company will have to fully fund the cost of defending and resolving these matters.  Net of insurance, the Company spent $40 million during 2003, which includes $7 million for defense costs.  The Company presently projects asbestos-related payments of approximately $40 to $45 million in 2004 before consideration of any insurance coverage or reimbursement, if any, and any potential legislative resolution to this matter.  The change in cash in 2002 compared to 2001 primarily results from higher income tax payments, $92 million in pension contributions and payments related to the restructuring plans.

Net cash provided by investing activities was $48 million in 2003, $1,659 million in 2002 and $295 million in 2001.  In June 2003, the Company used the $125 million in escrowed funds from its December 2002 refinancing to redeem the 6.625% notes.  On December 1, 2003 the Company completed the acquisition of Quantum for approximately $10 million.  As a result of the de-consolidation of Hercules Trust I and Hercules Trust II, pursuant to FIN 46(R), the Company has an investment of $27 million in CRESTS Units preferred securities at December 31, 2003.  Hercules' significant cash flow from investing activities in 2002 was due to the sale of the BetzDearborn Water Treatment Business.  Cash flow from investing activities in 2001 benefited from the monetization of certain non-core assets.  In May 2001, the Company completed the sale of its hydrocarbon resins business and select portions of its rosin resins business to a subsidiary of Eastman Chemical Company, receiving proceeds of approximately $244 million, and the sale of its peroxy chemicals business to GEO Specialty Chemicals, Inc., receiving proceeds of approximately $92 million.  Capital expenditures were $48 million, $43 million and $52 million, in 2003, 2002 and 2001, respectively.  Significant capital spending controls instituted in early 2001 lowered capital expenditures in 2003, 2002 and 2001.  The decrease in capital expenditures in 2002 from 2001 also reflects completion of the plant expansion in Doel, Belgium in early 2001.

Net cash used in financing activities was $171 million, $1,334 million and $370 million, respectively, in 2003, 2002 and 2001.  The Company has used cash provided by operations in 2003, the December 2002 refinancing and the business divestitures in 2002 and 2001 to pay down long-term debt.

The Board of Directors has authorized the Company, from time to time, subject to market conditions and provisions of the Company's credit agreement, to repurchase up to $140 million of its outstanding indebtedness.  Pursuant to the Term B Loan Credit Agreement and subject to related covenants, the Company has the right to use available cash to repurchase, repay or otherwise redeem up to $100 million of the 11 1/8% senior notes and $40 million of the company-obligated trust preferred securities in any fiscal year.  During the fourth quarter ended December 31, 2003, the Company repurchased  $24 million (book value) of its 11 1/8% senior notes for $29 million, recognizing a loss of $5 million.  Subsequently, in 2004, an additional $33 million (book value) of the 11 1/8% senior notes have been repurchased by the Company at a cost of $40 million.

In addition, during the fourth quarter of 2003, the Company purchased 46,000 of the CRESTS Units for a total of $34 million, of which $27 million was attributed to the preferred security component and $7 million was attributed to the warrants.  The corresponding book value of a similar number of the CRESTS Units junior subordinated deferrable interest debentures was $34 million.  Accordingly, the Company recognized a gain of $7 million ($5 million after-tax) in continuing operations.  However, the Company has determined that (i) Hercules Trust I and Hercules Trust II (the "Trusts") are variable interest entities and (ii) the Company is not the primary beneficiary of the Trusts.  Accordingly, the Company has de-consolidated the Trusts and recognized an after-tax loss of $5 million as a cumulative effect of a change in accounting principle to defer the above noted gain, effective December 31, 2003, in accordance with the provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entries" ("FIN 46R").  As a result of the de-consolidation, long-term debt reflects the Company's obligation to Hercules Trust II for the CRESTS Units junior subordinated deferrable interest debentures (long-term debt at December 31, 2003 also reflects the Company's obligations to Hercules Trust I on the TOPrS 9.42% junior subordinated deferrable interest debentures).  The indenture for the CRESTS Units junior subordinated deferrable interest debentures does not provide the ability for the Company to repay, redeem or defease the CRESTS Units junior subordinated deferrable interest debentures through purchasing the CRESTS Units.  Accordingly, at December 31, 2003 the outstanding balance of CRESTS Units junior subordinated deferrable interest debentures has not changed as a result of the Company's purchase of the CRESTS Units.  The $27 million paid to purchase the CRESTS Units preferred security component is reflected as an increase in the Company's investment in Hercules Trust II, with the corresponding gain on the purchase deferred until Hercules Trust II has been liquidated.  The $7 million paid and attributable to the warrants has been recorded as a reduction in additional paid-in-capital.

On December 17, 2003, the Company amended its senior credit facility to, among other things, (i) lower the term B loan interest to LIBOR + 2.50%  (from LIBOR +3.25%) and (ii) provide the ability for foreign borrowings.  On December 20, 2002, the Company completed a refinancing of its then existing senior credit facility with a new senior credit facility.  The senior credit facility consists of a four year $125 million revolving credit agreement and a $200 million term B loan due May 2007.  In addition, the Company has the option of borrowing an additional $50 million to $150 million on terms identical to the term B loan.  The availability of the incremental term loan does not expire until the earlier of December 20, 2005 or the repayment of the $200 million term B loan.  In conjunction with the execution of the credit agreement, $125 million of the proceeds of the term B loan was placed into an escrow account to pay the principal amount of the 6.625% notes in June 2003.  The remaining proceeds from the refinancing were used for general corporate purposes.  The term B loan bears interest at LIBOR + 2.50% (4.02% at December 31, 2003).  The revolving credit agreement bears interest at LIBOR plus an applicable margin, currently 2.75%, which is determinable based on the Company's leverage ratio.  The senior credit facility is secured by liens on the Company's U.S. assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company's current and future wholly-owned domestic subsidiaries.  Issuance costs related to the financing are included in deferred charges and other assets and are being amortized over the term of the loans, using the effective interest method.

The Company used the net proceeds of approximately $1.7 billion from the sale of the BetzDearborn Water Treatment Business (see Note 25) to permanently reduce long-term debt, repaying in full the following borrowings: term loan tranche A, term loan tranche D, the revolving credit agreement and the ESOP credit facility.  In addition, effective with the consummation of the sale of the Water Treatment Business and the application of the net proceeds, the revolving credit agreement was permanently reduced from $900 million to $200 million and the Canadian revolving credit agreement was cancelled.  A portion of the net proceeds ($73 million) from the sale of the Water Treatment Business was used to collateralize the Company's then outstanding letters of credit.

As of December 31, 2003, $49 million of the $125 million revolving credit agreement and $17 million of short-term lines of credit was available for use.  The Company had outstanding letters of credit associated with the revolving credit agreement of $76 million at December 31, 2003.

Capital Structure and Commitments

Total capitalization (stockholders' equity (deficit) and debt including the junior subordinated deferrable interest debentures) is $1.4 billion at December 31, 2003 and December 31, 2002.  Total debt, including junior subordinated deferrable interest debentures related to the company-obligated trust preferred securities, was $1.348 billion at December 31, 2003, a decrease of $159 million from December 31, 2002, reflecting the repayment of the 6.625% notes in June 2003 and repurchases of the 11 1/8% senior notes in the fourth quarter 2003.  Total capitalization at December 31, 2002 decreased from $3.5 billion at December 31, 2001 principally as a result of the BetzDearborn divestiture.  The current ratio increased to 1.79 at December 31, 2003, compared to 1.58 at December 31, 2002.  The quick ratio increased to 1.39 at December 31, 2003 compared to 1.30 at December 31, 2002.

Capital expenditures are estimated to be between $65 and $70 million in 2004 and $70 to $75 million in 2005.  Capital expenditures are presently estimated to be approximately $60 million per year in 2006 through 2008.  As previously announced, the Company is expanding its Natrosol HEC production capacity at facilities in New Jersey, Virginia and the Netherlands.

The Company's contractual commitments as of December 31, 2003 are summarized as follows:

	(Dollars in millions)
	Payments Due by Period
		Less than			After 5
	Total	1 year	1 - 3 years	4 - 5 years	years
Long-term Debt Obligations	$1,348	$22	$26	$568	$732
Operating Lease Obligations	133	20	31	26	56
Purchase Obligations	9	6	3	-	-
Other Long-term Liabilities Reflected on the Registrant's Balance Sheet under GAAP (1)	335	63	33	29	210
Total Contractual Cash Obligations	$1,825	$111	$93	$623	$998

(1)   Includes amounts related to asbestos-related matters, asset retirement obligation, and workers compensation claims.  Due to the dynamic nature of asbestos litigation and the present uncertainty concerning the participation of the Company's excess insurance carriers, it is impractical to determine the anticipated payments in any given year.  Therefore, the non-current asbestos-related liability of $176 million has been reflected in the after five years column.

The Company had the following commercial commitments at December 31, 2003: lines of credit of $17 million outstanding and letters of credit of $76 million, both of which may require payments in the future.  If required, these commitments would be funded from general corporate funds.

The Company projects cash flow from operations will be sufficient to meet its investing and financing requirements in the next several years.  The Company presently is in discussions to refinance a portion of its debt.  The proposed refinancing, if implemented, is expected to reduce interest expense and extend 2007 debt maturities to future years.

Risk Factors

Indebtedness

As of December 31, 2003, the Company's total debt was approximately $1,348 million, of which 83% is fixed rate indebtedness.  The Company's indebtedness has significant consequences.  For example, it could: increase the Company's vulnerability to economic downturns and competitive pressures; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; limit the Company's flexibility in planning for, or reacting to, changes in its business and the industries in which it operates or in pursuing attractive business opportunities requiring debt financing; place the Company at a disadvantage to its competitors that have less debt; and limit the Company's ability to borrow additional funds due to restrictive covenants.

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

The Company and its subsidiaries may incur additional indebtedness in the future.  As of December 31, 2003, the Company had a $325 million senior credit facility with a syndicate of banks.  Under the senior credit facility, the Company has a $125 million revolving credit agreement, which permits certain additional borrowings.  In addition, the Company has the option to borrow an additional $50 million to $150 million under the senior credit facility.  If new indebtedness is added to the Company's current indebtedness levels, the risks described above could increase.

Market Risk

Fluctuations in interest and foreign currency exchange rates affect the Company's financial position and results of operations.  The Company has used several strategies to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow (see "Foreign Currency Translation" and "Derivative Financial Instruments and Hedging" in the Summary of Significant Accounting Policies and Notes 21 and 24).  Sensitivity of the Company's financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below.  The market values for interest rate risk are calculated by the Company utilizing a third-party software model that employs standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

The Company's derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments and trust preferred securities.  At December 31, 2003 and 2002, net market value of these combined instruments was a liability of $1.386 billion and $1.440 billion, respectively.  The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant.  A 100-basis point increase in interest rates at December 31, 2003 and 2002 would result in an $85 and $60 million decrease, respectively, in the net market value of the liability.  A 100-basis point decrease in interest rates at December 31, 2003 and 2002 would result in a $68 and $72 million increase, respectively, in the net market value of the liability.

Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of $1.0 million and $0.2 million at December 31, 2003 and 2002, respectively.   The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.  A 10% strengthening of the U.S. dollar versus other currencies at December 31, 2003 and 2002 would result in a $0.1 million decrease and a $0.2 million increase, respectively, in the net asset position while a 10% weakening of the dollar versus all currencies would result in a $0.1 million increase and a $0.3 million decrease, respectively, in the net asset position.

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

Environmental remediation expenses are funded from internal sources of cash.  Such expenses are not expected to have a significant effect on the Company's ongoing liquidity.  Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows (see Item 3, Legal Proceedings and Note 13).

Litigation

Hercules is a defendant in numerous lawsuits that arise out of, and are incidental to, the conduct of its business.  These suits concern issues such as product liability, contract disputes, labor-related matters, patent infringement, antitrust proceedings, environmental proceedings, property damage and personal injury matters.  While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period (see Item 3, Legal Proceedings and Note 13).

Pension

The assets and liabilities associated with the Company's defined benefit plans are subject to interest rate and market risk.  A 100-basis point decrease or increase in the discount rate has approximately a plus or minus $193 million impact on the ABO.  A 100-basis point decrease or increase in the assumed rate of return has approximately a plus or minus $10 million impact on the U.S. pension and postretirement expense estimated for 2004 (see Note 9).

Indemnifications

In connection with the sale of certain Company assets or businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale.  These indemnifications typically pertain to environmental, tax, employee and/or product-related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to reimburse the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations.  The carrying amount recorded for all indemnifications as of December 31, 2003 is $76 million.  Although it is possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

Recent Accounting Pronouncements

In December 2003, the SEC issued SAB 104, "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition in Financial Statements," and updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting guidance.  The Company had previously adopted the necessary changes incorporated into SAB 104, which did not have a material effect on the Company's financial position, results of operations or cash flows.

In January 2004, the FASB issued Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1").  FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act").  The Medicare Act, which was signed by the President on December 8, 2003, introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

The Company offers a drug benefit plan and has elected to defer current recognition of the effects of the Act in the accounting for its plan pursuant to FSP 106-1 until authoritative guidance on the accounting for the federal subsidy is issued.  As such, any measures of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan, and as the specific authoritative guidance on the accounting for the federal subsidy is still pending, it is possible that when guidance is issued it could require the Company to change previously reported information.

Item7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For discussion of quantitative and qualitative disclosures about market risk, see the caption "Risk Factors" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

REQUIRED SUPPLEMENTARY DATA

HERCULES INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS	Page
Report of Independent Auditors...................................................................................................................................................	25
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001......................................	26
Consolidated Balance Sheets as of December 31, 2003 and 2002.............................................................................................	27
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.....................................	28
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2003, 2002 and 2001......	29
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001....	30
Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements........................................	31
SUPPLEMENTARY DATA

Summary of Quarterly Results (Unaudited).................................................................................................................................	83
Valuation and Qualifying Accounts.............................................................................................................................................	88

Report of Independent Auditors

To the Shareholders and Board of Directors

of Hercules Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 88 present fairly, in all material respects, the financial position of Hercules Incorporated and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 88 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2003, the Company changed its method of accounting for its employee stock ownership plan from the method prescribed by Statement of Position 76-3, "Accounting Practices for Certain Employee Stock Ownership Plans," to the method prescribed by Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans."

As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" on July 1, 2003.

As discussed in Notes 7 and 14 to the consolidated financial statements, the Company adopted FASB Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities" on July 1, 2003, as it related to the two joint ventures, ES FiberVisions Holdings A/S and ES FiberVisions L.P. and on December 31, 2003 as it related to its trust preferred securities.

As discussed in Note 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" on January 1, 2003.

As discussed in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003.

As discussed in Note 4 to the consolidated financial statements, the Company changed its accounting for goodwill and indefinite-lived intangible assets effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 11, 2004
Hercules Incorporated
Consolidated Statements of Operations	(Dollars in millions, except per share)
	2003	2002	2001
Net sales	$1,846	$1,705	$1,776
Cost of sales	1,167	1,040	1,133
Selling, general and administrative expenses	360	348	398
Research and development	39	42	53
Goodwill and intangible asset amortization (Note 4)	8	9	24

Other operating expense (income), net (Note 19)	17	46	(16)
Profit from operations	255	220	184
Interest and debt expense (Note 20)	131	99	204
Preferred security distributions of subsidiary trusts	-	58	58
Other expense, net (Note 21)	29	115	8
Income (loss) before income taxes and equity income (loss)	95	(52)	(86)
Provision (benefit) for income taxes (Note 8)	21	(3)	14

Income (loss) before equity income (loss)	74	(49)	(100)
Equity income (loss) of affiliated companies, net of tax	-	2	(9)

Net income (loss) from continuing operations before discontinued
operations and cumulative effect of changes in accounting principle	74	(47)	(109)

Net income (loss) on discontinued operations, net of tax (Note 25)	4	(196)	56
Net income (loss) before cumulative effect of changes
in accounting principle	78	(243)	(53)

Cumulative effect of changes in accounting principle, net of tax
(Notes 4, 6 and 12)	(33)	(368)	-
Net income (loss)	$45	$(611)	$(53)

Earnings (loss) per share (Note 22)
Basic earnings (loss) per share
Continuing operations	$0.69	$(0.44)	$(1.04)
Discontinued operations	$0.04	$(1.85)	$0.53
Cumulative effect of changes in accounting principle	$(0.31)	$(3.47)	$-
Net income (loss)	$0.42	$(5.76)	$(0.51)
Weighted average number of shares (millions)	107.8	106.0	104.8
Diluted earnings (loss) per share
Continuing operations	$0.69	$(0.44)	$(1.04)
Discontinued operations	$0.04	$(1.85)	$0.53
Cumulative effect of changes in accounting principle	$(0.31)	$(3.47)	$-
Net income (loss)	$0.42	$(5.76)	$(0.51)
Weighted average number of shares (millions)	107.9	106.0	104.8
The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Balance Sheets
	(Dollars in millions)
	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$125	$209
Restricted cash (Note 6)	-	125
Accounts and notes receivable, net (Note 2)	415	395
Inventories (Note 3)	187	167
Deferred income taxes (Note 8)	93	46
Total current assets	820	942
Property, plant and equipment, net (Note 17)	677	663
Intangible assets, net (Note 4)	187	198
Goodwill, net (Note 4)	518	468
Deferred income taxes (Note 8)	27	15
Deferred charges and other assets (Note 17)	537	521
Total assets	$2,766	$2,807
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$192	$176
Short-term debt (Note 5)	22	145
Accrued expenses (Note 17)	243	277
Total current liabilities	457	598
Long-term debt (Note 6)	1,326	738
Deferred income taxes (Note 8)	78	80
Pension liability (Note 9)	249	294
Other postretirement benefits (Note 9)	96	103
Deferred credits and other liabilities (Note 17)	494	493
Total liabilities	2,700	2,306
Commitments and contingencies (Note 13)	-	-
Company-obligated preferred securities of subsidiary trusts (Note 6)	-	624
Stockholders' equity (deficit)
Series preferred stock (Note 15)	-	-
Common stock, $25/48 par value (Note 16)	83	83
(shares issued and outstanding: 2003 - 159,984,444; 2002 - 159,984,444)
Additional paid-in capital	603	665
Unearned compensation (Note 10)	(80)	(91)
Accumulated other comprehensive losses	(317)	(454)
Retained earnings	1,543	1,498
	1,832	1,701
Reacquired stock, at cost (shares: 2003 - 48,992,628; 2002 - 50,615,487)	1,766	1,824
Total stockholders' equity (deficit)	66	(123)
Total liabilities and stockholders' equity (deficit)	$2,766	$2,807

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statements of Cash Flows	(Dollars in millions)
	2003	2002	2001
Cash Flow From Operating Activities:
Net income (loss)	$45	$(611)	$(53)
Net (income) loss from discontinued operations	(4)	196	(56)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation	73	71	77
Amortization	27	29	57
Provision for deferred income taxes	8	17	(64)
Gain on disposals	(4)	-	(77)
Impairment charges	2	368	3
Non-cash charges	10	62	72
Accruals and deferrals of cash receipts and payments (net of acquisitions and dispositions):
Affiliates' earnings in excess of dividends received	-	(2)	9
Accounts receivable	14	(7)	65
Inventories	(7)	(5)	6
Accounts payable and accrued expenses	(57)	(115)	(214)
Income taxes payable	(156)	(148)	122
Non-current assets and liabilities	72	(70)	(45)
Net cash provided by (used in) continuing operations	23	(215)	(98)
Cash Flow From Investing Activities:
Capital expenditures	(48)	(43)	(52)
Proceeds of investment and fixed asset disposals	10	1,816	356
Decrease (increase) in restricted cash	125	(125)	-
Acquisitions, net of cash acquired	(10)	-	-
Investment in CRESTS Units preferred securities	(27)	-	-
Other, net	(2)	11	(9)
Net cash provided by investing activities from continuing operations	48	1,659	295
Cash Flow From Financing Activities:
Long-term debt proceeds	-	450	349
Long-term debt payments	(165)	(1,776)	(626)
Change in short-term debt	(1)	(8)	(107)
Payment of debt issuance costs and underwriting fees	-	(5)	-
Repurchase of CRESTS Units warrants	(7)	-	-
Common stock issued	2	5	15
Common stock reacquired	-	-	(1)
Net cash used in financing activities	(171)	(1,334)	(370)
Effect of exchange rate changes on cash	16	(2)	(3)
Net cash flow from discontinued operations (Note 25)	-	25	198
Net (decrease) increase in cash and cash equivalents	(84)	133	22
Cash and cash equivalents at beginning of year	209	76	54
Cash and cash equivalents at end of year	$125	$209	$76
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$122	$96	$157
Preferred security distributions of subsidiary trusts	-	57	61
Income taxes, net of refunds received	65	142	37
Non-cash investing and financing activities:
Acquisition of minority interest	2	-	-
Incentive and other employee benefit stock plan issuances	19	7	11

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statements of Stockholders' Equity (Deficit)
	(Dollars in millions)
				Accumulated
			Unearned	Other
	Common	Paid-in	Compen-	Comprehen-	Retained	Reacquired
	Stock	Capital	sation	sive Loss	Earnings	Stock	Total
Balances at January 1, 2001, as previously reported	$ 83	$ 726	$ (115)	$ (143)	$ 2,157	$ (1,892)	$ 816
(Common shares: issued, 159,984,444; reacquired, 52,442,393)
Adjustment for the cumulative effect on prior years of
retroactively applying the new method of accounting
for the Employee Stock Ownership Plan (Note 1)	-	(7)	2	-	5	-	-

Balances at January 1, 2001, as restated	$ 83	$ 719	$ (113)	$ (143)	$ 2,162	$ (1,892)	$ 816
Net loss	-	-	-	-	(53)	-	(53)
Foreign currency translation adjustment	-	-	-	(69)	-	-	(69)
Release of shares held by ESOP trust	-	(5)	11	-	-	-	6
Additional minimum pension liability, net of tax	-	-	-	(6)	-	-	(6)
Purchase of common stock, 66,470 shares	-	-	-	-	-	(1)	(1)
Issuances of common stock:
Incentive plans, net, 1,311,891 shares, from reacquired
stock	-	(29)	-	-	-	48	19

Balances at December 31, 2001	$ 83	$ 685	$ (102)	$ (218)	$ 2,109	$ (1,845)	$ 712
(Common shares: issued, 159,984,444; reacquired, 51,196,972)
Net loss	-	-	-	-	(611)	-	(611)
Foreign currency translation adjustment	-	-	-	15	-	-	15
Release of shares held by ESOP trust	-	(5)	11	-	-	-	6
Additional minimum pension liability, net of tax	-	-	-	(354)	-	-	(354)
Reclassification adjustment relating to disposal of business	-	-	-	103	-	-	103
Purchase of common stock, 16,960 shares	-	-	-	-	-	-	-
Issuances of common stock:
Incentive plans, net, 598,445 shares, from reacquired stock	-	(15)	-	-	-	21	6

Balances at December 31, 2002	$ 83	$ 665	$ (91)	$ (454)	$ 1,498	$ (1,824)	$ (123)
(Common shares: issued, 159,984,444; reacquired, 50,615,487)
Net income	-	-	-	-	45	-	45
Foreign currency translation adjustment	-	-	-	122	-	-	122
Release of shares held by ESOP trust	-	(5)	11	-	-	-	6
Debt issuance costs on warrants issued with trust preferred
securities	-	(7)	-	-	-	-	(7)
Repurchase of warrants	-	(7)	-	-	-	-	(7)
Decrease in additional minimum pension liability, net of tax	-	-	-	15	-	-	15
Issuances of common stock:
Incentive plans, net, 1,622,859 shares, from reacquired
stock	-	(43)	-	-	-	58	15

Balances at December 31, 2003	$ 83	$ 603	$ (80)	$ (317)	$ 1,543	$ (1,766)	$ 66
(Common shares: issued, 159,984,444; reacquired, 48,992,628)

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statements of Comprehensive Income (Loss)
	(Dollars in millions)
	Year Ended December 31,
	2003	2002	2001
Net income (loss)	$45	$(611)	$(53)
Foreign currency translation	122	15	(69)
Reclassification adjustment relating to disposal of business	-	103	-
Decrease (increase) in additional minimum pension liability, net of tax	15	(354)	(6)
Comprehensive income (loss)	$182	$(847)	$(128)

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Hercules, all majority-owned subsidiaries where control exists, any other subsidiaries which it controls and variable interest entities ("VIEs") in which Hercules is the primary beneficiary.  Following the acquisition of BetzDearborn and continuing through December 31, 2002, the Company continued BetzDearborn's practice of using a November 30 fiscal year-end for certain former BetzDearborn non-U.S. subsidiaries to expedite the year-end closing process.  As of December 31, 2003, these subsidiaries have adopted a December 31 fiscal year-end.  All intercompany transactions and profits have been eliminated.  Investments in affiliated companies, where Hercules has a 20% to 50% interest and where the entity is either not a VIE or Hercules is not the primary beneficiary, are accounted for using the equity method of accounting and, accordingly, consolidated income includes Hercules' share of their income.  Subsidiaries of the Company (Hercules Trust I and Hercules Trust II) that are VIEs and with respect to which Hercules is not the primary beneficiary have been de-consolidated as of December 31, 2003.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes.  Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete.  This generally occurs when products are shipped to the customer or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is probable and pricing is fixed or determinable.  Revenue arrangements with multiple deliverables are reported separately for deliverables that have stand-alone value when there is objective and reliable evidence as to the fair value of the deliverable and the delivery of any undelivered item is probable and substantially controlled by the Company.  Approximately 12%, 12% and 11% of the Company's revenues for the years ended December 31, 2003, 2002 and 2001, respectively, are from consignment inventory.  For consignment inventory, title and risk of loss are transferred when the earnings process is considered complete, which generally occurs when the Company's products have been consumed or used in the customer's production process.  Accruals are made for sales returns and other allowances based on the Company's experience.  The corresponding shipping and handling costs are included in cost of sales.

Research and Development Expenditures

Research and development expenditures are expensed as incurred.

Environmental Expenditures

The Company has ongoing expenditures for environmental related projects at current and former operating facilities.  Accruals for environmental remediation matters are expensed when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.  The Company capitalizes environmental expenditures for projects that extend the life, increase the capacity or improve the safety or efficiency of Company facilities.  In addition, the Company capitalizes asset retirement obligations relating to environmental remediation liabilities that result from the normal operation of Company facilities.  The Company capitalized environmental related expenditures and asset retirement obligations totaling $1.9 million, $0.9 million and $2.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Cash and Cash Equivalents

Cash in excess of operating requirements is invested in short-term, income-producing instruments.  Cash equivalents include commercial paper and other securities with original maturities of 90 days or less.  Book value approximates fair value because of the short maturity of those instruments.

Inventories

Inventories are stated at the lower of cost or market.  A portion of domestic inventories are valued on the last-in, first-out ("LIFO") method.  Foreign and certain domestic inventories, which in the aggregate represented 84% of total inventories at December 31, 2003 and 2002, are valued principally on the average-cost method.  Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

Property and Depreciation

Property, plant and equipment are stated at cost.  The Company changed to the straight-line method of depreciation, effective January 1, 1991, for newly acquired processing facilities and equipment.  Assets acquired before then continue to be depreciated by accelerated methods.  The Company believes straight-line depreciation provides a better matching of costs and revenues over the lives of the assets.  The estimated useful lives of depreciable assets are as follows: buildings – 30 years; plant machinery and equipment – 15 years; other machinery and equipment – 3 to 15 years.

Maintenance, repairs and minor renewals are expensed as incurred; major renewals and betterments are capitalized.  Upon normal retirement or replacement, the net book value of property (less proceeds of sale or salvage) is charged to income.

Goodwill and Other Intangible Assets

Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), beginning January 1, 2002, goodwill is not amortized but is tested for impairment at least annually with any necessary adjustment charged to expense.  The Company has selected November 30 as the date for performing the annual impairment test.  Prior to January 1, 2002, goodwill and other intangible assets have been amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for goodwill, customer relationships, trademarks and tradenames and 5 to 15 years for other intangible assets.  Intangible assets with finite lives are amortized over their useful lives.

Investments

Investments in affiliated companies in which the Company has a 20% to 50% interest and exercises significant influence are accounted for using the equity method of accounting.  Accordingly, these investments are included in deferred charges and other assets on the Company's consolidated balance sheet and the income or loss from these investments is included in equity income (loss) of affiliated companies in the Company's Consolidated Statement of Operations.

Investments in affiliated companies in which the Company does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for using the cost method of accounting.  Accordingly, these investments are included in deferred charges and other assets on the Company's Consolidated Balance Sheet.

Other investments include non-current marketable securities whose value approximates market value.

Investments in Subsidiary Trusts

The Company has two subsidiary trusts, Hercules Trust I and Hercules Trust II, that are variable interest entities for which the Company is not the primary beneficiary.  The Company utilizes the cost method to account for its investments in the subsidiary trusts.

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

Deferred Financing Costs

The Company capitalizes costs associated with the issuance of debt (deferred financing costs), including bank, legal, investment advisor and accounting fees and other expenses.  Deferred financing costs are amortized over the term of the related financing transaction using the effective interest rate method.

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

Asset Retirement Obligations

The Company records a liability at fair value for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal operations of a long-lived asset.  The Company's asset retirement obligations principally relate to environmental remediation liabilities associated with current and former operations that were incurred during the course of normal operations.

Foreign Currency Translation

The financial statements of Hercules' non-U.S. entities are translated into U.S. dollars using current rates of exchange, with gains or losses included in accumulated other comprehensive losses.

Derivative Instruments and Hedging

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").  SFAS 133, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activity – Deferral of the Effective Date of FASB Statement No. 133, "Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," requires that all derivative instruments be recorded on the balance sheet at their fair values.  The Company has not designated any derivative as a hedge instrument and accordingly, changes in fair value of derivatives are recorded each period in earnings.  The adoption of SFAS 133 did not result in a pre-tax or post-tax cumulative-effect-type adjustment to income and did not result in a change to other comprehensive losses.  Under procedures and controls established by the Company's risk management policies, the Company strategically enters into contractual arrangements (derivatives) in the ordinary course of business to reduce the exposure to foreign currency rates and interest rates.

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

Stock-based Compensation

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS 148").  SFAS 148 amends SFAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring enhanced disclosure regarding stock-based compensation.  The Company has elected to apply the fair value recognition provisions of SFAS 123 on a prospective basis to all employee awards granted, modified or settled after January 1, 2003.  Awards under the Company's stock-based compensation plans vest over periods ranging from 1 to a maximum of 10 years; however, vesting can be extended with the approval of the Board of Directors.  Therefore, the cost related to stock-based employee compensation included in the determination of net income in 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.  The Company did not grant any stock options pursuant to SFAS 123, as amended by SFAS 148, to employees in 2003.  However, the Company did make grants of restricted stock to employees in 2003.  Restricted stock awards under the Hercules Long-term Incentive Compensation Plan are valued at the quoted market price (fair value) of the Company's stock on the grant date (measurement date).  Stock acquired through the Employee Stock Purchase Plan and "above target" restricted stock awarded under the Hercules Management Incentive Compensation Plan is discounted 15% from market price as permitted by IRS regulations and the provisions of the Company's incentive compensation plans.  The value of the award and the discount, if any, are amortized into expense over the vesting (restriction) period.  Forfeitures are recorded as incurred.  The Company recognized $4.3 million, $0.5 million and $1.7 million of expense in 2003, 2002 and 2001, respectively, in connection with restricted stock awards.

Pursuant to the disclosure requirements of SFAS 123, as amended by SFAS 148, the following table presents the pro forma effect on net income (loss) and earnings (loss) per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation on a retroactive basis.

	(Dollars in millions, except per share)
	Year Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$45	$(611)	$(53)
Add: Total stock-based employee compensation expense	-	-	-
recognized in reported results	5	5	4
Deduct: Total stock-based employee compensation expense
determined under the fair value based method for all awards,
net of tax*	12	17	24
Pro forma net income (loss)	$38	$(623)	$(73)

Earnings (loss) per share:

Basic - as reported	$0.42	$(5.76)	$(0.51)
Basic - pro forma	$0.35	$(5.88)	$(0.70)

Diluted - as reported	$0.42	$(5.76)	$(0.51)
Diluted - pro forma	$0.35	$(5.88)	$(0.70)
* For information regarding the weighted-average assumptions that would be used in estimating fair value for 2003, 2002 and 2001, see Note 11 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2003, the SEC issued SAB 104, "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition in Financial Statements," and updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting guidance.  The Company had previously adopted the necessary changes incorporated into SAB 104, which did not have a material effect on the Company's financial position, results of operations or cash flows.

In January 2004, the FASB issued Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1").  FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act").  The Medicare Act, which was signed by the President on December 8, 2003, introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

The Company offers a prescription drug benefit plan and has elected to defer current recognition of the effects of the Act in the accounting for its plan pursuant to FSP 106-1 until authoritative guidance on the accounting for the federal subsidy is issued.  As such, any measures of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan and, as the specific authoritative guidance on the accounting for the federal subsidy is still pending, it is possible that when guidance is issued it could require the Company to change previously reported information.

Reclassifications

Certain amounts in the 2002 and 2001 consolidated financial statements and notes have been reclassified to conform to the 2003 presentation.

1.             Change in Method of Accounting for Employee Stock Ownership Plan

During the year ended December 31, 2003, the Company changed its method of accounting for its Employee Stock Ownership Plan ("ESOP") from the method prescribed by Statement of Position 76-3, "Accounting Practices for Certain Employee Stock Ownership Plans," ("SOP 76-3") to the method prescribed by Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6").  The Company believes that accounting for its ESOP in accordance with the provisions of SOP 93-6 is preferable as it addresses ESOP issues that were not contemplated in SOP 76-3, including changes to ESOP since its inception, and reflects the fair value of compensation costs in the statement of operations consistent with the preferred method of accounting for other stock-based compensation plans.  In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", this change in accounting method has been applied retroactively by restating prior financial statements for all affected periods including the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.  The effect of the change was to increase net income by $5 million and earnings per share by $0.05 in both 2002 and 2001, as well as increase net income by $2 million, $1 million and $1 million and earnings per share by $0.02, $0.01 and $0.01 in the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, respectively.  Retained earnings at January 1, 2001 has been increased by $5 million, net of taxes, unearned compensation increased by $2 million and additional paid-in capital decreased by $7 million, for the retroactive effect of this change in accounting.  Additionally, the Company has restated prior period basic and diluted earnings (loss) per share information pursuant to the method prescribed by SOP 93-6, which requires the exclusion of unallocated ESOP shares from the determination of the weighted-average number of shares outstanding.  The effect of this change was the exclusion of the following number of shares from the weighted-average number of shares outstanding used to calculate earnings per share: 2.7 million shares for 2003, 3.1 million shares for 2002 and 3.4 million shares for 2001.

2.             Accounts and notes receivable:

	(Dollars in millions)
	2003	2002
Trade	$326	$312
Federal tax receivable	35	35
Insurance receivable	7	9
Other	52	51
Total	420	407
Less allowance for doubtful accounts	5	12
	$415	$395

3.             Inventories

The components of inventories are:

	(Dollars in millions)
	2003	2002
Finished products	$100	$87
Raw materials and work-in-process	65	59
Supplies	22	21
	$187	$167

Inventories valued on the LIFO method were lower than if valued under the average-cost method, which approximates current cost, by $21 million and $20 million at December 31, 2003 and 2002, respectively.  The average-cost value of inventories subject to LIFO was $52 and $46 million at December 31, 2003 and 2002, respectively.

4.             Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS 142.  Under SFAS 142, goodwill and intangible assets with indefinite useful lives are not amortized but instead are reviewed for impairment at least annually and written down only in periods in which it is determined that the fair value is less than the recorded value.  SFAS 142 also requires the impairment review to be performed on a reporting unit basis.  The Company identified the following reporting units: BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Pinova (formerly Rosin and Terpenes).  In connection with the Company's transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and the FiberVisions reporting units.  In the first quarter of 2002, the Company completed its transitional impairment review of identified reporting units and recognized after-tax impairment losses of $262 million in the BetzDearborn reporting unit and $87 million in the FiberVisions reporting unit as a cumulative effect of a change in accounting principle.

The impairment charges recognized in the BetzDearborn and FiberVisions reporting units were primarily the result of new and stronger competitors and newer technology, which created significant price erosion and competition.  In addition, the BetzDearborn reporting unit was negatively impacted by a failure to achieve integration synergies.  SFAS 142 requires the Company to compare a reporting unit's book value of net assets, including goodwill, to its fair value.  In the case of the BetzDearborn reporting unit, fair value was determined primarily by reference to the negotiated selling price.  With respect to the Company' s other reporting units, fair value was estimated using a combination of valuation approaches including the market value and income approaches. In the event that the book value exceeds the fair value, the Company is required to perform a second step to measure the amount of the impairment loss.  In the second step, the Company determined the implied value of goodwill by determining the fair value of the assets and liabilities of the BetzDearborn and FiberVisions reporting units.  To the extent that the book value of the goodwill exceeded the implied fair value of goodwill for each reporting unit, impairment existed and was recognized.

In addition, an after-tax impairment loss of $19 million was recognized in the first quarter of 2002 relating to the Company's equity investment in CP Kelco, which had an impairment under SFAS 142.  After recognition of this impairment, the carrying value for the Company's investment in CP Kelco was zero.

The following table reflects the effect of the adoption of SFAS 142 on net income (loss) and net earnings (loss) per share as if SFAS 142 had been in effect for the periods presented.

	(Dollars in millions, except per share)
	Year Ended December 31
	2003	2002	2001
Net income (loss) before cumulative effect of changes in accounting principle:
As reported	$78	$(243)	$(53)
Goodwill amortization	-	-	50
Adjusted net income (loss) before cumulative effect of changes in accounting principle	$78	$(243)	$(3)
Basic and diluted net earnings (loss) per share before cumulative effect of changes in accounting principle:
As reported	$0.73	$(2.29)	$(0.51)
Goodwill amortization	-	-	0.48
Adjusted basic and diluted earnings (loss) per share before cumulative effect of changes in accounting principle	$0.73	$(2.29)	$(0.03)
Net income (loss):
As reported	$45	$(611)	$(53)
Goodwill amortization	-	-	50
Adjusted net income (loss)	$45	$(611)	$(3)
Basic and diluted net earnings (loss) per share:
As reported	$0.42	$(5.76)	$(0.51)
Goodwill amortization	-	-	0.48
Adjusted basic and diluted earnings (loss) per share	$0.42	$(5.76)	$(0.03)

Accumulated amortization for goodwill upon adoption of SFAS 142 was $185 million.  The following table shows changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003, by operating segment:

	(Dollars in millions)
		Engineered
	Performance	Materials
	Products	& Additives	Total
Balance at January 1, 2002	$1,725	$ 172	$1,897
Discontinued operations
BetzDearborn	(923)	-	(923)
Total discontinued operations	(923)		(923)
Impairment losses
BetzDearborn, discontinued operations	(179)	-	(179)
BetzDearborn, cumulative effect	(267)	-	(267)
FiberVisions, cumulative effect	-	(87)	(87)
Total impairment losses	(446)	(87)	(533)
Foreign currency translation	27	-	27
Balance at December 31, 2002	383	85	468
Foreign currency translation	50	-	50
Balance at December 31, 2003	$ 433	$ 85	$ 18

The following table provides information regarding the Company's other intangible assets with finite lives:

	Customer	Trademarks &	Other
	Relationships	Tradenames	Intangibles	Total
Gross Carrying Amount
Balance, December 31, 2002	$89	$72	$94	$255
Balance, December 31, 2003	89	72	91	252

Accumulated Amortization
Balance, December 31, 2002	$9	$8	$40	$57
Balance, December 31, 2003	12	9	44	65

Total amortization expense for other intangible assets for the years ended December 31, 2003, 2002 and 2001 was $8 million, $11 million and $26 million, respectively, of which $8 million in 2003 and $9 million in 2002 and 2001, respectively, was included in income from continuing operations.  Total goodwill amortization expense for the year ended December 31, 2001 was $50 million, of which $15 million was included in income from continuing operations.  Estimated amortization expense is $8 million for 2004 and $7 million per year for 2005 through 2008.

5.             Short-term Debt

A summary of short-term debt follows:

	(Dollars in millions)
	2003	2002
Banks	$-	$1
Current maturities of long-term debt	22	144
	$22	$145

Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates.  Book values of bank borrowings approximate market value because of their short maturity period.  At December 31, 2003, Hercules had $17 million of unused short-term lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders' cost of funds.  The weighted-average interest rate on short-term borrowings at December 31, 2002 was 2.67%.

6.             Long-term Debt

A summary of long-term debt follows:

	(Dollars in millions)
	2003	2002
6.60% notes due 2027 (a)	$100	$100
6.625% notes due 2003 (b)	-	125
11.125% senior notes due 2007 (c)	376	400
8% convertible subordinated debentures due 2010 (d)	3	3
Term notes at various rates from 4.07% to 8.56% due in varying
amounts through 2006 (e)	42	50
Term B loan due 2007 (f)	198	200
9.42% junior subordinated deferrable interest debentures due 2029 (g)	363	-
6.5% junior subordinated deferrable interest debentures due 2029 (g)	262	-
Other	4	4
	$1,348	$882
Current maturities of long-term debt	(22)	(144)
Net long-term debt	$1,326	$738

(a)     30-year debentures with a 10-year put option, exercisable by bondholder at a redemption price equal to principal amount.

(b)     Par value of $125 million issued June 1993.  In conjunction with the execution of the credit agreement on December 20, 2002 (see (f) below), $125 million of the proceeds of the term B loan were placed into an escrow account and used to pay the principal amount upon maturity in June 2003.

(c)     The senior notes accrue interest at 11 1/8% per annum, payable semi-annually.  The senior notes are guaranteed by each of Hercules' current and future wholly-owned domestic restricted subsidiaries.  The senior notes are not redeemable at Hercules' option prior to maturity.  The Company is not required to make mandatory redemption or sinking fund payments with respect to the senior notes.  If a change of control occurs, each holder of the notes will have the right to require Hercules to repurchase all or any part of that Holder's notes pursuant to a change of control offer on the terms set forth in the indenture.  In the change of control offer, Hercules will offer a change of control payment in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased, to the date of purchase.  The notes were subject to a registration rights agreement that required Hercules to file a Registration Statement on Form S-4 with the Securities and Exchange Commission, pursuant to which the Company offered to exchange all of its $400 million aggregate principal amount of 11 1/8% senior notes due 2007 ("old notes") for $400 million aggregate principal amount of 11 1/8% senior notes due 2007 ("new notes").   The form and terms of the new notes are the same as the form and terms of the old notes except that, because the issuance of the new notes was registered under the Securities Act, the new notes do not bear legends restricting their transfer and are not entitled to certain registration rights.  The new notes evidence the same debt as the old notes and the new notes and the old notes are governed by the same indenture. Hercules did not receive any proceeds from the exchange offer.

The Company has the right to use available cash to repurchase, repay or otherwise redeem senior notes in an aggregate amount not to exceed $100 million in any fiscal year, subject to certain restrictions based on the Company's leverage ratio.  During the fourth quarter ended December 31, 2003, the Company repurchased notes with a book value of $24 million for $29 million, recognizing a loss of $5 million.  Subsequently, in 2004, an additional $33 million (book value) of the notes have been repurchased by the Company at a cost of $40 million.

(d)     The convertible subordinated debentures are convertible into common stock at $14.90 per share and are redeemable at the option of the Company at varying rates.  The annual sinking fund requirement of $5 million, beginning in 1996, has been satisfied through conversions of debentures.

(e)     Debt assumed in conjunction with the acquisition of FiberVisions L.L.C., net of repayments through December 31, 2003 and 2002.

(f)      On December 20, 2002, the Company completed a refinancing of its then existing senior credit facility with a new senior credit facility (the "Senior Credit Facility").  The Senior Credit Facility consists of a four-year $125 million revolving credit agreement and a $200 million term B loan due May 2007.  In addition, the Company has the option of borrowing an additional $50 million to $150 million on terms identical to the term B loan.  The incremental term loan will remain available until the earlier of December 20, 2005 or the repayment of the $200 million term B loan.  In conjunction with the execution of the credit agreement, $125 million of the proceeds of the term B loan was placed into an escrow account to pay the principal amount of the 6.625% notes in June 2003 and was recognized as restricted cash on the Consolidated Balance Sheet.  The 6.625% notes were paid in June 2003 with the proceeds held in the escrow account.  Effective December 17, 2003, the Senior Credit Facility was amended, reducing the term B loan interest rate to LIBOR + 2.50% (4.02% at December 31, 2003) from LIBOR + 3.25% and adding strategic foreign subsidiaries of the Company as approved borrowers.  The revolving credit agreement bears interest at LIBOR plus an applicable margin, currently 2.75%, which is determinable based on the Company's leverage ratio.  Interest rates are reset for one, two, three or six month periods at the Company's option.  The Senior Credit Facility is secured by liens on the Company's U.S. assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company's current and future wholly-owned domestic subsidiaries.

As of December 31, 2003, $49 million of the $125 million revolver was available for use.  The Company had outstanding letters of credit associated with the credit facility of $76 million at December 31, 2003.

The Company's Senior Credit Facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio ("leverage ratio") and an interest coverage ratio and establishes limitations on the permitted amount of annual capital expenditures.

(g)     In March 1999, Hercules Trust I ("Trust I"), a subsidiary trust, completed a $362 million underwritten public offering of 14,500,000 9.42% Trust Originated Preferred Securities ("TOPrS").  Trust I invested the proceeds from the sale of the preferred securities and the related common securities in an equal principal amount of 9.42% Junior Subordinated Deferrable Interest Debentures of Hercules due March 2029.  The Company used these proceeds to repay long-term debt.  Trust I distributes quarterly cash payments it receives from the Company as interest on the debentures to preferred security holders at an annual rate of 9.42% on the liquidation amount of $25 per preferred security.  The Company may defer interest payments on the debentures at any time, for up to 20 consecutive quarters.  If this occurs, Trust I will also defer distribution payments on the preferred securities.  The deferred distributions, however, will accumulate distributions at a rate of 9.42% per annum.  Trust I will redeem the preferred securities when the debentures are repaid, or at maturity on March 31, 2029.  The Company may redeem the debentures, in whole or, on or after March 17, 2004, in part, before their maturity at a price equal to 100% of the principal amount of the debentures redeemed, plus accrued interest.  When the Company redeems any Debentures before their maturity, Trust I will use the cash it receives to redeem preferred securities and common securities as provided in the trust agreement.  The Company guarantees the obligations of Trust I on the preferred securities.

In July 1999, the Company and Hercules Trust II ("Trust II"), a subsidiary trust, completed a $350 million underwritten public offering of 350,000 CRESTS Units.  Each CRESTS Unit consists of one preferred security of Trust II and one warrant to purchase 23.4192 shares of the Company's common stock at an initial exercise price of $1,000 (equivalent to $42.70 per share).  The preferred security component of the CRESTS Units was initially valued at $741.46 per unit and the warrant component of the CRESTS Units was initially valued at $258.54 per warrant.  The preferred security and warrant components of each CRESTS Unit may be separated and transferred independently.  The warrants may be exercised, subject to certain conditions, at any time before March 31, 2029, unless there is a reset and remarketing event.  No reset and remarketing event will occur before July 27, 2004, unless all of the Company's common stock is acquired in a transaction that includes cash for a price above a predetermined level.  Trust II used the proceeds from the sale of its preferred securities to purchase junior subordinated deferrable interest debentures of Hercules.  The Company pays interest on the debentures, and Trust II pays distributions on its preferred securities quarterly at an annual rate of 6½% of the scheduled liquidation amount of $1,000 per debenture and/or preferred security until the scheduled maturity date and redemption date of June 30, 2029, unless there is a reset and remarketing event.  The Company guarantees the obligations of Trust II on the preferred securities.  Trust II must redeem the preferred securities when the debentures are redeemed or repaid at maturity.  As of December 31, 2003, no warrants had been exercised.  The Company used the proceeds from the CRESTS Units offering to repay long-term debt.  Issuance costs related to the preferred security component of the CRESTS Units are being amortized over the life of the security and costs related to the warrants were charged to additional paid-in capital.

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

In accordance with SFAS 150, the TOPrS and CRESTS Units constitute mandatorily redeemable financial instruments.  The Company guarantees the obligations of Hercules Trust I and Hercules Trust II  (the "Trusts") on the preferred securities.  Upon adoption of SFAS 150 on July 1, 2003, the company-obligated preferred securities of subsidiary trusts have been reclassified prospectively from the mezzanine section to the long-term liabilities section of the Consolidated Balance Sheet.  Items previously shown separately on the Consolidated Statement of Operations as preferred security distributions of subsidiary trusts are combined with interest and debt expense in the current period in accordance with the requirements of SFAS 150.

During the fourth quarter of 2003, the Company purchased 46,000 of the CRESTS Units for a total of $34 million, of which $27 million was attributed to the preferred security component and $7 million was attributed to the warrants.  The corresponding book value of a similar number of the CRESTS Units junior subordinated deferrable interest debentures was $34 million.  Accordingly, the Company recognized a gain of $7 million ($5 million after-tax) in continuing operations.  However, the Company has determined that (i) the Trusts are variable interest entities and (ii) the Company is not the primary beneficiary of the Trusts.  Accordingly, the Company has de-consolidated the Trusts and recognized an after-tax loss of $5 million as a cumulative effect of a change in accounting principle to defer the above noted gain, effective December 31, 2003, in accordance with the provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R").  As a result of the de-consolidation, long-term debt reflects the Company's obligation to the Trusts for the CRESTS Units junior subordinated deferrable interest debentures and TOPrS junior subordinated deferrable interest debentures.  The indenture for the CRESTS Units junior subordinated deferrable interest debentures does not provide the ability for the Company to repay, redeem or defease the CRESTS Units junior subordinated deferrable interest debentures through purchasing the CRESTS Units.  Accordingly, at December 31, 2003 the outstanding balance of CRESTS Units junior subordinated deferrable interest debentures has not changed as a result of the Company's purchase of the CRESTS Units.  The $27 million paid to purchase the CRESTS Units preferred security component is reflected as an increase in the Company's investment in Hercules Trust II, with the corresponding gain on the purchase deferred until Hercules Trust II has been liquidated.  The $7 million paid and attributable to the warrants has been recorded as a reduction in additional paid-in-capital.

Long-term debt maturities are $22 million in 2004, $19 million in 2005, $7 million in 2006, $568 million in 2007, $0 million in 2008 and $732 million thereafter.

7.             Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51").  FIN 46 addresses the application of ARB 51 to variable interest entities ("VIEs"), and generally requires that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary.  The provisions of FIN 46 apply on a prospective basis to VIEs created after January 31, 2003 and were to become effective after June 30, 2003 for VIEs that existed prior to January 31, 2003.  On October 8, 2003, the FASB deferred the effective date for VIEs that existed prior to January 31, 2003.  FASB Staff Position FIN 46-6 ("FSP FIN 46-6") established the first interim or annual period ending after December 15, 2003 as the new effective date for VIEs that existed prior to January 31, 2003.  However, FSP FIN 46-6 permitted early and partial adoption of FIN 46.  On December 24, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entries" ("FIN 46R").  The Company elected to partially adopt FIN 46 in the quarter ending September 30, 2003 for its VIEs that existed prior to January 31, 2003 (the Company has no VIEs created subsequent to January 31, 2003).  The financial statements for the year ended December 31, 2003 reflect the consolidation of two joint venture VIEs, ES FiberVisions Holdings A/S and ES FiberVisions L.P., that were previously accounted for using the equity method of accounting.  These entities serve as strategic global marketers of the Company's bicomponent fibers.  As of December 31, 2003, the fair value of the assets in these joint ventures was approximately $7 million and the fair values of the associated liabilities and non-controlling interests were approximately $6 million.  There are no assets of the Company that serve as collateral for the VIEs and the creditors of the VIEs have no recourse to the general credit of the Company.

8.             Income Taxes

The domestic and foreign components of income (loss) before income taxes and equity income (loss) from continuing operations are:

	(Dollars in millions)
	2003	2002	2001
Domestic	$(69)	$(209)	$(149)
Foreign	164	157	63
Income (loss) before income taxes and equity income (loss)	$95	$(52)	$(86)

The components of the tax provision from continuing operations are:

	(Dollars in millions)
	2003	2002	2001
Currently payable
U.S. federal	$(28)	$(39)	$24
Foreign	40	17	32
State	1	2	22
Deferred
Domestic	11	9	(55)
Foreign	(3)	8	(9)
Provision (benefit) for income taxes	$21	$(3)	$14
	(Dollars in millions)
Deferred tax liabilities (assets) at December 31 consisted of:	2003	2002
Depreciation	$109	$109
Pension	9	6
Investments	139	129
Goodwill	46	54
Accrued expenses	5	6
Other	13	15
Gross deferred tax liabilities	$321	$319

Postretirement benefits other than pensions	$(58)	$(60)
Pension	(80)	(96)
Inventory	(8)	(6)
Goodwill	(8)	(8)
Accrued expenses	(147)	(135)
Loss carryforwards	(373)	(289)
Credit carryforwards	(20)	-
Other	(23)	(8)
Gross deferred tax assets	(717)	(602)
Valuation allowance	362	308
Net deferred tax (assets) liabilities	$(34)	$25

The increase in the loss carryforwards and the related valuation allowance at December 31, 2003 from December 31, 2002 is attributable to the finalization of the taxable nature of the BetzDearborn divestiture and the overall components of the capital loss.  In calculating the final tax effect and the related capital loss and valuation allowance, the Company further analyzed the character of the transaction and reflected the results in its deferred tax analysis.  In addition, the valuation allowance was increased for net operating losses generated in Belgium and Sweden and offset by a decrease in the valuation allowance for France.

The provision for income taxes attributable to discontinued operations and cumulative effect of changes in accounting principle is:

	(Dollars in millions)
	2003	2002	2001
Provision on income from discontinued operations	$2	$21	$60
Provision on loss on disposal of discontinued operations	-	51	-
Cumulative effect of changes in accounting principle	18	(4)	-

The reconciliation of the U.S. statutory income tax rate to the effective rate from continuing operations is below:
	2003	2002	2001
U.S. statutory income tax rate	35%	35%	35%
Goodwill amortization	-	-	(11)
Valuation allowances	(3)	(2)	(11)
Tax rate differences on subsidiary earnings	(9)	8	13
U.S. tax on foreign dividends and undistributed earnings	8	(4)	(6)
State taxes	1	(4)	(4)
Reserves	-	(20)	(37)
Intellectual property	(9)	-	-
Other	(1)	(7)	5
Effective tax rate	22%	6%	(16%)

Loss carryforwards include both net operating loss carryforwards and capital loss carryforwards.  At December 31, 2003, the tax effect of such carryforwards approximated $373 million.  Of this amount, $285 million are domestic capital loss carryforwards that expire in 2007 for which full valuation allowances have been established.  The 2003 federal net operating loss carryforwards approximate $29 million, for which no valuation allowance has been established.  State net operating loss carryforwards approximate $44 million, with expiration dates ranging from 2004 to 2017, for which full valuation allowances have been established.  Foreign net operating loss carryforwards approximate $15 million and are offset by valuation allowances of $6 million.  Some of these foreign net operating loss carryforwards expire as early as 2004 and others have expiration dates that are indefinite in nature.  The tax effect of credit carryforwards approximated $20 million at December 31, 2003, with expiration dates ranging from 2006 to 2008, for which no valuation allowances have been established.

The Company provides taxes on undistributed earnings of subsidiaries and affiliates to the extent such earnings are planned to be remitted and not permanently reinvested.  The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or U.S. income taxes has been made amounted to approximately $195 million and $158 million at December 31, 2003 and 2002, respectively.  U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate because of the availability of tax credits.

9.             Pension and Other Postretirement Benefits

The Company provides defined benefit pension plans and postretirement benefit plans to most U.S. employees and some foreign employees.  Generally, the plans provide benefits based on years of service and final average salary, typically based on the last three to five years of employment.

Assets of the defined benefit plans are invested in domestic and international corporate equity securities; domestic and international fixed income securities and various derivative and money market securities.  The assets of the U.S., the United Kingdom ("U.K.") and the Netherlands defined benefit plans constitute approximately 84%, 4% and 11%, respectively, of the total defined benefit plan assets at December 31, 2003 for plans sponsored by the Company.  The projected benefit obligations of the U.S., the U.K., and the Netherlands defined benefit plans constitute approximately 83%, 4% and 9%, respectively, of the total projected benefit obligations at December 31, 2003 for plans sponsored by the Company.  The Company also has an unfunded defined benefit pension plan in Germany, with a projected benefit obligation of $35 million at December 31, 2003.

The Company uses a measurement date of December 31 for all material defined benefit pension and other postretirement benefit plans.

The following table sets forth the changes in projected benefit obligations, plan assets, the funded status of the plans and the amounts recognized in the consolidated financial statements for the defined benefit pension and other postretirement benefit plans.

	(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
Change in benefit obligation:	2003	2002	2003	2002
Projected benefit obligation at January 1	$1,528	$1,495	$208	$230
Service cost	18	18	1	1
Interest cost	99	99	13	15
Prior service cost/plan amendments	-	1	(11)	(26)
Divestitures	-	(92)	-	-
Transition obligation amortization	-	-	-	(5)
Foreign currency translation	39	28	-	-
Actuarial loss	132	77	16	17
Special benefits	5	4	-	-
Benefits paid from plan assets	(110)	(97)	-	-
Benefits paid from Company assets	(9)	(5)	(21)	(23)
Projected benefit obligation at December 31	$1,702	$1,528	$206	$209
Change in plan assets:
Fair value of plan assets at January 1	$1,139	$1,286	$1	$1
Actual return on plan assets	218	(112)	-	-
Divestitures	-	(52)	-	-
Company contributions	55	92	-	-
Participant contributions	1	1	-	-
Foreign currency translation	30	21	-	-
Benefits paid from plan assets	(110)	(97)	(1)	-
Fair value of plan assets at December 31	$1,333	$1,139	$-	$1

Funded status of the plan:	$(369)	$(389)	$(206)	$(208)
Unrecognized actuarial loss	677	660	125	120
Unrecognized prior service cost (benefit)	26	29	(39)	(39)
Unrecognized net transition obligation	-	1	1	1
Net amount recognized	$334	$301	$(119)	$(126)

	(Dollars in millions)
Amounts recognized in the Statement of	Pension Benefits		Other Postretirement Benefits
Financial Position consist of:	2003	2002	2003	2002
Prepaid benefit cost	$402	$362	$-	$-
Accrued benefit liability	(70)	(61)	(119)	(126)
Additional minimum liability	(554)	(579)	-	-
Intangible asset	23	26	-	-
Accumulated other comprehensive income (pre-tax)	533	553	-	-
Net amount recognized	$334	$301	$(119)	$(126)

Weighted-average assumptions used to determine the benefit obligation at December 31, 2003 and 2002 were:
Weighted-average discount rate	5.98%	6.55%	6.10%	6.75%
Rate of compensation increase	4.22%	4.32%	4.49%	4.50%

	Pension Benefits			Other Postretirement Benefits
Net periodic benefit cost (credit):	2003	2002	2001	2003	2002	2001
Service cost	$18	$18	$26	$1	$1	$1
Interest cost	99	99	105	13	15	15
Expected return on plan assets	(113)	(126)	(141)	-	(1)	-
Amortization and deferrals	4	6	5	(8)	(5)	(1)
Participant contributions	(1)	(1)	-	-	-	-
Special benefits/terminations	5	8	2	-	-	-
Actuarial losses recognized	21	2	-	7	5	-
Amortization of transition asset	-	-	2	-	-	-
Benefit cost (credit)	$33	$6	$(1)	$13	$15	$15

Weighted-average assumptions used to
determine net periodic benefit cost (credit):	2003	2002	2001	2003	2002	2001
Weighted-average discount rate	6.53%	6.98%	7.19%	6.75%	7.25%	7.50%
Expected return on plan assets	8.09%	8.60%	8.58%	N/A	N/A	N/A
Rate of compensation increase	4.25%	4.29%	4.26%	4.49%	4.50%	4.50%

In 2003, the Company made contributions to its defined benefit plans totaling $55 million, some of which was required by local funding requirements.  The Company presently anticipates making voluntary cash contributions to the U.S. defined benefit plan of approximately $40 million per year over the next few years, including $40 million contributed in January 2004.  Additionally, the Company anticipates contributing approximately $5 million to its foreign defined benefit plans in 2004.

At December 31, 2003 the accumulated benefit obligation ("ABO") of the defined benefit pension plans on a consolidated basis was $1,585 million, of which $1,325 million related to the U.S.; $67 million related to the U.K.; $141 million related to the Netherlands; and $32 million related to Germany.  At December 31, 2003 and 2002, the ABO of the U.S., the U.K. and German defined benefit pension plans exceeded their funded benefits.  The Company is required to recognize an additional liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to other comprehensive income in stockholders' equity.  At December 31, 2002, the Company recorded an additional minimum liability ("AML") of $579 million (pre-tax) with an after-tax charge to other comprehensive income of $354 million.  At December 31, 2003, the AML decreased $25 million to $554 million (pre-tax) and accordingly, the charge to accumulated other comprehensive income was decreased by $15 million.  As of December 31, 2003, the Consolidated Balance Sheet reflects a non-cash, after-tax charge to other comprehensive income of $339 million.  The fair value of plan assets for the Netherlands plan slightly exceeded the ABO at December 31, 2003.

Other Postretirement Benefits

The non-pension postretirement benefit plans include group life insurance coverage and health care reimbursement for U.S. and Canadian employees.  The projected benefit obligation of the U.S. other postretirement benefit plan constitutes approximately 99% of the Company's consolidated projected benefit obligation at December 31, 2003.  The assumed participation rate in these plans for future eligible retirees was 60% for health care and 100% for life insurance.  The health care plans are contributory with participants' contributions adjusted annually; the life insurance plans are non-contributory for most retirees.  The accounting for the health care plans anticipates future cost-sharing changes to the written plans that are consistent with the increase in health care cost.  The postretirement health care plans include a limit on the Company's share of costs for recent and future retirees.  Participants' contributions are immediately used to cover claim payments, and for this reason do not appear as contributions to plan assets.  Employees hired after December 31, 2002 are not eligible for retiree life insurance or benefits supplemental to Medicare health care.  The Company periodically obtains reimbursement for union retiree claims from a Voluntary Employees' Beneficiary Association Trust established by the Company, while other claims are paid from Company assets.

The accumulated postretirement benefit obligation exceeds plan assets for all of the Company's other postretirement benefit plans.

U. S.  Pension and Postretirement Benefit Plans

The Company provides both funded and unfunded non-contributory defined benefit pension plans to substantially all of its U.S. employees. Employees hired after December 31, 2002 are not eligible for retiree life insurance or benefits supplemental to Medicare health care.  The defined benefit pension plan provides benefits based on years of service and final average salary.

The following tables present benefit obligations, plan assets and related information for the defined benefit pension and postretirement benefit plans as of December 31, 2003 and 2002.

	(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
Change in benefit obligation:	2003	2002	2003	2002
Projected benefit obligation at January 1	$1,309	$1,243	$207	$228
Service cost	12	13	1	1
Interest cost	86	88	13	14
Prior service cost/plan amendments	-	1	(12)	(26)
Divestitures	-	(30)	-	-
Transition obligation amortization	-	-	-	(4)
Actuarial loss	115	80	16	17
Special benefits	5	8	-	-
Benefits paid from plan assets	(98)	(89)	-	-
Benefits paid from Company assets	(8)	(5)	(21)	(23)
Projected benefit obligation at December 31	$1,421	$1,309	$204	$207

The accumulated benefit obligations for the U.S. defined benefit pension plans were $1,325 million and $1,227 million at the December 31, 2003 and 2002, respectively.

Weighted-average assumptions used to determine the benefit obligations at December 31, 2003 and 2002 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Weighted-average discount rate	6.10%	6.75%	6.10%	6.75%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%

The assumed health care cost trend rate was 10% for the years ending December 31, 2003 and 2002 and 7% for the year ending December 31, 2001.  The assumed health care cost trend rate will be 8% in 2004, decreasing to 4.5% by 2007 and for subsequent years.  A one-percentage point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by approximately $2 million and would not have a material effect on aggregate service and interest cost components.

	(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
Change in plan assets:	2003	2002	2003	2002
Fair value of plan assets at January 1	$966	$1,098	$1	$1
Actual return on plan assets	207	(108)	-	-
Company contributions	40	65	-	-
Benefits paid from plan assets	(98)	(89)	(1)	-
Fair value of plan assets at December 31	$1,115	$966	$-	$1

Employer contributions totaled $40 million and $65 million for 2003 and 2002, respectively, and benefits paid from pension plan assets were $98 million and $89 million in 2003 and 2002, respectively.  Benefits paid from Company assets under the postretirement benefit plans were $21 million and $23 million in 2003 and 2002, respectively.

The asset allocation for the U.S. defined benefit pension plan at December 31, 2003 and 2002 and the target allocation for 2003, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at December 31,
Asset category:	2003	2003	2002
Equity securities	55-70%	70%	64%
Fixed income	20-35%	23%	36%
Other	5-10%	7%	0%
Totals		100%	100%

Equity securities are invested in both U.S. and non- U.S. (international) companies.  U.S. equity includes the common stock of large, medium, and small companies that are predominantly U.S. based, including Hercules common stock in the amounts of $7 million (0.6% of total plan assets) and $5 million (0.5% of total plan assets) at December 31, 2003 and 2002, respectively.  Non-U.S. equity represents equity securities issued by companies domiciled outside the U.S.  Fixed income securities include U.S. and non-U.S. government obligations, mortgage-backed securities, collateralized mortgage obligations and corporate debt obligations.  Up to 10% of fixed income assets can be in debt securities that are below investment grade.  Other investments primarily include market neutral-type hedge funds.  Investment managers may employ limited use of derivatives, including futures contracts, options on futures, and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.

The expected long-term rate of return on plan assets was 8.75% in 2003 and 9.25% in 2002.  The overall expected long-term rate of return on assets assumption is a function of the target asset allocation for plan assets, the long-term equilibrium rate of return for the asset class, plus an incremental return attributable to the active management of plan assets.  The estimated total return for equity securities is 9.0% annually and assumes a 3% risk premium over a 6% projected return for fixed income.

In developing its investment strategy, the Company considered the following factors for its pension plans: the nature and relative size of the liabilities, the allocation of such liabilities between active and retired members, net cash flows and funded position.  The Company also considers the applicable investment horizon, historical and expected capital market return, and the benefits of investment diversification.

The Company manages the assets with the primary objective of maximizing the long-term investment return given available market opportunities and moderate levels of risk consistent with the nature and purpose of the plans.  Plan assets are invested using a combination of active and passive investment strategies.  Active strategies employ multiple investment management firms.  Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls market capitalization, style (growth, value, and core) and interest rate risk versus benchmark indices.  Security selection is the primary means where value is added from active management.  Risk is controlled through diversification among multiple asset classes, managers, styles, and securities.  Risk is further controlled both at the manager and asset class level by monitoring performance against assigned return and variability targets.

The funded status of the U.S. defined benefit pension and postretirement benefit plans reconciled to the amount reported in the Consolidated Statements of Financial Position follows:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Fair value of plan assets	$1,115	$966	$-	$1
Projected benefit obligation	1,421	1,309	204	207
Funded status of the plan	(306)	(343)	(204)	(206)
Unrecognized actuarial loss	599	610	125	120
Unrecognized prior service cost (benefit)	21	25	(39)	(39)
Net amount recognized	$314	$292	$(118)	$(125)

Amounts recognized in the Statement of
Financial Position consist of:	2003	2002	2003	2002
Prepaid benefit cost	$352	$327	$-	$-
Accrued benefit liability	(38)	(35)	(118)	(125)
Additional minimum liability	(524)	(552)	-	-
Intangible asset	22	25	-	-
Accumulated other comprehensive income (pre-tax)	502	527	-	-
Net amount recognized	$314	$292	$(118)	$(125)

At December 31, 2003 and 2002, the pension plan in the U.S. had a projected benefit obligation in excess of plan assets.  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan in the U.S. were as follows:

	(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2003	2002	2003	2002
Projected benefit obligation	$1,421	$1,309	$204	$207
Accumulated benefit obligation	1,325	1,227	204	207
Fair value of plan assets	1,115	966	-	1

Information about the expected cash flows for the U.S. defined benefit pension and other postretirement benefit plans follows.

	(Dollars in millions)
	Pension Benefits			Other Postretirement Benefits
	Qualified Plan	Non-qualified Plan	Total
Expected employer contributions for 2004	$ 40	$ -	$ 40	$ -
Expected benefit payments
2004	86	5	91	22
2005	84	5	89	22
2006	83	5	88	21
2007	83	5	88	20
2008	83	5	88	19
2009-2013	437	23	460	82

The above table reflects the total anticipated contributions to be made by the Company in 2004 and future benefit payments expected to be paid from the plan or from the Company's assets, including both the Company's share of the benefit cost and the participants' share of the cost, which is funded by participant contributions to the plan.  Benefits expected to be paid in 2004 include $91 million in pension benefits and $22 million in postretirement benefits, of which $86 million is expected to be paid from plan assets.

	(Dollars in millions)
	Pension Benefits			Other Postretirement Benefits
Net periodic benefit cost (credit):	2003	2002	2001	2003	2002	2001
Service cost	$12	$13	$19	$1	$1	$1
Interest cost	86	88	92	13	14	14
Expected return on plan assets	(102)	(117)	(126)	-	-	-
Amortization and deferrals	4	5	4	(8)	(5)	(5)
Special benefits/terminations	5	9	2	-	-	-
Actuarial losses recognized	20	1	1	7	5	4
Amortization of transition asset	-	-	2	-	-	-
Benefit cost (credit)	$25	$(1)	$(6)	$13	$15	$14
Weighted-average assumptions used to
determine net periodic benefit cost (credit):	2003	2002	2001	2003	2002	2001
Weighted-average discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected return on plan assets	8.75%	9.25%	9.25%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

U.K. Defined Benefit Pension Plan

The Company provides a defined benefit pension plan to its employees in the U.K.  The following tables present the benefit obligation, plan assets and related information for the U.K. defined benefit pension plan as of December 31, 2003 and 2002.

	(Dollars in millions)
	Pension Benefits
Change in benefit obligation:	2003	2002
Projected benefit obligation at January 1	$57	$93
Service cost	1	1
Interest cost	3	3
Divestitures	-	(45)
Foreign currency translation	7	7
Actuarial loss	4	-
Benefits paid from plan assets	(3)	(2)
Projected benefit obligation at December 31	$69	$57

The accumulated benefit obligation for the U.K. plan was $67 million and $55 million, respectively, at December 31, 2003 and 2002.

Weighted-average assumptions used to determine the benefit obligation at December 31, 2003 and 2002 were as follows:

	Pension Benefits
	2003	2002
Weighted-average discount rate	5.40%	5.50%
Rate of compensation increase	3.70%	3.50%
	(Dollars in millions)
	Pension Benefits
	2003	2002
Fair value of plan assets at January 1	$45	$76
Actual return on plan assets	4	(8)
Divestitures	-	(37)
Company contributions	3	10
Foreign currency translation	6	6
Benefits paid from plan assets	(3)	(2)
Fair value of plan assets at December 31	$55	$45

Employer contributions totaled $3 million and $10 million for 2003 and 2002, respectively, and benefits paid from plan assets under the U.K. pension plan were $3 million and $2 million in 2003 and 2002, respectively.

The asset allocation for the U.K. defined benefit pension plan at December 31, 2003 and 2002 and the target allocation for 2003 by asset category follows:

	Target	Percentage of Plan Assets
	Allocation	at December 31,
Asset category:	2003	2003	2002
Equity securities	44-56%	50%	81%
Fixed income	44-56%	50%	19%
Totals		100%	100%

The target asset allocation for the U.K. pension plan is 30% U.K. equity securities, 20% non-U.K. equity securities, 37.5% U.K. government bonds (gilts) and 12.5% corporate bonds.  When determining the strategy, the Company recognizes that the value of the plan's liabilities move with gilt yields (and with gilt prices).  Investing a proportion of the plan's assets in equity securities introduces incremental market risk.  While this risk can lead to volatility in the funding level disclosed at a subsequent actuarial valuation, the Company believes this risk is acceptable in view of the potential benefits to be realized due to the higher expected rates of returns on equity securities over the long term.

The expected long-term rate of return on plan assets was 6.30% for both 2003 and 2002.  The overall expected long-term rate of return on assets assumption is a function of the target asset allocation for plan assets, the long-term equilibrium rate of return for the asset class, plus an incremental return attributable to the active management of plan assets. The plan's target asset allocation is 50% equity and 50% fixed income investments (debt and debt-like securities, including preferred securities).

The estimated total return for equity securities is 7.8% annually and assumes a 3% risk premium over a 4.8% projected return for fixed income.  Incremental returns from active management combined with the asset allocation and assumed asset class returns form the basis of the expected long-term rate of return on assets.

The Company's U.K. investment policy considers the following factors in the development of its defined benefit plan investment strategy: the nature and relative size of the liabilities, the allocation of such liabilities between active and retired members, net cash flows and funded positions, the applicable investment horizon, historical and expected capital market returns, and the benefits of investment diversification.

The Company invests the assets of the plan with a Manager of Managers.  The Manager of Managers invests the plan's assets with a broad selection of investment managers who each specialize in a different asset class or market. The aim of this approach is to provide a diversified portfolio of managers to capitalize on the perceived strengths of each manager within this structure.  The Company delegates responsibility for the selection and monitoring of the underlying investment managers to the Manager of Managers.

The funded status of the U.K. defined benefit pension plan reconciled to the amount reported in the Consolidated Statements of Financial Position follows:

	(Dollars in millions)
	Pension Benefits
	2003	2002
Fair value of plan assets	$55	$45
Projected benefit obligation	69	57
Funded status of the plan	(14)	(12)
Unrecognized actuarial loss	30	26
Unrecognized prior service cost	1	1
Net amount recognized	$17	$15

Amounts recognized in the Statement of Financial Position consist of:
Prepaid benefit cost	$17	$15
Additional minimum liability	(29)	(25)
Intangible asset	1	1
Accumulated other comprehensive income (pre-tax)	28	24
Net amount recognized	$17	$15

As of December 31, 2003 and 2002, the U.K. pension plan had a projected benefit obligation in excess of plan assets.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.K. pension plan were as follows:

	(Dollars in millions)
	December 31,
	2003	2002
Projected benefit obligation	$69	$57
Accumulated benefit obligation	67	55
Fair value of plan assets	55	45

Information about the expected cash flows for the U.K. defined benefit pension plan follows:

(Dollars in millions)
Pension Plan Benefits
Expected employer contributions for 2004	$ 1
Expected benefit payments
2004	3
2005	3
2006	3
2007	3
2008	3
2009-2013	17

The above table reflects the total contribution that the Company anticipates making in 2004 and the benefit payments that it expects to be paid from the plan assets through the year ending 2013.

	(Dollars in millions)
	Pension Benefits
Net periodic benefit cost:	2003	2002	2001
Service cost	$1	$1	$2
Interest cost	3	3	5
Expected return on plan assets	(3)	(3)	(7)
Actuarial loss recognized	1	1	-
Benefit cost	$2	$2	$-

Weighted-average assumptions used to determine net periodic benefit cost:	2003	2002	2001
Weighted-average discount rate	5.50%	5.50%	6.25%
Expected return on plan assets	6.30%	6.30%	6.30%
Rate of compensation increase	3.50%	3.50%	2.50%

Netherlands Defined Benefit Pension Plan

The Company provides a defined benefit pension plan to its employees in the Netherlands.  The following tables present benefit obligation, plan assets and related information for the Netherlands defined benefits pension plan as of December 31, 2003 and 2002.

	(Dollars in millions)
	Pension Benefits
Changes in benefit obligation:	2003	2002
Projected benefit obligation at January 1	$114	$98
Service cost	3	3
Interest cost	7	5
Divestitures	-	(1)
Foreign currency translation	25	17
Actuarial loss	12	(3)
Benefits paid from plan assets	(7)	(5)
Projected benefit obligation at December 31	$154	$114

The accumulated benefit obligation for the Netherlands plan was $141 million and $110 million, respectively, at December 31, 2003 and 2002.

Weighted-average assumptions used to determine the benefit obligation at December 31, 2003 and 2002 were:

	Pension Benefits
	2003	2002
Weighted-average discount rate	5.25%	5.50%
Rate of compensation increase	2.50%	3.00%

	(Dollars in millions)
	Pension Benefits
Change in plan assets:	2003	2002
Fair value of plan assets at January 1	$110	$78
Actual return on plan assets	4	4
Expenses	(1)	(1)
Company contributions	12	17
Participant contributions	1	1
Foreign currency translation	22	16
Benefits paid from plan assets	(7)	(5)
Fair value of plan assets at December 31	$141	$110

Employer contributions totaled $12 million and $17 million for 2003 and 2002, respectively, and benefits paid from plan assets were $7 million and $5 million in 2003 and 2002, respectively.

The asset allocation for the Company's defined benefit pension plan in the Netherlands at December 31, 2003 and 2002 and the target allocation for 2003, by asset category follows:

	Target Allocation	Percentage of Plan Assets at December 31,
Asset category:	2003	2003	2002
Equity securities	42-76%	59%	53%
Fixed income	37-47%	41%	47%
Totals		100%	100%

The target asset allocation is 22% U.S. equity securities, 29% European equity securities, 7% Asia Pacific equity securities and 42% fixed income securities valued in euros.  U.S. equity securities are invested in a passively managed Standard & Poor's 500 Commingled Trust Fund; European and Asia Pacific equity securities represent investments in actively managed regional funds; fixed income securities are denominated in Euro and are issued and/or guaranteed by European Monetary Union governments (mainly Belgium, Germany, France, Italy and The Netherlands).  The fixed income manager may invest on a tactical basis in investment grade corporate bonds denominated in euro.  Investment managers may employ limited use of derivatives, including futures contracts, options on futures, and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.  Derivatives are not used to leverage portfolios.

The expected long-term rate of return on plan assets was 6.5% in 2003 and 6.0% in 2002.  The overall expected long-term rate of return on assets assumption is a function of the target asset allocation for plan assets, the long-term equilibrium rate of return for the asset class, plus an incremental return attributable to the active management of plan assets.  The plan's long-term (policy) target asset allocation is 58% equity and 42% fixed income investments (debt and debt-like securities, including preferred securities).  The annual estimated total return for equities is 8.0%; the annual estimated total return for Euro bonds is 5.0%.

In developing an investment strategy, the Company has considered the following factors: the nature of the plan's liabilities, the allocation of such liabilities between active members and retired members, the funded position of the plan; the net cash flow of the plan, the investment horizon of the plan, the size of the plan, historical and expected capital market returns and the benefits of investment diversification.

The Company manages the assets with the primary objective of maximizing the long-term investment return given available market opportunities and moderate levels of risk consistent with the nature and purpose of the plan. To achieve the stated investment objectives, the Company, from time to time, reviews and confirms the following assertions: that plan assets are fully invested in the capital markets, that equity investments provide greater long-term returns than fixed income investments, although with greater short-term volatility; that prudent diversification across major asset classes provides the potential for enhanced long-term returns and decreased portfolio risk; that investment managers with active mandates can reduce portfolio risk below market risk and potentially add value through security selection strategies; that it is appropriate to retain multiple investment managers provided that such managers offer asset class or style diversification; and that the investment performance of the portfolio, the various asset classes and the individual investment managers be reviewed regularly against policy objectives.

The funded status of the plan reconciled to the amount reported in the Consolidated Statements of Financial Position follows:

	(Dollars in millions)
	Pension Benefits
	2003	2002
Fair value of plan assets	$141	$110
Projected benefit obligation	154	114
Funded status of the plan	(13)	(4)
Unrecognized actuarial loss	38	17
Unrecognized prior service cost	3	3
Net amount recognized	$28	$16
Amounts recognized in the Statement of Financial Position consist of:
Prepaid benefit cost	28	16
Net amount recognized	$28	$16

As of December 31, 2003 and 2002, the pension plan in the Netherlands had a projected benefit obligation in excess of plan assets.  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan in the Netherlands were as follows:

	(Dollars in millions)
	December 31,
	2003	2002
Projected benefit obligation	$154	$114
Accumulated benefit obligation	141	110
Fair value of plan assets	141	110

Information about the expected cash flows for the Netherlands defined benefit pension plan follows:

(Dollars in millions)
Pension Plan Benefits
Expected employer contributions for 2004	$ 4
Expected benefit payments:
2004	8
2005	9
2006	10
2007	11
2008	12
2009-2013	62

The above table reflects the total contribution that the Company anticipates making in 2004 and the benefits expected to be paid from the plan assets through the year ending 2013.

	(Dollars in millions)
	Pension Plan Benefits
	2003	2002	2001
Service cost	$3	$3	$3
Interest cost	7	5	5
Expected return on plan assets	(8)	(5)	(7)
Amortization of prior service cost	1	1	-
Benefit Cost	$3	$4	$1
Weighted-average assumptions used to determine net periodic benefit cost:	2003	2002	2001
Weighted-average discount rate	5.50%	5.75%	5.75%
Expected return on plan assets	6.50%	6.00%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%

10.          Employee Stock Ownership Plan ("ESOP")

Effective March 1, 2002, the BetzDearborn Inc. Employee Stock Ownership and 401(k) Plan was merged into the Hercules Incorporated Savings and Investment Plan ("SIP Plan").  On April 29, 2002, the Company used a portion of the proceeds from the sale of the BetzDearborn Water Treatment Business to fully prepay the long-term third party debt ("ESOP credit facility") held by the ESOP trust.  Concurrent with the prepayment of the ESOP credit facility, the trust borrowed $75 million from the Company under an existing loan agreement.  At December 31, 2003, and 2002, the ESOP trust had $65 million and $76 million in long-term debt outstanding, respectively, under the loan agreement; the Company has an offsetting receivable in each year.  The Company recognized $24 million in prepayment penalties in 2002 as a result of the prepayment of the ESOP credit facility (see Note 21).

Under the provisions of the SIP Plan, employees may invest 1% to 50% of eligible compensation.  The Company's matching contributions, made in the form of Hercules' common stock contributed through the ESOP, are equal to 50% of the first 6% of the employee's contributed compensation and vest immediately.  Effective December 31, 2003, the Company changed its method of accounting for the ESOP to the method prescribed by SOP 93-6 (Note 1).  Under SOP 93-6, shares used to fulfill the Company's matching contribution are released at the fair market value of those shares in the period in which they are allocated.  The pre-tax difference between cost and fair market value of these allocated shares, which was $8 million, $7 million, and $7 million for the years ended December 31, 2003, 2002 and 2001, respectively, is recorded in additional paid-in capital.  The unallocated shares held by the trust are reflected in unearned compensation as a reduction in stockholders' equity on the balance sheet of $80 million and $91 million at December 31, 2003 and 2002, respectively.  The unallocated shares have a cost basis of $31.625 per share.

	2003	2002
Allocated	1,594,739	1,530,314
Unallocated	2,520,433	2,869,338
Total shares held by ESOP	4,115,172	4,399,652

The ESOP expense was $4 million for each of the years ended December 31, 2003, 2002 and 2001.

11.          Long-term Incentive Compensation Plans

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS 148").  SFAS 148 amends SFAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring enhanced disclosure regarding stock-based compensation.  The Company has elected to apply the fair value recognition provisions of SFAS 123 on a prospective basis to all employee awards granted, modified or settled after January 1, 2003.  Awards under the Company's stock-based compensation plans vest over periods ranging from 1 to a maximum of 5 years; however, vesting can be extended with the approval of the Board of Directors.  Therefore, the cost related to stock-based employee compensation included in the determination of net income in 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.  The Company did not grant any stock options covered by SFAS 123, as amended by SFAS 148, to employees in 2003.  However, the Company did make grants of restricted stock to employees in 2003.  Restricted stock awards under the Hercules Long-term Incentive Compensation Plan are valued at the quoted market price (fair value) of the Company's stock on the grant date (measurement date).  Stock acquired through the Employee Stock Purchase Plan and "above target" restricted stock awarded under the Hercules Management Incentive Compensation Plan is discounted 15% from market price as permitted by IRS regulations and the provisions of the Company's incentive compensation plans.  The value of the award and the discount, if any, are amortized into expense over the vesting (restriction) period.  Forfeitures are recorded as incurred.  The Company recognized $4.3 million, $0.5 million and $1.7 million of expense in 2003, 2002 and 2001, respectively, in connection with restricted stock awards.

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

In 1995, Hercules changed the structure of its long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock, subject to the same restrictions as restricted stock).  Restricted stock and other market-based units are awarded with respect to certain programs.  The number of awarded shares outstanding was 1,299,214 at December 31, 2003, 351,937 at December 31, 2002 and 189,704 at December 31, 2001, respectively.

At December 31, 2003, under the Company's incentive compensation plans, 2,429,395 shares of common stock were available for grant as stock awards or stock option awards.  Stock awards are limited to approximately 15% of the total authorizations.  Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant.  Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years.  Exercisability may be accelerated based upon the achievement of predetermined performance goals.  Both regular and performance-accelerated stock options expire 10 years after the date of grant.

Restricted shares, options and performance-accelerated stock options are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

Below is a summary of outstanding stock option grants under the incentive compensation plans during 2001, 2002 and 2003:

	Regular		Performance-Accelerated
	Number of	Weighted-average	Number of	Weighted-average
	Shares	Price	Shares	Price
December 31, 2000	11,149,928	$31.57	6,084,425	$43.47
Granted	2,806,525	$11.58	-	$-
Exercised	(44,400)	$15.01	(187,500)	$14.06
Forfeited	(663,255)	$25.89	(129,600)	$43.61
December 31, 2001	13,248,798	$27.51	5,767,325	$44.42
Granted	2,031,699	$11.88	-	$-
Exercised	(4,275)	$11.28	-	$-
Forfeited	(2,068,588)	$26.91	(578,400)	$49.00
December 31, 2002	13,207,634	$25.21	5,188,925	$43.91
Granted	21,000	$10.09	-	$-
Exercised	-	$0.00	-	$-
Forfeited	(922,075)	$32.34	(409,225)	$46.77
December 31, 2003	12,306,559	$24.47	4,779,700	$43.66

The weighted-average fair value of regular stock options granted during 2001, 2002 and 2003 using the Black-Scholes option pricing model was $5.90, $5.09 and $4.67, respectively.  During the fourth quarter of 2003, the Company's Compensation Committee granted each of the non-employee directors 3,000 stock options (21,000 in total) under the Omnibus Equity Compensation Plan for Non-Employee Directors.  There were no performance-accelerated stock options granted during 2001, 2002 or 2003.

Following is a summary of regular stock options exercisable at December 31, 2001, 2002 and 2003, and their respective weighted-average share prices:

	Number of	Weighted-average
Options Exercisable	Shares	Exercise Price
December 31, 2001	9,471,983	$33.04
December 31, 2002	9,150,134	$31.05
December 31, 2003	10,973,895	$26.09

At December 31, 2001, 2002 and 2003, respectively, there were no performance-accelerated stock options exercisable. Following is a summary of stock options outstanding at December 31, 2003:

	Outstanding Options			Exercisable Options
	Number	Weighted-average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	average	Exercisable	average
	12/31/2003	Contractual Life	Exercise Price	12/31/2003	Exercise Price

Regular Stock Options
$8.50 - $11.75	1,484,825	7.72	$11.21	1,231,355	$11.24
$11.76 - $15.00	3,227,699	7.95	$11.98	2,120,505	$12.01
$15.01 - $22.50	1,862,875	6.16	$17.16	1,862,875	$17.16
$22.51 - $33.75	1,675,775	4.69	$25.86	1,687,775	$25.92
$33.76 - $40.00	2,708,060	4.25	$38.31	2,714,060	$38.31
$40.01 - $60.00	1,347,325	3.10	$49.57	1,357,325	$49.57
	12,306,559			10,973,895
Performance-Accelerated Stock Options
$24.00 - $36.00	638,400	4.99	$31.74	-	-
$36.01 - $45.00	1,207,355	4.63	$38.29	-	-
$45.01 - $50.00	2,468,720	2.95	$47.09	-	-
$50.01 - $61.00	465,225	2.06	$55.81	-	-
	4,779,700			-

The Company's Employee Stock Purchase Plan was originally a qualified non-compensatory plan, which allowed eligible employees to acquire shares of common stock through systematic payroll deductions.  The plan was converted to a non-qualified employee stock purchase plan in 2001 and the shares are funded from treasury stock.  The plan consists of three-month subscription periods, beginning July 1 of each year.  The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower (the "look-back").  Purchases may range from 2% to 15% of an employee's base salary each pay period, subject to certain limitations.  Shares issued at December 31, 2001 under the qualified plan were 1,758,081.  Currently, there are no shares of Hercules common stock registered for offer and sale under the qualified plan.  The shares issued under the non-qualified plan totaled 833,195 at December 31, 2003.  Pursuant to SFAS 123, the look-back constitutes a stock option.  The Company estimates and expenses the value of the option for the applicable subscription period using Black-Scholes.  The expense attributable to the look-back provision is not significant.  The 15% discount on the purchase price of the common stock has been recognized as compensation expense for the non-qualified Employee Stock Purchase Plan.

The following weighted-average assumptions are used in determining the fair value for 2003, 2002 and 2001:

2003 Assumptions	Regular Plan	Employee Stock Purchase Plan
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.54%	1.00%
Expected life	6 yrs.	3 mos.
Expected volatility	42.79%	35.88%

2002 Assumptions
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.97%	1.65%
Expected life	6 yrs.	3 mos.
Expected volatility	34.60%	41.97%

2001 Assumptions
Dividend yield	0.00%	0.00%
Risk-free interest rate	5.15%	3.80%
Expected life	8 yrs.	3 mos.
Expected volatility	35.54%	54.09%

The pro forma effect on net income (loss) and earnings (loss) per share, assuming the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for all years reported, is presented in the Summary of Significant Accounting Policies.

12.          Asset Retirement Obligations

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143").  SFAS 143 establishes accounting and reporting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets.  SFAS 143 requires that the fair value of an asset retirement obligation be recorded when incurred.  Included within the scope of SFAS 143 are environmental remediation liabilities that resulted from the normal operation of a long-lived asset.  The Company has a number of environmental remediation liabilities associated with current and former operations that were incurred during the course of normal operations.  The most significant differences in the measurement of these obligations under SFAS 143 are outlined below:

Recording of Full Obligation

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

Present Value of Obligation

SFAS 143 requires that the fair value of the asset retirement obligation be discounted using a credit adjusted risk-free rate.

Capitalization of Costs Related to Environmental Contamination

SFAS 143 requires capitalization of costs as a component of fixed assets to the extent there is a corresponding operating asset.  Emerging Issues Task Force Issue No. 90-8, "Capitalization of Costs to Treat Environmental Contamination," permitted capitalization of environmental remediation costs incurred in preparing a property for sale.

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

The following table provides a reconciliation of the changes in the asset retirement obligations during the period.

	(Dollars in millions)
		SFAS 143 Adoption
	Balance	Cumulative	Capitalized			Balance
	January 1,	Effect	Retirement	Liabilities		December 31,
	2003	Adjustment	Obligations	Settled	Accretion	2003
Capitalized remediation costs	$18	$(18)	$-	$-	$-	$-
Environmental Remediation Liabilities:
SFAS 143 ARO sites	(85)	(26)	(2)	12	(2)	(103)
Non-SFAS 143 sites	(3)	-	-	-	-	(3)
	$(70)	$(44)	$(2)	$12	$(2)	$(106)

Had the Company adopted SFAS 143 effective January 1, 2002, the liability for asset retirement obligations as of that date would have been $122 million.

13.          Commitments and Contingencies

Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").  The Company has adopted the disclosure requirements of FIN 45 as of December 31, 2002.  Disclosures about each group of similar guarantees are provided below:

Indemnifications

In connection with the sale of the Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale.  These indemnifications typically pertain to environmental, tax, employee and/or product related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to reimburse the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations.  The carrying amount recorded for all indemnifications as of December 31, 2003 is $76 million.  Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.  Generally, there are no specific recourse provisions.  Approximately $1 million in cash is held in escrow or collateral.

In addition, the Company provides certain indemnifications in the ordinary course of business such as product, patent and performance warranties in connection with the manufacture, distribution and sale of its products and services.  Due to the nature of these indemnities, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

Debt Obligations

The Company has directly guaranteed various debt obligations under agreements with third parties related to subsidiaries and affiliates, and/or other unaffiliated companies.  At December 31, 2003, the Company had directly guaranteed $19 million of such obligations.  This represents the maximum principal amount of potential future payments that the Company could be required to make under the guarantees.  Any applicable interest and expenses would generally be added to the amount of obligations.

The Company's Consolidated Financial Statements include $7 million of outstanding directly guaranteed obligations, including $2 million recorded as debt and $5 million recorded as pension liability.  The Company has provided approximately $3 million in collateral through a mortgage security related to the pension liability.  Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.  The Company will be required to perform on these guarantees in the event of default by the guaranteed party.

The Company guarantees the obligations of Hercules Trust I and Hercules Trust II on the preferred securities (see Note 6).

Intercompany Guarantees

The Company and its subsidiaries have intercompany guarantees between and among themselves, which aggregate approximately $156 million as of December 31, 2003.  These guarantees relate to intercompany loans used to facilitate normal business transactions such as the sale and purchase of products.  All of the $156 million has been eliminated from the Company's consolidated financial statements.

Leases

Hercules has operating leases (including office space, transportation and data processing equipment) expiring at various dates.  Rental expense was $25 million in 2003, $34 million in 2002 and $56 million in 2001.

At December 31, 2003, minimum rental payments under non-cancelable leases aggregated $181 million with offsetting subleases of $48 million.  A significant portion of these payments relate to a long-term operating lease for corporate office facilities.  The minimum payments over the next five years, net of minimum sublease receipts, are $20 million in 2004, $17 million in 2005, $14 million in 2006, $13 million in 2007, $13 million in 2008 and $56 million thereafter.

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

Hercules has been identified as a potentially responsible party ("PRP") by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites.  The range of the reasonably possible share of costs for the investigation and cleanup of current and former operating sites, and other locations where the Company may have a known liability is between $106 million and $218 million.  The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 years.

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

United States, et al. v. Vertac Corporation, et al., USDC No. LR-C-80-109 and LR-C-80-110 (E.D. Ark.)

This case, a cost-recovery action based upon the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA", or the Superfund statute), as well as other statutes, has been pending since 1980, and involves liability for costs in connection with the investigation and remediation of the Vertac Chemical Company ("Vertac") site in Jacksonville, Arkansas.  Hercules owned and operated the site from December 1961 until 1971.  The site was used for the manufacture of certain herbicides and, at the order of the United States, Agent Orange.  In 1971, the site was leased to Vertac's predecessor.  In 1976, Hercules sold the site to Vertac.  The site was abandoned by Vertac in 1987, and Vertac was subsequently placed into receivership.  Both prior to and following the abandonment of the site, the EPA and the Arkansas Department of Pollution Control and Ecology ("ADPC&E") were involved in the investigation and remediation of contamination at and around the site.  Pursuant to several orders issued under CERCLA, Hercules actively participated in many of these activities.  The cleanup is essentially complete, except for certain on-going maintenance and monitoring activities.  This litigation primarily concerns the responsibility and allocation of liability for the costs incurred in connection with the activities undertaken by EPA and the ADPC&E.

Although the case initially involved many parties, as a result of various United States District Court rulings and decisions, as well as a trial, Hercules and Uniroyal were held jointly and severally liable for the approximately $100 million in costs allegedly incurred by the EPA and ADPC&E, as well as costs to be incurred in the future.  That decision was made final by the District Court on September 13, 1999.  Both Hercules and Uniroyal timely appealed that judgment to the United States Court of Appeals for the Eighth Circuit.

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

Alleghany Ballistics Laboratory

The Alleghany Ballistics Laboratory ("ABL") is a government-owned facility, which was operated by Hercules from 1945 to 1995 under contract with the United States Department of the Navy.  The Navy has notified Hercules that it would like to negotiate with Hercules with respect to certain environmental liabilities which, the Navy alleges, are attributable to Hercules' past operations at ABL.  In recent discussions, the Navy has stated that, pursuant to CERCLA, it has spent a total of $24.8 million and expects to spend an additional $44 million over the next 10 years.  The Company is currently investigating the Navy's allegations, including the basis of the Navy's claims, and whether the contracts with the government pursuant to which the Company operated ABL may provide to the Company a defense from some or all of the amounts sought.  At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported above.

At December 31, 2003, the Company's accrued liability for environmental remediation was $106 million.  The extent of liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs.  While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules, and the resolution of any of these matters during a specific period could have a material effect on the quarterly or annual results of that period.

Litigation

The Company is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of the Company's former subsidiaries to a limited industrial market ("products claims").  The Company is also a defendant in lawsuits alleging exposure to asbestos at facilities formerly or presently owned or operated by the Company ("premises claims").  Claims are received and settled or otherwise resolved on an on-going basis.  In late December 1999, the Company entered into a settlement agreement to resolve the majority of the claims then pending.  In connection with that settlement, the Company also entered into an agreement with several of the insurance carriers, which sold primary and first level excess insurance policies insuring that former subsidiary.  Under the terms of that agreement, the majority of the amounts paid to resolve those products claims were insured, subject to the limits of the insurance coverage provided by those policies.  The terms of both settlement agreements are confidential.

Since entering into the agreements referenced in the above paragraph, the Company has continued to receive and settle or otherwise resolve claims on an on-going basis.  Between January 1, 2003 and December 31, 2003, the Company received approximately 16,885 new claims, over half of which were included in "consolidated" complaints naming anywhere from one hundred to thousands of plaintiffs and a large number of defendants, but providing little information connecting any specific plaintiff's alleged injuries to any specific defendant's products or premises.  It is the Company's belief that a significant majority of these "consolidated" claims will be dismissed for no payment.  During that same time period, the Company also received approximately 3,175 other new claims, all of which were included in "consolidated" complaints and which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.  With respect to total claims pending, as of January 31, 2004, there were approximately 33,220 unresolved claims, of which approximately 1,080 were premises claims and the rest were products claims.  There were also approximately 1,615 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  In addition, as of January 31, 2004, there were approximately 11,920 claims (an amount that includes the 3,175 claims noted above) which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.

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

The Company's primary and first level excess insurance policies that provided coverage for these asbestos-related matters have exhausted their limits.  The Company has not yet reached agreement with its other insurance carriers to fund the cost of defending and resolving its asbestos-related matters.  As a result, until the Company's other insurance carriers begin to fund the cost of defending and resolving these matters, the Company will have to fully fund the cost of defending and resolving these matters.  Net of insurance payments received or made on its behalf, the Company spent $40 million on these matters during the year ended December 31, 2003, including $7 million of legal expenses.  Nonetheless, based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment and anticipated future claims, the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and estimated future asbestos-related liabilities.  However, there can be no assurance that such liabilities will be sufficiently covered.

The foregoing is based on the Company's assumption that the number of future claims filed per year and claim resolution payments will vary considerably from year-to-year and by plaintiff, disease, venue and other circumstances, but will, when taken as a whole, remain relatively consistent with the Company's experience to date and will decline as the population of potential future claimants expires due to non-asbestos-related causes.  It is also based on the results of the study discussed below, the Company's evaluation of potentially available insurance coverage and its review of the relevant case law.  However, the Company recognizes that the number of future claims filed per year and claim resolution payments could greatly exceed those reflected by its past experience and contemplated by the study referenced below, that the Company's belief of the range of its reasonably possible financial exposure could change as the study referenced below is periodically updated, that its evaluation of potentially available insurance coverage may change depending upon numerous variables including risks inherent in litigation, potential legislation, and the risk that one or more insurance carriers may refuse or be unable to meet its obligations to the Company, and that conclusions resulting from its review of relevant case law may be impacted by future court decisions or legislative or other changes in the law.

The Company is seeking defense and indemnity payments or an agreement to pay from those carriers responsible for excess coverage whose levels of coverage have been or will soon be reached.  Although those excess carriers have not yet agreed to defend or indemnify the Company, the Company believes that it is likely that they will ultimately agree to do so, and that the majority of its estimated future asbestos-related costs will ultimately be paid or reimbursed by those carriers.  However, since the Company has not yet reached satisfactory agreements with those excess carriers, the Company will be required to completely fund these matters while it seeks reimbursement from those carriers.  In order to maximize the likelihood of obtaining insurance payments for these asbestos-related costs, on November 27, 2002, the Company initiated litigation against its excess insurance carriers in a matter captioned Hercules Incorporated v. OneBeacon, et al., Civil Action No. 02C-11-237 (SCD), Superior Court of Delaware, New Castle County.  That litigation is proceeding through discovery and motion practice, and trial is currently scheduled in October 2004.  Notwithstanding the filing of this litigation, the Company is continuing settlement discussions with several of its key insurers.

The Company commissioned a study of its asbestos-related liabilities by Professor Eric Stallard, who is a Research Professor of Demographic Studies at a major national university and a Member of the American Academy of Actuaries.  Professor Stallard is a consultant with broad experience in estimating such liabilities.  Based on the results of the study undertaken by Professor Stallard, the Company estimated that its reasonably possible financial exposure for these matters (excluding approximately $1 million for previously settled but unpaid claims) ranged from $220 million to $675 million.  Due to inherent uncertainties in estimating the timing and amounts of future payments, this range does not include the effects of inflation and has not been discounted for the time value of money.  In addition, the range of financial exposures set forth above does not include estimates for future legal costs.  It is the Company's policy to expense these costs as incurred.  As stated above, the Company presently believes that the majority of this range of financial exposures will ultimately be funded by insurance proceeds.  Cash payments related to this exposure are expected to be made over an extended number of years and actual payments, when made, could be for amounts in excess of the range due to potential future changes in estimates as well as the effects of inflation.

Due to the dynamic nature of asbestos litigation and the present uncertainty concerning the participation of its excess insurance carriers, the Company's estimates are inherently uncertain, and these matters may present significantly greater financial exposures than presently anticipated.  In addition, the Company intends to periodically update the asbestos study referenced in the above paragraph, and further analysis combined with new data received in the future could result in a material modification of the range of reasonably possible financial exposure set forth above.  As a result of all of the foregoing, the Company's liability with respect to asbestos-related matters could exceed present estimates and may require a material change in the accrued liability for these matters within the next 12 months.   If the Company's liability does exceed amounts recorded in the balance sheet, the Company presently believes that the majority of any additional liability it may reasonably anticipate will be paid or reimbursed by its insurance carriers.  However, there can be no assurance that such liabilities will be reimbursed.

The findings of the study referenced above identify a range of the Company's reasonably possible financial exposure for these asbestos-related matters.  The Company increased its accrual for present and future potential asbestos claims before anticipated insurance recoveries at December 31, 2003 to $221 million, reflecting the low end of the range noted above and $1 million for previously settled but unpaid asbestos cases, resulting in a charge of $55 million in the period related to these matters.  At December 31, 2003, the Company believes that it is probable that $169 million of the $221 million accrual will be funded by or recovered from insurance carriers.  That belief, which is subject to the various assumptions set forth herein, is based on many factors that have been evaluated by the Company, along with its outside insurance coverage counsel, including the indemnity and defense payments that have been made by its now exhausted insurers and by some of its other insurers, the limits of remaining potentially available insurance coverage, and the range of possible outcomes in the Company's insurance coverage litigation taking into account, among other considerations, the facts and status of that litigation and the relevant case law.  At December 31, 2003, the Consolidated Balance Sheet reflects a current insurance receivable of $7 million and a long-term insurance receivable of $162 million.  The Company does not offset estimated insurance receivables against its estimated liability.

In 2002, the Company recorded a gross accrual of $225 million for present and future potential asbestos claims before anticipated insurance recoveries resulting in a net charge of $65 million related to these matters in the period ended September 30, 2002.  At December 31, 2002, the Company had an accrual of $216 million for the gross liability.  The Company believes that it is probable that $137 million of the $216 million accrual will be funded by or recovered from insurance carriers.  At December 31, 2002, the consolidated balance sheet reflected a current insurance receivable of $9 million and a long-term insurance receivable of $128 million.

The Company, in conjunction with outside advisors, will continue to study its asbestos-related matters, insurance recovery expectations and reserves on an on-going basis, and make adjustments as appropriate.

In August 1999, the Company was sued in an action styled as Cape Composites, Inc. v. Mitsubishi Rayon Co., Ltd., Case No. 99-08260 (U.S. District Court, Central District of California), one of a series of similar purported class action lawsuits brought on behalf of purchasers (excluding government purchasers) of carbon fiber and carbon prepreg in the United States from the named defendants from January 1, 1993 through January 31, 1999.  The lawsuits were brought following published reports of a Los Angeles federal grand jury investigation of the carbon fiber and carbon prepreg industries.  In these lawsuits, plaintiffs allege violations of Section 1 of the Sherman Antitrust Act for alleged price fixing.  In September 1999, these lawsuits were consolidated by the Court into a case captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California), with all related cases ordered dismissed.  This lawsuit is proceeding through discovery and motion practice.  On May 2, 2002, the Court granted plaintiffs' Motion to Certify Class.  The Company is named in connection with its former Composites Products Division, which was sold to Hexcel Corporation in 1996, denies liability and will vigorously defend this action.

Since September 2001, the Company, along with the other defendants in the Thomas & Thomas Rodmakers action referred to above, has been sued in nine California state court purported class actions brought on behalf of indirect purchasers of carbon fiber.  In January 2002, these were consolidated into a case captioned Carbon Fiber Cases I, II, and III, Judicial Council Coordination Proceeding Nos. 4212, 4216 and 4222, Superior Court of California, County of San Francisco.  These actions all allege violations of the California Business and Professions Code relating to alleged price fixing of carbon fiber and unfair competition.  The Company denies liability and will vigorously defend each of these actions.

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

Further, in April 2002, a related "Qui Tam" action was unsealed by the U.S. District Court for the Southern District of California.  That action is captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al., (Civil Action No. 99 CV 1557 JM JAH), was filed under seal in 1999, and is a "False Claims" action brought pursuant to the False Claims Act (31 U.S.C. Section 729 et seq.).  In that action, the relators, in the name of the U.S. Government, allege the same price fixing activities which are the subject of the above-described actions.  The relators then allege that those alleged price fixing activities resulted in inflated prices being charged by the defendant carbon fiber manufacturers to defense contractors, who, in turn, submitted claims for payment to the U.S. Government under various government contracts.  It is alleged that those claims for payment were "false claims" because the prices charged for the carbon fiber and carbon prepreg were "fixed" contrary to the laws of the United States.  By Order dated November 14, 2002, the Court dismissed the relators' complaint without prejudice because the complaint did not meet certain pleading requirements under the Federal Rules of Civil Procedure.  The relators filed a First Amended Complaint on January 3, 2003.  By Order dated July 29, 2003, the Court dismissed the First Amended Complaint without prejudice for similar reasons and provided the relators thirty days to re-file their complaint; that time period was subsequently extended by sixty days.  The relators filed a Second Amended Complaint on or about October 30, 2003.  The defendants have filed a motion to have that complaint dismissed, but no decision has yet been issued by the Court.  The Company denies liability and will vigorously defend each of these actions.

In connection with the grand jury investigation noted above in the paragraph describing the Cape Composites litigation, in January 2000, the United States Department of Justice ("DOJ"), Antitrust Division, served a grand jury subpoena duces tecum upon Hercules.  The Company has been advised that it is one of several manufacturers of carbon fiber and carbon prepreg that have been served with such a subpoena.  In December 2003, the Company was advised that the grand jury investigation had been closed.

In November 2002, an action for declaratory judgment was filed in the U.S. District Court for the District of Delaware under the caption of Atofina Chemicals, Inc. and Atofina v. Hercules Incorporated (Civil Action No. 02-1613).  In this action, Atofina sought a declaratory judgment that Hercules cannot recover antitrust damages for purchases of monochloracetic acid ("MCAA") that Hercules made outside of the United States or for purchases from producers of MCAA not alleged to have participated in any conspiracy to fix prices and allocate the market for MCAA.  In response, Hercules counter-claimed, seeking damages from and injunctive relief against Akzo Nobel Chemicals, Atofina Chemicals, Hoechst AG, Hoeshst Celanese, Clariant and others related to the fixing of prices of MCAA and sodium monochloracetate from approximately 1995 through 2000.  The lawsuit is in pre-trial proceedings.  Hercules has settled with some of the parties.  The terms of the settlements are confidential.

By Order dated May 6, 2003, the U.S. District Court for the Middle District of Louisiana remanded to the 18th Judicial District Court for the Parish of Iberville, Louisiana, a total of nine (9) consolidated lawsuits, including two (2) lawsuits in which the Company is a defendant.  These two lawsuits, Jerry Oldham, et al. v. The State of Louisiana, et al., Civil Action No. 55,160, 18th Judicial District Court, Parish of Iberville, Louisiana, and John Capone, et al. v. The State of Louisiana, et al., Civil Action No. 56,048C, 18th Judicial District Court, Parish of Iberville, Louisiana, were served on the Company in September 2002 and October 2002, respectively.  The Oldham case is a purported class action comprised of as many as 4,000 plaintiffs, and the Capone case is a consolidated action by approximately 50 plaintiffs.  Both actions assert claims against the State of Louisiana, the Company, American PetroFina, Hercofina, Ashland Oil, International Minerals and Chemicals, Allemania Chemical, Ashland Chemical and the Parish of Iberville.  The purported class members and plaintiffs, who claim to have worked or lived at or around the Georgia Gulf plant in Iberville Parish, allege injury and fear of future illness from the consumption of contaminated water and, specifically, elevated levels of arsenic in that water.  As to the Company, plaintiffs allege that the Company itself and as part of a joint venture, operated a nearby plant and, as part of those operations, used a groundwater injection well to dispose of various wastes, and that those wastes contaminated the potable water supply at Georgia Gulf.  On October 17, 2002, the Company removed these matters to federal court.  In January 2003, the U.S. District Court for the Middle District of Louisiana consolidated the Capone and Oldham matters with other lawsuits in which the Company is not a party.  Plaintiffs sought remand which, as noted above, was granted by Order dated May 6, 2003.  Discovery is continuing.  The Company denies any liability and intends to vigorously defend these matters.

On January 31, 2003, the Court granted a Motion for Class Certification in a lawsuit captioned Douglas C. Smith, Individually and on Behalf of All Others Similarly Situated v. Hercules Incorporated and Thomas Gossage, CA No. 01C-08-291 WCC, Superior Court of Delaware, New Castle County.  This lawsuit, which was filed on August 31, 2001, on behalf of Mr. Smith and a class of approximately 130 present and former Hercules employees, seeks payments under the "Integration Synergies Incentive Compensation Plan" (the "Plan"), a program put into place by the Company following its acquisition of BetzDearborn Inc. in October 1998.  The goal of the Plan was to provide certain financial incentives to specific employees who were deemed to have significant impact on the integration of BetzDearborn Inc. into Hercules Incorporated.  The amount to be paid under the Plan was tied to the successful achievement of "synergies," which were defined as the annualized reduction of expenses or improvement of profits realized as a result of the integration of BetzDearborn Inc. into Hercules.  The lawsuit essentially alleges that the payments made under the Plan were not adequate and that the Company breached the terms of the Plan.  The lawsuit seeks payments of between $25 million and $30 million, although the Company does not believe that any payments are owed to the class members.  In February 2003, plaintiffs agreed to dismiss Thomas Gossage from the lawsuit.  In June 2003, potential members who had previously signed releases in favor of the Company were provided an opportunity to "opt in" to the class, and the remaining class members were provided an opportunity to "opt out" of the class.  As a result of this process, the size of the class has been reduced to approximately 87 members and, as a result, the maximum potential damages payable to the class, even should plaintiffs prevail, should be significantly lower than the amounts noted above.  Trial is scheduled for April 2004.  The Company denies any liability to the plaintiffs and is vigorously defending this action.

Agent Orange is a defoliant that was manufactured by several companies, including Hercules, at the direction of the U.S. Government, and used by the U.S. Government in military operations in both Korea and Vietnam from 1965 to 1970.  In 1984, as part of a class action settlement, the Company and other defendants settled the claims of persons who were in the U.S., New Zealand and Australian Armed Forces who alleged injury due to exposure to Agent Orange.  In Re "Agent Orange" Prod. Liab. Litig., 597 F. Supp. 740 (E.D.N.Y. 1984).  Following that settlement, all claims for alleged injuries due to exposure to Agent Orange by persons who had served in the Armed Forces of those countries were treated as covered by that class action settlement.

On June 9, 2003, the United States Supreme Court affirmed the decision of the United States Court of Appeals for the Second Circuit in a case captioned Dow Chemical Company, et al. v. Daniel Raymond Stephenson, et al., 123 S. Ct. 2161 (2003), where plaintiffs Stephenson and Isaacson (in a separate but consolidated case) alleged that they were injured from exposure to Agent Orange and that such injury did not manifest until after exhaustion of the settlement fund created through the 1984 class action settlement.  As a result of that decision, the claims of persons who allege injuries due to exposure to Agent Orange and whose injuries first manifest themselves after exhaustion of the settlement fund created through the 1984 class action settlement may no longer be barred by the 1984 class action settlement, and such persons may now be able to pursue claims against the Company and the other former manufacturers of Agent Orange.

At this time, the Company is a defendant in twenty lawsuits (including two purported class actions) where plaintiffs allege that exposure to Agent Orange caused them to sustain various personal injuries.  In addition, in January 2004, the Company was sued in a class action filed in the United States District Court for the Eastern District of New York by The Vietnam Association for Victims of Agent Orange/Dioxin and several individuals who claim to represent between two and four million Vietnamese who allege that Agent Orange used by the United States during the Vietnam War caused them or their families to sustain personal injuries.  That complaint alleges violations of international law and war crimes, as well as violations of the common law for products liability, negligence and international torts.

On February 9, 2004, the U.S. District Court for the Eastern District of New York issued a series of rulings granting several motions filed by defendants in the two cases that had been remanded to the U.S. District Court by the U.S. Court of Appeals for the Second Circuit on remand from the U.S. Supreme Court (In re: "Agent Orange" Product Liability Litigation: Joe Isaacson, et al v. Dow Chemical Company, et al. and Daniel Ray Stephenson, et al. v. Dow Chemical Company, et al.  (MDL 381, CV 98-6383 (JBW), CV 99-3056 (JBW)).  In relevant part, those rulings held that plaintiffs' claims against the defendant manufacturers of Agent Orange are properly removable to federal court under the "federal officer removal statute" and that such claims are subject to dismissal by application of the "government contractor defense."  The Court then dismissed plaintiffs' claims, but stayed its decision until October 12, 2004, to permit plaintiffs time to pursue additional discovery to support their position that the government contractor defense should not apply to their claims, and to seek reconsideration of the Court's dismissal order.

The Company believes that it has substantial meritorious defenses to all of the Agent Orange-related claims described above, and that may yet be brought.  To that end, the Company denies any liability to plaintiffs, and will vigorously defend all actions now pending or that may be brought in the future.

On October 6, 2003, the Company received a Notice of Deficiency with respect to the Company's 1996 through 1997 federal income tax returns wherein, among other issues, the IRS is disallowing a capital loss that the Company carried back to 1996 and 1997.  The IRS has indicated that it will not settle that issue prior to a final decision after trial on the merits.  The IRS has indicated that it is willing to address the other issues included in the Notice of Deficiency through standard IRS administrative appeals procedures without litigation.  On December 23, 2003, the Company filed a Petition asking the U.S. Tax Court for a re-determination of the deficiency set forth in the October 6, 2003 Notice of Deficiency.  The Company believes that it is remote that the ultimate disposition of these issues will have a material adverse impact on the Company's financial position in light of existing tax reserves and amounts already on deposit with the IRS.

  At December 31, 2003, the consolidated balance sheet reflects a current liability of approximately $49 million and a long-term liability of approximately $176 million for litigation and claims.  These amounts represent management's best estimate of the probable and reasonably estimable losses related to litigation or claims.  The extent of the liability and recovery is evaluated quarterly.  While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

14.          Company-obligated Preferred Securities of Subsidiary Trusts

The Company has determined that (i) Hercules Trust I and Hercules Trust II (the "Trusts") are variable interest entities and (ii) the Company is not the primary beneficiary of the Trusts pursuant to the provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entries" ("FIN 46R").  Accordingly, the Company has de-consolidated the Trusts at December 31, 2003.  Summarized below is the condensed financial information of the Trusts as of December 31, 2003.

	(Dollars in millions)
	Hercules Trust I	Hercules Trust II
Non-current assets	363	262
Non-current liabilities	363	262

The non-current assets for Hercules Trust I relates to its investment in the 9.42% junior subordinated deferrable interest debentures of Hercules due March 31, 2029.  The non-current assets for Hercules Trust II represent its investment in the 6.50% junior subordinated deferrable interest debentures of Hercules due June 30, 2029.

15.          Series Preferred Stock

There are 2,000,000 shares of series preferred stock without par value authorized for issuance, none of which have been issued.

16.          Common Stock

Hercules common stock has a stated value of $25/48, and 300,000,000 shares are authorized for issuance.  At December 31, 2003, a total of 26,819,747 shares were reserved for issuance for the following purposes: 8,164 shares for sales to the Savings Plan Trustee; 17,086,259 shares for the exercise of awards under the Stock Option Plan; 2,429,395 shares for awards under incentive compensation plans; 176,492 shares for conversion of debentures and notes; and 7,119,437 shares for exercise of the warrant component of the CRESTS Units.

In 1991, the Board of Directors authorized the Company to repurchase up to 74,650,000 shares under its stock repurchase program.  Total shares reacquired pursuant to this program were 66,614,242, at an average price of $37.31 per share.  The program was suspended in 1999.

17.          Additional Balance Sheet Detail

	(Dollars in millions)
	2003	2002
Property, plant and equipment:
Land	$20	$21
Buildings and equipment	1,979	1,873
Construction in progress	40	31
Total	2,039	1,925
Accumulated depreciation and amortization	(1,362)	(1,262)
Property, plant and equipment, net	$677	$663
	(Dollars in millions)
	2003	2002
Deferred charges and other assets:
Insurance receivables - non-current	$162	$128
Tax deposits	117	152
Capitalized software	84	86
Prepaid pension assets	35	21
Investments	51	7
Other	88	127
	$537	$521

	(Dollars in millions)
	2003	2002
Accrued expenses:
Compensation and benefits	$57	$48
Income taxes payable	14	7
Current deferred income taxes	8	6
Current pension liability	8	5
Severance and other exit costs	6	22
Interest payable	8	10
Current portion of postretirement benefits	23	23
Current portion of litigation accrual	4	4
Current portion of asbestos accrual	45	24
Current portion of environmental accrual	19	27
Other	51	101
	$243	$277
	(Dollars in millions)
	2003	2002
Deferred credits and other liabilities:
Asbestos accrual - non-current	$176	$193
Environmental accrual - non-current	87	61
Non-current income tax liabilities	99	110
Deferred rent	45	51
Other	87	78
	$494	$493

18.          Severance and Other Exit Costs

The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs of $6 million and $22 million at December 31, 2003 and 2002, respectively.  During 2001, management authorized and committed to a plan to reduce the workforce as part of the comprehensive cost reduction and work process redesign program, incurring $51 million of restructuring charges for employee termination benefits and exit costs related to facility closures.  During 2002, the estimate for severance benefits and other exit costs related to facility closures and contract terminations increased $22 million and $3 million, respectively.  During 2003, the Company incurred $2 million of additional charges, constituting the final employee termination benefits under this plan.  The Company incurred an additional $5 million for employee termination benefits, recognized in accordance with Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Post-employment Benefits," under its Dismissal Salary and Dismissal Wage Plans ("Dismissal Plans").  Under these combined plans, approximately 1,412 employees have left or will leave the Company by June 30, 2004, of which 1,387 employees were terminated pursuant to these plans through December 31, 2003.  Approximately 173 employees were terminated during the year ended December 31, 2003.  The Company anticipates the remaining 25 employees will leave the Company prior to June 30, 2004.  The plans include reductions throughout the Company with the majority of them from support functions.

The restructuring liabilities, as of December 31, 2002, also included amounts relating to the 1998 plan initiated upon the acquisition of BetzDearborn for the restructuring of the BetzDearborn and Pulp and Paper Divisions and corporate realignment due to the divestiture of non-core businesses.

Cash payments during 2003 and 2002 included $21 million and $39 million, respectively, for severance benefits and other exit costs.  Severance benefits paid during the current year represent the continuing benefit streams of previously terminated employees as well as those terminated in the current year.  During 2002, the Company completed assessments of the remaining expenditures for the 1998 BetzDearborn plan.  As a result of these assessments, the estimates for severance benefits and other exit costs were lowered by $5 million in 2002, with corresponding reductions to goodwill of $3 million and to expense of $2 million.  During 2003, the remaining balance related to the 1998 plan was reversed against earnings.  The lower than planned severance benefits are the result of higher than anticipated attrition, with voluntary resignations not requiring the payment of termination benefits.  Actions under the 1998 plan are complete.

A reconciliation of activity with respect to the liabilities established for these plans is as follows:

	(Dollars in millions)
	2003	2002

Balance at beginning of year	$22	$43
Additional termination benefits and other exit costs	7	25
Cash payments	(21)	(39)
Reversals against goodwill	-	(3)
Reversals against earnings	(2)	(2)
Transferred with discontinued operations	-	(2)
Balance at end of year	$6	$22

The balance at the end of 2003 represents severance benefits and other exit costs of which $3 million pertains to the continuing benefit payment streams under the 2001 restructuring plan and $3 million pertains to other severance benefits accounted for under the Company's Dismissal Plans.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146").  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring)."  SFAS 146 defines the timing of the recognition of costs associated with exit or disposal activities, the types of costs that may be recognized and the methodology for calculating the fair value of such costs.  The Company did not recognize any costs associated with exit or disposal activities pursuant to SFAS 146 during the year ended December 31, 2003.

19.          Other Operating Expense (Income), Net

Other operating expense, net, in 2003 includes $5 million of net charges for severance and other exit costs (see Note 18) and proxy and executive benefit costs of $4 million and $7 million, respectively.  The executive benefit costs include approximately $5 million of special pension benefits granted to Dr. William H. Joyce prior to his retirement as the Company's Chief Executive Officer and approximately $2 million for the vesting of Dr. Joyce's previously granted restricted stock units.  The Company also recognized net expense of $1 million in 2003 as a result of resolving issues related to prior year transactions.

Other operating expense (income), net, in 2002 includes $11 million of net environmental expense and additional restructuring charges of $25 million associated with the comprehensive cost reduction and work process redesign program announced in September 2001 (see Note 18).  Partially offsetting these restructuring charges was $2 million of reversals pertaining to prior year plans.  Additionally, the Company recognized $7 million in asset impairment charges in the Performance Products segment.  As a result of resolving issues relating to prior year business divestitures, an additional loss of $2 million was recognized.  Miscellaneous expenses of $3 million were also incurred during the year.

Other operating expense (income), net, in 2001 includes $74 million in net gains from the sale of the Company's hydrocarbon resins business, select portions of its rosin resins business, its peroxy chemicals business and its 50% interest in Hercules-Sanyo, Inc.  In addition, a pension curtailment gain of $5 million was recognized related to the divestiture of the Company's hydrocarbon resins business and select portions of its rosins resins business.  As a result of resolving issues relating to a prior year business divestiture, an additional gain of $5 million was recognized.  The Company incurred $51 million in restructuring charges associated with the comprehensive cost reduction and work process redesign program (see Note 18).  Partially offsetting these restructuring charges was $5 million of reversals pertaining to prior year plans.  In addition, the Company recognized $10 million in net environmental expense, $5 million of executive severance charges, $5 million in pre-payment penalties relating to the ESOP credit facility, $3 million in fees related to the 2001 proxy contest and other matters and $1 million of income for other miscellaneous items.

20.          Interest and Debt Expense

Interest and debt costs are summarized as follows:

	(Dollars in millions)
	2003	2002	2001
Costs incurred	$131	$100	$207
Amount capitalized	-	1	3
Amount expensed	$131	$99	$204

Interest and debt costs incurred in 2002 and 2001 exclude interest costs on the Company's preferred securities.  These costs were recognized as preferred security distributions of subsidiary trusts prior to 2003.  Pursuant to the Company's adoption of SFAS 150 on July 1, 2003, interest and debt costs on the preferred securities has been recognized as interest and debt expense for 2003 (see Note 6).

21.          Other Expense, Net

Other expense, net, consists of the following:

	(Dollars in millions)
	2003	2002	2001
Litigation settlements and accruals, net	$24	$6	$13
Net gains on dispositions	-	(3)	(3)
Debt extinguishment	-	44	-
Repurchase of CREST preferred securities	(7)	-	-
Repurchase of 11.125% senior notes	5	-	-
Asbestos accruals, net	6	65	3
Asset impairment	2	-	-
Foreign currency exchange	1	(2)	(6)
Other, net	(2)	5	1
	$29	$115	$8

Litigation settlements and accruals, net, in all years primarily represent certain other legal expenses and settlements associated with former operations of the Company.  Litigation settlements and accruals in 2003 include, among other items, $7 million for expenses related to asbestos litigation, $6 million for worker's compensation related to divested businesses and $5 million for legal costs primarily associated with former operations of the Company.  The Company recognized $6 million, $65 million and $3 million in net charges for additional estimated asbestos litigation exposures for years ended December 31, 2003, 2002 and 2001, respectively, (see Note 13).  Additionally, in 2002, the Company recognized $44 million for debt prepayment penalties and the write-off of debt issuance costs associated with the repayment of debt with the proceeds from the sale of the BetzDearborn Water Treatment Business (see Notes 6 and 25).  Net gains on dispositions include a $3 million gain from the sale of the corporate jet, hangar and artwork in 2002 and a $3 million gain from the sale of the country club in 2001.

The Company recognized a net gain of $7 million ($5 million after tax) on the purchase of 46,000 CRESTS Units preferred securities and a $5 million loss from the repurchase of 11 1/8% senior notes which had a book value of $24 million.  With respect to the gain on the CRESTS Units preferred securities, pursuant to the adoption of FIN 46 (R) the Company de-consolidated Hercules Trust II and recognized an after-tax loss of $5 million as a cumulative effect of a change in accounting principle to defer the gain from the purchase of the CRESTS Units preferred securities until Hercules Trust II is liquidated.

22.          Earnings (Loss) per Share

The following table shows the amounts used in computing earnings (loss) per share and the effect on income (loss) and the weighted-average number of shares of dilutive common stock:

	(Dollars in millions, except per share)
	2003		2002		2001
	Income (loss)	Earnings (loss) per share	Loss	Loss per share	(Loss) income	(Loss) earnings per share
Basic:
Continuing operations	$74	$0.69	$(47)	$(0.44)	$(109)	$(1.04)
Discontinued operations	4	0.04	(196)	(1.85)	56	0.53
Cumulative effect of changes
in accounting principle	(33)	(0.31)	(368)	(3.47)	-	-
Net income (loss)	$45	$0.42	$(611)	$(5.76)	$(53)	$(0.51)

Weighted average number
of basic shares (millions)	107.8 (b)		106.0 (b)		104.8 (b)

Diluted:
Continuing operations	$74	$0.69	$(47)	$(0.44)	$(109)	$(1.04)
Discontinued operations	4	0.04	(196)	(1.85)	56	0.53
Cumulative effect of changes
in accounting principle	(33)	(0.31)	(368)	(3.47)	-	-
Net income (loss)	$45	$0.42	$(611)	$(5.76)	$(53)	$(0.51)

Weighted average number
of diluted shares (millions)	107.9	(a,b)	106.0	(a,b)	104.8	(a,b)

(a)     For the years ended December 31, 2003, 2002 and 2001, the Company had approximately 0.2 million convertible subordinated debentures.  However, the common stock shares into which these debentures are convertible have not been included in the dilutive share calculations for the years 2002 and 2001 because the impact of their inclusion would be anti-dilutive.

(b)     The Company has restated its basic and diluted weighted-average number of shares pursuant to the method prescribed by SOP 93-6 which requires the exclusion of unallocated employee stock ownership plan shares from the calculation of shares outstanding (see Note 1).

23.          Operations by Industry Segment and Geographic Area

The financial information below regarding the Company's segments, which includes net sales, profit from operations and capital employed, is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").  Subsequent to the sale of the BetzDearborn Water Treatment Business on April 29, 2002, the Company realigned its segments.  The Company has identified two reportable segments, Performance Products and Engineered Materials and Additives.  Historical information has been restated to conform to the current presentation.

Performance Products (Pulp and Paper and Aqualon): Products and services in Pulp and Paper are designed to enhance customers' profitability by improving production yields and overall product quality, and to better enable customers to meet their environmental objectives and regulatory requirements.

The Company believes Pulp and Paper is one of the largest suppliers of functional process and water management chemicals for the pulp and paper industry.  Pulp and Paper offers a wide and highly-sophisticated range of technology and applications expertise with in-mill capabilities which run from influent treatment through the paper machine to paper finishing.  The Company is a broad-based global supplier able to offer a complete portfolio of products to its paper customers.

The products in Aqualon are principally derived from natural resources and are sold as key raw materials to other manufacturers.  Principal products and markets include water-soluble polymers used as thickeners, emulsifiers and stabilizers for water-based paints, oil and gas exploration, building materials and personal care products.

Engineered Materials and Additives (FiberVisions and Pinova): Products in this segment provide low-cost, technology driven solutions to meet customer needs and market demands.  Principal products and markets include polyolefin staple fibers used in disposable diapers, wipes and other hygienic products; industrial fiber products; rosin and hydrocarbon resins for adhesives; food and beverage; flavor and fragrance; and construction specialties.

The Company evaluates performance and makes decisions based primarily on cash flow, profit from operations and return on capital employed.  Consolidated capital employed represents the total resources employed in the Company and is the sum of total debt, Company-obligated preferred securities of subsidiary trusts and stockholders' equity.  Capital employed in each reportable segment represents the net operating assets employed to conduct business in that segment and generally includes working capital (excluding cash) and property, plant and equipment.  Other assets and liabilities, primarily goodwill and other intangibles, not specifically allocated to business segments, are reflected in corporate in the table below.

Hercules has no single customer representing greater than 10% of its revenues.

Geographic Reporting

For geographic reporting, no single country, outside the United States, is material for separate disclosure.  However, because the Company has significant foreign operations, revenues and net property, plant and equipment are disclosed by geographic region.

Revenues are reported on a "customer basis," meaning that net sales are included in the geographic area where the customer is located.  Net property, plant and equipment is included in the geographic areas in which the producing entities are located.

Intersegment sales are eliminated in consolidation.

	(Dollars in millions)
Industry Segments	Performance Products	Engineered Materials and Additives	Corporate		Consolidated
2003
Net sales	$1,483	$363	$-		$1,846
Profit (loss) from operations	262	9	(16)	(c)	255
Interest and debt expense					131
Preferred security distributions of subsidiary trusts					-
Other expense, net					29
Income before income taxes and equity income (loss)					95
Capital employed (a)	1,189	287	(48)	(b)	1,428
Capital expenditures	39	5	4		48
Depreciation and amortization	74	21	5		100

2002*
Net sales	$1,385	$320	$-		$1,705
Profit (loss) from operations	243	18	(41)	(c)	220
Interest and debt expense					99
Preferred security distributions of subsidiary trusts					58
Other expense, net					115
Loss before income taxes and equity income (loss)					(52)
Capital employed (a)	1,085	235	64	(b)	1,384
Capital expenditures	31	9	3		43
Depreciation and amortization	72	18	10		100

2001*
Net sales	$1,351	$425	$-		$1,776
Profit (loss) from operations	154	11	19	(d)	184
Interest and debt expense					204
Preferred security distributions of subsidiary trusts					58
Other expense, net					8
Loss before income taxes and equity income (loss)					(86)
Capital employed (a)	479	116	2,697	(b)	3,292
Capital expenditures	35	10	7		52
Depreciation and amortization	80	32	22		134

*Prior year information has been restated for the Company's change in method of accounting for its Employee Stock Ownership Plan (see Note 1).

Geographic Areas	United States	Europe	Americas (e)	Asia Pacific	Total
2003
Net Sales	$885	$693	$ 94	$174	$1,846
Property, plant and equipment, net	344	303	12	18	677

2002
Net Sales (f)	$870	$586	$ 89	$160	$1,705
Property, plant and equipment, net	350	280	12	21	663

2001
Net Sales (f)	$928	$587	$104	$157	$1,776
Property, plant and equipment, net	523	302	41	37	903

(a)   Represents total segment assets net of operating liabilities.  The 2001 figures do not include the capital employed by the divested Water Treatment Business.

(b)   Includes assets and liabilities not specifically allocated to business segments, primarily intangibles and other long-term assets, net of liabilities, except the 2001 balance which also includes goodwill.

(c)   Includes net environmental charges, restructuring charges relating to the 2001 cost reduction program (see Note 18), and years 2002 and 2001 include additional loss recognition relating to prior year business divestitures.  Partially offsetting these charges were restructuring reversals pertaining to prior year plans (see Note 18).

(d)   Includes environmental charges, legal and insurance expenses, pre-payment penalties relating to the ESOP credit facility (see Note 10) and restructuring charges relating to the 2001 cost reduction program (see Note 18).  Partially offsetting these charges were net gains from the sale of the hydrocarbon resins business, select portions of the rosins resins business and the peroxy chemicals business, restructuring reversals pertaining to prior year plans, a pension curtailment gain and an additional gain recognition relating to a prior year business divestiture.

(e)   Excluding operations in the United States of America.

(f)    Excludes sales of the divested BetzDearborn Water Treatment Business.

24.          Derivative Financial Instruments and Risk Management

The Company enters into forward-exchange contracts and currency options to reduce currency exposure.

Notional Amounts and Credit Exposure of Derivatives

The notional amounts of the derivative contracts summarized below do not represent the amounts exchanged by the parties involved and thus, are not a measure of the Company's exposure to various risks through its use of derivatives.  The amounts exchanged by the parties are calculated on the basis of the notional amounts, underlyings such as interest rates and foreign currency rates of exchange and other terms of the derivative contracts.

Interest Rate Risk Management

From time to time, the Company uses interest rate swap agreements to manage interest costs and risks associated with changing rates.  The Company had no interest rate swap agreements at the end of 2003 and 2002.

Foreign Exchange Risk Management

The Company has selectively used foreign currency forward contracts and currency swaps to offset the effects of foreign currency exchange rate changes on reported earnings, cash flow and net asset positions.  The primary exposures are denominated in the Euro, Swedish kroner and British pound sterling.  Some of the contracts involved the exchange of two foreign currencies, according to local needs in foreign subsidiaries.  The term of the currency derivatives is rarely more than three months.  At December 31, 2003 and 2002, the Company had outstanding forward-exchange contracts to purchase foreign currencies aggregating $0.1 million and $17.8 million and to sell foreign currencies aggregating $6.5 million and $18.8 million, respectively.  Cross-currency trades entered into by non-U.S. dollar denominated entities aggregated $376 million and $238 million at December 31, 2003 and 2002 respectively.  The foreign exchange contracts outstanding at December 31, 2003 matured on or before March 1, 2004.

Fair Values

The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2003 and 2002:

	(Dollars in millions)
	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Investment securities (available for sale)	$1	$1	$2	$2
Long-term debt	(1,326)	(1,364)	(738)	(777)
Company-obligated preferred securities of subsidiary trusts	-	-	(624)	(517)
Foreign exchange contracts	-	1	-

Fair values of derivative contracts are indicative of cash that would have been required had settlement been made at December 31, 2003 and 2002.

Basis of Valuation

▪	Investment securities: Quoted market prices.
▪

Long-term debt: Present value of expected cash flows related to existing borrowings discounted at rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

▪	Company obligated preferred securities of subsidiary trusts: Year-end interest rates and Company common stock price.
▪	Foreign exchange contracts: Year-end exchange rates.
▪	Currency swaps: Year-end interest and exchange rates.
▪	Interest rate swap contracts: Bank or market quotes or discounted cash flows using year-end interest rates.

25.          Acquisitions, Divestitures and Other Subsequent Events

On December 1, 2003, Hercules completed the acquisition of Jiangmen Quantum Hi-Tech Biotechnical Engineering Co. Ltd. ("Quantum").  Quantum is the leading producer of carboxymethylcellulose (CMC) products in China.  Located in Jiangmen City, Guangdong Province, the plant has current production capacity of 6,000 MT (metric tons) with room to expand.  Quantum's leading key markets include food, toothpaste, ceramics and paper, with annual sales of approximately $10 million.  The Company has concluded the acquisition is a business combination as defined in Statement of Financial Accounting Standards No. 141, "Business Combinations."  The Company is in the process of identifying and valuing all the acquired assets and liabilities, including all intangible assets meeting the criteria for separate recognition.

On April 29, 2002, Hercules completed the sale of the Water Treatment Business to GESM, a unit of General Electric Company.  The sale price was $1.8 billion in cash, resulting in net after-tax proceeds of approximately $1.7 billion.  The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility (see Notes 6 and 10).  Pursuant to SFAS 144 (as adopted on January 1, 2002), the Water Treatment Business has been treated as a discontinued operation as of February 12, 2002, and accordingly, all financial information has been restated.  The loss from discontinued operations for the year ended December 31, 2002 includes an after-tax loss on the disposal of the business of $230 million.  The Paper Process Chemicals Business, representing approximately one-third of the business of BetzDearborn Inc. when it was originally acquired in 1998, was fully integrated into and continues to be reported within Pulp and Paper.

Summarized below are the results of operations and cash flows of the Water Treatment Business for the years ended December 31, 2002 and 2001.

	(Dollars in millions)
	Year Ended
	December 31,
	2002 [1]	2001
Net Sales	$269	$844
Profit from operations	53	118
Income before income taxes	55	116
Tax provision	21	60
Income from operations	34	56
Loss from disposal of business, including a provision
for income taxes of $51 million for 2002	(230)	-
(Loss) income from discontinued operations	$(196)	$56

[1] Results of operations for the period are through April 28, 2002.

Cash Flow from Discontinued Operations

	(Dollars in millions)
	2002	2001
Net cash provided by operations	$28	$209
Capital expenditures	(3)	(11)
Net cash flow from discontinued operations	$25	$198

The major classes of assets and liabilities included in the consolidated balance sheet at the time of disposal were as follows:

	(Dollars in millions)
Assets		Liabilities
Accounts receivables, net	$161	Accounts payable	$55
Inventory	76	Accrued expenses	35
Fixed assets	217	Other liabilities	178
Goodwill and other intangible assets	1,419		$268
Other assets	19
	$1,892

On May 1, 2001, the Company completed the sale of its hydrocarbon resins business and select portions of its rosin resins business to a subsidiary of Eastman Chemical Company, receiving proceeds of approximately $244 million.  On May 31, 2001, the Company completed the sale of its peroxy chemicals business to GEO Specialty Chemicals, Inc., receiving proceeds of approximately $92 million.  Additionally, on May 25, 2001, the Company completed the sale of its interest in Hercules-Sanyo, Inc., a toner resin joint venture, to Sanam Corporation, a wholly-owned subsidiary of Sanyo Chemicals Industries, Ltd., the Company's joint venture partner, receiving proceeds of approximately $8 million.

On February 12, 2004, a subsidiary of the Company completed the sale of its minority ownership in CP Kelco ApS to a subsidiary of J. M. Huber Corporation for $27 million.

26.          Condensed Consolidating Financial Information of Guarantor Subsidiaries

The 11 1/8% senior notes due 2007 issued on November 14, 2000 are guaranteed by substantially all of the Company's current and future wholly-owned domestic restricted subsidiaries (the "guarantor subsidiaries").  The senior credit facility entered into in December 2002 also provides for a guarantee by each guarantor subsidiary.  The guarantees by each guarantor subsidiary are full and unconditional and joint and several.  The indenture under which the Company's 6.60% notes due 2027 and 6.625% notes, redeemed in 2003, were issued requires such notes to be guaranteed or secured on the same basis as any other subsequently issued debt that is guaranteed or secured.  As a result, at December 31, 2003, the following wholly-owned domestic restricted subsidiaries fully and unconditionally and jointly and severally guarantee the senior credit facility, the 6.60% notes due 2027 and the 11 1/8% notes due 2007.

Aqualon Company	Hercules Credit, Inc.
Athens Holding Inc.	Hercules Euro Holdings, L.L.C.
Covington Holdings, Inc.	Hercules Finance Company
East Bay Realty Services, Inc.	Hercules Flavor, Inc.
FiberVisions Incorporated	Hercules Hydrocarbon Holdings, Inc.
FiberVisions, L.L.C.	Hercules International Limited, L.L.C.
FiberVisions L.P.	Hercules Paper Holdings, Inc.
FiberVisions Products, Inc.	Hercules Shared Services Corporation
Hercules Country Club, Inc.	WSP, Inc.

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

In this presentation, Hercules consists of parent company operations.  Guarantor subsidiaries and non-guarantor subsidiaries of Hercules are reported on an equity basis.  For companies acquired during 1998, the goodwill and fair values of the assets and liabilities acquired have been presented on a "push-down" accounting basis.  Additionally, prior year information has been restated for the Company's change in accounting for its Employee Stock Ownership Plan (see Note 1).

Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2003	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$509	$445	$1,024	$ (132)	$1,846
Cost of sales	332	320	643	(128)	1,167
Selling, general, and administrative expenses	84	84	192	-	360
Research and development	17	17	5	-	39
Goodwill and intangible asset amortization	6	2	-	-	8
Other operating expenses (income), net	9	4	4	-	17

Profit (loss) from operations	61	18	180	(4)	255

Interest and debt expense (income), net	174	(59)	16	-	131
Preferred security distributions of subsidiary trusts	-	-	-	-	-
Other (expense) income, net	(23)	(5)	(1)	-	(29)
(Loss) income before income taxes and equity income (loss)	(136)	72	163	(4)	95

(Benefit) provision for income taxes	(52)	29	46	(2)	21
Equity income (loss) of affiliated companies	-	(1)	1	-	-
Equity income (loss) from consolidated subsidiaries	158	15	2	(175)	-
Net income (loss) from continuing operations	74	57	120	(177)	74

Net income on discontinued operations, net of tax	4	-	-	-	4
Net income (loss) before cumulative effect of change in
accounting principle	78	57	120	(177)	78
Cumulative effect of change in accounting principle, net of tax	(33)	-	-	-	(33)
Net income (loss)	$ 45	$ 57	$ 120	$ (177)	$ 45

Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2002	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$536	$423	$890	$(144)	$1,705
Cost of sales	333	294	557	(144)	1,040
Selling, general, and administrative expenses	94	73	181	-	348
Research and development	19	17	6	-	42
Goodwill and intangible asset amortization	5	3	1	-	9
Other operating (income) expense, net	(11)	31	26	-	46
Profit (loss) from operations	96	5	119	-	220

Interest and debt expense (income), net	215	(75)	(41)	-	99
Preferred security distributions of subsidiary trusts	-	-	58	-	58
Other (expense) income, net	(120)	-	4	1	(115)

(Loss) income before income taxes and equity income (loss)	(239)	80	106	1	(52)

(Benefit) provision for income taxes	(59)	35	21	-	(3)
Equity income (loss) of affiliated companies	-	2	-	-	2
Equity income (loss) from consolidated subsidiaries	133	(115)	5	(23)	-
Net (loss) income from continuing operations	(47)	(68)	90	(22)	(47)

Net (loss) income on discontinued operations, net of tax	(196)	18	12	(30)	(196)
Net (loss) income before cumulative effect of change in
accounting principle	(243)	(50)	102	(52)	(243)
Cumulative effect of change in accounting principle, net of tax	(368)	(233)	(135)	368	(368)
Net (loss) income	$ (611)	$(283)	$ (33)	$316	$ (611)

Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2001	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$587	$565	$888	$ (264)	$1,776
Cost of sales	381	442	574	(264)	1,133
Selling, general, and administrative expenses	77	118	203	-	398
Research and development	29	16	8	-	53
Goodwill and intangible asset amortization	3	11	10	-	24
Other operating (income) expense, net	(60)	34	10	-	(16)

Profit (loss) from operations	157	(56)	83	-	184

Interest and debt expense (income), net	342	(108)	(30)	-	204
Preferred security distributions of subsidiary trusts	-	-	58	-	58
Other (expense) income, net	(13)	11	(6)	-	(8)

(Loss) income before income taxes and equity income (loss)	(198)	63	49	-	(86)

(Benefit) provision for income taxes	(28)	28	14	-	14

Equity income (loss) of affiliated companies	-	1	(10)	-	(9)
Equity income (loss) from consolidated subsidiaries	61	(10)	1	(52)	-
Net (loss) income before continuing operations	(109)	26	26	(52)	(109)

Net income (loss) from discontinued operations, net of tax	56	16	32	(48)	56
Net (loss) income before cumulative effect of change
accounting principle	(53)	42	58	(100)	(53)
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-
Net (loss) income	$(53)	$ 42	$ 58	$ (100)	$(53)

Condensed Consolidating Balance Sheet
December 31, 2003	(Dollars in millions)
	Unconsolidated						Consolidated
		Guarantor		Non-Guarantor		Eliminations &
Assets	Parent	Subsidiaries		Subsidiaries		Adjustments
Current assets
Cash and cash equivalents	$ 9	$ 2		$ 114		$ -	$ 125
Restricted cash	-	-		-		-	-
Accounts and notes receivable, net	121	55		239		-	415
Intercompany receivable	70	21		32		(123)	-
Inventories	46	58		97		(14)	187
Deferred income taxes	94	-		9		(10)	93
Total current assets	340	136	-	491	-	(147)	820
Property, plant and equipment, net	168	167		342		-	677
Investments in subsidiaries and advances, net	2,248	92		51		(2,391)	-
Goodwill and other intangible assets, net	223	90		392		-	705
Long-term deferred income taxes	133	-		13		(119)	27
Deferred charges and other assets	460	10		67		-	537
Total assets	$ 3,572	$ 495		$ 1,356		$ (2,657)	$ 2,766
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 56	$ 18		$ 118		$ -	$ 192
Accrued expenses	142	52		59		(10)	243
Intercompany payable	8	73		42		(123)	-
Short-term debt	2	-		20		-	22
Total current liabilities	208	143		239		(133)	457
Long-term debt	1,300	-		26		-	1,326
Deferred income taxes	-	119		78		(119)	78
Other postretirement benefits and other liabilities	696	73		70		-	839
Company-obligated preferred securities of							-
subsidiary trusts	-	-		-		-
Intercompany notes payable (receivable)	1,302	(1,090)		(213)		1	-
Stockholders' equity	66	1,250		1,156		(2,406)	66
Total liabilities and stockholders' equity	$ 3,572	$ 495		$ 1,356		$ (2,657)	$ 2,766

Condensed Consolidating Balance Sheet
December 31, 2002	(Dollars in millions)
	Unconsolidated						Consolidated
		Guarantor		Non-Guarantor		Eliminations &
Assets	Parent	Subsidiaries		Subsidiaries		Adjustments
Current assets
Cash and cash equivalents	$ 131	$ 7		$ 71		$ -	$ 209
Restricted cash	125	-		-		-	125
Accounts and notes receivable, net	122	55		218		-	395
Intercompany receivable	80	23		27		(130)	-
Inventories	46	53		79		(11)	167
Deferred income taxes	28	22		(4)		-	46
Total current assets	532	160	-	391	-	(141)	942
Property, plant and equipment, net	177	162		324		-	663
Investments in subsidiaries and advances, net	2,351	67		51		(2,469)	-
Goodwill and other intangible assets, net	234	91		341		-	666
Long-term deferred income taxes	-	-		15		-	15
Deferred charges and other assets	431	13		77		-	521
Total assets	$ 3,725	$ 493		$ 1,199		$ (2,610)	$ 2,807
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 55	$ 18		$ 103		$ -	$ 176
Accrued expenses	95	113		69		-	277
Intercompany payable	11	76		43		(130)	-
Short-term debt	126	-		19		-	145
Total current liabilities	287	207		234		(130)	598
Long-term debt	701	-		37		-	738
Deferred income taxes	(105)	116		69		-	80
Other postretirement benefits and other liabilities	742	74		74		-	890
Company-obligated preferred securities of	-	-		624		-	624
subsidiary trusts
Intercompany notes payable (receivable)	2,223	(1,039)		(1,184)		-	-
Stockholders' equity	(123)	1,135		1,345		(2,480)	(123)
Total liabilities and stockholders' equity	$3,725	$ 493		$ 1,199		$ (2,610)	$ 2,807

Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2003	(Dollars in millions)
	Unconsolidated			Eliminations & Adjustments	Consolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries

Net Cash Provided By (Used In) Operations	$ 13	$ 53	$ 129	$ (172)	$ 23

Cash Flow From Investing Activities:
Capital expenditures	(13)	(13)	(22)	-	(48)
Proceeds of investment and fixed asset disposals	4	1	5	-	10
Acquisitions, net of cash acquired	-	-	(10)	-	(10)
Decrease in restricted cash	125	-	-	-	125
Investment in trust preferred securities	(27)	-	-	-	(27)
Other, net	(2)	1	(1)	-	(2)
Net cash provided by (used in) investing activities	87	(11)	(28)	-	48

Cash Flow From Financing Activities:
Long-term debt repayments	(151)	-	(14)	-	(165)
Change in short-term debt	-	-	(1)	-	(1)
Change in intercompany, non-current	(66)	(47)	(104)	217	-
Repurchase of warrants	(7)	-	-	-	(7)
Common stock issued	2	-	-	-	2
Dividends paid	-	-	45	(45)	-
Net cash (used in) provided by financing activities	(222)	(47)	(74)	172	(171)

Effect of exchange rate changes on cash	-	-	16	-	16
Net (decrease) increase in cash and cash equivalents	(122)	(5)	43	-	(84)
Cash and cash equivalents at beginning of year	131	7	71	-	209
Cash and cash equivalents at end of year	$ 9	$ 2	$ 114	$ -	$ 125

Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2002	(Dollars in millions)
	Unconsolidated			Eliminations & Adjustments	Consolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries

Net Cash (Used In) Provided By Operations	$ (340)	$ (142)	$ 353	$ (86)	$(215)

Cash Flow From Investing Activities:
Capital expenditures	(17)	(8)	(18)	-	(43)
Proceeds of investment and fixed asset disposals	1,813	2	1	-	1,816
Increase in restricted cash	(125)	-	-	-	(125)
Other, net	11	-	-	-	11
Net cash provided by (used in) investing activities	1,682	(6)	(17)	-	1,659

Cash Flow From Financing Activities:
Long-term debt proceeds	450	-	-	-	450
Long-term debt repayments	(1,680)	(83)	(13)	-	(1,776)
Change in short-term debt	(4)	-	(4)	-	(8)
Payment of debt issuance costs and underwriting fees	(5)	-	-	-	(5)
Change in intercompany, non-current	15	221	(285)	49	-
Common stock issued	5	-	-	-	5
Dividends paid	-	-	(37)	37	-
Net cash (used in) provided by financing activities	(1,219)	138	(339)	86	(1,334)

Net cash flow provided by discontinued operations	-	5	20	-	25
Effect of exchange rate changes on cash	-	-	(2)	-	(2)
Net increase (decrease) in cash and cash equivalents	123	(5)	15	-	133
Cash and cash equivalents at beginning of year	8	12	56	-	76
Cash and cash equivalents at end of year	$ 131	$ 7	$ 71	$ -	$ 209

Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2001	(Dollars in millions)
	Unconsolidated			Eliminations & Adjustments	Consolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries

Net Cash (Used In) Provided By Operations	$ (442)	$ 278	$ 84	$ (18)	$ (98)

Cash Flow From Investing Activities:
Capital expenditures	(11)	(15)	(26)	-	(52)
Proceeds of investment and fixed asset disposals	229	5	122	-	356
Other, net	-	-	(9)	-	(9)
Net cash provided by (used in) investing activities	218	(10)	87	-	295

Cash Flow From Financing Activities:
Long-term debt proceeds	347	-	2	-	349
Long-term debt repayments	(585)	(16)	(25)	-	(626)
Change in short-term debt	-	-	(107)	-	(107)
Change in intercompany, non-current	455	(379)	(76)	-	-
Common stock issued	15	-	-	-	15
Common stock reacquired	(1)	-	-	-	(1)
Dividends paid	-	-	(18)	18	-
Net cash provided by (used in) financing activities	231	(395)	(224)	18	(370)

Net cash flow provided by discontinued operations	-	132	66	-	198
Effect of exchange rate changes on cash	-	-	(3)	-	(3)
Net increase in cash and cash equivalents	7	5	10	-	22
Cash and cash equivalents at beginning of year	1	7	46	-	54
Cash and cash equivalents at end of year	$ 8	$ 12	$ 56	$ -	$ 76

	(Dollars in millions, except per share)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Net sales	$ 447	$ 402	$ 478	$ 437	$ 463	$ 443	$ 458	$ 423	$1,84	$1,705
Cost of sales	284	243	298	267	289	272	296	258	1,167	1,040
Selling, general and administrative expenses	91	86	90	83	89	86	90	93	360	348
Research and development	10	10	10	11	9	11	10	10	39	42
Goodwill and intangible asset amortization	2	2	2	3	2	2	2	2	8	9
Other operating expense (income), net	(1)	5	2	19	9	11	7	11	17	46

Profit from operations	61	56	76	54	65	61	53	49	255	220
									-
Interest and debt expense	34	38	33	26	32	17	32	18	131	99
Preferred security distributions of subsidiary trusts	-	15	-	14	-	15	-	14	-	58
Other expense (income), net	4	4	6	45	7	67	12	(1)	29	115

(Loss) income before income taxes and equity (loss) income	23	(1)	37	(31)	26	(38)	9	18	95	(52)
Provision (benefit) for income taxes	9	2	5	(9)	9	(4)	(2)	8	21	(3)

Loss before equity (loss) income	14	(3)	32	(22)	17	(34)	11	10	74	(49)
Equity (loss) income of affiliated companies, net of tax	-	-	-	1	-	-	-	1	-	2
Net (loss) income from continuing operations before discontinued
operations and cumulative effect of change in accounting principle	14	(3)	32	(21)	17	(34)	11	11	74	(47)

Net (loss) income on discontinued operations, net of tax	-	(207)	2	11	-	-	2	-	4	(196)

Net (loss) income before cumulative effect of change
in accounting principle	14	(210)	34	(10)	17	(34)	13	11	78	(243)

Cumulative effect of change in accounting principle, net of tax	(28)	(368)	-	-	-	-	(5)	-	(33)	(368)
Net (loss) income	$ (14)	$ (578)	$34	$ (10)	$17	$ (34)	$ 8	$11	$45	$ (611)

(Loss) earnings per share

Basic (loss) earnings per share
Continuing operations	$ 0.13	$(0.03)	$ 0.30	$(0.19)	$ 0.16	$(0.32)	$ 0.10	$0.10	$ 0.69	$(0.44)
Discontinued operations	$ -	$(1.95)	$ 0.02	$ 0.10	$ -	$ -	$ 0.02	$ -	$ 0.04	$(1.85)
Cumulative effect of change in accounting principle	$(0.26)	$(3.47)	$ -	$ -	$ -	$ -	$(0.05)	$ -	$0.31)	$(3.47)
Net (loss) income	$(0.13)	$(5.45)	$ 0.32	$(0.09)	$ 0.16	$(0.32)	$ 0.07	$0.10	$ 0.42	$(5.76)

Diluted (loss) earnings per share
Continuing operations	$ 0.13	$(0.03)	$ 0.30	$(0.19)	$0.16	$ (0.32)	$ 0.10	$0.10	$ 0.69	$(0.44)
Discontinued operations	$ -	$(1.95)	$ 0.02	$ 0.10	$ -	$ -	$ 0.02	$ -	$ 0.04	$(1.85)
Cumulative effect of change in accounting principle	$(0.26)	$(3.47)	$ -	$ -	$ -	$ -	$(0.05)	$ -	$(0.31)	$(3.47)
Net (loss) income	$(0.13)	$(5.45)	$ 0.32	$(0.09)	$0.16	$ (0.32)	$ 0.07	$ 0.10	$ 0.42	$(5.76)

*Quarters prior to 4th quarter 2003 have been restated for the Company's change in accounting for its Employee Stock Ownership Plan (see Note 1).

Argentina	Hong Kong
Hercules Argentina S.A.	Hercules China Limited
Australia	India
Little H Pty Ltd.	Hercules Industrial Chemicals Private Limited
Austria	Indonesia
Hercules Austria GmbH	P.T. Hercules Chemicals Indonesia
Bahamas	Italy
Hercules International Trade Corporation Limited	Hercules Italia SpA
Belgium	Japan
Hercules Beringen B.V.B.A.	Hercules Japan Ltd.
Hercules Doel B.V.B.A.	Korea
Hercules Europe B.V.B.A.	Hercules Korea Chemical Co. Ltd.
Hercules Holding B.V./B.V.B.A.	Liechtenstein
Bermuda	Organa Trust, Registered
Curtis Bay Insurance Co. Ltd.	Luxembourg
Brazil	Hercules Investments S.a.r.l.
Hercules do Brasil Produtos Quimicos Ltda.	Mexico
British Virgin Islands	Hercules Services Mexico S.A. de C.V.
Ever Success Overseas Limited	Hercules Mexico, S.A. de C.V.
Canada	Netherlands
Hercules Canada (2002) Inc.	Aqualon France B.V.
Chile	Hercules B.V.
Hercules Chile Limitada	Hercules Chemicals B.V.
China	Hercules Holding Specialty Materials B.V.
FiberVisions (China) Textile Products Ltd.	Norway
Hercules Chemicals (Jiangmen) Company Limited	Hercules Norway AS
Hercules Trading (Shanghai) Company Ltd.	Peru
Shanghai Hercules Chemicals Co., Ltd. (1)	Hercules Peru S.R.L.
Colombia	Poland
Hercules Americas (Colombia) Ltda.	Hercules Polska Sp. z.o.o.
Czech (Republic)	Portugal
Hercules CZ s.r.o.	Misan Portuguesa Lda.
Denmark	Russia
FiberVisions, A/S	Hercules Russia L.L.C.
Hercules Investments ApS	Singapore
Finland	Hercules Chemical Solutions Pte Ltd.
Hercules Finland OY	South Africa
France	Hercules Chemicals South Africa (Proprietary) Limited
Aqualon France B.V.	Spain
Hercules SA	Hercules Quimica S.A.
Germany	Sweden
Abieta Chemie GmbH (1)	Hercules AB
Hercules Deutschland GmbH	Switzerland
Hercules GmbH	FiberVisions A.G./FiberVisions Ltd.

Taiwan
Hercules Chemicals (Taiwan) Co., Ltd.
Thailand
Hercules Chemical Solutions (Thailand) Ltd.
United Kingdom
Hercules Holding II Limited
Hercules Limited
United States
Aqualon Company, Delaware
Athens Holding Inc., Delaware
Covington Holdings Inc., Delaware
East Bay Realty Services, Inc., Delaware
FiberVisions Incorporated, Delaware
FiberVisions, L.L.C., Delaware
FiberVisions L.P., Delaware
FiberVisions Products, Inc., Georgia
Hercules Country Club, Inc.
Hercules Credit Inc., Delaware
Hercules Euro Holdings, L.L.C., Delaware
Hercules Finance Company, Delaware
Hercules Flavor, Inc., Delaware
Hercules Hydrocarbon Holdings, Inc.
Hercules International Limited, L.L.C., Delaware
Hercules Paper Holdings, Inc.
Hercules Shared Services Corporation, Delaware
WSP, Inc., Delaware
Virgin Islands
Hercules Islands Corporation (1)

(1) This entity is owned in part by Hercules with the remaining interest held by a third party.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Vice President and Controller (Principal Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2003.  Based upon that evaluation, the President and Chief Executive Officer and the Vice President and Controller have concluded that the Company's disclosure controls and procedures are effective.  However, as more fully described in Note 2 of the Notes to Financial Statements of the Company's Form 10-Q/A for the quarterly period ended September 30, 2003, the Company had determined that a special pension benefit granted in the quarter ended September 30, 2003 was deferred compensation that had substantially vested as of September 30, 2003 and accordingly, restated its previously reported financial statements.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  The Company has reviewed its disclosure controls and procedures and has initiated changes in 2004 to such controls and procedures and internal controls which it believes will reduce the possibility of a future restatement.

There were no significant changes in the Company's internal controls that occurred during the last fiscal quarter of 2003, other than the improvements noted above, that could significantly affect internal controls over financial reporting.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Information regarding directors and nominees for directors of Hercules will be included in the Proxy Statement and is incorporated herein by reference.

Executive Officers of The Registrant

Information regarding each executive officer of Hercules is included in Part I, Executive Officers of the Registrants, of this Form 10-K and will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 11.               EXECUTIVE COMPENSATION

Information regarding compensation of Hercules' directors and executive officers will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of Hercules common stock by certain beneficial owners and by directors and executive officers of Hercules will be included in the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 concerning the number of shares of common stock to be issued upon the exercise of outstanding options, warrants and rights issued under all of the Company's existing equity compensation plans, including the Hercules Incorporated Long-Term Incentive Compensation Plan and the Hercules Incorporated Non-Employee Director Stock Accumulation Plan; and the weighted-average exercise price of such options, warrants and rights and the number of securities remaining available for future issuance under such plans.  All of the Company's equity compensation plans have been approved by the Company's shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	17,086,259	(2)	$29.84	2,429,395

Equity compensation plans not approved by security holders (3)	-		-	-
Total	17,086,259		$29.84	2,429,395

(1) Includes 8,739,835 options with exercise prices in excess of the weighted average price of $29.84.
(2) Includes options to purchase 6,112,364 shares that were not vested at December 31, 2003.
(3) There are no equity compensation plans that have not been approved by the Company's shareholders.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding relationships or transactions between directors and officers and the Company will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this Report:

    1.   Consolidated Financial Statements

Page
Report of Independent Auditors.....................................................................................................................	25
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001........	26
Consolidated Balance Sheets as of December 31, 2003 and 2002..............................................................	27
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.......	28
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2003, 2002 and 2001.....................................................................................................................................................	29
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001.....................................................................................................................................................	30
Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements..........	31

          2.     Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

	(Dollars in millions)
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year 2003
Allowance for doubtful accounts	$ 12	4	-	(11)	$ 5
Tax valuation allowance	308	(5)	59	-	362
Year 2002
Allowance for doubtful accounts	$ 24	4	-	(16)	$ 12
Tax valuation allowance	75	233	-	-	308
Year 2001
Allowance for doubtful accounts	$ 27	11	-	(14)	$ 24
Tax valuation allowance	28	47	-	-	75

All other schedules are omitted because they are not applicable, not required or the information required is either presented in the Notes to Financial Statements or has not changed materially from that previously reported.

  3.     Exhibits:

A complete listing of exhibits is included in the Exhibit Index that precedes the exhibits filed with this Report.

(b)       Reports on Form 8-K

Date of Report	Item Nos.	Financial Statements Included
October 6, 2003	5,7	No
December 11, 2003	5,7	No
December 16, 2003	5,7	No

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2004.

HERCULES INCORPORATED
By:	/s/ Craig A. Rogerson

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 15, 2004.

Principal Executive Officer and Director:
President and Chief Executive Officer	/s/ Craig A. Rogerson
Craig A. Rogerson
Principal Financial Officer:
Vice President and Treasurer	/s/ Stuart C. Shears
Stuart C. Shears
Principal Accounting Officer:
Vice President and Controller	/s/ Fred G. Aanonsen
Fred G. Aanonsen
Directors:
/s/ John K. Wulff	/s/ Robert D. Kennedy
John K. Wulff, Chairman of the Board	Robert D. Kennedy
/s/ Patrick Duff	/s/ Jeffrey M. Lipton
Patrick Duff	Jeffrey M. Lipton
/s/ Thomas P. Gerrity	/s/ Joe B. Wyatt
Thomas P. Gerrity	Joe B. Wyatt
/s/ John C. Hunter, III
John C. Hunter, III

EXHIBIT INDEX
32354: 32367:
Number	Description	Incorporated by Reference To
2-A	Agreement and Plan of Merger among Hercules, Water Acquisition Company and BetzDearborn Inc., dated July 30, 1998	Exhibit 2.1, BetzDearborn Inc. Current Report on Form 8-K, filed July 30, 1998
3-A.1	Restated Certificate of Incorporation of Hercules, as revised and amended July 6, 1988	Exhibit 3-A, Annual Report on Form 10-K filed March 26, 1993
3-A.2	Certificate of Amendment dated October 24, 1995, to Hercules' Restated Certificate of Incorporation as revised and amended July 5, 1998	Exhibit 4.1a, Registration Statement on Form S-3, filed September 15, 1998
3-B	By-Laws of Hercules, as revised and amended as of July 15, 2003	Exhibit 3.1, Quarterly Report on Form 10-Q filed August 7, 2003
4-A	Officers' Certificate, dated as of March 17, 1999, pursuant to the Junior Subordinated Debentures Indenture between Hercules and Chase	Exhibit 4.1, Current Report on Form 8‑K dated March 17, 1999
4-B	Form of Preferred Securities Guarantee by Hercules and Chase, with respect to Hercules Trust I	Exhibit 4.28, Amendment No. 1 to Registration Statement on Form S-3, filed October 29, 1998
4-C	Form of Amended and Restated Trust Agreement of Hercules Trust I	Exhibit 4.13, Amendment No. 1 to Registration Statement on Form S-3, filed October 29, 1998
4-D	Form of 9.42% Trust Originated Preferred Securities of Hercules Trust I	Exhibit 4.2, Current Report on Form 8-K, dated March 17, 1999
4-E	Form of 9.42% Junior Subordinated Deferrable Interest Debentures due 2029	Exhibit 4.3, Current Report on Form 8-K, dated March 17, 1999
4-F	Officers' Certificate, dated as of July 27, 1999, pursuant to the Junior Subordinated Debentures Indenture between Hercules and Chase, dated as of November 12, 1998	Exhibit 4.1, Current Report on Form 8-K, dated July 27, 1999
4-G	Amended and Restated Trust Agreement of Hercules Trust II, dated as of July 27, 1999, together with Annex I thereto	Exhibit 4.2, Current Report on Form 8-K, dated July 27, 1999
4-H	Unit Agreement, dated July 27, 1999, among Hercules, Hercules Trust II and The Chase Manhattan Bank, as unit agent	Exhibit 4.3, Current Report on Form 8-K, dated July 27, 1999
4-I	Warrant Agreement, dated July 27, 1999, between Hercules and The Chase Manhattan Bank, as warrant agent	Exhibit 4.4, Current Report on Form 8-K, dated July 27, 1999
4-J	Form of Series A Junior Subordinated Deferrable Interest Debentures	Exhibit 4.5, Current Report on Form 8-K, dated July 27, 1999
4-K	Form of Trust II Preferred Securities	Exhibit 4.6, Current Report on Form 8-K, dated July 27, 1999
4-L	Form of CRESTS Unit	Exhibit 4.7, Current Report on Form 8-K, dated July 27, 1999
4-M	Form of Warrant	Exhibit 4.8, Current Report on Form 8-K, dated July 27, 1999
4-N	Rights Agreement, dated as of August 24, 2000, between Hercules Incorporated and Chase Mellon Shareholder Services, L.L.C.	Exhibit 4.1 to Hercules Registration of Certain Classes of Securities on Form 8-A filed August 10, 2000
4-O

Indenture, dated as of November 14, 2000, between Hercules Incorporated, as issuer and Wells Fargo Bank Minnesota, N.A., as trustee (including the form of 11 1/8% senior notes due 2007 included as Exhibit A thereto).

Exhibit 4-A, Quarterly Report on Form 10-Q, filed November 14, 2000
4-P

Registration Rights Agreement, dated as of November 14, 2000, among Hercules Incorporated and all of its domestic subsidiaries and Donaldson, Lufkin & Jenrette Securities Corporation and Credit Suisse First Boston Corporation, as the initial purchasers.

Exhibit 4-B Quarterly Report on Form 10-Q, filed November 14, 2000
4-Q	Amendment No. 1 to the Hercules Incorporated Rights Agreement, dated as of June 5, 2003	Exhibit 4.2, Registration Statement on Form 8-A, filed June 5, 2003
4-R	Amendment No. 2 to the Hercules Incorporated Rights Agreement, dated as of August 21, 2003	Exhibit 4.1, Current Report on Form 8-K, filed September 22, 2003
10-A	Hercules Executive Survivor Benefit Plan	Exhibit 10-D, Annual Report on Form 10-K, filed March 27, 1981
10-B	Hercules Phantom Stock Plan	Exhibit E, Notice Annual Meeting and Proxy Statement, dated February 14, 1986
10-C	Hercules Deferred Compensation Plan	Exhibit 10-I, Annual Report on Form 10-K, filed March 29, 1988
10-D	Hercules Annual Management Incentive Compensation Plan	Exhibit 10-H, Annual Report on Form 10-K, filed March 26, 1993
10-E	Hercules 1993 Non-employee Director Stock Accumulation Plan	Exhibit 4.1, Registration Statement on Form S-8, filed July 16, 1993
10-F	Hercules Deferred Compensation Plan for Non-employee Directors	Exhibit 10-J, Annual Report on Form 10-K, filed March 26, 1993
10-G	Hercules Employee Pension Restoration Plan	Exhibit 10-L, Annual Report on Form 10-K, filed March 26, 1993
10-H	Form of Employment Contract between Hercules and certain of its officers	Exhibit 10-J, Annual Report on Form 10-K, filed March 29, 1988
10-I	Form of Indemnification Agreement between Hercules and certain officers and directors of Hercules	Annex II, Notice of Annual Meeting and Proxy Statement, dated February 19, 1987
10-J	Employment Agreement effective August 1, 1998, between Hercules and Vincent J. Corbo	Exhibit 10-T, Annual Report on Form 10-K, filed March 30, 1999
10-K	Hercules Amended and Restated Long Term Incentive Compensation Plan	Exhibit 10-K, Annual Report on Form 10-K, filed March 29, 2000
10-L	BetzDearborn Inc. Employee Stock Ownership and 401(k) Plan	Exhibit 10-L, Annual Report on Form 10-K, filed March 29, 2000
10-M	Underwriting Agreement, dated March 12, 1999, among Hercules, Hercules Trust I and the Underwriters named therein	Exhibit 1.1, Current Report on Form 8-K, dated March 17, 1999
10-N	CRESTS Units Underwriting Agreement, dated July 21, 1999, among Hercules, Hercules Trust II and the Underwriters named therein	Exhibit 1.1, Current Report on Form 8-K, dated July 27, 1999
10-O	Common Stock Underwriting Agreement, dated July 21, 1999, among Hercules and the Underwriters named therein	Exhibit 1.2, Current Report on Form 8-K, dated July 27, 1999
10-P

Share Purchase Agreement, dated as of August 10, 2000, among CP Kelco ApS (formerly known as Hercules Copenhagen ApS), Hercules Investment ApS, Hercules Incorporated, Lehman FG Newco, Inc., WSP, Inc. and Hercules Holding BV/BVBA

Exhibit 2-1, Current Report on Form 8-K, dated September 28, 2000
10-Q	Form of Change-of-Control Employment Agreements entered into as of August 24, 2000 by Hercules Incorporated and each of Robert C. Flexon and Craig A. Rogerson	Exhibit 10-19, Registration Statement S-4, filed August 9, 2001
10-R	Resignation Agreement, dated as of October 17, 2000, between Hercules Incorporated and Vincent J. Corbo	Exhibit 10-20, Registration Statement on Form S-4, filed August 9, 2001
10-S	Letter Agreement, dated November 1, 2000, between Hercules Incorporated and Harry J. Tucci	Exhibit 10-21, Registration Statement on Form S-4, filed August 9, 2001
10-T	Letter Agreement, dated November 1, 2000, between Hercules Incorporated and Thomas L. Gossage	Exhibit 10-B, Quarterly Report on Form 10-Q, filed May 16, 2001
10-U	Employment Agreement, effective as of May 8, 2001, between Hercules Incorporated and William H. Joyce	Exhibit 10-A, Quarterly Report on Form 10-Q, filed May 16, 2001
10-V	Change-of-Control Employment Agreement, dated as of May 8, 2001, by and between Hercules Incorporated and William H. Joyce	Exhibit 10-24, Registration Statement on Form S-4, filed August 9, 2001
10-W	Form of Change-of-Control Employment Agreements entered into as of June 15, 2001 by Hercules Incorporated and Richard G. Dahlen	Exhibit 10-25, Registration Statement S-4, filed August 9, 2001
10-X	Separation Agreement and General Release of Claims, dated June 22, 2001, between Hercules Incorporated and June B. Barry	Exhibit 10-26, Registration Statement on Form S-4, filed August 9, 2001
10-Y	Separation Agreement and General Release of Claims, dated June 21, 2001, between Hercules Incorporated and George MacKenzie	Exhibit 10-27, Registration Statement on Form S-4, filed August 9, 2001
10-Z	Change-of-Control Employment Agreement, dated as of July 2, 2001, by and between Hercules Incorporated and Fred G. Aanonsen	Exhibit 10-28, Registration Statement on Form S-4, filed August 9, 2001
10-Aa	Stock and Asset Purchase Agreement, dated as of February 12, 2002, by and among Hercules Incorporated, General Electric Company and Falcon Acquisition Corp.	Exhibit 10.1, Current Report on Form 8-K, dated February 12, 2002
10-Bb	Amendment 2002-1 to Amended and Restated Long Term Incentive Compensation Plan	Exhibit I, Proxy Statement, dated May 15, 2002
10-Cc	Amendment 2002-1 to Non-Employee Director Stock Accumulation Plan	Exhibit II, Proxy Statement, dated May 15, 2002
10-Dd

Credit Agreement, dated December 20, 2002, among Hercules Incorporated, certain subsidiaries of Hercules, several banks and other financial institutions identified in the agreement and Credit Suisse First Boston, as administrative agent

Exhibit 10-Dd, Annual Report on Form 10-K, filed March 31, 2003
10-Ee	Hercules Incorporated Compensation Benefits Grantor Trust Agreement for Management Employees	Exhibit 10-Ee, Annual Report on Form 10-K/A, filed May 1, 2003
10-Ff	Hercules Incorporated Compensation Benefits Grantor Trust Agreement for Non-employee Directors	Exhibit 10-Ee, Annual Report on Form 10-K/A, filed May 1, 2003
10-Gg	Amended and restated Hercules Incorporated Management Incentive compensation Plan, dated February 21, 2003	Exhibit 10-Gg Annual Report on Form 10-K/A, filed May 1, 2003
10-Hh	Hercules Deferred Compensation Plan, restated December 1995	Exhibit 10-B, Quarterly Report on Form 10-Q, filed May 15, 2003
10-Ii	Employment Offer Letter - Fred G. Aanonsen, dated June 27, 2001	Exhibit 10-C, Quarterly Report on Form 10-Q, filed May 15, 2003
10-Jj	Employment Offer Letter - Robert C. Flexon, dated May 12, 2000	Exhibit 10-D, Quarterly Report on Form 10-Q, filed May 15, 2003
10-Kk	Hercules Executive Survivor Benefit Plan II dated January 1, 1987 - Benefit Structure is only applicable to one executive officer	Exhibit 10-E, Quarterly Report on Form 10-Q, filed May 15, 2003
10-Ll	First Amendment of Employment Agreement, effective on May 1, 2003, between Hercules Incorporated and William H. Joyce	Exhibit 10.1, Quarterly Report on Form 10-Q, filed November 7, 2003
10-Mm*

First Amendment to Credit Agreement, dated December 17, 2003, among Hercules Incorporated, certain subsidiaries of Hercules several banks and other financial institutions identified in the agreement and Credit Suisse First Boston, as administrative agent

10-Nn*	Change of Control Employment Agreement, dated April 15, 2002, by and between Hercules Incorporated and John Y. Televantos
14	Directors Code of Business Conduct and Ethics	Appendix VII, Proxy Statement dated June 20, 2003
18*	Letter Regarding Change in Accounting Principles
21.1	Subsidiaries of Registrant	See Part II, Item 8 on page 84 of this Form 10-K
23.1*	Consent of Independent Accountants
31.1*	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Vice President and Controller Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Vice President and Controller Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Filed herewith