Form 10-K/A
period 2003-03-25
HERCULES INC
filed 2004-03-25
CIK 46989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

                Portions of the registrant's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (the "Proxy Statement"), when filed, will be incorporated by reference in Part III of our Annual Report on Form 10-K.  Other documents incorporated by reference in our Annual Report on Form 10-K are listed in the Exhibit Index (see page 68).

EXPLANATORY NOTE

Hercules Incorporated (the "Company" or "Hercules") has determined that two line items within the "Cash Flow From Operating Activities" section of the Consolidated Statements of Cash Flows included in Part II, Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K filed on March 15, 2004 ("Form 10-K") by Hercules were misstated by equal and offsetting amounts.  Accordingly, the Company is filing this 10-K/A to correct these line items, as shown below:

	(Dollars in millions)
	December 31, 2003
	As Previously Reported	As Corrected
Income taxes payable	$(156)	$(88)
Non-current assets and liabilities	72	4

Other than the line items described above, no changes have been made to the Consolidated Financial Statements and the Form 10-K has not otherwise been updated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

REQUIRED SUPPLEMENTARY DATA

HERCULES INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS	Page
Report of Independent Auditors...................................................................................................................................................	4
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001......................................	5
Consolidated Balance Sheets as of December 31, 2003 and 2002.............................................................................................	6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.....................................	7
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2003, 2002 and 2001......	8
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001....	9
Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements........................................	10
SUPPLEMENTARY DATA

Summary of Quarterly Results (Unaudited).................................................................................................................................	62
Valuation and Qualifying Accounts.............................................................................................................................................	65

Report of Independent Auditors

To the Shareholders and Board of Directors

of Hercules Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 65 present fairly, in all material respects, the financial position of Hercules Incorporated and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 65 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

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

Hercules Incorporated
Consolidated Statements of Cash Flow
	(Dollars in millions)
	2003	2002	2001
Cash Flow From Operating Activities:
Net income (loss)	$45	$(611)	$(53)
Net (income) loss from discontinued operations	(4)	196	(56)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation	73	71	77
Amortization	27	29	57
Provision for deferred income taxes	8	17	(64)
Gain on disposals	(4)	-	(77)
Impairment charges	2	368	3
Non-cash charges	10	62	72
Accruals and deferrals of cash receipts and payments (net of acquisitions and dispositions):
Affiliates' earnings in excess of dividends received	-	(2)	9
Accounts receivable	14	(7)	65
Inventories	(7)	(5)	6
Accounts payable and accrued expenses	(57)	(115)	(214)
Income taxes payable	(88)	(148)	122
Non-current assets and liabilities	4	(70)	(45)
Net cash provided by (used in) continuing operations	23	(215)	(98)
Cash Flow From Investing Activities:
Capital expenditures	(48)	(43)	(52)
Proceeds of investment and fixed asset disposals	10	1,816	356
Decrease (increase) in restricted cash	125	(125)	-
Acquisitions, net of cash acquired	(10)	-	-
Investment in CRESTS Units preferred securities	(27)	-	-
Other, net	(2)	11	(9)
Net cash provided by investing activities from continuing operations	48	1,659	295
Cash Flow From Financing Activities:
Long-term debt proceeds	-	450	349
Long-term debt payments	(165)	(1,776)	(626)
Change in short-term debt	(1)	(8)	(107)
Payment of debt issuance costs and underwriting fees	-	(5)	-
Repurchase of CRESTS Units warrants	(7)	-	-
Common stock issued	2	5	15
Common stock reacquired	-	-	(1)
Net cash used in financing activities	(171)	(1,334)	(370)
Effect of exchange rate changes on cash	16	(2)	(3)
Net cash flow from discontinued operations (Note 25)	-	25	198
Net (decrease) increase in cash and cash equivalents	(84)	133	22
Cash and cash equivalents at beginning of year	209	76	54
Cash and cash equivalents at end of year	$125	$209	$76
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$122	$96	$157
Preferred security distributions of subsidiary trusts	-	57	61
Income taxes, net of refunds received	65	142	37
Non-cash investing and financing activities:
Acquisition of minority interest	2	-	-
Incentive and other employee benefit stock plan issuances	19	7	11
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

Hercules Incorporated

Notes to Consolidated Financial Statements

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

	(Dollars in millions, except per share)
	Year Ended December 31
	2003	2002	2001
Net income (loss) before cumulative effect of changes in accounting principle:
As reported	$78	$(243)	$(53)
Goodwill amortization	-	-	50
Adjusted net income (loss) before cumulative effect of changes in accounting
principle:	$78	$(243)	$(3)
Basic and diluted net earnings (loss) per share before cumulative effect of changes in accounting principle:
As reported	$0.73	$(2.29)	$(0.51)
Goodwill amortization	-	-	0.48
Adjusted basic and diluted earnings (loss) per share before cumulative effect of changes in accounting principle	$0.73	$(2.29)	$(0.03)
Net income (loss):
As reported	$45	$(611)	$(53)
Goodwill amortization	-	-	50
Adjusted net income (loss)	$45	$(611)	$(3)
Basic and diluted net earnings (loss) per share:
As reported	$0.42	$(5.76)	$(0.51)
Goodwill amortization	-	-	0.48
Adjusted basic and diluted earnings (loss) per share	$0.42	$(5.76)	$(0.03)

Accumulated amortization for goodwill upon adoption of SFAS 142 was $185 million.  The following table shows changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003, by operating segment:

	(Dollars in millions)
		Engineered
	Performance	Materials
	Products	& Additives	Total
Balance at January 1, 2002	$1,725	$172	$1,897
Discontinued operations
BetzDearborn	(923)	-	(923)
Total discontinued operations	(923)		(923)
Impairment losses
BetzDearborn, discontinued operations	(179)	-	(179)
BetzDearborn, cumulative effect	(267)	-	(267)
FiberVisions, cumulative effect	-	(87)	(87)
Total impairment losses	(446)	(87)	(533)
Foreign currency translation	27	-	27
Balance at December 31, 2002	383	85	468
Foreign currency translation	50	-	50
Balance at December 31, 2003	$433	$85	$18

The following table provides information regarding the Company's other intangible assets with finite lives:

	Customer	Trademarks &	Other
	Relationships	Tradenames	Intangibles	Total
Gross Carrying Amount
Balance, December 31, 2002	$89	$72	$94	$255
Balance, December 31, 2003	89	72	91	252

Accumulated Amortization
Balance, December 31, 2002	$9	$8	$40	$57
Balance, December 31, 2003	12	9	44	65

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

The reconciliation of the U.S. statutory income tax rate to the effective rate from continuing operations is:

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

The accumulated benefit obligations for the U.S. defined benefit pension plans were $1,325 million and $1,227 million at December 31, 2003 and 2002, respectively.

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

At December 31, 2003 and 2002, the pension plan in the U.S. had a projected benefit obligation in excess of plan assets.  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan in the U.S. were as follows:

	(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2003	2002	2003	2002
Projected benefit obligation	$1,421	$1,309	$204	$207
Accumulated benefit obligation	1,325	1,227	204	207
Fair value of plan assets	1,115	966	-	1

Information about the expected cash flows for the U.S. defined benefit pension and other postretirement benefit plans follows.

	(Dollars in millions)
	Pension Benefits			Other Postretirement Benefits
	Qualified Plan	Non-qualified Plan	Total
Expected employer contributions for 2004	$ 40	$ -	$ 40	$-
Expected benefit payments
2004	86	5	91	22
2005	84	5	89	22
2006	83	5	88	21
2007	83	5	88	20
2008	83	5	88	19
2009-2013	437	23	460	82

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

In developing an investment strategy, the Company has considered the following factors: the nature of the plan's liabilities, the allocation of such liabilities between active members and retired members, the funded position of the plan, the net cash flow of the plan, the investment horizon of the plan, the size of the plan, historical and expected capital market returns and the benefits of investment diversification.

The Company manages the assets with the primary objective of maximizing the long-term investment return given available market opportunities and moderate levels of risk consistent with the nature and purpose of the plan.  To achieve the stated investment objectives, the Company, from time to time, reviews and confirms the following assertions: that plan assets are fully invested in the capital markets; that equity investments provide greater long-term returns than fixed income investments, although with greater short-term volatility; that prudent diversification across major asset classes provides the potential for enhanced long-term returns and decreased portfolio risk; that investment managers with active mandates can reduce portfolio risk below market risk and potentially add value through security selection strategies; that it is appropriate to retain multiple investment managers provided that such managers offer asset class or style diversification; and that the investment performance of the portfolio, the various asset classes and the individual investment managers be reviewed regularly against policy objectives.

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

Below is a summary of outstanding stock option grants under the incentive compensation plans during 2001, 2002 and 2003:

	Regular		Performance-Accelerated
	Number of Shares	Weighted-average Price	Number of Shares	Weighted-average Price
December 31, 2000	11,149,928	$31.57	6,084,425	$43.47
Granted	2,806,525	$11.58	-	$-
Exercised	(44,400)	$15.01	(187,500)	$14.06
Forfeited	(663,255)	$25.89	(129,600)	$43.61
December 31, 2001	13,248,798	$27.51	5,767,325	$44.42
Granted	2,031,699	$11.88	-	$-
Exercised	(4,275)	$11.28	-	$-
Forfeited	(2,068,588)	$26.91	(578,400)	$49.00
December 31, 2002	13,207,634	$25.21	5,188,925	$43.91
Granted	21,000	$10.09	-	$-
Exercised	-	$0.00	-	$-
Forfeited	(922,075)	$32.34	(409,225)	$46.77
December 31, 2003	12,306,559	$24.47	4,779,700	$43.66

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

Following is a summary of regular stock options exercisable at December 31, 2001, 2002 and 2003, and their respective weighted-average share prices:

	Number of	Weighted-average
Options Exercisable	Shares	Exercise Price
December 31, 2001	9,471,983	$ 33.04
December 31, 2002	9,150,134	$ 31.05
December 31, 2003	10,973,895	$ 26.09

At December 31, 2001, 2002 and 2003, respectively, there were no performance-accelerated stock options exercisable. Following is a summary of stock options outstanding at December 31, 2003:

	Outstanding Options			Exercisable Options
	Number Outstanding at 12/31/2003	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable 12/31/2003	Weighted-average Exercise Price
Regular Stock Options
$8.50 - $11.75	1,484,825	7.72	$11.21	1,231,355	$11.24
$11.76 - $15.00	3,227,699	7.95	$11.98	2,120,505	$12.01
$15.01 - $22.50	1,862,875	6.16	$17.16	1,862,875	$17.16
$22.51 - $33.75	1,675,775	4.69	$25.86	1,687,775	$25.92
$33.76 - $40.00	2,708,060	4.25	$38.31	2,714,060	$38.31
$40.01 - $60.00	1,347,325	3.10	$49.57	1,357,325	$49.57
	12,306,559			10,973,895
Performance-Accelerated Stock Options
$24.00 - $36.00	638,400	4.99	$31.74	-	-
$36.01 - $45.00	1,207,355	4.63	$38.29	-	-
$45.01 - $50.00	2,468,720	2.95	$47.09	-	-
$50.01 - $61.00	465,225	2.06	$55.81	-	-
	4,779,700			-

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

The following table provides a reconciliation of the changes in the asset retirement obligations during the period.

	(Dollars in millions)
		SFAS 143 Adoption
	Balance January 1, 2003	Cumulative Effect Adjustment	Capitalized Retirement Obligations	Liabilities Settled	Accretion	Balance December 31, 2003
Capitalized remediation costs	$18	$(18)	$-	$-	$-	$-
Environmental Remediation Liabilities:
SFAS 143 ARO sites	(85)	(26)	(2)	12	(2)	(103)
Non-SFAS 143 sites	(3)	-	-	-	-	(3)
	$(70)	$(44)	$(2)	$12	$(2)	$(106)

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

In November 2002, an action for declaratory judgment was filed in the U.S. District Court for the District of Delaware under the caption of Atofina Chemicals, Inc. and Atofina v. Hercules Incorporated (Civil Action No. 02-1613).  In this action, Atofina sought a declaratory judgment that Hercules cannot recover antitrust damages for purchases of monochloracetic acid ("MCAA") that Hercules made outside of the United States or for purchases from producers of MCAA not alleged to have participated in any conspiracy to fix prices and allocate the market for MCAA.  In response, Hercules counter-claimed, seeking damages from and injunctive relief against Akzo Nobel Chemicals, Atofina Chemicals, Hoechst AG, Hoechst Celanese, Clariant and others related to the fixing of prices of MCAA and sodium monochloracetate from approximately 1995 through 2000.  The lawsuit is in pre-trial proceedings.  Hercules has settled with some of the parties.  The terms of the settlements are confidential.

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

On February 9, 2004, the U.S. District Court for the Eastern District of New York issued a series of rulings granting several motions filed by defendants in the two cases that had been remanded to the U.S. District Court by the U.S. Court of Appeals for the Second Circuit on remand from the U.S. Supreme Court (In re: "Agent Orange" Product Liability Litigation: Joe Isaacson, et al v. Dow Chemical Company, et al. and Daniel Ray Stephenson, et al. v. Dow Chemical Company, et al.  (MDL 381, CV 98-6383 (JBW), CV 99-3056 (JBW))).  In relevant part, those rulings held that plaintiffs' claims against the defendant manufacturers of Agent Orange are properly removable to federal court under the "federal officer removal statute" and that such claims are subject to dismissal by application of the "government contractor defense."  The Court then dismissed plaintiffs' claims, but stayed its decision until October 12, 2004, to permit plaintiffs time to pursue additional discovery to support their position that the government contractor defense should not apply to their claims, and to seek reconsideration of the Court's dismissal order.

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

Intersegment sales are eliminated in consolidation.

	(Dollars in millions)
Industry Segments	Performance Products	Engineered Materials and Additives	Corporate		Consolidated
2003
Net sales	$1,483	$363	$-		$1,846
Profit (loss) from operations	262	9	(16)	(c)	255
Interest and debt expense					131
Preferred security distributions of subsidiary trusts					-
Other expense, net					29
Income before income taxes and equity income (loss)					95
Capital employed (a)	1,189	287	(48)	(b)	1,428
Capital expenditures	39	5	4		48
Depreciation and amortization	74	21	5		100

2002*
Net sales	$1,385	$320	$-		$1,705
Profit (loss) from operations	243	18	(41)	(c)	220
Interest and debt expense					99
Preferred security distributions of subsidiary trusts					58
Other expense, net					115
Loss before income taxes and equity income (loss)					(52)
Capital employed (a)	1,085	235	64	(b)	1,384
Capital expenditures	31	9	3		43
Depreciation and amortization	72	18	10		100

2001*
Net sales	$1,351	$425	$-		$1,776
Profit (loss) from operations	154	11	19	(d)	184
Interest and debt expense					204
Preferred security distributions of subsidiary trusts					58
Other expense, net					8
Loss before income taxes and equity income (loss)					(86)
Capital employed (a)	479	116	2,697	(b)	3,292
Capital expenditures	35	10	7		52
Depreciation and amortization	80	32	22		134

*Prior year information has been restated for the Company's change in method of accounting for its Employee Stock Ownership Plan (see Note 1).

Geographic Areas	United States	Europe	Americas (e)	Asia Pacific	Total
2003
Net Sales	$ 885	$ 693	$ 94	$ 174	$ 1,846
Property, plant and equipment, net	344	303	12	18	677

2002
Net Sales (f)	$ 870	$ 586	$ 89	$ 160	$ 1,705
Property, plant and equipment, net	350	280	12	21	663

2001
Net Sales (f)	$ 928	$ 587	$ 104	$ 157	$ 1,776
Property, plant and equipment, net	523	302	41	37	903

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

Fair Values

The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2003 and 2002:

	(Dollars in millions)
	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Investment securities (available for sale)	$1	$1	$2	$2
Long-term debt	(1,326)	(1,364)	(738)	(777)
Company-obligated preferred securities of subsidiary trusts	-	-	(624)	(517)
Foreign exchange contracts	-	1	-	-

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

Company-obligated preferred securities of subsidiary trusts: Year-end interest rates and Company common stock price.

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

Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2003	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$509	$445	$1,024	$ (132)	$1,846
Cost of sales	332	320	643	(128)	1,167
Selling, general, and administrative expenses	84	84	192	-	360
Research and development	17	17	5	-	39
Goodwill and intangible asset amortization	6	2	-	-	8
Other operating expenses (income), net	9	4	4	-	17

Profit (loss) from operations	61	18	180	(4)	255

Interest and debt expense (income), net	174	(59)	16	-	131
Preferred security distributions of subsidiary trusts	-	-	-	-	-
Other (expense) income, net	(23)	(5)	(1)	-	(29)

(Loss) income before income taxes and equity income (loss)	(136)	72	163	(4)	95

(Benefit) provision for income taxes	(52)	29	46	(2)	21

Equity income (loss) of affiliated companies	-	(1)	1	-	-
Equity income (loss) from consolidated subsidiaries	158	15	2	(175)	-
Net income (loss) from continuing operations	74	57	120	(177)	74

Net income on discontinued operations, net of tax	4	-	-	-	4
Net income (loss) before cumulative effect of change in
accounting principle	78	57	120	(177)	78
Cumulative effect of change in accounting principle, net of tax	(33)	-	-	-	(33)

Net income (loss)	$ 45	$ 57	$ 120	$ (177)	$ 45

Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2002	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$536	$423	$890	$(144)	$1,705
Cost of sales	333	294	557	(144)	1,040
Selling, general, and administrative expenses	94	73	181	-	348
Research and development	19	17	6	-	42
Goodwill and intangible asset amortization	5	3	1	-	9
Other operating (income) expense, net	(11)	31	26	-	46

Profit (loss) from operations	96	5	119	-	220

Interest and debt expense (income), net	215	(75)	(41)	-	99
Preferred security distributions of subsidiary trusts	-	-	58	-	58
Other (expense) income, net	(120)	-	4	1	(115)

(Loss) income before income taxes and equity income (loss)	(239)	80	106	1	(52)

(Benefit) provision for income taxes	(59)	35	21	-	(3)

Equity income (loss) of affiliated companies	-	2	-	-	2
Equity income (loss) from consolidated subsidiaries	133	(115)	5	(23)	-
Net (loss) income from continuing operations	(47)	(68)	90	(22)	(47)

Net (loss) income on discontinued operations, net of tax	(196)	18	12	(30)	(196)
Net (loss) income before cumulative effect of change in
accounting principle	(243)	(50)	102	(52)	(243)
Cumulative effect of change in accounting principle, net of tax	(368)	(233)	(135)	368	(368)

Net (loss) income	$ (611)	$(283)	$ (33)	$316	$ (611)

Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2001	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$587	$565	$888	$ (264)	$1,776
Cost of sales	381	442	574	(264)	1,133
Selling, general, and administrative expenses	77	118	203	-	398
Research and development	29	16	8	-	53
Goodwill and intangible asset amortization	3	11	10	-	24
Other operating (income) expense, net	(60)	34	10	-	(16)

Profit (loss) from operations	157	(56)	83	-	184

Interest and debt expense (income), net	342	(108)	(30)	-	204
Preferred security distributions of subsidiary trusts	-	-	58	-	58
Other (expense) income, net	(13)	11	(6)	-	(8)

(Loss) income before income taxes and equity income (loss)	(198)	63	49	-	(86)

(Benefit) provision for income taxes	(28)	28	14	-	14

Equity income (loss) of affiliated companies	-	1	(10)	-	(9)
Equity income (loss) from consolidated subsidiaries	61	(10)	1	(52)	-
Net (loss) income before continuing operations	(109)	26	26	(52)	(109)

Net income (loss) from discontinued operations, net of tax	56	16	32	(48)	56
Net (loss) income before cumulative effect of change
accounting principle	(53)	42	58	(100)	(53)
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-

Net (loss) income	$(53)	$ 42	$ 58	$ (100)	$(53)

Condensed Consolidating Balance Sheet
December 31, 2003	(Dollars in millions)
	Unconsolidated						Consolidated
		Guarantor		Non-Guarantor		Eliminations &
Assets	Parent	Subsidiaries		Subsidiaries		Adjustments
Current assets
Cash and cash equivalents	$ 9	$ 2		$ 114		$ -	$ 125
Restricted cash	-	-		-		-	-
Accounts and notes receivable, net	121	55		239		-	415
Intercompany receivable	70	21		32		(123)	-
Inventories	46	58		97		(14)	187
Deferred income taxes	94	-		9		(10)	93
Total current assets	340	136	-	491	-	(147)	820
Property, plant and equipment, net	168	167		342		-	677
Investments in subsidiaries and advances, net	2,248	92		51		(2,391)	-
Goodwill and other intangible assets, net	223	90		392		-	705
Long-term deferred income taxes	133	-		13		(119)	27
Deferred charges and other assets	460	10		67		-	537
Total assets	$ 3,572	$ 495		$ 1,356		$ (2,657)	$ 2,766
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 56	$ 18		$ 118		$ -	$ 192
Accrued expenses	142	52		59		(10)	243
Intercompany payable	8	73		42		(123)	-
Short-term debt	2	-		20		-	22
Total current liabilities	208	143		239		(133)	457
Long-term debt	1,300	-		26		-	1,326
Deferred income taxes	-	119		78		(119)	78
Other postretirement benefits and other liabilities	696	73		70		-	839
Company-obligated preferred securities of							-
subsidiary trusts	-	-		-		-
Intercompany notes payable (receivable)	1,302	(1,090)		(213)		1	-
Stockholders' equity	66	1,250		1,156		(2,406)	66
Total liabilities and stockholders' equity	$ 3,572	$ 495		$ 1,356		$ (2,657)	$ 2,766

Condensed Consolidating Balance Sheet
December 31, 2002	(Dollars in millions)
	Unconsolidated						Consolidated
		Guarantor		Non-Guarantor		Eliminations &
Assets	Parent	Subsidiaries		Subsidiaries		Adjustments
Current assets
Cash and cash equivalents	$ 131	$ 7		$ 71		$ -	$ 209
Restricted cash	125	-		-		-	125
Accounts and notes receivable, net	122	55		218		-	395
Intercompany receivable	80	23		27		(130)	-
Inventories	46	53		79		(11)	167
Deferred income taxes	28	22		(4)		-	46
Total current assets	532	160	-	391	-	(141)	942
Property, plant and equipment, net	177	162		324		-	663
Investments in subsidiaries and advances, net	2,351	67		51		(2,469)	-
Goodwill and other intangible assets, net	234	91		341		-	666
Long-term deferred income taxes	-	-		15		-	15
Deferred charges and other assets	431	13		77		-	521
Total assets	$ 3,725	$ 493		$ 1,199		$ (2,610)	$ 2,807
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 55	$ 18		$ 103		$ -	$ 176
Accrued expenses	95	113		69		-	277
Intercompany payable	11	76		43		(130)	-
Short-term debt	126	-		19		-	145
Total current liabilities	287	207		234		(130)	598
Long-term debt	701	-		37		-	738
Deferred income taxes	(105)	116		69		-	80
Other postretirement benefits and other liabilities	742	74		74		-	890
Company-obligated preferred securities of	-	-		624		-	624
subsidiary trusts
Intercompany notes payable (receivable)	2,223	(1,039)		(1,184)		-	-
Stockholders' equity	(123)	1,135		1,345		(2,480)	(123)
Total liabilities and stockholders' equity	$3,725	$ 493		$ 1,199		$ (2,610)	$ 2,807

Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2003	(Dollars in millions)
	Unconsolidated			Eliminations & Adjustments	Consolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries

Net Cash Provided By (Used In) Operations	$ 13	$ 53	$ 129	$ (172)	$ 23

Cash Flow From Investing Activities:
Capital expenditures	(13)	(13)	(22)	-	(48)
Proceeds of investment and fixed asset disposals	4	1	5	-	10
Acquisitions, net of cash acquired	-	-	(10)	-	(10)
Decrease in restricted cash	125	-	-	-	125
Investment in trust preferred securities	(27)	-	-	-	(27)
Other, net	(2)	1	(1)	-	(2)
Net cash provided by (used in) investing activities	87	(11)	(28)	-	48

Cash Flow From Financing Activities:
Long-term debt repayments	(151)	-	(14)	-	(165)
Change in short-term debt	-	-	(1)	-	(1)
Change in intercompany, non-current	(66)	(47)	(104)	217	-
Repurchase of warrants	(7)	-	-	-	(7)
Common stock issued	2	-	-	-	2
Dividends paid	-	-	45	(45)	-
Net cash (used in) provided by financing activities	(222)	(47)	(74)	172	(171)

Effect of exchange rate changes on cash	-	-	16	-	16
Net (decrease) increase in cash and cash equivalents	(122)	(5)	43	-	(84)
Cash and cash equivalents at beginning of year	131	7	71	-	209
Cash and cash equivalents at end of year	$ 9	$ 2	$ 114	$ -	$ 125

Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2002	(Dollars in millions)
	Unconsolidated			Eliminations & Adjustments	Consolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries

Net Cash (Used In) Provided By Operations	$ (340)	$ (142)	$ 353	$ (86)	$(215)

Cash Flow From Investing Activities:
Capital expenditures	(17)	(8)	(18)	-	(43)
Proceeds of investment and fixed asset disposals	1,813	2	1	-	1,816
Increase in restricted cash	(125)	-	-	-	(125)
Other, net	11	-	-	-	11
Net cash provided by (used in) investing activities	1,682	(6)	(17)	-	1,659

Cash Flow From Financing Activities:
Long-term debt proceeds	450	-	-	-	450
Long-term debt repayments	(1,680)	(83)	(13)	-	(1,776)
Change in short-term debt	(4)	-	(4)	-	(8)
Payment of debt issuance costs and underwriting fees	(5)	-	-	-	(5)
Change in intercompany, non-current	15	221	(285)	49	-
Common stock issued	5	-	-	-	5
Dividends paid	-	-	(37)	37	-
Net cash (used in) provided by financing activities	(1,219)	138	(339)	86	(1,334)

Net cash flow provided by discontinued operations	-	5	20	-	25
Effect of exchange rate changes on cash	-	-	(2)	-	(2)
Net increase (decrease) in cash and cash equivalents	123	(5)	15	-	133
Cash and cash equivalents at beginning of year	8	12	56	-	76
Cash and cash equivalents at end of year	$ 131	$ 7	$ 71	$ -	$ 209

Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2001	(Dollars in millions)
	Unconsolidated			Eliminations & Adjustments	Consolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries

Net Cash (Used In) Provided By Operations	$ (442)	$ 278	$ 84	$ (18)	$ (98)

Cash Flow From Investing Activities:
Capital expenditures	(11)	(15)	(26)	-	(52)
Proceeds of investment and fixed asset disposals	229	5	122	-	356
Other, net	-	-	(9)	-	(9)
Net cash provided by (used in) investing activities	218	(10)	87	-	295

Cash Flow From Financing Activities:
Long-term debt proceeds	347	-	2	-	349
Long-term debt repayments	(585)	(16)	(25)	-	(626)
Change in short-term debt	-	-	(107)	-	(107)
Change in intercompany, non-current	455	(379)	(76)	-	-
Common stock issued	15	-	-	-	15
Common stock reacquired	(1)	-	-	-	(1)
Dividends paid	-	-	(18)	18	-
Net cash provided by (used in) financing activities	231	(395)	(224)	18	(370)

Net cash flow provided by discontinued operations	-	132	66	-	198
Effect of exchange rate changes on cash	-	-	(3)	-	(3)
Net increase in cash and cash equivalents	7	5	10	-	22
Cash and cash equivalents at beginning of year	1	7	46	-	54
Cash and cash equivalents at end of year	$ 8	$ 12	$ 56	$ -	$ 76

Hercules Incorporated
Summary of Quarterly Results (Unaudited)
	(Dollars in millions, except per share)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Net sales	$ 447	$ 402	$ 478	$ 437	$ 463	$ 443	$ 458	$ 423	$1,846	$1,705
Cost of sales	284	243	298	267	289	272	296	258	1,167	1,040
Selling, general and administrative expenses	91	86	90	83	89	86	90	93	360	348
Research and development	10	10	10	11	9	11	10	10	39	42
Goodwill and intangible asset amortization	2	2	2	3	2	2	2	2	8	9
Other operating expense (income), net	(1)	5	2	19	9	11	7	11	17	46

Profit from operations	61	56	76	54	65	61	53	49	255	220
									-
Interest and debt expense	34	38	33	26	32	17	32	18	131	99
Preferred security distributions of subsidiary trusts	-	15	-	14	-	15	-	14	-	58
Other expense (income), net	4	4	6	45	7	67	12	(1)	29	115

(Loss) income before income taxes and equity (loss) income	23	(1)	37	(31)	26	(38)	9	18	95	(52)
Provision (benefit) for income taxes	9	2	5	(9)	9	(4)	(2)	8	21	(3)

Loss before equity (loss) income	14	(3)	32	(22)	17	(34)	11	10	74	(49)
Equity (loss) income of affiliated companies, net of tax	-	-	-	1	-	-	-	1	-	2
Net (loss) income from continuing operations before discontinued
operations and cumulative effect of change in accounting principle	14	(3)	32	(21)	17	(34)	11	11	74	(47)

Net (loss) income on discontinued operations, net of tax	-	(207)	2	11	-	-	2	-	4	(196)

Net (loss) income before cumulative effect of change
in accounting principle	14	(210)	34	(10)	17	(34)	13	11	78	(243)

Cumulative effect of change in accounting principle, net of tax	(28)	(368)	-	-	-	-	(5)	-	(33)	(368)
Net (loss) income	$ (14)	$ (578)	$34	$ (10)	$17	$ (34)	$ 8	$11	$45	$ (611)

(Loss) earnings per share

Basic (loss) earnings per share
Continuing operations	$ 0.13	$(0.03)	$ 0.30	$(0.19)	$ 0.16	$(0.32)	$ 0.10	$0.10	$ 0.69	$(0.44)
Discontinued operations	$ -	$(1.95)	$ 0.02	$ 0.10	$ -	$ -	$ 0.02	$ -	$ 0.04	$(1.85)
Cumulative effect of change in accounting principle	$(0.26)	$(3.47)	$ -	$ -	$ -	$ -	$(0.05)	$ -	$(0.31)	$(3.47)
Net (loss) income	$(0.13)	$(5.45)	$ 0.32	$(0.09)	$ 0.16	$(0.32)	$ 0.07	$0.10	$ 0.42	$(5.76)

Diluted (loss) earnings per share
Continuing operations	$ 0.13	$(0.03)	$ 0.30	$(0.19)	$0.16	$ (0.32)	$ 0.10	$0.10	$ 0.69	$(0.44)
Discontinued operations	$ -	$(1.95)	$ 0.02	$ 0.10	$ -	$ -	$ 0.02	$ -	$ 0.04	$(1.85)
Cumulative effect of change in accounting principle	$(0.26)	$(3.47)	$ -	$ -	$ -	$ -	$(0.05)	$ -	$(0.31)	$(3.47)
Net (loss) income	$(0.13)	$(5.45)	$ 0.32	$(0.09)	$0.16	$ (0.32)	$ 0.07	$ 0.10	$ 0.42	$(5.76)
*Quarters prior to 4th quarter 2003 have been restated for the Company's change in accounting for its Employee Stock Ownership Plan (see Note 1).

Hercules Incorporated Principal Consolidated Subsidiaries as of December 31, 2003

Argentina	Hong Kong
Hercules Argentina S.A.	Hercules China Limited
Australia	India
Little H Pty Ltd.	Hercules Industrial Chemicals Private Limited
Austria	Indonesia
Hercules Austria GmbH	P.T. Hercules Chemicals Indonesia
Bahamas	Italy
Hercules International Trade Corporation Limited	Hercules Italia SpA
Belgium	Japan
Hercules Beringen B.V.B.A.	Hercules Japan Ltd.
Hercules Doel B.V.B.A.	Korea
Hercules Europe B.V.B.A.	Hercules Korea Chemical Co. Ltd.
Hercules Holding B.V./B.V.B.A.	Liechtenstein
Bermuda	Organa Trust, Registered
Curtis Bay Insurance Co. Ltd.	Luxembourg
Brazil	Hercules Investments S.a.r.l.
Hercules do Brasil Produtos Quimicos Ltda.	Mexico
British Virgin Islands	Hercules Services Mexico S.A. de C.V.
Ever Success Overseas Limited	Hercules Mexico, S.A. de C.V.
Canada	Netherlands
Hercules Canada (2002) Inc.	Aqualon France B.V.
Chile	Hercules B.V.
Hercules Chile Limitada	Hercules Chemicals B.V.
China	Hercules Holding Specialty Materials B.V.
FiberVisions (China) Textile Products Ltd.	Norway
Hercules Chemicals (Jiangmen) Company Limited	Hercules Norway AS
Hercules Trading (Shanghai) Company Ltd.	Peru
Shanghai Hercules Chemicals Co., Ltd. (1)	Hercules Peru S.R.L.
Colombia	Poland
Hercules Americas (Colombia) Ltda.	Hercules Polska Sp. z.o.o.
Czech (Republic)	Portugal
Hercules CZ s.r.o.	Misan Portuguesa Lda.
Denmark	Russia
FiberVisions, A/S	Hercules Russia L.L.C.
Hercules Investments ApS	Singapore
Finland	Hercules Chemical Solutions Pte Ltd.
Hercules Finland OY	South Africa
France	Hercules Chemicals South Africa (Proprietary) Limited
Aqualon France B.V.	Spain
Hercules SA	Hercules Quimica S.A.
Germany	Sweden
Abieta Chemie GmbH (1)	Hercules AB
Hercules Deutschland GmbH	Switzerland
Hercules GmbH	FiberVisions A.G./FiberVisions Ltd.

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

Hercules Incorporated

PART IV

ITEM 15.                                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this Report:

    1.    Consolidated Financial Statements

Page
Report of Independent Auditors.....................................................................................................................	4
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001........	5
Consolidated Balance Sheets as of December 31, 2003 and 2002..............................................................	6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.......	7
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2003, 2002 and 2001.....................................................................................................................................................	8
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001.....................................................................................................................................................	9
Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements..........	10

          2.          Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

	(Dollars in millions)
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year 2003
Allowance for doubtful accounts	$ 12	4	-	(11)	$ 5
Tax valuation allowance	308	(5)	59	-	362
Year 2002
Allowance for doubtful accounts	$ 24	4	-	(16)	$ 12
Tax valuation allowance	75	233	-	-	308
Year 2001
Allowance for doubtful accounts	$ 27	11	-	(14)	$ 24
Tax valuation allowance	28	47	-	-	75

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2004.

HERCULES INCORPORATED
By:	/s/ Craig A. Rogerson

President and Chief Executive Officer

EXHIBIT INDEX
29100:
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

Exhibit 10-Dd, Annual Report on Form 10-K, filed March 31, 2003
10-Ee	Hercules Incorporated Compensation Benefits Grantor Trust Agreement for Management Employees	Exhibit 10-Ee, Annual Report on Form 10-K/A, filed May 1, 2003
10-Ff	Hercules Incorporated Compensation Benefits Grantor Trust Agreement for Non-employee Directors	Exhibit 10-Ff, Annual Report on Form 10-K/A, filed May 1, 2003
10-Gg	Amended and restated Hercules Incorporated Management Incentive compensation Plan, dated February 21, 2003	Exhibit 10-Gg Annual Report on Form 10-K/A, filed May 1, 2003
10-Hh	Hercules Deferred Compensation Plan, restated December 1995	Exhibit 10-B, Quarterly Report on Form 10-Q, filed May 15, 2003
10-Ii	Employment Offer Letter - Fred G. Aanonsen, dated June 27, 2001	Exhibit 10-C, Quarterly Report on Form 10-Q, filed May 15, 2003
10-Jj	Employment Offer Letter - Robert C. Flexon, dated May 12, 2000	Exhibit 10-D, Quarterly Report on Form 10-Q, filed May 15, 2003
10-Kk	Hercules Executive Survivor Benefit Plan II dated January 1, 1987 - Benefit Structure is only applicable to one executive officer	Exhibit 10-E, Quarterly Report on Form 10-Q, filed May 15, 2003
10-Ll	First Amendment of Employment Agreement, effective on May 1, 2003, between Hercules Incorporated and William H. Joyce	Exhibit 10.1, Quarterly Report on Form 10-Q, filed November 7, 2003
10-Mm

First Amendment to Credit Agreement, dated December 17, 2003, among Hercules Incorporated, certain subsidiaries of Hercules several banks and other financial institutions identified in the agreement and Credit Suisse First Boston, as administrative agent

Exhibit 10-Mm, Annual Report on Form 10-K, filed March 15, 2004
10-Nn	Change of Control Employment Agreement, dated April 15, 2002, by and between Hercules Incorporated and John Y. Televantos	Exhibit 10-Nn, Annual Report on Form 10-K, filed March 15, 2004
14	Directors Code of Business Conduct and Ethics	Appendix VII, Proxy Statement dated June 20, 2003
18	Letter Regarding Change in Accounting Principles	Exhibit 18, Annual Report on Form 10-K, filed March 15, 2004
21.1	Subsidiaries of Registrant	See Part II, Item 8 on page 63 of this Form 10-K/A
23.1*	Consent of Independent Accountants
31.1*	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Filed herewith