Form 10-Q
period 2004-03-31
HERCULES INC
filed 2004-05-10
CIK 46989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004
Commission file number 1-496

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

Yes:        X             No: _

As of April 30, 2004, 109,962,766 shares of registrant's common stock were outstanding.

Hercules Incorporated

TABLE OF CONTENTS

Part I - Financial Information..............................................................................................	3
Item 1. Consolidated Financial Statements.......................................................................	3
Consolidated Statements of Operations........................................................................	3
Consolidated Balance Sheets.......................................................................................	4
Consolidated Statements of Cash Flows.......................................................................	5
Consolidated Statements of Comprehensive Income.....................................................	6
Notes to Consolidated Financial Statements..................................................................	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......................................................................................................	27
Overview...................................................................................................................	27
Critical Accounting Estimates......................................................................................	28
Results of Operations.................................................................................................	30
Financial Condition.....................................................................................................	32
Risk Factors...............................................................................................................	33
Indemnifications.........................................................................................................	35
Recent Accounting Pronouncements...........................................................................	35
Forward-Looking Statements......................................................................................	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................	35
Item 4. Controls and Procedures....................................................................................	36
Part II - Other Information..................................................................................................	37
Item 1. Legal Proceedings.............................................................................................	37
Item 6. Exhibits and Reports on Form 8-K......................................................................	37
Signature.......................................................................................................................	38
Exhibit Index..................................................................................................................	39

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share)	(Unaudited)
	Three Months Ended
	March 31,
	2004	2003

Net sales	$475	$447
Cost of sales (Note 6)	305	284
Selling, general and administrative expenses (Note 6)	98	91
Research and development	11	10
Intangible asset amortization (Note 4)	2	2
Other operating expense (income), net (Note 7)	13	(1)

Profit from operations	46	61
Interest and debt expense	30	34
Other (income) expense, net (Note 8)	(9)	4

Income before income taxes and equity income	25	23
(Benefit) provision for income taxes	(1)	9

Income before equity income	26	14
Equity income (loss) of affiliated companies, net of tax	-	-

Net income before cumulative effect of changes in accounting principle	26	14
Cumulative effect of changes in accounting principle, net of tax	-	(28)

Net income (loss)	$26	$(14)
Basic and diluted earnings (loss) per share (Note 5)
Continuing operations	$0.24	$0.13
Cumulative effect of changes in accounting principle	$-	$(0.26)
Net earnings (loss)	$0.24	$(0.13)
Weighted-average number of shares - basic (millions)	107.0	106.8
Weighted-average number of shares - diluted (millions)	108.2	107.0

See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)	(Unaudited)
	March 31,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$67	$125
Accounts and notes receivable (net of allowance for doubtful
accounts of $8 million and $5 million, respectively)	395	415
Inventories
Finished products	101	100
Raw materials, work-in-process and supplies	91	87
Deferred income taxes	109	93
Total current assets	763	820
Property, plant, and equipment	2,009	2,039
Accumulated depreciation and amortization	(1,352)	(1,362)
Net property, plant, and equipment	657	677
Intangible assets, net (Note 4)	185	187
Goodwill, net (Note 4)	514	518
Deferred income taxes	27	27
Other assets	524	530
Total assets	$2,670	$2,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$192	$192
Accrued expenses	225	243
Current maturities of long-term debt (Note 10)	22	22
Total current liabilities	439	457

Long-term debt (Note 10)	1,287	1,326
Deferred income taxes	77	78
Pension liability (Note 12)	218	249
Other postretirement benefits (Note 12)	93	96
Deferred credits and other liabilities	478	494
Commitments and contingencies (Note 14)

Stockholders' equity
Series preferred stock	-	-
Common stock, $25/48 par value (shares issued and outstanding:
2004 - 159,984,444; 2003 - 159,984,444)	83	83
Additional paid-in capital	579	603
Unearned compensation	(88)	(87)
Accumulated other comprehensive losses	(329)	(317)
Retained earnings	1,569	1,543
	1,814	1,825
Reacquired stock, at cost (shares: 2004 - 48,160,762;
2003 - 48,992,628)	1,736	1,766
Total stockholders' equity	78	59
Total liabilities and stockholders' equity	$2,670	$2,759
See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)	(Unaudited)
	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$26	$(14)
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation	19	17
Amortization	7	7
Provision for deferred income taxes	5	4
Nonoperating gain on disposals	(26)	(1)
Impairment charges	7	-
Other non-cash charges and credits	2	1
Accruals and deferrals of cash receipts and payments:
Accounts and notes receivable	15	(6)
Inventories	(7)	(7)
Accounts payable and accrued expenses	(9)	(40)
Income taxes payable	(25)	(6)
Pension and postretirement benefits	(35)	5
Asbestos payments	(12)	(1)
Non-current assets and liabilities	(4)	57
Net cash (used in) provided by operating activities	$(37)	$16

Cash Flow from Investing Activities:
Capital expenditures	(10)	(8)
Proceeds from sale of minority interest in CP Kelco ApS	27	-
Proceeds of investment and fixed asset disposals	-	3
Other, net	-	1
Net cash provided by (used in) investing activities	17	(4)

Cash Flow from Financing Activities:
Long-term debt repayments	(39)	(5)
Change in short-term debt	-	(1)
Treasury stock issued	1	1
Net cash used in financing activities	(38)	(5)

Effect of exchange rate changes on cash	-	2

Net (decrease) increase in cash and cash equivalents	(58)	9
Cash and cash equivalents - beginning of period	125	209
Cash and cash equivalents - end of period	$67	$218

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest and debt expense	$21	$20
Income taxes	19	5
Non-cash investing and financing activities:
Incentive and other employee benefit stock plan issuances	11	5

See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)	(Unaudited)
	Three Months Ended
	March 31,
	2004	2003

Net income (loss)	$26	$(14)
Foreign currency translation	12	20
Comprehensive income	$38	$6

See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

        The interim condensed consolidated financial statements and the notes to the condensed consolidated financial statements of Hercules Incorporated ("Hercules" or the "Company") are unaudited as of and for the three months ended March 31, 2004 and 2003, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of Hercules' financial position and results of operations for the interim periods.  These condensed consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules' Annual Report on Form 10-K for the year ended December 31, 2003.  Certain prior period amounts have been reclassified to conform to the current period presentation.

2.     Stock-based Compensation

        The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), effective January 1, 2003.  SFAS 148 amends SFAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring enhanced disclosure regarding stock-based compensation.  The Company elected to apply the fair value recognition provisions of SFAS 123 on a prospective basis to all employee awards granted, modified or settled after January 1, 2003.  Therefore, the cost related to stock-based employee compensation included in the determination of net income is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.  The Company did not grant any stock options pursuant to SFAS 123, as amended by SFAS 148, to employees in 2003 or 2004.  The Company made grants of restricted stock to employees and non-employee directors in 2003 and 2004.  Restricted stock awards under the Hercules Long-term Incentive Compensation Plan are valued at the quoted market price (fair value) of the Company's stock on the grant date (measurement date).  Stock acquired through the Employee Stock Purchase Plan and "above target" restricted stock awarded under the Hercules Management Incentive Compensation Plan ("MICP") for awards paid prior to 2004 is discounted 15% from market price as permitted by IRS regulations and the provisions of the Company's incentive compensation plans.  "Above target" awards under the MICP for the 2003 plan year were paid in cash and "above target" awards, if any, for the 2004 plan year will be paid in either cash or restricted stock at fair market value.  The value of the award and the discount, if any, is amortized into compensation expense over the applicable vesting period.  Forfeitures are recorded as incurred.  The Company recognized expense of $1 million during the three months ended March 31, 2004 in connection with restricted stock awards.

        Pursuant to the disclosure requirements of SFAS 123, as amended by SFAS 148, the following table presents the pro forma effect on net income (loss) and income (loss) per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation on a retroactive basis.

(Dollars in millions, except per share)	Three Months Ended March 31,

	2004	2003
Net income (loss), as reported	$26	$(14)

Add: Total stock-based employee compensation expense recognized
in reported results	1	-

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of tax	2	2

Pro forma net income (loss)	$25	$(16)
Income (loss) per share:
Basic - as reported	$0.24	$(0.13)
Basic - pro forma	$0.23	$(0.15)

Diluted - as reported	$0.24	$(0.13)
Diluted - pro forma	$0.23	$(0.15)

3.     Recent Accounting Pronouncements

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

         The Company offers a drug benefit plan as part of its comprehensive health care plan and has elected to defer current recognition of the effects of the Act in the accounting for its plan pursuant to FSP 106-1 until authoritative guidance on the accounting for the federal subsidy is issued.  As such, any measures of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Medicare Act on the plan.  Specific authoritative guidance on the accounting for the federal subsidy is still pending and it is possible that the guidance, when issued, could require the Company to change previously reported information.

4.     Goodwill and Other Intangible Assets

         The following table shows changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2004.

(Dollars in millions)	Performance Products	Engineered Materials & Additives	Total

Balance at December 31, 2003	$433	$85	$518
Foreign currency translation	4	-	4

Balance at March 31, 2004	$429	$85	$514

         The following table provides information regarding the Company's other intangible assets with finite lives:

(Dollars in millions)	Customer Relationships	Trademarks & Tradenames	Other Intangibles	Total

Gross Carrying Amount
Balance, December 31, 2003	$ 89	$ 72	$ 72	$ 233
Balance, March 31, 2004	89	72	72	233

Accumulated Amortization
Balance, December 31, 2003	$ 12	$ 9	$ 25	$ 46
Balance, March 31, 2004	12	10	26	48

         Total period amortization expense for other intangible assets was $2 million for each of the three months ended March 31, 2004 and 2003.  Estimated amortization expense is $8 million for 2004 and $7 million per year for 2005 through 2008.

5.     Earnings (Loss) Per Share

         The following table shows the amounts used in computing earnings (loss) per share and the effect on net income (loss) and the weighted-average number of shares of dilutive potential common stock:

(Dollars in millions, except per share)	Three Months Ended March 31,
	2004		2003
				Earnings
		Earnings	Income	(loss)
	Income	per share	(loss)	per share
Basic and Diluted:
Continuing operations	$26	$0.24	$14	$0.13
Cumulative effect of changes in accounting principle	$-	$-	$(28)	$(0.26)
Net income (loss)	$26	$0.24	$(14)	$(0.13)

Weighted-average number of shares - basic (millions)	107.0		106.8
Weighted-average number of shares - diluted (millions)	108.2		107.0

         For the three months ended March 31, 2004 and 2003, the Company had convertible subordinated debentures, stock options and restricted stock which were convertible into approximately 1.2 million and 0.2 million shares, respectively, of common stock.  The related interest on the debentures has an immaterial impact on the earnings per share calculation.  Diluted earnings per share for the three months ended March 31, 2004 and 2003 excludes 13.7 million and 18.3 million options to purchase shares of common stock, respectively, as their exercise price exceeds their current market value.

6.     Depreciation Expense

         Cost of sales and selling, general and administrative expenses include depreciation expense related to continuing operations totaling $19 million and $17 million for the three months ended March 31, 2004 and 2003, respectively.

7.     Other Operating Expense (Income), Net

         Other operating expense (income), net, for the three months ended March 31, 2004 includes $7 million for impairment charges associated with two production facilities, $2 million in shutdown costs related to the Company's former nitrocellulose facility, $2 million in severance charges, $1 million for special executive pension adjustments, and $1 million of costs associated with efforts made to acquire Meraklon S.p.A.

         Other operating expense (income), net, for the three months ended March 31, 2003 includes a $3 million gain related to a favorable legal settlement, partially offset by $2 million of severance costs.

8.    Other (Income) Expense, Net

          Other (income) expense, net, for the three months ended March 31, 2004 includes a $26 million gain on the Company's sale of its minority interest in CP Kelco ApS.  The gain was partially offset by a $6 million legal settlement, $2 million of asbestos-related litigation costs, $1 million of legal and other costs associated with previously divested businesses, a $7 million loss recognized on the repurchase of debt, and a $1 million write-off of related unamortized debt issuance costs.

         Other (income) expense, net, for the three months ended March 31, 2003 includes $1 million in net charges for asbestos-related litigation costs, $1 million in bank charges, $1 million of interest income and $3 million of other charges.

9.     Severance and Other Exit Costs

         The consolidated balance sheets reflect liabilities for employee severance benefits and other costs of $6 million at both March 31, 2004 and December 31, 2003.  During 2001 and continuing through March 31, 2003, management authorized and committed to various plans to reduce the workforce as part of a comprehensive cost reduction and work process redesign program.  During that period, the Company incurred $78 million in employee severance benefits, exit costs and contract terminations.  During 2003, the Company recognized an additional $5 million for employee termination benefits in accordance with Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Post-Employment Benefits" ("SFAS 112") under its Dismissal Salary and Dismissal Wage Plans ("Dismissal Plans").

         During the three months ended March 31, 2004, the Company recognized an additional $2 million charge for employee termination benefits under the Dismissal Plans in accordance with SFAS 112, identifying an additional 47 employees to receive these benefits upon leaving the Company.  As of March 31, 2004, under all plans, approximately 1,446 employees have left or will leave the Company by September 30, 2004, of which 1,397 employees were terminated pursuant to these plans through March 31, 2004.  Approximately 10 employees were terminated during the three months ended March 31, 2004.

         Cash payments during the three months ended March 31, 2004 were $2 million, including $1 million for severance under the 2001 plan and $1 million for severance liabilities recognized under the Dismissal Plans.

         A reconciliation of activity with respect to the liabilities for these plans is as follows:

(Dollars in millions)
Balance at December 31, 2003	$6
Additional termination costs	2
Cash payments	(2)
Balance at March 31, 2004	$6

         The balance at March 31, 2004 represents severance benefits and other exit costs of which $2 million pertains to the continuing benefit payment streams under the 2001 restructuring plan and $4 million pertains to other severance benefits accounted for under the Company's Dismissal Plans.

         Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146").  The Company did not recognize any costs associated with exit or disposal activities pursuant to SFAS 146.

10.     Debt

(Dollars in millions)	March 31,	December 31,
	2004	2003
Long-term:
6.60% notes due 2027	$100	$100
11.125% senior notes due 2007	343	376
8% convertible subordinated debentures due 2010	3	3
Term notes at various rates from 2.97% to 7.90% due in
varying amounts through 2006	40	42
Term B loan due 2007	198	198
9.42% junior subordinated deferrable interest debentures due 2029	363	363
6.5% junior subordinated deferrable interest debentures due 2029	262	262
Other	-	4
	1,309	1,348
Less: Current maturities of long-term debt	22	22
Net long-term debt	$1,287	$1,326

         On April 8, 2004, the Company completed the refinancing of its old Senior Credit Facility with a new $400 million term loan (the "Term Loan Facility") and a new $150 million committed revolving credit facility (the "Revolving Facility").  The Company also has the ability under this facility, subject to lender approval, to borrow an additional $250 million in the form of an incremental term note.  The Term Loan Facility matures October 8, 2010 and the Revolving Facility matures April 9, 2009.  Borrowings under the Term Loan Facility initially will bear interest at LIBOR + 2.25% (initially 3.48%) with the Company holding the option to reset interest rates for one, two, three or six month periods.  The new Senior Credit Facility is secured by liens on the Company's assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company's current and future wholly owned domestic subsidiaries.  The Company also completed the private offering of $250 million aggregate principal amount of 6 3/4% senior subordinated notes due 2029.

         Proceeds from the refinancing were used in part to fully repay the outstanding Term B loan.  The Company has dissolved Hercules Trust I (the "Trust") and caused the Company's 9.42% junior subordinated deferrable interest debentures due 2029 to be distributed to the holders of the Trust's 9.42% trust preferred securities.  The Company also caused a notice to be issued that the redemption of the debentures would be on May 10, 2004.  Proceeds of $363 million from the refinancing have been placed in an escrow account to fully redeem the debentures.  As a result of the redemption, the Company will recognize approximately $14 million of non-cash expense during the second quarter 2004 for the write-off of unamortized debt issuance costs.

         The Board of Directors has authorized the Company, from time to time, subject to market conditions and provisions of the Company's credit agreement, to repurchase up to $200 million of its outstanding indebtedness.   During the first quarter 2004, the Company repurchased $33 million (book value) of the 11.125% senior notes for $40 million recording a loss on the repurchase of $7 million, which is included in Other (income) expense, net.  During April 2004, the Company repurchased an additional $15 million (book value) of the 11.125% senior notes for $18 million.

         As of March 31, 2004, $48 million of the $125 million revolver under the old Senior Credit Facility was available for use.  The Company had $77 million of outstanding letters of credit associated with the old Senior Credit Facility at March 31, 2004.

         The Company's new Senior Credit Facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio ("leverage ratio") and an interest coverage ratio and established limitations on the permitted amount of annual capital expenditures.

11.   Company-obligated Preferred Securities of Subsidiary Trusts

         The Company has determined that (i) Hercules Trust I and Hercules Trust II (the "Trusts") are variable interest entities and (ii) the Company is not the primary beneficiary of the Trusts pursuant to the provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R").  Accordingly, the Company has de-consolidated the Trusts effective December 31, 2003.  Summarized below is the condensed financial information of the Trusts.

(Dollars in millions)	March 31, 2004		December 31, 2003

	Hercules Trust I	Hercules Trust II	Hercules Trust I	Hercules Trust II

Non-current assets	$ 363	$ 262	$ 363	$ 262
Non-current liabilities	363	262	363	262

         The non-current assets for Hercules Trust I represent its investment in the 9.42% junior subordinated deferrable interest debentures of Hercules due March 31, 2029.  The non-current assets for Hercules Trust II represents its investment in the 6.50% junior subordinated deferrable interest debentures of Hercules due June 30, 2029.  As discussed in Note 10, the Company dissolved Hercules Trust I and caused a redemption notice to be issued to the holders of the debentures.  The funds required for redemption have been placed into an escrow account with a redemption date of May 10, 2004.

12.   Pension and Other Postretirement Benefits

         The following table sets forth the consolidated net periodic pension and other postretirement benefit costs recognized for the three months ended March 31, 2004 and 2003.

(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits

Net periodic benefit cost:	2004	2003	2004	2003

Service cost	$5	$4	$-	$-
Interest cost	24	25	3	3
Expected return on plan assets	(27)	(28)	-	-
Amortization and deferrals	1	1	(2)	(2)
Special benefits	1	-	-	-
Actuarial losses recognized	8	5	2	2

	$12	$7	$3	$3

         The total expected contributions to be paid in 2004 to all plans globally is $45 million, including $40 million in voluntary contributions made to the U.S. defined benefit plan in January 2004.

13.   Asset Retirement Obligations

         The following table provides a reconciliation of the changes in the asset retirement obligations during the period.

(Dollars in millions)	Balance	Liabilities		Balance
	January 1,	(Incurred)		March 31,
	2004	Settled	Accretion	2004

Environmental Remediation
Liabilities:
SFAS 143 ARO sites	$(103)	$2	$(1)	$(102)
Non-SFAS 143 sites	(3)	-	-	(3)
	$(106)	$2	$(1)	$(105)

14.   Commitments and Contingencies

Guarantees

         In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), disclosure about each group of guarantees is provided below:

Indemnifications

         In connection with the sale of Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sale transactions and business activities prior to the ultimate closing of the sale.  The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend, and/or indemnify the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions.  The carrying amount recorded for all indemnifications as of March 31, 2004 was $77 million.

         In addition, in connection with these transactions, the Company has generally provided indemnifications on general corporate matters such as ownership of the relevant assets, the power and corporate authority to enter into transactions and the satisfaction of liabilities not assumed by the buyer.  These indemnifications generally have indefinite terms.

         Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.  Generally, there are no specific recourse provisions.  At March 31, 2004, the Company had approximately $1 million in cash held in escrow or collateral.

         In addition, the Company provides certain indemnifications in the ordinary course of business such as product, patent and performance warranties in connection with the manufacture, distribution and sale of its products and services.  Due to the nature of these indemnities, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

Debt Obligations

         The Company has directly guaranteed various debt obligations under agreements with third parties related to subsidiaries and affiliates, and/or other unaffiliated companies.  At March 31, 2004, the Company had directly guaranteed $18 million of such obligations.  This represents the maximum principal amount of potential future payments that the Company could be required to make under the guarantees.  Any applicable interest and expenses would generally be added to the amount of the obligations.

         The Company's Consolidated Financial Statements include $7 million of directly guaranteed obligations, including $2 million recorded as debt and $5 million recorded as a pension liability.  The Company has also provided approximately $3 million in collateral through a mortgage security related to the pension liability.

         The Company guarantees the obligations of Hercules Trust I and Hercules Trust II on the preferred securities (see Note 11).

Intercompany Guarantees

         The Company and its subsidiaries have intercompany guarantees between and among themselves which aggregate approximately $154 million as of March 31, 2004.  These guarantees relate to intercompany loans used to facilitate normal business operations.  All of the $154 million has been eliminated from the Company's Consolidated Financial Statements.

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

         Hercules has been identified as a potentially responsible party ("PRP") by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites.  The range of the reasonably possible share of costs for the investigation and cleanup of current and former operating sites, and other locations where the Company may have a known liability is between $105 million and $214 million.  In accordance with generally accepted accounting principles, the Company has accrued a liability of $105 million at March 31, 2004 representing the low end of the range, since no amount within the range is a better estimate than any other amount.  The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 years.

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

         United States, et al. v. Vertac Corporation, et al., USDC No. LR-C-80-109 and LR-C-80-110 (E.D. Ark.)

         This case, a cost-recovery action based upon the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA", or the Superfund statute), as well as other statutes, has been pending since 1980, and involves liability for costs in connection with the investigation and remediation of the Vertac Chemical Company ("Vertac") site in Jacksonville, Arkansas.  Hercules owned and operated the site from December 1961 until 1971.  The site was used for the manufacture of certain herbicides and, at the order of the United States, Agent Orange.  In 1971, the site was leased to Vertac's predecessor.  In 1976, Hercules sold the site to Vertac.  The site was abandoned by Vertac in 1987, and Vertac was subsequently placed into receivership.  Both prior to and following the abandonment of the site, the EPA and the Arkansas Department of Pollution Control and Ecology ("ADPC&E") were involved in the investigation and remediation of contamination at and around the site.  Pursuant to several orders issued under CERCLA, Hercules actively participated in many of these activities.  The cleanup is essentially complete, except for certain on-going maintenance and monitoring activities.  This litigation primarily concerns the responsibility and allocation of liability for the costs incurred in connection with the activities undertaken by the EPA and the ADPC&E.

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

         Kim Stan Landfill

         Hercules is one of a limited number of industrial companies that have been identified by the EPA as a potentially responsible party (a "PRP") at the Kim Stan Landfill, near Covington, Virginia.  The EPA seeks to have the PRPs undertake the remediation of the site at a currently estimated cost of $12 million (including EPA oversight charges).  Based on the investigation conducted to date, Hercules believes that parties not named by the EPA as PRPs may be responsible for the majority of the costs that have been and will be incurred at the site, and Hercules intends to seek contribution from those parties to the extent it is required to pay any monies in connection with the site.  Hercules is continuing to evaluate the EPA's allegations and, pending further factual investigation, does not admit any liability with respect to this site.

         At March 31, 2004, the Company's accrued liability for environmental remediation was $105 million.  The extent of liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs.  While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules, and the resolution of any of these matters during a specific period could have a material effect on the quarterly or annual results of that period.

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

         Since entering into the agreements referenced in the above paragraph, the Company has continued to receive and settle or otherwise resolve claims on an on-going basis.  Between January 1, 2003 and December 31, 2003, the Company received approximately 18,330 new claims, over half of which were included in "consolidated" complaints naming anywhere from one hundred to thousands of plaintiffs and a large number of defendants, but providing little information connecting any specific plaintiff's alleged injuries to any specific defendant's products or premises (this number is 1,445 claims higher than previously reported as a result of the reconciliation of prior data).  It is the Company's belief that a significant majority of these "consolidated" claims will be dismissed for no payment.  During that same time period, the Company also received approximately 3,175 other new claims, all of which were included in "consolidated" complaints and which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.  Between January 1, 2004 and March 31, 2004, the Company received approximately 1,415 new claims, of which approximately 355 were in "consolidated" complaints.

         With respect to total claims pending, as of March 31, 2004, there were approximately 32,700 unresolved claims, of which approximately 1,000 were premises claims and the rest were products claims.  There were also approximately 1,545 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  In addition, as of March 31, 2004, there were approximately 11,912 claims (an amount that includes the 3,175 claims noted above) which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.

         In June and July 2003, the Company entered into several settlement agreements which will permanently resolve approximately 12,500 claims.  Of those claims, approximately 3,000 are categorized as "unresolved" in the above paragraph, and approximately 8,900 are among those claims that have been dismissed without payment or are in the process of being dismissed without payment.  The balance of those claims have been resolved.  The terms of these settlement agreements are confidential.  The Company believes that the vast majority of these claims will be permanently dismissed without payment.

         The Company's primary and first level excess insurance policies that provided coverage for these asbestos-related matters have exhausted their limits.  The Company has not yet reached agreement with its other insurance carriers to fund the cost of defending and resolving its asbestos-related matters.  As a result, until the Company's other insurance carriers begin to fund the cost of defending and resolving these matters, the Company will have to fully fund the cost of defending and resolving these matters.  The Company spent $12 million on these matters during the quarter ended March 31, 2004.  Nonetheless, based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment and anticipated future claims, the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and estimated future asbestos-related liabilities.  However, there can be no assurance that such liabilities will be sufficiently covered.

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

         The findings of the study referenced above identify a range of the Company's reasonably possible financial exposure for these asbestos-related matters.  The Company increased its accrual for present and future potential asbestos claims before anticipated insurance recoveries at December 31, 2003 to $221 million, reflecting the low end of the range noted above in accordance with generally accepted accounting principles (since no amount within the range is a better estimate than any other amount) and $1 million for previously settled but unpaid asbestos cases, resulting in a charge of $55 million in the period related to these matters.  At March 31, 2004, the Consolidated Balance Sheet reflects a current liability of $44 million and a long-term liability of $165 million.  The Company believes that it is probable that $169 million of the $209 million accrual will be funded by or recovered from insurance carriers.  That belief, which is subject to the various assumptions set forth herein, is based on many factors that have been evaluated by the Company, along with its outside insurance coverage counsel, including the indemnity and defense payments that have been made by its now exhausted insurers and by some of its other insurers, the limits of remaining potentially available insurance coverage, and the range of possible outcomes in the Company's insurance coverage litigation taking into account, among other considerations, the facts and status of that litigation and the relevant case law.  At March 31, 2004, the Consolidated Balance Sheet reflects a current insurance receivable of $7 million and a long-term insurance receivable of $162 million.  The Company does not offset estimated insurance receivables against its estimated liability.

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

         In November 2002, an action for declaratory judgment was filed in the U.S. District Court for the District of Delaware under the caption of Atofina Chemicals, Inc. and Atofina v. Hercules Incorporated (Civil Action No. 02-1613).  In this action, Atofina seeks a declaratory judgment that Hercules cannot recover antitrust damages for purchases of monochloracetic acid ("MCAA") that Hercules made outside of the United States or for purchases from producers of MCAA not alleged to have participated in any conspiracy to fix prices and allocate the market for MCAA.  In response, Hercules has filed a counter-claim, seeking damages from and injunctive relief against Akzo Nobel Chemicals, Atofina Chemicals, Hoechst AG, Hoechst Celanese, Clariant and others related to the fixing of prices of MCAA and sodium monochloracetate from approximately 1995 through 2000.  The lawsuit is in pre-trial proceedings.  Hercules has settled with some of the parties.  The terms of the settlements are confidential.

         By Order dated May 6, 2003, the U.S. District Court for the Middle District of Louisiana remanded to the 18th Judicial District Court for the Parish of Iberville, Louisiana, a total of nine consolidated lawsuits, including two lawsuits in which the Company is a defendant.  These two lawsuits, Jerry Oldham, et al. v. The State of Louisiana, et al., Civil Action No. 55,160, 18th Judicial District Court, Parish of Iberville, Louisiana, and John Capone, et al. v. The State of Louisiana, et al., Civil Action No. 56,048C, 18th Judicial District Court, Parish of Iberville, Louisiana, were served on the Company in September 2002 and October 2002, respectively.  The Oldham case is a purported class action comprised of as many as 4,000 plaintiffs, and the Capone case is a consolidated action by approximately 50 plaintiffs.  Both actions assert claims against the State of Louisiana, the Company, American PetroFina, Inc., Hercofina, Ashland Oil, International Minerals and Chemicals, Allemania Chemical, Ashland Chemical and the Parish of Iberville.  The purported class members and plaintiffs, who claim to have worked or lived at or around the Georgia Gulf plant in Iberville Parish, allege injury and fear of future illness from the consumption of contaminated water and, specifically, elevated levels of arsenic in that water.  As to the Company, plaintiffs allege that the Company itself and as part of a joint venture operated a nearby plant and, as part of those operations, used a groundwater injection well to dispose of various wastes, and that those wastes contaminated the potable water supply at Georgia Gulf.  On October 17, 2002, the Company removed these matters to federal court.  In January 2003, the U.S. District Court for the Middle District of Louisiana consolidated the Capone and Oldham matters with other lawsuits in which the Company is not a party.  Plaintiffs sought remand which, as noted above, was granted by Order dated May 6, 2003.  In March 2004, Atofina, successor to American PetroFina, Inc. was dismissed without prejudice.  Discovery is continuing.  The Company denies any liability and intends to vigorously defend these matters.

         On January 31, 2003, the Court granted a Motion for Class Certification in a lawsuit captioned Douglas C. Smith, Individually and on Behalf of All Others Similarly Situated v. Hercules Incorporated and Thomas Gossage, CA No. 01C-08-291 WCC, Superior Court of Delaware, New Castle County.  This lawsuit, which was filed on August 31, 2001, on behalf of Mr. Smith and a class of approximately 130 present and former Hercules employees, seeks payments under the "Integration Synergies Incentive Compensation Plan" (the "Plan"), a program put into place by the Company following its acquisition of BetzDearborn Inc. in October 1998.  The goal of the Plan was to provide certain financial incentives to specific employees who were deemed to have significant impact on the integration of BetzDearborn Inc. into Hercules Incorporated.  The amount to be paid under the Plan was tied to the successful achievement of "synergies," which were defined as the annualized reduction of expenses or improvement of profits realized as a result of the integration of BetzDearborn Inc. into Hercules.  The lawsuit essentially alleges that the payments made under the Plan were not adequate and that the Company breached the terms of the Plan.  The lawsuit originally sought payments of between $25 million and $30 million.  In February 2003, plaintiffs agreed to dismiss Thomas Gossage from the lawsuit.  In June 2003, potential members who had previously signed releases in favor of the Company were provided an opportunity to "opt in" to the class, and the remaining class members were provided an opportunity to "opt out" of the class.  As a result of this process, the size of the class was reduced to approximately 87 members.  In April 2004, the Company reached a tentative agreement to settle this matter for $5.855 million.  The tentative settlement is subject to court approval and written agreements on the settlement terms.  Under the settlement, individuals who previously opted-out of the litigation will have the opportunity to share in the agreed-upon settlement amount by opting-in to the class for purposes of settlement, and there is a cap on the amount payable to any individual class member.  The settlement was agreed to by Hercules without any admission of liability to avoid the risks and uncertainties of litigation.

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

         The Company believes that it has substantial meritorious defenses to all of the Agent Orange-related claims described above and those that may yet be brought.  To that end, the Company denies any liability to plaintiffs, and will vigorously defend all actions now pending or that may be brought in the future.

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

         On May 7, 2004, Ciba Specialty Chemicals Corporation ("Ciba") filed a Complaint against Hercules Incorporated and Cytec Industries, Inc. ("Cytec") in the United States District Court for the District of Delaware alleging infringement of two patents owned by Ciba.  The two patents in question are U.S. Patent 5,167,766 (issued on December 1, 1992) entitled "Charged Organic Polymer Microbeads in Paper Making Process" and U.S. Patent 5,171,808 (issued on December 15, 1992) entitled "Cross-linked Anionic and Amphoteric Polymeric Microparticles."  The alleged conduct relates to the manufacture, use, sale and offer to sell of certain products of the Company's Pulp and Paper business.  Ciba seeks to enjoin alleged continued infringement, obtain a judgment that the defendants have infringed the patents, and obtain an award of damages and reasonable attorneys fees.  The Company believes that there are substantial meritorious defenses to this action, and expects to deny any liability to Ciba and vigorously defend against this action.  The Company has agreed to indemnify Cytec in this action.

         At March 31, 2004, the consolidated balance sheet reflects a current liability of approximately $49 million and a long-term liability of approximately $165 million for litigation and claims, including asbestos-related claims.  These amounts represent management's best estimate of the probable and reasonably estimable losses related to litigation or claims, including asbestos claims.  The extent of the liability and recovery is evaluated quarterly.  While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

15.   Consolidation of Variable Interest Entities

         In accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") ("VIEs"), the financial statements of the Company reflect the consolidation of two joint venture VIEs, ES FiberVision Holdings A/S and ES FiberVisions L.P.  These entities serve as global marketers of the Company's bicomponent fibers.  As of March 31, 2004, the fair value of the assets in these joint ventures was approximately $8 million and the fair value of the associated liabilities and non-controlling interests was approximately $5 million.  There are no assets of the Company that serve as collateral for the VIEs and the creditors of the VIEs have no recourse to the general credit of the Company.

16.    Segment Information

         The table below reflects Net sales and Profit from operations for the three months ended March 31, 2004 and 2003.

(Dollars in millions)	2004	2003
Net sales:
Performance Products	$386	$356
Engineered Materials and Additives	89	91
Consolidated	$475	$447

Profit from operations:
Performance Products	$51	$58
Engineered Materials and Additives	(2)	2
Corporate (a)	(3)	1
Consolidated	$46	$61

(a)

For the three months ended March 31, 2004, Corporate includes charges related to previously divested businesses and other adjustments for executive pension.  For the three months ended March 31, 2003 it includes income recognized as a result of a favorable legal settlement partially offset by severance charges.

17.    Income Taxes

         The effective tax rate for the first quarter 2004 was (6.8%), reflecting the nominal net taxes on the gain from the Company's sale of its minority interest in CP Kelco ApS.  This compares to a 38% effective tax rate in the first quarter 2003.  The full year 2004 effective tax rate, including the CP Kelco ApS gain, is anticipated to be approximately 40%.   The 2004 estimated effective tax rate is higher than the U.S. statutory rate of 35% primarily due to a 7% increase for U.S. taxes on current year repatriations of foreign earnings in excess of amounts for which taxes had previously been provided and a 5% increase for one-time costs associated with tax planning initiatives.

18.    Investment in CP Kelco ApS

         On February 12, 2004, a subsidiary of the Company completed the sale of its minority ownership in CP Kelco ApS to a subsidiary of J. M. Huber Corporation for $27 million.  Summarized unaudited financial information for CP Kelco ApS is as follows:

(Dollars in millions)	January 2004	Three Months Ended March 31, 2003
Net sales	$37	$105
Gross profit	11	34
Profit from operations	5	16
Net (loss) income	(2)	3

19.   Subsequent Event

         On April 30, 2004, a division of a French customer filed for bankruptcy protection.  As a result, the Company recorded a charge of approximately $3 million in selling, general and administrative expenses in the first quarter 2004 to reserve for potentially uncollectible accounts receivable as of March 31, 2004 relating to this customer.

20.   Financial Information of Guarantor Subsidiaries

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

         In this presentation, Hercules consists of the parent company's operations.  Guarantor subsidiaries and non-guarantor subsidiaries of Hercules are reported on an equity basis.  For companies acquired during 1998, the goodwill and fair values of the assets and liabilities acquired have been presented on a "push-down" accounting basis.  Additionally, prior year information has been restated to conform to the current period presentation.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2004	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 131	$ 110	$ 264	$ (30)	$ 475
Cost of sales	88	79	169	(31)	305
Selling, general, and administrative expenses	27	32	39	-	98
Research and development	5	4	2	-	11
Intangible asset amortization	2	-	-	-	2
Other operating expense, net	3	8	2	-	13

Profit from operations	6	(13)	52	1	46
Interest and debt expense (income), net	46	(14)	(2)	-	30
Other (income) expense, net	18	-	(27)	-	(9)

Income (loss) before income taxes and equity income	(58)	1	81	1	25
(Benefit) provision for income taxes	(19)	(2)	19	1	(1)

Income (loss) before equity income	(39)	3	62	-	26
Equity income from consolidated subsidiaries	65	2	1	(68)	-

Net income (loss)	$ 26	$ 5	$ 63	$ (68)	$ 26

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2003	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 135	$ 107	$ 234	$ (29)	$ 447
Cost of sales	86	76	149	(27)	284
Selling, general, and administrative expenses	29	15	47	-	91
Research and development	5	4	1	-	10
Intangible asset amortization	2	-	-	-	2
Other operating (income) expense, net	(2)	-	1	-	(1)

Profit from operations	15	12	36	(2)	61
Interest and debt expense (income), net	45	(15)	4	-	34
Other expense, net	1	2	1	-	4

Income (loss) before income taxes and equity income	(31)	25	31	(2)	23
(Benefit) provision for income taxes	(10)	9	10	-	9

Income (loss) before equity income	(21)	16	21	(2)	14
Equity income from consolidated subsidiaries	35	2	1	(38)	-

Net income before cumulative effect of changes in
accounting principle	14	18	22	(40)	14
Cumulative effect of changes in accounting principle, net of tax	(28)	-	-	-	(28)

Net (loss) income	$ (14)	$ 18	$ 22	$ (40)	$ (14)

Condensed Consolidating Balance Sheet
March 31, 2004	(Unaudited)
	(Dollars in millions)
	Unconsolidated			Eliminations & Adjustments	Consolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries

Assets
Current assets
Cash and cash equivalents	$ 5	$ 2	$ 60	$ -	$ 67
Accounts and notes receivable, net	110	64	221	-	395
Intercompany receivables	73	19	21	(113)	-
Inventories	48	58	98	(12)	192
Deferred income taxes	117	(17)	9	-	109
Total current assets	353	126	409	(125)	763
Property, plant, and equipment, net	164	161	332	-	657
Investments in subsidiaries	2,331	90	51	(2,472)	-
Goodwill and other intangible assets, net	222	89	388	-	699
Deferred income taxes	131	-	13	(117)	27
Other assets	447	10	67	-	524
Total assets	$ 3,648	$ 476	$ 1,260	$ (2,714)	$ 2,670
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 56	$ 20	$ 116	$ -	$ 192
Accrued expenses	129	24	72	-	225
Intercompany payables	8	64	41	(113)	-
Current maturities of long-term debt	2	-	20	-	22
Total current liabilities	195	108	249	(113)	439
Long-term debt	1,266	-	21	-	1,287
Deferred income taxes	-	117	77	(117)	77
Postretirement benefits and other liabilities	653	66	70	-	789
Intercompany notes payable/(receivable)	1,456	(1,101)	(355)	-	-
Stockholders' equity	78	1,286	1,198	(2,484)	78
Total liabilities and stockholders' equity	$ 3,648	$ 476	$ 1,260	$ (2,714)	$ 2,670

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2004
	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash (Used In) Provided By Operations	$ (23)	$ (12)	$ 25	$ (27)	$ (37)

Cash Flow From Investing Activities:
Capital expenditures	(3)	(2)	(5)	-	(10)
Proceeds from sale of minority interest in CP Kelco	27	-	-	-	27
Contributions paid to affiliates	(1)	-	-	1	-
Contributions received from affiliates	-	-	1	(1)	-
Net cash provided by (used in) investing activities	23	(2)	(4)	-	17

Cash Flow From Financing Activities:
Long-term debt repayments	(34)	(5)	-	-	(39)
Change in current maturities of long-term debt	-	-	-	-	-
Change in intercompany, noncurrent	29	18	(62)	15	-
Dividends paid	-	-	(12)	12	-
Treasury stock issued	1	-	-	-	1

Net cash (used in) provided by financing activities	(4)	13	(74)	27	(38)

Effect of exchange rate changes on cash	-	-	-	-	-

Net (decrease) increase in cash and cash equivalents	(4)	(1)	(53)	-	(58)
Cash and cash equivalents at beginning of period	9	2	114	-	125
Cash and cash equivalents at end of period	$ 5	$ 1	$ 61	$ -	$ 67

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2003
	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash Provided By (Used In) Operations	$ (32)	$ 15	$ 33	$ -	$ 16

Cash Flow From Investing Activities:
Capital expenditures	(2)	(2)	(4)	-	(8)
Proceeds of investment and fixed asset disposals	-	-	3	-	3
Other, net	-	-	1	-	1
Net cash used in investing activities	(2)	(2)	-	-	(4)

Cash Flow From Financing Activities:
Long-term debt repayments	(1)	-	(4)	-	(5)
Change in current maturities of long-term debt	-	-	(1)	-	(1)
Change in intercompany, noncurrent	9	(14)	5	-	-
Treasury stock issued	1	-	-	-	1

Net cash (used in) provided by financing activities	9	(14)	-	-	(5)

Effect of exchange rate changes on cash	-	-	2	-	2

Net increase (decrease) in cash and cash equivalents	(25)	(1)	35	-	9
Cash and cash equivalents at beginning of period	131	7	71	-	209
Cash and cash equivalents at end of period	$ 106	$ 6	$ 106	$ -	$ 218

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
         The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.  All references to individual Notes refer to Notes to the Consolidated Financial Statements.  Within the following discussion, unless otherwise stated, "quarter" and "three-month period" refer to the first quarter of 2004 and the three months ended March 31, 2004.  All comparisons are with the corresponding period in the previous year, unless otherwise stated.

Overview

         Hercules is a leading global manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications.  The Company's principal products are chemicals used by the paper industry to increase product performance and enhance the manufacturing process; water-soluble polymers; polypropylene and polyethylene fibers; and specialty resins.  Key markets for the Company's products include Pulp and Paper; Paints and Adhesives; Construction Materials; Food, Pharmaceutical and Personal Care; and Industrial Specialties including Oilfield, Textiles and General Industrial.  Over 50% of the Company's revenues are generated outside of North America.  Net sales by region in the first quarter 2004 were:  North America – 47%, Europe – 38%, Asia Pacific – 10% and Latin America – 5%.  The Company operates through two reportable segments and four divisions: Performance Products (Pulp and Paper and Aqualon) and Engineered Materials and Additives (FiberVisions and Pinova).  Net sales for the first quarter 2004 as a percent of total sales, by division, were:  Pulp and Paper - 47%; Aqualon - 34%; FiberVisions - 14%; and Pinova - 5%.

         Performance in the first quarter 2004 was positively impacted by a strong Euro and volume gains in Aqualon, Pulp and Paper and Pinova, offset by higher costs, especially for energy and energy-related raw materials, pension benefits, freight and an increase in our allowance for uncollectible accounts receivable as a result of a paper customer bankruptcy filing subsequent to the quarter end.  The Euro has appreciated approximately 17% against the U.S. dollar from first quarter 2003 levels.  Costs were also impacted by asset impairment charges in both Pulp and Paper and Aqualon.  The Company will be closing its Kalamazoo, Michigan, Pulp and Paper manufacturing site and consolidating its production into other U.S. facilities during 2004.  The Company will also be closing a unit operation in Aqualon this year that was providing raw material for the production of one of the water-soluble polymers product lines.

         Higher cost energy and natural gas/crude oil (as feedstock) are impacting many raw materials, particularly for chlor-alkali, ethylene, benzene and propylene and their downstream derivatives.  Strong demand from China for many basic materials and the strengthening global economy are also exerting upward price pressure on raw materials.  The Company has instituted a number of initiatives to mitigate these negative effects, including product substitution, exploring new sourcing opportunities and entering into forward contracts for a portion of its natural gas requirements.

         In Pulp and Paper, production of paper and paperboard in North America appears to be improving, with little change noted in Europe.  The containerboard market, often a leading indicator, saw better demand in the first quarter 2004 while other segments remain mixed.  Sales in emerging markets remained strong in the quarter.  First quarter 2004 net sales were up 53% in China, 31% in Brazil and 23% in Russia.

         Market conditions affecting Aqualon remain healthy.  Volume growth was fueled by strength in the personal care, paint, oil field and synthetic lubes markets.  Volumes and revenues also benefited from the Jiangmen, China CMC acquisition which the Company completed in December 2003.

         In FiberVisions, margins were under pressure due to continued competitive activity and higher raw material prices.  Sales are being adversely impacted by substitution in the baby diaper coverstock market and a lag in growth of the disposable wipes market segment.

         In the Pinova business, sales volumes are stronger as compared to the first quarter of 2003, but higher raw material costs and pension expense negatively impacted profits.  The business has been successful in regaining lost volume through increased sales to existing customers and the addition of new customers.

         In addition to these factors, first quarter 2004 results were influenced by a number of other events, as discussed below.

         On February 12, 2004, the Company completed the sale of its minority interest in CP Kelco, realizing a pre-tax gain of $26 million.  The Company, as discussed below in "Financial Condition," also continued to repurchase its 11.125% senior notes due 2007, resulting in a loss on the repurchase of $7 million.  In April 2004, the Company reached a tentative settlement agreement in the lawsuit captioned Douglas C. Smith, Individually and on Behalf of All Others Similarly Situated v. Hercules Incorporated and Thomas Gossage, resulting in the recognition of an approximately $6 million charge in the first quarter.  All of these items are included in Other (income) expense, net.

         On April 30, 2004, a division of a French customer filed for bankruptcy protection.  As a result of this subsequent event, the Company recorded a charge of approximately $3 million in selling, general and administrative expenses in the first quarter 2004 to reserve for potentially uncollectible accounts receivable as of March 31, 2004 relating to this customer.

Critical Accounting Estimates

         The Company's discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires Hercules to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Hercules evaluates its estimates on a regular basis, including those related to sales returns and allowances, bad debts, inventories, impairments of long-lived assets, income taxes, restructuring, contingencies, including litigation and environmental and pension and other benefit obligations.  Hercules bases its estimates on various factors including historical experience, consultation and advice from third party subject matter experts and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

         Hercules believes that the following accounting estimates are critical due to the significant subjectivity and judgment necessary to account for the matters or the susceptibility of such matters to change and the effect of the estimates and assumptions on its consolidated financial statements.

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

         Aside from goodwill and intangible assets, which are tested for impairment under the guidance provided in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144") and tests other long-lived assets for impairment based on the guidance provided therein.  If the Company determines that an impairment loss has occurred, the loss is recognized in the income statement.  Deterioration in future economic conditions, poor operating results in a business or the determination that the long-lived asset is unsuitable for one reason or another, new or stronger competitors, or changes in technology could result in losses or the inability to recover the carrying value of the asset, thereby possibly requiring an impairment in the future.

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

         Hercules establishes reserves for environmental matters, litigation and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.  At March 31, 2004, the Company had accrued $105 million for contingencies and asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5") and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143").  The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation required or agreed to, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in environmental laws and regulations, technological developments, the years of remedial activity required and changes in the number or financial exposures of claims, lawsuits, settlements or judgments, or in the ability to reduce such financial exposures by collecting indemnity payments from insurers.  If the contingency is resolved for an amount greater or less than has been accrued, Hercules' share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, Hercules would recognize an additional expense or benefit in income in the period such determination was made.

         Hercules has established reserves for asbestos-related personal injury lawsuits and claims.  The Company's estimates are based on a number of assumptions including the number of future claims, the timing and amount of future payments, disease, venue, the dynamic nature of asbestos litigation and the present uncertainty concerning the participation of its excess insurance carriers and other circumstances.  At March 31, 2004, the Company had recorded a gross accrued liability of $209 million, after recognizing cash settlement payments of $12 million during the quarter, for present and future potential asbestos claims before anticipated insurance recoveries.  The Company believes that it is probable that $169 million of the $209 million accrual will be funded by or recovered from insurance carriers.  That belief, which is subject to the various assumptions set forth herein, is based on many factors that have been evaluated by the Company, along with outside insurance counsel, including the indemnity and defense payments that have been made by its now exhausted insurance carriers, and by some of its other carriers, and the limits of remaining potentially available insurance coverage, as well as the range of possible outcomes in the Company's insurance coverage litigation, taking into account, among other considerations, the facts and status of that litigation and the relevant case law.

         The Company provides defined benefit pension and postretirement welfare benefit plans to employees in the United States who meet eligibility requirements.  Similar plans are provided outside the United States in accordance with local practice.  Pension and other postretirement benefit obligations and the related expense (income) are determined based upon actuarial assumptions regarding mortality, medical inflation rates, discount rates, long-term return on assets, salary increases, Medicare availability and other factors.  Changes in these assumptions can result in changes to the recognized pension expense and recorded liability.  As a result of past unfavorable investment performance and the lower discount rate, the accumulated benefit obligation ("ABO") exceeded the fair value of plan assets.  The Company is required to recognize an additional liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to other comprehensive income in stockholders' equity.  At March 31, 2004, the consolidated balance sheet reflects an additional minimum liability of $554 million (pre-tax) and an after-tax charge to accumulated other comprehensive income of $339 million.

Results of Operations

         The table below reflects Net sales and Profit from operations for the quarters ended March 31, 2004 and 2003.  Substantially all reconciling items have been allocated to the segments.

(Dollars in millions)	Three Months Ended
	March 31,
	2004	2003	Change	% Change
Net sales:
Performance Products	$386	356	$30	8%
Engineered Materials and Additives	89	91	(2)	(2%)
Consolidated	$475	447	$28	6%

Profit from operations:
Performance Products	$51	58	$(7)	(12%)
Engineered Materials and Additives	(2)	2	(4)	(200%)
Corporate Reconciling Items	(3)	1	(4)	(400%)
Consolidated	$46	$61	$(15)	(25%)

         The table below reflects Net sales percentage changes from the same quarter in 2003.

	Net Sales Percentage Increase (Decrease) from prior year due to
		Product		Rates of
	Volume	Mix	Price	Exchange	Total
Pulp and Paper	3%	(4%)	0%	7%	6%
Aqualon	11%	(6%)	0%	7%	12%
Performance Products	6%	(5%)	0%	7%	8%

Fibervisions	(14%)	0%	2%	6%	(6%)
Pinova	19%	(7%)	(3%)	0%	9%
Engineered Materials and Additives	95%)	(2%)	0%	5%	(2%)
Consolidated	4%	(5%)	0%	7%	6%

         The table below reflects Net sales per region and percentage change from the same quarter in 2003.

Region	Quarter ended March 31, 2004	Quarter ended March 31, 2003	% Change	% Increase (Decrease) Net of Rate of Exchange Benefit
North America	$ 220	$ 226	(3%)	(4%)
Latin America	24	20	20%	10%
Asia Pacific	49	40	23%	23%
Europe	182	161	13%	(3%)
All regions	$ 475	$ 447	6%	(1%)

          Consolidated net sales were $475 million for the quarter, an increase of $28 million, or 6%.  Compared to the first quarter 2003, volumes generated a 4% improvement, product mix had a negative impact of 5%, prices were flat and rate of exchange had a 7% positive effect.  Regionally, net sales were lower in North America by 3%, whereas all other regions improved:  20% in Latin America, 23% in Asia Pacific and 13% in Europe.   The decrease in North America sales reflects a challenging but improving Pulp and Paper market and volume losses in the FiberVisions diaper coverstock market due to substitution of competing products.  European sales were higher primarily due to the positive impact of the weaker dollar versus the Euro.  Excluding the impact from rates of exchange, all of our businesses in Europe had lower sales, reflecting poor economic conditions.  Sales in Asia Pacific have increased as a result of the acquisition of Jiangmen Quantum Hi-Tech Biochemical Engineering ("Quantum") in China and stronger economic conditions.

          Profit from operations decreased $15 million, or 25%, in the quarter.  The $6 million positive contribution of the weaker dollar versus the Euro was more than offset by higher pension, raw material, energy, freight and insurance costs, non-cash asset impairment charges and an increase to the reserve for potentially uncollectible receivables in the Pulp and Paper division.  Profit from operations in 2003 benefited from income recognized as a result of a favorable legal settlement.

          In the Performance Products segment, net sales grew $30 million, or 8%, and profit from operations declined $7 million, or 12%.

          In the Pulp and Paper Division, net sales grew 6%, with 3% resulting from higher volumes and a 7% benefit from favorable rates of exchange, partially offset by a 4% impact from an unfavorable product mix.  The higher volumes are primarily a result of increased sales under our supply agreement with G.E. Water Technologies as well as improved process chemicals sales.  Functional product sales were flat.  Profit from operations was 27% lower than the prior year.  Improved rates of exchange were offset by higher energy and raw material costs, higher pension expenses and a charge for uncollectible accounts receivable.  In addition, asset impairment and severance charges totaling approximately $4 million were incurred for closure of our Kalamazoo production facility.  The facilities consolidation, scheduled for later this year, will result in annual cost savings of approximately $1-2 million.  Subsequent to the quarter end, a division of a French customer filed for bankruptcy protection, requiring a charge of approximately $3 million to increase our provision for potentially uncollectible accounts receivable for this customer as of March 31, 2004.

         Aqualon experienced 12% net sales growth driven by 11% higher volumes and a 7% benefit from higher rates of exchange, partially offset by negative product mix of 6%.  Pricing on average across all product lines was flat.  Volume improvements were made in the personal care, paint, oilfield and synthetic lubes markets.  Approximately 2% of the sales growth was related to our Quantum acquisition completed in the fourth quarter of 2003.  The negative product mix reflects higher sales of lower priced products, regional and industry mix, and is partly related to the additional contribution made by our Quantum acquisition.  Profit from operations was lower by $1 million, or 3%, as the effect of favorable rates of exchange and higher plant utilization rates were offset by higher pension and freight expenses.  In addition, an asset impairment charge of $4 million was incurred for closure of a raw material production line.  The raw material requirements will be sourced pursuant to a long-term third-party supply agreement that should yield an estimated annual savings of $1 million.

         In the Engineered Materials and Additives segment, net sales declined $2 million, or 2%, and profit from operations declined $4 million.

         FiberVisions net sales declined 6% as the 14% impact of lower volumes was only partially offset by the 2% effect of higher prices and rates of exchange improvements of 6%.  The lower volumes reflect a faster decline in sales of fibers used to make diaper coverstock versus the anticipated increase in fibers used in the disposable wipes markets. Higher prices reflect the contractual customer pass through of higher polymer costs.  Profit from operations was lower by $2 million in the quarter.  Improved rates of exchange and lower management fees charged by our ES FiberVisions joint venture partner were more than offset by higher polymer costs and lower plant utilization.  In addition, legal costs associated with the now terminated Meraklon S.p.A. acquisition were recognized.

         Net sales in Pinova increased 9% as a result of the 19% impact of higher volumes, offset by a 3% effect from lower pricing and negative product mix of 7%.  The increase in volumes is related to recapturing lost market share in the highly competitive chewing gum and adhesives markets.  The lower pricing and unfavorable product mix is related to these efforts to regain lost business.  A loss from operations of $2 million was recorded in 2004 versus breakeven in 2003.  The decrease was attributable to higher pension and raw material costs and lower tolling fees compared to first quarter 2003.

         Other (income) expense was $9 million of income in 2004, an increase of $13 million versus the $4 million of expense in 2003.  The Company sold its minority interest in CP Kelco ApS in the quarter, recognizing a pre-tax gain of $26 million.  The gain on the sale of CP Kelco ApS was offset by losses on debt repurchases, a legal settlement, asbestos legal expenses and costs associated with formerly divested businesses.

         Interest and debt expense of $30 million was lower by $4 million reflecting lower debt balances outstanding and lower interest rates on our bank debt facilities.  The lower debt balances resulted from repurchase of our 11 1/8% senior notes during the fourth quarter of 2003 and first quarter 2004, coupled with lower interest rates pursuant to the December 2003 amendment to our senior credit facility.

         The effective tax rate for the first quarter 2004 was (6.8%), reflecting the nominal net taxes on the gain from the Company's sale of its minority interest in CP Kelco.  This compares to a 38% effective tax rate in the first quarter 2003.  The full year 2004 effective tax rate, including the CP Kelco gain, is anticipated to be approximately 40%.  The 2004 estimated effective tax rate is higher than the U.S. statutory rate of 35% due to a 7% increase for U.S. taxes on current year repatriations of foreign earnings in excess of amounts for which taxes had previously been provided and a 5% increase for one-time costs associated with tax planning initiatives.

Financial Condition

         Liquidity and financial resources: Net cash flow (used in) operations was $(37) million in the quarter compared to $16 million provided by operations in the first quarter 2003.  The Company contributed $40 million to the U.S. defined benefit pension plan in the first quarter 2004.  In addition, first quarter 2004 uses of cash included asbestos payments of $12 million, tax payments of $19 million and a $7 million loss associated with the Company's repurchase of the 11.125% senior notes.  As previously disclosed, the Company has exhausted its primary and first level excess insurance policies that provided coverage for the asbestos-related matters.  The Company has not yet reached agreement with its other insurance carriers to fund the cost of defending and resolving its asbestos-related matters.  As a result, until the Company's other insurance carriers begin to fund the cost of defending and resolving these matters, the Company will have to fully fund the cost of defending and resolving these matters.  The Company presently projects asbestos-related payments of approximately $40 to $45 million in 2004 before consideration of any insurance coverage or reimbursement, if any, and any potential legislative resolution to this matter.

         Net cash provided by investing activities was $17 million in the first quarter 2004 compared to $(4) million used in investing activities in 2003.  First quarter 2004 cash from investing includes $27 million of gross proceeds on the sale of the Company's minority interest in CP Kelco ApS.  Capital expenditures were $10 million in the quarter.  Capital expenditures are estimated to be $70 million for the year 2004.

         Net cash used in financing activities was $38 million and $5 million, respectively, in 2004 and 2003.  The Board of Directors has authorized the Company, from time to time, subject to market conditions and provisions of the Company's credit agreement, to repurchase up to $200 million of its outstanding indebtedness.  During the first quarter 2004, the Company repurchased $33 million (book value) of the 11.125% senior notes for $40 million, recording a loss of $7 million.  Subsequently, in April 2004, the Company repurchased an additional $15 million (book value) of the 11.125% senior notes at a cost of $18 million.

         On April 8, 2004, the Company completed the refinancing of its Senior Credit Facility with a new $400 million term loan (the "Term Loan Facility") and a new $150 million committed revolving credit facility (the "Revolving Facility").  The Company also has the ability under this facility, subject to lender approval, to borrow an additional $250 million in the form of an incremental term note.  The Term Loan Facility matures October 8, 2010 and the Revolving Facility matures April 9, 2009.  Borrowings under the Term Loan Facility initially will bear interest at LIBOR + 2.25% (initially 3.48%) with the Company holding the option to reset interest rates for one, two, three or six month periods.  The new Senior Credit Facility is secured by liens on the Company's assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company's current and future wholly owned domestic subsidiaries.  The Company also completed the private offering of $250 million aggregate principal amount of 6 3/4% senior subordinated notes due 2029.

         Proceeds from the refinancing were used in part to fully repay the outstanding Term B loan.  The Company has dissolved Hercules Trust I (the "Trust") and caused the Company's 9.42% junior subordinated deferrable interest debentures due 2029 to be distributed to the holders of the Trust's 9.42% trust preferred securities.  The Company also caused a notice to be issued that the redemption of the debentures would be on May 10, 2004.  Proceeds of $363 million from the refinancing have been placed in an escrow account to fully redeem the debentures.  As a result of the redemption, the Company will recognize approximately $14 million of non-cash expense during the second quarter 2004 for the write-off of unamortized debt issuance costs.

         As of March 31, 2004, $48 million of the $125 million revolver under the Company's old Senior Credit Facility was available for use.  The Company had $77 million of outstanding letters of credit associated with its old Senior Credit Facility at March 31, 2004.

Commitments

         The Company's contractual commitments as of March 31, 2004 are summarized as follows:

(Dollars in millions)	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term Debt Obligations	$1,309	$22	$21	$538	$728
Operating Lease Obligations	129	19	30	25	55
Purchase Obligations	11	9	2	-	-
Other Long-term Liabilities Reflected on the Registrant's Balance Sheet under GAAP (1)	323	61	33	29	200
Total Contractual Cash Obligations	$1,772	$111	$86	$592	$983

(1)   Includes amounts related to asbestos-related matters, asset retirement obligations, and workers compensation claims.  Due to the dynamic nature of asbestos litigation and the present uncertainty concerning the participation of the Company's excess insurance carriers, it is impractical to determine the anticipated payments in any given year.  Therefore, the non-current asbestos-related liability of $165 million has been reflected in the "after five years" column.

         The Company projects cash flow from operations will be sufficient to meet its investing and financing requirements in the next several years.  After giving effect to the April 8, 2004 refinancing of the Senior Credit Facility, long-term debt obligations and total contractual obligations due in "less than 1 year" will increase by $2 million, in "1-3 years" will increase by $4 million, in "4-5 years" will decrease by $184 million and "after 5 years" will increase by $268 million.

Risk Factors

Indebtedness

         As of March 31, 2004, the Company's total debt was approximately $1,309 million, of which 83% was fixed rate indebtedness.  The Company's indebtedness has significant consequences.  For example, it could: increase the Company's vulnerability to economic downturns and competitive pressures; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; limit the Company's flexibility in planning for, or reacting to, changes in its business and the industries in which it operates or in pursuing attractive business opportunities requiring debt financing; place the Company at a disadvantage to its competitors that have less debt; and limit the Company's ability to borrow additional funds due to restrictive covenants.

         The Senior Credit Facility and the indentures governing the senior notes and senior subordinated notes, which together account for a large portion of the Company's debt, contain numerous restrictive covenants, including, among other things, covenants that limit the Company's ability to: borrow money and incur contingent liabilities; make dividend or other restricted payments; use assets as security in other transactions; enter into transactions with affiliates; enter into new lines of business; issue and sell stock of restricted subsidiaries; sell assets or merge with or into other companies and make capital expenditures.  In addition, the senior credit facility requires the Company to meet financial ratios and tests, including maximum leverage and interest coverage levels.  These restrictions could limit the Company's ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict corporate activities.

          The Company's ability to comply with the covenants and other terms of the new Senior Credit Facility and the indentures governing the senior notes and senior subordinated notes and to satisfy these and other debt obligations will depend upon the Company's current and future performance.  The Company's performance is affected by general economic conditions and by financial, competitive, political, business and other factors, many of which are beyond the Company's control.  The Company believes that the cash generated from its business will be sufficient to enable the Company to comply with the covenants and other terms of the new Senior Credit Facility and the indentures governing the Company's senior notes and senior subordinated notes and to make debt payments as they become due.

          The Company and its subsidiaries may incur additional indebtedness in the future.  As of March 31, 2004, the Company had a $325 million senior credit facility with a syndicate of banks.  Under the old Senior Credit Facility, the Company had a $125 million revolving credit agreement, which permitted certain additional borrowings.  In addition, the Company had the option to borrow an additional $50 million to $150 million under the old Senior Credit Facility.

         As a result of its April 8, 2004 refinancing, the Company has a $550 million Senior Credit Facility with a syndicate of banks.  Under the new Senior Credit Facility, the Company has a $150 million revolving credit agreement and a $400 million term loan which permits certain additional borrowings.  The Company also has the ability under this facility, subject to lender approval, to borrow an additional $250 million in the form of an incremental loan.  If new indebtedness is added to the Company's current indebtedness levels, the risks described above could increase.

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

         The Company's derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments and trust preferred securities.  At March 31, 2004 the net market value of these combined instruments was a liability of $1.333 billion.  The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant.  A 100-basis point increase in interest rates at March 31, 2004 would result in a $94 million decrease in the net market value of the liability.  A 100-basis point decrease in interest rates at March 31, 2004 would result in a $63 million increase in the net market value of the liability.

         Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and represent a net liability position of $0.7 million at March 31, 2004.  The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.  A 10% strengthening of the U.S. dollar versus other currencies at March 31, 2004 would result in a $0.6 million decrease in the net liability position while a 10% weakening of the dollar versus all currencies would result in a $0.8 million increase in the net liability position.

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

         The Company has not designated any derivative as a hedge instrument under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and, accordingly, changes in the fair value of derivatives are recorded each period in earnings.

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

Pension

         The assets and liabilities associated with the Company's defined benefit plans are subject to interest rate and market risk.  A 100-basis point decrease or increase in the discount rate will increase or decrease the ABO by approximately $193 million.  A 100-basis point decrease or increase in the assumed rate of return will increase or decrease the estimated 2004 U.S. pension and postretirement expense by approximately $10 million.

Indemnifications

         In connection with the sale of certain Company assets or businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale.  These indemnifications typically pertain to environmental, tax, employee and/or product-related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to reimburse the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations.  The carrying amount recorded for all indemnifications as of March 31, 2004 was $77 million.  Although it is possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

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

         The Company offers a drug benefit plan and has elected to defer current recognition of the effects of the Act in the accounting for its plan pursuant to FSP 106-1 until authoritative guidance on the accounting for the federal subsidy is issued.  As such, any measures of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan.  Specific authoritative guidance on the accounting for the federal subsidy is still pending and it is possible that the guidance, when issued, could require the Company to change previously reported information.

Forward-Looking Statements

         This quarterly report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on what management believes to be reasonable assumptions.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: ability to generate cash, ability to raise capital, ability to refinance, ability to execute work process redesign and reduce costs, business climate, business performance, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, legislative changes, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, or the inability to eliminate or reduce such financial exposures by collecting indemnity payments from insurers, the impact of increased accruals and reserves for such exposures, and adverse changes in economic and political climates around the world, including terrorist activities and international hostilities.  Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements.  As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission.  Words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify forward-looking statements.  This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         For discussion of quantitative and qualitative disclosure about market risk, see "Risk Factors" under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of March 31, 2004.  Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings

         For information related to Legal Proceedings, see Note 14 to the Consolidated Financial Statements.

Item 6.                    Exhibits and Reports on Form 8-K

(a)       Exhibits

Please see the exhibits listed on the Exhibit Index.

Reports on Form 8-K.

Date of Report
	Item No.	Financial Statements Included
January 26, 2004	5	No
February 11, 2004	12	No*
February 12, 2004	5	No
March 1, 2004	5, 7	No
March 19, 2004	9	No**
March 22, 2004	5, 7	No
* Furnishing earnings press release and other financial information.
**Furnishing information under Regulation FD.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERCULES INCORPORATED

By:	/s/ Allen A. Spizzo
Allen A. Spizzo
Vice President and Chief Financial Officer
(Principal Accounting Officer and duly
Authorized signatory)
May 10, 2004

EXHIBIT INDEX

Number

Description

4.1*	Indenture, dated as of April 8, 2004, between Hercules Incorporated and each of the Guarantors party thereto and Wells Fargo Bank, National Association.
4.2*

Registration Rights Agreement, dated April 8, 2004, between Hercules Incorporated and the Guarantors listed on Schedule A thereto and Credit Suisse First Boston LLC, Wachovia Capital Markets, LLC, Scotia Capital (USA) Inc. and Deutsche Bank Securities Inc.

10.1*

Amended and Restated Credit Agreement, dated as of April 8, 2004, among Hercules Incorporated, certain subsidiaries of Hercules Incorporated party thereto as Guarantors, the Several Lenders party thereto, Credit Suisse First Boston, Wachovia Bank, National Association, Wachovia Capital Markets, LLC, the Bank of Nova Scotia and PNC Bank, National Association.

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