Form 10-Q
period 2004-06-30
HERCULES INC
filed 2004-08-09
CIK 46989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004
Commission file number 1-496

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

Yes:        X             No: _

As of July 30, 2004, 111,767,194 shares of registrant's common stock were outstanding.

Hercules Incorporated

TABLE OF CONTENTS

Part I - Financial Information.......................................................................................................................................	3
Item 1. Consolidated Financial Statements..........................................................................................................	3
Consolidated Statements of Income..................................................................................................................	3
Consolidated Balance Sheets..............................................................................................................................	4
Consolidated Statements of Cash Flows...........................................................................................................	5
Consolidated Statements of Comprehensive Income......................................................................................	6
Notes to Consolidated Financial Statements....................................................................................................	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............................................................................................................................................	31
Overview................................................................................................................................................................	31
Critical Accounting Estimates.............................................................................................................................	32
Results of Operations...........................................................................................................................................	35
Financial Condition...............................................................................................................................................	39
Risk Factors...........................................................................................................................................................	41
Indemnifications....................................................................................................................................................	42
Recent Accounting Pronouncements................................................................................................................	42
Forward-Looking Statements..............................................................................................................................	43
Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................................................	43
Item 4. Controls and Procedures............................................................................................................................	43
Part II - Other Information............................................................................................................................................	44
Item 1. Legal Proceedings.......................................................................................................................................	44
Item 4. Submission of Matters to a Vote of Security Holders...........................................................................	44
Item 6. Exhibits and Reports on Form 8-K............................................................................................................	44
Signature....................................................................................................................................................................	45
Exhibit Index...............................................................................................................................................................	46

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)		(Unaudited)
(Dollars in millions, except per share)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$ 510	$478	$985	$925
Cost of sales (Note 6)	325	298	630	582
Selling, general and administrative expenses	98	90	196	181
Research and development	11	10	22	20
Intangible asset amortization (Note 4)	2	2	4	4
Other operating expense, net (Note 7)	9	2	22	1

Profit from operations	65	76	111	137
Interest and debt expense	30	33	60	67
Other expense, net (Note 8)	27	6	18	10

Income before income taxes and equity income	8	37	33	60
Provision for income taxes (Note 17)	4	5	3	14

Income before equity income	4	32	30	46
Equity income of affiliated companies, net of tax	-	-	-	-

Net income from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	4	32	30	46
Net income on discontinued operations, net of tax	-	2	-	2

Net income before cumulative effect of changes in accounting principle	4	34	30	48
Cumulative effect of changes in accounting principle, net of tax	-	-	-	(28)

Net income	$ 4	$34	$30	$20

Basic and diluted earnings per share (Note 5)
Continuing operations	$ 0.04	$0.30	$0.28	$0.43
Discontinued operations	-	0.02	-	0.02
Cumulative effect of changes in accounting principle	-	-	-	(0.26)
Net income	$ 0.04	$0.32	$0.28	$0.19
Weighted-average number of shares - basic (millions)	107.6	105.9	107.2	105.5
Weighted-average number of shares - diluted (millions)	108.4	107.0	108.1	106.5

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)	(Unaudited)
	June 30,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$93	$125
Accounts and notes receivable (net of allowance for doubtful
accounts of $8 million and $5 million, respectively)	430	415
Inventories
Finished products	101	100
Raw materials, work-in-process and supplies	90	87
Deferred income taxes	121	93
Total current assets	835	820
Property, plant, and equipment	2,003	2,039
Accumulated depreciation and amortization	(1,342)	(1,362)
Net property, plant, and equipment	661	677
Intangible assets, net (Note 4)	187	187
Goodwill, net (Note 4)	515	518
Deferred income taxes	25	27
Other assets	501	530
Total assets	$2,724	$2,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$193	$192
Accrued expenses	230	243
Current maturities of long-term debt (Note 10)	24	22
Total current liabilities	447	457

Long-term debt (Note 10)	1,338	1,326
Deferred income taxes	78	78
Pension liability (Note 12)	229	249
Other postretirement benefits (Note 12)	90	96
Deferred credits and other liabilities	461	494
Commitments and contingencies (Note 14)

Stockholders' equity
Series preferred stock	-	-
Common stock, (shares issued and outstanding:
2004 – 159,984,444; 2003 - 159,984,444)	83	83
Additional paid-in capital	578	603
Unearned compensation	(84)	(87)
Accumulated other comprehensive losses	(332)	(317)
Retained earnings	1,573	1,543
	1,818	1,825
Reacquired stock, at cost (shares: 2004 – 48,203,891;
2003 - 48,992,628)	1,737	1,766
Total stockholders' equity	81	59
Total liabilities and stockholders' equity	$2,724	$2,759
.
See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)	(Unaudited)
	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$30	$20
Adjustments to reconcile net income to net cash used in operations:
Depreciation	38	35
Amortization	13	13
Provision for deferred income taxes	7	(10)
Nonoperating gain on disposals	(26)	(1)
Impairment charges	7	-
Write-off of debt issuance costs	16	-
Other non-cash charges and credits	6	6
Accruals and deferrals of cash receipts and payments:
Affiliates earnings in excess of dividends received	-	1
Accounts and notes receivable	(18)	(22)
Inventories	(4)	(7)
Accounts payable and accrued expenses	(7)	(35)
Income taxes payable	(33)	(11)
Pension and postretirement benefits	(26)	(31)
Asbestos settlement payments	(26)	(3)
Non-current assets and liabilities	(12)	26
Net cash used in operating activities	(35)	(19)

Cash Flow from Investing Activities:
Capital expenditures	(30)	(19)
Proceeds from sale of minority interest in CP Kelco ApS	27	-
Proceeds of investment and fixed asset disposals	-	3
Decrease in restricted cash	-	125
Other, net	1	(4)
Net cash (used in) provided by investing activities	(2)	105

Cash Flow from Financing Activities:
Long-term debt proceeds	650	-
Long-term debt repayments	(637)	(133)
Change in short-term debt	-	(1)
Payment of debt issuance costs and underwriting fees	(8)	-
Treasury stock issued	1	1
Net cash provided by (used in) financing activities	6	(133)

Effect of exchange rate changes on cash	(1)	9

Net decrease in cash and cash equivalents	(32)	(38)
Cash and cash equivalents - beginning of period	125	209
Cash and cash equivalents - end of period	$93	$171

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest and debt expense	$52	$63
Income taxes	29	20
Non-cash investing and financing activities:
Incentive and other employee benefit stock plan issuances	12	16
See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$ 4	$ 34	$ 30	$ 20
Foreign currency translation	(3)	50	(15)	70
Comprehensive income	$ 1	$ 84	$ 15	$ 90

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

        The interim condensed consolidated financial statements and the notes to the condensed consolidated financial statements of Hercules Incorporated ("Hercules" or the "Company") are unaudited as of and for the three and six months ended June 30, 2004 and 2003, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of Hercules' financial position and results of operations for the interim periods.  These condensed consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules' Annual Report on Form 10-K for the year ended December 31, 2003.  Certain prior period amounts have been reclassified to conform to the current period presentation.

2.     Stock-based Compensation

         The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), effective January 1, 2003.  SFAS 148 amends SFAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring enhanced disclosure regarding stock-based compensation.  The Company elected to apply the fair value recognition provisions of SFAS 123 on a prospective basis to all employee awards granted, modified or settled after January 1, 2003.  Therefore, the cost related to stock-based employee compensation included in the determination of net income is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.  The Company did not grant any stock options pursuant to SFAS 123, as amended by SFAS 148, to employees in 2003 or 2004.  The Company made grants of restricted stock to employees and non-employee directors in 2003 and 2004.  Restricted stock awards under the Hercules Long-term Incentive Compensation Plan are valued at the quoted market price (fair value) of the Company's stock on the grant date (measurement date).  Stock acquired through the Employee Stock Purchase Plan ("ESPP") and "above target" restricted stock awarded under the Hercules Management Incentive Compensation Plan ("MICP") for awards paid prior to 2004 is discounted 15% from market price as permitted by IRS regulations and the provisions of the Company's incentive compensation plans.  "Above target" awards under the MICP for the 2003 plan year were paid in cash and "above target" awards, if any, for the 2004 plan year will be paid in either cash or restricted stock at fair market value.  The value of the award and the discount, if any, is amortized into compensation expense over the applicable vesting period.  Forfeitures are recorded as incurred.  The ESPP was terminated effective March 31, 2004.  The Company recognized expense of $1 million and $2 million during the three and six months ended June 30, 2004, respectively, in connection with restricted stock awards.

         Pursuant to the disclosure requirements of SFAS 123, as amended by SFAS 148, the following table presents the pro forma effect on net income and earnings per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation on a retroactive basis.

(Dollars in millions, except per share)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income, as reported	$ 4	$ 34	$ 30	$ 20
Add: Total stock-based employee compensation expense recognized in reported results	1	1	2	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1	3	3	5
Pro forma net income	$ 4	$ 32	$ 29	$ 16
Earnings per share:
Basic - as reported	$ 0.04	$ 0.32	$ 0.28	$ 0.19
Basic - pro forma	$ 04	$ 0.30	$ .27	$ 0.15

Diluted - as reported	$ 0.04	$ 0.32	$ 0.28	$ 0.19
Diluted - pro forma	$ 0.04	$ 0.30	$ 0.27	$ 0.15

3.     Recent Accounting Pronouncements

         In May 2004, the FASB issued Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2") which supersedes FASB Staff Position FAS 106-1 of the same name ("FSP 106-1").  The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act"), which triggered FSP 106-1, was signed by the President on December 8, 2003 and  introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  Pursuant to FSP 106-1, which was issued in January 2004, the Company had elected to defer current recognition of the effects of the Medicare Act in the accounting for its prescription drug plan until authoritative guidance on the accounting for the federal subsidy was issued.

         FSP 106-2, which is effective for interim reporting periods beginning after June 15, 2005, provides authoritative guidance on accounting for the effects of the Medicare Act for those employers with prescription drug benefits that are actuarially equivalent to the drug benefits under Medicare Part D.  Based upon the results of the Company’s review of its prescription drug benefit plan under the currently issued regulations, the Company has concluded that its current plan is not actuarially equivalent to the benefits provided under Medicare Part D.  As such, the Company’s prescription drug plan will not qualify for the federal subsidy and will not require any change in accounting to conform to the requirements of FSP 106-2.  Any collateral effects that the availability of Medicare Part D program may have on the participation in the Company’s prescription drug plan will be evaluated in conjunction with the Company’s annual FAS 106 valuation.

4.     Goodwill and Other Intangible Assets

         The following table shows changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2004.

(Dollars in millions)	Performance Products	Engineered Materials & Additives	Total

Balance at December 31, 2003	$433	$85	$518
Additions	2	-	2
Less: Foreign currency translation	5	-	5

Balance at June 30, 2004	$430	$85	$515

          The following table provides information regarding the Company's other intangible assets with finite lives:

(Dollars in millions)	Customer Relationships	Trademarks & Tradenames	Other Intangibles	Total

Gross Carrying Amount
Balance, December 31, 2003	$ 89	$ 72	$ 72	$ 233
Balance, June 30, 2004	90	74	73	237

Accumulated Amortization
Balance, December 31, 2003	$ 12	$ 9	$ 25	$ 46
Balance, June 30, 2004	13	10	27	50

         Total amortization expense for other intangible assets was $2 million for each of the three month periods ended June 30, 2004 and 2003.  Total amortization expense for other intangible assets was $4 million for each of the six month periods ended June 30, 2004 and 2003.  Estimated amortization expense is $8 million for 2004 and $7 million per year for 2005 through 2008.

5.     Earnings Per Share

         The following table shows the amounts used in computing earnings per share and the effect on net income and the weighted-average number of shares of dilutive potential common stock:

(Dollars in millions, except per share)	Three Months Ended June 30,
	2004		2003
		Earnings		Earnings
	Income	per share	Income	per share
Basic and Diluted:
Continuing operations	$ 4	$ 0.04	$ 32	$ 0.30
Discontinued operations	-	-	2	0.02
Cumulative effect of changes in accounting principle	-	-	-	-
Net income	$ 4	$ 0.04	$ 34	$ 0.32

Weighted-average number of shares - basic (millions)	107.6		105.9
Weighted-average number of shares - diluted (millions)	108.4		107.0

(Dollars in millions, except per share)	Six Months Ended June 30,
	2004		2003
				Earnings
		Earnings	Income	(loss)
	Income	per share	(loss)	per share
Basic and Diluted:
Continuing operations	$ 30	$ 0.28	$ 46	$ 0.43
Discontinued operations	-	-	2	0.02
Cumulative effect of changes in accounting principle	-	-	(28)	(0.26)
Net income	$ 30	$ 0.28	$ 20	$ 0.19

Weighted-average number of shares - basic (millions)	107.2		105.5
Weighted-average number of shares - diluted (millions)	108.1		106.5

        For the three months ended June 30, 2004 and 2003, the Company had convertible subordinated debentures, stock options and restricted stock that were convertible into approximately 0.8 and 1.1 million shares, respectively, of common stock.  For the six months ended June 30, 2004 and 2003, the Company had convertible subordinated debentures, stock options and restricted stock that were convertible into approximately 0.9 and 1.0 million shares, respectively, of common stock.  The related interest on the convertible subordinated debentures has an immaterial impact on the earnings per share calculations.

         The following table shows the number of options and warrants that have been excluded from the computation of diluted earnings per share as their exercise price exceeded their current market value:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Options to purchase common stock	15.7	17.7	14.4	17.7
Warrants to purchase common stock	7.1	8.2	7.1	8.2

6.     Depreciation Expense

         Cost of sales and selling, general and administrative expenses include depreciation expense related to continuing operations totaling $19 million and $18 million for the three months ended June 30, 2004 and 2003, respectively, and $38 million and $35 million for the six months ended June 30, 2004 and 2003, respectively.

7.     Other Operating Expense, Net

Other operating expense, net, consists of the following for the three and six months ended June 30, 2004 and 2003, respectively:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Severance and restructuring costs (recoveries)	$ 4	$ (1)	$ 6	$ 1
Nitrocellulose facility shutdown costs	4	-	6	-
Asset impairment charges	-	-	7	-
Special executive pension adjustment	-	-	1	-
Other miscellaneous charges	1	3	2	-
	$ 9	$ 2	$ 22	$ 1

8.     Other Expense, Net

         Other expense, net, consists of the following for the three and six months ended June 30, 2004 and 2003, respectively:

(Dollars in millions)	Three Months ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Write-off of unamortized debt issuance costs pursuant to refinancing	$ 14	$ -	$ 14	$ -
Loss on repurchases of 11.125% notes(1)	7	-	15	-
Asbestos-related litigation costs	5	1	7	2
Other litigation costs and legal settlements	-	3	6	3
Gain on disposals(2)	-	-	(26)	(1)
Other miscellaneous expenses, net	1	2	2	6
	$ 27	$ 6	$ 18	$ 10

(1)    Includes write-off of unamortized debt issuance costs of $1 million and $2 million for the three and six months ended June 30, 2004, respectively.

(2)    In 2004, represents gain on the sale of CP Kelco ApS (see Note 18).

9.     Severance and Other Exit Costs

         The consolidated balance sheets reflect liabilities for employee severance benefits and other costs of $8 million and $6 million at June 30, 2004 and December 31, 2003, respectively.  During 2001 and continuing through March 31, 2003, management authorized and committed to various plans to reduce the workforce as part of a comprehensive cost reduction and work process redesign program.  During that period, the Company incurred $78 million in employee severance benefits, exit costs and contract terminations.  During 2003, the Company recognized an additional $5 million for employee termination benefits in accordance with Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Post-Employment Benefits" ("SFAS 112") under its Severance Pay Plan and Dismissal Wage Plans ("Dismissal Plans").

         During the three and six months ended June 30, 2004, the Company recognized additional charges of $4 million and $6 million, respectively, for employee termination benefits under the Dismissal Plans in accordance with SFAS 112.  As of June 30, 2004, the number of employees identified for dismissal had increased to 1,502, of which 1,409 had already left the Company.  The Company terminated approximately 22 employees during the six months ended June 30, 2004.  Approximately 93 employees remain to be terminated with the majority of the terminations anticipated to be finalized by September 30, 2004.

         Total cash payments during the three and six months ended June 30, 2004, related to the above actions, were approximately $2 million and $4 million, respectively.  Cash payments under the 2001 plan were negligible for the three months ended June 30, 2004 and were approximately $1 million for the six months ended June 30, 2004.  Payments under the Dismissal Plans were approximately $2 million and $3 million, respectively, for the three and six months ended June 30, 2004.

         A reconciliation of activity with respect to the liabilities for these plans is as follows:

(Dollars in millions)
Balance at December 31, 2003	$6
Additional termination costs	6
Cash payments	(4)
Balance at June 30, 2004	$8

         The balance at June 30, 2004 represents severance benefits and other exit costs of which $2 million pertains to the continuing benefit payment streams under the 2001 restructuring plan and $6 million pertains to other severance benefits accounted for under the Company's Dismissal Plans.

         Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146").  The Company did not recognize any costs associated with exit or disposal activities pursuant to SFAS 146.

10.     Debt

(Dollars in millions)	June 30,	December 31,
	2004	2003
Long-term:
Term B Loan due 2010	$399	$-
Term B Loan due 2007	-	198
6.60% notes due 2027	100	100
Term notes at various rates from 2.84% to 7.90% due in varying amounts
through 2014	34	42
11.125% senior subordinated notes due 2007	310	376
6.75% senior subordinated notes due 2029	250	-
8% convertible subordinated debentures due 2010	3	3
9.42% junior subordinated deferrable interest debentures due 2029	-	363
6.50% junior subordinated deferrable interest debentures due 2029	263	262
Other	3	4
	1,362	1,348
Less: Current maturities of long-term debt	24	22
Net long-term debt	$1,338	$1,326

         On April 8, 2004, the Company completed the refinancing of its old Senior Credit Facility with a new Senior Credit Facility consisting of a $400 million term loan (the new "Term B Loan") and a new $150 million committed revolving credit facility (the "Revolving Facility").  The Company also has the ability under the new Senior Credit Facility, subject to lender approval, to borrow an additional $250 million in the form of an incremental term note.  The Term B Loan matures October 8, 2010 and the Revolving Facility matures April 9, 2009.  Borrowings under the Term B Loan bear interest at LIBOR + 2.25% (weighted-average rate of 3.5% at June 30, 2004) with the Company holding the option to reset interest rates for one, two, three or six month periods.  The new Senior Credit Facility is secured by liens on the Company's assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company's current and future wholly owned domestic subsidiaries.

         The Company also completed the private offering of $250 million aggregate principal amount of 6.75% senior subordinated notes due 2029 during the quarter ended June 30, 2004.  The 6.75% senior subordinated notes due 2029 were subject to a registration rights agreement that required Hercules to file an exchange offer registration statement with the Securities and Exchange Commission within 90 days (no later than July 7, 2004) and to use its best efforts to have the registration declared effective no later than October 5, 2004.  On June 30, 2004, Hercules filed a Registration Statement on Form S-4 with the Securities and Exchange Commission pursuant to which the Company offered to exchange all of the $250 million aggregate principal amount of the 6.75% senior subordinated notes due 2029 ("old notes") for $250 million aggregate principal amount of 6.75% senior subordinated notes due 2029 ("new notes").  The Registration Statement on Form S-4 has not yet been declared effective.  The form and terms of the new notes will be the same as the form and terms of the old notes except that, because the issuance of the new notes will be registered under the Securities Act, the new notes will not bear legends restricting their transfer and will not be entitled to certain registration rights under the registration rights agreement.  The new notes will evidence the same debt as the old notes and the new notes and the old notes will be governed by the same indenture.  Hercules will not receive any proceeds from the exchange offer.

        Proceeds from the refinancing were used in part to fully repay the outstanding Term B loan.  The Company dissolved Hercules Trust I (the "Trust") and caused the Company's 9.42% junior subordinated deferrable interest debentures due 2029 to be distributed to the holders of the Trust's 9.42% trust preferred securities.  Proceeds of $363 million from the refinancing were used to fully redeem the debentures on May 10, 2004.  As a result of the debt repayment and redemption, the Company recognized approximately $14 million of non-cash expense during the second quarter 2004 for the write-off of unamortized debt issuance costs.

         The Board of Directors has authorized the Company, from time to time, subject to market conditions and provisions of the Company's credit agreement and indentures, to repurchase up to $200 million of its outstanding indebtedness.  The Company has repurchased a total of $90 million (book value) of the 11.125% senior subordinated notes through June 30, 2004.  During the six months ended June 30, 2004, the Company repurchased $66 million (book value) of the 11.125% senior subordinated notes for $79 million, recognizing a loss on the repurchase of $13 million, which is included in Other expense, net.  As a result of the repurchases, during the six months ended June 30, 2004 the Company recognized non-cash expenses of $2 million for the amortization of related unamortized debt issuance costs.

         As of June 30, 2004, $73 million of the $150 million Revolving Facility was available for use.  The Company had $77 million of outstanding letters of credit associated with the Revolving Facility at June 30, 2004.

         The Company's Senior Credit Facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio ("leverage ratio") and an interest coverage ratio and established limitations on the permitted amount of annual capital expenditures.

11.   Company-obligated Preferred Securities of Subsidiary Trusts

         The Company determined that (i) Hercules Trust I and Hercules Trust II (the "Trusts") are variable interest entities and (ii) the Company is not the primary beneficiary of the Trusts pursuant to the provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R").  Accordingly, the Company de-consolidated the Trusts effective December 31, 2003.  Summarized below is the condensed financial information of the Trusts.

(Dollars in millions)	June 30, 2004		December 31, 2003

	Hercules Trust I	Hercules Trust II	Hercules Trust I	Hercules Trust II

Non-current assets	$ -	$ 263	$ 363	$ 262
Non-current liabilities	-	263	363	262

         The non-current assets for Hercules Trust II represents its investment in the 6.50% junior subordinated deferrable interest debentures of Hercules due June 30, 2029.  As discussed in Note 10, the Company dissolved Hercules Trust I and redeemed the debentures distributed to the holders of the Trust's preferred securities on May 10, 2004.

12.   Pension and Other Postretirement Benefits

         The following tables set forth the consolidated net periodic pension and other postretirement benefit costs for the three and six months ended June 30, 2004 and 2003.

(Dollars in millions)

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,

Net periodic benefit cost:	2004	2003	2004	2003

Service cost	$5	$5	$10	$9
Interest cost	27	25	51	50
Expected return on plan assets	(31)	(29)	(58)	(57)
Amortization and deferrals	1	1	2	2
Special benefits	-	-	1	-
Actuarial losses recognized	10	5	18	10

	$12	$7	$24	$14

(Dollars in millions)

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,

Net periodic benefit cost:	2004	2003	2004	2003

Interest cost	$3	$3	$6	$7
Amortization and deferrals	(2)	(2)	(4)	(4)
Actuarial losses recognized	2	2	4	3

	$3	$3	$6	$6

         The total expected contributions to be paid in 2004 to all pension plans globally is $45 million, including $40 million in voluntary contributions made to the U.S. defined benefit plan in January 2004.

         In June 2004, the Board of Directors approved changing the U.S. defined benefits pension plan from a "final pay" plan to a "career average" pay plan effective January 1, 2005.  In addition, new hires after December 31, 2004 will not be eligible to participate in the U.S. defined benefit plan.  The effect of the amendment will be recognized beginning August 1, 2004.  The Company estimates that this amendment will reduce 2004 net periodic pension expense by approximately $2 million.

13.   Asset Retirement Obligations

         The following table provides a reconciliation of the changes in the asset retirement obligations during the period.

(Dollars in millions)	Balance	Liabilities		Balance
	January 1,	Incurred		June 30,
	2004	(Settled)	Accretion	2004

Environmental Remediation
Liabilities:
SFAS 143 ARO sites	$103	$(5)	$1	$99
Non-SFAS 143 sites	3	-	-	3
	$106	$(5)	$1	$102

14.   Commitments and Contingencies

Guarantees

         In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), disclosure about each group of guarantees is provided below:

Indemnifications

         In connection with the sale of Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sale transactions and business activities prior to the ultimate closing of the sale.  The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend, and/or indemnify the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions.  The carrying amount recorded for all indemnifications as of June 30, 2004 was $77 million.

         In addition, in connection with these transactions, the Company has generally provided indemnifications on general corporate matters such as ownership of the relevant assets, the power and corporate authority to enter into transactions and the satisfaction of liabilities not assumed by the buyer.  These indemnifications generally have indefinite terms.

         Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.  Generally, there are no specific recourse provisions.  At June 30, 2004, the Company had approximately $1 million in cash held in escrow or collateral.

         In addition, the Company provides certain indemnifications in the ordinary course of business such as product, patent and performance warranties in connection with the manufacture, distribution and sale of its products and services.  Due to the nature of these indemnities, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

Debt Obligations

         The Company has directly guaranteed various debt obligations under agreements with third parties related to subsidiaries and affiliates, and/or other unaffiliated companies.  At June 30, 2004, the Company had directly guaranteed $18 million of such obligations.  This represents the maximum principal amount of potential future payments that the Company could be required to make under the guarantees.  Any applicable interest and expenses would generally be added to the amount of the obligations.

         The Company's Consolidated Financial Statements include $5 million of directly guaranteed obligations, including $1 million recorded as debt and $4 million recorded as a pension liability.  The Company has also provided approximately $3 million in collateral through a mortgage security related to the pension liability.

         The Company guarantees the obligations of Hercules Trust II on the preferred securities (see Note 11).

Intercompany Guarantees

         The Company and its subsidiaries have intercompany guarantees between and among themselves which aggregate approximately $154 million as of June 30, 2004.  These guarantees relate to intercompany loans used to facilitate normal business operations.  All of the $154 million has been eliminated from the Company's Consolidated Financial Statements.

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

         Hercules has been identified as a potentially responsible party ("PRP") by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites.  The range of the reasonably possible share of costs for the investigation and cleanup of current and former operating sites, and other locations where the Company may have a known liability is between $102 million and $211 million.  In accordance with generally accepted accounting principles, the Company has accrued a liability of $102 million at June 30, 2004 representing the low end of the range, since no amount within the range is a better estimate than any other amount.  The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 years.

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

         Alleghany Ballistics Laboratory

         The Alleghany Ballistics Laboratory ("ABL") is a government-owned facility, which was operated by Hercules from 1945 to 1995 under contract with the United States Department of the Navy.  The Navy has notified Hercules that it would like to negotiate with Hercules with respect to certain environmental liabilities which, the Navy alleges, are attributable to Hercules' past operations at ABL.  In recent discussions, the Navy has stated that, pursuant to CERCLA, it has spent a total of $24.8 million and expects to spend an additional $44 million over the next 10 years.  The Company is currently investigating the Navy's allegations, including the basis of the Navy's claims, and whether the contracts with the government pursuant to which the Company operated ABL may provide the Company with a defense from some or all of the amounts sought.  At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported above.

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

         At June 30, 2004, the Company's accrued liability for environmental remediation was $102 million.  The extent of liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs.  While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules, and the resolution of any of these matters during a specific period could have a material effect on the quarterly or annual results of that period.

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

         Since entering into the agreements referenced in the above paragraph, the Company has continued to receive and settle or otherwise resolve claims on an on-going basis.  Between January 1, 2003 and December 31, 2003, the Company received approximately 18,330 new claims, over half of which were included in "consolidated" complaints naming anywhere from one hundred to thousands of plaintiffs and a large number of defendants, but providing little information connecting any specific plaintiff's alleged injuries to any specific defendant's products or premises.  It is the Company's belief that a significant majority of these "consolidated" claims will be dismissed for no payment.  During that same time period, the Company also received approximately 3,175 other new claims, all of which were included in "consolidated" complaints and which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.  Between January 1, 2004 and June 30, 2004, the Company received approximately 3,890 new claims, of which approximately 1,825 were in "consolidated" complaints.

         With respect to total claims pending, as of June 30, 2004, there were approximately 34,490 unresolved claims, of which approximately 1,040 were premises claims and the rest were products claims.  There were also approximately 1,425 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  In addition, as of June 30, 2004, there were approximately 11,912 claims (an amount that includes the 3,175 claims noted above) which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.

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

         The Company's primary and first level excess insurance policies that provided coverage for these asbestos-related matters have exhausted their limits.  The Company has not yet reached agreement with its other insurance carriers to fund the cost of defending and resolving its asbestos-related matters.  As a result, until the Company's other insurance carriers begin to fund the cost of defending and resolving these matters, the Company will have to fully fund the cost of defending and resolving these matters.  The Company spent approximately $33 million on these matters, including $26 million in settlement payments and $7 million for litigation during the six months ended June 30, 2004.  Nonetheless, based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment and anticipated future claims, the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and estimated future asbestos-related liabilities.  However, there can be no assurance that such liabilities will be sufficiently covered.

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

         The Company is seeking defense and indemnity payments or an agreement to pay from those carriers responsible for excess coverage whose levels of coverage have been or will soon be reached.  Although those excess carriers have not yet agreed to defend or indemnify the Company, the Company believes that it is likely that they will ultimately agree to do so, and that the majority of its estimated future asbestos-related costs will ultimately be paid or reimbursed by those carriers.  However, since the Company has not yet reached satisfactory agreements with those excess carriers, the Company will be required to completely fund these matters while it seeks reimbursement from those carriers.  In order to maximize the likelihood of obtaining insurance payments for these asbestos-related costs, on November 27, 2002, the Company initiated litigation against its excess insurance carriers in a matter captioned Hercules Incorporated v. OneBeacon, et al., Civil Action No. 02C-11-237 (SCD), Superior Court of Delaware, New Castle County.  That litigation is proceeding through discovery and motion practice, and trial is currently scheduled in October 2004.  Notwithstanding the filing of this litigation, the Company is in settlement discussions with its insurers.

         The Company commissioned a study of its asbestos-related liabilities by Professor Eric Stallard, who is a Research Professor of Demographic Studies at a major national university and a member of the American Academy of Actuaries.  Professor Stallard is a consultant with broad experience in estimating such liabilities.  Based on the results of the study undertaken by Professor Stallard, the Company estimated that its reasonably possible financial exposure for these matters (excluding approximately $1 million for previously settled but unpaid claims) ranged from $220 million to $675 million at December 31, 2003.  Due to inherent uncertainties in estimating the timing and amounts of future payments, this range does not include the effects of inflation and has not been discounted for the time value of money.  In addition, the range of financial exposures set forth above does not include estimates for future legal costs.  It is the Company's policy to expense these costs as incurred.  As stated above, the Company presently believes that the majority of this range of financial exposures will ultimately be funded by insurance proceeds.  Cash payments related to this exposure are expected to be made over an extended number of years and actual payments, when made, could be for amounts in excess of the range due to potential future changes in estimates as well as the effects of inflation.

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

         The findings of the study referenced above identify a range of the Company's reasonably possible financial exposure for these asbestos-related matters.  The Company increased its accrual for present and future potential asbestos claims before anticipated insurance recoveries at December 31, 2003 to $221 million, reflecting the low end of the range noted above in accordance with generally accepted accounting principles (since no amount within the range is a better estimate than any other amount) and $1 million for previously settled but unpaid asbestos cases, resulting in a charge of $55 million in the period related to these matters.  At June 30, 2004, the Consolidated Balance Sheet reflects a current liability of $44 million and a long-term liability of $151 million.  The Company believes that it is probable that $169 million of the $195 million accrual will be funded by or recovered from insurance carriers.  That belief, which is subject to the various assumptions set forth herein, is based on many factors that have been evaluated by the Company, along with its outside insurance coverage counsel, including the indemnity and defense payments that have been made by its now exhausted insurers and by some of its other insurers, the limits of remaining potentially available insurance coverage, and the range of possible outcomes in the Company's insurance coverage litigation taking into account, among other considerations, the facts and status of that litigation and the relevant case law.  At June 30, 2004, the Consolidated Balance Sheet reflects a current insurance receivable of $7 million and a long-term insurance receivable of $162 million.  The Company does not offset estimated insurance receivables against its estimated liability.

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

         Further, in April 2002, a related "Qui Tam" action was unsealed by the U.S. District Court for the Southern District of California.  That action is captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al., (Civil Action No. 99 CV 1557 JM JAH), was filed under seal in 1999, and is a "False Claims" action brought pursuant to the False Claims Act (31 U.S.C. Section 729 et seq.).  In that action, the relators, in the name of the U.S. Government, allege the same price fixing activities which are the subject of the above-described actions.  The relators then allege that those alleged price fixing activities resulted in inflated prices being charged by the defendant carbon fiber manufacturers to defense contractors, who, in turn, submitted claims for payment to the U.S. Government under various government contracts.  It is alleged that those claims for payment were "false claims" because the prices charged for the carbon fiber and carbon prepreg were "fixed" contrary to the laws of the United States.   By Order dated November 14, 2002, the Court dismissed the relators' complaint without prejudice because the complaint did not meet certain pleading requirements under the Federal Rules of Civil Procedure.  The relators filed a First Amended Complaint on January 3, 2003.  By Order dated July 29, 2003, the Court dismissed the First Amended Complaint without prejudice for similar reasons and provided the relators thirty days to re-file their complaint; that time period was subsequently extended by sixty days.  The relators filed a Second Amended Complaint on or about October 30, 2003.  The defendants filed a motion to have that complaint dismissed, but that motion was denied by Order dated June 9, 2004.  The Company denies liability and will vigorously defend each of these actions.

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

         On January 31, 2003, the Court granted a Motion for Class Certification in a lawsuit captioned Douglas C. Smith, Individually and on Behalf of All Others Similarly Situated v. Hercules Incorporated and Thomas Gossage, CA No. 01C-08-291 WCC, Superior Court of Delaware, New Castle County.  This lawsuit, which was filed on August 31, 2001, on behalf of Mr. Smith and a class of approximately 130 present and former Hercules employees, seeks payments under the "Integration Synergies Incentive Compensation Plan" (the "Plan"), a program put into place by the Company following its acquisition of BetzDearborn Inc. in October 1998.  The goal of the Plan was to provide certain financial incentives to specific employees who were deemed to have significant impact on the integration of BetzDearborn Inc. into Hercules Incorporated.  The amount to be paid under the Plan was tied to the successful achievement of "synergies," which were defined as the annualized reduction of expenses or improvement of profits realized as a result of the integration of BetzDearborn Inc. into Hercules.  The lawsuit essentially alleges that the payments made under the Plan were not adequate and that the Company breached the terms of the Plan.  The lawsuit originally sought payments of between $25 million and $30 million.  In February 2003, plaintiffs agreed to dismiss Thomas Gossage from the lawsuit.  In June 2003, potential members who had previously signed releases in favor of the Company were provided an opportunity to "opt in" to the class, and the remaining class members were provided an opportunity to "opt out" of the class.  As a result of this process, the size of the class was reduced to approximately 87 members.  In April 2004, the Company reached a tentative agreement to settle this matter for $5.855 million.  That settlement was approved by the Court on July 19, 2004 and an Order and Final Judgment has been entered.  Under the settlement, individuals who previously opted-out of the litigation were permitted the opportunity to share in the agreed-upon settlement amount by opting-in to the class for purposes of settlement, and there is a cap on the amount payable to any individual class member.  The settlement was agreed to by Hercules without any admission of liability to avoid the risks and uncertainties of litigation.

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

         At this time, the Company is a defendant in twenty lawsuits (including two purported class actions) where plaintiffs allege that exposure to Agent Orange caused them to sustain various personal injuries.  In addition, in January 2004, the Company was sued in a class action filed in the United States District Court for the Eastern District of New York by The Vietnam Association for Victims of Agent Orange/Dioxin and several individuals who claim to represent between two and four million Vietnamese who allege that Agent Orange used by the United States during the Vietnam War caused them or their families to sustain personal injuries.  (The Vietnam Association for Victims of Agent Orange/Dioxin, et al. v. The Dow Chemical Company, et al., Civil Action No. 04 CV 0400 (JBW).)  That complaint alleges violations of international law and war crimes, as well as violations of the common law for products liability, negligence and international torts.

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

         On or about June 1, 2004, a Complaint captioned Charles Stepnowski v. Hercules Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules' Vice President Human Resources, Civil Action No. 04-cv-2296, was filed in the United States District Court, Eastern District of Pennsylvania. An Amended Complaint was filed on June 16, 2004. Styled as a class action, the Amended Complaint seeks benefits under the Pension Plan of Hercules Incorporated (the "Plan"), and alleges violations of the Employee Retirement Income Security Act, 29 U.S.C. §1100 et seq. ("ERISA"). Under the Plan, eligible retirees of the Company may opt to receive a single cash payment of 51% of the present value of their accrued benefit (with the remaining 49% payable as a monthly annuity). The Amended Complaint alleges that the Company's adoption of a new interest rate assumption used to determine the 51% cash payment constitutes a breach of fiduciary duty and a violation of the anti-cutback requirements of ERISA and the Internal Revenue Code. The Amended Complaint seeks the payment of additional benefits under ERISA (as well as costs and attorneys fees) and seeks to compel the Company to use an interest rate assumption that is more favorable to eligible retirees. The Amended Complaint seeks to establish a class comprised of all Plan participants who retired (or who will retire) on or after December 1, 2001. The Company denies all liability, and intends to vigorously defend this action.

         At June 30, 2004, the consolidated balance sheet reflects a current liability of approximately $55 million and a long-term liability of approximately $151 million for litigation and claims, including asbestos-related claims.  These amounts represent management's best estimate of the probable and reasonably estimable losses related to litigation or claims, including asbestos claims.  The extent of the liability and recovery is evaluated quarterly.  While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

15.   Consolidation of Variable Interest Entities

         In accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") ("VIEs"), the financial statements of the Company reflect the consolidation of two joint venture VIEs, ES FiberVision Holdings A/S and ES FiberVisions L.P.  These entities serve as global marketers of the Company's bicomponent fibers.  As of June 30, 2004, the fair value of the assets in these joint ventures was approximately $11 million and the fair value of the associated liabilities and non-controlling interests was approximately $9 million.  There are no assets of the Company that serve as collateral for the VIEs and the creditors of the VIEs have no recourse to the general credit of the Company.

16.    Segment Information

         The table below reflects Net sales and Profit from operations for the three and six months ended June 30, 2004 and 2003.

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales:
Performance Products	$ 412	$ 383	$ 798	$ 739
Engineered Materials and Additives	98	95	187	186
Consolidated	$ 510	$ 478	$ 985	$ 925

Profit from operations:
Performance Products	$ 68	$ 74	$ 119	$ 132
Engineered Materials and Additives	(1)	3	(3)	5
Corporate Items (a)	(2)	(1)	(5)	-
Consolidated	$ 65	$ 76	$ 111	$ 137

 (a)     For the three and six months ended June 30, 2004, Corporate Items include charges related to previously divested businesses and other adjustments for executive pension.  For the three and six months ended June 30, 2003, corporate includes income recognized as a result of a favorable legal settlement partially offset by severance charges.

17.    Income Taxes

         The effective tax rate for the quarter ended June 30, 2004 is 54%.  This compares to 14% for the quarter ended June 30, 2003.  The effective tax rate for the six months ended June 30, 2004 is 9%, versus 23% for the same period in 2003.  The full year effective tax rate for 2004 is estimated to be approximately 41%.  The effective tax rate for the six months ended June 30, 2004 reflects the tax benefit related to the CP Kelco gain, which was recognized in the first quarter of 2004.  The 2004 estimated effective tax rate is higher than the U.S. statutory tax rate of 35% primarily due to an increase in state taxes related to tax planning initiatives.  For the year, the tax benefit related to the CP Kelco gain is substantially offset by U.S. taxes on current year repatriations of foreign earnings in excess of amounts for which taxes had been provided.

18.    Investment in CP Kelco ApS

         On February 12, 2004, a subsidiary of the Company completed the sale of its minority ownership in CP Kelco ApS to a subsidiary of J. M. Huber Corporation for $27 million.  Summarized unaudited financial information for CP Kelco ApS is as follows:

(Dollars in millions)	January 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Net sales	$37	$111	$216
Gross profit	11	34	68
Profit from operations	5	13	29
Net (loss) income	(2)	57	60

19.     Financial Information of Guarantor Subsidiaries

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

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2004	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 137	$ 130	$ 288	$ (45)	$ 510
Cost of sales	96	86	187	(44)	325
Selling, general, and administrative expenses	26	32	40	-	98
Research and development	5	5	1	-	11
Intangible asset amortization	1	1	-	-	2
Other operating expense, net	1	4	4	-	9

Profit from operations	8	2	56	(1)	65
Interest and debt expense (income), net	46	(14)	(2)	-	30
Other expense, net	26	1	-	-	27

Income (loss) before income taxes and equity income	(64)	15	58	(1)	8
Provision (benefit) for income taxes	(13)	(2)	20	(1)	4

Income (loss) before equity income	(51)	17	38	-	4
Equity income (loss) from consolidated subsidiaries	55	1	(1)	(55)	-

Net income	$ 4	$ 18	$ 37	$ (55)	$ 4

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2003	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 136	$ 110	$ 263	$ (31)	$ 478
Cost of sales	87	77	166	(32)	298
Selling, general, and administrative expenses	26	22	42	-	90
Research and development	5	4	1	-	10
Intangible asset amortization	1	1	-	-	2
Other operating expense, net	1	-	1	-	2

Profit from operations	16	6	53	1	76
Interest and debt expense (income), net	43	(14)	4	-	33
Other expense, net	6	-	-	-	6

Income (loss) before income taxes and equity income	(33)	20	49	1	37
Provision (benefit) for income taxes	(17)	9	13	-	5

Income (loss) before equity income	(16)	11	36	1	32
Equity income from consolidated subsidiaries	48	4	-	(52)	-

Net income from continuing operations before discontinued
operations	32	15	36	(51)	32
Net income on discontinued operations, net of tax	2	-	-	-	2

Net income	$ 34	$ 15	$ 36	$ (51)	$ 34

Condensed Consolidating Statement of Income	(Unaudited)
Six Months Ended June 30, 2004	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 268	$ 240	$ 552	$ (75)	$ 985
Cost of sales	184	165	356	(75)	630
Selling, general, and administrative expenses	53	64	79	-	196
Research and development	10	9	3	-	22
Intangible asset amortization	3	1	-	-	4
Other operating expense, net	4	12	6	-	22

Profit (loss) from operations	14	(11)	108	-	111
Interest and debt expense (income), net	92	(28)	(4)	-	60
Other expense (income), net	44	1	(27)	-	18

Income (loss) before income taxes and equity income	(122)	16	139	-	33
Provision (benefit) for income taxes	(32)	(4)	39	-	3

Income (loss) before equity income	(90)	20	100	-	30
Equity income from consolidated subsidiaries	120	3	-	(123)	-

Net income	$ 30	$ 23	$ 100	$ (123)	$ 30

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2003	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 271	$ 217	$ 497	$ (60)	$ 925
Cost of sales	173	153	315	(59)	582
Selling, general, and administrative expenses	55	37	89	-	181
Research and development	10	8	2	-	20
Intangible asset amortization	3	1	-	-	4
Other operating expense (income), net	(1)	-	2	-	1

Profit from operations	31	18	89	(1)	137
Interest and debt expense (income), net	88	(29)	8	-	67
Other expense, net	7	2	1	-	10

Income (loss) before income taxes and equity income	(64)	45	80	(1)	60
Provision (benefit) for income taxes	(27)	18	23	-	14

Income (loss) before equity income	(37)	27	57	(1)	46
Equity income from consolidated subsidiaries	83	7	1	(91)	-

Net income from continuing operations before discontinued
operations and cumulative effect of changes in accounting principle	46	34	58	(92)	46
Net income on discontinued operations, net of tax	2	-	-	-	2
Net income before cumulative effect of changes in
accounting principle	48	34	58	(92)	48
Cumulative effect of changes in accounting principle, net of tax	(28)	-	-	-	(28)

Net income	$ 20	$ 34	$ 58	$ (92)	$ 20

Condensed Consolidating Balance Sheet
June 30, 2004	(Unaudited)
	(Dollars in millions)
	Unconsolidated			Eliminations & Adjustments	Consolidated
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries

Assets
Current assets
Cash and cash equivalents	$ 9	$ 6	$ 78	$ -	$ 93
Accounts and notes receivable, net	118	62	246	4	430
Intercompany receivables	74	19	22	(115)	-
Inventories	45	59	101	(14)	191
Deferred income taxes	123	-	9	(11)	121
Total current assets	369	146	456	(136)	835
Property, plant, and equipment, net	164	160	338	(1)	661
Investments in subsidiaries	2,372	90	50	(2,512)	-
Goodwill and other intangible assets, net	220	89	393	-	702
Deferred income taxes	132	-	13	(120)	25
Other assets	436	12	53	-	501
Total assets	$ 3,693	$ 497	$ 1,303	$ (2,769)	$ 2,724
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 54	$ 17	$ 121	$ 1	$ 193
Accrued expenses	120	38	83	(11)	230
Intercompany payables	7	68	39	(114)	-
Current maturities of long-term debt	4	-	20	-	24
Total current liabilities	185	123	263	(124)	447
Long-term debt	1,320	-	18	-	1,338
Deferred income taxes	-	120	79	(121)	78
Postretirement benefits and other liabilities	648	60	71	1	780
Intercompany notes payable (receivable)	1,459	(1,125)	(334)	-	-
Stockholders' equity	81	1,319	1,206	(2,525)	81
Total liabilities and stockholders' equity	$ 3,693	$ 497	$ 1,303	$ (2,769)	$ 2,724

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2004
	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net Cash (Used In) Provided By Operations	$ (22)	$ 9	$ 60	$ (82)	$ (35)

Cash Flow From Investing Activities:
Capital expenditures	(10)	(5)	(15)	-	(30)
Proceeds from sale of minority interest in CP Kelco ApS	27	-	-	-	27
Contributions paid to affiliates	(1)	-	-	1	-
Contributions received from affiliates	-	-	1	(1)	-
Other, net	-	-	1	-	1
Net cash (used in) provided by investing activities	16	(5)	(13)	-	(2)

Cash Flow From Financing Activities:
Long-term debt proceeds	650	-	-	-	650
Long-term debt repayments	(628)	-	(9)	-	(637)
Change in current maturities of long-term debt	-	-	-	-	-
Payment of debt issuance costs and underwriting fees	(8)	-	-	-	(8)
Change in intercompany, noncurrent	(9)	1	43	(35)	-
Dividends paid	-	-	(117)	117	-
Treasury stock issued	1	-	-	-	1

Net cash provided by (used in) financing activities	6	1	(83)	82	6

Effect of exchange rate changes on cash	-	-	(1)	-	(1)

Net (decrease) increase in cash and cash equivalents	-	5	(37)	-	(32)
Cash and cash equivalents - beginning of period	9	2	114	-	125
Cash and cash equivalents - end of period	$ 9	$ 7	$ 77	$ -	$ 93

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2003
	(Unaudited)
	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net Cash (Used In) Provided By Operations	$ (28)	$ 57	$ 42	$ (90)	$ (19)

Cash Flow From Investing Activities:
Capital expenditures	(5)	(6)	(8)	-	(19)
Proceeds of investment and fixed asset disposals	-	-	3	-	3
Decrease in restricted cash	125	-	-	-	125
Other, net	(1)	1	(4)	-	(4)
Net cash provided by (used in) investing activities	119	(5)	(9)	-	105

Cash Flow From Financing Activities:
Long-term debt repayments	(126)	-	(7)	-	(133)
Change in current maturities of long-term debt	-	-	(1)	-	(1)
Change in intercompany, noncurrent	(49)	(53)	12	90	-
Treasury stock issued	1	-	-	-	1

Net cash (used in) provided by financing activities	(174)	(53)	4	90	(133)

Effect of exchange rate changes on cash	-	-	9	-	9

Net (decrease) increase in cash and cash equivalents	(83)	(1)	46	-	(38)
Cash and cash equivalents - beginning of period	131	7	71	-	209
Cash and cash equivalents - end of period	$ 48	$ 6	$ 117	$ -	$ 171

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.  All references to individual Notes refer to Notes to the Consolidated Financial Statements.  Within the following discussion, unless otherwise stated, "quarter" and "six-month period" refer to the three months and the six months ended June 30, 2004.  All comparisons are with the corresponding period in the previous year, unless otherwise stated.

Overview

          Hercules is a leading global manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications.  The Company's principal products are chemicals used by the paper industry to improve performance and enhance the manufacturing process; water-soluble polymers; polypropylene and polyethylene fibers; and specialty resins.  Key markets for the Company's products are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Pulp and Paper	46%	47%
Regulated (including food, pharmaceutical and personal care)	20%	21%
Paints and Adhesives	11%	11%
Construction Materials	10%	9%
Industrial Specialties (including oilfield, textiles and general industrial)	13%	12%
Total Consolidated	100%	100%

         More than 50% of the Company's revenues are generated outside of North America.  Net sales expressed as a percentage by region in the three months and six months ended June 30 were:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
North America	45%	46%
Europe	40%	39%
Asia Pacific	11%	11%
Latin America	4%	4%
Total Consolidated	100%	100%

         The Company operates through two reportable segments and four divisions: Performance Products (Pulp and Paper and Aqualon) and Engineered Materials and Additives (FiberVisions and Pinova).  Net sales for the three months and six months ended June 30, 2004 as a percent of total sales, by division, were:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Pulp and Paper	45%	46%
Aqualon	36%	35%
FiberVisions	14%	14%
Pinova	5%	5%
Total Consolidated	100%	100%

         Performance in the three months ended June 30, 2004 continued to be positively impacted by a strong Euro coupled with volume gains in Aqualon, Pulp and Paper and Pinova, offset by higher costs, especially for energy and energy-related raw materials, pension benefits, and freight. The Euro has appreciated approximately 8% against the U.S. dollar from second quarter 2003 levels.

          Higher cost energy and natural gas/crude oil (as feedstock) are impacting many raw materials, particularly for chlor-alkali, ethylene, benzene and propylene and their downstream derivatives.  Strong demand from China for many basic materials and the strengthening global economy are also exerting upward price pressure on raw materials.  The Company has instituted a number of initiatives to mitigate these negative effects, including product substitution, and exploring new sourcing opportunities.

          In Pulp and Paper, production of paper and paperboard in North America appears to be improving, while Europe remains stable.  Sales in emerging markets remained strong in the quarter.  The net sales for the three months ended June 30, 2004 were up 16% in China, 27% in Brazil and 13% in Eastern Europe over the comparable 2003 period.

         The Company expanded and extended its relationship with GE Water Technologies in the quarter.  The original supply and distribution agreements have been extended through 2009.  The Company will continue its status as GE Water Technologies’ exclusive distributor of water treatment products in the pulp and paper industry.  In addition, manufacturing facilities of both companies have been consolidated in an effort to increase capacity utilization, improve cost efficiencies and reduce working capital.

          Market conditions affecting Aqualon remain healthy.  Volume growth was fueled by strength in the personal care, pharmaceutical, paint, oil field and polyols markets.  Volumes and revenues also benefited from the Company’s December 2003 acquisition of Jiangmen Quantum Hi-Tech BioChemical Engineering Co. Ltd. ("Jiangmen").  Unfavorable mix, reflecting higher sales of lower priced products, regional and industry mix, and lower pricing in certain mature product lines to retain market share has offset some of the positive volume growth.

         In FiberVisions, margins were under pressure due to unprecedented high polypropylene material prices and continued competitive activity.  The Chemical Data Inc. Index ("Index") for polypropylene was $0.518 per pound for the second quarter of 2004.  The Index is projected to be $0.548 and $0.515 per pound for the third quarter and fourth quarter of 2004, respectively, providing an estimated average Index of $0.516 per pound for 2004 as compared to an average of  $0.434 per pound for 2003.  FiberVisions has contractual arrangements with many of its customers that enable it to pass through higher polypropylene costs on a delayed basis.  Sales continue to be adversely impacted by substitution in the baby diaper coverstock market and a lag in growth of the disposable wipes and other applications.

         In the Pinova business, sales volumes are stronger as compared to the second quarter of 2003, but higher raw material costs, pension expense and lower tolling income negatively impacted profits.  The business has been successful in regaining lost volume through increased sales to existing customers and the addition of new customers.

          In addition to these factors, results for the six months ended June 30, 2004 were influenced by a number of other events, as discussed below.

         On February 12, 2004, the Company completed the sale of its minority interest in CP Kelco, realizing a pre-tax gain of $26 million.  The Company, as discussed below in "Financial Condition," continued to repurchase its 11.125% senior subordinated notes due 2007, resulting in a $15 million loss on the repurchases for the six months ended June 30, 2004, including the write-off of $2 million of unamortized debt issuance costs.  In April 2004, the Company reached a tentative settlement agreement in the lawsuit captioned Douglas C. Smith, Individually and on Behalf of All Others Similarly Situated v. Hercules Incorporated and Thomas Gossage, resulting in the recognition of  a charge of $6 million in the first quarter.  All of these items are included in Other expense, net.

         During the three months ended June 30, 2004, the Company completed the refinancing of the old Senior Credit Facility and redeemed its 9.42% debentures.  As a result of the redemption and refinancing, $14 million in non-cash expense related to the write-off of unamortized debt issuance costs was recognized in Other expense, net.

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

         Hercules adopted the provisions of SFAS 142 effective January 1, 2002.  As of June 30, 2004, Hercules identified the following reporting units: Pulp and Paper, Aqualon, FiberVisions and Pinova.  Pursuant to SFAS 142, the Company is required to perform an annual assessment of its reporting units for impairment.  To assess impairment, the Company compares the reporting unit's book value of net assets, including goodwill, to its fair value.  Fair value is estimated using a combination of valuation approaches including the market value and income approaches.  In the event that the book value exceeds the fair value, the Company recognizes an impairment to the extent the book value of goodwill exceeds the implied fair value of goodwill for any reporting unit, calculated by determining the fair value of the assets and liabilities for the reporting unit.  Deterioration in future economic conditions, poor operating results in the reporting units, new or stronger competitors, or changes in technology could result in an inability to recover the carrying value of the goodwill and intangible assets, thereby requiring an impairment in the future.

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

          Hercules establishes reserves for environmental matters, litigation and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.  At June 30, 2004, the Company had accrued $102 million for contingencies and asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5") and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143").  The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation required or agreed to, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in environmental laws and regulations, technological developments, the years of remedial activity required and changes in the number or financial exposures of claims, lawsuits, settlements or judgments, or in the ability to reduce such financial exposures by collecting indemnity payments from insurers.  If the contingency is resolved for an amount greater or less than has been accrued, Hercules' share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, Hercules would recognize an additional expense or benefit in income in the period such determination was made.

          Hercules has established reserves for asbestos-related personal injury lawsuits and claims.  The Company's estimates are based on a number of assumptions including the number of future claims, the timing and amount of future payments, disease, venue, the dynamic nature of asbestos litigation and the present uncertainty concerning the participation of its excess insurance carriers and other circumstances.  At June 30, 2004, the Company had recorded a gross accrued liability of $195 million, after recognizing cash settlement payments of $14 million during the quarter, for present and future potential asbestos claims before anticipated insurance recoveries.  The Company believes that it is probable that $169 million of the $195 million accrual will be funded by or recovered from insurance carriers.  That belief, which is subject to the various assumptions set forth herein, is based on many factors that have been evaluated by the Company, along with outside insurance counsel, including the indemnity and defense payments that have been made by its now exhausted insurance carriers, and by some of its other carriers, and the limits of remaining potentially available insurance coverage, as well as the range of possible outcomes in the Company's insurance coverage litigation, taking into account, among other considerations, the facts and status of that litigation and the relevant case law.

         The Company provides defined benefit pension and postretirement welfare benefit plans to employees in the United States who meet eligibility requirements.  Similar plans are provided outside the United States in accordance with local practice.  Pension and other postretirement benefit obligations and the related expense (income) are determined based upon actuarial assumptions regarding mortality, medical inflation rates, discount rates, long-term return on assets, salary increases, Medicare availability and other factors.  Changes in these assumptions can result in changes to the recognized pension expense and recorded liability.  In June 2004, the Company amended the U.S. defined benefit plan effective January 1, 2005.  Benefits earned after January 1, 2005 under the plan will be calculated under a "career average" pay plan.  In addition, employees hired after January 1, 2005 will not be eligible to participate in the U.S. defined benefit plan.  The Company estimates that these changes will reduce net periodic pension cost ("NPPC") by $10 million on an annual basis.  The reduction for 2004 is estimated to be approximately $2 million.  As a result of past unfavorable investment performance and the lower discount rate, the accumulated benefit obligation ("ABO") exceeded the fair value of plan assets.  The Company is required to recognize an additional liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to other comprehensive income in stockholders' equity.  At June 30, 2004, the consolidated balance sheet reflects an additional minimum liability of $554 million (pre-tax) and an after-tax charge to accumulated other comprehensive income of $339 million.

Results of Operations

          The table below reflects Net sales and Profit from operations for the three and six months ended June 30, 2004 and 2003.  Substantially all reconciling items have been allocated to the segments.

(Dollars in millions)	Three Months Ended June 30,
	2004	2003	Change	% Change
Net sales:
Performance Products	$412	$383	$29	8%
Engineered Materials and Additives	98	95	3	3%
Consolidated	$510	$478	$32	7%

Profit from operations:
Performance Products	$68	$74	$(6)	(8%	)
Engineered Materials and Additives	(1)	3	(4)	(133%	)
Corporate Reconciling Items	(2)	(1)	(1)	(100%	)
Consolidated	$65	$76	$(11)	(14%	)

	Six Months Ended June 30,
	2004	2003	Change	% Change
Net sales:
Performance Products	$798	$739	$59	8%
Engineered Materials and Additives	187	186	1	1%
Consolidated	$985	$925	$60	6%

Profit from operations:
Performance Products	$119	$132	$(13)	(10%	)
Engineered Materials and Additives	(3)	5	(8)	(160%	)
Corporate Reconciling Items	(5)	-	(5)	-
Consolidated	$111	$137	$(26)	(19%	)

          The tables below reflect Net sales percentage changes from the three months and six months ended June 30, 2003.

Three Months Ended June 30, 2004	Net Sales Percentage Increase (Decrease) from prior year due to
		Product		Rates of
	Volume	Mix	Price	Exchange	Total
Pulp and Paper	8%	(6%)	(2%)	4%	4%
Aqualon	18%	(7%)	(2%)	4%	13%
Performance Products	12%	(6%)	(2%)	4%	8%

Fibervisions	(7%)	0%	1%	3%	(3%)
Pinova	33%	(2%)	(9%)	0%	22%
Engineered Materials and Additives	3%	0%	(2%)	2%	3%
Consolidated	10%	(5%)	(1%)	3%	7%

Six Months Ended June 30, 2004	Net Sales Percentage Increase (Decrease) from prior year due to
		Product		Rates of
	Volume	Mix	Price	Exchange	Total
Pulp and Paper	6%	(5%)	(1%)	5%	5%
Aqualon	15%	(7%)	(1%)	5%	12%
Performance Products	9%	(5%)	(1%)	5%	8%

FiberVisions	(11%)	1%	1%	5%	(4%)
Pinova	26%	(2%)	(8%)	0%	16%
Engineered Materials and Additives	(2%)	0%	(1%)	4%	1%
Consolidated	7%	(5%)	(1%)	5%	6%

          The tables below reflect Net sales per region and percentage change from the three months and six months ended June 30, 2003.

Region	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	% Change	% Increase (Decrease) Net of Rate of Exchange Benefit
North America	$ 228	$ 229	0%	(1%	)
Latin America	23	23	0%	0%
Asia Pacific	53	43	23%	21%
Europe	206	183	13%	5%
All regions	$ 510	$ 478	7%	3%

Region	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	% Change	% Increase (Decrease) Net of Rate of Exchange Benefit
North America	$ 448	$ 454	(1%)	(2%	)
Latin America	47	42	12%	7%
Asia Pacific	102	84	21%	20%
Europe	388	345	12%	1%
All regions	$ 985	$ 925	6%	2%

         Consolidated net sales were $510 million and $985 million for the three months and the six months ended June 30, 2004, an increase of $32 million, or 7%, and $60 million, or 6%, respectively.  Compared to the three months ended June 30, 2003, volumes generated a 10% improvement, mix had a negative impact of 5%, prices were lower by 1% and rates of exchange had a 3% positive effect.  Compared to the six months ended June 30, 2003, volumes generated a 7% improvement, mix had a negative impact of 5%, prices were lower by 1% and rates of exchange had a 5% positive effect.

         For the three months ended June 30, 2004, regional sales were down 1% in North America, flat in Latin America, and better in Asia Pacific and in Europe by 21% and 5%, respectively (excluding the benefit of rates of exchange).  North American sales reflect a challenging but improving pulp and paper market and volume losses in the FiberVisions diaper coverstock market due to substitution of competing products.  European sales were higher primarily due to the positive impact of the weaker dollar versus the Euro.  Excluding the benefit of higher rates of exchange, sales were down in Pulp and Paper reflecting a highly competitive marketplace.  Sales in Asia Pacific have increased as a result of the acquisition of Jiangmen in China and stronger economic conditions.  Paper sales in Latin America, primarily Brazil, remain strong, whereas Aqualon had lower sales in the region.

         For the six months ended June 30, 2004 regional sales were lower in North America by 2%, better in Latin America by 7% and better in Asia Pacific by 20% and in Europe by 1% (excluding the benefit of the Euro increase).  Improving conditions in the North American Pulp and Paper market and generally improved economic conditions in Europe helped the year-to-date comparisons.  The Asia Pacific and Latin America regions continue to remain strong.

         Profit from operations for the three months ended June 30, 2004 was $65 million, a decrease of $11 million, or 14% compared to the second quarter of 2003.  A $3 million benefit from favorable rates of exchange was more than offset by higher pension, raw material, energy, freight and insurance costs and the receipt of $4 million for insurance demutualization proceeds in the second quarter 2003.  Severance accruals of approximately $5 million were recognized in the second quarter 2004 by our Pulp and Paper division.

         Profit from operations for the six months ended June 30, 2004 was $111 million, a decrease of $26 million, or 19% as compared to the six months ended June 30, 2003.  An $8 million benefit from favorable rates of exchange was more than offset by higher pension, raw materials, energy, freight and insurance costs, non-cash asset impairment charges in Aqualon and Pulp and Paper, and bad debt and severance accruals related to our Pulp and Paper division.  Also profit from operations in 2003 benefited from income recognized as a result of a favorable legal settlement and receipt of the insurance demutualization proceeds noted above.

         During the three months ended June 30, 2004, Performance Products net sales grew $29 million, or 8%, and profit from operations declined $6 million, or 8%.  During the six months ended June 30, 2004, net sales grew $59 million, or 8%, and profit from operations declined $13 million, or 10%.  The lower operating profit in both periods reflects the decline in Pulp and Paper performance.

         In the Pulp and Paper Division, net sales for the three months ended June 30, 2004 grew 4%, with 8% resulting from higher volumes and a 4% benefit from favorable rates of exchange, partially offset by a 6% impact from an unfavorable mix and 2% lower pricing.  The higher volumes are primarily a result of increased sales under our supply agreement with G.E. Water Technologies as well as an improving North American market for container board.  Europe also showed some improvement during the three months and emerging markets remain strong.

         Pricing has slipped from the second quarter 2003 due to competitive pressures, primarily in the U.S. market place.  The Company, however, has initiated action to increase prices in North America by 3-9%.  Profit from operations was 43% lower than the prior year.  Improved rates of exchange were offset by lower pricing, higher energy and raw material costs, higher pension expenses, and selling expenses associated with new product growth.  In addition, severance charges of approximately $5 million for headcount reductions in the general and administrative functions were made.

         Net sales for the six months ended June 30, 2004 grew 5%, with 6% resulting from higher volumes and a 5% benefit from favorable rates of exchange, partially offset by a 5% impact from an unfavorable product mix and 1% lower prices reflecting similar conditions as noted above.  Year-to-date profit from operations was down $18 million, or 36% versus the prior year.  Improved rates of exchange were offset by higher energy and raw material costs, higher pension expenses and a charge for uncollectible accounts receivable.  Charges of approximately $6 million were recorded for headcount reduction including general and administrative functions and manufacturing personnel at our Kalamazoo production facility, in addition to an asset impairment of $3 million incurred for the closure of the Kalamazoo facility.  The facilities consolidation, scheduled for later this year, will result in annual cost savings of approximately $1 to $2 million.

         Aqualon sales for the three months ended June 30, 2004 were up 13% compared to prior year.  The sales growth in the three months ended June 30, 2004 was driven by 18% higher volumes and a 4% benefit from higher rates of exchange, partially offset by negative mix of 7% and 2% reduced pricing.  Volume improvements continue to be made in the personal care, pharmaceutical, paint, oilfield and pentaerythritol markets.  Approximately 2% of the sales growth was related to our Jiangmen acquisition completed in the fourth quarter of 2003.  The negative mix reflects higher sales of lower priced products, regional and industry mix, and is partly related to the additional contribution made by our Jiangmen acquisition.  Pricing in certain mature product lines was lower as the Company has made efforts to retain market share.  The U.S. CMC business continues to be under pressure due to aggressive behavior of several foreign producers that are exporting into the U.S. market.  Also new capacity expansion by a competitor in one of the Company’s product families has temporarily reduced pricing in the marketplace.

         Profit from operations was higher by $6 million, or 13%, as favorable rates of exchange, improved plant utilization rates, and lower raw material costs in the aggregate were partially offset by higher pension, freight expenses and increased selling, general and administrative costs.

         Aqualon sales for the six months ended June 30, 2004 were up 12% compared to the six months ended June 30,  2003.  Net sales growth was driven by 15% higher volumes and a 5% benefit from higher rates of exchange, partially offset by negative mix of 7% and 1% lower prices. Year to date volume improvements continue to be made in the personal care, paint, oilfield and pentaerythritol markets.  Volumes also continue to benefit from our Jiangmen acquisition completed in the fourth quarter of 2003.  The negative product mix reflects higher sales of lower priced products and regional and industry mix.  Unfavorable pricing variances in the CMC business reflect growth in the Asian market, partly related to the additional contributions made by the Jiangmen acquisition, and pressure in the U.S. market due to aggressive behavior of several foreign producers as noted above.

         Profit from operations for the six months ended June 30, 2004 was higher by $5 million, or 6%, as the effect of favorable rates of exchange, higher plant utilization rates and lower raw material costs in the aggregate, were partially offset by higher pension and freight expenses.  In addition, an asset impairment charge of $4 million was incurred for closure of a raw material production line in the first quarter.  The raw material requirements will be sourced pursuant to a long-term third-party supply agreement that should yield an estimated annual savings of $1 million.

         In the Engineered Materials and Additives segment, net sales in the three months ended June 30, 2004 increased $3 million, or 3%, and profit from operations declined $4 million primarily related to the FiberVisions division.

         FiberVisions net sales for the three months ended June 30, 2004 declined 3% as the 7% impact of lower volumes was only partially offset by the 1% effect of higher prices and favorable rates of exchange of 3%.  The lower volumes reflect a faster decline in sales of fibers used to make diaper coverstock versus the anticipated increase in fibers used in the disposable wipes markets and other applications markets. Higher prices reflect the contractual customer pass through of higher polymer costs offset by lower pricing obtained in certain regional markets, customers and applications.  Profit from operations was lower by $4 million in the three months ended June 30, 2004.  Improved rates of exchange and lower management fees charged by our ES FiberVisions joint venture partner were more than offset by higher polymer costs and lower plant utilization.

         FiberVisions net sales for the six months ended June 30, 2004 declined 4%.  Lower volume of 11% was only partially offset by the 1% effect of higher prices, 1% improved mix and favorable rates of exchange of 5%.  Year to date sales reflect many of the same conditions noted above.  Volumes have improved from the first quarter of this year, but not to the same levels as last year.  Anticipated volume growth in wipes and other applications has not yet replaced the loss of volume in diaper coverstock.  Profit from operations for the six months ended June 30, 2004 was lower by $6 million.  Improved rates of exchange and lower management fees charged by our ES FiberVisions joint venture partner were more than offset by higher polymer costs and lower plant utilization.  In addition, legal costs associated with the now terminated Meraklon S.p.A. acquisition were recognized.

         Net sales in Pinova increased 22% in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003.  Sales  benefited from significantly higher volumes of 33%, offset by 9% lower pricing and negative mix of 2%.  The increase in volumes is related to recapturing lost market share in the highly competitive chewing gum, adhesives and other industrial markets.  The lower pricing and unfavorable product mix is related to these efforts to regain lost business.  A $1 million loss from operations was recorded in both 2004 and 2003.  Improved plant utilization rates associated with the higher volumes was offset by higher raw materials and pension costs, and lower tolling fees.

         Net sales in Pinova for the six months ended June 30, 2004 increased 16% as compared to the prior year.  Sales benefited from significantly higher volumes of 26%, offset by 8% lower pricing and negative mix of 2%.  The increase in volumes is related to recapturing lost market share in the highly competitive chewing gum, adhesives and other industrial markets.  The lower pricing and unfavorable product mix is related to these efforts to regain lost business.  A $3 million loss from operations was recorded for the six months ended June 30, 2004, compared to a loss of $1 million in 2003.  Improved plant utilization rates associated with the higher volumes were offset by higher raw materials and pension costs, and lower tolling fees.

         Other expense was $27 million for the three months ended June 30, 2004, an increase of $21 million compared to $6 million of expense for the same period in 2003.  The increase was primarily attributable to write-off of debt issuance costs associated with the Company’s debt refinancing as well as premiums paid and write-off of debt issuance costs associated with repurchasing the Company’s 11.125% senior notes on the open market.  In addition, asbestos related litigation costs, both claims and insurance carrier related, have increased from last year.

         Other expense was $18 million for the six months ended June 30, 2004, an increase of $8 million versus the $10 million of other expense for the same period in 2003.  The increase was primarily attributable to write-off of debt issuance costs associated with the Company’s debt refinancing in the second quarter of 2004.  In addition, premiums were paid and debt issuance costs were written off in connection with repurchasing the Company’s 11.125% senior subordinated notes on the open market in the six months ended June 30, 2004.  Asbestos-related litigation costs, both claims and insurance carrier related, have increased from last year.  Legal settlements of $6 million in 2004 were higher than last year.  Offsetting the charges was the gain recognized on the sale of the company’s minority interest in CP Kelco which occurred in the first quarter.

         Interest and debt expense in the second quarter was $30 million, $3 million lower than the same period of 2003, reflecting lower debt balances outstanding (prior to consummation of the debt refinancing in April 2004) and lower interest rates on our bank debt facilities.  The lower debt balances resulted from repurchases of our 11.125% senior subordinated notes starting in the fourth quarter of 2003 and continuing through 2004, coupled with lower interest rates pursuant to the December 2003 amendment to our senior credit facility.  In addition, the recently completed refinancing in the second quarter is expected to provide annual interest savings of approximately $10 million.

         Interest and debt expense for the six months ended June 30, 2004 was $60 million, or $7 million lower than the same period of 2003, reflecting lower debt balances outstanding and lower interest rates on our bank debt facilities.  The lower interest rates received via the refinancing combined with the continuing repurchase of 11.125% senior subordinated notes throughout 2004 is expected to lower interest expense in the second half of 2004.

          The effective tax rate for the quarter ended June 30, 2004 is 54%.  This compares to 14% for the quarter ended June 30, 2003.  The effective tax rate for the six months ended June 30, 2004 is 9%, versus 23% for the same period in 2003.  The full year effective tax rate for 2004 is estimated to be approximately 41%.  The effective tax rate for the six months ended June 30, 2004 reflects the tax benefit related to the CP Kelco gain, which was recognized in the first quarter of 2004.  The 2004 estimated effective tax rate is higher than the U.S. statutory tax rate of 35% primarily due to an increase in state taxes related to tax planning initiatives.  For the year, the tax benefit related to the CP Kelco gain is substantially offset by U.S. taxes on current year repatriations of foreign earnings in excess of amounts for which taxes had been provided.

Financial Condition

          Liquidity and financial resources: Net cash used in operations was $35 million for the six months ended June 30, 2004, compared to $19 million used in operations in the prior period of 2003.  The Company contributed $40 million to the U.S. defined benefit pension plan in January 2004.  In addition, 2004 uses of cash included asbestos settlement payments of $26 million, tax payments of $29 million and $13 million in premiums associated with the Company's repurchase of $66 million book value of the 11.125% senior subordinated notes.  As previously disclosed, the Company has exhausted its primary and second level excess insurance policies that provided coverage for the asbestos-related matters.  The Company has not yet reached agreement with its other insurance carriers to fund the cost of defending and resolving its asbestos-related matters.  As a result, until the Company's other insurance carriers begin to fund the cost of defending and resolving these matters, the Company will have to fully fund the cost of defending and resolving these matters.  The Company presently projects asbestos-related settlement payments of approximately $45 to $50 million in 2004 before consideration of insurance coverage or reimbursement, if any, and any potential legislative resolution to this matter.

         Net cash used in investing activities was $2 million for the six months ended June 30, 2004, compared to $105 million provided by investing activities in 2003.  Capital expenditures of $30 million during the six months ended June 30, 2004 were partially offset by $27 million of gross proceeds from the sale of the Company's minority interest in CP Kelco ApS.  The Company has spent approximately $7 million in 2004 on the previously announced Natrosol® HEC expansion.  Capital expenditures are estimated to be $70 million for the year 2004.

         Net cash provided by financing activities was $6 million for the six months ended June 30, 2004, compared to $133 million net cash used in financing activities in 2003.  Cash provided by financing in 2004 was generated by the net proceeds of the Company's refinancing of its Senior Credit Facility.

         On April 8, 2004, the Company completed the refinancing of its existing Senior Credit Facility with a new $400 million term loan (the new "Term B Loan") and a new $150 million committed revolving credit facility (the "Revolving Facility").  The Company also has the ability under its new Senior Credit Facility, subject to lender approval, to borrow an additional $250 million in the form of an incremental term note.  The Term B Loan matures October 8, 2010 and the Revolving Facility matures April 9, 2009.  Borrowings under the Term B Loan initially will bear interest at LIBOR + 2.25% (weighted-averaged rate of 3.5% at June 30, 2004) with the Company holding the option to reset interest rates for one, two, three or six month periods.  The new Senior Credit Facility is secured by liens on the Company's assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company's current and future wholly owned domestic subsidiaries.  The Company also completed the private offering of $250 million aggregate principal amount of 6.75% senior subordinated notes due 2029.

         Proceeds from the refinancing were used in part to fully repay the outstanding Term B Loan due 2007.  The Company dissolved Hercules Trust I (the "Trust") and caused the Company's 9.42% junior subordinated deferrable interest debentures due 2029 to be distributed to the holders of the Trust's 9.42% trust preferred securities.  Proceeds of $363 million from the refinancing were used to fully redeem the debentures on May 10, 2004.  As a result of the redemption and refinancing, the Company recognized approximately $14 million of non-cash expense for the write-off of unamortized debt issuance costs.

         The Board of Directors has authorized the Company, from time to time, subject to market conditions and provisions of the Company's credit agreement and indentures, to repurchase up to $200 million of its outstanding indebtedness.  The Company has repurchased a total of $90 million (book value) of the 11.125% senior subordinated notes through June 30 2004.  During the six months ended June 30, 2004, the Company repurchased $66 million (book value) of the 11.125% senior subordinated notes for $79 million, recording a cash loss of $13 million on the repurchase.  A $2 million non-cash charge related to the write-off of unamortized debt issuance cost was recognized during the six months ended June 30, 2004.  The Company has repurchased an additional $17 million (book value) of the 11.125% senior subordinated notes for $20 million in the third quarter 2004.

         As of June 30, 2004, $73 million of the $150 million Revolving Facility under the Company's Senior Credit Facility was available for use.  The Company had $77 million of outstanding letters of credit associated with its Senior Credit Facility at June 30, 2004.

Commitments

          The Company's contractual commitments as of June 30, 2004 are summarized as follows:

(Dollars in millions)	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term Debt Obligations	$1,362	$24	$22	$321	$995
Operating Lease Obligations	123	18	29	24	52
Purchase Obligations	9	8	1	-	-
Other Long-term Liabilities Reflected on the Registrant's Balance Sheet under GAAP (1)	309	61	33	29	186
Total Contractual Cash Obligations	$1,803	$111	$85	$374	$1,233

(1)   Includes amounts related to asbestos-related matters, asset retirement obligations, and workers compensation claims.  Due to the dynamic nature of asbestos litigation and the present uncertainty concerning the participation of the Company's excess insurance carriers, it is impractical to determine the anticipated payments in any given year.  Therefore, the non-current asbestos-related liability of $151 million has been reflected in the "After 5 years" column.

          The Company projects cash flow from operations will be sufficient to meet its investing and financing requirements in the next several years.

Risk Factors

Indebtedness

          As of June 30, 2004, the Company's total debt was approximately $1,362 million, of which 69% was fixed rate indebtedness.  The Company's indebtedness has significant consequences.  For example, it could: increase the Company's vulnerability to economic downturns and competitive pressures; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; limit the Company's flexibility in planning for, or reacting to, changes in its business and the industries in which it operates or in pursuing attractive business opportunities requiring debt financing; place the Company at a disadvantage to its competitors that have less debt; and limit the Company's ability to borrow additional funds due to restrictive covenants.

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

          The Company and its subsidiaries may incur additional indebtedness in the future.  The Company has a $550 million Senior Credit Facility with a syndicate of banks.  Under this Senior Credit Facility, the Company has a $150 million revolving credit agreement and a $400 million term loan which permits certain additional borrowings.  The Company also has the ability under this facility, subject to lender approval, to borrow an additional $250 million in the form of an incremental loan.  If new indebtedness is added to the Company's current indebtedness levels, the risks described above could increase.

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

          The Company's derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments and trust preferred securities.  At June 30, 2004 the net market value of these combined instruments was a liability of $1.366 billion.  The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant.  A 100-basis point increase in interest rates at June 30, 2004 would result in a $74 million decrease in the net market value of the liability.  A 100-basis point decrease in interest rates at June 30, 2004 would result in a $83 million increase in the net market value of the liability.

          Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and represent a net asset position of $0.2 million at June 30, 2004.  The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.  A 10% strengthening of the U.S. dollar versus other currencies at June 30, 2004 would result in a $1.0 million increase in the net asset position while a 10% weakening of the dollar versus all currencies would result in a $1.3 million decrease in the net asset position.

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

Indemnifications

         In connection with the sale of certain Company assets or businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale.  These indemnifications typically pertain to environmental, tax, employee and/or product-related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to reimburse the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations.  The carrying amount recorded for all indemnifications as of June 30, 2004 was $77 million.  Although it is possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

Recent AccountingPronouncements

         In May 2004, the FASB issued Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2") which supercedes Staff Position FSP 106-1 of the same name ("FSP 106-1").  The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act"), which triggered FSP 106-1 and was signed by the President on December 8, 2003, introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  Pursuant to FSP 106-1, which was issued in January 2004, the Company had elected to defer current recognition of the effects of the Medicare Act in the accounting for its prescription drug plan until authoritative guidance on the accounting for the federal subsidy was issued.

         FSP 106-2, which is effective for interim reporting periods beginning after June 15, 2005, provides guidance on accounting for the effects of the Medicare Act for those employers with prescription drug benefits that are actuarially equivalent to the drug benefits under Medicare Part D.  Based upon the results of the Company’s review of its prescription drug benefit plan under the currently issued regulations, the Company has concluded that its current plan is not actuarially equivalent to the benefits provided under Medicare Part D.  As such, the Company’s prescription drug plan will not qualify for the federal subsidy and will not require any change in accounting to conform to the requirements of FSP 106-2.  Any collateral effects that the availability of Medicare Part D program may have on the participation in the Company’s prescription drug plan will be evaluated in conjunction with the Company’s annual FAS 106 valuation.

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

Item 4.    Controls and Procedures

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 30, 2004.  Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

 For information related to Legal Proceedings, see Note 14 to the Consolidated Financial Statements.

Item 4.     Submission of Matters to a Vote of Security Holders

 The information required by this Item 4 was filed under Item 5 on Form 8-K on June 23, 2004 and is herein incorporated by reference.

Item 6.     Exhibits and Reports on Form 8-K

(a)       Exhibits

Please see the exhibits listed on the Exhibit Index.

Reports on Form 8-K.

Date of Report
	Item No.	Financial Statements Included
April 8, 2004	5	No
April 8, 2004	9	No**
April 29, 2004	7, 12	No*
May 10, 2004	7, 9	No**
May 12, 2004	7, 9	No**
June 23, 2004	5	No
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
Allen A. Spizzo
Vice President and Chief Financial Officer
(Principal Accounting Officer and Duly
Authorized Signatory)
August 9, 2004

EXHIBIT INDEX

Number

Description

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