Form 10-Q
period 2004-09-30
HERCULES INC
filed 2004-11-15
CIK 46989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004
Commission file number 1-496

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

Yes:        X                No: _

As of October 29, 2004, 111,965,968 shares of registrant's common stock were outstanding.

Hercules Incorporated

TABLE OF CONTENTS

Part I - Financial Information..........................................................................................................................	3
Item 1. Consolidated Financial Statements..............................................................................................	3
Consolidated Statements of Operations...............................................................................................	3
Consolidated Balance Sheets.................................................................................................................	4
Consolidated Statements of Cash Flows..............................................................................................	5
Consolidated Statements of Comprehensive (Loss) Income.............................................................	6
Notes to Consolidated Financial Statements.......................................................................................	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........................................................................................................................................	35
Overview....................................................................................................................................................	35
Critical Accounting Estimates................................................................................................................	37
Results of Operations..............................................................................................................................	40
Financial Condition..................................................................................................................................	46
Risk Factors...............................................................................................................................................	47
Indemnifications.......................................................................................................................................	49
Recent Accounting Pronouncements...................................................................................................	49
Forward-Looking Statements.................................................................................................................	50
Item 3. Quantitative and Qualitative Disclosures About Market Risk................................................	50
Item 4. Controls and Procedures...............................................................................................................	50
Part II - Other Information...............................................................................................................................	52
Item 1. Legal Proceedings..........................................................................................................................	52
Item 6. Exhibits.............................................................................................................................................	52
Signature........................................................................................................................................................	53
Exhibit Index..................................................................................................................................................	54

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)		(Unaudited)
(Dollars in millions, expect per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net sales	$501	$463	$1,486	$1,388
Cost of sales (Note 6)	328	289	958	871
Selling, general and administrative expenses (Note 6)	94	89	290	270
Research and development	11	9	33	29
Intangible asset amortization (Note 4)	2	2	6	6
Other operating expense, net (Note 7)	1	9	23	10

Profit from operations	65	65	176	202
Interest and debt expense	25	32	85	99
Other expense, net (Note 8)	50	7	68	17

(Loss) income before income taxes and equity income	(10)	26	23	86
Provision for income taxes (Note 17)	41	9	44	23

(Loss) income before equity income	(51)	17	(21)	63
Equity income of affiliated companies, net of tax	-	-	-	-

Net (loss) income from continuing operations before discontinued operations and cumulative effect of changes
in accounting principle	(51)	17	(21)	63
Net income on discontinued operations, net of tax	-	-	-	2

Net (loss) income before cumulative effect of changes in
accounting principle	(51)	17	(21)	65
Cumulative effect of changes in accounting principle,
net of tax	-	-	-	(28)

Net (loss) income	$(51)	$17	$(21)	$37

Basic (loss) earnings per share (Note 5)
Continuing operations	$(0.47)	$0.16	$(0.20)	$0.59
Discontinued operations	-	-	-	0.02
Cumulative effect of changes in accounting principle	-	-	-	(0.26)

Net (loss) income	$(0.47)	$0.16	$(0.20)	$0.35

Diluted (loss) earnings per share (Note 5)
Continuing operations	$(0.47)	$0.16	$(0.20)	$0.58
Discontinued operations	-	-	-	0.02
Cumulative effect of changes in accounting principle	-	-	-	(0.26)

Net (loss) income	$(0.47)	$0.16	$(0.20)	$0.34

Weighted-average number of shares - diluted (millions)	107.7	107.6	107.2	107.9

See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)	(Unaudited)	(Unaudited)
	September 30,	December 31,
	2004	2003
		As Restated (Note 19)

ASSETS
Current assets
Cash and cash equivalents	$99	$125
Accounts and notes receivable (net of allowance for doubtful
accounts of $8 million and $5 million, respectively)	401	408
Inventories
Finished products	99	100
Raw materials, work-in-process and supplies	94	87
Deferred income taxes	104	93
Asbestos-related assets (Note 14)	16	7

Total current assets	813	820
Property, plant, and equipment	2,029	2,039
Accumulated depreciation and amortization	(1,361)	(1,362)

Net property, plant, and equipment	668	677
Intangible assets, net (Note 4)	164	165
Goodwill, net (Note 4)	523	518
Deferred income taxes	94	44
Asbestos-related assets (Note 14)	172	162
Other assets	224	325

Total assets	$2,658	$2,711

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$193	$192
Accrued expenses	187	198
Asbestos-related liabilities (Note 14)	47	45
Current maturities of long-term debt (Note 10)	24	22

Total current liabilities	451	457

Long-term debt (Note 10)	1,269	1,326
Deferred income taxes	80	78
Pension liability (Note 12)	280	249
Other postretirement benefits (Note 12)	85	96
Deferred credits and other liabilities	315	318
Asbestos-related liabilities (Note 14)	218	176
Commitments and contingencies (Note 14)	-	-

Stockholders' (deficit) equity
Series preferred stock	-	-
Common stock, (shares issued and outstanding:
2004 – 159,984,444; 2003 - 159,984,444)	83	83
Additional paid-in capital	573	603
Unearned compensation	(80)	(87)
Accumulated other comprehensive losses	(359)	(317)
Retained earnings	1,474	1,495

	1,691	1,777
Reacquired stock, at cost (shares: 2004 – 48,052,728;
2003 - 48,992,628)	1,731	1,766

Total stockholders' (deficit) equity	(40)	11

Total liabilities and stockholders' (deficit) equity	$2,658	$2,711

See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)	(Unaudited)
	Nine Months Ended September 30,

	2004	2003

Cash Flows from Operating Activities:
Net (loss) income	$(21)	$37
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation	56	53
Amortization	20	20
Deferred income tax benefit	(9)	(12)
Nonoperating gain on disposals	(26)	(1)
Impairment charges	7	-
Write-off of debt issuance costs	18	-
Other non-cash charges and credits	8	(2)
Accruals and deferrals of cash receipts and payments:
Affiliates earnings in excess of dividends received	-	1
Accounts and notes receivable	6	-
Inventories	(5)	(8)
Accounts payable and accrued expenses	1	(29)
Income taxes payable	(36)	(16)
Pension and postretirement benefits	(22)	(25)
Asbestos-related liabilities, net	44	(33)
Asbestos-related assets	(19)	17
Non-current assets and liabilities	34	33

Net cash provided by operating activities	56	35

Cash Flow from Investing Activities:
Capital expenditures	(53)	(27)
Proceeds from sale of minority interest in CP Kelco ApS	27	-
Proceeds of investment and fixed asset disposals	-	3
Decrease in restricted cash	-	125
Other, net	1	-

Net cash (used in) provided by investing activities	(25)	101

Cash Flow from Financing Activities:
Long-term debt proceeds	650	-
Long-term debt repayments	(707)	(137)
Change in short-term debt	-	(1)
Payment of debt issuance costs and underwriting fees	(8)	-
Treasury stock issued	3	2
Other	5	-

Net cash used in financing activities	(57)	(136)

Effect of exchange rate changes on cash	-	13

Net (decrease) increase in cash and cash equivalents	(26)	13
Cash and cash equivalents - beginning of period	125	209

Cash and cash equivalents - end of period	$99	$222

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest and debt expense	$68	$63
Income taxes	42	20
Non-cash investing and financing activities:
Incentive and other employee benefit stock plan issuances	14	17
See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)INCOME

(Dollars in millions)	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net (loss) income	$ (51)	$ 17	$ (21)	$ 37
Foreign currency translation	14	5	(1)	75
Increase in additional minimum pension liability, net of tax	(41)	-	(41)	-

Comprehensive (loss) income	$ (78)	$ 22	$ (63)	$ 112

See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

        The interim condensed consolidated financial statements and the notes to the condensed consolidated financial statements of Hercules Incorporated ("Hercules" or the "Company") are unaudited as of and for the three and nine months ended September 30, 2004 and 2003, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments, except for the restatement adjustments discussed in Note 19) necessary for a fair statement of Hercules' financial position and results of operations for the interim periods.  These condensed consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules' Annual Report on Form 10-K for the year ended December 31, 2003.  The balance sheet as of December 31, 2003 has been restated in connection with adjustments recorded as of January 1, 1996 (see Note 19).  As a result of this restatement, the Company will be filing Form 10-K/A Amendment No. 2 to restate the previously issued financial statements as of December 31, 2003 and 2002.  Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

2.     Stock-based Compensation

        The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), effective January 1, 2003.  SFAS 148 amends SFAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring enhanced disclosure regarding stock-based compensation.  The Company elected to apply the fair value recognition provisions of SFAS 123 on a prospective basis to all employee awards granted, modified or settled after January 1, 2003.  Therefore, the cost related to stock-based employee compensation included in the determination of net income is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.  The Company did not grant any stock options pursuant to SFAS 123, as amended by SFAS 148, to employees in 2003 or 2004.  The Company made grants of restricted stock to employees and non-employee directors in 2003 and 2004.  Restricted stock awards under the Hercules Long-Term Incentive Compensation Plan are valued at the quoted market price (fair value) of the Company's stock on the grant date (measurement date).  Stock acquired through the Employee Stock Purchase Plan ("ESPP") and "above target" restricted stock awarded under the Hercules Management Incentive Compensation Plan ("MICP") for awards paid prior to 2004 is discounted 15% from market price as permitted by IRS regulations and the provisions of the Company's incentive compensation plans.  "Above target" awards under the MICP for the 2003 plan year were paid in cash and "above target" awards, if any, for the 2004 plan year will be paid in either cash or restricted stock at fair market value.  The value of the award and the discount, if any, is amortized into compensation expense over the applicable vesting period.  Forfeitures are recorded as incurred.  The ESPP was terminated effective March 31, 2004.  The Company recognized expense of $1 million and $3 million during the three and nine months ended September 30, 2004, respectively, in connection with restricted stock awards.

        Pursuant to the disclosure requirements of SFAS 123, as amended by SFAS 148, the following table presents the pro forma effect on net income and earnings per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation on a retroactive basis:

(Dollars in millions, except per share)	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net (loss) income, as reported	$ (51)	$ 17	$ (21)	$ 37
Add: Total stock-based employee compensation expense recognized in reported results	-	1	2	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1	2	4	7

Pro forma net (loss) income	$ (52)	$ 16	$ (23)	$ 32

(Loss) earnings per share:
Basic - as reported	$ (0.47)	$ 0.16	$ (0.20)	$ 0.35

Basic - pro forma	$ (0.48)	$ 0.15	$ (0.21)	$ 0.30

Diluted - as reported	$ (0.47)	$ 0.16	$ (0.20)	$ 0.34

Diluted - pro forma	$ (0.48)	$ 0.15	$ (0.21)	$ 0.30

3.     Recent Accounting Pronouncements

         In May 2004, the FASB issued Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"), which supersedes FASB Staff Position FAS 106-1 of the same name ("FSP 106-1").  The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act"), which triggered FSP 106-1, was signed by President Bush on December 8, 2003 and introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

         FSP 106-2, which is effective for interim reporting periods beginning after June 15, 2004, provides authoritative guidance on accounting for the effects of the Medicare Act for those employers with prescription drug benefits that are actuarially equivalent to the drug benefits under Medicare Part D.  Based upon the results of the Company's review of its prescription drug benefit plan under the currently issued regulations, the Company has concluded that its current plan is not actuarially equivalent to the benefits provided under Medicare Part D.  As such, the Company's prescription drug plan does not qualify for the federal subsidy and does not require any change in accounting to conform to the requirements of FSP 106-2.

         On October 22, 2004, President Bush signed The American Jobs Creation Act of 2004 (the "Act").  The Act included some of the most significant changes to corporate taxation since 1996 and, among other things, eliminates the Extraterritorial Income Regime ("ETI") over a two-year phase out period beginning in 2005.  However, the phase out will still allow the Company to obtain 80% of the ETI benefit for 2005 and 60% for 2006.  Additionally, the Act provides for a deduction for U.S. domestic manufacturers beginning in 2005.  This new deduction begins at 3% of U.S. domestic manufacturer's income for 2005 and 2006, increasing to 6% for 2007 through 2009 and achieves its maximum rate of 9% after 2009.  Given the complexity of these provisions, and that the IRS has not issued Regulations on these provisions, the Company has not yet quantified the effect of these changes on its Consolidated Financial Statements.

4.     Goodwill and Other Intangible Assets

         The following table shows changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2004.

(Dollars in millions)	Performance Products	Engineered Materials and Additives	Total

Balance at December 31, 2003	$433	$85	$518
Additions	2	-	2
Foreign currency translation	3	-	3

Balance at September 30, 2004	$438	$85	$523

      The following table provides information regarding the Company's other intangible assets with finite lives:

(Dollars in millions)	Customer Relationships	Trademarks & Tradenames	Other Intangibles	Total

Gross Carrying Amount

Balance, December 31, 2003	$89	$72	$50	$ 211
Balance, September 30, 2004	90	74	52	216

Accumulated Amortization

Balance, December 31, 2003	$12	$9	$25	$ 46
Balance, September 30, 2004	13	11	28	52

         Total amortization expense for other intangible assets was $2 million for each of the three-month periods ended September 30, 2004 and 2003.  Total amortization expense for other intangible assets was $6 million for each of the nine-month periods ended September 30, 2004 and 2003.  Estimated amortization expense is $8 million for 2004 through 2007, $7 million for 2008 and $6 million for 2009.

5.     (Loss) Earnings Per Share

         The following tables show the amounts used in computing (loss) earnings per share and the effect on net (loss) income and the weighted-average number of shares of dilutive potential common stock:

(Dollars in millions, except per share)	Three Months Ended September 30,

	2004		2003

		(Loss)		Earnings
	(Loss)	per share	Income	per share

Basic and Diluted:
Continuing operations	$ (51)	$ (0.47)	$ 17	$ 0.16
Discontinued operations	-	-	-	-
Cumulative effect of changes in accounting principle	-	-	-	-

Net (loss) income	$ (51)	$ (0.47)	$ 17	$ 0.16

Weighted-average number of shares - basic (millions)	107.7		106.8
Weighted-average number of shares - diluted (millions)	107.7		107.6

(Dollars in millions, except per share)	Nine Months Ended September 30,

	2004		2003

		(Loss)		Earnings
Basic:	(Loss)	per share	Income	per share

Continuing operations	$ (21)	$ (0.20)	$ 63	$ 0.59
Discontinued operations	-	-	2	0.02
Cumulative effect of changes in accounting principle	-	-	(28)	(0.26)

Net (loss) income	$ (21)	$ (0.20)	$ 37	$ 0.35

Weighted-average number of shares - basic (millions)	107.2		107.1

	Nine Months Ended September 30,

	2004		2003

		(Loss)		Earnings
Diluted:	(Loss)	per share	Income	per share

Continuing operations	$ (21)	$ (0.20)	$ 63	$ 0.58
Discontinued operations	-	-	2	0.02
Cumulative effect of changes in accounting principle	-	-	(28)	(0.26)

Net (loss) income	$ (21)	$ (0.20)	$ 37	$ 0.34

Weighted-average number of shares - diluted (millions)	107.2		107.9

          For the three and nine months ended September 30, 2003, the Company had convertible subordinated debentures, stock options and restricted stock that were convertible into approximately 0.8 million shares of common stock.  Stock options, restricted stock and convertible debentures aggregating 1.3 and 1.4 million shares were anti-dilutive for the three and nine months ended September 30, 2004, respectively, and are not included in the calculation of diluted earnings per share.  The related interest on the convertible subordinated debentures has an immaterial impact on the earnings per share calculations.

         The following table shows the number of options and warrants that have been excluded from the computation of diluted earnings per share as their exercise price exceeded their current market value:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Options to purchase common stock	11.1	15.9	12.3	17.4
Warrants to purchase common stock	7.1	8.2	7.1	8.2

6.     Depreciation Expense

         Cost of sales and selling, general and administrative expenses include depreciation expense related to continuing operations totaling $18 million for each of the three months ended September 30, 2004 and 2003 and $56 million and $53 million for the nine months ended September 30, 2004 and 2003, respectively.

7.     Other Operating Expense, Net

         Other operating expense, net, consists of the following:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Severance and restructuring costs	$ 2	$ 3	$ 8	$ 4
Nitrocellulose facility shutdown costs (recoveries)	(1)	-	5	-
Asset impairment charges	-	-	7	-
Special executive pension adjustment	-	4	1	4
Other miscellaneous charges	-	2	2	2

	$ 1	$ 9	$ 23	$ 10

8.      Other Expense, Net

         Other expense, net, consists of the following:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Write-off of unamortized debt issuance costs pursuant to refinancing	$ -	$ -	$ 14	$ -
Loss on repurchases of 11.125% notes(1)	15	-	30	-
Asbestos-related costs	7	1	14	3
Asbestos-related accruals	76	-	76	-
Asbestos-related insurance settlements	(49)	-	(49)	-
Other litigation costs and legal settlements	1	2	7	5
Gain on disposals(2)	-	-	(26)	(1)
Other miscellaneous expenses, net	-	4	2	10

	$ 50	$ 7	$ 68	$ 17

(1)	Includes write-off of unamortized debt issuance costs of $2 million and $4 million for the three and nine months ended September 30, 2004, respectively.
(2)	In 2004, represents gain on the sale of CP Kelco ApS (see Note 18).

9.     Severance and Other Exit Costs

         The consolidated balance sheets reflect liabilities for employee severance benefits and other costs of $6 million at both September 30, 2004 and December 31, 2003.  Commencing in 2001 and continuing through March 31, 2003, management authorized and committed to various plans to reduce the workforce as part of a comprehensive cost reduction and work process redesign program.  During that period, the Company incurred $78 million in employee severance benefits, exit costs and contract terminations.  Subsequent to March 31, 2003, the Company recognized an additional $5 million in 2003 for employee termination benefits in accordance with Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Post-Employment Benefits" ("SFAS 112"), under its Severance Pay Plan and Dismissal Wage Plans ("Dismissal Plans").

         During the three and nine months ended September 30, 2004, the Company recognized additional charges of $2 million and $8 million, respectively, for employee termination benefits under the Dismissal Plans in accordance with SFAS 112.  As of September 30, 2004, the number of employees identified for dismissal had increased to 1,514, of which 1,503 had already left the Company.  The Company terminated approximately 116 employees during the nine months ended September 30, 2004.  Approximately 11 employees remain to be terminated with the majority of the terminations anticipated to be finalized by December 31, 2004.

         Total cash payments during the three and nine months ended September 30, 2004, related to the above actions, were approximately $4 million and $8 million, respectively.  Cash payments under the 2001 plan were negligible for the three months ended September 30, 2004 and were approximately $1 million for the nine months ended September 30, 2004.  Payments under the Dismissal Plans were approximately $4 million and $7 million, respectively, for the three and nine months ended September 30, 2004.

         The reconciliation of activity with respect to the liabilities for these plans is as follows:

(Dollars in millions)
Balance at December 31, 2003	$6
Additional termination costs	8
Cash payments	(8)

Balance at September 30, 2004	$6

         The balance at September 30, 2004 represents severance benefits and other exit costs of which $2 million pertains to the continuing benefit payment streams under the 2001 restructuring plan and $4 million pertains to other severance benefits accounted for under the Company's Dismissal Plans.

10.     Debt

(Dollars in millions)	September 30,	December 31,
	2004	2003

Long-term:
Term B Loan due 2010	$398	$-
Term B Loan due 2007	-	198
6.60% notes due 2027	100	100
Term notes at various rates from 2.97% to 7.90% due in varying amounts
through 2014	30	42
11.125% senior notes due 2007	245	376
6.75% senior subordinated notes due 2029	250	-
8% convertible subordinated debentures due 2010	3	3
9.42% junior subordinated deferrable interest debentures due 2029	-	363
6.50% junior subordinated deferrable interest debentures due 2029	263	262
Other	4	4

	1,293	1,348
Less: Current maturities of long-term debt	24	22

Net long-term debt	$1,269	$1,326

         On April 8, 2004, the Company completed the refinancing of its old Senior Credit Facility with a new Senior Credit Facility consisting of a new $400 million term loan (the "Term B Loan") and a new $150 million committed revolving credit facility (the "Revolving Facility").  The Company also has the ability under the new Senior Credit Facility, subject to lender approval, to borrow an additional $250 million in the form of an incremental term note.  The Term B Loan matures October 8, 2010 and the Revolving Facility matures April 8, 2009.  Effective August 12, 2004, the new Senior Credit Facility was amended to reduce the Term B Loan interest to LIBOR + 1.75% (weighted-average rate of 4% at September 30, 2004) with the Company holding the option to reset interest rates for one, two, three or six month periods.  The new Senior Credit Facility is secured by liens on the Company's assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company's current and future wholly owned domestic subsidiaries.

         The Company also completed the private offering of $250 million aggregate principal amount of 6.75% senior subordinated notes due 2029 on April 8, 2004.  On June 30, 2004, Hercules filed a Registration Statement on Form S-4 with the Securities and Exchange Commission pursuant to which the Company offered to exchange all of the $250 million aggregate principal amount of the 6.75% senior subordinated notes due 2029 (the "old notes") for $250 million aggregate principal amount of 6.75% senior subordinated notes due 2029 (the "new notes").  The form and terms of the new notes are the same as the form and terms of the old notes except that, because the new notes are registered under the Securities Act, the new notes do not bear legends restricting their transfer and are not entitled to certain registration rights under the registration rights agreement.  The new notes evidence the same debt as the old notes and the new notes and the old notes are governed by the same indenture.  Hercules did not receive any proceeds from the exchange offer.  All of the old notes have been exchanged for the new notes.

        Proceeds from the refinancing were used in part to fully repay the outstanding Term B loan.  On May 10, 2004, proceeds from the refinancing and the issuance of the 6.75% senior subordinated notes were used to fully redeem the Company's 9.42% junior subordinated deferrable interest debentures due 2029 distributed to the holders of the 9.42% trust preferred securities of Hercules Trust I (the "Trust") upon dissolution of the Trust.  As a result of the debt repayment and redemption, the Company recognized approximately $14 million of non-cash expense during the second quarter of 2004 for the write-off of unamortized debt issuance costs.

         The Board of Directors has authorized the Company, from time to time, subject to market conditions and provisions of the Company's credit agreement and indentures, to repurchase up to $200 million of its outstanding indebtedness.  The Company has repurchased a total of $155 million (book value) of the 11.125% senior notes through September 30, 2004.  During the nine months ended September 30, 2004, the Company repurchased $131 million (book value) of the 11.125% senior notes for $157 million, recognizing a loss on the repurchase of $26 million, which is included in Other expense, net.  As a result of the repurchases, during the nine months ended September 30, 2004, the Company recognized non-cash expenses of $4 million for the amortization of related unamortized debt issuance costs.

         In October 2004, the Board of Directors terminated the unused portion of the previously authorized debt repurchase program and authorized a new $200 million debt repurchase program.

         As of September 30, 2004, $74 million of the $150 million Revolving Facility was available for use.  The Company had $76 million of outstanding letters of credit associated with the Revolving Facility at September 30, 2004.

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

(Dollars in millions)	September 30, 2004		December 31, 2003

	Hercules Trust I	Hercules Trust II	Hercules Trust I	Hercules Trust II

Non-current assets	$ -	$ 263	$ 363	$ 262
Non-current liabilities	-	263	363	262

         The non-current assets for Hercules Trust II represent its investment in the 6.50% junior subordinated deferrable interest debentures of Hercules due June 30, 2029.  As discussed in Note 10, the Company dissolved Hercules Trust I and redeemed the debentures distributed to the holders of the Trust's preferred securities on May 10, 2004.

12.   Pension and Other Postretirement Benefits

         The following tables set forth the consolidated net periodic pension and other postretirement benefit costs:

(Dollars in millions)

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,

Net periodic benefit cost:	2004	2003	2004	2003

Service cost	$5	$4	$15	$13
Interest cost	22	25	73	75
Expected return on plan assets	(25)	(28)	(83)	(85)
Amortization and deferrals	1	1	3	3
Special benefits	-	5	1	5
Actuarial losses recognized	8	5	26	15

	$11	$12	$35	$26

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,

Net periodic benefit cost:	2004	2003	2004	2003
Interest cost	$2	$3	$8	$10
Amortization and deferrals	(1)	(2)	(5)	(6)
Actuarial losses recognized	1	2	5	6

	$2	$3	$8	$10

         The total expected contributions to be paid in 2004 to all pension plans globally is $43 million, including $40 million in voluntary contributions made to the U.S. defined benefit plan in January 2004.

         In June 2004, the Board of Directors approved changing the U.S. defined benefits pension plan ("U.S. Plan") from a "final pay" plan to a "career average" pay plan effective January 1, 2005.  In addition, new hires after December 31, 2004 will not be eligible to participate in the U.S. defined benefit plan.  The effect of the amendment was recognized beginning August 1, 2004.  The amendment triggered a re-measurement of plan assets and benefit obligations as of August 1, 2004.  Upon re-measurement, the significantly lower than expected return on plan assets more than offset the current period benefits of the plan amendment.  The financial impact was an increase to the additional minimum liability of $42 million and the elimination of $22 million of previously unrecognized prior service costs, resulting in an after-tax charge to other comprehensive income of $41 million.  The Company anticipates that this amendment will reduce 2004 periodic pension expense.

13.   Asset Retirement Obligations

         The following table provides a reconciliation of the changes in the asset retirement obligations during the period.

(Dollars in millions)	Balance	Liabilities		Balance
	January 1,	Incurred		September 30,
	2004	(Settled)	Accretion	2004

Environmental Remediation Liabilities:
SFAS 143 ARO sites	$103	$(7)	$1	$97
Non-SFAS 143 sites	3	-	-	3

	$106	$(7)	$1	$100

14.   Commitments and Contingencies

Guarantees

         In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), disclosure about each group of guarantees is provided below:

Indemnifications

         In connection with the sale of Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sale transactions and business activities prior to the ultimate closing of the sale.  The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend, and/or indemnify the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions.  The carrying amount recorded for all indemnifications as of September 30, 2004 was $76 million.

         In addition, in connection with these transactions, the Company has generally provided indemnifications on general corporate matters such as ownership of the relevant assets, the power and corporate authority to enter into transactions and the satisfaction of liabilities not assumed by the buyer.  These indemnifications generally have indefinite terms.

         As noted in greater detail in the Litigation section of this footnote, the Company has entered into comprehensive settlement agreements with each of its asbestos insurance carriers.  Under the terms of these agreements and in exchange for future payments to be received from the insurance carriers, the Company has released and indemnified the released insurers from any past, present and future claims asserted under its cancelled policies.

         Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.  Generally, there are no specific recourse provisions.  At September 30, 2004, the Company had approximately $1 million in cash held in escrow.

         In addition, the Company provides certain indemnifications in the ordinary course of business such as product, patent and performance warranties in connection with the manufacture, distribution and sale of its products and services.  Due to the nature of these indemnities, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

Debt Obligations

         The Company has directly guaranteed various debt obligations under agreements with third parties related to subsidiaries and affiliates, and/or other unaffiliated companies.  At September 30, 2004, the Company had directly guaranteed up to $17 million of such obligations, of which $7 million is outstanding.  Guarantees of $5 million relate to a foreign-based pension plan that has an indefinite term and $2 million relate to the debt obligations of previously disposed operations that expire in 2007.  The Company has also provided approximately $3 million in collateral through a mortgage security related to the pension liability.

         The Company guarantees the obligations of Hercules Trust II on its preferred securities (see Note 11).

Intercompany Guarantees

         The Company and its subsidiaries have intercompany guarantees between and among themselves which aggregated approximately $155 million as of September 30, 2004.  These guarantees relate to intercompany loans used to facilitate normal business operations.  All of the $155 million has been eliminated from the Company's Consolidated Financial Statements.

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

         Hercules has been identified as a potentially responsible party ("PRP") by U.S. federal and state authorities, or by private parties seeking contribution for the cost of environmental investigation and/or cleanup at numerous sites.  The range of the reasonably possible share of costs for the investigation and cleanup of current and former operating sites, and other locations where the Company may have a known liability, is between $100 million and $209 million.  In accordance with generally accepted accounting principles, the Company has accrued a liability of $100 million at September 30, 2004, representing the low end of the range, since no amount within the range is a better estimate than any other amount.  The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 or more years.

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

         Alleghany Ballistics Laboratory

         The Alleghany Ballistics Laboratory ("ABL") is a government-owned facility, which was operated by Hercules from 1945 to 1995 under contract with the United States Department of the Navy.  The Navy has notified Hercules that it would like to negotiate with Hercules with respect to certain environmental liabilities which, the Navy alleges, are attributable to Hercules' past operations at ABL.  During the course of discussions, the Navy has stated that, pursuant to CERCLA, it has spent a total of approximately $25 million and expects to spend an additional $44 million over the next 10 years.  The Company has conducted an initial investigation of the Navy's allegations, including the basis of the Navy's claims, and believes the contracts with the government pursuant to which the Company operated ABL may provide the Company with a defense from some or all of the amounts sought.  The Company anticipates entering into negotiations with the Navy in the near future in an attempt to amicably resolve this matter.  At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported above.

         Kim Stan Landfill

         Hercules is one of a limited number of industrial companies that have been identified by the EPA as a PRP at the Kim Stan Landfill, near Covington, Virginia.  The EPA seeks to have the PRPs undertake the remediation of the site at a currently estimated cost of $12 million (including EPA oversight charges).  Based on the investigation conducted to date, Hercules believes that parties not named by the EPA as PRPs may be responsible for the majority of the costs that have been and will be incurred at the site, and Hercules intends to seek contribution from those parties to the extent it is required to pay any monies in connection with the site.  Hercules is continuing to evaluate the EPA's allegations and, pending further factual investigation, does not admit any liability with respect to this site.

         At September 30, 2004, the Company's accrued liability for environmental remediation was $100 million.  This accrued liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs.  While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules, and the resolution of any of these matters during a specific period could have a material effect on the quarterly or annual results of that period.

Litigation

         The Company is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of the Company's former subsidiaries to a limited industrial market ("products claims").  The Company is also a defendant in lawsuits alleging exposure to asbestos at facilities formerly or presently owned or operated by the Company ("premises claims").  Claims are received and settled or otherwise resolved on an on-going basis.  In late December 1999, the Company entered into a settlement agreement to resolve the majority of the claims then pending.  In connection with that settlement, the Company also entered into an agreement with several of the insurance carriers which sold primary and first level excess insurance policies insuring that former subsidiary.  Under the terms of that agreement, the majority of the amounts paid to resolve those products claims were insured, subject to the limits of the insurance coverage provided by those policies.  The terms of both settlement agreements are confidential.

         Since entering into the agreements referenced in the above paragraph, the Company has continued to receive and settle or otherwise resolve claims on an on-going basis.  Between January 1, 2003 and December 31, 2003, the Company received approximately 18,330 new claims, over half of which were included in "consolidated" complaints naming anywhere from one hundred to thousands of plaintiffs and a large number of defendants, but providing little information connecting any specific plaintiff's alleged injuries to any specific defendant's products or premises.  It is the Company's belief that a significant majority of these "consolidated" claims will be dismissed for no payment.  During that same time period, the Company also received approximately 3,175 other new claims, all of which were included in "consolidated" complaints and which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.  Between January 1, 2004 and September 30, 2004, the Company received approximately 6,370 new claims, of which approximately 2,730 were in "consolidated" complaints.

         With respect to total claims pending, as of September 30, 2004, there were approximately 34,000 unresolved claims, of which approximately 890 were premises claims and the rest were products claims.  There were also approximately 1,425 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  In addition, as of September 30, 2004, there were approximately 11,912 claims (an amount that includes the 3,175 claims noted above) which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.

         In June and July 2003, the Company entered into several settlement agreements which will permanently resolve approximately 12,500 claims.  Of those claims, approximately 3,000 are categorized as "unresolved" in the above paragraph, and approximately 8,900 are among those claims that have been dismissed without payment or are in the process of being dismissed without payment.  The balance of those claims have been resolved.  The terms of these settlement agreements are confidential.  At this time, payment has been made for a small number of these claims and the vast majority of these claims are in the process of being dismissed without payment.

         The Company's primary and first level excess insurance policies that provided coverage for these asbestos-related matters exhausted their products limits at or before the end of July 2003.  Since that time, and not taking into account the impact of the settlements described below, the Company has fully funded the costs associated with the defense and settlement of its asbestos-related liabilities.  From August 1, 2003 until December 31, 2003, the Company spent approximately $32 million on these matters, including approximately $28 million in settlement payments and approximately $4 million for defense costs.  From January 1, 2004 through September 30, 2004, the Company spent approximately $38 million on these matters, including approximately $32 million in settlement payments and approximately $6 million for defense costs.

         Both prior to and following the exhaustion of the products limits of the Company's primary and first level excess insurance policies, the Company undertook efforts to negotiate with certain of its other excess insurance carriers for reimbursement of defense costs and indemnity payments relating to these asbestos-related liabilities.  Those efforts, however, did not progress at a rate satisfactory to the Company.  As a result, on November 27, 2002, the Company initiated litigation against the solvent excess insurance carriers that provided insurance coverage for asbestos-related liabilities in a matter captioned Hercules Incorporated v. OneBeacon, et al., Civil Action No. 02C-11-237 (SCD), Superior Court of Delaware, New Castle County.  Beginning in August 2004 and continuing through October 2004, the Company entered into settlements with all of the insurers named in that lawsuit.  As a result, the lawsuit was dismissed in early November 2004.

         Specifically, effective August 23, 2004, the Company entered into a comprehensive settlement agreement with respect to those insurance policies issued by certain underwriters at Lloyd's, London, and reinsured by Equitas Limited and related entities ("Equitas") (the "First Settlement Agreement").  As part of that settlement, during the third quarter of 2004, Equitas paid $30 million to the Company and placed $67 million into a trust.  While many of the specific terms of that First Settlement Agreement are confidential, the First Settlement Agreement generally provides for the payment of money to the Company in exchange for the release by the Company of past, present and future claims under those policies and the cancellation of those policies; the agreement by the Company to indemnify the underwriters from any such claims asserted under those policies; and the impact on the settlement should federal asbestos reform legislation be enacted on or before January 3, 2007.  The trust funds may be used to reimburse the Company for a portion of costs it incurs in the future to resolve certain asbestos claims. The Company's ability to use any of the trust funds, however, is subject to specified confidential criteria, as well as limits on the amount that may be drawn from the trust in any one month. If federal asbestos reform legislation is enacted into law on or prior to January 3, 2007, the Company will be required to return any funds remaining in the trust to Equitas should certain criteria be met.  If such legislation is not enacted by that date, any funds remaining in the trust will be available to the Company to pay asbestos-related liabilities or to use for other corporate purposes.

         In addition, effective October 8, 2004, the Company entered into a comprehensive settlement agreement with respect to certain insurance policies issued by various insurance companies operating in the London insurance market, and by one insurance company located in the United States (the "Second Settlement Agreement").  Under the terms of the Second Settlement Agreement, the Company will receive payments from the participating insurers totaling approximately $102 million over a four year period beginning in 2005. The payments will be placed by the insurance companies into a trust. The trust funds may be used to reimburse the Company for costs it incurs in the future to resolve asbestos claims.  Any funds remaining in trust subsequent to 2008 may be used by the Company to pay both asbestos-related claims and non-asbestos related claims.   While many of the specific terms of the Second Settlement Agreement are confidential, the Second Settlement Agreement generally provides for the payment of money to the Company in exchange for the release by the Company of past, present and future claims under those policies and the cancellation of such policies; the agreement by the Company to indemnify the released insurers from any such claims asserted under those policies; and, under the alternative payment option described below, the impact on the settlement should federal asbestos reform legislation be enacted on or before January 3, 2007.

         The Second Settlement Agreement provides an alternative payment option for the insurer located in the United States.  If the alternative payment option is chosen by such insurer, then in lieu of the payments described in the above paragraph, the Company will be entitled to receive a payment of approximately $23 million in January 2005 and the settling insurers will be obligated to pay an additional amount of approximately $98 million into trust in installments commencing in 2005 and ending in 2008, of which up to approximately $50 million could be excused or refunded to the insurer located in the United States in the event federal asbestos reform legislation is passed prior to January 3, 2007. The monies in this trust may be used to reimburse the Company for a portion of costs it incurs in the future to resolve certain asbestos claims. The Company's ability to use portions of such trust fund is subject to specified confidential criteria, as well as limits on the amount that may be drawn from the trust in any one month during the period prior to January 3, 2007.

         The Company also reached settlement agreements with additional insurers whose level of participation in the Company's insurance program is substantially lower than the aggregate participation of the insurers referred to above (the "Other Settlement Agreements").  Pursuant to the Other Settlement Agreements, the Company has released or will release or partially release its rights to coverage under insurance policies issued by such insurers, and expects to receive cash payments, at various times commencing in 2004 and ending in 2011, totaling approximately $26 million, with some of those payments subject to forfeiture if federal asbestos reform legislation is passed.

         In addition, effective October 13, 2004, the Company reached a confidential settlement agreement with the balance of its solvent excess insurers whereby a significant portion of the costs incurred by the Company with respect to future asbestos product liability claims will be reimbursed, subject to those claims meeting certain qualifying criteria (the "Future Coverage Agreement").  That agreement is not expected to result in reimbursement to the Company, however, unless and until defense costs and settlement payments for qualifying asbestos products claims paid by the Company aggregate to approximately $330 million to $370 million, with the foregoing approximation based on various assumptions, including that there are sufficient qualifying claims to require such payments, that for such qualifying claims the time periods of each claimant's alleged exposure to asbestos products falls within the time periods covered by the participating insurers' policies, and that the participating insurers remain solvent and honor their commitments under the terms of the Future Coverage Agreement.  The Company expects that such amounts, if required to be paid, would be paid by the Company using monies from the above settlements and from other sources.  If and when such amounts are paid by the Company, the insurers' obligations pursuant to the terms of the Future Coverage Agreement would be triggered, and the participating insurers would thereafter be required to pay their allocated share of defense costs and settlement payments for asbestos product liability claims that qualify for reimbursement subject to the limits of their insurance policies, which limits are believed to be sufficient to cover the insurers' allocated shares of an amount that exceeds the high end of the reasonably possible range of financial exposure described below.  The Company will be responsible for payment of the share of such costs and payments that are not paid by the participating insurers pursuant to the terms of the Future Coverage Agreement, as well as for such costs and payments for those claims that do not qualify for reimbursement under the terms of the Future Coverage Agreement.  Should asbestos reform legislation be passed, some or all of the obligations under the Future Coverage Agreement will be suspended for so long as such legislation remains in effect.

         As a result of the above settlements, the Company is expected to have available to it a combination of cash and trust fund monies which can be used to pay or reimburse the Company for a significant portion of the defense costs and settlement payments that may be incurred by the Company with respect to its asbestos-related liabilities.  If such liabilities exceed the total amount of the cash and trust fund monies received by the Company as a result of such settlements, then the Company will be required to fund such liabilities itself until such time as the insurers' obligations under the Future Coverage Agreement are triggered.  If and when those obligations are triggered, the Company and the insurers who are participants in the Future Coverage Agreement will share such costs and payments at varying levels over time, with the Company typically bearing a slightly larger share than such participating insurers.  Of note, as a result of the First Settlement Agreement, Second Settlement Agreement and Other Settlement Agreements, substantially all of the Company's insurance coverage applicable to these types of claims has been or will be cancelled (except for obligations under the Future Coverage Agreement), and such insurance coverage will no longer be available to cover any such claims.

         Based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that the total monetary recovery under the settlements noted above will cover the majority of the Company's monetary exposure for its current and estimated future asbestos-related liabilities.  The foregoing, however, assumes that all of the monies received and to be received from the settlements described above will be utilized only for asbestos liabilities.  In fact, there are likely to be timing differences between the receipt of cash settlements and the payment of asbestos claims by the Company, and it is likely that the Company will use some of the proceeds received and to be received from the settlements described above for other corporate purposes.  As a result, from a cash flow perspective, in any particular period of time, the Company may be required to fund some or all of its asbestos-related liabilities using monies from operations or sources other than the settlements described above.  Further, as monies received and to be received from the settlements described above are used by the Company, and as the balance remaining on amounts yet to be received from the settlements described above decline, it is likely that there will come a time when the Company will be responsible for payment of all or a majority of such liabilities until such time as the obligations under the Future Coverage Agreement are triggered, at which point in time the Company is expected to share such liabilities with the participating insurers, with it being anticipated that the Company will typically bear a slightly larger share than the participating insurers.  In any period of time, including after obligations under the Future Coverage Agreement are triggered, the amounts paid by the Company in connection with the defense and settlement of asbestos claims versus the amounts funded and to be funded by settlement monies and amounts anticipated to be reimbursed by the Future Coverage Agreement are expected to vary significantly.  Moreover, as described in greater detail below, the Company's projection of its current and estimated future asbestos-related liabilities may change.  As a result of these and other factors, although the Company believes that the majority of its total monetary exposure will ultimately be covered by the total monetary recovery under the settlements described above, there can be no assurance such will be the case.

         The Company commissioned a study of its asbestos-related liabilities by Professor Eric Stallard, who is a Research Professor of Demographic Studies at a major national university and a member of the American Academy of Actuaries.  Professor Stallard is a consultant with broad experience in estimating such liabilities.  Based on the results of the study undertaken by Professor Stallard, the Company estimated that its reasonably possible financial exposure for these matters (excluding approximately $1 million for previously settled but unpaid claims) ranged from $220 million to $675 million at December 31, 2003.  In October 2004, Professor Stallard updated the above-referenced study and, as a result, the Company's estimated reasonably possible exposure for these matters was revised to a range of $265 million to $800 million.  Due to inherent uncertainties in estimating the timing and amounts of future payments, neither of these ranges include the effects of inflation and neither has been discounted for the time value of money.  In addition, the ranges of financial exposures set forth above do not include estimates for future legal costs.  It is the Company's policy to expense these legal costs as incurred.  As stated above, the Company presently believes that the majority of this range of financial exposures will ultimately be funded by the settlements which it has made with the Company's insurers.  Cash payments related to this exposure are expected to be made over an extended number of years and actual payments, when made, could be for amounts in excess of the range due to potential future changes in estimates as well as the effects of inflation.

         The foregoing is based on the Company's assumption that the number of future claims filed per year and claim resolution payments will vary considerably from year-to-year and by plaintiff, disease, venue and other circumstances, but will, when taken as a whole, remain relatively consistent with the Company's experience to date and will decline as the population of potential future claimants expires due to non-asbestos-related causes.  It is also based on the results of the updated study and the status of the Company's settlements with its insurers, as described above.  However, the Company recognizes that the number of future claims filed per year and claim resolution payments could greatly exceed those reflected by its past experience and contemplated by the study referenced above, that the Company's belief of the range of its reasonably possible financial exposure could change as the study referenced above is periodically updated, that its evaluation of the total payments to be received from its insurers may change depending upon numerous variables including potential legislation and the risk that one or more insurance carriers may refuse or be unable to meet their obligations to the Company.

         Due to the dynamic nature of asbestos litigation, the Company's estimates are inherently uncertain, and these matters may present significantly greater financial exposures than presently anticipated.  In addition, the Company intends to periodically update the asbestos study referenced above, and further analysis combined with new data received in the future could result in a material modification of the range of reasonably possible financial exposure set forth above.  As a result of all of the foregoing, the Company's liability with respect to asbestos-related matters could vary significantly from present estimates and may require a material change in the accrued liability for these matters within the next 12 months.  If the Company's liability does exceed amounts recorded in the balance sheet, the Company presently believes that the majority of the liability it may reasonably anticipate will be paid or reimbursed as a result of the settlements the Company has made with its insurers, as described above.  However, there can be no assurance that such liabilities will be reimbursed.

         The findings of the updated study referenced above identify a range of the Company's reasonably possible financial exposure for these asbestos-related matters.  The Company increased its accrual for present and future potential asbestos claims before anticipated insurance recoveries at September 30, 2004 to $265 million, reflecting the low end of the range noted above in accordance with generally accepted accounting principles (since no amount within the range is a better estimate than any other amount).  In addition, pursuant to the First Settlement Agreement described above and the results of its September 30, 2004 reevaluation of insurance recovery expectations with it other carriers, the Company has adjusted its insurance receivable to $218 million.  As a result of the foregoing, at September 30, 2004, the Company recognized a net pre-tax charge of $30 million, which includes $3 million in fees incurred in reaching the settlement.  The Company does not offset insurance assets against its estimated liability.  The following table presents the 2004 balance sheet activity and ending balances for the Company's asbestos-related accounts.

(Dollars in millions)		Insurance	Insurance
	Balance	Settlements/	Recovered/		Balance
	January 1,	Additional	Liabilities	Reclassifications/	September 30,
	2004	Accruals	Settled	Accretion	2004

Asbestos-related assets:
Insurance receivable	$ 7	$ -	$ -	$ 9	$ 16

Asbestos-related assets, current	7	-	-	9	16

Insurance receivable	162	49	(30)	(76)	105
Restricted cash in trust (1)	-	-	-	67	67

Asbestos-related assets, non-current	162	49	(30)	(9)	172

Total asbestos-related assets	$ 169	$ 49	$ (30)	$ -	$ 188

Asbestos-related liabilities:
Asbestos-related liabilities, current	45	-	(32)	34	47
Asbestos-related liabilities, non-current	176	76	-	(34)	218

Total asbestos-related liabilities	$ 221	$ 76	$ (32)	$ -	$ 265

(1)

Amount is reflected as a non-current asset as its availability for reimbursement to the Company is restricted to asbestos claims and related defense costs paid to the Company as discussed above in connection with the First Settlement Agreement.

         The Company, in conjunction with outside advisors, will continue to study its asbestos-related matters, insurance recovery expectations and reserves on an on-going basis, and make adjustments as appropriate.

         In August 1999, the Company was sued in an action styled as Cape Composites, Inc. v. Mitsubishi Rayon Co., Ltd., Case No. 99-08260 (U.S. District Court, Central District of California), one of a series of similar purported class action lawsuits brought on behalf of purchasers (excluding government purchasers) of carbon fiber and carbon prepreg in the United States from the named defendants from January 1, 1993 through January 31, 1999.  The lawsuits were brought following published reports of a Los Angeles federal grand jury investigation of the carbon fiber and carbon prepreg industries.  In these lawsuits, plaintiffs allege violations of Section 1 of the Sherman Antitrust Act for alleged price fixing.  In September 1999, these lawsuits were consolidated by the Court into a case captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California), with all related cases ordered dismissed.  This lawsuit is proceeding through discovery and motion practice.  On May 2, 2002, the Court granted plaintiffs' Motion to Certify Class.  The Company is named in connection with its former Composites Products Division, which was sold to Hexcel Corporation in 1996.  In September 2004 and October 2004, the Company learned that four of its co-defendants had reached settlements in principle with the plaintiffs.  The Company is exploring the possibility of resolving this action on an amicable basis with plaintiffs.  Nonetheless, the Company continues to deny any liability to plaintiffs, and should an amicable resolution not be obtained, the Company will continue to vigorously defend this action.

         Since September 2001, the Company, along with the other defendants in the Thomas & Thomas Rodmakers action referred to above, has been sued in nine California state court purported class actions brought on behalf of indirect purchasers of carbon fiber.  In January 2002, these were consolidated into a case captioned Carbon Fiber Cases I, II, and III, Judicial Council Coordination Proceeding Nos. 4212, 4216 and 4222, Superior Court of California, County of San Francisco.  These actions all allege violations of the California Business and Professions Code relating to alleged price fixing of carbon fiber and unfair competition.  The Company denies liability and is vigorously defending each of these actions.

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

         Further, in April 2002, a related "Qui Tam" action was unsealed by the U.S. District Court for the Southern District of California.  That action is captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al., (Civil Action No. 99 CV 1557 JM JAH), was filed under seal in 1999, and is a "False Claims" action brought pursuant to the False Claims Act (31 U.S.C. Section 729 et seq.).  In that action, the relators, in the name of the U.S. Government, allege the same price fixing activities which are the subject of the above-described actions.  The relators then allege that those alleged price fixing activities resulted in inflated prices being charged by the defendant carbon fiber manufacturers to defense contractors, who, in turn, submitted claims for payment to the U.S. Government under various government contracts.  It is alleged that those claims for payment were "false claims" because the prices charged for the carbon fiber and carbon prepreg were "fixed" contrary to the laws of the United States.  The Company denies liability and is vigorously defending each of these actions.

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

         In November 2002, an action for declaratory judgment was filed in the U.S. District Court for the District of Delaware under the caption of Atofina Chemicals, Inc. and Atofina v. Hercules Incorporated (Civil Action No. 02-1613).  In this action, Atofina seeks a declaratory judgment that Hercules cannot recover antitrust damages for purchases of monochloroacetic acid ("MCAA") that Hercules made outside of the United States or for purchases from producers of MCAA not alleged to have participated in any conspiracy to fix prices and allocate the market for MCAA.  In response, Hercules has filed a counter-claim, seeking damages from and injunctive relief against Akzo Nobel Chemicals, Atofina Chemicals, Hoechst AG, Hoechst Celanese, Clariant and others related to the fixing of prices of MCAA and sodium monochloracetate from approximately 1995 through 2000.  The lawsuit is in pre-trial proceedings.  Hercules has settled with some of the parties.  The terms of the settlements are confidential.

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

         On January 31, 2003, the Court granted a Motion for Class Certification in a lawsuit captioned Douglas C. Smith, Individually and on Behalf of All Others Similarly Situated v. Hercules Incorporated and Thomas Gossage, CA No. 01C-08-291 WCC, Superior Court of Delaware, New Castle County.  This lawsuit, which was filed on August 31, 2001, on behalf of Mr. Smith and a class of approximately 130 present and former Hercules employees, sought payments under the "Integration Synergies Incentive Compensation Plan" (the "Plan"), a program put into place by the Company following its acquisition of BetzDearborn Inc. in October 1998.  The goal of the Plan was to provide certain financial incentives to specific employees who were deemed to have significant impact on the integration of BetzDearborn Inc. into Hercules Incorporated.  The amount to be paid under the Plan was tied to the successful achievement of "synergies," which were defined as the annualized reduction of expenses or improvement of profits realized as a result of the integration of BetzDearborn Inc. into Hercules.  The lawsuit essentially alleged that the payments made under the Plan were not adequate and that the Company breached the terms of the Plan.  The lawsuit originally sought payments of between $25 million and $30 million.  In February 2003, plaintiffs agreed to dismiss Thomas Gossage from the lawsuit.  In June 2003, potential members who had previously signed releases in favor of the Company were provided an opportunity to "opt in" to the class, and the remaining class members were provided an opportunity to "opt out" of the class.  As a result of this process, the size of the class was reduced to approximately 87 members.  In April 2004, the Company reached a tentative agreement to settle this matter for $ 6 million.  That settlement was approved by the Court on July 19, 2004 and an Order and Final Judgment has been entered.  Under the settlement, individuals who previously opted-out of the litigation were permitted the opportunity to share in the agreed-upon settlement amount by opting-in to the class for purposes of settlement, and there is a cap on the amount payable to any individual class member.  Payment has been made and the settlement is complete.  The settlement was agreed to by Hercules without any admission of liability to avoid the risks and uncertainties of litigation.

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

         At this time, the Company is a defendant in twenty-one lawsuits (including two purported class actions) where plaintiffs allege that exposure to Agent Orange caused them to sustain various personal injuries.  In addition, in January 2004, the Company was sued in a class action filed in the United States District Court for the Eastern District of New York by The Vietnam Association for Victims of Agent Orange/Dioxin and several individuals who claim to represent between two and four million Vietnamese who allege that Agent Orange used by the United States during the Vietnam War caused them or their families to sustain personal injuries.  (The Vietnam Association for Victims of Agent Orange/Dioxin, et al. v. The Dow Chemical Company, et al., Civil Action No. 04 CV 0400 (JBW).)  That complaint alleges violations of international law and war crimes, as well as violations of the common law for products liability, negligence and international torts.

         On February 9, 2004, the U.S. District Court for the Eastern District of New York issued a series of rulings granting several motions filed by defendants in the two cases that had been remanded to the U.S. District Court by the U.S. Court of Appeals for the Second Circuit on remand from the U.S. Supreme Court (In re: "Agent Orange" Product Liability Litigation: Joe Isaacson, et al v. Dow Chemical Company, et al. and Daniel Ray Stephenson, et al. v. Dow Chemical Company, et al.  (MDL 381, CV 98-6383 (JBW), CV 99-3056 (JBW))).  In relevant part, those rulings held that plaintiffs' claims against the defendant manufacturers of Agent Orange are properly removable to federal court under the "federal officer removal statute" and that such claims are subject to dismissal by application of the "government contractor defense."  The Court then dismissed plaintiffs' claims, but stayed its decision until October 12, 2004, to permit plaintiffs time to pursue additional discovery to support their position that the government contractor defense should not apply to their claims, and to seek reconsideration of the Court's dismissal order.  That date, however, has effectively been extended to accommodate a revised briefing schedule.

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

         On or about June 1, 2004, a Complaint captioned Charles Stepnowski v. Hercules Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules' Vice President Human Resources, Civil Action No. 04-cv-2296, was filed in the United States District Court, Eastern District of Pennsylvania.  An Amended Complaint was filed on June 16, 2004.  Styled as a class action, the Amended Complaint seeks benefits under the Pension Plan of Hercules Incorporated (the "Plan"), and alleges violations of the Employee Retirement Income Security Act, 29 U.S.C. §1001 et seq. ("ERISA").  Under the Plan, eligible retirees of the Company may opt to receive a single cash payment of 51% of the present value of their accrued benefit (with the remaining 49% payable as a monthly annuity).  The Amended Complaint alleges that the Company's adoption of a new interest rate assumption used to determine the 51% cash payment constitutes a breach of fiduciary duty and a violation of the anti-cutback requirements of ERISA and the Internal Revenue Code.  The Amended Complaint seeks the payment of additional benefits under ERISA (as well as costs and attorneys fees) and seeks to compel the Company to use an interest rate assumption that is more favorable to eligible retirees.  The Amended Complaint seeks to establish a class comprised of all Plan participants who retired (or who will retire) on or after December 1, 2001.  On August 23, 2004, the Company filed a Motion to Dismiss and Motion to Strike Plaintiff's Class Allegations.  On that same date, plaintiff filed a Motion to Certify This Action As a Class Action.  Responsive pleadings have and continue to be filed.  The Company denies all liability, and intends to vigorously defend this action.

         At September 30, 2004, the Consolidated Balance Sheet reflects a current liability of approximately $53 million and a long-term liability of approximately $218 million for litigation and claims, including asbestos-related claims.  These amounts represent management's best estimate of the probable and reasonably estimable losses related to litigation or claims, including asbestos claims.  The extent of the liability and recovery is evaluated quarterly.  While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

15.   Consolidation of Variable Interest Entities

         In accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities" ("FIN 46R") ("VIEs"), the financial statements of the Company reflect the consolidation of two joint venture VIEs, ES FiberVision Holdings A/S and ES FiberVisions L.P.  These entities serve as global marketers of the Company's bicomponent fibers.  As of September 30, 2004, the fair value of the assets in these joint ventures was approximately $7 million and the fair value of the associated liabilities and non-controlling interests was approximately $5 million.  There are no assets of the Company that serve as collateral for the VIEs and the creditors of the VIEs have no recourse to the general credit of the Company.

16.    Segment Information

         The table below reflects Net sales and Profit from operations:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net sales:
Performance Products	$ 406	$ 371	$ 1,204	$ 1,110
Engineered Materials and Additives	95	92	282	278

Consolidated	$ 501	$ 463	$ 1,486	$ 1,388

Profit (loss) from operations:
Performance Products	$ 70	$ 70	$ 189	$ 202
Engineered Materials and Additives	(5)	2	(8)	7
Corporate Items (a)	-	(7)	(5)	(7)

Consolidated	$ 65	$ 65	$ 176	$ 202

(a)

For the three and nine months ended September 30, 2004, Corporate Items include charges related to previously divested businesses and other adjustments for executive pension.  For the three and nine months ended September 30, 2003, Corporate Items includes income recognized as a result of a favorable legal settlement partially offset by severance charges and adjustments for executive pension.

17.    Income Taxes

         For the three months ended September 30, 2004, the Company incurred a pretax loss of $10 million and a tax expense of $41 million.  The tax expense for the three months ended September 30, 2004 includes the following discrete items: (a) a $41 million increase to the valuation allowance for impaired foreign tax credit carryforwards and (b) additional reserves for state income taxes of $7 million.  The valuation allowance is the result of lower actual and forecasted U.S. taxable income and the inability to execute certain tax initiatives.  For the three months ended September 30, 2004, the discrete items have been offset by the tax benefit of the operating loss.  For the nine months ended September 30, 2004, pretax income was $23 million and tax expense was $44 million.  In addition to the third quarter discrete items, the tax expense for the nine months ended September 30, 2004 reflects a $10 million tax benefit from the first quarter sale of the Company’s interest in CP Kelco ApS which was not subject to Danish taxation.

18.    Investment in CP Kelco ApS

         On February 12, 2004, a subsidiary of the Company completed the sale of its minority ownership in CP Kelco ApS to a subsidiary of J. M. Huber Corporation for $27 million.  Summarized unaudited financial information for CP Kelco ApS is as follows:

(Dollars in millions)	January 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

Net sales	$ 37	$ 103	$ 319
Gross profit	11	30	98
Profit from operations	5	12	42
Net (loss) income	(2)	(13)	48

19.    Restatement

         As a result of its June 24, 2004 settlement with the Internal Revenue Service ("IRS") for the tax years 1990 through 1992 that indicated additional tax liabilities for such audit cycle, the Company initiated a review of the GAAP accounting for income taxes for the tax years 1987 through 1995.  In conjunction with this review, the Company undertook an effort to analyze and reconcile the various general ledger tax account balances relative to the tax years 1990 through 1992, which expanded to encompass the handling of adjustments that should have occurred relative to the previously settled tax years 1987 through 1989 and the open tax years 1993 through 1995.  In addition, the Company also reviewed the tax years 1996 and forward to confirm that there were no further implications in years subsequent to 1995 with respect to issues identified as a result of the 1987 through 1995 analysis.  The review indicated cumulative additional tax liabilities for the years 1987 through 1995 that had not been reconciled to the various general ledger tax account balances.

         Based on this review, on November 9, 2004, the Company's Chief Financial Officer determined that previously issued financial statements cannot be relied upon and that restatement of such previously issued financial statements is required.  The Audit Committee of the Board of Directors ("Audit Committee") concurred with this determination.  The adjustments reflected in this Form 10-Q primarily relate to the computation and application of foreign tax credits and reduce the tax deposit asset by $65 million, increase deferred income tax assets by $17 million, and as a result of the cumulative additional income tax expense to be recorded for the restated periods, reduce retained earnings and stockholders' equity by $48 million as of January 1, 1996 and for previously reported periods affected through June 30, 2004.  The restatement does not affect the previously reported results of operations for any period subsequent to December 31, 1995.  The following table reflects the impact of the restatement adjustments on the Consolidated Balance Sheet as of December 31, 2003:

(Dollars in millions)	Previously Reported	As Restated	Net Increase (Decrease)

Deferred income taxes (non-current asset)	$ 27	$ 44	$ 17
Other assets (tax deposits)*	390	325	(65)
Total assets	2,759	2,711	(48)
Retained earnings	1,543	1,495	(48)
Total stockholders equity	59	11	(48)
Total liabilities and stockholders' equity	$ 2,759	$ 2,711	$ (48)

       The balances reported in the previously filed Form 10-K/A Amendment No. 1 included other balances which have been disclosed separately on the 2004 Consolidated Balance Sheet.  The 2003 reclassification was made to conform to the 2004 Consolidated Balance Sheet presentation.

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

         In this presentation, Hercules consists of the parent Company's operations.  Guarantor subsidiaries and non-guarantor subsidiaries of Hercules are reported on an equity basis.  For companies acquired during 1998, the goodwill and fair values of the assets and liabilities acquired have been presented on a "push-down" accounting basis.  Additionally, prior year information has been reclassified to conform to the 2004 Consolidated Balance Sheet presentation.  Lastly, the restatement of prior periods as explained in Note 19 has been reflected in this presentation.

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2004
	Unaudited
	(Dollars in millions)

	Unconsolidated

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 137	$ 114	$ 283	$ (33)	$ 501
Cost of sales	95	93	172	(32)	328
Selling, general and administrative expenses	24	33	37	-	94
Research and development	5	5	1	-	11
Intangible asset amortization	2	-	-	-	2
Other operating expense (income), net	-	(1)	2	-	1

Profit (loss) from operations	11	(16)	71	(1)	65
Interest and debt expense (income), net	42	(15)	(2)	-	25
Other expense, net	49	1	-	-	50

(Loss) income before income taxes and equity income	(80)	(2)	73	(1)	(10)
Provision (benefit) for income taxes	23	(8)	26	-	41

(Loss) income before equity income	(103)	6	47	(1)	(51)
Equity income from consolidated subsidiaries	52	1	-	(53)	-

Net (loss) income	$ (51)	$ 7	$ 47	$ (54)	$ (51)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2003
	Unaudited
	(Dollars in millions)

	Unconsolidated

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 126	$ 110	$ 258	$ (31)	$ 463
Cost of sales	81	80	158	(30)	289
Selling, general and administrative expenses	21	21	47	-	89
Research and development	4	4	1	-	9
Intangible asset amortization	2	-	-	-	2
Other operating expense, net	7	1	1	-	9

Profit from operations	11	4	51	(1)	65
Interest and debt expense (income), net	42	(15)	5	-	32
Other expense, net	6	1	-	-	7

Income (loss) before income taxes and equity income	(37)	18	46	(1)	26
Provision (benefit) for income taxes	(11)	7	13	-	9

Income (loss) before equity income	(26)	11	33	(1)	17
Equity (loss) income of affiliated companies, net of tax	(1)	(1)	2	-	-
Equity income from consolidated subsidiaries	44	5	1	(50)	-

Net income	$ 17	$ 15	$ 36	$ (51)	$ 17

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2004
	(Unaudited)
	(Dollars in millions)

	Unconsolidated

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 405	$ 354	$ 835	$ (108)	$ 1,486
Cost of sales	279	258	528	(107)	958
Selling, general and administrative expenses	77	97	116	-	290
Research and development	15	14	4	-	33
Intangible asset amortization	5	1	-	-	6
Other operating expense, net	4	11	8	-	23

Profit (loss) from operations	25	(27)	179	(1)	176
Interest and debt expense (income), net	134	(43)	(6)	-	85
Other expense (income), net	93	2	(27)	-	68

Income (loss) before income taxes and equity income	(202)	14	212	(1)	23
Provision (benefit) for income taxes	(9)	(12)	65	-	44

(Loss) income before equity income	(193)	26	147	(1)	(21)
Equity income from consolidated subsidiaries	172	4	-	(176)	-

Net (loss) income	$ (21)	$ 30	$ 147	$ (177)	$ (21)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2003
	(Unaudited)
	(Dollars in millions)

	Unconsolidated

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 385	$ 331	$ 763	$ (91)	$ 1,388
Cost of sales	247	236	477	(89)	871
Selling, general and administrative expenses	73	59	138	-	270
Research and development	13	12	4	-	29
Intangible asset amortization	5	1	-	-	6
Other operating expense, net	6	1	3	-	10

Profit from operations	41	22	141	(2)	202
Interest and debt expense (income), net	130	(44)	13	-	99
Other expense, net	13	3	1	-	17

Income (loss) before income taxes and equity income	(102)	63	127	(2)	86
Provision (benefit) for income taxes	(38)	25	36	-	23

Income (loss) before equity income	(64)	38	91	(2)	63
Equity (loss) income of affiliated companies, net of tax	(1)	-	1	-	-
Equity income from consolidated subsidiaries	128	11	2	(141)	-

Net income from continuing operations before
discontinued operations and cumulative effect of
changes in accounting principle	63	49	94	(143)	63
Net income on discontinued operations, net of tax	2	-	-	-	2

Net income before cumulative effect of changes in
accounting principle	65	49	94	(143)	65
Cumulative effect of changes in accounting principle,
net of tax	(28)	-	-	-	(28)

Net income	$ 37	$ 49	$ 94	$ (143)	$ 37

Condensed Consolidating Balance Sheet
September 30, 2004
	(Unaudited)
	(Dollars in millions)

	Unconsolidated

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Current assets
Cash and cash equivalents	$ 12	$ 2	$ 85	$ -	$ 99
Accounts and notes receivable, net	106	110	240	(55)	401
Intercompany receivables	75	25	20	(120)	-
Inventories	41	63	104	(15)	193
Deferred income taxes	130	(35)	9	-	104
Asbestos-related assets	16	-	-	-	16

Total current assets	380	165	458	(190)	813

Property, plant and equipment, net	165	159	344	-	668
Investments in subsidiaries	2,398	89	49	(2,536)	-
Goodwill and other intangible assets, net	197	89	401	-	687
Deferred income taxes	207	-	12	(125)	94
Asbestos-related assets	172	-	-	-	172
Other assets	163	10	51	-	224

Total assets	$ 3,682	$ 512	$ 1,315	$ (2,851)	$ 2,658

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$ 52	$ 21	$ 120	$ -	$ 193
Accrued expenses	97	48	97	(55)	187
Asbestos-related liabilities	47	-	-	-	47
Intercompany payables	8	67	44	(119)	-
Current maturities of long-term debt	4	-	20	-	24

Total current liabilities	208	136	281	(174)	451

Long-term debt	1,255	-	14	-	1,269
Deferred income taxes	-	125	80	(125)	80
Postretirement and other liabilities	553	53	74	-	680
Asbestos-related liabilities	218	-	-	-	218
Intercompany notes payable (receivable)	1,488	(1,146)	(342)	-	-
Stockholders' (deficit) equity	(40)	1,344	1,208	(2,552)	(40)

Total liabilities and stockholders' (deficit) equity	$ 3,682	$ 512	$ 1,315	$ (2,851)	$ 2,658

Condensed Consolidating Balance Sheet
December 31, 2003
As Restated (Note 19)	(Unaudited)
	(Dollars in millions)

	Unconsolidated

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Current assets
Cash and cash equivalents	$ 9	$ 2	$ 114	$ -	$ 125
Accounts and notes receivable, net	114	55	239	-	408
Intercompany receivables	70	21	32	(123)	-
Inventories	46	58	97	(14)	187
Deferred income taxes	94	-	9	(10)	93
Asbestos-related assets	7	-	-	-	7

Total current assets	340	136	491	(147)	820

Property, plant and equipment, net	168	167	342	-	677
Investments in subsidiaries	2,248	92	51	(2,391)	-
Goodwill and other intangible assets, net	201	90	392	-	683
Deferred income taxes	150	-	13	(119)	44
Asbestos-related assets	162	-	-	-	162
Other assets	248	10	67	-	325

Total assets	$ 3,517	$ 495	$ 1,356	$ (2,657)	$ 2,711

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 56	$ 18	$ 118	$ -	$ 192
Accrued expenses	97	52	59	(10)	198
Asbestos-related liabilities	45	-	-	-	45
Intercompany payables	8	73	42	(123)	-
Current maturities of long-term debt	2	-	20	-	22

Total current liabilities	208	143	239	(133)	457

Long-term debt	1,300	-	26	-	1,326
Deferred income taxes	-	119	78	(119)	78
Postretirement and other liabilities	520	73	70	-	663
Asbestos-related liabilities	176	-	-	-	176
Intercompany notes payable (receivable)	1,302	(1,090)	(213)	1	-
Stockholders' equity	11	1,250	1,156	(2,406)	11

Total liabilities and stockholders' equity	$ 3,517	$ 495	$ 1,356	$ (2,657)	$ 2,711

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2004
	(Unaudited)
	(Dollars in millions)

	Unconsolidated

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net Cash Provided By Operations	$ 24	$ 15	$ 173	$ (156)	$ 56

Cash Flow From Investing Activities:
Capital expenditures	(18)	(9)	(26)	-	(53)
Proceeds from sale of minority interest in CP Kelco ApS	27	-	-	-	27
Contributions paid to affiliates	(1)	-	-	1	-
Contributions received from affiliates	-	-	1	(1)	-
Other, net	-	-	1	-	1

Net cash (used in) provided by investing activities	8	(9)	(24)	-	(25)

Cash Flow From Financing Activities:
Long-term debt proceeds	650	-	-	-	650
Long-term debt repayments	(693)	-	(14)	-	(707)
Change in current maturities of long-term debt	-	-	-	-	-
Payment of debt issuance costs and underwriting fees	(8)	-	-	-	(8)
Change in intercompany, non-current	14	(6)	(35)	27	-
Dividends paid	-	-	(129)	129	-
Treasury stock issued	3	-	-	-	3
Other	5	-	-	-	5

Net cash used in financing activities	(29)	(6)	(178)	156	(57)

Effect of exchange rate changes on cash	-	-	-	-	-

Net (decrease) increase in cash and cash equivalents	3	-	(29)	-	(26)
Cash and cash equivalents - beginning of period	9	2	114	-	125

Cash and cash equivalents - end of period	$ 12	$ 2	$ 85	$ -	$ 99

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2003
	(Unaudited)
	(Dollars in millions)

	Unconsolidated

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net Cash Provided By Operations	$21	$55	$100	$(141)	$35

Cash Flow From Investing Activities:
Capital Expenditures	(8)	(8)	(11)	-	(27)
Proceeds of investment and fixed asset disposals	-	-	3	-	3
Decrease in restricted cash	125	-	-	-	125
Other, net	-	2	(2)	-	-

Net cash provided by (used) in investing activities	117	(6)	(10)	-	101

Cash Flow From Financing Activities:
Long-term debt repayments	(126	-	(11)	-	(137)
Change in current maturities of long-term debt	-	-	(1)	-	(1)
Change in intercompany, non-current	(96)	(49)	4	141	-
Treasury stock issued	2	-	-	-	2

Net cash used in financing activities	(220)	(49)	(8)	141	(136)

Effect of exchange rate changes on cash	-	-	13	-	13

Net increase (decrease) in cash and cash equivalents	(82)	-	95	-	13
Cash and cash equivalents - beginning of period	131	7	71	-	209

Cash and cash equivalents - end of period	$49	$7	$166	$-	$222

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.  All references to individual Notes refer to Notes to the Consolidated Financial Statements.  Within the following discussion, unless otherwise stated, "quarter" and "nine-month period" refer to the three months and the nine months ended September 30, 2004.  All comparisons are with the corresponding period in the previous year unless otherwise stated.  As referenced in Note 19 to the Condensed Consolidated Financial Statements, the Consolidated Balance Sheet as of December 31, 2003 has been restated in connection with adjustments recorded as of January 1, 1996.  The restatement had no impact on the results of operations for the three or nine- month periods ended September 30, 2004 and 2003, respectively.

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

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Pulp and Paper	47%	47%
Regulated (including food, pharmaceutical and personal care)	20%	21%
Paints and Adhesives	11%	11%
Construction Materials	9%	9%
Industrial Specialties (including oilfield, textiles and general industrial)	13%	12%

Consolidated	100%	100%

         More than 50% of the Company's revenues are generated outside of North America.  Net sales expressed as a percentage by region in the three months and nine months ended September 30, 2004 were:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

North America	47%	46%
Europe	37%	39%
Asia Pacific	11%	10%
Latin America	5%	5%

Consolidated	100%	100%

         The Company operates through two reportable segments and four divisions: Performance Products (Pulp and Paper and Aqualon) and Engineered Materials and Additives (FiberVisions and Pinova).  Net sales for the three and nine months ended September 30, 2004 as a percent of total sales, by division, were:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Pulp and Paper	46%	46%
Aqualon	35%	35%
FiberVisions	14%	14%
Pinova	5%	5%

Consolidated	100%	100%

         Performance in the three months ended September 30, 2004 was positively impacted by volume gains in Aqualon, Pulp and Paper and Pinova, coupled with continued strength of the Euro, which has appreciated approximately 7% against the U.S. dollar since September 30, 2003.  These improvements were offset by higher costs, especially for energy and energy-related raw materials, pension benefits, and freight.

         Higher cost energy and natural gas/crude oil (as feedstock) are impacting many raw materials, particularly for chlor-alkali, ethylene, benzene and propylene and their downstream derivatives.  Strong demand from China for many basic materials and the strengthening global economy are also exerting upward price pressure on raw materials.  The Company has instituted a number of initiatives to mitigate these negative effects, including product substitution, exploration of new sourcing opportunities and increasing prices of our products that use these raw materials.

         In Pulp and Paper, production of paper and paperboard in North America appears to be improving, while Europe production remains challenging.  Sales in emerging markets remained strong in the quarter.  Net sales for the three months ended September 30, 2004 increased 48% in China, 18% in Brazil and 20% in Eastern Europe, excluding Russia, as compared to 2003.

         Market conditions affecting Aqualon remain healthy.  Volume growth was fueled by strong personal care, pharmaceutical, paint, oil field and polyols markets.  Volume and net sales also benefited from the Company's December 2003 acquisition of Jiangmen Quantum Hi-Tech BioChemical Engineering Co. Ltd. ("Jiangmen").  Unfavorable mix, reflecting increased sales of lower priced products, regional and industry mix, and lower pricing in certain mature product lines in order to retain market share, has partially offset the positive volume growth.

         In FiberVisions, margins were under pressure due to unprecedented high polypropylene material prices and continued competitive activity.  The Chemical Data Inc. Index ("Index") for polypropylene was $0.568 per pound for the third quarter of 2004.  The Index is projected to be $0.645 for the fourth quarter of 2004.  The forecast for the Index for the year is $0.554 per pound as compared to an average of $0.434 per pound for 2003.  FiberVisions has contractual arrangements with many of its customers that enable it to pass through higher polypropylene costs on a delayed basis.  Sales continue to be adversely impacted by substitution in the baby diaper coverstock market and a lag in growth in the markets for disposable wipes and other applications.

         In the Pinova business, sales volumes are stronger as compared to the third quarter of 2003, but higher raw material and energy costs, pension expense and lower tolling income negatively impacted profits.  The business has been successful in regaining volume through increased sales to existing customers and the addition of new customers.

         In addition to these factors, results for the nine months ended September 30, 2004 were influenced by a number of other events, as discussed below.

         On February 12, 2004, the Company completed the sale of its minority interest in CP Kelco ApS, realizing a pre-tax gain of $26 million.  On April 8, 2004, the Company completed the refinancing of its old Senior Credit Facility and redeemed its 9.42% debentures on May 10, 2004.  As a result of the redemption and refinancing, $14 million in non-cash expense related to the write-off of unamortized debt issuance costs was recognized.  Also in April 2004, the Company reached a settlement agreement in the lawsuit captioned Douglas C. Smith, Individually and on Behalf of All Others Similarly Situated v. Hercules Incorporated and Thomas Gossage, resulting in the recognition of a charge of $6 million in the first quarter.  The Company, as discussed below in "Financial Condition," continued to repurchase its 11.125% senior notes due 2007, resulting in a $30 million loss on the repurchases for the nine months ended September 30, 2004, including the write-off of $4 million of unamortized debt issuance costs.  All of these items are included in Other expense, net.

         During the three months ended September 30, 2004, the Company recognized a $41 million non-cash tax expense to establish a valuation allowance for impaired foreign tax credit carryforwards.  The Company is proceeding with implementing a strategy that, coupled with the ten-year carryforward period provided by The American Jobs Creation Act (the "Act"), should enable utilization of these foreign tax credits before their expiration.  This expected utilization would result in the ability of the Company to recognize a non-cash tax benefit for all or a portion of the expense noted above in the near future.

         During September 2004 and October 2004, the Company reached settlement agreements with all of its insurers regarding coverage for the Company’s asbestos-related claims.  The settlements provide for cash payments and trust funding totaling $225 million (with a net present value of $218 million when discounted) over the next several years, subject in some cases to repayment of residual trust balances in the event that federal asbestos reform legislation is enacted.  Concurrent with the completion of these settlements, the Company updated the analysis of its estimated asbestos claims exposure.  Based upon the results of that analysis, the Company has posted additional reserves to recognize a total potential liability of $265 million for asbestos-related claims.  Pursuant to the above, the Company recorded a charge of $30 million, reflecting the $76 million increase in asbestos reserves, the $49 million increase in asbestos-related insurance receivables and $3 million of fees incurred in reaching the settlements.

         As a result of its June 24, 2004 settlement with the Internal Revenue Service ("IRS") for the tax years 1990 through 1992 that indicated additional tax liabilities for such audit cycle, the Company initiated a review of the GAAP accounting for income taxes for the tax years 1987 through 1995.  In conjunction with this review, the Company undertook an effort to analyze and reconcile the various general ledger tax account balances relative to the tax years 1990 through 1992, which expanded to encompass the handling of adjustments that should have occurred relative to the previously settled tax years 1987 through 1989 and the open tax years 1993 through 1995.  In addition, the Company also reviewed the tax years 1996 and forward to confirm that there were no further implications in years subsequent to 1995 with respect to issues identified as a result of the 1987 through 1995 analysis.  The review indicated cumulative additional tax liabilities for the years 1987 through 1995 that had not been reconciled to the various general ledger tax account balances.

         Based on this review, on November 9, 2004, the Company's Chief Financial Officer determined that previously issued financial statements cannot be relied upon and that restatement of such previously issued financial statements is required.  The Audit Committee of the Board of Directors ("Audit Committee") concurred with this determination.  The adjustments reflected in this Form 10-Q primarily relate to the computation and application of foreign tax credits and reduce the tax deposit asset by $65 million, increase deferred income tax assets by $17 million, and, as a result of the cumulative additional income tax expense to be recorded for the restated periods, reduce retained earnings and stockholders' equity by $48 million as of January 1, 1996 and for previously reported periods affected through June 30, 2004.  The restatement does not affect the previously reported results of operations for any period subsequent to December 31, 1995.

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

         Hercules adopted the provisions of SFAS 142 effective January 1, 2002.  As of September 30, 2004, Hercules recognized the following reporting units: Pulp and Paper, Aqualon, FiberVisions and Pinova.  Pursuant to SFAS 142, the Company is required to perform an annual assessment of its reporting units for impairment.  To assess impairment, the Company compares the reporting unit's book value of net assets, including goodwill, to its fair value.  Fair value is estimated using a combination of valuation approaches including the market value and income approaches.  In the event that the book value exceeds the fair value, the Company recognizes an impairment to the extent the book value of goodwill exceeds the implied fair value of goodwill for any reporting unit, calculated by determining the fair value of the assets and liabilities for the reporting unit.  Deterioration in future economic conditions, poor operating results in the reporting units, new or stronger competitors, or changes in technology could result in an inability to recover the carrying value of the goodwill and intangible assets, thereby requiring an impairment in the future.

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

         Hercules establishes reserves for environmental matters, litigation and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.  At September 30, 2004, the Company had accrued $100 million for contingencies and asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5") and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143").  The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation required or agreed to, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in environmental laws and regulations, technological developments, the years of remedial activity required and changes in the number or financial exposures of claims, lawsuits, settlements or judgments, or in the ability to reduce such financial exposures by collecting indemnity payments from insurers.  If the contingency is resolved for an amount greater or less than has been accrued, Hercules' share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, Hercules would recognize an additional expense or benefit in income in the period such determination was made.

         Hercules has established reserves for asbestos-related personal injury lawsuits and claims.  The Company's estimates are based on a number of assumptions including the number of future claims, the timing and amount of future payments, disease, venue, and the dynamic nature of asbestos litigation and other circumstances.  At September 30, 2004, after current quarter recognition of $76 million in additional accruals and $6 million of cash settlement payments, the Company has a gross accrued liability of $265 million for present and future potential asbestos claims prior to insurance recoveries.

         The Company provides defined benefit pension and postretirement welfare benefit plans to employees in the United States who meet eligibility requirements.  Similar plans are provided outside the United States in accordance with local practice.  Pension and other postretirement benefit obligations and the related expense (income) are determined based upon actuarial assumptions regarding mortality, medical inflation rates, discount rates, long-term return on assets, salary increases, Medicare availability and other factors.  Changes in these assumptions can result in changes to the recognized pension expense and recorded liability.  The Company is required to recognize an additional liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to other comprehensive income in stockholders' equity.  In June 2004, the Company amended the U.S. defined benefit plan effective January 1, 2005.  Benefits earned after January 1, 2005 under the plan will be calculated under a "career average" pay plan.  In addition, employees hired after January 1, 2005 will not be eligible to participate in the U.S. defined benefit plan.  The Company estimates that these changes will reduce net periodic pension cost ("NPPC") by $10 million on an annual basis.  The reduction for 2004 is estimated to be approximately $2 million.  The amendment triggered a re-measurement of plan assets and benefit obligations as of August 1, 2004.  Upon re-measurement, the significantly lower than expected return on plan assets more than offset the current period benefits of the plan amendment.  The financial impact was an increase to the additional minimum liability of $42 million and the elimination of $22 million of previously unrecognized prior service costs to zero, resulting in an after-tax charge to other comprehensive income of $41 million.

Results of Operations

         The tables below reflect Net sales and Profit from operations for the three and nine months ended September 30, 2004 and 2003.  Substantially all reconciling items have been allocated to the segments.

(Dollars in millions)	Three Months Ended
	September 30,

	2004	2003	Change	% Change

Net sales:
Performance Products	$406	$371	$35	9%
Engineered Materials and Additives	95	92	3	3%

Consolidated	$501	$463	$38	8%

Profit (loss) from operations:
Performance Products	$70	$70	$-	(0%	)
Engineered Materials and Additives	(5)	2	(7)	(350%	)
Corporate Items	-	(7)	7	100%

Consolidated	$65	$65	$-	-

	Nine Months Ended
	September 30,

	2004	2003	Change	% Change

Net sales:
Performance Products	$1,204	$1,110	$94	8%
Engineered Materials and Additives	282	278	4	1%

Consolidated	$1,486	$1,388	$98	7%

Profit (loss) from operations:
Performance Products	$189	$202	$(13)	(6%	)
Engineered Materials and Additives	(8)	7	(15)	(214%	)
Corporate Items	(5)	(7)	2	29%

Consolidated	$176	$202	$(26)	(13%	)

         The tables below reflect Net sales percentage changes from the three months and nine months ended September 30, 2003.

Three Months Ended September 30, 2004	Net Sales Percentage Increase (Decrease) from prior year due to

		Product		Rates of
	Volume	Mix	Price	Exchange	Total

Pulp and Paper	4%	-	(1%)	2%	5%
Aqualon	23%	(8%)	(3%)	3%	15%

Performance Products	12%	(3%)	(2%)	2%	9%

FiberVisions	(5%)	(5%)	6%	3%	(1%)
Pinova	50%	(25%)	(6%)	-	19%

Engineered Materials and Additives	8%	(10%)	3%	2%	3%

Consolidated	11%	(5%)	(1%)	3%	8%

Nine Months Ended September 30, 2004	Net Sales Percentage Increase (Decrease) from prior year due to

		Product		Rates of
	Volume	Mix	Price	Exchange	Total

Pulp and Paper	5%	(3%)	(1%)	4%	5%
Aqualon	17%	(7%)	(2%)	5%	13%

Performance Products	10%	(5%)	(1%)	4%	8%

FiberVisions	(9%)	(1%)	3%	4%	(3%)
Pinova	34%	(10%)	(7%)	-	17%

Engineered Materials and Additives	1%	(3%)	-	3%	1%

Consolidated	9%	(5%)	(1%)	4%	7%

         The tables below reflect Net sales per region and percentage change from the three months and nine months ended September 30, 2003.

(Dollars in millions) Region	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	% Change	% Increase (Decrease) Net of Rate of Exchange Benefit

North America	$ 233	$ 216	8%	7%
Europe	186	179	4%	(3%	)
Asia Pacific	56	43	30%	30%
Latin America	26	25	4%	4%

All regions	$ 501	$ 463	8%	5%

Region	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	% Change	% Increase (Decrease) Net of Rate of Exchange Benefit

North America	$ 681	$ 670	2%	1%
Europe	575	526	9%	(1%	)
Asia Pacific	158	126	25%	25%
Latin America	72	66	9%	8%

All regions	$ 1,486	$ 1,388	7%	3%

         Consolidated net sales were $501 million and $1,486 million for the three months and the nine months ended September 30, 2004, an increase of $38 million, or 8%, and $98 million, or 7%, respectively.  Compared to the three months ended September 30, 2003, volumes generated an 11% improvement, mix had a negative impact of 5%, prices were lower by 1% and rates of exchange had a 3% positive effect.  Compared to the nine months ended September 30, 2003, volumes generated a 9% improvement, mix had a negative impact of 5%, prices were lower by 1% and rates of exchange had a 4% positive effect.

         For the three months ended September 30, 2004, regional sales were up 8% in North America, 4% in Latin America, and 30% in Asia Pacific and decreased by 3% in Europe (excluding the 7% benefit of rates of exchange).   All regions reported improvement in sales except Europe.  The European region continues to be challenged by a difficult Pulp and Paper market and substitution in the diaper coverstock market.  North America sales improved in all businesses.  The Pulp and Paper market for containerboard and packaging materials in this region has improved.  Sales in Asia Pacific have increased as a result of the acquisition of Jiangmen in China and stronger economic conditions.

         For the nine months ended September 30, 2004 regional sales improved in North America by 2%, in Latin America by 9% and in Asia Pacific by 25%, but declined in Europe by 1% (excluding the 10% benefit of the Euro increase).  Improving conditions in the North American Pulp and Paper market helped to offset the weak economic conditions in Europe.  The Asia Pacific and Latin America regions continue to remain strong.

         Profit from operations for the three months ended September 30, 2004 was $65 million, the same as the third quarter of 2003.  Improved volume growth and a $2 million benefit from favorable rates of exchange were more than offset by higher pension, raw material, energy, freight and insurance costs.  Additionally, severance accruals of approximately $2 million were recognized in the third quarter of 2004 by our Pulp and Paper division.

         Profit from operations for the nine months ended September 30, 2004 was $176 million, a decrease of $26 million, or 13% as compared to the nine months ended September 30, 2003.  Improved volume growth and an $11 million benefit from favorable rates of exchange was more than offset by higher pension, raw material, energy, freight and insurance costs across all businesses; non-cash asset impairment charges in Aqualon and Pulp and Paper; and bad debt and severance accruals related to our Pulp and Paper division.  Also profit from operations in 2003 benefited from income recognized as a result of a favorable legal settlement and the receipt of insurance demutualization proceeds.

         During the three months ended September 30, 2004, Performance Products net sales grew $35 million, or 9%, and profit from operations remained even at $70 million.  During the nine months ended September 30, 2004, net sales grew $94 million, or 8%, and profit from operations declined $13 million, or 6%.  The lower operating profit in both periods reflects the decline in Pulp and Paper performance.

         In the Pulp and Paper Division, net sales for the three months ended September 30, 2004 grew 5%, with 4% resulting from higher volumes and a 2% benefit from favorable rates of exchange, partially offset by 1% lower pricing.  The higher volumes are primarily a result of increased sales under our supply agreement with G.E. Water Technologies and the improving North American market for containerboard.  Europe remained challenging during the three months, while emerging markets remain strong.

         Pricing has slipped from third quarter of 2003 levels as a result of competitive pressures.  Pricing was down in North America and Europe, our two biggest markets.  The Company, however, has initiated action to increase prices in North America by 8% to 10% on all process and functional products.  Profit from operations was 17% lower than the prior year.  Higher volumes and improved rates of exchange were offset by lower pricing, higher energy, raw materials, pension expenses, and selling expenses associated with new product growth.  In addition, severance charges of approximately $2 million were incurred for headcount reductions in the general and administrative functions.

         Net sales for the nine months ended September 30, 2004 increased 5%, as compared to the comparable 2003 period, with 5% resulting from higher volumes and a 4% benefit from favorable rates of exchange, partially offset by a 3% impact from an unfavorable product mix and 1% lower prices reflecting similar conditions as noted above.  Year-to-date profit from operations declined $23 million, or 29% versus the prior year.  Improved volumes and rates of exchange were offset by higher energy and raw material costs, higher pension expenses and a charge for uncollectible accounts receivable.  Charges of approximately $7 million were recognized for headcount reduction including general and administrative functions and manufacturing personnel at our Kalamazoo production facility, in addition to an asset impairment of $3 million incurred for the closure of the Kalamazoo facility.

         Aqualon net sales for the three months ended September 30, 2004 improved 15% compared to prior year.  The sales growth in the three months ended September 30, 2004 was driven by 23% higher volumes and a 3% benefit from higher rates of exchange, partially offset by negative mix of 8% and 3% reduced pricing.  Volume improvements continue to be made in the personal care, paint, oilfield, lubricants, adhesives and coatings markets.  Approximately 30% of the sales volume growth was related to our Jiangmen acquisition completed in the fourth quarter of 2003.  The negative mix reflects increased sales of lower priced products, unfavorable regional and industry mix, and is partly related to the additional contribution made by our Jiangmen acquisition.  Pricing in certain mature product lines was lower as the Company has made efforts to retain or grow market share.  The U.S. CMC business continues to be under pressure due to aggressive behavior of several foreign producers that are exporting into the U.S. market.  Also new capacity expansion by a competitor in one of the Company's product families has temporarily reduced pricing in the marketplace.

         Profit from operations during the third quarter of 2004 was higher by $5 million, or 12%, as improved volumes, favorable rates of exchange and improved plant utilization rates were partially offset by higher pension and freight expenses and increased selling, general and administrative costs.

         Aqualon net sales for the nine months ended September 30, 2004 were up 13% compared to the nine months ended September 30, 2003.  Net sales growth was driven by 17% higher volumes and a 5% benefit from higher rates of exchange, partially offset by negative mix of 7% and 2% lower prices.  Year to date volume improvements continue to be made in the personal care, pharmaceutical, paint, oilfield, lubricants, adhesives and coatings markets.  Volumes also continue to benefit from our Jiangmen acquisition completed in the fourth quarter of 2003.  This accounted for approximately 40% of the increased volumes.  The negative product mix reflects higher sales of lower priced products and unfavorable regional and industry mix.  Pricing for the nine months reflects many of the same conditions noted above.

         Profit from operations for the nine months ended September 30, 2004 was higher by $10 million, or 8%, as compared to 2003, as improved volumes, favorable rates of exchange, higher plant utilization rates and lower raw material costs in the aggregate were partially offset by higher pension, freight and increased selling, general and administrative costs.  In addition, an asset impairment charge of $4 million was incurred in March 2004 for closure of a raw material production line.

         In the Engineered Materials and Additives segment, net sales in the three months ended September 30, 2004 increased $3 million, or 3%, and profit from operations declined $7 million primarily due to the results of the FiberVisions division's operations.

         FiberVisions net sales for the three months ended September 30, 2004 declined 1% as the 5% impact in both lower volumes and product mix was only partially offset by the 6% effect of higher prices and favorable rates of exchange of 3%.  The lower volumes and negative product mix reflect a faster decline in sales of fibers used to make diaper coverstock versus the anticipated increase in fibers used in the disposable wipes markets and other lower margin applications and markets.  Higher prices reflect the contractual customer pass through of higher polymer costs offset by lower pricing obtained in certain regional markets, customers and applications.  Profit from operations was lower by $5 million in the three months ended September 30, 2004.  Improved rates of exchange and lower management fees charged by our ES FiberVisions joint venture partner were more than offset by higher polymer costs and lower plant utilization.

         FiberVisions net sales for the nine months ended September 30, 2004 declined 3%.  Lower volume of 9% and 1% unfavorable product mix were only partially offset by the 3% effect of higher prices and favorable rates of exchange of 4%.  Year to date net sales reflect many of the same conditions noted above.  Volumes have improved from the first half of this year, but not to the same levels as in 2003.  Anticipated volume growth in wipes and other applications has not yet replaced the loss of volume in diaper coverstock.  Profit from operations for the nine months ended September 30, 2004 was lower by $11 million.  Improved rates of exchange and lower management fees charged by our ES FiberVisions joint venture partner were more than offset by higher polymer costs and lower plant utilization.  In addition, legal costs associated with the now terminated Meraklon S.p.A. acquisition were recognized.

         Net sales in Pinova increased 19% in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003.  Sales benefited from significantly higher volumes of 50%, offset by 6% lower pricing and negative mix of 25%.  The increase in volumes is related to recapturing lost market share in the highly competitive chewing gum, adhesives and other industrial markets.  The lower pricing and unfavorable product mix is related to these efforts to regain lost business and a strategic shift into lower priced industrial segments aimed at reducing inventory and increasing sales volumes, thereby generating positive cash flow.  A $3 million and $1 million loss from operations was recorded in the third quarter of 2004 and 2003, respectively.  Improved plant utilization rates associated with higher volumes was offset by higher raw materials, energy and pension costs and lower tolling fees.

         Net sales in Pinova for the nine months ended September 30, 2004 increased 17% as compared to the prior year.  Sales benefited from significantly higher volumes of 34%, offset by 7% lower pricing and negative mix of 10%.  The increase in volumes is related to recapturing lost market share in the highly competitive chewing gum, adhesives and other industrial markets.  The lower pricing and unfavorable product mix is related to these efforts to regain lost business and reduce inventories.  A $6 million loss from operations was recorded for the nine months ended September 30, 2004, compared to a loss of $2 million in 2003.  Improved plant utilization rates associated with the higher volumes were offset by higher raw material, energy, maintenance, and pension costs and lower tolling fees.

         The Corporate items include net operating charges and benefits that are not directly related to the business segments.  The charges typically appear in the Other Operating expense, net caption, although a portion is also included in Cost of Sales.  The table below reflects the components of Corporate items.

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Reductions in claims reserves at captive insurer	$ -	$ -	$ (3)	$ -
Severance and restructuring costs	-	1	-	5
Nitrocellulose facility shutdown costs (recoveries)	(1)	-	5	-
Special executive pension adjustment	-	4	1	4
Other miscellaneous charges, (gains), net	1	2	2	(2)

Corporate items	$ -	$ 7	$ 5	$ 7

         Corporate items net to zero in the third quarter of 2004, an improvement of $7 million from the same period of 2003.  The third quarter of 2004 included a $1 million favorable adjustment related to our Nitrocellulose facility shutdown offsetting $1 million in other charges, whereas the third quarter of 2003 included a $4 million charge for special executive pension adjustment, $1 million of severance and restructuring costs and $2 million in other charges.

         Corporate items for the nine months ended September 30, 2004 resulted in a loss of $5 million versus a loss of $7 million for the same period in 2003.  The nine months ended 2004 included a charge of $5 million related to our Nitrocellulose facility shutdown, $3 million in other charges, net, offset by insurance gains of $3 million, whereas the comparable 2003 period included a $4 million special executive pension adjustment, $5 million in corporate severance and restructuring charges and $2 million of other gains, net.

         Other expense was $50 million for the three months ended September 30, 2004, an increase of $43 million compared to $7 million of expense for the same period in 2003.  The increase was primarily attributable to a net $30 million adjustment related to the asbestos litigation consisting of a $76 million increase in the asbestos reserves, a $49 million increase in the receivables and $3 million in fees resulting from the settlements with the insurance carriers.  In addition, premiums of $13 million were paid and $2 million of debt issuance costs were written off in conjunction with repurchasing $65 million of the Company's 11.125% senior notes on the open market in the third quarter of 2004.

         Other expense was $68 million for the nine months ended September 30, 2004, an increase of $51 million versus the $17 million of other expense for the same period in 2003.  The increase was also primarily attributable to the previously noted $30 million adjustment related to the asbestos litigation.  The Company also wrote off $14 million of debt issuance costs associated with the debt refinancing in the second quarter of 2004 and paid premiums of $26 million and wrote off $4 million of debt issuance costs associated with the repurchase of the Company's 11.125% senior notes on the open market during the nine months ended September 30, 2004.  Legal settlements of $7 million in 2004 were $2 million higher than last year.  Partially offsetting the above charges was a $26 million gain recognized on the sale of the Company's minority interest in CP Kelco ApS which occurred in the first quarter of 2004.

         Interest and debt expense in the third quarter was $25 million, $7 million lower than the same period of 2003, reflecting lower debt balances outstanding, improved debt mix and lower interest rates on our bank debt facilities.  The lower debt balances resulted from the ongoing repurchase of the Company's 11.125% senior notes starting in the fourth quarter of 2003 and continuing through 2004, which improved the debt mix, coupled with lower interest rates of the new senior credit facility.  In addition, the Company amended its Senior Credit Facility to lower the interest expense from LIBOR plus 2.25% to LIBOR plus 1.75%.  This amendment is expected to provide reduced interest expense of approximately $2 million on an annual basis.

         Interest and debt expense for the nine months ended September 30, 2004 was $85 million, or $14 million lower than the same period of 2003, reflecting lower debt balances outstanding, improved debt mix and lower interest rates on the Company's bank debt facilities.  The lower interest rates received via the refinancing in the second quarter of 2004, as amended in the third quarter, combined with the continuing repurchase of 11.125% senior notes throughout 2004 is expected to lower interest expense in the fourth quarter of 2004.

         For the three months ended September 30, 2004, the Company incurred a pretax loss of $10 million and a tax expense of $41 million.  The tax expense for the three months ended September 30, 2004 includes the following discrete items: (a) a $41 million increase to the valuation allowance for impaired foreign tax credit carryforwards and (b) additional reserves for state income taxes of $7 million.   For the nine months ended September 30, 2004, pretax income was $23 million and tax expense was $44 million.  In addition to the third quarter discrete items, the tax expense for the nine months ended September 30, 2004 reflects a $10 million tax benefit from the first quarter sale of the Company’s interest in CP Kelco ApS which was not subject to Danish taxation.  For the three months ended September 30, 2004, the discrete items have been offset by the tax benefit of the operating loss.

         The valuation allowance is the result of lower actual and forecasted U.S. taxable income and the inability to execute certain tax initiatives.  The Company is proceeding with implementing a strategy that, coupled with the ten year carryforward provided in the American Jobs Creation Act of 2004 (the"Act") enacted in October 2004, should enable utilization of these foreign tax credits within the ten year carryforward period.  The Company, therefore, expects to recognize a non-cash tax benefit for all or a portion of the expenses noted above in the near future.

         The Act, which was signed on October 22, 2004 by President Bush, included some of the most significant changes to corporate taxation since 1996 and, among other things, eliminates the Extraterritorial Income Regime ("ETI") over a two-year phase out period beginning in 2005.  However, the phase out will still allow the Company to obtain a benefit of 80% of the ETI benefit for 2005 and 60% for 2006.  Additionally, the Act provides for a deduction for U.S. domestic manufacturers beginning in 2005.  This new deduction begins at 3% of U.S. domestic manufacturer's income for 2005 and 2006, increasing to 6% for 2007 through 2009 and achieves its maximum rate of 9% after 2009.  Given the complexity of these provisions, and that the IRS has not issued Regulations on these provisions, the Company has not yet quantified the effect of these changes on its Consolidated Financial Statements.

Financial Condition

         Liquidity and financial resources: Net cash provided by operations was $56 million for the nine months ended September 30, 2004, compared to $35 million provided by operations in the prior period of 2003.  The Company contributed $40 million to the U.S. defined benefit pension plan in January 2004.  In addition, 2004 uses of cash included tax payments of $42 million and $26 million in premiums associated with the Company's repurchase of $131 million book value of the 11.125% senior notes.  By the end of October 2004, the Company had reached agreement with each of its insurance carriers to reimburse certain costs incurred by Hercules in defending and resolving its asbestos-related matters.  As a result of these settlements, the Company had recorded additional receivables totaling $49 million and had received a cash payment of $30 million as of September 30, 2004.  The Company has also increased its projected asbestos-related settlements by $76 million, based on the results of an updated study of its asbestos-related liabilities by Professor Eric Stallard in the third quarter of 2004.  The Company presently projects asbestos-related settlement payments of approximately $45 to $50 million in 2004 prior to insurance reimbursement.

         Net cash used in investing activities was $25 million for the nine months ended September 30, 2004, compared to $101 million provided by investing activities in 2003.  Capital expenditures of $53 million during the nine months ended September 30, 2004 were partially offset by $27 million of gross proceeds from the sale of the Company's minority interest in CP Kelco ApS.  The Company has spent approximately $14 million in 2004 on the previously announced Natrosol® HEC expansion.  Capital expenditures are estimated to be $78 million for the year 2004.

         Net cash used in financing activities was $57 million for the nine months ended September 30, 2004, compared to $136 million net cash used in financing activities in 2003.  The Company has repurchased $131 million of its 11.125% senior notes.  This usage of cash was partially offset by the net proceeds of the Company's refinancing of its Senior Credit Facility.

         On April 8, 2004, the Company completed the refinancing of its existing Senior Credit Facility with a new $400 million term loan (the "Term B Loan") and a new $150 million committed revolving credit facility (the "Revolving Facility").  The Company also has the ability under its new Senior Credit Facility, subject to lender approval, to borrow an additional $250 million in the form of an incremental term note.  The Term B Loan matures October 8, 2010 and the Revolving Facility matures April 8, 2009.  Borrowings under the Term B Loan bear interest at LIBOR + 1.75% (weighted-averaged rate of 4% at September 30, 2004) with the Company holding the option to reset interest rates for one, two, three or six month periods.  The new Senior Credit Facility is secured by liens on the Company's assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company's current and future wholly owned domestic subsidiaries.  The Company also completed an offering of $250 million aggregate principal amount of 6.75% senior subordinated notes due 2029.  These notes were exchanged for similar notes registered with the Securities and Exchange Commission on October 21, 2004.

        Proceeds from the refinancing were used in part to fully repay the outstanding Term B loan.  On May 10, 2004, proceeds from the refinancing and the issuance of the 6.75% senior subordinated notes were also used to fully redeem the Company's 9.42% junior subordinated deferrable interest debentures due 2029 distributed to the holders of the 9.42% trust preferred securities of Hercules Trust I (the "Trust") upon dissolution of the Trust.  As a result of the debt repayment and redemption, the Company recognized approximately $14 million of non-cash expense during the second quarter of 2004 for the write-off of unamortized debt issuance costs.

         The Board of Directors had authorized the Company, from time to time, subject to market conditions and provisions of the Company's credit agreement and indentures, to repurchase up to $200 million of its outstanding indebtedness.  The Company has repurchased a total of $155 million (book value) of the 11.125% senior notes through September 30, 2004.  During the nine months ended September 30, 2004, the Company repurchased $131 million (book value) of the 11.125% senior notes for $157 million, recording a cash loss of $26 million on the repurchase.  A $4 million non-cash charge related to the write-off of unamortized debt issuance cost was recognized during the nine months ended September 30, 2004.  The Company has repurchased an additional $8 million (book value) of the 11.125% senior notes for $10 million in the fourth quarter of 2004.

         In October 2004, the Board of Directors terminated the previously authorized debt repurchase program and authorized a new $200 million debt repurchase program.

         As of September 30, 2004, $74 million of the $150 million Revolving Facility under the Company's Senior Credit Facility was available for use.  The Company had $76 million of outstanding letters of credit associated with its Senior Credit Facility at September 30, 2004.

Commitments

         The Company's contractual commitments as of September 30, 2004 are summarized as follows:

(Dollars in millions)	Payments Due by Period

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Long-term Debt Obligations	$1,293	$24	$19	$254	$996
Operating Lease Obligations	120	17	29	24	50
Purchase Obligations	7	6	1	-	-
Other Long-term Liabilities Reflected on the Registrant's Balance Sheet under GAAP (1)	390	65	34	30	261

Total Contractual Cash Obligations	$1,810	$112	$83	$308	$1,307

(1)

Includes amounts related to asbestos-related matters, asset retirement obligations, and workers compensation claims.  Due to the dynamic nature of asbestos litigation, it is impractical to determine the anticipated payments in any given year.  Therefore, the non-current asbestos-related liability of $218 million has been reflected in the "After 5 Years" column.

         The Company projects cash flow from operations will be sufficient to meet its investing and financing requirements in the next several years.

Risk Factors

Indebtedness

         As of September 30, 2004, the Company's total debt was approximately $1,293 million, of which 68% was fixed rate indebtedness.  The Company's indebtedness has significant consequences.  For example, it could: increase the Company's vulnerability to economic downturns and competitive pressures; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; limit the Company's flexibility in planning for, or reacting to, changes in its business and the industries in which it operates or in pursuing attractive business opportunities requiring debt financing; place the Company at a disadvantage to its competitors that have less debt; and limit the Company's ability to borrow additional funds due to restrictive covenants.

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

         The Company's derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments and trust preferred securities.  At September 30, 2004 the net market value of these combined instruments was a liability of $1.286 billion.  The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant.  A 100-basis point increase in interest rates at September 30, 2004 would result in a $72 million decrease in the net market value of the liability.  A 100-basis point decrease in interest rates at September 30, 2004 would result in a $75 million increase in the net market value of the liability.

         Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and represent a net asset position of $0.1 million at September 30, 2004.  The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.  A 10% strengthening of the U.S. dollar versus other currencies at September 30, 2004 would result in a $0.7 million decrease in the net asset position while a 10% weakening of the dollar versus all currencies would result in a $0.4 million increase in the net asset position.

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

Pension

         The assets and liabilities associated with the Company's defined benefit plans are subject to interest rate and market risk.  A 100-basis point decrease or increase in the discount rate will increase or decrease the ABO by approximately $194 million.  A 100-basis point decrease or increase in the assumed rate of return will increase or decrease the estimated 2004 U.S. pension and postretirement expense by approximately $11 million.

Indemnifications

         In connection with the sale of certain Company assets or businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale.  These indemnifications typically pertain to environmental, tax, employee and/or product-related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to reimburse the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations.  The carrying amount recorded for all indemnifications as of September 30, 2004 was $76 million.  Although it is possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

Recent Accounting Pronouncements

         In May 2004, the FASB issued Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"), which supercedes Staff Position FSP 106-1 of the same name ("FSP 106-1").  The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act"), which triggered FSP 106-1 and was signed by President Bush on December 8, 2003, introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

         FSP 106-2, which is effective for interim reporting periods beginning after June 15, 2005, provides guidance on accounting for the effects of the Medicare Act for those employers with prescription drug benefits that are actuarially equivalent to the drug benefits under Medicare Part D.  Based upon the results of the Company's review of its prescription drug benefit plan under the currently issued regulations, the Company has concluded that its current plan is not actuarially equivalent to the benefits provided under Medicare Part D.  As such, the Company's prescription drug plan will not qualify for the federal subsidy and no change in accounting is required to conform to the requirements of FSP 106-2.  Any collateral effects that the availability of Medicare Part D program may have on the participation in the Company's prescription drug plan will be evaluated in conjunction with the Company's annual FAS 106 valuation.

Forward-Looking Statements

         This quarterly report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on what management believes to be reasonable assumptions.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: ability to generate cash, ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, business climate, business performance, changes in tax laws or regulations and related liabilities, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, legislative changes, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, the financial capacity of settling insurers, the impact of increased accruals and reserves for such exposures, and adverse changes in economic and political climates around the world, including terrorist activities and international hostilities.  Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements.  As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission.  Words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify forward-looking statements.  This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

         For discussion of quantitative and qualitative disclosure about market risk, see "Risk Factors" under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.     Controls and Procedures

(a)          The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC") and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

         As a result of its June 24, 2004 settlement with the Internal Revenue Service ("IRS") for the tax years 1990 through 1992 that indicated additional tax liabilities for such audit cycle, the Company initiated a review of the GAAP accounting for income taxes for the tax years 1987 through 1995.  In conjunction with this review, the Company undertook an effort to analyze and reconcile the various general ledger tax account balances relative to the tax years 1990 through 1992, which expanded to encompass the handling of adjustments that should have occurred relative to the previously settled tax years 1987 through 1989 and the open tax years 1993 through 1995.  In addition, the Company also reviewed the tax years 1996 and forward to confirm that there were no further implications in years subsequent to 1995 with respect to issues identified as a result of the 1987 through 1995 analysis.  The review indicated cumulative additional tax liabilities for the years 1987 through 1995 that had not been reconciled to the various general ledger tax account balances.

         Based on this review, on November 9, 2004, the Company's Chief Financial Officer determined that previously issued financial statements cannot be relied upon and that restatement of such previously issued financial statements is required.  The Audit Committee of the Board of Directors ("Audit Committee") concurred with this determination.  The adjustments reflected in this Form 10-Q primarily relate to the computation and application of foreign tax credits and reduce the tax deposit asset by $65 million, increase deferred income tax assets by $17 million, and, as a result of the cumulative additional income tax expense to be recorded for the restated periods, reduce retained earnings and stockholders' equity by $48 million as of January 1, 1996 and for previously reported periods affected through June 30, 2004.  The restatement does not affect the previously reported results of operations for any period subsequent to December 31, 1995.

         The Company believes that the errors were attributable to material weaknesses in internal control over financial reporting that (i) occurred (a) during the preparation and review of the U.S. federal income tax returns for the years 1987 through 1995, (b) prior and subsequent to entering into the settlement agreement with the IRS relative to the 1987 through 1989 tax years and (c) prior to and upon entering into the June 24, 2004 settlement agreement with the IRS for the tax years 1990 through 1992, (ii) concern (a) the computation by the Company of creditable foreign taxes and the utilization of such foreign tax credits and (b) the reconciliation of tax returns and settlements to the GAAP general ledger tax account balances.  The material weaknesses, which existed through September 30, 2004, related to (i) review of the foreign tax credits, (ii) analysis prior to and after entering into settlements with tax authorities and (iii) analyses and reconciliations of general ledger tax account balances.

         In order to remediate these material weaknesses in internal control over financial reporting, the Company is revising the procedures for collection and analysis of information used to calculate available foreign tax credits.  The Company is also instituting new procedures over the tax settlement process.  These procedures include (i) detailed review by the responsible area tax manager of the year-end tax reporting package for each foreign legal entity prior to finalization of the United States federal income tax return; (ii) detailed analysis and reconciliation of each legal entity's filed tax return to the general ledger tax account balances upon finalization of such returns; (iii) detailed reconciliation and analysis of proposed and settled tax adjustments by taxing authorities; and (iv) enhanced review and approval procedures to be used prior to entering into any final tax settlement and (v) enhanced Company-wide (including Tax) certification processes and procedures being implemented in connection with the Company's Sarbanes-Oxley Section 404 efforts discussed below.

(b)          The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 30, 2004.  Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, with the exception of the items disclosed above.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's third fiscal quarter that have materially affected, or are reasonably likely to materially affect the registrant's internal control over financial reporting.  Since the end of third fiscal quarter, the changes described herein have been or are being implemented.

         As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder ("SOX 404"), the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2004 a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting.  As part of the process for preparing for compliance with SOX 404, in 2003, the Company initiated a review of its internal controls over financial reporting.  This review is being conducted under the direction of senior management.  As a result, management has made improvements to the Company's internal controls through the date of the filing of this Form 10-Q as part of its normal process.  Except for those change described above, the Company's management does not believe these changes have materially affected, or are likely to materially affect the Company's internal controls over financial reporting.  The Company anticipates improvements will continue to be made as part of the ongoing SOX 404 preparation.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

                 For information related to Legal Proceedings, see Note 14 to the Consolidated Financial Statements.

Item 6.     Exhibits

                  Please see the exhibits listed on the Exhibit Index.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERCULES INCORPORATED

By:	/s/ Allen A. Spizzo

Allen A. Spizzo
Vice President and Chief Financial Officer
(Principal Accounting Officer and Duly
Authorized Signatory)
November 15, 2004

EXHIBIT INDEX

Number

Description

10.1*

First Amendment to Amended and Restated Credit Agreement dated as of August 12, 2004, among Hercules Incorporated and the Guarantors listed on Schedule A thereto and Credit Suisse First Boston LLC and Wachovia Bank, National Association

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