Form 10-K/A
period 2003-12-31
HERCULES INC
filed 2004-11-22
CIK 46989

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No      .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K      .

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No      .

     The aggregate market value of registrant’s common stock, $25/48 stated value (“Common Stock”) held by non-affiliates based on the closing price on the last day of the Company’s most recently completed second fiscal quarter, or June 30, 2003, was approximately $1.1 billion.

     As of February 27, 2004, registrant had 111,469,048 shares of Common Stock outstanding, which is registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
(Specific pages incorporated are identified under the applicable item herein.)

     Portions of the registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (the “Proxy Statement”), when filed, will be incorporated by reference in Part III of this report. Other documents incorporated by reference in this report are listed in the Exhibit Index (see pages 82-85).

EXPLANATORY NOTE

     This Amendment No. 2 to the Annual Report on Form 10-K of Hercules Incorporated (the “Company”) for the year ended December 31, 2003 is being filed to restate its Balance Sheets, Statements of Stockholders’ Equity and related notes to the Consolidated Financial Statements for income tax adjustments resulting from a review of the Company’s GAAP accounting for income taxes for the tax years 1987 through 1995. The adjustments reflected in this Form 10-K/A relate to the computation and application of foreign tax credits and reduce the tax deposit asset by $65 million, increase deferred income tax assets by $17 million, and, as a result of the cumulative additional income tax expense to be recorded for the restated periods, reduce retained earnings and stockholders’ equity by $48 million as of January 1, 1996 and for previously reported periods affected through December 31, 2003. The restatement does not affect the previously reported results of operations for any period subsequent to December 31, 1995. The restatement, which was previously disclosed in a Form 8-K issued on November 9, 2004, is more fully described in Note 26 to the Consolidated Financial Statements.

     In addition, the Company has changed the classification of the incentive stock plan activity in the Consolidated Statement of Stockholders’ Equity from a net to a gross basis. This change in classification resulted in a net decrease of $7 million from Other assets and Unearned compensation included in Stockholders’ equity.

     This Form 10-K/A includes amendments to the following items and exhibits as a result of the restatement:

ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9A.	CONTROLS AND PROCEDURES
EXHIBIT 23.1	CONSENT OF INDEPENDENT ACCOUNTANTS
EXHIBIT 31.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT 31.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT 32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

Forward-Looking Statement

     This Annual Report on Form 10-K/A includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: ability to generate cash, ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, business climate, business performance, changes in tax laws or regulations and related liabilities, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, legislative changes, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, or the inability to eliminate or reduce such financial exposures by collecting indemnity payments from insurers, the impact of increased accruals and reserves for such exposures, and adverse changes in economic and political climates around the world, including terrorist activities and international hostilities. Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements. As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions identify forward-looking statements. This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update except as may be required by law.

ITEM 6. SELECTED FINANCIAL DATA

     A summary of the selected financial data for Hercules for the years ended and as of the end of the years specified is set forth in the table below. During the quarter ended December 31, 2003, the Company changed its method of accounting for its Employee Stock Ownership Plan (“ESOP”) to the method prescribed by Statement of Position 93-6 “Employers’ Accounting for Employee Stock Ownership Plan” (“SOP 93-6”). Prior year information has been restated for the Company’s change in method of accounting for its ESOP (see Note 1). Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the BetzDearborn Water Treatment Business has been treated as a discontinued operation as of February 12, 2002. See Note 25 in the Notes to the Consolidated Financial Statements for a summary of significant divestitures that have occurred in the last three years.

	(Dollars in millions, except per share data)
	2003	2002	2001	2000	1999
Net sales	$1,846	$1,705	$1,776	$2,303	$2,463
Profit from operations	255	220	184	366	380
Net income (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	74	(47)	(109)	60	118
Net income (loss) on discontinued operations, net of tax	4	(196)	56	40	52
Net income (loss) before effect of changes in accounting principle	78	(243)	(53)	100	170
Cumulative effect of changes in accounting principle, net of tax	(33)	(368)	—	—	—
Net income (loss)	45	(611)	(53)	100	170
Dividends	—	—	—	66	111
Per share of common stock
Basic earnings (loss) per share
Continuing operations	0.69	(0.44)	(1.04)	0.58	1.19
Discontinued operations	0.04	(1.85)	0.53	0.39	0.52
Cumulative effect of changes in accounting principle	(0.31)	(3.47)	—	—	—
Net income (loss)	0.42	(5.76)	(0.51)	0.97	1.71
Diluted earnings (loss) per share
Continuing operations	0.69	(0.44)	(1.04)	0.58	1.18
Discontinued operations	0.04	(1.85)	0.53	0.38	0.52
Cumulative effect of changes in accounting principle	(0.31)	(3.47)	—	—	—
Net income (loss)	0.42	(5.76)	(0.51)	0.96	1.70
Dividends declared	—	—	—	0.64	1.12
Total assets*	2,711	2,759	4,938	5,463	5,831
Long-term debt	1,326	738	1,959	2,342	1,777
Company-obligated preferred securities of subsidiary trusts	—	624	624	622	992

*	As restated for income tax adjustments described in Note 26 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto. All references to individual Notes refer to Notes to the Consolidated Financial Statements. As referenced in Note 26 to the Consolidated Financial Statements, the Consolidated Balance Sheets, Statements of Stockholders’ Equity and related Notes to Consolidated Financial Statements have been restated in connection with adjustments recorded as of January 1, 1996. The restatement had no impact on the results of operations for any period subsequent to December 31, 1995.

Overview

     Hercules is a leading global manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications with net sales of $1,846 million, $1,705 million and $1,776 million, respectively, in 2003, 2002 and 2001. The Company’s principal products are chemicals used by the paper industry to increase product performance and enhance the manufacturing process; water-soluble polymers; polypropylene and polyethylene fibers; and specialty resins. Key markets for the Company’s products, as a percent of 2003 net sales, include: Pulp and Paper – 49%; Paints and Adhesives – 10%; Construction Materials – 9%; Food, Pharmaceutical and Personal Care — 20%; and Industrial Specialties including Oilfield, Textiles and General Industrial – 12%. Over 50% of the Company’s revenues are generated outside of North America. Net sales by region in 2003 were: North America – 48%, Europe – 38%, Asia Pacific – 9% and Latin America – 5%. The Company operates through two reportable segments and four divisions: Performance Products (Pulp and Paper and Aqualon) and Engineered Materials and Additives (FiberVisions and Pinova). Net sales for 2003 as a percent of total sales, by division, were: Pulp and Paper — 47%; Aqualon — 33%; FiberVisions - 15%; and Pinova — 5%.

     Pulp and Paper is a large and technically advanced provider of pulp and paper chemicals and technical paper process solutions. The industry in which Pulp and Paper competes is projected to experience average growth rates of 2% to 3% through 2004. Demand for process chemicals, retention aids and strength resins has increased as the quality of pulp used in paper products has been reduced. However, the industry has become increasingly competitive as consolidation continues within the pulp and paper customer base. Aqualon is a supplier of products that manage the properties of aqueous (water-based) systems. Aqualon’s products are mostly derived from renewable natural raw materials, including cellulose and guar, and are used in paints and coatings, personal care products such as toothpaste and shampoo, oil and gas well drilling to provide fluid loss control and as a strengthening agent in mortar and plaster, among other uses.

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

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires that the fair value of an asset retirement obligation be recorded when incurred. Included within the scope of SFAS 143 are environmental remediation liabilities associated with current and former operations that were incurred during the course of normal operations. As more fully discussed in Note 12 to the Consolidated Financial Statements, concurrent with the adoption of SFAS 143, the Company recorded an after-tax charge of $28 million ($44 million on a pre-tax basis), or $0.26 per share, as a cumulative effect of a change in accounting principle.

     Also effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). The Company has elected to apply the fair value recognition provisions of SFAS 123 on a prospective basis to all employee awards granted, modified or settled after January 1, 2003. The Company did not grant any stock options pursuant to SFAS 123, as amended by SFAS 148, to employees in 2003. Restricted stock awards under the Hercules Long-term Incentive Compensation Plan are valued at the quoted market price (fair value) of the Company’s stock on the grant date (measurement date). The Company recognized $4.3 million, $0.5 million and $1.7 million of expense in 2003, 2002 and 2001, respectively, in connection with restricted stock awards (see Summary of Significant Accounting Policies).

     In August 2003, the Company’s Board of Directors granted a special pension benefit recognizing past service to Dr. William H. Joyce, the then Chief Executive Officer of the Company. The special pension benefit, which fully vested on the grant date for the services rendered through that date, has been accounted for as deferred compensation in accordance with APB No. 12, Omnibus Opinion, as amended by SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The special pension benefit has an estimated net present value of approximately $4.7 million. Any award of incentive compensation to Dr. Joyce for 2003 will result in an increase in this amount as a result of the application of the standard pension formula.

     Subsequently, on October 6, 2003, Dr. Joyce resigned from the Company and its Board of Directors to accept another executive position in the industry. The Board elected outside director John K. Wulff as Non-Executive Chairman of the Board and also named Craig A. Rogerson acting President and Chief Operating Officer. On December 11, 2003, the Board elected Mr. Rogerson President and Chief Executive Officer and a member of the Board of Directors. In addition to these new duties, Mr. Rogerson has remained President of Hercules’ FiberVisions and Pinova divisions and Corporate Vice President of Global Procurement, positions he assumed in April 2002. John K. Wulff continues as Non-Executive Chairman of the Board.

     Effective September 30, 2003, the Company elected to partially adopt FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), for its variable interest entities (“VIEs”) that existed prior to January 31, 2003 (the Company has no VIEs created subsequent to January 31, 2003). The consolidation of ES FiberVisions Holding A/S and ES FiberVisions L.P. increased 2003 net sales by approximately $29 million and profit from operations by $3 million (see Note 7).

     The Board of Directors has authorized the Company, from time to time, subject to market conditions and provisions of the Company’s credit agreement, to repurchase up to $140 million of its outstanding indebtedness. Pursuant to the Term B Loan Credit Agreement, and subject to related covenants, the Company has the right to use available cash to repurchase, repay or otherwise redeem up to $100 million of the 11 1/8% senior notes and $40 million of the company-obligated trust preferred securities (“Preferred Securities”) in any fiscal year. During the fourth quarter ended December 31, 2003, the Company repurchased $24 million (book value) of its 11 1/8% senior notes for $29 million, recognizing a loss of $5 million, and 46,000 of its CRESTS Units for a total of $34 million, of which $27 million was attributed to the preferred security component and $7 million was attributed to the warrants.

     On December 1, 2003, the Company completed the acquisition of Quantum Hi-Tech Co. Ltd., (“Quantum”). Quantum is a leading producer of carboxymethylcellulose products in China. Quantum has current production capacity of 6,000 MT (metric tons); its leading key markets include food, toothpaste, ceramics and paper, with annual sales of approximately $10 million (see Note 25).

     On December 17, 2003 the Company amended its senior credit facility to, among other things, lower the term B loan interest rate to LIBOR + 2.50% from LIBOR + 3.25% (see Note 6).

     Fourth quarter 2003 net income includes a $6 million pre-tax charge, net of insurance, to increase the Company’s reserve for future asbestos costs following the conclusion of a study commissioned in early 2003. Based on the results of the study, the Company estimates that its reasonably possible gross financial exposure for asbestos-related matters will range from $220 million to $675 million. The Company recorded a gross charge of $55 million as of December 31, 2003, thereby increasing its recorded liability for future asbestos costs, before anticipated insurance recoveries, to $221 million, reflecting the low end of the range noted above and $1 million for previously settled but unpaid asbestos cases. The Company believes that it is probable that at least $169 million of the recorded liability will be paid or reimbursed by its insurance carriers. Accordingly, an increase of $49 million to the associated receivable for anticipated insurance recoveries was recorded as of December 31, 2003 (see Note 13).

     As set forth in Note 1 to the Consolidated Financial Statements, in the fourth quarter ending December 31, 2003, the Company changed its method of accounting for its Employee Stock Ownership Plan (“ESOP”). The effect of the change was to increase net income by $5 million and earnings per share by $0.05 in both 2002 and 2001, as well as to increase net income by $2 million, $1 million and $1 million and earnings per share by $0.02, $0.01 and $0.01 in the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, respectively. In addition, retained earnings at January 1, 2001 was increased by $5 million, net of taxes, unearned compensation has been increased by $2 million and additional paid-in-capital decreased by $7 million for the retroactive effect of this change in accounting.

     On February 12, 2004, the Company completed the sale of its minority ownership in CP Kelco ApS for $27 million in cash. On March 1, 2004, the Company announced that the proposed acquisition of Meraklon S.p.A. will not occur, as a result of difficulties encountered in obtaining antitrust regulatory approval.

     The Company implemented Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002. Under the provisions of this standard, goodwill and intangible assets with indefinite useful lives are not amortized but instead are reviewed for impairment at least annually and written down only in periods in which it is determined that the fair value is less than the recorded value. In connection with the Company’s transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units. The Company recognized after-tax impairment charges of $262 million in the BetzDearborn reporting unit and $87 million in the FiberVisions reporting unit. In addition, an after-tax impairment charge of $19 million was recognized for the Company’s equity investment in CP Kelco (see Note 4) in the first quarter of 2002.

     On April 29, 2002, Hercules completed the sale of the Water Treatment Business to GE Specialty Materials (“GESM”), a unit of General Electric Company for $1.8 billion. The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility (see Notes 6 and 10). Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the BetzDearborn Water Treatment Business has been treated as a discontinued operation as of February 12, 2002, and accordingly, all financial information has been restated. The loss from discontinued operations for the year ended December 31, 2002 includes an after-tax loss on the disposal of the business of $230 million. The BetzDearborn Water Treatment Business had net assets, including goodwill and identifiable intangibles from the BetzDearborn acquisition, of approximately $2.0 billion at December 31, 2001. Approximately 3,900 employees transferred to GESM or left the Company in connection with the sale. Hercules has an agreement with GESM to distribute water treatment products to the pulp and paper industry (see Note 25).

     In June 2001, the Company announced an aggressive and comprehensive program to improve return on capital and cash flow, streamline organizational structure, improve work processes, consolidate manufacturing and non-manufacturing resources and better serve customers. The initial objective was to achieve fixed cost reductions of $100 million on an annualized basis (as compared to 2000 results, excluding the Food Gums business and the Resins divestitures) by June 2002, which was achieved by December 31, 2001. In the beginning of 2002, the cost reduction target was increased to $200 million in annualized fixed cost reductions to be achieved by December 2002 (as compared to 2000 results, excluding the Food Gums business and the Resins divestitures), including $75 million for the Water Treatment Business and $125 million for the other remaining businesses. Subsequent to the sale of the Water Treatment Business, the Company raised the cost reduction target to be achieved by December 2002 for the remaining businesses to $150 million in annualized fixed cost reductions (as compared to 2000 results, excluding the Food Gums business, the Resins divestitures and the Water Treatment Business). At the end of 2002, the Company achieved approximately $160 million in annualized cost reductions, exceeding the Company’s twice upwardly revised cost reduction target. Approximately 1,340 employees have left or will leave the Company under this plan. The Company incurred restructuring charges totaling $51 million during the third and fourth quarters of 2001. Pursuant to the cost reduction and work process redesign program initiated in 2001 (see Notes 18 and 19), the Company incurred restructuring charges totaling $25 million during 2002. The plan includes reductions throughout the Company with the majority of them from support functions.

     The above-mentioned items are primarily included in corporate in each of the respective years in the segment footnote disclosure (see Note 23).

Critical Accounting Estimates

     The Company’s discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Hercules to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Hercules evaluates its estimates on a regular basis, including those related to sales returns and allowances, bad debts, inventories, impairments of long-lived assets, income taxes, restructuring, contingencies, including litigation and environmental and pension and other benefit obligations. Hercules bases its estimates on various factors including historical experience, consultation and advice from third party subject matter experts and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and circumstances.

     Hercules believes that the following accounting estimates are critical due to the significant subjectivity and judgment necessary to account for the matters or the susceptibility of such matters to change and the affect of the estimates and assumptions on its consolidated financial statements.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers and industries in which the customers operate. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

     Hercules adopted the provisions of SFAS 142 effective January 1, 2002. Hercules identified the following reporting units: BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Pinova. In connection with Hercules’ transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and FiberVisions reporting units. In the first quarter of 2002, Hercules completed its transitional impairment review of the identified reporting units and recognized an after-tax impairment loss of $349 million as a cumulative effect of a change in accounting principle. In addition, an after-tax impairment loss of $19 million was recognized in the first quarter of 2002 relating to the Company’s equity investment in CP Kelco, which had an impairment under SFAS 142. As a result of Hercules’ adoption of SFAS 142, the Company no longer records approximately $50 million of annual amortization relating to existing goodwill and intangibles. Pursuant to SFAS 142, the Company is required to perform an annual assessment of its reporting units for impairment. To assess impairment, the Company compares the reporting unit’s book value of net assets, including goodwill, to its fair value. Fair value is estimated using a combination of valuation approaches including the market value and income approaches. In the event that the book value exceeds the fair value, the Company recognizes an impairment to the extent the book value of goodwill exceeds the implied fair value of goodwill for any reporting unit, calculated by determining the fair value of the assets and liabilities for the reporting unit. Deterioration in future economic conditions, poor operating results in the reporting units, new or stronger competitors, or changes in technology could result in an inability to recover the carrying value of the goodwill and intangible assets, thereby requiring an impairment in the future.

     Hercules records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized after consideration of future taxable income and reasonable tax planning strategies. At December 31, 2003, the Company had gross deferred tax assets of approximately $734 million, including capital and operating loss carryforwards of $373 million. Valuation allowances of approximately $362 million have been set up on the total deferred tax assets. In the event that Hercules were to determine that it would not be able to realize all or part of its deferred tax assets, for which a valuation allowance had not been established, or is able to utilize capital and/or operating loss carryforwards for which a valuation allowance has been established, an adjustment to the deferred tax asset will be reflected in income in the period such determination is made.

     Hercules has and will continue to record charges for the estimated costs of employee severance and other exit costs pursuant to the Company’s strategy to continuously improve return on capital, streamline organizational structure, improve work processes and consolidate manufacturing and non-manufacturing resources. Since initiating the strategy in the third quarter 2001, the Company has recognized $83 million in charges for severance and other exit costs. In the event that it is determined that additional employees must be involuntarily terminated, or that additional manufacturing or non-manufacturing facilities must be closed pursuant to work process redesign or other cost reduction initiatives, supplemental reserves would be required, which would result in an incremental charge against earnings. In the event that the number of employees involuntarily terminated pursuant to restructuring plans is less than anticipated due to greater than anticipated voluntary resignations, an adjustment to reduce excess restructuring reserves would increase income in the period that the determination was made.

     Hercules establishes reserves for environmental matters, litigation and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. At December 31, 2003, the Company had accrued $106 million for contingencies and asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation required or agreed to, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in environmental laws and regulations, technological developments, the years of remedial activity required, changes in the number or financial exposures of claims, lawsuits, settlements or judgments, or in the ability to reduce such financial exposures by collecting indemnity payments from insurers. If the contingency is resolved for an amount greater or less than has been accrued, or Hercules’ share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, Hercules would recognize an additional expense or benefit in income in the period such determination was made.

     Hercules has established reserves for asbestos-related personal injury lawsuits and claims. Based on the results of a study the Company commissioned of its asbestos-related liability and considering amounts outstanding under previous settlements, the Company estimated that its reasonably possible financial exposure for these matters ranged from $220 million to $675 million, with no amount within this range representing a better estimate than any other amount. The Company’s estimates are based on a number of assumptions including the number of future claims, the timing and amount of future payments, disease, venue, the dynamic nature of asbestos litigation and the present uncertainty concerning the participation of its excess insurance carriers and other circumstances. At December 31, 2003, the Company has recorded a gross accrued liability of $221 million, reflecting the low end of the range and $1 million for previously settled but unpaid asbestos claims, for present and future potential asbestos claims before anticipated insurance recoveries. The Company believes that it is probable that $169 million of the $221 million accrual will be funded by or recovered from insurance carriers. That belief, which is subject to the various assumptions set forth herein, is based on many factors that have been evaluated by the Company, along with outside insurance counsel, including the indemnity and defense payments that have been made by its now exhausted insurance carriers, and by some of its other carriers, and the limits of remaining potentially available insurance coverage, as well as the range of possible outcomes in the Company’s insurance coverage litigation taking into account, among other considerations, the facts and status of that litigation, and the relevant case law.

     The Company provides defined benefit pension and postretirement welfare benefit plans to employees in the United States who meet eligibility requirements. Similar plans are provided outside the United States in accordance with local practice. Pension and other postretirement benefit obligations and the related expense (income) are determined based upon actuarial assumptions regarding mortality, medical inflation rates, discount rates, long-term return on assets, salary increases, Medicare availability and other factors. The assets of the U.S., United Kingdom (U.K.) and the Netherlands defined benefit plans constitute 84%, 4% and 11%, respectively, of the total defined benefits plan assets applicable to plans sponsored by the Company. In 2003, the actual return earned on U.S. plan assets exceeded the expected long-term rate of return assumption of 8.75%. The historical return on U.S. plan assets earned in 2001 and 2002 was less than the 9.25% expected long-term rate of return assumption. In addition, yields on long-term corporate bonds continued to decrease throughout 2003 and, pursuant to the Company’s annual review of the actuarial assumptions, the discount rate was lowered to 6.10% at December 31, 2003. Based on current assumptions, pension and postretirement benefit plan expenses for the years 2004, 2005 and 2006 are projected to be approximately $58 million, $73 million and $63 million. The projected increase in pension expense over 2003 in 2004, 2005 and 2006 is due to the decline in interest rates and the unfavorable performance of the pension investment portfolio over the period 2000 – 2002. The increase in 2005 and 2006 also assumes the adoption of the 1994 mortality table in 2005. The adoption of the 1994 mortality table increases pension and postretirement expense by approximately $9 million per year. The Company presently anticipates a decrease in consolidated pension and postretirement expense in 2006 (from 2005) as a result of favorable investment performance in 2003. As a result of past unfavorable investment performance and the lower discount rate, the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2003. At December 31, 2003, the ABO of the U.S., U.K. and German defined benefit pension plans of $1,325 million, $67 million and $32 million, respectively, exceeded their funded benefits. The Company is required to recognize an additional liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to other comprehensive income in stockholders’ equity. At December 31, 2002, the Company recorded an additional minimum liability (“AML”) of $579 million (pre-tax) with an after-tax charge to other comprehensive income of $354 million. At December 31, 2003, the AML decreased $25 million to $554 million (pre-tax) and, accordingly, the change to accumulated other comprehensive income was decreased by $15 million to $339 million. At December 31, 2003, the consolidated projected benefit obligation was $1,702 million. A 100-basis point (1%) decrease or increase in the discount rate has approximately a plus or minus $193 million impact on the Company’s consolidated ABO. At the present time, the U.S. defined benefit pension plan is at a sufficient funding level as to not require ERISA mandated contributions. The Company has initiated a study to review plan changes that are expected to result in a reduction of future expenses and liabilities to its U.S. defined benefit final pay pension plan. The Company has decided, however, that it is in the best interests of the Company and its pension plan participants to make voluntary contributions to the plan. If the U.S. qualified pension plan performs in accordance with the actuarial assumptions, the Company presently anticipates making voluntary cash contributions of approximately $40 million per year over the next few years, including $40 million contributed to the U.S. defined benefit plan in January

2004. The Company also contributed $7 million to its non-U.S. pension plans in the fourth quarter 2003 to bring funding to required levels or to improve government mandated funding provisions.

Results of Operations

     The table below reflects net sales and profit from operations for continuing operations for the years ended December 31, 2003, 2002 and 2001. Results of operations for 2002 and 2001 have been restated for the Company’s change in accounting for its Employee Stock Ownership Plan (see Note 1).

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

     Aqualon’s net sales grew $61 million, or 11% compared to 2002. Rate of exchange, principally the Euro, had a $43 million, or 8%, favorable impact and volume/mix had an $18 million, or 3%, favorable impact. Volume growth was fueled by an increase in the construction, oil field and personal care businesses. Global price increases were implemented in the first half of 2003, partially offsetting higher raw material and energy costs. Profit from operations improved $20 million, or 14%, compared to 2002, driven by positive rate of exchange impact ($11 million or 8%) and volume increases even as the business experienced higher costs for energy, raw material and pension expense.

     In the Engineered Materials and Additives segment, net sales increased $43 million, or 13%. The consolidation of the ES FiberVisions joint ventures contributed $29 million, or 9%, to the improvement. Favorable impacts of rates of exchange contributed $19 million, or 6%. Lower volumes in Pinova due to the lost business in its chewing gum and adhesives markets negatively impacted the segment’s net sales. Profit from operations decreased $9 million, or 50%, from 2002. Improvement in FiberVisions profit from operations was more than completely offset by negative profit from operations in Pinova.

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

     Profit from operations increased $36 million, or 20%. Profit from operations in 2002 was favorably impacted by approximately $3 million, reflecting the positive impact of the weaker dollar. Improvement in operating profit occurred in all businesses despite a 6% decline in volumes. This was principally due to reductions in the Company’s fixed cost structure pursuant to the comprehensive cost reduction and work process redesign program (see Notes 18 and 19) initiated in 2001. On an annualized basis, approximately $160 million in fixed cost savings were achieved as of December 31, 2002 (as compared to 2000 results, excluding the Food Gums business, the Resins divestitures and the Water Treatment Business). Impacting 2002 profit from operations were $23 million in net restructuring charges, $7 million in asset impairment charges and $5 million, net, of other charges. Impacting profit from operations in 2001 were $74 million of pre-tax gains from the Resins divestitures and $6 million, net, of other gains, partially offset by $51 million in restructuring charges associated with the comprehensive cost reduction and work process redesign program.

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

     Aqualon’s net sales and profit from operations improved versus the prior year, despite a decrease in volumes of approximately 2%. Sales improved due to favorable product mix partially offset by lower volumes and competitive pricing. Volume declines were reflective of weak sales to the oilfield industry. Lower raw material costs and lower overhead costs attributable to the cost reduction and work process redesign program were the primary drivers of the improved operating performance.

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

Financial Condition

     Liquidity and financial resources: Net cash flow provided by (used in) operations was $23 million in 2003, $(215) million in 2002 and $(98) million in 2001. The improvement in operating cash flow in 2003 compared to 2002 reflects significantly lower payments for income taxes, defined benefit pension plan contributions, interest, severance and debt repayment penalties. The decrease in tax payments primarily related to taxes paid on the BetzDearborn divestiture. The Company paid approximately $15 million in taxes related to this transaction in 2003; the remaining taxes are estimated to be between $11 million and $21 million and are expected to be paid in 2005. The Company made contributions to its defined benefits pensions plans of $55 million and $92 million in 2003 and 2002, respectively. Restructuring and severance payments were $21 million in 2003 versus $39 million in 2002. The Company presently anticipates severance payments of approximately $10 million in 2004. Partially offsetting these cash flow improvements is an increase in asbestos settlement payments. As noted, the Company has exhausted its primary and first level excess insurance policies that provided coverage for the asbestos-related matters. The Company has not yet reached agreement with its other insurance carriers to fund the cost of defending and resolving its asbestos-related matters. As a result, until the Company’s other insurance carriers begin to fund the cost of defending and resolving these matters, the Company will have to fully fund the cost of defending and resolving these matters. Net of insurance, the Company spent $40 million during 2003, which includes $7 million for defense costs. The Company presently projects asbestos-related payments of approximately $40 to $45 million in 2004 before consideration of any insurance coverage or reimbursement, if any, and any potential legislative resolution to this matter. The change in cash in 2002 compared to 2001 primarily results from higher income tax payments, $92 million in pension contributions and payments related to the restructuring plans.

     Net cash provided by investing activities was $48 million in 2003, $1,659 million in 2002 and $295 million in 2001. In June 2003, the Company used the $125 million in escrowed funds from its December 2002 refinancing to redeem the 6.625% notes. On December 1, 2003 the Company completed the acquisition of Quantum for approximately $10 million. As a result of the de-consolidation of Hercules Trust I and Hercules Trust II, pursuant to FIN 46(R), the Company has an investment of $27 million in CRESTS Units preferred securities at December 31, 2003. Hercules’ significant cash flow from investing activities in 2002 was due to the sale of the BetzDearborn Water Treatment Business. Cash flow from investing activities in 2001 benefited from the monetization of certain non-core assets. In May 2001, the Company completed the sale of its hydrocarbon resins business and select portions of its rosin resins business to a subsidiary of Eastman Chemical Company, receiving proceeds of approximately $244 million, and the sale of its peroxy chemicals business to GEO Specialty Chemicals, Inc., receiving proceeds of approximately $92 million. Capital expenditures were $48 million, $43 million and $52 million, in 2003, 2002 and 2001, respectively. Significant capital spending controls instituted in early 2001 lowered capital expenditures in 2003, 2002 and 2001. The decrease in capital expenditures in 2002 from 2001 also reflects completion of the plant expansion in Doel, Belgium in early 2001.

     Net cash used in financing activities was $171 million, $1,334 million and $370 million, respectively, in 2003, 2002 and 2001. The Company has used cash provided by operations in 2003, the December 2002 refinancing and the business divestitures in 2002 and 2001 to pay down long-term debt.

     The Board of Directors has authorized the Company, from time to time, subject to market conditions and provisions of the Company’s credit agreement, to repurchase up to $140 million of its outstanding indebtedness. Pursuant to the Term B Loan Credit Agreement and subject to related covenants, the Company has the right to use available cash to repurchase, repay or otherwise redeem up to $100 million of the 11 1/8% senior notes and $40 million of the company-obligated trust preferred securities in any fiscal year. During the fourth quarter ended December 31, 2003, the Company repurchased $24 million (book value) of its 11 1/8% senior notes for $29 million, recognizing a loss of $5 million. Subsequently, in 2004, an additional $33 million (book value) of the 11 1/8% senior notes have been repurchased by the Company at a cost of $40 million.

     In addition, during the fourth quarter of 2003, the Company purchased 46,000 of the CRESTS Units for a total of $34 million, of which $27 million was attributed to the preferred security component and $7 million was attributed to the warrants. The corresponding book value of a similar number of the CRESTS Units junior subordinated deferrable interest debentures was $34 million. Accordingly, the Company recognized a gain of $7 million ($5 million after-tax) in continuing operations. However, the Company has determined that (i) Hercules Trust I and Hercules Trust II (the “Trusts”) are variable interest entities and (ii) the Company is not the primary beneficiary of the Trusts. Accordingly, the Company has de-consolidated the Trusts and recognized an after-tax loss of $5 million as a cumulative effect of a change in accounting principle to defer the above noted gain, effective December 31, 2003, in accordance with the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entries” (“FIN 46R”). As a result of the de-consolidation, long-term debt reflects the Company’s obligation to Hercules Trust II for the CRESTS Units junior subordinated deferrable interest debentures (long-term debt at December 31, 2003 also reflects the Company’s obligations to Hercules Trust I on the TOPrS 9.42% junior subordinated deferrable interest debentures). The indenture for the CRESTS Units junior subordinated deferrable interest debentures does not provide the ability for the Company to repay, redeem or defease the CRESTS Units junior subordinated deferrable interest debentures through purchasing the CRESTS Units. Accordingly, at December 31, 2003 the outstanding balance of CRESTS Units junior subordinated deferrable interest debentures has not changed as a result of the Company’s purchase of the CRESTS Units. The $27 million paid to purchase the CRESTS Units preferred security component is reflected as an increase in the Company’s investment in Hercules Trust II, with the corresponding gain on the purchase deferred until Hercules Trust II has been liquidated. The $7 million paid and attributable to the warrants has been recorded as a reduction in additional paid-in-capital.

     On December 17, 2003, the Company amended its senior credit facility to, among other things, (i) lower the term B loan interest to LIBOR + 2.50% (from LIBOR +3.25%) and (ii) provide the ability for foreign borrowings. On December 20, 2002, the Company completed a refinancing of its then existing senior credit facility with a new senior credit facility. The senior credit facility consists of a four year $125 million revolving credit agreement and a $200 million term B loan due May 2007. In addition, the Company has the option of borrowing an additional $50 million to $150 million on terms identical to the term B loan. The availability of the incremental term loan does not expire until the earlier of December 20, 2005 or the repayment of the $200 million term B loan. In conjunction with the execution of the credit agreement, $125 million of the proceeds of the term B loan was placed into an escrow account to pay the principal amount of the 6.625% notes in June 2003. The remaining proceeds from the refinancing were used for general corporate purposes. The term B loan bears interest at LIBOR + 2.50% (4.02% at December 31, 2003). The revolving credit agreement bears interest at LIBOR plus an applicable margin, currently 2.75%, which is determinable based on the Company’s leverage ratio. The senior credit facility is secured by liens on the Company’s U.S. assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company’s current and future wholly-owned domestic subsidiaries. Issuance costs related to the financing are included in deferred charges and other assets and are being amortized over the term of the loans, using the effective interest method.

     The Company used the net proceeds of approximately $1.7 billion from the sale of the BetzDearborn Water Treatment Business (see Note 25) to permanently reduce long-term debt, repaying in full the following borrowings: term loan tranche A, term loan tranche D, the revolving credit agreement and the ESOP credit facility. In addition, effective with the consummation of the sale of the Water Treatment Business and the application of the net proceeds, the revolving credit agreement was permanently reduced from $900 million to $200 million and the Canadian revolving credit agreement was cancelled. A portion of the net proceeds ($73 million) from the sale of the Water Treatment Business was used to collateralize the Company’s then outstanding letters of credit.

     As of December 31, 2003, $49 million of the $125 million revolving credit agreement and $17 million of short-term lines of credit was available for use. The Company had outstanding letters of credit associated with the revolving credit agreement of $76 million at December 31, 2003.

Capital Structure and Commitments

     Total capitalization (stockholders’ equity (deficit) and debt including the junior subordinated deferrable interest debentures) is $1.4 billion and $1.3 billion at December 31, 2003 and 2002, respectively. Total debt, including junior subordinated deferrable interest debentures related to the company-obligated trust preferred securities, was $1.348 billion at December 31, 2003, a decrease of $159 million from December 31, 2002, reflecting the repayment of the 6.625% notes in June 2003 and repurchases of the 11 1/8% senior notes in the fourth quarter 2003. Total capitalization at December 31, 2002 decreased from $3.5 billion at December 31, 2001 principally as a result of the BetzDearborn divestiture. The current ratio increased to 1.79 at December 31, 2003, compared to 1.58 at December 31, 2002. The quick ratio increased to 1.39 at December 31, 2003 compared to 1.30 at December 31, 2002.

     Capital expenditures are estimated to be between $65 and $70 million in 2004 and $70 to $75 million in 2005. Capital expenditures are presently estimated to be approximately $60 million per year in 2006 through 2008. As previously announced, the Company is expanding its Natrosol HEC production capacity at facilities in New Jersey, Virginia and the Netherlands.

     The Company’s contractual commitments as of December 31, 2003 are summarized as follows:

	(Dollars in millions)
	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
	Total	1 year	years	years	years
Long-term Debt Obligations	$1,348	$22	$26	$568	$732
Operating Lease Obligations	133	20	31	26	56
Purchase Obligations	9	6	3	—	—
Other Long-term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP (1)	335	63	33	29	210

Total Contractual Cash Obligations	$1,825	$111	$93	$623	$998

(1)	Includes amounts related to asbestos-related matters, asset retirement obligation, and workers compensation claims. Due to the dynamic nature of asbestos litigation and the present uncertainty concerning the participation of the Company’s excess insurance carriers, it is impractical to determine the anticipated payments in any given year. Therefore, the non-current asbestos-related liability of $176 million has been reflected in the after five years column.

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

Risk Factors

Indebtedness

     As of December 31, 2003, the Company’s total debt was approximately $1,348 million, of which 83% is fixed rate indebtedness. The Company’s indebtedness has significant consequences. For example, it could: increase the Company’s vulnerability to economic downturns and competitive pressures; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industries in which it operates or in pursuing attractive business opportunities requiring debt financing; place the Company at a disadvantage to its competitors that have less debt; and limit the Company’s ability to borrow additional funds due to restrictive covenants.

     The senior credit facility and the indenture governing the 11 1/8% senior notes due 2007, which together account for a large portion of the Company’s debt, contain numerous restrictive covenants, including, among other things, covenants that limit the Company’s ability to: borrow money and incur contingent liabilities; make dividend or other restricted payments; use assets as security in other transactions; enter into transactions with affiliates; enter into new lines of business; issue and sell stock of restricted subsidiaries; sell assets or merge with or into other companies and make capital expenditures. In addition, the senior credit facility requires the Company to meet financial ratios and tests, including maximum leverage and interest coverage levels. These restrictions could limit the Company’s ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict corporate activities.

     The Company’s ability to comply with the covenants and other terms of the senior credit facility and the indenture governing the senior notes and to satisfy these and other debt obligations will depend upon the Company’s current and future performance. The Company’s performance is affected by general economic conditions and by financial, competitive, political, business and other factors, many of which are beyond the Company’s control. The Company believes that the cash generated from its business will be sufficient to enable the Company to comply with the covenants and other terms of the senior credit facility and the indenture governing the senior notes and to make debt payments as they become due.

     The Company and its subsidiaries may incur additional indebtedness in the future. As of December 31, 2003, the Company had a $325 million senior credit facility with a syndicate of banks. Under the senior credit facility, the Company has a $125 million revolving credit agreement, which permits certain additional borrowings. In addition, the Company has the option to borrow an additional $50 million to $150 million under the senior credit facility. If new indebtedness is added to the Company’s current indebtedness levels, the risks described above could increase.

Market Risk

     Fluctuations in interest and foreign currency exchange rates affect the Company’s financial position and results of operations. The Company has used several strategies to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow (see “Foreign Currency Translation” and “Derivative Financial Instruments and Hedging” in the Summary of Significant Accounting Policies and Notes 21 and 24). Sensitivity of the Company’s financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. The market values for interest rate risk are calculated by the Company utilizing a third-party software model that employs standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

     The Company’s derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments and trust preferred securities. At December 31, 2003 and 2002, net market value of these combined instruments was a liability of $1.386 billion and $1.440 billion, respectively. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at December 31, 2003 and 2002 would result in an $85 and $60 million decrease, respectively, in the net market value of the liability. A 100-basis point decrease in interest rates at December 31, 2003 and 2002 would result in a $68 and $72 million increase, respectively, in the net market value of the liability.

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

     Foreign exchange forward and option contracts have been used to hedge the Company’s firm and anticipated foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. There are presently no significant restrictions on the remittance of funds generated by the Company’s operations outside the United States.

     The Company has not designated any derivative as a hedge instrument under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and, accordingly, changes in the fair value of derivatives are recorded each period in earnings.

Environmental

     In the ordinary course of its business, the Company is subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances. Changes in these laws and regulations may have a material adverse effect on the Company’s financial position and results of operations. Any failure by the Company to adequately comply with such laws and regulations could subject the Company to significant future liabilities.

     Environmental remediation expenses are funded from internal sources of cash. Such expenses are not expected to have a significant effect on the Company’s ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows (see Item 3, Legal Proceedings and Note 13).

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

Pension

     The assets and liabilities associated with the Company’s defined benefit plans are subject to interest rate and market risk. A 100-basis point decrease or increase in the discount rate has approximately a plus or minus $193 million impact on the ABO. A 100-basis point decrease or increase in the assumed rate of return has approximately a plus or minus $10 million impact on the U.S. pension and postretirement expense estimated for 2004 (see Note 9).

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

Recent Accounting Pronouncements

     In December 2003, the SEC issued SAB 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements,” and updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting guidance. The Company had previously adopted the necessary changes incorporated into SAB 104, which did not have a material effect on the Company’s financial position, results of operations or cash flows.

     In January 2004, the FASB issued Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”). The Medicare Act, which was signed by the President on December 8, 2003, introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
REQUIRED SUPPLEMENTARY DATA
HERCULES INCORPORATED

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Hercules Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 79 present fairly, in all material respects, the financial position of Hercules Incorporated and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 79 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2003, the Company changed its method of accounting for its employee stock ownership plan from the method prescribed by Statement of Position 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans,” to the method prescribed by Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”

As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” on July 1, 2003.

As discussed in Notes 7 and 14 to the consolidated financial statements, the Company adopted FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” on July 1, 2003, as it related to the two joint ventures, ES FiberVisions Holdings A/S and ES FiberVisions L.P. and on December 31, 2003 as it related to its trust preferred securities.

As discussed in Note 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” on January 1, 2003.

As discussed in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003.

As discussed in Note 4 to the consolidated financial statements, the Company changed its accounting for goodwill and indefinite-lived intangible assets effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in Note 26 to the consolidated financial statements, the Company restated the Consolidated Financial Statements as of December 31, 2003 and 2002 to revise its accounting for income taxes and change in classification of the incentive stock plan activity.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 11, 2004, except as to Note 26, as to which the date is November 15, 2004.

Hercules Incorporated
Consolidated Statements of Operations

	(Dollars in millions, except per share)
	2003	2002	2001
Net sales	$1,846	$1,705	$1,776
Cost of sales	1,167	1,040	1,133
Selling, general and administrative expenses	360	348	398
Research and development	39	42	53
Goodwill and intangible asset amortization (Note 4)	8	9	24
Other operating expense (income), net (Note 19)	17	46	(16)

Profit from operations	255	220	184
Interest and debt expense (Note 20)	131	99	204
Preferred security distributions of subsidiary trusts	—	58	58
Other expense, net (Note 21)	29	115	8

Income (loss) before income taxes and equity income (loss)	95	(52)	(86)
Provision (benefit) for income taxes (Note 8)	21	(3)	14

Income (loss) before equity income (loss)	74	(49)	(100)
Equity income (loss) of affiliated companies, net of tax	—	2	(9)

Net income (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	74	(47)	(109)
Net income (loss) on discontinued operations, net of tax (Note 25)	4	(196)	56

Net income (loss) before cumulative effect of changes in accounting principle	78	(243)	(53)
Cumulative effect of changes in accounting principle, net of tax (Notes 4, 6 and 12)	(33)	(368)	—

Net income (loss)	$45	$(611)	$(53)

Earnings (loss) per share (Note 22)
Basic earnings (loss) per share
Continuing operations	$0.69	$(0.44)	$(1.04)
Discontinued operations	$0.04	$(1.85)	$0.53
Cumulative effect of changes in accounting principle	$(0.31)	$(3.47)	$—
Net income (loss)	$0.42	$(5.76)	$(0.51)
Weighted average number of shares (millions)	107.8	106.0	104.8
Diluted earnings (loss) per share
Continuing operations	$0.69	$(0.44)	$(1.04)
Discontinued operations	$0.04	$(1.85)	$0.53
Cumulative effect of changes in accounting principle	$(0.31)	$(3.47)	$—
Net income (loss)	$0.42	$(5.76)	$(0.51)
Weighted average number of shares (millions)	107.9	106.0	104.8

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Balance Sheets

	(Dollars in millions)
	December 31,
	2003	2002
	As Restated
	(Note 26)
ASSETS
Current assets
Cash and cash equivalents	$125	$209
Restricted cash (Note 6)	—	125
Accounts and notes receivable, net (Note 2)	415	395
Inventories (Note 3)	187	167
Deferred income taxes (Note 8)	93	46

Total current assets	820	942
Property, plant and equipment, net (Note 17)	677	663
Intangible assets, net (Note 4)	187	198
Goodwill, net (Note 4)	518	468
Deferred income taxes (Note 8)	44	32
Deferred charges and other assets (Note 17)	465	456

Total assets	$2,711	$2,759

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$192	$176
Short-term debt (Note 5)	22	145
Accrued expenses (Note 17)	243	277

Total current liabilities	457	598
Long-term debt (Note 6)	1,326	738
Deferred income taxes (Note 8)	78	80
Pension liability (Note 9)	249	294
Other postretirement benefits (Note 9)	96	103
Deferred credits and other liabilities (Note 17)	494	493

Total liabilities	2,700	2,306
Commitments and contingencies (Note 13)	—	—
Company-obligated preferred securities of subsidiary trusts (Note 6)	—	624
Stockholders’ equity (deficit)
Series preferred stock (Note 15)	—	—
Common stock, $25/48 par value (Note 16) (shares issued and outstanding: 2003 - 159,984,444; 2002 - 159,984,444)	83	83
Additional paid-in capital	603	665
Unearned compensation (Notes 10 and 11)	(87)	(91)
Accumulated other comprehensive losses	(317)	(454)
Retained earnings	1,495	1,450

	1,777	1,653
Reacquired stock, at cost (shares: 2003 - 48,992,628; 2002 - 50,615,487)	1,766	1,824

Total stockholders’ equity (deficit)	11	(171)

Total liabilities and stockholders’ equity (deficit)	$2,711	$2,759

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statements of Cash Flows

	(Dollars in millions)
	2003	2002	2001
Cash Flow From Operating Activities:
Net income (loss)	$45	$(611)	$(53)
Net (income) loss from discontinued operations	(4)	196	(56)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation	73	71	77
Amortization	27	29	57
Provision for deferred income taxes	8	17	(64)
Gain on disposals	(4)	—	(77)
Impairment charges	2	368	3
Non-cash charges	10	62	72
Accruals and deferrals of cash receipts and payments (net of acquisitions and dispositions):
Affiliates’ earnings in excess of dividends received	—	(2)	9
Accounts receivable	14	(7)	65
Inventories	(7)	(5)	6
Accounts payable and accrued expenses	(57)	(115)	(214)
Income taxes payable	(88)	(148)	122
Non-current assets and liabilities	4	(70)	(45)

Net cash provided by (used in) continuing operations	23	(215)	(98)

Cash Flow From Investing Activities:
Capital expenditures	(48)	(43)	(52)
Proceeds of investment and fixed asset disposals	10	1,816	356
Decrease (increase) in restricted cash	125	(125)	—
Acquisitions, net of cash acquired	(10)	—	—
Investment in CRESTS Units preferred securities	(27)	—	—
Other, net	(2)	11	(9)

Net cash provided by investing activities from continuing operations	48	1,659	295

Cash Flow From Financing Activities:
Long-term debt proceeds	—	450	349
Long-term debt payments	(165)	(1,776)	(626)
Change in short-term debt	(1)	(8)	(107)
Payment of debt issuance costs and underwriting fees	—	(5)	—
Repurchase of CRESTS Units warrants	(7)	—	—
Common stock issued	2	5	15
Common stock reacquired	—	—	(1)

Net cash used in financing activities	(171)	(1,334)	(370)

Effect of exchange rate changes on cash	16	(2)	(3)

Net cash flow from discontinued operations (Note 25)	—	25	198
Net (decrease) increase in cash and cash equivalents	(84)	133	22
Cash and cash equivalents at beginning of year	209	76	54

Cash and cash equivalents at end of year	$125	$209	$76

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$122	$96	$157
Preferred security distributions of subsidiary trusts	—	57	61
Income taxes, net of refunds received	65	142	37
Non-cash investing and financing activities:
Acquisition of minority interest	2	—	—
Incentive and other employee benefit stock plan issuances	19	7	11

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statements of Stockholders’ Equity (Deficit)

	(Dollars in millions)
				Accumulated
			Unearned	Other
	Common	Paid-in	Compen-	Comprehen-	Retained	Reacquired
	Stock	Capital	sation	sive Loss	Earnings	Stock	Total

Balances at January 1, 2001, as previously reported	$83	$726	$(115)	$(143)	$2,157	$(1,892)	$816
(Common shares: issued, 159,984,444; reacquired, 52,442,393)
Adjustment for the cumulative effect on prior years of retroactively applying the new method of accounting for the Employee Stock Ownership Plan (Note 1)	—	(7)	2	—	5	—	—
Adjustment for restatement of periods prior to January 1, 2001 (Note 26)	—	—	—	—	(48)	—	(48)

Balances at January 1, 2001, as restated (Note 26)	$83	$719	$(113)	$(143)	$2,114	$(1,892)	$768
Net loss	—	—	—	—	(53)	—	(53)
Foreign currency translation adjustment	—	—	—	(69)	—	—	(69)
Release of shares held by ESOP trust	—	(5)	11	—	—	—	6
Additional minimum pension liability, net of tax	—	—	—	(6)	—	—	(6)
Purchase of common stock, 66,470 shares	—	—	—	—	—	(1)	(1)
Issuances of common stock:
Incentive plans, net, 1,311,891 shares, from reacquired stock	—	(29)	—	—	—	48	19

Balances at December 31, 2001, as restated (Note 26)	$83	$685	$(102)	$(218)	$2,061	$(1,845)	$664
(Common shares: issued, 159,984,444; reacquired, 51,196,972)
Net loss	—	—	—	—	(611)	—	(611)
Foreign currency translation adjustment	—	—	—	15	—	—	15
Release of shares held by ESOP trust	—	(5)	11	—	—	—	6
Additional minimum pension liability, net of tax	—	—	—	(354)	—	—	(354)
Reclassification adjustment relating to disposal of business	—	—	—	103	—	—	103
Purchase of common stock, 16,960 shares	—	—	—	—	—	—	—
Issuances of common stock:
Incentive plans, net, 598,445 shares, from reacquired stock	—	(15)	—	—	—	21	6

Balances at December 31, 2002, as restated (Note 26)	$83	$665	$(91)	$(454)	$1,450	$(1,824)	$(171)
(Common shares: issued, 159,984,444; reacquired, 50,615,487)
Net income	—	—	—	—	45	—	45
Foreign currency translation adjustment	—	—	—	122	—	—	122
Release of shares held by ESOP trust	—	(5)	11	—	—	—	6
Debt issuance costs on warrants issued with trust preferred securities	—	(7)	—	—	—	—	(7)
Repurchase of warrants	—	(7)	—	—	—	—	(7)
Decrease in additional minimum pension liability, net of tax	—	—	—	15	—	—	15
Issuances of common stock:
Incentive plans, net, 1,622,859 shares, from reacquired stock, as restated (Note 26)	—	(43)	(11)	—	—	58	4
Amortization of unearned compensation, as restated (Note 26)	—	—	4	—	—	—	4

Balances at December 31, 2003, as restated (Note 26)	$83	$603	$(87)	$(317)	$1,495	$(1,766)	$11
(Common shares: issued, 159,984,444; reacquired, 48,992,628)

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statements of Comprehensive Income (Loss)

	(Dollars in millions)
	Year Ended December 31,
	2003	2002	2001
Net income (loss)	$45	$(611)	$(53)
Foreign currency translation	122	15	(69)
Reclassification adjustment relating to disposal of business	—	103	—
Decrease (increase) in additional minimum pension liability, net of tax	15	(354)	(6)

Comprehensive income (loss)	$182	$(847)	$(128)

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Summary of Significant Accounting Policies

Principles of Consolidation

     The Consolidated Financial Statements include the accounts of Hercules, all majority-owned subsidiaries where control exists, any other subsidiaries which it controls and variable interest entities (“VIEs”) in which Hercules is the primary beneficiary. Following the acquisition of BetzDearborn and continuing through December 31, 2002, the Company continued BetzDearborn’s practice of using a November 30 fiscal year-end for certain former BetzDearborn non-U.S. subsidiaries to expedite the year-end closing process. As of December 31, 2003, these subsidiaries have adopted a December 31 fiscal year-end. All intercompany transactions and profits have been eliminated. Investments in affiliated companies, where Hercules has a 20% to 50% interest and where the entity is either not a VIE or Hercules is not the primary beneficiary, are accounted for using the equity method of accounting and, accordingly, consolidated income includes Hercules’ share of their income. Subsidiaries of the Company (Hercules Trust I and Hercules Trust II) that are VIEs and with respect to which Hercules is not the primary beneficiary have been de-consolidated as of December 31, 2003.

Use of Estimates

     Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ from these estimates.

Revenue Recognition

     The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is probable and pricing is fixed or determinable. Revenue arrangements with multiple deliverables are reported separately for deliverables that have stand-alone value when there is objective and reliable evidence as to the fair value of the deliverable and the delivery of any undelivered item is probable and substantially controlled by the Company. Approximately 12%, 12% and 11% of the Company’s revenues for the years ended December 31, 2003, 2002 and 2001, respectively, are from consignment inventory. For consignment inventory, title and risk of loss are transferred when the earnings process is considered complete, which generally occurs when the Company’s products have been consumed or used in the customer’s production process. Accruals are made for sales returns and other allowances based on the Company’s experience. The corresponding shipping and handling costs are included in cost of sales.

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

Inventories

     Inventories are stated at the lower of cost or market. A portion of domestic inventories are valued on the last-in, first-out (“LIFO”) method. Foreign and certain domestic inventories, which in the aggregate represented 84% of total inventories at December 31, 2003 and 2002, are valued principally on the average-cost method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

Property and Depreciation

     Property, plant and equipment are stated at cost. The Company changed to the straight-line method of depreciation, effective January 1, 1991, for newly acquired processing facilities and equipment. Assets acquired before

Hercules Incorporated
Summary of Significant Accounting Policies

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

Goodwill and Other Intangible Assets

     Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), beginning January 1, 2002, goodwill is not amortized but is tested for impairment at least annually with any necessary adjustment charged to expense. The Company has selected November 30 as the date for performing the annual impairment test. Prior to January 1, 2002, goodwill and other intangible assets have been amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for goodwill, customer relationships, trademarks and tradenames and 5 to 15 years for other intangible assets. Intangible assets with finite lives are amortized over their useful lives.

Investments

     Investments in affiliated companies in which the Company has a 20% to 50% interest and exercises significant influence are accounted for using the equity method of accounting. Accordingly, these investments are included in deferred charges and other assets on the Company’s consolidated balance sheet and the income or loss from these investments is included in equity income (loss) of affiliated companies in the Company’s Consolidated Statement of Operations.

     Investments in affiliated companies in which the Company does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for using the cost method of accounting. Accordingly, these investments are included in deferred charges and other assets on the Company’s Consolidated Balance Sheet.

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

Long-lived Assets

     The Company reviews its long-lived assets, including other intangibles, for impairment on an exception basis whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred based on expected future cash flows (undiscounted), the loss is recognized in the income statement. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments. The Company reviews its long-lived assets under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Computer Software Costs

     The Company follows the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). The Company’s prior accounting was generally consistent with the requirements of SOP 98-1 and, accordingly, adoption of SOP 98-1 had no material effect. Computer software costs are being amortized over a period of 5 to 10 years.

Deferred Financing Costs

     The Company capitalizes costs associated with the issuance of debt (deferred financing costs), including bank, legal, investment advisor and accounting fees and other expenses. Deferred financing costs are amortized over the term of the related financing transaction using the effective interest rate method.

Hercules Incorporated
Summary of Significant Accounting Policies

Income Taxes

     The provision for income taxes has been determined using the asset and liability approach for accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income tax represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Asset Retirement Obligations

     The Company records a liability at fair value for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal operations of a long-lived asset. The Company’s asset retirement obligations principally relate to environmental remediation liabilities associated with current and former operations that were incurred during the course of normal operations.

Foreign Currency Translation

     The financial statements of Hercules’ non-U.S. entities are translated into U.S. dollars using current rates of exchange, with gains or losses included in accumulated other comprehensive losses.

Derivative Instruments and Hedging

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended by Statement No. 137, “Accounting for Derivative Instruments and Hedging Activity – Deferral of the Effective Date of FASB Statement No. 133, “Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” requires that all derivative instruments be recorded on the balance sheet at their fair values. The Company has not designated any derivative as a hedge instrument and accordingly, changes in fair value of derivatives are recorded each period in earnings. The adoption of SFAS 133 did not result in a pre-tax or post-tax cumulative-effect-type adjustment to income and did not result in a change to other comprehensive losses. Under procedures and controls established by the Company’s risk management policies, the Company strategically enters into contractual arrangements (derivatives) in the ordinary course of business to reduce the exposure to foreign currency rates and interest rates.

     The Company’s risk management policies establish several approved derivative instruments to be utilized in each risk management program and the level of exposure coverage based on the assessment of risk factors. Derivative instruments utilized include forwards, swaps and options. The Company uses forward exchange contracts and options, generally no greater than three months in term, to reduce its net currency exposure. The objective of this program is to maintain an overall balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes are minimized. The Company has used interest rate swap agreements to manage interest costs and risks associated with changing rates. The Company has not designated any non-derivatives as hedging instruments.

     Counterparties to the forward exchange, currency swap, options and interest swap contracts are major financial institutions. Credit loss from counterparty nonperformance is not anticipated.

Stock-based Compensation

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring enhanced disclosure regarding stock-based compensation. The Company has elected to apply the fair value recognition provisions of SFAS 123 on a prospective basis to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company’s stock-based compensation plans vest over periods ranging from 1 to a maximum of 10 years; however, vesting can be extended with the approval of the Board of Directors. Therefore, the cost related to stock-based employee compensation included in the determination of net income in 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The Company did not grant any stock options pursuant to SFAS 123, as amended by SFAS 148, to employees in 2003. However, the Company did make grants of restricted stock to employees in 2003. Restricted stock awards under the Hercules Long-term Incentive Compensation Plan are valued at the quoted market price (fair value) of the Company’s stock on the grant date (measurement date). Stock acquired through the Employee Stock Purchase Plan and “above target” restricted stock awarded under the Hercules

Hercules Incorporated
Summary of Significant Accounting Policies

Management Incentive Compensation Plan is discounted 15% from market price as permitted by IRS regulations and the provisions of the Company’s incentive compensation plans. The value of the award and the discount, if any, are amortized into expense over the vesting (restriction) period. Forfeitures are recorded as incurred. The Company recognized $4 million, $1 million and $2 million of expense in 2003, 2002 and 2001, respectively, in connection with restricted stock awards.

     Pursuant to the disclosure requirements of SFAS 123, as amended by SFAS 148, the following table presents the pro forma effect on net income (loss) and earnings (loss) per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation on a retroactive basis.

	(Dollars in millions, except per share)
	Year Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$45	$(611)	$(53)
Add: Total stock-based employee compensation expense recognized in reported results	5	5	4
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax*	12	17	24

Pro forma net income (loss)	$38	$(623)	$(73)

Earnings (loss) per share:
Basic — as reported	$0.42	$(5.76)	$(0.51)

Basic — pro forma	$0.35	$(5.88)	$(0.70)

Diluted — as reported	$0.42	$(5.76)	$(0.51)

Diluted — pro forma	$0.35	$(5.88)	$(0.70)

*	For information regarding the weighted-average assumptions that would be used in estimating fair value for 2003, 2002 and 2001, see Note 11 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

     In December 2003, the SEC issued SAB 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements,” and updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting guidance. The Company had previously adopted the necessary changes incorporated into SAB 104, which did not have a material effect on the Company’s financial position, results of operations or cash flows.

     In January 2004, the FASB issued Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”). The Medicare Act, which was signed by the President on December 8, 2003, introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

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

Hercules Incorporated
Notes to Consolidated Financial Statements

1.	Change in Method of Accounting for Employee Stock Ownership Plan

     During the year ended December 31, 2003, the Company changed its method of accounting for its Employee Stock Ownership Plan (“ESOP”) from the method prescribed by Statement of Position 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans,” (“SOP 76-3”) to the method prescribed by Statement of Position 93-6 “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). The Company believes that accounting for its ESOP in accordance with the provisions of SOP 93-6 is preferable as it addresses ESOP issues that were not contemplated in SOP 76-3, including changes to ESOP since its inception, and reflects the fair value of compensation costs in the statement of operations consistent with the preferred method of accounting for other stock-based compensation plans. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes”, this change in accounting method has been applied retroactively by restating prior financial statements for all affected periods including the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003. The effect of the change was to increase net income by $5 million and earnings per share by $0.05 in both 2002 and 2001, as well as increase net income by $2 million, $1 million and $1 million and earnings per share by $0.02, $0.01 and $0.01 in the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, respectively. Retained earnings at January 1, 2001 has been increased by $5 million, net of taxes, unearned compensation increased by $2 million and additional paid-in capital decreased by $7 million, for the retroactive effect of this change in accounting. Additionally, the Company has restated prior period basic and diluted earnings (loss) per share information pursuant to the method prescribed by SOP 93-6, which requires the exclusion of unallocated ESOP shares from the determination of the weighted-average number of shares outstanding. The effect of this change was the exclusion of the following number of shares from the weighted-average number of shares outstanding used to calculate earnings per share: 2.7 million shares for 2003, 3.1 million shares for 2002 and 3.4 million shares for 2001.

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

     Effective January 1, 2002, the Company adopted SFAS 142. Under SFAS 142, goodwill and intangible assets with indefinite useful lives are not amortized but instead are reviewed for impairment at least annually and written down only in periods in which it is determined that the fair value is less than the recorded value. SFAS 142 also requires the impairment review to be performed on a reporting unit basis. The Company identified the following reporting units: BetzDearborn, Pulp and Paper, Aqualon, FiberVisions and Pinova (formerly Rosin and Terpenes). In connection with the Company’s transitional review, recorded goodwill was determined to be impaired in the BetzDearborn and the FiberVisions reporting units. In the first quarter of 2002, the Company completed its transitional impairment review of identified reporting units and recognized after-tax impairment losses of $262 million in the BetzDearborn reporting unit and $87 million in the FiberVisions reporting unit as a cumulative effect of a change in accounting principle.

Hercules Incorporated
Notes to Consolidated Financial Statements

     The impairment charges recognized in the BetzDearborn and FiberVisions reporting units were primarily the result of new and stronger competitors and newer technology, which created significant price erosion and competition. In addition, the BetzDearborn reporting unit was negatively impacted by a failure to achieve integration synergies. SFAS 142 requires the Company to compare a reporting unit’s book value of net assets, including goodwill, to its fair value. In the case of the BetzDearborn reporting unit, fair value was determined primarily by reference to the negotiated selling price. With respect to the Company’ s other reporting units, fair value was estimated using a combination of valuation approaches including the market value and income approaches. In the event that the book value exceeds the fair value, the Company is required to perform a second step to measure the amount of the impairment loss. In the second step, the Company determined the implied value of goodwill by determining the fair value of the assets and liabilities of the BetzDearborn and FiberVisions reporting units. To the extent that the book value of the goodwill exceeded the implied fair value of goodwill for each reporting unit, impairment existed and was recognized.

     In addition, an after-tax impairment loss of $19 million was recognized in the first quarter of 2002 relating to the Company’s equity investment in CP Kelco, which had an impairment under SFAS 142. After recognition of this impairment, the carrying value for the Company’s investment in CP Kelco was zero.

     The following table reflects the effect of the adoption of SFAS 142 on net income (loss) and net earnings (loss) per share as if SFAS 142 had been in effect for the periods presented.

	(Dollars in millions, except per share)
	Year Ended December 31
	2003	2002	2001
Net income (loss) before cumulative effect of changes in accounting principle:
As reported	$78	$(243)	$(53)
Goodwill amortization	—	—	50

Adjusted net income (loss) before cumulative effect of changes in accounting principle:	$78	$(243)	$(3)

Basic and diluted net earnings (loss) per share before cumulative effect of changes in accounting principle:
As reported	$0.73	$(2.29)	$(0.51)
Goodwill amortization	—	—	0.48

Adjusted basic and diluted earnings (loss) per share before cumulative effect of changes in accounting principle	$0.73	$(2.29)	$(0.03)

Net income (loss):
As reported	$45	$(611)	$(53)
Goodwill amortization	—	—	50

Adjusted net income (loss)	$45	$(611)	$(3)

Basic and diluted net earnings (loss) per share:
As reported	$0.42	$(5.76)	$(0.51)
Goodwill amortization	—	—	0.48

Adjusted basic and diluted earnings (loss) per share	$0.42	$(5.76)	$(0.03)

Hercules Incorporated
Notes to Consolidated Financial Statements

     Accumulated amortization for goodwill upon adoption of SFAS 142 was $185 million. The following table shows changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003, by operating segment:

	(Dollars in millions)
		Engineered
	Performance	Materials
	Products	& Additives	Total
Balance at January 1, 2002	$1,725	$172	$1,897
Discontinued operations
BetzDearborn	(923)	—	(923)

Total discontinued operations	(923)		(923)

Impairment losses
BetzDearborn, discontinued operations	(179)	—	(179)
BetzDearborn, cumulative effect	(267)	—	(267)
FiberVisions, cumulative effect	—	(87)	(87)
Total impairment losses	(446)	(87)	(533)

Foreign currency translation	27	—	27
Balance at December 31, 2002	383	85	468
Foreign currency translation	50	—	50

Balance at December 31, 2003	$433	$85	$18

     The following table provides information regarding the Company’s other intangible assets with finite lives:

	Customer	Trademarks &	Other
	Relationships	Tradenames	Intangibles	Total
Gross Carrying Amount
Balance, December 31, 2002	$89	$72	$94	$255
Balance, December 31, 2003	89	72	91	252
Accumulated Amortization
Balance, December 31, 2002	$9	$8	$40	$57
Balance, December 31, 2003	12	9	44	65

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

Hercules Incorporated
Notes to Consolidated Financial Statements

5. Short-term Debt

     A summary of short-term debt follows:

	(Dollars in millions)
	2003	2002
Banks	$—	$1
Current maturities of long-term debt	22	144

	$22	$145

     Bank borrowings represent primarily foreign overdraft facilities and short-term lines of credit, which are generally payable on demand with interest at various rates. Book values of bank borrowings approximate market value because of their short maturity period. At December 31, 2003, Hercules had $17 million of unused short-term lines of credit that may be drawn as needed, with interest at a negotiated spread over lenders’ cost of funds. The weighted-average interest rate on short-term borrowings at December 31, 2002 was 2.67%.

6. Long-term Debt

     A summary of long-term debt follows:

	(Dollars in millions)
	2003	2002
6.60% notes due 2027 (a)	$100	$100
6.625% notes due 2003 (b)	—	125
11.125% senior notes due 2007 (c)	376	400
8% convertible subordinated debentures due 2010 (d)	3	3
Term notes at various rates from 4.07% to 8.56% due in varying amounts through 2006 (e)	42	50
Term B loan due 2007 (f)	198	200
9.42% junior subordinated deferrable interest debentures due 2029 (g)	363	—
6.5% junior subordinated deferrable interest debentures due 2029 (g)	262	—
Other	4	4

	$1,348	$882
Current maturities of long-term debt	(22)	(144)

Net long-term debt	$1,326	$738

(a)	30-year debentures with a 10-year put option, exercisable by bondholder at a redemption price equal to principal amount.

(b)	Par value of $125 million issued June 1993. In conjunction with the execution of the credit agreement on December 20, 2002 (see (f) below), $125 million of the proceeds of the term B loan were placed into an escrow account and used to pay the principal amount upon maturity in June 2003.

(c)	The senior notes accrue interest at 11 1/8% per annum, payable semi-annually. The senior notes are guaranteed by each of Hercules’ current and future wholly-owned domestic restricted subsidiaries. The senior notes are not redeemable at Hercules’ option prior to maturity. The Company is not required to make mandatory redemption or sinking fund payments with respect to the senior notes. If a change of control occurs, each holder of the notes will have the right to require Hercules to repurchase all or any part of that Holder’s notes pursuant to a change of control offer on the terms set forth in the indenture. In the change of control offer, Hercules will offer a change of control payment in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased, to the date of purchase. The notes were subject to a registration rights agreement that required Hercules to file a Registration Statement on Form S-4 with the Securities and Exchange Commission, pursuant to which the Company offered to exchange all of its $400 million aggregate principal amount of 11 1/8% senior notes due 2007 (“old notes”) for $400 million aggregate principal amount of 11 1/8% senior notes due 2007 (“new notes”). The form and terms of the new notes are the same as the form and terms of the old notes except that, because the issuance of the new notes was registered under the Securities Act, the new notes do not bear legends restricting their transfer and are not entitled to certain registration rights. The new notes evidence the same debt as the old notes and the new notes and the old notes are governed by the same indenture. Hercules did not receive any proceeds from the exchange offer.

Hercules Incorporated
Notes to Consolidated Financial Statements

The Company has the right to use available cash to repurchase, repay or otherwise redeem senior notes in an aggregate amount not to exceed $100 million in any fiscal year, subject to certain restrictions based on the Company’s leverage ratio. During the fourth quarter ended December 31, 2003, the Company repurchased notes with a book value of $24 million for $29 million, recognizing a loss of $5 million. Subsequently, in 2004, an additional $33 million (book value) of the notes have been repurchased by the Company at a cost of $40 million.

(d)	The convertible subordinated debentures are convertible into common stock at $14.90 per share and are redeemable at the option of the Company at varying rates. The annual sinking fund requirement of $5 million, beginning in 1996, has been satisfied through conversions of debentures.

(e)	Debt assumed in conjunction with the acquisition of FiberVisions L.L.C., net of repayments through December 31, 2003 and 2002.

(f)	On December 20, 2002, the Company completed a refinancing of its then existing senior credit facility with a new senior credit facility (the “Senior Credit Facility”). The Senior Credit Facility consists of a four-year $125 million revolving credit agreement and a $200 million term B loan due May 2007. In addition, the Company has the option of borrowing an additional $50 million to $150 million on terms identical to the term B loan. The incremental term loan will remain available until the earlier of December 20, 2005 or the repayment of the $200 million term B loan. In conjunction with the execution of the credit agreement, $125 million of the proceeds of the term B loan was placed into an escrow account to pay the principal amount of the 6.625% notes in June 2003 and was recognized as restricted cash on the Consolidated Balance Sheet. The 6.625% notes were paid in June 2003 with the proceeds held in the escrow account. Effective December 17, 2003, the Senior Credit Facility was amended, reducing the term B loan interest rate to LIBOR + 2.50% (4.02% at December 31, 2003) from LIBOR + 3.25% and adding strategic foreign subsidiaries of the Company as approved borrowers. The revolving credit agreement bears interest at LIBOR plus an applicable margin, currently 2.75%, which is determinable based on the Company’s leverage ratio. Interest rates are reset for one, two, three or six month periods at the Company’s option. The Senior Credit Facility is secured by liens on the Company’s U.S. assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company’s current and future wholly-owned domestic subsidiaries.

As of December 31, 2003, $49 million of the $125 million revolver was available for use. The Company had outstanding letters of credit associated with the credit facility of $76 million at December 31, 2003.

The Company’s Senior Credit Facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio (“leverage ratio”) and an interest coverage ratio and establishes limitations on the permitted amount of annual capital expenditures.

(g)	In March 1999, Hercules Trust I (“Trust I”), a subsidiary trust, completed a $362 million underwritten public offering of 14,500,000 9.42% Trust Originated Preferred Securities (“TOPrS”). Trust I invested the proceeds from the sale of the preferred securities and the related common securities in an equal principal amount of 9.42% Junior Subordinated Deferrable Interest Debentures of Hercules due March 2029. The Company used these proceeds to repay long-term debt. Trust I distributes quarterly cash payments it receives from the Company as interest on the debentures to preferred security holders at an annual rate of 9.42% on the liquidation amount of $25 per preferred security. The Company may defer interest payments on the debentures at any time, for up to 20 consecutive quarters. If this occurs, Trust I will also defer distribution payments on the preferred securities. The deferred distributions, however, will accumulate distributions at a rate of 9.42% per annum. Trust I will redeem the preferred securities when the debentures are repaid, or at maturity on March 31, 2029. The Company may redeem the debentures, in whole or, on or after March 17, 2004, in part, before their maturity at a price equal to 100% of the principal amount of the debentures redeemed, plus accrued interest. When the Company redeems any Debentures before their maturity, Trust I will use the cash it receives to redeem preferred securities and common securities as provided in the trust agreement. The Company guarantees the obligations of Trust I on the preferred securities.

     In July 1999, the Company and Hercules Trust II (“Trust II”), a subsidiary trust, completed a $350 million underwritten public offering of 350,000 CRESTS Units. Each CRESTS Unit consists of one preferred security of Trust II and one warrant to purchase 23.4192 shares of the Company’s common stock at an initial exercise price of $1,000 (equivalent to $42.70 per share). The preferred security component of the CRESTS Units was initially valued at $741.46 per unit and the warrant component of the CRESTS Units was initially valued at $258.54 per warrant. The preferred security and warrant components of each CRESTS Unit may be separated and transferred independently. The warrants may be exercised, subject to certain conditions, at any time before March 31, 2029, unless there is a reset and remarketing event. No reset and remarketing event will occur before July 27, 2004, unless all of the Company’s common stock is acquired in a transaction that includes cash for a price above a predetermined level. Trust II used the proceeds from the sale of its preferred securities to purchase junior

Hercules Incorporated
Notes to Consolidated Financial Statements

subordinated deferrable interest debentures of Hercules. The Company pays interest on the debentures, and Trust II pays distributions on its preferred securities quarterly at an annual rate of 61/2% of the scheduled liquidation amount of $1,000 per debenture and/or preferred security until the scheduled maturity date and redemption date of June 30, 2029, unless there is a reset and remarketing event. The Company guarantees the obligations of Trust II on the preferred securities. Trust II must redeem the preferred securities when the debentures are redeemed or repaid at maturity. As of December 31, 2003, no warrants had been exercised. The Company used the proceeds from the CRESTS Units offering to repay long-term debt. Issuance costs related to the preferred security component of the CRESTS Units are being amortized over the life of the security and costs related to the warrants were charged to additional paid-in capital.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires certain financial instruments with both debt and equity characteristics to be classified as debt. The statement requires initial and subsequent valuation of this debt at a present or fair market value and was effective July 1, 2003.

     In accordance with SFAS 150, the TOPrS and CRESTS Units constitute mandatorily redeemable financial instruments. The Company guarantees the obligations of Hercules Trust I and Hercules Trust II (the “Trusts”) on the preferred securities. Upon adoption of SFAS 150 on July 1, 2003, the company-obligated preferred securities of subsidiary trusts have been reclassified prospectively from the mezzanine section to the long-term liabilities section of the Consolidated Balance Sheet. Items previously shown separately on the Consolidated Statement of Operations as preferred security distributions of subsidiary trusts are combined with interest and debt expense in the current period in accordance with the requirements of SFAS 150.

     During the fourth quarter of 2003, the Company purchased 46,000 of the CRESTS Units for a total of $34 million, of which $27 million was attributed to the preferred security component and $7 million was attributed to the warrants. The corresponding book value of a similar number of the CRESTS Units junior subordinated deferrable interest debentures was $34 million. Accordingly, the Company recognized a gain of $7 million ($5 million after-tax) in continuing operations. However, the Company has determined that (i) the Trusts are variable interest entities and (ii) the Company is not the primary beneficiary of the Trusts. Accordingly, the Company has de-consolidated the Trusts and recognized an after-tax loss of $5 million as a cumulative effect of a change in accounting principle to defer the above noted gain, effective December 31, 2003, in accordance with the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). As a result of the de-consolidation, long-term debt reflects the Company’s obligation to the Trusts for the CRESTS Units junior subordinated deferrable interest debentures and TOPrS junior subordinated deferrable interest debentures. The indenture for the CRESTS Units junior subordinated deferrable interest debentures does not provide the ability for the Company to repay, redeem or defease the CRESTS Units junior subordinated deferrable interest debentures through purchasing the CRESTS Units. Accordingly, at December 31, 2003 the outstanding balance of CRESTS Units junior subordinated deferrable interest debentures has not changed as a result of the Company’s purchase of the CRESTS Units. The $27 million paid to purchase the CRESTS Units preferred security component is reflected as an increase in the Company’s investment in Hercules Trust II, with the corresponding gain on the purchase deferred until Hercules Trust II has been liquidated. The $7 million paid and attributable to the warrants has been recorded as a reduction in additional paid-in-capital.

     Long-term debt maturities are $22 million in 2004, $19 million in 2005, $7 million in 2006, $568 million in 2007, $0 million in 2008 and $732 million thereafter.

7. Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FIN 46 addresses the application of ARB 51 to variable interest entities (“VIEs”), and generally requires that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. The provisions of FIN 46 apply on a prospective basis to VIEs created after January 31, 2003 and were to become effective after June 30, 2003 for VIEs that existed prior to January 31, 2003. On October 8, 2003, the FASB deferred the effective date for VIEs that existed prior to January 31, 2003. FASB Staff Position FIN 46-6 (“FSP FIN 46-6”) established the first interim or annual period ending after December 15, 2003 as the new effective date for VIEs that existed prior to January 31, 2003. However, FSP FIN 46-6 permitted early and partial adoption of FIN 46. On December 24, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entries” (“FIN 46R”). The Company elected to partially adopt FIN 46 in the quarter ending September 30, 2003 for its VIEs that existed prior to January 31, 2003 (the Company has no VIEs created subsequent to January 31, 2003). The financial statements for the year ended December 31, 2003

Hercules Incorporated
Notes to Consolidated Financial Statements

reflect the consolidation of two joint venture VIEs, ES FiberVisions Holdings A/S and ES FiberVisions L.P., that were previously accounted for using the equity method of accounting. These entities serve as strategic global marketers of the Company’s bicomponent fibers. As of December 31, 2003, the fair value of the assets in these joint ventures was approximately $7 million and the fair values of the associated liabilities and non-controlling interests were approximately $6 million. There are no assets of the Company that serve as collateral for the VIEs and the creditors of the VIEs have no recourse to the general credit of the Company.

8. Income Taxes (Restated)

     The domestic and foreign components of income (loss) before income taxes and equity income (loss) from continuing operations are:

	(Dollars in millions)
	2003	2002	2001
Domestic	$(69)	$(209)	$(149)
Foreign	164	157	63

Income (loss) before income taxes and equity income (loss)	$95	$(52)	$(86)

     The components of the tax provision from continuing operations are:

	(Dollars in millions)
	2003	2002	2001
Currently payable U.S. federal	$(28)	$(39)	$24
Foreign	40	17	32
State	1	2	22
Deferred
Domestic	11	9	(55)
Foreign	(3)	8	(9)

Provision (benefit) for income taxes	$21	$(3)	$14

	(Dollars in millions)
	2003	2002
	As Restated
	(Note 26)
Depreciation	$109	$109
Pension	9	6
Investments	139	129
Goodwill	46	54
Accrued expenses	5	6
Other	13	15

Gross deferred tax liabilities	$321	$319

Postretirement benefits other than pensions	$(58)	$(60)
Pension	(80)	(96)
Inventory	(8)	(6)
Goodwill	(8)	(8)
Accrued expenses	(164)	(152)
Loss carryforwards	(373)	(289)
Credit carryforwards	(20)	—
Other	(23)	(8)

Gross deferred tax assets	(734)	(619)

Valuation allowance	362	308

Net deferred tax (assets) liabilities	$(51)	$8

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

Hercules Incorporated
Notes to Consolidated Financial Statements

     The provision for income taxes attributable to discontinued operations and cumulative effect of changes in accounting principle is:

	(Dollars in millions)
	2003	2002	2001
Provision on income from discontinued operations	$2	$21	$60
Provision on loss on disposal of discontinued operations	—	51	—
Cumulative effect of changes in accounting principle	18	(4)	—

     The reconciliation of the U.S. statutory income tax rate to the effective rate from continuing operations is:

	2003	2002	2001
U.S. statutory income tax rate	35%	35%	35%
Goodwill amortization	—	—	(11)
Valuation allowances	(3)	(2)	(11)
Tax rate differences on subsidiary earnings	(9)	8	13
U.S. tax on foreign dividends and undistributed earnings	8	(4)	(6)
State taxes	1	(4)	(4)
Reserves	—	(20)	(37)
Intellectual property	(9)	—	—
Other	(1)	(7)	5

Effective tax rate	22%	6%	(16%)

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

     Assets of the defined benefit plans are invested in domestic and international corporate equity securities; domestic and international fixed income securities and various derivative and money market securities. The assets of the U.S., the United Kingdom (“U.K.”) and the Netherlands defined benefit plans constitute approximately 84%, 4% and 11%, respectively, of the total defined benefit plan assets at December 31, 2003 for plans sponsored by the Company. The projected benefit obligations of the U.S., the U.K., and the Netherlands defined benefit plans constitute approximately 83%, 4% and 9%, respectively, of the total projected benefit obligations at December 31, 2003 for plans sponsored by the Company. The Company also has an unfunded defined benefit pension plan in Germany, with a projected benefit obligation of $35 million at December 31, 2003.

     The Company uses a measurement date of December 31 for all material defined benefit pension and other postretirement benefit plans.

Hercules Incorporated
Notes to Consolidated Financial Statements

     The following table sets forth the changes in projected benefit obligations, plan assets, the funded status of the plans and the amounts recognized in the consolidated financial statements for the defined benefit pension and other postretirement benefit plans.

	(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Change in benefit obligation:
Projected benefit obligation at January 1	$1,528	$1,495	$208	$230
Service cost	18	18	1	1
Interest cost	99	99	13	15
Prior service cost/plan amendments	—	1	(11)	(26)
Divestitures	—	(92)	—	—
Transition obligation amortization	—	—	—	(5)
Foreign currency translation	39	28	—	—
Actuarial loss	132	77	16	17
Special benefits	5	4	—	—
Benefits paid from plan assets	(110)	(97)	—	—
Benefits paid from Company assets	(9)	(5)	(21)	(23)

Projected benefit obligation at December 31	$1,702	$1,528	$206	$209

Change in plan assets:
Fair value of plan assets at January 1	$1,139	$1,286	$1	$1
Actual return on plan assets	218	(112)	—	—
Divestitures	—	(52)	—	—
Company contributions	55	92	—	—
Participant contributions	1	1	—	—
Foreign currency translation	30	21	—	—
Benefits paid from plan assets	(110)	(97)	(1)	—

Fair value of plan assets at December 31	$1,333	$1,139	$—	$1

Funded status of the plan:	$(369)	$(389)	$(206)	$(208)
Unrecognized actuarial loss	677	660	125	120
Unrecognized prior service cost (benefit)	26	29	(39)	(39)
Unrecognized net transition obligation	—	1	1	1

Net amount recognized	$334	$301	$(119)	$(126)

	(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Amounts recognized in the Statement of Financial Position consist of:
Prepaid benefit cost	$402	$362	$—	$—
Accrued benefit liability	(70)	(61)	(119)	(126)
Additional minimum liability	(554)	(579)	—	—
Intangible asset	23	26	—	—
Accumulated other comprehensive income (pre-tax)	533	553	—	—

Net amount recognized	$334	$301	$(119)	$(126)

Weighted-average assumptions used to determine the benefit obligation at December 31, 2003 and 2002 were:
Weighted-average discount rate	5.98%	6.55%	6.10%	6.75%
Rate of compensation increase	4.22%	4.32%	4.49%	4.50%

Hercules Incorporated
Notes to Consolidated Financial Statements

	(Dollars in millions)
	Pension Benefits			Other Postretirement Benefits
Net periodic benefit cost (credit):	2003	2002	2001	2003	2002	2001
Service cost	$18	$18	$26	$1	$1	$1
Interest cost	99	99	105	13	15	15
Expected return on plan assets	(113)	(126)	(141)	—	(1)	—
Amortization and deferrals	4	6	5	(8)	(5)	(1)
Participant contributions	(1)	(1)	—	—	—	—
Special benefits/terminations	5	8	2	—	—	—
Actuarial losses recognized	21	2	—	7	5	—
Amortization of transition asset	—	—	2	—	—	—

Benefit cost (credit)	$33	$6	$(1)	$13	$15	$15

	2003	2002	2001	2003	2002	2001
Weighted-average assumptions used to determine net periodic benefit cost (credit):
Weighted-average discount rate	6.53%	6.98%	7.19%	6.75%	7.25%	7.50%
Expected return on plan assets	8.09%	8.60%	8.58%	N/A	N/A	N/A
Rate of compensation increase	4.25%	4.29%	4.26%	4.49%	4.50%	4.50%

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

     At December 31, 2003 the accumulated benefit obligation (“ABO”) of the defined benefit pension plans on a consolidated basis was $1,585 million, of which $1,325 million related to the U.S.; $67 million related to the U.K.; $141 million related to the Netherlands; and $32 million related to Germany. At December 31, 2003 and 2002, the ABO of the U.S., the U.K. and German defined benefit pension plans exceeded their funded benefits. The Company is required to recognize an additional liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to other comprehensive income in stockholders’ equity. At December 31, 2002, the Company recorded an additional minimum liability (“AML”) of $579 million (pre-tax) with an after-tax charge to other comprehensive income of $354 million. At December 31, 2003, the AML decreased $25 million to $554 million (pre-tax) and accordingly, the charge to accumulated other comprehensive income was decreased by $15 million. As of December 31, 2003, the Consolidated Balance Sheet reflects a non-cash, after-tax charge to other comprehensive income of $339 million. The fair value of plan assets for the Netherlands plan slightly exceeded the ABO at December 31, 2003.

Other Postretirement Benefits

     The non-pension postretirement benefit plans include group life insurance coverage and health care reimbursement for U.S. and Canadian employees. The projected benefit obligation of the U.S. other postretirement benefit plan constitutes approximately 99% of the Company’s consolidated projected benefit obligation at December 31, 2003. The assumed participation rate in these plans for future eligible retirees was 60% for health care and 100% for life insurance. The health care plans are contributory with participants’ contributions adjusted annually; the life insurance plans are non-contributory for most retirees. The accounting for the health care plans anticipates future cost-sharing changes to the written plans that are consistent with the increase in health care cost. The postretirement health care plans include a limit on the Company’s share of costs for recent and future retirees. Participants’ contributions are immediately used to cover claim payments, and for this reason do not appear as contributions to plan assets. Employees hired after December 31, 2002 are not eligible for retiree life insurance or benefits supplemental to Medicare health care. The Company periodically obtains reimbursement for union retiree claims from a Voluntary Employees’ Beneficiary Association Trust established by the Company, while other claims are paid from Company assets.

     The accumulated postretirement benefit obligation exceeds plan assets for all of the Company’s other postretirement benefit plans.

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

Hercules Incorporated
Notes to Consolidated Financial Statements

     The following tables present benefit obligations, plan assets and related information for the defined benefit pension and postretirement benefit plans as of December 31, 2003 and 2002.

	(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Change in benefit obligation:
Projected benefit obligation at January 1	$1,309	$1,243	$207	$228
Service cost	12	13	1	1
Interest cost	86	88	13	14
Prior service cost/plan amendments	—	1	(12)	(26)
Divestitures	—	(30)	—	—
Transition obligation amortization	—	—	—	(4)
Actuarial loss	115	80	16	17
Special benefits	5	8	—	—
Benefits paid from plan assets	(98)	(89)	—	—
Benefits paid from Company assets	(8)	(5)	(21)	(23)

Projected benefit obligation at December 31	$1,421	$1,309	$204	$207

     The accumulated benefit obligations for the U.S. defined benefit pension plans were $1,325 million and $1,227 million at December 31, 2003 and 2002, respectively.

     Weighted-average assumptions used to determine the benefit obligations at December 31, 2003 and 2002 were as follows:

			Other Postretirement
	Pension Benefits		Benefits
	2003	2002	2003	2002
Weighted-average discount rate	6.10%	6.75%	6.10%	6.75%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%

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

	(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Change in plan assets:
Fair value of plan assets at January 1	$966	$1,098	$1	$1
Actual return on plan assets	207	(108)	—	—
Company contributions	40	65	—	—
Benefits paid from plan assets	(98)	(89)	(1)	—

Fair value of plan assets at December 31	$1,115	$966	$—	$1

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

     The asset allocation for the U.S. defined benefit pension plan at December 31, 2003 and 2002 and the target allocation for 2003, by asset category, follows:

		Percentage of Plan Assets
	Target Allocation	at December 31,
	2003	2003	2002
Asset category:
Equity securities	55-70%	70%	64%
Fixed income	20-35%	23%	36%
Other	5-10%	7%	0%

Totals		100%	100%

Hercules Incorporated
Notes to Consolidated Financial Statements

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

     The funded status of the U.S. defined benefit pension and postretirement benefit plans reconciled to the amount reported in the Consolidated Statements of Financial Position follows:

	(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Fair value of plan assets	$1,115	$966	$—	$1
Projected benefit obligation	1,421	1,309	204	207

Funded status of the plan	(306)	(343)	(204)	(206)
Unrecognized actuarial loss	599	610	125	120
Unrecognized prior service cost (benefit)	21	25	(39)	(39)

Net amount recognized	$314	$292	$(118)	$(125)

	2003	2002	2003	2002
Amounts recognized in the Statement of Financial Position consist of:
Prepaid benefit cost	$352	$327	$—	$—
Accrued benefit liability	(38)	(35)	(118)	(125)
Additional minimum liability	(524)	(552)	—	—
Intangible asset	22	25	—	—
Accumulated other comprehensive income (pre-tax)	502	527	—	—

Net amount recognized	$314	$292	$(118)	$(125)

Hercules Incorporated
Notes to Consolidated Financial Statements

     At December 31, 2003 and 2002, the pension plan in the U.S. had a projected benefit obligation in excess of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan in the U.S. were as follows:

	(Dollars in millions)
			Other Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
	2003	2002	2003	2002
Projected benefit obligation	$1,421	$1,309	$204	$207
Accumulated benefit obligation	1,325	1,227	204	207
Fair value of plan assets	1,115	966	—	1

     Information about the expected cash flows for the U.S. defined benefit pension and other postretirement benefit plans follows.

	(Dollars in millions)
	Pension Benefits			Other Postretirement Benefits
	Qualified Plan	Non-qualified Plan	Total
Expected employer contributions for 2004	$40	$—	$40	$—
Expected benefit payments
2004	86	5	91	22
2005	84	5	89	22
2006	83	5	88	21
2007	83	5	88	20
2008	83	5	88	19
2009-2013	437	23	460	82

     The above table reflects the total anticipated contributions to be made by the Company in 2004 and future benefit payments expected to be paid from the plan or from the Company’s assets, including both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan. Benefits expected to be paid in 2004 include $91 million in pension benefits and $22 million in postretirement benefits, of which $86 million is expected to be paid from plan assets.

	(Dollars in millions)
	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Net periodic benefit cost (credit):
Service cost	$12	$13	$19	$1	$1	$1
Interest cost	86	88	92	13	14	14
Expected return on plan assets	(102)	(117)	(126)	—	—	—
Amortization and deferrals	4	5	4	(8)	(5)	(5)
Special benefits/terminations	5	9	2	—	—	—
Actuarial losses recognized	20	1	1	7	5	4
Amortization of transition asset	—	—	2	—	—	—

Benefit cost (credit)	$25	$(1)	$(6)	$13	$15	$14

	2003	2002	2001	2003	2002	2001
Weighted-average assumptions used to determine net periodic benefit cost (credit):
Weighted-average discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected return on plan assets	8.75%	9.25%	9.25%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

Hercules Incorporated
Notes to Consolidated Financial Statements

U.K. Defined Benefit Pension Plan

     The Company provides a defined benefit pension plan to its employees in the U.K. The following tables present the benefit obligation, plan assets and related information for the U.K. defined benefit pension plan as of December 31, 2003 and 2002.

	(Dollars in millions)
	Pension Benefits
Change in benefit obligation:	2003	2002
Projected benefit obligation at January 1	$57	$93
Service cost	1	1
Interest cost	3	3
Divestitures	—	(45)
Foreign currency translation	7	7
Actuarial loss	4	—
Benefits paid from plan assets	(3)	(2)

Projected benefit obligation at December 31	$69	$57

     The accumulated benefit obligation for the U.K. plan was $67 million and $55 million, respectively, at December 31, 2003 and 2002.

     Weighted-average assumptions used to determine the benefit obligation at December 31, 2003 and 2002 were as follows:

	Pension Benefits
	2003	2002
Weighted-average discount rate	5.40%	5.50%
Rate of compensation increase	3.70%	3.50%

	(Dollars in millions)
	Pension Benefits
	2003	2002
Fair value of plan assets at January 1	$45	$76
Actual return on plan assets	4	(8)
Divestitures	—	(37)
Company contributions	3	10
Foreign currency translation	6	6
Benefits paid from plan assets	(3)	(2)

Fair value of plan assets at December 31	$55	$45

     Employer contributions totaled $3 million and $10 million for 2003 and 2002, respectively, and benefits paid from plan assets under the U.K. pension plan were $3 million and $2 million in 2003 and 2002, respectively.

     The asset allocation for the U.K. defined benefit pension plan at December 31, 2003 and 2002 and the target allocation for 2003 by asset category follows:

		Percentage of Plan
	Target	Assets
	Allocation	at December 31,
Asset category:	2003	2003	2002
Equity securities	44-56%	50%	81%
Fixed income	44-56%	50%	19%

Totals		100%	100%

     The target asset allocation for the U.K. pension plan is 30% U.K. equity securities, 20% non-U.K. equity securities, 37.5% U.K. government bonds (gilts) and 12.5% corporate bonds. When determining the strategy, the Company recognizes that the value of the plan’s liabilities move with gilt yields (and with gilt prices). Investing a proportion of the plan’s assets in equity securities introduces incremental market risk. While this risk can lead to volatility in the funding

Hercules Incorporated
Notes to Consolidated Financial Statements

level disclosed at a subsequent actuarial valuation, the Company believes this risk is acceptable in view of the potential benefits to be realized due to the higher expected rates of returns on equity securities over the long term.

     The expected long-term rate of return on plan assets was 6.30% for both 2003 and 2002. The overall expected long-term rate of return on assets assumption is a function of the target asset allocation for plan assets, the long-term equilibrium rate of return for the asset class, plus an incremental return attributable to the active management of plan assets. The plan’s target asset allocation is 50% equity and 50% fixed income investments (debt and debt-like securities, including preferred securities).

     The estimated total return for equity securities is 7.8% annually and assumes a 3% risk premium over a 4.8% projected return for fixed income. Incremental returns from active management combined with the asset allocation and assumed asset class returns form the basis of the expected long-term rate of return on assets.

     The Company’s U.K. investment policy considers the following factors in the development of its defined benefit plan investment strategy: the nature and relative size of the liabilities, the allocation of such liabilities between active and retired members, net cash flows and funded positions, the applicable investment horizon, historical and expected capital market returns, and the benefits of investment diversification.

     The Company invests the assets of the plan with a Manager of Managers. The Manager of Managers invests the plan’s assets with a broad selection of investment managers who each specialize in a different asset class or market. The aim of this approach is to provide a diversified portfolio of managers to capitalize on the perceived strengths of each manager within this structure. The Company delegates responsibility for the selection and monitoring of the underlying investment managers to the Manager of Managers.

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

Hercules Incorporated
Notes to Consolidated Financial Statements

     Information about the expected cash flows for the U.K. defined benefit pension plan follows:

(Dollars in millions)
Pension Plan Benefits
Expected employer contributions for 2004	$1
Expected benefit payments 2004	3
2005	3
2006	3
2007	3
2008	3
2009-2013	17

     The above table reflects the total contribution that the Company anticipates making in 2004 and the benefit payments that it expects to be paid from the plan assets through the year ending 2013.

	(Dollars in millions)
	Pension Benefits
Net periodic benefit cost:	2003	2002	2001
Service cost	$1	$1	$2
Interest cost	3	3	5
Expected return on plan assets	(3)	(3)	(7)
Actuarial loss recognized	1	1	—

Benefit cost	$2	$2	$—

Weighted-average assumptions used to
determine net periodic benefit cost:	2003	2002	2001
Weighted-average discount rate	5.50%	5.50%	6.25%
Expected return on plan assets	6.30%	6.30%	6.30%
Rate of compensation increase	3.50%	3.50%	2.50%

Netherlands Defined Benefit Pension Plan

     The Company provides a defined benefit pension plan to its employees in the Netherlands. The following tables present benefit obligation, plan assets and related information for the Netherlands defined benefits pension plan as of December 31, 2003 and 2002.

	(Dollars in millions)
	Pension Benefits
Changes in benefit obligation:	2003	2002
Projected benefit obligation at January 1	$114	$98
Service cost	3	3
Interest cost	7	5
Divestitures	—	(1)
Foreign currency translation	25	17
Actuarial loss	12	(3)
Benefits paid from plan assets	(7)	(5)

Projected benefit obligation at December 31	$154	$114

     The accumulated benefit obligation for the Netherlands plan was $141 million and $110 million, respectively, at December 31, 2003 and 2002.

     Weighted-average assumptions used to determine the benefit obligation at December 31, 2003 and 2002 were:

	Pension Benefits
	2003	2002
Weighted-average discount rate	5.25%	5.50%
Rate of compensation increase	2.50%	3.00%

Hercules Incorporated
Notes to Consolidated Financial Statements

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

     The asset allocation for the Company’s defined benefit pension plan in the Netherlands at December 31, 2003 and 2002 and the target allocation for 2003, by asset category follows:

		Percentage of Plan
	Target	Assets
	Allocation	at December 31,

Asset category:	2003	2003	2002
Equity securities	42-76%	59%	53%
Fixed income	37-47%	41%	47%

Totals		100%	100%

     The target asset allocation is 22% U.S. equity securities, 29% European equity securities, 7% Asia Pacific equity securities and 42% fixed income securities valued in euros. U.S. equity securities are invested in a passively managed Standard & Poor’s 500 Commingled Trust Fund; European and Asia Pacific equity securities represent investments in actively managed regional funds; fixed income securities are denominated in Euro and are issued and/or guaranteed by European Monetary Union governments (mainly Belgium, Germany, France, Italy and The Netherlands). The fixed income manager may invest on a tactical basis in investment grade corporate bonds denominated in euro. Investment managers may employ limited use of derivatives, including futures contracts, options on futures, and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets. Derivatives are not used to leverage portfolios.

     The expected long-term rate of return on plan assets was 6.5% in 2003 and 6.0% in 2002. The overall expected long-term rate of return on assets assumption is a function of the target asset allocation for plan assets, the long-term equilibrium rate of return for the asset class, plus an incremental return attributable to the active management of plan assets. The plan’s long-term (policy) target asset allocation is 58% equity and 42% fixed income investments (debt and debt-like securities, including preferred securities). The annual estimated total return for equities is 8.0%; the annual estimated total return for Euro bonds is 5.0%.

     In developing an investment strategy, the Company has considered the following factors: the nature of the plan’s liabilities, the allocation of such liabilities between active members and retired members, the funded position of the plan, the net cash flow of the plan, the investment horizon of the plan, the size of the plan, historical and expected capital market returns and the benefits of investment diversification.

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

Hercules Incorporated
Notes to Consolidated Financial Statements

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

     As of December 31, 2003 and 2002, the pension plan in the Netherlands had a projected benefit obligation in excess of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan in the Netherlands were as follows:

	(Dollars in millions)
	December 31,
	2003	2002
Projected benefit obligation	$154	$114
Accumulated benefit obligation	141	110
Fair value of plan assets	141	110

     Information about the expected cash flows for the Netherlands defined benefit pension plan follows:

(Dollars in millions)
Pension Plan Benefits
Expected employer contributions for 2004	$4
Expected benefit payments:
2004	8
2005	9
2006	10
2007	11
2008	12
2009-2013	62

     The above table reflects the total contribution that the Company anticipates making in 2004 and the benefits expected to be paid from the plan assets through the year ending 2013.

	(Dollars in millions)
	Pension Plan Benefits
	2003	2002	2001
Service cost	$3	$3	$3
Interest cost	7	5	5
Expected return on plan assets	(8)	(5)	(7)
Amortization of prior service cost	1	1	—

Benefit Cost	$3	$4	$1

Weighted-average assumptions
used to determine net periodic
benefit cost:	2003	2002	2001
Weighted-average discount rate	5.50%	5.75%	5.75%
Expected return on plan assets	6.50%	6.00%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%

Hercules Incorporated
Notes to Consolidated Financial Statements

10. Employee Stock Ownership Plan (“ESOP”)

     Effective March 1, 2002, the BetzDearborn Inc. Employee Stock Ownership and 401(k) Plan was merged into the Hercules Incorporated Savings and Investment Plan (“SIP Plan”). On April 29, 2002, the Company used a portion of the proceeds from the sale of the BetzDearborn Water Treatment Business to fully prepay the long-term third party debt (“ESOP credit facility”) held by the ESOP trust. Concurrent with the prepayment of the ESOP credit facility, the trust borrowed $75 million from the Company under an existing loan agreement. At December 31, 2003, and 2002, the ESOP trust had $65 million and $76 million in long-term debt outstanding, respectively, under the loan agreement; the Company has an offsetting receivable in each year. The Company recognized $24 million in prepayment penalties in 2002 as a result of the prepayment of the ESOP credit facility (see Note 21).

     Under the provisions of the SIP Plan, employees may invest 1% to 50% of eligible compensation. The Company’s matching contributions, made in the form of Hercules’ common stock contributed through the ESOP, are equal to 50% of the first 6% of the employee’s contributed compensation and vest immediately. Effective December 31, 2003, the Company changed its method of accounting for the ESOP to the method prescribed by SOP 93-6 (Note 1). Under SOP 93-6, shares used to fulfill the Company’s matching contribution are released at the fair market value of those shares in the period in which they are allocated. The pre-tax difference between cost and fair market value of these allocated shares, which was $8 million, $7 million, and $7 million for the years ended December 31, 2003, 2002 and 2001, respectively, is recorded in additional paid-in capital. The unallocated shares held by the trust are reflected in unearned compensation as a reduction in stockholders’ equity on the balance sheet of $80 million and $91 million at December 31, 2003 and 2002, respectively. The unallocated shares have a cost basis of $31.625 per share.

	2003	2002
Allocated	1,594,739	1,530,314
Unallocated	2,520,433	2,869,338

Total shares held by ESOP	4,115,172	4,399,652

     The ESOP expense was $4 million for each of the years ended December 31, 2003, 2002 and 2001.

11. Long-term Incentive Compensation Plans

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring enhanced disclosure regarding stock-based compensation. The Company has elected to apply the fair value recognition provisions of SFAS 123 on a prospective basis to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company’s stock-based compensation plans vest over periods ranging from 1 to a maximum of 5 years; however, vesting can be extended with the approval of the Board of Directors. Therefore, the cost related to stock-based employee compensation included in the determination of net income in 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The Company did not grant any stock options covered by SFAS 123, as amended by SFAS 148, to employees in 2003. However, during 2003 the Company did make grants of restricted stock representing a charge to unearned compensation in stockholders’ equity of $11 million. Of this amount, $4 million was amortized during 2003 and included in total compensation expense. Restricted stock awards under the Hercules Long-term Incentive Compensation Plan are valued at the quoted market price (fair value) of the Company’s stock on the grant date (measurement date). Stock acquired through the Employee Stock Purchase Plan and “above target” restricted stock awarded under the Hercules Management Incentive Compensation Plan is discounted 15% from market price as permitted by IRS regulations and the provisions of the Company’s incentive compensation plans. The value of the award and the discount, if any, are amortized into expense over the vesting (restriction) period. Forfeitures are recorded as incurred. The Company recognized $4 million, $1 million and $2 million of expense in 2003, 2002 and 2001, respectively, in connection with restricted stock awards.

     The Company’s long-term incentive compensation plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors. Through 1994, shares of common stock awarded under these plans normally were either restricted stock or performance shares. During the restriction period, award holders have the rights of stockholders, including the right to vote and receive cash dividends, but they cannot transfer ownership.

     In 1995, Hercules changed the structure of its long-term incentive compensation plans to place a greater emphasis on shareholder value creation through grants of regular stock options, performance-accelerated stock options and Cash Value Awards (performance-based awards denominated in cash and payable in shares of common or restricted stock,

Hercules Incorporated
Notes to Consolidated Financial Statements

subject to the same restrictions as restricted stock). Restricted stock and other market-based units are awarded with respect to certain programs. The number of awarded shares outstanding was 1,299,214 at December 31, 2003, 351,937 at December 31, 2002 and 189,704 at December 31, 2001, respectively.

     At December 31, 2003, under the Company’s incentive compensation plans, 2,429,395 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

     Restricted shares, options and performance-accelerated stock options are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

     Below is a summary of outstanding stock option grants under the incentive compensation plans during 2001, 2002 and 2003:

	Regular		Performance-Accelerated
	Number of	Weighted-average	Number of	Weighted-average
	Shares	Price	Shares	Price
December 31, 2000	11,149,928	$31.57	6,084,425	$43.47
Granted	2,806,525	$11.58	—	$—
Exercised	(44,400)	$15.01	(187,500)	$14.06
Forfeited	(663,255)	$25.89	(129,600)	$43.61

December 31, 2001	13,248,798	$27.51	5,767,325	$44.42
Granted	2,031,699	$11.88	—	$—
Exercised	(4,275)	$11.28	—	$—
Forfeited	(2,068,588)	$26.91	(578,400)	$49.00

December 31, 2002	13,207,634	$25.21	5,188,925	$43.91
Granted	21,000	$10.09	—	$—
Exercised	—	$0.00	—	$—
Forfeited	(922,075)	$32.34	(409,225)	$46.77

December 31, 2003	12,306,559	$24.47	4,779,700	$43.66

     The weighted-average fair value of regular stock options granted during 2001, 2002 and 2003 using the Black-Scholes option pricing model was $5.90, $5.09 and $4.67, respectively. During the fourth quarter of 2003, the Company’s Compensation Committee granted each of the non-employee directors 3,000 stock options (21,000 in total) under the Omnibus Equity Compensation Plan for Non-Employee Directors. There were no performance-accelerated stock options granted during 2001, 2002 or 2003.

     Following is a summary of regular stock options exercisable at December 31, 2001, 2002 and 2003, and their respective weighted-average share prices:

	Number of	Weighted-average
Options Exercisable	Shares	Exercise Price
December 31, 2001	9,471,983	$33.04
December 31, 2002	9,150,134	$31.05
December 31, 2003	10,973,895	$26.09

Hercules Incorporated
Notes to Consolidated Financial Statements

     At December 31, 2001, 2002 and 2003, respectively, there were no performance-accelerated stock options exercisable. Following is a summary of stock options outstanding at December 31, 2003:

	Outstanding Options			Exercisable Options
	Number	Weighted-average	Weighted-	Number	Weighted-
	Outstanding	Remaining	average	Exercisable	average
	at 12/31/2003	Contractual Life	Exercise Price	12/31/2003	Exercise Price
Regular Stock Options
$8.50 - $11.75	1,484,825	7.72	$11.21	1,231,355	$11.24
$11.76 - $15.00	3,227,699	7.95	$11.98	2,120,505	$12.01
$15.01 - $22.50	1,862,875	6.16	$17.16	1,862,875	$17.16
$22.51 - $33.75	1,675,775	4.69	$25.86	1,687,775	$25.92
$33.76 - $40.00	2,708,060	4.25	$38.31	2,714,060	$38.31
$40.01 - $60.00	1,347,325	3.10	$49.57	1,357,325	$49.57

	12,306,559			10,973,895

Performance-Accelerated Stock Options
$24.00 - $36.00	638,400	4.99	$31.74	—	—
$36.01 - $45.00	1,207,355	4.63	$38.29	—	—
$45.01 - $50.00	2,468,720	2.95	$47.09	—	—
$50.01 - $61.00	465,225	2.06	$55.81	—	—

	4,779,700			—

     The Company’s Employee Stock Purchase Plan was originally a qualified non-compensatory plan, which allowed eligible employees to acquire shares of common stock through systematic payroll deductions. The plan was converted to a non-qualified employee stock purchase plan in 2001 and the shares are funded from treasury stock. The plan consists of three-month subscription periods, beginning July 1 of each year. The purchase price is 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever is lower (the “look-back”). Purchases may range from 2% to 15% of an employee’s base salary each pay period, subject to certain limitations. Shares issued at December 31, 2001 under the qualified plan were 1,758,081. Currently, there are no shares of Hercules common stock registered for offer and sale under the qualified plan. The shares issued under the non-qualified plan totaled 833,195 at December 31, 2003. Pursuant to SFAS 123, the look-back constitutes a stock option. The Company estimates and expenses the value of the option for the applicable subscription period using Black-Scholes. The expense attributable to the look-back provision is not significant. The 15% discount on the purchase price of the common stock has been recognized as compensation expense for the non-qualified Employee Stock Purchase Plan.

Hercules Incorporated
Notes to Consolidated Financial Statements

     The following weighted-average assumptions are used in determining the fair value for 2003, 2002 and 2001:

		Employee Stock
2003 Assumptions	Regular Plan	Purchase Plan
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.54%	1.00%
Expected life	6 yrs.	3 mos.
Expected volatility	42.79%	35.88%
2002 Assumptions
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.97%	1.65%
Expected life	6 yrs.	3 mos.
Expected volatility	34.60%	41.97%
2001 Assumptions
Dividend yield	0.00%	0.00%
Risk-free interest rate	5.15%	3.80%
Expected life	8 yrs.	3 mos.
Expected volatility	35.54%	54.09%

     The pro forma effect on net income (loss) and earnings (loss) per share, assuming the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for all years reported, is presented in the Summary of Significant Accounting Policies.

12. Asset Retirement Obligations

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 establishes accounting and reporting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires that the fair value of an asset retirement obligation be recorded when incurred. Included within the scope of SFAS 143 are environmental remediation liabilities that resulted from the normal operation of a long-lived asset. The Company has a number of environmental remediation liabilities associated with current and former operations that were incurred during the course of normal operations. The most significant differences in the measurement of these obligations under SFAS 143 are outlined below:

Recording of Full Obligation

     SFAS 143 requires that the fair value of an asset retirement obligation be recorded when it is incurred if a reasonable estimate of fair value can be made. Under SFAS 143, uncertainties (probability) in the amount and timing of settlement are incorporated into the fair value measure of the recognized liability, whereas under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and FASB Interpretation 14, “Reasonable Estimation of the Amount of a Loss,” uncertainties are considered in determining recognition of a liability.

Present Value of Obligation

     SFAS 143 requires that the fair value of the asset retirement obligation be discounted using a credit adjusted risk-free rate.

Capitalization of Costs Related to Environmental Contamination

     SFAS 143 requires capitalization of costs as a component of fixed assets to the extent there is a corresponding operating asset. Emerging Issues Task Force Issue No. 90-8, “Capitalization of Costs to Treat Environmental Contamination,” permitted capitalization of environmental remediation costs incurred in preparing a property for sale.

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

Hercules Incorporated
Notes to Consolidated Financial Statements

     The following table provides a reconciliation of the changes in the asset retirement obligations during the period.

	(Dollars in millions)
		SFAS 143 Adoption
	Balance	Cumulative	Capitalized			Balance
	January 1,	Effect	Retirement	Liabilities		December 31,
	2003	Adjustment	Obligations	Settled	Accretion	2003
Capitalized remediation costs	$18	$(18)	$—	$—	$—	$—
Environmental Remediation Liabilities:
SFAS 143 ARO sites	(85)	(26)	(2)	12	(2)	(103)
Non-SFAS 143 sites	(3)	—	—	—	—	(3)

	$(70)	$(44)	$(2)	$12	$(2)	$(106)

     Had the Company adopted SFAS 143 effective January 1, 2002, the liability for asset retirement obligations as of that date would have been $122 million.

13. Commitments and Contingencies

Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Company has adopted the disclosure requirements of FIN 45 as of December 31, 2002. Disclosures about each group of similar guarantees are provided below:

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

     The Company’s Consolidated Financial Statements include $7 million of outstanding directly guaranteed obligations, including $2 million recorded as debt and $5 million recorded as pension liability. The Company has provided approximately $3 million in collateral through a mortgage security related to the pension liability. Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations. The Company will be required to perform on these guarantees in the event of default by the guaranteed party.

     The Company guarantees the obligations of Hercules Trust I and Hercules Trust II on the preferred securities (see Note 6).

Hercules Incorporated
Notes to Consolidated Financial Statements

Intercompany Guarantees

     The Company and its subsidiaries have intercompany guarantees between and among themselves, which aggregate approximately $156 million as of December 31, 2003. These guarantees relate to intercompany loans used to facilitate normal business transactions such as the sale and purchase of products. All of the $156 million has been eliminated from the Company’s consolidated financial statements.

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

Environmental

     In the ordinary course of its business, the Company is subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances. Changes in these laws and regulations may have a material adverse effect on the Company’s financial position and results of operations. Any failure by the Company to adequately comply with such laws and regulations could subject the Company to significant future liabilities.

     Hercules has been identified as a potentially responsible party (“PRP”) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. The range of the reasonably possible share of costs for the investigation and cleanup of current and former operating sites, and other locations where the Company may have a known liability is between $106 million and $218 million. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 years.

     Hercules becomes aware of sites in which it may be named a PRP in investigatory and/or remedial activities through correspondence from the U.S. Environmental Protection Agency (“EPA”) or other government agencies or from previously named PRPs, who either request information or notify the Company of its potential liability. The Company has established procedures for identifying environmental issues at its plant sites. In addition to environmental audit programs, the Company has environmental coordinators who are familiar with environmental laws and regulations and act as a resource for identifying environmental issues.

     United States, et al. v. Vertac Corporation, et al., USDC No. LR-C-80-109 and LR-C-80-110 (E.D. Ark.)

     This case, a cost-recovery action based upon the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”, or the Superfund statute), as well as other statutes, has been pending since 1980, and involves liability for costs in connection with the investigation and remediation of the Vertac Chemical Company (“Vertac”) site in Jacksonville, Arkansas. Hercules owned and operated the site from December 1961 until 1971. The site was used for the manufacture of certain herbicides and, at the order of the United States, Agent Orange. In 1971, the site was leased to Vertac’s predecessor. In 1976, Hercules sold the site to Vertac. The site was abandoned by Vertac in 1987, and Vertac was subsequently placed into receivership. Both prior to and following the abandonment of the site, the EPA and the Arkansas Department of Pollution Control and Ecology (“ADPC&E”) were involved in the investigation and remediation of contamination at and around the site. Pursuant to several orders issued under CERCLA, Hercules actively participated in many of these activities. The cleanup is essentially complete, except for certain on-going maintenance and monitoring activities. This litigation primarily concerns the responsibility and allocation of liability for the costs incurred in connection with the activities undertaken by EPA and the ADPC&E.

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

     On February 8, 2000, the District Court issued a final judgment on the allocation between Hercules and Uniroyal finding Uniroyal liable for 2.6 percent and Hercules liable for 97.4 percent of the costs at issue. Hercules timely appealed

Hercules Incorporated
Notes to Consolidated Financial Statements

that judgment. Oral argument on both appeals was held before the Eighth Circuit on June 12, 2000. On April 10, 2001, the United States Court of Appeals for the Eighth Circuit issued an opinion in the consolidated appeals described above. In that opinion, the Appeals Court reversed the District Court’s decision which had held Hercules jointly and severally liable for costs incurred and to be incurred at the Jacksonville site, and remanded the case back to the District Court for several determinations, including a determination of whether the harms at the site giving rise to the government’s claims were divisible. The Appeals Court also vacated the District Court’s allocation decision holding Hercules liable for 97.4 percent of the costs at issue, ordering that these issues be revisited following further proceedings with respect to divisibility. Finally, the Appeals Court affirmed the judgment of liability against Uniroyal.

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

Alleghany Ballistics Laboratory

     The Alleghany Ballistics Laboratory (“ABL”) is a government-owned facility, which was operated by Hercules from 1945 to 1995 under contract with the United States Department of the Navy. The Navy has notified Hercules that it would like to negotiate with Hercules with respect to certain environmental liabilities which, the Navy alleges, are attributable to Hercules’ past operations at ABL. In recent discussions, the Navy has stated that, pursuant to CERCLA, it has spent a total of $24.8 million and expects to spend an additional $44 million over the next 10 years. The Company is currently investigating the Navy’s allegations, including the basis of the Navy’s claims, and whether the contracts with the government pursuant to which the Company operated ABL may provide to the Company a defense from some or all of the amounts sought. At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported above.

     At December 31, 2003, the Company’s accrued liability for environmental remediation was $106 million. The extent of liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these environmental matters could have a material effect upon the results of operations and the financial position of Hercules, and the resolution of any of these matters during a specific period could have a material effect on the quarterly or annual results of that period.

Litigation

     The Company is a defendant in numerous asbestos-related personal injury lawsuits and claims which typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of the Company’s former subsidiaries to a limited industrial market (“products claims”). The Company is also a defendant in lawsuits alleging exposure to asbestos at facilities formerly or presently owned or operated by the Company (“premises claims”). Claims are received and settled or otherwise resolved on an on-going basis. In late December 1999, the Company entered into a settlement agreement to resolve the majority of the claims then pending. In connection with that settlement, the Company also entered into an agreement with several of the insurance carriers, which sold primary and first level excess insurance policies insuring that former subsidiary. Under the terms of that agreement, the majority of the amounts paid to resolve those products claims were insured, subject to the limits of the insurance coverage provided by those policies. The terms of both settlement agreements are confidential.

     Since entering into the agreements referenced in the above paragraph, the Company has continued to receive and settle or otherwise resolve claims on an on-going basis. Between January 1, 2003 and December 31, 2003, the Company received approximately 16,885 new claims, over half of which were included in “consolidated” complaints naming anywhere from one hundred to thousands of plaintiffs and a large number of defendants, but providing little information connecting any specific plaintiff’s alleged injuries to any specific defendant’s products or premises. It is the Company’s belief that a significant majority of these “consolidated” claims will be dismissed for no payment. During that same time period, the Company also received approximately 3,175 other new claims, all of which were included in “consolidated” complaints and which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability. With respect to total claims pending, as of January 31, 2004, there were approximately 33,220 unresolved claims, of which approximately 1,080 were premises claims and the rest were products claims. There were also approximately 1,615 unpaid claims which have been settled or are subject to the terms of a settlement agreement. In addition, as of January 31, 2004, there were approximately 11,920 claims (an amount that includes the 3,175 claims noted above) which have either been dismissed without payment or are in the process of being

Hercules Incorporated
Notes to Consolidated Financial Statements

dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.

     In June and July 2003, the Company entered into several settlement agreements which will permanently resolve approximately 12,500 claims. Of those claims, approximately 3,600 are categorized as “unresolved” in the above paragraph, and approximately 8,900 are among those claims that have been dismissed without payment or are in the process of being dismissed without payment. The terms of these settlement agreements are confidential. The Company believes that the vast majority of these claims will be permanently dismissed without payment.

     The Company’s primary and first level excess insurance policies that provided coverage for these asbestos-related matters have exhausted their limits. The Company has not yet reached agreement with its other insurance carriers to fund the cost of defending and resolving its asbestos-related matters. As a result, until the Company’s other insurance carriers begin to fund the cost of defending and resolving these matters, the Company will have to fully fund the cost of defending and resolving these matters. Net of insurance payments received or made on its behalf, the Company spent $40 million on these matters during the year ended December 31, 2003, including $7 million of legal expenses. Nonetheless, based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment and anticipated future claims, the Company believes that it and its former subsidiary together have sufficient additional insurance to cover the majority of its current and estimated future asbestos-related liabilities. However, there can be no assurance that such liabilities will be sufficiently covered.

     The foregoing is based on the Company’s assumption that the number of future claims filed per year and claim resolution payments will vary considerably from year-to-year and by plaintiff, disease, venue and other circumstances, but will, when taken as a whole, remain relatively consistent with the Company’s experience to date and will decline as the population of potential future claimants expires due to non-asbestos-related causes. It is also based on the results of the study discussed below, the Company’s evaluation of potentially available insurance coverage and its review of the relevant case law. However, the Company recognizes that the number of future claims filed per year and claim resolution payments could greatly exceed those reflected by its past experience and contemplated by the study referenced below, that the Company’s belief of the range of its reasonably possible financial exposure could change as the study referenced below is periodically updated, that its evaluation of potentially available insurance coverage may change depending upon numerous variables including risks inherent in litigation, potential legislation, and the risk that one or more insurance carriers may refuse or be unable to meet its obligations to the Company, and that conclusions resulting from its review of relevant case law may be impacted by future court decisions or legislative or other changes in the law.

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

     The Company commissioned a study of its asbestos-related liabilities by Professor Eric Stallard, who is a Research Professor of Demographic Studies at a major national university and a Member of the American Academy of Actuaries. Professor Stallard is a consultant with broad experience in estimating such liabilities. Based on the results of the study undertaken by Professor Stallard, the Company estimated that its reasonably possible financial exposure for these matters (excluding approximately $1 million for previously settled but unpaid claims) ranged from $220 million to $675 million. Due to inherent uncertainties in estimating the timing and amounts of future payments, this range does not include the effects of inflation and has not been discounted for the time value of money. In addition, the range of financial exposures set forth above does not include estimates for future legal costs. It is the Company’s policy to expense these costs as incurred. As stated above, the Company presently believes that the majority of this range of financial exposures will ultimately be funded by insurance proceeds. Cash payments related to this exposure are expected to be made over an extended number of years and actual payments, when made, could be for amounts in excess of the range due to potential future changes in estimates as well as the effects of inflation.

     Due to the dynamic nature of asbestos litigation and the present uncertainty concerning the participation of its excess insurance carriers, the Company’s estimates are inherently uncertain, and these matters may present significantly greater financial exposures than presently anticipated. In addition, the Company intends to periodically update the asbestos study referenced in the above paragraph, and further analysis combined with new data received in the future could result in

Hercules Incorporated
Notes to Consolidated Financial Statements

a material modification of the range of reasonably possible financial exposure set forth above. As a result of all of the foregoing, the Company’s liability with respect to asbestos-related matters could exceed present estimates and may require a material change in the accrued liability for these matters within the next 12 months. If the Company’s liability does exceed amounts recorded in the balance sheet, the Company presently believes that the majority of any additional liability it may reasonably anticipate will be paid or reimbursed by its insurance carriers. However, there can be no assurance that such liabilities will be reimbursed.

     The findings of the study referenced above identify a range of the Company’s reasonably possible financial exposure for these asbestos-related matters. The Company increased its accrual for present and future potential asbestos claims before anticipated insurance recoveries at December 31, 2003 to $221 million, reflecting the low end of the range noted above and $1 million for previously settled but unpaid asbestos cases, resulting in a charge of $55 million in the period related to these matters. At December 31, 2003, the Company believes that it is probable that $169 million of the $221 million accrual will be funded by or recovered from insurance carriers. That belief, which is subject to the various assumptions set forth herein, is based on many factors that have been evaluated by the Company, along with its outside insurance coverage counsel, including the indemnity and defense payments that have been made by its now exhausted insurers and by some of its other insurers, the limits of remaining potentially available insurance coverage, and the range of possible outcomes in the Company’s insurance coverage litigation taking into account, among other considerations, the facts and status of that litigation and the relevant case law. At December 31, 2003, the Consolidated Balance Sheet reflects a current insurance receivable of $7 million and a long-term insurance receivable of $162 million. The Company does not offset estimated insurance receivables against its estimated liability.

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

     In August 1999, the Company was sued in an action styled as Cape Composites, Inc. v. Mitsubishi Rayon Co., Ltd., Case No. 99-08260 (U.S. District Court, Central District of California), one of a series of similar purported class action lawsuits brought on behalf of purchasers (excluding government purchasers) of carbon fiber and carbon prepreg in the United States from the named defendants from January 1, 1993 through January 31, 1999. The lawsuits were brought following published reports of a Los Angeles federal grand jury investigation of the carbon fiber and carbon prepreg industries. In these lawsuits, plaintiffs allege violations of Section 1 of the Sherman Antitrust Act for alleged price fixing. In September 1999, these lawsuits were consolidated by the Court into a case captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California), with all related cases ordered dismissed. This lawsuit is proceeding through discovery and motion practice. On May 2, 2002, the Court granted plaintiffs’ Motion to Certify Class. The Company is named in connection with its former Composites Products Division, which was sold to Hexcel Corporation in 1996, denies liability and will vigorously defend this action.

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

     In June 2002, a purported class action was filed in Massachusetts under the caption Saul M. Ostroff, et al. v. Newport Adhesives, et al., Civil Action No. 02-2385, Superior Court of Middlesex County. This matter is a purported class action brought on behalf of consumers who purchased merchandise manufactured with carbon fiber, and alleges the same types of price fixing activities alleged in the actions described in the above two paragraphs. In October 2002, the Company was notified that Horizon Sports Technologies had “opted out” of the federal antitrust class action described above (Thomas & Thomas Rodmakers) and filed its own suit against Hercules and the other defendants in that action (Horizon Sports Technologies, Inc. v. Newport Adhesives and Composites, Inc., et al., Case No. CV02-8126 FMC (RNEX), U.S. District Court, Central District of California, Western Division).

     Further, in April 2002, a related “Qui Tam” action was unsealed by the U.S. District Court for the Southern District of California. That action is captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al.,

Hercules Incorporated
Notes to Consolidated Financial Statements

(Civil Action No. 99 CV 1557 JM JAH), was filed under seal in 1999, and is a “False Claims” action brought pursuant to the False Claims Act (31 U.S.C. Section 729 et seq.). In that action, the relators, in the name of the U.S. Government, allege the same price fixing activities which are the subject of the above-described actions. The relators then allege that those alleged price fixing activities resulted in inflated prices being charged by the defendant carbon fiber manufacturers to defense contractors, who, in turn, submitted claims for payment to the U.S. Government under various government contracts. It is alleged that those claims for payment were “false claims” because the prices charged for the carbon fiber and carbon prepreg were “fixed” contrary to the laws of the United States. By Order dated November 14, 2002, the Court dismissed the relators’ complaint without prejudice because the complaint did not meet certain pleading requirements under the Federal Rules of Civil Procedure. The relators filed a First Amended Complaint on January 3, 2003. By Order dated July 29, 2003, the Court dismissed the First Amended Complaint without prejudice for similar reasons and provided the relators thirty days to re-file their complaint; that time period was subsequently extended by sixty days. The relators filed a Second Amended Complaint on or about October 30, 2003. The defendants have filed a motion to have that complaint dismissed, but no decision has yet been issued by the Court. The Company denies liability and will vigorously defend each of these actions.

     In connection with the grand jury investigation noted above in the paragraph describing the Cape Composites litigation, in January 2000, the United States Department of Justice (“DOJ”), Antitrust Division, served a grand jury subpoena duces tecum upon Hercules. The Company has been advised that it is one of several manufacturers of carbon fiber and carbon prepreg that have been served with such a subpoena. In December 2003, the Company was advised that the grand jury investigation had been closed.

     In November 2002, an action for declaratory judgment was filed in the U.S. District Court for the District of Delaware under the caption of Atofina Chemicals, Inc. and Atofina v. Hercules Incorporated (Civil Action No. 02-1613). In this action, Atofina sought a declaratory judgment that Hercules cannot recover antitrust damages for purchases of monochloracetic acid (“MCAA”) that Hercules made outside of the United States or for purchases from producers of MCAA not alleged to have participated in any conspiracy to fix prices and allocate the market for MCAA. In response, Hercules counter-claimed, seeking damages from and injunctive relief against Akzo Nobel Chemicals, Atofina Chemicals, Hoechst AG, Hoechst Celanese, Clariant and others related to the fixing of prices of MCAA and sodium monochloracetate from approximately 1995 through 2000. The lawsuit is in pre-trial proceedings. Hercules has settled with some of the parties. The terms of the settlements are confidential.

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

     On January 31, 2003, the Court granted a Motion for Class Certification in a lawsuit captioned Douglas C. Smith, Individually and on Behalf of All Others Similarly Situated v. Hercules Incorporated and Thomas Gossage, CA No. 01C-08-291 WCC, Superior Court of Delaware, New Castle County. This lawsuit, which was filed on August 31, 2001, on behalf of Mr. Smith and a class of approximately 130 present and former Hercules employees, seeks payments under the “Integration Synergies Incentive Compensation Plan” (the “Plan”), a program put into place by the Company following its acquisition of BetzDearborn Inc. in October 1998. The goal of the Plan was to provide certain financial incentives to specific employees who were deemed to have significant impact on the integration of BetzDearborn Inc. into Hercules Incorporated. The amount to be paid under the Plan was tied to the successful achievement of “synergies,” which were defined as the annualized reduction of expenses or improvement of profits realized as a result of the integration of BetzDearborn Inc. into Hercules. The lawsuit essentially alleges that the payments made under the Plan were not adequate and that the Company breached the terms of the Plan. The lawsuit seeks payments of between $25 million and $30 million, although the Company does not believe that any payments are owed to the class members. In February 2003, plaintiffs

Hercules Incorporated
Notes to Consolidated Financial Statements

agreed to dismiss Thomas Gossage from the lawsuit. In June 2003, potential members who had previously signed releases in favor of the Company were provided an opportunity to “opt in” to the class, and the remaining class members were provided an opportunity to “opt out” of the class. As a result of this process, the size of the class has been reduced to approximately 87 members and, as a result, the maximum potential damages payable to the class, even should plaintiffs prevail, should be significantly lower than the amounts noted above. Trial is scheduled for April 2004. The Company denies any liability to the plaintiffs and is vigorously defending this action.

     Agent Orange is a defoliant that was manufactured by several companies, including Hercules, at the direction of the U.S. Government, and used by the U.S. Government in military operations in both Korea and Vietnam from 1965 to 1970. In 1984, as part of a class action settlement, the Company and other defendants settled the claims of persons who were in the U.S., New Zealand and Australian Armed Forces who alleged injury due to exposure to Agent Orange. In Re “Agent Orange” Prod. Liab. Litig., 597 F. Supp. 740 (E.D.N.Y. 1984). Following that settlement, all claims for alleged injuries due to exposure to Agent Orange by persons who had served in the Armed Forces of those countries were treated as covered by that class action settlement.

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

     On February 9, 2004, the U.S. District Court for the Eastern District of New York issued a series of rulings granting several motions filed by defendants in the two cases that had been remanded to the U.S. District Court by the U.S. Court of Appeals for the Second Circuit on remand from the U.S. Supreme Court (In re: “Agent Orange” Product Liability Litigation: Joe Isaacson, et al v. Dow Chemical Company, et al. and Daniel Ray Stephenson, et al. v. Dow Chemical Company, et al. (MDL 381, CV 98-6383 (JBW), CV 99-3056 (JBW))). In relevant part, those rulings held that plaintiffs’ claims against the defendant manufacturers of Agent Orange are properly removable to federal court under the “federal officer removal statute” and that such claims are subject to dismissal by application of the “government contractor defense.” The Court then dismissed plaintiffs’ claims, but stayed its decision until October 12, 2004, to permit plaintiffs time to pursue additional discovery to support their position that the government contractor defense should not apply to their claims, and to seek reconsideration of the Court’s dismissal order.

     The Company believes that it has substantial meritorious defenses to all of the Agent Orange-related claims described above, and that may yet be brought. To that end, the Company denies any liability to plaintiffs, and will vigorously defend all actions now pending or that may be brought in the future.

     On October 6, 2003, the Company received a Notice of Deficiency with respect to the Company’s 1996 through 1997 federal income tax returns wherein, among other issues, the IRS is disallowing a capital loss that the Company carried back to 1996 and 1997. The IRS has indicated that it will not settle that issue prior to a final decision after trial on the merits. The IRS has indicated that it is willing to address the other issues included in the Notice of Deficiency through standard IRS administrative appeals procedures without litigation. On December 23, 2003, the Company filed a Petition asking the U.S. Tax Court for a re-determination of the deficiency set forth in the October 6, 2003 Notice of Deficiency. The Company believes that it is remote that the ultimate disposition of these issues will have a material adverse impact on the Company’s financial position in light of existing tax reserves and amounts already on deposit with the IRS.

     At December 31, 2003, the consolidated balance sheet reflects a current liability of approximately $49 million and a long-term liability of approximately $176 million for litigation and claims. These amounts represent management’s best estimate of the probable and reasonably estimable losses related to litigation or claims. The extent of the liability and recovery is evaluated quarterly. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the financial position of Hercules, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

Hercules Incorporated
Notes to Consolidated Financial Statements

14. Company-obligated Preferred Securities of Subsidiary Trusts

     The Company has determined that (i) Hercules Trust I and Hercules Trust II (the “Trusts”) are variable interest entities and (ii) the Company is not the primary beneficiary of the Trusts pursuant to the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). Accordingly, the Company has de-consolidated the Trusts at December 31, 2003. Summarized below is the condensed financial information of the Trusts as of December 31, 2003.

	(Dollars in millions)
	Hercules	Hercules
	Trust I	Trust II
Non-current assets	363	262

Non-current liabilities	363	262

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

17. Additional Balance Sheet Detail (Restated)

	(Dollars in millions)
	2003	2002
Property, plant and equipment:
Land	$20	$21
Buildings and equipment	1,979	1,873
Construction in progress	40	31

Total	2,039	1,925
Accumulated depreciation and amortization	(1,362)	(1,262)

Property, plant and equipment, net	$677	$663

	(Dollars in millions)
	2003	2002
	As Restated
	(Note 26)
Deferred charges and other assets:
Insurance receivables — non-current	$162	$128
Tax deposits	52	87
Capitalized software	84	86
Prepaid pension assets	35	21
Investments	51	7
Other	81	127

	$465	$456

Hercules Incorporated
Notes to Consolidated Financial Statements

	(Dollars in millions)
	2003	2002
Accrued expenses:
Compensation and benefits	$57	$48
Income taxes payable	14	7
Current deferred income taxes	8	6
Current pension liability	8	5
Severance and other exit costs	6	22
Interest payable	8	10
Current portion of postretirement benefits	23	23
Current portion of litigation accrual	4	4
Current portion of asbestos accrual	45	24
Current portion of environmental accrual	19	27
Other	51	101

	$243	$277

	(Dollars in millions)
	2003	2002
Deferred credits and other liabilities:
Asbestos accrual — non-current	$176	$193
Environmental accrual — non-current	87	61
Non-current income tax liabilities	99	110
Deferred rent	45	51
Other	87	78

	$494	$493

18. Severance and Other Exit Costs

     The consolidated balance sheet reflects liabilities for employee severance benefits and other exit costs of $6 million and $22 million at December 31, 2003 and 2002, respectively. During 2001, management authorized and committed to a plan to reduce the workforce as part of the comprehensive cost reduction and work process redesign program, incurring $51 million of restructuring charges for employee termination benefits and exit costs related to facility closures. During 2002, the estimate for severance benefits and other exit costs related to facility closures and contract terminations increased $22 million and $3 million, respectively. During 2003, the Company incurred $2 million of additional charges, constituting the final employee termination benefits under this plan. The Company incurred an additional $5 million for employee termination benefits, recognized in accordance with Statement of Financial Accounting Standards No. 112, “Employer’s Accounting for Post-employment Benefits,” under its Dismissal Salary and Dismissal Wage Plans (“Dismissal Plans”). Under these combined plans, approximately 1,412 employees have left or will leave the Company by June 30, 2004, of which 1,387 employees were terminated pursuant to these plans through December 31, 2003. Approximately 173 employees were terminated during the year ended December 31, 2003. The Company anticipates the remaining 25 employees will leave the Company prior to June 30, 2004. The plans include reductions throughout the Company with the majority of them from support functions.

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

Hercules Incorporated
Notes to Consolidated Financial Statements

     A reconciliation of activity with respect to the liabilities established for these plans is as follows:

	(Dollars in millions)
	2003	2002
Balance at beginning of year	$22	$43
Additional termination benefits and other exit costs	7	25
Cash payments	(21)	(39)
Reversals against goodwill	—	(3)
Reversals against earnings	(2)	(2)
Transferred with discontinued operations	—	(2)

Balance at end of year	$6	$22

     The balance at the end of 2003 represents severance benefits and other exit costs of which $3 million pertains to the continuing benefit payment streams under the 2001 restructuring plan and $3 million pertains to other severance benefits accounted for under the Company’s Dismissal Plans.

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring).” SFAS 146 defines the timing of the recognition of costs associated with exit or disposal activities, the types of costs that may be recognized and the methodology for calculating the fair value of such costs. The Company did not recognize any costs associated with exit or disposal activities pursuant to SFAS 146 during the year ended December 31, 2003.

19. Other Operating Expense (Income), Net

     Other operating expense, net, in 2003 includes $5 million of net charges for severance and other exit costs (see Note 18) and proxy and executive benefit costs of $4 million and $7 million, respectively. The executive benefit costs include approximately $5 million of special pension benefits granted to Dr. William H. Joyce prior to his retirement as the Company’s Chief Executive Officer and approximately $2 million for the vesting of Dr. Joyce’s previously granted restricted stock units. The Company also recognized net expense of $1 million in 2003 as a result of resolving issues related to prior year transactions.

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

     Other operating expense (income), net, in 2001 includes $74 million in net gains from the sale of the Company’s hydrocarbon resins business, select portions of its rosin resins business, its peroxy chemicals business and its 50% interest in Hercules-Sanyo, Inc. In addition, a pension curtailment gain of $5 million was recognized related to the divestiture of the Company’s hydrocarbon resins business and select portions of its rosins resins business. As a result of resolving issues relating to a prior year business divestiture, an additional gain of $5 million was recognized. The Company incurred $51 million in restructuring charges associated with the comprehensive cost reduction and work process redesign program (see Note 18). Partially offsetting these restructuring charges was $5 million of reversals pertaining to prior year plans. In addition, the Company recognized $10 million in net environmental expense, $5 million of executive severance charges, $5 million in pre-payment penalties relating to the ESOP credit facility, $3 million in fees related to the 2001 proxy contest and other matters and $1 million of income for other miscellaneous items.

Hercules Incorporated
Notes to Consolidated Financial Statements

20. Interest and Debt Expense

     Interest and debt costs are summarized as follows:

	(Dollars in millions)
	2003	2002	2001
Costs incurred	$131	$100	$207
Amount capitalized	—	1	3

Amount expensed	$131	$99	$204

     Interest and debt costs incurred in 2002 and 2001 exclude interest costs on the Company’s preferred securities. These costs were recognized as preferred security distributions of subsidiary trusts prior to 2003. Pursuant to the Company’s adoption of SFAS 150 on July 1, 2003, interest and debt costs on the preferred securities has been recognized as interest and debt expense for 2003 (see Note 6).

21. Other Expense, Net

     Other expense, net, consists of the following:

	(Dollars in millions)
	2003	2002	2001
Litigation settlements and accruals, net	$24	$6	$13
Net gains on dispositions	—	(3)	(3)
Debt extinguishment	—	44	—
Repurchase of CREST preferred securities	(7)	—	—
Repurchase of 11.125% senior notes	5	—	—
Asbestos accruals, net	6	65	3
Asset impairment	2	—	—
Foreign currency exchange	1	(2)	(6)
Other, net	(2)	5	1

	$29	$115	$8

     Litigation settlements and accruals, net, in all years primarily represent certain other legal expenses and settlements associated with former operations of the Company. Litigation settlements and accruals in 2003 include, among other items, $7 million for expenses related to asbestos litigation, $6 million for worker’s compensation related to divested businesses and $5 million for legal costs primarily associated with former operations of the Company. The Company recognized $6 million, $65 million and $3 million in net charges for additional estimated asbestos litigation exposures for years ended December 31, 2003, 2002 and 2001, respectively, (see Note 13). Additionally, in 2002, the Company recognized $44 million for debt prepayment penalties and the write-off of debt issuance costs associated with the repayment of debt with the proceeds from the sale of the BetzDearborn Water Treatment Business (see Notes 6 and 25). Net gains on dispositions include a $3 million gain from the sale of the corporate jet, hangar and artwork in 2002 and a $3 million gain from the sale of the country club in 2001.

     The Company recognized a net gain of $7 million ($5 million after tax) on the purchase of 46,000 CRESTS Units preferred securities and a $5 million loss from the repurchase of 11 1/8% senior notes which had a book value of $24 million. With respect to the gain on the CRESTS Units preferred securities, pursuant to the adoption of FIN 46(R) the Company de-consolidated Hercules Trust II and recognized an after-tax loss of $5 million as a cumulative effect of a change in accounting principle to defer the gain from the purchase of the CRESTS Units preferred securities until Hercules Trust II is liquidated.

Hercules Incorporated
Notes to Consolidated Financial Statements

22. Earnings (Loss) per Share

     The following table shows the amounts used in computing earnings (loss) per share and the effect on income (loss) and the weighted-average number of shares of dilutive common stock:

	(Dollars in millions, except per share)
	2003			2002			2001
			Earnings						(Loss)
	Income		(loss)			Loss per	(Loss)		earnings
	(loss)		per share	Loss		share	income		per share
Basic:
Continuing operations	$74		$0.69	$(47)		$(0.44)	$(109)		$(1.04)
Discontinued operations	4		0.04	(196)		(1.85)	56		0.53
Cumulative effect of changes in accounting principle	(33)		(0.31)	(368)		(3.47)	—		—

Net income (loss)	$45		$0.42	$(611)		$(5.76)	$(53)		$(0.51)

Weighted average number of basic shares (millions)	107.8(b)			106.0(b)			104.8(b)
Diluted:
Continuing operations	$74		$0.69	$(47)		$(0.44)	$(109)		$(1.04)
Discontinued operations	4		0.04	(196)		(1.85)	56		0.53
Cumulative effect of changes in accounting principle	(33)		(0.31)	(368)		(3.47)	—		—

Net income (loss)	$45		$0.42	$(611)		$(5.76)	$(53)		$(0.51)

Weighted average number of diluted shares (millions)	107.9	(a,b)		106.0	(a,b)		104.8	(a,b)

(a)	For the years ended December 31, 2003, 2002 and 2001, the Company had approximately 0.2 million convertible subordinated debentures. However, the common stock shares into which these debentures are convertible have not been included in the dilutive share calculations for the years 2002 and 2001 because the impact of their inclusion would be anti-dilutive.

(b)	The Company has restated its basic and diluted weighted-average number of shares pursuant to the method prescribed by SOP 93-6 which requires the exclusion of unallocated employee stock ownership plan shares from the calculation of shares outstanding (see Note 1).

23. Operations by Industry Segment and Geographic Area

     The financial information below regarding the Company’s segments, which includes net sales, profit from operations and capital employed, is presented in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Subsequent to the sale of the BetzDearborn Water Treatment Business on April 29, 2002, the Company realigned its segments. The Company has identified two reportable segments, Performance Products and Engineered Materials and Additives. Historical information has been restated to conform to the current presentation.

     Performance Products (Pulp and Paper and Aqualon): Products and services in Pulp and Paper are designed to enhance customers’ profitability by improving production yields and overall product quality, and to better enable customers to meet their environmental objectives and regulatory requirements.

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

Hercules Incorporated
Notes to Consolidated Financial Statements

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

     The Company evaluates performance and makes decisions based primarily on cash flow, profit from operations and return on capital employed. Consolidated capital employed represents the total resources employed in the Company and is the sum of total debt, Company-obligated preferred securities of subsidiary trusts and stockholders’ equity. Capital employed in each reportable segment represents the net operating assets employed to conduct business in that segment and generally includes working capital (excluding cash) and property, plant and equipment. Other assets and liabilities, primarily goodwill and other intangibles, not specifically allocated to business segments, are reflected in corporate in the table below.

     Hercules has no single customer representing greater than 10% of its revenues.

Geographic Reporting

     For geographic reporting, no single country, outside the United States, is material for separate disclosure. However, because the Company has significant foreign operations, revenues and net property, plant and equipment are disclosed by geographic region.

     Revenues are reported on a “customer basis,” meaning that net sales are included in the geographic area where the customer is located. Net property, plant and equipment is included in the geographic areas in which the producing entities are located.

     Intersegment sales are eliminated in consolidation.

Hercules Incorporated
Notes to Consolidated Financial Statements

	(Dollars in millions)
		Engineered
	Performance	Materials and
Industry Segments	Products	Additives	Corporate		Consolidated
2003
Net sales	$1,483	$363	$—		$1,846
Profit (loss) from operations	262	9	(16	)(c)	255
Interest and debt expense					131
Preferred security distributions of subsidiary trusts					—
Other expense, net					29

Income before income taxes and equity income (loss)					95

Capital employed (a)	1,189	287	(48	)(b)	1,428
Capital expenditures	39	5	4		48
Depreciation and amortization	74	21	5		100
2002*
Net sales	$1,385	$320	$—		$1,705
Profit (loss) from operations	243	18	(41	)(c)	220
Interest and debt expense					99
Preferred security distributions of subsidiary trusts					58
Other expense, net					115

Loss before income taxes and equity income (loss)					(52)

Capital employed (a)	1,085	235	64	(b)	1,384
Capital expenditures	31	9	3		43
Depreciation and amortization	72	18	10		100
2001*
Net sales	$1,351	$425	$—		$1,776
Profit (loss) from operations	154	11	19	(d)	184
Interest and debt expense					204
Preferred security distributions of subsidiary trusts					58
Other expense, net					8

Loss before income taxes and equity income (loss)					(86)

Capital employed (a)	479	116	2,697	(b)	3,292
Capital expenditures	35	10	7		52
Depreciation and amortization	80	32	22		134

*Prior year information has been restated for the Company’s change in method of accounting for its Employee Stock Ownership Plan (see Note 1).

Hercules Incorporated
Notes to Consolidated Financial Statements

	United
Geographic Areas	States	Europe	Americas (e)	Asia Pacific	Total
2003
Net Sales	$885	$693	$94	$174	$1,846
Property, plant and equipment, net	344	303	12	18	677
2002
Net Sales (f)	$870	$586	$89	$160	$1,705
Property, plant and equipment, net	350	280	12	21	663
2001
Net Sales (f)	$928	$587	$104	$157	$1,776
Property, plant and equipment, net	523	302	41	37	903

(a)	Represents total segment assets net of operating liabilities. The 2001 figures do not include the capital employed by the divested Water Treatment Business.

(b)	Includes assets and liabilities not specifically allocated to business segments, primarily intangibles and other long-term assets, net of liabilities, except the 2001 balance which also includes goodwill.

(c)	Includes net environmental charges, restructuring charges relating to the 2001 cost reduction program (see Note 18), and years 2002 and 2001 include additional loss recognition relating to prior year business divestitures. Partially offsetting these charges were restructuring reversals pertaining to prior year plans (see Note 18).

(d)	Includes environmental charges, legal and insurance expenses, pre-payment penalties relating to the ESOP credit facility (see Note 10) and restructuring charges relating to the 2001 cost reduction program (see Note 18). Partially offsetting these charges were net gains from the sale of the hydrocarbon resins business, select portions of the rosins resins business and the peroxy chemicals business, restructuring reversals pertaining to prior year plans, a pension curtailment gain and an additional gain recognition relating to a prior year business divestiture.

(e)	Excluding operations in the United States of America.

(f)	Excludes sales of the divested BetzDearborn Water Treatment Business.

24. Derivative Financial Instruments and Risk Management

     The Company enters into forward-exchange contracts and currency options to reduce currency exposure.

Notional Amounts and Credit Exposure of Derivatives

     The notional amounts of the derivative contracts summarized below do not represent the amounts exchanged by the parties involved and thus, are not a measure of the Company’s exposure to various risks through its use of derivatives. The amounts exchanged by the parties are calculated on the basis of the notional amounts, underlyings such as interest rates and foreign currency rates of exchange and other terms of the derivative contracts.

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

Hercules Incorporated
Notes to Consolidated Financial Statements

Fair Values

     The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2003 and 2002:

	(Dollars in millions)
	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Investment securities (available for sale)	$1	$1	$2	$2
Long-term debt	(1,326)	(1,364)	(738)	(777)
Company-obligated preferred securities of subsidiary trusts	—	—	(624)	(517)
Foreign exchange contracts	—	1	—	—

     Fair values of derivative contracts are indicative of cash that would have been required had settlement been made at December 31, 2003 and 2002.

Basis of Valuation

•	Investment securities: Quoted market prices.

•	Long-term debt: Present value of expected cash flows related to existing borrowings discounted at rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

•	Company-obligated preferred securities of subsidiary trusts: Year-end interest rates and Company common stock price.

•	Foreign exchange contracts: Year-end exchange rates.

•	Currency swaps: Year-end interest and exchange rates.

•	Interest rate swap contracts: Bank or market quotes or discounted cash flows using year-end interest rates.

25. Acquisitions, Divestitures and Other Subsequent Events

     On December 1, 2003, Hercules completed the acquisition of Jiangmen Quantum Hi-Tech Biotechnical Engineering Co. Ltd. (“Quantum”). Quantum is the leading producer of carboxymethylcellulose (CMC) products in China. Located in Jiangmen City, Guangdong Province, the plant has current production capacity of 6,000 MT (metric tons) with room to expand. Quantum’s leading key markets include food, toothpaste, ceramics and paper, with annual sales of approximately $10 million. The Company has concluded the acquisition is a business combination as defined in Statement of Financial Accounting Standards No. 141, “Business Combinations.” The Company is in the process of identifying and valuing all the acquired assets and liabilities, including all intangible assets meeting the criteria for separate recognition.

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

	(Dollars in millions)
	Year Ended
	December 31,
	2002 [1]	2001
Net Sales	$269	$844
Profit from operations	53	118
Income before income taxes	55	116
Tax provision	21	60

Income from operations	34	56
Loss from disposal of business, including a provision for income taxes of $51 million for 2002	(230)	—

(Loss) income from discontinued operations	$(196)	$56

1 Results of operations for the period are through April 28, 2002.

Cash Flow from Discontinued Operations

	(Dollars in millions)
	2002	2001
Net cash provided by operations	$28	$209
Capital expenditures	(3)	(11)

Net cash flow from discontinued operations	$25	$198

     The major classes of assets and liabilities included in the consolidated balance sheet at the time of disposal were as follows:

(Dollars in millions)
Assets		Liabilities
Accounts receivables, net	$161	Accounts payable	$55
Inventory	76	Accrued expenses	35
Fixed assets	217	Other liabilities	178

Goodwill and other intangible assets	1,419		$268

Other assets	19

	$1,892

     On May 1, 2001, the Company completed the sale of its hydrocarbon resins business and select portions of its rosin resins business to a subsidiary of Eastman Chemical Company, receiving proceeds of approximately $244 million. On May 31, 2001, the Company completed the sale of its peroxy chemicals business to GEO Specialty Chemicals, Inc., receiving proceeds of approximately $92 million. Additionally, on May 25, 2001, the Company completed the sale of its interest in Hercules-Sanyo, Inc., a toner resin joint venture, to Sanam Corporation, a wholly-owned subsidiary of Sanyo Chemicals Industries, Ltd., the Company’s joint venture partner, receiving proceeds of approximately $8 million.

     On February 12, 2004, a subsidiary of the Company completed the sale of its minority ownership in CP Kelco ApS to a subsidiary of J. M. Huber Corporation for $27 million.

26. Restatement

     As a result of its June 24, 2004 settlement with the Internal Revenue Service (“IRS”) for the tax years 1990 through 1992 that indicated additional tax liabilities for such audit cycle, the Company initiated a review of the GAAP accounting for income taxes for the tax years 1987 through 1995. In conjunction with this review, the Company undertook an effort to analyze and reconcile the various general ledger tax account balances relative to the tax years 1990 through 1992, which expanded to encompass the handling of adjustments that should have occurred relative to the previously settled tax years 1987 through 1989 and the open tax years 1993 through 1995. In addition, the Company also reviewed the tax years 1996 and forward to confirm that there were no further implications in years subsequent to 1995 with respect to issues identified as a result of the 1987 through 1995 analysis. The review indicated cumulative additional tax liabilities for the years 1987 through 1995 that had not been reconciled to the various general ledger tax account balances.

     Based on this review, on November 9, 2004, the Company’s Chief Financial Officer determined that previously issued financial statements cannot be relied upon and that restatement of such previously issued financial statements is required. The Audit Committee of the Board of Directors (“Audit Committee”) concurred with this determination. The adjustments reflected in this Form 10-K/A primarily relate to the computation and application of foreign tax credits and reduce the tax deposit asset by $65 million, increase deferred tax assets by $17 million, and, as a result of the cumulative additional income tax expense to be recorded for the restated periods, reduce retained earnings and stockholders’ equity by $48 million as of January 1, 1996 and for previously reported periods affected through December 31, 2003. The restatement does not affect the previously reported results of operations for any periods subsequent to December 31, 1995. The following table reflects the impact of the restatement adjustments on the Consolidated Balances Sheets as of December 31, 2003 and 2002, respectively:

(Dollars in millions)

	Previously	As	Net Increase
	Reported	Restated	(Decrease)
As of December 31, 2003:
Deferred income taxes (non-current asset)	$27	$44	$17
Deferred charges and other assets (tax deposits)*	537	465	(72)
Total assets	2,766	2,711	(55)
Unearned compensation*	(80)	(87)	(7)
Retained earnings	1,543	1,495	(48)
Total stockholders’ equity*	66	11	(55)
Total liabilities and stockholders equity’	2,766	2,711	(55)

As of December 31, 2002:
Deferred income taxes (non-current asset)	$15	$32	$17
Deferred charges and other assets (tax deposits)	521	456	(65)
Total assets	2,807	2,759	(48)
Retained earnings	1,498	1,450	(48)
Total stockholders’ equity	(123)	(171)	(48)
Total liabilities and stockholders equity’	2,807	2,759	(48)

*	Also reflects a net decrease of $7 million related to the change in classification of the incentive stock plan activity from a net to a gross basis that is unrelated to the income tax adjustments noted above.

27. Condensed Consolidating Financial Information of Guarantor Subsidiaries

     The 11 1/8% senior notes due 2007 issued on November 14, 2000 are guaranteed by substantially all of the Company’s current and future wholly-owned domestic restricted subsidiaries (the “guarantor subsidiaries”). The senior credit facility entered into in December 2002 also provides for a guarantee by each guarantor subsidiary. The guarantees by each guarantor subsidiary are full and unconditional and joint and several. The indenture under which the Company’s 6.60% notes due 2027 and 6.625% notes, redeemed in 2003, were issued requires such notes to be guaranteed or secured on

Hercules Incorporated
Notes to Consolidated Financial Statements

the same basis as any other subsequently issued debt that is guaranteed or secured. As a result, at December 31, 2003, the following wholly-owned domestic restricted subsidiaries fully and unconditionally and jointly and severally guarantee the senior credit facility, the 6.60% notes due 2027 and the 11 1/8% notes due 2007.

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

     The non-guarantor subsidiaries include all of the Company’s foreign subsidiaries and certain domestic subsidiaries. The Company conducts much of its business through and derives much of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries. There are no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to the Company, however, there may be such restrictions for certain foreign non-guarantor subsidiaries.

     The following condensed consolidating financial information for the Company presents the financial information of Hercules, the guarantor subsidiaries and the non-guarantor subsidiaries based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiaries or non-guarantor subsidiaries operated as independent entities. In this presentation, Hercules consists of parent company operations. Guarantor subsidiaries and non-guarantor subsidiaries of Hercules are reported on an equity basis. For companies acquired during 1998, the goodwill and fair values of the assets and liabilities acquired have been presented on a “push-down” accounting basis. Additionally, prior year information has been restated for the Company’s change in accounting for its Employee Stock Ownership Plan (see Note 1), for the correction of an error related to deferred income tax and tax deposit assets for periods prior to January 1, 1996 and the change in classification of the incentive stock plan activity (see Note 26).

Hercules Incorporated
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2003

	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$509	$445	$1,024	$(132)	$1,846
Cost of sales	332	320	643	(128)	1,167
Selling, general, and administrative expenses	84	84	192	—	360
Research and development	17	17	5	—	39
Goodwill and intangible asset amortization	6	2	—	—	8
Other operating expenses (income), net	9	4	4	—	17

Profit (loss) from operations	61	18	180	(4)	255
Interest and debt expense (income), net	174	(59)	16	—	131
Preferred security distributions of subsidiary trusts	—	—	—	—	—
Other (expense) income, net	(23)	(5)	(1)	—	(29)

(Loss) income before income taxes and equity income (loss)	(136)	72	163	(4)	95
(Benefit) provision for income taxes	(52)	29	46	(2)	21
Equity income (loss) of affiliated companies	—	(1)	1	—	—
Equity income (loss) from consolidated subsidiaries	158	15	2	(175)	—

Net income (loss) from continuing operations	74	57	120	(177)	74

Net income on discontinued operations, net of tax	4	—	—	—	4

Net income (loss) before cumulative effect of change in accounting principle	78	57	120	(177)	78
Cumulative effect of change in accounting principle, net of tax	(33)	—	—	—	(33)

Net income (loss)	$45	$57	$120	$(177)	$45

Hercules Incorporated
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2002

	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$536	$423	$890	$(144)	$1,705
Cost of sales	333	294	557	(144)	1,040
Selling, general, and administrative expenses	94	73	181	—	348
Research and development	19	17	6	—	42
Goodwill and intangible asset amortization	5	3	1	—	9
Other operating (income) expense, net	(11)	31	26	—	46

Profit (loss) from operations	96	5	119	—	220
Interest and debt expense (income), net	215	(75)	(41)	—	99
Preferred security distributions of subsidiary trusts	—	—	58	—	58
Other (expense) income, net	(120)	—	4	1	(115)

(Loss) income before income taxes and equity income (loss)	(239)	80	106	1	(52)
(Benefit) provision for income taxes	(59)	35	21	—	(3)
Equity income (loss) of affiliated companies	—	2	—	—	2
Equity income (loss) from consolidated subsidiaries	133	(115)	5	(23)	—

Net (loss) income from continuing operations	(47)	(68)	90	(22)	(47)

Net (loss) income on discontinued operations, net of tax	(196)	18	12	(30)	(196)

Net (loss) income before cumulative effect of change in accounting principle	(243)	(50)	102	(52)	(243)
Cumulative effect of change in accounting principle, net of tax	(368)	(233)	(135)	368	(368)

Net (loss) income	$(611)	$(283)	$(33)	$316	$(611)

Hercules Incorporated
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2001

	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$587	$565	$888	$(264)	$1,776
Cost of sales	381	442	574	(264)	1,133
Selling, general, and administrative expenses	77	118	203	—	398
Research and development	29	16	8	—	53
Goodwill and intangible asset amortization	3	11	10	—	24
Other operating (income) expense, net	(60)	34	10	—	(16)

Profit (loss) from operations	157	(56)	83	—	184
Interest and debt expense (income), net	342	(108)	(30)	—	204
Preferred security distributions of subsidiary trusts	—	—	58	—	58
Other (expense) income, net	(13)	11	(6)	—	(8)

(Loss) income before income taxes and equity income (loss)	(198)	63	49	—	(86)
(Benefit) provision for income taxes	(28)	28	14	—	14
Equity income (loss) of affiliated companies	—	1	(10)	—	(9)
Equity income (loss) from consolidated subsidiaries	61	(10)	1	(52)	—

Net (loss) income before continuing operations	(109)	26	26	(52)	(109)
Net income (loss) from discontinued operations, net of tax	56	16	32	(48)	56
Net (loss) income before cumulative effect of change accounting principle	(53)	42	58	(100)	(53)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—

Net (loss) income	$(53)	$42	$58	$(100)	$(53)

Hercules Incorporated
Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet
December 31, 2003
As Restated (Note 26)

	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$9	$2	$114	$—	$125
Restricted cash	—	—	—	—	—
Accounts and notes receivable, net	121	55	239	—	415
Intercompany receivable	70	21	32	(123)	—
Inventories	46	58	97	(14)	187
Deferred income taxes	94	—	9	(10)	93

Total current assets	340	136	491	(147)	820
Property, plant and equipment, net	168	167	342	—	677
Investments in subsidiaries and advances, net	2,248	92	51	(2,391)	—
Goodwill and other intangible assets, net	223	90	392	—	705
Long-term deferred income taxes	150	—	13	(119)	44
Deferred charges and other assets	388	10	67	—	465

Total assets	$3,517	$495	$1,356	$(2,657)	$2,711

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$56	$18	$118	$—	$192
Accrued expenses	142	52	59	(10)	243
Intercompany payable	8	73	42	(123)	—
Short-term debt	2	—	20	—	22

Total current liabilities	208	143	239	(133)	457
Long-term debt	1,300	—	26	—	1,326
Deferred income taxes	—	119	78	(119)	78
Other postretirement benefits and other liabilities	696	73	70	—	839
Company-obligated preferred securities of subsidiary trusts	—	—	—	—	—
Intercompany notes payable (receivable)	1,302	(1,090)	(213)	1	—
Stockholders’ equity	11	1,250	1,156	(2,406)	11

Total liabilities and stockholders’ equity	$3,517	$495	$1,356	$(2,657)	$2,711

Hercules Incorporated
Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet
December 31, 2002
As Restated (Note 26)

	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$131	$7	$71	$—	$209
Restricted cash	125	—	—	—	125
Accounts and notes receivable, net	122	55	218	—	395
Intercompany receivable	80	23	27	(130)	—
Inventories	46	53	79	(11)	167
Deferred income taxes	28	22	(4)	—	46

Total current assets	532	160	391	(141)	942
Property, plant and equipment, net	177	162	324	—	663
Investments in subsidiaries and advances, net	2,351	67	51	(2,469)	—
Goodwill and other intangible assets, net	234	91	341	—	666
Long-term deferred income taxes	17	—	15	—	32
Deferred charges and other assets	366	13	77	—	456

Total assets	$3,677	$493	$1,199	$(2,610)	$2,759

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55	$18	$103	$—	$176
Accrued expenses	95	113	69	—	277
Intercompany payable	11	76	43	(130)	—
Short-term debt	126	—	19	—	145

Total current liabilities	287	207	234	(130)	598
Long-term debt	701	—	37	—	738
Deferred income taxes	(105)	116	69	—	80
Other postretirement benefits and other liabilities	742	74	74	—	890
Company-obligated preferred securities of subsidiary trusts	—	—	624	—	624
Intercompany notes payable (receivable)	2,223	(1,039)	(1,184)	—	—
Stockholders’ equity	(171)	1,135	1,345	(2,480)	(171)

Total liabilities and stockholders’ equity	$3,677	$493	$1,199	$(2,610)	$2,759

Hercules Incorporated
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2003

	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net Cash Provided By (Used In) Operations	$13	$53	$129	$(172)	$23
Cash Flow From Investing Activities:
Capital expenditures	(13)	(13)	(22)	—	(48)
Proceeds of investment and fixed asset disposals	4	1	5	—	10
Acquisitions, net of cash acquired	—	—	(10)	—	(10)
Decrease in restricted cash	125	—	—	—	125
Investment in trust preferred securities	(27)	—	—	—	(27)
Other, net	(2)	1	(1)	—	(2)

Net cash provided by (used in) investing activities	87	(11)	(28)	—	48

Cash Flow From Financing Activities:
Long-term debt repayments	(151)	—	(14)	—	(165)
Change in short-term debt	—	—	(1)	—	(1)
Change in intercompany, non-current	(66)	(47)	(104)	217	—
Repurchase of warrants	(7)	—	—	—	(7)
Common stock issued	2	—	—	—	2
Dividends paid	—	—	45	(45)	—

Net cash (used in) provided by financing activities	(222)	(47)	(74)	172	(171)

Effect of exchange rate changes on cash	—	—	16	—	16

Net (decrease) increase in cash and cash equivalents	(122)	(5)	43	—	(84)
Cash and cash equivalents at beginning of year	131	7	71	—	209

Cash and cash equivalents at end of year	$9	$2	$114	$—	$125

Hercules Incorporated
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2002

	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net Cash (Used In) Provided By Operations	$(340)	$(142)	$353	$(86)	$(215)
Cash Flow From Investing Activities:
Capital expenditures	(17)	(8)	(18)	—	(43)
Proceeds of investment and fixed asset disposals	1,813	2	1	—	1,816
Increase in restricted cash	(125)	—	—	—	(125)
Other, net	11	—	—	—	11

Net cash provided by (used in) investing activities	1,682	(6)	(17)	—	1,659

Cash Flow From Financing Activities:
Long-term debt proceeds	450	—	—	—	450
Long-term debt repayments	(1,680)	(83)	(13)	—	(1,776)
Change in short-term debt	(4)	—	(4)	—	(8)
Payment of debt issuance costs and underwriting fees	(5)	—	—	—	(5)
Change in intercompany, non-current	15	221	(285)	49	—
Common stock issued	5	—	—	—	5
Dividends paid	—	—	(37)	37	—

Net cash (used in) provided by financing activities	(1,219)	138	(339)	86	(1,334)

Net cash flow provided by discontinued operations	—	5	20	—	25
Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Net increase (decrease) in cash and cash equivalents	123	(5)	15	—	133
Cash and cash equivalents at beginning of year	8	12	56	—	76

Cash and cash equivalents at end of year	$131	$7	$71	$—	$209

Hercules Incorporated
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2001

	(Dollars in millions)
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net Cash (Used In) Provided By Operations	$(442)	$278	$84	$(18)	$(98)
Cash Flow From Investing Activities:
Capital expenditures	(11)	(15)	(26)	—	(52)
Proceeds of investment and fixed asset disposals	229	5	122	—	356
Other, net	—	—	(9)	—	(9)

Net cash provided by (used in) investing activities	218	(10)	87	—	295

Cash Flow From Financing Activities:
Long-term debt proceeds	347	—	2	—	349
Long-term debt repayments	(585)	(16)	(25)	—	(626)
Change in short-term debt	—	—	(107)	—	(107)
Change in intercompany, non-current	455	(379)	(76)	—	—
Common stock issued	15	—	—	—	15
Common stock reacquired	(1)	—	—	—	(1)
Dividends paid	—	—	(18)	18	—

Net cash provided by (used in) financing activities	231	(395)	(224)	18	(370)

Net cash flow provided by discontinued operations	—	132	66	—	198
Effect of exchange rate changes on cash	—	—	(3)	—	(3)

Net increase in cash and cash equivalents	7	5	10	—	22
Cash and cash equivalents at beginning of year	1	7	46	—	54

Cash and cash equivalents at end of year	$8	$12	$56	$—	$76

Hercules Incorporated
Summary of Quarterly Results (Unaudited)*

	(Dollars in millions, except per share)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Net sales	$447	$402	$478	$437	$463	$443	$458	$423	$1,846	$1,705
Cost of sales	284	243	298	267	289	272	296	258	1,167	1,040
Selling, general and administrative expenses	91	86	90	83	89	86	90	93	360	348
Research and development	10	10	10	11	9	11	10	10	39	42
Goodwill and intangible asset amortization	2	2	2	3	2	2	2	2	8	9
Other operating expense (income), net	(1)	5	2	19	9	11	7	11	17	46

Profit from operations	61	56	76	54	65	61	53	49	255	220
Interest and debt expense	34	38	33	26	32	17	32	18	131	99
Preferred security distributions of subsidiary trusts	—	15	—	14	—	15	—	14	—	58
Other expense (income), net	4	4	6	45	7	67	12	(1)	29	115

(Loss) income before income taxes and equity (loss) income	23	(1)	37	(31)	26	(38)	9	18	95	(52)
Provision (benefit) for income taxes	9	2	5	(9)	9	(4)	(2)	8	21	(3)

Loss before equity (loss) income	14	(3)	32	(22)	17	(34)	11	10	74	(49)
Equity (loss) income of affiliated companies, net of tax	—	—	—	1	—	—	—	1	—	2
Net (loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	14	(3)	32	(21)	17	(34)	11	11	74	(47)
Net (loss) income on discontinued operations, net of tax	—	(207)	2	11	—	—	2	—	4	(196)

Net (loss) income before cumulative effect of change in accounting principle	14	(210)	34	(10)	17	(34)	13	11	78	(243)
Cumulative effect of change in accounting principle, net of tax	(28)	(368)	—	—	—	—	(5)	—	(33)	(368)

Net (loss) income	$(14)	$(578)	$34	$(10)	$17	$(34)	$8	$11	$45	$(611)

(Loss) earnings per share
Basic (loss) earnings per share
Continuing operations	$0.13	$(0.03)	$0.30	$(0.19)	$0.16	$(0.32)	$0.10	$0.10	$0.69	$(0.44)
Discontinued operations	$—	$(1.95)	$0.02	$0.10	$—	$—	$0.02	$—	$0.04	$(1.85)
Cumulative effect of change in accounting principle	$(0.26)	$(3.47)	$—	$—	$—	$—	$(0.05)	$—	$(0.31)	$(3.47)
Net (loss) income	$(0.13)	$(5.45)	$0.32	$(0.09)	$0.16	$(0.32)	$0.07	$0.10	$0.42	$(5.76)
Diluted (loss) earnings per share
Continuing operations	$0.13	$(0.03)	$0.30	$(0.19)	$0.16	$(0.32)	$0.10	$0.10	$0.69	$(0.44)
Discontinued operations	$—	$(1.95)	$0.02	$0.10	$—	$—	$0.02	$—	$0.04	$(1.85)
Cumulative effect of change in accounting principle	$(0.26)	$(3.47)	$—	$—	$—	$—	$(0.05)	$—	$(0.31)	$(3.47)
Net (loss) income	$(0.13)	$(5.45)	$0.32	$(0.09)	$0.16	$(0.32)	$0.07	$0.10	$0.42	$(5.76)

*	Quarters prior to 4th quarter 2003 have been restated for the Company’s change in accounting for its Employee Stock Ownership Plan (see Note 1).

Hercules Incorporated
Principal Consolidated Subsidiaries as of December 31, 2003

Argentina	Hong Kong
Hercules Argentina S.A.	Hercules China Limited
Australia	India
Little H Pty Ltd.	Hercules Industrial Chemicals Private Limited
Austria	Indonesia
Hercules Austria GmbH	P.T. Hercules Chemicals Indonesia
Bahamas	Italy
Hercules International Trade Corporation Limited	Hercules Italia SpA
Belgium	Japan
Hercules Beringen B.V.B.A.	Hercules Japan Ltd.
Hercules Doel B.V.B.A.	Korea
Hercules Europe B.V.B.A.	Hercules Korea Chemical Co. Ltd.
Hercules Holding B.V./B.V.B.A.	Liechtenstein
Bermuda	Organa Trust, Registered
Curtis Bay Insurance Co. Ltd.	Luxembourg
Brazil	Hercules Investments S.a.r.l.
Hercules do Brasil Produtos Quimicos Ltda.	Mexico
British Virgin Islands	Hercules Services Mexico S.A. de C.V.
Ever Success Overseas Limited	Hercules Mexico, S.A. de C.V.
Canada	Netherlands
Hercules Canada (2002) Inc.	Aqualon France B.V.
Chile	Hercules B.V.
Hercules Chile Limitada	Hercules Chemicals B.V.
China	Hercules Holding Specialty Materials B.V.
FiberVisions (China) Textile Products Ltd.	Norway
Hercules Chemicals (Jiangmen) Company Limited	Hercules Norway AS
Hercules Trading (Shanghai) Company Ltd.	Peru
Shanghai Hercules Chemicals Co., Ltd. (1)	Hercules Peru S.R.L.
Colombia	Poland
Hercules Americas (Colombia) Ltda.	Hercules Polska Sp. z.o.o.
Czech (Republic)	Portugal
Hercules CZ s.r.o.	Misan Portuguesa Lda.
Denmark	Russia
FiberVisions, A/S	Hercules Russia L.L.C.
Hercules Investments ApS	Singapore
Finland	Hercules Chemical Solutions Pte Ltd.
Hercules Finland OY	South Africa
France	Hercules Chemicals South Africa (Proprietary) Limited
Aqualon France B.V.	Spain
Hercules SA	Hercules Quimica S.A.
Germany	Sweden
Abieta Chemie GmbH (1)	Hercules AB
Hercules Deutschland GmbH	Switzerland
Hercules GmbH	FiberVisions A.G./FiberVisions Ltd.

Hercules Incorporated
Principal Consolidated Subsidiaries as of December 31, 2003

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

Hercules Incorporated

ITEM 9A. CONTROLS AND PROCEDURES

(a) The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     As a result of its June 24, 2004 settlement with the Internal Revenue Service (“IRS”) for the tax years 1990 through 1992 that indicated additional tax liabilities for such audit cycle, the Company initiated a review of the GAAP accounting for income taxes for the tax years 1987 through 1995. In conjunction with this review, the Company undertook an effort to analyze and reconcile the various general ledger tax account balances relative to the tax years 1990 through 1992, which expanded to encompass the handling of adjustments that should have occurred relative to the previously settled tax years 1987 through 1989 and the open tax years 1993 through 1995. In addition, the Company also reviewed the tax years 1996 and forward to confirm that there were no further implications in years subsequent to 1995 with respect to issues identified as a result of the 1987 through 1995 analysis. The review indicated cumulative additional tax liabilities for the years 1987 through 1995 that had not been reconciled to the various general ledger tax account balances.

     Based on this review, on November 9, 2004, the Company’s Chief Financial Officer determined that previously issued financial statements cannot be relied upon and that restatement of such previously issued financial statements is required. The Audit Committee of the Board of Directors (“Audit Committee”) concurred with this determination. The adjustments reflected in this Form 10-K/A primarily relate to the computation and application of foreign tax credits and reduce the tax deposit asset by $65 million, increase deferred income tax assets by $17 million, and, as a result of the cumulative additional income tax expense to be recorded for the restated periods, reduce retained earnings and stockholders’ equity by $48 million as of January 1, 1996 and for previously reported periods affected through December 31, 2003. The restatement does not affect the previously reported results of operations for any period subsequent to December 31, 1995.

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

     In order to remediate these material weaknesses in internal control over financial reporting, the Company is revising the procedures for collection and analysis of information used to calculate available foreign tax credits. The Company is also instituting new procedures over the tax settlement process. These procedures include (i) detailed review by the responsible area tax manager of the year-end tax reporting package for each foreign legal entity prior to finalization of the United States federal income tax return; (ii) detailed analysis and reconciliation of each legal entity’s filed tax return to the general ledger tax account balances upon finalization of such returns; (iii) detailed reconciliation and analysis of proposed and settled tax adjustments by taxing authorities; and (iv) enhanced review and approval procedures to be used prior to entering into any final tax settlement and (v) enhanced Company-wide (including Tax) certification processes and procedures being implemented in connection with the Company’s Sarbanes-Oxley Section 404 efforts discussed below.

(b) The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Vice President and Controller (Principal Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2003. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Vice President and Controller (Principal Accounting Officer) concluded that the Company’s disclosure controls and procedures are effective, with the exception of the items disclosed above. In addition, as more fully described in Note 2 of the Notes to Financial Statements of the Company’s Form 10-Q/A for the quarterly period ended September 30, 2003, the Company had determined that a special pension benefit granted in the quarter ended September 30, 2003 was deferred compensation that had substantially vested as of September 30, 2003 and accordingly, restated its previously reported financial statements. As more fully described above and in Note 26, the Company is filing this Form 10-K/A to reflect a restatement of its consolidated financial statements for the fiscal year ended December 31, 2003. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company has reviewed its disclosure controls and procedures and has initiated changes in 2004 to such controls and procedures and internal controls which it believes will reduce the possibility of a future restatement.

     There were no significant changes in the Company’s internal controls that occurred during the last fiscal quarter of 2003, other than the improvements noted above, that could significantly affect internal controls over financial reporting.

      As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder (“SOX 404”), the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2004 a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. As part of the process for preparing for compliance with SOX 404, in 2003, the Company initiated a review of its internal controls over financial reporting. This review is being conducted under the direction of senior management. As a result, management has made improvements to the Company’s internal controls through the date of the filing of this Form 10-K/A as part of its normal process. Except for those change described above, the Company’s management does not believe these changes have materially affected, or are likely to materially affect the Company’s internal controls over financial reporting. The Company anticipates improvements will continue to be made as part of the ongoing SOX 404 preparation.

Hercules Incorporated

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

	(Dollars in millions)
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
	Balance at	Charged to costs	Charged to other		Balance at end of
Description	beginning of period	and expenses	accounts	Deductions	period
Year 2003
Allowance for doubtful accounts	$12	4	—	(11)	$5
Tax valuation allowance	308	(5)	59	—	362
Year 2002
Allowance for doubtful accounts	$24	4	—	(16)	$12
Tax valuation allowance	75	233	—	—	308
Year 2001
Allowance for doubtful accounts	$27	11	—	(14)	$24
Tax valuation allowance	28	47	—	—	75

Hercules Incorporated

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

Hercules Incorporated

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 22, 2004.

HERCULES INCORPORATED

By:	/s/ Allen A. Spizzo

Vice President and Chief Financial Officer

Hercules Incorporated

EXHIBIT INDEX

Number	Description	Incorporated by Reference To
2-A	Agreement and Plan of Merger among Hercules, Water Acquisition Company and BetzDearborn Inc., dated July 30, 1998	Exhibit 2.1, BetzDearborn Inc. Current Report on Form 8-K, filed July 30, 1998
3-A.1	Restated Certificate of Incorporation of Hercules, as revised and amended July 6, 1988	Exhibit 3-A, Annual Report on Form 10-K filed March 26, 1993
3-A.2	Certificate of Amendment dated October 24, 1995, to Hercules’ Restated Certificate of Incorporation as revised and amended July 5, 1998	Exhibit 4.1a, Registration Statement on Form S-3, filed September 15, 1998
3-B	By-Laws of Hercules, as revised and amended as of July 15, 2003	Exhibit 3.1, Quarterly Report on Form 10-Q filed August 7, 2003
4-A	Officers’ Certificate, dated as of March 17, 1999, pursuant to the Junior Subordinated Debentures Indenture between Hercules and Chase	Exhibit 4.1, Current Report on Form 8-K dated March 17, 1999
4-B	Form of Preferred Securities Guarantee by Hercules and Chase, with respect to Hercules Trust I	Exhibit 4.28, Amendment No. 1 to Registration Statement on Form S-3, filed October 29, 1998
4-C	Form of Amended and Restated Trust Agreement of Hercules Trust I	Exhibit 4.13, Amendment No. 1 to Registration Statement on Form S-3, filed October 29, 1998
4-D	Form of 9.42% Trust Originated Preferred Securities of Hercules Trust I	Exhibit 4.2, Current Report on Form 8-K, dated March 17, 1999
4-E	Form of 9.42% Junior Subordinated Deferrable Interest Debentures due 2029	Exhibit 4.3, Current Report on Form 8-K, dated March 17, 1999
4-F	Officers’ Certificate, dated as of July 27, 1999, pursuant to the Junior Subordinated Debentures Indenture between Hercules and Chase, dated as of November 12, 1998	Exhibit 4.1, Current Report on Form 8-K, dated July 27, 1999
4-G	Amended and Restated Trust Agreement of Hercules Trust II, dated as of July 27, 1999, together with Annex I thereto	Exhibit 4.2, Current Report on Form 8-K, dated July 27, 1999
4-H	Unit Agreement, dated July 27, 1999, among Hercules, Hercules Trust II and The Chase Manhattan Bank, as unit agent	Exhibit 4.3, Current Report on Form 8-K, dated July 27, 1999
4-I	Warrant Agreement, dated July 27, 1999, between Hercules and The Chase Manhattan Bank, as warrant agent	Exhibit 4.4, Current Report on Form 8-K, dated July 27, 1999
4-J	Form of Series A Junior Subordinated Deferrable Interest Debentures	Exhibit 4.5, Current Report on Form 8-K, dated July 27, 1999
4-K	Form of Trust II Preferred Securities	Exhibit 4.6, Current Report on Form 8-K, dated July 27, 1999
4-L	Form of CRESTS Unit	Exhibit 4.7, Current Report on Form 8-K, dated July 27, 1999
4-M	Form of Warrant	Exhibit 4.8, Current Report on Form 8-K, dated July 27, 1999
4-N	Rights Agreement, dated as of August 24, 2000, between Hercules Incorporated and Chase Mellon Shareholder Services, L.L.C.	Exhibit 4.1 to Hercules Registration of Certain Classes of Securities on Form 8-A filed August 10, 2000

Hercules Incorporated

Number	Description	Incorporated by Reference To
4-O	Indenture, dated as of November 14, 2000, between Hercules Incorporated, as issuer and Wells Fargo Bank Minnesota, N.A., as trustee (including the form of 11 1/8% senior notes due 2007 included as Exhibit A thereto).	Exhibit 4-A, Quarterly Report on Form 10-Q, filed November 14, 2000
4-P	Registration Rights Agreement, dated as of November 14, 2000, among Hercules Incorporated and all of its domestic subsidiaries and Donaldson, Lufkin & Jenrette Securities Corporation and Credit Suisse First Boston Corporation, as the initial purchasers.	Exhibit 4-B Quarterly Report on Form 10-Q, filed November 14, 2000
4-Q	Amendment No. 1 to the Hercules Incorporated Rights Agreement, dated as of June 5, 2003	Exhibit 4.2, Registration Statement on Form 8-A, filed June 5, 2003
4-R	Amendment No. 2 to the Hercules Incorporated Rights Agreement, dated as of August 21, 2003	Exhibit 4.1, Current Report on Form 8-K, filed September 22, 2003
10-A	Hercules Executive Survivor Benefit Plan	Exhibit 10-D, Annual Report on Form 10-K, filed March 27, 1981
10-B	Hercules Phantom Stock Plan	Exhibit E, Notice Annual Meeting and Proxy Statement, dated February 14, 1986
10-C	Hercules Deferred Compensation Plan	Exhibit 10-I, Annual Report on Form 10-K, filed March 29, 1988
10-D	Hercules Annual Management Incentive Compensation Plan	Exhibit 10-H, Annual Report on Form 10-K, filed March 26, 1993
10-E	Hercules 1993 Non-employee Director Stock Accumulation Plan	Exhibit 4.1, Registration Statement on Form S-8, filed July 16, 1993
10-F	Hercules Deferred Compensation Plan for Non-employee Directors	Exhibit 10-J, Annual Report on Form 10-K, filed March 26, 1993
10-G	Hercules Employee Pension Restoration Plan	Exhibit 10-L, Annual Report on Form 10-K, filed March 26, 1993
10-H	Form of Employment Contract between Hercules and certain of its officers	Exhibit 10-J, Annual Report on Form 10-K, filed March 29, 1988
10-I	Form of Indemnification Agreement between Hercules and certain officers and directors of Hercules	Annex II, Notice of Annual Meeting and Proxy Statement, dated February 19, 1987
10-J	Employment Agreement effective August 1, 1998, between Hercules and Vincent J. Corbo	Exhibit 10-T, Annual Report on Form 10-K, filed March 30, 1999
10-K	Hercules Amended and Restated Long Term Incentive Compensation Plan	Exhibit 10-K, Annual Report on Form 10-K, filed March 29, 2000
10-L	BetzDearborn Inc. Employee Stock Ownership and 401(k) Plan	Exhibit 10-L, Annual Report on Form 10-K, filed March 29, 2000
10-M	Underwriting Agreement, dated March 12, 1999, among Hercules, Hercules Trust I and the Underwriters named therein	Exhibit 1.1, Current Report on Form 8-K, dated March 17, 1999
10-N	CRESTS Units Underwriting Agreement, dated July 21, 1999, among Hercules, Hercules Trust II and the Underwriters named therein	Exhibit 1.1, Current Report on Form 8-K, dated July 27, 1999
10-O	Common Stock Underwriting Agreement, dated July 21, 1999, among Hercules and the Underwriters named therein	Exhibit 1.2, Current Report on Form 8-K, dated July 27, 1999

Hercules Incorporated

Number	Description	Incorporated by Reference To
10-P	Share Purchase Agreement, dated as of August 10, 2000, among CP Kelco ApS (formerly known as Hercules Copenhagen ApS), Hercules Investment ApS, Hercules Incorporated, Lehman FG Newco, Inc., WSP, Inc. and Hercules Holding BV/BVBA	Exhibit 2-1, Current Report on Form 8-K, dated September 28, 2000
10-Q	Form of Change-of-Control Employment Agreements entered into as of August 24, 2000 by Hercules Incorporated and each of Robert C. Flexon and Craig A. Rogerson	Exhibit 10-19, Registration Statement S-4, filed August 9, 2001
10-R	Resignation Agreement, dated as of October 17, 2000, between Hercules Incorporated and Vincent J. Corbo	Exhibit 10-20, Registration Statement on Form S-4, filed August 9, 2001
10-S	Letter Agreement, dated November 1, 2000, between Hercules Incorporated and Harry J. Tucci	Exhibit 10-21, Registration Statement on Form S-4, filed August 9, 2001
10-T	Letter Agreement, dated November 1, 2000, between Hercules Incorporated and Thomas L. Gossage	Exhibit 10-B, Quarterly Report on Form 10-Q, filed May 16, 2001
10-U	Employment Agreement, effective as of May 8, 2001, between Hercules Incorporated and William H. Joyce	Exhibit 10-A, Quarterly Report on Form 10-Q, filed May 16, 2001
10-V	Change-of-Control Employment Agreement, dated as of May 8, 2001, by and between Hercules Incorporated and William H. Joyce	Exhibit 10-24, Registration Statement on Form S-4, filed August 9, 2001
10-W	Form of Change-of-Control Employment Agreements entered into as of June 15, 2001 by Hercules Incorporated and Richard G. Dahlen	Exhibit 10-25, Registration Statement S-4, filed August 9, 2001
10-X	Separation Agreement and General Release of Claims, dated June 22, 2001, between Hercules Incorporated and June B. Barry	Exhibit 10-26, Registration Statement on Form S-4, filed August 9, 2001
10-Y	Separation Agreement and General Release of Claims, dated June 21, 2001, between Hercules Incorporated and George MacKenzie	Exhibit 10-27, Registration Statement on Form S-4, filed August 9, 2001
10-Z	Change-of-Control Employment Agreement, dated as of July 2, 2001, by and between Hercules Incorporated and Fred G. Aanonsen	Exhibit 10-28, Registration Statement on Form S-4, filed August 9, 2001
10-Aa	Stock and Asset Purchase Agreement, dated as of February 12, 2002, by and among Hercules Incorporated, General Electric Company and Falcon Acquisition Corp.	Exhibit 10.1, Current Report on Form 8-K, dated February 12, 2002
10-Bb	Amendment 2002-1 to Amended and Restated Long Term Incentive Compensation Plan	Exhibit I, Proxy Statement, dated May 15, 2002
10-Cc	Amendment 2002-1 to Non-Employee Director Stock Accumulation Plan	Exhibit II, Proxy Statement, dated May 15, 2002
10-Dd	Credit Agreement, dated December 20, 2002, among Hercules Incorporated, certain subsidiaries of Hercules, several banks and other financial institutions identified in the agreement and Credit Suisse First Boston, as administrative agent	Exhibit 10-Dd, Annual Report on Form 10-K, filed March 31, 2003
10-Ee	Hercules Incorporated Compensation Benefits Grantor Trust Agreement for Management Employees	Exhibit 10-Ee, Annual Report on Form 10-K/A, filed May 1, 2003

Hercules Incorporated

Number	Description	Incorporated by Reference To
10-Ff	Hercules Incorporated Compensation Benefits Grantor Trust Agreement for Non-employee Directors	Exhibit 10-Ff, Annual Report on Form 10-K/A, filed May 1, 2003
10-Gg	Amended and restated Hercules Incorporated Management Incentive compensation Plan, dated February 21, 2003	Exhibit 10-Gg Annual Report on Form 10-K/A, filed May 1, 2003
10-Hh	Hercules Deferred Compensation Plan, restated December 1995	Exhibit 10-B, Quarterly Report on Form 10-Q, filed May 15, 2003
10-Ii 10-Jj	Employment Offer Letter — Fred G. Aanonsen, dated June 27, 2001 Employment Offer Letter — Robert C. Flexon, dated May 12, 2000	Exhibit 10-C, Quarterly Report on Form 10-Q, filed May 15, 2003 Exhibit 10-D, Quarterly Report on Form 10-Q, filed May 15, 2003
10-Kk	Hercules Executive Survivor Benefit Plan II dated January 1, 1987 — Benefit Structure is only applicable to one executive officer	Exhibit 10-E, Quarterly Report on Form 10-Q, filed May 15, 2003
10-Ll	First Amendment of Employment Agreement, effective on May 1, 2003, between Hercules Incorporated and William H. Joyce	Exhibit 10.1, Quarterly Report on Form 10-Q, filed November 7, 2003
10-Mm*	First Amendment to Credit Agreement, dated December 17, 2003, among Hercules Incorporated, certain subsidiaries of Hercules several banks and other financial institutions identified in the agreement and Credit Suisse First Boston, as administrative agent
10-Nn*	Change of Control Employment Agreement, dated April 15, 2002, by and between Hercules Incorporated and John Y. Televantos
14 18*	Directors Code of Business Conduct and Ethics Letter Regarding Change in Accounting Principles	Appendix VII, Proxy Statement dated June 20, 2003
21.1	Subsidiaries of Registrant	See Part II, Item 8 on page 76 of this Form 10-K/A
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith