Form 10-Q/A
period 2004-03-31
HERCULES INC
filed 2004-12-01
CIK 46989

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

EXPLANATORY NOTE

       This Amendment No. 1 to the Form 10-Q of Hercules Incorporated (the "Company") for the period ended March 31, 2004 is being filed to restate its Balance Sheets, Statements of Stockholders' Equity and related notes to the Consolidated Financial Statements for income tax adjustments resulting from a review of the Company's GAAP accounting for income taxes for the tax years 1987 through 1995.  The adjustments reflected in this Form 10-Q/A relate to the computation and application of foreign tax credits and reduce the tax deposit asset by $65 million, increase deferred income tax assets by $17 million, and, as a result of the cumulative additional income tax expense to be recorded for the restated periods, reduce retained earnings and stockholders' equity by $48 million as of January 1, 1996 and for previously reported periods affected through March 31, 2004.  The restatement does not affect the previously reported results of operations for any period subsequent to December 31, 1995.  The restatement, which was previously disclosed in a Form 8-K issued on November 9, 2004, is more fully described in Note 20 to the Consolidated Financial Statements.

       This Form 10-Q/A includes amendments to the following items and exhibits as a result of the restatement:

Item 1.	Consolidated Financial Statements
Item 4.	Controls and Procedures
Exhibit 31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share)	(Unaudited)
	Three Months Ended
	March 31,

	2004	2003

Net sales	$475	$447
Cost of sales (Note 6)	305	284
Selling, general and administrative expenses (Note 6)	98	91
Research and development	11	10
Intangible asset amortization (Note 4)	2	2
Other operating expense (income), net (Note 7)	13	(1)

Profit from operations	46	61
Interest and debt expense	30	34
Other (income) expense, net (Note 8)	(9)	4

Income before income taxes and equity income	25	23
(Benefit) provision for income taxes	(1)	9

Income before equity income	26	14
Equity income (loss) of affiliated companies, net of tax	-	-

Net income before cumulative effect of changes in accounting principle	26	14
Cumulative effect of changes in accounting principle, net of tax	-	(28)

Net income (loss)	$26	$(14)

Basic and diluted earnings (loss) per share (Note 5)
Continuing operations	$0.24	$0.13
Cumulative effect of changes in accounting principle	$-	$(0.26)
Net earnings (loss)	$0.24	$(0.13)
Weighted-average number of shares - basic (millions)	107.0	106.8
Weighted-average number of shares - diluted (millions)	108.2	107.0

See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)	(Unaudited)
	March 31,	December 31,
	2004	2003
	As Restated	As Restated
	(Note 20)	(Note 20)

ASSETS
Current assets
Cash and cash equivalents	$67	$125
Accounts and notes receivable (net of allowance for doubtful
accounts of $8 million and $5 million, respectively)	395	415
Inventories
Finished products	101	100
Raw materials, work-in-process and supplies	91	87
Deferred income taxes	109	93

Total current assets	763	820
Property, plant, and equipment	2,009	2,039
Accumulated depreciation and amortization	(1,352)	(1,362)

Net property, plant, and equipment	657	677
Intangible assets, net (Note 4)	185	187
Goodwill, net (Note 4)	514	518
Deferred income taxes	44	44
Other assets	459	465

Total assets	$2,622	$2,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$192	$192
Accrued expenses	225	243
Current maturities of long-term debt (Note 10)	22	22

Total current liabilities	439	457

Long-term debt (Note 10)	1,287	1,326
Deferred income taxes	77	78
Pension liability (Note 12)	218	249
Other postretirement benefits (Note 12)	93	96
Deferred credits and other liabilities	478	494
Commitments and contingencies (Note 14)

Stockholders' equity
Series preferred stock	-	-
Common stock, $25/48 par value (shares issued and outstanding:
2004 - 159,984,444; 2003 - 159,984,444)	83	83
Additional paid-in capital	579	603
Unearned compensation	(88)	(87)
Accumulated other comprehensive losses	(329)	(317)
Retained earnings	1,521	1,495

	1,766	1,777
Reacquired stock, at cost (shares: 2004 - 48,160,762;
2003 - 48,992,628)	1,736	1,766

Total stockholders' equity	30	11

Total liabilities and stockholders' equity	$2,622	$2,711

See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)	(Unaudited)
	Three Months Ended March 31,

	2004	2003

Cash Flows from Operating Activities:
Net income (loss)	$26	$(14)
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation	19	17
Amortization	7	7
Provision for deferred income taxes	5	4
Nonoperating gain on disposals	(26)	(1)
Impairment charges	7	-
Other non-cash charges and credits	2	1
Accruals and deferrals of cash receipts and payments:
Accounts and notes receivable	15	(6)
Inventories	(7)	(7)
Accounts payable and accrued expenses	(9)	(40)
Income taxes payable	(25)	(6)
Pension and postretirement benefits	(35)	5
Asbestos payments	(12)	(1)
Non-current assets and liabilities	(4)	57

Net cash (used in) provided by operating activities	$(37)	$16

Cash Flow from Investing Activities:
Capital expenditures	(10)	(8)
Proceeds from sale of minority interest in CP Kelco ApS	27	-
Proceeds of investment and fixed asset disposals	-	3
Other, net	-	1

Net cash provided by (used in) investing activities	17	(4)

Cash Flow from Financing Activities:
Long-term debt repayments	(39)	(5)
Change in short-term debt	-	(1)
Treasury stock issued	1	1

Net cash used in financing activities	(38)	(5)

Effect of exchange rate changes on cash	-	2

Net (decrease) increase in cash and cash equivalents	(58)	9
Cash and cash equivalents - beginning of period	125	209

Cash and cash equivalents - end of period	$67	$218

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest and debt expense	$21	$20
Income taxes	19	5
Non-cash investing and financing activities:
Incentive and other employee benefit stock plan issuances	11	5

See accompanying notes to consolidated financial statements.
HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)	(Unaudited)
	Three Months Ended
	March 31,

	2004	2003

Net income (loss)	$26	$(14)
Foreign currency translation	12	20

Comprehensive income	$38	$6

See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

        The interim condensed consolidated financial statements and the notes to the condensed consolidated financial statements of Hercules Incorporated ("Hercules" or the "Company") are unaudited as of and for the three months ended March 31, 2004 and 2003, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of Hercules' financial position and results of operations for the interim periods.  These condensed consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules' Annual Report on Form 10-K/A, Amendment No. 2 for the year ended December 31, 2003.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

         Based on this review, on November 9, 2004, the Company's Chief Financial Officer determined that previously issued financial statements cannot be relied upon and that restatement of such previously issued financial statements is required.  The Audit Committee of the Board of Directors ("Audit Committee") concurred with this determination.  The adjustments reflected in this Form 10-Q/A primarily relate to the computation and application of foreign tax credits and reduce the tax deposit asset by $65 million, increase deferred income tax assets by $17 million, and, as a result of the cumulative additional income tax expense to be recorded for the restated periods, reduce retained earnings and stockholders' equity by $48 million as of January 1, 1996 and for previously reported periods affected through March 31, 2004.  The restatement does not affect the previously reported results of operations for any period subsequent to December 31, 1995.  The following table reflects the impact of the restatement adjustments on the Consolidated Balance Sheets as of December 31, 2003 and March 31, 2004:

(Dollars in millions)	Previously Reported	As Restated	Net Increase (Decrease)

As of December 31, 2003:
Deferred income taxes (non-current asset)	$ 27	$ 44	$ 17
Other assets (tax deposits)	530	465	(65)
Total assets	2,759	2,711	(48)
Retained earnings	1,543	1,495	(48)
Total stockholders equity	59	11	(48)
Total liabilities and stockholders' equity	$ 2,759	$ 2,711	$ (48)

As of March 31, 2004:
Deferred income taxes (non-current asset)	$ 27	$ 44	$ 17
Other assets (tax deposits)	524	459	(65)
Total assets	2,670	2,622	(48)
Retained earnings	1,569	1,521	(48)
Total stockholders equity	78	30	(48)
Total liabilities and stockholders' equity	$ 2,670	$ 2,622	$ (48)

21.   Financial Information of Guarantor Subsidiaries

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

         In this presentation, Hercules consists of the parent company's operations.  Guarantor subsidiaries and non-guarantor subsidiaries of Hercules are reported on an equity basis.  For companies acquired during 1998, the goodwill and fair values of the assets and liabilities acquired have been presented on a "push-down" accounting basis.  Prior year information has been restated for the correction of an error related to deferred income taxes and tax deposit assets for periods prior to January 1, 1996.  As described in Note 20, the restatement affects the amounts previously reported for deferred income taxes, other assets and retained earnings.  Additionally, prior year information has been restated to conform to the current period presentation.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2004	(Unaudited)
	(Dollars in millions)

	Unconsolidated

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 131	$ 110	$ 264	$ (30)	$ 475
Cost of sales	88	79	169	(31)	305
Selling, general, and administrative expenses	27	32	39	-	98
Research and development	5	4	2	-	11
Intangible asset amortization	2	-	-	-	2
Other operating expense, net	3	8	2	-	13

Profit from operations	6	(13)	52	1	46
Interest and debt expense (income), net	46	(14)	(2)	-	30
Other (income) expense, net	18	-	(27)	-	(9)

Income (loss) before income taxes and equity income	(58)	1	81	1	25
(Benefit) provision for income taxes	(19)	(2)	19	1	(1)

Income (loss) before equity income	(39)	3	62	-	26
Equity income from consolidated subsidiaries	65	2	1	(68)	-

Net income (loss)	$ 26	$ 5	$ 63	$ (68)	$ 26

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2003	(Unaudited)
	(Dollars in millions)

	Unconsolidated

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 135	$ 107	$ 234	$ (29)	$ 447
Cost of sales	86	76	149	(27)	284
Selling, general, and administrative expenses	29	15	47	-	91
Research and development	5	4	1	-	10
Intangible asset amortization	2	-	-	-	2
Other operating (income) expense, net	(2)	-	1	-	(1)

Profit from operations	15	12	36	(2)	61
Interest and debt expense (income), net	45	(15)	4	-	34
Other expense, net	1	2	1	-	4

Income (loss) before income taxes and equity income	(31)	25	31	(2)	23
(Benefit) provision for income taxes	(10)	9	10	-	9

Income (loss) before equity income	(21)	16	21	(2)	14
Equity income from consolidated subsidiaries	35	2	1	(38)	-

Net income before cumulative effect of changes in
accounting principle	14	18	22	(40)	14
Cumulative effect of changes in accounting principle, net of tax	(28)	-	-	-	(28)

Net (loss) income	$ (14)	$ 18	$ 22	$ (40)	$ (14)

Condensed Consolidating Balance Sheet
March 31, 2004	(Unaudited)
As Restated (Note 20)	(Dollars in millions)

	Unconsolidated			Eliminations & Adjustments	Consolidated

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries

Assets
Current assets
Cash and cash equivalents	$ 5	$ 2	$ 60	$ -	$ 67
Accounts and notes receivable, net	110	64	221	-	395
Intercompany receivables	73	19	21	(113)	-
Inventories	48	58	98	(12)	192
Deferred income taxes	117	(17)	9	-	109

Total current assets	353	126	409	(125)	763
Property, plant, and equipment, net	164	161	332	-	657
Investments in subsidiaries	2,331	90	51	(2,472)	-
Goodwill and other intangible assets, net	222	89	388	-	699
Deferred income taxes	148	-	13	(117)	44
Other assets	382	10	67	-	459

Total assets	$ 3,600	$ 476	$ 1,260	$ (2,714)	$ 2,622

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 56	$ 20	$ 116	$ -	$ 192
Accrued expenses	129	24	72	-	225
Intercompany payables	8	64	41	(113)	-
Current maturities of long-term debt	2	-	20	-	22

Total current liabilities	195	108	249	(113)	439
Long-term debt	1,266	-	21	-	1,287
Deferred income taxes	-	117	77	(117)	77
Postretirement benefits and other liabilities	653	66	70	-	789
Intercompany notes payable/(receivable)	1,456	(1,101)	(355)	-	-
Stockholders' equity	30	1,286	1,198	(2,484)	30

Total liabilities and stockholders' equity	$ 3,600	$ 476	$ 1,260	$ (2,714)	$ 2,622

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

         Based on this review, on November 9, 2004, the Company's Chief Financial Officer determined that previously issued financial statements cannot be relied upon and that restatement of such previously issued financial statements is required.  The Audit Committee of the Board of Directors ("Audit Committee") concurred with this determination.  The adjustments reflected in this Form 10-Q/A primarily relate to the computation and application of foreign tax credits and reduce the tax deposit asset by $65 million, increase deferred income tax assets by $17 million, and, as a result of the cumulative additional income tax expense to be recorded for the restated periods, reduce retained earnings and stockholders' equity by $48 million as of January 1, 1996 and for previously reported periods affected through March 31, 2004.  The restatement does not affect the previously reported results of operations for any period subsequent to December 31, 1995.

         The Company believes that the errors were attributable to material weaknesses in internal control over financial reporting that (i) occurred (a) during the preparation and review of the U.S. federal income tax returns for the years 1987 through 1995, (b) prior and subsequent to entering into the settlement agreement with the IRS relative to the 1987 through 1989 tax years and (c) prior to and upon entering into the June 24, 2004 settlement agreement with the IRS for the tax years 1990 through 1992, (ii) concern (a) the computation by the Company of creditable foreign taxes and the utilization of such foreign tax credits and (b) the reconciliation of tax returns and settlements to the GAAP general ledger tax account balances.  The material weaknesses, which existed through March 31, 2004, related to (i) review of the foreign tax credits, (ii) analysis prior to and after entering into settlements with tax authorities and (iii) analyses and reconciliations of general ledger tax account balances.

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

         As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder ("SOX 404"), the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2004 a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting.  As part of the process for preparing for compliance with SOX 404, in 2003, the Company initiated a review of its internal controls over financial reporting.  This review is being conducted under the direction of senior management.  As a result, management has made improvements to the Company's internal controls through the date of the filing of this Form 10-Q/A as part of its normal process.  Except for those change described above, the Company's management does not believe these changes have materially affected, or are likely to materially affect the Company's internal controls over financial reporting.  The Company anticipates improvements will continue to be made as part of the ongoing SOX 404 preparation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERCULES INCORPORATED

By:	/s/ Allen A. Spizzo
Allen A. Spizzo
Vice President and Chief Financial Officer
(Principal Accounting Officer and duly
Authorized signatory)
December 1, 2004

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