Form 10-Q/A
period 2004-06-30
HERCULES INC
filed 2004-12-01
CIK 46989

3: Hercules Incorporated Form 10-Q/A, December 1, 2004

3:

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

EXPLANATORY NOTE

       This Amendment No. 1 to the Form 10-Q of Hercules Incorporated (the "Company") for the period ended June 30, 2004 is being filed to restate its Balance Sheets, Statements of Stockholders' Equity and related notes to the Consolidated Financial Statements for income tax adjustments resulting from a review of the Company's GAAP accounting for income taxes for the tax years 1987 through 1995.  The adjustments reflected in this Form 10-Q/A relate to the computation and application of foreign tax credits and reduce the tax deposit asset by $65 million, increase deferred income tax assets by $17 million, and, as a result of the cumulative additional income tax expense to be recorded for the restated periods, reduce retained earnings and stockholders' equity by $48 million as of January 1, 1996 and for previously reported periods affected through June 30, 2004.  The restatement does not affect the previously reported results of operations for any period subsequent to December 31, 1995.  The restatement, which was previously disclosed in a Form 8-K issued on November 9, 2004, is more fully described in Note 19 to the Consolidated Financial Statements.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)		(Unaudited)
(Dollars in millions, except per share)	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net sales	$ 510	$478	$985	$925
Cost of sales (Note 6)	325	298	630	582
Selling, general and administrative expenses	98	90	196	181
Research and development	11	10	22	20
Intangible asset amortization (Note 4)	2	2	4	4
Other operating expense, net (Note 7)	9	2	22	1

Profit from operations	65	76	111	137
Interest and debt expense	30	33	60	67
Other expense, net (Note 8)	27	6	18	10

Income before income taxes and equity income	8	37	33	60
Provision for income taxes (Note 17)	4	5	3	14

Income before equity income	4	32	30	46
Equity income of affiliated companies, net of tax	-	-	-	-

Net income from continuing operations before discontinued operations and cumulative effect of changes in
accounting principle	4	32	30	46
Net income on discontinued operations, net of tax	-	2	-	2

Net income before cumulative effect of changes in
accounting principle	4	34	30	48
Cumulative effect of changes in accounting principle,
net of tax	-	-	-	(28)

Net income	$ 4	$34	$30	$20

Basic and diluted earnings per share (Note 5)
Continuing operations	$ 0.04	$0.30	$0.28	$0.43
Discontinued operations	-	0.02	-	0.02
Cumulative effect of changes in accounting principle	-	-	-	(0.26)

Net income	$ 0.04	$0.32	$0.28	$0.19

Weighted-average number of shares - basic (millions)	107.6	105.9	107.2	105.5
Weighted-average number of shares - diluted (millions)	108.4	107.0	108.1	106.5

See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)	(Unaudited)
	June 30,	December 31,
	2004	2003
	As Restated (Note 19)	As Restated (Note 19)

ASSETS
Current assets
Cash and cash equivalents	$93	$125
Accounts and notes receivable (net of allowance for doubtful
accounts of $8 million and $5 million, respectively)	430	415
Inventories
Finished products	101	100
Raw materials, work-in-process and supplies	90	87
Deferred income taxes	121	93

Total current assets	835	820
Property, plant, and equipment	2,003	2,039
Accumulated depreciation and amortization	(1,342)	(1,362)

Net property, plant, and equipment	661	677
Intangible assets, net (Note 4)	187	187
Goodwill, net (Note 4)	515	518
Deferred income taxes	42	44
Other assets	436	465

Total assets	$2,676	$2,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$193	$192
Accrued expenses	230	243
Current maturities of long-term debt (Note 10)	24	22

Total current liabilities	447	457

Long-term debt (Note 10)	1,338	1,326
Deferred income taxes	78	78
Pension liability (Note 12)	229	249
Other postretirement benefits (Note 12)	90	96
Deferred credits and other liabilities	461	494
Commitments and contingencies (Note 14)

Stockholders' equity
Series preferred stock	-	-
Common stock, (shares issued and outstanding:
2004 – 159,984,444; 2003 - 159,984,444)	83	83
Additional paid-in capital	578	603
Unearned compensation	(84)	(87)
Accumulated other comprehensive losses	(332)	(317)
Retained earnings	1,525	1,495

	1,770	1,777
Reacquired stock, at cost (shares: 2004 – 48,203,891;
2003 - 48,992,628)	1,737	1,766

Total stockholders' equity	33	11

Total liabilities and stockholders' equity	$2,676	$2,711

See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)	(Unaudited)
	Six Months Ended June 30,

	2004	2003

Cash Flows from Operating Activities:
Net income	$30	$20
Adjustments to reconcile net income to net cash used in operations:
Depreciation	38	35
Amortization	13	13
Provision for deferred income taxes	7	(10)
Nonoperating gain on disposals	(26)	(1)
Impairment charges	7	-
Write-off of debt issuance costs	16	-
Other non-cash charges and credits	6	6
Accruals and deferrals of cash receipts and payments:
Affiliates earnings in excess of dividends received	-	1
Accounts and notes receivable	(18)	(22)
Inventories	(4)	(7)
Accounts payable and accrued expenses	(7)	(35)
Income taxes payable	(33)	(11)
Pension and postretirement benefits	(26)	(31)
Asbestos settlement payments	(26)	(3)
Non-current assets and liabilities	(12)	26

Net cash used in operating activities	(35)	(19)

Cash Flow from Investing Activities:
Capital expenditures	(30)	(19)
Proceeds from sale of minority interest in CP Kelco ApS	27	-
Proceeds of investment and fixed asset disposals	-	3
Decrease in restricted cash	-	125
Other, net	1	(4)

Net cash (used in) provided by investing activities	(2)	105

Cash Flow from Financing Activities:
Long-term debt proceeds	650	-
Long-term debt repayments	(637)	(133)
Change in short-term debt	-	(1)
Payment of debt issuance costs and underwriting fees	(8)	-
Treasury stock issued	1	1

Net cash provided by (used in) financing activities	6	(133)

Effect of exchange rate changes on cash	(1)	9

Net decrease in cash and cash equivalents	(32)	(38)
Cash and cash equivalents - beginning of period	125	209

Cash and cash equivalents - end of period	$93	$171

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest and debt expense	$52	$63
Income taxes	29	20
Non-cash investing and financing activities:
Incentive and other employee benefit stock plan issuances	12	16
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

(Dollars in millions, except per share)	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income, as reported	$ 4	$ 34	$ 30	$ 20
Add: Total stock-based employee compensation expense recognized in reported results	1	1	2	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1	3	3	5

Pro forma net income	$ 4	$ 32	$ 29	$ 16

Earnings per share:
Basic - as reported	$ 0.04	$ 0.32	$ 0.28	$ 0.19

Basic - pro forma	$ 0.04	$ 0.30	$ 0.27	$ 0.15

Diluted - as reported	$ 0.04	$ 0.32	$ 0.28	$ 0.19

Diluted - pro forma	$ 0.04	$ 0.30	$ 0.27	$ 0.15

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

4.     Goodwill and Other Intangible Assets

         The following table shows changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2004.

(Dollars in millions)	Performance Products	Engineered Materials & Additives	Total

Balance at December 31, 2003	$ 433	$ 85	$ 518
Additions	2	-	2
Less: Foreign currency translation	5	-	5

Balance at June 30, 2004	$ 430	$ 85	$ 515

         The following table provides information regarding the Company's other intangible assets with finite lives:

(Dollars in millions)	Customer Relationships	Trademarks & Tradenames	Other Intangibles	Total

Gross Carrying Amount

Balance, December 31, 2003	$ 89	$ 72	$ 72	$ 233
Balance, June 30, 2004	90	74	73	237

Accumulated Amortization

Balance, December 31, 2003	$ 12	$ 9	$ 25	$ 46
Balance, June 30, 2004	13	10	27	50

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

         Based on this review, on November 9, 2004, the Company's Chief Financial Officer determined that previously issued financial statements cannot be relied upon and that restatement of such previously issued financial statements is required.  The Audit Committee of the Board of Directors ("Audit Committee") concurred with this determination.  The adjustments reflected in this Form 10-Q/A primarily relate to the computation and application of foreign tax credits and reduce the tax deposit asset by $65 million, increase deferred income tax assets by $17 million, and, as a result of the cumulative additional income tax expense to be recorded for the restated periods, reduce retained earnings and stockholders' equity by $48 million as of January 1, 1996 and for previously reported periods affected through June 30, 2004.  The restatement does not affect the previously reported results of operations for any period subsequent to December 31, 1995.  The following table reflects the impact of the restatement adjustments on the Consolidated Balance Sheets as of December 31, 2003 and June 30, 2004:

(Dollars in millions)	Previously Reported	As Restated	Net Increase (Decrease)

As of December 31, 2003:
Deferred income taxes (non-current asset)	$ 27	$ 44	$ 17
Other assets (tax deposits)	530	465	(65)
Total assets	2,759	2,711	(48)
Retained earnings	1,543	1,495	(48)
Total stockholders equity	59	11	(48)
Total liabilities and stockholders' equity	$ 2,759	$ 2,711	$ (48)

As of June 30, 2004:
Deferred income taxes (non-current asset)	$ 25	$ 42	$ 17
Other assets (tax deposits)	501	436	(65)
Total assets	2,724	2,676	(48)
Retained earnings	1,573	1,525	(48)
Total stockholders equity	81	33	(48)
Total liabilities and stockholders' equity	$ 2,724	$ 2,676	$ (48)

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

         In this presentation, Hercules consists of the parent company's operations.  Guarantor subsidiaries and non-guarantor subsidiaries of Hercules are reported on an equity basis.  For companies acquired during 1998, the goodwill and fair values of the assets and liabilities acquired have been presented on a "push-down" accounting basis.  Prior year information has been restated for the correction of an error related to deferred income taxes and tax deposit assets for periods prior to January 1, 1996.  As described in Note 19, the restatement affects the amounts previously reported for deferred income taxes, other assets and retained earnings.  Additionally, prior year information has been restated to conform to the current period presentation.

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2004	(Unaudited)
	(Dollars in millions)

	Unconsolidated

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 137	$ 130	$ 288	$ (45)	$ 510
Cost of sales	96	86	187	(44)	325
Selling, general, and administrative expenses	26	32	40	-	98
Research and development	5	5	1	-	11
Intangible asset amortization	1	1	-	-	2
Other operating expense, net	1	4	4	-	9

Profit from operations	8	2	56	(1)	65
Interest and debt expense (income), net	46	(14)	(2)	-	30
Other expense, net	26	1	-	-	27

Income (loss) before income taxes and equity income	(64)	15	58	(1)	8
Provision (benefit) for income taxes	(13)	(2)	20	(1)	4

Income (loss) before equity income	(51)	17	38	-	4
Equity income (loss) from consolidated subsidiaries	55	1	(1)	(55)	-

	$ 4	$ 18	$ 37	$ (55)	$ 4

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2003	(Unaudited)
	(Dollars in millions)

	Unconsolidated

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 136	$ 110	$ 263	$ (31)	$ 478
Cost of sales	87	77	166	(32)	298
Selling, general, and administrative expenses	26	22	42	-	90
Research and development	5	4	1	-	10
Intangible asset amortization	1	1	-	-	2
Other operating expense, net	1	-	1	-	2

Profit from operations	16	6	53	1	76
Interest and debt expense (income), net	43	(14)	4	-	33
Other expense, net	6	-	-	-	6

Income (loss) before income taxes and equity income	(33)	20	49	1	37
Provision (benefit) for income taxes	(17)	9	13	-	5

Income (loss) before equity income	(16)	11	36	1	32
Equity income from consolidated subsidiaries	48	4	-	(52)	-

Net income from continuing operations before discontinued
operations	32	15	36	(51)	32
Net income on discontinued operations, net of tax	2	-	-	-	2

Net income	$ 34	$ 15	$ 36	$ (51)	$ 34

Condensed Consolidating Statement of Income	(Unaudited)
Six Months Ended June 30, 2004	(Dollars in millions)

	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 268	$ 240	$ 552	$ (75)	$ 985
Cost of sales	184	165	356	(75)	630
Selling, general, and administrative expenses	53	64	79	-	196
Research and development	10	9	3	-	22
Intangible asset amortization	3	1	-	-	4
Other operating expense, net	4	12	6	-	22

Profit (loss) from operations	14	(11)	108	-	111
Interest and debt expense (income), net	92	(28)	(4)	-	60
Other expense (income), net	44	1	(27)	-	18

Income (loss) before income taxes and equity income	(122)	16	139	-	33
Provision (benefit) for income taxes	(32)	(4)	39	-	3

Income (loss) before equity income	(90)	20	100	-	30
Equity income from consolidated subsidiaries	120	3	-	(123)	-

Net income	$ 30	$ 23	$ 100	$ (123)	$ 30

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2003	(Unaudited)
	(Dollars in millions)

	Unconsolidated

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$ 271	$ 217	$ 497	$ (60)	$ 925
Cost of sales	173	153	315	(59)	582
Selling, general, and administrative expenses	55	37	89	-	181
Research and development	10	8	2	-	20
Intangible asset amortization	3	1	-	-	4
Other operating expense (income), net	(1)	-	2	-	1

Profit from operations	31	18	89	(1)	137
Interest and debt expense (income), net	88	(29)	8	-	67
Other expense, net	7	2	1	-	10

Income (loss) before income taxes and equity income	(64)	45	80	(1)	60
Provision (benefit) for income taxes	(27)	18	23	-	14

Income (loss) before equity income	(37)	27	57	(1)	46
Equity income from consolidated subsidiaries	83	7	1	(91)	-

Net income from continuing operations before discontinued
operations and cumulative effect of changes in accounting principle	46	34	58	(92)	46
Net income on discontinued operations, net of tax	2	-	-	-	2

Net income before cumulative effect of changes in
accounting principle	48	34	58	(92)	48
Cumulative effect of changes in accounting principle, net of tax	(28)	-	-	-	(28)

Net income	$ 20	$ 34	$ 58	$ (92)	$ 20

Condensed Consolidating Balance Sheet
June 30, 2004	(Unaudited)
As Restated (Note 19)	(Dollars in millions)

	Unconsolidated			Eliminations & Adjustments	Consolidated

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries

Assets
Current assets
Cash and cash equivalents	$ 9	$ 6	$ 78	$ -	$ 93
Accounts and notes receivable, net	118	62	246	4	430
Intercompany receivables	74	19	22	(115)	-
Inventories	45	59	101	(14)	191
Deferred income taxes	123	-	9	(11)	121

Total current assets	369	146	456	(136)	835
Property, plant, and equipment, net	164	160	338	(1)	661
Investments in subsidiaries	2,372	90	50	(2,512)	-
Goodwill and other intangible assets, net	220	89	393	-	702
Deferred income taxes	149	-	13	(120)	42
Other assets	371	12	53	-	436

Total assets	$ 3,645	$ 497	$ 1,303	$ (2,769)	$ 2,676

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 54	$ 17	$ 121	$ 1	$ 193
Accrued expenses	120	38	83	(11)	230
Intercompany payables	7	68	39	(114)	-
Current maturities of long-term debt	4	-	20	-	24

Total current liabilities	185	123	263	(124)	447
Long-term debt	1,320	-	18	-	1,338
Deferred income taxes	-	120	79	(121)	78
Postretirement benefits and other liabilities	648	60	71	1	780
Intercompany notes payable (receivable)	1,459	(1,125)	(334)	-	-
Stockholders' equity	33	1,319	1,206	(2,525)	33

Total liabilities and stockholders' equity	$ 3,645	$ 497	$ 1,303	$ (2,769)	$ 2,676

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

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2004
	(Unaudited)
	(Dollars in millions)

	Unconsolidated

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash (Used In) Provided By Operations	$ (28)	57	$ 42	$ (90)	$ (19)

Cash Flow From Investing Activities:
Capital expenditures	(5)	(6)	(8)	-	(19)
Proceeds of investment and fixed asset disposals	-	-	3	-	3
Decrease in restricted cash	125	-	-	-	125
Other, net	(1)	1	(4)	-	(4)

Net cash provided by (used in) investing activities	119	(5)	(9)	-	105

Cash Flow From Financing Activities:
Long-term debt repayments	(126)	-	(7)	-	(133)
Change in current maturities of long-term debt	-	-	(1)	-	(1)
Change in intercompany, noncurrent	(49)	(53)	12	90	-
Treasury stock issued	1	-	-	-	1

Net cash (used in) provided by financing activities	(174)	(53)	4	90	(133)

Effect of exchange rate changes on cash	-	-	9	-	9

Net (decrease) increase in cash and cash equivalents	(83)	(1)	46	-	(38)
Cash and cash equivalents at beginning of period	131	7	71	-	209

Cash and cash equivalents at end of period	$ 48	$ 6	$ 117	$ -	$ 171

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

         The Company believes that the errors were attributable to material weaknesses in internal control over financial reporting that (i) occurred (a) during the preparation and review of the U.S. federal income tax returns for the years 1987 through 1995, (b) prior and subsequent to entering into the settlement agreement with the IRS relative to the 1987 through 1989 tax years and (c) prior to and upon entering into the June 24, 2004 settlement agreement with the IRS for the tax years 1990 through 1992, (ii) concern (a) the computation by the Company of creditable foreign taxes and the utilization of such foreign tax credits and (b) the reconciliation of tax returns and settlements to the GAAP general ledger tax account balances.  The material weaknesses, which existed through June 30, 2004, related to (i) review of the foreign tax credits, (ii) analysis prior to and after entering into settlements with tax authorities and (iii) analyses and reconciliations of general ledger tax account balances.

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