Form 10-Q/A
period 2004-03-31
HERCULES INC
filed 2005-01-07
CIK 46989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

     Hercules Incorporated (the "Company") is filing this Form 10-Q/A, Amendment No. 2, to amend Item 4. Controls and Procedures.  Paragraph (b) to Item 4 has been amended to state that the Company's disclosure controls and procedures were not effective as of March 31, 2004 solely as a result of the material weakness in internal controls over financial reporting relating to the calculation of available foreign tax credits and over the tax settlement process, as detailed in the Item 4 disclosure.  Item 4 has also been amended to state that, based on an evaluation as of December 20, 2004, the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer believe that the Company's disclosure controls and procedures implemented over the tax process, including the collection and analysis of information used to calculate foreign tax credits and the tax settlement process, are effective.

     This Form 10-Q/A includes amendments to the following items and exhibits as a result of the restatement:

Item 4.	Controls and Procedures
Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

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

     As a result of its June 24, 2004 settlement with the Internal Revenue Service ("IRS") for the tax years 1990 through 1992 which indicated additional tax liabilities for such audit cycle, the Company initiated a review of the GAAP accounting for income taxes for the tax years 1987 through 1995.  In conjunction with this review, the Company undertook an effort to analyze and reconcile the various general ledger tax account balances relative to the tax years 1990 through 1992, which expanded to encompass the handling of adjustments that should have occurred relative to the previously settled tax years 1987 through 1989 and the open tax years 1993 through 1995.  In addition, the Company also reviewed the tax years 1996 and forward to confirm that there were no further implications in years subsequent to 1995 with respect to issues identified as a result of the 1987 through 1995 analysis.  The review indicated cumulative additional tax liabilities for the years 1987 through 1995 that had not been reconciled to the various general ledger tax account balances.

     Based on this review, on November 9, 2004, the Company's Vice President and Chief Financial Officer determined that previously issued financial statements could not be relied upon and that restatement of such previously issued financial statements was required.  The Audit Committee of the Board of Directors ("Audit Committee") concurred with this determination.  The adjustments reflected in the Form 10-Q/A, Amendment No. 1, for the quarter ended March 31, 2004 filed on December 1, 2004 primarily related to the computation and application of foreign tax credits and reduced the tax deposit asset by $65 million, increased deferred income tax assets by $17 million, and, as a result of the cumulative additional income tax expense to be recorded for the restated periods, reduced retained earnings and stockholders' equity by $48 million as of January 1, 1996 and for previously reported periods affected through March 31, 2004.  The restatement did not affect the previously reported results of operations for any period subsequent to December 31, 1995.

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

     In order to remediate these material weaknesses in internal control over financial reporting, the Company has revised the procedures for collection and analysis of information used to calculate available foreign tax credits.  The Company has also instituted new procedures over the tax settlement process.  These procedures include (i) detailed review by the responsible area tax manager of the year-end tax reporting package for each foreign legal entity prior to finalization of the United States federal income tax return; (ii) detailed analysis and reconciliation of each legal entity's filed tax return to the general ledger tax account balances upon finalization of such returns; (iii) detailed reconciliation and analysis of proposed and settled tax adjustments by taxing authorities; (iv) enhanced review and approval procedures to be used prior to entering into any final tax settlement and (v) enhanced Company-wide (including Tax) certification processes and procedures being implemented in connection with the Company's Sarbanes-Oxley Section 404 efforts discussed below.

     (b)  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of March 31, 2004.  Based upon the aforementioned November 9, 2004 determination that previously issued financial statements could not be relied upon and required restatement, the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2004 solely as a result of the aforementioned material weakness.

     However, based on an evaluation as of December 20, 2004, the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer believe that the Company's disclosure controls and procedures implemented over the tax process, including the collection and analysis of information used to calculate available foreign tax credits and the tax settlement process as noted above, are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's first fiscal quarter that have materially affected, or are reasonably likely to materially affect the registrant's internal control over financial reporting.  Since the end of the first fiscal quarter, the changes described herein have been implemented.

     As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder ("SOX 404"), the Company will be required to include in its Annual Report on Form 10-K for the year ended December 31, 2004 a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting.  As part of the process for preparing for compliance with SOX 404, in 2003, the Company initiated a review of its internal controls over financial reporting.  This review is being conducted under the direction of senior management.  As a result, management has made improvements to the Company's internal controls through the date of the filing of this Form 10-Q/A, Amendment No. 2, as part of its normal process and also as a result of the material weakness described above.  The Company's management does not believe these changes, except for those changes described above, have materially affected or are likely to materially affect the Company's internal controls over financial reporting.  The Company anticipates improvements will continue to be made as part of the ongoing SOX 404 preparation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERCULES INCORPORATED

By:	/s/ Allen A. Spizzo

Allen A. Spizzo
Vice President and Chief Financial Officer
(Principal Accounting Officer and Duly
Authorized Signatory)
January 7, 2005

EXHIBIT INDEX

Number

Description

31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

*Filed herewith