Form 10-Q/A
period 2004-06-30
HERCULES INC
filed 2005-01-07
CIK 46989

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

EXPLANATORY NOTE

     Hercules Incorporated (the "Company") is filing this Form 10-Q/A, Amendment No. 2, to amend Item 4. Controls and Procedures.  Paragraph (b) to Item 4 has been amended to state that the Company's disclosure controls and procedures were not effective as of June 30, 2004 solely as a result of the material weakness in internal controls over financial reporting relating to the calculation of available foreign tax credits and over the tax settlement process, as detailed in the Item 4 disclosure.  Item 4 has also been amended to state that, based on an evaluation as of December 20, 2004, the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer believe that the Company's disclosure controls and procedures implemented over the tax process, including the collection and analysis of information used to calculate foreign tax credits and the tax settlement process, are effective.

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

     Based on this review, on November 9, 2004, the Company's Vice President and Chief Financial Officer determined that previously issued financial statements could not be relied upon and that restatement of such previously issued financial statements was required.  The Audit Committee of the Board of Directors ("Audit Committee") concurred with this determination.  The adjustments reflected in the Form 10-Q/A, Amendment No. 1, for the quarter ended June 30, 2004 filed on December 1, 2004 primarily related to the computation and application of foreign tax credits and reduced the tax deposit asset by $65 million, increased deferred income tax assets by $17 million, and, as a result of the cumulative additional income tax expense to be recorded for the restated periods, reduced retained earnings and stockholders' equity by $48 million as of January 1, 1996 and for previously reported periods affected through June 30, 2004.  The restatement did not affect the previously reported results of operations for any period subsequent to December 31, 1995.

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

     (b)  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 30, 2004.  Based upon the aforementioned November 9, 2004 determination that previously issued financial statements could not be relied upon and required restatement, the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2004 solely as a result of the aforementioned material weakness.

     However, based on an evaluation as of December 20, 2004, the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer believe that the Company's disclosure controls and procedures implemented over the tax process, including the collection and analysis of information used to calculate available foreign tax credits and the tax settlement process as noted above, are effective.  Disclosure controls and procedures arecontrols and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's second fiscal quarter that have materially affected, or are reasonably likely to materially affect the registrant's internal control over financial reporting.  Since the end of the second fiscal quarter, the changes described herein have been implemented.

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