Form 10-K/A
HERCULES INC
filed 2005-01-07
CIK 46989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 3
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

      Portions of the registrant's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference in Part III of this report.  Other documents incorporated by reference in this report are listed in the Exhibit Index (see page 91).

EXPLANATORY NOTE

     Hercules Incorporated (the "Company") is filing this Form 10-K/A, Amendment No. 3, to amend Item 9A. Controls and Procedures.  Paragraph (b) to Item 9A has been amended to state that the Company's disclosure controls and procedures were not effective as of December 31, 2003 solely as a result of the material weakness in internal controls over financial reporting relating to the calculation of available foreign tax credits and over the tax settlement process, as detailed in the Item 9A disclosure.  Item 9A has also been amended to state that, based on an evaluation as of December 20, 2004, the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer believe that the Company's disclosure controls and procedures implemented over the tax process, including the collection and analysis of information used to calculate foreign tax credits and the tax settlement process, are effective.

       This Form 10-K/A includes amendments to the following items and exhibits as a result of the restatement:

Item 9A.	Controls and Procedures
Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

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

     Based on this review, on November 9, 2004, the Company's Vice President and Chief Financial Officer determined that previously issued financial statements could not be relied upon and that restatement of such previously issued financial statements was required.  The Audit Committee of the Board of Directors ("Audit Committee") concurred with this determination.  The adjustments reflected in the Form 10-K/A, Amendment No. 2, for the year ended December 31, 2003 filed on November 22, 2004 primarily related to the computation and application of foreign tax credits and reduced the tax deposit asset by $65 million, increased deferred income tax assets by $17 million, and, as a result of the cumulative additional income tax expense to be recorded for the restated periods, reduced retained earnings and stockholders' equity by $48 million as of January 1, 1996 and for previously reported periods affected through December 31, 2004.  The restatement did not affect the previously reported results of operations for any period subsequent to December 31, 1995.

     The Company believes that the errors were attributable to material weaknesses in internal control over financial reporting that (i) occurred (a) during the preparation and review of the U.S. federal income tax returns for the years 1987 through 1995, (b) prior and subsequent to entering into the settlement agreement with the IRS relative to the 1987 through 1989 tax years and (c) prior to and upon entering into the June 24, 2004 settlement agreement with the IRS for the tax years 1990 through 1992, (ii) concern (a) the computation by the Company of creditable foreign taxes and the utilization of such foreign tax credits and (b) the reconciliation of tax returns and settlements to the GAAP general ledger tax account balances.  The material weaknesses, which existed through December 31, 2004, related to (i) review of the foreign tax credits, (ii) analysis prior to and after entering into settlements with tax authorities and (iii) analyses and reconciliations of general ledger tax account balances.

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

     (b)  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2003.  Based upon the aforementioned November 9, 2004 determination that previously issued financial statements could not be relied upon and required restatement, the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2003 solely as a result of the aforementioned material weakness.

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

     There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the registrant's internal control over financial reporting.  Since the end of the fourth fiscal quarter, the changes described herein have been implemented.

     As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder ("SOX 404"), the Company will be required to include in its Annual Report on Form 10-K for the year ended December 31, 2004 a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting.  As part of the process for preparing for compliance with SOX 404, in 2003, the Company initiated a review of its internal controls over financial reporting.  This review is being conducted under the direction of senior management.  As a result, management has made improvements to the Company's internal controls through the date of the filing of this Form 10-K/A, Amendment No. 3, as part of its normal process and also as a result of the material weakness described above.  The Company's management does not believe these changes, except for those changes described above, have materially affected or are likely to materially affect the Company's internal controls over financial reporting.  The Company anticipates improvements will continue to be made as part of the ongoing SOX 404 preparation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 7, 2005.

HERCULES INCORPORATED
By:	/s/ Allen A. Spizzo

Allen A. Spizzo
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

*Filed herewith