Form 10-K
period 2004-12-31
HERCULES INC
filed 2005-03-16
CIK 46989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number 1-496

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐.

The aggregate market value of registrant’s common stock, $25/48 stated value (“Common Stock”) held by non-affiliates based on the closing price on the last business day of the Company’s most recently completed second fiscal quarter, or June 30, 2004, was approximately $1.3 billion.

As of February 28, 2005, registrant had 112,950,778 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (the “Proxy Statement”), when filed, will be incorporated by reference in Part III of this report.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: ability to generate cash, ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, ability to raise product prices, business climate, business performance, changes in tax laws or regulations and related liabilities, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates and exchange control regulations, foreign investment laws, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, legislative changes, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, the financial capacity of settling insurers, the impact of increased accruals and reserves for such exposures, and adverse changes in economic and political climates around the world, including terrorist activities, international hostilities, governmental instabilities and potential natural disasters.  Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements.  As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission.  The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions identify forward-looking statements.  This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update except as may be required by law.

ITEM 1.	BUSINESS

Hercules Incorporated (“Hercules” or the “Company”) is a Delaware Corporation formed in 1912.  The Company is a leading manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications.  The Company is focused on maximizing cash flows and delivering shareholder value by concentrating on managed growth in its core businesses as well as continuous improvement in its operations.  Hercules operates on a global scale, with significant operations in North America, Europe, Asia and Latin America.  Product sales occur in over 125 countries with significant revenue streams generated on five continents.

The Company’s principal products are chemicals used by the paper industry to increase paper and paperboard performance and enhance the manufacturing process; water-soluble polymers; polypropylene and polypropylene/polyethylene bicomponent fibers; and specialty resins.  These products impart such qualities as durability, water-resistance and improved aesthetics for everyday consumer goods ranging from paper and packaging to toothpaste and diapers.  The primary markets the Company serves include pulp and paper; paints and adhesives; construction materials; food, pharmaceutical and personal care; and industrial specialties, including oilfield, textiles and general industrial.

While the Company’s products comprise a relatively minor component of its end customers’ total product cost, they frequently possess characteristics important to the functionality and aesthetics of the finished product or the efficient operation of the manufacturing process.  Examples of the Company’s products in consumer end-uses include strength additives for tissue and toweling, sizing agents for milk and juice cartons, fibers that comprise the inner and outer linings of disposable diapers and feminine hygiene products, thickeners in products such as toothpaste, shampoos and water-based paints, and water control additives for building products such as tile cements, grouts, stuccos, plasters and joint compounds.  The Company also offers products and related services that improve and reduce the cost of the paper manufacturing processes, including water management programs that are designed to protect and maintain equipment and reduce operating costs.

Although the performance and quality of its products and high quality service are important to the Company’s competitive strategy, other important factors such as lower manufacturing cost and improved reliability are becoming increasingly important.  The Company strives to continually improve its products and manufacturing processes by investing in technology.  The Company has committed substantial resources to its research and development efforts, including expenditures which totaled approximately $43 million in 2004.  Such efforts enable the Company to consistently bring products to market that improve functional properties or that offer similar properties at a lower cost.  Functional properties have become increasingly important, as customers have come to rely more on the Company to provide new solutions to improve their product offerings and processes.  Additionally, the Company strives to make its products more cost-competitive by effectively managing production costs and advancing its application development with customers.

The Company’s strategy is to focus on meeting customers needs and adding value to their businesses; continuously improving to extend competitive advantages; maximizing cash flows; reducing financial leverage and returning to investment grade; growing profitability and increasing return on invested capital; and mitigating and reducing legacy liabilities.

Pursuant to this strategy, on December 1, 2003, Hercules completed the acquisition of Jiangmen Quantum Hi-Tech Biochemical Engineering Co. Ltd. (“Jiangmen”) and on February 12, 2004, the Company completed the sale of its minority ownership in CP Kelco ApS to a subsidiary of J. M. Huber Corporation for $27 million in cash.  Jiangmen is a leading producer of carboxymethylcellulose (CMC) products in China.  Located in Jiangmen City, Guangdong Province, the plant has current production capacity in excess of 8,000 metric tons with room for expansion.  Jiangmen’s key markets include food, toothpaste, ceramics and paper, with 2004 sales of approximately $14 million.

Reportable Segments

The Company operates through two reportable segments and four divisions.  The Pulp and Paper and the Aqualon divisions comprise the Performance Products segment and the FiberVisions and Pinova divisions comprise the Engineered Materials and Additives segment.  The financial information regarding these segments, which includes net sales and profit from operations for each of the three years ended December 31, 2004, 2003 and 2002 and capital employed as of December 31, 2004, 2003 and 2002, is provided in Note 23 to the Consolidated Financial Statements.

Performance Products

Products and services offered by Pulp and Paper are designed to enhance customers’ profitability by improving production yields and overall product quality, and to better enable customers to meet their environmental objectives and regulatory requirements.

Pulp and Paper is one of the largest suppliers of functional, process and water management chemicals for the pulp and paper industry.  The division offers a wide and highly sophisticated range of technology and applications expertise with in-mill capabilities which run from influent treatment through the paper making process to paper finishing.  The division is a broad-based global supplier able to offer a complete portfolio of products to its paper customers.

Products offered by Aqualon are designed to manage the properties of aqueous (water-based) systems.  Most of the products are derived from renewable natural raw materials and are sold as key ingredients to other manufacturers where they are used as small-quantity additives to provide functionality such as thickening, water retention, film formation, emulsifying action and binding power.  Major end uses for Aqualon products include personal care products, food additives, pharmaceutical products, construction materials, paints, coatings and oil recovery, where polymers are used to modify viscosity, gel strength and/or fluid loss.

At December 31, 2004, the principal products and primary markets of this segment were:

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

Engineered Materials and Additives

FiberVisions is one of the largest manufacturers of polyolefin staple fibers used in disposable products like diapers and wipes.  FiberVisions produces monocomponent polypropylene fibers and bicomponent fibers comprised of a polypropylene core and a polyethylene sheath.  FiberVisions also produces polyolefin fiber and yarn for the industrial and textile markets used in concrete and asphalt, wipes, upholstery and automotive fabrics, geotextile fabrics and filtration products.

Pinova consists of the rosin and terpenes specialty business.  Pinova manufactures wood and gum rosin resins and terpene specialties and is the world’s only producer of pale wood rosin derivatives.  Product applications and markets include adhesives, rubber and plastic modifiers, food and beverages, flavor and fragrances and construction specialties.

At December 31, 2004, the principal products and primary markets of this segment were:

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

Raw materials important to Aqualon are cellulose pulp (derived from wood and cotton linters) and guar splits, both renewable resources, ethylene oxide and caustic.  Other commodity and specialty chemical inputs include acetaldehyde, fatty acids, methanol, ethyl chloride, propylene oxide, chlorine, monochloroacetic acid, methyl chloride and inorganic acids.

The important raw materials for the Engineered Materials and Additives segment are polypropylene, polyethylene, pine wood stumps, limonene, gum rosin and crude sulfate turpentine.

FiberVisions purchases polypropylene resins from a number of the major global producers.  FiberVisions has undertaken initiatives to expand and fully qualify alternative suppliers, which allows for greater flexibility and reliability of supply.

Major requirements for key raw materials and fuels are typically purchased pursuant to contracts.  The Company is not dependent on any one supplier for a material amount of its raw material or fuel requirements, but certain important raw materials, such as cotton linters, are obtained from a sole-source or a few major suppliers.  Except for polypropylene, which represented approximately 11% of 2004 cost of goods sold, no single raw material accounts for more than 4% of total current year cost of goods sold.

While temporary shortages of raw materials and fuels may occur occasionally, these items are currently readily available.  However, their continuing availability and price are subject to domestic and world market and political conditions as well as to the direct or indirect effect of governmental action or regulations.  The impact of any future raw material and energy shortages on the Company’s business as a whole or in specific world areas cannot be accurately predicted.  Operations and products may, at times, be adversely affected by governmental action, shortages or international or domestic events.

Competition

The specialty chemicals industry is highly fragmented and its participants offer a broad array of product lines representing many different products designed to meet specific customer requirements.  Individual product and portfolio offerings compete on a global, regional and/or local level subject to the nature of the businesses and products, as well as the end-markets and customers served.  The industry has become increasingly global as participants focus on establishing and maintaining leadership positions in relatively narrow market niches.  Many of the Company’s product lines face competitive domestic and international pressures, including industry consolidation, pricing pressures and competing technologies.  In Pulp and Paper, customers and competitors are consolidating to enhance market positions and product offerings on a worldwide basis.  Aqualon is facing competitive threats from emerging Asian producers.  To address this threat, Aqualon continues to pursue a lower cost strategy, which includes adding production capacity in the growing, low-cost Asian region, as evidenced by its December 2003 acquisition of Jiangmen, a Chinese manufacturing company, and reducing costs in existing facilities.  In addition, certain of the Company’s businesses are subject to intense competition from new technologies, such as FiberVisions in its hygiene products line.  FiberVisions, as a fibers manufacturer for carded non-woven hygienic applications, faces competition from spunbond (SB) and spunbond/melt blown/spunbond (SMS) technologies.  SB/SMS products may offer strength-driven cost savings compared to the products of FiberVisions in specific applications; however, FiberVisions believes that its carded products provide improved softness, uniformity, stretch and liquid management properties preferred in wipes and by certain segments of the disposable diaper market and other hygiene products markets.  The threat of new producers in the thermal-bonded hygienic product line is relatively low due to the fact that the production process involves significant investments in plant, equipment and application know-how.

Patents and Trademarks

Patents covering a variety of products and processes have been issued to the Company and its subsidiaries.  The Company is licensed under certain other patents held by other parties covering its products and processes.  The Company’s rights under these patents and licenses constitute a valuable asset.

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

Research and Development

The Company is heavily focused on product innovation as one of its key growth strategies.  Research and development efforts are directed toward the discovery and development of new products and processes, the improvement and refinement of existing products and processes, the development of new applications for existing products and cost improvement initiatives.  Hercules spent $43 million on research and development activities in 2004, as compared to $39 million in 2003 and $42 million in 2002.  The increase in spending for research and development activities is principally due to an expansion in the number and scope of research trials in support of new product initiatives.  Technology resources were allocated to those programs according to the selection methods developed in 2003 and 2002 which evaluates each project by assessing its strategic alignment, value, platform leverage and balance.  The decrease in spending for research and development activities in 2003 from 2002 was primarily due to efficiencies gained in the redesign of work processes.

Pulp and Paper currently focuses its technology efforts on innovative high-value product development, incremental improvements to existing products and services and cost reduction programs to meet diverse customer needs worldwide.  The division currently operates three state-of-the-art facilities located in Europe and the U.S. that include large and sophisticated research and development laboratories with pilot plant capabilities that simulate actual operating conditions in a customer’s facilities.  This allows an accurate assessment of the potential impact of new products on plant performance.

The division’s scientists conduct research and customer optimization studies focused on solving water and process treatment challenges by using sophisticated techniques and equipment to provide high level analytical testing and advanced technical support to customers worldwide.

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

Research and development efforts in FiberVisions are primarily focused on developing new and novel polyolefin fibers around four key platforms: high tenacity for industrial applications; dyeable fibers for apparel and upholstery; wetability for wipes; and shaped fibers for improved adhesion, wicking, coverage and visual appearance.  A continued hygiene focus is to improve fiber strength while enhancing hygiene product properties for loft, softness and stretch, thereby creating a platform to better compete with SB/SMS products.  The industrial and textile product units are investigating the use of specific fibers for new applications in the upholstery, wipes, geotextiles and construction applications.

FiberVisions has research and development facilities in the U.S. and Europe designed to serve the business needs of its customers.  Pilot spinning and processing lines are used to examine new polymers and processing concepts such as monocomponent or bicomponent fibers from single filament spinning to full-scale production facilities.

Pinova, whose research facilities are located in the U.S., focuses its efforts on market driven product development and cost improvement techniques in its production processes.

Environmental Matters

The Company is subject to numerous environmental laws and regulations.  The Company believes it is in compliance, in all material respects, with applicable federal, state and local environmental laws and regulations.  Expenditures relating to environmental cleanup costs have not materially affected, and are not expected to materially affect, capital expenditures or competitive position.  Additional information regarding environmental matters is provided in Notes 11 and 12 to the Consolidated Financial Statements and is incorporated herein by reference.

Employees

As of December 31, 2004, the Company had approximately 4,950 employees worldwide.  Approximately half of the worldwide employees were located in the United States, of which approximately 23% were represented by various local or national unions.  As of December 31, 2003, the Company had approximately 5,100 employees worldwide.

International Operations

Information on net sales and capital employed by geographic area for each of the three years ended December 31, 2004, 2003 and 2002 appears in Note 23 to the Consolidated Financial Statements.  Direct export sales from the United States to unaffiliated customers were $119 million, $122 million and $110 million for 2004, 2003 and 2002, respectively.  The Company’s operations outside the United States are subject to the usual risks and limitations related to investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, foreign investment laws, governmental instability (including expropriation or confiscation of assets) and other potentially detrimental domestic and foreign governmental policies affecting U.S.-based companies doing business abroad, including risks related to terrorism and international hostilities.

Available Information

Hercules files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports with the Securities and Exchange Commission (SEC).  Hercules provides access to its SEC filings via a hyperlink to the SEC’s website on its corporate website, www.herc.com.  These filings may also be read and copied at the SEC’s Public Reference Room which is located at 450 Fifth Street, N.W., Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

The Company’s Directors Code of Business Conduct and Ethics and its Business Practices Policy, as well as the charters of the Corporate Governance, Nominating and Ethics Committee, Audit Committee and Human Resources Committee, are available on the Company’s website at www.herc.com.

These documents are also available in print to any shareholder who requests them in writing from Israel J. Floyd, Esq., Corporate Secretary, Hercules Incorporated, Hercules Plaza, 1313 North Market Street, Wilmington, Delaware 19894-0001.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters and major research center are located in Wilmington, Delaware.  The Company also owns a number of plants and facilities worldwide, in locations strategic to the sources of raw materials or to customers.  All of the Company’s principal properties are owned by the Company, except for its corporate headquarters office building, which is leased.  The following are the locations of the Company’s worldwide plants:

Performance Products

Pulp and Paper – Beringen, Belgium; Burlington, Ontario, Canada; Busnago, Italy; Chicopee, Massachusetts, U.S.; Franklin, Virginia, U.S.; Hattiesburg, Mississippi, U.S.; Helsingborg, Sweden; Kim Cheon, Korea; Macon, Georgia, U.S.; Mexico City, Mexico; Milwaukee, Wisconsin, U.S.; Nantou, Taiwan; Pandaan, Indonesia; Paulinia, Brazil; Pendlebury, United Kingdom; Portland, Oregon, U.S.; Savannah, Georgia, U.S.; Shanghai, China (60% joint venture interest); Sobernheim, Germany; Tampere, Finland; Tarragona, Spain; Voreppe, France; and Zwijndrecht, The Netherlands.

The division also owns a manufacturing facility in Pilar, Argentina, that has been leased to a major U.S. company under a five-year lease.  The Company purchases its products for sale in Argentina from this plant under a five-year supply and distribution agreement which ends in 2009.

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

Engineered Materials and Additives

FiberVisions – Athens, Georgia, U.S.; Covington, Georgia, U.S.; Suzhou, China; and Varde, Denmark.

Pinova – Brunswick, Georgia, U.S.; Hattiesburg, Mississippi, U.S.; and Savannah, Georgia, U.S.

The Company’s plants and facilities, many of which are continually upgraded and modernized, are generally considered to be in good condition with adequate capacity for projected business operations.  From time to time, the Company discontinues operations at, or disposes of, facilities that have for one reason or another become unsuitable.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in the Notes to Consolidated Financial Statements (see Note 12) and is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2004 through the solicitations of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and current position of each executive officer of Hercules as of February 28, 2005 is listed below.  There are no family relationships among executive officers.

Name	Age	Current Position
Craig A. Rogerson	48	President, Chief Executive Officer and Director
Fred G. Aanonsen	57	Vice President and Controller
Edward V. Carrington	62	Vice President, Human Resources
Marco F. Cenisio	44	Vice President and President, FiberVisions Division
Richard G. Dahlen	65	Chief Legal Officer
Kathryn Fialkowski	40	President, Pinova Division and Director, Project Management Office
Israel J. Floyd	58	Corporate Secretary and General Counsel
Hanna M. Lukosavich	48	Vice President and Chief Information Officer
Paul C. Raymond, III.	42	Vice President and President, Pulp and Paper Division
Vincenzo M. Romano	51	Vice President, Taxes
Stuart C. Shears	54	Vice President and Treasurer
Allen A. Spizzo	47	Vice President and Chief Financial Officer
Thomas H. Strang	54	Vice President, SHERA and Manufacturing Excellence
John Y. Televantos	52	Vice President and President, Aqualon Division
Charles H. Wardlaw	50	Vice President and Chief Procurement Officer

Craig A. Rogerson joined Hercules in 1979 and has held his current position since December 2003.  He had been Vice President and General Manager, FiberVisions and Pinova since April 2002.  Prior to that, he had been Vice President and General Manager of BetzDearborn since August 2000 and Vice President of Business Operations for BetzDearborn Division since May 2000.  He was President and CEO of Wacker Silicones Corporation from 1997 to 2000.

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

Marco F. Cenisio joined Hercules in 1980 and has held his current position since March 2004.  From June 2002 through March 2004, Mr. Cenisio was Vice President, Europe and Global Strength, Pulp and Paper Division.  From 1998 through June 2002, Mr. Cenisio was Global Business Director for Strength and Tissue Paper.

Richard G. Dahlen originally joined Hercules in 1996.  Mr. Dahlen assumed his current position in June 2001.  Prior to that, he had served in a consulting role since October 2000.  From 1999 until 2000, he was retired and from 1996 until his retirement in 1999, he served as Vice President, Law and General Counsel.

Kathryn Fialkowski assumed her current position in January 2005.  In March 2004, she was appointed Director, Hercules Project Management Office.  From February 2003 to March 2004 she was Director, Work Process Redesign.  From 2001 to 2002, she was Vice President, International Business Development with Partech International, a venture capital firm.  Prior to that, she served as Vice President, Customer Services with UUNET Technologies, where she worked between 1997 and 2001.

Israel J. Floyd joined Hercules in 1973 and has held his current position since 2001.  He had been Vice President, Secretary and General Counsel since 1999 and, prior to that was Secretary and Assistant General Counsel from 1992 to 1999.

Hanna M. Lukosavich joined Hercules in August 2004.  She had been Vice President and Chief Information Officer at Resolution Performance Products (formerly part of Shell Chemicals) from 2001 to 2004.  From 2000 to 2001 she was Chief

Information Officer at Ferrostaal Incorporated.  Prior to that she was Director of Information Technology for Mannesmann Pipe & Steel Corp. from 1995 to 2000.

Paul C. Raymond, III joined Hercules in February 2005.  From 2002 to 2005 he was Vice President and General Manager of Honeywell Electronic Materials.  From 2000 to 2002, he was Vice President, Global Operations of Honeywell Electrical Materials.

Vincenzo M. Romano joined Hercules in March 2003 as Director, Federal Tax and has held his current position since July 2004.  He was self-employed as a tax consultant from September 2001 until March 2003.  Prior to that, he was a Tax Director for PricewaterhouseCoopers from January 1999 to August 2001.

Stuart C. Shears joined Hercules in 1978 and has held his current position since 1999.

Allen A. Spizzo joined Hercules in 1979 and has held his current position since March 2004.  He had been Vice President, Corporate Affairs, Strategic Planning and Corporate Development from July 2002 to March 2004.  Prior to that, Mr. Spizzo had been Vice President, Investor Relations and Strategic Planning since 2000.  Prior to that, he was Director for Corporate Development since 1997.

Thomas H. Strang joined Hercules in 1982 and has held his current position since January 2004.  He had held the positions of Director, Supply Chain for FiberVisions and Pinova and Plant Manager for the Brunswick, Georgia, facility from 2002 to January 2004.  Prior to that, he was Plant Manager at the Brunswick, Georgia, facility since 1998.

John Y. Televantos joined Hercules in April 2002 as President of the Aqualon Division and Vice President of Hercules.  He had been President and Chief Executive Officer, and prior to that Chief Operating Officer, of Foamex International during the period of time June 1999 through December 2001.  Prior to that, he was Vice President, Development Businesses and Research at Lyondel Chemical Company since 1998.

Charles H. Wardlaw joined Hercules in August 2004.  He had been Vice President, Strategic Sourcing for Tyco International since 2001.  Previously he was Global Sourcing Director for DuPont Dow Elastomers since 1997.

PART II

ITEM 5.	MARKET FOR HERCULES’ COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is listed on the New York Stock Exchange (ticker symbol HPC) and the Swiss Stock Exchange.  It is also traded on the Philadelphia, Midwest and Pacific Stock Exchanges.

The approximate number of holders of record of its common stock ($25/48 stated value) as of February 28, 2005 was 15,573.

The following table sets forth, for the periods indicated, the high and low closing price per share of the Company’s common stock, as reported on the New York Stock Exchange:

	High	Low
2004
First Quarter	$13.18	$10.81
Second Quarter	$12.19	$9.99
Third Quarter	$14.25	$11.21
Fourth Quarter	$15.09	$13.97

2003
First Quarter	$9.69	$7.40
Second Quarter	$10.54	$8.06
Third Quarter	$12.18	$9.55
Fourth Quarter	$12.50	$9.77

On December 31, 2004, the closing price of the common stock was $14.85.

The payment of quarterly dividends was suspended in the fourth quarter of 2000, subject to reconsideration by the Board of Directors in its discretion, when warranted under appropriate circumstances and subject to restrictions in the indentures governing the Company’s 11.125% senior notes due 2007, the 6.75% senior subordinated notes due 2029 and the Senior Credit Facility.

ITEM 6.	SELECTED FINANCIAL DATA

A summary of the selected financial data for Hercules for the years ended and as of the end of the years specified is set forth in the table below.  Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the BetzDearborn Water Treatment Business has been treated as a discontinued operation as of February 12, 2002.  See Note 25 in the Notes to the Consolidated Financial Statements for a summary of divestitures that have occurred in the last three years.

	(Dollars in millions, except per share data)
	2004	2003	2002	2001	2000

Net sales	$1,997	$1,846	$1,705	$1,776	$2,303
Profit from operations	227	255	220	184	366
Net income (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	$27	$74	$(47)	$(109)	$60
Net income (loss) on discontinued operations, net of tax	—	4	(196)	56	40
Net income (loss) before cumulative effect of changes in accounting principle	27	78	(243)	(53)	100
Cumulative effect of changes in accounting principle, net of tax	—	(33)	(368)	—	—
Net income (loss)	$27	$45	$(611)	$(53)	$100
Dividends	$—	$—	$—	$—	$66

Per share of common stock
Basic earnings (loss) per share
Continuing operations	$0.25	$0.69	$(0.44)	$(1.04)	$0.58
Discontinued operations	—	0.04	(1.85)	0.53	0.39
Cumulative effect of changes in accounting principle	—	(0.31)	(3.47)	—	—
Net income (loss)	$0.25	$0.42	$(5.76)	$(0.51)	$0.97
Diluted earnings (loss) per share
Continuing operations	$0.25	$0.69	$(0.44)	$(1.04)	$0.58
Discontinued operations	—	0.04	(1.85)	0.53	0.38
Cumulative effect of changes in accounting principle	—	(0.31)	(3.47)	—	—
Net income (loss)	$0.25	$0.42	$(5.76)	$(0.51)	$0.96
Dividends declared	$—	$—	$—	$—	$0.64

Total assets	$2,710	$2,711	$2,759	$4,938	$5,463

Total debt	$1,240	$1,348	$882	$2,201	$2,485
Company-obligated preferred securities of subsidiary trusts	—	—	624	624	622
Total debt and preferred securities	$1,240	$1,348	$1,506	$2,825	$3,107

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.  All references to individual Notes refer to Notes to the Consolidated Financial Statements.

Overview

Hercules is a leading global manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications.  The Company’s principal products are chemicals used by the paper industry to improve performance and enhance the manufacturing process; water-soluble polymers; polypropylene and polyethylene fibers; and specialty resins.  Key markets for the Company’s products as a percentage by end market in the years ended December 31, 2004 and 2003 were:

	2004	2003

Pulp and Paper	48%	49%
Regulated (including food, pharmaceutical and personal care)	20%	20%
Industrial Specialties (including oilfield, textiles and general industrial)	13%	12%
Paints and Adhesives	10%	10%
Construction Materials	9%	9%
Consolidated	100%	100%

More than 50% of the Company’s revenues are generated outside of North America.  Net sales by region expressed as a percentage of all sales for the years ended December 31, 2004 and 2003 were:

	2004	2003

North America	46%	48%
Europe	38%	38%
Asia Pacific	11%	9%
Latin America	5%	5%
Consolidated	100%	100%

The Company operates through two reportable segments and four divisions: Performance Products (Pulp and Paper and Aqualon) and Engineered Materials and Additives (FiberVisions and Pinova).  Net sales for the years ended December 31, 2004 and 2003 as a percent of total sales, by division, were:

	2004	2003

Pulp and Paper	47%	48%
Aqualon	34%	32%
FiberVisions	14%	15%
Pinova	5%	5%
Consolidated	100%	100%

Operating results for the year ended December 31, 2004 were positively impacted by increased sales volumes in the Aqualon, Pulp and Paper and Pinova divisions, coupled with the continued strength of the Euro, which has appreciated approximately 10% on average against the U.S. dollar from the year ended December 31, 2003.  These gains were offset by higher costs, primarily for energy and energy-related raw materials, non-cash pension charges and freight.

Increased energy and natural gas/crude oil feedstock costs impacted many raw materials, particularly those derived from chlor-alkali, ethylene, benzene and propylene.  Strong demand from China for many basic materials and the strengthening global economy also exerted upward pressure on the price of raw materials.  The Company has initiated a number of programs to mitigate these negative effects, including product substitution, exploration of new sourcing opportunities and price increases for our products that use these raw materials.

In Pulp and Paper, production of paper and paperboard in North America improved throughout the year, consistent with improved economic conditions.  European paper and paperboard production also increased as compared to 2003.  Improved fourth quarter net sales results for both regions reflected the improving demand in the tissue and towel and process chemical segments.  This favorable trend for paper and paperboard production is anticipated to continue into 2005, consistent with current economic forecasts.  Sales in emerging markets remained strong in the quarter and for the year ended December 31, 2004.  Net sales for the year ended December 31, 2004 increased 30% in China, 24% in Brazil and 30% in Eastern Europe, excluding Russia, as compared to 2003.  These developing regions are important growth areas for the Pulp and Paper division as it is anticipated that economic development will increase per capita paper consumption and industrial demand for paper and paperboard products.

Market conditions affecting Aqualon remain favorable.  Volume growth was fueled by strong personal care, pharmaceutical, paint, oil field and polyols markets.  Volume and net sales also benefited from the Company’s December 2003 acquisition of Jiangmen Quantum Hi-Tech BioChemical Engineering Co. Ltd. (“Jiangmen”).  Unfavorable mix, reflecting increased sales of lower priced products, regional and industry mix, and lower pricing in certain mature product lines in order to retain market share, has partially offset the positive volume growth.

In FiberVisions, margins were under pressure due to unprecedented high polypropylene resin prices and continued competitive activity.  Polypropylene resin prices, as reported by the Chemical Data Inc. Index (“Index”), increased to $0.657 per pound for the fourth quarter of 2004, up 51% compared to the same period in 2003.  The Index for the year was $0.557 per pound as compared to an average of $0.434 per pound for 2003.  FiberVisions has contractual arrangements with many of its customers that enable it to pass through higher polypropylene costs on a delayed basis.  Sales continue to be adversely impacted by substitution in the baby diaper coverstock market and slower than anticipated sales growth into the disposable wipe market segments and other applications.

In the Pinova business, 2004 sales volumes were 29% higher than the prior year, but increases in raw material, energy and non-cash pension costs and lower tolling income negatively impacted profits.  The business has been successful in regaining volume through increased sales to existing customers and the addition of new customers, albeit at lower pricing than the prior year.

In addition to these factors, results for the year ended December 31, 2004 were influenced by a number of other events, as discussed below.

On February 12, 2004, the Company completed the sale of its minority interest in CP Kelco ApS, realizing a pre-tax gain of $27 million.  The Company completed the refinancing of its Senior Credit Facility on April 8, 2004 and redeemed its 9.42% debentures on May 10, 2004.  As a result of the refinancing and redemption, $14 million in non-cash expense related to the write-off of unamortized debt issuance costs was recognized in Other expense, net.  Also in April 2004, the Company reached a settlement agreement in the lawsuit captioned Douglas C. Smith, Individually and on Behalf of All Others Similarly Situated v. Hercules Incorporated and Thomas Gossage, resulting in the recognition of a charge of $6 million in the first quarter.  The Company, as discussed below in “Financial Condition,” continued to repurchase its 11.125% senior notes due 2007, resulting in a $34 million loss on the repurchases for the year that includes the write-off of $4 million of unamortized debt issuance costs.  All of these items were included in Other expense, net.

The Company recognized a $41 million non-cash tax expense during the third quarter 2004 to establish a valuation allowance for impaired foreign tax credit carryforwards.  This charge was the result of lower actual and forecasted U.S. taxable income and the inability to execute certain tax initiatives.  As a result of the October 2004 enactment of the American Jobs Creation Act of 2004 (the “Act”) and progress in implementing a structure to reduce future foreign taxes, the Company expects to be able to utilize available foreign tax credits within the ten-year carryforward period provided by the Act and therefore reversed the previously recognized $41 million non-cash valuation allowance in the fourth quarter 2004.  The planning structure involves a reorganization of the European business around a new European headquarters to be located in Switzerland.

During September and October 2004, the Company reached settlement agreements with all of its insurers regarding coverage for the Company’s asbestos-related claims.  The settlements provide for cash payments and trust funding totaling $225 million (with a net present value of $218 million when discounted) over the next several years, subject in some cases to repayment of residual trust balances in the event that federal asbestos reform legislation is enacted.  Concurrent with the completion of these settlements, the Company updated the analysis of its estimated asbestos claims exposure.  Based upon the results of that analysis and a subsequent analysis as of December 31, 2004, the Company recorded additional reserves to recognize an estimated potential liability of $260 million as of December 31, 2004 for asbestos-related claims.  As a result, the Company recorded a charge of $34 million for the year ended December 31, 2004, reflecting an $80 million increase in asbestos reserves, a $49 million increase in asbestos-related insurance receivables and $3 million of fees incurred in reaching the settlements.

On February 14, 2005, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service pertaining to the Company’s tax returns for 1999 through 2001.  Pursuant to its reconciliation and analysis of the proposed tax adjustments contained in the RAR, the Company recognized a net tax benefit of approximately $14 million in 2004 primarily reflecting its ability to utilize additional capital losses for which a full valuation allowance had been established.

On February 25, 2005, the Company reached a settlement in principle with the plaintiffs in the Thomas & Thomas Rodmakers v. Newport Adhesives and Composites litigation, resulting in the recognition of a charge of $11.25 million in the fourth quarter of 2004.

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

The Company maintains allowances for doubtful accounts.  The recorded amount reflects various factors, including accounts receivable aging, customer-specific risk issues, country risk and historical write-off experience.  It includes, but is not limited to, a formula driven calculation applied to the aging of trade accounts receivable balances.  When a specific accounts receivable balance is deemed uncollectible, a charge is taken to this reserve.  Recoveries of balances previously written off are also reflected in this reserve.

Hercules adopted the provisions of Statement of Financial Accounting Standards No.142 “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002.  As of December 31, 2004, Hercules recognized the following reporting units: Pulp and Paper, Aqualon, FiberVisions and Pinova.  Pursuant to SFAS 142, the Company is required to perform an annual assessment of its reporting units for impairment.  To assess impairment, the Company compares the reporting unit’s book value of net assets, including goodwill, to its fair value.  Fair value is estimated using a combination of valuation approaches including the market value and income approaches.  In the event that the book value exceeds the fair value, the Company recognizes an impairment to the extent the book value of goodwill exceeds the implied fair value of goodwill for any reporting unit, calculated by determining the fair value of the assets and liabilities for the reporting unit.  Deterioration in future economic conditions, poor operating results in the reporting units, new or stronger competitors, or changes in technology could result in an inability to recover the carrying value of the goodwill and intangible assets, thereby requiring an impairment in the future.

The Company tests other long-lived assets for impairment based on the guidance provided in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”) which was adopted January 1, 2002.  If the Company determines that an impairment loss has occurred, the loss is recognized in the income statement.  Deterioration in future economic conditions, poor operating results in a business, the determination that the long-lived asset is unsuitable for one reason or another, new or stronger competitors, or changes in technology, could result in an inability to recover the carrying value of the asset, thereby requiring an impairment in the future.

Hercules records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized after consideration of future taxable income and reasonable tax planning strategies.  In the event that Hercules were to determine that it would not be able to realize all or part of its deferred tax assets for which a valuation allowance had not been established, or is able to utilize capital and/or operating loss carryforwards for which a valuation allowance has been established, an adjustment to the deferred tax asset will be reflected in income in the period such determination is made.

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

Hercules establishes reserves for environmental matters, litigation and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.  At December 31, 2004, the Company had $117 million accrued for contingencies and asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”) and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation required or agreed to, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in the timing of required remedial activities, changes in environmental laws and regulations, technological developments, the years of remedial activity required and changes in the number or financial exposures of claims, lawsuits, settlements or judgments, or in the ability to reduce such financial exposures by collecting indemnity payments from insurers.  If the contingency is resolved for an amount greater or less than has been accrued, Hercules’ share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, Hercules would recognize an additional expense or benefit in income in the period such determination was made.

Hercules has established reserves for asbestos-related personal injury lawsuits and claims.  The Company’s estimates are based on a number of assumptions including the number of future claims, the timing and amount of future payments, disease, venue, and the dynamic nature of asbestos litigation and other circumstances.  At December 31, 2004, the Company had a gross accrued liability of $260 million for present and future potential asbestos claims.  The Company had $169 million of asbestos-related receivables pertaining to the aforementioned lawsuits and claims at December 31, 2004.

In the United States, the Company provides defined benefit pension plan coverage for eligible employees hired prior to January 1, 2005 and postretirement welfare benefit plan coverage to eligible employees hired prior to January 1, 2003.  Similar plans are provided outside the United States in accordance with local practice.  Pension and other postretirement benefit obligations and the related expense (income) are determined based upon actuarial assumptions regarding mortality, medical inflation rates, discount rates, long-term return on assets, salary increases, Medicare availability and other factors.  Changes in these assumptions can result in changes to the recognized pension expense and recorded liability.  At December 31, 2004, the accumulated benefit obligation (“ABO”) of the Company’s U.S. and certain foreign defined benefit pension plans, on a consolidated basis, exceeded their funded basis.  The Company is required to recognize an additional liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to other comprehensive income in stockholders’ equity.  For the year ended December 31, 2004 the Company increased its additional minimum liability (“AML”) to $578 million (pre-tax) by recording an additional minimum liability of $23 million (pre-tax).  The Company also reduced its previously deferred pension asset by $20 million resulting in an after tax charge of $30 million to other comprehensive income (see Note 16).  The increase to the AML primarily was a result of changes to discount rate and other assumptions that caused the ABO to be higher than the fair value of the plan assets.  At the present time, the U.S. defined benefit pension plan is at a sufficient funding level as to not require ERISA mandated contributions.  The Company has determined, however, that it is in the best interests of the Company and its pension plan participants to make voluntary contributions to the plan.  If the U.S. qualified pension plan performs in accordance with actuarial assumptions, the Company presently anticipates making voluntary cash contributions of approximately $40 million per year over the next few years, including $40 million contributed to the U.S. defined benefit plan in January 2005.

Results of Operations

2004 vs. 2003

The tables below reflect Net sales and Profit from operations for the years ended December 31, 2004 and 2003.  Substantially all reconciling items have been allocated to the segments.

	Year Ended December 31,
(Dollars in millions)	2004	2003	Change	% Change

Net sales:
Performance Products	$1,617	$1,483	$134	9%
Engineered Materials and Additives	380	363	17	5%
Consolidated	$1,997	$1,846	$151	8%

Profit (loss) from operations:
Performance Products	$248	$262	$(14)	(5)%
Engineered Materials and Additives	(15)	9	(24)	(267)%
Corporate Items	(6)	(16)	10	63%
Consolidated	$227	$255	$(28)	(11)%

The table below reflects Net sales percentage changes for the year ended December 31, 2004 when compared with the year ended December 31, 2003:

	Net Sales Percentage Increase (Decrease) from prior year due to
Year Ended		Product		Rates of
December 31, 2004	Volume	Mix	Price	Exchange	Total
Pulp and Paper	5%	(2)%	(1)%	4%	6%
Aqualon	18%	(7)%	(1)%	4%	14%
Performance Products	11%	(5)%	(1)%	4%	9%

FiberVisions	(6)%	(2)%	5%	4%	1%
Pinova	28%	(7)%	(5)%	—	16%
Engineered Materials and Additives	2%	(3)%	3%	3%	5%
Consolidated	8%	(4)%	—	4%	8%

The tables below reflect Net sales per region and percentage change from the year ended December 31, 2003.

(Dollars in millions) Region	Year Ended December 31, 2004	Year Ended December 31, 2003	% Change	% Change Net of Rate of Exchange Benefit
North America	$921	$885	4%	4%
Europe	762	693	10%	1%
Asia Pacific	215	174	24%	23%
Latin America	99	94	5%	2%
All regions	$1,997	$1,846	8%	4%

Consolidated net sales were $1,997 million for the year ended December 31, 2004, an increase of $151 million, or 8%. Compared to 2003, volumes generated an 8% improvement, mix had a negative impact of 4%, the effect of price changes was minimal and rates of exchange had a 4% positive effect.

For the year ended December 31, 2004, regional sales were up 4% in North America, 5% in Latin America, 24% in Asia Pacific and 10% in Europe (1% excluding the stronger Euro).  The European region remained challenging most of the year due to the competitive Pulp and Paper market and substitution of competitors’ product taking volumes from FiberVisions in the diaper coverstock market.  North America sales improved in all businesses.  The Pulp and Paper market for containerboard and packaging materials in this region has improved.  Sales in Asia Pacific have increased primarily as a result of the acquisition of Jiangmen in China and stronger economic conditions in Asia.

Profit from operations for the year ended December 31, 2004 was $227 million, a decrease of $28 million or 11% as compared to 2003.  Improved volume growth and a $12 million benefit from favorable rates of exchange was more than offset by higher non-cash pension charges, raw material, freight and insurance costs across all businesses; non-cash asset impairment charges in Aqualon and Pulp and Paper; and bad debt and severance accruals related to our Pulp and Paper division.  Additionally, profit from operations in 2003 benefited from income recognized as a result of a favorable legal settlement and the receipt of insurance demutualization proceeds.

During the year ended December 31, 2004, Performance Products net sales grew $134 million, or 9%, and profit from operations decreased by $14 million.

In the Pulp and Paper Division, net sales for the year ended December 31, 2004 grew $52 million or 6%, with 5% resulting from higher volumes and a 4% benefit from favorable rates of exchange, partially offset by 1% lower pricing and 2% unfavorable product mix.  The higher volumes were primarily a result of increased sales under our supply agreement with G.E. Water Technologies and the improving North American market for containerboard.  Europe remained challenging as volume growth was offset by competitive price pressure and unfavorable mix.  Price erosion occurred in both functional and process chemicals.

Pricing in Pulp and Paper deteriorated from 2003 levels as a result of competitive pressures.  Pricing was down in North America and Europe, our two largest markets.  The division initiated two price increases with a combined increase of 11% to 19% on all process and functional products late in the second half of 2004, which is expected to benefit 2005 results.  Profit from operations was $22 million or 21% lower than the prior year.  Higher volumes and favorable rates of exchange were more than offset by lower pricing, higher energy, raw materials, and non-cash pension expense, as well as selling expenses associated with new product growth.  Raw material costs were higher in the fourth quarter than in previous quarters reflecting increases in adipic acid and epichlorohydrin prices.  Additionally, during 2004 severance charges of approximately $8 million were incurred for headcount reductions in the general and administrative functions.

Aqualon net sales for the year ended December 31, 2004 increased $82 million or 14% compared to 2003.  The growth was driven by 18% higher volumes and a 4% benefit from higher rates of exchange, partially offset by negative mix of 7% and 1% lower prices.  Volume improvements were made in many of our markets including personal care, pharmaceutical, paint, oilfield, lubricants, adhesives and coatings.  Volumes also continued to benefit from our Jiangmen acquisition completed in the fourth quarter of 2003 which accounted for approximately 40% of the increase.  The unfavorable product mix reflected higher sales of lower priced products, primarily related to CMC sales in China, and unfavorable regional and industry mix.  Price increases announced and implemented in the fourth quarter resulted in pricing being flat in the aggregate for the quarter and down only 1% for the year.  The continued competitive pricing in one product line due to temporary industry overcapacity was offset by price increases in other product lines.  The U.S. CMC business continues to be under pressure due to aggressive behavior of several foreign producers that are exporting into the U.S. market.  The Company is seeking governmental remedies to address such behavior.

Profit from operations for the year ended December 31, 2004 improved $8 million, or 5%, as compared to 2003, as increased volumes, favorable rates of exchange, higher plant utilization rates and lower raw material costs in the aggregate were partially offset by higher non-cash pension, freight, plant maintenance, utilities and increased selling, general and administrative costs.  Raw material costs were higher in the fourth quarter than the previous three quarters reflecting increases in ethylene oxide, caustic and methanol.  In addition, an asset impairment charge of $4 million was incurred in the first quarter of 2004 as a result of the closure of a raw material production line.

In the Engineered Materials and Additives segment, net sales for the year ended December 31, 2004 increased $17 million, or 5%.  The segment had a loss from operations of $15 million compared with a profit from operations of $9 million in 2003 primarily due to the results of the FiberVisions division’s operations.

FiberVisions net sales for the year ended December 31, 2004 increased $3 million or 1% when compared with 2003.  The growth in sales resulted from improved pricing of 5%, higher rates of exchange of 4%, partially offset by 6% lower volumes and a 2% unfavorable mix.  Volumes in the fourth quarter were up 2%, reflecting gains in wipes and other applications markets, offsetting the losses experienced in diaper coverstock applications from the prior year.  Results of operations for the year ended December 31, 2004 decreased by $17 million.  Improved pricing, rates of exchange and lower management fees charged by our ES FiberVisions joint venture partner were more than offset by higher polymer costs and lower plant utilization.  Polypropylene costs increased 28% year over year.  In addition, the Division recognized legal costs associated with the now terminated Meraklon S.p.A. acquisition.

Net sales in Pinova increased $14 million or 16% in 2004 as compared to 2003.  Sales benefited from significantly higher volumes of 28%, partially offset by 5% lower pricing and unfavorable mix of 7%.  The increase in volumes was related to recapturing lost market share in the highly competitive chewing gum, adhesives and other industrial markets.  The lower pricing and unfavorable product mix was related to these efforts to regain lost business and a strategic shift into lower priced industrial segments aimed at reducing inventory and increasing sales volumes, thereby generating positive cash flow.  Losses from operations of  $11 million and $4 million were recorded in 2004 and 2003, respectively.  Improved plant utilization rates associated with higher volumes were offset by lower pricing, higher raw materials, energy and non-cash pension costs and lower tolling fees.

Corporate items included net operating charges and benefits that were not directly related to the business segments.  The charges typically appear in Other operating expense, net, although a portion was included in Cost of sales.  The table below reflects the components of Corporate items.

	Year Ended December 31,
(Dollars in millions)	2004	2003
Reductions in insurance claims reserves	$(3)	$—
Severance and restructuring costs	—	5
Nitrocellulose facility shutdown costs	7	1
Special executive pension adjustments	1	7
Proxy costs	—	4
Other miscellaneous charges (gains), net	1	(1)
Corporate items - net expense	$6	$16

Corporate items for the year ended December 31, 2004 resulted in a net expense of $6 million versus $16 million net expense in 2003.  The results for the year ended December 31, 2004 included charges of $7 million related to the shutdown of the former Nitrocellulose facility and $1 million for a special executive pension adjustment, offset by a $3 million reduction in insurance claims reserves.  The comparable 2003 period included a $1 million charge related to the shutdown of the former Nitrocellulose facility, a $7 million special executive pension adjustment, $5 million in corporate severance and restructuring charges, $4 million in proxy costs and $1 million of other gains, net.

Interest and debt expense for the year ended December 31, 2004 was $109 million, or $22 million lower than the $131 million incurred in 2003, reflecting lower outstanding debt balances, improved debt mix and reduced rates on the Company’s bank debt.  The April 2004 refinancing of the Term B loan, combined with a third quarter amendment to the credit agreement resulted in a 150 basis point rate reduction on the bank debt.  In addition to the repurchase of $150 million of its 11.125% senior notes during 2004, the Company also repaid its 9.42% trust preferred securities in May 2004 with the proceeds of the April 2004 private placement of $250 million 6.75% senior subordinated debt and a portion of the proceeds of the new Senior Credit Facility.

Other expense, net, was $116 million for the year ended December 31, 2004, an increase of $87 million compared to $29 million of expense for 2003.  The increase was primarily attributable to the net $34 million adjustment related to the asbestos litigation consisting of an $80 million increase in the asbestos reserves, a $49 million increase in the insurance receivables and $3 million in fees incurred in reaching the settlements with the insurance carriers.  Additionally, the Company wrote off $14 million of debt issuance costs associated with its April 2004 debt refinancing and paid premiums of $30 million and wrote off $4 million of debt issuance costs associated with the Company’s open market repurchase of its 11.125% senior notes throughout 2004.  Legal settlements of $19 million in 2004 exceeded 2003 levels of $8 million primarily due to the recent settlement of the Thomas & Thomas Rodmakers v. Newport Adhesives and Composites litigation (see Note 12 to the Consolidated Financial Statements).

The provision for income taxes on continuing operations reflected effective tax rates of 7% in 2004 and 22% in 2003.  The effective tax rate in 2004 reflected the benefit of the CP Kelco ApS gain and the reduction of the valuation allowance related to capital losses partially offset by an increase in tax reserves.  The effective tax rate for 2003 reflected the tax benefit from the donation of intellectual property to qualified organizations and the use of prior year capital losses.

2003 vs. 2002

The tables below reflect Net sales and Profit from operations for the years ended December 31, 2003 and 2002.  Substantially all reconciling items have been allocated to the segments.

	Year Ended December 31,
(Dollars in millions)	2003	2002	Change	% Change
Net sales:
Performance Products	$1,483	$1,385	$98	7%
Engineered Materials and Additives	363	320	43	13%
Consolidated	$1,846	$1,705	$141	8%

Profit (loss) from operations:
Performance Products	$262	$243	$19	8%
Engineered Materials and Additives	9	18	(9)	(50)%
Corporate Items	(16)	(41)	25	61%
Consolidated	$255	$220	$35	16%

The table below reflects Net sales percentage changes for the year ended December 31, 2003 when compared with the year ended December 31, 2002:

	Net Sales Percentage Increase (Decrease) from prior year due to
Year Ended			Rates of
December 31, 2003	Volume(1)	Price	Exchange	Total
Pulp and Paper	(1)%	(1)%	6%	4%
Aqualon	3%	—	8%	11%
Performance Products	1%	—	6%	7%

FiberVisions	14%	3%	9%	26%
Pinova	(15)%	1%	—	(14)%
Engineered Materials and Additives	5%	3%	6%	14%
Consolidated	2%	—	6%	8%

(1) Includes the effect of the consolidation of ES FiberVisions in 2003 in accordance with FASB Interpretation No. 46 (R) “Consolidation of Variable Interest Entities” (“FIN 46R”).  FiberVisions volume improvement without ES FiberVisions was 1%.

The tables below reflect Net sales per region and percentage change from the year ended December 31, 2002:

(Dollars in millions) Region	Year Ended December 31, 2003	Year Ended December 31, 2002	% Change	% Change Net of Rate of Exchange Benefit
North America	$885	$870	2%	1%
Europe	693	586	18%	11%
Asia Pacific	174	160	9%	9%
Latin America	94	89	6%	—
All regions	$1,846	$1,705	8%	2%

Net sales in 2003 increased 8% from 2002.  Growth in sales for 2003 compared to 2002 was driven by a 6%, or $110 million, benefit from rate of exchange and a 2%, or $29 million, benefit from the consolidation of ES FiberVisions pursuant to FIN 46R.  The Euro appreciated approximately 20% in 2003 from 2002 levels.  Volume and price in the aggregate were flat compared to 2002.  Volumes were essentially flat in Pulp and Paper, with declines in the weak North American and European markets offset by strong sales growth in the emerging regions of China, Brazil and Russia.  Volume growth in Aqualon was a result of stronger demand in the oil and gas drilling and recovery markets.  FiberVisions volume growth principally reflected the consolidation of ES FiberVisions.  Lower volumes in the Pinova business were driven by lost business in its chewing gum and adhesives markets.

Profit from operations improved 16% compared to 2002.  Higher costs in 2003 for energy, raw materials and pension were more than offset by productivity improvements and the positive effect of the stronger Euro.  Worldwide non-cash pension expense was approximately $28 million in 2003, an increase of $22 million versus 2002.

In the Performance Products segment, net sales increased $98 million, or 7%.  Net sales were positively impacted 6%, or $91 million, by rates of exchange.  Profit from operations in the segment improved $19 million, or 8%, equal to the benefit from favorable rates of exchange.  Cost increases in energy, raw materials and non-cash pension expense were offset by productivity improvements.

In Pulp and Paper, net sales increased $37 million, or 4%, reflecting a $48 million positive impact from rates of exchange, principally the Euro, and strong growth in emerging markets.  Net sales increased 29% in China, 40% in Brazil and 17% in Russia.  Net sales were negatively impacted by $11 million as a result of price erosion and unfavorable mix.  Global volumes were essentially flat reflecting the impact of weak market conditions in North America.  For 2003, paper and paperboard production was down 2% in North America.  Office paper production in Europe, a key market for Hercules, was also down 2%.  Factors impacting the North American industry included a declining manufacturing base as more production shifted off-shore to countries such as China, lower classified advertising (newsprint), lower weight magazines and a slowdown in print advertising and plastics substitutes for liquid packaging.  Profit from operations was essentially flat, down $1 million versus 2002.  Profit from operations was negatively impacted by higher energy and energy related raw materials in addition to non-cash pension expense.  These higher costs, in part, were offset by supply chain improvements and lower selling, general and administrative expense.

Aqualon’s net sales grew $61 million, or 11% compared to 2002.  Rate of exchange, principally the Euro, had a $43 million, or 8%, favorable impact and volume/mix had an $18 million, or 3%, favorable impact.  Volume growth was fueled by an increase in the construction, oil field and personal care businesses.  Global price increases were implemented in the first half of 2003, partially offsetting higher raw material and energy costs.  Profit from operations improved $20 million, or 14%, compared to 2002, driven by positive rate of exchange impact ($11 million or 8%) and volume increases even as the business experienced higher costs for energy, raw material and non-cash pension expense.

In the Engineered Materials and Additives segment, net sales increased $43 million, or 13%.  The consolidation of the ES FiberVisions joint ventures contributed $29 million, or 9%, to the improvement.  Favorable impacts due to rate of exchange contributed $19 million, or 6%.  Lower volumes in Pinova due to the lost business in its chewing gum and adhesives markets negatively impacted the segment’s net sales.  Profit from operations decreased $9 million, or 50%, from 2002.  Improvement in FiberVisions profit from operations was more than completely offset by Pinova’s losses from operations.

FiberVisions net sales increased $57 million, or 26% from 2002, reflecting the positive impacts from the consolidation of the ES FiberVisions joint ventures of $29 million or 13%, favorable rates of exchange of $19 million or 9%, and pricing and volume/mix totaling $9 million or 4%.  FiberVisions’ contractual arrangements with many of its customers enable it to pass through higher polypropylene costs on a delayed basis.  Lower volumes for fibers used in diapers were partially offset by higher volumes in the wipes markets.  New wipes products generated approximately $23 million and new bicomponent products generated approximately $10 million in net sales, respectively.  Profit from operations improved $3 million, or 30% as compared to 2002, primarily as a result of the consolidation of the ES FiberVisions joint ventures.

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

Corporate items included net operating charges and benefits that were not directly related to the business segments.  The charges typically appear in Other operating expense, net, although a portion was also included in Cost of sales.  The table below reflects the components of Corporate items.

	Year Ended December 31,
(Dollars in millions)	2003	2002
Severance and restructuring costs	$5	$22
Environmental	—	12
Nitrocellulose facility shutdown costs	1	—
Special executive pension adjustments	7	—
Proxy costs	4	—
Other miscellaneous (gains) charges, net	(1)	7
Corporate items - net expense	$16	$41

Corporate items for the year ended December 31, 2003 resulted in a net expense of $16 million versus $41 million of net expense in 2002.  The results for the year ended December 31, 2003 included a charge of $1 million related to the shutdown of the former Nitrocellulose facility, $5 million for severance charges, $7 million for special executive pension adjustments, $4 million for proxy expenses and $1 million in other gains, net, whereas the comparable 2002 period included $22 million for severance and restructuring charges, $12 million in environmental charges and $7 million of other charges, net.

Interest and debt expense for the year ended December 31, 2003 was $131 million, representing a $26 million decrease from the combined $157 million in interest, debt expense and preferred security distributions of subsidiary trusts recognized in 2002.  This reduction was a reflection of lower outstanding debt balances, improved debt mix and lower interest rates on the Company’s bank debt.  In June 2003, upon its maturity, the Company paid $125 million to settle its 6.625% notes.  Additionally, interest rates were decreased in the December 2002 refinancing of the Senior Credit Facility and the Company repurchased $24 million (book value) of 11.125% senior notes during the fourth quarter of 2003.

Other expense, net was $29 million for the year ended December 31, 2003, a decrease of $86 million compared to the $115 million expense for 2002.  Other expense, net for the year ended December 31, 2003 included asbestos related accruals and costs of $13 million, a $2 million net gain on debt settlements and $18 million in other costs and expenses.  Other expense, net for the year ended December 31, 2002 included $68 million in asbestos related accruals and costs, a $44 million charge for debt extinguishment expenses and $3 million in other costs and expenses.

The provision for income taxes on continuing operations reflected effective tax rates of 22% in 2003 and 6% in 2002. The effective tax rate for 2003 reflected the tax benefit from the donation of intellectual property to qualified organizations and the use of prior year capital losses.  The effective tax rate for 2002 reflected the tax benefit of the pre-tax loss partially offset by the effect of increases to tax reserves related to anticipated tax assessments and other provisions.

Financial Condition

Liquidity and financial resources: Net cash provided by (used in) operations was $121 million, $23 million, and $(215) million for 2004, 2003, and 2002, respectively.  The improvement in operating cash flows in 2004 as compared to previous years reflected the insurance settlements related to asbestos, the favorable impact of reduced payments for interest and income taxes, decreased contributions to defined benefit pension plans, and the lower debt repayment penalties and premiums.  By the end of October 2004, the Company had reached agreement with each of its insurance carriers to reimburse certain costs incurred by Hercules in defending and resolving its asbestos-related matters.  As a result of these settlements, the Company recorded additional receivables totaling $49 million and during 2004 received cash payments totaling $50 million as compared to $17 million in 2003.  During 2004, the Company recognized $80 million of additional asbestos-related charges in order to re-establish its total accrual to $260 million at December 31, 2004, based on the results of updated studies of its asbestos-related liabilities.  Total asbestos claim payments made during 2004 of $41 million have decreased from the 2003 payments which totaled $50 million.  The Company projects asbestos-related settlement payments of approximately $47 million in 2005; however, it is anticipated that these amounts as well as legal fees incurred, will be fully reimbursable via the funding provided by the insurance carriers which is held in trust.  Interest and preferred security payments were reduced to $97 million in 2004 compared with $122 million and $153 million, respectively, for 2003 and 2002.  The decrease in interest payments was primarily due to the Company’s repurchase of approximately $174 million of its 11.125% senior notes since October 2003.  Interest rates were reduced by 150 basis points through the April 2004 refinancing of the Term B loan and the August 2004 amendment to the Senior Credit Facility.  The decrease in net income tax payments was primarily due to the $20 million federal tax refund received during 2004.  The large amount of tax payments in 2002 was a result of the sale of the Company’s BetzDearborn Water Treatment Business (“Water Treatment Business”).  Additionally, as a result of the settlement of debt obligations with the proceeds from the sale of the Water Treatment Business, the Company incurred considerable prepayment fees during 2002.  Similarly, during 2004 the Company had to pay more than the face value of its debt in order to repurchase its high yield notes.  During 2004, the Company contributed $43 million to its defined benefit pension plans compared to contributions of $55 million and $92 million in 2003 and 2002, respectively.

Other significant cash flow changes as compared to previous years resulted from the Company’s severance, restructuring and other exit costs.  The majority of current severance payments were related to activity under the Company’s Dismissal Salary and Dismissal Wage Plans.  Severance and restructuring payments have been reduced to $10 million in 2004 as compared to $21 million in 2003 and $39 million in 2002 as the majority of payments related to the significant workforce reduction plan authorized by management in late 2001 have been made.

Net cash (used in) provided by investing activities was $(49) million, $49 million, and $1,659 million for 2004, 2003, and 2002, respectively.  Capital expenditures of $77 million during the year ended December 31, 2004 were partially offset by $27 million of gross proceeds from the sale of the Company’s minority interest in CP Kelco ApS.  During 2003, the Company used the $125 million in escrowed funds from its December 2002 refinancing to redeem its 6.625% notes.  The positive cash flow from the release of the escrowed funds was partially offset by $48 million of capital expenditures, $9 million for the acquisition of Jiangmen, and the recording of a $27 million investment in CRESTS Units preferred securities.  As noted in further detail in Note 5 to the Consolidated Financial Statements, the $27 million investment resulted from the Company’s de-consolidation of Hercules Trust II pursuant to FIN 46R.  Hercules’ significant cash provided by investing activities in 2002 was due to receipt of $1.8 billion of proceeds from the sale of its Water Treatment Business, partially offset by $43 million of capital expenditures and by the escrow of $125 million of funds to redeem the 6.625% notes due June 2003.

Net cash used in financing activities was $74 million, $171 million, and $1,334 million for 2004, 2003, and 2002, respectively.  The Company used the cash provided by operations in 2004 and 2003 to pay down its long-term debt.  Funding for the pay down of indebtedness during 2002 resulted from cash provided via the Company’s refinancing and business divestitures.  During 2004 and 2003 the Company repurchased $150 million and $24 million, respectively of its 11.125% senior notes.  The 2004 usage of cash for these payments was partially offset by the net proceeds of the Company’s refinancing of its Senior Credit Facility and the private placement of the 6.75% senior subordinated notes during the second quarter of 2004.  Additional cash used during 2003 was the result of the Company repaying its $125 million 6.625% notes which came due in June 2003.  Cash used in 2002 is primarily due to the Company’s use of approximately $1.8 billion of net proceeds from the sale of its Water Treatment Business to permanently reduce long-term debt, repaying in full several outstanding borrowings.  These payments were partially offset by $450 million of additional borrowings under new refinanced agreements.

On April 8, 2004, the Company completed the refinancing of its existing Senior Credit Facility with a new $400 million term loan (the “Term B Loan”) and a new $150 million committed revolving credit facility (the “Revolving Facility”).  The Company also has the ability under its new Senior Credit Facility, subject to lender approval, to borrow an additional $250 million in the form of an incremental term note.  The Term B Loan matures October 8, 2010 and the Revolving Facility matures April 8, 2009 unless accelerated.  Borrowings under the Term B Loan bear interest at LIBOR + 1.75% (weighted-averaged rate of 4% at December 31, 2004) with the Company holding the option to reset interest rates for one, two, three or six month periods.  The new Senior Credit Facility is secured by liens on the Company’s assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company’s current and future wholly owned domestic subsidiaries.  The Company also completed a private placement of $250 million aggregate principal amount of 6.75% senior subordinated notes due 2029.  These notes were exchanged for similar notes registered with the Securities and Exchange Commission on October 21, 2004.

Proceeds from the refinancing were used in part to fully repay the outstanding Term B loan.  On May 10, 2004, proceeds from the refinancing and the issuance of the 6.75% senior subordinated notes were also used to fully redeem the Company’s 9.42% junior subordinated deferrable interest debentures due 2029 distributed to the holders of the 9.42% trust preferred securities of Hercules Trust I (the “Trust”) upon dissolution of the Trust.  As a result of the debt repayment and redemption, the Company recognized approximately $14 million of non-cash expense during the second quarter of 2004 for the write-off of unamortized debt issuance costs.

During 2003, the Board of Directors authorized the Company, from time to time, subject to market conditions and provisions of the Company’s credit agreements and indentures, to repurchase up to $200 million of its outstanding indebtedness.  During 2003 the Company repurchased $24 million (book value) of its 11.125% senior notes for $29 million and recorded a $5 million loss in Other expense, net.  The Company repurchased an additional $131 million (book value) of its 11.125% senior notes through September 30, 2004 for $157 million.  In October 2004, the Board terminated the unused portion of the initial debt repurchase program, concurrently authorizing a new $200 million debt repurchase program.  During the remainder of 2004 the Company repurchased $19 million (book value) of 11.125% senior notes for $23 million under this new program.  The Company recognized a $30 million loss as a result of its 2004 repurchases of debt and recorded a non-cash expense of $4 million for the write-off of the unamortized debt issuance costs related to the repurchased debt.  These charges were reflected in Other expense, net.  In January and March 2005, the Company acquired an additional $14 million (book value) for $17 million.

As of December 31, 2004, $81 million of the $150 million Revolving Facility under the Company’s Senior Credit Facility was available for use.  The Company had $69 million of outstanding letters of credit associated with its Senior Credit Facility at December 31, 2004.

Capital Structure and Commitments

Total capitalization (stockholders’ equity and debt) was $1.337 billion and $1.359 billion at December 31, 2004 and 2003, respectively.  Total debt was $1.240 billion at December 31, 2004, a decrease of $108 million from December 31, 2003.  The decrease reflects the $363 million repayment of the 9.42% junior subordinated deferrable interest debentures in April 2004, the repayment of the old Term B loan of $198 million, the repurchase of $150 million of the 11.125% senior notes throughout 2004, the net retirement of the $33 million of the 6.5% junior subordinated debentures and a reduction of $14 million for payments on term notes and other debt instruments and current amounts due on the new Term B Loan.  These reductions were partially offset by the $250 million proceeds from the private placement of the 6.75% senior subordinated debentures and the $400 million net proceeds of the new Term B Loan.  Total capitalization at December 31, 2003 increased $23 million from December 31, 2002 principally from improvements in the components of Accumulated other comprehensive losses.  The current ratio decreased to 1.62 at December 31, 2004 compared to 1.82 at December 31, 2003.  The quick ratio decreased to 1.22 at December 31, 2004 compared to 1.41 at December 31, 2003.

Capital expenditures are expected to be between $70 and $80 million per year in 2005 and 2006.

The Company’s contractual commitments as of December 31, 2004 are summarized as follows:

	(Dollars in millions)
	Payments Due by Period(2)
		Less than	1 - 3	4 - 5	After 5
	Total	1 year	years	years	years
Debt Obligations	$1,240	$30	$239	$9	$962
Operating Lease Obligations	131	20	34	39	38
Purchase Obligations	7	7	—	—	—
Other Long-term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP (1)	494	89	78	63	264
Total Contractual Cash Obligations	$1,872	$146	$351	$111	$1,264

(1)

Includes amounts pertaining to asbestos-related matters, asset retirement obligations, post-employment and post-retirement obligations and workers compensation claims. Due to the dynamic nature of asbestos litigation, it is impractical to determine the anticipated payments in any given year. Therefore, the non-current asbestos-related liability of $213 million has been reflected in the after five years column.

(2)

Does not include the anticipated future interest payments to be made under the Company’s current debt agreements; however, based upon current indebtedness and interest rates at December 31, 2004, such obligations would be approximately $87 million in 2005, $86 million in 2006, $85 million in 2007, $62 million in 2008, $61 million in 2009 and $868 million thereafter. A one percent increase or decrease in the LIBOR rate would have an impact of approximately plus or minus $4 million on the Company’s interest payments in years 2005 through 2009 and $3 million in 2010.

The Company had the following commercial commitments at December 31, 2004: lines of credit of $20 million outstanding and letters of credit of $69 million, both of which may require payments in the future.  If required, these commitments would be funded from general corporate funds.

The Company projects cash flow from operations will be sufficient to meet its investing and financing requirements in the next several years.

Risk Factors

Indebtedness

As of December 31, 2004, the Company’s total debt was approximately $1,240 million, of which 66% is fixed rate indebtedness.  The Company’s indebtedness has significant consequences.  For example, it could: increase the Company’s vulnerability to economic downturns and competitive pressures; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industries in which it operates or in pursuing attractive business opportunities requiring debt financing; place the Company at a disadvantage to its competitors that have less debt; and limit the Company’s ability to borrow additional funds due to restrictive covenants.

The Senior Credit Facility and the indentures governing the 11.125% senior notes due 2007 and the 6.75% senior subordinated notes due 2029, which together account for a large portion of the Company’s debt, contain numerous restrictive covenants, including, among other things, covenants that limit the Company’s ability to: borrow money and incur contingent liabilities; make dividend or other restricted payments; use assets as security in other transactions; enter into transactions with affiliates; enter into new lines of business; issue and sell stock of restricted subsidiaries; sell assets or merge with or into other companies and make capital expenditures.  In addition, the Senior Credit Facility requires the Company to meet financial ratios and tests, including maximum leverage and interest coverage levels.  These restrictions could limit the Company’s ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict corporate activities.

The Company’s ability to comply with the covenants and other terms of the Senior Credit Facility and the indentures governing the senior notes and to satisfy these and other debt obligations will depend upon the Company’s current and future performance.  The Company’s performance is affected by general economic conditions and by financial, competitive, political, business and other factors, many of which are beyond the Company’s control.  The Company believes that the cash generated from its businesses will be sufficient to enable the Company to comply with the covenants and other terms of the Senior Credit Facility and the indentures governing the senior notes and to make debt payments as they become due.

The Company and its subsidiaries may incur additional indebtedness in the future.  As of December 31, 2004, the Company had a $550 million Senior Credit Facility with a syndicate of banks.  Under the Senior Credit Facility, the Company has a $150 million revolving credit agreement, which permits certain additional borrowings.  In addition, the Company has the option to borrow an additional $250 million in the form of a term note under the Senior Credit Facility.  If new indebtedness is added to the Company’s current indebtedness levels, the risks described above could increase.

Market Risk

Fluctuations in interest and foreign currency exchange rates affect the Company’s financial position and results of operations.  The Company has used several strategies to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow (see “Foreign Currency Translation” and “Derivative Financial Instruments and Hedging” in the Summary of Significant Accounting Policies and Note 24 to the Consolidated Financial Statements).  Sensitivity of the Company’s financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below.  The market values for interest rate risk are calculated by the Company utilizing a third-party software model that employs standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

The Company’s derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments (see Note 24 to the Consolidated Financial Statements).  At December 31, 2004 and 2003, net market value of these combined instruments was a liability of $1.265 billion and $1.386 billion, respectively.  The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant.  A 100-basis point increase in interest rates at December 31, 2004 and 2003 would result in a $70 million and an $85 million decrease, respectively, in the net market value of the liability.  A 100-basis point decrease in interest rates at December 31, 2004 and 2003 would result in a $74 million and a $68 million increase, respectively, in the net market value of the liability.

Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of $0.6 million and $1.0 million at December 31, 2004 and 2003, respectively.  The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.  A 10% strengthening of the U.S. dollar versus other currencies at December 31, 2004 and 2003 would result in a $0.6 million increase and a $0.1 million decrease, respectively, in the net asset position, while a 10% weakening of the dollar versus all currencies would result in a $0.8 million decrease and a $0.1 million increase, respectively, in the net asset position.

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

Environmental remediation expenses are funded from internal sources of cash.  Such expenses are not expected to have a significant effect on the Company’s ongoing liquidity.  Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows (see Item 3, Legal Proceedings and Notes 11 and 12 to the Consolidated Financial Statements).

Litigation

Hercules is a defendant in numerous lawsuits arising out of, or incidental to, the conduct of its business.  Such litigation typically falls within the following broad categories:  environmental (discussed above); antitrust; commercial; intellectual property; labor and employment; personal injury; property damage; product liability; and toxic tort.  While it is not feasible to predict the outcome of all pending matters, the ultimate resolution of one or more of these matters could have a material effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period (see Item 3, Legal Proceedings and Note 12 to the Consolidated Financial Statements).

Pension

The assets and liabilities associated with the Company’s defined benefit plans are subject to interest rate and market risk.  A 100-basis point decrease or increase in the discount rate has approximately a plus or minus $157 million impact on the ABO.  A 100-basis point decrease or increase in the discount rate has approximately a plus or minus $163 million impact on the projected benefit obligation.  A 100-basis point decrease or increase in the assumed rate of return has approximately a plus or minus $11 million impact on the U.S. pension and postretirement expense estimated for 2005 (see Note 8 to the Consolidated Financial Statements).

Indemnifications

In connection with the sale of certain assets or businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale.  These indemnifications typically pertain to environmental, tax, employee and/or product-related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to reimburse the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations.  As of December 31, 2004, the Company has recorded indemnifications totaling $40 million.  Although it is possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

As described in greater detail in Note 12 to the Consolidated Financial Statements, the Company has entered into comprehensive settlement agreements with each of its asbestos insurance carriers.  Under the terms of these agreements and in exchange for payments made and to be received from the insurance carriers, the Company has released and indemnified the released insurers from any past, present and future claims asserted under its cancelled policies.

Recent Accounting Pronouncements

On October 22, 2004, President Bush signed The American Jobs Creation Act of 2004 (the “Act”).  The Act included some of the most significant changes to corporate taxation since 1996 and, among other things eliminates the Extraterritorial Income Regime (“ETI”) over a two-year phase out period beginning in 2005.  However, the phase out will still allow the Company to obtain 80% of the ETI benefit for 2005 and 60% for 2006.  The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated in either an entity’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the date of enactment. Additionally, the Act provides for a deduction for U.S. domestic manufacturers beginning in 2005.  This new deduction begins at 3% of the U.S. domestic manufacturer’s income for 2005 and 2006, increasing to 6% for 2007 through 2009 and achieves its maximum rate of 9% after 2009.

As a result of the accounting implications associated with the Act, the FASB issued Staff Positions FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”) in December 2004.  FSP 109-1 clarifies that the domestic manufacturing deduction should be accounted for as a special deduction to be recognized as earned, as opposed to a rate reduction, under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  The Company is currently investigating the impact of FSP 109-1.  Due to the complex nature of the ETI and foreign earnings repatriation provisions of the Act, it is anticipated that Congress or the Treasury Department will provide clarifying regulations in the near future.  Accordingly, FSP 109-2 allows entities additional time beyond the financial reporting period in which the Act was enacted to evaluate the impact upon their financial statements.  Both FSP 109-1 and FSP 109-2 became effective upon their issuance in December 2004.  It is anticipated that FSP 109-2 will not have a material impact on the consolidated financial position, results of operations or cash flows as the Company currently repatriates all available foreign earnings.  Accordingly, the special one-time tax deduction regarding certain foreign earnings, as referenced above, will not be available.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB No. 43” (“SFAS 151”).  SFAS 151 was one of a number of projects by the FASB to converge U.S. accounting standards to International Accounting Standards.  SFAS 151 requires abnormal amounts of idle facility expenses, freight, handling costs and spoilage to be recognized as current period charges.  In addition, the allocation of fixed manufacturing overhead costs to the costs of conversion is required to be based on the normal capacity of the manufacturing facilities.  SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not expect SFAS 151 to have a material impact on its consolidated financial position, results of operations or cash flows as its current inventory and conversion cost methodologies are generally consistent with that required by the new standard.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”).  SFAS 153 was also a result of the FASB’s project to converge U.S. accounting standards to International Accounting Standards.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” includes certain exceptions to the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance.  SFAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 will be effective for fiscal periods beginning after June 15, 2005.  The Company does not expect SFAS 153 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”).  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values.  The Company expects to adopt SFAS 123R effective July 1, 2005, as required.  SFAS 123R permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  The Company plans to adopt SFAS 123R using the modified prospective method.

The Company previously adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Accordingly, the Company currently recognizes compensation cost associated with restricted stock awards and discloses the pro forma compensation cost of stock option awards. As SFAS 123R must be applied not only to new awards, but to previously granted awards, primarily stock options,  that are not fully vested on the effective date, and because the Company adopted the prospective transition method, compensation cost for those previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123R.  This results from the prospective adoption of SFAS 123, which applied only to awards, principally restricted stock awards, granted, modified or settled after the adoption date of January 1, 2003. However, had the Company adopted SFAS 123R in prior periods, the impact would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in the Summary of Significant Accounting Policies.  Beyond those restricted stock and stock option awards previously granted, the Company cannot predict with certainty the impact of SFAS 123R on the consolidated financial statements as such awards are determined on an annual basis and encompass a potentially wide range depending upon the incentive compensation philosophy advocated by the Human Resources Committee of the Company’s Board of Directors.  Compensation cost associated with previously granted stock option awards to be recognized in accordance with SFAS 123R during 2005 is expected to be less than $1 million.

SFAS 123R also requires the benefits of tax deductions in excess of compensation cost recognized in the financial statements to be reported as a financing cash flow, rather than as an operating cash flow as currently required under SFAS 95. This requirement, to the extent such benefits exist, will decrease net operating cash flows and increase net financing cash flows in periods subsequent to adoption.  The Company cannot estimate what those amounts will be in the future, because they depend on, among other things, when employees exercise stock options. The amount of operating cash flows recognized in prior periods for such excess tax deductions was not material for 2004, 2003 and 2002 respectively, due to the minimal amount of options exercised during those periods.

Currently, the Company utilizes the Black-Scholes option pricing model to estimate the value of stock options granted to employees and expects to continue the use of this acceptable option valuation model upon the required adoption of SFAS 123R.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For discussion of quantitative and qualitative disclosures about market risk, see the caption “Risk Factors” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
REQUIRED SUPPLEMENTARY DATA
HERCULES INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2004, 2003 and 2002
Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements

SUPPLEMENTARY DATA

Summary of Quarterly Results (Unaudited)
Valuation and Qualifying Accounts

Management’s Report on Internal Control Over Financial Reporting

The management of Hercules is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Hercules’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Hercules’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Hercules Incorporated:

We have completed an integrated audit of Hercules Incorporated’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Hercules Incorporated and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” on July 1, 2003.

As discussed in the Summary of Significant Accounting Policies, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” on January 1, 2003.

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

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
March 16, 2005

Hercules Incorporated

Consolidated Statements of Operations

	Year Ended December 31,
(Dollars in millions, except per share)	2004	2003	2002
Net sales	$1,997	$1,846	$1,705
Cost of sales	1,310	1,167	1,040
Selling, general and administrative expenses	382	360	348
Research and development	43	39	42
Goodwill and intangible asset amortization (Note 4)	8	8	9
Other operating expense, net (Note 19)	27	17	46
Profit from operations	227	255	220
Interest and debt expense (Note 20)	109	131	99
Gain on sale of CP Kelco ApS (Note 25)	(27)	—	—
Preferred security distributions of subsidiary trusts	—	—	58
Other expense, net (Note 21)	116	29	115
Income (loss) before income taxes and equity income (loss)	29	95	(52)
Provision (benefit) for income taxes (Note 7)	2	21	(3)
Income (loss) before equity income (loss)	27	74	(49)
Equity income of affiliated companies, net of tax	—	—	2
Net income (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	27	74	(47)

Net income (loss) on discontinued operations, net of tax (Note 25)	—	4	(196)
Net income (loss) before cumulative effect of changes in accounting principle	27	78	(243)

Cumulative effect of changes in accounting principle, net of tax (Notes 4, 5 and 11)	—	(33)	(368)
Net income (loss)	$27	$45	$(611)
Earnings (loss) per share (Note 22)
Basic earnings (loss) per share
Continuing operations	$0.25	$0.69	$(0.44)
Discontinued operations	—	0.04	(1.85)
Cumulative effect of changes in accounting principle	—	(0.31)	(3.47)
Net income (loss)	$0.25	$0.42	$(5.76)
Weighted average number of shares (millions)	107.3	106.2	106.0
Diluted earnings (loss) per share
Continuing operations	$0.25	$0.69	$(0.44)
Discontinued operations	—	0.04	(1.85)
Cumulative effect of changes in accounting principle	—	(0.31)	(3.47)
Net income (loss)	$0.25	$0.42	$(5.76)
Weighted average number of shares (millions)	109.0	107.2	106.0

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated

Consolidated Balance Sheets

	December 31,
(Dollars in millions)	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$127	$126
Accounts receivable, net (Note 1)	347	321
Inventories (Note 2)	189	187
Deferred income taxes (Note 7)	45	93
Asbestos-related assets (Note 12)	6	7
Other current assets (Note 17)	58	95
Total current assets	772	829
Property, plant and equipment, net (Note 17)	695	677
Intangible assets, net (Note 4)	162	165
Goodwill (Note 4)	550	518
Deferred income taxes (Note 7)	122	44
Asbestos-related assets (Note 12)	163	162
Deferred charges and other assets (Note 17)	246	316
Total assets	$2,710	$2,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$198	$182
Accrued expenses (Note 17)	202	207
Asbestos-related liabilities (Note 12)	47	45
Current debt obligations (Note 5)	30	22
Total current liabilities	477	456
Long-term debt (Note 5)	1,210	1,326
Deferred income taxes (Note 7)	77	78
Pension liability (Note 8)	241	250
Other postretirement benefits (Note 8)	81	96
Deferred credits and other liabilities (Note 17)	314	318
Asbestos-related liabilities (Note 12)	213	176
Total liabilities	2,613	2,700
Commitments and contingencies (Note 12)	—	—
Stockholders’ equity
Series preferred stock (Note 14)	—	—
Common stock, $25/48 par value (Note 15) (shares issued: 2004 and 2003 - 159,984,444)	83	83
Additional paid-in capital	569	603
Unearned compensation (Notes 9 and 10)	(78)	(87)
Accumulated other comprehensive losses (Note 16)	(276)	(317)
Retained earnings	1,522	1,495
	1,820	1,777
Reacquired stock, at cost (shares: 2004 - 47,842,836 and 2003 - 48,992,628)	(1,723)	(1,766)
Total stockholders’ equity	97	11
Total liabilities and stockholders’ equity	$2,710	$2,711

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2004	2003	2002
Cash Flow From Operating Activities:
Net income (loss)	$27	$45	$(611)
Net (income) loss from discontinued operations	—	(4)	196
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation	75	73	71
Amortization	26	27	29
Deferred income tax provision	(19)	8	17
Gain on disposals	(28)	(4)	—
Impairment charges	9	2	375
Write-off of debt issuance costs	18	—	—
Other non-cash charges and credits	1	10	(10)
Affiliates’ earnings in excess of dividends received	—	—	(2)
Accruals and deferrals of cash receipts and payments (net of acquisitions and dispositions):
Accounts receivable	(7)	8	(8)
Inventories	6	(7)	(5)
Asbestos-related assets, current	1	2	6
Other current assets	21	1	(5)
Asbestos related assets - non-current	—	(49)	(70)
Accounts payable and accrued expenses	5	(37)	(109)
Income taxes payable	(25)	(88)	(148)
Pension and postretirement benefits	(23)	(34)	(74)
Asbestos liability	39	19	129
Non-current assets and liabilities	(5)	51	4
Net cash provided by (used in) operating activities from continuing operations	121	23	(215)
Cash Flow From Investing Activities:
Capital expenditures	(77)	(48)	(43)
Proceeds of investment and fixed asset disposals	1	10	1,816
Proceeds from sale of minority interest in CP Kelco ApS	27	—	—
Decrease (increase) in restricted cash	—	125	(125)
Acquisitions, net of cash acquired	—	(9)	—
Investment in CRESTS Units preferred securities	—	(27)	—
Other, net	—	(2)	11
Net cash (used in) provided by investing activities	(49)	49	1,659
Cash Flow From Financing Activities:
Long-term debt proceeds	650	—	450
Long-term debt payments	(730)	(165)	(1,776)
Change in short-term debt	2	(1)	(8)
Payment of debt issuance costs and underwriting fees	(8)	—	(5)
Repurchase of CRESTS Units warrants	—	(7)	—
Treasury stock issued	6	2	5
Other	6	—	—
Net cash used in financing activities	(74)	(171)	(1,334)
Effect of exchange rate changes on cash	3	16	(2)
Net cash flow from discontinued operations (Note 25)	—	—	25
Net increase (decrease) in cash and cash equivalents	1	(83)	133
Cash and cash equivalents at beginning of year	126	209	76
Cash and cash equivalents at end of year	$127	$126	$209

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$97	$122	$96
Preferred security distributions of subsidiary trusts	—	—	57
Income taxes, net of refunds received	41	65	142
Non-cash investing and financing activities:
Acquisition of minority interest	$—	$2	$—
Incentive and other employee benefit stock plan issuances	16	19	7
Elimination of 6.5% junior subordinated deferrable interest debentures due 2029	(34)	—	—
Elimination of investment in Hercules Trust II upon its dissolution	27	—	—

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated

Consolidated Statements of Stockholders’ Equity (Deficit)

				Accumulated
			Unearned	Other
	Common	Paid-in	Compen-	Comprehen-	Retained	Reacquired
(Dollars in millions)	Stock	Capital	sation	sive Loss	Earnings	Stock	Total
Balances at December 31, 2001	$83	$685	$(102)	$(218)	$2,061	$(1,845)	$664
(Common shares: issued, 159,984,444; reacquired, 51,196,972)
Net loss	—	—	—	—	(611)	—	(611)
Foreign currency translation adjustment	—	—	—	15	—	—	15
Release of shares held by ESOP trust	—	(5)	11	—	—	—	6
Increase in additional minimum pension liability, net of tax	—	—	—	(354)	—	—	(354)
Reclassification adjustment relating to disposal of business	—	—	—	103	—	—	103
Purchase of common stock, 16,960 shares	—	—	—	—	—	—	—
Issuances of common stock:
Incentive plans, net, 598,445 shares, from reacquired stock	—	(15)	—	—	—	21	6

Balances at December 31, 2002	$83	$665	$(91)	$(454)	$1,450	$(1,824)	$(171)
(Common shares: issued, 159,984,444; reacquired, 50,615,487)
Net income	—	—	—	—	45	—	45
Foreign currency translation adjustment	—	—	—	124	—	—	124
Release of shares held by ESOP trust	—	(5)	11	—	—	—	6
Debt issuance costs on warrants issued with trust preferred securities	—	(7)	—	—	—	—	(7)
Repurchase of warrants	—	(7)	—	—	—	—	(7)
Decrease in additional minimum pension liability, net of tax	—	—	—	13	—	—	13
Issuances of common stock:
Incentive plans, net, 1,622,859 shares, from reacquired stock	—	(43)	(11)	—	—	58	4
Amortization of unearned compensation	—	—	4	—	—	—	4

Balances at December 31, 2003	$83	$603	$(87)	$(317)	$1,495	$(1,766)	$11
(Common shares: issued, 159,984,444; reacquired, 48,992,628)
Net income	—	—	—	—	27	—	27
Foreign currency translation adjustment	—	—	—	71	—	—	71
Release of shares held by ESOP trust	—	(5)	14	—	—	—	9
Increase in additional minimum pension liability, net of tax	—	—	—	(30)	—	—	(30)
Issuances of common stock:
Incentive plans, net, 1,149,792 shares, from reacquired stock	—	(29)	(8)	—	—	43	6
Amortization of unearned compensation	—	—	3	—	—	—	3

Balances at December 31, 2004	$83	$569	$(78)	$(276)	$1,522	$(1,723)	$97
(Common shares: issued, 159,984,444; reacquired, 47,842,836)

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(Dollars in millions)	2004	2003	2002
Net income (loss)	$27	$45	$(611)
Foreign currency translation	71	124	118
(Increase) decrease in additional minimum pension liability, net of tax	(30)	13	(354)
Comprehensive income (loss)	$68	$182	$(847)

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated

Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Hercules, all majority-owned subsidiaries where control exists, any other subsidiaries which it controls and variable interest entities (“VIEs”) in which Hercules is the primary beneficiary.  All significant intercompany transactions and profits have been eliminated.  Investments in affiliated companies, where Hercules has a 20% to 50% interest and where the entity is either not a VIE or Hercules is not the primary beneficiary, are accounted for using the equity method of accounting and, accordingly, consolidated income includes Hercules’ share of their income.  Subsidiaries of the Company (Hercules Trust I and Hercules Trust II) that were VIEs and with respect to which Hercules is not the primary beneficiary have been de-consolidated as of December 31, 2003.  Hercules Trust I and Hercules Trust II were liquidated and dissolved in 2004.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes.  Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete.  This generally occurs when products are shipped to the customer or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is probable and pricing is fixed or determinable.  Revenue arrangements with multiple deliverables are reported separately for deliverables that have stand-alone value when there is objective and reliable evidence as to the fair value of the deliverable and the delivery of any undelivered item is probable and substantially controlled by the Company.  Approximately 13%, 12% and 12% of the Company’s revenues for the years ended December 31, 2004, 2003 and 2002, respectively, are from consignment inventory.  For consignment inventory, title and risk of loss are transferred when the earnings process is considered complete, which generally occurs when the Company’s products have been consumed or used in the customer’s production process.  Accruals are made for sales returns and other allowances based on the Company’s experience.  The corresponding shipping and handling costs are included in cost of sales.

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts represents an estimate of uncollectible accounts receivable.  The recorded amount reflects various factors, including accounts receivable aging, customer-specific risk issues, country risk and historical write-off experience.  It includes, but is not limited to, a formula driven calculation applied to the aging of trade accounts receivable balances.  When a specific accounts receivable balance is deemed uncollectible, a charge is taken to this reserve.  Recoveries of balances previously written off are also reflected in this reserve.

Research and Development Expenditures

Research and development expenditures are expensed as incurred.

Environmental Expenditures

The Company has ongoing expenditures for environmental related projects at current and former operating facilities.  Accruals for environmental remediation matters are expensed when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.  The Company capitalizes environmental expenditures for projects that extend the life, increase the capacity or improve the safety or efficiency of its facilities.  In addition, the Company capitalizes asset retirement obligations relating to environmental remediation liabilities that result from the normal operation of Company facilities.  The Company capitalized environmental related expenditures totaling $3 million, $2 million and $1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Cash and Cash Equivalents

Cash in excess of operating requirements is invested in short-term, income-producing instruments.  Cash equivalents include commercial paper and other securities with original maturities of 90 days or less at the time of purchase.  Book value approximates fair value because of the short maturity of those instruments.

Inventories

Inventories are stated at the lower of cost or market.  Foreign and certain domestic inventories, which in the aggregate represented 89% and 84% of total inventories at December 31, 2004 and 2003, respectively, are valued principally on the average-cost method.  A portion of domestic inventories are valued on the last-in, first-out (“LIFO”) method.  Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

Property, Plant and Equipment and Depreciation

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

Maintenance, repairs and minor renewals are expensed as incurred; major renewals and improvements that extend the lives or increase the capacity of plant assets are capitalized.  Upon normal retirement or replacement, the net book value of property (less proceeds of sale or salvage) is charged to income.

Goodwill and Other Intangible Assets

Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), beginning January 1, 2002, goodwill is not amortized but is tested for impairment at least annually with any necessary adjustment charged to expense.  The Company has selected November 30 as the date for performing the annual impairment test.  Other intangible assets have been amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for customer relationships, trademarks and tradenames and 5 to 15 years for other intangible assets.  Intangible assets with finite lives are amortized over their useful lives.

Investments

Investments in affiliated companies in which the Company has a 20% to 50% interest and where the entity is not a variable interest entity for which Hercules is the primary beneficiary are accounted for using the equity method of accounting.  Accordingly, these investments are included in deferred charges and other assets on the Company’s Consolidated Balance Sheets and the income or loss from these investments is included in equity income (loss) of affiliated companies in the Company’s Consolidated Statements of Operations.

Investments in affiliated companies in which the Company does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for using the cost method of accounting.  Accordingly, these investments are also included in deferred charges and other assets on the Company’s Consolidated Balance Sheets.

Other investments include non-current marketable securities whose value approximates market value.

Investments in Subsidiary Trusts

The Company had two subsidiary trusts, Hercules Trust I and Hercules Trust II (the “Trusts”), that were variable interest entities for which the Company was not the primary beneficiary.  The Company utilized the cost method to account for its investments in the subsidiary trusts at December 31, 2003.  Both Trusts were liquidated and dissolved during 2004.

Long-lived Assets

The Company reviews its long-lived assets, including other intangible assets, for impairment on an exception basis whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through undiscounted future cash flows.  If an impairment loss has occurred based on expected future cash flows (undiscounted), the loss is recognized in the income statement.  The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset.  The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments.  The Company reviews its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Computer Software Development Costs

The Company follows the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”).  These assets are included in deferred charges and other assets in the Company’s Consolidated Balance Sheets.  Computer software development costs are being amortized over a period of 5 to 10 years.  Amortization expense was $15 million, $13 million and $11 million in 2004, 2003 and 2002, respectively.

Deferred Financing Costs

The Company capitalizes costs associated with the issuance of debt (deferred financing costs), including bank, legal, investment advisor and accounting fees and other expenses.  Deferred financing costs are amortized over the term of the related financing transaction using the effective interest rate method and are included in interest and debt expense.  Amortization of deferred financing costs for 2004, 2003 and 2002 was $3 million, $6 million and $9 million, respectively.

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

Derivative Instruments and Hedging

Derivative instruments are recorded on the balance sheet at their fair values.  The Company has not designated any derivative as a hedge instrument and accordingly, changes in fair value of derivatives are recorded each period in earnings.  Under procedures and controls established by the Company’s risk management policies, the Company strategically enters into contractual arrangements (derivatives) in the ordinary course of business to reduce the exposure to foreign currency rates and interest rates.

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

Stock-based Compensation

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends SFAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring enhanced disclosure regarding stock-based compensation.  The Company has elected to apply the fair value recognition provisions of SFAS 123 on a prospective basis to all employee awards granted, modified or settled after January 1, 2003.  Awards under the Company’s stock-based compensation plans vest over periods ranging from 1 to a maximum of 10 years; however, vesting can be extended with the approval of the Board of Directors.  Therefore, the cost related to stock-based employee compensation included in the determination of net income in 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.  The Company did not grant any stock options pursuant to SFAS 123, as amended by SFAS 148, to employees in 2004 and 2003.  However, the Company did make grants of restricted stock to employees in 2004 and 2003.  Restricted stock awards under the Hercules Long-term Incentive Compensation Plan are recorded at the quoted market price (fair value) of the Company’s stock on the grant date (measurement date).  Stock acquired through the Employee Stock Purchase Plan and “above target” restricted stock awarded under the Hercules Management Incentive Compensation Plan is discounted 15% from market price as permitted by IRS regulations and the provisions of the Company’s incentive compensation plans.  The award and the discount, if any, are amortized into expense over the vesting (restriction) period.  Forfeitures are recorded as incurred.  The Employee Stock Purchase Plan was terminated effective March 31, 2004.  The Company recognized $3 million, $4 million and $1 million of expense in 2004, 2003 and 2002, respectively, in connection with restricted stock awards.

Pursuant to the disclosure requirements of SFAS 123, as amended by SFAS 148, the following table presents the pro forma effect on net income (loss) and earnings (loss) per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation on a retroactive basis.

	Year Ended December 31,
(Dollars in millions, except per share)	2004	2003	2002
Net income (loss), as reported	$27	$45	$(611)
Add: Total stock-based employee compensation expense recognized in reported results	2	5	5
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax*	4	12	17
Pro forma net income (loss)	$25	$38	$(623)
Earnings (loss) per share:
Basic - as reported	$0.25	$0.42	$(5.76)
Basic - pro forma	$0.23	$0.36	$(5.88)
Diluted - as reported	$0.25	$0.42	$(5.76)
Diluted - pro forma	$0.23	$0.35	$(5.88)

* For information regarding the weighted-average assumptions used in estimating fair value for 2004, 2003 and 2002, see Note 10.

Recent Accounting Pronouncements

On October 22, 2004, President Bush signed The American Jobs Creation Act of 2004 (the “Act”).  The Act included some of the most significant changes to corporate taxation since 1996 and, among other things eliminates the Extraterritorial Income Regime (“ETI”) over a two-year phase out period beginning in 2005.  However, the phase out will still allow the Company to obtain 80% of the ETI benefit for 2005 and 60% for 2006.  The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated in either an entity’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the date of enactment.  Additionally, the Act provides for a deduction for U.S. domestic manufacturers beginning in 2005.  This new deduction begins at 3% of the U.S. domestic manufacturer’s income for 2005 and 2006, increasing to 6% for 2007 through 2009 and achieves its maximum rate of 9% after 2009.

As a result of the accounting implications associated with the Act, the FASB issued Staff Positions FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”) in December 2004.  FSP 109-1 clarifies that the domestic manufacturing deduction should be accounted for as a special deduction to be recognized as earned, as opposed to a rate reduction, under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  The Company is currently investigating the impact of FSP 109-1.  Due to the complex nature of the ETI and foreign earnings repatriation provisions of the Act, it is anticipated that Congress or the Treasury Department will provide clarifying regulations in the near future.  Accordingly, FSP 109-2 allows entities additional time beyond the financial reporting period in which the Act was enacted to evaluate the impact upon their financial statements.  Both FSP 109-1 and FSP 109-2 became effective upon their issuance in December 2004.  It is anticipated that FSP 109-2 will not have a material impact on the consolidated financial position, results of operations or cash flows as the Company currently repatriates all available foreign earnings.  Accordingly, the special one-time tax deduction regarding certain foreign earnings, as referenced above, will not be available.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43” (“SFAS 151”).  SFAS 151 was one of a number of projects by the FASB to converge U.S. accounting standards to International Accounting Standards.  SFAS 151 requires abnormal amounts of idle facility expenses, freight, handling costs and spoilage to be recognized as current period charges.  In addition, the allocation of fixed manufacturing overhead costs to the costs of conversion is required to be based on the normal capacity of the manufacturing facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not expect SFAS 151 to have a material impact on its consolidated financial position, results of operations or cash flows as its current inventory and conversion cost methodologies are generally consistent with that required by the new standard.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”).  SFAS 153 was also a result of the FASB’s project to converge U.S. accounting standards to International Accounting Standards.  The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions” includes certain exceptions to the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  SFAS 153 eliminates the exception for similar productive assets and replaces it with a general exception for exchanges on non-monetary assets that do not have commercial substance.  SFAS 153 defines a non-monetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 will be effective for fiscal periods beginning after June 15, 2005.  The Company does not expect SFAS 153 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”).  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values.  The Company expects to adopt SFAS 123R effective July 1, 2005, as required. SFAS 123R permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS 123R using the modified prospective method.

The Company previously adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Accordingly, the Company currently recognizes compensation cost associated with stock awards granted subsequent to January 1, 2003 and discloses the pro forma compensation cost of stock awards granted prior to January 1, 2003.  As SFAS 123R must be applied not only to new awards, but to previously granted awards, primarily stock options, that are not fully vested on the effective date, and because the Company adopted the prospective transition method, compensation cost for those previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123R.  This results from the prospective adoption of SFAS 123, which applied only to awards, principally restricted stock awards, granted, modified or settled after the adoption date of January 1, 2003.  However, had the Company adopted SFAS 123R in prior periods, the impact would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share above in the Summary of Significant Accounting Policies.  Beyond those restricted stock and stock option awards previously granted, the Company cannot predict with certainty the impact of SFAS 123R on the consolidated financial statements as such awards are determined on an annual basis and encompass a potentially wide range depending upon the incentive compensation philosophy advocated by the Human Resources Committee of the Company’s Board of Directors.  Compensation cost associated with previously granted stock option awards to be recognized in accordance with SFAS 123R during 2005 is expected to be less than $1 million.

SFAS 123R also requires the benefits of tax deductions in excess of compensation cost recognized in the financial statements to be reported as a financing cash flow, rather than as an operating cash flow as currently required under SFAS 95.  This requirement, to the extent such benefits exist, will decrease net operating cash flows and increase net financing cash flows in periods subsequent to adoption.  The Company cannot estimate what those amounts will be in the future, because they depend on, among other things, when employees exercise stock options.  The amount of operating cash flows recognized in prior periods for such excess tax deductions was not material for 2004, 2003 and 2002 respectively, due to the minimal amount of options exercised during those periods.

Currently, the Company utilizes the Black-Scholes option pricing model to estimate the value of stock options granted to employees and expects to continue the use of this acceptable option valuation model upon the required adoption of SFAS 123R.

Reclassifications

Certain amounts in the 2003 and 2002 consolidated financial statements and notes have been reclassified to conform to the 2004 presentation.

Hercules Incorporated

Notes to Consolidated Financial Statements

1.                                                              Accounts receivable:

Changes in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 are as follows:

	(Dollars in millions)
	2004	2003	2002
Balance at beginning of year	$5	$12	$24
Charged to costs and expenses	5	4	4
Deductions	(5)	(11)	(16)
Balance at end of year	$5	$5	$12

2.                                                              Inventories

The components of inventories are:

	(Dollars in millions)
	2004	2003
Finished products	$95	$100
Raw materials and work-in-process	71	65
Supplies	23	22
	$189	$187

Inventories valued on the LIFO method were lower than if valued under the average-cost method, which approximates current cost, by $23 million and $21 million at December 31, 2004 and 2003, respectively.  The average-cost value of inventories subject to LIFO was $44 million and $52 million at December 31, 2004 and 2003, respectively.

3.                                                              Assets Held for Sale

The Company maintains ownership over a number of properties, including land and buildings, which were formerly associated with businesses that have been exited, divested or otherwise curtailed.  In order to maximize their value, the Company is actively engaged in an ongoing process of identifying alternative utilization strategies including leasing and outright sales of the underlying properties.  On December 31, 2004, the Company determined that the plan of sale criteria included in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” has been met for certain properties located in Langhorne, Pennsylvania and Burlington, New Jersey.

The Langhorne property represents a manufacturing facility and warehouse formerly associated with the Company’s previously divested Water Treatment Business.  The carrying value of this property was adjusted to its fair value, less costs to sell, amounting to approximately $6 million, which is based upon an offer from a buyer that has been accepted and the fact that the transaction is expected to close by the end of the first quarter of 2005.  An impairment loss of approximately $2 million has been recorded and is included in Other expense, net for 2004 in the Consolidated Statements of Operations.

The Burlington property represents the site of a former manufacturing facility associated with the Company’s previously divested resins business.  The carrying value of the property is approximately $0.1 million.  In addition, the Company has reflected an asset retirement obligation liability (“ARO liability”) of approximately $4 million with respect to this property.  The ARO is primarily attributable to the remediation of soil and groundwater contamination associated with the former manufacturing operations.  On March 10, 2005, the Company signed a preliminary term sheet, the provisions of which are confidential, for the sale of the Burlington property for an amount in excess of its carrying amount.  Among other things, consummation of the sale is contingent upon execution of a definitive purchase and sale agreement and satisfactory completion of due diligence.  It is anticipated that the eventual sale will be completed during the third or fourth quarter of 2005.

The combined amount of approximately $6 million related to the Langhorne and Burlington properties is reflected as “Assets held for sale” representing a component of Other current assets as disclosed in Note 17.  In addition, the ARO liability of approximately $4 million associated with the Burlington property is reflected as a component of Deferred credits and other liabilities on the Consolidated Balance Sheet.

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

The impairment charges recognized in the BetzDearborn and FiberVisions reporting units were primarily the result of new and stronger competitors and newer technology, which created significant price erosion and competition.  In addition, the BetzDearborn reporting unit was negatively impacted by a failure to achieve integration synergies.  SFAS 142 requires the Company to compare a reporting unit’s book value of net assets, including goodwill, to its fair value.  In the case of the BetzDearborn reporting unit, fair value was determined primarily by reference to the negotiated selling price.  With respect to the Company’s other reporting units, fair value was estimated using a combination of valuation approaches including the market value and income approaches. In the event that the book value exceeds the fair value, the Company is required to perform a second step to measure the amount of the impairment loss.  In the second step, the Company determined the implied value of goodwill by determining the fair value of the assets and liabilities of the BetzDearborn and FiberVisions reporting units.  To the extent that the book value of the goodwill exceeded the implied fair value of goodwill for each reporting unit, impairment existed and was recognized.

In addition, an after-tax impairment loss of $19 million was recognized in the first quarter of 2002 relating to the Company’s equity investment in CP Kelco ApS, which had an impairment under SFAS 142.  After recognition of this impairment, the carrying value for the Company’s investment in CP Kelco ApS was reduced to zero.

Accumulated amortization for goodwill upon adoption of SFAS 142 was $185 million.  The following table shows changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004, by operating segment:

	(Dollars in millions)
		Engineered
	Performance	Materials &
	Products	Additives	Total
Balance at December 31, 2002	$383	$85	$468
Foreign currency translation	50	—	50
Balance at December 31, 2003	433	85	518
Additions	1	—	1
Foreign currency translation	31	—	31
Balance at December 31, 2004	$465	$85	$550

The following table provides information regarding the Company’s other intangible assets with finite lives:

	Customer	Trademarks &	Other
	Relationships	Tradenames	Intangibles	Total
Gross Carrying Amount
Balance, December 31, 2003	$89	$72	$50	$211
Balance, December 31, 2004	90	74	52	216

Accumulated Amortization
Balance, December 31, 2003	$12	$9	$25	$46
Balance, December 31, 2004	14	11	29	54

Total amortization expense for other intangible assets for the years ended December 31, 2004, 2003 and 2002 was $8 million, $8 million and $9 million, respectively, which was included in income from continuing operations.  It is estimated that amortization expense will be $8 million for 2005 through 2007, $7 million for 2008 and $6 million for 2009.

5.                                                              Debt

A summary of debt follows:

	(Dollars in millions)
	2004	2003
Term B loan due 2010 (a)	$397	$—
Term B loan due 2007 (a)	—	198
6.60% notes due 2027 (b)	100	100
Term notes at various rates from 2.96% to 7.9% due in varying amounts through 2006 (c)	28	42
11.125% senior notes due 2007 (d)	226	376
6.75% senior subordinated notes due 2029 (e)	250	—
8% convertible subordinated debentures due 2010 (f)	3	3
9.42% junior subordinated deferrable interest debentures due 2029 (g)	—	363
6.5% junior subordinated deferrable interest debentures due 2029 (g)	229	262
Other	7	4
	$1,240	$1,348
Less: Current debt obligations	30	22
Long-term debt	$1,210	$1,326

(a)          During April 2004, the Company completed the refinancing of its old Senior Credit Facility with a new Senior Credit Facility consisting of a $400 million term loan (the “Term B Loan”) and a $150 million committed revolving credit facility (the “Revolving Facility”).  The Company also has the ability under the new Senior Credit Facility, subject to lender approval, to borrow an additional $250 million in the form of an incremental term note.  The Term B Loan matures October 8, 2010 and the Revolving Facility matures April 8, 2009.  During August 2004, the Senior Credit Facility was amended to reduce the Term B Loan interest to LIBOR + 1.75% (weighted-average rate of 4% at December 31, 2004) with the Company holding the option to reset interest rates for one, two, three or six month periods.  The new Senior Credit Facility is secured by liens on the Company’s assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company’s current and future wholly owned domestic subsidiaries (see Note 26).  Proceeds from the refinancing were used in part to fully repay the outstanding Term B loan and, in combination with the proceeds from the issuance of the new 6.75% senior subordinated notes (see Note e), to fully redeem the Trust Originated Preferred Securities (“TOPrS”) (see Note g).

As of December 31, 2004, $81 million of the $150 million Revolving Facility was available for use.  The Company had $69 million of outstanding letters of credit associated with the Revolving Facility at December 31, 2004.

The Company’s Senior Credit Facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio (“leverage ratio”) and an interest coverage ratio and established limitations on the permitted amount of annual capital expenditures.

(b)         30-year debentures with a 10-year put option, exercisable by bondholder at a redemption price equal to principal amount.

(c)          Debt assumed in conjunction with the acquisition of FiberVisions L.L.C., net of repayments through December 31, 2004 and 2003.

(d)         The senior notes accrue interest at 11.125% per annum, payable semi-annually.  The senior notes are guaranteed by each of Hercules’ current and future wholly-owned domestic restricted subsidiaries.  The senior notes are not redeemable at Hercules’ option prior to maturity.  The Company is not required to make mandatory redemption or sinking fund payments with respect to the senior notes.  If a change of control occurs, each holder of the notes will have the right to require Hercules to repurchase all or any part of that Holder’s notes pursuant to a change of control offer on the terms set forth in the indenture.  In the change of control offer, Hercules will offer a change of control payment in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the notes repurchased, to the date of purchase.

(e)          The Company completed a private placement of $250 million aggregate principal amount of 6.75% senior subordinated notes due 2029 during April 2004.  On June 30, 2004, Hercules filed a Registration Statement on Form S-4 with the Securities and Exchange Commission pursuant to which the Company offered to exchange all of the $250 million aggregate principal amount of the 6.75% senior subordinated notes due 2029 (the “old notes”) for $250 million aggregate principal amount of 6.75% senior subordinated notes due 2029 (the “new notes”).  The form and terms of the new notes are the same as the form and terms of the old notes except that, because the new notes are registered under the Securities Act, the new notes do not bear legends restricting their transfer and are not entitled to certain registration rights under the registration rights agreement.  The new notes evidence the same debt as the old notes and the new notes and the old notes are governed by the same indenture.  Hercules did not receive any proceeds from the exchange offer.  All of the old notes have been exchanged for the new notes.  Proceeds from the private placement were used in combination with proceeds from the refinancing of the Senior Credit Facility to fully redeem the TOPrS (see Note g).

(f)            The convertible subordinated debentures are convertible into common stock at $14.90 per share and are redeemable at the option of the Company at varying rates.  The annual sinking fund requirement of $5 million, beginning in 1996, has been satisfied through conversions of debentures.

(g)         The 9.42% junior subordinated deferrable interest debentures due 2029 (the “9.42% debentures”) were issued to Hercules Trust I (“Trust I”), a subsidiary trust established in 1999. Trust I had issued, in an underwritten public offering, an identical amount of 9.42% preferred securities (the “TOPrS”).

The 6.5% junior subordinated deferrable interest debentures due 2029 (the “6.5% debentures”) had an initial issue price of $741.46 and have a redemption price of $1,000. The 6.5% debentures were issued to Hercules Trust II (“Trust II”), a subsidiary trust established in 1999.  Trust II had issued, in an underwritten public offering, 350,000 CRESTS Units, each consisting of a 6.5% preferred security of Trust II and a warrant (exercisable through 2029) to purchase 23.4192 shares of the Company’s common stock.  The preferred securities and the warrants were separable and were initially valued at $741.46 and $258.54, respectively.  The Company and Trust II accreted the difference between the initial valuation of the 6.5% debentures and the preferred securities and the redemption value of $1,000 over the term of the 6.5% debentures and the preferred securities.

Prior to 2003, Trust I and Trust II (“Trusts”) were consolidated subsidiaries.  The 9.42% debentures and the 6.5% debentures payable by the Company to the Trusts and the Trusts’ investment in the 9.42% debentures and the 6.5% debentures were eliminated in the consolidated financial statements. Therefore the consolidated financial statements reflected only the TOPrS and the preferred security component of the CRESTS Units as outstanding in the mezzanine section of the balance sheet.

In 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and accordingly reclassified the TOPrS and the preferred security components of the CRESTS Units from the mezzanine section of the Consolidated Balance Sheets to Long-term debt.

During December 2003, the Company acquired 46,000 CRESTS Units for $34 million in an open market purchase. The market value of the preferred securities and warrant components of the CRESTS Units repurchased were $27 and $7 million, respectively.  The accreted book value of the preferred securities and the 6.5% debentures at the time of purchase was $34 million, resulting in the recognition of a $7 million gain.  The $7 million associated with the warrants was recorded as a reduction in Additional paid-in capital.

At December 31, 2003, the Company adopted the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”).  Since the Company was not considered to be the primary beneficiary of either Trust I or Trust II, the Trusts were deconsolidated as of December 31, 2003. Accordingly, the 9.42% debentures and the 6.5% debentures were no longer eliminated in consolidation and were reflected as outstanding debt in the consolidated financial statements at December 31, 2003.  The indenture for the 6.5% debentures does not provide the ability for the Company to repay, redeem, or defease the 6.5% debentures through the purchase of the CRESTS Units.  Therefore the Company’s purchase of the CRESTS Units on the open market did not reduce the outstanding balance of the Company’s 6.5% debentures.  As a result of the adoption of FIN 46R, the Company recorded a $5 million after-tax loss as the cumulative effect of a change in accounting principle to defer the gain from the purchase of the CRESTS Units until Trust II was liquidated in recognition that the investment in the CRESTS Units was no longer eliminated in consolidation.

The Company caused Trust I to be to be dissolved and liquidated in 2004 and, in connection therewith, Trust I distributed the 9.42% debentures to the holders of the TOPrS and the TOPrS were cancelled.  The Company used a portion of the proceeds from the new Senior Credit Facility and the 6.75% senior subordinated notes to fully redeem the 9.42% debentures.  As a result of the redemption of the 9.42% debentures, the Company recognized a non-cash expense of approximately $14 million for the write-off of unamortized debt issuance costs.

The Company caused Trust II to be dissolved and liquidated in December 2004 and, in connection therewith, Trust II distributed the 6.5% debentures to the holders of the preferred securities and the preferred securities were cancelled. The CRESTS Units now consist of the 6.5% debentures and the warrants.  Accordingly the $27 million investment in the CRESTS was liquidated and offset against the accreted value of $34 million and the $7 million deferred gain was recognized in December 2004.

During 2003, the Board of Directors authorized the Company, from time to time, subject to market conditions and the Company’s credit agreements and indentures, to repurchase up to $200 million of its outstanding indebtedness.  During 2003 the Company purchased $24 million (book value) of its 11.125% senior notes for $29 million and recorded a $5 million loss in Other expense, net.  Through September 30, 2004 the Company acquired an additional $131 million (book value) of 11.125% senior notes for $157 million.  The Board terminated the unused portion of the initial debt repurchase program in October 2004 and authorized a new $200 million debt repurchase program.  Under this new program the Company repurchased $19 million (book value) for $23 million through December 31, 2004.  The Company has recognized a $30 million loss on the 2004 repurchase of debt and recorded a non-cash expense of $4 million for the write-off of the unamortized debt issuance costs related to the repurchased debt.  In January and March 2005, the Company acquired an additional $14 million (book value) of the 11.125% senior notes for $17 million.

At December 31, 2004, Hercules had $21 million of foreign lines of credit of which $20 million was unused.

Debt maturities are $30 million in 2005, $9 million in 2006, $230 million in 2007, $4 million in 2008, $5 million in 2009 and $962 million thereafter.

6.                                                              Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”).  FIN 46 addresses the application of ARB 51 to variable interest entities (“VIEs”), and generally requires that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary.  On December 24, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”).  The Company elected to partially adopt FIN 46 in the quarter ending September 30, 2003 for its VIEs that existed prior to January 31, 2003 (the Company has no VIEs created subsequent to January 31, 2003).  The financial statements for the years ended December 31, 2004 and 2003 reflect the consolidation of two joint venture VIEs, ES FiberVisions Holdings A/S and ES FiberVisions L.P., that were previously accounted for using the equity method of accounting.  These entities serve as strategic global marketers of the Company’s bicomponent fibers.  As of December 31, 2004, the fair value of the assets in these joint ventures was approximately $8 million and the fair values of the associated liabilities and non-controlling interests were approximately $5 million.  There are no assets of the Company that serve as collateral for the VIEs and the creditors of the VIEs have no recourse to the general credit of the Company.

7.                                                              Income Taxes

The domestic and foreign components of income (loss) before income taxes and equity income (loss) from continuing operations are:

	(Dollars in millions)
	2004	2003	2002
Domestic	$(161)	$(69)	$(209)
Foreign	190	164	157
Income (loss) before income taxes and equity income (loss)	$29	$95	$(52)

The components of the tax provision from continuing operations are:

	(Dollars in millions)
	2004	2003	2002
Currently payable
U.S. federal	$(30)	$(28)	$(39)
Foreign	38	40	17
State	13	1	2
Deferred
Domestic	(22)	11	9
Foreign	3	(3)	8
Provision (benefit) for income taxes	$2	$21	$(3)

The components of the net deferred tax liabilities (assets) as of December 31, 2004 and 2003 are as follows:

	(Dollars in millions)
	2004	2003
Depreciation	$106	$109
Pension	1	9
Investments	162	139
Goodwill	53	46
Accrued expenses	4	5
Other	29	13
Gross deferred tax liabilities	$355	$321

Postretirement benefits other than pensions	$(53)	$(58)
Pension	(84)	(80)
Inventory	(7)	(8)
Goodwill	(8)	(8)
Accrued expenses	(192)	(164)
Loss carryforwards	(415)	(455)
Credit carryforwards	(97)	(20)
Other	(22)	(23)
Gross deferred tax assets	(878)	(816)
Valuation allowance	441	444
Net deferred tax (assets) liabilities	$(82)	$(51)

The provision for income taxes attributable to discontinued operations and cumulative effect of changes in accounting principle is:

	(Dollars in millions)
	2004	2003	2002
Provision on income from discontinued operations	$—	$2	$21
Provision on loss on disposal of discontinued operations	—	—	51
Cumulative effect of changes in accounting principle	—	18	(4)
	$—	$20	$68

The reconciliation of the U.S. statutory income tax rate to the effective rate from continuing operations is:

	2004	2003	2002
U.S. statutory income tax rate	35%	35%	35%
Gain on sale of CP Kelco ApS	(33)	—	—
Valuation allowances	(80)	(3)	(2)
Tax rate differences on subsidiary earnings	(47)	(9)	8
U.S. tax on foreign dividends and undistributed earnings	25	8	(4)
State taxes	37	1	(4)
Reserves	74	—	(30)
Exempt export income	(7)	(2)	3
Intellectual property	—	(9)	—
Other	3	1	—
Effective tax rate	7%	22%	6%

Loss carryforwards include both net operating loss carryforwards and capital loss carryforwards.  At December 31, 2004, the tax effect of such carryforwards approximated $415 million.  Of this amount, $258 million are domestic capital loss carryforwards that expire in 2007 for which full valuation allowances have been established.  State net operating loss carryforwards approximate $140 million, with expiration dates ranging from 2005 to 2024, for which full valuation allowances have been established.  Foreign net operating loss carryforwards approximate $17 million and are offset by valuation allowances of $8 million.  Some of these foreign net operating loss carryforwards expire as early as 2005 and others have expiration dates that are indefinite in nature.  The tax effect of credit carryforwards approximated $97 million at December 31, 2004, with expiration dates ranging from 2009 to 2023, for which no valuation allowances have been established.

The Company provides taxes on undistributed earnings of subsidiaries and affiliates to the extent such earnings are planned to be remitted and not permanently reinvested.  The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or U.S. income taxes has been made amounted to approximately $150 million and $195 million at December 31, 2004 and 2003, respectively.  U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate because of the availability of tax credits.

8.                                                              Pension and Other Postretirement Benefits

The Company provides defined benefit pension plans and postretirement benefit plans to most U.S. employees and some foreign employees.  Coverage is subject to their employment date and other eligibility requirements.  In June 2004, the Board of Directors approved an amendment changing the U.S. defined benefit pension plan (“U.S. Plan”) from a “final pay” plan to a “career average pay plan” effective January 1, 2005.  In addition, new hires after December 31, 2004 are not eligible to participate in the U.S. defined benefit plan.  The effect of this amendment was recognized beginning August 1, 2004.  The foreign plans provide benefits based on years of service and final average salary, except for the United Kingdom (“U.K.”) plan which has been amended to change it to a career average pay plan effective January 1, 2005.

Assets of the defined benefit plans are invested in U.S. and international equity securities; U.S. and international fixed income securities and various derivative and money market securities.  The assets of the U.S., the U.K. and the Netherlands defined benefit plans constitute approximately 83%, 4% and 11%, respectively, of the total defined benefit plan assets at December 31, 2004 for plans sponsored by the Company.  The projected benefit obligations of the U.S., the U.K. and the Netherlands defined benefit plans constitute approximately 81%, 5% and 10%, respectively, of the total projected benefit obligations at December 31, 2004 for plans sponsored by the Company.  The Company also has an unfunded defined benefit pension plan in Germany, with a projected benefit obligation of $38 million at December 31, 2004.

The Company uses a measurement date of December 31 for all material defined benefit pension and other postretirement benefit plans.

The following table sets forth the changes in benefit obligations, plan assets, the funded status of the plans and the amounts recognized in the consolidated financial statements for the Company’s defined benefit pension and other postretirement benefit plans.

	(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at January 1	$1,703	$1,528	$206	$208
Service cost	19	18	1	1
Interest cost	98	99	10	13
Plan amendments	(45)	—	—	(11)
Foreign currency translation	27	39	—	—
Actuarial loss (gain)	53	133	(13)	16
Special benefits	1	5	—	—
Benefits paid from plan assets	(111)	(110)	—	—
Benefits paid from Company assets	(6)	(9)	(24)	(21)
Benefit obligation at December 31	$1,739	$1,703	$180	$206
Change in plan assets:
Fair value of plan assets at January 1	$1,333	$1,139	$—	$1
Actual return on plan assets	135	218	—	—
Company contributions	43	55	—	—
Participant contributions	1	1	—	—
Foreign currency translation	21	30	—	—
Benefits paid from plan assets	(111)	(110)	—	(1)
Fair value of plan assets at December 31	$1,422	$1,333	$—	$—

Funded status of the plan:	$(317)	$(370)	$(181)	$(206)
Unrecognized actuarial loss	674	676	107	125
Unrecognized prior service (benefit) cost	(21)	26	(31)	(39)
Unrecognized net transition obligation	1	—	1	1
Net amount recognized	$337	$332	$(104)	$(119)

Amounts recognized in the Consolidated Statements of Financial Position consist of:

	(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Prepaid benefit cost	$413	$402	$(2)	$—
Accrued benefit liability	(76)	(70)	(102)	(119)
Additional minimum liability	(578)	(555)	—	—
Intangible asset	3	23	—	—
Accumulated other comprehensive losses (pre-tax)	575	532	—	—
Net amount recognized	$337	$332	$(104)	$(119)

Weighted-average assumptions used to determine the benefit obligation at December 31, 2004 and 2003 were:

	2004	2003	2004	2003
Weighted-average discount rate	5.62%	5.98%	5.75%	6.10%
Rate of compensation increase	4.18%	4.22%	4.49%	4.49%

	(Dollars in millions)
	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Net periodic benefit cost:
Service cost	$19	$18	$18	$1	$1	$1
Interest cost	98	99	99	10	13	15
Expected return on plan assets	(111)	(113)	(126)	—	—	(1)
Amortization and deferrals	2	4	6	(8)	(8)	(5)
Participant contributions	(1)	(1)	(1)	—	—	—
Special benefits/terminations	1	5	8	—	—	—
Actuarial losses recognized	37	21	2	5	7	5
Benefit cost	$45	$33	$6	$8	$13	$15

Weighted-average assumptions used to determine net periodic benefit cost:

	2004	2003	2002	2004	2003	2002
Weighted-average discount rate	5.98%	6.53%	6.98%	6.10%	6.75%	7.25%
Expected return on plan assets	8.27%	8.09%	8.60%	N/A	N/A	N/A
Rate of compensation increase	4.22%	4.25%	4.29%	4.49%	4.49%	4.50%

In 2004, the Company made contributions to its defined benefit plans totaling $43 million, some of which were required by local funding requirements.  The Company presently anticipates making voluntary cash contributions to the U.S. defined benefit plan of approximately $40 million per year over the next few years.  Additionally, the Company anticipates making voluntary contributions of approximately $5 million to its foreign defined benefit plans in 2005.

At December 31, 2004 the accumulated benefit obligation (“ABO”) of the defined benefit pension plans on a consolidated basis was $1,667 million, of which $1,358 million related to the U.S. plan; $78 million related to the U.K. plan; $169 million related to the Netherlands plan and $37 million related to the German plan.  At December 31, 2004 and 2003, the ABO of the U.S., the U.K. the Netherlands and German defined benefit pension plans exceeded their funded benefits.  The Company is required to recognize an additional liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to Accumulated other comprehensive losses in stockholders’ equity.  At December 31, 2002, the Company recorded an additional minimum liability (“AML”) of $579 million (pre-tax) with an after-tax charge to Accumulated other comprehensive losses of $354 million.  At December 31, 2003, the AML decreased $24 million to $555 million (pre-tax) and accordingly, the charge to Accumulated other comprehensive losses was decreased by $13 million.  For the year ended December 31, 2004, the AML increased by $23 million to $578 million (pre-tax) and intangible assets were reduced by $20 million, thereby increasing the charge to Accumulated other comprehensive losses by an additional $30 million.  As of December 31, 2004, the Consolidated Balance Sheet reflects a non-cash, after-tax charge to Accumulated other comprehensive losses of $377 million (see Note 16).

Other Postretirement Benefits

The non-pension postretirement benefit plans include group life insurance coverage and health care reimbursement for eligible U.S., Canadian and the Netherlands employees.  The benefit obligation of the U.S. other postretirement benefit plan constitutes approximately 98% of the Company’s consolidated benefit obligation at December 31, 2004 for non-pension postretirement benefits.  The assumed participation rate in these plans for future eligible retirees was 60% for health care and 100% for life insurance.  The health care plans are contributory with participants’ contributions adjusted annually; the life insurance plans are non-contributory for most retirees.  The accounting for the health care plans anticipates future cost-sharing changes to the written plans that are consistent with the increase in health care cost.  The postretirement health care plans include a limit on the Company’s share of costs for recent and future retirees.  As participants’ contributions are directly applied to claim payments, they are not included as contributions to plan assets.  Employees hired after December 31, 2002 are not eligible for retiree life insurance or benefits supplemental to Medicare health care.  The Company periodically obtains reimbursement for union retiree claims from a Voluntary Employees’ Beneficiary Association Trust established by the Company, while other claims are paid from Company assets.

The accumulated postretirement benefit obligation exceeds plan assets for all of the Company’s other postretirement benefit plans.

U. S.  Pension and Postretirement Benefit Plans

The Company provides both funded and unfunded non-contributory defined benefit pension plans to substantially all of its U.S. employees.  As previously noted, employees hired after December 31, 2004 are not eligible to participate in the U.S. defined benefit plan and effective January 1, 2005, the defined benefit pension plan provides benefits based on years of service and career average salary.  Employees hired after December 31, 2002 are not eligible for retiree life insurance or benefits supplemental to Medicare health care.

The following tables present benefit obligations, plan assets and related information for the defined benefit pension and postretirement benefit plans as of December 31, 2004 and 2003.

	(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at January 1	$1,421	$1,309	$204	$207
Service cost	13	12	1	1
Interest cost	82	86	10	13
Plan amendments	(43)	—	—	(12)
Actuarial loss (gain)	43	115	(13)	16
Special benefits	1	5	—	—
Benefits paid from plan assets	(99)	(98)	—	—
Benefits paid from Company assets	(5)	(8)	(24)	(21)
Benefit obligation at December 31	$1,413	$1,421	$178	$204

The accumulated benefit obligations for the U.S. defined benefit pension plans were $1,358 million and $1,325 million at December 31, 2004 and 2003, respectively.

Weighted-average assumptions used to determine the benefit obligations at December 31, 2004 and 2003 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Weighted-average discount rate	5.75%	6.10%	5.75%	6.10%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%

The assumed health care cost trend rate was 8% for the year ended December 31, 2004 and 10% for the years ending December 31, 2003 and 2002.  The assumed health care cost trend rate will decrease to 4.5% by 2009 and for subsequent years.  A one-percentage point increase or decrease in the assumed health care cost trend rate would increase or decrease the postretirement benefit obligation by approximately $5 million and would not have a material effect on aggregate service and interest cost components.

	(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Change in plan assets:
Fair value of plan assets at January 1	$1,115	$966	$—	$1
Actual return on plan assets	120	207	—	—
Company contributions	40	40	—	—
Benefits paid from plan assets	(99)	(98)	—	(1)
Fair value of plan assets at December 31	$1,176	$1,115	$—	$—

Benefits paid from Company assets under the postretirement benefit plans were $23 million and $21 million for 2004 and 2003, respectively.

The asset allocation for the U.S. defined benefit pension plan at December 31, 2004 and 2003 and the target allocation for 2005, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2005	2004	2003
Asset category:
Equity securities	55 - 70%	66%	70%
Fixed income	20 - 35%	27%	23%
Other	5 - 10%	7%	7%
Totals		100%	100%

Equity securities are invested in both U.S. and non- U.S. (international) companies.  U.S. equity includes the common stock of large, medium, and small companies that are predominantly U.S. based.  The plan did not own Hercules common stock as of December 31, 2004; however, the plan held $7 million of Hercules common stock (0.6% of total plan assets) at December 31, 2003.  Non-U.S. equity represents equity securities issued by companies domiciled outside the U.S.  Fixed income securities include U.S. and non-U.S. government obligations, mortgage-backed securities, collateralized mortgage obligations and corporate debt obligations.  In 2004, Hercules increased its exposure to below investment grade securities, allocating 2% of the total plan assets to a dedicated fixed income manager for investing in such securities.  All other fixed income portfolio managers do not hold more than 10% of the fixed income securities in debt securities that are below investment grade.  Other investments primarily include market neutral-type hedge funds.  Investment managers may employ limited use of derivatives, including futures contracts, options on futures, and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.

The expected long-term rate of return on plan assets was 8.75% for both 2004 and 2003.  The overall expected long-term rate of return on assets assumption is a function of the target asset allocation for plan assets, the long-term equilibrium rate of return for the asset class, plus an incremental return attributable to the active management of plan assets.

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

The Company manages plan assets with the primary objective of maximizing the long-term investment return given available market opportunities and moderate levels of risk consistent with the nature and purpose of the plan.  Plan assets are invested using a combination of active and passive investment strategies.  Active strategies employ multiple investment management firms.  Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls market capitalization, style (growth, value, and core) and interest rate risk versus benchmark indices.  Security selection is the primary means where value is added from active management.  Risk is controlled through diversification among multiple asset classes, managers, styles, and securities.  Risk is further controlled both at the manager and asset class level by monitoring performance against assigned return and variability targets.

The funded status of the U.S. defined benefit pension and postretirement benefit plans reconciled to the amount reported in the Consolidated Statements of Financial Position follows:

	(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Fair value of plan assets	$1,176	$1,115	$—	$—
Benefit obligation	1,413	1,421	178	204
Funded status of the plan	(237)	(306)	(178)	(204)
Unrecognized actuarial loss	584	599	107	125
Unrecognized prior service (benefit) cost	(23)	21	(31)	(39)
Net amount recognized	$324	$314	$(102)	$(118)

Amounts recognized in the Consolidated Statements of Financial Position consist of:

	2004	2003	2004	2003
Prepaid benefit cost	$362	$352	$—	$—
Accrued benefit liability	(38)	(38)	(102)	(118)
Additional minimum liability	(506)	(524)	—	—
Intangible asset	—	22	—	—
Accumulated other comprehensive losses (pre-tax)	506	502	—	—
Net amount recognized	$324	$314	$(102)	$(118)

At December 31, 2004 and 2003, the pension plan in the U.S. had a projected benefit obligation in excess of plan assets.  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan in the U.S. were as follows:

	(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Projected benefit obligation	$1,413	$1,421	$178	$204
Accumulated benefit obligation	1,358	1,325	178	204
Fair value of plan assets	1,176	1,115	—	—

Expected cash flows for the U.S. defined benefit pension and other postretirement benefit plans are as follows:

	(Dollars in millions)
	Pension Benefits
	Qualified Plan	Non-qualified Plan	Total	Other Postretirement Benefits
Expected employer contributions for 2005	$40	$—	$40	$—
Expected benefit payments
2005	84	4	88	17
2006	83	4	87	17
2007	82	4	86	17
2008	82	4	86	16
2009	83	4	87	15
2010-2014	442	21	463	67

The above table reflects the total anticipated contributions to be made by the Company in 2005 and future benefit payments expected to be paid from the plan or the Company’s assets, reflecting the Company’s share of the benefit cost.  Benefits expected to be paid in 2005 include $88 million in pension benefits and $17 million in postretirement benefits, of which $84 million is expected to be paid from plan assets.

	(Dollars in millions)
	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Net periodic benefit cost (credit):
Service cost	$13	$12	$13	$1	$1	$1
Interest cost	82	86	88	10	13	14
Expected return on plan assets	(96)	(102)	(117)	—	—	—
Amortization and deferrals	1	4	5	(8)	(8)	(5)
Special benefits/terminations	1	5	9	—	—	—
Actuarial losses recognized	34	20	1	5	7	5
Benefit cost (credit)	$35	$25	$(1)	$8	$13	$15

Weighted-average assumptions used to determine net periodic benefit cost (credit):

	2004	2003	2002	2004	2003	2002
Weighted-average discount rate	6.10%	6.75%	7.25%	6.10%	6.75%	7.25%
Expected return on plan assets	8.75%	8.75%	9.25%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

U.K. Defined Benefit Pension Plan

The Company provides a defined benefit pension plan to its employees in the U.K.  As previously noted, this plan was amended during 2004 such that, effective January 1, 2005, it will provide benefits based on years of service and career average pay.

The following tables present the benefit obligation, plan assets and related information for the U.K. defined benefit pension plan as of December 31, 2004 and 2003.

	(Dollars in millions)
	Pension Benefits
	2004	2003
Change in benefit obligation:
Benefit obligation at January 1	$69	$57
Service cost	1	1
Interest cost	4	3
Plan amendments	(2)	—
Foreign currency translation	7	7
Actuarial loss	3	4
Benefits paid from plan assets	(3)	(3)
Benefit obligation at December 31	$79	$69

The accumulated benefit obligation for the U.K. plan was $78 million and $67 million, respectively, at December 31, 2004 and 2003.

Weighted-average assumptions used to determine the benefit obligation at December 31, 2004 and 2003 were as follows:

	Pension Benefits
	2004	2003
Weighted-average discount rate	5.30%	5.40%
Rate of compensation increase	2.80%	3.70%

	(Dollars in millions)
	Pension Benefits
	2004	2003
Change in plan assets:
Fair value of plan assets at January 1	$55	$45
Actual return on plan assets	5	4
Company contributions	1	3
Foreign currency translation	5	6
Benefits paid from plan assets	(3)	(3)
Fair value of plan assets at December 31	$63	$55

The asset allocation for the U.K. defined benefit pension plan at December 31, 2004 and 2003 and the target allocation for 2004 by asset category follows:

	Target	Percentage of Plan Assets
	Allocation	at December 31,
	2005	2004	2003
Asset category:
Equity securities	50%	51%	50%
Fixed income	50%	49%	50%
Totals		100%	100%

The target asset allocation for the U.K. pension plan is 30% U.K. equity securities, 20% non-U.K. equity securities, 37.5% U.K. government bonds (gilts) and 12.5% corporate bonds.

The estimated total return for equity securities is 7.8% annually and assumes a 3% risk premium over a 4.8% projected return for fixed income.  The expected long-term rate of return on plan assets was 6% and 6.3% for 2004 and 2003, respectively.  The overall expected long-term rate of return on assets assumption is a function of the target asset allocation for plan assets, the long-term equilibrium rate of return for the asset class, plus an incremental return attributable to the active management of plan assets.

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

The funded status of the U.K. defined benefit pension plan reconciled to the amount reported in the Consolidated Statements of Financial Position follows:

	(Dollars in millions)
	Pension Benefits
	2004	2003
Fair value of plan assets	$63	$55
Projected benefit obligation	79	69
Funded status of the plan	(16)	(14)
Unrecognized actuarial loss	34	30
Unrecognized prior service cost	(1)	1
Net amount recognized	$17	$17

Amounts recognized in the Consolidated Statements of Financial Position consist of:

	2004	2003
Prepaid benefit cost	$17	$17
Additional minimum liability	(32)	(29)
Intangible asset	—	1
Accumulated other comprehensive losses (pre-tax)	32	28
Net amount recognized	$17	$17

At December 31, 2004 and 2003, the U.K. pension plan had a projected benefit obligation in excess of plan assets.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.K. pension plan were as follows:

	(Dollars in millions)
	December 31,
	2004	2003
Projected benefit obligation	$79	$69
Accumulated benefit obligation	78	67
Fair value of plan assets	63	55

Expected cash flows for the U.K. defined benefit pension plan are as follows:

(Dollars in millions)
Pension Plan Benefits
Expected employer contributions for 2005	$3
Expected benefit payments
2005	3
2006	3
2007	3
2008	3
2009	3
2010-2014	16

The above table reflects total contributions that the Company anticipates making in 2005 and the benefit payments that it expects to be paid from the plan assets through the year ending 2014.

	(Dollars in millions)
	Pension Benefits
	2004	2003	2002
Net periodic benefit cost:
Service cost	$1	$1	$1
Interest cost	4	3	3
Expected return on plan assets	(3)	(3)	(3)
Actuarial losses recognized	1	1	1
Benefit cost	$3	$2	$2

Weighted-average assumptions used to determine net periodic benefit cost:

	2004	2003	2002
Weighted-average discount rate	5.40%	5.50%	5.50%
Expected return on plan assets	6.00%	6.30%	6.30%
Rate of compensation increase	3.70%	3.50%	3.50%

Netherlands Defined Benefit Pension Plan

The Company provides a defined benefit pension plan to its employees in the Netherlands.  The following tables present benefit obligation, plan assets and related information for the Netherlands defined benefit pension plan as of December 31, 2004 and 2003.

	(Dollars in millions)
	Pension Benefits
	2004	2003
Changes in benefit obligation:
Benefit obligation at January 1	$154	$114
Service cost	3	3
Interest cost	8	7
Foreign currency translation	15	25
Actuarial loss	7	12
Benefits paid from plan assets	(8)	(7)
Benefit obligation at December 31	$179	$154

The accumulated benefit obligation for the Netherlands plan was $169 million and $141 million, respectively, at December 31, 2004 and 2003.

Weighted-average assumptions used to determine the benefit obligation at December 31, 2004 and 2003 were:

	Pension Benefits
	2004	2003
Weighted-average discount rate	4.85%	5.25%
Rate of compensation increase	2.25%	2.50%

	(Dollars in millions)
	Pension Benefits
	2004	2003
Change in plan assets:
Fair value of plan assets at January 1	$141	$110
Actual return on plan assets	10	4
Expenses	—	(1)
Company contributions	2	12
Participant contributions	1	1
Foreign currency translation	13	22
Benefits paid from plan assets	(8)	(7)
Fair value of plan assets at December 31	$159	$141

The asset allocation for the Company’s defined benefit pension plan in the Netherlands at December 31, 2004 and 2003 and the target allocation for 2004 by asset category follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2005	2004	2003
Asset category:
Equity securities	58%	60%	59%
Fixed income	42%	39%	41%
Other		1%	—
Totals		100%	100%

The plan’s long-term target asset allocation is 58% global equity securities which are actively managed and 42% fixed income investments (debt and debt-like securities, including preferred securities).  The fixed income securities are denominated in Euro and are issued and/or guaranteed by European Monetary Union governments (mainly Belgium, Germany, France, Italy and The Netherlands).  The fixed income manager may invest on a tactical basis in investment grade corporate bonds denominated in Euro.  Investment managers may employ limited use of derivatives, including futures contracts, options on futures, and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.  Derivatives are not used to leverage portfolios.

The expected long-term rate of return on plan assets was 6.8% in 2004 and 6.5% in 2003.  The overall expected long-term rate of return on assets assumption is a function of the target asset allocation for plan assets, the long-term equilibrium rate of return for the asset class, plus an incremental return attributable to the active management of plan assets. The annual estimated total return for equities is 8.0%; the annual estimated total return for Euro bonds is 5.0%.

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

The funded status of the plan reconciled to the amount reported in the Consolidated Statements of Financial Position follows:

	(Dollars in millions)
	Pension Benefits
	2004	2003
Fair value of plan assets	$159	$141
Projected benefit obligation	179	154
Funded status of the plan	(20)	(13)
Unrecognized actuarial loss	47	38
Unrecognized prior service cost	3	3
Net amount recognized	$30	$28

Amounts recognized in the Consolidated Statements of Financial Position consist of:

	2004	2003
Prepaid benefit cost	$30	$28
Additional minimum liability	(39)	—
Intangible asset	3	—
Accumulated other comprehensive losses	36	—
Net amount recognized	$30	$28

At December 31, 2004 and 2003, the pension plan in the Netherlands had a projected benefit obligation in excess of plan assets.  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan in the Netherlands were as follows:

	(Dollars in millions)
	December 31,
	2004	2003
Projected benefit obligation	$179	$154
Accumulated benefit obligation	169	141
Fair value of plan assets	159	141

Expected cash flows for the Netherlands defined benefit pension plan are as follows:

(Dollars in millions)
Pension Plan Benefits
Expected employer contributions for 2005	$4
Expected benefit payments:
2005	8
2006	9
2007	10
2008	10
2009	10
2010-2014	62

The above table reflects total contributions that the Company anticipates making in 2005 and benefits expected to be paid from plan assets through the year ending 2014.

	(Dollars in millions)
	Pension Plan Benefits
	2004	2003	2002
Net periodic benefit cost
Service cost	$3	$3	$3
Interest cost	8	7	5
Plan participant contribution	(1)	—	—
Actuarial losses recognized	2	—	—
Expected return on plan assets	(10)	(8)	(5)
Amortization and deferrals	1	1	1
Benefit Cost	$3	$3	$4

Weighted-average assumptions used to determine net periodic benefit cost:

	2004	2003	2002
Weighted-average discount rate	5.25%	5.50%	5.75%
Expected return on plan assets	6.80%	6.50%	6.00%
Rate of compensation increase	2.50%	3.00%	3.00%

9.                                                              Savings and Investment Plan

Effective March 1, 2002, the BetzDearborn Inc. Employee Stock Ownership and 401(k) Plan was merged into the Hercules Incorporated Savings and Investment Plan (“SIP Plan”).  On April 29, 2002, the Company used a portion of the proceeds from the sale of the BetzDearborn Water Treatment Business to fully prepay the long-term third party debt (“ESOP credit facility”) held by the ESOP trust.  Concurrent with the prepayment of the ESOP credit facility, the trust borrowed $75 million from the Company under an existing loan agreement.  At December 31, 2004 and 2003, the ESOP trust had $51 million and $65 million in long-term debt outstanding, respectively, under the loan agreement; the Company has an offsetting receivable in each year, which are eliminated upon consolidation.  The Company recognized $24 million in prepayment penalties in 2002 as a result of the prepayment of the ESOP credit facility.

Under the provisions of the SIP Plan, employees may invest 1% to 50% of eligible compensation subject to certain limitations.  The Company’s matching contributions, made in the form of Hercules’ common stock contributed through the ESOP, are equal to 50% of the first 6% of the employee’s contributed compensation and vest immediately.  Effective December 31, 2003, the Company changed its method of accounting for the ESOP to the method prescribed by SOP 93-6.  Under SOP 93-6, shares used to fulfill the Company’s matching contribution are released at the fair market value of those shares in the period in which they are allocated.  The pre-tax difference between cost and fair market value of these allocated shares, which was $8 million, $8 million and $7 million for the years ended December 31, 2004, 2003 and 2002, respectively, is recorded in additional paid-in capital.  The unallocated shares held by the trust are reflected in Unearned compensation as a reduction in Stockholders’ equity on the balance sheet of $66 million and $80 million at December 31, 2004 and 2003, respectively.  The unallocated shares have a cost basis of $31.625 per share.

	2004	2003
Allocated	1,464,530	1,594,739
Unallocated	2,099,176	2,520,433
Total shares held by ESOP trust	3,563,706	4,115,172

The Company’s SIP related expense was approximately $4 million for each of the years ended December 31, 2004, 2003 and 2002.

10.                                                       Long-term Incentive Compensation Plans

The Company’s long-term incentive compensation plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors.  Restricted stock and other market-based units are awarded with respect to certain programs.  During the restriction period, award holders have the rights of stockholders, including the right to vote and receive cash dividends, but they cannot transfer ownership and nonvested shares are subject to forfeiture.  The Company did not grant any stock options covered by SFAS 123, as amended by SFAS 148, to employees in 2004 and 2003.  During 2004 and 2003, the Company granted 21,000 options to its non-employee directors and expensed $0.1 million in each year as the fair value of these stock options.  Restricted stock awards under the Hercules Long-term Incentive Compensation Plan are recorded at the quoted market price (fair value) of the Company’s stock on the grant date (measurement date).  The number of awarded shares outstanding was 2,119,380 at December 2004, 1,299,214 at December 31, 2003 and 351,937 at December 31, 2002.

At December 31, 2004, under the Company’s incentive compensation plans, 3,396,668 shares of common stock were available for grant as stock awards or stock option awards.  Stock awards are limited to approximately 15% of the total authorizations.  Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant.  Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years.  Exercisability may be accelerated based upon the achievement of predetermined performance goals.  Both regular and performance-accelerated stock options expire 10 years after the date of grant.

Restricted shares, stock options and performance-accelerated stock options are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

The Company recognized $3 million, $4 million and $1 million of expense in 2004, 2003, and 2002, respectively, in connection with restricted stock awards.

Below is a summary of outstanding stock option grants under the incentive compensation plans during 2002, 2003 and 2004:

	Regular		Performance-Accelerated
	Number of Shares	Weighted-average Price	Number of Shares	Weighted-average Price
December 31, 2001	13,248,798	$27.51	5,767,325	$44.42
Granted	2,031,699	11.88	—	—
Exercised	(4,275)	11.28	—	—
Forfeited	(2,068,588)	26.91	(578,400)	49.00
December 31, 2002	13,207,634	$25.21	5,188,925	$43.91
Granted	21,000	10.09	—	—
Exercised	—	—	—	—
Forfeited	(922,075)	32.34	(409,225)	46.77
December 31, 2003	12,306,559	$24.47	4,779,700	$43.66
Granted	21,000	14.25	—	—
Exercised	(402,855)	11.48	—	—
Forfeited	(886,820)	33.19	(963,725)	38.25
December 31, 2004	11,037,884	$24.22	3,815,975	$45.03

The fair value of regular stock options granted during 2004, 2003 and 2002 using the Black-Scholes option pricing model was $5.38, $4.67 and $5.09, respectively.  There were no performance-accelerated stock options granted during 2004, 2003 or 2002.

Following is a summary of regular stock options exercisable at December 31, 2004, 2003 and 2002, and their respective weighted-average share prices:

	Number of	Weighted-average
Options Exercisable	Shares	Exercise Price
December 31, 2004	10,793,876	$24.50
December 31, 2003	10,973,895	$26.09
December 31, 2002	9,150,134	$31.05

At December 31, 2004, 2003 and 2002, respectively, there were no performance-accelerated stock options exercisable.  Following is a summary of stock options outstanding at December 31, 2004:

	Outstanding Options
		Weighted-	Weighted-	Exercisable Options
	Number Outstanding at 12/31/2004	average Remaining Contractual Life	average Exercise Price	Number Exercisable 12/31/2004	Weighted- average Exercise Price
Regular Stock Options
$8.50 - $11.75	1,167,075	6.73	$11.20	1,159,075	$11.21
$11.76 - $15.00	3,087,624	6.95	$11.99	2,851,616	$11.98
$15.01 - $22.50	1,767,525	5.15	$17.16	1,767,525	$17.16
$22.51 - $33.75	1,466,975	3.69	$25.89	1,466,975	$25.89
$33.76 - $40.00	2,422,560	3.53	$38.43	2,422,560	$38.43
$40.01 - $60.00	1,126,125	2.06	$49.63	1,126,125	$49.63
	11,037,884			10,793,876
Performance-Accelerated Stock Options
$24.00 - $36.00	131,400	4.70	$29.02	—	—
$36.01 - $45.00	999,430	3.69	$38.21	—	—
$45.01 - $50.00	2,287,845	1.92	$47.05	—	—
$50.01 - $61.00	397,300	1.04	$55.88	—	—
	3,815,975			—

The Company’s Employee Stock Purchase Plan was originally a qualified non-compensatory plan, which allowed eligible employees to acquire shares of common stock through systematic payroll deductions.  The plan was converted to a non-qualified employee stock purchase plan in 2001 and the shares were funded from treasury stock.  The plan consisted of three-month subscription periods, beginning July 1 of each year.  The purchase price was 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever was lower (the “look-back”).  Purchases ranged from 2% to 15% of an employee’s base salary each pay period, subject to certain limitations.  Shares issued at December 31, 2001 under the qualified plan were 1,758,081.  The shares issued under the non-qualified plan totaled 875,236 at December 31, 2004.  Pursuant to SFAS 123, the look-back constituted a stock option.  The Company estimated and expensed the value of the option for the applicable subscription period using the Black-Scholes option pricing model.  The expense attributable to the look-back provision was not significant.  The 15% discount on the purchase price of the common stock was recognized as compensation expense for the non-qualified Employee Stock Purchase Plan.  The plan was terminated effective April 1, 2004.

The following weighted-average assumptions are used in determining the fair value of stock options and shares awarded under the Employee Stock Purchase Plan for 2004, 2003 and 2002:

	Regular Plan	Employee Stock Purchase Plan
2004 Assumptions
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.73%	1.00%
Expected life	6 yrs.	3 mos.
Expected volatility	31.22%	32.90%

2003 Assumptions
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.54%	1.00%
Expected life	6 yrs.	3 mos.
Expected volatility	42.79%	35.88%

2002 Assumptions
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.97%	1.65%
Expected life	6 yrs.	3 mos.
Expected volatility	34.60%	41.97%

The pro forma effect on net income (loss) and earnings (loss) per share, assuming the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for all years reported, is presented in the Summary of Significant Accounting Policies.

11.                                                       Asset Retirement Obligations

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

Effective with the adoption of SFAS 143 on January 1, 2003, the Company recorded an increase to its environmental remediation liabilities of $28 million with a corresponding increase to property, plant, and equipment of $2 million and a decrease in capitalized environmental remediation costs of $18 million, resulting in an after-tax charge of $28 million ($44 million on a pre-tax basis), or $0.26 per share, as a cumulative effect of a change in accounting principle.

The following table provides a reconciliation of the changes in the asset retirement obligations during the period.

		Environmental Remediation Liabilities
	Capitalized Remediation Costs	SFAS 143 ARO Sites	Non-SFAS 143 sites	Total Accrued Liability
Balance January 1, 2003	$(18)	$85	$3	$88
Adoption of SFAS 143:
Cumulative effect adjustment	18	26	—	26
Capitalized Retirement Obligations	—	2	—	2
Liabilities Settled	—	(12)	—	(12)
Accretion	—	2	—	2
Balance December 31, 2003	$—	$103	$3	$106
Liabilities Settled	—	(9)	—	(9)
Accretion	—	2	—	2
Balance December 31, 2004	$—	$96	$3	$99

12.                                                       Commitments and Contingencies

Guarantees

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), disclosures about each group of similar guarantees are provided below:

Indemnifications

In connection with the sale of the Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale.  These indemnifications typically pertain to environmental, tax, employee and/or product related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to reimburse the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations.  As of December 31, 2004, the Company has recorded indemnifications totaling $40 million.  Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.  Generally, there are no specific recourse provisions.  Approximately $1 million in cash is held in escrow or collateral.

In addition, the Company provides certain indemnifications in the ordinary course of business such as product, patent and performance warranties in connection with the manufacture, distribution and sale of its products and services.  Due to the nature of these indemnities, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

Debt Obligations

The Company has directly guaranteed up to $44 million of various obligations under agreements with third parties related to subsidiaries and affiliates of which $28 million is outstanding.  The outstanding balance reflects guarantees of $18 million related to the debt of FiberVisions A/S that matures at various dates through 2006, $3 million related to the debt of Shanghai Hercules Chemical that expires in 2005, $5 million related to a foreign-based pension plan with an indefinite term and $2 million related to debt obligations of previously disposed operations that expire in 2007.  In addition to the aforementioned $5 million guarantee, the Company has provided approximately $3 million in collateral through a mortgage security related to the $5 million pension liability.  Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.  The Company also has $69 million of outstanding letters of credit at December 31, 2004.  The Company will be required to perform on these guarantees in the event of default by the guaranteed party.

Intercompany Guarantees

The Company and its subsidiaries have intercompany guarantees between and among themselves which aggregated approximately $169 million as of December 31, 2004.  These guarantees relate to intercompany loans used to facilitate normal business transactions such as the sale and purchase of products.  All of the $169 million has been eliminated in the Company’s consolidated financial statements.

Leases

Hercules has operating leases (including office space, transportation and data processing equipment) expiring at various dates.  Lease expense of $22 million, $25 million and $34 million in 2004, 2003 and 2002, respectively, is net of sub-lease income of $5 million, $4 million and $3 million in 2004, 2003 and 2002, respectively.

At December 31, 2004, minimum rental payments under non-cancelable leases aggregated $173 million with offsetting subleases of $42 million.  A significant portion of these payments relate to a long-term operating lease for corporate office facilities.  The minimum payments over the next five years, net of minimum sublease receipts, are $20 million in 2005, $18 million in 2006, $16 million in 2007, $15 million in 2008, $24 million in 2009 and $38 million thereafter.

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

The range of the reasonably possible share of costs for the investigation and cleanup of current and former operating sites, and other locations where the Company may have a known liability, is between $99 million and $207 million.  In accordance with generally accepted accounting principles, the Company has accrued a liability of $99 million at December 31, 2004, representing the low end of the range, since no amount within the range is a better estimate than any other amount.  This accrued liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs.

The actual costs for these matters will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 or more years.  While it is not feasible to predict the outcome of all pending environmental matters, the ultimate resolution of one or more of these environmental matters could have a material effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

While the Company is involved in numerous environmental matters, the following matters are described below because they are currently viewed by management as potentially material to the Company’s consolidated financial position, results of operations and cash flows.

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

On February 8, 2000, the District Court issued a final judgment on the allocation between Hercules and Uniroyal finding Uniroyal liable for 2.6% and Hercules liable for 97.4% of the costs at issue.  Hercules timely appealed that judgment.  Oral argument on both appeals was held before the Eighth Circuit on June 12, 2000.  On April 10, 2001, the United States Court of Appeals for the Eighth Circuit issued an opinion in the consolidated appeals described above.  In that opinion, the Appeals Court reversed the District Court’s decision which had held Hercules jointly and severally liable for costs incurred and to be incurred at the Jacksonville site, and remanded the case back to the District Court for several determinations, including a determination of whether the harms at the site giving rise to the government’s claims were divisible.  The Appeals Court also vacated the District Court’s allocation decision holding Hercules liable for 97.4% of the costs at issue, ordering that these issues be revisited following further proceedings with respect to divisibility.  Finally, the Appeals Court affirmed the judgment of liability against Uniroyal.

The trial on remand commenced on October 9, 2001, continued through October 19, 2001, resumed on December 11, 2001 and concluded on December 14, 2001.  At the trial, the Company presented both facts and law to the District Court in support of its belief that the Company should not be liable under CERCLA for some or all of the costs incurred by the government in connection with the site because those harms are divisible.  The District Court has not yet rendered its decision.  Should the Company prevail on remand, any liability to the government will be either eliminated or reduced from the prior judgment.

Alleghany Ballistics Laboratory

The Alleghany Ballistics Laboratory (“ABL”) is a government-owned facility, which was operated by Hercules from 1945 to 1995 under contract with the United States Department of the Navy.  The Navy has notified Hercules that it would like to negotiate with Hercules with respect to certain environmental liabilities which, the Navy alleges, are attributable to Hercules’ past operations at ABL.  During the course of discussions, the Navy has stated that, pursuant to CERCLA, it has spent a total of approximately $25 million and expects to spend an additional $44 million over the next 10 years.  The Company has conducted an initial investigation of the Navy’s allegations, including the basis of the Navy’s claims, and believes the contracts with the government pursuant to which the Company operated ABL may provide the Company with a defense from some or all of the amounts sought.  The Company has exchanged information with the Navy and anticipates entering into negotiations with the Navy in the near future in an attempt to amicably resolve this matter without litigation.  At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported above.

Kim Stan Landfill

Hercules is one of a limited number of industrial companies that have been identified by the EPA as a PRP at the Kim Stan Landfill, near Covington, Virginia.  The EPA seeks to have the PRPs undertake the remediation of the site at a currently estimated cost of $12 million (including EPA oversight charges).  Based on the investigation conducted to date, Hercules believes that parties not named by the EPA as PRPs may be responsible for the majority of the costs that have been and will be incurred at the site, and Hercules intends to seek contribution from those parties to the extent it is required to pay any monies in connection with the site.  Hercules is continuing to evaluate the EPA’s allegations and, pending further factual investigation, is not able to determine its exposure, if any, with respect to this site.

Litigation

The Company is involved in litigation arising out of or incidental to the conduct of its business.  Such litigation typically falls within the following broad categories:  environmental (discussed above); antitrust; commercial; intellectual property; labor and employment; personal injury; property damage; product liability; and toxic tort.  These matters typically seek unspecified or large monetary damages or other relief.  While it is not feasible to predict the outcome of all pending matters, the ultimate resolution of one or more of these matters could have a material effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.  While the Company is involved in numerous matters, the following matters are described below because they are currently viewed by management as potentially material.  From time to time, management may determine (based on further analysis or additional information that becomes available, through discovery or otherwise) that other matters are or have become potentially material to the Company.  As appropriate, descriptions of such matters will be included in the periodic report following such determination.  Occasionally, management may not determine that a matter is material until it has been settled or otherwise resolved.  In such a situation, that matter may not have been described in the Company’s periodic reports prior to such settlement or resolution, but the impact of such settlement or resolution would be reflected in the financial statements included in the periodic report following such settlement or resolution.

Asbestos

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

As of December 31, 2004, there were approximately 33,150 unresolved claims, of which approximately 935 were premises claims and the rest were products claims.  There were also approximately 2,605 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  In addition, as of December 31, 2004, there were approximately 3,970 claims which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.

Between January 1, 2004 and December 31, 2004, the Company received approximately 8,305 new claims, approximately one third of which were included in “consolidated” complaints naming one hundred or more plaintiffs and a large number of defendants, but providing little information connecting any specific plaintiff’s alleged injuries to any specific defendant’s products or premises.  It is the Company’s belief that a significant majority of these “consolidated” claims will be dismissed for no payment.

The Company’s primary and first level excess insurance policies that provided coverage for these asbestos-related matters exhausted their products limits at or before the end of July 2003.  Since that time, and not taking into account the impact of the settlements described below, the Company has fully funded the costs associated with the defense and settlement of its asbestos-related liabilities.  From January 1, 2004 through December 31, 2004, the Company spent approximately $49 million on these matters, including approximately $41 million in settlement payments and approximately $8 million for defense costs.

Both prior to and following the exhaustion of the products limits of the Company’s primary and first level excess insurance policies, the Company undertook efforts to negotiate with certain of its other excess insurance carriers for reimbursement of defense costs and indemnity payments relating to these asbestos-related liabilities.  Those efforts, however, did not progress at a rate satisfactory to the Company.  As a result, on November 27, 2002, the Company initiated litigation against the solvent excess insurance carriers that provided insurance coverage for asbestos-related liabilities in a matter captioned Hercules Incorporated v. OneBeacon, et al., Civil Action No. 02C-11-237 (SCD), Superior Court of Delaware, New Castle County.  Beginning in August 2004 and continuing through October 2004, the Company entered into settlements with all of the insurers named in that lawsuit.  As a result, the lawsuit was dismissed in early November 2004.

Specifically, effective August 23, 2004, the Company entered into a comprehensive settlement agreement with respect to those insurance policies issued by certain underwriters at Lloyd’s, London, and reinsured by Equitas Limited and related entities (“Equitas”) (the “First Settlement Agreement”).  As part of that settlement, during the third quarter of 2004, Equitas paid $30 million to the Company and placed $67 million into a trust.  While many of the specific terms of that First Settlement Agreement are confidential, the First Settlement Agreement generally provides for the payment of money to the Company in exchange for the release by the Company of past, present and future claims under those policies and the cancellation of those policies; the agreement by the Company to indemnify the underwriters from any such claims asserted under those policies; and the impact on the settlement should federal asbestos reform legislation be enacted on or before

January 3, 2007.  The trust funds have been and are continuing to be used to reimburse the Company for a portion of costs it incurs to resolve certain asbestos claims from and after August 2004.  The Company’s ability to use any of the trust funds, however, is subject to specified confidential criteria, as well as limits on the amount that may be drawn from the trust in any one month. If federal asbestos reform legislation is enacted into law on or prior to January 3, 2007, the Company will be required to return any funds remaining in the trust to Equitas should certain criteria be met.  If such legislation is not enacted by that date, any funds remaining in the trust will be available to the Company to pay asbestos-related liabilities or to use for other corporate purposes.

In addition, effective October 8, 2004, the Company entered into a comprehensive settlement agreement with respect to certain insurance policies issued by various insurance companies operating in the London insurance market, and by one insurance company located in the United States (the “Second Settlement Agreement”).  Under the terms of the Second Settlement Agreement, the Company will receive payments from the participating insurers totaling approximately $102 million over a four-year period beginning in 2005.  The payments will be placed by the insurance companies into a trust. The trust funds may be used to reimburse the Company for costs it incurs to resolve asbestos claims from and after October 8, 2004.  Any funds remaining in trust subsequent to 2008 may be used by the Company to pay both asbestos-related claims and non-asbestos related claims.  As of February 28, 2005, $35 million of the $102 million was placed into the trust.  While many of the specific terms of the Second Settlement Agreement are confidential, the Second Settlement Agreement generally provides for the payment of money to the Company in exchange for the release by the Company of past, present and future claims under those policies and the cancellation of such policies; and the agreement by the Company to indemnify the released insurers from any such claims asserted under those policies.  In addition, the Second Settlement Agreement provided the United States insurer until December 28, 2004 to elect an alternative payment option that would have modified that insurer’s payment obligations but the United States insurer did not elect to exercise that option.

The Company also reached settlement agreements with additional insurers whose level of participation in the Company’s insurance program is substantially lower than the aggregate participation of the insurers referred to above (the “Other Settlement Agreements”).  Pursuant to the Other Settlement Agreements, the Company has released or partially released its rights to coverage under insurance policies issued by such insurers.  The Other Settlement Agreements originally provided for cash payments to be received by the Company at various times commencing in 2004 and ending in 2011.  One insurer, however, elected to pre-pay its obligations at a discounted rate.  As a result of this pre-payment, combined with amounts due in 2004 and February 2005, the Company has received payments totaling approximately $22 million in full satisfaction of amounts due under the Other Settlement Agreements.

In addition, effective October 13, 2004, the Company reached a confidential settlement agreement with the balance of its solvent excess insurers whereby a significant portion of the costs incurred by the Company with respect to future asbestos product liability claims will be reimbursed, subject to those claims meeting certain qualifying criteria (the “Future Coverage Agreement”).  That agreement is not expected to result in reimbursement to the Company, however, unless and until defense costs and settlement payments for qualifying asbestos products claims paid by the Company aggregate to approximately $330 million to $370 million, with the foregoing approximation based on various assumptions, including that there are sufficient qualifying claims to require such payments, that for such qualifying claims the time periods of each claimant’s alleged exposure to asbestos products falls within the time periods covered by the participating insurers’ policies, and that the participating insurers remain solvent and honor their commitments under the terms of the Future Coverage Agreement.  The Company expects that such amounts, if required to be paid, would be paid by the Company using monies from the above settlements and from other sources.  If and when such amounts are paid by the Company, the insurers’ obligations pursuant to the terms of the Future Coverage Agreement would be triggered, and the participating insurers would thereafter be required to pay their allocated share of defense costs and settlement payments for asbestos product liability claims that qualify for reimbursement subject to the limits of their insurance policies, which limits are believed to be sufficient to cover the insurers’ allocated shares of an amount that exceeds the high end of the reasonably possible range of financial exposure described below.  The Company will be responsible for payment of the share of such costs and payments that are not paid by the participating insurers pursuant to the terms of the Future Coverage Agreement, as well as for such costs and payments for those claims that do not qualify for reimbursement under the terms of the Future Coverage Agreement.  Should asbestos reform legislation be passed, some or all of the obligations under the Future Coverage Agreement will be suspended for so long as such legislation remains in effect.

As a result of the above settlements, the Company is expected to have available to it a combination of cash and trust fund monies which can be used to pay or reimburse the Company for a significant portion of the defense costs and settlement payments that may be incurred by the Company with respect to its asbestos-related liabilities.  If such liabilities exceed the total amount of the cash and trust fund monies received by the Company as a result of such settlements, then the Company will be required to fund such liabilities itself until such time as the insurers’ obligations under the Future Coverage Agreement are triggered.  If and when those obligations are triggered, the Company and the insurers who are participants in the Future Coverage Agreement will share such costs and payments at varying levels over time, with the

Company typically bearing a slightly larger share than such participating insurers.  Of note, as a result of the First Settlement Agreement, Second Settlement Agreement and Other Settlement Agreements, substantially all of the Company’s insurance coverage applicable to asbestos products claims has been cancelled (except for obligations under the Future Coverage Agreement), and such insurance coverage will no longer be available to cover any such claims.  In addition and as described above, as a result of the First Settlement Agreement, Second Settlement Agreement and Other Settlement Agreements, substantial amounts of insurance coverage that would have been available to cover insured claims other than asbestos products claims have been cancelled and will no longer be available to cover such claims.

Based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that the total monetary recovery under the settlements noted above will cover the majority of the Company’s monetary exposure for its current and estimated future asbestos-related liabilities.  The foregoing, however, assumes that all of the monies received and to be received from the settlements described above will be utilized only for asbestos liabilities.  In fact, there are likely to be timing differences between the receipt of cash settlements and the payment of asbestos claims by the Company, and it is likely that the Company will use some of the proceeds received and to be received from the settlements described above for other corporate purposes.  As a result, from a cash flow perspective, in any particular period of time, the Company may be required to fund some or all of its asbestos-related liabilities using cash flows from operations or sources other than the settlements described above.  Further, as monies received and to be received from the settlements described above are used by the Company, and as the balance remaining on amounts yet to be received from the settlements described above decline, it is likely that there will come a time when the Company will be responsible for payment of all or a majority of such liabilities until such time as the obligations under the Future Coverage Agreement are triggered, at which point in time the Company is expected to share such liabilities with the participating insurers, with it being anticipated that the Company will typically bear a slightly larger share than the participating insurers.  In any period of time, including after obligations under the Future Coverage Agreement are triggered, the amounts paid by the Company in connection with the defense and settlement of asbestos claims versus the amounts funded and to be funded by settlement monies and amounts anticipated to be reimbursed by the Future Coverage Agreement are expected to vary significantly.  Moreover, as described in greater detail below, the Company’s projection of its current and estimated future asbestos-related liabilities may change.  As a result of these and other factors, although the Company believes that the majority of its total monetary exposure will ultimately be covered by the total monetary recovery under the settlements described above, there can be no assurance such will be the case.

In the fourth quarter 2003, the Company commissioned a study of its asbestos-related liabilities by a professor at a major national university, who is a member of the American Academy of Actuaries with broad experience in estimating such liabilities.  Based on the results of the study, the Company estimated that its reasonably possible financial exposure for these matters (excluding approximately $1 million for previously settled but unpaid claims) ranged from $220 million to $675 million at December 31, 2003.  In October 2004, the same professor updated the above-referenced study to take into account more current data concerning, among other factors, the Company’s claims and payment experience and, as a result, the Company’s estimated reasonably possible exposure for these matters was revised to a range of $265 million to $800 million.  Such study was updated again by such professor in January 2005 to take into account more current data, and the Company’s estimated reasonably possible exposure for these matters as of December 31, 2004 was revised to a range of $260 million to $780 million.  Due to inherent uncertainties in estimating the timing and amounts of future payments, the foregoing range does not include the effects of inflation and has not been discounted for the time value of money.  In addition, the range of financial exposures set forth above does not include estimates for future legal costs.  It is the Company’s policy to expense these legal costs as incurred.  As stated above, the Company presently believes that the majority of this range of financial exposures will ultimately be funded by the settlements which it has made with the Company’s insurers.  Cash payments related to this exposure are expected to be made over an extended number of years and actual payments, when made, could be for amounts in excess of the range due to potential future changes in estimates as well as the effects of inflation.

The foregoing is based on the Company’s assumption that the number of future claims filed per year and claim resolution payments will vary considerably from year-to-year and by plaintiff, disease, venue and other circumstances, but will, when taken as a whole, remain relatively consistent with the Company’s experience to date and will decline as the population of potential future claimants expires due to non-asbestos-related causes.  It is also based on the results of the updated study and the status of the Company’s settlements with its insurers, as described above.  However, the Company recognizes that the number of future claims filed per year and claim resolution payments could greatly exceed those reflected by its past experience and contemplated by the study referenced above, that the Company’s belief of the range of its reasonably possible financial exposure could change as the study referenced above is periodically updated, that its evaluation of the total payments to be received from its insurers may change depending upon numerous variables including potential legislation and the risk that one or more insurance carriers may refuse or be unable to meet their obligations to the Company.

Due to the dynamic nature of asbestos litigation, the Company’s estimates are inherently uncertain, and these matters may present significantly greater financial exposures than presently anticipated.  In addition, the Company intends to periodically update the asbestos study referenced above, and further analysis combined with new data received in the future could result in a material modification of the range of reasonably possible financial exposure set forth above.  As a result of all of the foregoing, the Company’s liability with respect to asbestos-related matters could vary significantly from present estimates and may require a material change in the accrued liability for these matters within the next 12 months.  If the Company’s liability does exceed amounts recorded in the balance sheet, the Company presently believes that the majority of the liability it may reasonably anticipate will be paid or reimbursed as a result of the settlements the Company has made with its insurers, as described above.  However, there can be no assurance that such liabilities will be reimbursed.

The findings of the updated study referenced above identify a range of the Company’s reasonably possible financial exposure for these asbestos-related matters.  The Company adjusted its accrual for present and future potential asbestos claims before anticipated insurance recoveries at December 31, 2004 to $260 million, reflecting the low end of the range noted above in accordance with generally accepted accounting principles (since no amount within the range is a better estimate than any other amount).  In addition, pursuant to the First Settlement Agreement described above and the results of its September 30, 2004 re-evaluation of insurance recovery expectations with its other carriers, the Company adjusted its insurance receivable during 2004.  As a result of the foregoing, the Company recognized a net pre-tax charge of $34 million in 2004, reflecting $80 million to re-establish asbestos reserves, a $49 million increase in asbestos-related insurance receivables and $3 million in fees incurred in reaching the settlement.  The Company does not offset insurance assets against its estimated liability.  The following table presents the 2004 balance sheet activity and ending balances for the Company’s asbestos-related accounts.

		Insurance	Insurance
	Balance	Settlements/	Recovered/		Balance
	January 1,	Additional	Liabilities	Reclassifications/	December 31,
(Dollars in millions)	2004	Accruals	Settled	Accretion	2004
Asbestos-related assets:
Insurance receivable	$7	$—	$(10)	$9	$6
Asbestos-related assets, current	7	—	(10)	9	6

Insurance receivable	162	49	(36)	(76)	99
Restricted cash in trust (1)	—	—	(4)	68	64
Asbestos-related assets, non-current	162	49	(40)	(8)	163
Total asbestos-related assets	$169	$49	$(50)	$1	$169
Asbestos-related liabilities:
Asbestos-related liabilities, current	45	—	(41)	43	47
Asbestos-related liabilities, non-current	176	80	—	(43)	213

Total asbestos-related liabilities	$221	$80	$(41)	$—	$260

(1)                                  Amount is reflected as a non-current asset as its availability for reimbursement to the Company is restricted to asbestos claims and related defense costs reimbursable to the Company as discussed above in connection with the First Settlement Agreement.

The Company, in conjunction with outside advisors, will continue to study its asbestos-related matters, insurance recovery expectations and reserves on an on-going basis, and make adjustments as appropriate.

Composite Products Antitrust and Qui Tam Matters

In August 1999, the Company was sued in an action styled as Cape Composites, Inc. v. Mitsubishi Rayon Co., Ltd., Case No. 99-08260 (U.S. District Court, Central District of California), one of a series of similar purported class action lawsuits brought on behalf of purchasers (excluding government purchasers) of carbon fiber and carbon prepreg in the United States from the named defendants from January 1, 1993 through January 31, 1999.  The lawsuits were brought following published reports of a Los Angeles federal grand jury investigation of the carbon fiber and carbon prepreg industries.  In these lawsuits, plaintiffs allege violations of Section 1 of the Sherman Antitrust Act for alleged price fixing.  In September 1999, these lawsuits were consolidated by the Court into a case captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California), with all related cases ordered dismissed.  This lawsuit is proceeding through discovery and motion practice.  On May 2, 2002, the Court granted plaintiffs’ Motion to Certify Class.  The Company is named in connection with its former Composites Products Division, which was sold to Hexcel Corporation in 1996.  During the third quarter of 2004, the Company learned that four of its co-defendants had reached settlements with the plaintiffs.  Those settlements were approved by the court on January 31, 2005.  On February 25, 2005, the Company reached a settlement in principle with the plaintiffs for $11.25 million and has accrued this amount in its current liabilities as of December 31, 2004.  The settlement is subject to court approval.  The Company has denied and continues to deny liability to plaintiffs but entered into the settlement to avoid the risks, uncertainties and costs inherent in litigation.  The settlement was agreed to by Hercules without any admission of liability.  The settlement will not affect the pendency of the various other related lawsuits described below.

Since September 2001, the Company, along with the other defendants in the Thomas & Thomas Rodmakers action referred to above, has been sued in nine California state court purported class actions brought on behalf of indirect purchasers of carbon fiber.  In January 2002, these were consolidated into a case captioned Carbon Fiber Cases I, II, and III, Judicial Council Coordination Proceeding Nos. 4212, 4216 and 4222, Superior Court of California, County of San Francisco.  These actions all allege violations of the California Business and Professions Code relating to alleged price fixing of carbon fiber and unfair competition.  The Company has denied liability and is vigorously defending each of these actions.

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

Further, in April 2002, a related “Qui Tam” action was unsealed by the U.S. District Court for the Southern District of California.  That action is captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al., (Civil Action No. 99 CV 1557 JM JAH), was filed under seal in 1999, and is a “False Claims” action brought pursuant to the False Claims Act (31 U.S.C. Section 729 et seq.).  In that action, the relators, in the name of the U.S. Government, allege the same price fixing activities which are the subject of the above-described actions.  The relators then allege that those alleged price fixing activities resulted in inflated prices being charged by the defendant carbon fiber manufacturers to defense contractors, who, in turn, submitted claims for payment to the U.S. Government under various government contracts.  It is alleged that those claims for payment were “false claims” because the prices charged for the carbon fiber and carbon prepreg were “fixed” contrary to the laws of the United States.  The Company has denied liability and is vigorously defending each of these actions.

In December 2004, the Company filed a lawsuit against Hexcel Corporation (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, Index No. 04/604098) seeking indemnification for the composite products and qui tam lawsuits described above.  The lawsuit is based on the terms of the purchase and sale agreement by which the Company sold to Hexcel its Composite Products Division in 1996.  In response, Hexcel has denied liability and has filed a counter-claim also seeking indemnification.  That lawsuit is entering the early stages of discovery.

In connection with the grand jury investigation noted above in the paragraph describing the Cape Composites litigation, in January 2000, the United States Department of Justice (“DOJ”), Antitrust Division, served a grand jury subpoena duces tecum upon Hercules.  The Company was advised that it was one of several manufacturers of carbon fiber and carbon prepreg that were served with such a subpoena.  In December 2003, the Company was advised that the grand jury investigation had been closed.

Agent Orange Litigation

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

Since 1998, the Company has been sued in a total of twenty-three lawsuits (including two purported class actions) where plaintiffs allege that exposure to Agent Orange caused them to sustain various personal injuries.  On February 9, 2004, the U.S. District Court for the Eastern District of New York issued a series of rulings granting several motions filed by defendants in the two cases that had been remanded to the U.S. District Court by the U.S. Court of Appeals for the Second Circuit on remand from the U.S. Supreme Court (In re: “Agent Orange” Product Liability Litigation: Joe Isaacson, et al v. Dow Chemical Company, et al. and Daniel Ray Stephenson, et al. v. Dow Chemical Company, et al.  (MDL 381, CV 98-6383 (JBW), CV 99-3056 (JBW))).  In relevant part, those rulings held that plaintiffs’ claims against the defendant manufacturers of Agent Orange are properly removable to federal court under the “federal officer removal statute” and that such claims are subject to dismissal by application of the “government contractor defense.”  The Court then dismissed plaintiffs’ claims, but stayed its decision to allow plaintiffs to obtain additional discovery and to move for reconsideration of the Court’s decision.  A hearing on the motion for reconsideration was held on February 28, 2005.  By Orders dated March 2, 2005, the Court denied reconsideration, lifted the stay of the earlier decision, and dismissed plaintiffs’ claims in all twenty-three pending lawsuits.  The Company anticipates that plaintiffs will appeal the dismissals of their claims.

In addition, in January 2004, the Company was sued in a class action filed in the United States District Court for the Eastern District of New York by The Vietnam Association for Victims of Agent Orange/Dioxin and several individuals who claim to represent between two and four million Vietnamese who allege that Agent Orange used by the United States during the Vietnam War caused them or their families to sustain personal injuries.  (The Vietnam Association for Victims of Agent Orange/Dioxin, et al. v. The Dow Chemical Company, et al., Civil Action No. 04 CV 0400 (JBW).)  That complaint alleges violations of international law and war crimes, as well as violations of the common law for products liability, negligence and international torts.  The defendants moved to dismiss this case on several grounds, including failure to state a claim under the Alien Tort Claims Statute, lack of jurisdiction and justiciability, the bar of the statute of limitations, failure to state claims for violations of international law, and the “government contractor defense.”  A hearing on these motions was held on February 28, 2005.  By order dated March 10, 2005, the Court dismissed this lawsuit.  The Company anticipates that plaintiffs will appeal the Court’s decision.

The Company believes that it has substantial meritorious defenses to all of the Agent Orange-related claims described above and those that may yet be brought.  To that end, the Company denies any liability to plaintiffs, and will vigorously defend all actions now pending or that may be brought in the future.

Other Litigation

In November 2002, an action for declaratory judgment was filed in the U.S. District Court for the District of Delaware under the caption of Atofina Chemicals, Inc. and Atofina v. Hercules Incorporated (Civil Action No. 02-1613).  In this action, Atofina seeks a declaratory judgment that Hercules cannot recover antitrust damages for purchases of monochloroacetic acid (“MCAA”) that Hercules made outside of the United States or for purchases from producers of MCAA not alleged to have participated in any conspiracy to fix prices and allocate the market for MCAA.  In response, Hercules has filed a counter-claim, seeking damages from and injunctive relief against Akzo Nobel Chemicals, Atofina Chemicals, Hoechst AG, Hoechst Celanese, Clariant and others related to the fixing of prices of MCAA and sodium monochloracetate from approximately 1995 through 2000.  The lawsuit is in the discovery phase.  Hercules has settled with some of the parties.  The terms of those settlements are confidential.

By Order dated May 6, 2003, the U.S. District Court for the Middle District of Louisiana remanded to the 18th Judicial District Court for the Parish of Iberville, Louisiana, a total of nine consolidated lawsuits, including two lawsuits in which the Company is a defendant.  These two lawsuits, Jerry Oldham, et al. v. The State of Louisiana, et al., Civil Action No. 55,160, 18th Judicial District Court, Parish of Iberville, Louisiana, and John Capone, et al. v. The State of Louisiana, et al., Civil Action No. 56,048C, 18th Judicial District Court, Parish of Iberville, Louisiana, were served on the Company in September 2002 and October 2002, respectively.  The Oldham case is a purported class action comprised of approximately 2,000 plaintiffs who are or were direct employees of Georgia Gulf, and the Capone case is a consolidated action by approximately 44 plaintiffs who are or were contract employees at Georgia Gulf.  Both actions assert claims against the State of Louisiana, the Company, American PetroFina, Inc., Hercofina, Ashland Oil, International Minerals and Chemicals, Allemania Chemical, Ashland Chemical and the Parish of Iberville.  The purported class members and plaintiffs, who claim to have worked or lived at or around the Georgia Gulf plant in Iberville Parish, allege injury and fear of future illness from the consumption of contaminated water and, specifically, elevated levels of arsenic in that water.  As to the Company, plaintiffs allege that the Company itself and as part of a joint venture operated a nearby plant and, as part of those operations, used a groundwater injection well to dispose of various wastes, and that those wastes contaminated the potable water supply at Georgia Gulf.  On October 17, 2002, the Company removed these matters to federal court.  In January 2003, the U.S. District Court for the Middle District of Louisiana consolidated the Oldham and Capone matters with other lawsuits (including the Batton matter, discussed below) in which the Company is not or was not a party.  Plaintiffs sought remand which, as noted above, was granted by Order dated May 6, 2003.  In March 2004, Atofina, successor to American PetroFina, Inc. was dismissed without prejudice.  In January 2005, plaintiffs filed a motion to add Hercules and other defendants to a case captioned Georgenner Batton, et al. v. The State of Louisiana, et al., Civil Action No. 55,285, 18th Judicial District Court, Parish of Iberville, Louisiana; that motion was granted by the Court in February 2005.  The Batton lawsuit is a purported class action comprised of plaintiffs who are or were contract employees of Georgia Gulf since 1995 and who are asserting nearly identical allegations as the plaintiffs in the Oldham lawsuit.  Discovery is continuing.  Plaintiffs have filed a motion to certify the purported classes of plaintiffs in the Oldham and Batton matters, and a hearing is set for December 5-7, 2005.  The Company denies any liability and intends to vigorously defend these matters.

On October 6, 2003, the Company received a Notice of Deficiency with respect to the Company’s 1996 through 1997 federal income tax returns wherein, among other issues, the IRS disallowed a capital loss that the Company carried back to 1996 and 1997.  The IRS had indicated that it would not settle that issue prior to a final decision after trial on the merits.  On December 23, 2003, the Company filed a Petition asking the U.S. Tax Court for a re-determination of the deficiency set forth in the October 6, 2003 Notice of Deficiency.  On December 16, 2004, the Company and the IRS entered into an agreement to settle the capital loss issue, whereby the Company agreed to pay approximately $30 million in taxes and $6 million in penalties.  The Company had previously established sufficient reserves and has amounts on deposit with the IRS for these items.  The IRS has indicated that it is willing to address the other issues included in the Notice of Deficiency through standard IRS administrative appeals procedures without litigation.  The Company believes that it is remote that the ultimate disposition of these other issues will have a material adverse impact on the Company’s financial position in light of existing tax reserves and amounts already on deposit with the IRS.

On May 7, 2004, Ciba Specialty Chemicals Corporation (“Ciba”) filed a Complaint against Hercules Incorporated and Cytec Industries, Inc. (“Cytec”) in the United States District Court for the District of Delaware alleging infringement of two patents owned by Ciba.  The two patents in question are U.S. Patent 5,167,766 (issued on December 1, 1992) entitled “Charged Organic Polymer Microbeads in Paper Making Process” and U.S. Patent 5,171,808 (issued on December 15, 1992) entitled “Cross-linked Anionic and Amphoteric Polymeric Microparticles.”  The alleged conduct relates to the manufacture, use, sale and offer to sell of certain products of the Company’s Pulp and Paper business.  Ciba seeks to enjoin alleged continued infringement, obtain a judgment that the defendants have infringed the patents, and obtain an award of damages and reasonable attorneys fees.  The Company believes that there are substantial meritorious defenses to this action, and has denied liability to Ciba and will vigorously defend against this action.  The Company has agreed to indemnify Cytec in this action.  The lawsuit is in the early stages of discovery and the trial has been scheduled to begin on August 14, 2006.

On or about June 1, 2004, a Complaint captioned Charles Stepnowski v. Hercules Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules’ Vice President Human Resources, Civil Action No. 04-cv-2296, was filed in the United States District Court, Eastern District of Pennsylvania.  An Amended Complaint was filed on June 16, 2004.  Styled as a class action, the Amended Complaint seeks benefits under the Pension Plan of Hercules Incorporated (the “Plan”), and alleges violations of the Employee Retirement Income Security Act, 29 U.S.C. §1001 et seq. (“ERISA”).  Under the Plan, eligible retirees of the Company may opt to receive a single cash payment of 51% of the present value of their accrued benefit (with the remaining 49% payable as a monthly annuity).  The Amended Complaint alleges that the Company’s adoption of a new interest rate assumption used to determine the 51% cash payment constitutes a breach of fiduciary duty and a violation of the anti-cutback requirements of ERISA and the Internal Revenue Code.  The Amended Complaint seeks the payment of additional benefits under ERISA (as well as costs and attorneys fees) and seeks to compel the Company to use an interest rate assumption that is more favorable to eligible retirees.  The Amended Complaint seeks to establish a class comprised of all Plan participants who retired (or who will retire) on or after December 1, 2001.  On August 23, 2004, the Company filed a Motion to Dismiss and Motion to Strike Plaintiff’s Class Allegations.  On that same date, plaintiff filed a Motion to Certify This Action As a Class Action.  Responsive pleadings have and continue to be filed.  The Company denies all liability, and intends to vigorously defend this action.

In February 2005, the Company was among the Defendants/Relators who filed a Petition for Writ of Mandamus in the Texas Supreme Court seeking to set aside an order of the trial court consolidating five plaintiffs for a single trial now set for June 6, 2005.  The underlying case, Acevedo, et al. v. Union Pacific Railroad Company, et al., Cause No. C-4885-99-F. 332nd Judicial District Court, Hildago County, Texas, was originally filed in 2001, has been consolidated with another related action, and is a toxic tort lawsuit alleging pesticide exposure relating to operations at a former pesticide formulation facility in Mission, Texas.  There are currently approximately 1,900 plaintiffs and approximately 30 defendants, including the Company.  Plaintiffs include former workers at the pesticide formulation facility, and persons who currently reside, or in the past resided, near the facility.  All plaintiffs allege personal injuries and some plaintiffs also allege property damage.  The vast majority of the plaintiffs allege residential exposure to a variety of pesticide and chemical products as a result of leaks, spills, flooding, and airborne emissions from the pesticide formulation facility.  It is alleged that certain of the Company’s products were sold to or used by the pesticide formulation facility prior to its ceasing operations in 1967.  On August 9, 2004, the trial court joined five plaintiffs for a consolidated trial, which is now set for June 6, 2005.  On November 4, 2004, the Corpus Christi Court of Appeals denied Defendants’/Relators’ Petition for a Writ of Mandamus.  In February 2005, Defendants/Relators filed a Petition for a Writ of Mandamus in the Texas Supreme Court.  No decision has yet been rendered with respect to that petition.  The Company denies any liability to plaintiffs and intends to vigorously defend these matters.

Amounts Accrued for Non-Asbestos Litigation

At December 31, 2004, the Consolidated Balance Sheet reflects a current liability for non-asbestos related litigation of approximately $18 million, representing management’s best estimate of the probable and reasonably estimable losses related to these matters.  While it is not feasible to predict the outcome of all pending legal proceedings, it is reasonably possible that an exposure to loss exists in excess of the amounts accrued for these and other matters, and the ultimate resolution of one or more of these matters could have a material effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

13.                                                       Company-obligated Preferred Securities of Subsidiary Trusts

The Company determined that Hercules Trust I and II (the “Trusts”) were variable interest entities and that the Company was not the primary beneficiary of the Trusts pursuant to the provisions of FIN 46R.  Accordingly, the Company de-consolidated the Trusts at December 31, 2003.  During 2004, the Trusts were liquidated and dissolved.  Summarized below is the condensed financial information of the Trusts as of December 31, 2003.

	(Dollars in millions)
	Hercules Trust I	Hercules Trust II
Non-current assets	$363	$262
Non-current liabilities	363	262

14.                                                       Series Preferred Stock

There are 2,000,000 shares of series preferred stock without par value authorized for issuance, none of which have been issued.

15.                                                       Common Stock

Hercules common stock has a stated value of $25/48, and 300,000,000 shares are authorized for issuance.  At December 31, 2004, a total of 25,550,678 shares were reserved for issuance for the following purposes: 14,853,859 shares for the exercise of awards under the Stock Option Plan; 3,396,668 shares for awards under incentive compensation plans; 172,550 shares for conversion of debentures; 7,119,437 shares for exercise of the warrant component of the CRESTS Units and 8,164 shares for sale to the Savings Plan Trustee.

In 1991, the Board of Directors authorized the Company to repurchase up to 74,650,000 shares under its stock repurchase program.  Total shares reacquired pursuant to this program were 66,614,242, at an average price of $37.31 per share.  The program was suspended in 1999.

16.                                                       Accumulated Other Comprehensive Losses

The components of accumulated other comprehensive losses are as follows:

	(Dollars in millions)
	December 31,
	2004	2003	2002
Additional minimum pension liability, net of tax	$(377)	$(347)	$(360)
Foreign currency translation adjustment	101	30	(94)
	$(276)	$(317)	$(454)

17.                                                       Additional Balance Sheet Detail

	(Dollars in millions)
	2004	2003
Property, plant and equipment:
Land	$20	$20
Buildings and equipment	1,998	1,979
Construction in progress	71	40
Total	2,089	2,039
Accumulated depreciation and amortization	(1,394)	(1,362)
Property, plant and equipment, net	$695	$677

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $75 million, $73 million and $71 million, respectively.

The Company recognized asset impairments of $3 million and $4 million, respectively, in relation to its manufacturing facility in Kalamazoo, Michigan, and a production line at its Hopewell, Virginia, facility (see Note 19).  Both facilities are part of the Performance Products segment.  Impairment charges of $2 million were recognized against a facility associated with a discontinued operation (see Note 21).

	(Dollars in millions)
	2004	2003
Other current assets:
Federal tax receivable	$12	$35
Supplier rebates receivable	15	13
Value-added tax receivable	10	9
Assets held for sale	6	—
Other	15	38
	$58	$95

	(Dollars in millions)
	2004	2003
Deferred charges and other assets:
Tax deposits	$89	$52
Capitalized software, net	73	84
Cash surrender value of life insurance policies	19	18
Unamortized debt issuance costs	14	16
Prepaid pension assets	7	35
Investments	6	53
Other	38	58
	$246	$316

	(Dollars in millions)
	2004	2003
Accrued expenses:
Compensation and benefits	$42	$59
Current portion of postretirement benefits	23	23
Current portion of environmental accrual	20	19
Litigation accrual	18	4
Interest payable	13	8
Current deferred income taxes	8	8
Rebates	6	8
Income taxes payable	5	14
Current pension liability	7	8
Severance and other exit costs	5	6
Other taxes payable	2	5
Other	53	45
	$202	$207

	(Dollars in millions)
	2004	2003
Deferred credits and other liabilities:
Non-current income tax liabilities	$108	$99
Environmental accrual - non-current	79	87
Indemnifications	40	40
Deferred rent	39	45
Workers compensation	22	21
Other	26	26
	$314	$318

18.                                                       Severance and Other Exit Costs

The consolidated balance sheets reflect liabilities for employee severance benefits and other costs of $5 million and $6 million at December 31, 2004 and 2003, respectively.  Commencing in 2001 and continuing through March 31, 2003, management authorized and committed to various plans to reduce the workforce as part of a comprehensive cost reduction and work process redesign program (the “2001 Plan”).  During that period, the Company incurred $78 million in employee severance benefits, exit costs and contract terminations.  Subsequent to March 31, 2003, the Company recognized an additional $5 million in 2003 for employee termination benefits in accordance with Statement of Financial Accounting Standards No. 112, “Employer’s Accounting for Post-Employment Benefits” (“SFAS 112”), under its Severance Pay Plan and Dismissal Wage Plans (“Dismissal Plans”).

During 2004, the Company recognized additional charges of $9 million for employee termination benefits under the Dismissal Plans in accordance with SFAS 112, increasing the number of employees identified for dismissal under both plans to approximately 1,550, of which approximately 1,545 have left the Company.  The Company terminated approximately 160 employees during the year ended December 31, 2004 and anticipates the remaining identified actions, which are nominal, will be finalized by September 30, 2005.

Total cash payments for the year ended December 31, 2004, related to the above actions, were approximately $10 million, representing $1 million of cash payments under the 2001 plan and $9 million of payments under the Dismissal Plans.

The balance at December 31, 2004 represents severance benefits and other exit costs of which $2 million pertains to the continuing benefit payment streams under the 2001 restructuring plan and $3 million pertains to other severance benefits accounted for under the Company’s Dismissal Plans.

A reconciliation of activity with respect to the liabilities established for these plans is as follows:

	(Dollars in millions)
	2004	2003
Balance at beginning of year	$6	$22
Additional termination benefits and other exit costs	9	7
Cash payments	(10)	(21)
Reversals against earnings	—	(2)
Balance at end of year	$5	$6

In 2004, the Company announced its intent to close its European research facility located in Barneveld, The Netherlands, which has approximately 60 employees.  The severance and termination agreements, which constitute one-time termination benefits, are subject to consultations with and approvals of the local works council, which have not been finalized.  The Company intends to terminate approximately two-thirds of the employees and offer relocation to the remainder.  The termination and exit costs are subject to the accounting requirements of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which was adopted by the Company on January 1, 2003.  Accordingly, estimated costs of approximately $3 million associated with the exit and closure of the research facility are being charged to expense over the nine-month period from the announcement through its anticipated closure in August 2005.  Expense of approximately $0.3 million was recognized in 2004 and is included in Other operating expense, net.

19.                                                       Other Operating Expense, Net

Other operating expense, net, consists of the following:

	(Dollars in millions)
	Year Ended December 31,
	2004	2003	2002
Severance and restructuring costs, net	$9	$5	$23
Nitrocellulose facility shutdown costs	7	1	—
Asset impairment charges	7	—	7
Special executive pension adjustment	1	7	—
Proxy costs	—	4	—
Net environmental expense	—	—	11
Loss on previously disposed business	—	—	2
Other miscellaneous charges	3	—	3
	$27	$17	$46

20.                                                       Interest and Debt Expense

Interest and debt costs are summarized as follows:

	(Dollars in millions)
	Year Ended December 31,
	2004	2003	2002
Incurred	$110	$131	$100
Capitalized	1	—	1
Net expensed	$109	$131	$99

Interest and debt costs incurred in 2002 exclude $58 million in interest costs on the Company’s preferred securities.  These costs were recognized as preferred security distributions of subsidiary trusts prior to 2003.  Pursuant to the Company’s adoption of SFAS 150 on July 1, 2003, interest and debt costs on the preferred securities have been recognized as interest and debt expense for 2004 and 2003 (see Note 5).

21.                                                       Other Expense, Net

Other expense, net, consists of the following:

	(Dollars in millions)
	Year Ended December 31,
	2004	2003	2002
Asbestos-related accruals	$80	$6	$65
Asbestos-related insurance settlements	(49)	—	—
Asbestos-related costs, net(1)	18	7	3
Loss on repurchase of 11.125% senior notes (2)	34	5	—
Litigation settlements and accruals, net	19	8	3
Write off of unamortized debt issuance costs	14	—	—
Environmental	8	5	1
Gain on repurchase of CREST preferred securities	(7)	(7)	—
Asset impairment charges	2	2	—
Debt extinguishment	—	—	44
Net gains on dispositions	—	—	(3)
Other, net	(3)	3	2
	$116	$29	$115

(1)  Legal costs and other costs related to the settlements with insurance carriers.

(2)  Includes $4 million write-off of unamortized debt issuance costs in 2004.

22.                                                       Earnings (loss) per Share

The following table shows the amounts used in computing earnings (loss) per share and the effect on income (loss) and the weighted-average number of shares of dilutive common stock:

	(Dollars in millions, except per share)
	2004		2003		2002
				Earnings
		Earnings	Income	(loss)		Loss per
	Income	per share	(loss)	per share	Loss	share
Basic:

Continuing operations	$27	$0.25	$74	$0.69	$(47)	$(0.44)
Discontinued operations	—	—	4	0.04	(196)	(1.85)
Cumulative effect of changes in accounting principle	—	—	(33)	(0.31)	(368)	(3.47)
Net income (loss)	$27	$0.25	$45	$0.42	$(611)	$(5.76)

Weighted average number of basic shares (millions)	107.3		106.2		106.0

Diluted:
Continuing operations	$27	$0.25	$74	$0.69	$(47)	$(0.44)
Discontinued operations	—	—	4	0.04	(196)	(1.85)
Cumulative effect of changes in accounting principle	—	—	(33)	(0.31)	(368)	(3.47)
Net income (loss)	$27	$0.25	$45	$0.42	$(611)	$(5.76)

Weighted average number of diluted shares (millions)	109.0		107.2		106.0

For the years ended December 31, 2004 and 2003, the Company had convertible subordinated debentures, stock options and restricted stock that were convertible into approximately 1.7 million and 1.0 million shares of common stock.  Stock options, restricted stock and convertible debentures in 2001 were anti-dilutive and are not included in the calculation of diluted earnings per share.  Related interest on the convertible debentures has an immaterial impact on earnings per share calculations.

The following table shows the number of options and warrants that have been excluded from the computation of diluted earnings per share as their exercise price exceeded their current market value:

	Years ended December 31,
	2004	2003	2002
Options to purchase common stock (millions)	10.6	12.4	18.4
Warrants to purchase common stock (millions)	7.1	7.1	8.2

23.                                                       Operations by Industry Segment and Geographic Area

The financial information that follows regarding the Company’s segments, which includes net sales, profit from operations and capital employed, is presented in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).  The Company has identified two reportable segments, Performance Products and Engineered Materials and Additives.

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

The Company evaluates performance and makes decisions based primarily on cash flow, profit from operations and return on invested capital.  Consolidated capital employed represents the total resources employed in the Company and is the sum of total debt, Company-obligated preferred securities of subsidiary trusts and stockholders’ equity.  Capital employed in each reportable segment represents the net operating assets employed to conduct business in that segment and generally includes working capital (excluding cash) and property, plant and equipment.  Other assets and liabilities, primarily goodwill and other intangibles, not specifically allocated to business segments, are reflected in corporate in the table below.

Hercules has no single customer representing greater than 4% of its revenues.

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

Intersegment sales are eliminated in consolidation.

(Dollars in millions) Industry Segments	Performance Products	Engineered Materials and Additives	Corporate		Consolidated

2004
Net sales	$1,617	$380	$—		$1,997
Profit (loss) from operations	248	(15)	(6	)(c)	227
Interest and debt expense					109
Gain on sale of CP Kelco ApS					(27)
Other expense, net					116
Income before income taxes and equity income					29

Capital employed (a)	1,252	278	(193	)(b)	1,337
Capital expenditures	64	8	5		77
Depreciation and amortization	73	18	10		101

2003
Net sales	$1,483	$363	$—		$1,846
Profit (loss) from operations	262	9	(16	)(c)	255
Interest and debt expense					131
Other expense, net					29
Income before income taxes and equity income					95

Capital employed (a)	1,180	248	(69	)(b)	1,359
Capital expenditures	39	5	4		48
Depreciation and amortization	74	21	5		100

2002
Net sales	$1,385	$320	$—		$1,705
Profit (loss) from operations	243	18	(41	)(c)	220
Interest and debt expense					99
Preferred security distributions of subsidiary trusts					58
Other expense, net					115
Loss before income taxes and equity income					(52)

Capital employed (a)	1,085	235	16	(b)	1,336
Capital expenditures	31	9	3		43
Depreciation and amortization	72	18	10		100

(Dollars in millions) Geographic Areas	United States	Europe	Americas (d)	Asia Pacific	Total

2004
Net Sales	$921	$762	$99	$215	$1,997
Property, plant and equipment, net	325	331	16	23	695

2003
Net Sales	$885	$693	$94	$174	$1,846
Property, plant and equipment, net	344	303	12	18	677

2002
Net Sales (e)	$870	$586	$89	$160	$1,705
Property, plant and equipment, net	350	280	12	21	663

(a)          Represents total segment assets net of operating liabilities.

(b)         Includes assets and liabilities not specifically allocated to business segments, primarily intangibles and other long-term assets, net of liabilities.

(c)          Includes $7 million in facility shutdown costs in 2004, $5 million, $7 million and $4 million of severance, special pension adjustment and proxy costs, respectively, in 2003 and $22 million and $12 million of severance and environmental costs, respectively, in 2002.

(d)         Excluding operations in the United States of America.

(e)          Excludes sales of the divested BetzDearborn Water Treatment Business.

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

Interest Rate Risk Management

From time to time, the Company uses interest rate swap agreements to manage interest costs and risks associated with changing rates.  The Company had no interest rate swap agreements at the end of 2004 and 2003.

Foreign Exchange Risk Management

The Company has selectively used foreign currency forward contracts and currency swaps to offset the effects of foreign currency exchange rate changes on reported earnings, cash flow and net asset positions.  The primary exposures are denominated in the Euro, Swedish kroner, Danish kroner and British pound sterling.  Some of the contracts involved the exchange of two foreign currencies, according to local needs in foreign subsidiaries.  The term of the currency derivatives is rarely more than three months.  At December 31, 2004 and 2003, the Company had outstanding forward-exchange contracts to purchase foreign currencies aggregating $0.4 million and $0.1 million and to sell foreign currencies aggregating $12.3 million and $6.5 million, respectively.  Cross-currency trades entered into by non-U.S. dollar denominated entities aggregated $410 million and $376 million at December 31, 2004 and 2003 respectively.  The foreign exchange contracts outstanding at December 31, 2004 mature on or before March 1, 2005.

Fair Values

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2004 and 2003:

	(Dollars in millions)
	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Investment securities (available for sale)	$2	$2	$1	$1
Total debt	(1,240)	(1,265)	(1,348)	(1,386)
Foreign exchange contracts	—	1	—	1

Fair values of the above financial instruments are indicative of cash that would have been required had settlement been made at December 31, 2004 and 2003.

Basis of Valuation

•                  Investment securities: Quoted market prices in 2003 and present value of expected future cash flows for 2004.

•                  Long-term debt: Present value of expected cash flows related to existing borrowings discounted at rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

•                  Foreign exchange contracts: Year-end exchange rates.

25.                                                       Divestitures

On February 12, 2004, a subsidiary of the Company completed the sale of its minority ownership in CP Kelco ApS to a subsidiary of J. M. Huber Corporation for $27 million.  The book value of the Company’s investment in CP Kelco ApS had been written down to zero in 2002 as the result of an after-tax impairment charge of $19 million.

Summarized below are the results of operations and cash flows for the month of January 2004 and the years ended December 31, 2003 and 2002:

	(Dollars in millions)
	January	Year ended December 31,
	2004	2003	2002
Net sales	$37	$427	$395
Gross profit	11	129	123
Profit from operations	5	56	31
Net (loss) income	(2)	59	(255)

Net cash provided by operations	$4	$128	$97
Capital expenditures	1	20	18

The major classes of assets and liabilities of CP Kelco ApS at the time of disposal were as follows:

(Dollars in millions)
Assets		Liabilities
Cash	$12	Accounts payable and accrued expenses	$73
Accounts receivable, net	66	Other liabilities	83
Inventory	115	Long-term debt	660
Fixed assets, net	412	Equity	116
Goodwill	218
Intangible assets	73
Other	36
	$932		$932

On April 29, 2002, Hercules completed the sale of the Water Treatment Business to GESM, a unit of General Electric Company.  The sale price was $1.8 billion in cash, resulting in net after-tax proceeds of approximately $1.7 billion.  The Company used the net proceeds to prepay debt under its senior credit facility and ESOP credit facility (see Notes 5 and 9).  Pursuant to SFAS 144, the Water Treatment Business was treated as a discontinued operation as of February 12, 2002, and accordingly, all financial information was restated.  The loss from discontinued operations for the year ended December 31, 2002 included an after-tax loss on the disposal of the business of $230 million.  The Paper Process Chemicals Business, representing approximately one-third of the business of BetzDearborn Inc. when it was originally acquired in 1998, was fully integrated into and continues to be reported within Pulp and Paper.

Summarized below are the results of operations and cash flows of the Water Treatment Business for the period through April 28, 2002.

(Dollars in millions)
Net Sales	$269
Profit from operations	53
Income before income taxes	55
Tax provision	21
Income from operations	34
Loss from disposal of business, including a provision for income taxes of $51 million for 2002	(230)
Loss from discontinued operations	$(196)
Net cash provided by operations	$28
Capital expenditures	(3)
Net cash flow from discontinued operations	$25

The major classes of assets and liabilities included in the consolidated balance sheet at the time of disposal were as follows:

(Dollars in millions)
Assets		Liabilities
Accounts receivables, net	$161	Accounts payable	$55
Inventory	76	Accrued expenses	35
Fixed assets	217	Other liabilities	178
Goodwill and other intangible assets	1,419
Other assets	19
	$1,892		$268

26.                                                       Condensed Consolidating Financial Information of Guarantor Subsidiaries

The 11.125% senior notes due 2007 issued on November 14, 2000 are guaranteed by substantially all of the Company’s current and future wholly-owned domestic restricted subsidiaries (the “guarantor subsidiaries”).  The Senior Credit Facility entered into in April 2004 also provides for a guarantee by each guarantor subsidiary.  The guarantees by each guarantor subsidiary are full and unconditional and joint and several.  The indenture under which the Company’s 6.60% notes due 2027 and 6.625% notes, redeemed in 2003, were issued requires such notes to be guaranteed or secured on the same basis as any other subsequently issued debt that is guaranteed or secured.  As a result, at December 31, 2004, the following wholly-owned domestic restricted subsidiaries fully and unconditionally and jointly and severally guarantee the Senior Credit Facility, the 6.60% notes due 2027, the 11.125% notes due 2007 and the 6.75% notes due 2029.

Aqualon Company

Athens Holding Inc.

Covington Holdings, Inc.

East Bay Realty Services, Inc.

FiberVisions Incorporated

FiberVisions, L.L.C.

FiberVisions L.P.

FiberVisions Products, Inc.

Hercules Euro Holdings, L.L.C.

Hercules Finance Company

Hercules Flavor, Inc.

Hercules Hydrocarbon Holdings, Inc.

Hercules Paper Holdings, Inc.

Hercules Shared Services Corporation

WSP, Inc.

The non-guarantor subsidiaries include all of the Company’s foreign subsidiaries and certain domestic subsidiaries.  The Company conducts much of its business through and derives much of its income from its subsidiaries.  Therefore, the Company’s ability to make required payments with respect to its indebtedness and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.  There are no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to the Company; however, there may be such restrictions for certain foreign non-guarantor subsidiaries.

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

Condensed Consolidating Statement of Operations

Year Ended December 31, 2004

	Unconsolidated
(Dollars in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$541	$475	$1,132	$(151)	$1,997
Cost of sales	377	353	731	(151)	1,310
Selling, general, and administrative expenses	101	126	155	—	382
Research and development	20	17	6	—	43
Goodwill and intangible asset amortization	6	2	—	—	8
Other operating expenses, net	5	13	9	—	27

Profit (loss) from operations	32	(36)	231	—	227

Interest and debt expense (income), net	178	(60)	(9)	—	109
Preferred security distributions of subsidiary trusts	—	—	—	—	—
Gain on sale of CP Kelco ApS	—	—	(27)	—	(27)
Other expense (income), net	256	4	(144)	—	116

Income (loss) before income taxes and equity income (loss)	(402)	20	411	—	29
Provision (benefit) for income taxes	(89)	38	53	—	2

Equity income (loss) of affiliated companies	—	(1)	1	—	—
Equity income (loss) from consolidated subsidiaires	340	6	(2)	(344)	—
Net income (loss) from continuing operations	27	(13)	357	(344)	27

Net income on discontinued operations, net of tax	—	—	—	—	—
Net income (loss) before cumulative effect of change in accounting principle	27	(13)	357	(344)	27
Cumulative effect of changes in accounting principle, net of tax	—	—	—	—	—
Net income (loss)	$27	$(13)	$357	$(344)	$27

Condensed Consolidating Statement of Operations

Year Ended December 31, 2003

	Unconsolidated
(Dollars in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$509	$445	$1,024	$(132)	$1,846
Cost of sales	332	320	643	(128)	1,167
Selling, general, and administrative expenses	84	84	192	—	360
Research and development	17	17	5	—	39
Goodwill and intangible asset amortization	6	2	—	—	8
Other operating expenses, net	9	4	4	—	17

Profit from operations	61	18	180	(4)	255

Interest and debt expense (income), net	174	(59)	16	—	131
Preferred security distributions of subsidiary trusts	—	—	—	—	—
Other expense, net	23	5	1	—	29

Income (loss) before income taxes and equity income (loss)	(136)	72	163	(4)	95

Provision (benefit) for income taxes	(52)	29	46	(2)	21

Equity income of affiliated companies	—	(1)	1	—	—
Equity income from consolidated subsidiaries	158	15	2	(175)	—
Net income from continuing operations	74	57	120	(177)	74

Net income on discontinued operations, net of tax	4	—	—	—	4
Net income before cumulative effect of changes in accounting principle	78	57	120	(177)	78
Cumulative effect of changes in accounting principle, net of tax	(33)	—	—	—	(33)

Net income	$45	$57	$120	$(177)	$45

Condensed Consolidating Statement of Operations

Year Ended December 31, 2002

	Unconsolidated
(Dollars in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$536	$423	$890	$(144)	$1,705
Cost of sales	333	294	557	(144)	1,040
Selling, general, and administrative expenses	94	73	181	—	348
Research and development	19	17	6	—	42
Goodwill and intangible asset amortization	5	3	1	—	9
Other operating expense (income), net	(11)	31	26	—	46

Profit from operations	96	5	119	—	220

Interest and debt expense (income), net	215	(75)	(41)	—	99
Preferred security distributions of subsidiary trusts	—	—	58	—	58
Other expense (income), net	120	—	(4)	(1)	115

(Loss) income before income taxes and equity income (loss)	(239)	80	106	1	(52)

(Benefit) provision for income taxes	(59)	35	21	—	(3)

Equity income of affiliated companies	—	2	—	—	2
Equity income (loss) from consolidated subsidiaries	133	(115)	5	(23)	—
Net (loss) income from continuing operations	(47)	(68)	90	(22)	(47)

Net (loss) income on discontinued operations, net of tax	(196)	18	12	(30)	(196)
Net (loss) income before cumulative effect of changes in accounting principle	(243)	(50)	102	(52)	(243)
Cumulative effect of changes in accounting principle, net of tax	(368)	(233)	(135)	368	(368)

Net loss	$(611)	$(283)	$(33)	$316	$(611)

Condensed Consolidating Balance Sheet

December 31, 2004

	Unconsolidated
(Dollars in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$43	$1	$83	$—	$127
Accounts receivable, net	65	55	226	1	347
Intercompany receivable	74	26	30	(130)	—
Inventories	36	63	104	(14)	189
Deferred income taxes	26	17	2	—	45
Asbestos-related assets	6	—	—	—	6
Other current assets	23	10	25	—	58
Total current assets	273	172	470	(143)	772
Property, plant and equipment, net	162	153	380	—	695
Investments in subsidiaries and advances, net	2,279	88	49	(2,416)	—
Goodwill and other intangible assets, net	196	88	428	—	712
Deferred income taxes	266	(159)	15	—	122
Asbestos-related assets	163	—	—	—	163
Deferred charges and other assets	206	6	34	—	246
Total assets	$3,545	$348	$1,376	$(2,559)	$2,710
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$42	$26	$130	$—	$198
Accrued expenses	78	73	51	—	202
Asbestos-related liabilities	47	—	—	—	47
Intercompany payable	7	77	45	(129)	—
Current debt obligations	4	—	26	—	30
Total current liabilities	178	176	252	(129)	477
Long-term debt	1,201	—	9	—	1,210
Deferred income taxes	—	—	77	—	77
Pension liability	177	—	64	—	241
Other postretirement benefits	79	2	—	—	81
Deferred credits and other liabilities	250	41	23	—	314
Asbestos-related liabilities	213	—	—	—	213
Intercompany notes payable (receivable)	1,350	(1,182)	(168)	—	—
Total stockholders’ equity	97	1,311	1,119	(2,430)	97
Total liabilities and stockholders’ equity	$3,545	$348	$1,376	$(2,559)	$2,710

Condensed Consolidating Balance Sheet

December 31, 2003

	Unconsolidated
(Dollars in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$9	$2	$115	$—	$126
Accounts receivable, net	61	50	210	—	321
Intercompany receivable	70	21	32	(123)	—
Inventories	46	58	97	(14)	187
Deferred income taxes	94	—	9	(10)	93
Asbestos-related assets	7	—	—	—	7
Other current assets	57	5	33	—	95
Total current assets	344	136	496	(147)	829
Property, plant and equipment, net	168	167	342	—	677
Investments in subsidiaries and advances, net	2,248	92	51	(2,391)	—
Goodwill and other intangible assets, net	201	90	392	—	683
Deferred income taxes	150	—	13	(119)	44
Asbestos-related assets	162	—	—	—	162
Deferred charges and other assets	244	10	62	—	316
Total assets	$3,517	$495	$1,356	$(2,657)	$2,711
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$46	$18	$118	$—	$182
Accrued expenses	107	52	58	(10)	207
Asbestos-related liabilities	45	—	—	—	45
Intercompany payable	8	73	42	(123)	—
Current debt oligations	2	—	20	—	22
Total current liabilities	208	143	238	(133)	456
Long-term debt	1,300	—	26	—	1,326
Deferred income taxes	—	119	78	(119)	78
Pension liability	203	—	47	—	250
Other postretirement benefits	52	44	—	—	96
Deferred credits and other liabilities	265	29	24	—	318
Asbestos-related liabilities	176	—	—	—	176
Intercompany notes payable (receivable)	1,302	(1,090)	(213)	1	—
Total stockholders’ equity	11	1,250	1,156	(2,406)	11
Total liabilities and stockholders’ equity	$3,517	$495	$1,356	$(2,657)	$2,711

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2004

	Unconsolidated
(Dollars in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By Operations	$155	$42	$490	$(566)	$121

Cash Flow From Investing Activities:
Capital expenditures	(23)	(15)	(39)	—	(77)
Proceeds of investment and fixed asset disposals	1	—	—	—	1
Proceeds from sale of minority interests in CP Kelco ApS	27	—	—	—	27
Acquisitions, net of cash acquired	—	—	—	—	—
Decrease in restricted cash	—	—	—	—	—
Investment in CRESTS Units preferred securities	—	—	—	—	—
Other, net	1	(2)	1	—	—
Net cash (used in) provided by investing activities	6	(17)	(38)	—	(49)
Cash Flow From Financing Activities:
Long-term debt proceeds	650	—	—	—	650
Long-term debt payments	(713)	—	(17)	—	(730)
Change in short-term debt	—	—	2	—	2
Payment of debt issuance costs and underwriting fees	(8)	—	—	—	(8)
Change in intercompany, non-current	(68)	(26)	(262)	356	—
Treasury stock issued	6	—	—	—	6
Dividends paid	—	—	(210)	210	—
Other	6	—	—	—	6
Net cash used in financing activities	(127)	(26)	(487)	566	(74)

Effect of exchange rate changes on cash	—	—	3	—	3
Net increase (decrease) in cash and cash equivalents	34	(1)	(32)	—	1
Cash and cash equivalents at beginning of year	9	2	115	—	126
Cash and cash equivalents at end of year	$43	$1	$83	$—	$127

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2003

	Unconsolidated
(Dollars in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By Operations	$13	$53	$129	$(172)	$23

Cash Flow From Investing Activities:
Capital expenditures	(13)	(13)	(22)	—	(48)
Proceeds of investment and fixed asset disposals	4	1	5	—	10
Acquisitions, net of cash acquired	—	—	(9)	—	(9)
Decrease in restricted cash	125	—	—	—	125
Investment in CRESTS Units preferred securities	(27)	—	—	—	(27)
Other, net	(2)	1	(1)	—	(2)
Net cash (used in) provided by investing activities	87	(11)	(27)	—	49

Cash Flow From Financing Activities:
Long-term debt repayments	(151)	—	(14)	—	(165)
Change in short-term debt	—	—	(1)	—	(1)
Change in intercompany, non-current	(66)	(47)	(104)	217	—
Repurchase of CRESTS Units warrants	(7)	—	—	—	(7)
Treasury stock issued	2	—	—	—	2
Dividends paid	—	—	45	(45)	—
Net cash used in financing activities	(222)	(47)	(74)	172	(171)

Effect of exchange rate changes on cash	—	—	16	—	16
Net (decrease) increase in cash and cash equivalents	(122)	(5)	44	—	(83)
Cash and cash equivalents at beginning of year	131	7	71	—	209
Cash and cash equivalents at end of year	$9	$2	$115	$—	$126

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2002

	Unconsolidated
(Dollars in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash (Used In) Provided By Operations	$(340)	$(142)	$353	$(86)	$(215)

Cash Flow From Investing Activities:
Capital expenditures	(17)	(8)	(18)	—	(43)
Proceeds of investment and fixed asset disposals	1,813	2	1	—	1,816
Increase in restricted cash	(125)	—	—	—	(125)
Other, net	11	—	—	—	11
Net cash provided by (used in) investing activities	1,682	(6)	(17)	—	1,659

Cash Flow From Financing Activities:
Long-term debt proceeds	450	—	—	—	450
Long-term debt repayments	(1,680)	(83)	(13)	—	(1,776)
Change in short-term debt	(4)	—	(4)	—	(8)
Payment of debt issuance costs and underwriting fees	(5)	—	—	—	(5)
Change in intercompany, non-current	15	221	(285)	49	—
Treasury stock issued	5	—	—	—	5
Dividends paid	—	—	(37)	37	—
Net cash (used in) provided by financing activities	(1,219)	138	(339)	86	(1,334)

Net cash flow provided by discontinued operations	—	5	20	—	25
Effect of exchange rate changes on cash	—	—	(2)	—	(2)
Net increase (decrease) in cash and cash equivalents	123	(5)	15	—	133
Cash and cash equivalents at beginning of year	8	12	56	—	76
Cash and cash equivalents at end of year	$131	$7	$71	$—	$209

Hercules Incorporated

Summary of Quarterly Results (Unaudited)

	(Dollars in millions except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Net sales	$475	$447	$510	$478	$501	$463	$511	$458	$1,997	$1,846
Cost of sales	305	284	325	298	328	289	352	296	1,310	1,167
Selling, general and administrative expenses	98	91	98	90	94	89	92	90	382	360
Research and development	11	10	11	10	11	9	10	10	43	39
Goodwill and intangible asset amortization	2	2	2	2	2	2	2	2	8	8
Other operating expense (income), net	13	(1)	9	2	1	9	4	7	27	17
Profit from operations	46	61	65	76	65	65	51	53	227	255

Interest and debt expense	30	34	30	33	25	32	24	32	109	131
Gain on sale of CP Kelco SpA	(26)	—	—	—	—	—	(1)	—	(27)	—
Other expense, net	17	4	27	6	50	7	22	12	116	29

Income (loss) before income taxes	25	23	8	37	(10)	26	6	9	29	95

Provision (benefit) for income taxes	(1)	9	4	5	41	9	(42)	(2)	2	21

Net income (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	26	14	4	32	(51)	17	48	11	27	74

Net income on discontinued operations, net of tax	—	—	—	2	—	—	—	2	—	4
Net income (loss) before cumulative effect of changes in accounting principle	26	14	4	34	(51)	17	48	13	27	78

Cumulative effect of changes in accounting principle	—	(28)	—	—	—	—	—	(5)	—	(33)

Net income (loss)	$26	$(14)	$4	$34	$(51)	$17	$48	$8	$27	$45

Earnings (loss) per share

Basic earnings (loss) per share:
Continuing operations	$0.24	$0.13	$0.04	$0.30	$(0.47)	$0.16	$0.44	$0.10	$0.25	$0.69
Discontinued operations	—	—	—	0.02	—	—	—	0.02	—	0.04
Cumulative effect of changes in accounting principle	—	(0.26)	—	—	—	—	—	(0.05)	—	(0.31)
Net income (loss)	$0.24	$(0.13)	$0.04	$0.32	$(0.47)	$0.16	$0.44	$0.07	$0.25	$0.42

Diluted earnings (loss) per share:
Continuing operations	$0.24	$0.13	$0.04	$0.30	$(0.47)	$0.16	$0.44	$0.10	$0.25	$0.69
Discontinued operations	—	—	—	0.02	—	—	—	0.02	—	0.04
Cumulative effect of changes in accounting principle	—	(0.26)	—	—	—	—	—	(0.05)	—	(0.31)
Net income (loss)	$0.24	$(0.13)	$0.04	$0.32	$(0.47)	$0.16	$0.44	$0.07	$0.25	$0.42

Hercules Incorporated

Principal Consolidated Subsidiaries as of December 31, 2004

Argentina
Hercules Argentina S.A.

Australia
Hercules Chemicals Solutions Pte Ltd
Little H Pty Ltd.

Austria
Hercules Austria GmbH

Bahamas
Hercules International Trade Corporation Limited

Belgium
Hercules Beringen B.V.B.A.
Hercules Doel B.V.B.A.
Hercules Europe B.V.B.A.
Hercules Holding B.V./B.V.B.A.

Bermuda
Curtis Bay Insurance Co. Ltd.

Brazil
Hercules do Brasil Produtos Quimicos Ltda.

British Virgin Islands
Ever Success Overseas Limited

Canada
Hercules Canada (2002) Inc.

Chile
Hercules Chile Limitada

China
FiberVisions (China) A/S
FiberVisions (China) Textile Products Ltd.
Hercules Chemicals (Jiangmen) Company Limited
Hercules Trading (Shanghai) Company Ltd.
Shanghai Hercules Chemicals Co., Ltd. (1)

Czech (Republic)
Hercules CZ s.r.o.

Denmark
ES FiberVisions ApS
ES FiberVisions Holding ApS
FiberVisions, A/S
Hercules Investments ApS

Finland
Hercules Finland OY

France
Aqualon France B.V.
Hercules SA

Germany
Abieta Chemie GmbH (1)
FiberVisions GmbH
Hercules Deutschland GmbH
Hercules GmbH

Hong Kong
Hercules China Limited
ES FiberVisions Hong Kong Ltd.

India
Hercules Industrial Chemicals Private Limited

Indonesia
P.T. Hercules Chemicals Indonesia

Italy
Hercules Italia S.p.A.

Japan
Hercules Japan Ltd.

Korea
Hercules Korea Chemical Co. Ltd.

Liechtenstein
Organa Trust, Registered

Luxembourg
Hercules Investments S.a.r.l.

Mexico
Hercules Services Mexico S.A. de C.V.
Hercules Mexico, S.A. de C.V.

Netherlands
Aqualon France B.V.
Hercules B.V.
Hercules Chemical B.V.
Hercules Holding Specialty Materials B.V.

Norway
Hercules Norway AS

Peru
Hercules Peru S.R.L.

Poland
Hercules Polska Sp. z.o.o.

Portugal
Misan Portuguesa Lda.

Russia
Hercules Russia L.L.C.

Singapore
Hercules Chemical Solutions Pte Ltd.

South Africa
Hercules Chemicals South Africa (Proprietary) Limited

Spain
Hercules Quimica S.A.

Sweden
Hercules Holdings AB

Switzerland
FiberVisions A.G./FiberVisions Ltd.
Franchem AG

Taiwan
Hercules Chemicals (Taiwan) Co., Ltd.

Thailand
Hercules Chemical Solutions (Thailand) Ltd.

United Kingdom
Hercules Holding II Limited
Hercules Limited

United States
Aqualon Company, Delaware
Athens Holdings Inc., Delaware
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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2004.  Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  However, as more fully described in Item 4, Controls and Procedures, of the Company’s Form 10-Q/A for the quarterly period ended September 30, 2004, the Company had determined that it had cumulative additional tax liabilities for the years 1987 through 1995 that had not been reconciled to the various general ledger tax balances.  Accordingly, the Company amended its Form 10-K for 2003 and each of its Form 10-Q’s for 2004, including descriptions of the control weaknesses identified and the disclosure controls and procedures subsequently instituted and implemented over the tax process in order to mitigate future occurrences.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s fourth fiscal quarter, subsequent to the implementation of the aforementioned tax controls, that have materially affected, or are reasonably likely to materially affect the registrant’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting is on page 30 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Information regarding directors and nominees for directors of Hercules will be included in the Company’s Proxy Statement and is incorporated herein by reference.

Executive Officers of The Registrant

Information regarding each executive officer of Hercules is included in Part I, Executive Officers of the Registrants, of this Form 10-K and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding compensation of Hercules’ directors and executive officers will be included in the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of Hercules common stock by certain beneficial owners and by directors and executive officers of Hercules will be included in the Company’s Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 concerning the number of shares of common stock to be issued upon the exercise of outstanding options, warrants and rights issued under all of the Company’s existing equity compensation plans, including the Hercules Incorporated Long-Term Incentive Compensation Plan and the Hercules Incorporated Non-Employee Director Stock Accumulation Plan; the weighted-average exercise price of such options, warrants and rights and the number of securities remaining available for future issuance under such plans.  All of the Company’s equity compensation plans have been approved by the Company’s shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	14,853,859	(1)(2)	$29.57	3,396,668

Equity compensation plans not approved by security holders (3)	—		—	—
Total	14,853,859		$29.57	3,396,668

(1) Includes 7,266,410 options with exercise prices in excess of the weighted average price of $29.57.

(2) Includes options to purchase 4,059,983 shares that were not vested at December 31, 2004.

(3) There are no equity compensation plans that have not been approved by the Company’s shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding relationships or transactions between directors and officers and the Company will be included in the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  Documents filed as part of this Report:

1.               Consolidated Financial Statements

2.               Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end
Description	of period	expenses	accounts	Deductions	of period
Year 2004
Tax valuation allowance	$444	$(23)	$20	$—	$441
Year 2003
Tax valuation allowance	$373	$(3)	$74	$—	$444
Year 2002
Tax valuation allowance	$124	$1	$248	$—	$373

All other schedules are omitted because they are not applicable, not required or the information required is either presented in the Notes to Financial Statements or has not changed materially from that previously reported.

3.               Exhibits:

A complete listing of exhibits is included in the Exhibit Index that precedes the exhibits filed with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2005.

HERCULES INCORPORATED

By:	/s/ Craig A. Rogerson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 16, 2005.

Principal Executive Officer and Director:
President and Chief Executive Officer	/s/ Craig A. Rogerson
Craig A. Rogerson
Principal Financial Officer:
Vice President and Chief Financial Officer	/s/ Allen A. Spizzo
Allen A. Spizzo
Principal Accounting Officer:
Vice President and Controller	/s/ Fred G. Aanonsen
Fred G. Aanonsen

Directors:
/s/ John K. Wulff	/s/ Robert D. Kennedy
John K. Wulff, Chairman of the Board	Robert D. Kennedy

/s/ Patrick Duff	/s/ Jeffrey M. Lipton
Patrick Duff	Jeffrey M. Lipton

/s/ Thomas P. Gerrity	/s/ Joe B. Wyatt
Thomas P. Gerrity	Joe B. Wyatt

/s/ John C. Hunter, III
John C. Hunter, III

EXHIBIT INDEX

Number	Description	Incorporated by Reference To
2.1	Agreement and Plan of Merger among Hercules, Water Acquisition Company and BetzDearborn Inc., dated July 30, 1998	Exhibit 2.1, BetzDearborn Inc. Current Report on Form 8-K, filed July 30, 1998

3.1	Restated Certificate of Incorporation of Hercules, as revised and amended July 6, 1988	Exhibit 3-A, Annual Report on Form 10-K filed March 26, 1993

3.2	Certificate of Amendment dated October 24, 1995, to Hercules’ Restated Certificate of Incorporation as revised and amended July 5, 1998	Exhibit 4.1a, Registration Statement on Form S-3, filed September 15, 1998

3.3	By-Laws of Hercules, as revised and amended as of July 15, 2003	Exhibit 3.1, Quarterly Report on Form 10-Q filed August 7, 2003

4.1	Officers’ Certificate, dated as of July 27, 1999, pursuant to the Junior Subordinated Debentures Indenture between Hercules and Chase, dated as of November 12, 1998	Exhibit 4.1, Current Report on Form 8-K, dated July 27, 1999

4.2	Unit Agreement, dated July 27, 1999, among Hercules, Hercules Trust II and The Chase Manhattan Bank, as unit agent	Exhibit 4.3, Current Report on Form 8-K, dated July 27, 1999

4.3	Warrant Agreement, dated July 27, 1999, between Hercules and The Chase Manhattan Bank, as warrant agent	Exhibit 4.4, Current Report on Form 8-K, dated July 27, 1999

4.4	Form of Series A Junior Subordinated Deferrable Interest Debentures	Exhibit 4.5, Current Report on Form 8-K, dated July 27, 1999

4.5	Form of CRESTS Unit	Exhibit 4.7, Current Report on Form 8-K, dated July 27, 1999

4.6	Form of Warrant	Exhibit 4.8, Current Report on Form 8-K, dated July 27, 1999

4.7	Rights Agreement, dated as of August 24, 2000, between Hercules Incorporated and Chase Mellon Shareholder Services, L.L.C.	Exhibit 4.1 to Hercules Registration of Certain Classes of Securities on Form 8-A filed August 10, 2000

4.8

Indenture, dated as of November 14, 2000, between Hercules Incorporated, as issuer and Wells Fargo Bank Minnesota, N.A., as trustee (including the form of 11.125% senior notes due 2007 included as Exhibit A thereto).

Exhibit 4-A, Quarterly Report on Form 10-Q, filed November 14, 2000

4.9

Registration Rights Agreement, dated as of November 14, 2000, among Hercules Incorporated and all of its domestic subsidiaries and Donaldson, Lufkin & Jenrette Securities Corporation and Credit Suisse First Boston Corporation, as the initial purchasers.

Exhibit 4-B Quarterly Report on Form 10-Q, filed November 14, 2000

4.10	Amendment No. 1 to the Hercules Incorporated Rights Agreement, dated as of June 5, 2003	Exhibit 4.2, Registration Statement on Form 8-A, filed June 5, 2003

4.11	Amendment No. 2 to the Hercules Incorporated Rights Agreement, dated as of August 21, 2003	Exhibit 4.1, Current Report on Form 8-K, filed September 22, 2003

4.12	Indenture, dated as of April 8, 2004, between Hercules Incorporated and each of the Guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1, Quarterly Report on Form 10-Q filed May 10, 2004

4.13

Registration Rights Agreement, dated April 8, 2004, between Hercules Incorporated and the Guarantors listed on Schedule A thereto and Credit Suisse First Boston LLC, Wachovia Capital Markets, LLC, Scotia Capital (USA) Inc. and Deutsche Bank Securities Inc.

Exhibit 4.2, Quarterly Report on Form 10-Q, filed May 10, 2004

10.1	Hercules Executive Survivor Benefit Plan	Exhibit 10-D, Annual Report on Form 10-K, filed March 27, 1981

10.2	Hercules 1993 Non-Employee Director Stock Accumulation and Deferred Compensation Plan	Exhibit 4.1, Registration Statement on Form S-8, filed July 16, 1993

10.3	Hercules Employee Pension Restoration Plan	Exhibit 10-L, Annual Report on Form 10-K, filed March 26, 1993

10.4	Hercules Amended and Restated Long Term Incentive Compensation Plan	Exhibit 10-K, Annual Report on Form 10-K, filed March 29, 2000

10.5	CRESTS Units Underwriting Agreement, dated July 21, 1999, among Hercules, Hercules Trust II and the Underwriters named therein	Exhibit 1.1, Current Report on Form 8-K, dated July 27, 1999

10.6	Common Stock Underwriting Agreement, dated July 21, 1999, among Hercules and the Underwriters named therein	Exhibit 1.2, Current Report on Form 8-K, dated July 27, 1999

10.7	Form of Change-of-Control Employment Agreements entered into as of August 24, 2000 by Hercules Incorporated and each of Robert C. Flexon and Craig A. Rogerson	Exhibit 10-19, Registration Statement S-4, filed August 9, 2001

10.8	Resignation Agreement, dated as of October 17, 2000, between Hercules Incorporated and Vincent J. Corbo	Exhibit 10-20, Registration Statement on Form S-4, filed August 9, 2001

10.9	Letter Agreement, dated November 1, 2000, between Hercules Incorporated and Harry J. Tucci	Exhibit 10-21, Registration Statement on Form S-4, filed August 9, 2001

10.10	Form of Change-of-Control Employment Agreements entered into as of June 15, 2001 by Hercules Incorporated and Richard G. Dahlen	Exhibit 10-25, Registration Statement S-4, filed August 9, 2001

10.11	Separation Agreement and General Release of Claims, dated June 21, 2001, between Hercules Incorporated and George MacKenzie	Exhibit 10-27, Registration Statement on Form S-4, filed August 9, 2001

10.12	Change-of-Control Employment Agreement, dated as of July 2, 2001, by and between Hercules Incorporated and Fred G. Aanonsen	Exhibit 10-28, Registration Statement on Form S-4, filed August 9, 2001

10.13	Stock and Asset Purchase Agreement, dated as of February 12, 2002, by and among Hercules Incorporated, General Electric Company and Falcon Acquisition Corp.	Exhibit 10.1, Current Report on Form 8-K, dated February 12, 2002

10.14	Amendment 2002-1 to Amended and Restated Long Term Incentive Compensation Plan	Exhibit I, Proxy Statement, dated May 15, 2002

10.15	Amendment 2002-1 to Non-Employee Director Stock Accumulation Plan	Exhibit II, Proxy Statement, dated May 15, 2002

10.16	Hercules Incorporated Compensation Benefits Grantor Trust Agreement for Management Employees	Exhibit 10-Ee, Annual Report on Form 10-K/A, filed May 1, 2003

10.17	Hercules Incorporated Compensation Benefits Grantor Trust Agreement for Non-Employee Directors	Exhibit 10-Ff, Annual Report on Form 10-K/A, filed May 1, 2003

10.18	Amended and Restated Hercules Incorporated Management Incentive Compensation Plan, dated February 21, 2003	Exhibit 10-Gg Annual Report on Form 10-K/A, filed May 1, 2003

10.19	Hercules Deferred Compensation Plan, restated December 1995	Exhibit 10-B, Quarterly Report on Form 10-Q, filed May 15, 2003

10.20	Employment Offer Letter - Fred G. Aanonsen, dated June 27, 2001	Exhibit 10-C, Quarterly Report on Form 10-Q, filed May 15, 2003

10.21	Hercules Executive Survivor Benefit Plan II dated January 1, 1987 - benefit structure is only applicable to one executive officer	Exhibit 10-E, Quarterly Report on Form 10-Q, filed May 15, 2003

10.22

First Amendment to Credit Agreement, dated December 17, 2003, among Hercules Incorporated, certain subsidiaries of Hercules several banks and other financial institutions identified in the agreement and Credit Suisse First Boston, as administrative agent

Exhibit 10-Mm, Annual Report on Form 10-K, filed March 15, 2004

10.23	Change of Control Employment Agreement, dated April 15, 2002, by and between Hercules Incorporated and John Y. Televantos	Exhibit 10-Nn, Annual Report on Form 10-K, filed March 15, 2004

10.24	Omnibus Equity Compensation Plan for Non-Employee Directors	Appendix II, Proxy Statement dated June 20, 2003

10.25

Amended and Restated Credit Agreement, dated as of April 8, 2004, between Hercules Incorporated and the Guarantors listed on Schedule A thereto and Credit Suisse First Boston LLC, Wachovia Capital Markets, LLC, Scotia Capital (USA) Inc. and Deutsche Bank Securities Inc.

Exhibit 10.1, Quarterly Report on Form 10-Q, filed May 10, 2004

10.26

First Amendment to Amended and Restated Credit Agreement dated as of August 12, 2004, among Hercules Incorporated and the Guarantors listed on Schedule A thereto and Credit Suisse First Boston LLC and Wachovia Bank, National Association

Exhibit 10.1, Quarterly Report on Form 10-Q, filed November 15, 2004

10.27*	Employment Agreement between Hercules Incorporated and Israel J. Floyd, dated August 24, 2000

10.28*	First Amendment to the Employment Agreement between Hercules Incorporated and Israel J. Floyd, dated August 24, 2000

10.29*	Employment Agreement between Hercules Incorporated and Allen A. Spizzo, dated August 24, 2000

10.30*	First Amendment to the Employment Agreement between Hercules Incorporated and Allen A. Spizzo, dated August 24, 2000

10.31*	First Amendment to the Employment Agreement between Hercules Incorporated and Craig A. Rogerson, dated August 24, 2000

10.32*	Employment Offer Letter – John Televantos, dated April 15, 2002

10.33*	Pension Service Credit Agreement between Hercules Incorporated Compensation Committee of the Hercules Board of Directors and John Televantos, dated September 1, 2004

10.34*	Employment Offer Letter – Paul C. Raymond III, dated December 28, 2004

10.35*	Special Pension Agreement between Hercules Incorporated and William H. Joyce, approved August 21, 2003

10.36*	General Terms of Employment between Hercules Incorporated and Certain Executive Officers

14	Directors Code of Business Conduct and Ethics	Appendix VII, Proxy Statement dated June 20, 2003

18	Letter Regarding Change in Accounting Principles	Exhibit 18, Annual Report on Form 10-K, filed March 15, 2004

21.1	Subsidiaries of Registrant	See Part II, Item 8 on page 84 of this Form 10-K

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith