Form 10-Q
period 2005-03-31
HERCULES INC
filed 2005-05-06
CIK 46989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005
Commission file number 1-496

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

Yes:  ☒  No: ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

Yes:  ☒  No: ☐

As of April 29, 2005, 112,952,072 shares of the registrant’s common stock were outstanding.

Hercules Incorporated

TABLE OF CONTENTS

Part I – Financial Information
Item 1. Consolidated Financial Statements
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Comprehensive (Loss) Income
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Critical Accounting Estimates
Results of Operations
Financial Condition
Risk Factors
Indemnifications
Recent Accounting Pronouncements
Forward-Looking Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II – Other Information
Item 1. Legal Proceedings
Item 6. Exhibits
Signature
Exhibit Index

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

HERCULES INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share amounts)

	(Unaudited)
	Three Months Ended March 31,
	2005	2004
Net sales	$505.1	$474.9
Cost of sales (Note 4)	341.5	305.1
Selling, general and administrative expenses (Note 4)	99.8	97.9
Research and development	10.4	10.5
Intangible asset amortization (Note 5)	2.0	1.9
Other operating expense, net (Note 7)	10.0	12.9

Profit from operations	41.4	46.6
Interest and debt expense	22.2	30.4
Gain on sale of CP Kelco ApS	—	(26.0)
Other expense, net (Note 8)	21.1	17.4

(Loss) income before income taxes and equity loss	(1.9)	24.8
Income tax benefit (Note 16)	(6.9)	(1.7)

Income before equity loss	5.0	26.5
Equity loss of affiliated companies, net of tax	(0.1)	(0.2)

Net income	$4.9	$26.3

Basic and diluted earnings per share (Note 6)
Basic earnings per share	$0.05	$0.25
Diluted earnings per share	$0.04	$0.24

Weighted-average number of shares – basic (millions)	108.4	107.0
Weighted-average number of shares – diluted (millions)	110.5	108.2

See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	(Unaudited) March 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$55.6	$126.5
Accounts receivable, net (Note 4)	348.9	346.7
Inventories (Note 4)	200.6	189.4
Deferred income taxes	70.5	44.8
Asbestos-related assets (Note 13)	0.3	6.3
Other current assets	81.4	58.6

Total current assets	757.3	772.3

Property, plant and equipment, net (Note 4)	668.3	695.4
Intangible assets, net (Note 5)	160.3	162.3
Goodwill, net (Note 5)	541.6	550.3
Deferred income taxes	111.9	121.9
Asbestos-related assets (Note 13)	147.6	162.5
Deferred charges and other assets	223.9	245.5

Total assets	$2,610.9	$2,710.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$186.0	$197.8
Accrued expenses	201.9	202.9
Asbestos-related liabilities (Note 13)	46.7	46.8
Current debt obligations (Note 10)	26.8	29.8

Total current liabilities	461.4	477.3

Long-term debt (Note 10)	1,181.5	1,210.3
Deferred income taxes	74.7	77.2
Pension obligations	207.3	241.4
Other postretirement benefits	76.6	80.5
Deferred credits and other liabilities	317.5	313.2
Asbestos-related liabilities (Note 13)	205.4	213.4

Total liabilities	2,524.4	2,613.3

Commitments and contingencies (Note 13)

Stockholders’ equity
Series preferred stock	—	—
Common stock, $25/48 par value (shares issued at both 2005 and 2004 – 160.0 million)	83.3	83.3
Additional paid-in capital	546.9	569.2
Unearned compensation	(76.3)	(77.9)
Accumulated other comprehensive losses	(300.1)	(276.4)
Retained earnings	1,526.4	1,521.5

	1,780.2	1,819.7
Reacquired stock, at cost (2005 – 47.1 million shares; 2004 – 47.8 million shares)	1,693.7	1,722.8

Total stockholders’ equity	86.5	96.9

Total liabilities and stockholders’ equity	$2,610.9	$2,710.2

See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	(Unaudited) Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$4.9	$26.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	19.8	18.7
Amortization	6.2	6.8
Deferred income tax provision	15.7	5.2
Gain on disposals	(0.5)	(26.2)
Impairment charges	—	6.5
Write-off of debt issuance costs	0.6	1.0
Other non-cash charges and credits	4.8	2.6
Accruals and deferrals of cash receipts and payments:
Accounts receivable	(8.4)	(11.7)
Inventories	(14.9)	(6.7)
Asbestos-related assets, current	6.0	—
Other current assets	14.3	28.8
Asbestos-related assets, non-current	15.3	—
Accounts payable and accrued expenses	(15.4)	(8.2)
Income taxes payable	(43.2)	(25.9)
Pension and postretirement benefits	(36.3)	(34.7)
Asbestos-related liabilities	(8.1)	(12.2)
Non-current assets and liabilities	8.9	(7.3)

Net cash used in operating activities	(30.3)	(37.0)
Cash Flows from Investing Activities:
Capital expenditures	(10.5)	(10.0)
Proceeds from sale of minority interest in CP Kelco ApS	—	27.0
Proceeds of investment and fixed asset disposals	0.2	0.3

Net cash (used in) provided by investing activities	(10.3)	17.3
Cash Flows from Financing Activities:
Long-term debt repayments	(31.6)	(38.3)
Change in short-term debt	0.6	(0.4)
Treasury stock issued	1.6	0.6
Other	(0.1)	—

Net cash used in financing activities	(29.5)	(38.1)

Effect of exchange rate changes on cash	(0.8)	(0.2)

Net decrease in cash and cash equivalents	(70.9)	(58.0)
Cash and cash equivalents – beginning of period	126.5	126.3

Cash and cash equivalents – end of period	$55.6	$68.3
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$14.4	$21.5
Income taxes	19.9	18.9
Non-cash investing and financing activities:
Incentive and other employee benefit stock plan issuances	12.5	10.9

See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(dollars in millions)

	(Unaudited) Three Months Ended March 31,
	2005	2004

Net income	$4.9	$26.3
Foreign currency translation	(25.4)	(11.3)
Decrease in additional minimum pension liability due to foreign currency translation	1.7	—

Comprehensive (loss) income	$(18.8)	$15.0

See accompanying notes to consolidated financial statements.

HERCULES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in millions, except per share amounts)

(Unaudited)

1.             Basis of Presentation

The interim condensed consolidated financial statements and the notes to the condensed consolidated financial statements of Hercules Incorporated (“Hercules” or the “Company”) are unaudited as of and for the three months ended March 31, 2005 and 2004, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of Hercules’ financial position and results of operations for the interim periods.  These condensed consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules’ Annual Report on Form 10-K for the year ended December 31, 2004.  Certain prior period amounts have been reclassified to conform to the current period presentation.

2.             Stock-based Compensation

Pursuant to the disclosure requirements of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), the following table presents the pro forma effect on net income and income per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation on a retroactive basis.

	Three Months Ended March 31,
	2005	2004

Net income, as reported	$4.9	$26.3

Add: Stock-based compensation, net of tax, included in reported results	2.9	0.6

Deduct: Stock-based compensation, net of tax, determined under the fair value based method for all awards	3.3	1.6

Pro forma net income	$4.5	$25.3

Income per share:
Basic – as reported	$0.05	$0.25
Basic – pro forma	$0.04	$0.24
Diluted – as reported	$0.04	$0.24
Diluted – pro forma	$0.04	$0.23

3.             Recent Accounting Pronouncements

On April 14, 2005, the Securities and Exchange Commission (“SEC”) issued a new rule that allows companies to implement Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Previously, the Company disclosed that it expected to adopt SFAS 123R effective July 1, 2005 as required. In light of the SEC’s ruling, the Company now plans to adopt SFAS 123R effective January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In addition, the Company expects to continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees.

Beyond those restricted stock and stock option awards previously granted, the Company cannot predict with certainty the impact of SFAS 123R on its future consolidated financial statements as the type and amount of such awards are determined on an annual basis and encompass a potentially wide range depending upon the compensation decisions made by the Human Resources Committee of the Company’s Board of Directors. SFAS 123R also requires the benefits of tax deductions in excess of compensation cost recognized in the financial statements to be reported as a financing cash flow, rather than as an operating cash flow as currently required under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”).  This requirement, to the extent it exists, will decrease net operating cash flows and increase net financing cash flows in periods subsequent to adoption.  The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

On March 30, 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional upon a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional despite uncertainty regarding the timing or method of settlement, including those that may be conditional on a future event. Accordingly, entities are required to recognize a liability for a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation is considered available.

The Company is currently in the process of evaluating the requirements of FIN 47 as it applies, primarily, to active manufacturing and other facilities as well as individual components of those facilities. The Company previously recognized obligations associated with certain of its inactive facilities in accordance with SFAS 143 in 2003. At this time the Company is not in a position to provide a meaningful range of estimates of any conditional asset retirement obligations required to be recognized in accordance with FIN 47. To the extent any conditional asset retirement obligations are identified, the Company will recognize the cumulative effect of the initial application of FIN 47 as a change in accounting principle.  The Company plans to continue its evaluation process to ensure that adoption will be completed prior to the effective date of December 31, 2005.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses the views of the SEC Staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements.  The Company believes that the views provided in SAB 107 are consistent with the approach taken in the valuation and accounting associated with share-based compensation issued in prior periods as well as those issued during the first quarter of 2005.

4.             Additional Balance Sheet and Statements of Operations Detail

	March 31, 2005	December 31, 2004

Accounts receivable, gross	$353.3	$351.4
Allowance for doubtful accounts	(4.4)	(4.7)

Accounts receivable, net	$348.9	$346.7

Inventories:
Finished goods	$104.8	$95.2
Raw material and work-in-progress	73.3	71.5
Supplies	22.5	22.7

	$200.6	$189.4

Property, plant and equipment:
Land	$19.4	$19.6
Buildings and equipment	1,969.0	1,998.9
Construction in progress	68.8	70.8

	2,057.2	2,089.3
Accumulated depreciation and amortization	(1,388.9)	(1,393.9)

Property, plant and equipment, net	$668.3	$695.4

Cost of sales and selling, general and administrative expenses include depreciation expense totaling $19.3 million and $18.7 million for the three months ended March 31, 2005 and 2004, respectively.  Charges of $0.5 million related to the accelerated depreciation expense of the Barneveld research facility have been included in Other operating expense, net for the three months ended March 31, 2005 (see note 9).

5.             Goodwill and Other Intangible Assets

The following table shows changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2005.

	Performance Products	Engineered Materials and Additives	Total

Balance at December 31, 2004	$465.4	$84.9	$550.3
Foreign currency translation	(8.7)	—	(8.7)

Balance at March 31, 2005	$456.7	$84.9	$541.6

The following table provides information regarding the Company’s other intangible assets with finite lives:

	Customer Relationships	Trademarks and Tradenames	Other Intangibles	Total

Gross carrying amount

Balance, December 31, 2004	$90.0	$73.9	$52.5	$216.4
Balance, March 31, 2005	90.0	73.9	52.5	216.4

Accumulated amortization

Balance, December 31, 2004	$13.9	$11.5	$28.7	$54.1
Balance, March 31, 2005	14.5	12.0	29.6	56.1

Total amortization expense for other intangible assets was $2.0 and $1.9 million for the three months ended March 31, 2005 and 2004, respectively.  Estimated amortization expense is $7.9 million for 2005, $7.8 million for both 2006 and 2007, $7.4 million for 2008, $6.1 million for 2009 and $5.9 million for 2010.

6.             Earnings Per Share

The following table shows the amounts used in computing basic and diluted earnings per share and the weighted-average number of shares of basic and diluted common stock:

	Three Months Ended March 31,
	2005		2004
	Income	Earnings Per Share	Income	Earnings Per Share

Basic earnings per share:
Net income	$4.9	$0.05	$26.3	$0.25
Weighted-average number of basic shares	108.4		107.0
Diluted earnings per share:
Net income	$4.9	$0.04	$26.3	$0.24
Weighted-average number of diluted shares	110.5		108.2

For the three months ended March 31, 2005 and 2004, the Company had convertible subordinated debentures, stock options and restricted stock which were convertible into approximately 2.1 million and 1.2 million shares, respectively, of common stock.  Diluted earnings per share for the three months ended March 31, 2005 and 2004 exclude 17.1 million and 20.8 million options and warrants to purchase shares of common stock, respectively, as their exercise price exceeds their current market value.

7.             Other Operating Expense, Net

Other operating expense, net consists of the following:

	Three Months Ended March 31,
	2005	2004

Severance and restructuring costs, net	$8.6	$1.4
Consulting charges related to legacy issues	0.8	—
Asset impairment charges	—	6.7
Nitrocellulose facility shutdown costs	—	2.3
Special executive pension adjustment	—	0.9
Other miscellaneous charges, net	0.6	1.6

	$10.0	$12.9

8.             Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended March 31,
	2005	2004

Environmental litigation accruals	$14.8	$—
Loss on repurchase of 11.125% senior notes	4.5	6.5
Asbestos-related legal costs	2.3	2.0
Other environmental costs	1.1	1.0
Write-off of unamortized debt issuance costs	0.5	1.0
Litigation settlement and accruals	0.4	6.6
Asbestos-related insurance settlements and accretions	(0.6)	—
Other, net	(1.9)	0.3

	$21.1	$17.4

9.             Severance and Other Exit Costs

During 2005, the Company announced, as part of its continuous improvement strategy, personnel reductions of approximately 54 employees under its Severance Pay Plan and Dismissal Wage Plan (“Dismissal Plans”).  As a result, $7.4 million was recognized in Other operating expense, net for the three months ended March 31, 2005 of which $4.7 million, $2.0 million and $0.7 million related to the Performance Products segment, the Engineered Materials and Additives segment, and Corporate, respectively.

In 2004, the Company announced its intent to close its European research facility located in Barneveld, The Netherlands, which has approximately 60 employees.  The severance and termination agreements, which constitute one-time termination benefits, were approved by the local works council during the quarter ended March 31, 2005.  The Company intends to terminate approximately two-thirds of the employees and offer relocation to the remainder.  The termination and exit costs are subject to the accounting requirements of Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  Accordingly, the estimated liability of approximately $3.7 million associated with the exit and closure of the research facility is being recognized ratably to Other operating expense, net over a ten-month period from the communication date through the anticipated closure in September 2005.  Charges of approximately $1.2 million were recognized in the first quarter of 2005 in the Performance Products segment.

Cash payments during the three months ended March 31, 2005 were $2.0 million, including $0.2 million for severance under the Company’s 2001 restructuring plan and $1.8 million for severance liabilities recognized under the Company’s Dismissal Plans.

A consolidated reconciliation of activity with respect to the liabilities for these plans is as follows:

Balance at December 31, 2004	$5.8
Additional termination costs recognized	7.4
Charges for SFAS 146 terminations and relocations	1.2
Cash payments	(2.0)

Balance at March 31, 2005	$12.4

The balance at March 31, 2005 represents severance benefits and other exit costs of which $1.7 million pertains to the continuing benefit payment streams under the 2001 restructuring plan, $9.2 million pertains to other severance benefits accounted for under the Company’s Dismissal Plans and $1.5 million is associated with SFAS 146 termination liabilities.

10.          Debt

A summary of debt follows:

	March 31, 2005	December 31, 2004

Term B Loan due 2010	$396.0	$397.0
6.60% notes due 2027	100.0	100.0
Term notes at various rates from 2.93% to 7.90% due in varying amounts through 2006	22.0	27.8
11.125% senior notes due 2007	200.2	226.0
6.75% senior subordinated notes due 2029	250.0	250.0
8% convertible subordinated debentures due 2010	2.6	2.6
6.50% junior subordinated deferrable interest debentures due 2029	229.2	229.0
Other	8.3	7.7

	1,208.3	1,240.1
Less: Current debt obligations	26.8	29.8

Long-term debt	$1,181.5	$1,210.3

During the first quarter 2005, the Company acquired $25.8 million (book value) of the 11.125% senior notes for $30.3 million pursuant to the debt repurchase program authorized by the Board of Directors in October 2004. The Company recognized a loss of $4.5 million on the repurchase and a $0.5 million non-cash expense for the write-off of the unamortized debt issuance costs related to the repurchased debt.  During April and through May 6, 2005, the Company acquired an additional $9.9 million (book value) for $11.3 million.

The weighted-average interest rate on the Senior Credit Facility’s Term B loan as of March 31, 2005 was 4.01%.

As of March 31, 2005, $81.2 million of the $150.0 million Revolving Facility under the Company’s Senior Credit Facility was available for use.  The Company had $68.8 million of outstanding letters of credit associated with the Revolving Facility at March 31, 2005.

At March 31, 2005, Hercules had foreign lines of credit totaling $26.3 million of which $26.0 million was unused.

The Company’s Senior Credit Facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio (“leverage ratio”) and an interest coverage ratio and established limitations on the permitted amount of capital expenditures.

11.          Pension and Other Postretirement Benefits

The following table sets forth the consolidated net periodic pension and other postretirement benefit costs recognized for the three months ended March 31, 2005 and 2004.

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004

Net periodic benefit cost:
Service cost	$5.1	$4.9	$0.2	$0.2
Interest cost	26.3	23.7	2.6	3.4
Expected return on plan assets	(30.2)	(26.6)	(2.1)	(2.4)
Amortization and deferrals	0.5	1.1	—	—
Special benefits	—	0.9	—	—
Actuarial losses recognized	9.8	8.4	1.3	2.0

	$11.5	$12.4	$2.0	$3.2

The total contributions expected to be made in 2005 to all plans globally is $45.0 million, including $40.0 million in voluntary contributions made to the U.S. defined benefit plan in January 2005.

12.          Asset Retirement Obligations

The following table provides a reconciliation of the changes in the asset retirement obligations (“ARO”) during the period.

	Balance January 1, 2005	Liabilities Incurred (Settled)	Accretion	Balance March 31, 2005

Environmental remediation liabilities
SFAS 143 ARO sites	$96.3	$(1.2)	$0.5	$95.6
Non-SFAS 143 sites	2.8	14.8	—	17.6

	$99.1	$13.6	$0.5	$113.2

13.          Commitments and Contingencies

Guarantees

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), disclosure about each group of guarantees is provided below:

Indemnifications

In connection with the sale of Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sale transactions and business activities prior to the ultimate closing of the sale.  The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend, and/or indemnify the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions and limitations.  The carrying amount recorded for indemnifications as of March 31, 2005 was $40.0 million.

In addition, in connection with these transactions, the Company has generally provided indemnifications on general corporate matters such as ownership of the relevant assets, the power and corporate authority to enter into transactions and the satisfaction of liabilities not assumed by the buyer.  These indemnifications generally have indefinite terms.

As noted in greater detail in the Litigation section of this note, the Company has entered into comprehensive settlement agreements with each of its asbestos insurance carriers.  Under the terms of these agreements and in exchange for future payments to be received from the insurance carriers, the Company has released and indemnified the released insurers from any past, present and future claims asserted under its cancelled policies.

Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.  Generally, there are no specific recourse provisions.  At March 31, 2005, the Company had approximately $0.8 million in cash held in escrow as collateral.

In addition, the Company provides certain indemnifications in the ordinary course of business such as product, patent and performance warranties in connection with the manufacture, distribution and sale of its products and services.  Due to the nature of these indemnities, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

Debt Obligations

The Company has directly guaranteed up to $42.8 million of various obligations under agreements with third parties related to subsidiaries and affiliates of which $24.3 million was outstanding at March 31, 2005.  The outstanding balance reflects guarantees of $14.0 million related to the debt of FiberVisions A/S that matures at various dates through 2006, $2.8 million related to the debt of Shanghai Hercules Chemical that expires this year, $4.7 million related to a foreign-based pension plan with an indefinite term, $0.8 million related to the debt of Hercules Trading (Shanghai) and $2.0 million related to the debt obligations of previously disposed operations that expire in 2007.  In addition to the aforementioned $4.7 million guarantee, the Company has provided approximately $2.8 million in collateral through a mortgage security related to the $4.7 million pension liability.  Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.

Intercompany Guarantees

The Company and its subsidiaries have authorized intercompany guarantees between and among themselves, which aggregate approximately $162.7 million of which $133.5 million was outstanding at March 31, 2005.  These guarantees relate to intercompany loans used to facilitate normal business operations and have been eliminated from the Company’s Consolidated Financial Statements.

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

The range of the reasonably possible share of costs for the investigation and cleanup of current and former operating sites, and other locations where the Company may have a known liability, is between $113.2 million and $225.0 million.  In accordance with generally accepted accounting principles, the Company has accrued a liability of $113.2 million at March 31, 2005, representing the low end of the range, since no amount within the range is a better estimate than any other amount.  This accrued liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs.

The actual costs for these matters will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 or more years.  While it is not feasible to predict the outcome of all pending environmental matters, the ultimate resolution of one or more of these environmental matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

While the Company is involved in numerous environmental matters, the following matters are described below because they are currently viewed by management as potentially material to the Company’s consolidated financial position, results of operations and cash flows.

United States, et al. v. Vertac Corporation, et al., USDC No. LR-C-80-109 and LR-C-80-110 (E.D. Ark.)

This case, a cost-recovery action based upon the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”, or the “Superfund statute”), as well as other statutes, has been pending since 1980, and involves liability for costs in connection with the investigation and remediation of the Vertac Chemical Company

(“Vertac”) site in Jacksonville, Arkansas.  Hercules owned and operated the site from December 1961 until 1971.  The site was used for the manufacture of certain herbicides and, at the order of the United States, Agent Orange.  In 1971, the site was leased to Vertac’s predecessor.  In 1976, Hercules sold the site to Vertac.  The site was abandoned by Vertac in 1987, and Vertac was subsequently placed into receivership.  Both prior to and following the abandonment of the site, the EPA and the Arkansas Department of Pollution Control and Ecology (“ADPC&E”) were involved in the investigation and remediation of contamination at and around the site.  Pursuant to several orders issued under CERCLA, Hercules actively participated in many of these activities.  The cleanup is essentially complete, except for certain on-going maintenance and monitoring activities.  This litigation primarily concerns the responsibility and allocation of liability for the costs incurred in connection with the activities undertaken by the EPA and the ADPC&E.

Although the case initially involved many parties, as a result of various United States District Court rulings and decisions, as well as a trial, Hercules and Uniroyal were held jointly and severally liable for the approximately $100 million in costs allegedly incurred by the EPA and the ADPC&E, as well as costs to be incurred in the future.  That decision was made final by the District Court on September 13, 1999.  Both Hercules and Uniroyal timely appealed that judgment to the United States Court of Appeals for the Eighth Circuit.

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

By Memorandum Opinion and Order dated March 30, 2005, the District Court largely affirmed its prior findings and prior judgment against the Company and Uniroyal and the prior allocation with respect to the Company and Uniroyal, although the District Court did agree that the Company should not be liable for costs associated with a particular off-site landfill, and held that the judgment should be reduced accordingly.  On or about April 15, 2005, the United States submitted a Motion for Entry of Final Judgment.  In that submission, the United States deducted from the prior judgment amounts relating to the off-site landfill for which the Court agreed that the Company should have no liability, and added to that amount interest running from January 1, 1999 through March 31, 2005, resulting in a total proposed final judgment as to Hercules of approximately $119.5 million plus future costs and interest.  The United States also added interest running from January 1, 1999 to March 31, 2005 to the prior judgment against Uniroyal, resulting in a total proposed final judgment as to Uniroyal of approximately $110.5 million plus future costs and interest.  The Company believes that the District Court committed reversible error in reaching its conclusions.  As a result, the Company intends to appeal the District Court’s decision once that decision is reduced to a judgment.  As a result of some of the findings set forth by the District Court in its recent opinion, however, the Company has now determined that it has a probable and reasonably estimable liability of $14.8 million and has established an accrual in that amount.

Alleghany Ballistics Laboratory

The Alleghany Ballistics Laboratory (“ABL”) is a government-owned facility, which was operated by Hercules from 1945 to 1995 under contract with the United States Department of the Navy.  The Navy has notified Hercules that it would like to negotiate with Hercules with respect to certain environmental liabilities which, the Navy alleges, are attributable to Hercules’ past operations at ABL.  During the course of discussions, the Navy has stated that, pursuant to CERCLA, it has spent a total of approximately $25.0 million and expects to spend an additional $44.0 million over the next 10 years.  The Company has conducted an initial investigation of the Navy’s allegations, including the basis of the Navy’s claims, and believes the contracts with the government pursuant to which the Company operated ABL may provide the Company with a defense from some or all of the amounts sought.  The Company has exchanged information with the Navy and anticipates entering into negotiations with the Navy in the near future in an attempt to amicably resolve this matter without litigation.  At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported above.

Kim Stan Landfill

Hercules is one of a limited number of industrial companies that have been identified by the EPA as a PRP at the Kim Stan Landfill, near Covington, Virginia.  The EPA seeks to have the PRPs undertake the remediation of the site at a currently estimated cost of $12.0 million (including EPA oversight charges).  Based on the investigation conducted to date, Hercules believes that parties not named by the EPA as PRPs may be responsible for the majority of the costs that have been and will be incurred at the site, and Hercules intends to seek contribution from those parties to the extent it is required to pay any monies in connection with the site.  Hercules is continuing to evaluate the EPA’s allegations and, pending further factual investigation, is not able to determine its exposure, if any, with respect to this site.

Litigation

The Company is involved in litigation arising out of or incidental to the conduct of its business.  Such litigation typically falls within the following broad categories:  environmental (previously discussed); antitrust; commercial; intellectual property; labor and employment; personal injury; property damage; product liability; and toxic tort.  These matters typically seek unspecified or large monetary damages or other relief.  While it is not feasible to predict the outcome of all pending matters, the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.  While the Company is involved in numerous matters, the following matters are described below because they are currently viewed by management as potentially material.  From time to time, management may determine (based on further analysis or additional information that becomes available, through discovery or otherwise) that other matters are or have become potentially material to the Company.  As appropriate, descriptions of such matters will be included in the periodic report following such determination.  Occasionally, management may not determine that a matter is material until it has been settled or otherwise resolved.  In such a situation, that matter may not have been described in the Company’s periodic reports prior to such settlement or resolution, but the impact of such settlement or resolution would be reflected in the financial statements included in the periodic report following such settlement or resolution.

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

As of March 31, 2005, there were approximately 32,088 unresolved claims, of which approximately 950 were premises claims and the rest were products claims.  There were also approximately 1,425 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  In addition, as of March 31, 2005, there were approximately 3,728 claims which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.

Between January 1, 2004 and December 31, 2004, the Company received approximately 8,305 new claims, approximately one third of which were included in “consolidated” complaints naming one hundred or more plaintiffs and a large number of defendants, but providing little information connecting any specific plaintiff’s alleged injuries to any specific defendant’s products or premises.  It is the Company’s belief that a significant majority of these “consolidated” claims will be dismissed for no payment.  Between January 1, 2005 and March 31, 2005, the Company received approximately 795 new claims, none of which were in consolidated complaints.

The Company’s primary and first level excess insurance policies that provided coverage for these asbestos-related matters exhausted their products limits at or before the end of July 2003.  Since that time, and not taking into account the impact of the settlements described below, the Company has fully funded the costs associated with the defense and settlement of its asbestos-related liabilities.  From January 1, 2005 through March 31, 2005, the Company spent approximately $10.6 million on these matters, including approximately $8.1 million in settlement payments and approximately $2.5 million for defense costs.

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

Specifically, effective August 23, 2004, the Company entered into a comprehensive settlement agreement with respect to those insurance policies issued by certain underwriters at Lloyd’s, London, and reinsured by Equitas Limited and related entities (“Equitas”) (the “First Settlement Agreement”).  As part of that settlement, during the third quarter of 2004, Equitas paid $30.0 million to the Company and placed $67.0 million into a trust.  While many of the specific terms of that First Settlement Agreement are confidential, the First Settlement Agreement generally provides for the payment of money to the Company in exchange for the release by the Company of past, present and future claims under those policies and the cancellation of those policies; the agreement by the Company to indemnify the underwriters from any such claims asserted under those policies; and the impact on the settlement should federal asbestos reform legislation be enacted on or before January 3, 2007.  The trust funds have been and are continuing to be used to reimburse the Company for a portion of costs it incurs to resolve certain asbestos claims from and after August 2004.  The Company’s ability to use any of the trust funds, however, is subject to specified confidential criteria, as well as limits on the amount that may be drawn from the trust in any one month. If federal asbestos reform legislation is enacted into law on or prior to January 3, 2007, the Company will be required to return any funds remaining in the trust to Equitas should certain criteria be met.  If such legislation is not enacted by that date, any funds remaining in the trust will be available to the Company to pay asbestos-related liabilities or to use for other corporate purposes.

In addition, effective October 8, 2004, the Company entered into a comprehensive settlement agreement with respect to certain insurance policies issued by various insurance companies operating in the London insurance market, and by one insurance company located in the United States (the “Second Settlement Agreement”).  Under the terms of the Second Settlement Agreement, the Company will receive payments from the participating insurers totaling approximately $102.2 million over a four-year period beginning in 2005.  The payments will be placed by the insurance companies into a trust. The trust funds may be used to reimburse the Company for costs it incurs to resolve asbestos claims from and after October 8, 2004.  Any funds remaining in trust subsequent to 2008 may be used by the Company to pay both asbestos-related claims and non-asbestos related claims.  As of March 31, 2005, and for the three month period then ended, $35.2 million of the $102.2 million has been placed into the trust.  While many of the specific terms of the Second Settlement Agreement are confidential, the Second Settlement Agreement generally provides for the payment of money to the Company in exchange for the release by the Company of past, present and future claims under those policies and the cancellation of such policies; and the agreement by the Company to indemnify the released insurers from any such claims asserted under those policies.  In addition, the Second Settlement Agreement provided the United States insurer until December 28, 2004 to elect an alternative payment option that would have modified that insurer’s payment obligations but the United States insurer did not elect to exercise that option.

The Company also reached settlement agreements with additional insurers whose level of participation in the Company’s insurance program is substantially lower than the aggregate participation of the insurers referred to above (the “Other Settlement Agreements”).  Pursuant to the Other Settlement Agreements, the Company has released or partially released its rights to coverage under insurance policies issued by such insurers.  The Other Settlement Agreements originally provided for cash payments to be received by the Company at various times commencing in 2004 and ending in 2011.  During 2004, however, one insurer elected to pre-pay its obligations at a discounted rate.  As a result of this pre-payment and other scheduled 2004 payments, combined with $6.0 million of payments received during the three months ended March 31, 2005, the Company has received all amounts due under the Other Settlement Agreements.

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

As a result of the above settlements, the Company is expected to have available to it a combination of cash and trust fund monies which can be used to pay or reimburse the Company for a significant portion of the defense costs and settlement payments that may be incurred by the Company with respect to its asbestos-related liabilities.  If such liabilities exceed the total amount of the cash and trust fund monies received by the Company as a result of such settlements, then the Company will be required to fund such liabilities itself until such time as the insurers’ obligations under the Future Coverage Agreement are triggered.  If and when those obligations are triggered, the Company and the insurers who are participants in the Future Coverage Agreement will share such costs and payments at varying levels over time, with the Company typically bearing a slightly larger share than such participating insurers.  Of note, as a result of the First Settlement Agreement, Second Settlement Agreement and Other Settlement Agreements, substantially all of the Company’s insurance coverage applicable to asbestos products claims have been cancelled (except for obligations under the Future Coverage Agreement), and such insurance coverage will no longer be available to cover any such claims.  In addition and as described above, as a result of the First Settlement Agreement, Second Settlement Agreement and Other Settlement Agreements, substantial amounts of insurance coverage that would have been available to cover insured claims other than asbestos products claims have been cancelled and will no longer be available to cover such claims.

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

In October 2004, the Company commissioned an updated study of its asbestos-related liabilities by a professor at a major national university, who is a member of the American Academy of Actuaries with broad experience in estimating such liabilities.  Taking into account the most current data concerning, among other factors, the Company’s claims and payment experience, the Company’s estimated reasonably possible exposure for these matters was revised to a range of $265 million to $800 million.  Such study was updated again by the aforementioned professor in January 2005 to take into account more current data, and the Company’s estimated reasonably possible exposure for these matters as of December 31, 2004 was revised to a range of $260 million to $780 million.  Due to inherent uncertainties in estimating the timing and amounts of future payments, the foregoing range does not include the effects of inflation and has not been discounted for the time value of money.  In addition, the range of financial exposures set forth above does not include estimates for future legal costs.  It is the Company’s policy to expense these legal costs as incurred.  As stated above, the Company presently believes that the majority of this range of financial exposures will ultimately be funded by the settlements which it has made with the Company’s insurers.  Cash payments related to this exposure are expected to be made over an extended number of years and actual payments, when made, could be for amounts in excess of the range due to potential future changes in estimates as well as the effects of inflation.

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

The findings of the updated study referenced above identified a range of the Company’s reasonably possible financial exposure for these asbestos-related matters.  The Company adjusted its accrual for present and future potential asbestos claims before anticipated insurance recoveries at December 31, 2004 to $260.2 million, reflecting the low end of the range noted above in accordance with generally accepted accounting principles (since no amount within the range is a better estimate than any other amount).  There have been no changes made regarding the underlying basis of the asbestos-related assets and liabilities during the three months ended March 31, 2005.  The following table presents the ending balances and balance sheet activity for the Company’s asbestos-related accounts for the three months ended March 31, 2005.

	Balance January 1, 2005	Insurance Settlements/ Additional Accruals	Insurance Recovered/ Liabilities Settled	Reclassifications/ Accretion	Balance March 31, 2005

Asbestos-related assets:
Insurance receivable	$6.3	$—	$(6.0)	$—	$0.3

Asbestos-related assets, current	6.3	—	(6.0)	—	0.3

Insurance receivable	98.9	—	(35.2)	0.4	64.1
Restricted cash in trust (1)	63.6	—	19.9	—	83.5

Asbestos-related assets, non-current	162.5	—	(15.3)	0.4	147.6

Total asbestos-related assets	$168.8	$—	$(21.3)	$0.4	$147.9

Asbestos-related liabilities:
Asbestos-related liabilities, current	$46.8	$—	$(0.1)	$—	$46.7

Asbestos-related liabilities, non-current	213.4	—	(8.0)	—	205.4

Total asbestos-related liabilities	$260.2	$—	$(8.1)	$—	$252.1

(1)

Amount is reflected as a non-current asset as its availability for reimbursement to the Company is restricted to asbestos claims and related defense costs reimbursable to the Company as discussed above in connection with the First Settlement Agreement.

The Company, in conjunction with outside advisors, will continue to study its asbestos-related matters, insurance recovery expectations and reserves on an ongoing basis, and make adjustments as appropriate.

Composite Products Antitrust and Qui Tam Matters

In August 1999, the Company was sued in an action styled as Cape Composites, Inc. v. Mitsubishi Rayon Co., Ltd., Case No. 99-08260 (U.S. District Court, Central District of California), one of a series of similar purported class action lawsuits brought on behalf of purchasers (excluding government purchasers) of carbon fiber and carbon prepreg in the United States from the named defendants from January 1, 1993 through January 31, 1999.  The lawsuits were brought following published reports of a Los Angeles federal grand jury investigation of the carbon fiber and carbon prepreg industries.  In these lawsuits, plaintiffs allege violations of Section 1 of the Sherman Antitrust Act for alleged price fixing.  In September 1999, these lawsuits were consolidated by the Court into a case captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California), with all related cases ordered dismissed.  This lawsuit is proceeding through discovery and motion practice.  On May 2, 2002, the Court granted plaintiffs’ Motion to Certify Class.  The Company is named in connection with its former Composites Products Division, which was sold to Hexcel Corporation in 1996.  During the third quarter of 2004, the Company learned that four of its co-defendants had reached settlements with the plaintiffs.  Those settlements were approved by the court on January 31, 2005.  On February 25, 2005, the Company reached a settlement in principle with the plaintiffs for $11.3 million and had accrued this amount in its current liabilities effective December 31, 2004.  The settlement is subject to court approval.  The Company has denied and continues to deny liability to plaintiffs but entered into the settlement to avoid the risks, uncertainties and costs inherent in litigation.  The settlement was agreed to by Hercules without any admission of liability.  The settlement will not affect the pendency of the various other related lawsuits described below.

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

Since 1998, the Company has been sued in a total of twenty-three lawsuits (including two purported class actions) where plaintiffs allege that exposure to Agent Orange caused them to sustain various personal injuries.  On February 9, 2004, the U.S. District Court for the Eastern District of New York issued a series of rulings granting several motions filed by defendants in the two cases that had been remanded to the U.S. District Court by the U.S. Court of Appeals for the Second Circuit on remand from the U.S. Supreme Court (In re: “Agent Orange” Product Liability Litigation: Joe Isaacson, et al v. Dow Chemical Company, et al. and Daniel Raymond Stephenson, et al. v. Dow Chemical Company, et al.  (MDL 381, CV 98-6383 (JBW), CV 99-3056 (JBW))).  In relevant part, those rulings held that plaintiffs’ claims against the defendant manufacturers of Agent Orange are properly removable to federal court under the “federal officer removal statute” and that such claims are subject to dismissal by application of the “government contractor defense.”  The Court then dismissed plaintiffs’ claims, but stayed its decision to allow plaintiffs to obtain additional discovery and to move for reconsideration of the Court’s decision.  A hearing on the motion for reconsideration was held on February 28, 2005.  By Orders dated March 2, 2005, the Court denied reconsideration, lifted the stay of the earlier decision, and dismissed plaintiffs’ claims in all twenty-three pending lawsuits.  Beginning in late March 2005 and continuing into April 2005, plaintiffs in these lawsuits have filed Notices of Appeal of the District Court’s decision with the United States Court of Appeals for the 2nd Circuit.

In addition, in January 2004, the Company was sued in a class action filed in the United States District Court for the Eastern District of New York by The Vietnam Association for Victims of Agent Orange/Dioxin and several individuals who claim to represent between two and four million Vietnamese who allege that Agent Orange used by the United States during the Vietnam War caused them or their families to sustain personal injuries.  (The Vietnam Association for Victims of Agent Orange/Dioxin, et al. v. The Dow Chemical Company, et al., Civil Action No. 04 CV 0400 (JBW).)  That complaint alleges violations of international law and war crimes, as well as violations of the common law for products liability, negligence and international torts.  The defendants moved to dismiss this case on several grounds, including failure to state a claim under the Alien Tort Claims Statute, lack of jurisdiction and justiciability, the bar of the statute of limitations, failure to state claims for violations of international law, and the “government contractor defense.”  A hearing on these motions was held on February 28, 2005.  By order dated March 10, 2005, the Court dismissed this lawsuit.  On April 8, 2005, plaintiffs filed a Notice of Appeal of the Districts Court’s decision with the United States Court of Appeals for the 2nd Circuit.

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

On October 6, 2003, the Company received a Notice of Deficiency with respect to the Company’s 1996 through 1997 federal income tax returns wherein, among other issues, the IRS disallowed a capital loss that the Company carried back to 1996 and 1997.  On December 23, 2003, the Company filed a Petition asking the U.S. Tax Court for a re-determination of the deficiency set forth in the October 6, 2003 Notice of Deficiency.  As previously reported, on December 16, 2004, the Company and the IRS settled the capital loss issue,  The Company expects to settle the remaining issues through standard IRS administrative appeals procedures outside of Tax Court.  The Company believes that it is remote that the ultimate disposition of these other issues will have a material adverse impact on the Company’s financial position in light of existing tax reserves and amounts already on deposit with the IRS.

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

In February 2005, the Company was among the Defendants/Relators who filed a Petition for Writ of Mandamus in the Texas Supreme Court seeking to set aside an order of the trial court consolidating five plaintiffs for a single trial now set for June 6, 2005.  The underlying case, Acevedo, et al. v. Union Pacific Railroad Company, et al., Cause No. C-4885-99-F. 332nd Judicial District Court, Hildago County, Texas, was originally filed in 2001, has been consolidated with another related action, and is a toxic tort lawsuit alleging pesticide exposure relating to operations at a former pesticide formulation facility in Mission, Texas.  There are currently approximately 1,900 plaintiffs and approximately 30 defendants, including the Company.  Plaintiffs include former workers at the pesticide formulation facility, and persons who currently reside, or in the past resided, near the facility.  All plaintiffs allege personal injuries and some plaintiffs also allege property damage.  The vast majority of the plaintiffs allege residential exposure to a variety of pesticide and chemical products as a result of leaks, spills, flooding, and airborne emissions from the pesticide formulation facility.  It is alleged that certain of the Company’s products were sold to or used by the pesticide formulation facility prior to its ceasing operations in 1967.  On August 9, 2004, the trial court joined five plaintiffs for a consolidated trial, which is now set for June 6, 2005.  On November 4, 2004, the Corpus Christi Court of Appeals denied Defendants’/Relators’ Petition for a Writ of Mandamus.  In November 2004, Defendants/Relators filed a Petition for a Writ of Mandamus in the Texas Supreme Court.  No decision has yet been rendered with respect to that petition.  The Company denies any liability to plaintiffs and intends to vigorously defend these matters.

Amounts Accrued for Non-Asbestos Litigation

The March 31, 2005 Consolidated Balance Sheet reflects a current liability of $13.6 million for non-asbestos and non-environmental related litigation matters, representing management’s best estimate of the probable and reasonably estimable losses for such matters. While it is not feasible to predict the outcome of all pending legal proceedings, it is reasonably possible that an exposure to loss exists in excess of the amounts accrued for these and other matters, and the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

14.          Consolidation of Variable Interest Entities

In accordance with the provisions of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (revised December 2003) (“FIN 46R”) (“VIEs”), the financial statements of the Company reflect the consolidation of two joint venture VIEs, ES FiberVision Holdings A/S and ES FiberVisions L.P.  These entities serve as global marketers of the Company’s bicomponent fibers.  As of March 31, 2005, the fair value of the assets in these joint ventures was approximately $8.5 million and the fair value of the associated liabilities and non-controlling interests was approximately $4.9 million.  There are no assets of the Company that serve as collateral for the VIEs and the creditors of the VIEs have no recourse to the general credit of the Company.

15.          Segment Information

The table below reflects Net sales and Profit from operations for the three months ended March 31, 2005 and 2004.

	2005	2004

Net sales:
Performance Products	$404.1	$385.5
Engineered Materials and Additives	101.0	89.4

Consolidated	$505.1	$474.9

Profit from operations:
Performance Products	$50.5	$52.0
Engineered Materials and Additives	(4.9)	(2.1)
Corporate items (a)	(4.2)	(3.3)

Consolidated	$41.4	$46.6

(a)                                  For the three months ended March 31, 2005, Corporate includes consulting costs associated with legacy issues, severance charges and accelerated stock-based compensation for retirement eligible employees. For the three months ended March 31, 2004, Corporate includes charges related to previously divested businesses and adjustments for executive pension.

16.          Income Taxes

For the three months ended March 31, 2005, the Company recognized a pretax loss of $1.9 million and a tax benefit of $6.9 million.  The tax benefit for the three months ended March 31, 2005 includes the following discrete items: (a) a $1.6 million decrease to the valuation allowance due to the Company’s ability to use a portion of its capital loss previously included in the valuation allowance; (b) interest income of $2.9 million from the IRS resulting from the return of cash tax deposits; (c) a $7.1 million increase to state tax expense relating to the filing of amended income tax returns to reflect IRS audit adjustments; (d) a $10.0 million reversal of federal income tax reserves due to favorable resolutions of prior year tax issues; and (e) additional reserves for state income taxes of $1.2 million.  The full year effective tax rate for 2005 is estimated to be approximately 26%.  The prior year effective tax rate was (6.8%), reflecting the nominal net taxes on the gain from the Company’s sale of its interest in CP Kelco ApS.

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

In this presentation, Hercules consists of the parent company’s operations.  Guarantor subsidiaries and non-guarantor subsidiaries of Hercules are reported on an equity basis.  Additionally, prior year information has been restated to conform to the current period presentation.

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2005

(dollars in millions)

	(Unaudited)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$138.8	$124.9	$284.0	$(42.6)	$505.1
Cost of sales	98.7	94.6	188.5	(40.3)	341.5
Selling, general and administrative expenses	28.2	31.9	39.7	—	99.8
Research and development	4.8	4.4	1.2	—	10.4
Intangible asset amortization	1.5	0.4	0.1	—	2.0
Other operating expense, net	5.6	1.4	3.0	—	10.0

Profit (loss) from operations	—	(7.8)	51.5	(2.3)	41.4
Interest and debt expense (income), net	43.1	(17.6)	(3.3)	—	22.2
Other expense (income), net	21.8	0.5	(1.2)	—	21.1

(Loss) income before income taxes and equity income	(64.9)	9.3	56.0	(2.3)	(1.9)
(Benefit) provision for income taxes	(22.3)	3.1	13.1	(0.8)	(6.9)

Income (loss) before equity (loss) income	(42.6)	6.2	42.9	(1.5)	5.0
Equity (loss) income of affiliated companies	—	(0.4)	0.3	—	(0.1)
Equity income (loss) from consolidated subsidiaries	47.5	5.3	(0.7)	(52.1)	—

Net income	$4.9	$11.1	$42.5	$(53.6)	$4.9

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2004

(dollars in millions)

	(Unaudited)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$131.3	$109.7	$264.0	$(30.1)	$474.9
Cost of sales	88.4	79.3	168.9	(31.5)	305.1
Selling, general and administrative expenses	27.0	31.5	39.4	—	97.9
Research and development	4.7	4.3	1.5	—	10.5
Intangible asset amortization	1.5	0.4	—	—	1.9
Other operating expense, net	3.0	7.6	2.3	—	12.9

Profit (loss) from operations	6.7	(13.4)	51.9	1.4	46.6
Interest and debt expense (income), net	46.6	(14.1)	(2.1)	—	30.4
Gain on sale of CP Kelco ApS	—	—	(26.0)	—	(26.0)
Other expense (income), net	17.8	0.4	(0.8)	—	17.4

Income (loss) before income taxes and equity (loss) income	(57.7)	0.3	80.8	1.4	24.8
(Benefit) provision for income taxes	(18.6)	(3.0)	19.3	0.6	(1.7)

Income (loss) before equity (loss) income	(39.1)	3.3	61.5	0.8	26.5
Equity (loss) income of affiliated companies	—	(0.4)	0.3	(0.1)	(0.2)
Equity income from consolidated subsidiaries	65.4	1.9	0.7	(68.0)	—

Net income	$26.3	$4.8	$62.5	$(67.3)	$26.3

Condensed Consolidating Balance Sheet

March 31, 2005

(dollars in millions)

	(Unaudited)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$3.2	$0.7	$51.7	$—	$55.6
Accounts receivable, net	68.6	58.9	220.5	0.9	348.9
Intercompany receivables	59.2	26.3	16.1	(101.6)	—
Inventories	38.8	66.0	112.8	(17.0)	200.6
Deferred income taxes	56.9	11.1	2.5	—	70.5
Asbestos-related assets	0.3	—	—	—	0.3
Other current assets	54.1	10.3	17.0	—	81.4

Total current assets	281.1	173.3	420.6	(117.7)	757.3

Property, plant and equipment, net	159.8	150.7	357.8	—	668.3
Investments in subsidiaries and advances, net	2,352.9	85.8	48.0	(2,486.7)	—
Goodwill and other intangible assets, net	194.4	87.9	419.6	—	701.9
Deferred income taxes	257.3	(158.7)	13.3	—	111.9
Asbestos-related assets	147.6	—	—	—	147.6
Deferred charges and other assets	187.1	3.8	33.0	—	223.9

Total assets	$3,580.2	$342.8	$1,292.3	$(2,604.4)	$2,610.9

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$41.9	$24.7	$118.5	$0.9	$186.0
Accrued expenses	82.9	68.2	50.8	—	201.9
Intercompany payables	7.0	46.8	47.7	(101.5)	—
Asbestos-related liabilities	46.7	—	—	—	46.7
Current debt obligations	4.0	—	22.8	—	26.8

Total current liabilities	182.5	139.7	239.8	(100.6)	461.4

Long-term debt	1,174.0	0.3	7.2	—	1,181.5
Deferred income taxes	—	—	74.7	—	74.7
Pension obligations	143.4	0.5	63.4	—	207.3
Other postretirement benefits	74.4	2.2	—	—	76.6
Deferred credits and other liabilities	261.9	33.9	21.7	—	317.5
Asbestos-related liabilities	205.4	—	—	—	205.4
Intercompany notes payable/(receivable)	1,452.1	(1,168.9)	(283.2)	—	—
Total stockholders’ equity	86.5	1,335.1	1,168.7	(2,503.8)	86.5

Total liabilities and stockholders’ equity	$3,580.2	$342.8	$1,292.3	$(2,604.4)	$2,610.9

Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 2005

(dollars in millions)

	(Unaudited)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net Cash (Used In) Provided By Operating Activities	$(24.4)	$(17.1)	$(46.1)	$57.3	$(30.3)

Cash Flows From Investing Activities:
Capital expenditures	(3.1)	(3.7)	(3.7)	—	(10.5)
Proceeds of investment and fixed asset disposals	—	—	0.2	—	0.2

Net cash used in investing activities	(3.1)	(3.7)	(3.5)	—	(10.3)

Cash Flows From Financing Activities:
Long-term debt repayments	(26.8)	—	(4.8)	—	(31.6)
Change in short-term debt	—	—	0.6	—	0.6
Change in intercompany, non-current	13.2	20.6	46.7	(80.5)	—
Dividends paid	—	—	(23.2)	23.2	—
Treasury stock issued	1.6	—	—	—	1.6
Other	(0.1)	—	—	—	(0.1)

Net cash (used in) provided by financing activities	(12.1)	20.6	19.3	(57.3)	(29.5)

Effect of exchange rate changes on cash	—	—	(0.8)	—	(0.8)

Net decrease in cash and cash equivalents	(39.6)	(0.2)	(31.1)	—	(70.9)
Cash and cash equivalents - beginning of period	42.8	0.9	82.8	—	126.5

Cash and cash equivalents - end of period	$3.2	$0.7	$51.7	$—	$55.6

Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 2004

(dollars in millions)

	(Unaudited)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net Cash (Used In) Provided By Operating Activities	$(24.3)	$(11.9)	$25.4	$(26.2)	$(37.0)

Cash Flows From Investing Activities:
Capital expenditures	(3.3)	(2.3)	(4.4)	—	(10.0)
Proceeds from sale of minority interest in CP Kelco ApS	27.0	—	—	—	27.0
Proceeds of investment and fixed asset disposals	—	—	0.3		0.3

Net cash provided by (used in) investing activities	23.7	(2.3)	(4.1)	—	17.3

Cash Flows From Financing Activities:
Long-term debt repayments	(33.7)	(4.6)	—	—	(38.3)
Change in short-term debt	—	—	(0.4)	—	(0.4)
Change in intercompany, non-current	29.5	18.4	(61.6)	13.7	—
Dividends paid	—	—	(12.5)	12.5	—
Treasury stock issued	0.6	—	—	—	0.6

Net cash (used in) provided by financing activities	(3.6)	13.8	(74.5)	26.2	(38.1)
Effects of exchange rate changes on cash	—	—	(0.2)	—	(0.2)

Net decrease in cash and cash equivalents	(4.2)	(0.4)	(53.4)	—	(58.0)
Cash and cash equivalents - beginning of period	9.1	2.1	115.1	—	126.3

Cash and cash equivalents - end of period	$4.9	$1.7	$61.7	$—	$68.3

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.  All references to individual Notes refer to Notes to the Consolidated Financial Statements.  Within the following discussion, unless otherwise stated, “quarter” and “three-month period” refer to the first quarter of 2005 and the three months ended March 31, 2005.  All comparisons are with the corresponding period in the previous year, unless otherwise stated.

Overview

Hercules is a leading global manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications.  The Company’s principal products are chemicals used by the paper industry to improve performance and enhance the manufacturing process; water-soluble polymers; polypropylene and polyethylene fibers; and specialty resins.  Key end market net sales for the Company’s products as a percentage of total net sales in the quarters ended March 31, 2005 and 2004 were:

	2005	2004
Pulp and Paper	48%	48%
Regulated (including food, pharmaceutical and personal care)	22%	21%
Industrial Specialties (including oilfield, textiles and general industrial)	12%	12%
Paints and Adhesives	10%	10%
Construction Materials	8%	9%

Consolidated	100%	100%

More than 50% of the Company’s net sales are generated outside of North America.  Net sales by region expressed as a percentage of total net sales for the quarters ended March 31, 2005 and 2004 were:

	2005	2004
North America	47%	47%
Europe	38%	38%
Asia Pacific	11%	10%
Latin America	4%	5%

Consolidated	100%	100%

The Company operates through two reportable segments and four divisions: Performance Products (Pulp and Paper and Aqualon) and Engineered Materials and Additives (FiberVisions and Pinova). Net sales for the quarters ended March 31, 2005 and 2004 as a percent of total net sales, by division, were:

	2005	2004
Pulp and Paper	47%	47%
Aqualon	33%	34%
FiberVisions	15%	14%
Pinova	5%	5%

Consolidated	100%	100%

Results of operations for the three months ended March 31, 2005 were favorably impacted by increased pricing across all divisions, the positive effect of rate of exchange, and improved overall sales volumes.  These improvements were more than offset by increased costs, primarily the continued high costs related to many of the Company’s key raw materials, freight and energy.

The Company benefited from a series of price actions during the first quarter that were in part initiated in 2004.  Compared with the first three months of 2004, these price increases yielded $19.1 million in operating profit benefits. The favorable effects of the price increases across all of the divisions in the aggregate averaged 4%.

The continued strength of the Euro also favorably impacted operating results for the three months ended March 31, 2005. The exchange rate for the Euro averaged 1.33 to the U.S. dollar for the three months ended March 31, 2005 compared with 1.25 to the U.S. dollar for the comparable period in 2004. Foreign denominated sales and profits in the European community are converted to US dollars at this higher rate, resulting in higher sales of $13.7 million and higher operating profit of $1.6 million.

While operating profits have been favorably impacted by the sales price increases and the strong Euro, these gains have been more than offset by continued increases in the cost of raw materials and freight. The challenging raw material environment experienced in 2004, and especially in the fourth quarter, escalated into the first quarter of 2005. Raw material and freight costs have increased by $27.0 million compared with the first quarter 2004. Natural gas and crude oil based feedstock costs continued to impact many raw materials across all businesses. FiberVisions, with polypropylene as the primary raw material, experienced the largest dollar increase.  Polypropylene costs were up $15 million from the first quarter of 2004.  The Company is continuing its efforts to mitigate these unfavorable effects via opportunities surrounding product substitution, exploration of new sourcing opportunities and spot market purchases.

In addition to these factors, results for the three months ended March 31, 2005 were influenced by certain discrete other events as discussed below.

Based upon a Motion for Entry of Final Judgment submitted in District Court on April 15, 2005 by the United States in the United States et al. v. Vertac Corporation, et al. case, the Company established a reserve of $14.8 million.

As part of its continuous improvement strategy, the Company announced personnel reductions under its Severance Pay and Dismissal Wage Plans and recognized charges of $7.4 million for the three months ended March 31, 2005.  This charge is in addition to the current quarter expense of $1.2 million recognized for its previously announced plans to close its European research facility.

Net income for the three months ended March 31, 2005 reflected a tax benefit of $6.9 million primarily related to the settlement of certain prior years’ tax returns.  The tax benefit includes numerous discrete items but is primarily impacted by a $10.0 million reversal of federal income tax reserves due to favorable resolutions of prior year tax issues and net interest income of $2.9 million resulting from the refund of excess cash tax deposits.  These favorable benefits were partially offset by a $7.1 million increase to state tax expense relating to the filing of amended income tax returns to reflect IRS audit adjustments.  The full year effective tax rate for 2005, including the above discrete items, is estimated to be approximately 26%.

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

The Company maintains an allowance for doubtful accounts.  The recorded amount reflects various factors, including accounts receivable aging, customer-specific risk issues, country risk and historical write-off experience.  It includes, but is not limited to, a formula driven calculation applied to the aging of trade accounts receivable balances.

When a specific accounts receivable balance is deemed uncollectible, a charge is taken to this reserve.  Recoveries of balances previously written off are also reflected in this reserve.

Hercules performs an annual assessment of its reporting units for impairment pursuant to Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets”(“SFAS 142”).  To assess impairment, the Company compares the reporting unit’s book value of net assets, including goodwill, to its fair value.  Fair value is estimated using a combination of valuation approaches including the market value and income approaches.  In the event that the book value exceeds the fair value, the Company recognizes an impairment to the extent the book value of goodwill exceeds the implied fair value of goodwill for any reporting unit, calculated by determining the fair value of the assets and liabilities for the reporting unit.  Deterioration in future economic conditions, poor operating results in the reporting units, new or stronger competitors, or changes in technology could result in an inability to recover the carrying value of the goodwill and intangible assets, thereby requiring an impairment in the future.

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

Hercules records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized after consideration of future taxable income and reasonable tax planning strategies.  In the event that Hercules were to determine that it would not be able to realize all or part of its deferred tax assets for which a valuation allowance had not been established, or is able to utilize capital and/or operating loss carry forwards for which a valuation allowance has been established, an adjustment to the deferred tax asset will be reflected in income in the period such determination is made.

Hercules has and will continue to record charges for the estimated costs of employee severance and other exit costs pursuant to the Company’s strategy to continuously improve return on capital and productivity, streamline organizational structure, improve work processes and consolidate manufacturing and non-manufacturing resources.  In the event that it is determined that additional employees must be involuntarily terminated, or that additional manufacturing or non-manufacturing facilities must be closed pursuant to work process redesign or other cost reduction initiatives, supplemental reserves would be required, which would result in an incremental charge against earnings.

Hercules establishes reserves for environmental matters, litigation and other contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  Accruals are established when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation required or agreed to, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in the timing of required remedial activities, changes in environmental laws and regulations, technological developments, the years of remedial activity required and changes in the number or financial exposures of claims, lawsuits, settlements or judgments, or in the ability to reduce such financial exposures by collecting indemnity payments from insurers.  If the contingency is resolved for an amount greater or less than has been accrued, Hercules’ share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, Hercules would recognize an additional expense or benefit in income in the period such determination was made.

Hercules has established reserves for asbestos-related personal injury lawsuits and claims.  The Company’s estimates are based on a number of assumptions including the number of future claims, the timing and amount of future payments, disease, venue and the dynamic nature of asbestos litigation and other circumstances.

In the United States, the Company provides defined benefit pension plan coverage for eligible employees hired prior to January 1, 2005 and postretirement welfare benefit plan coverage to eligible employees hired prior to January 1, 2003.  Similar plans are provided outside the United States in accordance with local practice.  Pension and other postretirement benefit obligations and the related expense (income) are determined based upon actuarial assumptions regarding mortality, medical inflation rates, discount rates, long-term return on assets, salary increases, Medicare availability and other factors.  Changes in these assumptions can result in changes to the recognized pension expense and recorded liability.  As a result of past unfavorable investment performance and the lower discount rate, the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets.  The Company is required to recognize an additional liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to Accumulated other comprehensive losses in Stockholders’ Equity.

Results of Operations

The table below reflects Net sales and Profit from operations for the quarters ended March 31, 2005 and 2004.  Substantially all reconciling items have been allocated to the segments.

	Three Months Ended March 31,
	2005	2004	Change	% Change
Net sales:
Performance Products	$404.1	$385.5	$18.6	5%
Engineered Materials and Additives	101.0	89.4	11.6	13%

Consolidated	$505.1	$474.9	$30.2	6%

Profit from operations:
Performance Products	$50.5	$52.0	$(1.5)	(3)%
Engineered Materials and Additives	(4.9)	(2.1)	(2.8)	(133)%
Corporate Items	(4.2)	(3.3)	(0.9)	(27)%

Consolidated	$41.4	$46.6	$(5.2)	(11)%

The table below reflects Net sales percentage changes from the first quarter of 2004.

	Net Sales Percentage Increase (Decrease) from Prior Year Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Pulp and Paper	2%	(1)%	1%	4%	6%
Aqualon	1%	(1)%	1%	2%	3%

Performance Products	2%	(1)%	1%	3%	5%

FiberVisions	(4)%	(3)%	19%	3%	15%
Pinova	(1)%	3%	5%	—	7%

Engineered Materials and Additives	(3)%	(2)%	16%	2%	13%

Consolidated	1%	(2)%	4%	3%	6%

The table below reflects Net sales per region and percentage change from the same quarter in 2004.

Region	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004	% Change	% Change Net of Rate of Exchange Benefit
North America	$238.2	$221.2	8%	7%
Europe	190.2	182.7	4%	(2)%
Asia Pacific	53.8	48.0	12%	9%
Latin America	22.9	23.0	—	(4)%

All regions	$505.1	$474.9	6%	3%

Consolidated net sales were $505.1 million for the quarter, an increase of $30.2 million, or 6% over the net sales of $474.9 million in the comparable 2004 quarter.  Compared to the first quarter 2004, volumes generated a 1% improvement; prices and rates of exchange increased by 4% and 3%, respectively, while product mix had a negative impact of 2%.  Regionally, net sales increased in all regions with the exception of Latin America where net sales were essentially flat. Excluding favorable rates of exchange, sales were down 2% in Europe and 4% in Latin America.

Profit from operations decreased $5.2 million, or 11%, in the quarter.  The lower profit from operations was primarily the result of decreasing margins across all divisions with the exception of Aqualon as raw material cost increases exceeded our sales price increases realized during the period.

In the Performance Products segment, net sales grew 5% while profit from operations decreased 3% compared with the same quarter in 2004.

In the Pulp and Paper Division, net sales in the first quarter grew 6% or $13.2 million while profit from operations decreased 24% to $12.6 million when compared with the first quarter of 2004.  Sales growth over the first quarter of 2004 was driven by a 4% positive impact from rate of exchange, a 2% increase in volume and a 1% increase in prices, partially offset by a 1% unfavorable product mix. The reduced profit from operations reflected significantly higher raw materials, freight and energy costs and higher severance charges. These increases were partially offset by the absence of asset impairments and significant bad debt accruals when compared to the prior year’s first quarter.  Severance charges recognized in the first quarter of 2005 were $5.9 million compared to $0.8 million in the same period of 2004. First quarter 2004 results reflected a $3.1 million charge for impairment of a production line and a $2.6 million charge for a bad debt write-off.

The Company intends to continue to implement price increases and pursue sourcing alternatives in the Pulp and Paper division to mitigate the continuing rise in raw material costs. Additionally, as part of the Company’s strategy to be more responsive to customers’ needs and to increase productivity, the division expects to take additional restructuring charges in the second quarter to further streamline management and to de-layer its organization to better position itself to serve its ever-changing marketplace.

Aqualon’s net sales increased 3% to $165.1 million and profit from operations increased 7% to $37.9 million in the first quarter of 2005 from the first quarter of 2004.  Growth in sales compared with the first quarter of 2004 was driven by favorable impacts of 1% from volume, 2% from rate of exchange, and 1% from increased prices partially offset by 1% negative impact from product mix. Profit from operations for the three months ended March 31, 2005 was negatively impacted by higher raw material, freight and energy costs causing a 1% increase in cost of products sold. The profit from operations was $2.5 million more than the first quarter of 2004, which included a $3.6 million charge for an impairment of a production facility.

The Company expects improved volume growth in the Aqualon division in subsequent quarters, especially in the paint and coatings markets, and anticipates that productivity initiatives focused on reducing manufacturing fixed costs, along with expanded capacity, will lead to improved operating margins.

In the Engineered Materials and Additives segment, consisting of FiberVisions and Pinova, net sales in the first quarter increased 13% when compared with the first quarter of 2004, while results from operations decreased by $2.8 million to a loss of $4.9 million in the first quarter of 2005.

First quarter 2005 net sales in FiberVisions increased 15% to $75.4 million compared with $65.5 million for the same period in 2004.  The $2.1 million loss from operations was $2.0 million more than the first quarter of 2004.  The net sales increase resulted from a 19% favorable impact of higher prices and 3% favorable effect related to rates of exchange which were partially offset by a 4% unfavorable impact from lower volumes and 3% due to unfavorable market/product mix.  Sales prices have increased throughout all market segments.  Decreased volumes reflect further declines in diaper coverstock that have not been fully offset by the growing disposable wipes market.  In addition to the effect of lower volumes, profit from operations was unfavorably impacted by the continued increase in polypropylene costs during the first quarter 2005.  Severance charges of $0.6 million were recognized in the quarter, an increase of $0.2 million from the same period last year, reflecting further actions to improve productivity and reduce cost.

FiberVision’s polypropylene costs appear to have leveled off after the first quarter 2005 and are projected to decline over the near term. The commercial introduction of a new polypropylene fiber, targeted as an alternative to rayon for the disposable wipes market, should lead to sales growth and margin improvements.

Pinova’s net sales in the first quarter increased 7% to $25.6 million compared to the first quarter 2004.  The loss from operations was $2.8 million compared with a loss of $2.0 million in the first quarter of 2004.  The net sales increase was driven by a 5% favorable impact from the increase in prices and a 3% favorable effect from product mix partially offset by 1% unfavorable impact from lower volumes.  Results of operations were negatively impacted by higher raw material and energy costs that were partially offset by increased sales prices.  Severance charges of $1.5 million also had an unfavorable impact on operations in the first quarter of 2005.

Pinova anticipates implementation of additional productivity initiatives, price increases and efforts to optimize sales mix.

Corporate reconciling items include net operating charges and benefits that were not directly related to the business segments.  The charges typically appear in other operating expense, net, although the 2005 accelerated vesting of stock-based compensation was included in Selling. general and administrative expenses and a portion of the 2004 Corporate items was included in Cost of sales.  The table below reflects the components of Corporate items.

	Three Months Ended March 31,
(Dollars in millions)	2005	2004
Accelerated vesting of stock-based compensation for retirement eligible employees	$2.8	$—
Severance and restructuring costs (corporate functions)	0.7	—
Consulting charges related to legacy issues	0.8	—
Nitrocellulose facility shutdown costs	—	2.3
Special executive pension adjustments	—	0.9
Other miscellaneous charges (gains), net	(0.1)	0.1

Corporate items – net expense	$4.2	$3.3

Corporate items for the quarter ended March 31, 2005 resulted in a net expense of $4.2 million versus $3.3 million net expense in 2004.  The first quarter of 2005 included a $2.8 million charge to accelerate the vesting of stock-based compensation of retirement eligible employees, $0.7 million in corporate severance accruals and $0.8 million of consulting charges related to legacy issues, whereas the first quarter of 2004 included $2.3 million related to the shutdown of the former Nitrocellulose facility and $0.9 million for a special executive pension adjustment.

Interest and debt expense of $22.2 million was $8.2 million lower than the $30.4 million recognized in the first quarter of 2004, reflecting reduced outstanding debt balances and lower interest rates on our bank debt facilities.  The lower debt balances resulted from the continued repurchase of our 11.125% senior notes and reduced interest rates as a result of the April 2004 refinancing of our Senior Credit Facility.

Other expense, net was $21.1 million in the quarter ended March 31, 2005 compared to $17.4 million in 2004.  The amount for 2005 consists primarily of a $14.8 million charge for environmental litigation issues (see note 13), a $4.5 million loss on the repurchase of the 11.125% senior notes, $0.5 million for the write-off of unamortized debt issuance costs, and $2.3 million expensed for asbestos-related legal costs.  The 2004 amount primarily consists of a $6.5 million loss on the repurchase of the 11.125% senior notes, $6.6 million for a legal settlement and accruals, $2.0 million for asbestos-related legal costs, a $1.0 million write-off of unamortized debt issuance costs and a $1.0 million charge for other environmental costs.

The Company recognized a $26.0 million gain on the sale of its minority interest in CP Kelco ApS during the first quarter of 2004.

Financial Condition

Liquidity and financial resources: Net cash used in operations was $30.3 million for the three months ended March 31, 2005 compared to $37.0 million for the comparable period in 2004.  The Company contributed $40.0 million to the U.S. defined benefit pension plan in both the first quarter of 2005 and 2004.  In addition, first quarter 2005 uses of cash included asbestos payments of $8.1 million, tax payments of $19.9 million, interest payments of $14.4 million and $4.5 million in premiums associated with the Company’s repurchase of $25.8 million of its outstanding 11.125% senior notes.  These payments were partially offset by the receipt of $21.3 million of reimbursements during the first quarter of 2005 from the Company’s asbestos insurance trusts and insurers.  During the first quarter of 2004, cash used in operations included higher payments for interest and debt expenses and asbestos, which were $21.5 million and $12.2 million, respectively.

Net cash used in investing activities was $10.3 million in the first quarter of 2005 compared to $17.3 million provided by investing activities in 2004.  First quarter 2005 cash used in investing is primarily due to capital expenditures of $10.5 million.  The comparative 2004 cash flows included $27.0 million of gross proceeds on the Company’s sale of its minority interest in CP Kelco ApS and was partially offset by $10.0 million in capital expenditures.

Net cash used in financing activities was $29.5 million and $38.1 million, respectively, for the three months ended March 31, 2005 and 2004.  The Board of Directors has authorized the Company, from time to time, subject to market conditions and provisions of the Company’s credit agreement, to repurchase up to $200 million of its outstanding indebtedness.  During the first quarter of 2005, the Company repurchased $25.8 million (book value) of the 11.125% senior notes for $30.3 million, recording a loss of $4.5 million.  Similarly, the 2004 cash flows included the repurchase of $33.1 million (book value) of the 11.125% senior notes for $39.6 million, resulting in a $6.5 million loss.  In April and through May 6, 2005, the Company repurchased an additional $9.9 million (book value) of the 11.125% senior notes at a cost of $11.3 million.

Commitments

The Company’s contractual commitments as of March 31, 2005 are summarized as follows:

	Payments Due by Period(1)
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Debt obligations	$1,208.3	$26.8	$211.9	$9.0	$960.6
Operating lease obligations	126.8	19.3	34.1	36.0	37.4
Purchase obligations	1.3	1.3	—	—	—
Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP(2)	481.4	88.8	78.6	62.8	251.2

Total contractual cash obligations	$1,817.8	$136.2	$324.6	$107.8	$1,249.2

(1)

Does not include the anticipated future interest payments to be made under the Company’s current debt agreements; however, based upon current indebtedness and interest rates at March 31, 2005, such obligations would be approximately $84.8 million through March 31, 2006, $84.5 million through March 31, 2007, $84.1 million through March 31, 2008, $61.7 million through March 31, 2009, $61.5 million through March 31, 2010 and $867.5 million thereafter.  A one percent increase or decrease in the LIBOR rate would have an impact of approximately plus or minus $4.0 million on the Company’s interest payments in each of the next five years.

(2)

Includes amounts related to asbestos-related matters, asset retirement obligations, and workers compensation claims.  Due to the dynamic nature of asbestos litigation, it is impractical to determine the anticipated payments in any given year.  Therefore, the non-current asbestos-related liability of $205.4 million has been reflected in the “after five years” column.

Capital expenditures during 2005 are projected to be approximately $70 million, of which approximately 85% will be allocated to the Performance Products segment.  Approximately 40% of the capital expenditures is budgeted for ongoing environmental, safety and maintenance matters.  The remainder of budgeted spending is primarily for cost savings, process improvement and capacity expansion projects.

The Company projects cash flows from operations will be sufficient to meet its investing and financing requirements in the next several years.

Risk Factors

Indebtedness

As of March 31, 2005, the Company’s total debt was approximately $1,208.3 million, of which 66% was fixed rate indebtedness.  The Company’s indebtedness has significant consequences.  For example, it could: increase the Company’s vulnerability to economic downturns and competitive pressures; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industries in which it operates or in pursuing attractive business opportunities requiring debt financing; place the Company at a disadvantage to its competitors that have less debt; and limit the Company’s ability to borrow additional funds due to restrictive covenants.

The Senior Credit Facility and the indentures governing the 11.125% senior notes and the 6.75% senior subordinated notes, which together account for a large portion of the Company’s debt, contain numerous restrictive covenants, including, among other things, covenants that limit the Company’s ability to: borrow money and incur contingent liabilities; make dividend or other restricted payments; use assets as security in other transactions; enter into transactions with affiliates; enter into new lines of business; issue and sell stock of restricted subsidiaries; sell assets or merge with or into other companies and make capital expenditures.  In addition, the Senior Credit Facility requires the Company to meet financial ratios and tests, including maximum leverage and interest coverage levels.  These restrictions could limit the Company’s ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict corporate activities.

The Company’s ability to comply with the covenants and other terms of the Senior Credit Facility and the indentures governing the senior notes and senior subordinated notes and to satisfy these and other debt obligations will depend upon the Company’s current and future performance.  The Company’s performance is affected by general economic conditions and by financial, competitive, political, business and other factors, many of which are beyond the Company’s control.  The Company believes that the cash generated from its business will be sufficient to enable the Company to comply with the covenants and other terms of the Senior Credit Facility and the indentures governing the Company’s senior notes and senior subordinated notes and to make debt payments as they become due.

The Company and its subsidiaries may incur additional indebtedness in the future.  As of March 31, 2005 the Company had a $550.0 million Senior Credit Facility with a syndicate of banks.  Under the Senior Credit Facility, the Company has a $150.0 million revolving credit agreement of which $81.2 million is available and a $400.0 million term loan that has an outstanding balance of $396.0 million.  The Company also has the ability under this facility, subject to lender approval, to borrow an additional $250.0 million in the form of an incremental loan.  If new indebtedness is added to the Company’s current indebtedness levels, the risks described above could increase.

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

The Company’s derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments.  At March 31, 2005 the net market value of these combined instruments was a liability of $1,218.0 million.  The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant.  A 100-basis point increase in interest rates at March 31, 2005 would result in a $69.2 million decrease in the net market value of the liability.  A 100-basis point decrease in interest rates at March 31, 2005 would result in a $72.4 million increase in the net market value of the liability.

Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and represent a net liability position of $2.6 million at March 31, 2005.  The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.  A 10% strengthening of the U.S. dollar versus other currencies at March 31, 2005 would result in a $6.1 million increase in the net liability position while a 10% weakening of the dollar versus all currencies would result in a $5.9 million decrease in the net liability position.

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

The Company has not designated any derivative as a hedge instrument under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and, accordingly, changes in the fair value of derivatives are recorded each period in earnings.

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

Hercules has been identified as a potentially responsible party (“PRP”) by U.S. federal and state authorities, or by private parties seeking contribution for the cost of environmental investigation and/or cleanup at numerous sites.  The actual costs for these matters will depend upon numerous factors, including the number of parties found responsible at each environment site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 or more years.  While it is not feasible to predict the outcome for all pending environmental matters, the ultimate resolution of one or more of these environmental matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

Environmental remediation expenses are funded from internal sources of cash.  Such expenses are not expected to have a significant effect on the Company’s ongoing liquidity.  Environmental cleanup costs, including capital expenditures for ongoing operations, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows.

Litigation

The Company is involved in litigation arising out of or incidental to the conduct of its business.  Such litigation typically falls within the following broad categories:  environmental; antitrust; commercial; intellectual property; labor and employment; personal injury; property damage; product liability; and toxic tort.  These matters typically seek unspecified or large monetary damages or other relief.  While it is not feasible to predict the outcome of all pending matters, the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period (see Note 13).

Pension

The assets and liabilities associated with the Company’s defined benefit plans are subject to interest rate and market risk.  A 100-basis point decrease or increase in the discount rate will increase or decrease the ABO and projected benefit obligations by approximately $157.0 million and $163.0 million, respectively.  A 100-basis point decrease or increase in the assumed rate of return will increase or decrease the estimated 2005 U.S. pension and postretirement expense by approximately $11.0 million.

Indemnifications

In connection with the sale of certain Company assets or businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale.  These indemnifications typically pertain to environmental, tax, employee and/or product-related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend and/or indemnify the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations.  The carrying amount recorded for all indemnifications as of March 31, 2005 was $40.0 million.  Although it is possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

Recent Accounting Pronouncements

On April 14, 2005, the Securities and Exchange Commission (“SEC”) issued a new rule that allows companies to implement Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Previously, the Company disclosed that it expected to adopt SFAS 123R effective July 1, 2005 as required. In light of the SEC’s ruling, the Company now plans to adopt SFAS 123R effective January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In addition, the Company expects to continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees.

Beyond those restricted stock and stock option awards previously granted, the Company cannot predict with certainty the impact of SFAS 123R on the consolidated financial statements as the type and amount of such awards are determined on an annual basis and encompass a potentially wide range depending upon compensation decisions made by the Human Resources Committee of the Company’s Board of Directors. SFAS 123R also requires the benefits of tax deductions in excess of compensation cost recognized in the financial statements to be reported as a financing cash flow, rather than as an operating cash flow as currently required under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”).  This requirement, to the extent it exists, will decrease net operating cash flows and increase net financing cash flows in periods subsequent to adoption.  The Company cannot estimate what those amounts will be in the future, because they depend on, among other things, when employees exercise stock options.

On March 30, 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional upon a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional despite uncertainty regarding the timing or method of settlement, including those that may be conditional on a future event. Accordingly, entities are required to recognize a liability for a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation is considered available.

The Company is currently in the process of evaluating the requirements of FIN 47 as it applies, primarily, to active manufacturing and other facilities as well as individual components of those facilities. The Company previously recognized obligations associated with certain of its inactive facilities in accordance with SFAS 143 in 2003. At this time the Company is not in a position to provide a meaningful range of estimates of any conditional asset retirement obligations required to be recognized in accordance with FIN 47. To the extent any conditional asset retirement obligations are identified, the Company will recognize the cumulative effect of initial application of FIN 47 as a change in accounting principle.  The Company plans to continue its evaluation process to ensure that adoption will be completed prior to the effective date of December 31, 2005.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses the views of the SEC Staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements.  The Company believes that the views provided in SAB 107 are consistent with the approach taken in the valuation and accounting associated with share-based compensation issued in prior periods as well as those issued during the first quarter of 2005.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: ability to generate cash, changes resulting from ongoing reviews of tax liabilities ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, ability to raise product prices, business climate, business performance, changes in tax laws or regulations and related liabilities, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates and exchange control regulations, foreign investment laws, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, legislative changes, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, the financial capacity of settling insurers, the impact of increased accruals and reserves for such exposures, the outcome of litigation and appeals and adverse changes in economic and political climates around the world, including terrorist activities, international hostilities, governmental instabilities and potential natural disasters.  Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements.  As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission.  The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions identify forward-looking statements.  This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update except as may be required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For discussion of quantitative and qualitative disclosure about market risk, see “Risk Factors” under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of March 31, 2005.  Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings

For information related to Legal Proceedings, see Note 13 to the Consolidated Financial Statements, which is hereby incorporated by reference.

Item 6.            Exhibits

(a)	Exhibits

Please see the exhibits listed on the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERCULES INCORPORATED

By:	/s/ Allen A. Spizzo
Allen A. Spizzo
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly
Authorized Signatory)
May 6, 2005

EXHIBIT INDEX

Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer

32.1*	Section 1350 Certification of President and Chief Executive Officer

32.2*	Section 1350 Certification of Vice President and Chief Financial Officer

*  Filed herewith