Form 10-Q
period 2005-06-30
HERCULES INC
filed 2005-08-05
CIK 46989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005
Commission file number 1-496

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

Yes:                         ☒                                    No: ☐

As of July 29, 2005, 112,773,286 shares of registrant’s common stock were outstanding.

Hercules Incorporated

TABLE OF CONTENTS

Part I - Financial Information
Item 1. Consolidated Financial Statements
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Comprehensive (Loss) Income
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
Results of Operations
Interest Expense, Other Expense, net and Income Taxes
Critical Accounting Estimates
Financial Condition
Risk Factors
Indemnifications
Recent Accounting Pronouncements
Forward-Looking Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II - Other Information
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
Signature
Exhibit Index

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

HERCULES INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$538.6	$510.5	$1,043.7	$985.4
Cost of sales (Note 4)	355.3	325.5	696.8	630.6
Selling, general and administrative expenses (Note 4)	99.9	97.9	199.7	195.8
Research and development	10.0	11.7	20.4	22.2
Intangible asset amortization (Note 5)	2.0	2.1	4.0	4.0
Other operating expense, net (Note 7)	10.4	8.7	20.4	21.6
Profit from operations	61.0	64.6	102.4	111.2
Interest and debt expense	22.8	29.4	45.0	59.8
Gain on sale of CP Kelco ApS	—	—	—	(26.0)
Other expense, net (Note 8)	25.8	26.4	46.9	43.8
Income before income taxes and equity (loss) income	12.4	8.8	10.5	33.6
Provision (benefit) for income taxes (Note 16)	3.0	4.8	(3.9)	3.1
Income before equity (loss) income	9.4	4.0	14.4	30.5
Equity (loss) income of affiliated companies, net of tax	(0.2)	0.1	(0.3)	(0.1)
Net income	$9.2	$4.1	$14.1	$30.4

Basic and diluted earnings per share (Note 6)
Basic earnings per share	$0.08	$0.04	$0.13	$0.28
Diluted earnings per share	$0.08	$0.04	$0.13	$0.28

Weighted-average number of shares - basic (millions)	108.8	107.6	108.6	107.2
Weighted-average number of shares - diluted (millions)	110.7	108.4	110.5	108.6

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$59.0	$126.5
Accounts receivable, net (Note 4)	343.1	346.7
Inventories (Note 4)	201.9	189.4
Deferred income taxes	77.4	44.8
Asbestos-related assets (Note 13)	—	6.3
Other current assets	50.9	58.6
Total current assets	732.3	772.3

Property, plant, and equipment, net (Note 4)	644.4	695.4
Deferred income taxes	118.5	121.9
Asbestos-related assets (Note 13)	137.7	162.5
Deferred charges and other assets	219.9	245.5
Intangible assets, net (Note 5)	158.3	162.3
Goodwill, net (Note 5)	526.0	550.3
Total assets	$2,537.1	$2,710.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$190.5	$197.8
Accrued expenses	211.9	217.2
Asbestos-related liabilities (Note 13)	46.8	46.8
Current debt obligations (Note 10)	22.5	29.8
Total current liabilities	471.7	491.6

Long-term debt (Note 10)	1,152.6	1,210.3
Deferred income taxes	70.5	77.2
Pension obligations	213.0	241.4
Other postretirement benefits	72.4	80.5
Deferred credits and other liabilities	299.6	298.9
Asbestos-related liabilities (Note 13)	196.0	213.4
Total liabilities	2,475.8	2,613.3
Commitments and contingencies (Note 13)

Stockholders’ equity
Series preferred stock	—	—
Common stock, $25/48 par value (shares issued at both 2005 and 2004 – 160.0 million)	83.3	83.3
Additional paid-in capital	551.9	569.2
Unearned compensation	(73.6)	(77.9)
Accumulated other comprehensive losses	(337.6)	(276.4)
Retained earnings	1,535.6	1,521.5
	1,759.6	1,819.7

Reacquired stock, at cost (2005 – 47.2 million shares; 2004 – 47.8 million shares)	1,698.3	1,722.8
Total stockholders’ equity	61.3	96.9
Total liabilities and stockholders’ equity	$2,537.1	$2,710.2

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	(Unaudited)
	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$14.1	$30.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	39.5	37.8
Amortization	12.5	13.4
Deferred income tax provision	12.2	7.5
Gain on disposals	(0.3)	(26.2)
Impairment charges	—	6.5
Write-off of debt issuance costs	1.1	16.0
Other non-cash charges and credits	5.6	6.3
Accruals and deferrals of cash receipts and payments:
Accounts receivable	(10.7)	(35.1)
Inventories	(20.9)	(4.4)
Asbestos-related assets, current	6.3	—
Other current assets	6.6	17.2
Asbestos-related assets, non-current	26.3	—
Accounts payable and accrued expenses	(2.1)	(6.9)
Income taxes payable	(20.9)	(33.1)
Pension and postretirement benefits	(31.3)	(25.9)
Asbestos-related liabilities	(17.4)	(26.3)
Non-current assets and liabilities	(0.6)	(11.7)
Net cash provided by (used in) operating activities	20.0	(34.5)
Cash Flows from Investing Activities:
Capital expenditures	(25.9)	(30.5)
Proceeds from sale of minority interest in CP Kelco ApS	—	27.0
Proceeds of investment and fixed asset disposals	3.2	0.3
Other, net	—	1.6
Net cash used in investing activities	(22.7)	(1.6)
Cash Flows from Financing Activities:
Long-term debt proceeds	—	650.2
Long-term debt repayments	(62.4)	(637.0)
Change in short-term debt	(0.9)	(0.5)
Payment of debt issuance costs and underwriting fees	—	(7.8)
Treasury stock issued	2.3	0.8
Other	(0.3)	—
Net cash (used in) provided by financing activities	(61.3)	5.7

Effect of exchange rate changes on cash	(3.5)	(0.9)
Net decrease in cash and cash equivalents	(67.5)	(31.3)
Cash and cash equivalents - beginning of period	126.5	126.3
Cash and cash equivalents - end of period	$59.0	$95.0
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest and debt expense	$44.2	$51.8
Income taxes	3.8	29.5
Non-cash investing and financing activities:
Incentive and other employee benefit stock plan issuances	10.8	12.5

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in millions)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$9.2	$4.1	$14.1	$30.4
Foreign currency translation	(39.6)	(3.1)	(65.0)	(14.4)
Decrease (increase) in additional minimum pension liability due to foreign currency translation	2.1	(0.1)	3.8	(0.1)
Comprehensive (loss) income	$(28.3)	$0.9	$(47.1)	$15.9

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share amounts)

(Unaudited)

1.                                      Basis of Presentation

The interim consolidated financial statements and the notes to the consolidated financial statements of Hercules Incorporated (“Hercules” or the “Company”) are unaudited as of and for the three and six months ended June 30, 2005 and 2004, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of Hercules’ financial position and results of operations for the interim periods.  These consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules’ Annual Report on Form 10-K for the year ended December 31, 2004.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$9.2	$4.1	$14.1	$30.4
Add: Stock-based compensation, net of tax, included in reported results	1.4	0.9	4.3	1.5
Deduct: Stock-based compensation, net of tax, determined under the fair value based method for all awards	1.5	1.1	4.8	2.7
Pro forma net income	$9.1	$3.9	$13.6	$29.2

Earnings per share:
Basic - as reported	$0.08	$0.04	$0.13	$0.28
Basic - pro forma	$0.08	$0.04	$0.13	$0.27
Diluted - as reported	$0.08	$0.04	$0.13	$0.28
Diluted - pro forma	$0.08	$0.04	$0.12	$0.27

3.                                      Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  On April 14, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01 of Regulation S-X that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as originally required.  Accordingly, the Company now plans to adopt SFAS 123R effective January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.  In addition, the Company expects to continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees.

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

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses the views of the SEC Staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements.  The Company believes that the views provided in SAB 107 are consistent with the approach taken in the valuation and accounting associated with share-based compensation issued in prior periods as well as those issued during 2005.

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

The Company is currently in the process of evaluating the requirements of FIN 47 as it applies, primarily, to active manufacturing and other facilities as well as individual components of those facilities.  The Company previously recognized obligations primarily associated with certain of its inactive facilities in accordance with SFAS 143 in 2003. At this time the Company is not in a position to provide a meaningful range of estimates of any conditional asset retirement obligations required to be recognized in accordance with FIN 47.  To the extent any conditional asset retirement obligations are identified, the Company will recognize the cumulative effect of the initial application of FIN 47 as a change in accounting principle.  The Company plans to continue its evaluation process to ensure that adoption will be completed prior to the effective date of December 31, 2005.

On June 1, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”).  SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle.  SFAS 154 applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement that do not otherwise include specific transition provisions.  Previously, most changes in accounting principle were required to be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of a change in accounting principle as if that principle had always been used.  In addition, SFAS 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change while indirect effects should be recognized in the period of the accounting change.  SFAS 154 will be effective for fiscal years beginning after December 15, 2005.  The impact of the adoption of SFAS 154 will depend upon the nature of accounting changes the Company may initiate in future periods, if any.

4.                                      Additional Balance Sheet and Statement of Operations Detail

	June 30, 2005	December 31, 2004
Accounts receivable, gross	$347.7	$351.4
Allowance for doubtful accounts	(4.6)	(4.7)
Accounts receivable, net	$343.1	$346.7

Inventories:
Finished goods	$105.2	$95.2
Raw materials	68.2	64.9
Supplies	28.5	29.3
	$201.9	$189.4

Property, plant and equipment:
Land	$18.8	$19.6
Buildings and equipment	1,955.1	1,998.9
Construction in progress	42.0	70.8
	2,015.9	2,089.3
Accumulated depreciation and amortization	(1,371.5)	(1,393.9)
Property, plant and equipment, net	$644.4	$695.4

Cost of sales and Selling, general and administrative expenses include depreciation expense relating to continuing operations totaling $19.3 million and $19.1 million for the three months ended June 30, 2005 and 2004, respectively and $38.6 million and $37.8 million for the six months ended June 30, 2005 and 2004, respectively.  Charges of $0.4 million and $0.9 million related to the accelerated depreciation expense of the Barneveld research facility have been included in Other operating expense, net for the three and six months ended June 30, 2005, respectively (see Note 9).

5.                                      Goodwill and Other Intangible Assets

The following table shows changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2005.

	Performance Products	Engineered Materials and Additives	Total
Balance, December 31, 2004	$465.4	$84.9	$550.3
Foreign currency translation	(24.3)	—	(24.3)
Balance, June 30, 2005	$441.1	$84.9	$526.0

The following table provides information regarding the Company’s other intangible assets with finite lives:

	Customer Relationships	Trademarks and Tradenames	Other Intangibles	Total
Gross carrying amount
Balance, December 31, 2004	$90.0	$73.9	$52.5	$216.4
Balance, June 30, 2005	90.0	73.9	52.5	216.4

Accumulated amortization
Balance, December 31, 2004	$13.9	$11.5	$28.7	$54.1
Balance, June 30, 2005	15.1	12.5	30.5	58.1

Total amortization expense for Other intangible assets was $2.0 million and $2.1 million for the three months ended June 30, 2005 and 2004, respectively, and $4.0 million for each of the six month periods ended June 30, 2005 and 2004.  Estimated amortization expense is $8.0 million for 2005, $7.8 million for both 2006 and 2007, $7.4 million for 2008, $6.1 million for 2009 and $5.9 million for 2010.

6.                                      Earnings Per Share

The following tables show the amounts used in computing basic and diluted earnings per share and the weighted-average number of shares of basic and diluted common stock:

	Three Months Ended June 30,
	2005		2004
	Income	Earnings Per Share	Income	Earnings Per Share
Basic earnings per share:
Net income	$9.2	$0.08	$4.1	$0.04
Weighted-average number of basic shares	108.8		107.6
Diluted earnings per share:
Net income	$9.2	$0.08	$4.1	$0.04
Weighted-average number of diluted shares	110.7		108.4

	Six Months Ended June 30,
	2005		2004
	Income	Earnings Per Share	Income	Earnings Per Share
Basic earnings per share:
Net income	$14.1	$0.13	$30.4	$0.28
Weighted-average number of basic shares	108.6		107.2
Diluted earnings per share:
Net income	$14.1	$0.13	$30.4	$0.28
Weighted-average number of diluted shares	110.5		108.6

For the three months ended June 30, 2005 and 2004, the Company had convertible subordinated debentures, stock options and restricted stock, which were convertible into approximately 1.9 million and 0.8 million shares, respectively, of common stock.  For the six months ended June 30, 2005 and 2004, the Company had convertible subordinated debentures, stock options and restricted stock, which were convertible into approximately 1.9 million and 1.4 million shares, respectively, of common stock.

The following table shows the number of options and warrants that have been excluded from the computation of diluted earnings per share as their exercise price exceeded their current market value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Options to purchase common stock	7.8	15.7	7.8	14.4
Warrants to purchase common stock	7.1	7.1	7.1	7.1

7.                                      Other Operating Expense, Net

Other operating expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Severance and restructuring costs, net	$9.5	$4.9	$18.1	$6.3
Consulting charges related to legacy issues	—	—	0.8	—
Asset impairment charges	—	—	—	6.7
Nitrocellulose facility shutdown costs	—	4.0	—	6.3
Special executive pension adjustment	—	0.5	—	1.4
Other, net	0.9	(0.7)	1.5	0.9
	$10.4	$8.7	$20.4	$21.6

8.                                      Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Environmental	$1.1	$0.8	$17.0	$1.8
Loss on repurchase of debt	4.7	21.3	9.7	28.8
Asbestos-related costs	2.0	4.8	3.7	6.8
Other litigation settlements and accruals	16.1	0.4	16.5	7.0
Other, net	1.9	(0.9)	—	(0.6)
	$25.8	$26.4	$46.9	$43.8

9.                                      Severance, Restructuring and Other Exit Costs

During the three months ended June 30, 2005, the Company announced personnel reductions of approximately 109 employees under its Severance Pay Plan and Dismissal Wage Plan (“Dismissal Plans”) bringing 2005 year-to-date total reductions to approximately 163 employees.  As a result, $7.6 million and $15.0 million, respectively, was recognized in Other operating expense, net for the three and six months ended June 30, 2005. Of the year-to-date charges, $9.4 million, $2.0 million and $3.6 million related to the Performance Products segment, the Engineered Materials and Additives segment, and Corporate, respectively.

In 2004, the Company announced its intent to close its European research facility located in Barneveld, The Netherlands, which has approximately 60 employees.  The severance and termination agreements, which constitute one-time termination benefits, were approved by the local works council during the quarter ended March 31, 2005.  The Company intends to terminate approximately two-thirds of the employees and offer relocation to the remainder.  The termination and exit costs are subject to the accounting requirements of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  Accordingly, the estimated liability of approximately $3.7 million associated with the exit and closure of the research facility is being recognized ratably to Other operating expense, net over a ten-month period from the communication date through the anticipated closure in September 2005.  Year-to-date charges of approximately $3.0 million and $0.1 million were recognized by the Performance Products segment and the Engineered Materials and Additives segment, respectively.

Cash payments for severance and restructuring during the three and six months ended June 30, 2005 were $4.4 million and $6.4 million, respectively.  Current year cash payments through June 30, 2005 include $0.5 million for severance under the Company’s 2001 restructuring plan,  $5.7 million for severance liabilities recognized under the Company’s Dismissal Plans, and $0.2 million for SFAS 146 restructuring obligations.

A consolidated reconciliation of activity with respect to the liabilities for these plans is as follows:

Balance, December 31, 2004	$5.8

Additional termination costs recognized	15.0
Charges for SFAS 146 terminations and relocations	3.1
Cash payments	(6.4)
Other, including foreign currency translation	(0.4)
Balance, June 30, 2005	$17.1

The balance at June 30, 2005 comprises $1.4 million pertaining to the continuing benefit payment streams under the 2001 restructuring plan, $12.5 million related to other severance benefits accounted for under the Company’s Dismissal Plans and $3.2 million associated with SFAS 146 restructuring liabilities.

10.                               Debt

A summary of debt follows:

	June 30, 2005	December 31, 2004

Term B Loan due 2010	$395.0	$397.0
6.60% notes due 2027	100.0	100.0
Term notes at various rates from 2.92% to 7.16% due in varying amounts through 2006	18.1	27.8
11.125% senior notes due 2007	173.2	226.0
6.75% senior subordinated notes due 2029	250.0	250.0
8% convertible subordinated debentures due 2010	2.6	2.6
6.50% junior subordinated deferrable interest debentures due 2029	229.4	229.0
Other	6.8	7.7
	1,175.1	1,240.1
Less: Current debt obligations	22.5	29.8
Long-term debt	$1,152.6	$1,210.3

During the three months ended June 30, 2005, the Company acquired $27.0 million (book value) of the 11.125% senior notes for $31.1 million pursuant to the debt repurchase program authorized by the Board of Directors in October 2004.  The Company recognized a loss of $4.1 million on the repurchase and a $0.6 million non-cash expense for the write-off of the unamortized debt issuance costs related to the repurchased debt.  For the six months ended June 30, 2005, the Company has repurchased $52.8 million (book value) of the 11.125% senior notes for $61.4 million.  The Company has recognized year-to-date losses of $8.6 million on this repurchased debt and $1.1 million of non-cash expenses for the write-off of related unamortized debt issuance costs.  During July 2005 the Company acquired an additional $7.1 million (book value) of the 11.125% senior notes for $8.1 million.

As of June 30, 2005 the weighted-average interest rate on the Term B Loan, which bears interest at LIBOR + 1.75%, was 4.89%.

As of June 30, 2005, $81.2 million of the $150.0 million Revolving Facility under the Company’s Senior Credit Facility was available for use.  The Company had $68.8 million of outstanding letters of credit associated with the Revolving Facility at June 30, 2005.  During June 2005 the Senior Credit Facility was amended to reduce the interest rate on the Revolving Facility to LIBOR + 1.25%.

At June 30, 2005, Hercules had available and unused foreign lines of credit totaling $23.4 million.

The Company’s Senior Credit Facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio (“leverage ratio”) and an interest coverage ratio and established limitations on the permitted amount of capital expenditures.

11.                               Pension and Other Postretirement Benefits

The following tables set forth the consolidated net periodic pension and other postretirement benefit costs recognized for the three and six months ended June 30, 2005 and 2004.

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net periodic benefit cost:
Service cost	$4.8	$5.5	$9.9	$10.4
Interest cost	24.5	26.8	50.8	50.5
Expected return on plan assets	(28.4)	(31.4)	(58.6)	(58.0)
Amortization and deferrals	0.6	1.0	1.1	2.1
Special benefits	—	—	—	0.9
Actuarial losses recognized	9.8	10.1	19.6	18.5
	$11.3	$12.0	$22.8	$24.4

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net periodic benefit cost:
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	2.6	3.2	5.2	6.6
Amortization and deferrals	(2.1)	(2.2)	(4.2)	(4.6)
Actuarial losses recognized	1.3	1.8	2.6	3.8
	$2.0	$3.0	$4.0	$6.2

Total contributions expected to be made to the Company’s plans during 2005 are $45.0 million, including $40.0 million in voluntary contributions made to the U.S. defined benefit plan in January 2005.

12.                               Asset Retirement Obligations

The following table provides a reconciliation of the changes in the asset retirement obligations (“ARO”) during the period.

	SFAS 143 ARO Sites	Non-SFAS 143 Sites	Total
Balance, January 1, 2005	$96.3	$2.8	$99.1

Liabilities incurred	0.9	14.9	15.8
Accretion	1.0	—	1.0
Settlement payments	(3.8)	(0.3)	(4.1)
Foreign currency translation	(0.7)	—	(0.7)
Balance, June 30, 2005	$93.7	$17.4	$111.1

13.                               Commitments and Contingencies

Guarantees

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), disclosure about each group of guarantees is provided below:

Indemnifications

In connection with the sale of Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sale transactions and business activities prior to the ultimate closing of the sale.  The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend, and/or indemnify the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions and limitations.  The carrying amount recorded for indemnifications as of June 30, 2005 was $40.0 million.

In addition, in connection with these transactions, the Company has generally provided indemnifications on general corporate matters such as ownership of the relevant assets, the power and corporate authority to enter into transactions and the satisfaction of liabilities not assumed by the buyer.  These indemnifications generally have indefinite terms.

As noted in greater detail in the Litigation section of this note, the Company has entered into comprehensive settlement agreements with each of its asbestos insurance carriers.  Under the terms of these agreements and in exchange for payments received and to be received from the insurance carriers, the Company has released and agreed to indemnify the released insurers from claims asserted under its cancelled policies.

Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.  Generally, there are no specific recourse provisions.  At June 30, 2005, the Company had approximately $0.5 million in cash held in escrow as collateral.

In addition, the Company provides certain indemnifications in the ordinary course of business such as product, patent and performance warranties in connection with the manufacture, distribution and sale of its products and services.  Due to the nature of these indemnities, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

Debt Obligations

The Company has directly guaranteed up to $44.3 million of various obligations under agreements with third parties related to subsidiaries and affiliates of which $20.7 million was outstanding at June 30, 2005.  The outstanding balance reflects guarantees of $11.0 million related to the debt of FiberVisions A/S that matures at various dates through 2006, $2.8 million related to the debt of Shanghai Hercules Chemical that expires this year, $4.2 million related to a foreign-based pension plan with an indefinite term, $0.7 million related to the debt of Hercules Trading (Shanghai) and $2.0 million related to the debt obligations of previously disposed operations that expire in 2007.  In addition to the aforementioned $4.2 million guarantee, the Company has provided approximately $2.6 million in collateral through a mortgage security related to the pension plan liability.  Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.

Intercompany Guarantees

The Company and its subsidiaries have authorized intercompany guarantees between and among themselves, which aggregate approximately $198.0 million of which $165.3 million was outstanding at June 30, 2005.  These guarantees relate to intercompany loans used to facilitate normal business operations and have been eliminated from the Company’s Consolidated Financial Statements.

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

The range of the reasonably possible share of costs for the investigation and cleanup of current and former operating sites, and other locations where the Company may have a known liability, is between $111.1 million and $223.2 million.  In accordance with generally accepted accounting principles, the Company has accrued a liability of $111.1 million at June 30, 2005, representing the low end of the range, since no amount within the range is a better estimate than any other amount (see Note 12).  This accrued liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs.

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

On February 8, 2000, the District Court issued a final judgment on the allocation between Hercules and Uniroyal finding Uniroyal liable for 2.6% and Hercules liable for 97.4% of the costs at issue.  Hercules timely appealed that judgment.  Oral argument on both appeals was held before the United States Court of Appeals for the Eighth Circuit on June 12, 2000.  On April 10, 2001, the Appeals Court issued an opinion in the consolidated appeals described above.  In that opinion, the Appeals Court reversed the District Court’s decision which had held Hercules jointly and severally liable for costs incurred and to be incurred at the Jacksonville site, and remanded the case back to the District Court for several determinations, including a determination of whether the harms at the site giving rise to the government’s claims were divisible.  The Appeals Court also vacated the District Court’s allocation decision holding Hercules liable for 97.4% of the costs at issue, ordering that these issues be revisited following further proceedings with respect to divisibility.  Finally, the Appeals Court affirmed the judgment of liability against Uniroyal.

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

By Memorandum Opinion and Order dated March 30, 2005, the District Court largely affirmed its prior findings and prior judgment against the Company and Uniroyal and the prior allocation with respect to the Company and Uniroyal, although the District Court did agree that the Company should not be liable for costs associated with a particular off-site landfill, and held that the judgment should be reduced accordingly.  By Order dated June 6, 2005, the District Court entered a Final Judgment in favor of the United States and against Hercules for $119.3 million of which Uniroyal is jointly and severally liable for $110.4 million.  The Final Judgment also provided that both Hercules and Uniroyal are responsible for any additional response costs incurred or to be incurred by the United States after June 1, 1998, as well as post-judgment interest running from the date of the Final Judgment.  In addition, the District Court re-affirmed its prior allocation holding which allocated 2.6% of the $110.4 million in response costs for which Uniroyal is jointly and severally liable, or $2.9 million, to Uniroyal.  Finally, the Final Judgment found Uniroyal liable to Hercules for 2.6% of the response costs incurred by Hercules of approximately $27.4 million, or $0.7 million.  The Company believes that the District Court committed reversible error in reaching its conclusions and intends to appeal the District Court’s judgment.  As a result of some of the findings set forth by the District Court in its opinion, however, the Company determined that it has a probable and reasonably estimable liability of $14.8 million plus interest and established an accrual in that amount in March 2005.  The Company will continue to accrue interest on this amount until final disposition of the judgment.

Alleghany Ballistics Laboratory

The Alleghany Ballistics Laboratory (“ABL”) is a government-owned facility which was operated by Hercules from 1945 to 1995 under contract with the United States Department of the Navy.  The Navy has notified Hercules that it would like to negotiate with Hercules with respect to certain environmental liabilities which, the Navy alleges, are attributable to Hercules’ past operations at ABL.  During the course of discussions, the Navy has stated that, pursuant to CERCLA, it has spent a total of approximately $25.0 million and expects to spend an additional $44.0 million over the next 10 years.  The Company has conducted an initial investigation of the Navy’s allegations, including the basis of the Navy’s claims, and believes the contracts with the government pursuant to which the Company operated ABL may provide the Company with a defense from some or all of the amounts sought.  The Company has exchanged information with the Navy and discussions with the Navy are continuing.  At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported above.

Kim Stan Landfill

Hercules is one of a limited number of industrial companies that have been identified by the EPA as a PRP at the Kim Stan Landfill, near Covington, Virginia.  The EPA is seeking to have the PRPs undertake the remediation of the site at a currently estimated cost of $12.0 million (including EPA oversight charges).  Based on the investigation conducted to date, the Company believes that parties not named by the EPA as PRPs may be responsible for the majority of the costs that have been and will be incurred at the site and intends to seek contribution from those parties to the extent it is required to pay any monies in connection with the site.  The Company is continuing to evaluate the EPA’s allegations and, pending further investigation, is not able to determine its exposure, if any, with respect to this site.

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

As of June 30, 2005, there were approximately 31,670 unresolved claims, of which approximately 965 were premises claims and the rest were products claims.  There were also approximately 1,750 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  In addition, as of June 30, 2005, there were approximately 1,148 claims which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.

Between January 1, 2004 and December 31, 2004, the Company received approximately 8,305 new claims, approximately one third of which were included in “consolidated” complaints naming one hundred or more plaintiffs and a large number of defendants, but providing little information connecting any specific plaintiff’s alleged injuries to any specific defendant’s products or premises.  It is the Company’s belief that a significant majority of these “consolidated” claims will be dismissed for no payment.  Between January 1, 2005 and June 30, 2005, the Company received approximately 2,555 new claims, none of which were in consolidated complaints.

The Company’s primary and first level excess insurance policies that provided coverage for these asbestos-related matters exhausted their products limits at or before the end of July 2003.  Since that time, and not taking into account the impact of the settlements described below, the Company has fully funded the costs associated with the defense and settlement of its asbestos-related liabilities.  From January 1, 2005 through June 30, 2005, the Company spent approximately $21.9 million on these matters, including approximately $17.4 million in settlement payments and approximately $4.5 million for defense costs.

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

In addition, effective October 8, 2004, the Company entered into a comprehensive settlement agreement with respect to certain insurance policies issued by various insurance companies operating in the London insurance market, and by one insurance company located in the United States (the “Second Settlement Agreement”).  Under the terms of the Second Settlement Agreement, in 2005, the Company began to receive payments from the participating insurers which will total approximately $102.2 million over a four-year period ending in 2008.  The payments will be placed by the insurance companies into a trust.  The trust funds have been and are continuing to be used to reimburse the Company for costs it incurs to resolve asbestos claims from and after October 8, 2004.  Any funds remaining in trust subsequent to December 31, 2008 may be used by the Company to pay both asbestos-related claims and non-asbestos related claims.  As of June 30, 2005, $35.2 million of the $102.2 million has been placed into the trust.  While many of the specific terms of the Second Settlement Agreement are confidential, the Second Settlement Agreement generally provides for the payment of money to the Company in exchange for the release by the Company of past, present and future claims under those policies and the cancellation of such policies; and the agreement by the Company to indemnify the released insurers from any such claims asserted under those policies.  In addition, the Second Settlement Agreement provided the United States insurer until December 28, 2004 to elect an alternative payment option that would have modified that insurer’s payment obligations but the United States insurer did not elect to exercise that option.

The Company also reached settlement agreements with additional insurers whose level of participation in the Company’s insurance program is substantially lower than the aggregate participation of the insurers referred to above (the “Other Settlement Agreements”).  Pursuant to the Other Settlement Agreements, the Company has released or partially released its rights to coverage under insurance policies issued by such insurers.  The Other Settlement Agreements originally provided for cash payments to be received by the Company at various times commencing in 2004 and ending in 2011.  During 2004, however, one insurer elected to pre-pay its obligations at a discounted rate.  As a result of that pre-payment and other scheduled 2004 payments, combined with $6.0 million of payments received during the six months ended June 30, 2005, the Company has received all amounts due under the Other Settlement Agreements.

In addition, effective October 13, 2004, the Company reached a confidential settlement agreement with the balance of its solvent excess insurers whereby a significant portion of the costs incurred by the Company with respect to future asbestos product liability claims will be reimbursed, subject to those claims meeting certain qualifying criteria (the “Future Coverage Agreement”).  That agreement is not expected to result in reimbursement to the Company, however, unless and until defense costs and settlement payments for qualifying asbestos products claims paid by the Company subsequent to the effective date of the agreement aggregate to approximately $330 million to $370 million, with the foregoing approximation based on various assumptions, including that there are sufficient qualifying claims to require such payments, that for such qualifying claims the time periods of each claimant’s alleged exposure to asbestos products falls within the time periods covered by the participating insurers’ policies, and that the participating insurers remain solvent and honor their commitments under the terms of the Future Coverage Agreement.  The Company expects that such amounts, if required to be paid, would be paid by the Company using monies from the above settlements and from other sources.  If and when such amounts are paid by the Company, the insurers’ obligations pursuant to the terms of the Future Coverage Agreement would be triggered, and the participating insurers would thereafter be required to pay their allocated share of defense costs and settlement payments for asbestos product liability claims that qualify for reimbursement subject to the limits of their insurance policies, which limits are believed to be sufficient to cover the insurers’ allocated shares of an amount that exceeds the high end of the reasonably possible range of financial exposure described below.  The Company will be responsible for payment of the share of such costs and payments that are not paid by the participating insurers pursuant to the terms of the Future Coverage Agreement, as well as for such costs and payments for those claims that do not qualify for reimbursement under the terms of the Future Coverage Agreement.  Should asbestos reform legislation be passed, some or all of the obligations under the Future Coverage Agreement will be suspended for so long as such legislation remains in effect.

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

Based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that the total monetary recovery under the settlements noted above will cover the majority of the Company’s monetary exposure for its current and estimated future asbestos-related liabilities.  The foregoing, however, assumes that all of the monies received and to be received from the settlements described above will be utilized only for asbestos liabilities.  In fact, due to timing differences between the receipt of cash settlements and the payment of asbestos claims by the Company, the Company has and will likely continue to use some of the proceeds received and to be received from the settlements described above for other corporate purposes.  As a result, from a cash flow perspective, in any particular period of time, the Company may be required to fund some or all of its asbestos-related liabilities using cash flows from operations or sources other than the settlements described above.  Further, as monies received and to be received from the settlements described above are used by the Company, and as the balance remaining on amounts yet to be received from the settlements described above decline, it is likely that there will come a time when the Company will be responsible for payment of all or a majority of such liabilities until such time as the obligations under the Future Coverage Agreement are triggered, at which point in time the Company is expected to share such liabilities with the participating insurers, with it being anticipated that the Company will typically bear a slightly larger share than the participating insurers.  In any period of time, including after obligations under the Future Coverage Agreement are triggered, the amounts paid by the Company in connection with the defense and settlement of asbestos claims versus the amounts funded and to be funded by settlement monies and amounts anticipated to be reimbursed by the Future Coverage Agreement are expected to vary significantly.  Moreover, as described in greater detail below, the Company’s projection of its current and estimated future asbestos-related liabilities may change.  As a result of these and other factors, although the Company believes that the majority of its total monetary exposure will ultimately be covered by the total monetary recovery under the settlements described above, there can be no assurance such will be the case.

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

The foregoing is based on the Company’s assumption that the number of future claims filed per year and claim resolution payments will vary considerably from year-to-year and by plaintiff, disease, venue and other circumstances, but will, when taken as a whole, remain relatively consistent with the Company’s experience to date and will decline as the population of potential future claimants expires due to non-asbestos-related causes.  It is also based on the results of the updated study and the status of the Company’s settlements with its insurers, as described above.  However, the Company recognizes that the number of future claims filed per year and claim resolution payments could greatly exceed those reflected by its past experience and contemplated by the study referenced above, that the Company’s belief of the range of its reasonably possible financial exposure could change as the study referenced above is periodically updated, and that its evaluation of the total payments to be received from its insurers may change depending upon numerous variables including potential legislation and the risk that one or more insurance carriers may refuse or be unable to meet their obligations to the Company.

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

The findings of the updated study referenced above identified a range of the Company’s reasonably possible financial exposure for these asbestos-related matters.  The Company adjusted its accrual for present and future potential asbestos claims before anticipated insurance recoveries at December 31, 2004 to $260.2 million, reflecting the low end of the range noted above in accordance with generally accepted accounting principles (since no amount within the range is a better estimate than any other amount).  There have been no changes made regarding the underlying basis of the asbestos-related assets and liabilities during the six months ended June 30, 2005.

The following table presents the ending balances and balance sheet activity for the Company’s asbestos-related accounts for the six months ended June 30, 2005.

	Balance January 1, 2005	Additional Accruals/ Interest Income	Insurance Recovered/ Liabilities Settled	Reclassifications/ Accretion	Balance June 30, 2005
Asbestos-related assets:
Insurance receivable	$6.3	$(0.3)	$(6.0)	$—	$—
Asbestos-related assets, current	6.3	(0.3)	(6.0)	—	—

Insurance receivable	98.9	—	(35.2)	0.8	64.5
Restricted cash in trust (1)	63.6	0.7	8.9	—	73.2
Asbestos-related assets, non-current	162.5	0.7	(26.3)	0.8	137.7
Total asbestos-related assets	$168.8	$0.4	$(32.3)	$0.8	$137.7
Asbestos-related liabilities:
Asbestos-related liabilities, current	$46.8	$—	$—	$—	$46.8
Asbestos-related liabilities, non-current	213.4	—	(17.4)	—	196.0
Total asbestos-related liabilities	$260.2	$—	$(17.4)	$—	$242.8

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

Of note, in April, May and June 2005, respectively, Georgia, Texas and Florida passed legislation aimed at reforming the way that civil asbestos litigation is handled in the courts of those states.  In general, such legislation establishes medical criteria which define whether a claimant has a physical impairment allegedly caused by exposure to asbestos, and defers the claims of those claimants who have no or minimal physical impairment, while allowing the claims of claimants who have an alleged physical impairment to proceed.  While it is too early to tell what impact these legislative enactments will have, the Company is optimistic that, over time, the net effect will be beneficial, although there can be no assurance that the effect of such laws will be beneficial.  Of the state legislative reforms that have passed to date, the Texas legislation appears to have the most potential significance to the Company because of the number of claims historically filed and currently pending in Texas and the amount of money spent to date to defend and resolve claims filed in Texas.  The Texas legislation, which becomes effective on September 1, 2005, largely applies to claims pending as of or filed after December 1, 2005.  In addition to the medical criteria described above, the Texas legislation also prevents the “bundling” of groups of claims.  While the Company is optimistic that, over time, the net effect of the Texas legislation will be beneficial, there can be no assurance that the effect of such legislation will be beneficial.  Further, the Texas legislation could prompt an acceleration of claims called to trial or for which settlements are demanded in the period prior to December 1, 2005.  The Company is also encouraged by the continued steps being taken in the United States Senate to develop a comprehensive national solution to the asbestos litigation problem.  Should the current proposed version of the Fairness in Asbestos Injury Resolution Act of 2005 (also referred to as the FAIR Act of 2005) become law, civil litigation of asbestos bodily injury lawsuits in state and federal courts would end or abate and would be replaced by a national trust fund.  The Company is closely following federal legislative developments.  While the Company believes that the current version of the FAIR Act of 2005, if enacted into law, would be beneficial, there can be no assurance that the effect of such legislation would be beneficial, nor can there be any assurance that such proposed legislation will be enacted into law.

Composite Products Antitrust and Qui Tam Matters

In August 1999, the Company was sued in an action styled as Cape Composites, Inc. v. Mitsubishi Rayon Co., Ltd., Case No. 99-08260 (U.S. District Court, Central District of California), one of a series of similar purported class action lawsuits brought on behalf of purchasers (excluding government purchasers) of carbon fiber and carbon prepreg in the United States from the named defendants from January 1, 1993 through January 31, 1999.  The lawsuits were brought following published reports of a Los Angeles federal grand jury investigation of the carbon fiber and carbon prepreg industries.  In these lawsuits, plaintiffs allege violations of Section 1 of the Sherman Antitrust Act for alleged price fixing.  In September 1999, these lawsuits were consolidated by the Court into a case captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California  (the “Thomas & Thomas Lawsuit”) with all related cases ordered dismissed.    On May 2, 2002, the Court granted plaintiffs’ Motion to Certify Class.  The Company is named in connection with its former Composites Products Division, which was sold to Hexcel Corporation in 1996.  During the third quarter of 2004, the Company learned that four of its co-defendants had reached settlements with the plaintiffs.  Those settlements were approved by the court on January 31, 2005.  On February 25, 2005, the Company reached a settlement in principle with the plaintiffs for $11.3 million.  On June 10, 2005, that settlement was granted preliminary approval by the Court.  The Company has denied and continues to deny liability to plaintiffs but entered into the settlement to avoid the risks, uncertainties and costs inherent in litigation.  The settlement was agreed to by Hercules without any admission of liability.

Since September 2001, the Company, along with the other defendants in the Thomas & Thomas Lawsuit referred to above, has been sued in nine California state court purported class actions brought on behalf of indirect purchasers of carbon fiber.  In January 2002, these were consolidated into a case-captioned Carbon Fiber Cases I, II, and III, Judicial Council Coordination Proceeding Nos. 4212, 4216 and 4222, Superior Court of California, County of San Francisco.  These actions all allege violations of the California Business and Professions Code relating to alleged price fixing of carbon fiber and unfair competition.  In July 2005, the Company reached an agreement in principle to settle these consolidated actions for a portion of the amount described in the paragraph below entitled “Amounts Accrued for Non-Asbestos Litigation.”  As with the settlement of the Thomas & Thomas Lawsuit described above, the Company has denied and continues to deny liability to plaintiffs, but entered into the settlement to avoid the risks, uncertainties and costs inherent in litigation.  The settlement, which is subject to Court approval, was agreed to by Hercules without any admission of liability.

In June 2002, a purported class action was filed in Massachusetts under the caption Saul M. Ostroff, et al. v. Newport Adhesives, et al., Civil Action No. 02-2385, Superior Court of Middlesex County.  This matter has been brought on behalf of consumers who purchased merchandise manufactured with carbon fiber, and alleges the same types of price fixing activities alleged in the actions described in the previous two paragraphs.  In July 2005, the Company reached an agreement in principle to settle this action for a portion of the amount described in the paragraph below entitled “Amounts Accrued for Non-Asbestos Litigation.”  As with the other settlements described herein, the Company has denied and continues to deny liability to plaintiffs, but entered into the settlement to avoid the risks, uncertainties and costs inherent in litigation.  The settlement was agreed to by Hercules without any admission of liability.

In October 2002, the Company was notified that Horizon Sports Technologies had “opted out” of the Thomas & Thomas Lawsuit referred to above and filed its own suit against Hercules and the other defendants in that action (Horizon Sports Technologies, Inc. v. Newport Adhesives and Composites, Inc., et al., Case No. CV02-8126 FMC (RNEX), U.S. District Court, Central District of California, Western Division).  In late June 2005, the Company reached an agreement in principle to settle this action for a portion of the amount described in the paragraph below entitled “Amounts Accrued for Non-Asbestos Litigation.”  As with the other settlements described herein, the Company has denied and continues to deny liability to plaintiffs, but entered into the settlement to avoid the risks, uncertainties and costs inherent in litigation.  The settlement was agreed to by Hercules without any admission of liability.

Further, in April 2002, a related “Qui Tam” action was unsealed by the U.S. District Court for the Southern District of California.  That action is captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al., (Civil Action No. 99 CV 1557 JM JAH), was filed under seal in 1999, and is a “False Claims” action brought pursuant to the False Claims Act (31 U.S.C. Section 729 et seq.).  In that action, the relators, in the name of the U.S. Government, allege the same price fixing activities which are the subject of the above-described actions.  The relators then allege that those alleged price fixing activities resulted in inflated prices being charged by the defendant carbon fiber manufacturers to defense contractors, who, in turn, submitted claims for payment to the U.S. Government under various government contracts.  It is alleged that those claims for payment were “false claims” because the prices charged for the carbon fiber and carbon prepreg were “fixed” contrary to the laws of the United States.  In late June 2005, the Company reached an agreement in principle to settle this action for a portion of the amount described in the paragraph below entitled “Amounts Accrued for Non-Asbestos Litigation.”  The settlement is subject to government approval.  As with the other settlements described herein, the Company has denied and continues to deny liability to plaintiffs, but entered into the settlement to avoid the risks, uncertainties and costs inherent in litigation.  The settlement was agreed to by Hercules without any admission of liability.

In December 2004, the Company filed a lawsuit against Hexcel Corporation (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, Index No. 04/604098) seeking indemnification for the composite products and Qui Tam lawsuits described above.  The lawsuit is based on the terms of the purchase and sale agreement by which the Company sold to Hexcel Corporation its Composite Products Division in 1996.  In response, Hexcel Corporation has denied liability and has filed a counter-claim also seeking indemnification.  That lawsuit is proceeding through discovery.

In connection with the grand jury investigation noted above in the paragraph describing the Cape Composites Lawsuit, in January 2000, the United States Department of Justice (“DOJ”), Antitrust Division, served a grand jury subpoena duces tecum upon Hercules.  The Company was advised that it was one of several manufacturers of carbon fiber and carbon prepreg that were served with such a subpoena.  In December 2003, the Company was advised that the grand jury investigation had been closed.

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

On June 9, 2003, the United States Supreme Court affirmed the decision of the United States Court of Appeals for the Second Circuit in a case captioned Dow Chemical Company, et al. v. Daniel Raymond Stephenson, et al., 123 S. Ct. 2161 (2003), where plaintiffs Stephenson and Isaacson (in a separate but consolidated case) alleged that they were injured from exposure to Agent Orange and that such injury did not manifest until after exhaustion of the settlement fund created through the 1984 class action settlement.  As a result of that decision, the claims of persons who allege injuries due to exposure to Agent Orange and whose injuries first manifest themselves after exhaustion of the settlement fund created through the 1984 class action settlement may no longer be barred by the 1984 class action settlement and such persons may now be able to pursue claims against the Company and the other former manufacturers of Agent Orange.

Since 1998, the Company has been sued in a total of twenty-five lawsuits (including two purported class actions) where plaintiffs allege that exposure to Agent Orange caused them to sustain various personal injuries.  On February 9, 2004, the U.S. District Court for the Eastern District of New York issued a series of rulings granting several motions filed by defendants in the two cases that had been remanded to the U.S. District Court by the U.S. Court of Appeals for the Second Circuit on remand from the U.S. Supreme Court (In re: “Agent Orange” Product Liability Litigation: Joe Isaacson, et al v. Dow Chemical Company, et al. and Daniel Raymond Stephenson, et al. v. Dow Chemical Company, et al.  (MDL 381, CV 98-6383 (JBW), CV 99-3056 (JBW))).  In relevant part, those rulings held that plaintiffs’ claims against the defendant manufacturers of Agent Orange are properly removable to federal court under the “federal officer removal statute” and that such claims are subject to dismissal by application of the “government contractor defense.”  The Court then dismissed plaintiffs’ claims, but stayed its decision to allow plaintiffs to obtain additional discovery and to move for reconsideration of the Court’s decision.  A hearing on the motion for reconsideration was held on February 28, 2005.  By Orders dated March 2, 2005, the Court denied reconsideration, lifted the stay of the earlier decision, and dismissed plaintiffs’ claims in all of the lawsuits that were before the Court at that time.  Beginning in late March 2005 and continuing into April 2005, plaintiffs in many of those lawsuits have filed Notices of Appeal of the District Court’s decision with the United States Court of Appeals for the Second Circuit.

In addition, in January 2004, the Company was sued in a purported class action filed in the United States District Court for the Eastern District of New York by The Vietnam Association for Victims of Agent Orange/Dioxin and several individuals who claim to represent between two and four million Vietnamese who allege that Agent Orange used by the United States during the Vietnam War caused them or their families to sustain personal injuries.  (The Vietnam Association for Victims of Agent Orange/Dioxin, et al. v. The Dow Chemical Company, et al., Civil Action No. 04 CV 0400 (JBW).)  That complaint alleges violations of international law and war crimes, as well as violations of the common law for products liability, negligence and international torts.  The defendants moved to dismiss this case on several grounds, including failure to state a claim under the Alien Tort Claims Statute, lack of jurisdiction and justiciability, the bar of the statute of limitations, failure to state claims for violations of international law, and the “government contractor defense.”  A hearing on these motions was held on February 28, 2005.  By order dated March 10, 2005, the Court dismissed this lawsuit.  On April 8, 2005, plaintiffs filed a Notice of Appeal of the District Court’s decision with the United States Court of Appeals for the Second Circuit.

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

By Order dated May 6, 2003, the U.S. District Court for the Middle District of Louisiana remanded to the 18th Judicial District Court for the Parish of Iberville, Louisiana, a total of nine consolidated lawsuits, including two lawsuits in which the Company is a defendant.  These two lawsuits, Jerry Oldham, et al. v. The State of Louisiana, et al., Civil Action No. 55,160, 18th Judicial District Court, Parish of Iberville, Louisiana, and John Capone, et al. v. The State of Louisiana, et al., Civil Action No. 56,048C, 18th Judicial District Court, Parish of Iberville, Louisiana, were served on the Company in September 2002 and October 2002, respectively.  The Oldham case is a purported class action comprised of approximately 2,000 plaintiffs who are or were direct employees of Georgia Gulf, and the Capone case is a consolidated action by approximately 44 plaintiffs who are or were contract employees at Georgia Gulf.  Both actions assert claims against the State of Louisiana, the Company, American PetroFina, Inc., Hercofina, Ashland Oil, International Minerals and Chemicals, Allemania Chemical, Ashland Chemical and the Parish of Iberville.  The purported class members and plaintiffs, who claim to have worked or lived at or around the Georgia Gulf plant in Iberville Parish, allege injury and fear of future illness from the consumption of contaminated water and, specifically, elevated levels of arsenic in that water.  As to the Company, plaintiffs allege that the Company itself and as part of a joint venture operated a nearby plant and, as part of those operations, used a groundwater injection well to dispose of various wastes, and that those wastes contaminated the potable water supply at Georgia Gulf.  On October 17, 2002, the Company removed these matters to federal court.  In January 2003, the U.S. District Court for the Middle District of Louisiana consolidated the Oldham and Capone matters with other lawsuits (including the Batton matter, discussed below) in which the Company is not or was not a party.  Plaintiffs sought remand, which, as noted above, was granted by Order dated May 6, 2003.  In March 2004, Atofina, successor to American PetroFina, Inc. was dismissed without prejudice.  In January 2005, plaintiffs filed a motion to add Hercules and other defendants to a case captioned Georgenner Batton, et al. v. The State of Louisiana, et al., Civil Action No. 55,285, 18th Judicial District Court, Parish of Iberville, Louisiana; that motion was granted by the Court in February 2005.  The Batton lawsuit is a purported class action comprised of plaintiffs who are or were contract employees of Georgia Gulf since 1995 and who are asserting nearly identical allegations as the plaintiffs in the Oldham lawsuit.  Discovery is continuing.  The Company denies any liability and intends to vigorously defend these matters.

On October 6, 2003, the Company received a Notice of Deficiency with respect to the Company’s 1996 through 1997 federal income tax returns wherein, among other issues, the Internal Revenue Service (“IRS”) disallowed a capital loss that the Company carried back to 1996 and 1997.  On December 23, 2003, the Company filed a Petition asking the U.S. Tax Court for a re-determination of the deficiency set forth in the October 6, 2003 Notice of Deficiency.  As previously reported, on December 16, 2004, the Company and the IRS settled the capital loss issue.  The Company expects to settle the remaining issues through standard IRS administrative appeals procedures outside of Tax Court.  The Company believes that it is remote that the ultimate disposition of these other issues will have a material adverse impact on the Company’s financial position in light of existing tax reserves and amounts already on deposit with the IRS.

On May 7, 2004, Ciba Specialty Chemicals Corporation (“Ciba”) filed a Complaint against Hercules Incorporated and Cytec Industries, Inc. (“Cytec”) in the United States District Court for the District of Delaware alleging infringement of two patents owned by Ciba.  The two patents in question are U.S. Patent 5,167,766 (issued on December 1, 1992) entitled “Charged Organic Polymer Microbeads in Paper Making Process” and U.S. Patent 5,171,808 (issued on December 15, 1992) entitled “Cross-linked Anionic and Amphoteric Polymeric Microparticles.”  The alleged conduct relates to the manufacture, use, sale and offer to sell of certain products of the Company’s Pulp and Paper business.  Ciba seeks to enjoin alleged continued infringement, obtain a judgment that the defendants have infringed the patents, and obtain an award of damages and reasonable attorneys fees.  In June 2005, Ciba filed a motion for leave to file a First Amended Complaint alleging, in relevant part, breach of contract as to Cytec and tortious interference with contractual relations as to Hercules.  Also in June, Hercules filed a motion for leave to file an Amended Answer and Counterclaims alleging, in relevant part, that Ciba’s patents are invalid and unenforceable, and seeking a declaratory judgment as to invalidity.  The Court has not yet ruled on either motion.  The Company believes that there are substantial meritorious defenses to this action, and has denied liability to Ciba and will vigorously defend against this action.  The Company has agreed to indemnify Cytec with respect to the patent infringement charges.  The lawsuit is in the early stages of discovery and the trial has been scheduled to begin on August 14, 2006.

On or about June 1, 2004, a Complaint captioned Charles Stepnowski v. Hercules Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules’ Vice President Human Resources, Civil Action No. 04-cv-2296, was filed in the United States District Court, Eastern District of Pennsylvania.  An Amended Complaint was filed on June 16, 2004.  Styled as a class action, the Amended Complaint seeks benefits under the Pension Plan of Hercules Incorporated (the “Plan”), and alleges violations of the Employee Retirement Income Security Act, 29 U.S.C. §1001 et seq. (“ERISA”).  Under the Plan, eligible retirees of the Company may opt to receive a single cash payment of 51% of the present value of their accrued benefit (with the remaining 49% payable as a monthly annuity).  The Amended Complaint alleges that the Company’s adoption of a new interest rate assumption used to determine the 51% cash payment constitutes a breach of fiduciary duty and a violation of the anti-cutback requirements of ERISA and the Internal Revenue Code.  The Amended Complaint seeks the payment of additional benefits under ERISA (as well as costs and attorneys fees) and seeks to compel the Company to use an interest rate assumption that is more favorable to eligible retirees.  The Amended Complaint seeks to establish a class comprised of all Plan participants who retired (or who will retire) on or after December 1, 2001.  By Memorandum and Order dated May 26, 2005, the Court denied without prejudice plaintiff’s motion for class certification and dismissed plaintiff’s anti-cutback claim, but allowed plaintiff’s claim for benefits and breach of fiduciary duty to proceed.  The Company denies all liability, and intends to vigorously defend this action.

In February 2005, the Company was among the Defendants who filed a Petition for Writ of Mandamus in the Texas Supreme Court seeking to set aside an order of the trial court consolidating five plaintiffs for a single trial.  The underlying case, Acevedo, et al. v. Union Pacific Railroad Company, et al., Case No. C-4885-99-F. 332nd Judicial District Court, Hildago County, Texas, was originally filed in 2001, has been consolidated with another related action, and is a toxic tort lawsuit alleging pesticide exposure relating to operations at a former pesticide formulation facility in Mission, Texas.  There are currently approximately 1,900 plaintiffs and approximately 30 defendants, including the Company.  Plaintiffs include former workers at the pesticide formulation facility, and persons who currently reside, or in the past resided, near the facility.  All plaintiffs allege personal injuries and some plaintiffs also allege property damage.  The vast majority of the plaintiffs allege residential exposure to a variety of pesticide and chemical products as a result of leaks, spills, flooding, and airborne emissions from the pesticide formulation facility.  It is alleged that certain of the Company’s products were sold to or used by the pesticide formulation facility prior to its ceasing operations in 1967.    In November 2004, Defendants filed a Petition for a Writ of Mandamus in the Texas Supreme Court.  While no decision has yet been rendered with respect to that petition, the Texas Supreme Court did issue a partial stay of the underlying litigation.    The Company denies any liability to plaintiffs and intends to vigorously defend these matters.

The Company and others have been sued by approximately 250 former employees and employees of third-party contractors who allege hearing loss as a result of their having worked at plants located in or about Lake Charles, Louisiana.  The Company formerly owned and operated a plant in Lake Charles.  In July 2005, the Company and other defendants reached a settlement in principle with plaintiffs’ lawyers which provides for the resolution of these claims over a period of approximately two years.  The Company has accrued its probable and reasonably estimable liability as a portion of the amount described in the paragraph below entitled “Amounts Accrued for Non-Asbestos Litigation.”  The lawsuits at issue are all pending in the 14th Judicial District Court of Calcasieu Parish, Louisiana, and are captioned as follows:  James Allee, et al. v. Canadianoxy Offshore Production Co., et al., Case No. 2001-4085, James Hollingsworth, et al. v. Hercules Inc., Civil Action No. 2001-4064, Joseph Kelley, et al. v. Canadianoxy Offshore Production Co., et al., Civil Action No. 98-2802, and Robert Corbin, et al. v. Canadianoxy Offshore Production Co., et al., Civil Action No. 98-1097.

Amounts Accrued for Non-Asbestos Litigation

The June 30, 2005 Consolidated Balance Sheet reflects a current cumulative liability of $15.6 million for non-asbestos and non-environmental related litigation matters, representing management’s best estimate of the probable and reasonably estimable losses for such matters. While it is not feasible to predict the outcome of all pending legal proceedings, it is reasonably possible that an exposure to loss exists in excess of the amounts accrued for these and other matters, and the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

14.          Consolidation of Variable Interest Entities

In accordance with the provisions of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (revised December 2003) (“FIN 46R”), the financial statements of the Company reflect the consolidation of two joint venture Variable Interest Entities (“VIE’s”), ES FiberVision Holdings A/S and ES FiberVisions L.P.  These entities serve as global marketers of the Company’s bicomponent fibers.  As of June 30, 2005, the fair value of the assets in these joint ventures was approximately $12.6 million and the fair value of the associated liabilities and non-controlling interests was approximately $9.2 million.  There are no assets of the Company that serve as collateral for the VIEs and the creditors of the VIEs have no recourse to the general credit of the Company.

15.          Segment Information

The table below reflects Net sales and Profit from operations for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales:
Performance Products	$442.4	$412.0	$846.5	$797.5
Engineered Materials and Additives	96.2	98.5	197.2	187.9
Consolidated	$538.6	$510.5	$1,043.7	$985.4

Profit from operations:
Performance Products	$63.4	$67.7	$113.9	$119.7
Engineered Materials and Additives	0.4	(1.4)	(4.5)	(3.5)
Corporate items (a)	(2.8)	(1.7)	(7.0)	(5.0)
Consolidated	$61.0	$64.6	$102.4	$111.2

(a)                                  For the three months ended June 30, 2005, Corporate items primarily represent severance costs. For the comparative period in 2004, Corporate items include charges related to previously divested businesses, executive pension adjustments and a gain on the revaluation of insurance-related assets. Corporate items for the six months ended June 30, 2005 include severance charges, accelerated vesting of stock-based compensation for retirement eligible employees and consulting costs associated with legacy issues. For the six months ended June 30, 2004, Corporate items include charges related to previously divested businesses, executive pension adjustments, and a gain on the revaluation of insurance-related costs.

16.          Income Taxes

For the three months ended June 30, 2005, the Company recognized pretax income of $12.4 million and tax expense of $3.0 million.  For the six months ended June 30, 2005, the Company recognized pretax income of $10.5 million and a tax benefit of $3.9 million. The tax benefit for the six months ended June 30, 2005 includes the following discrete items: (a) a $1.6 million decrease to the valuation allowance due to the Company’s ability to use a portion of its capital loss previously included in the valuation allowance; (b) interest income of $2.9 million from the IRS resulting from the return of cash tax deposits; (c) a $7.1 million increase to state tax expense relating to the filing of amended tax returns to reflect IRS audit adjustments; (d) a $10.0 million reversal of federal income tax reserves due to favorable resolutions of prior year tax issues; (e) additional reserves for state income taxes of $1.2 million; and (f) a tax benefit of $1.3 million to reflect the favorable resolution of a prior year federal tax issue.  The full year effective tax rate for 2005 is estimated to be approximately 28%.  The prior year effective tax rate was 6.8%, reflecting the nominal net taxes on the gain from the Company’s sale of its interest in CP Kelco ApS.

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

HERCULES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$143.2	$125.2	$313.7	$(43.5)	$538.6
Cost of sales	98.9	94.8	203.5	(41.9)	355.3
Selling, general and administrative expenses	24.6	35.4	39.9	—	99.9
Research and development	4.4	4.7	0.9	—	10.0
Intangible asset amortization	1.5	0.4	0.1	—	2.0
Other operating expense (income), net	(0.5)	1.8	9.1	—	10.4
Profit (loss) from operations	14.3	(11.9)	60.2	(1.6)	61.0
Interest and debt expense (income), net	46.2	(20.0)	(3.4)	—	22.8
Other expense, net	24.3	1.1	0.4	—	25.8
Income (loss) before income taxes and equity (loss) income	(56.2)	7.0	63.2	(1.6)	12.4
Provision (benefit) for income taxes	(26.9)	2.6	27.9	(0.6)	3.0
Income (loss) before equity (loss) income	(29.3)	4.4	35.3	(1.0)	9.4
Equity (loss) of affiliated companies	—	(0.4)	—	0.2	(0.2)
Equity income (loss) from consolidated subsidiaries	38.5	(1.5)	(0.4)	(36.6)	—
Net income	$9.2	$2.5	$34.9	$(37.4)	$9.2

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$282.0	$250.1	$597.7	$(86.1)	$1,043.7
Cost of sales	197.6	189.4	392.0	(82.2)	696.8
Selling, general and administrative expenses	52.8	67.3	79.6	—	199.7
Research and development	9.2	9.1	2.1	—	20.4
Intangible asset amortization	3.0	0.8	0.2	—	4.0
Other operating expense, net	5.1	3.2	12.1	—	20.4
Profit (loss) from operations	14.3	(19.7)	111.7	(3.9)	102.4
Interest and debt expense (income), net	89.3	(37.6)	(6.7)	—	45.0
Other expense (income), net	46.1	1.6	(0.8)	—	46.9
Income (loss) before income taxes and equity (loss) income	(121.1)	16.3	119.2	(3.9)	10.5
(Benefit) provision for income taxes	(49.2)	5.7	41.0	(1.4)	(3.9)
Income (loss) before equity (loss) income	(71.9)	10.6	78.2	(2.5)	14.4
Equity (loss) income of affiliated companies	—	(0.8)	0.3	0.2	(0.3)
Equity income (loss) from consolidated subsidiaries	86.0	3.8	(1.1)	(88.7)	—
Net income	$14.1	$13.6	$77.4	$(91.0)	$14.1

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2004

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$137.2	$130.3	$287.5	$(44.5)	$510.5
Cost of sales	95.5	86.0	187.1	(43.1)	325.5
Selling, general and administrative expenses	25.8	32.8	39.3	—	97.9
Research and development	5.8	4.6	1.3	—	11.7
Intangible asset amortization	1.5	0.4	0.2	—	2.1
Other operating expense, net	0.9	4.0	3.8	—	8.7
Profit from operations	7.7	2.5	55.8	(1.4)	64.6
Interest and debt expense (income), net	45.5	(14.5)	(1.6)	—	29.4
Other expense, net	25.7	0.4	0.3	—	26.4
Income (loss) before income taxes and equity income (loss)	(63.5)	16.6	57.1	(1.4)	8.8
Provision (benefit) for income taxes	(13.0)	(0.9)	19.3	(0.6)	4.8
Income (loss) before equity income (loss)	(50.5)	17.5	37.8	(0.8)	4.0
Equity income (loss) of affiliated companies	—	(0.1)	0.2	—	0.1
Equity income (loss) from consolidated subsidiaries	54.6	0.8	(0.7)	(54.7)	—
Net income	$4.1	$18.2	$37.3	$(55.5)	$4.1

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2004

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$268.5	$240.0	$551.5	$(74.6)	$985.4
Cost of sales	183.9	165.3	356.0	(74.6)	630.6
Selling, general and administrative expenses	52.8	64.3	78.7	—	195.8
Research and development	10.5	8.9	2.8	—	22.2
Intangible asset amortization	3.0	0.8	0.2	—	4.0
Other operating expense, net	3.9	11.6	6.1	—	21.6
Profit (loss) from operations	14.4	(10.9)	107.7	—	111.2
Interest and debt expense (income), net	92.1	(28.6)	(3.7)	—	59.8
Gain on sale of CP Kelco ApS	—	—	(26.0)	—	(26.0)
Other expense (income), net	43.5	0.8	(0.5)	—	43.8
Income (loss) before income taxes and equity (loss) income	(121.2)	16.9	137.9	—	33.6
Provision (benefit) for income taxes	(31.6)	(3.9)	38.6	—	3.1
Income (loss) before equity (loss) income	(89.6)	20.8	99.3	—	30.5
Equity (loss) income of affiliated companies	—	(0.5)	0.5	(0.1)	(0.1)
Equity income from consolidated subsidiaries	120.0	2.7	—	(122.7)	—
Net income	$30.4	$23.0	$99.8	$(122.8)	$30.4

Condensed Consolidating Balance Sheet

June 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$4.8	$2.1	$52.1	$—	$59.0
Accounts receivable, net	67.4	57.1	218.4	0.2	343.1
Intercompany receivables	63.0	25.5	20.5	(109.0)	—
Inventories	40.8	68.1	111.5	(18.5)	201.9
Deferred income taxes	64.1	10.3	3.0	—	77.4
Asbestos-related assets	—	—	—	—	—
Other current assets	21.0	8.2	21.7	—	50.9
Total current assets	261.1	171.3	427.2	(127.3)	732.3

Property, plant and equipment, net	156.7	153.2	334.5	—	644.4
Investments in subsidiaries and advances, net	2,472.4	89.9	47.5	(2,609.8)	—
Deferred income taxes	262.5	—	14.2	(158.2)	118.5
Asbestos-related assets	137.7	—	—	—	137.7
Deferred charges and other assets	182.9	4.5	32.5	—	219.9
Goodwill and other intangible assets, net	196.7	87.5	400.1	—	684.3
Total assets	$3,670.0	$506.4	$1,256.0	$(2,895.3)	$2,537.1

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	46.7	$26.0	$117.6	$0.2	$190.5
Accrued expenses	86.3	67.0	58.6	—	211.9
Intercompany payables	7.6	53.6	47.7	(108.9)	—
Asbestos-related liabilities	46.8	—	—	—	46.8
Current debt obligations	4.0	—	18.5	—	22.5
Total current liabilities	191.4	146.6	242.4	(108.7)	471.7

Long-term debt	1,146.1	0.3	6.2	—	1,152.6
Deferred income taxes	—	158.2	70.5	(158.2)	70.5
Pension obligations	151.3	0.5	61.2	—	213.0
Other postretirement benefits	70.2	2.2	—	—	72.4
Deferred credits and other liabilities	251.5	26.8	21.3	—	299.6
Asbestos-related liabilities	196.0	—	—	—	196.0
Intercompany notes payable (receivable)	1,602.2	(1,195.3)	(406.9)	—	—
Total stockholders’ equity	61.3	1,367.1	1,261.3	(2,628.4)	61.3
Total liabilities and stockholders’ equity	$3,670.0	$506.4	$1,256.0	$(2,895.3)	$2,537.1

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net Cash Provided By (Used in) Operating Activities	$14.5	$(9.8)	$(133.0)	$148.3	$20.0

Cash Flows From Investing Activities:
Capital expenditures	(5.8)	(10.6)	(9.5)	—	(25.9)
Proceeds of investment and fixed asset disposals	—	—	3.2	—	3.2
Net cash used in investing activities	(5.8)	(10.6)	(6.3)	—	(22.7)
Cash Flows From Financing Activities:
Long-term debt repayments	(54.9)	—	(7.5)	—	(62.4)
Change in short-term debt	—	—	(0.9)	—	(0.9)
Change in intercompany, non-current	6.2	21.6	156.4	(184.2)	—
Dividends paid	—	—	(35.9)	35.9	—
Treasury stock issued	2.3	—	—	—	2.3
Other	(0.3)	—	—	—	(0.3)
Net cash (used in) provided by financing activities	(46.7)	21.6	112.1	(148.3)	(61.3)
Effect of exchange rate changes on cash	—	—	(3.5)	—	(3.5)
Net (decrease) increase in cash and cash equivalents	(38.0)	1.2	(30.7)	—	(67.5)
Cash and cash equivalents - beginning of period	42.8	0.9	82.8	—	126.5
Cash and cash equivalents - end of period	$4.8	$2.1	$52.1	$—	$59.0

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2004

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash (Used In) Provided By Operating Activities	$(69.1)	$8.8	$59.0	$(33.2)	$(34.5)

Cash Flows From Investing Activities:
Capital expenditures	(10.3)	(5.0)	(15.2)	—	(30.5)
Proceeds from sale of minority interest in CP Kelco ApS	27.0	—	—	—	27.0
Proceeds of investment and fixed asset disposals	—	—	0.3	—	0.3
Contributions paid to affiliates	(0.8)	—	—	0.8	—
Contributions received from affiliates	—	—	0.8	(0.8)	—
Other, net	(0.8)	—	2.4	—	1.6
Net cash (used in) provided by investing activities	15.1	(5.0)	(11.7)	—	(1.6)
Cash Flows From Financing Activities:
Long-term debt proceeds	650.0	—	0.2	—	650.2
Long-term debt repayments	(627.9)	—	(9.1)	—	(637.0)
Change in short-term debt	—	—	(0.5)	—	(0.5)
Payment of debt issuance costs and underwriting fees	(7.8)	—	—	—	(7.8)
Change in intercompany, non-current	38.9	0.8	43.8	(83.5)	—
Dividends paid	—	—	(116.7)	116.7	—
Treasury stock issued	0.8	—	—	—	0.8
Net cash provided by (used in) financing activities	54.0	0.8	(82.3)	33.2	5.7
Effects of exchange rate changes on cash	—	—	(0.9)	—	(0.9)
Net (decrease) increase in cash and cash equivalents	—	4.6	(35.9)	—	(31.3)
Cash and cash equivalents - beginning of period	9.1	2.1	115.1	—	126.3
Cash and cash equivalents - end of period	$9.1	$6.7	$79.2	$—	$95.0

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.  All references to individual Notes refer to Notes to the Consolidated Financial Statements.  Within the following discussion, unless otherwise stated, “quarter” and “three-month period” refer to the second quarter of 2005 and the three months ended June 30, 2005.  All comparisons are with the corresponding period in the previous year, unless otherwise stated.

Business Overview

Hercules is a leading global manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications.  The Company’s principal products are chemicals used by the paper industry to improve performance and enhance the manufacturing process; water-soluble polymers; polypropylene fibers and polyethylene fibers; and specialty resins.  Key end markets for the Company’s products as a percentage of total net sales in the quarters ended June 30, 2005 and 2004 were:

	2005	2004

Pulp and Paper	47%	46%
Regulated (including food, pharmaceutical and personal care)	21%	20%
Industrial Specialties (including oilfield, textiles and general industrial)	11%	13%
Paints and Adhesives	11%	11%
Construction Materials	10%	10%
Consolidated	100%	100%

More than 50% of the Company’s net sales are generated outside of North America.  Net sales by region expressed as a percentage of total net sales for the quarters ended June 30, 2005 and 2004 were:

	2005	2004

North America	46%	45%
Europe	38%	40%
Asia Pacific	11%	10%
Latin America	5%	5%
Consolidated	100%	100%

The Company operates through two reportable segments and four divisions: Performance Products (Pulp and Paper and Aqualon) and Engineered Materials and Additives (FiberVisions and Pinova). Net sales for the quarters ended June 30, 2005 and 2004 as a percent of total net sales, by division, were:

	2005	2004

Pulp and Paper	46%	45%
Aqualon	36%	36%
FiberVisions	13%	14%
Pinova	5%	5%
Consolidated	100%	100%

The second quarter of 2005, in many ways, reflected business conditions similar to those experienced during the first quarter of this year.  Many of our key raw material feedstock costs, which are natural gas- and crude oil-based, remained at very high levels during the second quarter.  Across all the businesses, the unfavorable impact of raw material costs, as compared to the second quarter of 2004, was $18.1 million; however, the increase as compared to the first quarter was only $0.7 million.  Polypropylene, which is used by FiberVisions to make polyolefin-based fibers, is the Company’s single largest raw material cost and has increased in price $7.4 million as compared to the second quarter of 2004.  The Company continues to pursue alternative suppliers and product substitutions in an effort to mitigate these cost increases.  The Company also experienced higher energy and freight costs across all businesses, which have increased $2.9 million as compared to the second quarter of last year.

The negative impact of higher costs was partially offset by sales price increases.  Pricing initiatives were announced and implemented in the latter part of 2004 and accelerated into the first half of this year.  Compared with the prior year’s second quarter, price increases yielded a $15.9 million favorable impact on sales, a 3% improvement, across all the business units.  The effect of recent price increases on second quarter results was consistent with the first quarter impact.

While many of the Company’s end markets continued to grow during the second quarter, the growth in demand was lower than our expectations and the prior year’s results, especially in the key markets of paint and coatings, diaper cover-stock and disposable wipes.

Regionally, European results were lower than the prior year and Asia Pacific growth was slower.  Lower sales in Europe were primarily due to reduced volumes in Finland associated with the countrywide lockout by paper producers, which shut down production for nearly two months, combined with sluggish economic conditions in the established western European countries.  Asia Pacific sales growth has slowed across many industries as compared to the previous year.

The Company continued productivity initiatives to reduce its cost structure during the second quarter.  Additional charges of $9.5 million were incurred for severance and restructuring programs related to our Pulp and Paper business and to corporate functions.  The Pulp and Paper charge was related to a continuation of the first quarter’s action plan to streamline and delayer management functions.  These actions should reduce future general and administrative costs.

The continued strength of the Euro and other foreign currencies also had a favorable effect on operating results for the three months ended June 30, 2005.  The exchange rate for the Euro averaged 1.28 U.S. dollars for the three months ended June 30, 2005 compared with a rate of 1.21 U.S. dollars for the same period in 2004, resulting in a favorable impact on sales of $16.0 million and on operating profit of $2.5 million.  However, the Euro exchange rate versus the U.S. dollar has declined steadily in 2005 and is now approximately on par with third quarter 2004 rates.  As a result, the Company may not experience the same favorable impact due to foreign exchange rates in future quarters.

In summary, second quarter 2005 operating profit was $61.0 million, a decrease of $3.6 million compared to the comparable period in 2004.  The decrease reflected the effect of higher raw material, energy, freight, severance and restructuring costs, partially offset by higher selling prices and favorable rates of exchange.  These factors impacted margins as follows:  Operating margins were 11.3% in the second quarter of 2005 versus 12.7% for the same period in 2004 and 8.2% in the first quarter of 2005.

Year-to-date 2005 operating profit of $102.4 million is $7.8 million below profit from operations of $111.2 million recognized during the comparable period of 2004.  In addition to the unfavorable impact of the aforementioned production shut down in Finland, the decrease in operating profit was due to the increased costs for raw materials, energy, freight, severance and restructuring during the period.  The effect of the unfavorable items was partially offset by the Company’s increased pricing and the impact of favorable rates of exchange.

Results of Operations

The tables below reflect Net sales and Profit from operations for the three and six months ended June 30, 2005 and 2004.  Substantially all reconciling items have been allocated to the segments.

	Three Months Ended June 30,
	2005	2004	Change	% Change

Net sales:
Performance Products	$442.4	$412.0	$30.4	7%
Engineered Materials and Additives	96.2	98.5	(2.3)	(2)%
Consolidated	$538.6	$510.5	$28.1	6%

Profit from operations:
Performance Products	$63.4	$67.7	$(4.3)	(6)%
Engineered Materials and Additives	0.4	(1.4)	1.8	129%
Corporate Items	(2.8)	(1.7)	(1.1)	(65)%
Consolidated	$61.0	$64.6	$(3.6)	(6)%

	Six Months Ended June 30,
	2005	2004	Change	% Change

Net sales:
Performance Products	$846.5	$797.5	$49.0	6%
Engineered Materials and Additives	197.2	187.9	9.3	5%
Consolidated	$1,043.7	$985.4	$58.3	6%

Profit from operations:
Performance Products	$113.9	$119.7	$(5.8)	(5)%
Engineered Materials and Additives	(4.5)	(3.5)	(1.0)	(29)%
Corporate Items	(7.0)	(5.0)	(2.0)	(40)%
Consolidated	$102.4	$111.2	$(8.8)	(8)%

The tables below reflect Net sales percentage changes from the three and six months ended June 30, 2004.

	Net Sales Percentage Increase (Decrease) from Prior Year Due To:
Three Months Ended June 30, 2005	Volume	Product Mix	Price	Rates of Exchange	Total

Pulp and Paper	5%	(2)%	1%	4%	8%
Aqualon	2%	1%	1%	2%	6%

Performance Products	4%	(1)%	1%	3%	7%
FiberVisions	(19)%	1%	14%	2%	(2)%
Pinova	(14)%	4%	6%	—	(4)%
Engineered Materials and Additives	(17)%	2%	12%	1%	(2)%

Consolidated	—	—	3%	3%	6%

	Net Sales Percentage Increase (Decrease) from Prior Year Due To:
Six Months Ended June 30, 2005	Volume	Product Mix	Price	Rates of Exchange	Total

Pulp and Paper	4%	(2)%	1%	4%	7%
Aqualon	2%	—	1%	2%	5%

Performance Products	3%	(1)%	1%	3%	6%
FiberVisions	(12%)	(1)%	17%	2%	6%
Pinova	(8)%	5%	4%	—	1%
Engineered Materials and Additives	(10)%	—	13%	2%	5%

Consolidated	—	(1)%	4%	3%	6%

The tables below reflect Net sales per region and percentage change from the same quarter in 2004.

	Three Months Ended June 30,			% Change Net of Rate of Exchange
Region	2005	2004	% Change	Benefit

North America	$247.5	$229.4	8%	7%
Europe	205.3	204.5	—	(5)%
Asia Pacific	58.9	53.8	9%	7%
Latin America	26.9	22.8	18%	10%
All regions	$538.6	$510.5	6%	3%

The table below reflects Net sales per region and percentage change from the comparative period in 2004.

	Six Months Ended June 30,			% Change Net of Rate of Exchange
Region	2005	2004	% Change	Benefit

North America	$485.7	$450.6	8%	7%
Europe	395.5	387.2	2%	(3)%
Asia Pacific	112.7	101.8	11%	8%
Latin America	49.8	45.8	9%	3%
All regions	$1,043.7	$985.4	6%	3%

Net sales in the second quarter of 2005 increased by 6% from the same period last year.  This improvement was driven by a 3% impact from increased pricing and 3% from favorable rates of exchange.  Both volume and product mix were relatively unchanged in the aggregate, however Aqualon and Pulp and Paper delivered 2% and 5% volume increases, respectively.  All businesses benefited from increased selling prices.  Second quarter 2005 net sales increased in all regions except Europe where net sales remained consistent with prior year.  Net sales increased 8% in North America, 18% in Latin America, and 9% in Asia Pacific.  European Pulp and Paper sales were negatively influenced by the paper producer lockout in Finland.

Net sales for the six months ended June 30, 2005 also increased by 6% over the comparable prior year period.  This improvement was driven by a 4% favorable impact from increased pricing and 3% from favorable rates of exchange partially offset by a 1% decrease due to unfavorable product mix.  Total volume was consistent with the prior year period, however, Aqualon and Pulp and Paper delivered improvements of 2% and 4%, respectively.  All businesses benefited from increased selling prices.  Net sales during the period increased in all regions of the world.  Net sales increased 8% in North America, 2% in Europe, 9% in Latin America, and 11% in Asia Pacific.  European sales were down 3% compared to last year excluding the benefit of the stronger Euro.

In the Performance Products segment, which consists of Pulp and Paper and Aqualon, net sales for the second quarter of 2005 increased 7% while profit from operations decreased 6%.  The decrease in profit from operations was mostly attributable to Aqualon’s performance.  Although both divisions are experiencing the unfavorable impact of increased raw material, freight and energy costs, the Pulp and Paper division was able to mitigate the effect via increased volumes and favorable rates of exchange.

During the six months ended June 30, 2005, net sales for the Performance Products segment increased 6% while profit from operations decreased 5%.  Operating profit was below prior year results for both divisions as both experienced the unfavorable impact of increased raw material, freight and energy costs in addition to other business specific issues summarized below.

In the Pulp and Paper Division, net sales in the second quarter increased 8% and profit from operations was relatively unchanged.  Growth in sales was driven by a 5% increase in volume, 4% positive impact from rates of exchange and a 1% increase in price, partially offset by a 2% unfavorable product mix.  Volumes were strong in North America, offset by lower European sales related to the paper producer lockout in Finland which ended in early July.  Sales and operating profits were unfavorably impacted by approximately $5.3 million and $2.9 million, respectively, due to the lockout.  Sales volumes of process chemicals increased compared to the prior year as our relationship with G.E. Water Technologies (“GEWT”) was expanded.  GEWT sales accounted for 2% of the total sales volume growth.  Profit from operations reflected higher volumes and lower selling, general and administrative (“SG&A”) costs, offset by significantly higher raw material, freight and energy costs and higher severance and restructuring charges.  Severance and restructuring charges totaled $6.3 million compared to $4.7 million in 2004.  These actions should result in reduced general and administrative costs in future periods.

Reflecting many of same factors as discussed above for the quarter, net sales for the six months ended June 30, 2005 increased 7% while profit from operations decreased by 12%.  The sales increase was due to a 4% increase in volumes, 4% favorable effect of rates of exchange and a 1% increase in prices, partially offset by a 2% unfavorable product mix.  Operating profits decreased for the period, again due to many of the factors that impacted the quarterly results, including increased accruals for severance and restructuring.  Severance and restructuring accruals were $12.2 million for the six months ended June 30, 2005 versus $5.6 million in 2004.

Aqualon’s net sales increased 6% while profit from operations decreased 8% in the second quarter as compared with the second quarter of 2004.  Sales growth was driven by favorable impacts of 2% from volume, 2% from rates of exchange, 1% from increased prices and 1% from product mix.  Price increases were obtained in all product families except methylcellulose (“MC”), which is currently experiencing pricing pressure due to market overcapacity as a result of recent expansions.  Excluding the effect of lower prices in the MC product family, pricing would have increased 3% over the prior year.  Profit from operations was negatively impacted by higher raw material, freight, energy and SG&A costs.  Raw material costs have increased approximately $5.0 million from the same period last year.  SG&A costs increased as a result of the effect of inflation on payroll and benefits.  In June 2005, the U.S. International Trade Commission issued a favorable determination that Aqualon’s domestic carboxymethylcellulose (“CMC”) business has been materially injured by imports of CMC being dumped by foreign producers in Finland, Mexico, the Netherlands and Sweden.  The resulting imposition of antidumping duties on the subject imports is expected to create a fairer competitive environment in the U.S.

Net sales for the six months ended June 30, 2005 increased 5% compared to the same period of 2004.  Growth in sales compared with the comparable period in 2004 was driven by favorable impacts of 2% from volume, 2% from rates of exchange and 1% from increased prices.  Profit from operations for the six months ended June 30, 2005 was 2% lower, reflecting many of the same conditions previously noted.

In the Engineered Materials and Additives segment, which consists of FiberVisions and Pinova, net sales in the second quarter decreased 2% compared with the second quarter of 2004 and results from operations increased $1.8 million.  Pinova’s operating profit improvement was the main factor in the increase.  Net sales for the six months ended June 30, 2005 increased 5% while results from operations were lower by $1.0 million.

Second quarter 2005 net sales in FiberVisions decreased 2% and results from operations were essentially consistent with the prior year.  The net sales decrease reflected 14% higher prices, 2% favorable rates of exchange and a 1% favorable product mix, offset by 19% lower volumes.  Sales prices have increased, not only related to the contractual pricing mechanisms but throughout all market segments.  Lower volumes reflect further declines in diaper coverstock demand and planned reductions in sales to low margin market segments where price increases were unsuccessful.  The growth in the disposable wipes market was unable to fully offset these unfavorable impacts.  Although polypropylene costs declined in the second quarter as compared to the first quarter of this year, the expected margin expansion was offset by significantly lower volumes and the resulting higher fixed costs per unit.

FiberVisions net sales for the six months ended June 30, 2005 were 6% higher than in 2004 reflecting 17% higher prices and 2% favorable rates of exchange offset by a 1% unfavorable product mix and 12% lower volume.  Volumes reflect the continued loss of diaper coverstock business not fully offset by new applications.  Results from operations for the six months ended June 30, 2005 were down $2.1 million compared to the same period in 2004.  The significantly lower volumes and the higher polypropylene costs resulted in the lower operating results.

Pinova’s net sales in the second quarter decreased 4% compared to the second quarter 2004.  The net sales decrease reflected 6% higher prices and 4% favorable product mix, offset by 14% lower volumes.  Pinova has been selectively and intentionally shedding non-profitable volume during 2005 in an effort to improve overall profitability.  Results of operations improved $1.9 million, reflecting the favorable results of the division’s efforts to target its volumes toward more profitable markets while exiting non-profitable relationships.  Results from operations also reflect an improved product mix partially offset by higher raw material and energy costs in the period.

Net sales for the six months ended June 30, 2005 increased 1% compared to the same period in 2004.  The net sales increase reflected 4% higher prices and 5% favorable product mix, offset by 8% lower volumes.  Results of operations for the six months ended June 30, 2005 improved $1.1 million due to higher selling prices and improved product mix, which were partially offset by higher raw material and energy costs.

Corporate reconciling items include net operating charges and benefits that were not directly related to the business segments.  The charges typically appear in Other operating expense, net, although the 2005 accelerated vesting of stock-based compensation was included in SG&A expenses and a portion of the 2004 Corporate items was included in Cost of sales.  The following table reflects the components of Corporate items.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Accelerated vesting of stock-based compensation for retirement eligible employees	$—	$—	$2.8	$—
Severance and restructuring costs (corporate functions)	2.9	—	3.6	—
Consulting charges related to legacy issues	—	—	0.8	—
Nitrocellulose facility shutdown costs	—	4.0	—	6.3
Special executive pension adjustments	—	0.5	—	1.4
Gain on revaluation of insurance-related assets	—	(2.6)	—	(2.6)
Other miscellaneous gains, net	(0.1)	(0.2)	(0.2)	(0.1)
Corporate items – net expense	$2.8	$1.7	$7.0	$5.0

Corporate items for the quarter ended June 30, 2005 resulted in a net expense of $2.8 million versus $1.7 million net expense in 2004.  The second quarter of 2005 included a $2.9 million charge for corporate severance accruals and other miscellaneous gains of $0.1 million.  The second quarter of 2004 included $4.0 million for costs incurred to shut down our former Nitrocellulose facility, $0.5 million in special executive pension adjustments partially offset by a $2.6 million gain associated with the revaluation of insurance-related assets and $0.2 million of other miscellaneous gains.

The six months ended June 30, 2005 included a $2.8 million charge to accelerate the vesting of stock-based compensation of retirement eligible employees, $3.6 million in corporate severance accruals, $0.8 million of consulting charges related to legacy issues and $0.2 million in other miscellaneous gains.  The six months ended June 30, 2004 included charges of $6.3 million related to the shutdown of the former Nitrocellulose facility and $1.4 million for a special executive pension adjustment, offset by a $2.6 million gain associated with the revaluation of insurance-related assets and $0.1 million of other miscellaneous gains.

Interest Expense, Other Expense, net and Income Taxes

Interest and debt expense for the second quarter of 2005 was $22.8 million, $6.6 million lower than the second quarter of 2004, reflecting reduced outstanding debt balances and an improved debt mix.  The lower debt balances primarily resulted from the ongoing program to repurchase the Company’s 11.125% senior notes.  The impact of the debt repurchases on interest expense more than offset the unfavorable effect of increasing interest rates on the Company’s Term B Loan.  The Term B Loan carries a LIBOR-based interest rate and allows the Company the option to reset into LIBOR rates for one, two, three or six month periods.  The three-month LIBOR rate has increased by approximately 240 basis points since January 2004 and is continuing on an upward trend.

Interest and debt expense for the six months ended June 30, 2005 was $45.0 million, $14.8 million lower than the comparable period of 2004.  The reasons for this improvement are the same as those noted in the quarterly explanation above.

Other expense, net was $25.8 million in the quarter ended June 30, 2005 compared to $26.4 million in 2004 (see Note 8).  The amount for 2005 consists primarily of $16.1 million in charges for litigation settlements and accruals, $4.1 million of losses on the repurchase of the 11.125% senior notes, $0.6 million in charges for the write-off of unamortized debt issuance costs, and $2.0 million expensed for asbestos-related costs.  The 2004 amount primarily consists of $6.3 million in losses on the repurchase of the 11.125% senior notes, $4.8 million for asbestos-related legal costs, and $15.0 million in charges for the write-off of unamortized debt issuance costs.

Other expense, net was $46.9 million for the six months ended June 30, 2005 compared to $43.8 million in 2004 (see Note 8).  The amount for 2005 consists primarily of $16.5 million in charges for litigation settlements and accruals, $17.0 million of charges for environmental accruals, $8.6 million in losses on the repurchase of the 11.125% senior notes, a $1.1 million charge for the write-off of unamortized debt issuance costs, and $3.7 million expensed for asbestos-related costs.  The 2004 amount primarily consists of $12.8 million in losses on the repurchase of the 11.125% senior notes, $6.8 million for asbestos-related costs, and $16.0 million in charges for the write-off of unamortized debt issuance costs.  Additionally, the Company recognized a $26.0 million gain on the sale of its minority interest in CP Kelco ApS during the six months ended June 30, 2004.

Net income for the six months ended June 30, 2005 reflected a tax benefit of $3.9 million primarily related to the settlement of certain prior years’ tax returns.  The tax benefit includes numerous discrete items but is primarily impacted by a $10.0 million reversal of federal income tax reserves due to favorable resolutions of prior year tax issues and net interest income of $2.9 million resulting from the refund of excess cash tax deposits.  These favorable benefits were partially offset by a $7.1 million increase to state tax expense relating to the filing of amended income tax returns to reflect IRS audit adjustments.  The full year effective tax rate for 2005, including the above discrete items, is estimated to be approximately 28% (see Note 16).

Critical Accounting Estimates

The Company’s discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires Hercules to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company evaluates its estimates on a regular basis, including those related to sales returns and allowances, bad debts, inventories, impairments of long-lived assets, income taxes, restructuring, contingencies, including litigation and environmental, and pension and other benefit obligations.  Hercules bases its estimates on various factors including historical experience, consultation and advice from third party subject matter experts and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

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

The Company performs an annual assessment of its reporting units for impairment pursuant to Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets”(“SFAS 142”).  To assess impairment, the Company compares the reporting unit’s book value of net assets, including goodwill, to its fair value.  Fair value is estimated using a combination of valuation approaches including the market value and income approaches.  In the event that the book value exceeds the fair value, the Company recognizes an impairment to the extent the book value of goodwill exceeds the implied fair value of goodwill for any reporting unit, calculated by determining the fair value of the assets and liabilities for the reporting unit.  Deterioration in future economic conditions, poor operating results in the reporting units, new or stronger competitors, or changes in technology could result in an inability to recover the carrying value of the goodwill and intangible assets, thereby requiring an impairment in the future.

The Company tests other long-lived assets for impairment based on the guidance provided in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”).  If the Company determines that an impairment has occurred, the loss is recognized in the income statement.  Deterioration in future economic conditions, poor operating results in a business, the determination that the long-lived asset is unsuitable for one reason or another, new or stronger competitors, or changes in technology, could result in an inability to recover the carrying value of the asset, thereby requiring an impairment in the future.

The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized after consideration of future taxable income and reasonable tax planning strategies.  In the event that Hercules were to determine that it would not be able to realize all or part of its deferred tax assets for which a valuation allowance had not been established, or is able to utilize capital and/or operating loss carry forwards for which a valuation allowance has been established, an adjustment to the deferred tax asset will be reflected in income in the period such determination is made.

The Company has and will continue to record charges for the estimated costs of employee severance and other exit costs pursuant to the Company’s strategy to continuously improve return on capital and productivity, streamline organizational structure, improve processes and consolidate manufacturing and non-manufacturing resources.  In the event that it is determined that additional employees must be involuntarily terminated, or that additional manufacturing or non-manufacturing facilities must be closed, supplemental reserves would be required, which would result in an incremental charge against earnings.

The Company establishes reserves for environmental matters, litigation and other contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  Accruals are established when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation required or agreed to, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in the timing of required remedial activities, changes in environmental laws and regulations, technological developments, the years of remedial activity required and changes in the number or financial exposures of claims, lawsuits, settlements or judgments, or in the ability to reduce such financial exposures by collecting indemnity payments from insurers.  If the contingency is resolved for an amount greater or less than has been accrued, the Company’s share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in income in the period such determination was made.

The Company has established reserves for asbestos-related personal injury lawsuits and claims.  The Company’s estimates are based on a number of assumptions including the number of future claims, the timing and amount of future payments, disease, venue and the dynamic nature of asbestos litigation and other circumstances.

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

Financial Condition

Liquidity and financial resources: Net cash provided by operations was $20.0 million for the six months ended June 30, 2005 compared to a $34.5 million cash usage for the comparable period in 2004.  The Company contributed $40.0 million to the U.S. defined benefit pension plan in both 2005 and 2004.  Additionally, year-to-date 2005 uses of cash included asbestos settlement payments of $17.4 million, net tax payments of $3.8 million, interest payments of $44.2 million and $8.6 million in premiums associated with the Company’s repurchase of $52.8 million of its outstanding 11.125% senior notes.  These payments were partially offset by the receipt of $32.3 million of reimbursements from the Company’s asbestos insurance trusts and insurers during the six months ended June 30, 2005.  During the comparative period for 2004, cash used in operations included higher payments for interest and debt expenses, tax payments and asbestos, which were $51.8 million, $29.5 million and $26.3 million, respectively.

Net cash used in investing activities was $22.7 million during the six months ended June 30, 2005 compared to a usage of $1.6 million for investing activities in 2004.  Cash used in investing during 2005 primarily reflects capital expenditures of $25.9 million.  The comparative 2004 cash flows include capital expenditures of $30.5 million which were mostly offset by $27.0 million of gross proceeds on the Company’s sale of its minority interest in CP Kelco ApS.

Net cash used in financing activities was $61.3 million for the six months ended June 30, 2005, while the comparable period in 2004 provided cash of $5.7 million.  Cash usage in 2005 was primarily due to debt repurchases. The Board of Directors has authorized the Company, from time to time, subject to market conditions and provisions of the Company’s credit agreement, to repurchase up to $200 million of its outstanding indebtedness.  During the six months ended June 30, 2005, the Company repurchased $52.8 million (book value) of its outstanding 11.125% senior notes for $61.4 million.  Similarly, the 2004 cash flows included the repurchase of $66.4 million (book value) of the 11.125% senior notes for $79.2 million.

The Company’s contractual commitments as of June 30, 2005 are summarized as follows:

	Payments Due by Period(1)
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Debt obligations	$1,175.1	$22.5	$184.2	$9.0	$959.4
Operating lease obligations	120.7	19.4	34.8	34.1	32.4
Purchase obligations	0.9	0.9	—	—	—
Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP(2)	494.4	102.0	78.1	64.4	249.9
Total contractual cash obligations	$1,791.1	$144.8	$297.1	$107.5	$1,241.7

(1)                                  Does not include the anticipated future interest payments to be made under the Company’s current debt agreements; however, based upon current indebtedness and interest rates at June 30, 2005, such obligations would be approximately $86.2 million through June 30, 2006, $86.0 million through June 30, 2007, $76.0 million through June 30, 2008, $66.1 million through June 30, 2009, $65.9 million through June 30, 2010 and $870.1 million thereafter. A one percent increase or decrease in the LIBOR rate would have an annual impact of approximately plus or minus $3.8 million on the Company’s interest payments in each of the next five years.

(2)                                  Includes amounts related to asbestos-related matters, asset retirement obligations, and workers compensation claims. Due to the dynamic nature of asbestos litigation, it is impractical to determine the anticipated payments in any given year. Therefore, the non-current asbestos-related liability of $196.0 million has been reflected in the “after five years” column.

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

The Company maintains ownership over a number of properties, including land and buildings, associated with businesses that have been exited, divested or otherwise curtailed.  In addition, during the normal course of business, assets associated with current operations, including such things as excess or fully depreciated equipment and buildings, among others, become available for disposition opportunities.  In order to maximize their value, the Company is actively engaged in an ongoing process of identifying alternative utilization strategies including leasing and outright sales of the underlying properties.  When specific actions progress to the point that the plan of sale criteria included in the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” have been met, impairments, to the extent they exist, are recognized and the underlying properties are reclassified as assets held for sale.  Assets held for sale are included in the caption “Other current assets” on the Consolidated Balance Sheets.  The carrying value of total assets held for sale was approximately $6.0 million as of June 30, 2005 and December 31, 2004.

The Company projects cash flows from operations will be sufficient to meet its investing and financing requirements in the next several years.

Risk Factors

Indebtedness

As of June 30, 2005, the Company’s total debt was approximately $1,175.1 million, of which 65% was fixed rate indebtedness.  The Company’s indebtedness has significant consequences, such as it: increases the Company’s vulnerability to economic downturns; requires the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness; limits the Company’s flexibility in planning for, or reacting to, changes in its business and the industries in which it operates or in pursuing attractive business opportunities requiring debt financing.

The Senior Credit Facility and the indentures governing the 11.125% senior notes and the 6.75% senior subordinated notes, which together account for a large portion of the Company’s debt, contain numerous restrictive covenants, including, among other things, covenants that limit the Company’s ability to: borrow money and incur contingent liabilities; make dividend or other restricted payments; use assets as security in other transactions; enter into transactions with affiliates; enter into new lines of business; issue and sell stock of restricted subsidiaries; sell assets or merge with or into other companies and make capital expenditures.  In addition, the Senior Credit Facility requires the Company to meet financial ratios and tests, including maximum leverage and interest coverage level and is secured by liens on the Company’s assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company’s current and future wholly owned domestic subsidiaries.  These restrictions could limit the Company’s ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict corporate activities.

The Company and its subsidiaries may incur additional indebtedness in the future.  As of June 30, 2005 the Company had a $550.0 million Senior Credit Facility with a syndicate of banks.  Under the Senior Credit Facility, the Company has a $150.0 million revolving credit agreement of which $81.2 million is available and a $400.0 million term loan that has an outstanding balance of $395.0 million.  The Company also has the ability under this facility, subject to lender approval, to borrow an additional $250.0 million in the form of an incremental loan.  If new indebtedness is added to the Company’s current indebtedness levels, the risks described above could increase.

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

The Company’s derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments.  At June 30, 2005 the net market value of these combined instruments was a liability of $1,152.5 million.  The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant.  A 100-basis point increase in interest rates at June 30, 2005 would result in a $64.6 million decrease in the net market value of the liability.  A 100-basis point decrease in interest rates at June 30, 2005 would result in a $70.1 million increase in the net market value of the liability.

Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and represent a net asset position of $0.7 million at June 30, 2005.  The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.  A 10% strengthening of the U.S. dollar versus other currencies at June 30, 2005 would result in a $6.2 million decrease in the net asset position while a 10% weakening of the dollar versus all currencies would result in a $5.9 million increase in the net asset position.

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

Litigation

The Company is involved in litigation arising out of or incidental to the conduct of its business.  Such litigation typically falls within the following broad categories:  environmental; antitrust; commercial; intellectual property; labor and employment; personal injury; property damage; product liability; and toxic tort.  These matters typically seek unspecified or large monetary damages or other relief.  While it is not feasible to predict the outcome of all pending matters, the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.  See Note 13 for a description of environmental and litigation matters involving the Company, including asbestos claims, as well as a description of the Company’s settlement of certain claims against insurance carriers, which resulted in the termination of certain of the Company’s insurance coverage.

Pension

The assets and liabilities associated with the Company’s defined benefit plans are subject to interest rate and market risk.  A 100-basis point decrease or increase in the discount rate will increase or decrease the accumulated benefit obligation (“ABO”) and projected benefit obligation (“PBO”) by approximately $157.0 million and $163.0 million, respectively.  A 100-basis point decrease or increase in the assumed rate of return will increase or decrease the estimated 2005 U.S. pension and postretirement expense by approximately $11.0 million.

Indemnifications

In connection with the sale of certain Company assets or businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale.  These indemnifications typically pertain to environmental, tax, employee and/or product-related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend and/or indemnify the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations.  The carrying amount recorded for all indemnifications as of June 30, 2005 was $40.0 million.  Although it is possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Shared-Based Payment” (“SFAS 123R”). On April 14, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01 of Regulation S-X that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as originally required in SFAS 123R. Accordingly, the Company now plans to adopt SFAS 123R effective January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.  In addition, the Company expects to continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees.

Beyond those restricted stock and stock option awards previously granted, the Company cannot predict with certainty the impact of SFAS 123R on the consolidated financial statements as the type and amount of such awards are determined on an annual basis and encompass a potentially wide range depending upon compensation decisions made by the Human Resources Committee of the Company’s Board of Directors.  SFAS 123R also requires the benefits of tax deductions in excess of compensation cost recognized in the financial statements to be reported as a financing cash flow, rather than as an operating cash flow as currently required under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”).  This requirement, to the extent it exists, will decrease net operating cash flows and increase net financing cash flows in periods subsequent to adoption.  The Company cannot estimate what those amounts will be in the future, because they depend on, among other things, when and if employees exercise stock options.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses the views of the SEC Staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements.  The Company believes that the views provided in SAB 107 are consistent with the approach taken in the valuation and accounting associated with share-based compensation issued in prior periods as well as those issued during 2005.

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

The Company is currently in the process of evaluating the requirements of FIN 47 as it applies, primarily, to active manufacturing and other facilities as well as individual components of those facilities.  The Company previously recognized obligations primarily associated with certain of its inactive facilities in accordance with SFAS 143 in 2003. At this time the Company is not in a position to provide a meaningful range of estimates of any conditional asset retirement obligations required to be recognized in accordance with FIN 47.  To the extent any conditional asset retirement obligations are identified, the Company will recognize the cumulative effect of initial application of FIN 47 as a change in accounting principle.  The Company plans to continue its evaluation process to ensure that adoption will be completed prior to the effective date of December 31, 2005.

On June 1, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”).  SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle.  SFAS 154 applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement that do not otherwise include specific transition provisions.  Previously, most changes in accounting principle were required to be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of a change in accounting principle as if that principle had always been used.  In addition, SFAS 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change while indirect effects should be recognized in the period of the accounting change.  SFAS 154 will be effective for fiscal years beginning after December 15, 2005.  The impact of the adoption of SFAS 154 will depend upon the nature of accounting changes the Company may initiate in future periods, if any.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: ability to generate cash, changes resulting from ongoing reviews of tax liabilities, ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, ability to raise product prices, business climate, business performance, changes in tax laws or regulations and related liabilities, changes in tax rates, economic and competitive uncertainties, higher manufacturing costs, restructuring initiatives, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates and exchange control regulations, asset dispositions, foreign investment laws, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, legislative changes, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, the financial capacity of settling insurers, the impact of increased accruals and reserves for such exposures, the outcome of litigation and appeals, and adverse changes in economic and political climates around the world, including terrorist activities, international hostilities, governmental instabilities and potential natural disasters.  Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements.  As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission.  The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions identify forward-looking statements.  This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update except as may be required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For discussion of quantitative and qualitative disclosure about market risk, see “Risk Factors” under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 30, 2005.  Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                     Legal Proceedings

The information disclosed by the Company under the headings “Environmental” and “Litigation” in Note 13 to the Consolidated Financial Statements is incorporated herein by this reference.

Item 4.                     Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 12, 2005.  A summary of the final voting results follows.  The number of votes cast with respect to each matter is as indicated.  A quorum of 101,730,954 or 90.48% of the 112,436,971 outstanding voting shares as of the April 18, 2005 record date, were present in person or by proxy at the Annual Meeting.

1.                                       Election of Directors

Two of our eight directors had terms expiring in 2005 and stood for re-election this year.  Both John K. Wulff and Jeffrey M. Lipton were reelected to the Hercules Board of Directors.  Two new directors, Anna Cheng Catalano and Burton M. Joyce, were elected, thereby increasing the Board size from eight to ten members.  Directors were elected to serve for three-year terms and until their successors are elected and qualified, or their earlier death, resignation or removal.

Director Name	For	Withheld Authority	Broker Non-Votes
Anna Cheng Catalano	90,858,072	10,872,882	—
Burton M. Joyce	90,952,005	10,778,949	—
Jeffrey M. Lipton	86,913,148	14,817,806	—
John K. Wolff	90,936,255	10,794,699	—

Directors continuing in office after the meeting were: Patrick Duff, Thomas P. Gerrity, John C. Hunter, III, Robert D. Kennedy, Craig A. Rogerson and Joe B. Wyatt.

2.                                       Ratification of the Appointment of BDO Seidman, LLP as Hercules’ Independent Registered Public Accountants for 2005, which proposal received more than a majority of the votes necessary for ratification.

For	Against	Abstain	Broker Non-Votes
100,399,881	546,063	785,009	—

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
August 4, 2005

EXHIBIT INDEX

Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer

32.1*	Section 1350 Certification of President and Chief Executive Officer

32.2*	Section 1350 Certification of Vice President and Chief Financial Officer

*  Filed herewith