Form 10-Q
period 2005-09-30
HERCULES INC
filed 2005-11-03
CIK 46989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes:   ☒   No:   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes:   ☒   No:   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:   ☐   No:   ☒

As of October 31, 2005,  112,760,397 shares of registrant’s common stock were outstanding.

Hercules Incorporated

TABLE OF CONTENTS

Part I – Financial Information

Item 1. Consolidated Financial Statements

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Comprehensive Income (Loss)

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

HERCULES INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$522.9	$500.5	$1,566.6	$1,485.9
Cost of sales (Note 4)	357.5	327.0	1,054.3	957.6
Selling, general and administrative expenses (Note 4)	92.8	94.7	292.5	290.5
Research and development	10.1	10.4	30.5	32.6
Intangible asset amortization (Note 5)	2.0	2.0	6.0	6.0
Other operating expense, net (Note 7)	11.1	1.4	31.5	23.0

Profit from operations	49.4	65.0	151.8	176.2
Interest and debt expense	22.5	25.1	67.5	84.9
Gain on sale of CP Kelco ApS	—	—	—	(26.0)
Other expense, net (Note 8)	0.2	49.8	47.1	93.6

Income (loss) before income taxes and equity loss	26.7	(9.9)	37.2	23.7
Provision (benefit) for income taxes (Note 16)	2.6	41.2	(1.3)	44.3

Income (loss) before equity loss	24.1	(51.1)	38.5	(20.6)
Equity loss of affiliated companies, net of tax	(0.1)	(0.2)	(0.4)	(0.3)
Net income (loss)	$24.0	$(51.3)	$38.1	$(20.9)

Basic and diluted earnings (loss) per share (Note 6)
Basic earnings (loss) per share	$0.22	$(0.47)	$0.35	$(0.20)
Diluted earnings (loss) per share	$0.22	$(0.47)	$0.34	$(0.20)

Weighted-average number of shares – basic (millions)	108.9	107.7	108.7	107.2
Weighted-average number of shares – diluted (millions)	110.7	107.7	110.5	107.2

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	(Unaudited)
	September 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$73.2	$126.5
Accounts receivable, net (Note 4)	336.0	346.7
Inventories (Note 4)	191.8	189.4
Deferred income taxes	88.8	44.8
Asbestos-related assets (Note 13)	—	6.3
Other current assets	53.6	58.6

Total current assets	743.4	772.3

Property, plant, and equipment, net (Note 4)	636.6	695.4
Deferred income taxes	125.0	121.9
Asbestos-related assets (Note 13)	129.3	162.5
Deferred charges and other assets	220.2	245.5
Intangible assets, net (Note 5)	156.4	162.3
Goodwill (Note 5)	528.0	550.3

Total assets	$2,538.9	$2,710.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$197.1	$197.8
Accrued expenses	209.6	217.2
Asbestos-related liabilities (Note 13)	46.8	46.8
Current debt obligations (Note 10)	23.2	29.8

Total current liabilities	476.7	491.6

Long-term debt (Note 10)	1,117.3	1,210.3
Deferred income taxes	70.0	77.2
Pension obligations	252.6	241.4
Other postretirement benefits	70.2	80.5
Deferred credits and other liabilities	296.7	298.9
Asbestos-related liabilities (Note 13)	189.3	213.4

Total liabilities	2,472.8	2,613.3

Commitments and contingencies (Note 13)

Stockholders’ equity
Series preferred stock	—	—
Common stock, $25/48 par value (shares issued at both 2005 and 2004 - 160.0 million)	83.3	83.3
Additional paid-in capital	549.5	569.2
Unearned compensation	(69.1)	(77.9)
Accumulated other comprehensive losses	(359.0)	(276.4)
Retained earnings	1,559.6	1,521.5
	1,764.3	1,819.7
Reacquired stock, at cost (2005 – 47.2 million shares; 2004 – 47.8 million shares)	1,698.2	1,722.8

Total stockholders’ equity	66.1	96.9

Total liabilities and stockholders’ equity	$2,538.9	$2,710.2

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	(Unaudited)
	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities
Net income (loss)	$38.1	$(20.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	59.6	56.1
Amortization	19.0	19.6
Deferred income tax provision	9.4	(8.7)
Gain on disposals	(11.3)	(26.3)
Impairment charges	0.5	6.7
Write-off of debt issuance costs	1.7	17.6
Other non-cash charges and credits	7.4	8.5
Accruals and deferrals of cash receipts and payments:
Accounts receivable, net	(7.4)	(14.9)
Inventories	(11.4)	(5.2)
Asbestos-related assets, current	6.3	(9.3)
Other current assets	(2.2)	24.9
Asbestos-related assets, non-current	35.6	(9.4)
Accounts payable and accrued expenses	9.9	1.0
Income taxes payable	(30.1)	(36.5)
Pension and postretirement benefits	(23.4)	(22.5)
Asbestos-related liabilities	(24.1)	44.6
Non-current assets and liabilities	(1.8)	30.5
Net cash provided by operating activities	75.8	55.8

Cash Flows from Investing Activities:
Capital expenditures	(45.7)	(53.1)
Proceeds from sale of minority interest in CP Kelco ApS	—	27.0
Proceeds from fixed asset disposals	15.6	0.4
Other, net	—	(0.1)
Net cash used in investing activities	(30.1)	(25.8)

Cash Flows from Financing Activities:
Long-term debt proceeds	—	650.0
Long-term debt repayments and repurchases	(100.5)	(707.3)
Change in short-term debt	2.5	0.3
Payment of debt issuance costs and underwriting fees	—	(7.8)
Treasury stock issued	2.4	3.0
Other	(0.3)	5.0
Net cash used in financing activities	(95.9)	(56.8)
Effect of exchange rate changes on cash	(3.1)	(0.4)
Net decrease in cash and cash equivalents	(53.3)	(27.2)
Cash and cash equivalents – beginning of period	126.5	126.3
Cash and cash equivalents – end of period	$73.2	$99.1

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest and debt expense	$59.1	$67.8
Income taxes	17.9	42.1
Non-cash investing and financing activities:
Incentive and other employee benefit stock plan issuances	12.0	14.2

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$24.0	$(51.3)	$38.1	$(20.9)
Foreign currency translation	(2.2)	14.3	(67.1)	(0.1)
(Increase) decrease in additional minimum pension liability due to:
Remeasurement adjustments	(20.2)	(41.4)	(20.2)	(41.4)
Foreign currency translation	0.9	0.1	4.7	—
Comprehensive income (loss)	$2.5	$(78.3)	$(44.5)	$(62.4)

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share amounts)

(Unaudited)

1.              Basis of Presentation

The interim consolidated financial statements and the notes to the consolidated financial statements of Hercules Incorporated (“Hercules” or the “Company”) are unaudited as of and for the three and nine months ended September 30, 2005 and 2004, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of Hercules’ financial position and results of operations for the interim periods.  These consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules’ Annual Report on Form 10-K for the year ended December 31, 2004.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$24.0	$(51.3)	$38.1	$(20.9)
Add: Stock-based compensation, net of tax, included in reported results	0.8	0.6	5.0	2.3
Deduct: Stock-based compensation, net of tax, determined under the fair value based method for all awards	(0.8)	(1.0)	(5.6)	(3.9)
Pro forma net income (loss)	$24.0	$(51.7)	$37.5	$(22.5)
Earnings (loss) per share:
Basic – as reported	$0.22	$(0.47)	$0.35	$(0.20)
Basic – pro forma	$0.22	$(0.48)	$0.35	$(0.21)
Diluted – as reported	$0.22	$(0.47)	$0.34	$(0.20)
Diluted – pro forma	$0.22	$(0.48)	$0.34	$(0.21)

3.              Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  On April 14, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01 of Regulation S-X that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as originally required.  Accordingly, the Company now plans to adopt SFAS 123R effective January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In addition, the Company expects to continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees.

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

The Company is currently in the process of evaluating the requirements of FIN 47 as it applies, primarily, to active manufacturing and other facilities as well as individual components of those facilities. The Company previously recognized obligations primarily associated with certain of its inactive facilities in accordance with SFAS 143 in 2003. At this time the Company is not in a position to provide a meaningful range of estimates of any conditional asset retirement obligations that may be required to be recognized in accordance with FIN 47. To the extent any conditional asset retirement obligations are identified, the Company will recognize the cumulative effect of the initial application of FIN 47 as a change in accounting principle.  The Company plans to continue its evaluation process to ensure that adoption will be completed prior to the effective date of December 31, 2005.

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

4.              Additional Balance Sheet and Statement of Operations Detail

	September 30, 2005	December 31, 2004
Accounts receivable, gross	$341.6	$351.4
Allowance for doubtful accounts	(5.6)	(4.7)

Accounts receivable, net	$336.0	$346.7

Inventories:
Finished goods	$100.3	$95.2
Raw materials and work-in-process	63.1	64.9
Supplies	28.4	29.3

Inventories	$191.8	$189.4

Property, plant and equipment:
Land	$17.4	$19.6
Buildings and equipment	1,937.0	1,998.9
Construction in progress	50.9	70.8
	2,005.3	2,089.3
Accumulated depreciation and amortization	(1,368.7)	(1,393.9)

Property, plant and equipment, net	$636.6	$695.4

Cost of sales and Selling, general and administrative expenses include depreciation expense relating to continuing operations totaling $19.1 million and $18.3 million for the three months ended September 30, 2005 and 2004, respectively, and $57.7 million and $56.1 million for the nine months ended September 30, 2005 and 2004, respectively.  Charges of $0.6 million and $1.5 million related to the accelerated depreciation expense of the Barneveld research facility and related assets have been included in Other operating expense, net for the three and nine months ended September 30, 2005, respectively. In addition, accelerated depreciation expense of $0.4 million related to the Pandaan, Indonesia manufacturing facility is also included in Other operating expense, net for the three months ended September 30, 2005.

5.              Goodwill and Other Intangible Assets

The following table shows changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2005.

	Performance Products	Engineered Materials and Additives	Total
Balance, December 31, 2004	$465.4	$84.9	$550.3
Foreign currency translation	(22.3)	—	(22.3)

Balance, September 30, 2005	$443.1	$84.9	$528.0

The following table provides information regarding the Company’s other intangible assets with finite lives:

	Customer Relationships	Trademarks and Tradenames	Other Intangibles	Total

Gross carrying amount

Balance, December 31, 2004	$90.0	$73.9	$52.5	$216.4
Balance, September 30, 2005	90.0	73.9	52.6	216.5

Accumulated amortization

Balance, December 31, 2004	$13.9	$11.5	$28.7	$54.1
Balance, September 30, 2005	15.8	13.2	31.1	60.1

Total amortization expense for Other intangible assets was $2.0 million for each of the three months ended September 30, 2005 and 2004, respectively, and $6.0 million for each of the nine month periods ended September 30, 2005 and 2004.  Estimated amortization expense is $8.0 million for 2005, $7.8 million for both 2006 and 2007, $7.4 million for 2008, $6.1 million for 2009 and $5.9 million for 2010.

6.              Earnings Per Share

The following tables show the amounts used in computing basic and diluted earnings (loss) per share and the weighted-average number of shares of basic and diluted common stock:

	Three Months Ended September 30,
	2005		2004
	Income	Earnings Per Share	Loss	Loss Per Share

Basic earnings (loss) per share:
Net income (loss)	$24.0	$0.22	$(51.3)	$(0.47)
Weighted-average number of basic shares	108.9		107.7

Diluted earnings (loss) per share:
Net income (loss)	$24.0	$0.22	$(51.3)	$(0.47)
Weighted-average number of diluted shares	110.7		107.7

	Nine Months Ended September 30,
	2005		2004
	Income	Earnings Per Share	Loss	Loss Per Share

Basic earnings (loss) per share:
Net income (loss)	$38.1	$0.35	$(20.9)	$(0.20)
Weighted-average number of basic shares	108.7		107.2

Diluted earnings (loss) per share:
Net income (loss)	$38.1	$0.34	$(20.9)	$(0.20)
Weighted-average number of diluted shares	110.5		107.2	.

For each of the three and nine months ended September 30, 2005, respectively, the Company had convertible subordinated debentures, stock options and restricted stock, which were convertible into approximately 1.8 million shares of common stock.  Stock options, restricted stock and convertible debentures aggregating approximately 1.4 million shares were anti-dilutive for each of the three and nine months ended September 30, 2004 and are not included in the calculation of diluted earnings per share. The related interest on the convertible subordinated debentures has an immaterial impact on the earnings per share calculations for the 2004 periods.

The following table shows the number of options and warrants that have been excluded from the computation of diluted earnings per share as their exercise price exceeded their current market value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Options to purchase common stock	7.3	11.1	7.3	12.3
Warrants to purchase common stock	7.1	7.1	7.1	7.1

7.              Other Operating Expense, Net

Other operating expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Severance, restructuring and other exit costs, net	$9.4	$1.7	$27.7	$8.0
Consulting charges related to legacy issues	—	—	0.8	—
Asset impairment charges	0.5	—	0.5	6.7
Nitrocellulose facility shutdown costs (recoveries)	—	(0.8)	—	5.5
Special executive pension adjustment	—	0.2	—	1.6
Other, net	1.2	0.3	2.5	1.2
	$11.1	$1.4	$31.5	$23.0

8.              Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Environmental charges for non-operating facilities and sites	$3.6	$1.0	$20.7	$2.8
Loss on repurchase of debt	5.2	15.2	14.9	44.0
Asbestos-related costs	1.2	33.4	5.0	40.2
Gain on dispositions	(10.9)	—	(10.9)	—
Other litigation settlements and accruals	1.4	0.4	18.2	7.4
Other, net	(0.3)	(0.2)	(0.8)	(0.8)
	$0.2	$49.8	$47.1	$93.6

The gain on dispositions is attributable to the sale of properties in Langhorne, Pennsylvania and Burlington, New Jersey that were non-operating facilities associated with the previously divested water treatment and resins businesses, respectively. Approximately $4.4 million of the total gain relates to the transfer of an asset retirement obligation in connection with the sale of the Burlington property. Prior to their sales, these properties had been classified as assets held for sale and included in other current assets since the fourth quarter of 2004.

9.              Severance, Restructuring and Other Exit Costs

During the three months ended September 30, 2005, the Company announced personnel reductions of 88 employees under its Severance Pay Plan and Dismissal Wage Plan (“Dismissal Plans”) bringing 2005 year-to-date total reductions to 251 employees.  As a result, $7.8 million and $22.8 million, respectively, was recognized in Other operating expense, net for the three and nine months ended September 30, 2005. Of the year-to-date charges, $13.0 million, $4.0 million and $5.8 million related to the Performance Products segment, the Engineered Materials and Additives segment, and Corporate, respectively.

In 2004, the Company announced its intent to close a European research facility located in Barneveld, The Netherlands, which had 56 employees.  The severance and termination agreements, which constitute one-time termination benefits, were approved by the local works council during the quarter ended March 31, 2005.  Subsequently, the Company terminated 48 employees and offered relocation to the remaining 8 employees. Accordingly, a liability of approximately $3.7 million associated with the terminations has been recognized ratably to Other operating expense, net over a ten-month period from the communication date through the actual closure in September 2005. In addition to the termination costs which have been accrued as a liability, the Company incurred and paid approximately $1.2 million of exit costs related to the closure of the facility. During the three months ended September 30, 2005, the Company closed its Pandaan, Indonesia manufacturing facility in connection with a strategic realignment of its Pulp and Paper business in the Asia Pacific region. In connection with the closing, the Company terminated approximately 40 employees and recorded a one-time termination benefit cost of approximately $0.2 million. The termination and exit costs associated with these actions are subject to the accounting requirements of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).Year-to-date charges in accordance with SFAS 146 of approximately $3.6 million, $0.1 million, and $1.2 million were recognized by the Performance Products segment, the Engineered Materials and Additives segment, and Corporate respectively.

Cash payments for severance and restructuring during the three and nine months ended September 30, 2005 were $8.2 million and $14.6 million, respectively.  Current year cash payments through September 30, 2005 include $0.6 million for severance under the Company’s 2001 restructuring plan, $11.9 million for severance liabilities recognized under the Company’s Dismissal Plans, and $2.1 million for SFAS 146 restructuring obligations.

A consolidated reconciliation of activity with respect to the liabilities for these plans is as follows:

Balance, December 31, 2004	$5.8
Additional termination costs recognized	22.8
Charges for SFAS 146 terminations and relocations	3.7
Cash payments	(14.6)
Other, including foreign currency translation	(0.4)

Balance, September 30, 2005	$17.3

The balance at September 30, 2005 is comprised of $1.3 million pertaining to the continuing benefit payment streams under the 2001 restructuring plan, $14.1 million related to other severance benefits accounted for under the Company’s Dismissal Plans and $1.9 million associated with SFAS 146 restructuring liabilities.

10.       Debt

A summary of debt follows:

	September 30, 2005	December 31, 2004
Term B Loan due 2010	$394.0	$397.0
6.60% notes due 2027	100.0	100.0
Term notes at various rates from 2.91% to 7.16% due in varying amounts through 2020	14.0	27.8
11.125% senior notes due 2007	140.0	226.0
6.75% senior subordinated notes due 2029	250.0	250.0
8% convertible subordinated debentures due 2010	2.6	2.6
6.50% junior subordinated deferrable interest debentures due 2029	229.6	229.0
Other	10.3	7.7
	1,140.5	1,240.1
Less: Current debt obligations	23.2	29.8
Long-term debt	$1,117.3	$1,210.3

During the three months ended September 30, 2005, the Company acquired $33.2 million (book value) of the 11.125% senior notes for $37.8 million. The Company recognized a loss of $4.6 million on the repurchase and a $0.6 million non-cash expense for the write-off of the unamortized debt issuance costs related to the repurchased debt. For the nine months ended September 30, 2005, the Company has repurchased $86.0 million (book value) of the 11.125% senior notes for $99.2 million. The Company has recognized year-to-date losses of $13.2 million on this repurchased debt and $1.7 million of non-cash expenses for the write-off of related unamortized debt issuance costs.

As of September 30, 2005 the weighted-average interest rate on the Term B Loan, which bears interest at LIBOR + 1.75%, was 5.33%.

As of September 30, 2005, $84.5 million of the $150.0 million Revolving Facility under the Company’s Senior Credit Facility was available for use. The Company had $65.5 million of outstanding letters of credit associated with the Revolving Facility at September 30, 2005. On October 3, 2005, the Company issued a further letter of credit for $25.0 million, reducing the amount available for use under the Revolving Facility to $59.5 million. In addition, the Company expects to further increase its outstanding letters of credit by an additional $15.0 million in December, 2005. During June 2005 the Senior Credit Facility was amended to reduce the interest rate on the Revolving Facility to LIBOR + 1.25%. At September 30, 2005, Hercules had available and unused foreign lines of credit totaling $33.2 million.

The Company’s Senior Credit Facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio (“leverage ratio”) and an interest coverage ratio and established limitations on the permitted amount of capital expenditures.

11.       Pension and Other Postretirement Benefits

The following tables set forth the consolidated net periodic pension and other postretirement benefit costs recognized for the three and nine months ended September 30, 2005 and 2004.

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net periodic benefit cost:
Service cost	$4.5	$4.7	$14.4	$15.1
Interest cost	25.0	22.2	75.8	72.7
Expected return on plan assets	(28.5)	(25.5)	(87.1)	(83.5)
Amortization and deferrals	0.5	0.9	1.6	3.0
Special benefits	—	0.2	—	1.1
Actuarial losses recognized	10.0	8.1	29.6	26.6
	$11.5	$10.6	$34.3	$35.0

	Postretirement Benefits
	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Net periodic benefit cost:
Service cost	$0.2	$0.1	$0.6	$0.5
Interest cost	3.1	1.9	8.3	8.5
Amortization and deferrals	(2.5)	(1.4)	(6.7)	(6.0)
Actuarial losses recognized	1.5	1.2	4.1	5.0
	$2.3	$1.8	$6.3	$8.0

Total contributions expected to be made to the Company’s plans during 2005 are $45.0 million, including $40.0 million in voluntary contributions made to the U.S. defined benefit plan in January 2005.

During the three months ended September 30, 2005, the Company received the final evaluation report for its qualified and non-qualified pension plans as of January 1, 2005. The final valuation report indicated the additional minimum liability was $32.1 million higher than the estimated additional minimum liability recorded as of December 31, 2004 resulting in an after tax change of $20.2 million recorded in other comprehensive income.

12.          Asset Retirement Obligations

The following table provides a reconciliation of the changes in the asset retirement obligations (“ARO”) during the period.

	SFAS 143 ARO Sites	Non-SFAS 143 Sites	Total
Balance, January 1, 2005	$96.3	$2.8	$99.1
Liabilities incurred	—	16.3	16.3
Accretion	1.5	—	1.5
Remediation-related payments	(6.2)	(0.6)	(6.8)
Foreign currency translation	(0.8)	—	(0.8)
Changes in estimated obligations	3.4	—	3.4
Transfers of obligations	(4.4)	—	(4.4)

Balance, September 30, 2005	$89.8	$18.5	$108.3

13.                               Commitments and Contingencies

Guarantees

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), disclosure about each group of guarantees is provided below:

Indemnifications

In connection with the sale of Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sale transactions and business activities prior to the ultimate closing of the sale.  The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend, and/or indemnify the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions and limitations.  The carrying amount recorded for indemnifications as of September 30, 2005 was $40.0 million.

In addition, in connection with these transactions, the Company has generally provided indemnifications on general corporate matters such as ownership of the relevant assets, the power and corporate authority to enter into transactions and the satisfaction of liabilities not assumed by the buyer.  These indemnifications generally have indefinite terms.

As noted in greater detail in the Litigation section of this note, the Company has entered into comprehensive settlement agreements with substantially all of its insurance carriers that provided coverage for asbestos-related products liabilities.  Under the terms of those agreements and in exchange for payments received and to be received from such insurance carriers, the Company has released and agreed to indemnify such insurers from claims asserted under their cancelled policies.

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

Debt Obligations

The Company has directly guaranteed $53.9 million of various obligations under agreements with third parties related to subsidiaries and affiliates of which $17.2 million was outstanding at September 30, 2005.  The outstanding balance reflects guarantees of $7.5 million related to the debt of FiberVisions A/S that matures at various dates through 2006, $2.8 million related to the debt of Shanghai Hercules Chemical that expires this year, $4.2 million related to a foreign-based pension plan with an indefinite term, $0.7 million related to the debt of Hercules Trading (Shanghai) and $2.0 million related to the debt obligations of previously disposed operations that expire in 2007.  In addition to the aforementioned $4.2 million guarantee, the Company has provided approximately $2.6 million in collateral through a mortgage security related to the pension plan liability.  Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.

Intercompany Guarantees

The Company and its subsidiaries have authorized intercompany guarantees between and among themselves, which aggregate approximately $193.6 million of which $163.6 million was outstanding at September 30, 2005.  These guarantees relate to intercompany loans used to facilitate normal business operations and have been eliminated from the Company’s Consolidated Financial Statements.

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

The range of the reasonably possible share of costs for the investigation and cleanup of current and former operating sites, and other locations where the Company may have a known liability, is between $108.3 million and $201.3 million. In accordance with generally accepted accounting principles, the Company has accrued a liability of $108.3 million at September 30, 2005, representing the low end of the range, since no amount within the range is a better estimate than any other amount (see Note 12).  This accrued liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs.

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

By Memorandum Opinion and Order dated March 30, 2005, the District Court largely affirmed its prior findings and prior judgment against the Company and Uniroyal and the prior allocation with respect to the Company and Uniroyal, although the District Court did agree that the Company should not be liable for costs associated with a particular off-site landfill, and held that the judgment should be reduced accordingly.  By Order dated June 6, 2005, the District Court entered a Final Judgment in favor of the United States and against Hercules for $119.3 million of which Uniroyal is jointly and severally liable for $110.4 million.  The Final Judgment also provided that both Hercules and Uniroyal are responsible for any additional response costs incurred or to be incurred by the United States after June 1, 1998, as well as post-judgment interest running from the date of the Final Judgment.  In addition, the District Court re-affirmed its prior allocation holding which allocated 2.6% of the $110.4 million in response costs for which Uniroyal is jointly and severally liable, or $2.9 million, to Uniroyal.  Finally, the Final Judgment found Uniroyal liable to Hercules for 2.6% of the response costs incurred by Hercules of approximately $27.4 million, or $0.7 million.  The Company believes that the District Court committed reversible error in reaching its conclusions and has appealed the District Court’s judgment to the United States Court of Appeals for the Eighth Circuit. As a result of some of the findings set forth by the District Court in its opinion, however, the Company determined that it has a probable and reasonably estimable liability of $14.8 million plus interest and established an accrual in that amount in March 2005.  The Company will continue to accrue interest on this amount until final disposition of the judgment.

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

Kim Stan Landfill

Hercules is one of a limited number of industrial companies that have been identified by the EPA as a PRP at the Kim Stan Landfill, near Covington, Virginia.  The EPA is seeking to have the PRPs undertake the remediation of the site at a currently estimated cost of $12.0 million (including EPA oversight charges).  Based on the investigation conducted to date, the Company believes that parties not named by the EPA as PRPs may be responsible for the majority of the costs that have been and will be incurred at the site and intends to seek contribution from those parties to the extent it is required to pay any monies in connection with the site.  The Company is continuing to evaluate the EPA’s allegations and, pending further investigation, is not able to determine its exposure, if any, with respect to this site. EPA has invited the Company and two other PRPs (collectively “the PRP Group”) to engage in negotiations to resolve EPA’s claims.

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

As of September 30, 2005, there were approximately 31,075 unresolved claims, of which approximately 985 were premises claims and the rest were products claims.  There were also approximately 1,535 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  In addition, as of September 30, 2005, there were approximately 1,146 claims which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.

Between January 1, 2004 and December 31, 2004, the Company received approximately 8,305 new claims, approximately one third of which were included in “consolidated” complaints naming one hundred or more plaintiffs and a large number of defendants, but providing little information connecting any specific plaintiff’s alleged injuries to any specific defendant’s products or premises.  It is the Company’s belief that a significant majority of these “consolidated” claims will be dismissed for no payment.  Between January 1, 2005 and September 30, 2005, the Company received approximately 3,130 new claims, none of which were in consolidated complaints.

The Company’s primary and first level excess insurance policies that provided coverage for these asbestos-related matters exhausted their products limits at or before the end of July 2003.  Since that time, and not taking into account the impact of the settlements described below, the Company has fully funded the costs associated with the defense and settlement of its asbestos-related liabilities.  From January 1, 2005 through September 30, 2005, the Company spent approximately $31.3 million on these matters, including approximately $24.1 million in settlement payments and approximately $7.2 million for defense costs.

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

In addition, effective October 8, 2004, the Company entered into a comprehensive settlement agreement with respect to certain insurance policies issued by various insurance companies operating in the London insurance market, and by one insurance company located in the United States (the “Second Settlement Agreement”).  Under the terms of the Second Settlement Agreement, in 2005, the Company began to receive payments from the participating insurers which will total approximately $102.2 million over a four-year period ending in 2008.  The payments will be placed by the insurance companies into a trust.  The trust funds have been and are continuing to be used to reimburse the Company for costs it incurs to resolve asbestos claims from and after October 8, 2004.  Any funds remaining in trust subsequent to December 31, 2008 may be used by the Company to pay both asbestos-related claims and non-asbestos related claims.  As of September 30, 2005, $35.3 million of the $102.2 million has been placed into the trust. While many of the specific terms of the Second Settlement Agreement are confidential, the Second Settlement Agreement generally provides for the payment of money to the Company in exchange for the release by the Company of past, present and future claims under those policies and the cancellation of such policies; and the agreement by the Company to indemnify the released insurers from any such claims asserted under those policies.

The Company also reached settlement agreements with additional insurers whose level of participation in the Company’s insurance program is substantially lower than the aggregate participation of the insurers referred to above (the “Other Settlement Agreements”).  Pursuant to the Other Settlement Agreements, the Company has released or partially released its rights to coverage under insurance policies issued by such insurers.  The Other Settlement Agreements originally provided for cash payments to be received by the Company at various times commencing in 2004 and ending in 2011.  During 2004, however, one insurer elected to pre-pay its obligations at a discounted rate.  As a result of that pre-payment and other scheduled 2004 payments, combined with $6.0 million of payments received during the nine months ended September 30, 2005, the Company has received all amounts due under the Other Settlement Agreements.

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

In October 2004, the Company commissioned an updated study of its asbestos-related liabilities by a professor at a major national university, who is a member of the American Academy of Actuaries with broad experience in estimating such liabilities.  Taking into account the then most current data concerning, among other factors, the Company’s claims and payment experience, the Company’s estimated reasonably possible exposure for these matters was revised to a range of $265 million to $800 million.  Such study was updated again by the aforementioned professor in January 2005 to take into account more current data, and the Company’s estimated reasonably possible exposure for these matters as of December 31, 2004 was revised to a range of $260 million to $780 million.  Due to inherent uncertainties in estimating the timing and amounts of future payments, the foregoing range does not include the effects of inflation and has not been discounted for the time value of money.  In addition, the range of financial exposures set forth above does not include estimates for future legal costs.

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

The findings of the updated study referenced above identified a range of the Company’s reasonably possible financial exposure for these asbestos-related matters.  The Company adjusted its accrual for present and future potential asbestos claims before anticipated insurance recoveries at December 31, 2004 to $260.2 million, reflecting the low end of the range noted above in accordance with generally accepted accounting principles (since no amount within the range is a better estimate than any other amount).  There have been no changes made regarding the underlying basis of the asbestos-related assets and liabilities during the nine months ended September 30, 2005.

The following table presents the beginning and ending balances and balance sheet activity for the Company’s asbestos-related accounts for the nine months ended September 30, 2005.

	Balance January 1, 2005	Additional Accruals/ Interest Income	Insurance Recovered/ Liabilities Settled	Reclassifi- cations/ Accretion	Balance September 30, 2005
Asbestos-related assets:
Insurance receivable	$6.3	$(0.3)	$(6.0)	$—	$—
Asbestos-related assets, current	6.3	(0.3)	(6.0)	—	—

Insurance receivable	98.9	—	(35.3)	1.2	64.8
Restricted cash in trust (1)	63.6	1.2	(0.3)	—	64.5
Asbestos-related assets, non-current	162.5	1.2	(35.6)	1.2	129.3

Total asbestos-related assets	$168.8	$0.9	$(41.6)	$1.2	$129.3
Asbestos-related liabilities:
Asbestos-related liabilities, current	$46.8	$—	$—	$—	$46.8
Asbestos-related liabilities, non-current	213.4	—	(24.1)		189.3
Total asbestos-related liabilities	$260.2	$—	$(24.1)	$—	$236.1

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

Of note, in April, May and June 2005, respectively, Georgia, Texas and Florida passed legislation aimed at reforming the way that civil asbestos litigation is handled in the courts of those states.  In general, such legislation establishes medical criteria which define whether a claimant has a physical impairment allegedly caused by exposure to asbestos, and defers the claims of those claimants who have no or minimal physical impairment, while allowing the claims of claimants who have an alleged physical impairment to proceed.  While it is too early to tell what impact these legislative enactments will have or whether or to what extent these legislative enactments will survive any legal challenges to their constitutionality or applicability, the Company is optimistic that, over time, the net effect of these legislative enactments will be beneficial, although there can be no assurance that the effect of such laws will be beneficial.  Of the state legislative reforms that have passed to date, the Texas legislation appears to have the most potential significance to the Company because of the number of claims historically filed and currently pending in Texas and the amount of money spent to date to defend and resolve claims filed in Texas.  The Texas legislation, which became effective on September 1, 2005, largely applies to claims pending as of or filed after December 1, 2005.  In addition to the medical criteria described above, the Texas legislation also prevents the “bundling” of groups of claims.  While the Company is optimistic that, over time, the net effect of the Texas legislation will be beneficial, there can be legislation could prompt an acceleration of claims called to trial or for which settlements are demanded in the period prior to December 1, 2005.

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

Composite Products Antitrust and Qui Tam Matters

In August 1999, the Company was sued in an action styled as Cape Composites, Inc. v. Mitsubishi Rayon Co., Ltd., Case No. 99-08260 (U.S. District Court, Central District of California), one of a series of similar purported class action lawsuits brought on behalf of purchasers (excluding government purchasers) of carbon fiber and carbon prepreg in the United States from the named defendants from January 1, 1993 through January 31, 1999.  The lawsuits were brought following published reports of a Los Angeles federal grand jury investigation of the carbon fiber and carbon prepreg industries.  In these lawsuits, plaintiffs allege violations of Section 1 of the Sherman Antitrust Act for alleged price fixing.  In September 1999, these lawsuits were consolidated by the Court into a case captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California  (the “Thomas & Thomas Lawsuit”) with all related cases ordered dismissed.  On May 2, 2002, the Court granted plaintiffs’ Motion to Certify Class.  The Company is named in connection with its former Composites Products Division, which was sold to Hexcel Corporation in 1996.  During the third quarter of 2004, the Company learned that four of its co-defendants had reached settlements with the plaintiffs.  Those settlements were approved by the court on January 31, 2005.  On February 25, 2005, the Company reached a settlement in principle with the plaintiffs for $11.3 million.  On June 10, 2005, that settlement was granted preliminary approval by the Court. The settlement was approved and a stipulation of dismissal with prejudice was executed by the parties effective October 18, 2005. A final dismissal order is pending. The Company has denied and continues to deny liability to plaintiffs but entered into the settlement to avoid the risks, uncertainties and costs inherent in litigation.  The settlement was agreed to by the Company without any admission of liability.

Since September 2001, the Company, along with the other defendants in the Thomas & Thomas Lawsuit referred to above, has been sued in nine California state court purported class actions brought on behalf of indirect purchasers of carbon fiber.  In January 2002, these were consolidated into a case-captioned Carbon Fiber Cases I, II, and III, Judicial Council Coordination Proceeding Nos. 4212, 4216 and 4222, Superior Court of California, County of San Francisco.  These actions all allege violations of the California Business and Professions Code relating to alleged price fixing of carbon fiber and unfair competition.  In July 2005, the Company reached an agreement in principle to settle these consolidated actions for a portion of the amounts described in the paragraph below entitled “Amounts Accrued for Non-Asbestos Litigation.”  That settlement was subsequently finalized and executed by the parties and is awaiting Court approval. As with the settlement of the Thomas & Thomas Lawsuit described above, the Company has denied and continues to deny liability to plaintiffs, but entered into the settlement to avoid the risks, uncertainties and costs inherent in litigation.  The settlement was agreed to by the Company without any admission of liability.

In June 2002, a purported class action was filed in Massachusetts under the caption Saul M. Ostroff, et al. v. Newport Adhesives, et al., Civil Action No. 02-2385, Superior Court of Middlesex County.  This matter has been brought on behalf of consumers who purchased merchandise manufactured with carbon fiber, and alleges the same types of price fixing activities alleged in the actions described in the previous two paragraphs.  In July 2005, the Company reached an agreement in principle to settle this action for a portion of the amounts described in the paragraph below entitled “Amounts Accrued for Non-Asbestos Litigation.”  As with the other settlements described herein, the Company has denied and continues to deny liability to plaintiffs, but entered into the settlement to avoid the risks, uncertainties and costs inherent in litigation.  The settlement was agreed to by the Company without any admission of liability.

In October 2002, the Company was notified that Horizon Sports Technologies had “opted out” of the Thomas & Thomas Lawsuit referred to above and filed its own suit against the Company and the other defendants in that action (Horizon Sports Technologies, Inc. v. Newport Adhesives and Composites, Inc., et al., Case No. CV02-8126 FMC (RNEX), U.S. District Court, Central District of California, Western Division).  In late June 2005, the Company reached an agreement in principle to settle this action for a portion of the amount described in the paragraph below entitled “Amounts Accrued for Non-Asbestos Litigation.”  That settlement was subsequently finalized and this case has been dismissed with prejudice.  As with the other settlements described herein, the Company has denied and continues to deny liability to plaintiffs, but entered into the settlement to avoid the risks, uncertainties and costs inherent in litigation.  The settlement was agreed to by the Company without any admission of liability.

Further, in April 2002, a related “Qui Tam” action was unsealed by the U.S. District Court for the Southern District of California.  That action is captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al., (Civil Action No. 99 CV 1557 JM JAH), was filed under seal in 1999, and is a “False Claims” action brought pursuant to the False Claims Act (31 U.S.C. Section 729 et seq.).  In that action, the relators, in the name of the U.S. Government, allege the same price fixing activities which are the subject of the above-described actions.  The relators then allege that those alleged price fixing activities resulted in inflated prices being charged by the defendant carbon fiber manufacturers to defense contractors, who, in turn, submitted claims for payment to the U.S. Government under various government contracts.  It is alleged that those claims for payment were “false claims” because the prices charged for the carbon fiber and carbon prepreg were “fixed” contrary to the laws of the United States.  In late June 2005, the Company reached an agreement in principle to settle this action for a portion of the amount described in the paragraph below entitled “Amounts Accrued for Non-Asbestos Litigation.” The settlement was subsequently approved by the government and by the Court, and this case has been dismissed with prejudice.  As with the other settlements described herein, the Company has denied and continues to deny liability to plaintiffs, but entered into the settlement to avoid the risks, uncertainties and costs inherent in litigation.  The settlement was agreed to by the Company without any admission of liability.

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

In connection with the grand jury investigation noted above in the paragraph describing the Cape Composites Lawsuit, in January 2000, the United States Department of Justice (“DOJ”), Antitrust Division, served a grand jury subpoena duces tecum upon the Company.  The Company was advised that it was one of several manufacturers of carbon fiber and carbon prepreg that were served with such a subpoena.  In December 2003, the Company was advised that the grand jury investigation had been closed.

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

Since 1998, the Company has been sued in approximately twenty-five lawsuits (including two purported class actions) where plaintiffs allege that exposure to Agent Orange caused them to sustain various personal injuries.  On February 9, 2004, the U.S. District Court for the Eastern District of New York issued a series of rulings granting several motions filed by defendants in the two cases that had been remanded to the U.S. District Court by the U.S. Court of Appeals for the Second Circuit on remand from the U.S. Supreme Court (In re: “Agent Orange” Product Liability Litigation: Joe Isaacson, et al v. Dow Chemical Company, et al. and Daniel Raymond Stephenson, et al. v. Dow Chemical Company, et al.  (MDL 381, CV 98-6383 (JBW), CV 99-3056 (JBW))).  In relevant part, those rulings held that plaintiffs’ claims against the defendant manufacturers of Agent Orange are properly removable to federal court under the “federal officer removal statute” and that such claims are subject to dismissal by application of the “government contractor defense.”  The Court then dismissed plaintiffs’ claims, but stayed its decision to allow plaintiffs to obtain additional discovery and to move for reconsideration of the Court’s decision.  A hearing on the motion for reconsideration was held on February 28, 2005.  By Orders dated March 2, 2005, the Court denied reconsideration, lifted the stay of the earlier decision, and dismissed plaintiffs’ claims in all of the lawsuits that were before the Court at that time.  Plaintiffs have appealed those dismissals to the United States Court of Appeals for the Second Circuit.

In addition, in January 2004, the Company was sued in a purported class action filed in the United States District Court for the Eastern District of New York by The Vietnam Association for Victims of Agent Orange/Dioxin and several individuals who claim to represent between two and four million Vietnamese who allege that Agent Orange used by the United States during the Vietnam War caused them or their families to sustain personal injuries.  (The Vietnam Association for Victims of Agent Orange/Dioxin, et al. v. The Dow Chemical Company, et al., Civil Action No. 04 CV 0400 (JBW)).  That complaint alleges violations of international law and war crimes, as well as violations of the common law for products liability, negligence and international torts.  The defendants moved to dismiss this case on several grounds, including failure to state a claim under the Alien Tort Claims Statute, lack of jurisdiction and justiciability, the bar of the statute of limitations, failure to state claims for violations of international law, and the “government contractor defense.”  A hearing on these motions was held on February 28, 2005.  By order dated March 10, 2005, the Court dismissed this lawsuit.  Plaintiffs have appealed that dismissal to the United States Court of Appeals for the Second Circuit.

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

By Order dated May 6, 2003, the U.S. District Court for the Middle District of Louisiana remanded to the 18th Judicial District Court for the Parish of Iberville, Louisiana, a total of nine consolidated lawsuits, including two lawsuits in which the Company is a defendant.  These two lawsuits, Jerry Oldham, et al. v. The State of Louisiana, et al., Civil Action No. 55,160, 18th Judicial District Court, Parish of Iberville, Louisiana, and John Capone, et al. v. The State of Louisiana, et al., Civil Action No. 56,048C, 18th Judicial District Court, Parish of Iberville, Louisiana, were served on the Company in September 2002 and October 2002, respectively.  The Oldham case is a purported class action comprised of approximately 2,000 plaintiffs who are or were direct employees of Georgia Gulf, and the Capone case is a consolidated action by approximately 44 plaintiffs who are or were contract employees at Georgia Gulf.  Both actions assert claims against the State of Louisiana, the Company, American PetroFina, Inc., Hercofina, Ashland Oil, International Minerals and Chemicals, Allemania Chemical, Ashland Chemical and the Parish of Iberville.  The purported class members and plaintiffs, who claim to have worked or lived at or around the Georgia Gulf plant in Iberville Parish, allege injury and fear of future illness from the consumption of contaminated water and, specifically, elevated levels of arsenic in that water.  As to the Company, plaintiffs allege that the Company itself and as part of a joint venture operated a nearby plant and, as part of those operations, used a groundwater injection well to dispose of various wastes, and that those wastes contaminated the potable water supply at Georgia Gulf.  On October 17, 2002, the Company removed these matters to federal court.  In January 2003, the U.S. District Court for the Middle District of Louisiana consolidated the Oldham and Capone matters with other lawsuits (including the Batton matter, discussed below) in which the Company is not or was not a party.  Plaintiffs sought remand, which, as noted above, was granted by Order dated May 6, 2003.  In March 2004, Atofina, successor to American PetroFina, Inc. was dismissed without prejudice.  In January 2005, plaintiffs filed a motion to add Hercules and other defendants to a case captioned Georgenner Batton, et al. v. The State of Louisiana, et al., Civil Action No. 55,285, 18th Judicial District Court, Parish of Iberville, Louisiana; that motion was granted by the Court in February 2005.  The Batton lawsuit is a purported class action comprised of plaintiffs who are or were contract employees of Georgia Gulf since 1995 and who are asserting nearly identical allegations as the plaintiffs in the Oldham lawsuit.  In August 2005, the Company entered into an agreement in principle to settle these matters for a portion of the amount described in the paragraph below entitled “Amounts Accrued for Non-Asbestos Litigation.”  That settlement, which will be structured as a class action settlement and which was agreed to by the Company without any admission of liability, is subject to Court approval.

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

On May 7, 2004, Ciba Specialty Chemicals Corporation (“Ciba”) filed a Complaint against Hercules Incorporated and Cytec Industries, Inc. (“Cytec”) in the United States District Court for the District of Delaware alleging infringement of two patents owned by Ciba.  The two patents in question are U.S. Patent 5,167,766 (issued on December 1, 1992) entitled “Charged Organic Polymer Microbeads in Paper Making Process” and U.S. Patent 5,171,808 (issued on December 15, 1992) entitled “Cross-linked Anionic and Amphoteric Polymeric Microparticles.”  The alleged conduct relates to the manufacture, use, sale and offer to sell of certain products of the Company’s Pulp and Paper business.  Ciba seeks to enjoin alleged continued infringement, obtain a judgment that the defendants have infringed the patents, and obtain an award of damages and reasonable attorney’s fees.  In June 2005, Ciba filed a motion for leave to file a First Amended Complaint alleging, in relevant part, breach of contract as to Cytec and tortious interference with contractual relations as to Hercules.  In October 2005, the Court denied that motion.  Also in June, Hercules filed a motion for leave to file an Amended Answer and Counterclaims alleging, in relevant part, that Ciba’s patents are invalid and unenforceable, and seeking a declaratory judgment as to invalidity.  In October 2005, that motion was granted by the Court. The Company believes that there are substantial meritorious defenses to this action, and has denied liability to Ciba and will vigorously defend against this action.  The Company has agreed to indemnify Cytec with respect to the patent infringement charges.  Discovery is proceeding, and trial has been scheduled to begin on August 14, 2006.

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

In February 2005, the Company was among the Defendants who filed a Petition for Writ of Mandamus in the Texas Supreme Court seeking to set aside an order of the trial court consolidating five plaintiffs for a single trial.  The underlying case, Acevedo, et al. v. Union Pacific Railroad Company, et al., Case No. C-4885-99-F. 332nd Judicial District Court, Hidalgo County, Texas, was originally filed in 2001, has been consolidated with another related action, and is a toxic tort lawsuit alleging pesticide exposure relating to operations at a former pesticide formulation facility in Mission, Texas.  There are currently approximately 1,900 plaintiffs and approximately 30 defendants, including the Company.  Plaintiffs include former workers at the pesticide formulation facility, and persons who currently reside, or in the past resided, near the facility.  All plaintiffs allege personal injuries and some plaintiffs also allege property damage.  The vast majority of the plaintiffs allege residential exposure to a variety of pesticide and chemical products as a result of leaks, spills, flooding, and airborne emissions from the pesticide formulation facility.  It is alleged that certain of the Company’s products were sold to or used by the pesticide formulation facility prior to its ceasing operations in 1967.  In November 2004, Defendants filed a Petition for a Writ of Mandamus in the Texas Supreme Court.

While no decision has yet been rendered with respect to that petition, the Texas Supreme Court did issue a partial stay of the underlying litigation.  Oral argument with respect to Defendants’ Petition for Writ of Mandamus is scheduled for November 16, 2005.  The Company denies any liability to plaintiffs and intends to vigorously defend these matters.

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

Amounts Accrued for Non-Asbestos Litigation

During the period January 1, 2005 through September 30, 2005, the Company paid $27.4 million in settlement payments with respect to the settlement of non-asbestos and non-environmental litigation, including for the matters as described above. The September 30, 2005 Consolidated Balance Sheet reflects a current cumulative liability of $3.9 million for non-asbestos and non-environmental related litigation matters, representing management’s best estimate of the probable and reasonably estimable losses for such matters. While it is not feasible to predict the outcome of all pending legal proceedings, it is reasonably possible that an exposure to loss exists in excess of the amounts accrued for these and other matters, and the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

14.                               Consolidation of Variable Interest Entities

In accordance with the provisions of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (revised December 2003) (“FIN 46R”), the financial statements of the Company reflect the consolidation of two joint venture Variable Interest Entities (“VIE’s”), ES FiberVision Holdings A/S and ES FiberVisions L.P. These entities serve as global marketers of the Company’s bicomponent fibers. As of September 30, 2005, the fair value of the assets in these joint ventures was approximately $6.9 million and the fair value of the associated liabilities and non-controlling interests was approximately $4.6 million. There are no assets of the Company that serve as collateral for the VIEs and the creditors of the VIEs have no recourse to the general credit of the Company.

15.                               Segment Information

The table below reflects Net sales and Profit from operations for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Sales:
Performance Products	$429.4	$406.0	$1,275.9	$1,203.5
Engineered Materials and Additives	93.5	94.5	290.7	282.4
Consolidated	$522.9	$500.5	$1,566.6	$1,485.9

Profit from operations:
Performance Products	$59.7	$69.3	$173.6	$189.0
Engineered Materials and Additives	(6.2)	(4.7)	(10.7)	(8.2)
Corporate items (a)	(4.1)	0.4	(11.1)	(4.6)

Consolidated	$49.4	$65.0	$151.8	$176.2

(a)          For the three months ended September 30, 2005, Corporate items primarily represent severance costs. For the comparative period in 2004, Corporate items include charges related to previously divested businesses and executive pension adjustments. Corporate items for the nine months ended September 30, 2005 include severance charges, accelerated vesting of stock-based compensation for retirement eligible employees and consulting costs associated with legacy issues. For the nine months ended September 30, 2004, Corporate items include charges related to previously divested businesses, executive pension adjustments, and a gain on the revaluation of insurance-related costs.

16. Income Taxes

For the three months ended September 30, 2005, the Company recognized pretax income of $26.7 million and tax expense of $2.6 million. For the nine months ended September 30, 2005, the company recognized pretax income of $37.2 million and a tax benefit of $1.3 million. The tax benefit for the nine months ended September 30, 2005 includes the following discrete items: (a) a $1.6 million decrease to the valuation allowance due to the Company’s ability to use a portion of its capital loss previously included in the valuation allowance; (b) interest income of $2.9 million from the IRS resulting from the return of cash tax deposits; (c) a $7.1 million increase to state tax expense relating to the filing of amended tax returns to reflect IRS audit adjustments; (d) a $10.0 million reversal of federal income tax reserves due to the favorable resolution of prior year tax issues; (e) additional reserves for state income taxes of $1.2 million; and (f) a tax benefit of $1.3 million to reflect the favorable resolution of a prior year tax issue. The full year effective tax rate for 2005 is estimated to be approximately — 1%. The prior year effective tax rate was 6.8% reflecting the nominal net taxes on the gain from the Company’s sale of its interest in CP Kelco ApS.

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

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$140.8	$120.8	$299.1	$(37.8)	$522.9
Cost of sales	101.1	99.5	210.5	(53.6)	357.5
Selling, general and administrative expenses	24.1	31.6	37.1	—	92.8
Research and development	4.9	4.8	0.4	—	10.1
Intangible asset amortization	1.5	0.4	0.1	—	2.0
Other operating expense, net	3.4	2.5	5.2	—	11.1

Profit (loss) from operations	5.8	(18.0)	45.8	15.8	49.4
Interest and debt expense (income), net	48.4	(22.4)	(3.5)	—	22.5
Other expense (income), net	0.2	0.9	(0.9)	—	0.2

Income (loss) before income taxes and equity (loss) income	(42.8)	3.5	50.2	15.8	26.7
Provision (benefit) for income taxes	(21.9)	2.5	16.4	5.6	2.6

Income (loss) before equity (loss) income	(20.9)	1.0	33.8	10.2	24.1
Equity (loss) income of affiliated companies	—	(0.5)	0.2	0.2	(0.1)
Equity income (loss) from consolidated subsidiaries	44.9	1.7	(0.1)	(46.5)	—

Net income	$24.0	$2.2	$33.9	$(36.1)	$24.0

HERCULES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$422.8	$370.9	$896.8	$(123.9)	$1,566.6
Cost of sales	298.7	288.9	602.5	(135.8)	1,054.3
Selling, general and administrative expenses	76.9	98.9	116.7	—	292.5
Research and development	14.1	13.9	2.5	—	30.5
Intangible asset amortization	4.5	1.2	0.3	—	6.0
Other operating expense, net	8.5	5.7	17.3	—	31.5

Profit (loss) from operations	20.1	(37.7)	157.5	11.9	151.8
Interest and debt expense (income), net	137.7	(60.0)	(10.2)	—	67.5
Other expense (income), net	46.3	2.5	(1.7)	—	47.1

Income (loss) before income taxes and equity (loss) income	(163.9)	19.8	169.4	11.9	37.2
(Benefit) provision for income taxes	(71.1)	8.2	57.4	4.2	(1.3)

Income (loss) before equity (loss) income	(92.8)	11.6	112.0	7.7	38.5
Equity (loss) income of affiliated companies	—	(1.3)	0.5	0.4	(0.4)
Equity income (loss) from consolidated subsidiaries	130.9	5.5	(1.2)	(135.2)	—

Net income	$38.1	$15.8	$111.3	$(127.1)	$38.1

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2004

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$136.8	$114.2	$283.6	$(34.1)	$500.5
Cost of sales	94.8	93.1	172.1	(33.0)	327.0
Selling, general and administrative expenses	24.1	33.4	37.2	—	94.7
Research and development	4.6	4.2	1.6	—	10.4
Intangible asset amortization	1.6	0.3	0.1	—	2.0
Other operating expense (income), net	0.3	(0.6)	1.7	—	1.4

Profit (loss) from operations	11.4	(16.2)	70.9	(1.1)	65.0
Interest and debt expense (income), net	42.0	(14.9)	(2.0)	—	25.1
Other expense (income), net	49.1	0.8	(0.1)	—	49.8

Income (loss) before income taxes and Equity income (loss)	(79.7)	(2.1)	73.0	(1.1)	(9.9)
Provision (benefit) for income taxes	23.5	(8.2)	26.3	(0.4)	41.2

(Loss) income before equity income (loss)	(103.2)	6.1	46.7	(0.7)	(51.1)
Equity (loss) income of affiliated companies	—	(0.2)	0.1	(0.1)	(0.2)
Equity income (loss) from consolidated subsidiaries	51.9	2.5	(1.4)	(53.0)	—

Net (loss) income	$(51.3)	$8.4	$45.4	$(53.8)	$(51.3)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2004

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$405.3	$354.2	$835.1	$(108.7)	$1,485.9
Cost of sales	278.7	258.4	528.1	(107.6)	957.6
Selling, general and administrative expenses	76.9	97.7	115.9	—	290.5
Research and development	15.1	13.1	4.4	—	32.6
Intangible asset amortization	4.6	1.1	0.3	—	6.0
Other operating expense, net	4.2	11.0	7.8	—	23.0

Profit (loss) from operations	25.8	(27.1)	178.6	(1.1)	176.2
Interest and debt expense (income), net	134.1	(43.5)	(5.7)	—	84.9
Gain on sale of CP Kelco ApS	—	—	(26.0)	—	(26.0)
Other expense (income), net	92.6	1.6	(0.6)	—	93.6

Income (loss) before income taxes and equity (loss) income	(200.9)	14.8	210.9	(1.1)	23.7
Provision (benefit) for income taxes	(8.1)	(12.1)	64.9	(0.4)	44.3

(Loss) income before equity (loss) income	(192.8)	26.9	146.0	(0.7)	(20.6)
Equity (loss) income of affiliated companies	—	(0.7)	0.6	(0.2)	(0.3)
Equity income (loss) from consolidated subsidiaries	171.9	5.2	(1.4)	(175.7)	—

Net (loss) income	$(20.9)	$31.4	$145.2	$(176.6)	$(20.9)

Condensed Consolidating Balance Sheet

September 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$2.1	$1.2	$69.9	$—	$73.2
Accounts receivable, net	64.4	54.4	217.5	(0.3)	336.0
Intercompany receivables	61.9	20.1	16.3	(98.3)	—
Inventories	38.7	67.2	88.1	(2.2)	191.8
Deferred income taxes	74.8	11.5	2.5	—	88.8
Asbestos-related assets	—	—	—	—	—
Other current assets	23.1	3.1	27.4	—	53.6

Total current assets	265.0	157.5	421.7	(100.8)	743.4

Property, plant and equipment, net	153.0	156.2	327.4	—	636.6
Investments in subsidiaries and advances, net	2,526.0	89.1	46.8	(2,661.9)	—
Deferred income taxes	279.5	—	14.5	(169.0)	125.0
Asbestos-related assets	129.3	—	—	—	129.3
Deferred charges and other assets	183.3	4.4	32.5	—	220.2
Goodwill and other intangible assets, net	195.2	87.2	402.0	—	684.4

Total assets	$3,731.3	$494.4	$1,244.9	$(2,931.7)	$2,538.9

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	46.0	24.9	126.0	0.2	197.1
Accrued expenses	80.0	75.4	54.2	—	209.6
Intercompany payables	6.3	52.1	39.8	(98.2)	—
Asbestos-related liabilities	46.8	—	—	—	46.8
Current debt obligations	4.0	—	19.2	—	23.2

Total current liabilities	183.1	152.4	239.2	(98.0)	476.7

Long-term debt	1,112.2	0.3	4.8	—	1,117.3
Deferred income taxes	—	169.0	70.0	(169.0)	70.0
Pension obligations	192.2	(0.4)	60.8	—	252.6
Other postretirement benefits	67.8	2.4	—	—	70.2
Deferred credits and other liabilities	254.5	22.4	19.8	—	296.7
Asbestos-related liabilities	189.3	—	—	—	189.3
Intercompany notes payable (receivable)	1,666.1	(1,233.2)	(432.9)	—	—
Total stockholders’ equity	66.1	1,381.5	1,283.2	(2,664.7)	66.1

Total liabilities and stockholders’ equity	$3,731.3	$494.4	$1,244.9	$(2,931.7)	$2,538.9

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By (Used in) Operating Activities	$33.4	$24.6	$(117.5)	$135.3	$75.8

Cash Flows From Investing Activities:
Capital expenditures	(12.3)	(17.9)	(15.5)	—	(45.7)
Proceeds from fixed asset disposals	12.6	—	3.0	—	15.6

Net cash (used in) provided by investing activities	0.3	(17.9)	(12.5)	—	(30.1)
Cash Flows From Financing Activities:
Long term debt repayments	(89.0)	—	(11.5)	—	(100.5)
Change in short-term debt	—	—	2.5	—	2.5
Change in intercompany, non-current	12.5	(6.4)	171.9	(178.0)	—
Dividends paid	—	—	(42.7)	42.7	—
Treasury stock issued	2.4	—	—	—	2.4
Other	(0.3)	—	—	—	(0.3)

Net cash (used in) provided by financing activities	(74.4)	(6.4)	120.2	(135.3)	(95.9)

Effect of exchange rate changes on cash	—	—	(3.1)	—	(3.1)

Net (decrease) increase in cash and cash equivalents	(40.7)	0.3	(12.9)	—	(53.3)
Cash and cash equivalents – beginning of period	42.8	0.9	82.8	—	126.5

Cash and cash equivalents – end of period	$2.1	$1.2	$69.9	$—	$73.2

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2004

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By Operating Activities	$23.3	$10.8	$177.3	$(155.6)	$55.8

Cash Flows From Investing Activities:
Capital expenditures	(18.0)	(8.6)	(26.5)	—	(53.1)
Proceeds from sale of minority interest in CP Kelco ApS	27.0	—	—	—	27.0
Proceeds from fixed asset disposals	—	—	0.4	—	0.4
Other	(0.7)	—	0.6	—	(0.1)

Net cash (used in) provided by investing activities	8.3	(8.6)	(25.5)	—	(25.8)

Cash Flows From Financing Activities:
Long-term debt proceeds	650.0	—	—	—	650.0
Long-term debt repayments	(693.5)	—	(13.8)	—	(707.3)
Change in short-term debt	—	—	0.3	—	0.3
Payment of debt issuance costs and underwriting fees	(7.8)	—	—	—	(7.8)
Change in intercompany, non-current	14.9	(2.1)	(39.0)	26.2	—
Dividends paid	—	—	(129.4)	129.4	—
Treasury stock issued	3.0	—	—	—	3.0
Other	5.0	—	—	—	5.0

Net cash used in financing activities	(28.4)	(2.1)	(181.9)	155.6	(56.8)

Effects of exchange rate changes on cash	—	—	(0.4)	—	(0.4)

Net (decrease) increase in cash and cash equivalents	3.2	0.1	(30.5)	—	(27.2)
Cash and cash equivalents – beginning of period	9.1	2.1	115.1	—	126.3

Cash and cash equivalents – end of period	$12.3	$2.2	$84.6	$—	$99.1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto. All references to individual Notes refer to Notes to the Consolidated Financial Statements. Within the following discussion, unless otherwise stated “quarter” and “three-month period” refer to the third quarter of 2005 and the three months ended September 30, 2005. All comparisons are with the corresponding period in the previous year, unless otherwise stated.

Business Overview

Hercules is a leading global manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications. The Company’s principal products are chemicals used by the paper industry to improve performance and enhance the manufacturing process; water-soluble polymers; polypropylene fibers and polyethylene fibers; and specialty resins. Key end markets for the Company’s products as a percentage of total sales in the quarters ended September 30, 2005 and 2004 were:

	2005	2004
Pulp and Paper	49%	47%
Regulated (including food, pharmaceutical and personal care)	20%	20%
Industrial Specialties (including oilfield, textiles and general industrial)	11%	13%
Paints and Adhesives	10%	11%
Construction Materials	10%	9%

Consolidated	100%	100%

More than 50% of the Company’s net sales are generated outside of North America. Asia Pacific continues to be a larger portion of our total sales as we have experienced higher growth rates in that region. Net sales by region expressed as a percentage of total net sales for the quarters ended September 30, 2005 and 2004 were:

	2005	2004
North America	47%	47%
Europe	36%	37%
Asia Pacific	12%	11%
Latin America	5%	55%

Consolidated	100%	100%

The Company operates through two reportable segments and four divisions: Performance Products (Pulp and Paper and Aqualon) and Engineered Materials and Additives (FiberVisions and Pinova). Net sales for the quarters ended September 30, 2005 and 2004 as a percent of total net sales, by division, were:

	2005	2004
Pulp and Paper	47%	46%
Aqualon	35%	35%
FiberVisions	14%	14%
Pinova	4%	5%

Consolidated	100%	100%

The third quarter of 2005, in many ways, reflected business conditions similar to those experienced during the first half of this year but the raw material and energy environment was further exacerbated by the U.S. hurricane disasters that occurred during the quarter.  Many of our key raw material feedstock costs, which are natural gas- and crude oil- based, increased or remained at very high levels during the third quarter. Across all the businesses, the unfavorable impact of raw material costs, as compared to the third quarter of 2004, was $14.5 million; however, raw material costs were essentially flat as compared to the second quarter.  Polypropylene, which is used by FiberVisions to make polyolefin-based fibers, is the Company’s single largest raw material cost and increased in price approximately $3.0 million as compared to the third quarter of 2004.  The Company continues to pursue alternative suppliers and product substitutions in an effort to mitigate these cost increases. The Company also experienced higher energy and transportation costs across all businesses, which increased $2.9 million as compared to the third quarter of last year.

The negative impact of higher costs was partially offset by sales price increases.  Pricing initiatives were announced and implemented in the latter part of 2004 and accelerated throughout all of this year.  Compared with the prior year’s third quarter, price increases yielded a $9.9 million favorable impact on sales, a 2% improvement, across all the business units. Price increases were announced at the end of the quarter for several of Aqualon’s major product families as a result of the continued escalation of raw materials, energy and transportation costs. Increases are scheduled to take effect in the fourth quarter of 2005.

Sales increased in all regions of the world except Europe, which was essentially flat.  Net sales increased 6% in North America, 8% in Latin America and 11% in Asia Pacific.  North American sales increased in all businesses except Pinova which has shed lower margin business to optimize its sales mix in this region.  All businesses with the exception of FiberVisions had increased sales in Europe despite slower growth in the established Western European economies. FiberVisions sales in Europe were lower as a higher portion of the business lost to spun bond technology has been primarily related to this region.  Sales in Eastern Europe were up 22% across all businesses during the quarter.  Within Asia, China continues to show solid growth with sales up 29% across all businesses.

The Euro has declined from the average levels noted in the second quarter and was relatively flat compared to the third quarter of last year, however, our exposure to the Canadian dollar, the Brazilian Real and the Taiwan dollar improved.  This resulted in increased sales of $6.9 million and increased operating profits of $1.2 million during the third quarter.

The Company continued productivity initiatives to reduce its cost structure during the third quarter.  Severance, restructuring and other exit costs in the third quarter were $9.4 million and were spread across all of the businesses and several of the corporate groups. Pulp & Paper charges of $1.8 million related to the program that was started in the first quarter to streamline management and delayer its organization in order to reduce complexity and costs.  Aqualon charges of $2.3 million related to the powerhouse reconfiguration at one of its production facilities.  Fibervisions charges of $2.2 million reflect continued plant capacity rationalization to match demand and consolidation of its research activities into one location. Severance in the corporate groups, primarily Information Technology, and shared research facilities was $3.1 million. Severance, restructuring and other exit costs in the third quarter of 2004 and in the second quarter of this year were $1.7 million and $9.5 million, respectively.  These actions should reduce future general and administrative costs.

In summary, the third quarter 2005 operating profit was $49.4 million, a decrease of $15.6 million compared to the comparable period in 2004.  The decrease reflected the effect of higher raw material, energy, transportation, severance, restructuring and other exit costs, partially offset by higher selling prices, lower selling general and administrative costs and favorable rates of exchange.  These factors impacted margins as follows:  Operating margins were 9.4% in the third quarter of 2005 versus 13.0% for the same period in 2004 and 11.3% in the second quarter of 2005.  Excluding severance, restructuring and other exit costs, operating margins were 11.2% and 13.3% in the third quarters of 2005 and 2004, respectively, and were 13.1% for the second quarter of 2005.

Profit from operations was $151.8 million for the nine months ended September 30, 2005 as compared to  $176.2 million recognized during the comparable period of 2004. The decrease in operating profit was similarly due to the increased costs for raw materials, energy, transportation, severance, restructuring and other exit costs only partially offset by increased selling prices and favorable rates of exchange during the period.

Results of Operations

The tables below reflect Net sales and Profit from operations for the three and nine months ended September 30, 2005 and 2004.  Substantially all reconciling items have been allocated to the segments.

	Three Months Ended September 30,
	2005	2004	Change	% Change
Net Sales:
Performance Products	$429.4	$406.0	$23.4	6%
Engineered Materials and Additives	93.5	94.5	(1.0)	(1)%

Consolidated	$522.9	$500.5	$22.4	4%

Profit from operations:
Performance Products	$59.7	$69.3	$(9.6)	(14)%
Engineered Materials and Additives	(6.2)	(4.7)	(1.5)	(32)%
Corporate Items	(4.1)	0.4	(4.5)	NM

Consolidated	$49.4	$65.0	$(15.6)	(24)%

	Nine Months Ended September 30,
	2005	2004	Change	% Change
Net Sales:
Performance Products	$1,275.9	$1,203.5	$72.4	6%
Engineered Materials and Additives	290.7	282.4	8.3	3%

Consolidated	$1,566.6	$1,485.9	$80.7	5%

Profit from operations:
Performance Products	$173.6	$189.0	$(15.4)	(18)%
Engineered Materials and Additives	(10.7)	(8.2)	(2.5)	(30)%
Corporate Items	(11.1)	(4.6)	(6.5)	NM

Consolidated	$151.8	$176.2	$(24.4)	(14)%

NM = not meaningful

The tables below reflect Net sales percentage changes for the three and nine months ended September 30, 2005 as compared to the same periods in 2004.

Three Months Ended September 30, 2005	Net Sales Percentage Increase (Decrease) from Prior Year Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Pulp and Paper	2%	1%	1%	3%	7%
Aqualon	3%	1%	—	—	4%

Performance Products	3%	1%	—	2%	6%

FiberVisions	(9)%	3%	8%	—	2%
Pinova	(30)%	11%	10%	—	(9)%

Engineered Materials and Additives	(14)%	5%	8%	—	(1)%

Consolidated	(1)%	2%	2%	1%	4%

Nine Months Ended September 30, 2005	Net Sales Percentage Increase (Decrease) from Prior Year Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Pulp and Paper	3%	(1)%	1%	4%	7%
Aqualon	2%	—	1%	2%	5%

Performance Products	3%	(1)%	1%	3%	6%

FiberVisions	(11)%	—	14%	2%	5%
Pinova	(15)%	7%	6%	—	(2)%

Engineered Materials and Additives	(11)%	2%	11%	1%	3%

Consolidated	—	—	3%	2%	5%

The tables below reflect Net sales per region and percentage change from the same quarter in 2004.

Region	Three Months Ended September 30,		% Change	% Change Net of Rate of Exchange Benefit
	2005	2004
North America	$247.3	$232.6	6%	6%
Europe	185.8	186.5	—	(1)%
Asia Pacific	61.5	55.3	11%	8%
Latin America	28.3	26.1	8%	(1)%

All regions	$522.9	$500.5	4%	3%

The tables below reflect Net sales per region and percentage change from the comparative period in 2004.

Region	Nine Months Ended September 30,		% Change	% Change Net of Rate of Exchange Benefit
	2005	2004
North America	$733.0	$683.1	7%	7%
Europe	581.3	573.7	1%	(3)%
Asia Pacific	174.2	157.2	11%	8%
Latin America	78.1	71.9	9%	2%

All regions	$1,566.6	$1,485.9	5%	3%

Net sales in the third quarter of 2005 were $522.9 million, an increase of 4% from the same period last year.  Compared with the third quarter of 2004, the sales increase was driven by 2% increased pricing, 2% favorable product mix, and 1% from favorable rates of exchange, partially offset by 1% lower volumes in the aggregate.  Volumes increased in Aqualon and Pulp and Paper by 3% and 2%, respectively.

 Net sales for the nine months ended September 30, 2005 increased by 5% over the comparable prior year period.  This improvement was driven by a 3% favorable impact from increased pricing and 2% from favorable rates of exchange.  Volume in the aggregate was consistent with the prior year period, however, Aqualon and Pulp and Paper delivered improvements of 2% and 3% respectively.  All businesses benefited from increased selling prices. Net sales during the period increased in all regions of the world.

In the Performance Products segment, which consists of Pulp and Paper and Aqualon, net sales for the third quarter of 2005 increased 6%, while profit from operations decreased 14%.  Operating profit was below prior year results for both divisions as both experienced the unfavorable impact of increased raw material, transportation and energy costs in addition to other business specific issues summarized below.

During the nine months ended September 30, 2005, net sales for the Performance Products segment increased 6% while profit from operations decreased 18%.  Operating profit was below prior year results for both divisions as both experienced the unfavorable impact of increased raw material, transportation and energy costs only partially offset by increased pricing, favorable rates of exchange and cost saving initiatives.

In Pulp and Paper, net sales in the third quarter grew 7% and profit from operations decreased 4% as compared with the third quarter of 2004.  Growth in sales compared with the third quarter of 2004 was driven by a 2% increase in volume, 3% positive impact from rate of exchange, a 1% increase in price, and a 1% favorable product mix.  Profit from operations reflected higher volumes and prices, an improved sales mix and lower selling, general and administrative (“SG&A”) costs, offset by significantly higher raw material, transportation and energy costs.  SG&A costs were lower despite an increase in legal costs of $2.5 million. Severance and restructuring charges taken in the third quarter of 2005 were $1.8 million as compared to $1.4 million in the same period of 2004.  These actions should result in reduced general and administrative costs in future periods.

 Reflecting many of the same factors as discussed above for the quarter, net sales for the nine months ended September 30, 2005 increased 7% while profit from operations decreased by 9%.  The sales increase was due to a 3% increase in volumes, 4% favorable effect of rates of exchange and a 1% increase in prices, partially offset by a 1% unfavorable product mix.  Operating profits decreased for the period, again due to many of the factors that impacted the quarterly results, including increased accruals for severance and restructuring.  Severance, restructuring and other exit costs were $14.1 million for the nine months ended September 30, 2005 versus $7.0 million in 2004.  Also, the paper producer lockout in Finland which ended in early July unfavorably impacted sales and operating profits by approximately $5.3 million and $2.9 million, respectively.

Aqualon’s net sales increased 4% while profit from operations decreased 19% in the third quarter as compared with the same period in 2004.  Sales growth was driven by favorable impacts of 3% from volume and 1% from a favorable product mix.  Aqualon’s volumes have improved modestly from the soft market conditions experienced in the paint and coatings markets during the second quarter of this year.  Pricing and rates of exchange were flat in the aggregate.  Price increases were obtained in all product families except methylcellulose (“MC”), which is currently experiencing pricing pressure due to market overcapacity as a result of recent expansions.  Excluding the effect of lower prices in the MC product family, pricing has increased 1% over the prior year.   Our recently announced MC joint venture in China should help improve our global market position in this product family. Profit from operations was negatively impacted by higher raw material, transportation, energy and severance costs partially offset by lower SG&A costs.  Raw material costs have increased approximately $3.9 million from the same period last year.  Severance charges of $2.3 million were incurred during the period as a result of a reconfiguration of the powerhouse at one of the production facilities. Lower corporate allocated SG&A expenses, including third party audit fees, more than offset higher technology spending within the business.

Net sales of $1,566.6 for the nine months ended September 30, 2005 increased 5% compared to the same period of 2004.  Growth in sales compared with the comparable period in 2004 was driven by favorable impacts of 2% from volume, 2% from rates of exchange and 1% from increased prices.  Profit from operations for the nine months ended September 30, 2005 was 8% lower, reflecting many of the same conditions previously noted.

In the Engineered Materials and Additives segment, which consists of FiberVisions and Pinova, net sales in the third quarter decreased 1% compared with the third quarter of 2004 and results from operations decreased $1.5 million.  FiberVisions operating profit decrease of $1.9 million was the main factor for the decline.  Net sales for the nine months ended September 30, 2005 increased 3% while results from operations were lower by $2.5 million.

Third quarter 2005 net sales in FiberVisions increased 2% compared with the same period in 2004.  Results from operations decreased $1.9 million as compared with the third quarter of 2004.  The net sales increase reflected 8% higher price, a 3% favorable product mix, offset by 9% lower volume.  Sales prices have increased, not only related to the contractual pricing mechanisms but throughout all market segments.  Lower volumes reflect further declines in diaper coverstock and planned reductions in low margin market segments where price increases were unsuccessful, not fully offset by the growing sales in new applications.  Polypropylene costs continued to climb during the third quarter and are now projected to reach new all-time highs again in the fourth quarter.  This resulted in increased raw material costs of $3.1 million from the third quarter of 2004.  We have taken actions to minimize the impact of this continued escalation of polypropylene costs, including changing customer price mechanisms to allow pricing pass-through on a quicker and more fully recoverable basis, as well as implementing energy surcharges. These changes should help mitigate the impact of the higher raw materials.  In addition, severance and restructuring charges of $2.2 million were recorded for continued plant capacity rationalization and research center facilities consolidation.

FiberVisions net sales for the nine months ended September 30, 2005 were 5% higher than in 2004 reflecting 14% higher prices and 2% favorable rates of exchange offset by 11% lower volume.  Volumes reflect the continued loss of diaper coverstock business not fully offset by new applications.  Results from operations for the nine months ended September 30, 2005 were down $4.0 million compared to the same period in 2004.  The significantly lower volumes, higher severance costs and the higher polypropylene costs resulted in the lower operating results.

Pinova’s net sales in the third quarter decreased 9% compared to the third quarter 2004.  The net sales decrease reflected 10% higher prices and 11% favorable product mix, offset by 30% lower volumes.  Pinova has been selectively and intentionally shedding non-profitable volume during 2005 in an effort to improve overall profitability.  Results of operations improved $0.4 million, reflecting the favorable results of the division’s efforts to target its volumes toward more profitable markets while exiting non-profitable relationships.  Results from operations also reflect an improved product mix partially offset by higher raw material and energy costs and lower plant utilization in the period.

Net sales for the nine months ended September 30, 2005 decreased 2% compared to the same period in 2004.  The net sales increase reflected 6% higher prices and 7% favorable product mix, offset by 15% lower volumes.  Results of operations for the nine months ended September 30, 2005 improved $1.5 million due to higher selling prices and improved product mix, which were partially offset by higher raw material and energy costs.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Accelerated vesting of stock-based compensation for Retirement eligible employees	$—	$—	$2.8	$—
Severance, restructuring costs and other exit costs	3.1	0.3	7.0	0.1
Consulting charges related to legacy issues	—	—	0.7	—
Nitrocellulose facility shutdown costs	—	(0.7)	—	5.5
Special executive pension adjustments	—	0.2	—	1.5
Gain on revaluation of insurance-related assets	—	—	—	(2.6)
Other miscellaneous expense (income), net	1.0	(0.2)	0.6	0.1

Corporate items – net expense (income)	$4.1	$(0.4)	$11.1	$4.6

Corporate items for the quarter ended September 30, 2005 resulted in a net expense of $4.1 million versus $0.4 million net income in 2004. The third quarter of 2005 included a $3.1million charge for corporate severance, restructuring and other exit costs, and other miscellaneous expense of $1.0 million. The third quarter of 2004 included a $0.7 million reversal of costs to shut down our former Nitrocellulose facility, $0.2 million in special executive pension adjustments, $0.3 million in corporate severance and $0.2 million of other miscellaneous income.

The nine months ended September 30, 2005 resulted in a net expense of $11.1 million versus $4.6 million net expense in 2004.  The net expense in 2005 included a $2.8 million charge to accelerate the vesting of stock-based compensation of retirement eligible employees, $7.0 million in corporate restructuring and other exit costs, $0.7 million of consulting charges related to legacy issues and $0.6 million in other miscellaneous expense.  The nine months ended September 30, 2004 included charges of $5.5 million related to the shutdown of the former Nitrocellulose facility, $1.5 million for a special executive pension adjustment, $0.1 million in corporate severance and $0.1 million of other miscellaneous expense partially offset by a $2.6 million gain associated with the revaluation of insurance-related assets.

Interest Expense, Other Expense, net and Income Taxes

Interest and debt expense for the third quarter of 2005 was $22.5 million, $2.6 million lower than the third quarter of 2004, reflecting reduced outstanding debt balances and an improved debt mix.  The lower debt balances primarily resulted from the repurchase of the Company’s 11.125% senior notes. The impact of the debt repurchases on interest expense more than offset the unfavorable effect of increasing variable interest rates on the Company’s Term B Loan.  The Term B Loan carries a LIBOR-based interest rate and allows the Company the option to reset into LIBOR rates for one, two, three or six month periods.  The three-month LIBOR rate has increased by over 290 basis points since January 2004 and is continuing on an upward trend.

Interest and debt expense for the nine months ended September 30, 2005 was $67.5 million, $17.4 million lower than the comparable period of 2004. The reasons for this improvement are essentially the same as those noted in the quarterly explanation above.

Other expense, net was $0.2 million for the quarter ended September 30, 2005 compared to $49.8 million in 2004. The amount for 2005 includes gains on the disposition of properties in Langhorne, Pennsylvania, and Burlington, New Jersey that were non-operating facilities associated with the previously divested water treatment and resins businesses, respectively. Approximately $4.4 million of the total gain relates to the transfer of an asset retirement obligation in connection with the sale of the Burlington property.

The gains were essentially offset by $4.7 million for environmental charges for non-operating facilities and sites, including approximately $3.4 million attributable to revisions in the asset retirement obligations for two sites as a result of changes in the timing of projected net cash flows. The Company incurred charges of $5.2 million related to the repurchase of debt, $4.6 million of which represents premiums paid as well as $0.6 million in writes-offs of debt issuance costs. In addition, approximately $1.4 million was incurred for other litigation settlements and accruals.  The amount for 2004 included a charge for asbestos-related costs of $33.4 million, $15.2 million related to the repurchase of debt and $1.4 million for environmental charges and litigation settlements and accruals.

Other expense, net was $47.1 million for the nine months ended September 30, 2005 compared to $93.6 million in 2004.  The amount for 2005 consists primarily of $21.8 million of charges for environmental accruals, including approximately $15.0 million related to the Vertac litigation (see Note 13 to the Consolidated Financial Statements), $18.2 million in charges for litigation settlements and accruals, $14.9 million in charges on the repurchase of debt and $3.9 million for asbestos-related costs offset by $10.9 million of gains on property dispositions as discussed previously for the quarter.  The 2004 amount consists primarily of $44.0 million in losses on the repurchase of debt, $40.2 million for asbestos-related costs, and $10.2 million in environmental charges and litigation settlements and accruals.  Additionally, the Company recognized a $26.0 million gain on the sale of its minority interest in CP Kelco ApS during the nine months ended September 30, 2004.

Net income for the nine months ended September 30, 2005 reflected a tax benefit of $1.3 million primarily related to the settlement of certain prior years’ tax returns.  The tax benefit includes numerous discrete items but is primarily impacted by a $10.0 million reversal of federal income tax reserves due to favorable resolutions of prior year tax issues and net interest income of $2.9 million resulting from the refund of excess cash tax deposits.  These favorable benefits were partially offset by a $7.1 million increase to state tax expense relating to the filing of amended income tax returns to reflect IRS audit adjustments.  The full year effective tax rate for 2005, including the above discrete items, is estimated to be approximately -1% (see Note16).

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

The Company performs an assessment at least annually of its reporting units for impairment pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  To assess impairment, the Company compares the reporting unit’s book value of net assets, including goodwill, to its fair value.  Fair value is estimated using a combination of valuation approaches including the market value and income approaches.  In the event that the book value exceeds the fair value, the Company recognizes an impairment to the extent the book value of goodwill exceeds the implied fair value of goodwill for any reporting unit, calculated by determining the fair value of the assets and liabilities for the reporting unit.

Deterioration in future economic conditions, poor operating results in the reporting units, new or stronger competitors, or changes in technology could result in an inability to recover the carrying value of the goodwill and intangible assets, thereby requiring an impairment in the future.

The Company tests other long-lived assets for impairment based on the guidance provided in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS 144”).  If the Company determines that an impairment has occurred, the loss is recognized in the income statement.  Deterioration in future economic conditions, poor operating results in a business, the determination that the long-lived asset is unsuitable for one reason or another, new or stronger competitors, or changes in technology, could result in an inability to recover the carrying value of the asset, thereby requiring an impairment in the future.

The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized after consideration of future taxable income and reasonable tax planning strategies.  In the event that Hercules were to determine that it would not be able to realize all or part of its deferred tax assets for which a valuation allowance has not been established, or is able to utilize capital and/or operating loss carry forwards for which a valuation allowance has been established, an adjustment to the deferred tax asset will be reflected in income in the period such determination is made.

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

The Company establishes reserves for environmental matters, litigation and other contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  Accruals are established when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.  The actual costs will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation required or agreed to, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in the timing of required remedial activities, changes in environmental laws and regulations, technological developments, the years of remedial activity required and changes in the number of financial exposures of claims, lawsuits, settlements or judgments, or in the ability to reduce such financial exposures by collecting indemnity payments from insurers.  If the contingency is resolved for an amount greater or less than has been accrued, the Company’s share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in income in the period such determination was made.

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

Financial Condition

Liquidity and Financial Resources

Net cash provided by operating activities was $75.8 million for the nine months ended September 30, 2005 as compared to $55.8 million for the comparable period in 2004. The year-to-date 2005 period includes income tax payments of $17.9 million, interest and debt expense payments of $59.1 million, premiums paid on debt repurchases of $13.2 million and asbestos settlement payments of $24.1 million. These payments were substantially lower than those during the comparable period in 2004 which included payments for income taxes, interest and debt expense, premiums paid on debt repurchases and asbestos settlements of $42.1 million, $67.8 million, $26.4 million and $32.0 million, respectively. Lower tax payments during 2005 reflect the impact of various settlements of prior year tax issues. Interest and debt expense payments are lower primarily as a result of the Company’s repurchase of its higher cost outstanding debt. The lower asbestos settlement payments reflect the dynamic nature of ongoing litigation and settlement proceedings. Asbestos insurance recoveries of $41.6 million were received during the year-to-date 2005 period as compared to $30.0 million during the comparable period in 2004 which included the establishment of the initial insurance trust. These improvements were partially offset by cash payments for legal settlements during 2005 of approximately $27.4 million primarily attributable to litigation associated with the former composite products business. In addition, severance and other restructuring-related payments were approximately $14.6 million for the year-to-date 2005 period as compared to approximately $8.0 million during the comparable period in 2004, primarily as a result of an increase in the number of restructuring actions taken during the current year. In addition to these factors, cash from operations has been adversely impacted by operating results which reflect sales increases lagging the increase in raw materials, energy and freight costs despite a decreasing administrative cost structure.

Net cash used in investing activities was $30.1 million during the nine months ended September 30, 2005 as compared to $25.8 million for the comparable period in 2004. Included in these totals are capital expenditures of $45.7 million and $53.1 million, respectively, for the 2005 and 2004 periods. The 2005 period includes $15.6 million of proceeds, net of selling expenses, from the disposals of fixed assets. Of this total, approximately $12.3 million is attributable to the sale of properties in Langhorne, Pennsylvania and Burlington, New Jersey that were non operating facilities associated with the previously divested water treatment and resins businesses, respectively. The remaining $3.3 million of proceeds relates to the sales of other assets and properties associated with businesses that have been exited, divested or otherwise curtailed as well as excess or fully depreciated equipment. The comparable period in 2004 includes proceeds of $27.0 million related to the Company’s sale of its minority interest in CP Kelco ApS as well as $0.4 million attributable to the sale of other fixed assets.

Net cash used in financing activities was $95.9 million for the nine months ended September 30, 2005, as compared to $56.8 million for the comparable period in 2004. The 2005 period included total debt principal payments of $100.5 million, $86.0 million of which was attributable to repurchases of the Company’s 11.125% senior notes. The comparable period in 2004 included total debt principal payments of $707.3 million, of which $131.0 million was attributable to repurchases of the Company’s 11.125% senior notes. These payments were offset by the Company’s refinancing of its Senior Credit Facility during the second quarter of 2004.

In October 2004, the Board of Directors authorized the Company, from time to time, subject to market conditions and provisions of the Company’s credit agreement, to repurchase up to $200 million of its outstanding indebtedness.

The Company maintains ownership over a number of properties, including land and buildings, associated with businesses that have been exited, divested or otherwise curtailed.  In addition, during the normal course of business, assets associated with current operations, including such items as surplus land and excess or fully depreciated equipment and buildings among others, become available for disposition opportunities.  In order to maximize their value, the Company is actively engaged in an ongoing process of identifying alternative utilization strategies including leasing and outright sales of the underlying assets and properties.  When specific actions progress to the point that the plan of sale criteria included in the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” have been met, impairments, to the extent they exist, are recognized and the underlying properties are reclassified as assets held for sale.  Assets held for sale are included in the caption “Other current assets” on the Consolidated Balance Sheets.  The carrying value of total assets held for sale was approximately $0.3 million and $6.0 million as of September 30, 2005 and December 31, 2004, respectively.

Through September 30, 2005 net cash proceeds of approximately $15.6 million have been received with respect to the dispositions of such assets and properties. This resulted in recognized gains of approximately $11.3 million, of which $0.4 million is reflected in Other operating expense, net and $10.9 million in Other expense, net. Approximately $4.4 million of the total gain relates to the transfer of an asset retirement obligation in connection with the sale of one of the properties.

 The Company projects cash flows from operations and available financial resources will be sufficient to meet its investing and financing requirements in the next several years.

Commitments

The Company’s contractual commitments as of September 30, 2005 are summarized as follows:

	Payments Due by Period (1)
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Debt obligations	$1,140.5	$23.2	$149.8	$8.0	$959.5
Operating lease obligations	117.7	17.6	35.4	32.3	32.4
Purchase obligations	0.5	0.5	—	—	—
Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP(2)	487.3	104.2	81.0	58.8	243.3

Total contractual cash obligations	$1,746.0	$145.5	$266.2	$99.1	$1,235.2

(1)          Does not include the anticipated future interest payments to be made under the Company’s current debt agreements; however, based upon current indebtedness and interest rates at September 30, 2005, such obligations would be approximately $85.3 million through September 30, 2006, $85.0 million through September 30, 2007, $76.8 million through September 30, 2008, $68.8 million through September  30, 2009, $68.6 million through September 30, 2010 and $844.6 million thereafter.  A one percent increase or decrease in the LIBOR rate would have an annual impact of approximately plus or minus $3.8 million on the Company’s interest payments in each of the next five years.

(2)          Includes amounts related to asbestos-related matters, asset retirement obligations, and workers compensation claims.  Due to the dynamic nature of asbestos litigation, it is impractical to determine the anticipated payments in any given year.  Therefore, the non-current asbestos-related liability of $189.3 million has been reflected in the “after five years” column.

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

Risk Factors

Indebtedness

As of September 30, 2005, the Company’s total debt was approximately $1,140.5 million, of which 64% was fixed rate indebtedness.  The Company’s indebtedness has significant consequences. For example, it could: increase the Company’s vulnerability to economic downturns; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness; and limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industries in which it operates or in pursuing attractive business opportunities requiring debt financing.

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

The Company and its subsidiaries may incur additional indebtedness in the future.  As of September 30, 2005, the Company had a $550.0 million Senior Credit Facility with a syndicate of banks.  Under the Senior Credit Facility, the Company has a $150.0 million revolving credit agreement of which $84.5 million is available and a $400.0 million term loan that has an outstanding balance of $394.0 million. However, on October 3, 2005 the Company issued a further letter of credit for $25.0 million, reducing the amount of available for use under the Revolving Facility to $59.5 million.  In addition, the Company expects to further increase its outstanding letters of credit by an additional $15.0 million in December, 2005. The Company also has the ability under this facility, subject to lender approval, to borrow an additional $250.0 million in the form of an incremental loan.  If new indebtedness is added to the Company’s current indebtedness levels, the risks described above could increase.

Market Risk

Fluctuations in interest and foreign currency exchange rates affect the Company’s financial position and results of operations.  The Company has used several strategies to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow.  Sensitivity of the Company’s financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, is described below.  The market values for interest rate risk are calculated by the Company utilizing a third-party software model that employs standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

The Company’s derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments.  At September 30, 2005, the net market value of these combined instruments was a liability of $1,138.9 million.  The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant.  A 100-basis point increase in interest rates at September 30, 2005, would result in a $62.1 million decrease in the net market value of the liability.  A 100-basis point decrease in interest rates at September 30, 2005, would result in a $64.8 million increase in the net market value of the liability.

Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and represent a net liability position of $2.5 million at September 30, 2005.  The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.  A 10% strengthening of the U.S. dollar versus other currencies at September 30, 2005, would result in a $7.2 million increase in the net liability position while a 10% weakening of the dollar versus all currencies would result in a $7.0 decrease increase in the net liability position.

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

Indemnifications

In connection with the sale of certain Company assets or businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale.  These indemnifications typically pertain to environmental, tax, employee and/or product-related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend and/or indemnify the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations.  The carrying amount recorded for all indemnifications as of September 30, 2005, was $40.0 million.  Although it is possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  On April 14, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01 of Regulation S-X that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as originally required.  Accordingly, the Company now plans to adopt SFAS 123R effective January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In addition, the Company expects to continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees.

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

The Company is currently in the process of evaluating the requirements of FIN 47 as it applies, primarily, to active manufacturing and other facilities as well as individual components of those facilities. The Company previously recognized obligations primarily associated with certain of its inactive facilities in accordance with SFAS 143 in 2003. At this time the Company is not in a position to provide a meaningful range of estimates of any conditional asset retirement obligations that may be required to be recognized in accordance with FIN 47. To the extent any conditional asset retirement obligations are identified, the Company will recognize the cumulative effect of the initial application of FIN 47 as a change in accounting principle.  The Company plans to continue its evaluation process to ensure that adoption will be completed prior to the effective date of December 31, 2005.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions.  Forward-looking statements may involve known and unknowns risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as:  ability to generate cash, changes resulting from ongoing reviews of tax liabilities, ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, ability to raise product prices, business climate, business performance, changes in tax laws or regulations and related liabilities, changes in tax rates, economic and competitive uncertainties, higher manufacturing costs, restructuring initiatives, reduced level of customer orders, changes in strategies, risk in developing new products and technologies, environmental and safety regulations and clean-up costs, foreign exchange rates and exchange control regulations, asset dispositions, foreign investment laws, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, legislative changes, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, the financial capacity of settling insurers, the impact of increased accruals and reserves for such exposures, the outcome of litigation and appeals, and adverse changes in economic and political climates around the world, including terrorist activities, international hostilities, governmental instabilities and potential natural disasters.  Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements.  As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission.  The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions identify forward-looking statements.  This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update, except as may be required by law.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

For discussion of quantitative and qualitative disclosure about market risk, see “Risk Factors” under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.           Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 30, 2005.  Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

The information disclosed by the Company under the headings “Environmental” and “Litigation” in Note 13 to the Consolidated Financial Statements is incorporated herein by this reference.

Item 6.           Exhibits

(a)                                  Exhibits

Please see the exhibits listed on the Exhibits Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERCULES INCORPORATED

By:	/s/ Allen A. Spizzo
Allen A. Spizzo
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly
Authorized Signatory)
November 3, 2005

EXHIBIT INDEX

Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer

32.1*	Section 1350 Certification of President and Chief Executive Officer

32.2*	Section 1350 Certification of Vice President and Chief Financial Officer

* Filed herewith