Form 10-K
period 2005-12-31
HERCULES INC
filed 2006-03-03
CIK 46989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number 1-496
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X
No ____.

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ____ No X .

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer X Accelerated filer ____ Non-accelerated filer ______.

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X .

         The aggregate market value of registrant's common stock, $25/48 stated value ("Common Stock") held by non-affiliates based on the closing price on the last business day of the Company's most recently completed second fiscal quarter, or June 30, 2005, was approximately $1.5 billion.

         As of February 24, 2006, registrant had 112,885,816 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders (the "Proxy Statement"), when filed, will be incorporated by reference in Part III of this report.

PART I
Forward-Looking Statements

         This Annual Report on Form 10-K includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on what management believes to be reasonable assumptions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: ability to generate cash, changes in tax rates or changes resulting from ongoing reviews of tax liabilities, ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, ability to execute and integrate acquisitions, ability to raise product prices, ability to execute divestitures, ability to realign business portfolio and segments, ability to achieve growth in earnings and cash flows, business climate, business performance, changes in tax laws or regulations, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, risks in developing new market opportunities, environmental and safety regulations and clean-up costs, foreign exchange rates and exchange control regulations, foreign investment laws, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, legislative changes, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, the financial capacity of settling insurers, the impact of increased accruals and reserves for such exposures, the outcome of litigation and appeals, and adverse changes in economic and political climates around the world, including terrorist activities, international hostilities, governmental instabilities and potential natural disasters. Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements. As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify forward-looking statements. This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update except as may be required by law.

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

         The Company's principal products are chemicals used by the paper industry to increase paper and paperboard performance and enhance the manufacturing process; water-soluble polymers; polypropylene fibers and polypropylene/polyethylene bicomponent fibers; and specialty resins. These products impart such qualities as durability, water-resistance and improved aesthetics for everyday consumer goods ranging from paper and packaging to toothpaste and diapers. The primary markets the Company serves include pulp and paper; paints and adhesives; construction materials; food, pharmaceutical and personal care; and industrial specialties, including oilfield, textiles and general industrial.

         While the Company's products comprise a relatively minor component of its end customers' total product cost, they frequently possess characteristics important to the functionality and aesthetics of the finished product or the efficient operation of the manufacturing process. Examples of the Company's products in consumer end-uses include strength additives for tissue and toweling, sizing agents for milk and juice cartons, fibers that comprise the inner and outer linings of disposable diapers and feminine hygiene products, thickeners in products such as toothpaste, shampoos and water-based paints, and water control additives for building products such as tile cements, grouts, stuccos, plasters and joint compounds. The Company also offers products and related services that improve and reduce the cost of the paper manufacturing processes, including water management programs that are designed to protect and maintain equipment and reduce operating costs.

         Although the performance and quality of its products and high quality service are important to the Company's competitive strategy, other important factors such as lower manufacturing costs and improved reliability are becoming increasingly important. The Company strives to continually improve its products and manufacturing processes by investing in technology. The Company has committed substantial resources to its research and development efforts, including expenditures which totaled approximately $40.9 million in 2005. Such efforts enable the Company to consistently bring products to market that improve functional properties or that offer similar properties at a lower cost. Functional properties have become increasingly important, as customers have come to rely more on the Company to provide new solutions to improve their product offerings and processes. Additionally, the Company strives to make its products more cost-competitive by effectively managing production costs and advancing its application development with customers.

         The Company's strategy is to focus on meeting customer’s needs and adding value to their businesses; continuously improving to extend competitive advantages; maximizing cash flows; reducing financial leverage and returning to an investment grade credit rating; growing profitability and increasing return on invested capital; and mitigating and reducing legacy liabilities.

         Pursuant to this strategy, on September 30, 2005, Hercules announced the signing of a joint venture agreement between its Aqualon division and the leading producers of methylcellulose (“MC”) in China. The Company’s joint venture with Luzhou North Chemical Industries Co. Ltd. and Jiangsu Feixiang Chemical Industries, Co. Ltd., Hercules Tianpu Chemical Co., is anticipated to be completed during the first quarter of 2006 and has total existing capacity of 6,000 metric tons and an additional 12,000 metric ton facility currently under construction. In addition, on January 13, 2006 the Company announced its acquisition of the guar and guar derivative manufacturing business of Benchmark Polymer Products, L.P., a subsidiary of Benchmark Performance Group, Inc. (“Benchmark”). The Company also acquired an equity position in Benchmark, thereby expanding its position in the oil and gas industry.

         On January 31, 2006 the Company signed an agreement to sell a 51% interest in its FiberVisions division to an affiliate of SPG Partners, LLC (“SPG”), a New York-based private equity firm. Under the terms of the agreement, Hercules will receive cash of approximately $109 million upon the closing of the transaction. The transaction, which is expected to close by the end of the first quarter of 2006, reflects the Company’s strategy to invest in growth opportunities in its Aqualon and Pulp and Paper divisions and reduce earnings volatility.

Reportable Segments

         The Company presently operates through two reportable segments and four divisions. The Pulp and Paper division and the Aqualon division comprise the Performance Products segment and the FiberVisions division and the Pinova division comprise the Engineered Materials and Additives segment. The financial information regarding these segments, which includes net sales and profit from operations for each of the three years ended December 31, 2005, 2004 and 2003 and total assets as of December 31, 2005, 2004 and 2003, is provided in Note 23 to the Consolidated Financial Statements.

Performance Products

         Products and services offered by the Pulp and Paper division are designed to enhance customers' profitability by improving production yields and overall product quality, and to better enable customers to meet their environmental objectives and regulatory requirements.

         Pulp and Paper is one of the largest suppliers of functional, process and water management chemicals for the pulp and paper industry. The division offers a wide and highly sophisticated range of technology and applications expertise with in-mill capabilities which run from influent treatment through the pulp and paper making process to paper finishing. The division is a broad-based global supplier able to offer a complete portfolio of products to its pulp and paper customers.

         Products offered by Aqualon are designed to manage the properties of aqueous (water-based) systems. Most of the products are derived from renewable natural raw materials and are sold as key ingredients to other manufacturers where they are used as small-quantity additives to provide functionality such as thickening, water retention, film formation, emulsifying action and binding power. Major end uses for Aqualon products include personal care products, food additives, pharmaceutical products, construction materials, paints, coatings and oil and gas recovery, where polymers are used to modify viscosity, gel strength and/or fluid loss.

         At December 31, 2005, the principal products and primary markets of this segment were:

Division	Principal Products	Primary Markets
Pulp and Paper	Functional performance chemicals: Sizing (improving printability), strength, tissue creping and coatings additives.
Large, multinational manufacturers of pulp, tissues, paper towels, packaging, beverage containers, newsprint, papers for magazines and books, printing and writing paper and other stationery items such as labels and envelopes.

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
Manufacturers of interior and exterior architectural paints, oilfield service companies for oil and gas drilling and recovery, paper mills, construction material manufacturers and makers of oral hygiene products, personal care products, food products and pharmaceuticals.

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

         Pinova consists of the rosin and terpenes specialty business. Pinova manufactures wood and gum rosin resins and is the world’s only producer of pale wood rosin derivatives. Product applications and markets include food and beverage, construction specialties, adhesives, and rubber and plastic modifiers.

         At December 31, 2005, the principal products and primary markets of this segment were:

Division	Principal Products	Primary Markets
FiberVisions	Staple fibers: For hygiene products, wipes, geotextiles and filtration.	Makers of nonwoven and woven fabrics for applications including baby care, feminine care, adult incontinence, wipes, geotextile, construction and upholstery.
Filament yarns: For upholstery and automotive fabrics.
Pinova	Rosin resins: For food and beverage, construction and adhesives.	Makers of consumer and industrial products such as masking, packaging, arts and duct tape, construction materials, beverages, chewing gum, plastics and adhesives.

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

         Raw materials important to Aqualon are cellulose pulp (derived from wood and cotton linters) and guar splits, both renewable resources, ethylene oxide and caustic. Other commodity and chemical inputs include acetaldehyde, fatty acids, methanol, ethyl chloride, propylene oxide, chlorine, monochloroacetic acid, methyl chloride and inorganic acids.

         The important raw materials for the Engineered Materials and Additives segment are polypropylene and polyethylene for the FiberVisions division and pine wood stumps, limonene, gum rosin and crude sulfate turpentine for the Pinova division.

         FiberVisions purchases polypropylene resins from a number of the major global producers. FiberVisions has undertaken initiatives to expand and fully qualify alternative suppliers, which allows for greater flexibility and reliability of supply.

         Major requirements for key raw materials and fuels are typically purchased pursuant to contracts. The Company is not dependent on any one supplier for a material amount of its raw material or fuel requirements, but certain important raw materials, such as cotton linters, are obtained from a sole-source or a few major suppliers. Except for polypropylene, which represented approximately 13% of Cost of sales in 2005, no single raw material accounts for more than 4% of total current year cost of goods sold.

         While temporary shortages of raw materials and fuels may occur occasionally, these items are currently readily available. However, their continuing availability and price are subject to domestic and world market and political conditions as well as to the direct or indirect effect of governmental action or regulations. The impact of any future raw material and energy shortages on the Company's business as a whole or in specific world areas cannot be accurately predicted. Operations and products may, at times, be adversely affected by governmental action, natural disasters, shortages or international or domestic events.

Competition

         The specialty chemicals industry is highly fragmented and its participants offer a broad array of product lines representing many different products designed to meet specific customer requirements. Individual product and portfolio offerings compete on a global, regional and/or local level subject to the nature of the businesses and products, as well as the end-markets and customers served. The industry has become increasingly global as participants focus on establishing and maintaining leadership positions in relatively narrow market niches. Many of the Company's product lines face competitive domestic and international pressures, including industry consolidation, pricing pressures and competing technologies. In Pulp and Paper, customers and competitors are consolidating to enhance market positions and product offerings on a worldwide basis. Aqualon is facing competitive threats from emerging Asian producers. To address this threat, Aqualon continues to pursue a lower cost strategy, which includes reducing costs in existing facilities and adding production capacity in the growing, low-cost Asian region, as evidenced by the new Hercules Tianpu Chemical Company joint venture. In addition, certain of the Company's businesses are subject to intense competition from new technologies, such as FiberVisions in its hygiene products line. FiberVisions, as a fibers manufacturer for carded non-woven hygienic applications, faces competition from spunbond (SB) and spunbond/melt blown/spunbond (SMS) technologies. SB/SMS products may offer strength-driven cost savings compared to the products of FiberVisions in specific applications; however, FiberVisions believes that its carded products provide improved softness, uniformity, stretch and liquid management properties preferred in wipes and by certain segments of the disposable diaper market and other hygiene products markets. The threat of new producers in the thermal-bonded hygienic product line is relatively low due to the fact that the production process involves significant investments in plant, equipment and application know-how.

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

Research and Development

         The Company is focused on product innovation as one of its key growth strategies. Research and development efforts are directed toward the discovery and development of new products and processes, the improvement and refinement of existing products and processes, the development of new applications for existing products and cost improvement initiatives. Hercules spent $40.9 million on research and development activities in 2005, as compared to $42.8 million in 2004 and $38.7 million in 2003. The decrease in spending for research and development activities in 2005 was primarily due to the strategic decision to close the Barneveld Research Laboratories and efficiencies gained in targeting the research and development programs which deliver optimal results.

         Pulp and Paper currently focuses its technology efforts on innovative high-value product development, incremental improvements to existing products and services and cost reduction programs to meet diverse customer needs worldwide. During 2005, as part of the consolidation and rationalization of its research and development operations, the division announced the closing of its Jacksonville, Florida facility and completed the closure of its Barneveld facility in The Netherlands. This centralization of Pulp and Paper research and development operations at its Research Center in Wilmington, Delaware is expected to result in improved efficiency and effectiveness. The state-of-the-art facilities located in the U.S. include large and sophisticated research and development laboratories with pilot paper making capabilities that simulate actual operating conditions in a customer's facilities. This allows an accurate assessment of the potential impact of new products on plant performance. The division's scientists conduct research and customer optimization studies focused on solving water and process treatment challenges by using sophisticated techniques and equipment to provide high level analytical testing and advanced technical service worldwide.

         The Pulp and Paper division’s Customer Applications laboratories are being relocated to have greater proximity to key customer activities and to take advantage of existing Company assets and infrastructure. The European customer applications operations formerly located at Barneveld have been recently relocated to the Helsingborg Technical Center in Helsingborg, Sweden. This facility began operations in January 2006. The Americas customer applications activities will be relocated from Jacksonville, Florida to the Wilmington Research Center by the end of 2006 as part of a $5.5 million capital project to build a facility which will house the aforementioned pilot paper making and paper testing activity. Finally, a new customer applications facility is planned for the Asia Pacific region with an anticipated 2007 start-up.

         Aqualon focuses its research and development efforts on market-oriented product development, manufacturing process improvement and responsive technical service to customers. New product development is focused on products which manage the physical properties of water based systems, such as latex paint, construction mortars and personal care products, to meet customer demand for improved performance and efficiency.

         Aqualon has application and development laboratories in Europe, Asia and the Americas that provide technical service to customers. At these laboratories, teams work in a network to develop products, identify new applications and meet customer requirements.

         Research and development efforts in FiberVisions are primarily focused on developing new and novel polyolefin fibers around four key platforms: high tenacity for industrial applications; dyeable fibers for apparel and upholstery; wettability for wipes; and shaped fibers for improved adhesion, wicking, coverage and visual appearance. A continued hygiene focus is to improve fiber strength while enhancing hygiene product properties for loft, softness and stretch, thereby creating a platform to better compete with SB/SMS products. The industrial and textile product units are investigating the use of specific fibers for new applications in the upholstery, wipes, geotextiles and construction applications.

         FiberVisions has research and development facilities in the U.S. designed to serve the business needs of its customers. During 2005, FiberVisions closed the technical facility at its Varde, Denmark manufacturing facility and consolidated it to Covington, Georgia. Pilot spinning and processing lines are used to examine new polymers and processing concepts such as monocomponent or bicomponent fibers from single filament spinning to full-scale production facilities.

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

Employees

         As of December 31, 2005, the Company had approximately 4,650 employees worldwide. Approximately half of the worldwide employees were located in the United States, of which approximately 31% were represented by various local or national unions. As of December 31, 2004, the Company had approximately 4,950 employees worldwide.

International Operations

         Net sales and Property, plant and equipment, net by geographic area for each of the three years ended December 31, 2005, 2004 and 2003 appear in Note 23 to the Consolidated Financial Statements. Direct export sales from the United States to unaffiliated customers were $131.7 million, $118.7 million and $122.5 million for 2005, 2004 and 2003, respectively. The Company's operations outside the United States are subject to the usual risks and limitations related to investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, foreign investment laws, governmental instability (including expropriation or confiscation of assets) and other potentially detrimental domestic and foreign governmental policies affecting U.S.-based companies doing business abroad, including risks related to terrorism and international hostilities.

Available Information

         Hercules files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports with the Securities and Exchange Commission (SEC). Hercules provides access to its SEC filings via a hyperlink to the SEC's website on its corporate website, www.herc.com. These filings may also be read and copied at the SEC's Public Reference Room which is located at 100 F Street, N.E., Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

         The Company's Directors Code of Business Conduct and Ethics and its Business Practices Policy, as well as the charters of the Corporate Governance, Nominating and Ethics Committee, Audit Committee and Human Resources Committee, are available on the Company's website at www.herc.com.

         These documents are also available in print to any shareholder who requests them in writing from Israel J. Floyd, Esq., Corporate Secretary, Hercules Incorporated, Hercules Plaza, 1313 North Market Street, Wilmington, Delaware 19894-0001.

ITEM 1A.         RISK FACTORS

         In addition to the factors discussed elsewhere, the following, which have not been sequenced in any particular order, are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Indebtedness

         As of December 31, 2005, the Company's total debt was approximately $1,109.3 million, of which 64% is fixed rate indebtedness. The Company's indebtedness has significant consequences. For example, it could: increase the Company's vulnerability to economic downturns and competitive pressures; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; limit the Company's flexibility in planning for, or reacting to, changes in its business and the industries in which it operates or in pursuing attractive business opportunities requiring debt financing; place the Company at a disadvantage to its competitors that have less debt; and limit the Company's ability to borrow additional funds due to restrictive covenants.

         The Senior Credit Facility and the indentures governing the 11.125% senior notes due 2007 and the 6.75% senior subordinated notes due 2029, which together account for a large portion of the Company's debt, contain numerous restrictive covenants, including, among other things, covenants that limit the Company's ability to: borrow money and incur contingent liabilities; make dividend or other restricted payments; use assets as security in other transactions; enter into transactions with affiliates; enter into new lines of business; issue and sell stock of restricted subsidiaries; sell assets or merge with or into other companies and make capital expenditures. In addition, the Senior Credit Facility requires the Company to meet financial ratios and tests, including maximum leverage and interest coverage levels. These restrictions could limit the Company's ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict corporate activities.

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

         The Company and its subsidiaries may incur additional indebtedness in the future. As of December 31, 2005, the Company had a $550 million Senior Credit Facility with a syndicate of banks. Under the Senior Credit Facility, the Company has a $150 million revolving credit agreement, which permits certain additional borrowings. In addition, the Company has the option to borrow an additional $250 million in the form of a term note under the Senior Credit Facility. If new indebtedness is added to the Company's current indebtedness levels, the risks described above could increase.

Market Risk

         Fluctuations in interest and foreign currency exchange rates affect the Company's financial position and results of operations. The Company has used several strategies to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow (see "Foreign Currency Translation" and "Derivative Instruments and Hedging" in the Summary of Significant Accounting Policies and Note 24 to the Consolidated Financial Statements). Sensitivity of the Company's financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. The market values for interest rate risk are calculated by the Company utilizing a third-party software that employs standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

         The Company's derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments (see Note 24 to the Consolidated Financial Statements). At December 31, 2005 and 2004, net market value of these combined instruments was a liability of $1,092.4 million and $1,265.2 million, respectively. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at December 31, 2005 and 2004 would result in a $59.1 million and a $69.8 million decrease, respectively, in the net market value of the liability. A 100-basis point decrease in interest rates at December 31, 2005 and 2004 would result in a $63.9 million and a $73.7 million increase, respectively, in the net market value of the liability.

         Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net liability position of $0.2 million and a net asset position of $0.6 million at December 31, 2005 and 2004, respectively. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at December 31, 2005 and 2004 would result in a $0.1 million decrease and a $0.6 million increase, respectively, in the net position, while a 10% weakening of the dollar versus all currencies would result in a $0.1 million and a $0.8 million decrease, respectively, in the net position.

         Foreign exchange forward and option contracts have been used to hedge the Company's firm and anticipated foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. There are presently no material restrictions on the remittance of funds generated by the Company's operations outside the United States; however, in certain regions, primarily Latin America and Asia Pacific, there are general limitations on the repatriation of cash.

         The Company has not designated any derivative as a hedge instrument under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and, accordingly, changes in the fair value of derivatives are recorded each period in earnings.

Commodity Price Risk

         The Company acquires raw materials and energy from its vendors under a variety of short-and long-term contracts and supply agreements, depending upon various economic and logistical factors. The purchase prices are generally related to prevailing market conditions and are linked, in some cases, to relevant market indices. Changes in raw material and energy costs have historically had a material impact on the Company’s profit and cash from operations and are anticipated to continue to impact future periods similarly.

          In order to mitigate these risks, the Company employs a variety of strategic sourcing techniques to minimize use of sole source suppliers, establish contracts that limit the frequency or magnitude of price increases, have alternate raw materials approved for use, selectively hedge certain strategic commodities, identify alternate suppliers in lower cost regions of the world, continually reassess its value chain, and aggressively counter suppliers’ attempts to increase costs.

New Product Development

         Product innovation and new product development are integral to the Company’s strategy. Research and development efforts are directed towards the discovery and development of new products and processes, the improvement and refinement of existing products and processes, the development of new applications for existing products and cost improvement initiatives. There can be no assurance that product development efforts will be successful, that we will be able to cost-effectively manufacture these new products or that we will be able to successfully market these products.

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

         Environmental remediation expenses are funded from internal sources of cash. Such expenses, the most significant of which relate to non-operating or former sites, are not expected to have a significant effect on the Company's ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operating sites, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows (see Item 3, Legal Proceedings and Notes 11 and 12 to the Consolidated Financial Statements).

Litigation

         Hercules is a defendant in numerous lawsuits arising out of, or incidental to, the conduct of its business. Such litigation typically falls within the following broad categories: environmental (discussed above); antitrust; commercial; intellectual property; labor and employment; personal injury; property damage; product liability; and toxic tort. While it is not feasible to predict the outcome of all pending matters, the ultimate resolution of one or more of these matters could have a material effect upon the Company’s financial position, results of operations and/or cash flows (see Item 3, Legal Proceedings and Notes 11 and 12 to the Consolidated Financial Statements).

Pension

         The assets and liabilities associated with the Company's defined benefit plans are subject to interest rate and market risk. A 100-basis point decrease or increase in the discount rate has an unfavorable or favorable impact of approximately $170 million on the U.S. defined benefit plan’s accumulated benefit obligation (“ABO”) and an unfavorable or favorable impact on its projected benefit obligation (“PBO”) of approximately $177 million. A 100-basis point decrease or increase in the assumed rate of return has an unfavorable or favorable impact of approximately $12 million on the estimated expense for the U.S. pension and postretirement plans in 2006 (see Note 8 to the Consolidated Financial Statements).

ITEM 1B.        UNRESOLVED STAFF COMMENTS

           None

ITEM 2.            PROPERTIES

         The Company's corporate headquarters and major research center are located in Wilmington, Delaware. The Company also owns a number of plants and facilities worldwide in locations strategic to the sources of raw materials or to customers. All of the Company's principal properties are owned by the Company, except for its corporate headquarters office building in Wilmington, Delaware, its European headquarters office building in Schaffhausen, Switzerland and its Asian headquarters in Shanghai, China, all of which are leased. The following are the locations of the Company's worldwide plants:

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

Aqualon - Alizay, France; Doel, Belgium; Hopewell, Virginia, U.S.; Jiangmen City, China; Kenedy, Texas, U.S.; Louisiana, Missouri, U.S.; Dalton, Georgia, U.S.; Parlin, New Jersey, U.S.; and Zwijndrecht, The Netherlands.

         The Dalton, Georgia site was acquired in January 2006 as part of the aforementioned Benchmark transaction.

Engineered Materials and Additives
FiberVisions - Athens, Georgia, U.S.; Covington, Georgia, U.S.; Suzhou, China; and Varde, Denmark. Pinova - Brunswick, Georgia, U.S.

         The Company's plants and facilities are maintained in compliance with current laws and regulations and are generally considered to be in good condition, with adequate capacity for projected business operations. From time to time, the Company discontinues operations at, or disposes of, facilities that have for one reason or another become unsuitable.

ITEM 3.            LEGAL PROCEEDINGS

         Information regarding legal proceedings is included in the Notes to Consolidated Financial Statements (see Note 12) and is incorporated herein by reference.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2005 through the solicitations of proxies or otherwise.

PART II

ITEM 5.            MARKET FOR HERCULES' COMMON STOCK AND RELATED STOCKHOLDER

                         MATTERS

         The Company's common stock is listed on the New York Stock Exchange (ticker symbol HPC) and the Swiss Stock Exchange. It is also traded on the Philadelphia, Midwest and Pacific Stock Exchanges.

         The approximate number of holders of record of the Company’s common stock ($25/48 stated value) as of February 24, 2006 was 14,976.

         The following table sets forth, for the periods indicated, the high and low closing price per share of the Company's common stock, as reported on the New York Stock Exchange:

2005	High	Low
First Quarter	$15.24	$13.86
Second Quarter	$14.82	$13.00
Third Quarter	$14.69	$12.05
Fourth Quarter	$12.25	$10.20

2004
First Quarter	$13.18	$10.81
Second Quarter	$12.19	$9.99
Third Quarter	$14.25	$11.21
Fourth Quarter	$15.09	$13.97

         On December 30, 2005, the closing price of the common stock was $11.30.

         The payment of quarterly dividends was suspended in the fourth quarter of 2000, subject to reconsideration by the Board of Directors in its discretion, when warranted under appropriate circumstances and subject to restrictions in the indentures governing the Company's 11.125% senior notes due 2007, the 6.75% senior subordinated notes due 2029 and the Senior Credit Facility.

ITEM 6.            SELECTED FINANCIAL DATA

         A summary of the selected financial data for Hercules for the years ended and as of the end of the years specified is set forth in the table below. As discussed in greater detail in Note 21, during 2005 the Company changed its method of accounting for inventory from the LIFO method to the weighted-average method. As such, prior year information has been retrospectively adjusted. The BetzDearborn Water Treatment Business has been treated as a discontinued operation as of February 12, 2002 pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

	(Dollars in millions, except per share data)
Statements of Operations Information:	2005	2004	2003	2002	2001
Net sales	$2,068.8	$1,996.7	$1,846.0	$1,705.0	$1,776.0
Profit from operations	130.4	228.9	255.5	217.3	186.0
Net (loss) income from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	(38.6)	28.1	74.2	(48.8)	(107.7)
Net income (loss) on discontinued operations, net of tax	-	-	4.5	(196.0)	56.0
Net (loss) income before cumulative effect of changes in accounting principle	(38.6)	28.1	78.7	(244.8)	(51.7)
Cumulative effect of changes in accounting principle, net of tax (see Note 21)	(2.5)	-	(33.3)	(368.0)	-
Net (loss) income	$(41.1)	$28.1	$45.4	$(612.8)	$(51.7)

Per Common Share Data and Other Share Information:
Per share of common stock
Basic (loss) earnings per share
Continuing operations	$(0.36)	$0.26	$0.70	$(0.46)	$(1.03)
Discontinued operations	-	-	0.04	(1.85)	0.54
Cumulative effect of changes in accounting principle	(0.02)	-	(0.31)	(3.47)	-
Net (loss) income	$(0.38)	$0.26	$0.43	$(5.78)	$(0.49)
Diluted (loss) earnings per share
Continuing operations	$(0.36)	$0.26	$0.69	$(0.46)	$(1.03)
Discontinued operations	-	-	0.04	(1.85)	0.54
Cumulative effect of changes in accounting principle	(0.02)	-	(0.31)	(3.47)	-
Net (loss) income	$(0.38)	$0.26	$0.42	$(5.78)	$(0.49)

Balance Sheet Data:
Total assets	$2,568.8	$2,720.3	$2,721.8	$2,772.0	$4,952.1

Total debt	$1,109.0	$1,240.1	$1,347.7	$883.0	$2,210.0
Company-obligated preferred securities of subsidiary trusts	-	-	-	624.0	624.0
Total debt and preferred securities	$1,109.0	$1,240.1	$1,347.7	$1,507.0	$2,834.0

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

         The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto. All references to individual Notes refer to Notes to the Consolidated Financial Statements.

Business Overview

Business Profile - Market and Geographic Concentration

Hercules is a leading global manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications. The Company's principal products are chemicals used by the paper industry to improve performance and enhance the manufacturing process; water-soluble polymers; polypropylene and polyethylene fibers; and specialty resins. Key markets for the Company's products as a percentage by end market net sales in the years ended December 31, 2005 and 2004 were:

	2005	2004
Pulp and Paper	48%	48%
Regulated (including food, pharmaceutical and personal care)	21%	20%
Industrial Specialties (including oilfield, textiles and general industrial)	12%	13%
Paints and Adhesives	10%	10%
Construction Materials	9%	9%
Consolidated	100%	100%

More than 50% of the Company's revenues are generated outside of North America. Net sales by region expressed as a percentage of total net sales for the years ended December 31, 2005 and 2004 were:

	2005	2004
North America	48%	46%
Europe	36%	38%
Asia Pacific	11%	11%
Latin America	5%	5%
Consolidated	100%	100%

Business Segments

The Company currently operates through two reportable segments and four divisions: Performance Products (Pulp and Paper and Aqualon) and Engineered Materials and Additives (FiberVisions and Pinova). Net sales for the years ended December 31, 2005 and 2004 as a percent of total net sales, by division, were:

	2005	2004
Pulp and Paper	47%	47%
Aqualon	34%	34%
FiberVisions	14%	14%
Pinova	5%	5%
Consolidated	100%	100%

Key Developments

During 2005, Profit from operations and Net income declined from prior year levels primarily as a result of: (1) the rapid escalation in raw material, utility and transportation costs driven by the escalation in oil and gas inputs, (2) special charges primarily associated with ongoing efforts to restructure the Company’s global operations including manufacturing rationalization, marketing and management realignment, research and development consolidation and corporate support realignment, and (3) an impairment of goodwill attributable to the Company’s commitment to dispose of a majority interest in the FiberVisions division.

Despite the challenges to the current operating environment and the costs of the substantial restructuring efforts, Hercules increased its cash from operations from prior year levels and continued to make progress towards its goal to further de-lever its balance sheet. In addition, the Company recently announced intentions to realign the business toward a greater market focus, resulting in the formation of two new business segments that will replace the Company’s existing segments. The two segments will be the Aqualon Group and the Paper Technologies and Ventures Group. The Aqualon Group will focus on coatings and construction, the regulated industries of food, pharmaceutical and personal care, and energy and specialties solutions. The existing Pinova division will be primarily integrated into coatings and construction and regulated industries. The Paper Technologies and Ventures Group will focus on the paper industry and manage a number of ventures that will initially include businesses focused on water management, pulp and biorefining, lubricants and adhesives. The Company anticipates that these changes will be effective for the reporting period ending March 31, 2006.

Raw Materials and Energy

The challenging raw material environment that was experienced in 2004 continued into 2005 and escalated beginning with the first quarter primarily as a result of increasing prices for petroleum-based products and the growing global demand for raw materials driven in part by substantial growth in China. These factors continued to drive costs higher through the spring and summer months and also had a negative impact on ancillary costs such as freight and transportation. Hurricanes Katrina and Rita and other regional storms further exacerbated the problem by disrupting the United States’ Gulf Coast natural gas and oil exploration, development, refining and distribution infrastructure. As a result, a number of the Company’s key raw material suppliers declared force majeure resulting in product allocation issues. Infrastructure damage, including that to Gulf coast rail bridges, continues to impact supply distribution. In many cases, the Company has incurred fuel and energy surcharges for freight and transportation. Where necessary to maintain commitments to our customers, the Company has, in some cases, incurred incremental costs to secure raw materials from alternative suppliers, some of which involved significant air freight charges. Pricing for many key raw materials reached all-time highs during the year and particularly during the fourth quarter, resulting in increased raw material costs to Hercules of approximately $76 million during 2005 as compared to 2004. The escalation in energy prices also had an adverse impact on utility costs.

Special Charges and Restructurings

Consistent with long range plans to reposition the Company’s operations in order to capitalize on growth opportunities on both a regional as well as product and service offering basis, the Company executed a number of restructuring and rationalization programs designed to improve organizational efficiency in all key phases of operations including research and development, regional and functional management, global marketing, manufacturing, and corporate support during 2005.

At the end of 2004, the Company announced the first phase of its program to realign and consolidate its significant research and development efforts into regional centers for Europe and North America, respectively. In connection with that program, the Company closed its research facility in Barneveld, The Netherlands during the third quarter of 2005. The Company terminated approximately 50 employees at the Barneveld facility and relocated 8 employees to the Company’s Helsingborg, Sweden site, which will now serve as the primary center for Pulp and Paper application activities in Europe. The Company recognized approximately $3.0 million in severance charges and benefits that were accrued ratably over the service period from the announcement date in December of 2004 through closure in September 2005 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). In addition to severance costs, the Company recognized an additional $1.4 million of charges for other exit costs incurred to close the Barneveld facility.

The second phase of the research realignment and consolidation program began during the fourth quarter of 2005 with the announcement of the Company’s intention to close its Jacksonville, Florida facility which houses certain research and development capabilities specific to pulp and paper technology including a pilot paper making machine. Concurrent with that action and in connection with a grant received from the State of Delaware, the Company announced plans to substantially expand and upgrade its research facility in Wilmington, Delaware. The plan includes the transfer of certain employees and equipment from the Jacksonville facility to the Wilmington facility. The Company plans to terminate approximately 60 employees at the Jacksonville site and recognized a charge of $0.3 million during the fourth quarter of 2005. In accordance with SFAS 146, the Company will recognize approximately an additional $2.0 million during 2006 as the activities are terminated and the site is prepared for closure. While the Wilmington site is undergoing expansion and will eventually increase its headcount, certain functions were realigned resulting in the elimination of approximately 10 positions for which a charge of approximately $0.5 million was recognized in accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”).

In connection with these actions, the Company accelerated the depreciation of its facilities in Barneveld and Jacksonville through the periods prior to their estimated closure resulting in charges of $1.8 million and $0.1 million, respectively. Accelerated depreciation charges will continue into 2006 for the Jacksonville site during the period of operation prior to estimated closure. The Company also accelerated the depreciation of certain assets at the Wilmington, Delaware facility for the period prior to their demolition or reconfiguration resulting in charges of $0.5 million.

Throughout 2005, the Performance Products segment engaged in significant actions designed to realign its global marketing infrastructure and de-layer management as part of both divisions’ strategic plans and to improve responsiveness to emerging market trends and opportunities. Accordingly, the Company eliminated approximately 80 positions worldwide and recognized charges for severance and related benefits of $14.5 million in accordance with SFAS 112. Of the total, approximately $12.7 million was attributable to the Pulp and Paper division and the remaining $1.8 million was attributable to the Aqualon division.

Rationalization of certain manufacturing assets occurred in conjunction with the Performance Products restructuring activities. The Company closed its Pandaan, Indonesia manufacturing facility concurrent with the realignment of its Pulp and Paper division in the Asia Pacific region. In connection with the closing, the Company terminated approximately 50 employees and recognized severance and related benefits charges of approximately $0.2 million in accordance with SFAS 146 and approximately $0.4 million in SFAS 112 charges. Accelerated depreciation charges of $0.3 million were recognized during the period preceding the closure. The Company also announced its intention to close its Pendlebury manufacturing facility in the United Kingdom during 2006 as part of the Pulp and Paper division’s realignment in Europe. As a result of this action, the Company recognized a SFAS 112 charge of $1.3 million related to the termination of approximately 40 employees. Accelerated depreciation charges of $0.8 million were recognized in 2005 and will continue to be recognized into 2006 during the period of continued operational use prior to estimated closure. Also during 2005, the Aqualon division terminated 7 employees in connection with a program at its Parlin, New Jersey manufacturing facility, resulting in approximately $0.3 million in charges incurred during the period in which certain energy-related assets were removed from service in accordance with SFAS 146.

Both the Pinova and FiberVisions divisions executed plans to curtail certain production activities and reduce headcount at their manufacturing facilities in North America and Europe. In November, Pinova announced its intention to exit the terpenes specialties business in early 2006 and recorded an impairment charge of $5.2 million for certain assets directly attributable to the production of those products at the Brunswick, Georgia manufacturing facility as well as a $0.5 million write-off of related inventories and spare parts. The Company accrued SFAS 112 charges of approximately $3.4 million in connection with the termination of approximately 70 employees at the Brunswick facility. In addition to those amounts accrued for severance and termination benefits, the Company recognized an additional $0.2 million as incurred in connection with termination of a product distribution agreement as an exit cost in accordance with SFAS 146. Finally, Pinova recorded a $0.5 million impairment charge at the Company’s Hattiesburg, Mississippi manufacturing facility attributable to the termination of production of certain rosins which serve as an intermediate to other finished products.

Primarily as a result of declining market demand for certain products, FiberVisions idled production on certain lines at its Covington, Georgia manufacturing facility and also closed the technical facility at its Varde, Denmark manufacturing facility and consolidated it to Covington, resulting in a combined termination of approximately 80 employees and the accrual of SFAS 112 severance and related benefit charges of $3.4 million. In addition the Company recorded $1.5 million of write-downs in the value of certain inventories and spare parts at the Covington facility.

In order to support the various initiatives to realign and restructure the Company’s operations on a global basis, the Company also initiated several corporate actions including the establishment of a centralized European headquarters facility in Schaffhaussen, Switzerland, and concurrently implemented a principal company structure. This new structure provides a number of benefits to the Company including (1) centralized business management in Switzerland, (2) administrative cost savings by having key managers in one location, and (3) a projected reduction in cash income taxes of approximately $20 million annually. During 2005, the Company accrued approximately $0.5 million in relocation costs related to this restructuring in accordance with SFAS 146. In addition, the Company streamlined other support functions, resulting in headcount reductions of approximately 40 employees in various functional departments, including information technology and procurement. In connection with the reductions, the Company recorded approximately $4.8 million for severance and related benefits in accordance with SFAS 112.

A summary of the actions executed in 2005 is provided as follows:

	Severance and Other Exit Costs	Asset Impairments	Accelerated Depreciation	Inventory Write-Downs	Totals
Research and development consolidation	$5.2	$-	$2.4	$-	$7.6
Global marketing and management realignment	14.5	-	-	-	14.5
Performance Products manufacturing rationalization	2.2	-	1.1	-	3.3
Pinova manufacturing rationalization	3.6	5.7	-	0.5	9.8
FiberVisions manufacturing rationalization	3.4	-	-	1.5	4.9
Corporate support realignment	5.3	-	-	-	5.3
Total charges by action	$34.2	$5.7	$3.5	$2.0	$45.4

In connection with its commitment to sell a majority interest in the FiberVisions division (see Strategic Highlights below), the Company was required to record a goodwill impairment charge of $52.9 million based on an estimate of the fair value for the entire division as determined by the negotiated sales price.

In addition to these special charges, an update of the independent study of the Company’s estimated reasonably possible exposure for asbestos-related liabilities was completed in the fourth quarter of 2005. Despite a significant reduction in both the number of new claims received and the amounts paid to resolve claims, the study required an upward revision of the range of the Company’s estimated reasonably possible exposure for these matters. Accordingly, the Company recorded a charge of $37.5 million to reestablish and increase its reserves to $270 million.

Strategic Highlights

During the latter half of 2005, certain actions were initiated that are intended to enhance and support the Company’s strategic direction in light of the business realignment referenced above. At the end of September 2005, the Company announced the signing of a joint venture agreement between Aqualon and the leading producers of MC in China. The joint venture will include the existing MC assets of Luzhou North Chemical Industries Co. Ltd. and Jiangsu Feixiang Chemical Industries, Co. Ltd. as well as cash and equipment contributions by Hercules. The joint venture, Hercules Tianpu Chemical Co. will include an expansion of a facility currently underway in Zhangjiagang, China that is expected to begin operations in the second half of 2006. Closing is anticipated in the first quarter of 2006 with a capital contribution of approximately $8 million, of which $4.4 million has been pre-funded. During December 2005, Hercules satisfied a portion of its initial capital contribution by securing the financing for certain equipment related to the new facility. Under the joint venture agreement, Aqualon will have global marketing rights for the output of the joint venture and will receive sales commissions as well as royalties for licensed technology.

In January of 2006, the Company announced an agreement to purchase the guar and guar derivative manufacturing division of Benchmark Polymer Products, L.P., a subsidiary of Benchmark Performance Group, Inc. (“Benchmark”). Under the terms of the agreement, Aqualon acquired Benchmark’s Dalton, Georgia production facility for $20 million plus a provisional earn-out and also purchased an equity position in Benchmark. In addition, the Company signed a five year exclusive agreement to supply Benchmark with guar products for polymer slurries used in oil and gas fracturing applications. This acquisition is intended to expand Aqualon’s presence in the energy industry. As a result of the acquisition, Aqualon is expected to increase capacity utilization of its existing guar and guar derivatives manufacturing facility in Kenedy, Texas.

On January 31, 2006, the Company signed an agreement to sell a 51% interest in its FiberVisions division to an affiliate of SPG Partners, LLC (“SPG”), a New York-based private equity firm. Under terms of the agreement, Hercules will receive cash of approximately $109 million, comprised of an $82.0 million distribution from FiberVisions and $27.0 of proceeds from the sale of the initial interest, upon the closing of the transaction, which is expected to occur by the end of March 2006. The agreement anticipates and is conditioned upon the issuance of long-term debt financing prior to the sale. In addition, the agreement provides SPG with an option to purchase an additional 14% interest in FiberVisions for $7.4 million within one year. Hercules will receive additional payments should FiberVisions meet certain performance measures. The transaction is expected to close by the end of the first quarter of 2006 pending the aforementioned debt financing and other required approvals. The proceeds from the transaction are expected to be utilized to pay down high cost debt and further de-lever the balance sheet consistent with the Company’s financial goals.

In addition, it was announced on February 13, 2006 that FiberVisions and Chisso Corporation will establish a Japanese joint venture, ES FiberVisions Co., Ltd., and anticipate sales activity effective April 1, 2006.

As a result of the proposed transaction, the Company has begun efforts to develop plans for the reduction of corporate expenses that are currently allocated to FiberVisions. Those costs are approximately $15 million and include approximately $5 million of non-cash pension and post-retirement costs. Through a combination of decentralization, selective outsourcing and non-manufacturing site consolidations, the Company is targeting a total of $20 million in cost reductions to be achieved by the end of 2007.

Critical Accounting Estimates

The Company's discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Hercules to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Hercules evaluates its estimates on a regular basis, including those related to bad debts, inventories, impairments of goodwill and long-lived assets, income taxes, restructuring, contingencies, including litigation and environmental, and pension and other benefit obligations. Hercules bases its estimates on various factors including historical experience, consultation and advice from third party subject matter experts and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management reviews significant estimates and related disclosures with the Audit Committee of the Board of Directors on a regular basis. Actual results may differ from these estimates.

Hercules believes that the following accounting estimates are critical due to the significant subjectivity and judgment necessary to account for the matters or the susceptibility of such matters to change and the effect of the estimates and assumptions on its consolidated financial statements.

Allowance for Doubtful Accounts

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

Goodwill and Other Intangible Assets

The Company performs an annual assessment of its goodwill and other intangible assets for impairment. In addition, the Company consistently considers factors including deterioration in future economic conditions, poor operating results in the reporting units, new or stronger competitors, or changes in technology that could indicate an inability to recover the carrying value of its goodwill and intangible assets, thereby requiring an impairment in the future. To assess impairment, the Company compares its reporting unit's book value of net assets, including goodwill, to its fair value. Fair value is estimated using a combination of valuation approaches including the market value and income approaches. In the event that the book value exceeds the fair value, the Company recognizes an impairment to the extent the book value of goodwill exceeds the implied fair value of goodwill for any reporting unit, calculated by determining the fair value of the assets and liabilities for the reporting unit.

Other Long-Lived Assets

The Company tests other long-lived assets, including property, plant and equipment for impairment based on an assessment of factors including deterioration in future economic conditions, poor operating results in a business, the determination that the long-lived asset is unsuitable for one reason or another, new or stronger competitors, or changes in technology, that could indicate an inability to recover the carrying value of the asset, thereby requiring an impairment in the future. If the Company determines that an impairment loss has occurred, the loss is recognized in the income statement.

Deferred Tax Asset Valuation Allowance

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

Restructuring, Severance and Other Exit Costs

The Company has and will continue to record charges for the estimated costs of employee severance and other exit costs pursuant to the Company's strategy to continuously improve return on capital, streamline organizational structure, improve work processes and consolidate manufacturing and non-manufacturing facilities. In the event that it is determined that additional employees must be involuntarily terminated, or that additional manufacturing or non-manufacturing facilities must be closed pursuant to work process redesign or other cost reduction initiatives, supplemental reserves would be required, which would result in an incremental charge against earnings.

Environmental Matters and Asset Retirement Obligations

Hercules establishes reserves for environmental matters and asset retirement obligations when a legal obligation exists and the fair value of the liability can be reasonably estimated. In addition, the Company recognizes a liability for environmental-related litigation and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. At December 31, 2005, the Company had a combined amount of $107.9 million accrued including $90.3 million for asset retirement obligations and $17.6 million for environmental-related contingencies. The actual costs will depend upon numerous factors, including: the estimated useful life of the Company’s manufacturing facilities and significant component assets, changes in the nature or use of existing assets and facilities, the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation required or agreed to, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in the timing of required remedial activities, changes in environmental laws and regulations, technological developments, the years of remedial activity required and changes in the number or financial exposures of claims, lawsuits, settlements or judgments, or in the ability to reduce such financial exposures by collecting indemnity payments from insurers. If the obligations or contingencies are resolved for amounts greater or less than has been accrued, Hercules' share of the obligation or contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, Hercules would recognize an additional expense or benefit in income in the period such determination was made.

Asbestos-Related Contingencies

Hercules has established reserves for asbestos-related personal injury lawsuits and claims based upon the results of a periodic actuarial study of its asbestos-related liabilities by a recognized expert at a major national university. This study is based on a number of assumptions including the number of future claims, the timing and amount of future payments, disease, venue, and the dynamic nature of asbestos litigation and other circumstances. At December 31, 2005, the Company had a gross accrued liability of $270.0 million for present and future potential asbestos claims. The Company also had $120.7 million of asbestos-related receivables and restricted cash in several trusts pertaining to the aforementioned lawsuits and claims at December 31, 2005.

Pension and Other Postretirement Benefits

      In the United States, the Company provides defined benefit pension plan coverage for eligible employees hired prior to January 1, 2005 and postretirement welfare benefit plan coverage to eligible employees hired prior to January 1, 2003. Similar plans are provided outside the United States in accordance with local practice. Pension and other postretirement benefit obligations and the related expense (income) are determined based upon actuarial assumptions regarding mortality, medical inflation rates, discount rates, long-term return on assets, salary increases, Medicare availability and other factors. Changes in these assumptions can result in changes to the recognized pension expense and recorded liability. At December 31, 2005, the ABO of the Company's U.S. and certain foreign defined benefit pension plans, on a consolidated basis, exceeded their funded basis. The Company is required to recognize an additional liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to other comprehensive income in stockholders' equity. For the year ended December 31, 2005 the Company increased its additional minimum liability ("AML") to $417.6 million. The increase to the AML was primarily a result of changes to the mortality table and discount rate and was partially offset by plan amendments effective January 1, 2005 which changed the basis by which U.S. and certain foreign plans provide benefits from the “final pay” to the “career average pay”. At the present time, the U.S. defined benefit pension plan is at a sufficient funding level as to not require ERISA mandated contributions. The Company has determined, however, that it is in the best interests of the Company and its pension plan participants to make voluntary contributions to the plan. If the U.S. qualified pension plan performs in accordance with actuarial assumptions, the Company presently anticipates making voluntary cash contributions averaging $40 million per year over the next several years.

Results of Operations - Consolidated Review

Net sales for the years ended December 31, 2005, 2004 and 2003 were as follows:
	2005	2004	2003	2005 Change	2004 Change
Net sales	$2,068.8	$1,996.7	$1,846.0	$72.1	$150.7

Net sales for 2005 increased 4% from 2004 primarily as a result of $59.4 million, or 3%, in higher pricing and $31.0 million, or 2%, from higher rates of exchange offset by a $15.5 million, or 1%, decrease in volume. There was also a slight decrease of $2.8 million attributable to a broad change in product mix. The core divisions of Pulp and Paper and Aqualon experienced volume increases of 1% and 3%, respectively. The overall decline in volume was primarily attributable to FiberVisions as a result of the continuing trend of product substitution in favor of spunbond technology for diaper coverstock. This decline in volume has not been fully offset by continued growth in the demand for applications for disposable wipes and geotextiles. Additional volume declines related to efforts to shed unprofitable accounts for both FiberVisions and Pinova.

Net sales for 2004 increased 8% from 2003 attributable to $162.5 million, or 8%, higher volume and $73.8 million, or 4%, higher rates of exchange offset by a $77.7 million, or 4%, unfavorable change in product mix. A relatively small decrease of $7.9 million was attributable to pricing. Net sales volume was up for all divisions except FiberVisions where demand for staple fibers for diaper coverstock is in decline due to the continued rise in customer preference for fibers produced with spunbond technology. Increased production of paper and paperboard products in Europe and North America drove demand in Pulp and Paper as well as tissue and towel and process chemicals improvements. Aqualon benefited from strong demand for pharmaceutical and personal care applications as well as paint, oilfield and applications. However, despite higher volume, 2004 reflected an increase in lower-priced products primarily related to the CMC acquisition in Jiangmen.

The tables below reflect Net sales per region and the percentage change from the respective prior year periods as well as the percentage change excluding the impact of rates of exchange (“ROE”):

				% Change Excluding
Regions	2005	2004	%Change	ROE
North America	$981.0	$921.2	6%	6%
Europe	747.9	762.2	(2)%	(4)%
Asia Pacific	233.9	214.5	9%	7%
Latin America	106.0	98.8	7%	(1)%
All regions	$2,068.8	$1,996.7	4%	2%

				% Change Excluding
Regions	2004	2003	%Change	ROE
North America	$921.2	$884.8	4%	4%
Europe	762.2	692.9	10%	1%
Asia Pacific	214.5	174.5	23%	23%
Latin America	98.8	93.8	5%	2%
All regions	$1,996.7	$1,846.0	8%	2%

During 2005, Net sales increased in North America by 6% as compared to 2004. European markets were soft due to weakened demand, aggressive competition and industry overcapacity in certain product lines, all of which have limited the ability to raise prices to recapture a portion of incrementally higher costs. Despite slower growth in the established economies, emerging markets remained strong. On an annual basis, Asia Pacific including China was up 9%, Eastern Europe was up 14% and Brazil, for the Pulp and Paper division in particular, was up 29%. Within Asia Pacific, China continues to be a bright spot with sales up 23% across all divisions.

During 2004, Net sales increased in all regions of the world, and particularly in Europe where the Euro steadily increased throughout the year approximately 10% on average against the U.S. dollar over 2003 levels. Excluding the beneficial impact of ROEs, overall growth was relatively modest and reflected a shift in mix to lower priced products. However, growth in the Asia Pacific region and China, which benefited from Aqualon’s acquisition of the CMC business in Jiangmen, had an overall beneficial impact. In addition, continued penetration of emerging markets in Eastern Europe and Brazil provided steady growth.

	2005	2004	2003	2005 Change	2004 Change
Cost of sales	$1,406.3	$1,307.6	$1,166.9	$98.7	$140.7

Cost of sales increased $98.7 million, or 8%, during 2005 as compared to 2004. As a percent of sales, cost of sales increased to 68% in 2005 as compared to 65% in 2004, primarily reflecting the acceleration of raw material, freight and energy costs at rates more rapidly than that which has or could be recovered through price increases and related surcharges. These costs included record highs for certain raw materials, including polypropylene. On an aggregated basis, raw material costs increased approximately $76 million over 2004 levels. A significant portion of this increase is attributable to the hurricanes in the United States’ Gulf Coast region which severely impacted petroleum and related by-product refining capabilities and damaged the distribution infrastructure, further constraining supply. Accordingly, a number of key suppliers declared force majeure and placed the Company on an allocation basis for certain key raw materials and feedstock derivatives. In order to maintain production and commitments to the Company’s customers, alternative supply sources were utilized resulting in significantly higher cost and transportation charges.

In addition to increased raw material prices, energy costs were also adversely impacted by the storms as well as a general increase in global demand. Despite these significant challenges, the Company was able to lower overall manufacturing costs primarily due to restructuring efforts in the current and prior years.

Cost of sales increased $140.7 million, or 12%, during 2004 as compared to 2003. As a percent of sales, cost of sales increased to 65% as compared to 63% in 2003, primarily as a result of decreasing sales prices in certain product lines and increasing raw material costs in most divisions, particularly FiberVisions which was impacted by the rising costs for polypropylene. In addition, increased energy and natural gas/crude oil feedstock costs impacted many raw materials, particularly those derived from Chlor-alkali, ethylene, benzene and propylene. Strong demand from China for many basic materials and the strengthening global economy also exerted upward pressure on the price of raw materials.

	2005	2004	2003	2005 Change	2004 Change
Selling, general and administrative expenses	$382.8	$382.4	$359.9	$0.4	$22.5

Despite inflation, increased rates of exchange and rising employee benefits costs, restructuring and cost rationalization efforts in the current and prior years have allowed the Company to maintain 2005 selling, general and administrative (“SG&A”) costs at levels comparable with 2004. In addition to lower personnel-related costs, including travel and entertainment, SG&A costs in 2005 reflect lower professional and consulting fees due to a normalization of compliance efforts for Sarbanes-Oxley, and lower bad debt expense and insurance costs. These decreases were somewhat offset by higher information technology costs and higher legal defense costs primarily attributable to the ongoing patent infringement litigation with Ciba Specialty Chemicals Corporation (“Ciba”) (see Note 12 to the Consolidated Financial Statements). As a percent of sales, SG&A costs were reduced to 18% in 2005 as compared to 19% during 2004.

SG&A expenses increased $22.5 million or 6% during 2004 as compared to 2003 while remaining relatively flat as a percent of sales at 19%. Of the total increase, $12.8 million is attributable to higher rates of exchange during 2004. Other increases include higher salaries and incentive compensation as well as significantly higher costs for consulting and other outside services, part of which were attributable to first year compliance efforts associated with Sarbanes-Oxley. Bad debt expense was also higher during 2004. These increases were partially offset by lower postretirement benefits costs due to changes in the retiree medical plans, lower general legal fees, lower workers compensation insurance and lower rental expense due to an increase in sub-lease income.

	2005	2004	2003	2005 Change	2004 Change
Research and development	$40.9	$42.8	$38.7	$(1.9)	$4.1

Research and development charges decreased $1.9 million or 4% primarily as a result of the ongoing consolidation efforts which reflect the closure of the Company’s research facility in Barneveld, The Netherlands during 2005 as well as the impact of ongoing cost containment efforts particularly with respect to Corporate research. Research and development expenses remained relatively stable at 2% as a percentage of sales for both 2005 and 2004.

Research and development charges increased $4.1 million or 11% during 2004 as compared to 2003. The increase reflects higher spending with respect to various product and applications development programs across most of the divisions continuing a trend of bringing new products to market. As a percentage of sales, research and development was approximately 2% for both 2004 and 2003.

	2005	2004	2003	2005 Change	2004 Change
Intangible asset amortization	$8.0	$8.1	$8.0	$(0.1)	$0.1

The Company’s portfolio of intangible assets, including customer relationships, trademarks and tradenames has remained unchanged from 2003 through 2005 resulting in a consistent charge for amortization expense. Primarily as a result of the proposed FiberVisions transaction, amortization is expected to decrease to $6.7 million for 2006, $6.3 million for 2007, $5.9 million for 2008, $4.6 million for 2009 and $4.4 million for 2010 as various amortization terms expire.

	2005	2004	2003	2005 Change	2004 Change
Impairment of FiberVisions goodwill	$52.9	$-	$-	$52.9	$-

In connection with the announced plans to sell a majority interest in the FiberVisions division, the Company was required to test the underlying goodwill asset recorded in that division for recoverability. The test indicated that the carrying value of goodwill exceeded its fair value. Accordingly, the Company recorded an impairment charge of $52.9 million effective as of December 31, 2005. The impairment charge was based on an estimate of the fair value for the entire division as determined by the negotiated sales price for the aforementioned sale of a majority interest.
	2005	2004	2003	2005 Change	2004 Change
Other operating expenses, net	$47.5	$26.9	$17.0	$20.6	$9.9

During 2005, the Company executed a number of restructuring and rationalization programs designed to improve organizational efficiency in all key phases of operations including research and development, regional and functional management, global marketing, manufacturing and corporate support. In connection with these programs, the Company recorded total charges of $45.4 million, including; severance and other exit costs of $34.2 million that will result in a total headcount reduction of approximately 490 employees; asset impairments of $5.7 million; accelerated depreciation charges of $3.5 million; and inventory and spare parts write-downs of $2.0 million. Other charges for 2005 include $0.8 million for consulting charges related to legacy issues, $0.7 million related to legal settlements, $0.2 million of accretion expense attributable to asset retirement obligations for active operating sites and $0.4 million for all other miscellaneous charges.

During 2004, the Company incurred approximately $9.5 million attributable to severance and other exit costs that resulted from the termination of approximately 160 employees. In addition, asset impairment charges of $7.3 million were recorded reflecting $3.6 million attributable to a raw material production line at the Hopewell, Virginia manufacturing facility, $2.9 million related to the closure of the former Kalamazoo, Michigan manufacturing facility and $0.5 million and $0.3 million for certain lines at the Pendlebury, UK and Savannah, Georgia manufacturing facilities, respectively. During 2004, the Company also incurred $6.5 million of shutdown costs related to the former Nitrocellulose facility at Parlin, New Jersey as well as $1.6 million for a special executive pension adjustment. Other charges for 2004 include approximately $1.0 million in professional fees related to legacy issues, $0.4 million in fees related to a failed acquisition attempt, $0.3 million of accretion expense attributable to asset retirement obligations for active operating sites and $0.3 million for all other miscellaneous charges.

During 2003, the Company incurred approximately $5.3 million in severance and other restructuring costs that resulted from the termination of approximately 170 employees. Other charges for 2003 include approximately $7.3 million in special executive pension benefits, $3.6 million in proxy solicitation and related fees, $0.3 million of accretion expense attributable to asset retirement obligations for active operating sites and $0.5 million for all other miscellaneous charges.
	2005	2004	2003	2005 Change	2004 Change
Interest and debt expense	$89.4	$108.7	$130.8	$(19.3)	$(22.1)

Interest and debt expense for 2005 decreased $19.3 million or 18% from 2004 primarily as a result of lower outstanding debt balances. This primarily resulted from the Company’s repurchase of $96.0 million (book value) of the 11.125% notes during 2005. The impact of debt repurchases more than offset the unfavorable effect of increasing variable rates on the Company’s Term B Loan. The Term B Loan carries a LIBOR-based interest rate and allows the Company to reset into LIBOR rates for one, two, three or six month periods. The three-month LIBOR rate has increased by approximately 340 basis points since January 2004 and approximately 200 basis points since the beginning of 2005 and is continuing an upward trend. In addition, bank fees were lower during 2005 and the Company had lower amortization of deferred debt issuance costs primarily as a result of continuing debt repurchases.

Interest and debt expense for 2004 decreased $22.1 million or 17%, reflecting lower outstanding debt balances, improved debt mix and reduced rates on the Company's bank debt. The April 2004 refinancing of the Term B loan, combined with an amendment to the credit agreement during the third quarter of 2004 resulted in a 150 basis point rate reduction on the bank debt. In addition to the repurchase of $149.8 million (book value) of its 11.125% senior notes during 2004, the Company also repaid its 9.42% trust preferred securities in May 2004 with the proceeds of the April 2004 private placement of $250.0 million 6.75% senior subordinated debt and a portion of the proceeds of the new Senior Credit Facility. In addition, moderately higher bank fees were more than offset by lower amortization of deferred debt issuance costs primarily as a result of continuing debt repurchases.
	2005	2004	2003	2005 Change	2004 Change
Gain on sale of CP Kelco ApS	$-	$(27.0)	$-	$27.0	$(27.0)

During 2004, the Company sold its 28% minority ownership interest in CP Kelco ApS to a subsidiary of J.M. Huber Corporation for approximately $27.0 million. The book value of the investment was previously written down to zero during 2002, thereby resulting in a gain equivalent to the sales proceeds.
	2005	2004	2003	2005 Change	2004 Change
Other expenses, net	$86.3	$116.7	$28.9	$(30.4)	$87.8

An update of the independent study of the Company’s estimated reasonably possible exposure for asbestos-related liabilities was completed in the fourth quarter of 2005. Despite a significant reduction in both the number of new claims received and the amounts paid to resolve claims, the study resulted in an upward revision of the range of the Company’s estimated reasonably possible exposure for these matters. Accordingly, the Company recorded a charge of $37.5 million to reestablish and increase its reserves to the appropriate level. In addition, the Company incurred $9.3 million for asbestos-related litigation costs which was partially offset by $1.6 million of accretion income from the asbestos-insurance trusts and $0.6 million in other related insurance and legal recoveries.

During 2005, the Company incurred $22.4 million in environmental charges attributable to non-operating sites or related activities associated with previously divested businesses. Of the total, $15.0 million relates to the Vertac litigation (see Notes 11 and 12 to the Consolidated Financial Statements), $3.4 million is attributable to revisions in the asset retirement obligations for two sites as a result of changes in the timing of projected net cash flows, $1.8 million relates to accretion expense attributable to asset retirement obligations and $2.2 million for other environmental-related charges.

The Company incurred charges of $18.9 million in 2005 for the settlement of several cases relating to previously divested businesses, the most significant of which related to the former Composite Products division. In connection with its efforts to pay down debt during 2005, the Company incurred premiums of $14.3 million on the open-market repurchase of its 11.125% notes as well as $1.8 million for the write-off of related unamortized debt issuance costs, partially offset by a $1.9 million gain related to the repurchase of CRESTS Units.

These items were partially offset by $10.9 million of gains on the disposition of properties sold during 2005. These gains are primarily attributable to the disposition of properties in Langhorne, Pennsylvania and Burlington, New Jersey that were non-operating facilities associated with the previously divested water treatment and resins businesses, respectively. Approximately $4.4 million of the total gain relates to the transfer of an asset retirement obligation in connection with the sale of the Burlington property. In addition, the Company realized other miscellaneous income of $2.9 million, net of all other miscellaneous expenses.

Other expense, net, increased $87.8 million to $116.7 million in 2004 from $28.9 million for 2003. The increase was primarily attributable to the net $34.2 million adjustment related to the asbestos litigation, consisting of a $79.8 million increase in the asbestos reserves, a $48.6 million increase in the insurance receivables and $3.0 million in fees incurred in reaching the settlements with the insurance carriers. Excluding the settlement, continuing asbestos-related litigation costs and related claims and recovery costs prior to the settlement incurred during 2004 increased by $2.6 million as compared to 2003. Legal settlements of $19.2 million in 2004 exceeded 2003 levels of $7.8 million primarily due to the settlement of the Thomas & Thomas Rodmakers vs. Newport Adhesives and Composites litigation (see Note 12 to the Consolidated Financial Statements) as well as other litigation related to previously divested businesses and activities.

During 2004, the Company wrote off $14.1 million of debt issuance costs associated with its April 2004 debt refinancing, and paid premiums of $30.2 million and wrote off $4.0 million of debt issuance costs associated with the Company's open market repurchases of its 11.125% senior notes throughout 2004. These costs were partially offset by a $7.3 million gain related to the repurchase of CRESTS Units. During 2003, the Company recognized gains on the repurchase of CRESTS Units in the amount of $7.1 million, which were partially offset by other debt extinguishment costs of $4.8 million.

During 2004, the Company incurred $7.6 million in environmental charges attributable to non-operating sites or related activities associated with previously divested businesses. Of the total, $1.6 million relates to accretion expense and $4.2 million is attributable to revisions in the asset retirement obligations while the remainder reflects $1.8 million for all other environmental-related charges including demolition work at various former operating sites. This compares to a total of $5.0 million during 2003, which includes $1.6 million related to accretion expense attributable to asset retirement obligations.

The Company initially recorded an asset impairment charge of $2.0 million during 2003 attributable to the closure of the former Langhorne, Pennsylvania site and subsequently recorded an additional $1.9 million impairment charge during 2004 in connection with its reclassification as an asset held for sale.

All other miscellaneous expense and income items aggregated to net income of $1.8 million during 2004 while a net expense of $4.4 million resulted during 2003. The change is primarily the result of higher foreign currency exchange income and lower workers compensation settlements related to divested businesses experienced during 2004 as compared to 2003.

	2005	2004	2003	2005 Change	2004 Change
(Benefit) provision for income taxes	$(7.2)	$2.4	$21.3	$(9.6)	$(18.9)

The effective tax benefit rate for 2005 was 16%, and was impacted by a $10.0 million reversal of federal income tax reserves due to favorable resolutions of prior year tax issues and net interest income of $2.9 million resulting from the refund of excess cash tax deposits. These favorable benefits were offset by a $7.1 million increase to state tax expense relating to the filing of amended income tax returns to reflect IRS audit adjustments as well as a $7.6 million charge related to previously undistributed foreign earnings triggered by the proposed transaction to sell a majority interest in FiberVisions to SPG.

The change in the valuation allowance on deferred tax assets reflects the utilization of capital loss carryforwards, the utilization and expiration of state net operating loss carryforwards, and the impairment charge on the carrying value of FiberVisions.

The effective tax rate in 2004 of 8% reflected the benefit of the CP Kelco ApS gain and the reduction of the valuation allowance related to capital losses partially offset by an increase in tax reserves.

The effective tax rate for 2003 reflected the tax benefit from the donation of intellectual property to qualified organizations and the utilization of prior year capital losses.

	2005	2004	2003	2005 Change	2004 Change
Equity loss of affiliated companies, net of tax	$(0.5)	$-	$(0.3)	$(0.5)	$0.3

The Company maintains certain relatively insignificant equity investments. These investments generated losses in 2005 of which the Company recognized its proportionate share of approximately $0.5 million during 2005 and $0.3 million during 2003. During 2004, equity method losses essentially offset income.

	2005	2004	2003	2005 Change	2004 Change
Net income from discontinued operations, net of tax	$-	$-	$4.5	$-	$(4.5)

Net income from discontinued operations in 2003 includes $4.5 million, net of taxes, attributable to the reversal of various reserves that were initially established in 2002 in connection with the previously divested BetzDearborn water treatment business.

	2005	2004	2003	2005 Change	2004 Change
Cumulative effect of changes in accounting principle, net of tax	$(2.5)	$-	$(33.3)	$(2.5)	$33.3

Effective December 31, 2005, the Company adopted the provisions of FASB Interpretation No. 47, “Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143” (“FIN 47”) and recognized a cumulative effect adjustment of $2.5 million, net of tax (see Notes 11 and 21).

    Effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and recognized a $28.0 million cumulative effect adjustment, net of tax. As a result of the adoption of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN 46(R)”) effective December 31, 2003, the Company recognized a $5.3 million cumulative effect adjustment, net of income taxes in connection with gains realized upon the repurchase of CRESTS Units.

Results of Operations - Segment Review

         The tables below reflect Net sales and Profit from operations for the comparative periods 2005 vs. 2004 and 2004 vs. 2003, respectively. Substantially all reconciling items have been allocated to the segments.
	2005	2004	Change	% Change
Net sales:
Performance Products
Pulp and Paper	$973.6	$932.1	$41.5	4%
Aqualon	712.4	684.4	28.0	4%
	1,686.0	1,616.5	69.5	4%
Engineered Materials and Additives
FiberVisions	282.7	281.2	1.5	1%
Pinova	100.1	99.0	1.1	1%
	382.8	380.2	2.6	1%
Consolidated	$2,068.8	$1,996.7	$72.1	4%
Profit from operations:
Performance Products
Pulp and Paper	$62.8	$82.3	$(19.5)	(24)%
Aqualon	157.2	166.3	(9.1)	(5)%
	220.0	248.6	(28.6)	(12)%
Engineered Materials and Additives
FiberVisions	(64.9)	(4.1)	(60.8)	NM
Pinova	(13.0)	(10.3)	(2.7)	(26)%
	(77.9)	(14.4)	(63.5)	NM
Corporate Items	(11.7)	(5.3)	(6.4)	NM
Consolidated	$130.4	$228.9	$(98.5)	(43)%

	2004	2003	Change	% Change
Net sales:
Performance Products
Pulp and Paper	$932.1	$880.2	$51.9	6%
Aqualon	684.4	603.3	81.1	13%
	1,616.5	1,483.5	133.0	9%
Engineered Materials and Additives
FiberVisions	281.2	277.6	3.6	1%
Pinova	99.0	84.9	14.1	17%
	380.2	362.5	17.7	5%
Consolidated	$1,996.7	$1,846.0	$150.7	8%
Profit from operations:
Performance Products
Pulp and Paper	$82.3	$103.4	$(21.1)	(20)%
Aqualon	166.3	158.5	7.8	5%
	248.6	261.9	(13.3)	(5)%
Engineered Materials and Additives
FiberVisions	(4.1)	12.6	(16.7)	NM
Pinova	(10.3)	(3.5)	(6.8)	NM
	(14.4)	9.1	(23.5)	NM
Corporate Items	(5.3)	(15.5)	10.2	66%
Consolidated	$228.9	$255.5	$(26.6)	(10)%
NM = not meaningful

The tables below reflect Net sales percentage changes for the years ended December 31, 2005 and 2004 as compared to the same periods in 2004 and 2003, respectively.

2005	Net Sales Percentage Increase (Decrease) from 2004 Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Pulp and Paper	1%	(1)%	1%	3%	4%
Aqualon	3%	-	-	1%	4%
Performance Products	2%	(1)%	1%	2%	4%
FiberVisions	(13)%	-	13%	1%	1%
Pinova	(12)%	6%	7%	-	1%
Engineered Materials and Additives	(13)%	2%	11%	1%	1%
Consolidated	(1)%	-	3%	2%	4%

2004	Net Sales Percentage Increase (Decrease) from 2003 Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Pulp and Paper	5%	(2)%	(1)%	4%	6%
Aqualon	18%	(7)%	(1)%	4%	14%
Performance Products	11%	(5)%	(1)%	4%	9%
FiberVisions	(6)%	(2)%	5%	4%	1%
Pinova	28%	(7)%	(5)%	-	16%
Engineered Materials and Additives	2%	(3)%	3%	3%	5%
Consolidated	8%	(4)%	-	4%	8%

Performance Products Segment

Pulp and Paper

Pulp and Paper’s sales increased $41.5 million, or 4%, to $973.6 million in 2005 as compared to $932.1 million in 2004. The increase was attributable to 3% higher average rates of exchange, 1% higher volume and 1% for the impact of higher prices partially offset by a 1% change in the product sales mix. Despite relatively flat conditions during 2005 in the Americas’ paper and paperboard markets, overall sales increased 3% excluding rates of exchange, reflecting price increases related to raw materials and energy cost recovery as well as contractual pricing increases and pricing for new technology and products. European conditions proved somewhat challenging particularly in the established western economies and were impacted by regional events including the countrywide lockout by paper producers in Finland, which shut down production for nearly two months earlier in the year. Competitive conditions due to slow demand in Europe as well as capacity additions in all market sectors of Asia Pacific have challenged the ability to increase prices for various products including wet-strength and rosin-based products despite raw material cost increases.

Offsetting these challenges, Pulp and Paper has experienced continuing success in expanding its presence in emerging markets and growing its business from new product and technology launches. When compared to 2004, sales to customers in Brazil, Eastern Europe and China increased 29%, 17% and 21%, respectively. During 2005, revenues from new product launches were approximately $75 million or a 97% increase as compared to 2004. Overall, Pulp and Paper derived approximately 25% of its total revenues from products that are less than 5 years old.

Profit from operations for Pulp and Paper decreased $19.5 million, or 24%, to $62.8 million in 2005 as compared to $82.3 million in 2004. The decrease in profit from operations experienced during 2005 is largely attributable to the significant increase in raw materials, energy and transportation costs that continued from 2004 and was further exacerbated by the adverse weather conditions as a result of the hurricanes in the United States’ Gulf Coast. Despite corresponding pricing increases where applicable and where the competitive environment allowed for such actions, Pulp and Paper was only able to recover approximately 57% of the cost increases for these categories. The rapid escalation of certain costs was not able to be recaptured through price increases in the same frequency due to the term nature of certain contracts.

Key feedstock derivatives including adipic acid, caustic, epichlorohydrin, ethylene and propylene-based derivatives all experienced record high costs during the latter part of 2005. In addition, supply was constrained due to a number of supplier force majeure actions resulting from the storms. Supply for certain materials continues to be constrained due to infrastructure damage in the Gulf coast region that is in the process of repair. Alternative supplies and logistics were obtained from other sources where possible, including overseas, resulting in surcharges and higher transportation and air freight costs. Costs for raw materials, including gum and tall oil rosins have also been adversely impacted by growing global demand particularly in China. On an aggregate basis, raw material costs have increased approximately $22 million or 5% over 2004 levels.

The adverse impact of the storms has been estimated at approximately $5.3 million including $3.7 million attributable to raw materials. The impact of the paper producer action in Finland is estimated at approximately $1.3 million in lost profitability as Pulp and Paper was unable to recover all of the lost volume in the periods subsequent to the resolution.

In addition to these issues, Pulp and Paper recorded $20.7 million of charges related to the broad restructuring programs previously identified. Of the total, $4.9 million was attributable to the actions to consolidate the research and development functions into centralized locations, $3.1 million relates to manufacturing rationalizations including accelerated depreciation and severance charges associated with the closure of the Pandaan, Indonesia manufacturing facility and the scheduled closure of the Pendlebury, UK manufacturing facility and $12.7 million was primarily for severance charges associated with global efforts to de-layer management and support and realign the marketing organization. Pulp and Paper also experienced higher legal defense costs during 2005 primarily as a result of the ongoing patent infringement litigation with Ciba. The reduction of SG&A costs, resulting from current and prior year restructuring activities and work process improvements, partially offset these issues.

Pulp and Paper’s sales increased $51.9 million, or 6%, to $932.1 million during 2004 as compared to $880.2 million during 2003. The increase was due to a 5% increase in volume coupled with 4% attributable to higher rates of exchange partially offset by a 2% decrease in sales mix and 1% lower pricing. The higher volume was primarily a result of increased sales under our supply agreement with G.E. Water Technologies and the improving North American market for containerboard. Europe remained challenging as volume growth was offset by competitive price pressure and unfavorable mix. Price erosion occurred in both functional and process chemicals. Pricing in Pulp and Paper deteriorated from 2003 levels as a result of competitive pressures. Pricing was down in North America and Europe, our two largest markets. The division initiated two price increases with a combined increase of 11% to 19% on all process and functional products late in the second half of 2004.

Profit from operations for Pulp and Paper decreased $21.1 million, or 20%, to $82.3 million in 2004 as compared to $103.4 million during 2003. Increased volume and favorable rates of exchange were more than offset by lower pricing, higher energy, raw materials, and non-cash pension expense, as well as selling expenses associated with new product growth. Raw material costs were higher in the fourth quarter than in previous quarters reflecting increases in adipic acid and epichlorohydrin prices. Additionally, during 2004 severance charges of approximately $7.7 million were incurred for headcount reductions in the general and administrative functions.

Aqualon

Aqualon’s sales increased $28.0 million, or 4%, to $712.4 million during 2005 as compared to $684.4 million during 2004. The increase was attributable to a 3% increase in volume as well as 1% attributable to higher rates of exchange. Overall volume growth approximated global GDP despite unfavorable market conditions experienced in the paint and coatings market, primarily attributable to slow economic conditions in Europe. Price increases were implemented for all product lines except MC primarily to recover increasing raw materials, energy and transportation costs. Additional price increases were announced in the fourth quarter in response to dramatic increases in the cost of certain raw materials. These price increases are projected to have a favorable impact in 2006. Excluding the impact from the MC product line, price increases provided $12.2 million in additional revenue during 2005. Compared with 2004, Aqualon experienced strong growth in its products for both pharmaceutical and oilfield applications consistent with global conditions in both of these industries. The global MC business continues to experience pricing pressure due to overcapacity resulting from recent expansions. Aqualon’s recently announced MC joint venture in China should help improve its long-term global market position in this product family. During 2005, the U.S. International Trade Commission issued a favorable determination that Aqualon’s domestic CMC business had been materially injured by imports of CMC being dumped by foreign producers in Finland, Mexico, The Netherlands and Sweden. The resulting imposition of antidumping duties on the subject imports is expected to create a fairer competitive environment in the U.S. In addition, growth in oilfield products is expected during 2006 in connection with the Benchmark acquisition.

Consistent with the Company’s overall objectives for introducing and capitalizing upon new opportunities through product innovation and technology, new product launches during 2005 and continued expansion of sales of recently introduced products provided approximately 15% of Aqualon’s total revenues.

Profit from operations for Aqualon decreased $9.1 million, or 5%, to $157.2 million during 2005 as compared to $166.3 million during 2004. Similar to Pulp and Paper, Aqualon was adversely impacted by higher raw material, energy and transportation costs. Key feedstock derivatives including ethylene oxide, methanol, acetaldehyde and ethyl chloride and raw materials including guar splits all experienced significant price spikes, and in certain circumstances supplies were constrained. In addition, energy costs continued to exert pressure on profitability and are anticipated to continue to do so during 2006, particularly in Europe. Price increases were only able to recover approximately 19% of the cost increases for these issues during 2005 primarily as a result of the timing of certain cost spikes in relation to customer pricing changes. The aggregate impact of raw material cost increases over 2004 was approximately $18 million or 10%.

In addition to these issues, Aqualon recorded $2.0 million of charges related to the broad restructuring programs previously identified. Of the total, $0.2 million relates to severance charges associated with a reconfiguration of the powerhouse utility at the Parlin, New Jersey manufacturing facility while the remaining $1.8 million is attributable to severance charges associated with a global marketing realignment.

Aqualon’s net sales increased $81.1 million, or 13%, to $684.4 million during 2004 as compared to $603.3 million during 2003. The growth was driven by 18% higher volume and a 4% benefit from higher rates of exchange, partially offset by negative mix of 7% and 1% lower prices. Volume improvements were made in many markets including personal care, pharmaceutical, paint, oilfield, lubricants, adhesives and coatings. Volumes also continued to benefit from the Jiangmen acquisition completed in the fourth quarter of 2003 which accounted for approximately 40% of the increase. The unfavorable product mix reflected higher sales of lower priced products, primarily related to CMC sales in China, and an unfavorable regional and industry mix. Price increases announced and implemented in the fourth quarter resulted in pricing being flat in the aggregate for the quarter and down only 1% for the year. The continued competitive pricing in one product line due to temporary industry overcapacity was offset by price increases in other product lines. The U.S. CMC business experienced pressure due to aggressive behavior of several foreign producers that are exporting into the U.S. market.

Profit from operations for Aqualon increased $7.8 million, or 5%, to $166.3 million during 2004 as compared to $158.5 million for 2003. Increased volume, favorable rates of exchange, higher plant utilization rates and lower raw material costs in the aggregate were partially offset by higher non-cash pension, freight, plant maintenance, utilities and increased SG&A costs. Raw material costs were higher in the fourth quarter than the prior quarters, reflecting increases in ethylene oxide, caustic and methanol. In addition, an asset impairment charge of $3.6 million at the Hopewell, Virginia manufacturing facility was incurred in the first quarter of 2004 as a result of the closure of a raw material production line.

Engineered Materials and Additives Segment

FiberVisions

FiberVisions’ sales increased $1.5 million, or less than 1%, to $282.7 million during 2005 as compared to $281.2 million during 2004. The minimal increase was attributable to a 13% increase in prices and 1% related to higher rates of exchange offset by a 13% decrease in volume. Price increases provided approximately $36.1 million in additional net sales compared to 2004 of which approximately 60% is attributable to contractual provisions and agreements for a pass-through of the polymer-cost component. During the latter part of 2005, FiberVisions took actions to change the customer pricing mechanisms to allow pricing pass-through on a quicker and more fully recoverable basis as well as to implement energy surcharges. Volume gains in the disposable wipes market and growth in the bi-component fiber products including family and home care applications were 17% higher than the 2004 levels. In addition, during 2005 FiberVisions expanded its business in emerging Chinese markets by approximately $3.7 million over 2004. However, volume declines in the diaper coverstock markets of approximately 33% due to the continuing trend of product substitution related to spunbond technology more than offset nominal growth in those other applications and market expansions. In addition, planned reductions in certain low margin or otherwise unprofitable product markets further decreased net sales volume and capacity utilization.

FiberVisions increased its ratio of revenues provided by products less than 5 years old from 29% in 2004 to 34% during 2005. The announced transaction to sell a majority interest in FiberVisions to SPG should provide greater opportunity to further advance progress in new products and technology, including applications with polyester core bi-component fibers, which was successfully initiated at the Company’s Athens, Georgia manufacturing facility during the fourth quarter of 2005.

Profit from operations for FiberVisions decreased $60.8 million to a loss of $64.9 million during 2005 as compared to a loss of $4.1 million during 2004. Included in the loss from operations is a goodwill impairment charge of $52.9 million recorded in connection with the commitment to sell a majority interest in the division to SPG in 2006. Also included is $4.9 million of previously identified restructuring charges. Of the total, $3.4 million is attributable to severance charges related to the idling of certain production lines at the Covington, Georgia manufacturing facility and $1.5 million related to the write-off of obsolete inventory and spare parts associated with discontinued products as well as the closure of the technical facility at the Varde, Denmark manufacturing facility.

Despite pricing initiatives as discussed above, and lower manufacturing as well as SG&A costs, profitability declined due to lower fixed cost absorption from lower volume and sharply higher energy and raw material costs. The aggregate increase in raw material costs during 2005 as compared to 2004 was approximately $33 million. The most significant portion of these increases is attributable to polypropylene and polyethylene resin costs. The exacerbating effect of the hurricanes drove the cost of these materials to unprecedented levels. In addition, certain suppliers declared force majeure thereby constraining supply and requiring FiberVisions to incur additional costs in order to maintain required production levels. The average price for polypropylene as published by CDI increased 20% or $0.11 per pound to $0.67 per pound during 2005. In Europe, the price as reported by Platts increased by 166 Euro per metric ton or 19% as compared to 2004.

The prices for these raw materials spiked with a 17% increase from September to October. Accordingly, the timing of the recovery of these rapid cost increases had an adverse impact on 2005 profitability. Energy costs increased $2.3 million over 2004 due to significantly higher gas and electricity costs at all global manufacturing facilities.

FiberVisions’ net sales increased $3.6 million, or 1%, to $281.2 million during 2004 as compared to $277.6 million during 2003. The nominal growth in sales resulted from improved pricing of 5%, higher rates of exchange of 4%, partially offset by 6% lower volume and a 2% unfavorable mix. Volume in the fourth quarter was up 2%, reflecting gains in wipes and other applications markets, partially offsetting the losses experienced in diaper coverstock applications versus the prior year.

FiberVisions profit from operations decreased $16.7 million to a loss of $4.1 million during 2004 as compared to a profit of $12.6 million during 2003. Improved pricing, rates of exchange and lower management fees charged by our ES FiberVisions joint venture partner were more than offset by higher polymer costs and lower plant utilization. Polypropylene costs increased 28% year over year. In addition, the division recognized legal costs of $0.4 million associated with the failed acquisition attempt for Meraklon S.p.A.

Pinova

Pinova’s sales increased $1.1 million, or 1%, to $100.1 million during 2005 as compared to $99.0 million during 2004. The slight increase was attributable to higher prices of 7% in addition to a shift in the product mix of 6% offset by a 12% reduction in volume. Primarily due to the complexity and limited flexibility associated with the manufacturing dynamics of certain products, Pinova was engaged in efforts throughout the year to selectively and intentionally shed non-profitable volume and relationships in order to target its sales towards more profitable markets. Pinova’s decision to exit the unprofitable terpenes specialties business altogether will not only improve the division’s cost profile, but will further allow for the opportunity to concentrate on new and more profitable applications leading into 2006.

Pinova has been allocated minimal funding for technology and new applications development. However, Pinova has been able to maintain an average of approximately 6% of its total revenues from recently introduced products including a specialty product with significant applicability in the fragrance industry. Innovation continued despite the relatively mature nature of this business and its products. In connection with the pending business segment realignment during 2006, the majority of Pinova will be consolidated into the Aqualon division.

Profit from operations declined $2.7 million to a loss of $13.0 million during 2005 as compared to a loss of $10.3 million during 2004. The decline reflects $9.8 million attributable to restructuring charges. Of the total, $5.7 million is attributable to an asset impairment and related write-off of spare parts and inventories as well as severance charges of $3.4 million associated with the decision to exit the terpenes specialties business at the Brunswick, Georgia manufacturing facility. In addition, an asset impairment charge of $0.5 million was recorded for the termination of the production of certain intermediate products at the Hattiesburg, Mississippi manufacturing facility as well as charge of $0.2 million associated with the termination of a distribution agreement.

From an operations perspective, Pinova’s raw material costs for 2005 increased approximately $3 million or 13% over 2004 levels. In addition, utilities increased $2.5 million on an annual basis and the hurricanes resulted in service interruptions. These interruptions resulted in fixed cost absorption problems. Overall, the adverse impact attributable to the hurricanes was approximately $1.7 million. The force majeure declared by the Company’s hydrogen supplier in the wake of the hurricanes prompted efforts to re-engineer its hydrogen process, which will result in approximately $1 million in annual cost savings going forward.

Pinova’s net sales increased $14.1 million, or 17%, to $99.0 million during 2004 as compared to $84.9 million during 2003. Sales benefited from significantly higher volume of 28%, partially offset by 5% lower pricing and unfavorable mix of 7%. The increase in net sales volume was related to recapturing lost market share in the highly competitive chewing gum, adhesives and other industrial markets. The lower pricing and unfavorable product mix was related to these efforts to regain lost business and a strategic shift into lower priced industrial segments aimed at reducing inventory and increasing sales volume, thereby generating positive cash flow.

Pinova’s loss from operations increased $6.8 million to $10.3 million during 2004 as compared to $3.5 million during 2003. Improved plant utilization rates associated with higher volume were offset by lower pricing, higher raw materials, energy and non-cash pension costs and lower tolling fees.

Corporate Items

         Corporate items include net operating charges and benefits that are not directly related to the business segments. The most significant charges typically appear in Other operating expense, net, although portions are also reflected in Cost of sales and SG&A expenses depending upon the specific nature of the items. The following table reflects the components of Corporate items.

	2005	2004	2003
Severance and other exit costs	$8.0	$-	$4.6
Legacy issue professional fees	0.8	1.0	-
Reductions in insurance claims reserves	-	(2.6)	-
Nitrocellulose facility shutdown costs	-	6.5	-
Proxy solicitation costs	-	-	3.6
Special executive pension adjustments	-	1.5	7.3
Other miscellaneous	2.9	(1.1)	-
Total Corporate items	$11.7	$5.3	$15.5

Corporate items for 2005 include $8.0 million of charges related to the broad restructuring programs previously identified. Of the total, $5.6 million is attributable to severance benefits, $0.5 million for relocation costs attributable to the new European headquarters in Schaffhaussen, Switzerland, $1.4 million for other exit costs incurred at the Barneveld research site, and $0.5 million for accelerated depreciation charges for certain assets at the Wilmington, Delaware research facility in connection with the ongoing revitalization program. Corporate charges for 2005 includes $0.8 million for professional fees incurred to resolve certain legacy business matters and a net $2.9 million for all other corporate charges.

Corporate items for 2004 resulted in a net expense of $5.3 million and included charges of $6.5 million related to the shutdown of the former Nitrocellulose facility and $1.5 million for a special executive pension adjustment, $1.0 million for professional fees incurred to resolve certain legacy business matters partially offset by a $2.6 million reduction in insurance claims reserves and $1.1 million of net gains in all other corporate items.

Corporate items for 2003 include $4.6 million in restructuring charges related to work process redesign efforts, a $7.3 million special executive pension adjustment and $3.6 million in proxy solicitation costs.

Liquidity and Capital Resources

Net cash provided by operating activities was $139.2 million for 2005 as compared to $120.5 million for 2004. Cash from operations during 2005 includes net income tax payments of $18.4 million, interest and debt expense payments of $86.4 million, premiums paid on debt repurchases of $14.3 million, settlements of asset retirement obligations of $10.2 million and asbestos settlement payments of $27.7 million. These payments were substantially lower than those during 2004 which included payments for income taxes, interest and debt expense, premiums paid on debt repurchases, settlements of asset retirement obligations and asbestos settlements of $40.7 million, $97.1 million, $30.2 million, $13.5 million and $41.0 million, respectively. Lower net income tax payments during 2005 reflect the refund of amounts previously on deposit with tax authorities. Interest and debt expense payments are lower primarily as a result of the Company’s repurchase of $96.0 million (book value) of its outstanding 11.125% notes during 2005. Asset retirement obligation settlements are lower as a result of the timing of planned expenditures at certain sites. The lower asbestos settlement payments reflect the dynamic nature of ongoing litigation and settlement proceedings. Asbestos insurance recoveries of $51.2 million were received during the 2005 period as compared to $50.0 million during 2004 which included the establishment of the initial insurance trusts. These improvements were partially offset by cash payments for legal settlements and defense costs during 2005 of $33.3 million primarily attributable to litigation associated with the former Composite Products division as well as higher legal costs attributable to the Ciba patent infringement litigation. In addition, severance and other restructuring-related payments were $21.4 million for 2005 as compared to $9.9 million for 2004, primarily as a result of the significant restructuring actions taken during the current year. Accordingly, the Company has realized and will continue to realize cash savings from these actions. However, for the full year, cash from operations has been adversely impacted by operating results which reflect the inability to pass through all of the significant and rapid acceleration of the increase in raw material, energy and freight costs.

Net cash used in investing activities was $57.7 million during 2005 as compared to $49.1 million during 2004. Included in these totals are capital expenditures of $67.5 million and $77.4 million, respectively, for 2005 and 2004. An investment of $4.4 million was made in Aqualon’s new MC joint venture in China in the form of prepaid financing for equipment to be used by the new entity, Hercules Tianpu Chemical Company, upon the start-up of operations during 2006. Proceeds of $16.6 million, net of selling expenses, from the disposals of fixed assets have been reflected for 2005. Of this total, approximately $13.2 million is attributable to the sale of properties in Langhorne, Pennsylvania and Burlington, New Jersey that were non operating facilities associated with the previously divested water treatment and resins businesses, respectively. The remaining $3.4 million of proceeds relates to the sales of other assets and properties associated with businesses that have been exited, divested or otherwise curtailed as well as excess or fully depreciated equipment. As a result of the commitment to sell a majority interest in the FiberVisions division, the cash and cash equivalents held by that division have been reclassified to FiberVisions assets held for sale on the Consolidated Balance Sheet as of December 31, 2005. Accordingly, an outflow of $2.6 million of cash balances has been reflected as an investing activity in the Statement of Cash Flows during 2005. The comparable period in 2004 includes proceeds of $27.0 million related to the Company’s sale of its minority interest in CP Kelco ApS as well as $1.4 million attributable to the sale of other fixed assets.

Net cash used in financing activities was $127.0 million during 2005, as compared to $74.1 million during 2004. Total debt principal payments of $131.2 million were made during 2005, $96.0 million and $12.9 million of which was attributable to repurchases of the Company’s 11.125% senior notes and 17,000 CRESTS Units, respectively, as well as $20.8 million of various term notes which matured during 2005. During 2004, the Company refinanced its Senior Credit Facility with the issuance of a new Term B loan for $400.0 million. In addition, the Company completed the issuance of $250.0 million of 6.75% senior subordinated notes. These issuances were utilized to pay down the previous Term B loan as well as the 9.42% junior subordinated deferrable interest debentures. When combined with $150.0 million of payments attributable to repurchases of the Company’s 11.125% senior notes as well as other payments including those on term notes, the total principal payments made during 2004 amounted to $729.5 million.

The Company maintains ownership over a number of properties, including land and buildings, associated with businesses that have been exited, divested or otherwise curtailed. In addition, during the normal course of business, assets associated with current operations, including such items as surplus land and excess or fully depreciated equipment and buildings among others, become available for disposition. In order to maximize their value, the Company is actively engaged in an ongoing process of identifying alternative utilization strategies including leasing and outright sales of the underlying assets and properties. When specific actions progress to the point that the plan of sale criteria included in the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” have been met, impairments, to the extent they exist, are recognized and the underlying properties are reclassified as assets held for sale. Assets held for sale, excluding those related to the FibersVisions division, are included in the caption “Other current assets” on the Consolidated Balance Sheets. The carrying value of total assets held for sale excluding FiberVisions was approximately $0.2 million and $5.8 million as of December 31, 2005 and 2004, respectively. The Company expects to market additional properties throughout 2006 and realize cash proceeds upon their disposition.

In connection with the FiberVisions transaction, the Company expects to realize total cash proceeds of $109.0 million during 2006, comprised of an $82.0 million distribution from FiberVisions and $27.0 million of proceeds from the sale of the initial 51% interest. The proceeds from this transaction are anticipated to be utilized to fund further repurchases of the Company’s 11.125% senior notes. In addition, the Company has the potential to realize additional proceeds in connection with an earn-out provision provided certain performance targets are achieved. Additional proceeds from the earn-out, if any, are likely to be received during 2007.

The Company also anticipates the settlement of audits of various tax years that are currently under review by the Internal Revenue Service. Depending upon the outcome of certain matters, the Company could potentially receive refunds of income taxes previously paid for those years during 2006.

During February 2006, the Company entered into a series of floating rate cross currency interest rate swap agreements. The Company has designated the agreements as a hedge of the foreign currency exposure associated with its net investment in certain foreign operations that utilize the Euro as their functional currency. The combined notional amount of the agreements is for $475 million/€ 399 million and requires the Company to receive three month LIBOR + 1.50% and pay three month EURIBOR plus a margin ranging from 1.53% to 1.64% on a quarterly basis for a five year term. The agreement will be recorded at fair value in the Consolidated Balance Sheet, with changes in value attributable to changes in foreign exchange rates recorded in Accumulated other comprehensive income. Net interest payments or receipts will be recorded as an adjustment to Interest and debt expense.

In October 2004, the Board of Directors authorized the Company, from time to time, subject to market conditions and provisions of the Company's credit agreements and indentures, to repurchase up to $200 million of its outstanding indebtedness. During January and February of 2006, the Company repurchased $11.0 million of its outstanding 11.125% senior notes. Subsequent to these repurchases, the Board of Directors terminated the unused portion of the existing debt repurchase authorization and authorized a new $150 million debt repurchase program effective February, 2006.

As of December 31, 2005, $50.5 million of the $150 million Revolving Facility under the Company's Senior Credit Facility was available for use. The Company had $99.5 million of outstanding letters of credit associated with the Revolving Credit Facility and another $6 million of other outstanding letters of credit at December 31, 2005.

Financial Condition

Total debt at December 31, 2005 was $1,109.0 million which decreased $131.1 million from $1,240.1 million at December 31, 2005 primarily as a result of the debt payment and repurchases discussed above. Cash balances decreased to $77.3 million at December 31, 2005 from $126.5 at December 31, 2004.

Working capital management represents a key performance measure for the Company. Total trade accounts receivable and inventories decreased by $21.3 million and $6.7 million, respectively, while accounts payable increased $16.3 million from December 31, 2004 to December 31, 2005 including the impact of the FiberVisions division which has been classified as held for sale. Days sales outstanding improved by one day to 60 days from 2004 and days sales in inventory improved two days to 56 days from 2004. In addition, days payable outstanding improved by two days to 51 days from 2004. Overall, the Company’s cash cycle time improved by a total of five days during 2005. The Company expects further, but more modest improvements in the cash cycle time during 2006 as progress continues with ongoing working capital initiatives.

Commitments and Contractual Obligations

Capital expenditures are expected to be between $67 and $71 million per year in both 2006 and 2007.

As discussed in the Strategic Highlights section above, the Company has begun efforts to develop plans to reduce corporate expenses that are currently allocated to FiberVisions. The Company has targeted a total of $20 million in annual cost reductions to be achieved by the end of 2007. However, the Company anticipates incremental cash disbursements for severance benefits and other exit costs as the plans are expected to be executed primarily during the second half of 2006.

Also referenced in the Strategic Highlights section was the Company’s commitment to its MC joint venture in China as well as the Benchmark acquisition. These activities are anticipated to result in disbursement of approximately $4 million and $20 million, respectively during 2006. In addition, under an earn-out provision in the Benchmark agreement, there is the potential for a maximum disbursement to the seller in the amount of $8.8 million if certain contractual provisions are met. Payments associated with the earn-out are anticipated to be made throughout the five-year term of the related supply agreement.

         The Company's contractual commitments as of December 31, 2005 are summarized as follows:

	(Dollars in millions)
	Payments Due by Period (1)
		Less than	1 - 3	4 - 5	After 5
	Total	1 year	years	years	years
Debt obligations	$1,109.0	$16.7	$138.8	$384.6	$568.9
Operating lease obligations	118.6	19.6	34.3	35.6	29.1
Purchase obligations (2)	23.7	23.7	-	-	-
Other long-term liabilities reflected on the registrant's balance sheet under GAAP (3)	504.7	86.5	74.4	56.5	287.3
Total contractual cash obligations	$1,756.0	$146.5	$247.5	$476.7	$885.3

(1)
Does not include the anticipated future interest payments to be made under the Company's current debt agreements; however, based upon current indebtedness and interest rates at December 31, 2005, such interest obligations are estimated to be approximately $84.5 million in 2006, $84.2 million in 2007, $69.4 million in 2008, $69.1 million in 2009, $68.5 million in 2010 and $778.6 million thereafter. A one percent increase or decrease in the LIBOR rate would have an impact of approximately plus or minus $3.8 million on the Company’s interest payments in years 2006 through 2010.

(2)
Obligation relates primarily to the FiberVisions division and as such will transfer to the joint venture upon the closing of the aforementioned transaction with SPG, which is anticipated to occur prior to the end of the first quarter of 2006.

(3)
Includes amounts pertaining to asbestos-related matters, asset retirement obligations, post-employment and post-retirement obligations and workers compensation claims. Due to the dynamic nature of asbestos litigation, it is impractical to determine the anticipated payments in any given year. Therefore, the non-current asbestos-related liability of $233.6 million has been reflected in the after five years column.

         At December 31, 2005, the Company had commercial commitments totaling $105.5 million, in the form of letters of credit, which may require payments in the future. If required, these commitments would be funded from general corporate funds.

         The Company projects cash flow from operations and available financial resources will be sufficient to meet its investing and financing requirements in the next several years.

Indemnifications

         In connection with the sale of certain assets or businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale. Additionally, the Company has provided indemnifications pertaining to environmental, tax, employee and/or product-related matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to reimburse the buyer. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. As of December 31, 2005, the Company has recorded indemnifications totaling $40 million and has $105.5 million of outstanding letters of credit. Although it is possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

         As described in greater detail in Note 12 to the Consolidated Financial Statements, the Company has entered into comprehensive settlement agreements with each of its insurance carriers which provided coverage for asbestos-related liabilities. Under the terms of these agreements and in exchange for payments made and to be received from the insurance carriers, the Company has released and indemnified the released insurers from any past, present and future claims asserted under its cancelled policies.

Off-Balance Sheet Arrangements

         The Company has no relationships with any unconsolidated, special-purpose entities or other legal entities established for the purpose of facilitating off-balance sheet financial arrangements.

Recent Accounting Pronouncements

         On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). On April 14, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01 of Regulation S-X that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as originally required. Accordingly, the Company will adopt SFAS 123R effective January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In addition, the Company expects to continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees.

         Beyond those restricted stock and stock option awards previously granted, the Company cannot predict with certainty the impact of SFAS 123R on its future consolidated financial statements as the type and amount of such awards are determined on an annual basis and encompass a potentially wide range depending upon the compensation decisions made by the Human Resources Committee of the Company’s Board of Directors. SFAS 123R also requires the benefits of tax deductions in excess of compensation cost recognized in the financial statements to be reported as a financing cash flow, rather than an operating cash flow as currently required under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). This requirement, to the extent it exists, will decrease net operating cash flows and increase net financing cash flows in periods subsequent to adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

          On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses the view of the SEC Staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. The Company believes that the views provided in SAB 107 are consistent with the approach taken in the valuation and accounting associated with share-based compensation issued in prior periods as well as those issued during 2005.

Item 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For discussion of quantitative and qualitative disclosures about market risk, see Item 1A, Risk Factors.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

REQUIRED SUPPLEMENTARY DATA

HERCULES INCORPORATED

Management's Report on Internal Control Over Financial Reporting

         The management of Hercules is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934, as amended. Hercules’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

         Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Hercules’ management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2005, the Company's internal control over financial reporting was effective based on those criteria.

         Managements’ assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Hercules Incorporated
Wilmington, Delaware

We have audited the accompanying consolidated balance sheet of Hercules Incorporated as of December 31, 2005 and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2005 (which statements are incorporated herein by reference to the annual report to stockholders for the year ended December 31, 2005). We have also audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial statement schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hercules Incorporated and its subsidiaries at December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 21 to the consolidated financial statements, in 2005 the Company changed its method of inventory valuation from the last-in, first-out method (LIFO) to the average - cost method for a portion of its domestic inventories.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hercules Incorporated’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Bethesda, Maryland
February 24, 2006

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Shareholders
Hercules Incorporated
Wilmington, Delaware

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Hercules Incorporated maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hercules Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hercules Incorporated maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Hercules Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Hercules Incorporated as of December 31, 2005, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders (deficit) equity and cash flows for the year ended December 31, 2005 and our report dated March 1, 2006 expressed an unqualified opinion.

/s/ BDO Seidman, LLP
Bethesda, Maryland
February 24, 2006

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Hercules Incorporated:

       In our opinion, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for years ended December 31, 2004 and 2003 present fairly, in all material respects, the financial position of Hercules Incorporated and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As discussed in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 16, 2005, except as to the Change in Accounting described in Note 21, which is as of February 17, 2006

(Dollars in millions, except per share)	Year Ended December 31,
	2005	2004	2003
Net sales	$2,068.8	$1,996.7	$1,846.0
Cost of sales	1,406.3	1,307.6	1,166.9
Selling, general and administrative expenses	382.8	382.4	359.9
Research and development	40.9	42.8	38.7
Intangible asset amortization (Note 4)	8.0	8.1	8.0
Impairment of FiberVisions goodwill (Note 3)	52.9	-	-
Other operating expense, net (Note 18)	47.5	26.9	17.0
Profit from operations	130.4	228.9	255.5
Interest and debt expense (Note 19)	89.4	108.7	130.8
Gain on sale of CP Kelco ApS (Note 25)	-	(27.0)	-
Other expense, net (Note 20)	86.3	116.7	28.9
(Loss) income before income taxes and equity (loss) income	(45.3)	30.5	95.8
(Benefit) provision for income taxes (Note 7)	(7.2)	2.4	21.3
(Loss) income before equity loss	(38.1)	28.1	74.5
Equity loss of affiliated companies, net of tax	(0.5)	-	(0.3)
Net (loss) income from continuing operations before discontinued
operations and cumulative effect of changes in accounting principle	(38.6)	28.1	74.2
Net income from discontinued operations, net of tax	-	-	4.5
Net (loss) income before cumulative effect of changes in accounting principle	(38.6)	28.1	78.7
Cumulative effect of changes in accounting principle, net of tax (Note 21)	(2.5)	-	(33.3)
Net (loss) income	$(41.1)	$28.1	$45.4

(Loss) earnings per share (Note 22):
Basic (loss) earnings per share
Continuing operations	$(0.36)	$0.26	$0.70
Discontinued operations	-	-	0.04
Cumulative effect of changes in accounting principle	(0.02)	-	(0.31)
Net (loss) income	$(0.38)	$0.26	$0.43
Weighted average number of shares (millions)	108.7	107.3	106.2

Diluted (loss) earnings per share
Continuing operations	$(0.36)	$0.26	$0.69
Discontinued operations	-	-	0.04
Cumulative effect of changes in accounting principle	(0.02)	-	(0.31)
Net (loss) income	$(0.38)	$0.26	$0.42
Weighted average number of shares (millions)	108.7	109.0	107.2

Net (loss) income	$(41.1)	$28.1	$45.4
Foreign currency translation	(72.1)	71.1	123.4
(Increase) decrease in additional minimum pension liability, net of tax, due to
Remeasurement adjustments	(44.3)	(28.2)	14.9
Foreign currency translations	5.5	(1.4)	(2.2)
Other, net of tax	(0.3)	-	-
Comprehensive (loss) income	$(152.3)	$69.6	$181.5

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statements of Operations and Comprehensive (Loss) Income

(Dollars in millions)	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$77.3	$126.5
Accounts receivable, net (Note 1)	291.0	346.7
Inventories (Note 2)	185.0	212.4
Deferred income taxes (Note 7 )	39.3	36.7
Asbestos-related assets (Note 12)	-	6.3
FiberVisions assets held for sale (Note 3)	202.7	-
Other current assets (Note 16)	48.1	53.8
Total current assets	843.4	782.4
Property, plant and equipment, net (Note 16)	535.4	695.4
Intangible assets, net (Note 4)	142.8	162.3
Goodwill (Note 4)	441.0	550.3
Deferred income taxes (Note 7)	240.4	121.9
Asbestos-related assets (Note 12)	120.7	162.5
Deferred charges and other assets (Note 16)	245.1	245.5
Total assets	$2,568.8	$2,720.3
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$173.4	$187.0
FiberVisions liabilities held for sale (Note 3)	66.6	-
Asbestos-related liabilities (Note 12)	36.4	46.8
Current debt obligations (Note 5)	16.7	29.8
Accrued expenses (Note 16)	219.3	212.1
Total current liabilities	512.4	475.7
Long-term debt (Note 5)	1,092.3	1,210.3
Deferred income taxes (Note 7)	75.8	77.2
Pension liability (Note 8)	323.4	241.4
Other postretirement benefits (Note 8)	65.5	80.5
Deferred credits and other liabilities (Note 16)	290.5	309.9
Asbestos-related liabilities (Note 12)	233.6	213.4
Total liabilities	2,593.5	2,608.4
Commitments and contingencies (Note 12)
Stockholders' (deficit) equity
Series preferred stock (Note 13)	-	-
Common stock, $25/48 stated value (Note 14)	83.3	83.3
(shares issued: 2005 and 2004 - 159,984,444)
Additional paid-in capital	548.9	569.2
Unearned compensation (Notes 9 and 10)	(65.7)	(77.9)
Accumulated other comprehensive loss (Note 15)	(387.6)	(276.4)
Retained earnings	1,495.4	1,536.5
	1,674.3	1,834.7
Treasury stock, at cost (shares: 2005 - 47,247,344 and 2004 - 47,842,836)	(1,699.0)	(1,722.8)
Total stockholders' (deficit) equity	(24.7)	111.9
Total liabilities and stockholders' (deficit) equity	$2,568.8	$2,720.3

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Balance Sheets

(Dollars in millions)	Year Ended December 31,
	2005	2004	2003
Cash Flow From Operating Activities:
Net (loss) income	$(41.1)	$28.1	$45.4
Net income from discontinued operations, net of tax	-	-	(4.5)
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation	80.5	74.9	73.2
Amortization	25.4	26.3	27.4
Deferred income tax provision	(54.9)	(18.7)	8.3
Gain on disposals	(11.8)	(28.0)	(3.7)
Impairment charges	58.6	9.1	1.9
Write-off of debt issuance costs	1.8	18.0	-
Other non-cash charges and credits	6.3	1.7	9.4
Accruals and deferrals of cash receipts and payments (net of acquisitions and dispositions):
Accounts receivable	2.9	(7.6)	6.8
Inventories	(3.3)	4.0	(7.4)
Asbestos-related assets and liabilities, net	61.3	40.2	(27.6)
Other current assets	(10.7)	20.7	1.8
Accounts payable and accrued expenses	28.2	5.0	(36.7)
Income taxes payable	27.1	(25.4)	(88.1)
Pension and postretirement benefits	(18.3)	(23.1)	(34.3)
Non-current assets and liabilities	(12.8)	(4.7)	50.9
Net cash provided by operating activities from continuing operations	139.2	120.5	22.8
Cash Flow From Investing Activities:
Capital expenditures	(67.5)	(77.4)	(48.0)
Proceeds of investment and fixed asset disposals	16.6	1.4	10.4
Proceeds from sale of minority interest in CP Kelco ApS	-	27.0	-
Decrease in restricted cash	-	-	125.0
Acquisitions, net of cash acquired	-	-	(8.9)
Investment in CRESTS Units preferred securities	-	-	(27.4)
Other, net	(6.8)	(0.1)	(1.4)
Net cash (used in) provided by investing activities	(57.7)	(49.1)	49.7
Cash Flow From Financing Activities:
Long-term debt proceeds	-	650.0	-
Long-term debt payments	(131.2)	(729.5)	(165.2)
Change in short-term debt	1.9	1.6	(0.7)
Payment of debt issuance costs and underwriting fees	-	(7.8)	-
Repurchase of CRESTS Units warrants	-	-	(7.0)
Treasury stock issued	2.7	5.5	1.9
Other	(0.4)	6.1	-
Net cash used in financing activities	(127.0)	(74.1)	(171.0)
Effect of exchange rate changes on cash	(3.7)	2.9	15.8
Net (decrease) increase in cash and cash equivalents	(49.2)	0.2	(82.7)
Cash and cash equivalents at beginning of year	126.5	126.3	209.0
Cash and cash equivalents at end of year	$77.3	$126.5	$126.3

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statements of Cash Flows

(Dollars in millions)	Year Ended December 31,
	2005	2004	2003
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$86.4	$97.1	$121.8
Income taxes, net of refunds received	18.4	40.7	64.7
Non-cash investing and financing activities:
Acquisition of minority interest	$-	$-	$2.0
Incentive and other employee benefit stock plan issuances	13.4	15.7	19.0
Elimination of 6.5% junior subordinated deferrable interest debentures due 2029	-	(34.6)	-
Elimination of investment in Hercules Trust II upon its dissolution	-	27.4	-

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statements of Cash Flows

(Dollars in millions)
				Accumulated
			Unearned	Other
	Common	Paid-in	Compen-	Comprehen-	Retained	Reacquired
	Stock	Capital	sation	sive Loss	Earnings	Stock	Total
Balances at January 1, 2003, as previously reported	$83.3	$665.0	$(91.0)	$(454.0)	$1,449.8	$(1,824.3)	$(171.2)
(Common shares: issued, 159,984,444; reacquired, 50,615,487)
Adjustment for the cumulative effect on prior years of retrospectively applying the weighted-average method of accounting for valuing inventories (Note 21)	-	-	-	-	13.2	-	13.2

Balances at January 1, 2003 as adjusted	$83.3	$665.0	$(91.0)	$(454.0)	$1,463.0	$(1,824.3)	$(158.0)
Net income	-	-	-	-	45.4	-	45.4
Foreign currency translation adjustment	-	-	-	121.2	-	-	121.2
Release of shares held by ESOP trust	-	(4.8)	11.0	-	-	-	6.2
Debt issuance costs on warrants issued with trust preferred
securities	-	(7.0)	-	-	-	-	(7.0)
Repurchase of warrants	-	(7.0)	-	-	-	-	(7.0)
Decrease in additional minimum pension liability, net of tax	-	-	-	14.9	-	-	14.9
Issuances of treasury stock, net of forfeitures	-	(42.8)	(10.2)	-	-	58.7	5.7
Amortization of unearned compensation	-	-	4.0	-	-	-	4.0

Balances at December 31, 2003	$83.3	$603.4	$(86.2)	$(317.9)	$1,508.4	$(1,765.6)	$25.4
(Common shares: issued, 159,984,444; reacquired, 48,992,628)
Net income	-	-	-	-	28.1	-	28.1
Foreign currency translation adjustment	-	-	-	69.7	-	-	69.7
Release of shares held by ESOP trust	-	(5.0)	13.3	-	-	-	8.3
Increase in additional minimum pension liability, net of tax	-	-	-	(28.2)	-	-	(28.2)
Issuances of treasury stock, net of forfeitures	-	(29.2)	(8.0)	-	-	42.8	5.6
Amortization of unearned compensation	-	-	3.0	-	-	-	3.0

Balances at December 31, 2004	$83.3	$569.2	$(77.9)	$(276.4)	$1,536.5	$(1,722.8)	$111.9
(Common shares: issued, 159,984,444; reacquired, 47,842,836)
Net loss	-	-	-	-	(41.1)	-	(41.1)
Foreign currency translation adjustment	-	-	-	(66.6)	-	-	(66.6)
Release of shares held by ESOP trust	-	(5.0)	12.8	-	-	-	7.8
Repurchase of warrants	-	(2.0)	-	-	-	-	(2.0)
Increase in additional minimum pension liability, net of tax	-	-	-	(44.3)	-	-	(44.3)
Issuances of treasury stock, net of forfeitures	-	(13.3)	(8.5)	-	-	23.8	2.0
Amortization of unearned compensation	-	-	7.9	-	-	-	7.9
Other, net of tax	-	-	-	(0.3)	-	-	(0.3)

Balances at December 31, 2005	$83.3	$548.9	$(65.7)	$(387.6)	$1,495.4	$(1,699.0)	$(24.7)
(Common shares: issued, 159,984,444; reacquired,47,247,344)

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Consolidated Statements of Stockholders' (Deficit) Equity

Nature of Business

         Hercules Incorporated (“Hercules” or the “Company”) was incorporated in 1912 under the laws of the State of Delaware and its shares are traded on the New York Stock Exchange under the symbol “HPC.” The Company is a leading manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications and has approximately 4,650 worldwide employees. The Company has a broad customer base, with no single customer representing greater than 3% of Net sales, and serves many different markets, the largest of which include: tissue and paper towel manufacturing; writing paper; interior and exterior paints; construction materials; and non-woven and woven fabrics. To serve these markets the Company has global manufacturing operations which provide products to customers in more than 125 countries.

Principles of Consolidation

         The Consolidated Financial Statements include the accounts of Hercules, all majority-owned subsidiaries where control exists, any other subsidiaries which it controls and variable interest entities ("VIEs") in which Hercules is the primary beneficiary. All significant intercompany transactions and profits have been eliminated. Investments in affiliated companies, where Hercules has a 20% to 50% interest and where the entity is either not a VIE or Hercules is not the primary beneficiary, are accounted for using the equity method of accounting and, accordingly, consolidated income includes Hercules' share of their income or loss.

Use of Estimates

         Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes. Actual results could differ from these estimates.

Revenue Recognition

         The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is probable and pricing is fixed or determinable. Approximately 13%, 13% and 12% of the Company's revenues for the years ended December 31, 2005, 2004 and 2003, respectively, are from consignment inventory. For consignment inventory, title and risk of loss are transferred when the earnings process is considered complete, which generally occurs when the Company's products have been consumed or used in the customer's production process. Accruals are made for sales returns and other allowances based on the Company's experience. The corresponding shipping and handling costs are included in Cost of sales.

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

Environmental Expenditures

         The Company has ongoing expenditures for environmental related projects at current and former operating facilities. Accruals for environmental remediation matters are expensed when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company capitalizes environmental expenditures for projects that extend the life, increase the capacity or improve the safety or efficiency of its facilities. In addition, the Company capitalizes asset retirement obligations relating to environmental remediation liabilities that result from the normal operation of Company facilities. The Company capitalized environmental related expenditures totaling $3.6 million, $2.6 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Changes in Accounting Principle

         The Company recognizes the effects of accounting changes, including changes in accounting principle, in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). When applicable, the Consolidated Financial Statements

Hercules Incorporated
Summary of Significant Accounting Policies

include the specific transition requirements associated with new accounting pronouncements. As required by SFAS 154, voluntary changes in accounting principles require retrospective application to the earliest fiscal period presented. Note 21 provides a summary of the financial statement effects and required disclosures applicable to those accounting changes implemented during the periods presented.

Cash and Cash Equivalents

         Cash in excess of operating requirements is invested in short-term, income-producing instruments. Cash equivalents include commercial paper and other securities with original maturities of 90 days or less at the time of purchase. Book value approximates fair value because of the short maturity of those instruments.

Inventories

         Foreign and domestic inventories are stated at the lower of cost or market and are valued principally on the weighted-average-cost method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

         During 2005, the Company elected to change its method of accounting for certain inventories located in the United States from the LIFO method to the weighted-average method. Financial statements of prior years have been adjusted to apply the weighted-average cost method retrospectively.

Assets Held for Sale

          When specific actions to dispose of assets progress to the point that the plan of sale criteria included in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” have been met, impairments to the extent they exist, are recognized and the underlying assets are reclassified as assets held for sale included in the caption Other current assets or separately disclosed on the Consolidated Statements of Operations. Gains and losses on sales of assets associated with active business operations and sites are included in Other operating expense while those attributable to former businesses are included in Other expense, net.

Property, Plant and Equipment and Depreciation

         Property, plant and equipment are stated at cost. The Company uses the straight line method of depreciation. The estimated useful lives of depreciable assets are as follows: buildings - 30 years; plant machinery and equipment - 15 years; other machinery and equipment - 3 to 15 years.

         Maintenance, repairs and minor renewals are expensed as incurred; major renewals and improvements that extend the lives or increase the capacity of plant assets are capitalized. Upon normal retirement or replacement, the net book value of property (less proceeds of sale or salvage) is charged to income.

Goodwill and Other Intangible Assets

         Goodwill is tested for impairment on an annual basis with any necessary adjustment charged to expense. The Company has selected November 30 as the date for performing the annual impairment test. The Company has identified its reporting units as Pulp and Paper, Aqualon, FiberVisions and Pinova for purposes of applying the impairment test. Intangible assets with finite lives are amortized over their useful lives. Other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for customer relationships, trademarks and tradenames and 5 to 15 years for other intangible assets.

Investments

         Investments in affiliated companies in which the Company has a 20% to 50% interest and where the entity is not a variable interest entity for which Hercules is the primary beneficiary are accounted for using the equity method of accounting. Accordingly, these investments are included in Deferred charges and other assets on the Company's Consolidated Balance Sheets and the income or loss from these investments is included in Equity income (loss) of affiliated companies, net of tax in the Company's Consolidated Statements of Operations.

         Investments in affiliated companies in which the Company does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for using the cost method of accounting. Accordingly, these investments are also included in Deferred charges and other assets on the Company's Consolidated Balance Sheets.

         Other investments include non-current marketable securities whose value approximates market value.

Hercules Incorporated
Summary of Significant Accounting Policies

Long-lived Assets

         The Company reviews its long-lived assets, including other intangible assets, for impairment on an exception basis whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred based on expected future cash flows (undiscounted), the loss is recognized in the Consolidated Statements of Operations. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over its fair value. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments.

Computer Software Development Costs

         The Company follows the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). These assets are included in Deferred charges and other assets in the Company's Consolidated Balance Sheets. Computer software development costs are being amortized over a period of 5 to 10 years.

Deferred Financing Costs

         The Company capitalizes costs associated with the issuance of debt (deferred financing costs), including bank, legal, investment advisor and accounting fees and other expenses. Deferred financing costs are amortized over the term of the related financing transaction using the effective interest rate method and are included in Interest and debt expense in the Company’s Consolidated Statements of Operations.

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

Asset Retirement Obligations

         The Company records a liability at fair value for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal operations of a long-lived asset. To the extent an obligation is conditional, an obligation is recognized if the fair value of the liability can be reasonably estimated. The Company’s asset retirement obligations principally relate to environmental remediation liabilities associated with current and former operations that were incurred during the course of normal operations.

         For the purposes of recognizing obligations requiring the dismantlement of facilities, owned properties, which have no fixed cessation date, are assumed to be in operation through 2055, although it could be longer. The Company will evaluate the status of facilities on a periodic basis and make any necessary adjustments to the obligations as required. Dismantlement of facilities at leased sites are assumed to occur upon lease termination unless it is likely that the Company is able to and plans to extend the term.

Foreign Currency Translation

         The financial statements of Hercules' non-U.S. entities are translated into U.S. dollars in accordance with U.S. GAAP. Most of the Company’s foreign subsidiaries use the local currency as their functional currency. The Company translates assets and liabilities of those entities into U.S. dollars using the appropriate period end rates of exchange. Net sales and expenses are translated using the average exchange rates for the reporting period. Translation gains and losses are recorded in Accumulated other comprehensive loss.

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

Hercules Incorporated
Summary of Significant Accounting Policies

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

Stock-based Compensation

         Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring enhanced disclosure regarding stock-based compensation. The Company has elected to apply the fair value recognition provisions of SFAS 123 on a prospective basis to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company's stock-based compensation plans vest over periods ranging from 1 to a maximum of 10 years; however, vesting can be extended with the approval of the Board of Directors. Therefore, the cost related to stock-based employee compensation included in the determination of net income in 2005, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. Restricted stock awards under the Hercules Long-term Incentive Compensation Plan are recorded at the quoted market price (fair value) of the Company's stock on the grant date (measurement date). Stock acquired through the Employee Stock Purchase Plan and "above target" restricted stock awarded under the Hercules Management Incentive Compensation Plan is discounted 15% from market price as permitted by IRS regulations and the provisions of the Company's incentive compensation plans. The award and the discount, if any, are amortized into expense over the vesting (restriction) period. Forfeitures are recorded as incurred. The Employee Stock Purchase Plan was terminated effective March 31, 2004.

         Pursuant to the disclosure requirements of SFAS 123, as amended by SFAS 148, the following table presents the pro forma effect on net (loss) income and (loss) earnings per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation on a retroactive basis.

(Dollars in millions, except per share)	Year Ended December 31,
	2005	2004	2003
Net (loss) income, as reported	$(41.1)	$28.1	$45.4
Add: Total stock-based compensation expense recognized in reported results, net of tax	4.5	1.4	2.9
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax*	5.1	2.8	9.6
Pro forma net (loss) income	$(41.7)	$26.7	$38.7
(Loss) earnings per share:
Basic - as reported	$(0.38)	$0.26	$0.43
Basic - pro forma	$(0.38)	$0.25	$0.36
Diluted - as reported	$(0.38)	$0.26	$0.42
Diluted - pro forma	$(0.38)	$0.24	$0.36
* For information regarding the weighted-average assumptions used in estimating fair value for 2005, 2004 and 2003, see Note 10.

Hercules Incorporated
Summary of Significant Accounting Policies

Recent Accounting Pronouncements

         On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). On April 14, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01 of Regulation S-X that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as originally required. Accordingly, the Company will adopt SFAS 123R effective January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In addition, the Company expects to continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees.

         Beyond those restricted stock and stock option awards previously granted, the Company cannot predict with certainty the impact of SFAS 123R on its future consolidated financial statements as the type and amount of such awards are determined on an annual basis and encompass a potentially wide range depending upon the compensation decisions made by the Human Resources Committee of the Company’s Board of Directors. SFAS 123R also requires the benefits of tax deductions in excess of compensation cost recognized in the financial statements to be reported as a financing cash flow, rather than an operating cash flow as currently required under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). This requirement, to the extent it exists, will decrease net operating cash flows and increase net financing cash flows in periods subsequent to adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses the view of the SEC Staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. The Company believes that the views provided in SAB 107 are consistent with the approach taken in the valuation and accounting associated with share-based compensation issued in prior periods as well as those issued during 2005.

Reclassifications

         Certain amounts in the 2004 and 2003 consolidated financial statements and notes have been reclassified to conform to the 2005 presentation. See Note 21 which includes a summary of adjustments provided as a result of the Company’s change in its method of accounting for inventories from the LIFO method to the weighted-average method.

Hercules Incorporated
Summary of Significant Accounting Policies

1.           Accounts Receivable

         Changes in the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 are as follows:
	(Dollars in millions)
	2005	2004	2003
Balance at beginning of year	$4.7	$5.5	$11.9
Charged to costs and expenses	2.3	5.4	4.2
Deductions	(3.0)	(6.2)	(10.6)
Balance at end of year	$4.0	$4.7	$5.5

2.           Inventories

         The components of inventories as of December 31, 2005 and 2004 are as follows:
	(Dollars in millions)
	2005	2004
Finished products	$99.0	$103.5
Raw materials and work-in-process	64.8	79.6
Supplies	21.2	29.3
	$185.0	$212.4

 3.         Sale of Interest in FiberVisions Division

On January 31, 2006, the Company, WSP, Inc. (“WSP”), a wholly-owned subsidiary of Hercules, SPG/FV Investor LLC (“SPG”), an affiliate of SPG Partners, LLC, a New York-based private equity firm, and FiberVisions Delaware Corporation, formerly FiberVisions, L.L.C. (“FiberVisions”), a subsidiary owned 51% by Hercules (the “Hercules Interest”) and 49% by WSP, entered into a contribution agreement (the “Agreement”) whereby the Company will sell the Hercules Interest to SPG.

      Under terms of the Agreement, Hercules will receive cash of approximately $109 million, comprised of a distribution from FiberVisions and $27.0 million of proceeds for the Hercules Interest, upon the closing of the transaction. The Agreement anticipates and is conditioned upon the issuance of long-term debt and simultaneous $82.0 million distribution by FiberVisions to Hercules and WSP, prior to the sale of the Hercules Interest. In addition, the Agreement provides SPG with an option to purchase an additional 14% interest in FiberVisions from WSP for $7.4 million. Under the Agreement, Hercules will receive additional payments should FiberVisions meet certain performance measures. The transaction is expected to close by the end of the first quarter of 2006 pending debt financing and other required approvals.

       In connection with the commitment to sell a majority interest in the FiberVisions division, the Company was required to test the underlying goodwill asset recorded in that division for recoverability. The test indicated that the carrying value of goodwill exceeded its fair value. Accordingly, the Company recorded an impairment charge of approximately $52.9 million effective as of December 31, 2005. The impairment charge was based on an estimate of the fair value for the entire division as determined by the negotiated sales price for the aforementioned sale of a majority interest. As a result of the pending transaction, the Company has reclassified those assets and liabilities attributable to FiberVisions as held for sale consistent with the Agreement. At December 31, 2005 the amounts included on the Consolidated Balance Sheet consist of the following.

(Dollars in millions)
Assets		Liabilities
Cash and cash equivalents	$2.6	Accounts payable	$29.9
Accounts receivable, net	34.4	Accrued expenses	7.1
Inventories	20.7	Deferred income taxes	29.2
Other current assets	9.2	Deferred credits and other liabilities	0.1
Property, plant and equipment, net	92.1	Long-term debt	0.3
Intangible assets, net	11.1
Goodwill	32.0
Deferred charges and other assets	0.6
Total Fibervisions assets held for sale	$202.7	Total FiberVisions liabilities held for sale	$66.6

Hercules Incorporated
Notes to Consolidated Financial Statements

4.           Goodwill and Other Intangible Assets

         The following table shows the activity and changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005, by operating segment:
	(Dollars in millions)
		Engineered
	Performance	Materials &
	Products	Additives	Total
Balance at December 31, 2003	$433.2	$84.9	$518.1
Additions	1.6	-	1.6
Foreign currency translation	30.6	-	30.6
Balance at December 31, 2004	$465.4	$84.9	$550.3
FiberVisions impairment	-	(52.9)	(52.9)
Reclassified to FiberVisions assets held for sale	-	(32.0)	(32.0)
Foreign currency translation	(24.4)	-	(24.4)
Balance at December 31, 2005	$441.0	$-	$441.0

         The following table provides information regarding the Company’s intangible assets with finite lives:
	Customer	Trademarks &	Other
	Relationships	Tradenames	Intangibles	Total
Gross Carrying Amount
Balance, December 31, 2004	$90.0	$73.9	$52.5	$216.4
Balance, December 31, 2005	90.0	73.9	24.8	188.7

Accumulated Amortization
Balance, December 31, 2004	$13.9	$11.5	$28.7	$54.1
Balance, December 31, 2005	16.4	13.5	16.0	45.9

         As a result of the pending FiberVisions transaction (Note 3), the company has reclassified $11.1 million of Other intangible assets, net to FiberVisions assets held for sale as of December 31, 2005. Total amortization expense for other intangible assets for the years ended December 31, 2005, 2004 and 2003 was $8.0 million, $8.1 million and $8.0 million, respectively, which was included in Profit from operations. It is estimated that amortization expense will be $6.7 million for 2006, $6.3 million for 2007, $5.9 million for 2008, $4.6 million for 2009 and $4.4 million for 2010.

5.           Debt

         A summary of debt follows:
	(Dollars in millions)
	2005	2004
Term B loan due 2010 (a)	$393.0	$397.0
6.60% notes due 2027 (b)	100.0	100.0
Term notes at various rates from 5.00% to 7.16% due in varying amounts through 2006 (c)	6.8	27.8
11.125% senior notes due 2007 (d)	130.0	226.0
6.75% senior subordinated notes due 2029 (e)	250.0	250.0
8% convertible subordinated debentures due 2010 (f)	2.6	2.6
6.5% junior subordinated deferrable interest debentures due 2029 (g)	217.0	229.0
Other	9.6	7.7
	1,109.0	1,240.1
Less: Current debt obligations	16.7	29.8
Long term debt	$1,092.3	$1,210.3

(a)
The term loan, a component of the Company’s Senior Credit Facility, matures on October 8, 2010 and bears interest at LIBOR + 1.75%, with the Company holding the option to reset interest rates for one, two, three or six month periods. The weighted average rate was 5.9% as of December 31, 2005. The Senior Credit Facility is also comprised of a $150 million committed revolving credit facility (the “Revolving Facility”) and provides Hercules the ability, subject to lender approval, to borrow an additional $250 million in the form of an incremental term note. The Senior Credit Facility is secured by liens on the

Hercules Incorporated
Notes to Consolidated Financial Statements

Company's assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company's current and future wholly owned domestic subsidiaries (see Note 26).

As of December 31, 2005, the Company had $105.5 million of outstanding letters of credit of which $99.5 million were associated with the Revolving Facility. The remaining $50.5 million was available for use. During June, 2005, the interest rate on the Revolving Facility was amended to LIBOR + 1.25% from LIBOR + 1.75%.

The Company's Senior Credit Facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio ("leverage ratio") and an interest coverage ratio, and established limitations on the permitted amount of capital expenditures.

(b)    30-year debentures with a 10-year put option, exercisable by the bondholder at a redemption price equal to the principal amount.

(c)    Debt assumed in conjunction with the acquisition of FiberVisions L.L.C.

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

(e)    The Company completed a private placement of $250 million aggregate principal amount of 6.75% senior subordinated notes due 2029 during April 2004. The senior subordinated notes are guaranteed by each of Hercules’ current and future wholly-owned domestic restricted subsidiaries. On June 30, 2004, Hercules filed a Registration Statement on Form S-4 with the Securities and Exchange Commission pursuant to which the Company offered to exchange all of the $250 million aggregate principal amount of the 6.75% senior subordinated notes due 2029 (the "old notes") for $250 million aggregate principal amount of 6.75% senior subordinated notes due 2029 (the "new notes"). The form and terms of the new notes are the same as the form and terms of the old notes except that, because the new notes are registered under the Securities Act, the new notes do not bear legends restricting their transfer and are not entitled to certain registration rights under the registration rights agreement. The new notes evidence the same debt as the old notes and are governed by the same indenture. Hercules did not receive any proceeds from the exchange offer. All of the old notes have been exchanged for the new notes.

(f)    The convertible subordinated debentures are convertible into common stock at $14.90 per share and are redeemable at the option of the Company at varying rates. The annual sinking fund requirement of $5 million, beginning in 1996, has been satisfied through conversions of debentures.

(g)    The 6.5% junior subordinated deferrable interest debentures due 2029 (the "6.5% debentures") had an initial issue price of $741.46 and have a redemption price of $1,000. The 6.5% debentures were initially issued to Hercules Trust II ("Trust II"), a subsidiary trust established in 1999. Trust II had issued, in an underwritten public offering, 350,000 CRESTS Units, each consisting of a 6.5% preferred security of Trust II and a warrant (exercisable through 2029) to purchase 23.4192 shares of the Company's common stock. The preferred securities and the warrants were separable and were initially valued at $741.46 and $258.54, respectively. The Company and Trust II accreted the difference between the initial valuation of the 6.5% debentures and the preferred securities and the redemption value of $1,000 over the term of the 6.5% debentures and the preferred securities. In connection with the Company’s dissolution and liquidation of Trust II in December 2004, Trust II distributed the 6.5% debentures to the holders of the preferred securities and the preferred securities were cancelled. The CRESTS Units now consist of the 6.5% debentures and the warrants.

         During 2004, the Board of Directors authorized the Company, from time to time, subject to market conditions and the Company's credit agreements and indentures, to repurchase up to $200 million of its outstanding indebtedness on the open market. Under this program the Company repurchased $96.0 million (book value) of its 11.125% senior notes for $110.3 million during the year ended December 31, 2005 and recognized a $14.3 million loss and a non-cash expense of $1.8 million for the write-off of the related unamortized debt issuance costs in other expense, net. During December 2005, the Company acquired 17,000 CRESTS Units for $12.9 million in an open market purchase. The market value of the preferred securities and warrant components of the CRESTS Units repurchased were $12.9 and $2.0 million, respectively. The accreted book value of the preferred securities and the 6.5% debentures at the time of purchase was $14.8 million, resulting in the recognition of a $1.9 million gain. The $2.0 million associated with the warrants was recorded as a reduction in Additional paid-in capital. In February 2006, the Board of Directors terminated the unused portion of the existing debt repurchase authorization and authorized a new $150 million debt repurchase program.

         At December 31, 2005, Hercules had available and unused foreign lines of credit totaling $32.9 million.

         Debt maturities are $16.7 million in 2006, $134.4 million in 2007, $4.4 million in 2008, $4.5 million in 2009, $380.1 million in 2010 and $569.2 million thereafter.

Hercules Incorporated
Notes to Consolidated Financial Statements

6.           Consolidation of Variable Interest Entities

         The financial statements for the years ended December 31, 2005 and 2004 reflect the consolidation of two joint venture Variable Interest Entities (“VIEs”), ES FiberVisions Holdings A/S and ES FiberVisions L.P., that were previously accounted for using the equity method of accounting. These entities, which will no longer be consolidated subsequent to the completion of the sale of 51% of the Company’s interest in the FiberVisions division, serve as strategic global marketers of the Company's bicomponent fibers. As of December 31, 2005, the fair value of the assets in these joint ventures was approximately $5.1 million and the fair values of the associated liabilities and non-controlling interests were approximately $5.1 million. There are no assets of the Company that serve as collateral for the VIEs and the creditors of the VIEs have no recourse to the general credit of the Company. The total investment in the joint ventures is less than $0.1 million, representing the maximum exposure to loss.

7.            Income Taxes

         The domestic and foreign components of (loss) income before income taxes and equity (loss) income from continuing operations are listed below:

	(Dollars in millions)
	2005	2004	2003
Domestic	$(56.8)	$(158.8)	$(68.4)
Foreign	11.5	189.3	164.2
(Loss) income before income taxes and equity loss	$(45.3)	$30.5	$95.8

        The components of the tax provision from continuing operations are as follows:

Currently payable
U.S. federal	$(2.1)	$(30.4)	$(28.1)
Foreign	40.9	38.1	39.9
State	8.9	13.4	0.6
Deferred
Domestic	(48.3)	(21.5)	11.5
Foreign	(6.6)	2.8	(2.6)
(Benefit) provision for income taxes	$(7.2)	$2.4	$21.3

        The components of the net deferred tax assets (liabilities) as of December 31, 2005 and 2004 are as follows:

	2005	2004
Depreciation	$(81.4)	$(105.9)
Pension	(8.2)	(1.1)
Inventory	(4.1)	(0.7)
Investments	(174.3)	(161.4)
Goodwill	(48.4)	(52.6)
Accrued expenses	(3.1)	(4.1)
Other	(13.1)	(29.8)
Gross deferred tax liabilities	$(332.6)	$(355.6)

Postretirement benefits other than pensions	$45.5	$52.5
Pension	113.4	84.7
Goodwill	7.1	7.8
Accrued expenses	216.1	192.1
Loss carryforwards	349.2	366.1
Credit carryforwards	126.9	97.1
Assets held for sale	21.5	-
Other	24.6	21.0
Gross deferred tax assets	904.3	821.3
Valuation allowance	(380.7)	(391.8)
Net deferred tax assets	$191.0	$73.9

Hercules Incorporated
Notes to Consolidated Financial Statements

       The provision for income taxes attributable to discontinued operations and cumulative effect of changes in accounting principle is:

	(Dollars in millions)
	2005	2004	2003
Provision on income from discontinued operations	$-	$-	$2.1
Cumulative effect of changes in accounting principle	(1.4)	-	(18.2)
	$(1.4)	$-	$(16.1)

       During the years ended December 31, 2005, 2004 and 2003 the Company incurred charges (benefits) related to the additional minimum liability of its defined benefit plans. The impact of the adjustments is posted, net of tax, directly to Accumulated other comprehensive loss (see Note 15). The tax impact of these charges (benefits) was as follows:

	(Dollars in millions)
	2005	2004	2003
Additional minimum pension liability	$24.8	$14.5	$(10.5)
Other	0.2	-	-
Total	$25.0	$14.5	$(10.5)

         The reconciliation of the U.S. statutory income tax rate to the effective rate from continuing operations is:

	2005	2004	2003
U.S. statutory income tax rate	35%	35%	35%
Gain on sale of CP Kelco ApS	-	(31)	-
Valuation allowances	(51)	(75)	(3)
Tax rate differences on subsidiary earnings	(6)	(44)	(9)
U.S. tax on foreign dividends and undistributed earnings	21	23	8
State taxes	(11)	34	1
Reserves	16	70	-
Exempt export income	4	(7)	(2)
Intellectual property	-	-	(9)
Tax refunds	9	-	-
Other	(1)	3	1
Effective tax rate	16%	8%	22%

         Loss carryforwards include both net operating loss carryforwards and capital loss carryforwards. At December 31, 2005, the tax effect of such carryforwards approximated $349.2 million. Of this amount, $254.0 million are domestic capital loss carryforwards that expire in 2007 for which full valuation allowances have been established. State net operating loss carryforwards approximate $78.7 million, with expiration dates ranging from 2006 to 2024, for which full valuation allowances have been established. Foreign net operating loss carryforwards approximate $16.4 million and are offset by valuation allowances of $7.6 million. Some of these foreign net operating loss carryforwards expire as early as 2006 and others have expiration dates that are indefinite in nature. The tax effect of the credit carryforwards approximated $126.9 million at December 31, 2005, with expiration dates ranging from 2009 to 2025, for which no valuation allowances have been established.

         The Company provides taxes on undistributed earnings of subsidiaries and affiliates to the extent such earnings are planned to be remitted and not permanently reinvested. The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or U.S. income taxes has been made amounted to approximately $153.8 million and $294.2 million at December 31, 2005 and 2004, respectively. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate because of the availability of tax credits.

8.         Pension and Other Postretirement Benefits

The Company provides defined benefit pension plans and postretirement benefit plans to most U.S. employees and some foreign employees. Coverage is subject to an employee’s date of hire and other eligibility requirements. The following table summarizes the changes in benefit obligations, plan assets, the funded status of the plans and the amounts recognized in the consolidated financial statements for the Company's defined benefit pension and other postretirement benefit plans.

Hercules Incorporated
Notes to Consolidated Financial Statements

	(Dollars in millions)
	Pension Benefits
	2005		2004		Other Postretirement Benefits
Change in benefit obligation:	U.S.	Int’l.	U.S.	Int’l.	2005	2004
Benefit obligation at January 1	$1,413.5	$325.7	$1,421.3	$282.2	$181.0	$206.1
Service cost	12.7	5.4	13.3	5.9	0.8	0.8
Interest cost	81.3	15.2	82.3	15.4	8.8	10.3
Plan amendments	-	(4.5)	(43.1)	(1.7)	(32.4)	-
Participant contributions	-	-	-	0.3	-	-
Foreign currency translation	-	(37.3)	-	27.3	0.1	0.2
Actuarial loss (gain)	136.1	49.2	42.7	10.2	19.8	(12.9)
Settlements/curtailments	-	-	-	(0.6)	-	-
Special benefits	-	-	1.1	-	-	-
Benefits paid from plan assets	(101.9)	(13.1)	(98.8)	(12.1)	-	-
Benefits paid from Company assets	(4.9)	-	(5.3)	(1.2)	(23.6)	(23.5)
Benefit obligation at December 31	$1,536.8	$340.6	$1,413.5	$325.7	$154.5	$181,0
Change in plan assets:
Fair value of plan assets at January 1	$1,176.2	$245.7	$1,115.1	$217.9	$-	$-
Actual return on plan assets	105.0	20.9	119.9	15.6	-	-
Actuarial gain	-	14.7	-	0.1	-	-
Settlements/curtailments	-	-	-	(0.5)	-	-
Company contributions	40.0	13.7	40.0	3.2	-	-
Participant contributions	-	0.9	-	1.0	-	-
Foreign currency translation	-	(27.7)	-	20.5	-	-
Benefits paid from plan assets	(101.9)	(11.8)	(98.8)	(12.1)	-	-
Fair value of plan assets at December 31	$1,219.3	$256.4	$1,176.2	$245.7	$-	$-

Funded status of the plan	$(317.5)	$(84.2)	$(237.3)	$(80.0)	$(154.5)	$(181.0)
Unrecognized actuarial loss	671.2	104.5	584.4	89.9	120.1	106.6
Unrecognized prior service (benefit) cost	(22.0)	(2.7)	(23.0)	2.4	(55.4)	(30.5)
Accrued Expenses	-	(0.2)	-	(0.2)	-	-
Unrecognized net transition obligation	-	0.5	-	0.8	0.8	0.9
Net amount recognized	$331.7	$17.9	$324.1	$12.9	$(89.0)	$(104.0)
Components of the above amounts:
Prepaid benefit cost	$369.5	$53.3	$361.9	$51.6	$-	$-
Accrued benefit liability	(37.8)	(35.4)	(37.8)	(38.7)	(89.0)	(104.0)
Additional minimum liability	(588.6)	(48.2)	(506.2)	(72.3)	-	-
Intangible asset	-	0.4	-	3.6	-	-
Accumulated other comprehensive loss (pre-tax)	588.6	47.8	506.2	68.7	-	-
Net amount recognized	$331.7	$17.9	$324.1	$12.9	$(89.0)	$(104.0)

Weighted-average assumptions used to determine the benefit obligation at December 31, 2005 and 2004 were:
	Pension Benefits				Other Postretirement
	2005		2004		Benefits
	U.S.	Int’l.	U.S.	Int’l.	2005	2004
Weighted-average discount rate	5.70%	4.35%	5.75%	5.04%	5.59%	5.51%
Rate of compensation increase	4.30%	2.87%	4.50%	2.79%	4.29%	4.49%

Hercules Incorporated
Notes to Consolidated Financial Statements

Net periodic benefit costs are summarized below:
	(Dollars in millions)
	Pension Benefits
	2005		2004		2003		Other Postretirement Benefits
Net periodic benefit cost:	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2005	2004	2003
Service cost	$12.7	$5.4	$13.3	$5.9	$12.1	$5.9	$0.8	$0.8	$0.6
Interest cost	81.3	15.2	82.3	15.4	86.3	13.1	8.8	10.3	13.4
Expected return on plan assets	(95.4)	(14.9)	(96.5)	(14.6)	(101.6)	(12.1)	-	-	-
Amortization and deferrals	(1.9)	0.2	1.3	0.6	3.5	0.8	(7.3)	(8.5)	(7.7)
Participant contributions	-	(0.5)	-	(0.7)	-	(0.6)	-	-	-
Settlements/Curtailments	-	-	-	(0.1)	-	-	-	-	-
Special benefits/terminations	-	-	1.1	-	4.7	-	-	-	-
Amortization of transition (asset) obligation	-	-	-	(0.1)	-	(0.1)	6.5	0.1	0.1
Actuarial losses recognized	40.7	3.4	33.9	3.1	19.9	1.3	-	5.2	6.7
Benefit cost	$37.4	$8.8	$35.4	$9.5	$24.9	$8.3	$8.8	$7.9	$13.1

Weighted-average assumptions used to determine net periodic benefit cost:
	2005		2004		2003
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2005	2004	2003
Weighted-average discount rate	5.75%	5.04%	6.10%	5.35%	6.75%	5.35%	5.51%	6.08%	6.74%
Expected return on plan assets	8.50%	6.49%	8.75%	6.64%	8.75%	6.70%	N/A	N/A	N/A
Rate of compensation increase	4.50%	2.79%	4.50%	2.86%	4.50%	2.93%	4.49%	4.49%	4.50%

Defined Benefit Pension Plans

Assets of the Company’s defined benefit plans are primarily invested in U.S. and international equity securities and U.S. and international fixed income securities. Both the assets and the projected benefit obligations (“PBO”) of the United States defined benefit pension plan (“U.S. Plan”) represent approximately 82% of the total plan assets and PBO for all defined benefit plans sponsored by the Company as of December 31, 2005. The Company uses a measurement date of December 31 for all material defined benefit pension and other postretirement benefit plans.

During 2005, the Company made contributions to its defined benefit plans totaling $53.7 million, some of which were required by local funding requirements. The Company presently anticipates making voluntary cash contributions to the U.S. Plan of approximately $40.0 million per year for the next five years. Additionally, the Company anticipates making contributions of approximately $5.4 million to its international defined benefit plans in 2006.

At December 31, 2005 the accumulated benefit obligation ("ABO") of the defined benefit pension plans on a consolidated basis was $1,800.3 million, of which $1,476.3 million related to the U.S. Plan and the balance relates to the other defined benefit pension plans that reside in Europe, North America and Asia Pacific (“International Plans”). The Company is required to recognize an additional minimum liability (“AML”) equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to Accumulated other comprehensive loss in Stockholders' (deficit) equity. For the years ended December 31, 2005, 2004 and 2003 there were pre-tax charges (benefits) to AML of $69.1 million, $42.7 million and $(25.4) million, respectively. These impacts, net of tax, increased (decreased) the Accumulated other comprehensive loss on the Consolidated Balance Sheets by $44.3 million, $28.2 million, and ($14.9) million for the three years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2005, the Consolidated Balance Sheet reflects a non-cash, after-tax charge to Accumulated other comprehensive loss of $417.6 million (see Note 15).

Other Postretirement Benefits

The non-pension postretirement benefit plans include group life insurance coverage and health care reimbursement for eligible employees/retirees in the U.S., Canada and The Netherlands. The benefit obligation of the U.S. other postretirement benefit plan constitutes more than 98% of the Company's consolidated benefit obligation at December 31, 2005 for non-pension postretirement benefits. The assumed participation rate in these plans for future eligible retirees was 60% for health care and 100% for life insurance. The health care plans are contributory with participants' contributions adjusted annually; the life insurance plans are non-contributory for most retirees. The postretirement health care plans include a limit on the Company's share of costs for recent and future retirees and the related accounting anticipates future cost-sharing changes to the written plans that are consistent with the increase in health care cost. Participant contributions

Hercules Incorporated
Notes to Consolidated Financial Statements

are directly applied to claim payments and as such are not included as contributions to plan assets. New employees are ineligible for retiree life insurance or benefits supplemental to Medicare health care.

The assumed health care cost trend rate as of December 31, 2005 was an initial rate of 10% in 2006 reducing to 5.0% in 2009 and thereafter. A one-percentage point increase in the assumed health care cost trend rate would increase the postretirement benefit obligation by approximately $5.3 million and the aggregate service and interest cost components by $0.3 million, while a decrease of the same magnitude would decrease the postretirement benefit obligations by approximately $5.7 million and the aggregate service and interest cost components by $0.4 million.

The PBO exceeds plan assets for all of the Company's other postretirement benefit plans. Benefits paid from Company assets under the postretirement benefit plans were $23.6 million and $23.5 million for the years ended December 31, 2005 and 2004, respectively.

U. S. Pension and Postretirement Benefit Plans

The Company provides both funded and unfunded non-contributory defined benefit pension plans to substantially all of its U.S. employees. During 2004, some terms of the U.S. Plan were amended, rendering new hires ineligible and changing the calculation formula from “final pay” to “career average pay,” effective January 1, 2005. New employees are ineligible for retiree life insurance or benefits supplemental to Medicare health care.

Effective for 2006, Hercules changed its mortality assumption with the RP2000 mortality table replacing the 1983GAM mortality table. This transition increased the U.S. Plan’s PBO and ABO as of December 31, 2005, by approximately $78 million and $74 million, respectively.

The asset allocation for the U.S. Plan as of December 31, 2005 and 2004 and the target allocation for 2006, by asset category, is as follows:
	Target Allocation	Percentage of Plan Assets at December 31,
Asset category:	2006	2005	2004
Equity securities	62%	66%	66%
Fixed income	28%	26%	27%
Other	10%	8%	7%
Totals	100%	100%	100%

Equity securities are invested in both U.S. and non-U.S. (international) companies. U.S. equity includes the common stock of large, medium, and small companies that are predominantly U.S. based. The plan did not own Hercules common stock as of December 31, 2005 or December 31, 2004.  Non-U.S. equity represents equity securities issued by companies domiciled outside the U.S. Fixed income securities include U.S. and non-U.S. government obligations, mortgage-backed securities, collateralized mortgage obligations and corporate debt obligations. In 2004, Hercules increased its exposure to below investment grade securities, allocating 2% of the total plan assets to a dedicated fixed income manager for investing in such securities. All other fixed income portfolio managers do not hold more than 12% of the fixed income securities in debt securities that are below investment grade. Other investments primarily include market neutral, long, short, and event driven-type hedge funds. Investment managers may employ limited use of derivatives, including futures contracts, options on futures, and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.

The expected long-term rate of return on plan assets was 8.5% for 2005 and 8.75% for 2004. The overall expected long-term rate of return on assets assumption is a function of the target asset allocation for plan assets, the long-term equilibrium rate of return for the asset class, plus an incremental return attributable to the active management of plan assets.

In developing its investment strategy, the Company considered the following factors for its U.S. Plan: the nature and relative size of the liabilities, the allocation of such liabilities between active and retired members, net cash flows and funded position. The Company also considers the applicable investment horizon, historical and expected capital market return, and the benefits of investment diversification.

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

Hercules Incorporated
Notes to Consolidated Financial Statements

controlled through diversification among multiple asset classes, managers, styles, and securities. Risk is further controlled both at the manager and asset class level by monitoring performance against assigned return and variability targets.

Expected cash flows for the U.S. Plan and the Company’s other postretirement benefit plans, including the total anticipated contributions to be made by the Company in 2006 as well as the future benefit payments expected to be paid from plan or Company assets, are as follows:
	(Dollars in millions)
	Pension Benefits			Other Postretirement Benefits
	Qualified Plan	Non-qualified Plan	Total
Expected employer contributions for 2006	$40	$-	$40	$-
Expected benefit payments
2006	86	5	91	13
2007	85	5	90	13
2008	85	5	90	13
2009	86	5	91	12
2010	87	5	92	12
2011-2015	469	22	491	59

         Benefits expected to be paid in 2006 include $91 million in pension benefits and $13 million in postretirement benefits, of which $86 million is expected to be paid from plan assets.

International Pension Plans

         The International Plans are Company provided defined benefit plans to eligible employees residing in Europe, North America and Asia Pacific. The International Plans provide benefits based on years of service and final average salary, except for the defined benefit pension plans in The Netherlands (“The Netherlands Plan”) and the United Kingdom (the “U.K. Plan”) which have both been amended to provide benefits based on a career average pay basis effective January 1, 2005.

         The asset allocation for the International Plan as of December 31, 2005 and 2004 and the target allocation for 2006, by asset category, is as follows:
	Target Allocation	Percentage of Plan Assets at December 31,
Asset category:	2006	2005	2004
Equity securities	58%	61%	59%
Fixed income	42%	38%	40%
Other	-	1%	1%
Totals	100%	100%	100%

         The total assets held by The Netherlands Plan and the U.K. Plan account for approximately 90% of the total assets held by International Plans.

The Netherlands Plan's long-term target asset allocation is 58% global equity securities which are actively managed and 42% fixed income investments (debt and debt-like securities, including preferred securities). The fixed income securities are denominated in Euro and are issued and/or guaranteed by European Monetary Union governments (mainly Belgium, Germany, France, Italy and The Netherlands). The fixed income manager may invest on a tactical basis in investment grade corporate bonds denominated in Euro. Investment managers may employ limited use of derivatives, including futures contracts, options on futures, and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets. Derivatives are not used to leverage portfolios.

         The expected long-term rate of return on plan assets was 6.8% for both 2005 and 2004. The overall expected long-term rate of return on assets assumption is a function of the target asset allocation for plan assets, the long-term equilibrium rate of return for the asset class, plus an incremental return attributable to the active management of plan assets.

         In developing an investment strategy for The Netherlands Plan, the Company has considered the following factors: the nature of the plan's liabilities, the allocation of such liabilities between active members and retired members, the funded status of the plan, the net cash flow of the plan, the investment horizon of the plan, the size of the plan, historical and expected capital market returns and the benefits of investment diversification.

Hercules Incorporated
Notes to Consolidated Financial Statements

         The target asset allocation for the U.K. Plan is 30% U.K. equity securities, 20% non-U.K. equity securities, 37.5% U.K. government bonds (gilts) and 12.5% corporate bonds.   The expected long-term rate of return on plan assets was 5.6% and 6% for 2005 and 2004, respectively. The overall expected long-term rate of return on assets assumption is a function of the target asset allocation for plan assets, the long-term equilibrium rate of return for the asset class, plus an incremental return attributable to the active management of plan assets.

         The Company considers the following factors in the development of its U.K. Plan investment strategy: the nature and relative size of the liabilities, the allocation of such liabilities between active and retired members, net cash flows and funded positions, the applicable investment horizon, historical and expected capital market returns, and the benefits of investment diversification.

         The Company invests its U.K. Plan assets with a Manager of Managers, who invests them with a broad selection of investment managers, each specializing in a different asset class or market. This approach provides a diversified portfolio of managers in order to capitalize on the perceived strengths of each manager within this structure. The Company delegates responsibility for the selection and monitoring of the underlying investment managers to the Manager of Managers.

Expected cash flows for the International Plans, reflecting the total anticipated Company contributions to be made in 2006 and the total benefit payments expected to be paid from the plan assets or Company assets through the year 2015, are summarized in the table below:

(Dollars in millions)
Pension Plan Benefits
Expected employer contributions for 2006	$5
Expected benefit payments:
2006	13
2007	13
2008	14
2009	15
2010	15
2011-2015	85

9.         Savings and Investment Plan

         The Hercules Incorporated Savings and Investment Plan (“SIP Plan”) allows employees to invest 1% to 50% of eligible compensation, subject to certain limitations, through payroll deductions. The Company's matching contributions, made in the form of Hercules' common stock contributed through an Employee Stock Ownership Plan Trust (“ESOP Trust”) are equal to 50% of the first 6% of the employee's contributed compensation and vest immediately. Shares used to fulfill the Company's matching contribution are released at the fair market value of those shares in the period in which they are allocated. The pre-tax difference between cost and fair market value of these allocated shares, which was $7.3 million, $8.2 million and $7.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, is recorded in Additional paid-in capital. The Company also uses the shares in the ESOP Trust to fund a portion of the Hercules Incorporated Profit Sharing Plan. Total shares allocated to fund these plan payments were 103,717 and 111,167 for the years ended December 31, 2005 and 2004, respectively. The unallocated shares held by the trust are reflected in Unearned compensation as a reduction in Stockholders' (deficit) equity on the balance sheet of $53.6 million and $66.4 million at December 31, 2005 and 2004, respectively. The unallocated shares have a cost basis of $31.625 per share.

         At December 31, 2005 and 2004, the ESOP Trust had $39.2 million and $51.2 million in long-term debt outstanding, respectively, under its loan agreement with the Company; the Company has an offsetting receivable in each year, which is eliminated upon consolidation.

	2005	2004
Allocated	1,458,065	1,464,530
Unallocated	1,695,387	2,099,176
Total shares held by ESOP Trust	3,153,452	3,563,706

         The Company's SIP related expense was approximately $4.0 million, $3.9 million and $3.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Hercules Incorporated
Notes to Consolidated Financial Statements

10.         Long-term Incentive Compensation Plans

         The Company's long-term incentive compensation plans provide for the grant of stock options and the award of common stock and other market-based units to certain key employees and non-employee directors. Restricted stock and other market-based units are awarded with respect to certain programs. During the restriction period, award holders have the rights of stockholders, including the right to vote and receive cash dividends, but they cannot transfer ownership and nonvested shares are subject to forfeiture. During 2005, the Company granted 197,229 options to its President and Chief Executive Officer, with a fair value of $1.1 million. The Company did not grant any stock options covered by SFAS 123, as amended by SFAS 148, to employees in 2004. During 2005 and 2004, the Company granted 27,000 and 21,000 options, respectively, to its non-employee directors and expensed $0.1 million in each year as the fair value of these stock options. Restricted stock awards under the Hercules Long-term Incentive Compensation Plan are recorded at the quoted market price (fair value) of the Company's stock on the grant date (measurement date). The number of awarded shares outstanding was 2,120,826 at December 31, 2005; 2,119,380 at December 31, 2004 and 1,299,214 at December 31, 2003.

         At December 31, 2005, under the Company's incentive compensation plans, 7,726,070 shares of common stock were available for grant as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. Regular stock options are granted at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance-accelerated stock options are also granted at the market price on the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular and performance-accelerated stock options expire 10 years after the date of grant.

         Restricted shares, stock options and performance-accelerated stock options are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement, or other specified events.

         The Company recognized $6.9 million, $3.1 million and $4.3 million of expense in 2005, 2004, and 2003, respectively, in connection with restricted stock awards.

         Below is a summary of outstanding stock option grants under the incentive compensation plans during 2003, 2004 and 2005:
	Regular		Performance Accelerated
	Number of Shares	Weighted- average Price	Number of Shares	Weighted-average Price
December 31, 2002	13,207, 634	$25.21	5,188,925	$43.91
Granted	21,000	10.09	-	-
Exercised	-	-	-	-
Forfeited	(922,075)	32.34	(409,225)	46.77
December 31, 2003	12,306,559	$24.47	4,779,700	$43.66
Granted	21,000	14.25	-	-
Exercised	(402,855)	11.48	-	-
Forfeited	(886,820)	33.19	(963,725)	38.25
December 31, 2004	11,037,884	$24.22	3,815,975	$45.03
Granted	224,229	14.01	-	-
Exercised	(200,752)	11.53	-	-
Forfeited	(2,679,349)	33.45	(2,473,860)	45.87
December 31, 2005	8,382,012	$21.31	1,342,115	$43.49

         The fair value of regular stock options granted during 2005, 2004 and 2003 using the Black-Scholes option pricing model was $5.13, $5.38 and $4.67 respectively. There were no performance-accelerated stock options granted during 2005, 2004 and 2003.

         As of December 31, 2005, 2004, and 2003, respectively, there were 8,162,583, 10,793,876, and 10,973,895 regular stock options exercisable at weighted-average share prices of $21.59, $24.50, and $26.09, respectively.

Hercules Incorporated
Notes to Consolidated Financial Statements

         At December 31, 2005, 2004 and 2003, respectively, there were no performance-accelerated stock options exercisable. Following is a summary of stock options outstanding at December 31, 2005:

	Outstanding Options			Exercisable Options
	Number Outstanding at 12/31/2005	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Number Exercisable 12/31/2005	Weighted- average Exercise Price
Regular Stock Options
$8.50 - $11.75	1,015,975	5.85	$11.18	988,975	11.19
$11.76 - $15.00	3,198,047	6.14	$11.24	2,979,818	11.97
$15.01 - $22.50	1,257,025	4.16	$17.12	1,257,025	17.12
$22.51 - $33.75	891,700	2.70	$26.01	891,700	26.01
$33.76 - $40.00	1,465,865	2.40	$38.50	1,486,665	38.51
$40.01 - $60.00	553,400	1.77	$49.30	558,400	49.31
	8,382,012			8,162,583
Performance-Accelerated Stock Options
$24.00 - $36.00	17,925	3.46	$31.27	-	-
$36.01 - $45.00	685,030	2.66	$38.25	-	-
$45.01 - $50.00	480,310	1.70	$47.48	-	-
$50.01 - $61.00	158,850	0.12	$55.36	-	-
	1,342,115			-	-

         The Company's Employee Stock Purchase Plan was originally a qualified non-compensatory plan, which allowed eligible employees to acquire shares of common stock through systematic payroll deductions. The plan was converted to a non-qualified employee stock purchase plan in 2001 and the shares were funded from treasury stock. The plan consisted of three-month subscription periods, beginning July 1 of each year. The purchase price was 85% of the fair market value of the common stock on either the first or last day of that subscription period, whichever was lower (the "look-back"). Purchases ranged from 2% to 15% of an employee's base salary each pay period, subject to certain limitations. Shares issued at December 31, 2001 under the qualified plan totaled 1,758,081. Pursuant to SFAS 123, the look-back constituted a stock option. The Company estimated and expensed the value of the option for the applicable subscription period using the Black-Scholes option pricing model. The expense attributable to the look-back provision was not significant. The 15% discount on the purchase price of the common stock was recognized as compensation expense for the non-qualified Employee Stock Purchase Plan. The plan was terminated effective April 1, 2004.

          The following weighted-average assumptions are used in determining the fair value of stock options and shares awarded under the Employee Stock Purchase Plan for 2005, 2004 and 2003:

	Dividend Yield	Risk-free Interest Rate	Expected Life	Expected Volatility
2005:
Regular Plan	0.00%	4.08%	6 yrs.	28.65%
Employee Stock Purchase Plan	NA	NA	NA	NA

2004:
Regular Plan	0.00%	3.73%	6 yrs.	31.22%
Employee Stock Purchase Plan	0.00%	1.00%	3 mos.	32.90%

2003:
Regular Plan	0.00%	3.54%	6 yrs.	42.79%
Employee Stock Purchase Plan	0.00%	1.00%	3 mos.	35.88%

         The pro forma effect on net (loss) income and (loss) earnings per share, assuming the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for all years reported, is presented in the Summary of Significant Accounting Policies.

Hercules Incorporated
Notes to Consolidated Financial Statements

11.         Asset Retirement Obligations

         In accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143” (“FIN 47”), the Company has recorded asset retirement obligations (“ARO”) in order to recognize legal obligations associated with the retirement of tangible long-lived assets. The most significant of these are primarily attributable to environmental remediation liabilities associated with current and former operations that were incurred during the course of normal operations. Other AROs are attributable to requirements to dismantle facilities and component assets upon their retirement as well as returning leased property to its original condition upon the expiration of their underlying lease terms.

         The Company has a substantial number of AROs that are conditional in nature. As required by FIN 47, the Company identified certain conditional AROs upon which it was able to reasonably estimate their fair value and recognized approximately $4.0 million as of December 31, 2005. Approximately $2.8 million was attributable to AROs that were triggered upon commitments by the Company to take certain actions, including demolition, renovation and other retirement-related activities. These actions include the centralization and consolidation of the Company’s U.S.-based research and development capabilities, the preparation of certain properties for sale or for alternative uses and the announced closure of the Pendlebury, UK manufacturing facility. Approximately $0.2 million relates to the required dismantlement of the Company’s manufacturing facilities in certain countries upon their ultimate retirement or land lease expiration dates. Additionally, approximately $1.0 million is attributable to conditional requirements for asset component retirements as well as circumstances in which the Company can reasonably estimate both the amount of the required settlement as well as the range of settlement dates.

         There are a number of remaining conditional AROs whereby the Company does not have sufficient information to estimate the fair value of the liabilities because the range of settlement dates has not been specified by others and/or cost estimates are not available to apply an expected present value technique. Most significant among these unrecognized conditional AROs are those attributable to the abatement of asbestos at manufacturing facilities, and environmental contamination. Asbestos is present in a substantial number of the Company’s facilities. In general, regulations in the U.S. and other countries do not require removal or abatement unless the condition is hazardous or if the structure or component is disturbed through such activities as renovation or demolition. As of December 31, 2005, the Company has no plans or commitments, other than those referenced above, to engage in such activities that would otherwise disturb the asbestos present in its facilities.

         With respect to environmental contamination, the Company operates within the requirements of numerous regulations at the local, state and national levels regarding issues such as the handling and disposal of hazardous chemicals, waste-water treatment and effluent and emissions limitations among others. From a practical standpoint, certain environmental contamination cannot be reasonably determined until a facility or asset is retired or an event occurs that otherwise requires the facility to be tested and monitored. In the absence of such requirements to test for environmental contamination prior to an asset or facility retirement, the Company has concluded that it cannot reasonably estimate the cost associated with such environmental-related AROs. In addition, the Company anticipates operating its manufacturing facilities indefinitely into the future thereby rendering the potential range of settlement dates as indeterminate.

         As of December 31, 2005, the Company has accrued a total of $90.3 million with respect to AROs. Approximately $21.6 million is included in Accrued expenses representing amounts to be settled during 2006 and the remaining $68.7 million is included in Deferred credits and other liabilities. The AROs have been recognized on a discounted basis using a credit-adjusted risk free rate. Accretion of the AROs is recorded in Other operating expenses for active, operating sites and facilities and Other expense, net for inactive sites associated with businesses that have been exited or divested.

Hercules Incorporated
Notes to Consolidated Financial Statements

         The following table provides a reconciliation of changes in the AROs during the period:

	Active Sites	Inactive Sites	Total
Balance at January 1, 2004	$7.5	$95.3	$102.8
Liabilities incurred	0.3	-	0.3
Accretion	0.3	1.6	1.9
Settlement payments	(1.0)	(12.5)	(13.5)
Changes in estimated obligations	(0.2)	4.2	4.0
Foreign currency translation	0.2	0.6	0.8
Balance at December 31, 2004	$7.1	$89.2	$96.3

Impact of FIN 47 adoption	4.0	-	4.0
Accretion	0.2	1.8	2.0
Settlement payments	(1.2)	(9.0)	(10.2)
Changes in estimated obligations	0.3	3.2	3.5
Transfers of obligations	-	(4.4)	(4.4)
Foreign currency translation	(0.2)	(0.7)	(0.9)
Balance at December 31, 2005	$10.2	$80.1	$90.3

         While not reflected in the table above, the Company has recognized approximately $17.6 million of obligations for which it is reasonably likely that the Company has incurred a liability for costs associated with environmental remediation or for the settlement of related litigation. Liabilities included in this amount are attributable to sites that the Company formerly owned as well as sites that the Company did not have an ownership interest therein, but was associated with activities at such sites, including landfills, waste sites and other similar properties. The most significant among these is approximately $15.0 million attributable to the Jacksonville, Arkansas site about which the Company has been litigating for several years (see Note 12).

12.         Commitments and Contingencies

Guarantees

         In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), disclosures about each group of similar guarantees are provided below:

     Indemnifications

         In connection with the sale of the Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale. These indemnifications typically pertain to environmental, tax, employee and/or product related matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to reimburse the buyer. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. As of December 31, 2005, the Company has recorded indemnifications totaling $40 million. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. Generally, there are no specific recourse provisions.

         In addition, the Company provides certain indemnifications in the ordinary course of business such as product, patent and performance warranties in connection with the manufacture, distribution and sale of its products and services. Due to the nature of these indemnities, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

Hercules Incorporated
Notes to Consolidated Financial Statements

     Debt Obligations

         The Company has directly guaranteed up to $44.2 million of various obligations under agreements with third parties related to subsidiaries and affiliates of which $14.5 million is outstanding. The outstanding balance reflects guarantees related to the debt of the following entities with maturities at various dates through 2006; $2.1 million for FiberVisions A/S, $2.8 million for Shanghai Hercules Chemical, $2.8 million for Hercules Taiwan and $0.8 million for Hercules Trading (Shanghai). The Company also guarantees $4.0 million related to a foreign-based pension plan with an indefinite term and $2.0 million related to debt obligations of previously disposed operations that expire in 2007. In addition to the aforementioned $4.0 million guarantee, the Company has provided approximately $2.5 million in collateral through a mortgage security related to the pension plan liability. Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.

     Intercompany Guarantees

         The Company and its subsidiaries have intercompany guarantees between and among themselves which aggregate approximately $191.2 million of which $155.7 million was outstanding as of December 31, 2005. These guarantees relate to intercompany loans used to facilitate normal business operations and have been eliminated from the Company's Consolidated Financial Statements.

Leases

         Hercules has operating leases (including office space, transportation and data processing equipment) expiring at various dates. Lease expense of $20.6 million, $22.1 million and $24.6 million in 2005, 2004 and 2003, respectively, is net of sub-lease income of $5.2 million, $5.4 million and $4.3 million in 2005, 2004 and 2003, respectively.

         At December 31, 2005, minimum rental payments under non-cancelable leases aggregated $155.4 million with offsetting subleases of $36.8 million. A significant portion of these payments relate to a long-term operating lease for corporate office facilities. The minimum payments over the next five years, net of minimum sublease receipts, are $19.6 million in 2006, $17.4 million in 2007, $16.9 million in 2008, $23.6 million in 2009, $12.0 million in 2010 and $29.1 million thereafter.

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

The range of the reasonably possible share of costs for the investigation and cleanup of current and former operating sites including those with identified asset retirement obligations and other locations where the Company may have a known liability, is between $107.9 million and $214.5 million as of December 31, 2005. In accordance with generally accepted accounting principles, the Company has accrued a liability of $107.9 million at December 31, 2005, representing the low end of the range, since no amount within the range is a better estimate than any other amount (see Note 11).  This accrued liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs.

Hercules Incorporated
Notes to Consolidated Financial Statements

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

United States, et al. v. Vertac Corporation, et al., USDC No. LR-C-80-109 and LR-C-80-110 (E.D. Ark.)

This case, a cost-recovery action based upon the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund statute”), as well as other statutes, has been pending since 1980, and involves liability for costs in connection with the investigation and remediation of the Vertac Chemical Company (“Vertac”) site in Jacksonville, Arkansas.  Hercules owned and operated the site from December 1961 until 1971. The site was used for the manufacture of certain herbicides and, at the order of the United States, Agent Orange.  In 1971, the site was leased to Vertac’s predecessor.  In 1976, Hercules sold the site to Vertac. The site was abandoned by Vertac in 1987, and Vertac was subsequently placed into receivership.  Both prior to and following the abandonment of the site, the EPA and the Arkansas Department of Pollution Control and Ecology (“ADPC&E”) were involved in the investigation and remediation of contamination at and around the site.  Pursuant to several orders issued under CERCLA, Hercules actively participated in many of these activities.  The cleanup is essentially complete, except for certain on-going maintenance and monitoring activities.  This litigation primarily concerns the responsibility and allocation of liability for the costs incurred in connection with the activities undertaken by the EPA and the ADPC&E.

The procedural history of this litigation is discussed in greater detail in the Company’s periodic reports previously filed with the SEC. In summary, in 1999, the District Court finalized a ruling holding Hercules and Uniroyal jointly and severally liable for approximately $100 million in costs incurred by EPA, as well as costs to be incurred in the future. In 2000, the District Court allocated 2.6% of such amounts to Uniroyal and 97.4% of such amounts to Hercules. Both Hercules and Uniroyal appealed those rulings to the US Court of Appeals for the Eighth Circuit. In 2001, the Appeals Court reversed the District Court’s rulings as to joint and several liability and allocation, and remanded the case back to the District Court for several determinations, including a determination of whether the harms at the site giving rise to the EPA’s claims were divisible. The trial on remand occurred in late 2001.

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

Hercules Incorporated
Notes to Consolidated Financial Statements

Alleghany Ballistics Laboratory

The Alleghany Ballistics Laboratory (“ABL”) is a government-owned facility which was operated by Hercules from 1945 to 1995 under contract with the United States Department of the Navy. The Navy has notified Hercules that it would like to negotiate with Hercules with respect to certain environmental liabilities which, the Navy alleges, are attributable to Hercules’ past operations at ABL. During the course of discussions, the Navy has stated that, pursuant to CERCLA, it has spent a total of approximately $25.0 million and expects to spend an additional $44.0 million over the next 10 years. The Company has conducted an investigation of the Navy’s allegations, including the basis of the Navy’s claims, and believes the contracts with the government pursuant to which the Company operated ABL may provide the Company with a defense from some or all of the amounts sought. The Company has exchanged information with the Navy and discussions with the Navy are continuing. At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported above.

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

Clean Air Act Notice of Violation

On December 23, 2005, EPA Region III issued a Notice of Violation to the Company and to Eastman Company (Eastman) that alleges various violations of the Clean Air Act, primarily focused on the Act’s requirements governing emissions of volatile organic compounds, at a manufacturing facility located in West Elizabeth, PA. (In the Matter of Eastman Company and Hercules Incorporated, EPA Region III, Docket No. CAA-III-06-011.) That facility was sold to Eastman as part of the Company's divestiture of its Resins business in May 2001. EPA has not specifically made a demand for monetary penalties upon the Company and Eastman. The Company is in the process of investigating the allegations set forth in the Notice of Violation.

Litigation

The Company is involved in litigation arising out of or incidental to the conduct of its business.  Such litigation typically falls within the following broad categories:  environmental (previously discussed); antitrust; commercial; intellectual property; labor and employment; personal injury; property damage; product liability; and toxic tort. These matters typically seek unspecified or large monetary damages or other relief. While it is not feasible to predict the outcome of all pending matters, the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period. While the Company is involved in numerous matters, the following matters are described below because they are currently viewed by management as potentially material. From time to time, management may determine (based on further analysis or additional information that becomes available through discovery or otherwise) that other matters are or have become potentially material to the Company. As appropriate, descriptions of such matters will be included in the periodic report following such determination. Occasionally, management may not determine that a matter is material until it has been settled or otherwise resolved. In such a situation, that matter may not have been described in the Company’s periodic reports prior to such settlement or resolution, but the impact of such settlement or resolution would be reflected in the financial statements included in the periodic report following such settlement or resolution.

Hercules Incorporated
Notes to Consolidated Financial Statements

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

As of December 31, 2005, there were approximately 29,875 unresolved claims, of which approximately 995 were premises claims and the rest were products claims.  There were also approximately 1,775 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  In addition, as of December 31, 2005, there were approximately 687 claims which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.

Between January 1, 2005 and December 31, 2005, the Company received approximately 4,408 new claims. During that same period, the Company spent approximately $37.5 million on these matters, including approximately $27.7 million in settlement payments and approximately $9.8 million for defense costs.

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

Effective August 23, 2004, the Company entered into a comprehensive confidential settlement agreement with respect to those insurance policies issued by certain underwriters at Lloyd’s, London, and reinsured by Equitas Limited and related entities (“Equitas”) (the “First Settlement Agreement”).  As part of that settlement, Equitas paid $30.0 million to the Company and placed $67.0 million into a trust set up to reimburse the Company for a portion of the costs incurred by the Company to defend and resolve certain asbestos claims, subject to certain monthly monetary limitations.  In exchange, the Company released the underwriters from past, present and future claims under those policies, agreed to the cancellation of those policies, and agreed to indemnify the underwriters from any claims asserted under those policies. In addition, the Company agreed that if federal asbestos reform legislation is enacted into law on or prior to January 3, 2007, the Company will be required to return any funds remaining in the trust to Equitas should certain criteria be met.  If such legislation is not enacted by that date, any funds remaining in the trust will be available to the Company to pay asbestos-related liabilities or to use for other corporate purposes. The Company has and continues to reimburse itself from the trust for a portion of the monies spent to defend and resolve certain asbestos claims. As of February 21, 2006, $51.2 million remains in the trust.

In addition, effective October 8, 2004, the Company entered into a comprehensive confidential settlement agreement with respect to certain insurance policies issued by various insurance companies operating in the London insurance market, and by one insurance company located in the United States (the “Second Settlement Agreement”).  Under the terms of the Second Settlement Agreement, the participating insurers agreed to place into trust over a four year period commencing in January 2005 and ending in 2008 monies which will ultimately total approximately $102.2 million.  In exchange, the Company released the insurers from past, present and future claims under those policies, agreed to the cancellation of those policies, and agreed to indemnify the insurers from any claims asserted under those policies. The trust funds have been and are continuing to be used to reimburse the Company for costs it incurs to resolve asbestos claims.  Any funds remaining in trust subsequent to December 31, 2008 may be used by the Company to pay both asbestos-related claims and non-asbestos related claims.  As of February 21, 2006, $66.1 million of the $102.2 million has been placed into the trust, of which $34.6 million remains in the trust.

The Company also reached settlement agreements with additional insurers whose level of participation in the Company’s insurance program is substantially lower than the aggregate participation of the insurers referred to above (the “Other Settlement Agreements”). Pursuant to the Other Settlement Agreements, the Company has released or partially released its rights to coverage under insurance policies issued by such insurers.  The Company has received all amounts due under the Other Settlement Agreements.

Hercules Incorporated
Notes to Consolidated Financial Statements

In addition, effective October 13, 2004, the Company reached a confidential settlement agreement with the balance of its solvent excess insurers whereby a significant portion of the costs incurred by the Company with respect to future asbestos product liability claims will be reimbursed, subject to those claims meeting certain qualifying criteria (the “Future Coverage Agreement”).  That agreement is not expected to result in reimbursement to the Company, however, unless and until defense costs and settlement payments for qualifying asbestos products claims paid by the Company subsequent to the effective date of the agreement aggregate to approximately $330 million to $370 million, with the foregoing approximation based on various assumptions, including that there are sufficient qualifying claims to require such payments, that for such qualifying claims the time periods of each claimant’s alleged exposure to asbestos products falls within the time periods covered by the participating insurers’ policies, and that each of the participating insurers remain solvent and honor their commitments under the terms of the Future Coverage Agreement.  The Company expects that such amounts, if required to be paid, would be paid by the Company using monies from the above settlements and from other sources.  If and when such amounts are paid by the Company, the insurers’ obligations pursuant to the terms of the Future Coverage Agreement would be triggered, and the participating insurers would thereafter be required to pay their allocated share of defense costs and settlement payments for asbestos product liability claims that qualify for reimbursement subject to the limits of their insurance policies, which limits are believed to be sufficient to cover the insurers’ allocated shares of an amount that exceeds the high end of the reasonably possible range of financial exposure described below.  The Company will be responsible for payment of the share of such costs and payments that are not reimbursed by the participating insurers pursuant to the terms of the Future Coverage Agreement, as well as for such costs and payments for those claims that do not qualify for reimbursement under the terms of the Future Coverage Agreement.  Should asbestos reform legislation be passed, some or all of the obligations under the Future Coverage Agreement will be suspended for so long as such legislation remains in effect.

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

Hercules Incorporated
Notes to Consolidated Financial Statements

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

In October 2004, the Company first commissioned a study of its asbestos-related liabilities by a recognized expert at a major national university, who is a member of the American Academy of Actuaries with broad experience in estimating such liabilities.  Since that time, such study has been updated several times to take into account the then most current data concerning, among other factors, the Company’s claims and payment experience. In January 2006, the study was updated again and, as a result, the reasonably possible exposure for these matters as of December 31, 2005 was revised to a range of $270 million to $790 million, an increase from the previously established range.  Due to inherent uncertainties in estimating the timing and amounts of future payments, the foregoing range does not include the effects of inflation and has not been discounted for the time value of money.  In addition, the range of financial exposures set forth above does not include estimates for future legal costs. It is the Company’s policy to expense these legal costs as incurred.  As stated above, the Company presently believes that the majority of this range of financial exposures will ultimately be funded by the settlements which it has made with the Company’s insurers.  Cash payments related to this exposure are expected to be made over an extended number of years and actual payments, when made, could be for amounts in excess of the range due to potential future changes in estimates as well as the effects of inflation.

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

The findings of the updated study referenced above identified a range of the Company’s reasonably possible financial exposure for these asbestos-related matters.  The Company adjusted its accrual for present and future potential asbestos claims before anticipated insurance recoveries at December 31, 2005 to $270.0 million, reflecting the low end of the range noted above in accordance with generally accepted accounting principles (since no amount within the range is a better estimate than any other amount).

Hercules Incorporated
Notes to Consolidated Financial Statements

The following table presents the beginning and ending balances and balance sheet activity for the Company’s asbestos-related accounts for the year ended December 31, 2005.

	Balance January 1, 2005	Interest Income/ Additional Accruals	Insurance Recovered/ Liabilities Settled	Accretion/ Reclassifi- cation	Balance December 31, 2005
Asbestos-related assets:
Insurance receivable	$6.3	$(0.3)	$(6.0)	$-	$-
Asbestos-related assets, current	6.3	(0.3)	(6.0)	-	-
Insurance receivable	98.9	-	(35.3)	1.6	65.2
Restricted cash in trust (1)	63.6	1.8	(9.9)	-	55.5
Asbestos-related assets, non-current	162.5	1.8	(45.2)	1.6	120.7
Total asbestos-related assets	$168.8	$1.5	$(51.2)	$1.6	$120.7
Asbestos-related liabilities:
Asbestos-related liabilities, current	$46.8	$-	$(27.7)	$17.3	$36.4
Asbestos-related liabilities, non-current	213.4	37.5	-	(17.3)	233.6
Total asbestos-related liabilities	$260.2	$37.5	$(27.7)	$-	$270.0

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

Of note, in April, May and June 2005, respectively, Georgia, Texas and Florida passed legislation aimed at reforming the way that civil asbestos litigation is handled in the courts of those states.  In general, such legislation establishes medical criteria which define whether a claimant has a physical impairment allegedly caused by exposure to asbestos, and defers the claims of those claimants who have no or minimal physical impairment, while allowing the claims of claimants who have an alleged physical impairment to proceed. While it is too early to tell what impact these legislative enactments will have or whether or to what extent these legislative enactments will survive any legal challenges to their constitutionality or applicability, the Company is optimistic that, over time, the net effect of these legislative enactments will be beneficial, although there can be no assurance that the effect of such laws will be beneficial. Of the state legislative reforms that have passed to date, the Texas legislation appears to have the most potential significance to the Company because of the number of claims historically filed and currently pending in Texas and the amount of money spent to date to defend and resolve claims filed in Texas. The Texas legislation, which became effective on September 1, 2005, largely applies to claims pending as of or filed after December 1, 2005. In addition to the medical criteria described above, the Texas legislation also prevents the “bundling” of groups of claims. While the Company is optimistic that, over time, the net effect of the Texas legislation will be beneficial, there can be no assurance that the legislation will have such effect. The Company continues to closely follow the federal legislative developments in the United States Senate as efforts to develop a comprehensive national solution to the asbestos litigation problem proceed. Should the current proposed version of the Fairness in Asbestos Injury Resolution Act (also referred to as the FAIR Act) become law, civil litigation of asbestos bodily injury lawsuits in state and federal courts would end or abate and would be replaced by a national trust fund. While the Company believes that the current version of the FAIR Act, if enacted into law, would be beneficial, there can be no assurance that the effect of such legislation would be beneficial, nor can there be any assurance that such proposed legislation will be enacted into law.

Composite Products Antitrust and Qui Tam Matters

Commencing in 1999, the Company was one of several companies sued in a series of civil antitrust and related lawsuits concerning the pricing and sale of carbon fiber and carbon prepreg products (together referred to as “carbon fiber products”). These products were manufactured and sold by the Company’s former Composite Products division, which division was sold to Hexcel Corporation in 1996. These lawsuits encompassed the following: (a) a federal class action brought on behalf of direct purchasers of carbon fiber products captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California; (b) a total of nine California state purported class actions brought on behalf of indirect purchasers of carbon fiber products, all consolidated under the caption Carbon Fiber Cases I, II, and III, Judicial Council Coordination Proceeding Nos. 4212, 4216

Hercules Incorporated
Notes to Consolidated Financial Statements

and 4222, Superior Court of California, County of San Francisco; (c) a Massachusetts state purported class action brought on behalf of indirect purchasers of carbon fiber products captioned Saul M. Ostroff, et al. v. Newport Adhesives, et al., Civil Action No. 02-2385, Superior Court of Middlesex County; and (d) a lawsuit brought by Horizon Sports Technologies, a company that had “opted out” of the federal class action lawsuit referred to above and captioned Horizon Sports Technologies, Inc. v. Newport Adhesives and Composites, Inc., et al., Case No. CV02-8126 FMC (RNEX), U.S. District Court, Central District of California, Western Division.  In addition, the Company and the other defendants in the foregoing lawsuits were sued in a related “Qui Tam” action captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al., (Civil Action No. 99 CV 1557 JM JAH), which lawsuit was originally filed under seal in 1999 pursuant to the False Claims Act, 31 U.S.C. Section 729 et seq. Throughout 2005, the Company entered into agreements to resolve each of the foregoing lawsuits, and the results of such settlements are reflected in the Company’s financial statements with such amounts not yet paid reflected in the paragraph below entitled “Amounts Accrued for Non-Asbestos Litigation.” At this time, all of the forgoing lawsuits have been resolved except for the Massachusetts state purported class action, where a settlement in principle has been reached, and except as described in the following sentence. One of the Company's customers has “opted-out” of the Federal and California state class actions  referred to above, and the Company anticipates that this will result in an additional claim by such customer. Each of the foregoing lawsuits have been resolved by the Company without any admission of liability and each of the settlements was entered into by the Company in order to avoid the risks, uncertainties and costs inherent in litigation.

In December 2004, the Company filed a lawsuit against Hexcel Corporation (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, Index No. 04/604098) seeking indemnification for the settlements described above.  The lawsuit against Hexcel is based on the terms of the purchase and sale agreement by which the Company sold to Hexcel its Composite Products division in 1996.  In response, Hexcel Corporation has denied liability and has filed a counter-claim also seeking indemnification.  That lawsuit is proceeding through discovery.

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

Since 1998, the Company has been sued in approximately twenty-eight lawsuits (including two purported class actions) where plaintiffs allege that exposure to Agent Orange caused them to sustain various personal injuries.  On February 9, 2004, the U.S. District Court for the Eastern District of New York issued a series of rulings granting several motions filed by defendants in the two cases that had been remanded to the U.S. District Court by the U.S. Court of Appeals for the Second Circuit on remand from the U.S. Supreme Court (In re: “Agent Orange” Product Liability Litigation: Joe Isaacson, et al v. Dow Chemical Company, et al. and Daniel Raymond Stephenson, et al. v. Dow Chemical Company, et al.  (MDL 381, CV 98-6383 (JBW), CV 99-3056 (JBW))).  In relevant part, those rulings held that plaintiffs’ claims against the defendant manufacturers of Agent Orange that were brought in the state courts are properly removable to federal court under the “federal officer removal statute” and that such claims are subject to dismissal by application of the “government contractor defense.”  The Court then dismissed plaintiffs’ claims, but stayed its decision to allow plaintiffs to obtain additional discovery and to move for reconsideration of the Court’s decision.  A hearing on the motion for reconsideration was held on February 28, 2005.  By Orders dated March 2, 2005, the Court denied reconsideration, lifted the stay of the earlier decision, and dismissed plaintiffs’ claims in all of the lawsuits that were before the Court at that time.  Plaintiffs have appealed those dismissals to the United States Court of Appeals for the Second Circuit.

Hercules Incorporated
Notes to Consolidated Financial Statements

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

In addition, in 1999, approximately 17,200 Korean veterans of the Vietnam War filed suit in the 13th Civil Department of the District Court in Seoul, Korea, against The Dow Chemical Company (“Dow”) and Monsanto Company (“Monsanto”) for their alleged injuries from exposure to Agent Orange. These lawsuits were filed under various captions, including Dong Jin Kim and 9 others, 99 Gahap 84123, Il Joo La and 9 others, 99 Gahap 84147, and Dae Jin Jang, 99 Gahap 84130. Following the commencement of those lawsuits, Dow and Monsanto petitioned the court to issue Notices of Pendency to each of the non-defendant manufacturers of Agent Orange, including the Company, in an attempt to bind those companies to factual and legal findings which may be made in the Korean courts if Dow and Monsanto are held liable to plaintiffs and sue those companies for contribution. Thereafter, the Company was served with such notices through diplomatic channels. In 2002, the District Court dismissed the plaintiffs' claims, and the plaintiffs appealed. Based on news stories only (because the Company has not yet received a copy of the Court’s opinion), on January 26, 2006, the intermediate appellate court in Seoul reversed the District Court and awarded damages of $65.2 million plus pre- and post-judgment interest to approximately 6,800 of the approximately 17,200 plaintiffs that filed these lawsuits. The Company has been informed that Dow and Monsanto intend to appeal. If Dow and Monsanto are not successful on appeal, it is possible that they might initiate an action seeking contribution from the non-defendant manufacturers of Agent Orange, including the Company. Further, if the intermediate appellate court’s decision is ultimately upheld, it is possible that new lawsuits could be brought in Korea against the Agent Orange manufacturers, including the Company, by other Korean veterans of the Vietnam War.

The Company believes that it has substantial meritorious defenses to all of the Agent Orange-related claims described above and those that may yet be brought.  To that end, the Company denies any liability to plaintiffs, and will vigorously defend all actions now pending or that may be brought in the future.

Other Litigation

In November 2002, an action for declaratory judgment was filed in the U.S. District Court for the District of Delaware under the caption of Atofina Chemicals, Inc. and Atofina v. Hercules Incorporated (Civil Action No. 02-1613).  In this action, Atofina sought a declaratory judgment that the Company cannot recover antitrust damages for purchases of monochloroacetic acid (“MCAA”) that the Company made outside of the United States or for purchases from producers of MCAA not alleged to have participated in any conspiracy to fix prices and allocate the market for MCAA.  In response, the Company filed a counter-claim, seeking damages from and injunctive relief against Akzo Nobel Chemicals, Atofina Chemicals, Hoechst AG, Hoechst Celanese, Clariant and others related to the fixing of prices of MCAA and sodium monochloracetate from approximately 1995 through 2000.  In January 2006, the Company reached a settlement in principle with the last of the parties with whom the Company had not previously settled.  While the terms of those settlements are confidential, each resulted in payments to the Company.

The Company is one of several defendants that had been sued by over 2,000 individuals in a series of lawsuits, including a purported class action lawsuit, captioned Jerry Oldham, et al. v. The State of Louisiana, et al., Civil Action No. 55,160, John Capone, et al. v. The State of Louisiana, et al., Civil Action No. 56,048C, and Georgenner Batton, et al. v. The State of Louisiana, et al., Civil Action No. 55,285, all brought in the 18th Judicial District Court, Parish of Iberville, Louisiana. The purported class members and plaintiffs, who claimed to have worked or lived at or around the Georgia Gulf facility in Iberville Parish, Louisiana, alleged injury and fear of future illness from the consumption of contaminated water and, specifically, elevated levels of arsenic in that water.  As to the Company, plaintiffs alleged that the Company itself and as part of a joint venture operated a nearby plant and, as part of those operations, used a groundwater injection well to dispose of various wastes, and that those wastes contaminated the potable water supply at Georgia Gulf.  In August 2005,

Hercules Incorporated
Notes to Consolidated Financial Statements

the Company and several other defendants entered into an agreement in principle to settle these matters with the Company agreeing to pay $1,412,000. That settlement, which will be structured as a class action settlement and which was agreed to by the Company without any admission of liability, is pending Court approval.

On May 7, 2004, Ciba Specialty Chemicals Corporation (“Ciba”) filed a Complaint against Hercules Incorporated and Cytec Industries, Inc. (“Cytec”) in the United States District Court for the District of Delaware alleging infringement of two patents owned by Ciba (Ciba Specialty Chemicals Corporation v. Hercules Incorporated and Cytec Industries, Inc., C.A. No. 04-293 (KAJ)). The two patents in question are U.S. Patent 5,167,766 (issued on December 1, 1992) entitled “Charged Organic Polymer Microbeads in Paper Making Process” and U.S. Patent 5,171,808 (issued on December 15, 1992) entitled “Cross-linked Anionic and Amphoteric Polymeric Microparticles.” The alleged conduct relates to the manufacture, use, sale and offer to sell of certain products of the Company’s Pulp and Paper division. Ciba seeks to enjoin alleged continued infringement, obtain a judgment that the defendants have infringed the patents, and obtain an award of damages and reasonable attorney’s fees.  In June 2005, Hercules filed a motion for leave to file an Amended Answer and Counterclaims alleging, in relevant part, that Ciba’s patents are invalid and unenforceable, and seeking a declaratory judgment as to invalidity. In October 2005, that motion was granted by the Court. The Company believes that there are substantial meritorious defenses to this action, and has denied liability to Ciba and will vigorously defend against this action. The Company has agreed to indemnify Cytec with respect to the patent infringement charges.  Discovery has closed and various motions for summary judgment have been filed by the parties but have not yet been ruled upon by the Court. Trial has been scheduled to begin on August 14, 2006.

In June 2004, a purported class action captioned Charles Stepnowski v. Hercules Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules’ Vice President Human Resources, Civil Action No. 04-cv-2296, was filed in the United States District Court, Eastern District of Pennsylvania. The Stepnowski lawsuit seeks the payment of benefits under the Pension Plan of Hercules Incorporated (the “Plan”), and alleges violations of the Employee Retirement Income Security Act, 29 U.S.C. §1001 et seq. (“ERISA”).  Under the Plan, eligible retirees of the Company may opt to receive a single cash payment of 51% of the present value of their accrued benefit (with the remaining 49% payable as a monthly annuity).  In the Stepnowski lawsuit, it is alleged that the Company’s adoption of a new interest rate assumption used to determine the 51% cash payment constitutes a breach of fiduciary duty and a violation of the anti-cutback requirements of ERISA, the Internal Revenue Code and the terms of the Plan, and that its communications to employees concerning the new interest rate assumption constitute a breach of fiduciary duty. The Stepnowski lawsuit seeks the payment of additional benefits under ERISA (as well as costs and attorneys fees), seeks to compel the Company to use an interest rate assumption that is more favorable to eligible retirees, and seeks to establish a class comprised of all Plan participants who retired (or who will retire) on or after December 1, 2001.  By Memorandum and Order dated May 26, 2005, the Court denied without prejudice plaintiff’s motion for class certification and dismissed plaintiff’s anti-cutback claim, but allowed plaintiff’s claim for benefits and breach of fiduciary duty to proceed.  In December 2005, a virtually identical purported class action lawsuit was filed in the same Court in a matter captioned Samuel J. Webster, et al. v. Hercules, Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules’ Vice President Human Resources, Civil Action No. 05-6404. In January 2006, the Court consolidated both the Stepnowski and Webster lawsuits for discovery and trial and set both cases for trial on March 27, 2006. The Company denies all liability, and intends to vigorously defend this action.

Acevedo, et al. v. Union Pacific Railroad Company, et al., Case No. C-4885-99-F. 332nd Judicial District Court, Hidalgo County, Texas (2001) is a mass toxic tort lawsuit alleging pesticide exposure relating to operations at a former pesticide formulation facility in Mission, Texas.  There are currently approximately 1,700 plaintiffs and approximately 30 defendants, including the Company.  Plaintiffs include former workers at the pesticide formulation facility, and persons who currently reside, or in the past resided, near the facility.  All plaintiffs allege personal injuries and some plaintiffs also allege property damage.  The vast majority of the plaintiffs allege residential exposure to a variety of pesticide and chemical products as a result of leaks, spills, flooding, and airborne emissions from the pesticide formulation facility.  It is alleged that certain of the Company’s products were sold to or used by the pesticide formulation facility prior to its ceasing operations in 1967.  In November 2004, Defendants filed a Petition for a Writ of Mandamus in the Texas Supreme Court seeking to set aside an order consolidating the claims of certain plaintiffs for trial, and seeking to require the plaintiffs to provide certain evidence of exposure and injury before being permitted to proceed in court. In response, the Texas Supreme Court issued a partial stay of the underlying litigation. In November 2005, oral argument with respect to Defendants’ Petition for Writ of Mandamus was held before the Texas Supreme Court. No decision has yet been rendered with respect to that petition. The Company denies any liability to plaintiffs and intends to vigorously defend these matters.

Hercules Incorporated
Notes to Consolidated Financial Statements

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

Amounts Accrued for Non-Asbestos Litigation

During the period January 1, 2005 through December 31, 2005, the Company incurred charges totaling $16.5 million and paid $28.4 million in settlement payments with respect to the settlement of non-asbestos and non-environmental litigation, including matters described above. The December 31, 2005 Consolidated Balance Sheet reflects a current liability of $3.5 million for non-asbestos and non-environmental related litigation matters, representing management’s best estimate of the probable and reasonably estimable losses for such matters. While it is not feasible to predict the outcome of all pending legal proceedings, it is reasonably possible that an exposure to loss exists in excess of the amounts accrued for these and other matters, and the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

13.        Series Preferred Stock

         There are 2,000,000 shares of series preferred stock without par value authorized for issuance, none of which have been issued.

14.         Common Stock

         Hercules common stock has a stated value of $25/48, and 300,000,000 shares are authorized for issuance. At December 31, 2005, a total of 24,344,057 shares were reserved for issuance for the following purposes: 9,724,127 shares for the exercise of awards under the Stock Option Plan; 7,726,070 shares for awards under incentive compensation plans; 172,550 shares for conversion of debentures; and 6,721,310 shares for exercise of the warrant component of the CRESTS Units.

         In 1991, the Board of Directors authorized the Company to repurchase up to 74,650,000 shares under its stock repurchase program. Total shares reacquired pursuant to this program were 66,614,242, at an average price of $37.31 per share. The program was suspended in 1999.

15.         Accumulated Other Comprehensive Loss

         The components of Accumulated other comprehensive loss are as follows:

	(Dollars in millions)
	December 31,
	2005	2004	2003
Additional minimum pension liability, net of tax	$(417.6)	$(373.3)	$(345.1)
Foreign currency translation adjustment	30.3	96.9	27.2
Other, net of tax	(0.3)	-	-
	$(387.6)	$(276.4)	$(317.9)

          The tax impact of charges to the above components of Accumulated other comprehensive loss for the years ended December 31, 2005, 2004 and 2003 is summarized in Note 7.

Hercules Incorporated
Notes to Consolidated Financial Statements

16.         Additional Balance Sheet Detail
	(Dollars in millions)
	2005	2004
Property, plant and equipment:
Land	$10.6	$19.6
Buildings and equipment	1,613.6	1,998.9
Construction in progress	38.0	70.8
Total	1,662.2	2,089.3
Accumulated depreciation	(1,126.8)	(1,393.9)
Property, plant and equipment, net	$535.4	$695.4

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $80.5 million, $74.9 million and $73.2 million, respectively.

	(Dollars in millions)
	2005	2004
Other current assets:
Value-added tax receivable	$13.1	$4.4
Federal tax receivable	12.6	12.6
Supplier rebates receivable	0.3	14.6
Assets held for sale	0.2	5.8
Other	21.9	16.4
	$48.1	$53.8

Assets held for sale at December 31, 2005 includes surplus land at the Company’s manufacturing sites located in Savannah, Georgia, Sobernheim, Germany and Tarragona, Spain. Also included is surplus land at several of the Company’s former operating sites in both domestic and foreign locations. The combined carrying value of these properties is $0.2 million. Marketing efforts that are currently underway are expected to result in dispositions during 2006. Assets held for sale at December 31, 2004 included the Company’s former sites in Langhorne, Pennsylvania and Burlington, New Jersey. These properties were subsequently sold in 2005 for $6.4 million and $6.8 million, respectively. In addition to the cash proceeds for the Burlington property, an asset retirement obligation of $4.4 million attributable to the remediation of soil and groundwater contamination was assumed by the buyer.

	(Dollars in millions)
	2005	2004
Deferred charges and other assets:
Tax deposits	$66.1	$89.1
Capitalized software, net	62.6	73.2
Prepaid pension assets	42.4	7.0
Cash surrender value of life insurance policies	21.4	19.4
Unamortized debt issuance costs	10.3	14.2
Investments	9.8	6.0
Unrecognized prior period service costs	0.4	3.6
Other	32.1	33.0
	$245.1	$245.5

Hercules Incorporated
Notes to Consolidated Financial Statements

      Amortization expense of capitalized software, including related development costs, was $15.3 million, $15.0 million and $13.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

	(Dollars in millions)
	2005	2004
Accrued expenses:
Compensation and benefits	$37.0	$45.0
Current portion of postretirement benefits	23.5	23.5
Current portion of asset retirement obligations	21.6	19.3
Severance and other exit costs	16.6	5.8
Income taxes payable	14.5	4.7
Interest payable	12.9	12.8
Current deferred income taxes	12.9	7.5
Sales rebate accrual	9.3	11.1
Current pension liability	6.2	7.1
Litigation accrual	3.5	18.0
Current portion of deferred rent	3.0	3.2
Other taxes payable	2.3	1.7
Other	56.0	52.4
	$219.3	$212.1

Deferred credits and other liabilities:
Non-current income tax liabilities	$95.7	$108.0
Asset retirement obligations - non-current	68.7	77.0
Indemnifications	40.0	40.0
Deferred rent	30.6	35.7
Environmental accrual	17.6	2.8
Workers compensation	14.6	21.9
Other	23.3	24.5
	$290.5	$309.9

17. Restructuring Programs

       During the year ended December 31, 2005, the Company executed a number of restructuring and rationalization programs designed to improve organizational efficiency in all key phases of operations, including research and development, regional and functional management, global sales and marketing, manufacturing, and corporate support. The actions were consistent with long-range plans to reposition the Company’s operations to capitalize on strategic market opportunities on both a regional as well as a product and service offering basis.

       At the end of 2004, the Company announced the first phase of its program to realign and consolidate its significant research and development efforts into regional centers in Europe and North America, respectively. In connection with that program, the Company closed its research facility in Barneveld, The Netherlands during the third quarter of 2005. The Company terminated approximately 50 employees at the Barneveld facility and relocated 8 employees to the Company’s Helsingborg, Sweden site, which will now serve as the primary center for Pulp and Paper application activities in Europe. The Company recognized approximately $3.0 million in severance charges and benefits, incurred ratably over the service period from the announcement date through closure in September 2005 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The Company recognized an additional $1.4 million as incurred in connection with other exit costs related to the closure of the Barneveld facility.

       The second phase of the research realignment and consolidation program began during the fourth quarter of 2005 with the announcement of the Company’s intention to close its Jacksonville, Florida facility which houses certain research and development capabilities specific to pulp and paper technology including a small scale pilot plant. Concurrent with that action and in connection with a grant received from the State of Delaware, the Company announced plans to substantially expand and upgrade its research facility in Wilmington, Delaware. The plan includes the transfer of certain employees and equipment from the Jacksonville facility to the Wilmington facility. The Company plans to terminate approximately 60 employees at the Jacksonville site and recognized a charge of $0.3 million during the fourth quarter of 2005. In accordance with SFAS 146, the Company will recognize approximately $2.0 million of additional charges during 2006 as

Hercules Incorporated
Notes to Consolidated Financial Statements

the activities are terminated and the site is prepared for closure. While the Wilmington site is undergoing expansion and will eventually increase its headcount, certain functions were realigned, resulting in the elimination of approximately 10 positions for which a charge of approximately $0.5 million was recognized in accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”).

       As a result of these actions, the Company accelerated the depreciation of its facilities in Barneveld and Jacksonville through the periods prior to their estimated closure. The Company also accelerated the depreciation of certain assets at the Wilmington facility for the period prior to their demolition or reconfiguration. As of December 31, 2005, the Jacksonville site is still in operation and will continue through a portion of 2006, during which accelerated depreciation will continue.

        Throughout 2005, the Performance Products segment engaged in significant actions designed to realign its global marketing infrastructure and de-layer management as part of its strategic plans and to improve responsiveness to emerging market trends and opportunities. Accordingly, the Company eliminated approximately 80 positions worldwide and recognized charges for severance and related benefits of $14.5 million in accordance with SFAS 112. Of the total, approximately $12.7 million was attributable to the Pulp and Paper division and the remaining $1.8 million was attributable to the Aqualon division.

       The Performance Products restructuring activities also included the rationalization of certain manufacturing assets. The Company closed its Pandaan, Indonesia manufacturing facility concurrent with the strategic realignment of its Pulp and Paper division in the Asia Pacific region. In connection with the closing, the Company terminated approximately 50 employees and recognized severance and related benefits charges of approximately $0.2 million and $0.4 million, respectively, in accordance with SFAS 146 and SFAS 112. The Company also announced its intention to close its Pendlebury manufacturing facility in the United Kingdom during 2006 as part of the Pulp and Paper strategic realignment in Europe. As a result of this action, the Company recognized a SFAS 112 charge of $1.3 million related to the termination of approximately 40 employees. Also during 2005, the Aqualon division terminated 7 employees in connection with a program at its Parlin, New Jersey manufacturing facility resulting in the accrual of approximately $0.3 million of SFAS 146 charges which were recognized during the period in which certain energy-related assets were taken out of service. The Company accelerated the depreciation of its Pandaan and Pendlebury manufacturing facilities during the periods of continued operational use prior to estimated closure. As of December 31, 2005, the Pendlebury site is still in operation and will continue as such into 2006. Accordingly, accelerated depreciation charges are expected to continue until their estimated closure dates during 2006.

       Both the Pinova and FiberVisions divisions executed plans to curtail certain production activities and reduce headcount at their manufacturing facilities in North America and Europe. In November, Pinova announced its intention to exit the Terpenes Specialties business in early 2006. The Company accrued SFAS 112 charges of approximately $3.4 million in connection with the termination of approximately 70 employees at the Brunswick, Georgia manufacturing facility. As a result of this action, an impairment charge was recorded for certain assets directly attributable to the production of those products at the Company’s Brunswick, Georgia manufacturing facility. Additionally, Pinova recorded an impairment charge at the Company’s Hattiesburg, Mississippi manufacturing facility attributable to the termination of production of certain rosins which serve as an intermediate to other finished products, as well as $0.2 million charged as incurred in connection with the termination of a product distribution agreement as an exit cost pursuant to SFAS 146.

       Primarily as a result of declining market demand for certain products, FiberVisions ceased production on certain lines at its facilities in North American and reduced headcount at its Varde, Denmark manufacturing facility resulting in the termination of approximately 80 employees and the accrual of SFAS 112 severance and related benefit charges of $3.4 million.

       The Company also recorded write-downs in the value of certain inventories and spare parts for both the Terpenes Specialties business of Pinova as well as similar items at FiberVisions’ Covington, Georgia manufacturing facility.

        In order to support the various initiatives to realign and restructure the Company’s operations on a global basis, the Company also initiated several corporate actions including the establishment of a centralized European headquarters facility in Schaffhaussen, Switzerland. During 2005, the Company accrued approximately $0.5 million in relocation costs related to this move in accordance with SFAS 146. In addition, the Company streamlined other support functions resulting in headcount reductions of approximately 40 employees in various functional departments including Information Management and Procurement. In connection with the reduction, the Company recorded approximately $4.8 million of severance and related benefits in accordance with SFAS 112.

Hercules Incorporated
Notes to Consolidated Financial Statements

        A summary of the actions executed in 2005 for severance and other exit costs as well as asset-related charges, all of which have been recorded in Other operating expenses, is provided as follows:

	Charges by Type
	SFAS 112	SFAS 146	Total
Employee severance, relocation and related benefits accrued:
Research and development consolidation	$0.5	$3.3	$3.8
Global marketing and management realignment	14.5	-	14.5
Performance products manufacturing rationalization	1.7	0.5	2.2
Pinova manufacturing rationalization	3.4	-	3.4
FiberVisions manufacturing rationalization	3.4	-	3.4
Corporate support realignment	4.8	0.5	5.3
	28.3	4.3	32.6
Other exit costs charged as incurred:
Barneveld, The Netherlands exit and site closure costs	-	1.4	1.4
Pinova product distribution agreement termination	-	0.2	0.2
	-	1.6	1.6
Total severance and other exit costs	$28.3	$5.9	$34.2

	Accelerated Depreciation	Asset Impairment	Inventory Write-Down	Total
Research & development consolidation
Barneveld, The Netherlands	$1.8	$-	$-	$1.8
Jacksonville, FL	0.1	-	-	0.1
Wilmington, DE	0.5	-	-	0.5
	2.4	-	-	2.4
Performance Products manufacturing rationalization
Pandaan, Indonesia	0.3	-	-	0.3
Pendlebury, UK	0.8	-	-	0.8
	1.1	-	-	1.1
Engineered Materials and Additives manufacturing rationalization
Brunswick, GA	-	5.2	0.5	5.7
Hattiesburg, MS	-	0.5	-	0.5
Covington, VA	-	-	1.5	1.5
	-	5.7	2.0	7.7
Total asset charges	$3.5	$5.7	$2.0	$11.2

Restructuring charges recorded during the years ended December 31, 2004 and 2003, respectively, are primarily related to employee severance and related benefits in connection with various regional and functional restructuring and general headcount reduction programs. Charges related to SFAS 112-type programs amounted to approximately $9.0 million and $7.0 million in 2004 and 2003, respectively, while 2004 also included $0.3 million of charges recorded in accordance with SFAS 146 attributable to the initial actions at the Barneveld facility as discussed above. All charges recorded have been included in the Statement of Operations as a component of Other operating expenses.

       The year ended December 31, 2004 included asset impairment charges of $9.2 million. Of the total, approximately $3.6 million was attributable to a raw material production line at the Hopewell, Virginia manufacturing facility, $2.9 million related to the closure of the former Kalamazoo, Michigan manufacturing facility and $0.5 million and $0.3 million for certain lines at the Pendlebury, UK and Savannah, Georgia manufacturing facilities, respectively. These charges, attributable to the Performance products segment were recorded in Other operating expenses. In addition, an impairment of approximately $1.9 million was recorded in Other expense, net attributable to the inactive Langhorne, Pennsylvania site in connection with its reclassification as an asset held for sale.

Hercules Incorporated
Notes to Consolidated Financial Statements

        During the year ended December 31, 2003, the Company recorded a $2.0 million asset impairment charge in Other expense, net in connection with the closure of the Langhorne facility

        Total cash payments for severance benefits and other restructuring costs that have been accrued during the year ended December 31, 2005 were approximately $21.4 million including $17. 2 million under SFAS 112 plans, $3.5 million under SFAS 146 plans and $0.7 million related to continuing payment streams under plans initiated in 1998 and 2001.

  A reconcilidation of activity with respect to the liabilities for these plans is as follows:
	(Dollars in millions)
	2005	2004
Balance at beginning of the year	$5.8	$6.0
Additional severance and related costs recognized (SFAS 112)	28.3	9.3
Charges for SFAS 146 terminations and relocations	4.3	0.3
Cash payments	(21.4)	(9.9)
Other, including foreign currency translation	(0.4)	0.1
Balance at end of the year	$16.6	$5.8

        The balance at December 31, 2005 is comprised of $14.4 million related to the severance and related costs accounted for in accordance with SFAS 112, $1.0 million associated with SFAS 146 related termination benefits and relocation costs and approximately $1.2 million pertaining to continuing benefit streams under the 1998 and 2001 restructuring plans.

18.         Other Operating Expense, Net

         Other operating expense, net, consists of the following:
	(Dollars in millions)
	Year Ended December 31,
	2005	2004	2003
Severance, restructuring and other exit costs, net	$34.2	$9.5	$4.9
Nitrocellulose facility shutdown costs	-	6.5	-
Asset impairment charges	5.7	7.3	0.6
Accelerated depreciation	3.5	-	-
Special executive pension adjustment	-	1.6	7.3
Proxy costs	-	-	3.6
Net environmental expense	-	-	0.8
Other miscellaneous charges	4.1	2.0	(0.2)
	$47.5	$26.9	$17.0
19.         Interest and Debt Expense

         Interest and debt costs are summarized as follows:
	(Dollars in millions)
	Year Ended December 31,
	2005	2004	2003
Incurred	$89.8	$109.8	$131.2
Capitalized	(0.4)	(1.1)	(0.4)
Net expensed	$89.4	$108.7	$130.8

         Interest and debt expense includes $2.1 million, $3.2 million and $5.7 million of amortization of deferred financing costs for the years ended December 31, 2005, 2004 and 2003, respectively. Pursuant to the Company's adoption of SFAS 150 on July 1, 2003, interest and debt costs on the preferred securities has been recognized as interest and debt expense for each of the years presented (see Note 5).

Hercules Incorporated
Notes to Consolidated Financial Statements

20.         Other Expense, Net
Other expense, net, consists of the following:	(Dollars in millions)
	Year Ended December 31,
	2005	2004	2003
Asbestos-related costs, net	$44.6	$48.8	$12.0
Loss (gain) on repurchase of debt	14.2	41.0	(2.3)
Environmental charges	22.4	7.6	5.0
Asset impairment charges	-	1.9	2.0
Net gains on dispositions	(10.9)	-	-
Other litigation settlements and accruals	18.9	19.2	7.8
Other, net	(2.9)	(1.8)	4.4
	$86.3	$116.7	$28.9

             Costs summarized above, excluding loss (gain) on repurchase of debt, represent charges, settlements and accruals associated with former operations of the Company.

21.         Changes in Accounting Principle

FIN 47
Effective December 31, 2005, the Company recorded a $2.5 million cumulative effect adjustment, net of tax in accordance with the provisions of FIN 47. As discussed further in Note 11, the cumulative effect adjustment includes the recognition of approximately $4.0 million in AROs and the capitalization of approximately $0.2 million in related asset retirement costs offset by accumulated depreciation on those assets of $0.1 million. The following table reflects the pro forma effect of FIN 47 on net (loss) income and net (loss) earnings per share as if the provisions had been in effect for the periods presented.
	(Dollars in millions)
	Year Ended December 31,
	2005	2004	2003
Net (loss) income before cumulative effect of changes in accounting principle:
As reported	$(38.6)	$28.1	$78.7
Accretion and depreciation	-	(0.1)	(0.1)
Adjusted net (loss) income before cumulative effect of changes in accounting principle	$(38.6)	$28.0	$78.6

Basic (loss) earnings per share before cumulative effect of changes in accounting principle:
As reported	$(0.36)	$0.26	$0.74
Adjusted	$(0.36)	$0.26	$0.74

Diluted (loss) earnings per share before cumulative effect of changes in accounting principle:
As reported	$(0.36)	$0.26	$0.73
Adjusted	$(0.36)	$0.26	$0.73

Net (loss) income:
As reported	$(41.1)	$28.1	$45.4
Accretion and depreciation	-	(0.1)	(0.1)
Adjusted net income (loss)	$(41.1)	$28.0	$45.3

Basic (loss) earnings per share:
As reported	$(0.38)	$0.26	$0.43
Adjusted	$(0.38)	$0.26	$0.43

Diluted (loss) earnings per share:
As reported	$(0.38)	$0.26	$0.42
Adjusted	$(0.38)	$0.26	$0.42

Hercules Incorporated
Notes to Consolidated Financial Statements

Inventories

Effective January 1, 2005, the Company elected to change its method of accounting for inventories located in the United States and previously valued using the LIFO method to the weighted average method to better reflect the current value of inventory in the balance sheet and to provide a better matching of revenue and expense in the statement of operations. Comparative financial statements of prior years have been adjusted to apply the weighted average method retrospectively. As a result of the accounting change, retained earnings as of January 1, 2003 was increased by $13.2 million from $1,449.8 million, as originally reported, to $1,463.0 million.

    The following tables reflect the changes to those financial statement line items of the prior year financial statements:
	(Dollars in millions)
	For the Years Ended December 31,
	2004			2003
	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
Statement of Operations Line Items:
Cost of sales	$1,309.6	$(2.0)	$1,307.6	$1,167.6	$(0.7)	$1,166.9
Profit from operations	226.9	2.0	228.9	254.8	0.7	255.5
Provision for income taxes	1.7	0.7	2.4	21.1	0.2	21.3
Net income from continuing operations	26.8	1.3	28.1	74.0	0.5	74.5
Net income	$26.8	$1.3	$28.1	$44.9	$0.5	$45.4

Basic earnings per share from:
Continuing operations	$0.25	$0.01	$0.26	$0.69	$0.01	$0.70
Net income	$0.25	$0.01	$0.26	$0.42	$0.01	$0.43

Diluted earnings per share from:
Continuing operations	$0.25	$0.01	$0.26	$0.69	$-	$0.69
Net income	$0.25	$0.01	$0.26	$0.42	$-	$0.42

Statement of Cash Flows Line Items:
Net income	$26.8	$1.3	$28.1	$44.9	$0.5	$45.4
Deferred income tax provision	(19.4)	0.7	(18.7)	7.5	0.2	7.7
Inventories	6.0	(2.0)	4.0	(6.7)	(0.7)	(7.4)
Net cash provided by operating activities	$120.5	$-	$120.5	$22.8	$-	$22.8

	As of December 31, 2004
	As Originally Reported	Effect of Change	As Adjusted
Balance Sheet Line Items:
Inventories	$189.4	$23.0	$212.4
Deferred income taxes - current	44.8	(8.1)	36.7
Total assets (1)	$2,710.2	$10.1	$2,720.3
Retained earnings	1,521.5	15.0	1,536.5
Total liabilities and stockholders’ equity (1)	$2,710.2	$10.1	$2,720.3

     (1) Also includes the reclassification of $4.9 million related to VAT receivables and payables.

SFAS 143

Effective January 1, 2003, the Company recorded a $28.6 million cumulative effect adjustment, net of tax in accordance with the provisions of SFAS 143 associated with a change in the method of accounting for AROs. The cumulative effect adjustment reflects the recognition of $27.4 million of AROs and an $18.3 million write-off of capitalized environmental remediation costs provided in accordance with the prior method of accounting offset by the capitalization of $2.0 million of asset retirement costs.

Hercules Incorporated
Notes to Consolidated Financial Statements

FIN 46(R)
    As a result of the adoption of FIN 46R effective December 31, 2003, the Company recognized a $4.7 million cumulative effect adjustment, net of tax in connection with gains realized upon the repurchase of CRESTS Units (see Note 5). The CRESTS were initially issued by Trust II, which was a consolidated subsidiary prior to the adoption of FIN 46R. Deconsolidation of Trust II as a result of FIN 46R resulted in the deferral of previously recognized gains on the repurchase of CRESTS Units until Trust II was liquidated. Trust II was subsequently dissolved and liquidated in December 2004 resulting in the recognition of the previously deferred gains in net income for 2004.

ESOP
    Effective December 31, 2003, the Company changed its method of accounting for the ESOP from the method prescribed by Statement of Position No. 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans” to the method prescribed by Statement of Position No. 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). Upon the adoption, the Company retroactively applied the provisions of SOP 93-6 to all prior periods and adjusted the beginning balance of retained earnings accordingly.

22.         (Loss) Earnings per Share

         The following table shows the amounts used in computing basic and diluted (loss) earnings per share and the weighted-average number of shares of basic and dilutive common stock:
	(Dollars in millions, except per share)
	For the years ended December 31,
	2005		2004		2003
						Earnings
		Loss		Earnings	Income	(loss)
	Loss	per share	Income	per share	(loss)	per share
Basic:
Continuing operations	$(38.6)	$(0.36)	$28.1	$0.26	$74.2	$0.70
Discontinued operations	-	-	-	-	4.5	0.04
Cumulative effect of changes
in accounting principle	(2.5)	(0.02)	-	-	(33.3)	(0.31)
Net (loss) income	$(41.1)	$(0.38)	$28.1	$0.26	$45.4	$0.43
Weighted average number
of basic shares (millions)	108.7		107.3		106.2
Diluted:
Continuing operations	$(38.6)	$(0.36)	$28.1	$0.26	$74.2	$0.69
Discontinued operations	-	-	-	-	4.5	0.04
Cumulative effect of changes
in accounting principle	(2.5)	(0.02)	-	-	(33.3)	(0.31)
Net (loss) income	$(41.1)	$(0.38)	$28.1	$0.26	$45.4	$0.42

Weighted average number
of diluted shares (millions)	108.7	109.0	107.2

         For the years ended December 31, 2005, 2004 and 2003, respectively, the Company had convertible subordinated debentures, stock options and restricted stock that were convertible into approximately 1.7 million, 1.7 million and 1.0 million shares of common stock. Stock options, restricted stock and convertible debentures in 2005 were anti-dilutive and are not included in the calculation of diluted earnings per share. The related interest on the convertible subordinated debentures has an immaterial impact on (loss) earnings per share calculations.

         The following table shows the number of options and warrants that have been excluded from the computation of diluted earnings per share as their exercise price exceeded their current market value:
	Year ended December 31,
	2005	2004	2003
Options to purchase common stock (millions)	5.8	10.6	12.4
Warrants to purchase common stock (millions)	6.7	7.1	7.1

Hercules Incorporated
Notes to Consolidated Financial Statements

23.          Operations by Industry Segment and Geographic Area

         The financial information that follows regarding the Company's segments, which includes Net sales, Profit from operations and Total assets, is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has identified two reportable segments, Performance Products and Engineered Materials and Additives.

         Performance Products (Pulp and Paper and Aqualon divisions): Products and services offered by the Pulp and Paper division are designed to enhance customers' profitability by improving production yields and overall product quality, and to better enable customers to meet their environmental objectives and regulatory requirements.

         The Company believes its Pulp and Paper division is one of the largest suppliers of functional, process and water management chemicals for the pulp and paper industry. The division offers a wide and highly-sophisticated range of technology and applications expertise with in-mill capabilities which run from influent treatment through the pulp and paper making process to paper finishing. The division is a broad-based global supplier able to offer a complete portfolio of products to its pulp and paper customers.

         The products in Aqualon are principally derived from natural resources and are sold as key raw materials to other manufacturers. Principal products and markets include water-soluble polymers used as thickeners, emulsifiers and stabilizers for water-based paints, oil and gas exploration, building materials and personal care products.

         Engineered Materials and Additives (FiberVisions and Pinova divisions): Products in this segment provide low-cost, technology driven solutions to meet customer needs and market demands. Principal products and markets include polyolefin staple fibers used in disposable diapers, wipes and other hygienic products; industrial fiber products; rosin and hydrocarbon resins for adhesives; food and beverage; and construction specialties.

         The Company evaluates performance and makes decisions based primarily on cash flow, profit from operations and return on invested capital. Other assets and liabilities, primarily goodwill and other intangibles, not specifically allocated to business segments, are reflected as Corporate in the following table.

Geographic Reporting

         For geographic reporting, no single country, outside the United States, is material for separate disclosure. However, because the Company has significant foreign operations, Net sales and Property, plant and equipment, net are disclosed by geographic region.

         Net sales are reported on a "customer basis," meaning that they are included in the geographic area in which the customer is located. Property, plant and equipment, net is included in the geographic areas in which the producing entities are located.

         Intersegment sales are eliminated in consolidation.

Geographic Areas	United States	Europe	Americas (a)	Asia Pacific	Total
2005
Net Sales	$981.0	$747.9	$106.0	$233.9	$2,068.8
Property, plant and equipment, net	262.1	233.8	15.7	23.8	535.4
2004
Net Sales	$921.2	$762.2	$98.8	$214.5	$1,996.7
Property, plant and equipment, net	325.2	331.4	16.2	22.6	695.4
2003
Net Sales	$884.8	$692.9	$93.8	$174.5	$1,846.0
Property, plant and equipment, net	345.3	302.6	12.2	17.3	677.4

Hercules Incorporated
Notes to Consolidated Financial Statements

(Dollars in millions)
Industry Segments	Performance Products	Engineered Materials and Additives	Corporate		Consolidated
2005
Net sales	$1,686.0	$382.8	$-		$2,068.8
Profit (loss) from operations	220.0	(77.9)	(11.7)	(b)	130.4
Interest and debt expense					89.4
Other expense, net					86.3
(Loss) before income taxes and equity loss					(45.3)
Total assets	1,474.9	234.0	859.9	(c)	2,568.8
Capital expenditures	53.5	6.5	7.5		67.5
Depreciation and amortization	80.2	17.0	8.7		105.9

2004
Net sales	$1,616.5	$380.2	$-		$1,996.7
Profit (loss) from operations	248.6	(14.4)	(5.3)	(b)	228.9
Interest and debt expense					108.7
Gain on sale of CP Kelco ApS					(27.0)
Other expense, net					116.7
Income before income taxes and equity loss					30.5
Total assets	1,622.0	369.4	728.9	(c)	2,720.3
Capital expenditures	63.7	8.2	5.5		77.4
Depreciation and amortization	73.5	17.7	9.9		101.1

2003
Net sales	$1,483.5	$362.5	$-		$1,846.0
Profit (loss) from operations	261.9	9.1	(15.5)	(b)	255.5
Interest and debt expense					130.8
Other expense, net					28.9
Income before income taxes and equity loss					95.8
Total assets	1,525.6	372.1	824.1	(c)	2,721.8
Capital expenditures	39.3	4.9	3.8		48.0
Depreciation and amortization	74.1	20.8	5.7		100.6

(a)	Excluding operations in the United States of America.
(b)
Includes $7.1 million of severance and other exit costs in 2005, $6.5 million in facility shutdown costs in 2004, and $4.6 million, $7.3 million and $3.6 million of severance, special pension adjustment and proxy costs, respectively, in 2003.

(c)	Includes assets not specifically allocated to business segments, primarily intangible assets and other long-term assets.

24.         Financial Instruments and Risk Management, Including Derivatives

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

Foreign Exchange Risk Management

         The Company has selectively used foreign currency forward contracts and currency swaps to offset the effects of foreign currency exchange rate changes on reported earnings, cash flow and net asset positions. The primary exposures are denominated in the Euro, Swedish kroner, Danish kroner and British pound sterling. Some of the contracts involved the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than three months. At December 31, 2005 and 2004, the Company had $-0- and $0.4 million, respectively, of outstanding forward-exchange contracts to purchase foreign currencies. The Company had outstanding forward-exchange contracts to sell foreign currencies aggregating $12.8 million and $12.3 million at December 31, 2005 and 2004,

Hercules Incorporated
Notes to Consolidated Financial Statements

respectively. Cross-currency trades entered into by non-U.S. dollar denominated entities aggregated $329.8 million and $410.4 million at December 31, 2005 and 2004, respectively. The foreign exchange contracts outstanding at December 31, 2005 mature on or before January 27, 2006.

Fair Values

         The following table presents the net carrying amounts and fair values of the Company's financial instruments at December 31, 2005 and 2004:

	(Dollars in millions)
	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Investment securities (available for sale)	$1.0	$1.0	$1.5	$1.5
Total debt	(1,109.0)	(1,092.1)	(1,240.1)	(1,265.2)
Foreign exchange contracts, net	(0.2)	(0.2)	0.6	0.6

         Fair values of the above financial instruments are indicative of cash that would have been required had settlement been made at December 31, 2005 and 2004.

Basis of Valuation

•	Investment securities: Present value of expected future cash flows.
•
Long-term debt: Present value of expected cash flows related to existing borrowings discounted at rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

•	Foreign exchange contracts: Year-end exchange rates.

25.         Divestitures

         On February 12, 2004, a subsidiary of the Company completed the sale of its minority ownership in CP Kelco ApS to a subsidiary of J. M. Huber Corporation for $27.0 million. The book value of the Company's investment in CP Kelco ApS had been written down to zero in 2002 as the result of an after-tax impairment charge of $19.0 million.

          Net (loss) income for the month ended January 31, 2004 and the year ended December 31, 2003 was $(2.2) million and $59.3 million, respectively. At the time of disposal, the CP Kelco ApS balance sheet was comprised of total assets and total liabilities of $932.1 million and $816.3 million, respectively.

26.         Condensed Consolidating Financial Information of Guarantor Subsidiaries

         The 11.125% senior notes due 2007 are guaranteed by substantially all of the Company's current and future wholly-owned domestic restricted subsidiaries (the "guarantor subsidiaries"). The Senior Credit Facility entered into in April 2004 also provides for a guarantee by each guarantor subsidiary. The guarantees by each guarantor subsidiary are full and unconditional and joint and several. The indenture under which the Company's 6.60% notes due 2027 and 6.625% notes, redeemed in 2003, were issued requires such notes to be guaranteed or secured on the same basis as any other subsequently issued debt that is guaranteed or secured. As a result, at December 31, 2005, the following wholly-owned domestic restricted subsidiaries fully and unconditionally and jointly and severally guarantee the Senior Credit Facility, the 6.60% notes due 2027, the 11.125% notes due 2007 and the 6.75% notes due 2029.

Aqualon Company	FiberVisions Products, Inc.
Athens Holding Inc.	Hercules Euro Holdings, LLC
Covington Holdings, Inc.	Hercules Finance Company
East Bay Realty Services, Inc.	Hercules Flavor, Inc.
FiberVisions Incorporated	Hercules Hydrocarbon Holdings, Inc.
FiberVisions, L.L.C.	Hercules Paper Holdings, Inc.
FiberVisions L.P.	WSP, Inc.

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

Hercules Incorporated
Notes to Consolidated Financial Statements

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

         In this presentation, Hercules consists of parent company operations. Guarantor subsidiaries and non-guarantor subsidiaries of Hercules are reported on an equity basis. Additionally, prior year information has been reclassified to conform to the presentation in the Consolidated Balance Sheets.

Hercules Incorporated
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations
Year Ended December 31, 2005
(Dollars in millions)	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$562.7	$491.2	$1,175.2	$(160.3)	$2,068.8
Cost of sales	401.4	382.7	794.7	(172.5)	1,406.3
Selling, general, and administrative expenses	104.0	130.0	148.8	-	382.8
Research and development	19.3	18.4	3.2	-	40.9
Intangible asset amortization	6.0	1.5	0.5	-	8.0
Impairment of Fibervisions goodwill	-	52.9	-	-	52.9
Other operating expenses, net	16.1	9.0	22.4	-	47.5

Profit (loss) from operations	15.9	(103.3)	205.6	12.2	130.4

Interest and debt expense (income), net	173.1	(71.6)	(12.1)	-	89.4
Other expense (income), net	87.3	2.4	(3.4)	-	86.3

(Loss) income before income taxes and equity (loss) income	(244.5)	(34.1)	221.1	12.2	(45.3)
(Benefit) provision for income taxes	(103.7)	20.0	72.2	4.3	(7.2)
Equity (loss) income of affiliated companies	-	(1.1)	0.5	0.1	(0.5)
Equity income (loss) from consolidated subsidiaries	102.2	10.0	(3.2)	(109.0)	-
Net (loss) income from continuing operations	(38.6)	(45.2)	146.2	(101.0)	(38.6)
Cumulative effect of changes in accounting principles	(2.5)	-	-	-	(2.5)
Net (loss) income	$(41.1)	$(45.2)	$146.2	$(101.0)	$(41.1)

Hercules Incorporated
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations
Year Ended December 31, 2004
(Dollars in millions)	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$540.8	$474.8	$1,131.9	$(150.8)	$1,996.7
Cost of sales	374.8	352.5	731.1	(150.8)	1,307.6
Selling, general, and administrative expenses	101.1	126.0	155.3	-	382.4
Research and development	19.8	17.4	5.6	-	42.8
Goodwill and intangible asset amortization	6.1	1.5	0.5	-	8.1
Other operating expenses, net	4.8	12.9	9.2	-	26.9
Profit (loss) from operations	34.2	(35.5)	230.2	-	228.9
Interest and debt expense (income), net	177.6	(59.7)	(9.2)	-	108.7
Gain on sale of CP Kelco ApS	-	-	(27.0)	-	(27.0)
Other expense (income), net	256.6	3.9	(143.8)	-	116.7
Income (loss) before income taxes and
equity income (loss)	(400.0)	20.3	410.2	-	30.5
Provision (benefit) for income taxes	(88.2)	38.1	52.5	-	2.4
Equity income (loss) of affiliated companies	-	(0.7)	0.9	(0.2)	-
Equity income (loss) from consolidated subsidiaries	339.9	6.0	(1.6)	(344.3)	-
Net income (loss) from continuing operations	28.1	(12.5)	357.0	(344.5)	28.1
Cumulative effect of changes in accounting
principle, net of tax	-	-	-	-	-
Net income (loss)	$28.1	$(12.5)	$357.0	$(344.5)	$28.1

Hercules Incorporated
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations
Year Ended December 31, 2003
(Dollars in millions)	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$509.2	$445.1	$1,023.5	$(131.8)	$1,846.0
Cost of sales	331.7	320.0	643.2	(128.0)	1,166.9
Selling, general, and administrative expenses	83.7	84.6	191.6	-	359.9
Research and development	17.0	16.8	4.9	-	38.7
Goodwill and intangible asset amortization	6.3	1.7	-	-	8.0
Other operating expenses, net	9.2	3.9	3.9	-	17.0
Profit from operations	61.3	18.1	179.9	(3.8)	255.5
Interest and debt expense (income), net	174.2	(58.8)	15.4	-	130.8
Other expense, net	23.1	4.8	1.0	-	28.9
Income (loss) before income taxes and
equity (loss) income	(136.0)	72.1	163.5	(3.8)	95.8
Provision (benefit) for income taxes	(52.3)	29.2	45.7	(1.3)	21.3
Equity (loss) income of affiliated companies	-	(0.7)	0.7	(0.3)	(0.3)
Equity income from consolidated subsidiaries	157.9	15.0	1.6	(174.5)	-
Net income from continuing operations	74.2	57.2	120.1	(177.3)	74.2
Net income on discontinued operations,
net of tax	4.5	-	-	-	4.5
Net income before cumulative effect
of changes in accounting principle	78.7	57.2	120.1	(177.3)	78.7
Cumulative effect of changes in accounting
principle, net of tax	(33.3)	-	-	-	(33.3)
Net income	$45.4	$57.2	$120.1	$(177.3)	$45.4

Hercules Incorporated
Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet
December 31, 2005
(Dollars in millions)	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
Assets	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current assets
Cash and cash equivalents	$9.1	$1.0	$67.2	$-	$77.3
Accounts receivable, net	63.4	35.8	191.6	0.2	291.0
Intercompany receivable	68.7	17.5	21.4	(107.6)	-
Inventories	58.1	52.4	76.6	(2.1)	185.0
Deferred income taxes	24.0	2.9	12.4	-	39.3
FiberVisions assets held for sale	-	138.8	63.9	-	202.7
Other current assets	25.4	1.8	20.7	0.2	48.1
Total current assets	248.7	250.2	453.8	(109.3)	843.4
Property, plant and equipment, net	145.6	107.2	282.6	-	535.4
Investments in subsidiaries and advances, net	2,461.4	88.3	44.9	(2,594.6)	-
Goodwill and other intangible assets, net	196.4	27.8	359.6	-	583.8
Deferred income taxes	361.7	-	18.3	(139.6)	240.4
Asbestos-related assets	120.7	-	-	-	120.7
Deferred charges and other assets	171.6	13.8	59.7	-	245.1
Total assets	$3,706.1	$487.3	$1,218.9	$(2,843.5)	$2,568.8
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$52.0	$16.7	$104.5	$0.2	$173.4
FiberVisions liabilities held for sale	-	51.2	15.4	-	66.6
Asbestos-related liabilities	36.4	-	-	-	36.4
Intercompany payable	1.5	60.7	42.0	(104.2)	-
Current debt obligations	4.0	-	12.7	-	16.7
Accrued expenses	78.5	60.5	80.3	-	219.3
Total current liabilities	172.4	189.1	254.9	(104.0)	512.4
Long-term debt	1,088.6	-	3.7	-	1,092.3
Deferred income taxes	-	142.6	72.2	(139.0)	75.8
Pension liability	251.7	-	71.7	-	323.4
Other postretirement benefits	63.1	2.1	0.3	-	65.5
Deferred credits and other liabilities	254.2	18.8	17.5	-	290.5
Asbestos-related liabilities	233.6	-	-	-	233.6
Intercompany notes payable (receivable)	1,667.2	(1,208.7)	(458.5)	-	-
Total stockholders' (deficit) equity	(24.7)	1,343.4	1,257.1	(2,600.5)	(24.7)
Total liabilities and stockholders' (deficit) equity	$3,706.1	$487.3	$1,218.9	$(2,843.5)	$2,568.8

Hercules Incorporated
Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet
December 31, 2004
(Dollars in millions)	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
Assets	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current assets
Cash and cash equivalents	$42.8	$0.9	$82.8	$-	$126.5
Accounts receivable, net	64.8	55.6	225.6	0.7	346.7
Intercompany receivable	74.4	25.2	29.9	(129.5)	-
Inventories	59.0	63.2	105.0	(14.8)	212.4
Deferred income taxes	18.3	16.3	2.1	-	36.7
Asbestos-related assets	6.3	-	-	-	6.3
Other current assets	23.4	10.1	20.3	-	53.8
Total current assets	289.0	171.3	465.7	(143.6)	782.4
Property, plant and equipment, net	162.7	152.7	380.0	-	695.4
Investments in subsidiaries and advances, net	2,279.4	88.0	48.8	(2,416.2)	-
Goodwill and other intangible assets, net	195.9	88.2	428.5	-	712.6
Deferred income taxes	266.3	(159.1)	14.7	-	121.9
Asbestos-related assets	162.5	-	-	-	162.5
Deferred charges and other assets	206.2	5.6	33.7	-	245.5
Total assets	$3,562.0	$346.7	$1,371.4	$(2,559.8)	$2,720.3
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$43.1	$24.4	$120.2	$(0.7)	$187.0
Asbestos-related liabilities	46.8	-	-	-	46.8
Intercompany payable	7.7	76.4	45.4	(129.5)	-
Current debt obligations	4.0	-	25.8	-	29.8
Accrued expenses	81.9	73.4	56.8	-	212.1
Total current liabilities	183.5	174.2	248.2	(130.2)	475.7
Long-term debt	1,200.6	0.2	9.5	-	1,210.3
Deferred income taxes	-	-	77.2	-	77.2
Pension liability	176.8	0.6	64.0	-	241.4
Other postretirement benefits	78.3	2.2	-	-	80.5
Deferred credits and other liabilities	247.2	40.4	22.3	-	309.9
Asbestos-related liabilities	213.4	-	-	-	213.4
Intercompany notes payable (receivable)	1,350.3	(1,181.9)	(168.4)	-	-
Total stockholders' equity	111.9	1,311.0	1,118.6	(2,429.6)	111.9
Total liabilities and stockholders' equity	$3,562.0	$346.7	$1,371.4	$(2,559.8)	$2,720.3

Hercules Incorporated
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005
(Dollars in millions)	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By (Used In) Operating Activities	$(4.6)	$29.1	$(81.2)	$195.9	$139.2
Cash Flow From Investing Activities:
Capital expenditures	(16.7)	(26.7)	(24.1)	-	(67.5)
Proceeds of investment and fixed asset disposals	13.3	-	3.3	-	16.6
Other, net	-	-	(6.8)	-	(6.8)
Net cash used in investing activities	(3.4)	(26.7)	(27.6)	-	(57.7)
Cash Flow From Financing Activities:
Long-term debt payments	(112.8)	-	(18.4)	-	(131.2)
Change in short-term debt	-	-	1.9	-	1.9
Change in intercompany advances	84.8	(2.3)	156.6	(239.1)	-
Treasury stock issued	2.7	-	-	-	2.7
Dividends paid	-	-	(43.2)	43.2	-
Other	(0.4)	-	-	-	(0.4)
Net cash used in financing activities	(25.7)	(2.3)	96.9	(195.9)	(127.0)
Effect of exchange rate changes on cash	-	-	(3.7)	-	(3.7)
Net (decrease) increase in cash and cash equivalents	(33.7)	0.1	(15.6)	-	(49.2)
Cash and cash equivalents at beginning of year	42.8	0.9	82.8	-	126.5
Cash and cash equivalents at end of year	$9.1	$1.0	$67.2	$-	$77.3

Hercules Incorporated
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004
(Dollars in millions)	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By Operating Activities	$155.4	$40.9	$490.0	$(565.8)	$120.5

Cash Flow From Investing Activities:
Capital expenditures	(22.5)	(15.4)	(39.4)	(0.1)	(77.4)
Proceeds of investment and fixed asset
disposals	0.8	-	0.6	-	1.4
Proceeds from sale of minority interests in
CP Kelco ApS	27.0	-	-	-	27.0
Other, net	0.8	(1.5)	0.7	(0.1)	(0.1)
Net cash (used in) provided by investing
activities	6.1	(16.9)	(38.1)	(0.2)	(49.1)
Cash Flow From Financing Activities:
Long-term debt proceeds	650.0	-	-	-	650.0
Long-term debt payments	(713.2)	-	(16.3)	-	(729.5)
Change in short-term debt	-	-	1.6	-	1.6
Payment of debt issuance costs and
underwriting fees	(7.8)	-	-	-	(7.8)
Change in intercompany advances	(68.4)	(25.2)	(262.2)	355.8	-
Treasury stock issued	5.5	-	-	-	5.5
Dividends paid	-	-	(210.2)	210.2	-
Other	6.1	-	-	-	6.1
Net cash used in financing activities	(127.8)	(25.2)	(487.1)	566.0	(74.1)
Effect of exchange rate changes on cash	-	-	2.9	-	2.9
Net increase (decrease) in cash and cash
equivalents	33.7	(1.2)	(32.3)	-	0.2
Cash and cash equivalents at beginning of year	9.1	2.1	115.1	-	126.3
Cash and cash equivalents at end of year	$42.8	$0.9	$82.8	$-	$126.5

Hercules Incorporated
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2003
(Dollars in millions)	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By Operating Activities	$11.8	$53.3	$130.3	$(172.6)	$22.8
Cash Flow From Investing Activities:
Capital expenditures	(13.5)	(12.9)	(21.6)	-	(48.0)
Proceeds of investment and fixed asset disposals	4.3	0.7	5.4	-	10.4
Decrease in restricted cash	125.0	-	-	-	125.0
Acquisitions, net of cash acquired	-	-	(8.9)	-	(8.9)
Investment in CRESTS Units preferred securities	(27.4)	-	-	-	(27.4)
Other, net	(0.7)	0.9	(1.6)	-	(1.4)
Net cash provided by (used in) investing
activities	87.7	(11.3)	(26.7)	-	49.7
Cash Flow From Financing Activities:
Long-term debt repayments	(151.2)	-	(14.0)	-	(165.2)
Change in short-term debt	-	-	(0.7)	-	(0.7)
Change in intercompany, non-current	(65.1)	(46.9)	(105.4)	217.4	-
Repurchase of CRESTS Units warrants	(7.0)	-	-	-	(7.0)
Treasury stock issued	1.9	-	-	-	1.9
Dividends paid	-	-	44.8	(44.8)	-
Net cash used in financing activities	(221.4)	(46.9)	(75.3)	172.6	(171.0)
Effect of exchange rate changes on cash	-	-	15.8	-	15.8
Net (decrease) increase in cash and cash equivalents	(121.9)	(4.9)	44.1	-	(82.7)
Cash and cash equivalents at beginning of year	131.0	7.0	71.0	-	209.0
Cash and cash equivalents at end of year	$9.1	$2.1	$115.1	$-	$126.3

Hercules Incorporated
Notes to Consolidated Financial Statements

27.     Summary of Quarterly Results (Unaudited)
	(Dollars in millions except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Net sales	$505.1	$474.9	$538.6	$510.5	$522.9	$500.5	$502.2	$510.8	$2,068.8	$1,996.7
Cost of sales	341.5	305.1	355.3	325.5	357.5	327.0	352.0	350.0	1,406.3	1,307.6
Selling, general and administrative expenses	99.8	97.9	99.9	97.9	92.8	94.7	90.3	91.9	382.8	382.4
Research and development	10.4	10.5	10.0	11.7	10.1	10.4	10.4	10.2	40.9	42.8
Goodwill and intangible asset amortization	2.0	1.9	2.0	2.1	2.0	2.0	2.0	2.1	8.0	8.1
Impairment if FiberVisions goodwill	-	-	-	-	-	-	52.9	-	52.9	-
Other operating expense, net	10.0	12.9	10.4	8.7	11.1	1.4	16.0	3.9	47.5	26.9
Profit (loss) from operations	41.4	46.6	61.0	64.6	49.4	65.0	(21.4)	52.7	130.4	228.9

Interest and debt expense	22.2	30.4	22.8	29.4	22.5	25.1	21.9	23.8	89.4	108.7
Gain on sale of CP Kelco ApS	-	(26.0)	-	-	-	-	-	(1.0)	-	(27.0)
Other expense, net	21.1	17.4	25.8	26.4	0.2	49.8	39.2	23.1	86.3	116.7
(Loss) income before income taxes	(1.9)	24.8	12.4	8.8	26.7	(9.9)	(82.5)	6.8	(45.3)	30.5

(Benefit) provision for income taxes	(6.9)	(1.7)	3.0	4.8	2.6	41.2	(5.9)	(41.9)	(7.2)	2.4
(Loss) income before equity income (loss)	5.0	26.5	9.4	4.0	24.1	(51.1)	(76.6)	48.7	(38.1)	28.1

Equity (loss) of affiliated companies, net of tax	(0.1)	(0.2)	(0.2)	0.1	(0.1)	(0.2)	(0.1)	0.3	(0.5)	-
Net (loss) income before cumulative effect of changes in accounting principle	4.9	26.3	9.2	4.1	24.0	(51.3)	(76.7)	49.0	(38.6)	28.1

Cumulative effect of changes in accounting principle	-	-	-	-	-	-	(2.5)	-	(2.5)	-

Net (loss) income	$4.9	$26.3	$9.2	$4.1	$24.0	$(51.3)	$(79.2)	$49.0	$(41.1)	$28.1
(Loss) earnings per share
Basic (loss) earnings per share:
Continuing operations	$0.05	$0.25	$0.08	$0.04	$0.22	$(0.47)	$(0.71)	$0.45	$(0.36)	$0.26
Cumulative effect of changes in accounting principle	-	-	-	-	-	-	(0.02)	-	(0.02)	-
Net (loss) income	$0.05	$0.25	$0.08	$0.04	$0.22	$(0.47)	$(0.73)	$0.45	$(0.38)	$0.26
Diluted (loss) earnings per share:
Continuing operations	$0.04	$0.24	$0.08	$0.04	$0.22	$(0.47)	$(0.71)	$0.45	$(0.36)	$0.26
Cumulative effect of changes in accounting principle	-	-	-	-	-	-	(0.02)	-	(0.02)	-
Net (loss) income	$0.04	$0.24	$0.08	$0.04	$0.22	$(0.47)	$(0.73)	$0.45	$(0.38)	$0.26

Hercules Incorporated
Notes to Consolidated Financial Statements

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                           AND FINANCIAL DISCLOSURE

   On April 18, 2005, the Audit Committee of the Board of Directors (“Audit Committee”) of Hercules dismissed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm effective upon completion of services related to the review of the Company’s financial statements for the first quarter ended March 31, 2005.

PwC’s reports on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the two most recent fiscal years and through April 18, 2005, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years.

During the two most recent fiscal years and through April 18, 2005, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except that:

•                  The Company included a disclosure, in “Item 4. Controls and Procedures”, of its Form 10-Q for the quarter ended September 30, 2004 as filed on November 15, 2004 and as amended in a Form 10-Q/A filed on January 7, 2005, that the Company’s disclosure controls and procedures were not effective as of September 30, 2004 solely as a result of a material weakness in internal control over financial reporting relating to the calculation of available foreign tax credits and over the tax settlement process. In connection with a restatement of previously issued financial statements, the Company made improvements to its disclosure controls and procedures that effectively remediated the underlying material weakness such that the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer believed that the Company’s disclosure controls and procedures implemented over the tax process, including the collection and analysis of information used to calculate foreign tax credits and the tax settlement process, were effective. Accordingly, the material weakness in the tax process was remediated permitting management to conclude that, as of December 31, 2004, the Company’s internal control over financial reporting was effective. As reflected in their Report of Independent Registered Public Accounting Firm dated as of March 16, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, PwC stated that in its opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by COSO, is fairly stated, in all material respects, based on those criteria. Furthermore, in PwC’s opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

•                  The Company included a disclosure in “Item 9A. Controls and Procedures”, of its Form 10-K for the year ended December 31, 2003, as filed on March 15, 2004 and as amended in a Form 10-K/A filed on March 25, 2004, with respect to the accounting for a special pension benefit granted in the quarter ended September 30, 2003. In connection with a restatement of previously issued financial statements, the Company made improvements to its disclosure controls and procedures that effectively remediated the underlying material weakness such that the Company’s President and Chief Executive Officer and the Company’s Vice President and Controller (Principal Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

•                  In the second quarter of 2003, the Company implemented the provisions of Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”) “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123.” The Company adopted SFAS No. 148 on a prospective basis. During the year-end audit procedures of the Company’s stock compensation plans, it was noted that the Company continued to account for its employee stock purchase plan under APB 25, “Accounting for Stock Issued to Employees” resulting in an immaterial ($130,000) understatement of its compensation expense during the first three quarters of 2003. The error was corrected in the fourth quarter of 2003.

Hercules provided PwC with a copy of the above statements as documented for issuance in the Company’s April 18, 2005 Form 8-K. The Company received a response letter, dated as of April 22, 2005 and filed with the aforementioned Form 8-K as Exhibit 16.1, regarding PwC’s concurrence with the statements.

           On April 18, 2005, the Audit Committee unanimously voted to engage BDO Seidman, LLP (“BDO”) as its independent registered public accounting firm to audit the Company’s financial statements and internal control over financial reporting for the year ending December 31, 2005.

           Hercules has not consulted with BDO during the two most recent fiscal years and through April 18, 2005 regarding either the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company as well as any matters or reportable events described in Items 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A.         CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2005. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

          There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's fourth fiscal quarter, that have materially affected, or are reasonably likely to materially affect the registrant's internal control over financial reporting.

          Management's Report on Internal Control Over Financial Reporting is on page 30 of this Form 10-K.

          The certifications of the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, the Company’s President and Chief Executive Officer filed a certification with the NYSE on June 22, 2005 reporting that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards.

ITEM 9B.         OTHER INFORMATION

         None.

PART III

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

Information regarding directors and nominees for directors of Hercules will be included in the Company's Proxy Statement and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and current position of each executive officer of Hercules as of February 28, 2006 is listed below. There are no family relationships among the executive officers.
Name	Age	Current Position
Craig A. Rogerson	49	President, Chief Executive Officer and Director
Fred G. Aanonsen	58	Vice President and Controller
Edward V. Carrington	63	Vice President, Human Resources
Richard G. Dahlen	66	Chief Legal Officer
Israel J. Floyd	59	Corporate Secretary and General Counsel
Vincenzo M. Romano	52	Vice President, Taxes
Stuart C. Shears	55	Vice President and Treasurer
Allen A. Spizzo	48	Vice President and Chief Financial Officer

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

         Israel J. Floyd joined Hercules in 1973 and has held his current position since 2001. He had been Vice President, Secretary and General Counsel since 1999.

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

ITEM 11.            EXECUTIVE COMPENSATION

Information regarding compensation of Hercules' directors and executive officers will be included in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND      MANAGEMENT

Information regarding beneficial ownership of Hercules common stock by certain beneficial owners and by directors and executive officers of Hercules will be included in the Company's Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 concerning the number of shares of common stock to be issued upon the exercise of outstanding options, warrants and rights issued under all of the Company's existing equity compensation plans, including the Hercules Incorporated Long-Term Incentive Compensation Plan, the Hercules Incorporated Non-Employee Director Stock Accumulation Plan, and the Hercules Incorporated Omnibus Equity Compensation Plan for Non-employee Directors; the weighted-average exercise price of such options, warrants and rights and the number of securities remaining available for future issuance under such plans. All of the Company's equity compensation plans have been approved by the Company's shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	9,724,127	(1) (2)	$24.08	7,726,070

Equity compensation plans not approved by security holders (3)	-		-	-
Total	9,724,127		$24.08	7,726,070

(1) Includes 4,253,080 options with exercise prices in excess of the weighted average price of $24.08.
(2) Includes options to purchase 1,561,544 shares that were not vested at December 31, 2005.
(3) There are no equity compensation plans that have not been approved by the Company's shareholders.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding relationships or transactions between directors and officers and the Company will be included in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included in the Company's Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report:

1. Consolidated Financial Statements

2. Financial Statement Schedules:

                Schedule II - Valuation and Qualifying Accounts
(Dollars in millions)
	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end
Description	of period	expenses	accounts	Deductions	of period
Year 2005
Tax valuation allowance	$391.8	$23.1	$(34.2)	$-	$380.7
Year 2004
Tax valuation allowance	$399.8	$(22.9)	$14.9	$-	$391.8
Year 2003
Tax valuation allowance	$373.0	$(2.9)	$29.7	$-	$399.8

      All other schedules are omitted because they are not applicable, not required or the information required is either presented in the Notes to the Consolidated Financial Statements or has not changed materially from that previously reported.

3. Exhibits:

A complete listing of exhibits is included in the Exhibit Index that precedes the exhibits filed with this Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2006.

HERCULES INCORPORATED
By:	/s/ Craig A. Rogerson

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 1, 2006.

Principal Executive Officer and Director:
President and Chief Executive Officer	/s/ Craig A. Rogerson
Craig A. Rogerson
Principal Financial Officer:
Vice President and Chief Financial Officer	/s/ Allen A. Spizzo
Allen A. Spizzo
Principal Accounting Officer:
Vice President and Controller	/s/ Fred G. Aanonsen
Fred G. Aanonsen

Directors:
/s/ John K. Wulff	/s/ Burton M. Joyce
John K. Wulff, Chairman of the Board	Burton M. Joyce

/s/ Anna Cheng Catalano	/s/ Robert D. Kennedy
Anna Cheng Catalano	Robert D. Kennedy

/s/ Patrick Duff	/s/ Jeffrey M. Lipton
Patrick Duff	Jeffrey M. Lipton

/s/ Thomas P. Gerrity	/s/ Joe B. Wyatt
Thomas P. Gerrity	Joe B. Wyatt
/s/ John C. Hunter, III
John C. Hunter, III

 EXHIBIT INDEX

Number	Description	Incorporated by Reference to
2.1	Agreement and Plan of Merger among Hercules, Water Acquisition Company and BetzDearborn Inc., dated July 30, 1998	Exhibit 2.1, BetzDearborn Inc. Current Report on Form 8-K, filed July 30, 1998
3.1	Restated Certificate of Incorporation of Hercules, as revised and amended July 6, 1988	Exhibit 3-A, Annual Report on Form 10-K filed March 26, 1993
3.2	Certificate of Amendment dated October 24, 1995, to Hercules' Restated Certificate of Incorporation as revised and amended July 5, 1998	Exhibit 4.1a, Registration Statement on Form S-3, filed September 15, 1998
3.3	By-Laws of Hercules, as revised and amended as of July 15, 2003	Exhibit 3.1, Quarterly Report on Form 10-Q filed August 7, 2003
4.1	Officers' Certificate, dated as of July 27, 1999, pursuant to the Junior Subordinated Debentures Indenture between Hercules and Chase, dated as of November 12, 1998	Exhibit 4.1, Current Report on Form 8-K, dated July 27, 1999
4.2	Unit Agreement, dated July 27, 1999, among Hercules, Hercules Trust II and The Chase Manhattan Bank, as unit agent	Exhibit 4.3, Current Report on Form 8-K, dated July 27, 1999
4.3	Warrant Agreement, dated July 27, 1999, between Hercules and The Chase Manhattan Bank, as warrant agent	Exhibit 4.4, Current Report on Form 8-K, dated July 27, 1999
4.4	Form of Series A Junior Subordinated Deferrable Interest Debentures	Exhibit 4.5, Current Report on Form 8-K, dated July 27, 1999
4.5	Form of CRESTS Unit	Exhibit 4.7, Current Report on Form 8-K, dated July 27, 1999
4.6	Form of Warrant	Exhibit 4.8, Current Report on Form 8-K, dated July 27, 1999
4.7	Rights Agreement, dated as of August 24, 2000, between Hercules Incorporated and Chase Mellon Shareholder Services, L.L.C.	Exhibit 4.1 to Hercules Registration of Certain Classes of Securities on Form 8-A filed August 10, 2000
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
Exhibit 4.2, Quarterly Report on Form 10-Q, filed May 10, 2004
10.1	Hercules Executive Survivor Benefit Plan	Exhibit 10-D, Annual Report on Form 10-K, filed March 27, 1981
10.2	Hercules 1993 Non-Employee Director Stock Accumulation and Deferred Compensation Plan	Exhibit 4.1, Registration Statement on Form S-8, filed July 16, 1993
10.3	Hercules Employee Pension Restoration Plan	Exhibit 10-L, Annual Report on Form 10-K, filed March 26, 1993
10.4	Hercules Amended and Restated Long Term Incentive Compensation Plan	Exhibit 10-K, Annual Report on Form 10-K, filed March 29, 2000
10.5	CRESTS Units Underwriting Agreement, dated July 21, 1999, among Hercules, Hercules Trust II and the Underwriters named therein	Exhibit 1.1, Current Report on Form 8-K, dated July 27, 1999
10.6	Common Stock Underwriting Agreement, dated July 21, 1999, among Hercules and the Underwriters named therein	Exhibit 1.2, Current Report on Form 8-K, dated July 27, 1999
10.7	Form of Change-of-Control Employment Agreements entered into as of August 24, 2000 by Hercules Incorporated and each of Robert C. Flexon and Craig A. Rogerson	Exhibit 10-19, Registration Statement S-4, filed August 9, 2001
10.8	Form of Change-of-Control Employment Agreements entered into as of June 15, 2001 by Hercules Incorporated and Richard G. Dahlen	Exhibit 10-25, Registration Statement S-4, filed August 9, 2001
10.9	Change-of-Control Employment Agreement, dated as of July 2, 2001, by and between Hercules Incorporated and Fred G. Aanonsen	Exhibit 10-28, Registration Statement on Form S-4, filed August 9, 2001
10.10	Stock and Asset Purchase Agreement, dated as of February 12, 2002, by and among Hercules Incorporated, General Electric Company and Falcon Acquisition Corp.	Exhibit 10.1, Current Report on Form 8-K, dated February 12, 2002
10.11	Amendment 2002-1 to Amended and Restated Long Term Incentive Compensation Plan	Exhibit I, Proxy Statement, dated May 15, 2002
10.12	Amendment 2002-1 to Non-Employee Director Stock Accumulation Plan	Exhibit II, Proxy Statement, dated May 15, 2002
10.13	Hercules Incorporated Compensation Benefits Grantor Trust Agreement for Management Employees	Exhibit 10-Ee, Annual Report on Form 10-K/A, filed May 1, 2003
10.14	Hercules Incorporated Compensation Benefits Grantor Trust Agreement for Non-Employee Directors	Exhibit 10-Ff, Annual Report on Form 10-K/A, filed May 1, 2003
10.15	Amended and Restated Hercules Incorporated Management Incentive Compensation Plan, dated February 21, 2003	Exhibit 10-Gg Annual Report on Form 10-K/A, filed May 1, 2003
10.16	Hercules Deferred Compensation Plan, restated December 1995	Exhibit 10-B, Quarterly Report on Form 10-Q, filed May 15, 2003

10.17	Employment Offer Letter - Fred G. Aanonsen, dated June 27, 2001	Exhibit 10-C, Quarterly Report on Form 10-Q, filed May 15, 2003
10.18	Hercules Executive Survivor Benefit Plan II dated January 1, 1987 - benefit structure is only applicable to one executive officer	Exhibit 10-E, Quarterly Report on Form 10-Q, filed May 15, 2003
10.19
First Amendment to Credit Agreement, dated December 17, 2003, among Hercules Incorporated, certain subsidiaries of Hercules several banks and other financial institutions identified in the agreement and Credit Suisse First Boston, as administrative agent
Exhibit 10-Mm, Annual Report on Form 10-K, filed March 15, 2004
10.20	Omnibus Equity Compensation Plan for Non-Employee Directors	Appendix II, Proxy Statement dated June 20, 2003
10.21

Amended and Restated Credit Agreement, dated as of April 8, 2004, between Hercules Incorporated and the Guarantors listed on Schedule A thereto and Credit Suisse First Boston LLC, Wachovia Capital Markets, LLC, Scotia Capital (USA) Inc. and Deutsche Bank Securities Inc.
Exhibit 10.1, Quarterly Report on Form 10-Q, filed May 10, 2004
10.22

First Amendment to Amended and Restated Credit Agreement dated as of August 12, 2004, among Hercules Incorporated and the Guarantors listed on Schedule A thereto and Credit Suisse First Boston LLC and Wachovia Bank, National Association
Exhibit 10.1, Quarterly Report on Form 10-Q, filed November 15, 2004
10.23	Employment Agreement between Hercules Incorporated and Israel J. Floyd, dated August 24, 2000	Exhibit 10.27, Annual Report on Form 10-K, filed March 16, 2005
10.24	First Amendment to the Employment Agreement between Hercules Incorporated and Israel J. Floyd, dated August 24, 2000	Exhibit 10.28, Annual Report on Form 10-K, filed March 16, 2005
10.25	Employment Agreement between Hercules Incorporated and Allen A. Spizzo, dated August 24, 2000	Exhibit 10.29, Annual Report on Form 10-K, filed March 16, 2005
10.26	First Amendment to the Employment Agreement between Hercules Incorporated and Allen A. Spizzo, dated August 24, 2000	Exhibit 10.30, Annual Report on Form 10-K, filed March 16, 2005
10.27	First Amendment to the Employment Agreement between Hercules Incorporated and Craig A. Rogerson, dated August 24, 2000	Exhibit 10.31, Annual Report on Form 10-K, filed March 16, 2005
10.28	Pension Service Credit Agreement between Hercules Incorporated Compensation Committee of the Hercules Board of Directors and John Televantos, dated September 1, 2004	Exhibit 10.33, Annual Report on From 10-K, filed March 16, 2005
10.29	Employment Offer Letter - Paul C. Raymond III, dated December 28, 2004	Exhibit 10.34, Annual Report on Form 10-K, filed March 16, 2005
10.30	Special Pension Agreement between Hercules Incorporated and William H. Joyce, approved August 21, 2003	Exhibit 10.35, Annual Report on Form 10-K, filed March 16, 2005
10.31	General Terms of Employment between Hercules Incorporated and Certain Executive Officers	Exhibit 10.36, Annual Report on Form 10-K, filed March 16, 2005

10.32	Employment Offer Letter - John E. Panichella, dated December 15, 2005	Exhibit 10.1, Current Report on Form 8-K/A, dated December 15, 2005
10.33 *	Contribution Agreement between Hercules Incorporated, WSP, Inc., SPG/FV Investor LLC and Fibervisions Delaware Corporation dated January 31, 2006
14	Directors Code of Business Conduct and Ethics	Appendix VII, Proxy Statement dated June 20, 2003
18	Letter Regarding Change in Accounting Principle	Exhibit 18, Annual Report on Form 10-K, filed March 15, 2004
18.1*	Letter Regarding Change in Accounting Principle
21.1*	Subsidiaries of Registrant
23.1*	Consent of BDO Seidman, LLP
23.2*	Consent of PricewaterhouseCooper, LLP
31.1*	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Vice President and Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Section 1350 Certification of President and Chief Executive Officer
32.2*	Section 1350 Certification of Vice President and Chief Financial Officer
*Filed herewith