Form 10-Q
period 2006-03-31
HERCULES INC
filed 2006-05-04
CIK 46989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006
Commission file number 1-496

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

Large accelerated filer      ☒         Accelerated filer      ☐          Non-accelerated filer      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:   ☐   No:   ☒

As of April 28, 2006, 113,623,567 shares of registrant’s common stock were outstanding.

Hercules Incorporated

TABLE OF CONTENTS

Part I - Financial Information	3
Item 1. Consolidated Financial Statements	3
Consolidated Statements of Operations and Comprehensive Income (Loss)	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Business Overview	33
Critical Accounting Estimates	37
Results of Operations	40
Liquidity and Capital Resources	47
Risk Factors	49
Indemnifications	52
Recent Accounting Pronouncements	53
Forward-Looking Statements	53
Item 3. Quantitative and Qualitative Disclosures About Market Risk	53
Item 4. Controls and Procedures	53
Part II - Other Information	54
Item 1. Legal Proceedings	54
Item 6. Exhibits	54
Signature	55
Exhibit Index	56

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions, except per share)

	Three Months Ended March 31,
	2006	2005
Net sales	$527.3	$501.9
Cost of sales	360.7	337.6
Selling, general and administrative expenses	91.3	99.7
Research and development	9.6	10.3
Intangible asset amortization (Note 5)	1.6	2.0
Other operating expense, net (Note 12)	7.2	9.7
Profit from operations	56.9	42.6
Interest and debt expense	20.7	22.2
Other expense, net (Note 13)	10.6	21.2
Income (loss) before income taxes and equity loss	25.6	(0.8)
Provision (benefit) for income taxes (Note 14)	10.7	(6.5)
Income before equity loss	14.9	5.7
Equity loss of affiliated companies, net of tax	(0.5)	(0.1)
Net income from continuing operations before discontinued operations and
cumulative effect of change in accounting principle	14.4	5.6
Net loss from discontinued operations, net of tax (Note 16)	(0.6)	(0.7)
Net income before cumulative effect of change in accounting principle	13.8	4.9
Cumulative effect of change in accounting principle, net of tax (Note 3)	0.9	—
Net income	$14.7	$4.9

Earnings per share (Note 15):
Basic earnings per share
Continuing operations	$0.13	$0.06
Discontinued operations	(0.01)	(0.01)
Cumulative effect of changes in accounting principle	0.01	—
Net income	$0.13	$0.05
Weighted average number of shares (millions)	110.2	108.4

Diluted earnings per share
Continuing operations	$0.13	$0.05
Discontinued operations	(0.01)	(0.01)
Cumulative effect of changes in accounting principle	0.01	—
Net income	$0.13	$0.04
Weighted average number of shares (millions)	110.5	110.5

Net income	$14.7	$4.9
Foreign currency translation	7.4	(25.4)
Decrease (increase) in additional minimum pension liability due to:
Remeasurement adjustments (Note 7)	64.7	—
Foreign currency translation	(0.3)	1.7
Other, net including hedging activities	(5.2)	—
Comprehensive income (loss)	$81.3	$(18.8)

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	(Unaudited)
	March 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$160.5	$77.3
Accounts receivable, net (Note 10)	302.0	289.7
Inventories (Note 10)	194.5	179.6
Deferred income taxes	37.2	39.3
FiberVisions assets held for sale (Note 4)	—	202.7
Current assets of discontinued operations (Note 16)	2.6	6.7
Other current assets	37.1	48.1
Total current assets	733.9	843.4
Property, plant, and equipment, net (Note 10)	528.3	535.4
Intangible assets, net (Note 5)	141.3	142.8
Goodwill (Note 5)	444.6	441.0
Deferred income taxes	205.5	240.4
Asbestos-related assets (Note 9)	112.9	120.7
Deferred charges and other assets	291.4	245.1

Total assets	$2,457.9	$2,568.8

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$168.4	$172.9
FiberVisions liabilities held for sale (Note 4)	—	66.6
Asbestos-related liabilities (Note 9)	36.4	36.4
Current debt obligations (Note 6)	11.3	16.7
Accrued expenses	212.4	217.0
Current liabilities of discontinued operations (Note 16)	1.8	2.8
Total current liabilities	430.3	512.4
Long-term debt (Note 6)	1,076.8	1,092.3
Deferred income taxes	77.1	75.8
Pension liability	233.7	323.4
Other postretirement benefits	58.9	65.5
Deferred credits and other liabilities	294.9	290.5
Asbestos-related liabilities (Note 9)	227.7	233.6

Total liabilities	2,399.4	2,593.5

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity (deficit)
Series preferred stock	—	—
Common stock, $25/48 par value (shares issued at both 2006 and 2005 - 160.0 million)	83.3	83.3
Additional paid-in capital	498.7	548.9
Unearned compensation	(47.4)	(65.7)
Accumulated other comprehensive losses	(321.0)	(387.6)
Retained earnings	1,510.1	1,495.4
	1,723.7	1,674.3
Reacquired stock, at cost (2006 - 46.4 million shares; 2005 - 47.2 million shares)	1,665.2	1,699.0

Total stockholders’ equity (deficit)	58.5	(24.7)

Total liabilities and stockholders’ equity (deficit)	$2,457.9	$2,568.8

                                                                                                               See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)	(Unaudited)
	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$14.7	$4.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	19.1	19.8
Amortization	5.8	6.2
Deferred income tax provision	2.2	15.7
Gain on disposals	—	(0.5)
Write-off of debt issuance costs	0.2	0.6
Loss on sale of 51% interest in FiberVisions	5.1	—
Other non-cash charges and credits, net	1.0	4.8
Accruals and deferrals of cash receipts and payments (net of acquisitions and dispositions):
Accounts receivable	(5.6)	(8.4)
Inventories	(4.1)	(14.9)
Asbestos-related assets and liabilities, net	2.7	13.2
Other current assets	10.8	14.8
Accounts payable and accrued expenses	(19.1)	(15.9)
Income taxes payable	(0.8)	(43.2)
Pension and postretirement benefits	5.9	(36.3)
Non-current assets and liabilities	(2.3)	8.9
FiberVisions net assets held for sale	(7.9)	—
Net cash provided by (used in) operating activities	27.7	(30.3)

Cash Flows from Investing Activities:
Capital expenditures	(8.1)	(10.5)
Proceeds from sale of 51% interest in FiberVisions	27.0	—
Acquisition of Benchmark Polymer Products L.P.	(21.4)	—
Investment in Hercules Tianpu Chemical Co.	(5.0)	—
Other, net	(0.1)	0.2
Net cash used in investing activities	(7.6)	(10.3)

Cash Flows from Financing Activities:
Long-term debt issued by FiberVisions, net of issuance costs	83.7	—
Long-term debt payments	(18.8)	(31.6)
Change in short-term debt	(2.5)	0.6
Treasury stock issued	0.1	1.6
Other, net	0.1	(0.1)
Net cash provided by (used in) financing activities	62.6	(29.5)
Effect of exchange rate changes on cash	0.5	(0.8)
Net increase (decrease) in cash and cash equivalents	83.2	(70.9)
Cash and cash equivalents - beginning of period	77.3	126.5
Cash and cash equivalents - end of period	$160.5	$55.6

See accompanying notes to consolidated financial statements

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$15.0	$14.4
Income taxes, net of refunds received	8.3	19.9
Non-cash investing and financing activities:
De-consolidation of debt issued by FiberVisions	90.0	—
De-consolidation of FiberVisions capitalized debt issuance costs	(6.3)	—
Incentive and other employee benefit stock plan issuances	11.4	12.5

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share amounts)
(Unaudited)

1. Basis of Presentation

The interim consolidated financial statements and the notes to the consolidated financial statements of Hercules Incorporated (“Hercules” or the “Company”) are unaudited as of and for the three months ended March 31, 2006 and 2005, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of Hercules’ financial position and results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules’ Annual Report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, the Company realigned its reporting segments. Previously, the Company operated through the Performance Products (Pulp and Paper and Aqualon) and Engineered Materials and Additives (FiberVisions and Pinova) segments. The Company’s new reporting structure includes three segments: (1) Paper Technologies and Ventures, (2) the Aqualon Group and (3) FiberVisions. The Company’s Pinova business has been integrated into the Aqualon Group. FiberVisions will remain as a stand-alone segment. For the quarter ended March 31, 2006, FiberVisions' results of operations have been consolidated into the Company’s Statement of Operations. As a result of the sale of the Company’s 51% interest in FiberVisions (see Note 4), FiberVisions will be treated as an equity investment and the Company will include its proportionate share of earnings using the equity method of accounting for periods beginning April 1, 2006.

In addition, the Company’s terpenes specialties business, which was previously a reporting unit of Pinova, has been classified as a discontinued operation effective January 1, 2006. As discussed further in Note 16, the Consolidated Financial Statements have been reclassified to accommodate the reporting of this business as a discontinued operation.

Prior period information included in Note 17 Segment Information has been adjusted for retrospective application of the aforementioned changes attributable to the segments. Also, certain prior period amounts in the Consolidated Financial Statements and Notes have been reclassified to conform to the current period presentation.

2. Recent Accounting Pronouncements

    The FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”) and Statement of Financial Accounting Standards No 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”) during February and March of 2006, respectively. SFAS 155 and SFAS 156 are effective for fiscal years beginning after September 15, 2006. The subject matter and underlying accounting requirements for these statements is generally not applicable to any of the Company’s existing business or financing operations. Accordingly, it is anticipated that SFAS 155 and SFAS 156 will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Stock-based Compensation

Effective January 1, 2006 (the “effective date”), the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted SFAS 123R using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Company will also continue to use the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees.

The Company previously adopted SFAS 123 on a prospective basis for all employee and non-employee director awards granted, modified or settled after January 1, 2003. Excluding stock options issued to non-employee directors which vest immediately upon grant due to certain retirement-eligibility provisions, the Company did not issue any stock options to employees during 2003 and 2004. During 2005, the Company granted nonqualified stock options to its Chief Executive Officer (“CEO”). Those stock options have been accounted for in accordance with SFAS 123. The cost of all stock options issued to employees during years prior to 2003 has been fully provided for. Accordingly, there is no cost attributable to such options to be recorded subsequent to 2005. During 2006, the Company issued nonqualified stock options as well as restricted stock awards to the CEO and other management personnel. These awards have been accounted for in accordance with SFAS 123R.

The Company has in the past and continues to provide for the grant of stock options and the award of common stock and other market-based units to key employees and non-employee directors under the following plans: (1) Hercules Incorporated Long Term Incentive Compensation Plan (“LTICP”), (2) Management Incentive Compensation Plan (“MICP”), (3) Hercules Non-Employee Director Stock Accumulation Plan (“NEDSAP”) and (4) Hercules Incorporated Omnibus Equity Compensation Plan for Non-Employee Directors (“Omnibus Plan”) (collectively, the “Plans”). As of March 31, 2006, 7,210,320 shares were available for grant under the Company’s incentive compensation plans as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. A summary of the valuation and accounting for share-based awards granted under the plans is described in further detail below.

The compensation cost attributable to the Plans during the three months ended March 31, 2006 was $1.2 million and was recognized as a component of Selling, general and administrative expenses. The total income tax benefit recognized in the Statement of operations for share-based compensation arrangements was $0.4 million for the three months ended March 31, 2006. In connection with the transition to SFAS 123R, the Company has determined that it will begin to account for the income tax effects of share-based compensation with a pool of windfall tax benefits (the “pool”) set at zero upon the effective date. In addition, the company recognized $0.2 million of tax benefits in Additional paid-in capital resulting from the exercise of stock options and vesting of restricted stock during the three months ended March 31, 2006.

Upon the adoption of SFAS 123R, the Company recorded a $0.9 million benefit, net of income taxes, as a cumulative effect of a change in accounting principle to reflect the required change in accounting policy for recognition of forfeitures from occurrence-based to one whereby the recognition of cost is based upon an estimate of the total number of awards that are expected to vest over the requisite service period for all awards. The adjustment was based on the unvested portion of awards issued prior to 2006 that were outstanding upon the effective date.

The Company issues shares from treasury stock upon the exercise of stock options and the grant of restricted stock awards. During the three months ended March 31, 2006, the Company issued 570,373 shares of stock from treasury, of which 19,015 were attributable to the exercise of stock options and 551,358 were attributable to the grant of restricted stock awards. In addition, 52,088 shares were returned to treasury as a result of forfeitures of restricted stock awards. Cash received from the exercise of stock options for the three months ended March 31, 2006 was $0.2 million.

Stock Options

Regular stock options are granted under the Plans at the market price on the date of grant and are exercisable at various periods from one to five years after date of grant. Performance accelerated stock options (“PASOs”) are also granted at the market price at the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular stock options and PASOs expire ten years after the date of grant. These awards are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement or other specified events. The Plans do not provide the awards recipients the ability to require a cash settlement except in the case of a standard cashless exercise program.

The fair value of option awards granted during 2006 is estimated on the date of grant using the Black-Scholes option valuation model and the assumptions in the following table:

Expected volatility	30.11%
Expected dividend yield	0%
Expected life (in years)	6.0
Risk free interest rate	4.59%

A summary of option activity under the Plans as of March 31, 2006 and changes during the three months then ended is presented as follows:
	Regular		Performance Accelerated
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted-Average Price
Outstanding at January 1, 2006	8,382,012	$21.31	1,342,115	$43.49
Granted	423,621	12.22	—	—
Exercised	(19,015)	11.63	—	—
Forfeited	(213,175)	41.53	(176,000)	53.15
Outstanding at March 31, 2006	8,573,443	$20.38	1,166,115	$42.03
Exercisable at March 31, 2006	8,004,485	$20.93	—	$—

The weighted-average grant date fair value of options issued during the three months ended March 31, 2006 was $4.74 per option. These options vest over a period of three years with 40% vesting in each of the first two years and 20% in the third year. Accordingly, the Company amortizes compensation cost using the graded vesting method. The total intrinsic value of options exercised during the three months ended March 31, 2006 was less than $0.1 million. As of March 31, 2006, there was $2.5 million of unrecognized compensation cost related to stock options granted under the Plans. That cost is expected to be recognized over a remaining weighted-average period of 2.6 years. The total fair value of shares vested during the three months ended March 31, 2006 was $0.3 million.

Restricted Stock Awards

Restricted stock and other market based units are awarded with respect to certain programs in connection with the Plans. During the restriction period, award holders have the rights of stockholders, including the right to vote and receive cash dividends, if any, but they cannot transfer ownership and nonvested shares are subject to forfeiture. Restricted stock awards are recorded at the fair value of the Company’s stock on the grant date (measurement date). These awards are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement or other specified events.

A summary of restricted stock award activity under the Plans as of March 31, 2006 and changes during the three months then ended is presented as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2006	2,121,533	$11.39
Granted	551,358	12.18
Exercised	(293,150)	8.09
Forfeited	(52,088)	12.50
Outstanding at March 31, 2006	2,327,653	$11.96

The restricted stock awards granted during 2006 vest normally based on service over a period of five years from the date of grant. However, vesting can be accelerated as early as three years from the date of grant or delayed to seven years based upon share price fluctuation with a market-based benchmark. Restricted stock awards granted in periods prior to 2006 include awards which vest based on continuous service as well as those whose vesting can be accelerated upon the achievement of a market-based benchmark. The total number of restricted stock awards that are expected to vest is adjusted by estimated forfeiture rates. As of March 31, 2006, there was $16.2 million of unrecognized compensation cost related to restricted stock awards granted under the Plans. That cost is expected to be recognized over a remaining weighted-average period of 4 years. The total fair value of shares vested during the three months ended March 31, 2006 was $0.9 million.

Amortization of compensation cost for those awards issued prior to 2006 is based on a normal five-year vesting period. Consistent with prior periods, the Company will continue to amortize the cost of these awards based on this policy unless there is an acceleration or deceleration event or change in estimated forfeitures, upon which compensation cost will be adjusted accordingly.

The following table presents the pro forma effect on net income and earnings per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation on a retroactive basis to the three months ended March 31, 2005.

Net income as reported	$4.9
Add: Stock-based compensation expense recognized in reported results, net of tax	2.9
Deduct: Stock-based compensation expense determined under the fair value based method for all awards , net of tax	(3.3)
Pro forma net income	$4.5
Earnings per share:
Basic - as reported	$0.05
Basic - pro forma	$0.04
Diluted - as reported	$0.04
Diluted - pro forma	$0.04

4.	Sale of Interest in FiberVisions Division

On March 31, 2006, the Company completed the sale of a 51% interest (the “transaction” or “FiberVisions Transaction”) in FiberVisions Delaware Corporation (formerly FiberVisions L.L.C. or “FiberVisions” and, prior to the sale, a wholly-owned subsidiary) to SPG/FV Investor LLC (“SPG”), an affiliate of SPG Partners, LLC, a New York-based private equity firm. In connection with the transaction, FiberVisions issued long-term debt in the amount of $90.0 million and simultaneously completed a distribution of $82.0 million to the Company and its wholly-owned subsidiary, WSP Inc. (“WSP”) in proportion to their respective ownership interests. In connection with the debt issuance, FiberVisions incurred $6.3 million in issuance costs. Immediately thereafter, the Company received $27.0 million from SPG in exchange for its 51% interest. WSP will retain its 49% interest in FiberVisions. The contribution agreement (“Agreement”) provides SPG with an option to purchase an additional 14% interest in FiberVisions from WSP for $7.4 million within one year. The Agreement also provides for the receipt of additional payments should FiberVisions meet certain defined performance measures in 2006 and/or 2007. Conversely, should performance fall below certain defined performance measures during either year, the Company will be required to provide additional contributions to FiberVisions with a maximum commitment of $4.5 million for 2006 and $1.2 million for 2007. The exposure for additional contributions is thereby limited to a maximum of $5.7 million.

The aforementioned option may be exercised by SPG anytime during the period beginning on January 1, 2007 and expiring on January 31, 2007. The option has been recorded at its estimated fair value of $0.7 million at the closing of the transaction and is included in the caption Accrued expenses on the Consolidated Balance Sheet as of March 31, 2006. The option will be marked-to-market on a periodic basis until exercise or expiration with any resulting gain or loss recognized in the caption Other expense, net.

As a result of the closing, the Company recognized a $5.1 million loss on the transaction which has been included as a component of Other expenses, net for the three months ended March 31, 2006. The loss reflects final adjustments to the Company’s investment partially offset by a benefit of $2.6 million attributable to the removal of the currency translation adjustment attributable to the disposed portion of the Company’s investment in FiberVisions and $3.5 million curtailment benefit, net of special termination benefits, associated with FiberVisions’ domestic employees that will no longer accrue service benefits under the Company’s pension and postretirement benefit plans. In connection with the transaction the Company assumed certain obligations and provided certain indemnifications with respect to FiberVisions upon the date of closing. These included: $7.6 million for income taxes attributable to the aforementioned distribution, $1.4 million for restructuring and severance liabilities and $1.1 million for the indemnification of one of FiberVisions’ European pension plans. In addition, the Company settled substantially all of FiberVisions third party debt obligations prior to closing resulting in principal payments of approximately $6.8 million.

The Company’s remaining investment in FiberVisions, as represented by the 49% interest held by WSP, is included in the caption Deferred charges and other assets on the Consolidated Balance Sheet as of March 31, 2006 for $26.0 million, which represents its fair value based on the terms of the transaction.

The results of operations and cash flows for FiberVisions for the three months ended March 31, 2006 are included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows, respectively, as it was wholly-owned by the Company during that period. Effective April 1, 2006, the Company will record its equity in the earnings of FiberVisions based on its 49% ownership interest.

5. Goodwill and Other Intangible Assets

The following table shows changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2006.

	Paper Technology and Ventures	Aqualon Group	Total
Balance, December 31, 2005	$402.6	$38.4	$441.0
Foreign currency translation	3.5	0.1	3.6

Balance, March 31, 2006	$406.1	$38.5	$444.6

The following table provides information regarding the Company’s other intangible assets with finite lives:

	Customer Relationships	Trademarks and Tradenames	Other Intangibles	Total

Gross carrying amount

Balance, December 31, 2005	$90.0	$73.9	$24.8	$188.7
Balance, March 31, 2006	90.0	73.9	24.8	188.7

Accumulated amortization

Balance, December 31, 2005	$16.4	$13.5	$16.0	$45.9
Balance, March 31, 2006	16.9	14.1	16.4	47.4

Total amortization expense for Other intangible assets was $1.6 million and $2.0 million for each of the three months ended March 31, 2006 and 2005, respectively. Estimated amortization expense is $6.3 million for both 2006 and 2007, $5.9 million for 2008, $4.6 million for 2009, $4.4 million for 2010 and $4.3 million for 2011.

6. Debt

A summary of debt follows:

	March 31, 2006	December 31, 2005
Term B Loan due 2010	$392.0	$393.0
6.60% notes due 2027	100.0	100.0
Term notes at various rates from 5.00% to 7.16% due in varying amounts through 2020	—	6.8
11.125% senior notes due 2007	119.0	130.0
6.75% senior subordinated notes due 2029	250.0	250.0
8% convertible subordinated debentures due 2010	2.6	2.6
6.50% junior subordinated deferrable interest debentures due 2029	217.2	217.0
Other	7.3	9.6
	1,088.1	1,109.0
Less: Current debt obligations	11.3	16.7
Long-term debt	$1,076.8	$1,092.3

During the three months ended March 31, 2006, the Company acquired $11.0 million (book value) of the 11.125% senior notes for $12.2 million. The Company recognized a loss of $1.2 million on the repurchase and a $0.2 million non-cash expense for the write-off of the unamortized debt issuance costs related to the repurchased debt. On April 5, 2006, the Company acquired $102.9 million (book value) of the 11.125% senior notes for $111.9 million in connection with a tender offer dated March 8, 2006.

As of March 31, 2006 the weighted-average interest rate on the Term B Loan, which bears interest at LIBOR + 1.50%, was 6.08%.

As of March 31, 2006, $44.6 million of the $150.0 million Revolving Facility under the Company’s Senior Credit Facility was available for use. The Company had $105.4 million of outstanding letters of credit associated with the Revolving Facility at March 31, 2006. As of March 31, 2006, the Company had $33.2 million of foreign lines of credit available and unused.

The Company’s Senior Credit Facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio (“leverage ratio”) and an interest coverage ratio and established limitations on the permitted amount of capital expenditures.

7. Pension and Other Postretirement Benefits

The following table sets forth the consolidated net periodic pension and other postretirement benefit costs recognized for the three months ended March 31, 2006 and 2005.

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Net periodic benefit cost:
Service cost	$4.7	$5.1	$0.2	$0.2
Interest cost	24.9	26.3	2.1	2.6
Expected return on plan assets	(28.4)	(30.2)	—	—
Amortization and deferrals	(0.5)	0.5	(2.1)	(2.1)
Actuarial losses recognized	12.0	9.8	1.7	1.3
	$12.7	$11.5	$1.9	$2.0

Total contributions expected to be made to the Company’s plans during 2006 are $45.0 million, including $30.0 million in voluntary contributions to be made to the U.S. defined benefit plan.

Primarily as a result of the curtailment of pension and postretirement benefits attributable to FiberVisions employees (see Note 4), the Company re-measured its liabilities under the plans effective March 31, 2006. As a result, the Company recorded a decrease to its long-term pension obligation in the amount of $99.6 million and reduced the additional minimum pension liability recorded in Accumulated other comprehensive income by $64.7 million net of taxes of $34.9 million. Accordingly, deferred tax assets were reduced by $34.9 million.

8. Asset Retirement Obligations

The following table provides a reconciliation of the changes in the asset retirement obligations (“ARO”) during the period.

	Active Sites	Inactive Sites	Total
Balance, January 1, 2006	$10.2	$80.1	$90.3
Accretion	0.2	0.4	0.6
Settlement payments	(0.5)	(2.2)	(2.7)
Changes in estimated obligations	(0.1)	—	(0.1)
Foreign currency translation	0.1	—	0.1

Balance, March 31, 2006	$9.9	$78.3	$88.2

9. Commitments and Contingencies

Guarantees

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), disclosure about each group of guarantees is provided below:

Indemnifications

In connection with the sale of Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sale transactions and business activities prior to the ultimate closing of the sale.  The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend, and/or indemnify the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions and limitations.  The carrying amount recorded for indemnifications as of March 31, 2006 was $41.1 million.

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

Debt Obligations

The Company has directly guaranteed $25.6 million of various obligations under agreements with third parties related to subsidiaries and affiliates of which $9.7 million was outstanding at March 31, 2006.  The outstanding balance reflects guarantees of $2.8 million related to the debt of Shanghai Hercules Chemical that expires this year, $4.1 million related to a foreign-based pension plan with an indefinite term, $0.8 million related to the debt of Hercules Trading (Shanghai) and $2.0 million related to the debt obligations of previously disposed operations that expire in 2007.  In addition to the aforementioned $4.1 million guarantee, the Company has provided approximately $2.6 million in collateral through a mortgage security related to the pension plan liability.  Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.

Intercompany Guarantees

The Company and its subsidiaries have authorized intercompany guarantees between and among themselves, which aggregate approximately $168.4 million of which $157.7 million was outstanding at March 31, 2006.  These guarantees relate to intercompany loans used to facilitate normal business operations and have been eliminated from the Company’s Consolidated Financial Statements.

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

The range of the reasonably possible share of costs for the investigation and cleanup of current and former operating sites including those with identified asset retirement obligations and other locations where the Company may have a known liability, is between $105.7 million and $212.3 million as of March 31, 2006. At March 31, 2006, the Company had a combined amount of $105.7 million accrued including $88.2 million for AROs (see Note 8) and $17.5 million for environmental-related contingencies. In accordance with generally accepted accounting principles, the accrual for environmental-related contingencies represents the low end of a range, since no amount within the range is a better estimate than any other amount.  This accrued liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The actual costs for these matters will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 or more years.  While it is not feasible to predict the outcome of all pending environmental matters, the ultimate resolution of one or more of these environmental matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

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

Kim Stan Landfill

Hercules is one of a limited number of industrial companies that have been identified by the EPA as a PRP at the Kim Stan Landfill, near Covington, Virginia. The EPA is seeking to have the PRPs undertake the remediation of the site at a currently estimated cost of $12.0 million (including EPA oversight charges). Based on the investigation conducted to date, the Company believes that parties not named by the EPA as PRPs may be responsible for the majority of the costs that have been and will be incurred at the site and intends to seek contribution from those parties to the extent it is required to pay any monies in connection with the site. As a result of that investigation, the Company believes that it has defenses that would substantially reduce its exposure and thus is not able to determine its exposure, if any, with respect to this site. The Company and two other PRPs are in negotiations with EPA in an attempt to resolve this matter in an equitable manner.

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

As of March 31, 2006, there were approximately 29,385 unresolved claims, of which approximately 990 were premises claims and the rest were products claims.  There were also approximately 2,460 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  In addition, as of March 31, 2006, there were approximately 565 claims which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.

Between January 1, 2006 and March 31, 2006, the Company received approximately 760 new claims. During that same period, the Company spent approximately $7.8 million on these matters, including $5.9 million in settlement payments and approximately $1.9 million for defense costs.

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

Effective August 23, 2004, the Company entered into a comprehensive confidential settlement agreement with respect to those insurance policies issued by certain underwriters at Lloyd’s, London, and reinsured by Equitas Limited and related entities (“Equitas”) (the “First Settlement Agreement”).  As part of that settlement, Equitas paid $30.0 million to the Company and placed $67.0 million into a trust set up to reimburse the Company for a portion of the costs incurred by the Company to defend and resolve certain asbestos claims, subject to certain monthly monetary limitations.  In exchange, the Company released the underwriters from past, present and future claims under those policies, agreed to the cancellation of those policies, and agreed to indemnify the underwriters from any claims asserted under those policies. In addition, the Company agreed that if federal asbestos reform legislation is enacted into law on or prior to January 3, 2007, the Company will be required to return any funds remaining in the trust to Equitas should certain criteria be met.  If such legislation is not enacted by that date, any funds remaining in the trust will be available to the Company to pay asbestos-related liabilities or to use for other corporate purposes. The Company has and continues to reimburse itself from the trust for a portion of the monies spent to defend and resolve certain asbestos claims. As of March 31, 2006, $49.8 million remains in the trust.

In addition, effective October 8, 2004, the Company entered into a comprehensive confidential settlement agreement with respect to certain insurance policies issued by various insurance companies operating in the London insurance market, and by one insurance company located in the United States (the “Second Settlement Agreement”).  Under the terms of the Second Settlement Agreement, the participating insurers agreed to place into trust over a four year period commencing in January 2005 and ending in 2008 monies which will ultimately total approximately $102.2 million.  In exchange, the Company released the insurers from past, present and future claims under those policies, agreed to the cancellation of those policies, and agreed to indemnify the insurers from any claims asserted under those policies. The trust funds have been and are continuing to be used to reimburse the Company for costs it incurs to resolve asbestos claims.  Any funds remaining in trust subsequent to December 31, 2008 may be used by the Company to pay both asbestos-related claims and non-asbestos related claims.  As of March 31, 2006, $68.5 million of the $102.2 million has been placed into the trust, of which $31.1 million remains in the trust.

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

The following table presents the beginning and ending balances and balance sheet activity for the Company’s asbestos-related accounts for the three months ended March 31, 2006.

	Balance January 1, 2006	Interest Income/ Additional Accruals	Insurance Recovered/ Liabilities Settled	Accretion/ Reclassifi- cation	Balance March 31, 2006
Asbestos-related assets:
Insurance receivable	$65.2	$—	$(33.3)	$0.3	$32.2
Restricted cash in trust (1)	55.5	0.5	24.7	—	80.7
Asbestos-related assets, non-current	$120.7	$0.5	$(8.6)	$0.3	$112.9
Asbestos-related liabilities:
Asbestos-related liabilities, current	$36.4	$—	$—	$—	$36.4
Asbestos-related liabilities, non- current	233.6	—	(5.9)	—	227.7
Total asbestos-related liabilities	$270.0	$—	$(5.9)	$—	$264.1

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

Composite Products Antitrust and Qui Tam Matters

Commencing in 1999, the Company was one of several companies sued in a series of civil antitrust and related lawsuits concerning the pricing and sale of carbon fiber and carbon prepreg products (together referred to as “carbon fiber products”). These products were manufactured and sold by the Company’s former Composite Products division, which division was sold to Hexcel Corporation in 1996. These lawsuits encompassed the following: (a) a federal class action brought on behalf of direct purchasers of carbon fiber products captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California; (b) a total of nine California state purported class actions brought on behalf of indirect purchasers of carbon fiber products, all consolidated under the caption Carbon Fiber Cases I, II, and III, Judicial Council Coordination Proceeding Nos. 4212, 4216 and 4222, Superior Court of California, County of San Francisco; (c) a Massachusetts state purported class action brought on behalf of indirect purchasers of carbon fiber products captioned Saul M. Ostroff, et al. v. Newport Adhesives, et al., Civil Action No. 02-2385, Superior Court of Middlesex County; and (d) a lawsuit brought by Horizon Sports Technologies, a company that had “opted out” of the federal class action lawsuit referred to above and captioned Horizon Sports Technologies, Inc. v. Newport Adhesives and Composites, Inc., et al., Case No. CV02-8126 FMC (RNEX), U.S. District Court, Central District of California, Western Division.  In addition, the Company and the other defendants in the foregoing lawsuits were sued in a related “Qui Tam” action captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al., (Civil Action No. 99 CV 1557 JM JAH), which lawsuit was originally filed under seal in 1999 pursuant to the False Claims Act, 31 U.S.C. Section 729 et seq. Throughout 2005, the Company entered into agreements to resolve each of the foregoing lawsuits, and the results of such settlements are reflected in the Company’s financial statements with such amounts not yet paid reflected in the paragraph below entitled “Amounts Accrued for Non-Asbestos Litigation.” At this time, all of the forgoing lawsuits have been resolved except for the Massachusetts state purported class action, where a settlement in principle has been reached. Each of the foregoing lawsuits have been resolved by the Company without any admission of liability and each of the settlements was entered into by the Company in order to avoid the risks, uncertainties and costs inherent in litigation. In addition to the foregoing, one of the Company’s former customers has “opted-out” of the Federal and California state class actions referred to above, and the Company anticipates that this will result in an additional claim by such customer.

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

Currently, the Company is a defendant in approximately twenty-seven lawsuits (including two purported class actions) where plaintiffs allege that exposure to Agent Orange caused them to sustain various personal injuries.  On February 9, 2004, the U.S. District Court for the Eastern District of New York issued a series of rulings granting several motions filed by defendants in the two cases that had been remanded to the U.S. District Court by the U.S. Court of Appeals for the Second Circuit on remand from the U.S. Supreme Court (In re: “Agent Orange” Product Liability Litigation: Joe Isaacson, et al v. Dow Chemical Company, et al. and Daniel Raymond Stephenson, et al. v. Dow Chemical Company, et al.  (MDL 381, CV 98-6383 (JBW), CV 99-3056 (JBW))).  In relevant part, those rulings held that plaintiffs’ claims against the defendant manufacturers of Agent Orange that were brought in the state courts are properly removable to federal court under the “federal officer removal statute” and that such claims are subject to dismissal by application of the “government contractor defense.”  The Court then dismissed plaintiffs’ claims, but stayed its decision to allow plaintiffs to obtain additional discovery and to move for reconsideration of the Court’s decision.  A hearing on the motion for reconsideration was held on February 28, 2005.  By Orders dated March 2, 2005, the Court denied reconsideration, lifted the stay of the earlier decision, and dismissed plaintiffs’ claims in all of the lawsuits that were before the Court at that time.  Plaintiffs have appealed those dismissals to the United States Court of Appeals for the Second Circuit.

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

Other Litigation

The Company is one of several defendants that had been sued by over 2,000 individuals in a series of lawsuits, including a purported class action lawsuit, captioned Jerry Oldham, et al. v. The State of Louisiana, et al., Civil Action No. 55,160, John Capone, et al. v. The State of Louisiana, et al., Civil Action No. 56,048C, and Georgenner Batton, et al. v. The State of Louisiana, et al., Civil Action No. 55,285, all brought in the 18th Judicial District Court, Parish of Iberville, Louisiana. The purported class members and plaintiffs, who claimed to have worked or lived at or around the Georgia Gulf facility in Iberville Parish, Louisiana, alleged injury and fear of future illness from the consumption of contaminated water and, specifically, elevated levels of arsenic in that water.  As to the Company, plaintiffs alleged that the Company itself and as part of a joint venture operated a nearby plant and, as part of those operations, used a groundwater injection well to dispose of various wastes, and that those wastes contaminated the potable water supply at Georgia Gulf.  In August 2005, the Company and several other defendants entered into an agreement in principle to settle these matters with the Company agreeing to pay $1,412,000. That settlement, which will be structured as a class action settlement and which was agreed to by the Company without any admission of liability, is pending Court approval.

On May 7, 2004, Ciba Specialty Chemicals Corporation (“Ciba”) filed a Complaint against Hercules Incorporated and Cytec Industries, Inc. (“Cytec”) in the United States District Court for the District of Delaware alleging infringement of two patents owned by Ciba (Ciba Specialty Chemicals Corporation v. Hercules Incorporated and Cytec Industries, Inc., C.A. No. 04-293 (KAJ)). The two patents in question are U.S. Patent 5,167,766 (issued on December 1, 1992) entitled “Charged Organic Polymer Microbeads in Paper Making Process” and U.S. Patent 5,171,808 (issued on December 15, 1992) entitled “Cross-linked Anionic and Amphoteric Polymeric Microparticles.” The alleged conduct relates to the manufacture, use, sale and offer to sell of certain products of the Company’s Paper Technologies and Ventures division. Ciba seeks to enjoin alleged continued infringement, obtain a judgment that the defendants have infringed the patents, and obtain an award of damages and reasonable attorney’s fees.  In June 2005, Hercules filed a motion for leave to file an Amended Answer and Counterclaims alleging, in relevant part, that Ciba’s patents are invalid and unenforceable, and seeking a declaratory judgment as to invalidity. In October 2005, that motion was granted by the Court. The Company believes that there are substantial meritorious defenses to this action, and has denied liability to Ciba and will vigorously defend against this action. The Company has agreed to indemnify Cytec with respect to the patent infringement charges.  Discovery has closed and various motions for summary judgment have been filed by the parties but have not yet been ruled upon by the Court. Trial has been scheduled to begin on August 14, 2006.

In June 2004, a purported class action captioned Charles Stepnowski v. Hercules Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules’ Vice President Human Resources, Civil Action No. 04-cv-2296, was filed in the United States District Court, Eastern District of Pennsylvania. The Stepnowski lawsuit seeks the payment of benefits under the Pension Plan of Hercules Incorporated (the “Plan”), and alleges violations of the Employee Retirement Income Security Act, 29 U.S.C. §1001 et seq. (“ERISA”).  Under the Plan, eligible retirees of the Company may opt to receive a single cash payment of 51% of the present value of their accrued benefit (with the remaining 49% payable as a monthly annuity).  In the Stepnowski lawsuit, it is alleged that the Company’s adoption in 2002 of a new interest rate assumption used to determine the 51% cash payment constitutes a breach of fiduciary duty and a violation of the anti-cutback requirements of ERISA, the Internal Revenue Code and the terms of the Plan, and that its communications to employees concerning the new interest rate assumption constitute a breach of fiduciary duty. The Stepnowski lawsuit seeks the payment of additional benefits under ERISA (as well as costs and attorneys fees), seeks to compel the Company to use an interest rate assumption that is more favorable to eligible retirees, and seeks to establish a class comprised of all Plan participants who retired (or who will retire) on or after December 1, 2001.  By Memorandum and Order dated May 26, 2005, the Court denied without prejudice plaintiff’s motion for class certification and dismissed plaintiff’s anti-cutback claim, but allowed plaintiff’s claim for benefits and breach of fiduciary duty to proceed.  In December 2005, a virtually identical purported class action lawsuit was filed in the same Court in a matter captioned Samuel J. Webster, et al. v. Hercules, Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules’ Vice President Human Resources, Civil Action No. 05-6404. In January 2006, the Court consolidated the Stepnowski and Webster lawsuits for discovery and trial and set both cases for trial on March 27, 2006; that trial was then re-scheduled and then postponed indefinitely. In March 2006, the Court certified the Webster action as a class action. By Order dated April 20, 2006, the Court entered partial summary judgment in favor of plaintiffs and ordered the Company to recalculate the lump sum pension benefit owed to class members by using the prior interest rate assumption (the “PBGC” rate, which was the rate used prior to the change to the new interest rate, as referenced above) to calculate benefits accrued through December 31, 2001, and the new interest rate (the “30-Year Treasury Bill” rate) for all benefits accrued after December 31, 2001. That Order also required the Company to make certain payments to Mr. Stepnowski and Mr. Webster, with such payments representing the additional lump sum benefit payable as a result of the adjusted lump sum calculation described in the preceding sentence, plus interest. In view of the foregoing, the Company is evaluating its options.

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

The Company and others have been sued by approximately 330 former employees and employees of third-party contractors who allege hearing loss as a result of their having worked at plants located in or about Lake Charles, Louisiana.  The Company formerly owned and operated a plant in Lake Charles.  In July 2005, the Company and other defendants reached a settlement in principle with plaintiffs’ lawyers which provides for the resolution of these claims over a period of approximately two years.  The Company has accrued its probable and reasonably estimable liability as a portion of the amount described in the paragraph below entitled “Amounts Accrued for Non-Asbestos Litigation.”  The lawsuits at issue are all pending in the 14th Judicial District Court of Calcasieu Parish, Louisiana, and are captioned as follows:  James Allee, et al. v. Canadianoxy Offshore Production Co., et al., Case No. 2001-4085, James Hollingsworth, et al. v. Hercules Inc., Civil Action No. 2001-4064, Joseph Kelley, et al. v. Canadianoxy Offshore Production Co., et al., Civil Action No. 98-2802, Robert Corbin, et al. v. Canadianoxy Offshore Production Co., et al., Civil Action No. 98-1097, and Carl Belaire, et al. v. Bridgestone Firestone Inc., et al., Civil Action No. 2005-004369.

Amounts Accrued for Non-Asbestos Litigation

During the period January 1, 2006 through March 31, 2006, the Company incurred charges totaling $1.3 million and paid $1.0 million, including defense costs with respect to non-asbestos and non-environmental litigation, including matters described above. The March 31, 2006 Consolidated Balance Sheet reflects a current liability of $3.8 million for non-asbestos and non-environmental related litigation matters, representing management’s best estimate of the probable and reasonably estimable losses for such matters. While it is not feasible to predict the outcome of all pending legal proceedings, it is reasonably possible that an exposure to loss exists in excess of the amounts accrued for these and other matters, and the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

10. Additional Balance Sheet and Statement of Operations Detail

	March 31, 2006	December 31, 2005
Accounts receivable, gross	$305.9	$293.7
Allowance for doubtful accounts	(3.9)	(4.0)
Accounts receivable, net	$302.0	$289.7

Inventories:
Finished goods	$106.1	$98.4
Raw materials and work-in-process	66.3	60.5
Supplies	22.1	20.7
	$194.5	$179.6

Property, plant and equipment:
Land	$15.9	$15.7
Buildings and equipment	1,616.4	1,608.5
Construction in progress	44.3	38.0
	1,676.6	1,662.2
Accumulated depreciation and amortization	(1,148.3)	(1,126.8)
Property, plant and equipment, net	$528.3	$535.4

Depreciation expense for the three months ended March 31, 2006 and 2005 was $19.1 million and $19.8 million, respectively.

11. Severance, Restructuring and Other Exit Costs

Consistent with long range plans to reposition the Company’s operations in order to capitalize on growth opportunities on both a regional as well as product and service offering basis, the Company executed a number of restructuring and rationalization programs designed to improve organizational efficiency in all key phases of operations including research and development, regional and functional management, global marketing, manufacturing, and corporate support during 2005. Actions associated with certain of these programs carried over into 2006 resulting in additional charges for severance benefits and other exit costs as well as accelerated depreciation of facilities during the periods prior to final shut-down and closure. In addition, the Company initiated additional actions associated with both the business segment realignment and the effort to reduce stranded corporate costs that remain subsequent to the FiberVisions transaction.

One of the programs initiated prior to 2006 was associated with realigning and consolidating the Company’s research and development efforts into regional centers. This program included the planned closure of the Company’s Jacksonville, Florida facility and relocation to the Wilmington, Delaware facility, which is in the process of a related expansion and facility upgrade.

The Company will terminate 46 employees from the Jacksonville facility. However, a number of those employees are required to continue to provide services through the final closure date in the second quarter upon which they will receive their severance and termination benefits. Accordingly, the Company has been recognizing those charges ratably since the communication date during 2005 in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). In addition, 15 employees have or will be relocated from Jacksonville to the Wilmington facility. For the quarter ended March 31, 2006, the Company has recognized $0.7 million attributable to severance charges and $0.5 million attributable to relocation and other exit costs associated with the Jacksonville facility and its employees in accordance with SFAS 146. In addition, the Company recorded accelerated depreciation charges for the Jacksonville facility in the amount of $0.2 million for the quarter ended March 31, 2006.

Also attributable to this program are charges related to the termination of 2 employees at the Wilmington facility in the amount of $0.2 million under the standard termination benefits program in accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112 or “standard termination benefits”) and accelerated depreciation charges of $0.3 million for certain assets prior to their demolition or reconfiguration in connection with the aforementioned expansion and upgrade project.

Another program initiated during 2005 with a carryover impact into 2006 relates to the closure of the Company’s manufacturing facility in Pendlebury, United Kingdom. Production at this facility was terminated during the quarter ended March 31, 2006 and the Company is currently undergoing efforts to completely shut down the site. Accelerated depreciation charges of $2.5 million were recorded during the quarter ended March 31, 2006 while the facility was still in operation.

In connection with the Company’s realignment of its business segments, the Company recorded charges for severance and termination benefits in the amount of $5.1 million during the quarter ended March 31, 2006. Of this total, $4.9 million of standard termination benefits was attributable to the elimination of 34 positions, primarily representing sales and marketing and related support functions in addition to certain other management positions, in an effort to further delayer management and streamline the organizational structures. Also, $0.2 million was attributable to the scheduled termination of 2 employees under SFAS 146 plans whereby those employees are required to provide transitional services through their termination dates during the second quarter of 2006.

The Company is also undergoing efforts to reduce its stranded corporate overhead costs that remain subsequent to the FiberVisions transaction. While plans have not yet been developed for the most significant actions, a limited number of staff reductions have been initiated resulting in the termination of 12 employees and $0.8 million in severance benefits charges during the quarter ended March 31, 2006. Of the total, $0.1 million relates to SFAS 146 plans in which the severance charges are accrued during the period in which transition services are provided by the effected employees.

A summary of the actions taken in 2006 for severance and other exit-costs as well as asset-related charges, all of which have been recorded in Other operating expenses, net is provided as follows:

	Severance	Other Exit Costs	Accelerated Depreciation	Total

Research & development consolidation
Jacksonville, FL	$0.7	$0.5	$0.2	$1.4
Wilmington, DE	0.2	—	0.3	0.5
	0.9	0.5	0.5	1.9
Manufacturing rationalization
Pendlebury, UK	—	—	2.5	2.5

Business segment realignment
Paper Technologies and Ventures Group	2.6	—	—	2.6
Aqualon Group	2.5	—	—	2.5
	5.1	—	—	5.1

Corporate stranded cost reduction	0.8	—	—	0.8

Total restructuring and accelerated depreciation charges	$6.8	$0.5	$3.0	$10.3

Restructuring charges recorded during the quarter ended March 31, 2005 included $7.4 million of standard termination benefits and $1.2 million of SFAS 146 severance benefits and other exit costs. These costs were primarily attributable to the Research and development consolidation plans as well as the global marketing and management realignment program.

Total cash payments for severance benefits and other restructuring costs that have been accrued during the quarter ended March 31, 2006 was $7.7 million including $7. 3 million under SFAS 112 plans and $0.4 million under SFAS 146 plans.

A reconciliation of activity with respect to the liabilities for these plans is as follows:

Balance, January 1, 2006	$16.6
Additional severance and related costs recognized (SFAS 112)	5.8
Charges for SFAS 146 terminations and relocations	1.5
Cash payments	(7.7)
Balance, March 31, 2006	$16.2

The balance at March 31, 2006 is comprised of $12.9 million related to the severance and related costs accounted for in accordance with SFAS 112, $2.1 million associated with SFAS 146 related termination benefits and relocation costs and approximately $1.2 million pertaining to continuing benefit streams under the 1998 and 2001 restructuring plans.

12. Other Operating Expense, Net

Other operating expense, net consists of the following:

	Three Months Ended March 31,
	2006	2005
Severance, restructuring and other exit costs, net	$7.3	$8.3
Accelerated depreciation (see Note 11)	3.0	0.5
Legal settlements	(3.6)	—
Consulting charges related to legacy issues	—	0.8
Other miscellaneous charges, net	0.5	0.1
	$7.2	$9.7
13. Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended March 31,
	2006	2005
Environmental charges	$1.0	$15.9
Loss on repurchase of debt	1.5	5.0
Asbestos-related costs, net	2.2	1.7
Loss on sale of 51% interest in FiberVisions	5.1	—
Other litigation settlements and accruals	0.6	0.1
Other, net	0.2	(1.5)
	$10.6	$21.2

Costs summarized above, excluding loss (gain) on repurchase of debt, represent charges, settlements and accruals associated with former operations of the Company

14. Income Taxes

For the three months ended March 31, 2006, the Company recognized pretax income of $25.6 million and tax expense of $10.7 million. The tax expense includes the following discrete items: (a) a $0.7 million charge related to previously undistributed foreign earnings triggered by the sale of the majority interest in FiberVisions; and (b) a $1.8 million charge to establish a valuation allowance for the loss on the sale of FiberVisions. The full year effective tax rate for 2006 is estimated to be approximately 34%. The prior year effective tax benefit rate reflected a number of discrete items, the most significant of which was attributable to the reversal of federal income tax reserves due to the favorable resolution of prior year tax issues.

15. Earnings Per Share

The following tables show the amounts used in computing basic and diluted earnings (loss) per share and the weighted-average number of shares of basic and diluted common stock:

	Three Months Ended March 31,
	2006		2005
	Income	Earnings Per Share	Income	Earnings Per Share

Basic earnings per share:
Continuing operations	$14.4	$0.13	$5.6	$0.06
Discontinued operations	(0.6)	(0.01)	(0.7)	(0.01)
Cumulative effect of changes in accounting principle	0.9	0.01	—	—
Net income	$14.7	$0.13	$4.9	$0.05
Weighted-average number of basic shares (millions)	110.2		108.4

Diluted earnings per share:
Continuing operations	$14.4	$0.13	$5.6	$0.05
Discontinued operations	(0.6)	(0.01)	(0.7)	(0.01)
Cumulative effect of changes in accounting principle	0.9	0.01	—	—
Net income	$14.7	$0.13	$4.9	$0.04
Weighted-average number of diluted shares (millions)	110.5		110.5

Earnings per share for the three months ended March 31, 2006 has been calculated with consideration to requirements pursuant to SFAS 123R which had an immaterial impact based on conditions in effect at March 31, 2006, including the Company’s share price. For the three months ended March 31, 2006 and 2005, respectively, the Company had convertible subordinated debentures, stock options and restricted stock, which were convertible into approximately 0.3 million and 2.1 million shares of common stock. Diluted earnings per share for the three months ended March 31, 2006 and 2005 exclude 12.5 million and 17.1 million options and warrants to purchase shares of common stock , respectively, as their exercise price exceeds their current market value.

16. Discontinued Operations

In December 2005, the Company announced its intention to exit the unprofitable terpenes specialties business. The results of operations for the terpenes specialties business are reported as a discontinued operation as of and for the three months ended March 31, 2006 and accordingly, the accompanying consolidated financial statements have been reclassified to report separately the assets, liabilities and operating results.

The following are the summarized results of operations for the terpenes specialties business:

	Three Months Ended March 31,
	2006	2005
Net Sales	$1.7	$3.3
Loss from operations before income taxes	(0.9)	(1.1)
Income tax benefit on operations	0.3	0.4
Net loss from discontinued operations, net of tax	$(0.6)	$(0.7)

             The major classes of assets and liabilities of the discontinued operation in the Balance sheet are as follows:

	March 31,	December 31,
	2006	2005
Accounts receivable, net	$0.6	$1.3
Inventories	2.0	5.4
Current assets of discontinued operation	$2.6	$6.7

Accounts payable	$0.2	$0.5
Accrued liabilities	1.6	2.3
Current liabilities of discontinued operation	$1.8	$2.8

17. Segment Information

The table below reflects Net sales and Profit from operations for the three months ended March 31, 2006 and 2005.

	Three Month Ended March 31
	2006	2005
Net Sales:
Paper Technology and Ventures	$254.2	$250.5
Aqualon Group	203.9	176.0
FiberVisions	69.2	75.4
Consolidated	$527.3	$501.9

Profit from operations:
Paper Technology and Ventures	$14.6	$13.1
Aqualon Group	39.5	35.8
FiberVisions	0.5	(2.1)
Corporate items (a)	2.3	(4.2)
Consolidated	$56.9	$42.6

(a) For the three months ended March 31, 2006, Corporate items primarily represents a favorable legal settlement less severance costs and accelerated depreciation. For the comparative period in 2005, Corporate items includes severance charges, accelerated vesting of stock-based compensation for retirement eligible employees and consulting costs associated with legacy issues.

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

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$140.4	$139.8	$286.1	$(39.0)	$527.3
Cost of sales	97.6	105.3	196.9	(39.1)	360.7
Selling, general and administrative expenses	23.4	32.3	35.6	—	91.3
Research and development	4.6	4.5	0.5	—	9.6
Intangible asset amortization	1.5	—	0.1	—	1.6
Other operating expense (income), net	(1.3)	2.7	5.8	—	7.2

Profit (loss) from operations	14.6	(5.0)	47.2	0.1	56.9
Interest and debt expense (income), net	43.4	(23.0)	0.3	—	20.7
Other expense, net	8.9	1.5	0.2	—	10.6

Income (loss) before income taxes and equity (loss) income	(37.7)	16.5	46.7	0.1	25.6
Provision (benefit) for income taxes	(1.7)	6.0	6.4	—	10.7

Income (loss) before equity (loss) income	(36.0)	10.5	40.3	0.1	14.9
Equity loss of affiliated companies	—	(0.1)	(0.4)	—	(0.5)
Equity income (loss) from consolidated subsidiaries	50.4	3.0	(3.3)	(50.1)	—
Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	14.4	13.4	36.6	(50.0)	14.4
Net loss from discontinued operations, net of tax	(0.6)	—	—	—	(0.6)
Net income before cumulative effect of change in accounting principle	13.8	13.4	36.6	(50.0)	13.8
Cumulative effect of change in accounting principle, net of tax	0.9	—	—	—	0.9
Net income	$14.7	$13.4	$36.6	$(50.0)	$14.7

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$135.6	$124.9	$284.0	$(42.6)	$501.9
Cost of sales	94.8	94.6	188.5	(40.3)	337.6
Selling, general and administrative expenses	28.1	31.9	39.7	—	99.7
Research and development	4.7	4.4	1.2	—	10.3
Intangible asset amortization	1.5	0.4	0.1	—	2.0
Other operating expense, net	5.3	1.4	3.0	—	9.7

Profit (loss) from operations	1.2	(7.8)	51.5	(2.3)	42.6
Interest and debt expense (income), net	43.1	(17.6)	(3.3)	—	22.2
Other expense (income), net	21.9	0.5	(1.2)	—	21.2

(Loss) income before income taxes and equity (loss) income	(63.8)	9.3	56.0	(2.3)	(0.8)
(Benefit) provision for income taxes	(21.9)	3.1	13.1	(0.8)	(6.5)

Income (loss) before equity (loss) income	(41.9)	6.2	42.9	(1.5)	5.7
Equity (loss) income of affiliated companies	—	(0.4)	0.3	—	(0.1)
Equity income (loss) from consolidated subsidiaries	47.5	5.3	(0.7)	(52.1)	—
Net income from continuing operations before discontinued operations	5.6	11.1	42.5	(53.6)	5.6
Net loss from discontinued operations, net of tax	(0.7)	—	—	—	(0.7)
Net income	$4.9	$11.1	$42.5	$(53.6)	$4.9

Condensed Consolidating Balance Sheet
March 31, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$111.2	$2.4	$46.9	$—	$160.5
Accounts receivable, net	64.8	41.4	198.4	(2.6)	302.0
Intercompany receivables	67.8	16.5	(4.1)	(80.2)	—
Inventories	52.3	65.1	78.8	(1.7)	194.5
Deferred income taxes	22.8	3.7	10.7	—	37.2
Current assets of discontinued operations	2.6	—	—	—	2.6
Other current assets	25.5	1.4	10.0	0.2	37.1

Total current assets	347.0	130.5	340.7	(84.3)	733.9

Property, plant and equipment, net	142.1	107.5	278.7	—	528.3
Investments in subsidiaries and advances, net	2,491.6	87.8	44.9	(2,624.3)	—
Goodwill and other intangible assets, net	194.9	27.9	363.1	—	585.9
Deferred income taxes	326.2	—	22.4	(143.1)	205.5
Asbestos-related assets	112.9	—	—	—	112.9
Deferred charges and other assets	60.7	169.0	61.7	—	291.4

Total assets	$3,675.4	$522.7	$1,111.5	$(2,851.7)	$2,457.9

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$49.4	$23.9	$95.1	$—	$168.4
Intercompany payables	1.3	56.3	22.4	(80.0)	—
Asbestos-related liabilities	36.4	—	—	—	36.4
Current debt obligations	4.0	—	7.3	—	11.3
Current liabilities of discontinued operations	1.8	—	—	—	1.8
Accrued expenses	115.9	61.5	71.7	(36.7)	212.4

Total current liabilities	208.8	141.7	196.5	(116.7)	430.3

Long-term debt	1,076.8	—	—	—	1,076.8
Deferred income taxes	—	143.1	77.1	(143.1)	77.1
Pension liability	160.0	—	73.7	—	233.7
Other postretirement benefits	56.6	2.1	0.2	—	58.9
Deferred credits and other liabilities	255.2	18.4	21.3	—	294.9
Asbestos-related liabilities	227.7	—	—	—	227.7
Intercompany notes payable (receivable)	1,631.8	(1,241.9)	(426.5)	36.6	—
Total stockholders’equity	58.5	1,459.3	1,169.2	(2,628.5)	58.5

Total liabilities and stockholders’ equity	$3,675.4	$522.7	$1,111.5	$(2,851.7)	$2,457.9

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By (Used in) Operating Activities	$21.5	$(15.5)	$100.7	$(79.0)	$27.7

Cash Flows From Investing Activities:
Capital expenditures	(2.0)	(3.5)	(2.6)	—	(8.1)
Proceeds from sale of 51% interest in FiberVisions	27.0	—	—	—	27.0
Acquisition of Benchmark Polymer Products L.P.	—	(21.4)	—	—	(21.4)
Investment in Hercules Tianpu Chemical Co.	—	—	(5.0)	—	(5.0)
Other, net	(0.2)	—	0.1	—	(0.1)

Net cash (used in) provided by investing activities	24.8	(24.9)	(7.5)	—	(7.6)
Cash Flows From Financing Activities:
Long-term debt issued by FiberVisions, net of issuance costs	83.7	—	—	—	83.7
Long term debt payments	(12.0)	—	(6.8)	—	(18.8)
Change in short-term debt	—	—	(2.5)	—	(2.5)
Change in intercompany, non-current	(13.5)	41.8	(18.7)	(9.6)	—
Dividends paid	—	—	(88.6)	88.6	—
Treasury stock issued	0.1	—	—	—	0.1
Other, net	0.1	—	—	—	0.1

Net cash provided by (used in) financing activities	58.4	41.8	(116.6)	79.0	62.6

Effect of exchange rate changes on cash	—	—	0.5	—	0.5

Net increase (decrease) in cash and cash equivalents	104.7	1.4	(22.9)	—	83.2
Cash and cash equivalents - beginning of period	6.5	1.0	69.8	—	77.3

Cash and cash equivalents - end of period	$111.2	$2.4	$46.9	$—	$160.5

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash(Used In) Provided By Operating Activities	$(24.4)	$(17.1)	$(46.1)	$57.3	$(30.3)

Cash Flows From Investing Activities:
Capital expenditures	(3.1)	(3.7)	(3.7)	—	(10.5)
Other, net	—	—	0.2	—	0.2

Net cash used in investing activities	(3.1)	(3.7)	(3.5)	—	(10.3)

Cash Flows From Financing Activities:
Long-term debt repayments	(26.8)	—	(4.8)	—	(31.6)
Change in short-term debt	—	—	0.6	—	0.6
Change in intercompany advances	13.2	20.6	46.7	(80.5)	—
Dividends paid	—	—	(23.2)	23.2	—
Other, net	(0.1)	—	—	—	(0.1)
Treasury stock issued	1.6	—	—	—	1.6

Net cash (used in) provided by financing activities	(12.1)	20.6	19.3	(57.3)	(29.5)

Effects of exchange rate changes on cash	—	—	(0.8)	—	(0.8)

Net decrease in cash and cash equivalents	(39.6)	(0.2)	(31.1)	—	(70.9)
Cash and cash equivalents - beginning of period	42.8	0.9	82.8	—	126.5

Cash and cash equivalents - end of period	$3.2	$0.7	$51.7	$—	$55.6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto. All references to individual Notes refer to Notes to the Consolidated Financial Statements. Within the following discussion, unless otherwise stated “quarter” and “three-month period” refer to the first quarter of 2006. All comparisons are with the corresponding period in the previous year, unless otherwise stated.

Business Overview

Business Profile - Market and Geographic Concentration

Hercules is a leading global manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications. The Company’s principal products are chemicals used by the paper industry to improve performance and enhance the manufacturing process; water-soluble polymers; and specialty resins. Key end markets for the Company’s products as a percentage of total sales in the quarters ended March 31, 2006 and 2005 were:

	2006	2005
Pulp and Paper	50%	49%
Regulated Industries (including food, pharmaceutical and personal care)	21%	20%
Energy and Specialty Solutions	13%	13%
Coatings and Construction	16%	18%

Consolidated	100%	100%

At least 50% of the Company’s revenues are generated outside of North America. Net sales by region expressed as a percentage of total net sales for the quarters ended March 31, 2006 and 2005 were:

	2006	2005
North America	50%	47%
Europe	33%	36%
Asia Pacific	11%	12%
Latin America	6%	5%

Consolidated	100%	100%

Business Segments

The Company operates through three reportable segments and eight business units: Paper Technologies and Ventures (Paper Technologies, and the venture businesses: Pulp and Biorefining, Water Treatment, Lubricants and Adhesives) and Aqualon Group (Energy and Specialty Solutions, Regulated Industries and Coatings and Construction). In addition, the Company currently holds a 49% ownership interest in its FiberVisions business. The results of operations for 2005 and the three months ended March 31, 2006 reflect the Company’s 100% ownership of this business. Net sales for the quarters ended March 31, 2006 and 2005 as a percent of total net sales, by division, were:

	2006	2005
Paper Technologies and Ventures	48%	50%
Aqualon Group	39%	35%
FiberVisions	13%	15%

Consolidated	100%	100%

Key Developments

    Effective January 1, 2006, the Company realigned its reporting segments. Previously, the Company operated through the Performance Products (Pulp and Paper and Aqualon) and Engineered Materials and Additives (FiberVisions and Pinova) segments. The Company’s new reporting structure includes three segments: (1) Paper Technologies and Ventures (2) the Aqualon Group, and (3) FiberVisions. The Company’s Pinova business has been integrated into the Aqualon Group. FiberVisions will remain as a stand-alone segment. For the quarter ended March 31, 2006, FiberVisions’ results of operations have been consolidated into the Company’s Statement of Operations. As a result of the sale of the Company’s 51% interest (see Note 4 to the Consolidated Financial Statements), FiberVisions will be treated as an equity investment and the Company will include its proportionate share of earnings using the equity method of accounting for periods beginning April 1, 2006.

    In addition, the Company’s terpenes specialties business, which was previously a component of Pinova has been classified as a discontinued operation effective January 1, 2006. Sales and operating results for this business have been disaggregated from the former Pinova business and are excluded accordingly from the results of operations for the Aqualon Group for the three months ended March 31, 2006 and 2005.

    In January of 2006, the Aqualon Group acquired the guar and guar derivative manufacturing division of Benchmark Polymer Products, L.P., a subsidiary of Benchmark Performance Group, Inc. (“Benchmark”). Under the terms of the purchase agreement, Aqualon acquired Benchmark’s Dalton, Georgia production facility, related working capital and intangible assets for $21.4 million plus a provisional earn-out and also purchased an equity position in Benchmark. In addition, Aqualon signed a five year exclusive agreement to supply Benchmark with guar products for polymer slurries used in oil and gas fracturing applications.

    During the first quarter of 2006, the closing for Aqualon’s new joint venture, Hercules Tianpu Chemical Co. (“Hercules Tianpu”), was completed with $5.0 million contributed by Aqualon in addition to the $4.4 million previously contributed by Aqualon in 2005 in exchange for a 40% ownership interest. Hercules Tianpu combines Aqualon’s advanced technology with the leading producers of methylcellulose (“MC”) in China. The joint venture enhances Aqualon’s position as a leading global supplier of MC products. Under the joint venture agreement, Aqualon will have global marketing rights for the output of the joint venture and will receive sales commissions as well as royalties for licensed technology. Operations for Hercules Tianpu began during the latter part of the first quarter and is presently being accounted for as an equity investment.

Effective January 1, 2006 (the “effective date”), the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted SFAS 123R using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Company will also continue to use the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees. The Company previously adopted SFAS 123 on a prospective basis for all employee and non-employee director awards granted, modified or settled after January 1, 2003. Excluding stock options issued to non-employee directors which vest immediately upon grant due to certain retirement-eligibility provisions, the Company did not issue any stock options to employees during 2003 and 2004. During 2005, the Company granted nonqualified stock options to its Chief Executive Officer (“CEO”). Those stock options have been accounted for in accordance with SFAS 123. Upon the adoption of SFAS 123R in 2006, the cost of all stock options issued to employees during years prior to 2003 have been fully provided for. Accordingly, there is no cost attributable to such options to be recorded subsequent to 2005. During 2006, the Company issued nonqualified stock options as well as restricted stock awards to the CEO and other management personnel. These awards have been accounted for in accordance with SFAS 123R. In connection with the transition to SFAS 123R, the Company has determined that it will begin to account for the income tax effects of share-based compensation with a pool of windfall tax benefits (the “pool”) set at zero upon the effective date.

Restructuring Actions

Consistent with long range plans to reposition the Company’s operations in order to capitalize on growth opportunities on both a regional as well as product and service offering basis, the Company executed a number of restructuring and rationalization programs designed to improve organizational efficiency in all key phases of operations including research and development, regional and functional management, global marketing, manufacturing, and corporate support during 2005. Actions associated with certain of these programs carried over into 2006 resulting in additional charges for severance benefits and other exit costs as well as accelerated depreciation of facilities during the periods prior to final shut-down and closure. In addition, the Company initiated additional actions associated with both the business segment realignment and the effort to reduce stranded corporate costs that remain subsequent to the FiberVisions transaction.

One of the programs initiated prior to 2006 was associated with realigning and consolidating the Company’s research and development efforts into regional centers. This program included the planned closure of the Company’s Jacksonville, Florida facility and its relocation to the Company’s Wilmington, Delaware facility, which is in the process of a related expansion and facility upgrade.

The Company will terminate 46 employees from the Jacksonville facility. However, a number of those employees are required to continue to provide services through the final closure date in the second quarter upon which they will receive their severance and termination benefits. Accordingly, the Company has been recognizing those charges ratably since the communication date during 2005 in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). In addition, 15 employees have or will be relocated from Jacksonville to the Wilmington facility. For the quarter ended March 31, 2006, the Company has recognized $0.6 million attributable to severance charges and $0.5 million attributable to relocation and other exit costs associated with the Jacksonville facility and its employees in accordance with SFAS 146. In addition, the Company recorded accelerated depreciation charges for the Jacksonville facility in the amount of $0.2 million for the quarter ended March 31, 2006.

Also attributable to this program are charges related to the termination of 2 employees at the Wilmington facility in the amount of $0.2 million under the standard termination benefits program in accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112 or “standard termination benefits”) and accelerated depreciation charges of $0.3 million for certain assets prior to their demolition or reconfiguration in connection with the aforementioned expansion and upgrade project.

Another program initiated during 2005 with a carryover impact into 2006 relates to the closure of the Company’s manufacturing facility in Pendlebury, United Kingdom. Production at this facility was terminated during the quarter ended March 31, 2006 and the Company is currently undergoing efforts to completely shut down the site. Accelerated depreciation charges of $2.5 million were recorded during the quarter ended March 31, 2006 while the facility was still in operation.

In connection with the Company’s realignment of its business segments, the Company recorded charges for severance and termination benefits in the amount of $5.1 million during the quarter ended March 31, 2006. Of this total, $4.9 million of standard termination benefits was attributable to the elimination of 34 positions primarily representing sales and marketing and related support functions in addition to certain other management positions in an effort to further delayer management and streamline the organizational structures. Also, $0.2 million was attributable to the scheduled termination of 2 employees under SFAS 146 plans whereby those employees are required to provide transitional services through their termination dates during the second quarter of 2006.

The Company is also undergoing efforts to reduce its stranded corporate overhead costs that remain subsequent to the FiberVisions transaction. While plans have not yet been developed for the most significant actions, a limited number of staff reductions have been initiated resulting in the termination of 12 employees and $0.8 million in severance benefits charges during the quarter ended March 31, 2006. Of the total, $0.1 million relates to SFAS 146 plans in which the severance charges are accrued during the period in which transition services are provided by the effected employees.

A summary of the actions taken in 2006 for severance and other exit-costs as well as asset-related charges, all of which have been recorded in Other operating expenses, net, is provided as follows:

	Severance	Other Exit Costs	Accelerated Depreciation	Total

Research & development consolidation
Jacksonville, FL	$0.7	$0.5	$0.2	$1.4
Wilmington, DE	0.2	—	0.3	0.5
	0.9	0.5	0.5	1.9
Manufacturing rationalization
Pendlebury, UK	—	—	2.5	2.5

Business segment realignment
Paper Technologies and Ventures Group	2.6	—	—	2.6
Aqualon Group	2.5	—	—	2.5
	5.1	—	—	5.1

Corporate stranded cost reduction	0.8	—	—	0.8

Total restructuring and accelerated depreciation charges	$6.8	$0.5	$3.0	$10.3

Critical Accounting Estimates

The Company's discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Hercules to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Hercules evaluates its estimates on a regular basis, including those related to bad debts, inventories, impairments of goodwill and long-lived assets, income taxes, restructuring, contingencies, including litigation and environmental, pension and other benefit obligations and stock-based compensation. Hercules bases its estimates on various factors including historical experience, consultation and advice from third party subject matter experts and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management reviews significant estimates and related disclosures with the Audit Committee of the Board of Directors on a regular basis. Actual results may differ from these estimates.

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

Environmental Matters and Asset Retirement Obligations

Hercules establishes reserves for environmental matters and asset retirement obligations when a legal obligation exists and the fair value of the liability can be reasonably estimated. In addition, the Company recognizes a liability for environmental-related litigation and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. At March 31, 2006, the Company had a combined amount of $105.7 million accrued including $88.2 million for asset retirement obligations and $17.5 million for environmental-related contingencies. The actual costs will depend upon numerous factors, including: the estimated useful life of the Company’s manufacturing facilities and significant component assets, changes in the nature or use of existing assets and facilities, the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation required or agreed to, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in the timing of required remedial activities, changes in environmental laws and regulations, technological developments, the years of remedial activity required and changes in the number or financial exposures of claims, lawsuits, settlements or judgments, or in the ability to reduce such financial exposures by collecting indemnity payments from insurers. If the obligations or contingencies are resolved for amounts greater or less than has been accrued, Hercules' share of the obligation or contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, Hercules would recognize an additional expense or benefit in income in the period such determination was made.

Asbestos-Related Contingencies

Hercules has established reserves for asbestos-related personal injury lawsuits and claims based upon the results of a periodic actuarial study of its asbestos-related liabilities by a recognized expert at a major national university. This study is based on a number of assumptions including the number of future claims, the timing and amount of future payments, disease, venue, and the dynamic nature of asbestos litigation and other circumstances. At March 31, 2006, the Company had a gross accrued liability of $264.1 million for present and future potential asbestos claims. The Company also had $112.9 million of asbestos-related receivables and restricted cash in several trusts pertaining to the aforementioned lawsuits and claims at March 31, 2006.

Pension and Other Postretirement Benefits

In the United States, the Company provides defined benefit pension plan coverage for eligible employees hired prior to January 1, 2005 and postretirement welfare benefit plan coverage to eligible employees hired prior to January 1, 2003. Similar plans are provided outside the United States in accordance with local practice. Pension and other postretirement benefit obligations and the related expense (income) are determined based upon actuarial assumptions regarding mortality, medical inflation rates, discount rates, long-term return on assets, salary increases, Medicare availability and other factors. Changes in these assumptions can result in changes to the recognized pension expense and recorded liability. At March 31, 2006, the accumulated benefit obligation of the Company's U.S. and certain foreign defined benefit pension plans, on a consolidated basis, exceeded their funded basis. The Company is required to recognize an additional minimum liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to other comprehensive income in stockholders' equity. At the present time, the U.S. defined benefit pension plan has sufficient funding that it does not require ERISA mandated contributions. The Company has determined, however, that it is in the best interests of the Company and its pension plan participants to make voluntary contributions to the plan. If the U.S. qualified pension plan performs in accordance with actuarial assumptions, the Company presently anticipates making voluntary cash contributions of $30 million in 2006 and $40 million per year over the next several years.

Primarily as a result of the curtailment of pension and postretirement benefits attributable to FiberVisions employees (see Note 4 to the Consolidated Financial Statements), the Company re-measured its liabilities under the plans effective March 31, 2006. As a result, the Company recorded a decrease to its long-term pension obligation in the amount of $99.6 million and reduced the additional minimum pension liability recorded in Accumulated other comprehensive income by $64.7 million net of taxes of $34.9 million. Accordingly, deferred tax assets were reduced by $34.9 million.

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to determine the fair of stock options issued to employees and non-employee directors as compensation. The model determines a fair value based on a number of key variables including the grant date price of Hercules common stock and the related stock option exercise price, the estimated dividend yield, the estimated term of the option prior to exercise, the risk free rate of interest over the estimated term and a measure of the volatility of Hercules common stock over the estimated term. Certain of these variables encompass a degree of subjectivity whose variability could result in significantly different values for the grant date fair value of stock option awards. In addition, the charge for compensation cost associated with stock options as well as restricted stock is based upon the number of awards that are expected to vest. This measure implicitly includes an estimate for forfeitures based on employee turnover, reductions in force and other factors specific to the award recipient population. Accordingly, the Company has developed an estimate for forfeitures based on recent historical experience. In addition, the employee population has been disaggregated between officers and all other employees based on historical experience rates that are substantially different.

Results of Operations - Consolidated Review

Net sales for the three months ended March 31, 2006 and 2005 were as follows:
(Dollars in millions)	2006	2005	Change
Net sales	$527.3	$501.9	$25.4

Net sales for the three months ended March 31, 2006 increased 5% as compared to the comparable period during 2005 primarily as a result of $29.4 million, or 6%, higher volume and $8.8 million, or 2%, higher pricing partially offset by $13.3 million, or 3%, attributable to unfavorable rates of exchange. There was also a slight increase of $0.5 million attributable to a relatively flat product mix variance. The volume increase was directly attributable to Aqualon with growth in all major product lines while pricing improved in both Paper Technologies and Ventures and FiberVisions. Unfavorable rates of exchange, primarily attributable to the Euro, adversely impacted all three operating segments.

The tables below reflect Net sales per region and the percentage change from the respective prior year period as well as the percentage change excluding the impact of rates of exchange (“ROE”):

(Dollars in millions)				% Change Excluding
Regions	2006	2005	%Change	ROE
North America	$262.6	$235.0	12%	11%
Europe	177.1	190.2	(7)%	2%
Asia Pacific	57.5	53.8	7%	7%
Latin America	30.1	22.9	31%	25%
All regions	$527.3	$501.9	5%	5%

Net sales for the North American and Asia Pacific regions increased for both the Aqualon Group and Paper Technologies and Ventures segments while FiberVisions experienced a decline in these regions. Soft conditions continued in the European region resulting in declines for all segments except Aqualon, which had a strong recovery particularly in coatings and construction applications. Growth continued for all segments in Latin America, particularly in Brazil where the Company has experienced strong organic sales growth.

(Dollars in millions)	2006	2005	Change
Cost of sales	$360.7	$337.6	$23.1

Cost of sales increased $23.1 million, or 7%, during the three months ended March 31, 2006 as compared to 2005. As a percent of sales, cost of sales increased to 68% in 2006 as compared to 67% in 2005, primarily as a result of raw material, transportation and energy costs which have not been fully recovered through price increases and related surcharges. These costs included record highs for certain raw materials, including gum and tall oil rosins as well as polypropylene. On an aggregated basis, raw material, transportation and energy costs increased approximately $20 million over 2005 levels. The rise in these costs has continued from the second half of 2005 when spikes occurred primarily due to the Gulf Coast hurricanes and the related impact on the raw material suppliers and logistics infrastructure.

(Dollars in millions)	2006	2005	Change
Selling, general and administrative expenses	$91.3	$99.7	$(8.4)

Selling, general and administrative expenses (“SG&A”) decreased 8% during the three months ended March 31, 2006 primarily as a result of lower salaries and wages including incentive compensation. The lower wage base is attributable to the significant number of headcount reduction actions that were taken during the prior year in the businesses as well as certain corporate functions. In addition, current year SG&A benefited from lower rates of exchange as compared to the prior year. General support costs decreased commensurately with lower headcount and professional fees, including audit and Sarbanes-Oxley compliance costs, were also down compared to the prior year. These decreases were partially offset by higher pension and postretirement benefits costs.

(Dollars in millions)	2006	2005	Change
Research and development	$9.6	$10.3	$(0.7)

Research and development charges decreased $0.7 million, or 7%, primarily as a result of the continuing consolidation efforts which reflect the closure of the Company’s research facilities in Barneveld, The Netherlands during 2005 and the Company’s research facility in Jacksonville, Florida, whose closure is currently in process, as well as the impact of ongoing cost containment efforts particularly with respect to Corporate research. Research and development expenses remained relatively stable at 2% as a percentage of sales for both the three months ended March 31, 2006 and 2005.

(Dollars in millions)	2006	2005	Change
Intangible asset amortization	$1.6	$2.0	$(0.4)

Intangible asset amortization decreased $0.4 million primarily as a result of the FiberVisions transaction whereby the amortization was suspended in connection with the reclassification of that business’ assets and liabilities as held for sale at December 31, 2005. Amortization is expected to decrease to $6.3 million for 2006, $6.3 million for 2007, $5.9 million for 2008, $4.6 million for 2009 and $4.4 million for 2010 as various amortization terms expire.

(Dollars in millions)	2006	2005	Change
Other operating expense, net	$7.2	$9.7	$(2.5)

During the first quarter of 2006, the Company continued execution on several restructuring and rationalization programs that began during 2005. Certain actions resulted in severance and termination benefits being accrued over periods during which the impacted employees are required to provide services. In many cases, the underlying actions were initiated during 2005 with service continuing into 2006. In addition to these actions, other terminations have been made during the first quarter primarily as a result of the Company’s efforts to reduce stranded corporate costs remaining subsequent to the FiberVisions transaction. In connection with these programs, the Company recorded total charges of $10.7 million, including: severance and other exit costs of $7.3 million resulting in incremental headcount reductions of 50 employees; accelerated depreciation charges of $3.0 million; and dismantlement and site abandonment costs of $0.4 million. These costs were partially offset by a $3.6 legal settlement, net of related costs, attributable to a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers. Other charges and gains on the disposal of miscellaneous fixed assets resulted in a charge of $0.1 million, net.

Other operating expenses, net recorded during the quarter ended March 31, 2005 included $7.4 million of standard termination benefits and $1.2 million of SFAS 146 severance benefits and other exit costs. These costs were primarily attributable to the Research and development consolidation plans as well as the global marketing and management realignment program.

(Dollars in millions)	2006	2005	Change
Interest and debt expense	$20.7	$22.2	$(1.5)

Interest and debt expense for the three months ended March 31, 2006 decreased $1.5 million, or 7%, from 2005 primarily as a result of lower outstanding debt balances. This resulted from the Company’s repurchase of its 11.125% notes during prior years including $11.0 million (book value) during the first quarter of 2006. The resulting impact was a combined reduction of $2.6 million in interest and amortization of issuance costs. Also contributing to the reduction was an offset to interest expense of $0.8 million attributed to the recently issued cross-currency interest rate swaps, $0.3 million attributable to lower outstanding balances on the 6.5% junior subordinated deferrable interest debentures and $0.2 million of lower credit facility fees. These decreases were partially offset by increasing LIBOR-based interest rates on the Company’s Term B loan of approximately $2.1 million. The three-month LIBOR rate has increased by approximately 245 basis points since January 2005 and approximately 45 basis points since the beginning of 2006 and is continuing an upward trend. In addition, the Company capitalized $0.3 million less interest during 2006 as compared to 2005.

(Dollars in millions)	2006	2005	Change
Other expense, net	$10.6	$21.2	$(10.6)

Other expense, net for the quarter ended March 31, 2006 includes a $5.1 million loss on the disposition of the Company’s 51% interest in Fiber Visions, $2.2 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos-insurance trusts, $0.6 million for legal expenses attributable to previously divested businesses, $1.3 million of premiums and the write-off of debt issuance costs attributable to the repurchase of 11.125% notes during the period, $0.2 million in debt prepayment penalties for the retirement of FiberVisions’ debt, $0.4 million in accretion expense attributable to asset retirement obligations and $0.9 million for other environmental-related charges. In addition, the Company realized other miscellaneous income of $0.1 million, net of all other miscellaneous expenses.

During the quarter ended March 31, 2005, the Company incurred $15.9 million in environmental charges attributable to non-operating sites or related activities associated with previously divested businesses. Of the total, $14.8 million relates to the Vertac litigation (see Note 9 to the Consolidated Financial Statements), $0.4 million in accretion expense attributable to asset retirement obligations and $0.7 million for other environmental-related charges. Also included for the prior year quarter was $5.0 million of premiums and the write-off of debt issuance costs attributable to the repurchase of 11.125% notes during the period and $1.7 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos-insurance trusts. Partially offsetting these costs was other miscellaneous income of $1.4 million, net of all other miscellaneous expenses.

(Dollars in millions)	2006	2005	Change
Provision (benefit) for income taxes	$10.7	$(6.5)	$17.2

For the three months ended March 31, 2006, the Company recognized pretax income of $25.6 million and tax expense of $10.7 million. The tax expense includes the following discrete items: (a) a $0.7 million charge related to previously undistributed foreign earnings triggered by the sale of the majority interest in FiberVisions; and (b) a $1.8 million charge to establish a valuation allowance for the loss on the sale of FiberVisions. The full year effective tax rate for 2006 is estimated to be approximately 34%. The prior year effective tax benefit rate reflected a number of discrete items, the most significant of which was attributable to the reversal of federal income tax reserves due to the favorable resolution of prior year tax issues.

(Dollars in millions)	2006	2005	Change
Equity loss of affiliated companies, net of tax	$(0.5)	$(0.1)	$(0.4)

The Company maintains certain relatively insignificant equity investments. These investments generated minimal losses of which the Company recognized its proportionate share of approximately $0.5 million during the three months ended March 31, 2006 and $0.1 million during the comparable period in 2005.

(Dollars in millions)	2006	2005	Change
Net loss from discontinued operations, net of tax	$(0.6)	$(0.7)	$0.1

Net loss from discontinued operations during the three months ended March 31, 2006 and 2005, respectively, reflects the results of operations from the Company’s terpenes specialties business. During the fourth quarter of 2005, the Company announced its decision to exit this business and terminate production of related products at the Company’s Brunswick, Georgia manufacturing facility. Net sales were $1.7 million and $3.3 million for the three months ended March 31, 2006 and 2005, respectively. The loss from discontinued operations includes $0.1 million and $0.3 million of restructuring and other exit costs for the three months ended March 31, 2006 and 2005, respectively.

(Dollars in millions)	2006	2005	Change
Cumulative effect of change in accounting principle, net of tax	$(0.9)	$—	$(0.9)

As a result of the adoption of SFAS 123R effective January 1, 2006, the Company recorded a $0.9 million benefit, net of income taxes, as a cumulative effect of a change in accounting principle. The adjustment is a result of the required change in accounting policy from recognizing forfeitures as they occur to one whereby the recognition of cost is based upon the expectation of the total number of awards that are expected to vest over the requisite service period for all awards. The adjustment was based on the unvested portion of awards issued prior to 2006 that were outstanding upon the effective date of adoption.

Results of Operations - Segment Review

The tables below reflect Net sales and Profit from operations for the three months ended March 31, 2006 and 2005. Substantially all reconciling items have been allocated to the segments.

	Three Months Ended March 31,
	2006	2005	Change	% Change
Net Sales:
Paper Technologies and Ventures	$254.2	$250.5	$3.7	1%
Aqualon Group	203.9	176.0	27.9	16%
FiberVisions	69.2	75.4	(6.2)	(8)%

Consolidated	$527.3	$501.9	$25.4	5%

Profit from operations:
Paper Technologies and Ventures	$14.6	$13.1	$1.5	11%
Aqualon Group	39.5	35.8	3.7	10%
FiberVisions	0.5	(2.1)	2.6	NM
Corporate Items	2.3	(4.2)	6.5	NM

Consolidated	$56.9	$42.6	$14.3	34%
NM = not meaningful

The tables below reflect Net sales percentage changes for the three months ended March 31, 2006 as compared to the same period in 2005.

Three Months Ended March 31, 2006	Net Sales Percentage Increase (Decrease) from Prior Year Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Paper Technologies and Ventures	(3)%	4%	3%	(3)%	1%
Aqualon Group	25%	(5)%	—%	(4)%	16%
FiberVisions	(8)%	1%	2%	(3)%	(8)%

Consolidated	6%	—%	2%	(3)%	5%

Paper Technologies and Ventures

Paper Technologies and Ventures (“PTV”) sales increased $3.7 million, or 1%, to $254.2 million during the three months ended March 31, 2006 as compared to $250.5 million during the comparable period in 2005. The increase was attributable to 3% higher average prices and 4% improved product mix partially offset by 3% lower volume and 3% unfavorable rates of exchange. The improved mix reflects higher sales of new products in both the process and functional products families. Increased pricing in the aggregate was achieved in all regions of global operations. Volume declined in both the Americas and Europe while Asia Pacific remained strong. Despite competitive and economic challenges, particularly in Western Europe, PTV’s strategy of improving product mix and increasing selling prices is yielding positive results. Sales in the emerging markets, particularly Brazil and China, represent significant improvements over the prior year period with increases of 22% and 37% in those regions, respectively. While demand has improved sequentially from the fourth quarter, overall volume in Europe, including the emerging Eastern European markets, has declined from the first quarter of 2005.

As referenced above, PTV’s success with new product launches represents a continuing trend as the segment has commercialized an expanding portfolio of new products and applications, including many that are environmentally friendly and are therefore more highly valued in certain regions. Most of these products provide substantially higher margins. On an aggregated basis, revenues from new products and applications were approximately $33 million for the three months ended March 31, 2006 representing an increase of approximately 84% over the comparable period in the prior year.

Profit from operations for PTV increased $1.5 million, or 11%, to $14.6 million for the three months ended March 31, 2006 as compared to $13.1 million during the comparable period in 2005. The increase reflects improved selling prices and the favorable shift in product mix referenced above both of which contributed to the recovery of higher raw material, transportation and energy costs. In addition, PTV experienced lower SG&A expenses despite higher legal defense costs. The lower SG&A base is primarily attributable to the significant restructuring actions taken during the prior year as well as those attributable to the segment realignment.

Primarily as a result of the rapid escalation in costs experienced in the second half of 2005 and continuing into 2006, overall costs for raw materials, transportation and energy for the three months ended March 31, 2006 increased $10.9 million over the comparable period in 2005. In addition to energy-related price pressure, supply for certain raw materials remains constrained. In particular, gum rosin and tall oil rosin prices are at record high levels due to high demand and limited supply. Additionally, pricing for adipic acid and epichlorohydrin continues at relatively high levels.

With respect to restructuring actions, PTV recorded charges of $3.7 million for severance benefits and other exit costs primarily attributable to continuing efforts to de-layer management and sales and marketing organization. These costs also include those charges attributable to the planned closing of the research facility in Jacksonville, Florida and its related relocation to Wilmington, Delaware. PTV results also include $2.7 million of accelerated depreciation charges, $2.5 million of which is attributable to the closure of the Pendlebury, United Kingdom manufacturing facility during the three months ended March 31, 2006. The remaining $0.2 million is related to the Jacksonville facility.

Aqualon Group

The Aqualon Group’s (“Aqualon”) sales increased $27.8 million, or 16%, to $203.8 million during the three months ended March 31, 2006 as compared to $176.0 million during the comparable period in 2005. The increase is attributable to 25% higher volume partially offset by 5% unfavorable product mix and 4% unfavorable rates of exchange. Pricing, in the aggregate, was relatively flat. Approximately one quarter of the total increase was attributable to Aqualon’s acquisition of the guar and guar derivatives business from Benchmark. Aqualon experienced increased sales in all of its business lines as discussed in more detail below.

Coatings and Construction sales increased 8% during the three months ended March 31, 2006 as compared to the comparable period in 2005 primarily due to 18% higher volume partially offset by 5% lower pricing and 5% unfavorable rates of exchange. Sales were strong in all regions including Europe which recovered from general softness which was experienced in the latter part of 2005. In addition, significant growth was achieved in lower-priced applications sold into the Eastern European, Middle East and Mexican markets. Pricing in the aggregate was lower in part reflecting continued pricing challenges in the MC construction products.

Regulated industry sales increased 13% during the three months ended March 31, 2006 as compared to the comparable period in 2005 primarily due to 16% increased volume and 1% higher average prices partially offset by 4% unfavorable rates of exchange. The volume growth was attributable to applications sold into the pharmaceutical and food industries.

Energy and Specialties sales increased 29% during the three months ended March 31, 2006 as compared to the comparable period in 2005. The increase was due to 27% higher volume and product mix and 5% higher average prices partially offset by 3% unfavorable rates of exchange primarily due to strong demand driven by stimulation and production for natural gas and oil markets. Accordingly, a significant portion of this growth was driven by applications sold by the recently acquired guar and guar derivatives business. In addition, pricing increases were successfully implemented across many of the specialty products families.

Aqualon continues to introduce new products and applications into the market and expects this trend to continue throughout the balance of the year. Key among those expected to have an impact are product applications specifically designed for tinted paint products which represent a significant growth opportunity.

Profit from operations for Aqualon increased $3.7 million or 10% to $39.5 million as compared to $35.8 million during the comparable period in 2005. The increase is primarily attributable to the higher volume and the associated contribution margin partially offset by higher raw material, transportation and energy costs. These costs increased $7.1 million as compared to the comparable period in 2005 reflecting the substantial increase in all costs in the latter half of 2005. Of the total, approximately $3.3 million was attributable directly to raw materials. Specifically, raw materials including caustic, methyl chloride, propylene oxide, ethyl chloride, ethylene oxide and guar splits all experienced large increases from the prior year. The remainder is attributable to transportation and energy costs of which the majority is related to higher energy prices in Europe as a result of the expiration of a long-term fixed price contract. Pricing increases have been able to capture a portion these increased costs. However, downward pricing pressure continues in the MC product lines.

Aqualon incurred $2.6 million in restructuring charges during the three months ended March 31, 2006 that was attributable to headcount reductions designed to further de-layer the management and sales and marketing organizations consistent with the segment realignment implemented in 2006.

FiberVisions

FiberVisions’ sales decreased $6.2 million, or 8%, to $69.2 million for the three months ended March 31, 2006 as compared to $75.4 million during the comparable period in 2005. The decrease is attributable to 8% lower volume and 3% unfavorable rates of exchange partially offset by 2% higher average pricing and a 1% favorable product mix. The volume decline is attributable to the continuing trend of product substitution related to spunbond technology in the diaper cover-stock market as well as delays in the commercialization of new products. Excluding these areas, sales volume increased for applications in the industrial markets as well as bi-component fibers. Pricing increased primarily as a result of changes to contract mechanisms that were begun during the latter half of 2005 in response to the substantial increase in raw material costs.

FiberVisions’ profit from operations increased $2.6 million to $0.5 million for the three months ended March 31, 2006 as compared to a loss of $2.1 million during the comparable period in 2005. The increase is primarily attributable to the discontinuation of depreciation and amortization charges upon classification of the business and its underlying assets and liabilities as held for sale as of December 31, 2005. Increased raw material costs, particularly polypropylene, were essentially recovered through pricing and contract actions as discussed above.

Subsequent to the FiberVisions transaction, which was effective March 31, 2006, the Company’s remaining 49% equity in FiberVisions’ results of operations will be reported within the caption Equity earnings of affiliated companies.

Corporate Items

Corporate items include net operating charges and benefits that are not directly related to the business segments. The most significant charges typically appear in Other operating expense, net, although portions are also reflected in SG&A expenses depending upon the specific nature of the items. The following table reflects the components of Corporate items.

	Three months Ended March 31,
	2006	2005
Accelerated vesting of stock-based compensation for retirement eligible employees	$—	$2.8
Severance, restructuring costs and other exit costs	0.9	0.7
Consulting charges related to legacy issues	—	0.8
Accelerated depreciation	0.3	—
Legal settlement on price fixing litigation, net	(3.6)	—
Other miscellaneous expense (income), net	0.1	(0.1)

Corporate items - net (income) expense	$(2.3)	$4.2

Corporate items for the quarter ended March 31, 2006 include a $3.6 million legal settlement, net of related costs attributable to a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers partially offset by severance, restructuring and other exit costs of $0.9 million primarily attributable to the Company’s efforts to reduce stranded corporate costs subsequent to the FiberVisions transaction, $0.3 million of accelerated depreciation attributable to certain assets to be dismantled or reconfigured at the Company’s Wilmington, Delaware research facility and $0.1 million of other miscellaneous expenses.

Corporate items for the quarter ended March 31, 2005 includes $2.8 million for accelerated vesting of stock-based compensation, $0.7 million of severance, restructuring and other exit costs attributable to the various programs initiated during 2005, $0.8 million of professional fees incurred to resolve certain legacy business matters and $0.1million of other miscellaneous income, net.

Liquidity and Capital Resources

Net cash provided by operating activities was $27.7 million for the three months ended March 31, 2006 as compared to a use of $30.3 million for the comparable period in 2005. The three months ended March 31, 2006 includes net income tax payments of $8.3 million, interest and debt expense payments of $15.0 million, debt repurchase premiums paid of $1.1 million and asbestos settlement payments of $5.9 million. The amounts for the comparable period in 2005 included payments for income taxes, interest and debt expense, debt repurchase premiums paid and asbestos settlements of $19.9 million, $14.4 million, $4.5 million and $8.1 million, respectively. In addition, severance and other restructuring-related payments were $7.7 million for the three months ended March 31, 2006 as compared to $2.0 million during the comparable period in 2005, primarily as a result of an increase in the number of restructuring actions taken during the latter part of 2005 as well as the current year. Overall, cash used for working capital decreased during the 2006 period primarily as a result of lower outflows for inventory as well as more rapid collections of receivables despite higher sales partially offset by higher settlements of accounts payable and accrued expenses. In addition, the prior year included approximately $40 million in advance funding of the U.S. defined benefit pension plan while the current year funding is expected to commence in the second quarter 2006. However, there was an incremental cash outflow of approximately $6.0 million with respect to the Company’s pension plan in the Netherlands during the 2006 period. Also, the 2006 period reflected a $7.9 million net use of cash in connection with the operations of FiberVisions during the period prior to the transaction primarily resulting from higher net working capital balances.

Net cash used in investing activities was $7.6 million during the three months ended March 31, 2006 as compared to $10.3 million for the comparable period in 2005. Included in these totals are capital expenditures of $8.1 million and $10.5 million, respectively, for the 2006 and 2005 periods. In connection with the sale of the Company’s 51% interest in FiberVisions, a portion of the cash realized was provided by $27.0 million in proceeds received directly from SPG. During the three months ended March 31, 2006, the Company acquired Benchmark’s guar and guar derivatives manufacturing business as well as an equity interest in Benchmark Performance Group Inc. for a combined investment of $21.4 million. In addition, the Company completed its required initial capital contribution with a payment of $5.0 million regarding its investment in the Hercules Tianpu joint venture in China. In addition to these items, the Company received net proceeds of $0.1 million and $0.2 million during the three months ended March 31, 2006 and 2005, respectively, with respect to the sales of other assets and properties associated with businesses that have been exited, divested or otherwise curtailed as well as excess or fully depreciated equipment.

Net cash provided by financing activities was $62.6 million for the three months ended March 31, 2006, as compared to a net cash use of $29.5 million for the comparable period in 2005. The 2006 period includes the issuance of $90.0 million of debt, net of $6.3 million of issuance costs, by FiberVisions prior to the sale transaction. In connection with this transaction, FiberVisions distributed $82.0 million to Hercules prior to the transaction closing. During the three months ended March 31, 2006, the Company made total debt principal payments of $21.3 million, of which $11.0 million was attributable to repurchases of the Company’s 11.125% senior notes. The comparable period in 2005 included total debt principal payments of $31.6 million, of which $25.8 million was attributable to repurchases of the Company’s 11.125% senior notes. Proceeds from the issuance of stock options provided $0.1 million and $1.6 million during the three months ended March 31, 2006 and 2005, respectively.

On March 8, 2006, the Company announced an offer (the “Tender Offer”) to purchase for cash any and all of its outstanding 11.125% senior notes due 2007 (the “Notes”) on the terms and subject to the conditions set forth in its Offer to Purchase and Consent Solicitation Statement dated March 8, 2006. The pricing for the Tender Offer was established on April 3, 2006 at $1,087.06 per $1,000 principal amount of the Notes validly tendered on April 5, 2006 plus accrued and unpaid interest. In connection with the Tender Offer, the Company acquired $102.9 million (book value) of the Notes for a total cash payment of $116.4 million including $4.5 million of accrued interest. Approximately $16.1 million of the Notes remain outstanding as of April 28, 2006.

During February and March 2006, the Company entered into a series of floating rate cross currency interest rate swap agreements (the “Swaps”) The Company has designated the Swaps as a hedge of foreign currency exposure associated with its net investment in certain foreign operations that utilize the Euro as their functional currency. The combined notional amounts of the Swaps is for $500.0 million/€ 420.2 million and requires the Company to receive three month LIBOR + 1.50% and pay three month EURIBOR plus an average margin at 1.59% on a quarterly basis for a five year term. The Swaps have been recorded at fair value on the Consolidated Balance Sheet, with changes in value attributable to changes in foreign exchange rates recorded in Accumulated other comprehensive income. As of March 31, 2006, the fair value recognized in Deferred credits and other liabilities was $5.3 million and a similar amount was recognized in Accumulated other comprehensive income. During the three months ended March 31, 2006, a credit of approximately $0.8 million was recorded as an adjustment to Interest and debt expense representing the net amount received from the swap in excess of amounts paid.

The Company maintains ownership over a number of properties, including land and buildings, associated with businesses that have been exited, divested or otherwise curtailed. In addition, during the normal course of business, assets associated with current operations, including such items as surplus land and excess or fully depreciated equipment and buildings among others, become available for disposition. In order to maximize their value, the Company is actively engaged in an ongoing process of identifying alternative utilization strategies including leasing and outright sales of the underlying assets and properties. When specific actions progress to the point that the plan of sale criteria included in the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” have been met, impairments, to the extent they exist, are recognized and the underlying properties are reclassified as assets held for sale. Assets held for sale are included in the caption “Other current assets” on the Consolidated Balance Sheets. The carrying value of total assets held for sale was approximately $0.2 million for both March 31, 2006 and December 31, 2005, respectively. It is anticipated that the Company will receive net sales proceeds in excess of these amounts as ongoing efforts to dispose of these properties are completed during the remainder of the year. In addition, the Company is exploring opportunities to market properties attributable to its operations in Pendlebury, UK and Jacksonville, Florida in connection with closure of activities at these facilities which will be completed later during 2006.

As of March 31, 2006, $44.6 million of the $150 million Revolving Credit Facility under the Company’s Senior Credit Facility was available for use. The Company had $105.4 million of outstanding letters of credit associated with the Revolving Credit Facility.

Financial Condition

Total debt at March 31, 2006 was $1,088.1 million which decreased $20.9 million from $1,109.0 million at December 31, 2005 primarily as a result of the debt payments and repurchases discussed above. Cash balances increased to $160.5 at March 31, 2006 from $77.3 million reflecting the combined proceeds and distribution from the FiberVisions transaction of which $112 million was subsequently utilized to finance the repurchase of $103 million (face value) 11.125% senior notes as discussed previously.

During the three months ended March 31, 2006, the Company experienced continued improvement in the metrics used to measure performance with respect to working capital management. Trade accounts receivable and inventories increased $11.6 million and $11.5 million, respectively, reflecting stronger sales during the period and planned growth to support seasonally stronger demand in the second and third quarters, respectively, while accounts payable decreased $4.8 million from December 31, 2005 to March 31, 2006 including the impact of working capital items attributable to the discontinued terpenes specialties business. Days sales outstanding improved by 3 days to 57 days from year-end 2005 and days sales in inventories improved by 1 day to 55 days from year-end 2005. However, days payable outstanding decreased by 2 days to 49 days as compared to year-end 2005. Overall, the cash cycle time improved by a net 2 days. The Company expects further, but more modest improvements in the cash cycle time as efforts continue with respect to working capital initiatives.

Commitments and Contractual Obligations

Capital expenditures are projected to total approximately $74 million for the year ended December 31, 2006. Of this total, approximately 39% will be allocated to Paper Technologies and Ventures, 47% to the Aqualon Group and 14% for Corporate purposes.

The Company is currently in the process of developing plans to reduce stranded corporate costs resulting from the FiberVisions transaction (“Business Infrastructure Project”). The Company has targeted $20 million in annual cost reductions to be achieved by the end of 2007. While limited actions have been taken thus far, the most significant aspects of the Business Infrastructure Project are expected to take place primarily in the latter half of 2006. Accordingly, the Company anticipates incremental cash disbursements for severance benefits and other exit costs upon execution of the plans.

Under an earn-out provision in the Benchmark agreement, there is the potential for a maximum disbursement to the seller in the amount of $8.8 million if certain contractual provisions are met. Payments are anticipated to be made throughout the five-year term of the related supply agreement.

In connection with the FiberVisions transaction, the Company may be required to provide additional contributions should performance fall below certain defined performance measures during 2006 and 2007. The maximum commitment is $4.5 million for 2006 and $1.2 million for 2007. The exposure for additional contributions is thereby limited to a maximum of $5.7 million.

The Company's contractual commitments as of March 31, 2006 are summarized as follows:

	(Dollars in millions)
	Payments Due by Period (1)
		Less than	1 - 3	4 - 5	After 5
	Total	1 year	years	years	years
Debt obligations	$1,088.1	$11.3	$127.0	$382.6	$567.2
Operating lease obligations	118.1	19.1	35.9	37.0	26.1
Other long-term liabilities reflected on the registrant's balance sheet under GAAP (2)	495.2	89.1	72.2	58.2	276.7
Total contractual cash obligations	$1,701.4	$118.5	$235.1	$477.8	$870.0

(1)
Does not include the anticipated future interest payments to be made under the Company's current debt agreements; however, based upon current indebtedness and interest rates at March 31, 2006, such interest obligations are estimated to be approximately $76.0 million in 2007, $71.9 million in 2008, $69.9 million in 2009, $69.6 million in 2010, $63.0 million in 2011 and $745.1 million thereafter. A one percent increase or decrease in the LIBOR rate would have an impact of approximately plus or minus $3.9 million on the Company’s interest payments in each of the next five years.

(2)
Includes amounts pertaining to asbestos-related matters, asset retirement obligations, post-employment and post-retirement obligations and workers compensation claims. Due to the dynamic nature of asbestos litigation, it is impractical to determine the anticipated payments in any given year. Therefore, the non-current asbestos-related liability of $227.7 million has been reflected in the after five years column.

Risk Factors

In addition to the factors discussed elsewhere, the following, which have not been sequenced in any particular order, are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Indebtedness

As of March 31, 2006, the Company's total debt was approximately $1,088.1 million, of which 64% is fixed rate indebtedness. The Company's indebtedness has significant consequences. For example, it could: increase the Company's vulnerability to economic downturns and competitive pressures; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; limit the Company's flexibility in planning for, or reacting to, changes in its business and the industries in which it operates or in pursuing attractive business opportunities requiring debt financing; place the Company at a disadvantage to its competitors that have less debt; and limit the Company's ability to borrow additional funds due to restrictive covenants.

The Senior Credit Facility and the indenture governing the 6.75% senior subordinated notes due 2029, which together account for a large portion of the Company's debt, contain numerous restrictive covenants, including, among other things, covenants that limit the Company's ability to: borrow money and incur contingent liabilities; make dividend or other restricted payments; use assets as security in other transactions; enter into transactions with affiliates; enter into new lines of business; issue and sell stock of restricted subsidiaries; sell assets or merge with or into other companies and make capital expenditures. In addition, the Senior Credit Facility requires the Company to meet financial ratios and tests, including maximum leverage and interest coverage levels. These restrictions could limit the Company's ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict corporate activities.

The Company's ability to comply with the covenants and other terms of the Senior Credit Facility and the indentures governing the 6.75% senior subordinated notes due 2029 and to satisfy these and other debt obligations will depend upon the Company's current and future performance. The Company's performance is affected by general economic conditions and by financial, competitive, political, business and other factors, many of which are beyond the Company's control. The Company believes that the cash generated from its businesses will be sufficient to enable the Company to comply with the covenants and other terms of the Senior Credit Facility and the indentures governing the 6.75% senior subordinated notes due 2029 and to make debt payments as they become due.

The Company and its subsidiaries may incur additional indebtedness in the future. As of March 31, 2006, the Company had a $550 million Senior Credit Facility with a syndicate of banks. Under the Senior Credit Facility, the Company has a $150 million revolving credit agreement, which permits certain additional borrowings. In addition, the Company has the option to borrow an additional $250 million in the form of a term note under the Senior Credit Facility. If new indebtedness is added to the Company's current indebtedness levels, the risks described above could increase.

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

The Company's derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments. At March 31, 2006, the net market value of these combined instruments was a liability of $1,064.6 million. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at March 31, 2006 would result in a $58.9 million decrease in the net market value of the liability. A 100-basis point decrease in interest rates at March 31, 2006 would result in a $61.9 million increase in the net market value of the liability.

Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of $0.4 million at March 31, 2006. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from period-end levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at March 31, 2006 would result in a $2.7 million decrease in the net position, while a 10% weakening of the dollar versus all currencies would result in a $2.4 million increase in the net position.

The Company also utilizes cross currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations. At March 31, 2006, the net market value of the swaps was a liability of $5.3 million. A 10% strengthening of the Euro versus the U.S. dollar at March 31, 2006 would result in a $50.5 million increase in the liability, while a 10% weakening of the Euro versus the U.S. dollar would result in a $50.5 million decrease in the liability. Changes in the underlying interest rates would have an insignificant impact.

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

Environmental remediation expenses are funded from internal sources of cash. Such expenses, the most significant of which relate to non-operating or former sites, are not expected to have a significant effect on the Company's ongoing liquidity. Environmental cleanup costs, including capital expenditures for ongoing operating sites, are a normal, recurring part of operations and are not significant in relation to total operating costs or cash flows (see Notes 8 and 9 to the Consolidated Financial Statements).

Litigation

Hercules is a defendant in numerous lawsuits arising out of, or incidental to, the conduct of its business. Such litigation typically falls within the following broad categories: environmental (discussed above); antitrust; commercial; intellectual property; labor and employment; personal injury; property damage; product liability; and toxic tort. While it is not feasible to predict the outcome of all pending matters, the ultimate resolution of one or more of these matters could have a material effect upon the Company’s financial position, results of operations and/or cash flows (see Notes 8 and 9 to the Consolidated Financial Statements).

Pension

The assets and liabilities associated with the Company's defined benefit plans are subject to interest rate and market risk. A 100-basis point decrease or increase in the discount rate has an unfavorable or favorable impact of approximately $171 million on the U.S. defined benefit plan’s accumulated benefit obligation (“ABO”) and an unfavorable or favorable impact on its projected benefit obligation (“PBO”) of approximately $178 million. A 100-basis point decrease or increase in the assumed rate of return has an unfavorable or favorable impact of approximately $12 million on the estimated expense for the U.S. pension and postretirement plans on an annual basis.

Indemnifications

In connection with the sale of certain assets or businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale. Additionally, the Company has provided indemnifications pertaining to environmental, tax, employee and/or product-related matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to reimburse the buyer. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. As of March 31, 2006, the Company has recorded indemnifications totaling $41.1 million and has $105.4 million of outstanding letters of credit. Although it is possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

As described in greater detail in Note 9 to the Consolidated Financial Statements, the Company has entered into comprehensive settlement agreements with each of its insurance carriers which provided coverage for asbestos-related liabilities. Under the terms of these agreements and in exchange for payments made and to be received from the insurance carriers, the Company has released and indemnified the released insurers from any past, present and future claims asserted under its cancelled policies.

Off-Balance Sheet Arrangements

The Company has no relationships with any unconsolidated, special-purpose entities or other legal entities established for the purpose of facilitating off-balance sheet financial arrangements.

Recent Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”) and Statement of Financial Accounting Standards No 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”) during February and March of 2006, respectively. SFAS 155 and SFAS 156 are effective for fiscal years beginning after September 15, 2006. The subject matter and underlying accounting requirements for these statements is generally not applicable to any of the Company’s existing business or financing operations. Accordingly, it is anticipated that SFAS 155 and SFAS 156 will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions. Forward-looking statements may involve known and unknowns risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: ability to generate cash, changes in tax laws, regulations and/or rates or changes resulting from ongoing reviews of tax liabilities, ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, ability to execute and integrate acquisitions, ability to raise product prices, ability to execute divestitures, ability to realign business portfolio and segments, ability to achieve growth in earnings and cash flows, business climate, business performance, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risk in developing new products and technologies, risk in developing new market opportunities, environmental and safety regulations and clean-up costs, foreign exchange rates and exchange control regulations, foreign investment laws, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, legislative changes, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, the financial capacity of settling insurers, the impact of increased accruals and reserves for such exposures, the outcome of litigation and appeals, and adverse changes in economic and political climates around the world, including terrorist activities, international hostilities, governmental instabilities and potential natural disasters. Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements. As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions identify forward-looking statements. This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of quantitative and qualitative disclosure about market risk, see “Risk Factors” under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of March 31, 2006. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. On March 31, 2006, the Company completed the sale of a 51% interest in FiberVisions and de-consolidated its remaining 49% interest from the Consolidated Financial Statements effective April 1, 2006.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information disclosed by the Company under the headings “Environmental” and “Litigation” in Note 9 to the Consolidated Financial Statements is incorporated herein by this reference.

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
May 4, 2006

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