Form 10-Q
period 2006-06-30
HERCULES INC
filed 2006-08-03
CIK 46989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006
Commission file number 1-496

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

Yes:   ☐   No:   ☒

As of July 28, 2006, 113,336,377 shares of registrant’s common stock were outstanding.

HERCULES INCORPORATED

TABLE OF CONTENTS

Part I - Financial Information	3
Item 1. Consolidated Financial Statements	3
Consolidated Statements of Operations and Comprehensive (Loss) Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Business Overview	37
Critical Accounting Estimates	40
Results of Operations	42
Liquidity and Capital Resources	53
Risk Factors	56
Forward-Looking Statements	59
Item 3. Quantitative and Qualitative Disclosures About Market Risk	59
Item 4. Controls and Procedures	59
Part II - Other Information	60
Item 1. Legal Proceedings	60
Item 4. Submission of Matters to a Vote of Security Holders	60
Item 6. Exhibits	60
Signature	61
Exhibit Index	62

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Dollars in millions, except per share)
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$501.0	$534.7	$1,028.3	$1,036.6
Cost of sales	324.7	351.2	685.4	688.8
Selling, general and administrative expenses	90.7	99.9	182.0	199.6
Research and development	9.4	10.0	19.0	20.3
Intangible asset amortization (Note 5)	2.0	2.0	3.6	4.0
Other operating expense, net (Note 13)	8.6	10.4	15.8	20.1
Profit from operations	65.6	61.2	122.5	103.8
Interest and debt expense	16.7	22.8	37.4	45.0
Vertac litigation charge (Note 9)	106.0	—	106.0	14.9
Other expense, net (Note 14)	21.1	25.7	31.7	32.0
(Loss) income before income taxes and equity loss	(78.2)	12.7	(52.6)	11.9
(Benefit) provision for income taxes (Note 15)	(27.5)	3.1	(16.8)	(3.4)
(Loss) income before minority interests and equity loss (income)	(50.7)	9.6	(35.8)	15.3
Minority interests in earnings of consolidated subsidiaries	(0.3)	(0.2)	(0.4)	(0.6)
Equity (loss) income of affiliated companies, net of tax	(0.6)	—	(1.0)	0.3
Net (loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(51.6)	9.4	(37.2)	15.0
Net loss from discontinued operations, net of tax (Note 17)	(0.7)	(0.2)	(1.3)	(0.9)
Net (loss) income before cumulative effect of change in accounting principle	(52.3)	9.2	(38.5)	14.1
Cumulative effect of change in accounting principle, net of tax (Note 3)	—	—	0.9	—
Net (loss) income	$(52.3)	$9.2	$(37.6)	$14.1
(Loss) earnings per share (Note 16):
Basic (loss) earnings per share
Continuing operations	$(0.46)	$0.09	$(0.34)	$0.14
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Cumulative effect of change in accounting principle	—	—	0.01	—
Net (loss) income	$(0.47)	$0.08	$(0.34)	$0.13
Weighted average number of shares (millions)	110.8	108.8	110.5	108.6
Diluted (loss) earnings per share
Continuing operations	$(0.46)	$0.08	$(0.34)	$0.14
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Cumulative effect of changes in accounting principle	—	—	0.01	—
Net (loss) income	$(0.47)	$0.08	$(0.34)	$0.13
Weighted average number of shares (millions)	110.8	110.7	110.5	110.5
Net (loss) income	$(52.3)	$9.2	$(37.6)	$14.1
Foreign currency translation	30.5	(39.5)	37.9	(64.9)
Decrease (increase) in additional minimum pension liability due to:
Remeasurement adjustments (Note 7)	—	—	64.7	—
Foreign currency translation	(1.5)	2.0	(1.8)	3.7
Other, net including hedging activities	(22.4)	—	(27.6)	—
Comprehensive (loss) income	$(45.7)	$(28.3)	$35.6	$(47.1)
See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)	(Unaudited)
	June 30 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$81.9	$77.3
Accounts receivable, net (Note 10)	333.1	289.7
Inventories (Note 10)	199.4	179.6
Deferred income taxes	37.3	39.3
FiberVisions assets held for sale (Note 4)	—	202.7
Current assets of discontinued operations (Note 17)	1.1	6.7
Other current assets	48.1	48.1
Total current assets	700.9	843.4
Property, plant, and equipment, net (Note 10)	553.4	535.4
Intangible assets, net (Note 5)	146.5	142.8
Goodwill (Note 5)	476.9	441.0
Deferred income taxes	242.7	240.4
Asbestos-related assets (Note 9)	102.9	120.7
Deferred charges and other assets	262.1	245.1
Total assets	$2,485.4	$2,568.8

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$190.6	$172.9
FiberVisions liabilities held for sale (Note 4)	—	66.6
Asbestos-related liabilities (Note 9)	36.4	36.4
Current debt obligations (Note 6)	13.1	16.7
Vertac litigation liability (Note 9)	121.0	—
Accrued expenses	218.9	217.0
Current liabilities of discontinued operations (Note 17)	0.9	2.8
Total current liabilities	580.9	512.4
Long-term debt (Note 6)	973.1	1,092.3
Deferred income taxes	80.8	75.8
Pension liability	246.5	323.4
Other postretirement benefits	56.2	65.5
Deferred credits and other liabilities	296.1	289.4
Asbestos-related liabilities (Note 9)	220.4	233.6
Total liabilities	2,454.0	2,592.4

Commitments and contingencies (Note 9)	—	—
Minority interests	12.4	1.1
Stockholders’ equity (deficit)
Series preferred stock	—	—
Common stock, $25/48 par value (shares issued at both 2006 and 2005 - 160.0 million)	83.3	83.3
Additional paid-in capital	512.6	548.9
Unearned compensation	(45.5)	(65.7)
Accumulated other comprehensive losses	(314.4)	(387.6)
Retained earnings	1,457.7	1,495.4
	1,693.7	1,674.3
Reacquired stock, at cost (2006 - 46.6 million shares; 2005 - 47.2 million shares)	1,674.7	1,699.0
Total stockholders’ equity (deficit)	19.0	(24.7)
Total liabilities and stockholders’ equity (deficit)	$2,485.4	$2,568.8

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)	(Unaudited)
	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net (loss) income	$(37.6)	$14.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36.9	39.5
Amortization	11.7	12.5
Deferred income tax provision	(32.8)	12.2
Gain on disposals	(0.1)	(0.3)
Write-off of debt issuance costs	1.5	1.1
Loss on sale of 51% interest in FiberVisions	10.6	—
Minority interests in earnings of consolidated subsidiaries	0.4	0.6
Other non-cash charges and credits, net	3.2	5.0
Accruals and deferrals of cash receipts and payments (net of acquisitions and dispositions):
Accounts receivable	(30.3)	(10.7)
Inventories	(1.0)	(20.9)
Asbestos-related assets and liabilities, net	6.5	15.2
Other current assets	3.4	4.6
Accounts payable and accrued expenses	108.4	(0.1)
Income taxes payable	(5.2)	(20.9)
Pension and postretirement benefits	12.7	(31.3)
Non-current assets and liabilities	(16.4)	(0.6)
FiberVisions net assets held for sale	(7.9)	—
Net cash provided by operating activities	64.0	20.0

Cash Flows from Investing Activities:
Capital expenditures	(22.9)	(25.9)
Proceeds from sale of 51% interest in FiberVisions, net of transaction costs	25.1	—
Acquisition of the net assets of Benchmark Polymer Products, L.P and investment in Benchmark Performance Group.	(22.7)	—
Investment in Hercules Tianpu Chemical Co., net of cash recognized upon consolidation	(3.4)	—
Proceeds of fixed asset disposals	0.3	3.2
Other, net	(1.0)	—
Net cash used in investing activities	(24.6)	(22.7)

Cash Flows from Financing Activities:
Long-term debt issued by FiberVisions, net of issuance costs	83.7	—
Long-term debt payments	(122.7)	(62.4)
Change in short-term debt	(0.8)	(0.9)
Treasury stock issued	3.5	2.3
Other, net	0.4	(0.3)
Net cash used in financing activities	(35.9)	(61.3)
Effect of exchange rate changes on cash	1.1	(3.5)
Net increase (decrease) in cash and cash equivalents	4.6	(67.5)
Cash and cash equivalents - beginning of period	77.3	126.5
Cash and cash equivalents - end of period	$81.9	$59.0

See accompanying notes to consolidated financial statements

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$45.8	$44.2
Income taxes, net of refunds received	19.3	3.8
Non-cash investing and financing activities:
De-consolidation of debt issued by FiberVisions	90.0	—
De-consolidation of FiberVisions capitalized debt issuance costs	(6.3)	—
Incentive and other employee benefit stock plan issuances	11.8	10.8

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share amounts)
(Unaudited)

1. Basis of Presentation

The interim consolidated financial statements and the notes to the consolidated financial statements of Hercules Incorporated (“Hercules” or the “Company”) are unaudited as of and for the three and six months ended June 30, 2006 and 2005, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of Hercules’ financial position and results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules’ Annual Report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, the Company realigned its reporting segments. Previously, the Company operated through the Performance Products (Pulp and Paper and Aqualon) and Engineered Materials and Additives (FiberVisions and Pinova) segments. The Company’s new reporting structure includes three segments: (1) Paper Technologies and Ventures (“PTV”), (2) the Aqualon Group and (3) FiberVisions. The Company’s Pinova business has been integrated into the Aqualon Group. FiberVisions will remain as a stand-alone segment. In addition, the Company’s terpenes specialties business, which was previously a business unit of Pinova, has been classified as a discontinued operation effective January 1, 2006. As discussed further in Note 17, the Consolidated Financial Statements have been reclassified to accommodate the reporting of this business as a discontinued operation.

Effective April 1, 2006, the Company has consolidated the financial statements of its joint venture, Hercules Tianpu Chemical Co., Ltd., in which a 40% interest is maintained (see Note 11). The joint venture is a manufacturer of methylcellulose and is included in the Aqualon Group.

For the quarter ended March 31, 2006, FiberVisions' results of operations have been consolidated into the Company’s Statement of Operations. As a result of the sale of the Company’s 51% interest (see Note 4), FiberVisions is being treated as an equity investment and the Company includes its proportionate share of earnings using the equity method of accounting for periods beginning April 1, 2006.

Prior period information included in Note 18, Segment Information, has been adjusted for retrospective application of the aforementioned changes attributable to the segments. Also, certain prior period amounts in the Consolidated Financial Statements and Notes have been reclassified to conform to the current period presentation.

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

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). The Company is currently in the process of evaluating FIN 48 which is to be adopted effective January 1, 2007.

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

The Company previously adopted SFAS 123 on a prospective basis for all employee and non-employee director awards granted, modified or settled after January 1, 2003. Excluding stock options issued to non-employee directors which vest immediately upon grant due to certain retirement-eligibility provisions, the Company did not issue any stock options to employees during 2003 and 2004. During 2005, the Company granted nonqualified stock options to its Chief Executive Officer (“CEO”). Those stock options have been accounted for in accordance with SFAS 123. The cost of all stock options issued to employees during years prior to 2003 has been provided fully on a pro forma basis. Accordingly, there is no cost attributable to such options to be recorded subsequent to 2005. During 2006, the Company issued nonqualified stock options as well as restricted stock awards to the CEO and other management personnel. These awards have been accounted for in accordance with SFAS 123R.

The Company has in the past and continues to provide for the grant of stock options and the award of restricted common stock and other market-based units to key employees and non-employee directors under the following plans: (1) Hercules Incorporated Long Term Incentive Compensation Plan (“LTICP”), (2) Management Incentive Compensation Plan (“MICP”), and (3) Hercules Incorporated Omnibus Equity Compensation Plan for Non-Employee Directors (“Omnibus Plan”) (collectively, the “Plans”). As of June 30, 2006, 7,393,444 shares were available for grant under the Company’s incentive compensation plans as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. A summary of the valuation and accounting for share-based awards granted under the plans is described in further detail below.

The compensation cost attributable to the Plans during the three and six months ended June 30, 2006 was $1.7 million and $2.9 million, respectively, and was recognized as a component of Selling, general and administrative expenses. The total income tax benefit recognized in the Statement of operations for share-based compensation arrangements was $0.5 million and $0.9 million, for the three and six months ended June 30, 2006, respectively. In connection with the transition to SFAS 123R, the Company has determined that it will begin to account for the income tax effects of share-based compensation with a pool of windfall tax benefits (the “pool”) set at zero upon the effective date. In addition, the Company recognized $0.4 million and $0.6 million of tax benefits in Additional paid-in capital resulting from the exercise of stock options and vesting of restricted stock during the three and six months ended June 30, 2006, respectively.

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

The Company issues shares from treasury stock upon the exercise of stock options and the grant of restricted stock awards. During the six months ended June 30, 2006, the Company issued 867,559 shares of stock from treasury, of which 302,391 were attributable to the exercise of stock options and 565,168 were attributable to the grant of restricted stock awards. In addition, 85,644 shares were returned to treasury stock as a result of forfeitures of restricted stock awards. Cash received from the exercise of stock options for the six months ended June 30, 2006 was $3.5 million.

Stock Options

Regular stock options are granted under the Plans at the market price on the date of grant and are exercisable at various periods from one to nine years after date of grant. Performance accelerated stock options (“PASOs”) are also granted at the market price at the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular stock options and PASOs expire ten years after the date of grant. These awards are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement or other specified events. The Plans do not provide the award recipients the ability to require a cash settlement except in the case of a standard cashless exercise program.

The fair value of option awards granted during 2006 is estimated on the date of grant using the Black-Scholes option pricing model and the weighted-average assumptions in the following table:

Expected volatility	30.10%
Expected dividend yield	0%
Expected life (in years)	6.0
Risk free interest rate	4.60%

A summary of option activity under the Plans as of June 30, 2006 and changes during the six months then ended is presented as follows:
	Regular		Performance Accelerated
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted-Average Price
Outstanding at January 1, 2006	8,382,012	$21.31	1,342,115	$43.49
Granted	477,228	12.22	—	—
Exercised	(302,391)	11.68	—	—
Forfeited	(412,685)	37.31	(208,475)	51.36
Outstanding at June 30, 2006	8,144,164	$20.33	1,133,640	$42.04
Exercisable at June 30, 2006	7,521,599	$20.97	—	$—

The weighted-average grant date fair value of options issued during the three months ended June 30, 2006 was $4.60 per option. These options vest over a period of three years with 40% vesting in each of the first two years and 20% in the third year. Accordingly, the Company amortizes compensation cost using the graded vesting method. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $1.1 million. As of June 30, 2006, there was $2.4 million of unrecognized compensation cost related to stock options granted under the Plans. That cost is expected to be recognized over a remaining weighted-average period of 2.4 years. The total fair value of option shares vested during the three and six months ended June 30, 2006 was $0.7 million and $1.0 million, respectively.

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

A summary of restricted stock award activity under the Plans as of June 30, 2006 and changes during the six months then ended is presented as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2006	2,121,533	$11.39
Granted	565,168	12.22
Vested	(389,052)	8.99
Forfeited	(85,644)	12.68
Converted	(76,490)	12.22
Outstanding at June 30, 2006	2,135,515	$11.96

The restricted stock awards granted during 2006 vest based on relative stock performance over a period of three to seven years from the date of grant. However, vesting can be accelerated to as early as three years from the date of grant or delayed to seven years based upon share price fluctuation with a market-based benchmark. Restricted stock awards granted in periods prior to 2006 include awards which vest based on continuous service as well as those whose vesting can be accelerated upon the achievement of a market-based benchmark. The total number of restricted stock awards that are expected to vest is adjusted by estimated forfeiture rates. As of June 30, 2006, there was $14.8 million of unrecognized compensation cost related to restricted stock awards granted under the Plans. That cost is expected to be recognized over a remaining weighted-average period of 3.8 years. The total fair value of shares vested during the three and six months ended June 30, 2006 was $1.0 million and $1.9 million, respectively.

Amortization of compensation cost for those awards issued prior to 2006 is based on a normal five-year vesting period. Consistent with prior periods, the Company will continue to amortize the cost of these awards based on this policy unless there is an acceleration or deceleration event or change in estimated forfeitures, upon which compensation cost will be adjusted accordingly.

The following table presents the pro forma effect on net income and earnings per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation on a retroactive basis to the three and six months ended June 30, 2005.

	Three Months	Six Months
Net income as reported	$9.2	$14.1
Add: Stock-based compensation expense recognized in reported results, net of tax	1.4	4.3
Deduct: Stock-based compensation expense determined under the fair value based method for all awards , net of tax	(1.5)	(4.8)
Pro forma net income	$9.1	$13.6
Earnings per share:
Basic - as reported	$0.08	$0.13
Basic - pro forma	$0.08	$0.13
Diluted - as reported	$0.08	$0.13
Diluted - pro forma	$0.08	$0.13

4.	Sale of Interest in FiberVisions Division

On March 31 2006, the Company completed the sale of a 51% interest (the “transaction” or “FiberVisions Transaction”) in FiberVisions Delaware Corporation (formerly FiberVisions L.L.C. or “FiberVisions” and, prior to the sale, a wholly-owned subsidiary) to SPG/FV Investor LLC (“SPG”), an affiliate of SPG Partners, LLC, a New York-based private equity firm. In connection with the transaction, FiberVisions issued long-term debt in the amount of $90.0 million and simultaneously completed a distribution of $82.0 million to the Company and its wholly-owned subsidiary, WSP Inc. (“WSP”) in proportion to their respective ownership interests. In connection with the debt issuance, FiberVisions incurred $6.3 million in issuance costs. Immediately thereafter, the Company received $27.0 million from SPG in exchange for its 51% interest. Through the six months ended June 30, 2006, the Company has paid approximately $1.9 million of costs attributable to the transaction. WSP will retain its 49% interest in FiberVisions. The contribution agreement (“Agreement”) provides SPG with an option to purchase an additional 14% interest in FiberVisions from WSP for $7.4 million within one year. The option may be exercised by SPG anytime during the period beginning on January 1, 2007 and expiring on January 31, 2007. The option was initially recorded at its estimated fair value of $0.7 million at the closing of the transaction and is included in the caption Accrued expenses on the Consolidated Balance Sheet as of June 30, 2006. The option is being marked-to-market on a periodic basis until exercise or expiration with any resulting gain or loss recognized as an adjustment to the loss on the transaction. During the quarter ended June 30, 2006, the mark-to-market adjustment attributable to the change in value of the option resulted in a decrease to the loss on the transaction of $0.1 million.

The Agreement also provides for the receipt of additional payments should FiberVisions meet certain defined performance measures in 2006 and/or 2007. Conversely, should performance fall below certain defined performance measures during either year, the Company will be required to provide additional contributions to FiberVisions with a maximum commitment of $4.5 million for 2006 and $1.2 million for 2007. The exposure for additional contributions is thereby limited to a maximum of $5.7 million. Based on actual performance for the quarter ended June 30, 2006 and forecasted performance for the remainder of the year, the Company has accrued the maximum commitment for 2006 of $4.5 million to be paid during the remainder of the year.

As a result of the closing, and certain post-closing adjustments, including the performance-based contributions and option valuation noted above, the Company recognized a $10.6 million loss on the transaction which has been included as a component of Other expense, net for the six months ended June 30, 2006. The loss also reflects final adjustments to the Company’s investment partially offset by a benefit of $2.6 million attributable to the removal of the currency translation adjustment attributable to the disposed portion of the Company’s investment in FiberVisions and $3.5 million curtailment benefit, net of special termination benefits, associated with FiberVisions’ domestic employees that will no longer accrue service benefits under the Company’s pension and postretirement benefit plans. In connection with the transaction the Company assumed certain obligations and provided certain indemnifications with respect to FiberVisions upon the date of closing. These included: $7.6 million for income taxes attributable to the aforementioned distribution, $1.4 million for restructuring and severance liabilities and $1.1 million for the indemnification of one of FiberVisions’ European pension plans. In addition, the Company settled substantially all of FiberVisions third party debt obligations prior to closing resulting in principal payments of approximately $6.8 million.

The Company’s remaining investment in FiberVisions, as represented by the 49% interest held by WSP, is included in the caption Deferred charges and other assets on the Consolidated Balance Sheet as of June 30, 2006 for approximately $25.0 million, which represents its fair value based on the terms of the transaction adjusted for equity losses during the quarter ended June 30, 2006.

The results of operations and cash flows for FiberVisions for the three months ended March 31, 2006 are included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows, respectively, as it was wholly-owned by the Company during that period. Effective April 1, 2006, the Company began recording its equity in the earnings of FiberVisions based on its 49% ownership interest. The Company’s share of FiberVisions net loss for the three months ended June 30, 2006 was approximately $1.0 million.

5.	Goodwill and Other Intangible Assets

In connection with the Company’s acquisition of the net assets of Benchmark Polymer Products, L.P. in January of 2006, the Company recognized $16.9 million of goodwill and a $3.7 million intangible asset related to a 5 year supply agreement. The following table shows changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2006:

	Paper Technology and Ventures	Aqualon Group	Total
Balance, December 31, 2005	$402.6	$38.4	$441.0
Acquisition	—	16.9	16.9
Foreign currency translation	18.4	0.6	19.0)

Balance, June 30, 2006	$421.0	$55.9	$476.9

The following table provides information regarding the Company’s other intangible assets with finite lives:

	Customer Relationships	Trademarks and Tradenames	Other Intangibles	Total

Gross carrying amount

Balance, December 31, 2005	$90.0	$73.9	$24.8	$188.7
Balance, June 30, 2006	90.0	73.9	32.0	195.9

Accumulated amortization

Balance, December 31, 2005	$16.4	$13.5	$16.0	$45.9
Balance, June 30, 2006	17.5	14.6	17.3	49.4

Total amortization expense for Other intangible assets was $2.0 million for each of the three months ended June 30, 2006 and 2005, respectively and was $3.6 million and $4.0 million for the six months ended June 30, 2006 and 2005, respectively. Estimated amortization expense is $7.1 million for 2006, $7.0 million for 2007, $6.7 million for 2008, $5.3 million for 2009, $5.1 million for 2010 and $4.3 million for 2011.

6. Debt

A summary of debt follows:
	June 30, 2006	December 31, 2005
Term B Loan due 2010	$391.0	$393.0
6.60% notes due 2027	100.0	100.0
Term notes at various rates from 5.00% to 7.16%	—	6.8
11.125% senior notes due 2007	16.1	130.0
6.75% senior subordinated notes due 2029	250.0	250.0
8% convertible subordinated debentures due 2010	2.6	2.6
6.50% junior subordinated deferrable interest debentures due 2029	217.4	217.0
Other	9.1	9.6
	986.2	1,109.0
Less: Current debt obligations	13.1	16.7
Long-term debt	$973.1	$1,092.3

As of June 30, 2006 the weighted-average interest rate on the Term B Loan, which bears interest at LIBOR + 1.50%, was 6.55%.

As of June 30, 2006, $44.7 million of the $150.0 million Revolving Facility under the Company’s Senior Credit Facility was available for use. The Company had $105.3 million of outstanding letters of credit associated with the Revolving Facility at June 30, 2006. As of June 30, 2006, the Company had $31.6 million of foreign lines of credit available and unused.

The Company’s Senior Credit Facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio (“leverage ratio”) and an interest coverage ratio and established limitations on the permitted amount of capital expenditures.

7. Pension and Other Postretirement Benefits

The following table sets forth the consolidated net periodic pension and other postretirement benefit costs that are attributable to the Company’s global pension and postretirement benefit plans as recognized for the three and six months ended June 30, 2006 and 2005:
	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net periodic benefit cost:
Service cost	$4.1	$4.8	$8.8	$9.9
Interest cost	25.0	24.5	49.9	50.8
Expected return on plan assets	(28.0)	(28.4)	(56.4)	(58.6)
Amortization and deferrals	(0.5)	0.6	(1.0)	1.1
Actuarial losses recognized	10.5	9.8	22.5	19.6
	$11.1	$11.3	$23.8	$22.8

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net periodic benefit cost:
Service cost	$0.1	$0.2	$0.3	$0.4
Interest cost	2.2	2.6	4.3	5.2
Expected return on plan assets	—	—	—	—
Amortization and deferrals	(1.9)	(2.1)	(4.0)	(4.2)
Actuarial losses recognized	1.9	1.3	3.6	2.6
	$2.3	$2.0	$4.2	$4.0

Total contributions expected to be made to the Company’s plans during 2006 are $35.0 million, including $30.0 million in voluntary contributions to be made to the U.S. defined benefit plan.

Primarily as a result of the curtailment of pension and postretirement benefits attributable to FiberVisions employees (see Note 4), the Company re-measured its liabilities under the plans effective March 31, 2006. As a result, the Company recorded a decrease to its long-term pension obligation in the amount of $99.6 million and reduced the additional minimum pension liability recorded in Accumulated other comprehensive income by $64.7 million net of taxes of $34.9 million. Accordingly, deferred tax assets were also reduced by $34.9 million.

8. Asset Retirement Obligations

The following table provides a reconciliation of the changes in the asset retirement obligations (“ARO”) during the period:

	Active Sites	Inactive Sites	Total
Balance, January 1, 2006	$10.2	$80.1	$90.3
Accretion	0.3	0.8	1.1
Settlement payments	(1.3)	(5.5)	(6.8)
Changes in estimated obligations	(0.1)	0.3	0.2
Foreign currency translation	0.4	—	0.4

Balance, June 30, 2006	$9.5	$75.7	$85.2

9. Commitments and Contingencies

Guarantees

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), disclosure about each group of guarantees is provided below:

Indemnifications

In connection with the sale of Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sale transactions and business activities prior to the ultimate closing of the sale.  The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend, and/or indemnify the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions and limitations.  The carrying amount recorded for indemnifications as of June 30, 2006 was $41.3 million.

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

Debt Obligations

The Company has directly guaranteed $45.1 million of various obligations under agreements with third parties related to subsidiaries and affiliates of which $11.8 million was outstanding at June 30, 2006.  The outstanding balance reflects guarantees of $2.8 million related to the debt of Shanghai Hercules Chemical that expires this year, $4.3 million related to a foreign-based pension plan with an indefinite term, $0.8 million related to the debt of Hercules Trading (Shanghai), $1.5 million related to Hercules Tianpu Chemicals Co., Ltd., $0.4 million related to vendor payables at Hercules International GmbH and $2.0 million related to the debt obligations of previously disposed operations that expires in 2007.  In addition to the aforementioned $4.3 million guarantee, the Company has provided approximately $2.7 million in collateral through a mortgage security related to the pension plan liability.  Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.

Intercompany Guarantees

The Company and its subsidiaries have authorized intercompany guarantees between and among themselves, which aggregate approximately $182.5 million of which $171.3 million was outstanding at June 30, 2006.  These guarantees relate to intercompany loans used to facilitate normal business operations and have been eliminated from the Company’s Consolidated Financial Statements.

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

The Company has been identified as a potentially responsible party (“PRP”) by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites.  The Company becomes aware of sites in which it may be named a PRP in investigatory and/or remedial activities through correspondence from the U.S. Environmental Protection Agency (“EPA”) or other government agencies or from previously named PRPs, who either request information or notify the Company of its potential liability.  The Company has established procedures for identifying environmental issues at its plant sites.  In addition to environmental audit programs, the Company has environmental coordinators who are familiar with environmental laws and regulations and act as a resource for identifying environmental issues.

While the Company is involved in numerous environmental matters, the following matters are described below because they are currently viewed by management as potentially material to the Company’s consolidated financial position, results of operations and cash flows.

 United States of America v. Vertac Chemical Corporation, et al., No. 4:80CV00109 (United States District Court, Eastern District of Arkansas, Western Division)

This case, a cost-recovery action based upon the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund statute”), as well as other statutes, has been in litigation since 1980, and involves liability for costs in connection with the investigation and remediation of the Vertac Chemical Corporation (“Vertac”) site in Jacksonville, Arkansas.  The Company owned and operated the site from December 1961 until 1971. The site was used for the manufacture of certain herbicides and, at the order of the United States, Agent Orange.  In 1971, the site was leased to Vertac’s predecessor. In 1976, the Company sold the site to Vertac. The site was abandoned by Vertac in 1987, and Vertac was subsequently placed into receivership.  Both prior to and following the abandonment of the site, the EPA and the Arkansas Department of Pollution Control and Ecology were involved in the investigation and remediation of contamination at and around the site. Pursuant to several orders issued under CERCLA, the Company actively participated in many of these activities.  The cleanup is essentially complete, except for certain on-going maintenance and monitoring activities. This litigation primarily concerns the responsibility and allocation of liability for the costs incurred in connection with the activities undertaken by the EPA.

The procedural history of this litigation is discussed in greater detail in the Company’s periodic reports previously filed with the SEC. In summary, in 1999, the District Court finalized a ruling holding the Company and Uniroyal jointly and severally liable for approximately $100 million in costs incurred by EPA, as well as costs to be incurred in the future. In 2000, the District Court allocated 2.6% of such amounts to Uniroyal and 97.4% of such amounts to the Company. Both the Company and Uniroyal appealed those rulings to the US Court of Appeals for the Eighth Circuit (the “Court of Appeals”). In 2001, the Court of Appeals reversed the District Court’s rulings as to joint and several liability and allocation, and remanded the case back to the District Court for several determinations, including a determination of whether the harms at the site giving rise to the EPA’s claims were divisible. The trial on remand occurred in late 2001.

By Memorandum Opinion and Order dated March 30, 2005, the District Court largely affirmed its prior findings and prior judgment against the Company and Uniroyal and the prior allocation with respect to the Company and Uniroyal, although the District Court did agree that the Company should not be liable for costs associated with a particular off-site landfill, and held that the judgment should be reduced accordingly. By Order dated June 6, 2005, the District Court entered a Final Judgment in favor of the United States and against the Company for $119.3 million, of which amount Uniroyal has been held jointly and severally liable for $110.4 million, with the Company alone liable for the difference. The Final Judgment also provided that both the Company and Uniroyal are responsible for any additional response costs incurred or to be incurred by the United States after June 1, 1998, as well as post-judgment interest running from the date of the Final Judgment. In addition, the District Court re-affirmed its prior allocation holding which allocated 2.6% of the $110.4 million in response costs for which Uniroyal is jointly and severally liable, or $2.9 million, to Uniroyal. Finally, the Final Judgment found Uniroyal liable to the Company for 2.6% of the response costs incurred by the Company of approximately $27.4 million, or $0.7 million. Both the Company and Uniroyal appealed the Final Judgment to the Court of Appeals, asserting that the District Court had committed reversible error. As a result of some of the findings set forth by the District Court in its March 30, 2005 opinion, however, the Company determined that it had a probable and reasonably estimable liability of $14.8 million plus interest and established an accrual in that amount in March 2005.

On July 13, 2006, a panel of the Court of Appeals affirmed the Final Judgment of the District Court. The Company intends to request the Court of Appeals to review the July 13, 2006 panel decision en banc and, if necessary, to seek review by the United States Supreme Court. While the Company continues to believe that the District Court committed reversible error, there is a substantial risk that the Company will not be successful in having either the Court of Appeals or the Supreme Court agree to review the July 13, 2006 decision. Accordingly, the Company has recorded an additional charge of $106.0 million which, when combined with the existing charge of $15.0 million (the prior charge of $14.8 million plus interest) represents the Company’s net liability of $121.0 million (an amount which does not include those amounts for which Uniroyal has been held liable) based on the Final Judgment, which is recorded as a current liability at June 30, 2006. The Company will continue to accrue interest on this amount until such time as the Final Judgment is either reversed or is paid. If the Company is ultimately required to pay such amount to the United States, an event which could occur in 2006 or thereafter, the payment of such amount could have a material adverse effect upon the Company’s cash flows in such annual, quarterly or other period.

Alleghany Ballistics Laboratory

The Alleghany Ballistics Laboratory (“ABL”) is a government-owned facility which was operated by the Company from 1945 to 1995 under contract with the United States Department of the Navy. The Navy has notified the Company that it would like to negotiate with the Company with respect to certain environmental liabilities which, the Navy alleges, are attributable to the Company’s past operations at ABL. During the course of discussions, the Navy has stated that, pursuant to CERCLA, it has spent and anticipates spending in the future a total of approximately $76 million. The Company has conducted an investigation of the Navy’s allegations, including the basis of the Navy’s claims, and believes the contracts with the government pursuant to which the Company operated ABL may provide the Company with a defense from some or all of the amounts sought. The Company has exchanged information with the Navy and discussions with the Navy are continuing. At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported below.

Kim Stan Landfill

The Company is one of a limited number of industrial companies that have been identified by the EPA as a PRP at the Kim Stan Landfill, near Covington, Virginia. The EPA is seeking to have the PRPs undertake the remediation of the site at a currently estimated cost of $12.0 million (including EPA oversight charges). Based on the investigation conducted to date, the Company believes that parties not named by the EPA as PRPs may be responsible for the majority of the costs that have been and will be incurred at the site and intends to seek contribution from those parties to the extent it is required to pay any monies in connection with the site. As a result of that investigation, the Company believes that it has defenses that would substantially reduce its exposure and thus is not able to determine its exposure, if any, with respect to this site. The Company and two other PRPs are in negotiations with EPA in an attempt to resolve this matter in an equitable manner. At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to this site and, accordingly, has not included this site in the range of its environmental liabilities reported below.

Clean Air Act Notice of Violation

On December 23, 2005, EPA Region III issued a Notice of Violation to the Company and to Eastman Company (Eastman) that alleges various violations of the Clean Air Act, primarily focused on the Act’s requirements governing emissions of volatile organic compounds, at a manufacturing facility located in West Elizabeth, PA. (In the Matter of Eastman Company and Hercules Incorporated, EPA Region III, Docket No. CAA-III-06-011.) That facility was sold to Eastman as part of the Company's divestiture of its Resins business in May 2001. EPA has not specifically made a demand for monetary penalties upon the Company and Eastman. The Company is in the process of investigating the allegations set forth in the Notice of Violation. At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to this matter and, accordingly, has not included this site in the range of its environmental liabilities reported below.

Range of Exposure

The reasonably possible share of costs for environmental matters involving current and former operating sites, including those with identified asset retirement obligations (see Note 8), Vertac and other locations where the Company may have a known liability, is approximately $209 million as of June 30, 2006. This accrued liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The actual costs for these matters will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 or more years.  While it is not feasible to predict the outcome of all pending environmental matters, the ultimate resolution of one or more of these environmental matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

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

As of June 30, 2006, there were approximately 30,070 unresolved claims, of which approximately 1,010 were premises claims and the rest were products claims.  There were also approximately 2,200 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  In addition, as of June 30, 2006, there were approximately 565 claims which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.

Between January 1, 2006 and June 30, 2006, the Company received approximately 1,720 new claims. During that same period, the Company spent approximately $17.8 million on these matters, including $13.2 million in settlement payments and approximately $4.6 million for defense costs.

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

Effective August 23, 2004, the Company entered into a comprehensive confidential settlement agreement with respect to those insurance policies issued by certain underwriters at Lloyd’s, London, and reinsured by Equitas Limited and related entities (“Equitas”) (the “First Settlement Agreement”).  As part of that settlement, Equitas paid $30.0 million to the Company and placed $67.0 million into a trust set up to reimburse the Company for a portion of the costs incurred by the Company to defend and resolve certain asbestos claims, subject to certain monthly monetary limitations.  In exchange, the Company released the underwriters from past, present and future claims under those policies, agreed to the cancellation of those policies, and agreed to indemnify the underwriters from any claims asserted under those policies. In addition, the Company agreed that if federal asbestos reform legislation is enacted into law on or prior to January 3, 2007, the Company will be required to return any funds remaining in the trust to Equitas should certain criteria be met.  If such legislation is not enacted by that date, any funds remaining in the trust will be available to the Company to pay asbestos-related liabilities or to use for other corporate purposes. The Company has and continues to reimburse itself from the trust for a portion of the monies spent to defend and resolve certain asbestos claims. As of June 30, 2006, $46.6 million remains in the trust.

In addition, effective October 8, 2004, the Company entered into a comprehensive confidential settlement agreement with respect to certain insurance policies issued by various insurance companies operating in the London insurance market, and by one insurance company located in the United States (the “Second Settlement Agreement”).  Under the terms of the Second Settlement Agreement, the participating insurers agreed to place into trust over a four year period commencing in January 2005 and ending in 2008 monies which will ultimately total approximately $102.2 million.  In exchange, the Company released the insurers from past, present and future claims under those policies, agreed to the cancellation of those policies, and agreed to indemnify the insurers from any claims asserted under those policies. The trust funds have been and are continuing to be used to reimburse the Company for costs it incurs to resolve asbestos claims.  Any funds remaining in trust subsequent to December 31, 2008 may be used by the Company to pay both asbestos-related claims and non-asbestos related claims.  As of June 30, 2006, $68.5 million of the $102.2 million has been placed into the trust, of which $24.2 million remains in the trust.

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

Based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that the total monetary recovery under the settlements noted above will cover the majority of the Company’s monetary exposure for its current and estimated future asbestos-related liabilities. The foregoing, however, assumes that all of the monies received and to be received from the settlements described above will be utilized only for asbestos liabilities.  In fact, due to timing differences between the receipt of cash settlements and the payment of asbestos claims by the Company, the Company has and will likely continue to use some of the proceeds received and to be received from the settlements described above for other corporate purposes. As a result, from a cash flow perspective, in any particular period of time, the Company may be required to fund some or all of its asbestos-related liabilities using cash flows from operations or sources other than the settlements described above. Further, as monies received and to be received from the settlements described above are used by the Company, and as the balance remaining on amounts yet to be received from the settlements described above declines, it is likely that there will come a time when the Company will be responsible for payment of all or a majority of such liabilities until such time as the obligations under the Future Coverage Agreement are triggered, at which point in time the Company is expected to share such liabilities with the participating insurers, with it being anticipated that the Company will typically bear a slightly larger share than the participating insurers. In any period of time, including after obligations under the Future Coverage Agreement are triggered, the amounts paid by the Company in connection with the defense and settlement of asbestos claims versus the amounts funded and to be funded by settlement monies and amounts anticipated to be reimbursed by the Future Coverage Agreement are expected to vary significantly.

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

The following table presents the beginning and ending balances and balance sheet activity for the Company’s asbestos-related accounts for the six months ended June 30, 2006.

	Balance January 1, 2006	Interest Income/ Additional Accruals	Insurance Recovered/ Liabilities Settled	Accretion/ Reclassifi- cation	Balance June 30, 2006
Asbestos-related assets:
Insurance receivable	$65.2	$—	$(33.3)	$0.5	$32.4
Restricted cash in trust (1)	55.5	1.4	13.6	—	70.5
Asbestos-related assets, non-current	$120.7	$1.4	$(19.7)	$0.5	$102.9
Asbestos-related liabilities:
Asbestos-related liabilities, current	$36.4	$—	$—	$—	$36.4
Asbestos-related liabilities, non-current	233.6	—	(13.2)	—	220.4
Total asbestos-related liabilities	$270.0	$—	$(13.2)	$—	$256.8

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

Composite Products Antitrust and Qui Tam Matters

Commencing in 1999, the Company was one of several companies sued in a series of civil antitrust and related lawsuits concerning the pricing and sale of carbon fiber and carbon prepreg products (together referred to as “carbon fiber products”). These products were manufactured and sold by the Company’s former Composite Products division, which division was sold to Hexcel Corporation in 1996. These lawsuits encompassed the following: (a) a federal class action brought on behalf of direct purchasers of carbon fiber products captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California; (b) a total of nine California state purported class actions brought on behalf of indirect purchasers of carbon fiber products, all consolidated under the caption Carbon Fiber Cases I, II, and III, Judicial Council Coordination Proceeding Nos. 4212, 4216 and 4222, Superior Court of California, County of San Francisco; (c) a Massachusetts state purported class action brought on behalf of indirect purchasers of carbon fiber products captioned Saul M. Ostroff, et al. v. Newport Adhesives, et al., Civil Action No. 02-2385, Superior Court of Middlesex County; and (d) a lawsuit brought by Horizon Sports Technologies, a company that had “opted out” of the federal class action lawsuit referred to above and captioned Horizon Sports Technologies, Inc. v. Newport Adhesives and Composites, Inc., et al., Case No. CV02-8126 FMC (RNEX), U.S. District Court, Central District of California, Western Division.  In addition, the Company and the other defendants in the foregoing lawsuits were sued in a related “Qui Tam” action captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al., (Civil Action No. 99 CV 1557 JM JAH), which lawsuit was originally filed under seal in 1999 pursuant to the False Claims Act, 31 U.S.C. Section 729 et seq. Throughout 2005, the Company entered into agreements to resolve each of the foregoing lawsuits, and the results of such settlements have been reflected in the Company’s financial statements.  At this time, all of the forgoing lawsuits have been resolved, and all payments have been made, without any admission of liability.  Each of the settlements was entered into by the Company in order to avoid the risks, uncertainties and costs inherent in litigation. In addition to the foregoing, one of the Company’s former customers has “opted-out” of the Federal and California state class actions referred to above, and the Company anticipates that this will result in an additional claim by such customer.

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

Agent Orange Litigation

Agent Orange is a defoliant that was manufactured by several companies, including the Company, at the direction of the U.S. Government, and used by the U.S. Government in military operations in both Korea and Vietnam from 1965 to 1970.  In 1984, as part of a class action settlement, the Company and other defendants settled the claims of persons who were in the U.S., New Zealand and Australian Armed Forces who alleged injury due to exposure to Agent Orange.  In Re “Agent Orange” Prod. Liab. Litig., 597 F. Supp. 740 (E.D.N.Y. 1984).  Following that settlement, all claims for alleged injuries due to exposure to Agent Orange by persons who had served in the Armed Forces of those countries were treated as covered by that class action settlement.

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

Currently, the Company is a defendant in approximately twenty-eight lawsuits (including two purported class actions) where plaintiffs allege that exposure to Agent Orange caused them to sustain various personal injuries.  On February 9, 2004, the U.S. District Court for the Eastern District of New York issued a series of rulings granting several motions filed by defendants in the two cases that had been remanded to the U.S. District Court by the U.S. Court of Appeals for the Second Circuit on remand from the U.S. Supreme Court (In re: “Agent Orange” Product Liability Litigation: Joe Isaacson, et al v. Dow Chemical Company, et al. and Daniel Raymond Stephenson, et al. v. Dow Chemical Company, et al.  (MDL 381, CV 98-6383 (JBW), CV 99-3056 (JBW))).  In relevant part, those rulings held that plaintiffs’ claims against the defendant manufacturers of Agent Orange that were brought in the state courts are properly removable to federal court under the “federal officer removal statute” and that such claims are subject to dismissal by application of the “government contractor defense.”  The Court then dismissed plaintiffs’ claims, but stayed its decision to allow plaintiffs to obtain additional discovery and to move for reconsideration of the Court’s decision.  A hearing on the motion for reconsideration was held on February 28, 2005.  By Orders dated March 2, 2005, the Court denied reconsideration, lifted the stay of the earlier decision, and dismissed plaintiffs’ claims in all of the lawsuits that were before the Court at that time.  Plaintiffs have appealed those dismissals to the United States Court of Appeals for the Second Circuit.

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

Other Litigation

The Company is one of several defendants that had been sued by over 2,000 individuals in a series of lawsuits, including a purported class action lawsuit, captioned Jerry Oldham, et al. v. The State of Louisiana, et al., Civil Action No. 55,160, John Capone, et al. v. The State of Louisiana, et al., Civil Action No. 56,048C, and Georgenner Batton, et al. v. The State of Louisiana, et al., Civil Action No. 55,285, all brought in the 18th Judicial District Court, Parish of Iberville, Louisiana. The purported class members and plaintiffs, who claimed to have worked or lived at or around the Georgia Gulf facility in Iberville Parish, Louisiana, alleged injury and fear of future illness from the consumption of contaminated water and, specifically, elevated levels of arsenic in that water.  As to the Company, plaintiffs alleged that the Company itself and as part of a joint venture operated a nearby plant and, as part of those operations, used a groundwater injection well to dispose of various wastes, and that those wastes contaminated the potable water supply at Georgia Gulf.  In August 2005, the Company and several other defendants entered into an agreement to settle these matters with the Company agreeing to pay $1,412,000, an amount which has since been paid. On May 4, 2006, the Court granted settlement class certification. This settlement, which was agreed to by the Company without any admission of liability, is pending final approval by the Court.

On May 7, 2004, Ciba Specialty Chemicals Corporation (“Ciba”) filed a Complaint against the Company and Cytec Industries, Inc. (“Cytec”) in the United States District Court for the District of Delaware alleging infringement of two patents owned by Ciba (Ciba Specialty Chemicals Corporation v. Hercules Incorporated and Cytec Industries, Inc., C.A. No. 04-293 (KAJ)). The two patents in question are U.S. Patent 5,167,766 (issued on December 1, 1992) entitled “Charged Organic Polymer Microbeads in Paper Making Process” and U.S. Patent 5,171,808 (issued on December 15, 1992) entitled “Cross-linked Anionic and Amphoteric Polymeric Microparticles.” The alleged conduct relates to the manufacture, use, sale and offer to sell of certain products of the Company’s Paper Technologies and Ventures division. Ciba sought to enjoin alleged continued infringement, obtain a judgment that the defendants have infringed the patents, and obtain an award of damages and reasonable attorney’s fees.  The Company has agreed to indemnify Cytec with respect to Ciba’s patent infringement charges.  In October 2005, the Court granted the Company’s motion for leave to file an Amended Answer and Counterclaims alleging, in relevant part, that Ciba’s patents are invalid and unenforceable, and seeking a declaratory judgment as to invalidity. Subsequently, all parties filed motions for summary judgment. On June 20, 2006, the Court issued a Memorandum Opinion in which the Court granted the Company’s and Cytec’s motions for summary judgment and denied Ciba’s motion for summary judgment. Subsequent to that date, the Company and Cytec dismissed their claims against Ciba without prejudice. On July 27, 2006, the Court entered Judgment in favor of the Company and Cytec and against Ciba. As a result, the claims against the Company and Cytec have been dismissed, and this matter is concluded pending any appeal by Ciba.

In June 2004, a purported class action captioned Charles Stepnowski v. Hercules Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules’ Vice President Human Resources, Civil Action No. 04-cv-2296, was filed in the United States District Court, Eastern District of Pennsylvania. The Stepnowski lawsuit seeks the payment of benefits under the Pension Plan of Hercules Incorporated (the “Plan”), and alleges violations of the Employee Retirement Income Security Act, 29 U.S.C. §1001 et seq. (“ERISA”).  Under the Plan, eligible retirees of the Company may opt to receive a single cash payment of 51% of the present value of their accrued benefit (with the remaining 49% payable as a monthly annuity).  In the Stepnowski lawsuit, it is alleged that the Company’s adoption in 2002 of a new interest rate assumption used to determine the 51% cash payment constitutes a breach of fiduciary duty and a violation of the anti-cutback requirements of ERISA, the Internal Revenue Code and the terms of the Plan, and that its communications to employees concerning the new interest rate assumption constitutes a breach of fiduciary duty. The Stepnowski lawsuit seeks the payment of additional benefits under ERISA (as well as costs and attorneys fees), seeks to compel the Company to use an interest rate assumption that is more favorable to eligible retirees, and seeks to establish a class comprised of all Plan participants who retired (or who will retire) on or after December 1, 2001.  By Memorandum and Order dated May 26, 2005, the Court denied without prejudice plaintiff’s motion for class certification and dismissed plaintiff’s anti-cutback claim, but allowed plaintiff’s claim for benefits and breach of fiduciary duty to proceed.  In December 2005, a virtually identical purported class action lawsuit was filed in the same Court in a matter captioned Samuel J. Webster, et al. v. Hercules, Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules’ Vice President Human Resources, Civil Action No. 05-6404. In January 2006, the Court consolidated the Stepnowski and Webster lawsuits for discovery and trial and set both cases for trial on March 27, 2006; that trial was then re-scheduled and then postponed indefinitely. In March 2006, the Court certified the Webster action as a class action. By Order dated April 20, 2006, the Court entered partial summary judgment in favor of plaintiffs, holding that while the interest range change did not violate the anti-cutback provisions of ERISA, such change did violate provisions of the Plan, and ordered the Company to recalculate the lump sum pension benefit owed to class members by using the prior interest rate assumption (the “PBGC” rate, which was the rate used prior to the change to the new interest rate, as referenced above) to calculate benefits accrued through December 31, 2001, and the new interest rate (the “30-Year Treasury Bill” rate) for all benefits accrued after December 31, 2001. That Order also required the Company to make certain payments to Mr. Stepnowski and Mr. Webster, with such payments representing the additional lump sum benefit payable as a result of the adjusted lump sum calculation described in the preceding sentence, plus interest. In view of the foregoing, the Company is continuing to evaluate its options. Of note, in a separate but partially related matter, on July 27, 2006, the U.S. Court of Appeals for the Third Circuit affirmed a prior ruling of the U.S. Tax Court and held that the above-described interest rate change made to the Plan by Hercules did not violate the Internal Revenue Code’s anti-cutback requirements (Charles P. Stepnowski v. Commissioner of Internal Revenue and Hercules Incorporated, Docket No. 03-08383).

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

The Company and others have been sued by approximately 460 former employees and employees of third-party contractors who allege hearing loss as a result of their having worked at plants located in or about Lake Charles, Louisiana.  The Company formerly owned and operated a plant in Lake Charles.  In July 2005, the Company and other defendants reached a settlement in principle with plaintiffs’ lawyers which provides for the resolution of these claims over a period of approximately two years.  The Company has accrued its probable and reasonably estimable liability as a portion of the amount described in the paragraph below entitled “Amounts Accrued for Non-Asbestos Litigation.”  The lawsuits at issue are all pending in the 14th Judicial District Court of Calcasieu Parish, Louisiana, and are captioned as follows:  James Allee, et al. v. Canadianoxy Offshore Production Co., et al., Case No. 2001-4085, James Hollingsworth, et al. v. Hercules Inc., Civil Action No. 2001-4064, Joseph Kelley, et al. v. Canadianoxy Offshore Production Co., et al., Civil Action No. 98-2802, Robert Corbin, et al. v. Canadianoxy Offshore Production Co., et al., Civil Action No. 98-1097, Carl Belaire, et al. v. Bridgestone Firestone Inc., et al., Civil Action No. 2005-004369, and Darrell Comeaux, et al. v Bridgestone/Firestone, Inc., et al., Civil Action No. 2006-2242.

Amounts Accrued for Non-Asbestos Litigation

During the period January 1, 2006 through June 30, 2006, the Company incurred charges totaling $6.4 million and paid $3.1 million, including defense costs with respect to non-asbestos and non-environmental litigation, including matters described above. The June 30, 2006 Consolidated Balance Sheet reflects a current liability of $6.8 million for non-asbestos and non-environmental related litigation matters, representing management’s best estimate of the probable and reasonably estimable losses for such matters. While it is not feasible to predict the outcome of all pending legal proceedings, it is reasonably possible that an exposure to loss exists in excess of the amounts accrued for these and other matters, and the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

10. Additional Balance Sheet and Statement of Operations Detail

	June 30, 2006	December 31, 2005
Accounts receivable, gross	$337.5	$293.7
Allowance for doubtful accounts	(4.4)	(4.0)
Accounts receivable, net	$333.1	$289.7

Inventories:
Finished goods	$111.8	$98.4
Raw materials and work-in-process	65.6	60.5
Supplies	22.0	20.7
	$199.4	$179.6

Property, plant and equipment:
Land	$16.3	$15.7
Buildings and equipment	1,660.2	1,608.5
Construction in progress	46.1	38.0
	1,722.6	1,662.2
Accumulated depreciation and amortization	(1,169.2)	(1,126.8)
Property, plant and equipment, net	$553.4	$535.4

Depreciation expense included in Cost of sales, Selling, general and administrative expenses and Other operating expense for the three months ended June 30, 2006 and 2005 was $17.8 million and $19.7 million, respectively. Depreciation expense for the six months ended June 30, 2006 and 2005 was $36.9 million and $39.5 million, respectively. In connection with the acquisition of the net assets of Benchmark Polymer Products, L.P. in January 2006, the Company recorded $6.0 million of fixed assets.

11. Consolidation of Variable Interest Entities

In accordance with the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised December 2003) (“FIN 46R”), the financial statements of the Company reflect the consolidation of Hercules Tianpu Chemical Company, Ltd. (“Hercules Tianpu”), which has been deemed a variable interest entity. As of June 30, 2006, the fair value of the assets in Hercules Tianpu was approximately $30.6 million and the fair value of the associated liabilities and non-controlling interest was approximately $22.7 million. There are no assets of the Company that serve as collateral for Hercules Tianpu. However, the Company has provided guarantees to certain financial institutions that have provided credit to Hercules Tianpu. With respect to the credit facility established to finance Hercules Tianpu’s planned capacity expansion, the Company has provided a guarantee of 55% of the total facility.

The Company maintains a 40% ownership interest in Hercules Tianpu and Aqualon has the global marketing rights for the joint venture’s output and receives sales commissions as well as royalties for licensed technology. Hercules Tianpu’s operations began during the latter part of the first quarter of 2006 as the contribution of cash and manufacturing assets was completed. Financing for the joint venture’s planned expansion was received during the second quarter. Effective April 1, 2006, the Company began consolidation of Hercules Tianpu’s operations, cash flows and balance sheet. As of June 30, 2006, the Company’s total investment in Hercules Tianpu was $10.3 million.

12. Severance, Restructuring and Other Exit Costs

Consistent with long range plans to reposition the Company’s operations in order to capitalize on growth opportunities on both a regional as well as product and service offering basis, the Company executed a number of restructuring and rationalization programs designed to improve organizational efficiency in all key phases of operations including research and development, regional and functional management, global marketing, manufacturing, and corporate support during 2005. Actions associated with certain of these programs carried over into 2006 resulting in additional charges for severance benefits and other exit costs as well as accelerated depreciation of facilities during the periods prior to final shut-down and closure. During 2006, the Company initiated additional actions associated with the following: (1) the business segment realignment, (2) PTV’s production phase-out for products subject to an alliance agreement and (3) the effort to reduce stranded corporate costs that remain subsequent to the FiberVisions transaction.

One of the programs initiated prior to 2006 was associated with realigning and consolidating the Company’s research and development efforts into regional centers. This program included the planned closure of the Company’s Jacksonville, Florida facility and relocation to the Wilmington, Delaware facility, which is in the process of a related expansion and facility upgrade.

The Company will terminate 48 employees from the Jacksonville facility. However, a number of those employees are required to continue to provide services through the final closure upon which they will receive their severance and termination benefits. Accordingly, the Company has been recognizing those charges ratably since the communication date during 2005 in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). In addition, 15 employees have been or will be relocated from Jacksonville to the Wilmington facility. For the six months ended June 30, 2006, the Company has recognized $1.3 million attributable to severance charges and $1.1 million attributable to relocation and other exit costs associated with the Jacksonville facility and its employees in accordance with SFAS 146. In addition, the Company recorded accelerated depreciation charges for the Jacksonville facility in the amount of $0.4 million for the six months ended June 30, 2006.

Also attributable to this program are charges related to the termination of 10 employees at the Wilmington facility in the amount of $0.8 million under the standard termination benefits program in accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112 or “standard termination benefits”) and accelerated depreciation charges of $0.6 million for certain assets prior to their demolition or reconfiguration in connection with the aforementioned expansion and upgrade project.

Another program initiated during 2005 with a carryover impact into 2006 relates to the closure of the Company’s manufacturing facility in Pendlebury, United Kingdom. Production at this facility was terminated during the quarter ended March 31, 2006 and the Company is currently undergoing efforts to completely shut down the site. A total of $0.3 million of other exit costs were incurred during the quarter ended June 30, 2006. Accelerated depreciation charges of $2.5 million were recorded during the quarter ended March 31, 2006 while the facility was still in operation.

In connection with the Company’s realignment of its business segments, the Company recorded charges for severance and termination benefits in the amount of $6.9 million during the six months ended June 30, 2006. Of this total, $6.3 million of standard termination benefits was attributable to the elimination of 45 positions, primarily representing sales and marketing and related support functions in addition to certain other management positions, in an effort to further delayer management and streamline the organizational structures. Also, $0.6 million was attributable to the scheduled termination of 2 employees under SFAS 146 plans whereby those employees are required to provide transitional services through their termination dates later in 2006.

During the second quarter of 2006, PTV signed an alliance agreement with another manufacturer whereby Hercules will serve as the sole distributor for certain rosin-based sizing products currently produced by both Hercules and the alliance partner. Under the agreement, Hercules will assume the sales accounts of the partner and service all orders. The alliance partner will acquire access to Hercules technology and assume production of the products. The manufacturing transition will be phased in over the next 12 months and will result in the shut-down of certain production lines at the Company’s Savannah, Georgia, Hattiesburg, Mississippi and Portland, Oregon manufacturing facilities. Accordingly, the Company has accelerated depreciation in the amount of $0.4 million for certain of these facilities, which will continue through the transition period. During the quarter ended June 30, 2006, the Company incurred $0.3 million in SFAS 112 severance and termination benefits associated with 7 employees at the Savannah facility. In addition, the Company anticipates a charge of $0.4 million in SFAS 146 severance and termination benefits to be incurred for 7 employees at the Hattiesburg facility over the next 12 months as production is transitioned to the alliance partner.

The Company is also undergoing efforts to reduce its stranded corporate overhead costs that remain subsequent to the FiberVisions transaction. These efforts include an internal restructuring to reduce personnel coupled with functional realignments as well as the evaluation of outsourcing and offshoring opportunities. The internal restructuring, which is approximately 75% complete, has resulted in the termination of 24 employees and $1.6 million in severance benefits charges through the six months ended June 30, 2006. Of the total, $0.3 million relates to SFAS 146 plans in which the severance charges are accrued during the period in which transition services are provided by the affected employees. In addition, the Company has incurred $0.2 million of consulting and other restructuring costs associated with the development of the plans. The Company expects to reach a decision on outsourcing/offshoring later in 2006.

A summary of the actions taken in 2006 for severance and other exit-costs as well as asset-related charges, all of which have been recorded in Other operating expense, net is provided as follows:

	Severance	Other Exit Costs	Accelerated Depreciation	Total

Research and development consolidation
Jacksonville, FL	$1.3	$1.1	$0.4	$2.8
Wilmington, DE	0.8	—	0.6	1.4
	2.1	1.1	1.0	4.2
Manufacturing rationalization
Pendlebury, UK	—	0.3	2.5	2.8

Business segment realignment
Paper Technologies and Ventures	4.2	—	—	4.2
Aqualon Group	2.7	—	—	2.7
	6.9	—	—	6.9

Alliance-related rationalization (1)	0.3	—	0.4	0.7

Corporate stranded cost reduction	1.6	0.2	—	1.8

Total restructuring and accelerated depreciation charges	$10.9	$1.6	$3.9	$16.4

(1)	Savannah, GA, Hattiesburg, MS and Portland, OR.

Restructuring charges recorded during the six months ended June 30, 2005 included $15.0 million of standard termination benefits and $3.0 million of SFAS 146 severance benefits and other exit costs. These costs were primarily attributable to the Research and development consolidation plans as well as the global marketing and management realignment program.

Total cash payments for severance benefits and other restructuring costs that have been accrued for the six months ended June 30, 2006 was $13.4 million including $12.9 million under SFAS 112 plans and $0.5 million under SFAS 146 plans. In addition, the Company made cash payments of $0.8 million for certain exit costs that have been charged as incurred and are not included in the reconciliation below.

A reconciliation of activity with respect to the liabilities for these plans is as follows:

Balance, January 1, 2006	$16.6
Additional severance and related costs recognized (SFAS 112)	8.6
Charges for SFAS 146 terminations and relocations	3.1
Cash payments	(13.4)
Other, including foreign currency translation	0.4
Balance, June 30, 2006	$15.3

The balance at June 30, 2006 is comprised of $10.2 million related to the severance and related costs accounted for in accordance with SFAS 112, $3.7 million associated with SFAS 146 related termination benefits and relocation costs and approximately $1.4 million pertaining to continuing benefit streams under the 1998 and 2001 restructuring plans.

13. Other Operating Expense, Net

Other operating expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Severance, restructuring and other exit costs, net	$5.2	$9.7	$12.5	$18.0
Legal settlements	1.5	—	(2.1)	—
Accelerated depreciation (see Note 12)	0.9	0.4	3.9	0.9
Consulting charges related to legacy issues	—	—	—	0.8
Other miscellaneous charges, net	1.0	0.3	1.5	0.4
	$8.6	$10.4	$15.8	$20.1

14. Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Litigation settlements and accruals	$1.4	$16.4	$2.0	$16.5
Loss on repurchase of debt	10.7	4.7	12.2	9.7
Loss on sale of 51% interest in FiberVisions	5.5	—	10.6	—
Asbestos-related costs, net	2.3	2.1	4.5	3.8
Environmental charges	0.3	1.1	1.3	2.1
Other, net	0.9	1.4	1.1	(0.1)
	$21.1	$25.7	$31.7	$32.0

Costs summarized above, excluding loss (gain) on repurchase of debt, represent charges, settlements and accruals associated with former operations of the Company.

15. Income Taxes

For the three months ended June 30, 2006, the Company recognized a pretax loss of $78.2 million and a tax benefit of $27.5 million while a pretax loss and tax benefit of $52.6 million and $16.8 million were recognized during the six months ended June 30, 2006, respectively. The tax benefits recognized during the six months period ended June 30, 2006 include the following discrete items: (a) a $0.7 million charge related to previously undistributed foreign earnings triggered by the sale of the majority interest in FiberVisions, (b) a $4.0 million charge to establish a valuation allowance for the loss on the sale of FiberVisions (c) a $1.2 million benefit related to the settlement of a state tax audit; and (d) a $37.0 million benefit related to the tax benefit on the charge for the Vertac litigation. The full year effective tax rate for 2006 is estimated to be approximately 29%. The prior year effective tax benefit rate reflected a number of discrete items, the most significant of which was attributable to the reversal of federal income tax reserves due to the favorable resolution of prior year tax issues.

16. Earnings Per Share

The following tables show the amounts used in computing basic and diluted earnings (loss) per share and the weighted-average number of shares of basic and diluted common stock:

	Three Months Ended June 30,
	2006		2005
	(Loss)Income	(Loss)Earnings Per Share	Income(Loss)	Earnings(Loss) Per Share

Basic (loss) earnings per share:
Continuing operations	$(51.6)	$(0.46)	$9.4	$0.09
Discontinued operations	(0.7)	(0.1)	(0.2)	(0.01)
Net (loss) income	$(52.3)	$(0.47)	$9.2	$0.08
Weighted-average number of basic shares (millions)	110.8		108.8

Diluted (loss) earnings per share:
Continuing operations	$(51.6)	$(0.46)	$9.4	$0.08
Discontinued operations	(0.7)	(0.1)	(0.2)	—
Net (loss) income	$(52.3)	$(0.47)	$9.2	$0.08
Weighted-average number of diluted shares (millions)	110.8		110.7

	Six Months Ended June 30,
	2006		2005
	(Loss) Income	Earnings(Loss) Per Share	Income(Loss)	Earnings(Loss) Per Share

Basic (loss) earnings per share:
Continuing operations	$(37.2)	$(0.34)	$15.0	$0.14
Discontinued operations	(1.3)	(0.01)	(0.9)	(0.01)
Cumulative effect of changes in accounting principle	0.9	0.01	—	—
Net (loss) income	$(37.6)	$(0.34)	$14.1	$0.13
Weighted-average number of basic shares (millions)	110.5		108.6

Diluted (loss) earnings per share:
Continuing operations	$(37.2)	$(0.34)	$15.0	$0.14
Discontinued operations	(1.3)	(0.01)	(0.9)	(0.01)
Cumulative effect of changes in accounting principle	0.9	0.01	—	—
Net (loss) income	$(37.6)	$(0.34)	$14.1	$0.13
Weighted-average number of diluted shares (millions)	110.5		110.5

For the three months ended June 30, 2006 and 2005, the Company had convertible subordinated debentures, stock options and restricted stock, which were convertible into approximately 0.8 million and 1.9 million shares of common stock, respectively. Diluted earnings per share for the three months ended June 30, 2006 and 2005 exclude 11.6 million and 14.6 million of options and warrants to purchase shares of common stock, respectively, as their exercise price exceeds their current market value.

For the six months ended June 30, 2006 and 2005, the Company had convertible subordinated debentures, stock options and restricted stock, which were convertible into approximately 0.6 million and 1.9 million shares of common stock, respectively. Diluted earnings per share for the six months ended June 30, 2006 and 2005 exclude 11.9 million and 14.9 million of options and warrants to purchase shares of common stock, respectively, as their exercise price exceeds their current market value.

17. Discontinued Operations

In December 2005, the Company announced its intention to exit the unprofitable terpenes specialties business. The results of operations for the terpenes specialties business are reported as a discontinued operation for the three and six months ended June 30, 2006 and accordingly, the accompanying consolidated financial statements have been reclassified separately to report the assets, liabilities and operating results of this business.

The following are the summarized results of operations for the terpenes specialties business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$0.6	$3.8	$2.3	$7.1
Loss from operations before income taxes	(1.1)	(0.3)	(2.0)	(1.4)
Income tax benefit on operations	0.4	0.1	0.7	0.5
Net loss from discontinued operations, net of tax	$(0.7)	$(0.2)	$(1.3)	$(0.9)

The major classes of assets and liabilities of the discontinued operation in the Balance Sheet are as follows:

	June 30,	December 31,
	2006	2005
Accounts receivable, net	$0.2	$1.3
Inventories	0.9	5.4
Current assets of discontinued operation	$1.1	$6.7

Accounts payable	—	$0.5
Accrued liabilities	0.9	2.3
Current liabilities of discontinued operation	$0.9	$2.8

18. Segment Information

The table below reflects Net sales and Profit from operations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales:
Paper Technology and Ventures	$266.4	$260.7	$520.6	$511.2
Aqualon Group	234.6	204.9	438.5	380.9
FiberVisions	—	69.1	69.2	144.5
Consolidated	$501.0	$534.7	$1,028.3	$1,036.6

Profit from operations:
Paper Technology and Ventures	$16.6	$16.1	$31.2	$29.2
Aqualon Group	54.7	48.2	94.2	84.0
FiberVisions	—	(0.2)	0.5	(2.3)
Corporate items (a)	(5.7)	(2.9)	(3.4)	(7.1)
Consolidated	$65.6	$61.2	$122.5	$103.8

(a) Corporate items for the quarter ended June 30, 2006 include $2.2 million in stranded corporate costs previously allocated to the FiberVisions division; $1.7 million of severance, restructuring and other exit costs primarily attributable to the Company’s efforts to reduce such stranded corporate costs subsequent to the FiberVisions transaction and the research and development realignment program; $0.3 million of accelerated depreciation attributable to certain assets to be dismantled or reconfigured at the Company’s Wilmington, Delaware research facility, $0.3 million legal costs attributable to a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers and $1.2 million of other miscellaneous expenses.

Corporate items for the quarter ended June 30, 2005 primarily represent severance, restructuring and other exit costs attributable to the various programs initiated during 2005.

Corporate items for the six months ended June 30, 2006 include $2.2 million in stranded corporate costs previously allocated to the FiberVisions division; $2.6 million of severance, restructuring and other exit costs primarily attributable to the Company’s efforts to reduce stranded corporate costs subsequent to the FiberVisions transaction and the research and development realignment program; $0.6 million of accelerated depreciation attributable to certain assets to be dismantled or reconfigured at the Company’s Wilmington, Delaware research facility, $0.5 million of other miscellaneous expenses offset by a $3.3 million legal settlement, net of related costs attributable to a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers.

Corporate items for the six months ended June 30, 2005 include $2.8 million for accelerated vesting of stock-based compensation, $3.6 million of severance, restructuring and other exit costs attributable to the various programs initiated during 2005, $0.8 million of professional fees incurred to resolve certain legacy business matters and $0.1 million of other miscellaneous income.

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

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$148.1	$114.3	$281.5	$(42.9)	$501.0
Cost of sales	104.0	80.4	183.7	(43.4)	324.7
Selling, general and administrative expenses	27.2	26.0	37.5	—	90.7
Research and development	4.7	4.1	0.6	—	9.4
Intangible asset amortization	1.5	0.4	0.1	—	2.0
Other operating expense (income), net	5.9	(1.0)	3.7	—	8.6

Profit from operations	4.8	4.4	55.9	0.5	65.6
Interest and debt expense (income), net	41.3	(24.8)	0.2	—	16.7
Vertac litigation charge	106.0	—	—	—	106.0
Other expense, net	18.8	2.1	0.2	—	21.1

(Loss) income before income taxes and equity (loss) income	(161.3)	27.1	55.5	0.5	(78.2)
(Benefit) provision for income taxes	(52.1)	9.6	14.7	0.3	(27.5)

(Loss ) income before minority interests and equity (loss) income	(109.2)	17.5	40.8	0.2	(50.7)
Minority interests in earnings of consolidated subsidiaries	—	—	(0.3)	—	(0.3)
Equity (loss) income of affiliated companies	—	(1.0)	0.7	(0.3)	(0.6)
Equity income (loss) from consolidated subsidiaries	57.6	(2.5)	2.5	(57.6)	—
Net (loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(51.6)	14.0	43.7	(57.7)	(51.6)
Net loss from discontinued operations, net of tax	(0.7)	—	—	—	(0.7)
Net (loss) income before cumulative effect of change in accounting principle	(52.3)	14.0	43.7	(57.7)	(52.3)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—
Net (loss) income	$(52.3)	$14.0	$43.7	$(57.7)	$(52.3)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$288.5	$254.1	$567.6	$(81.9)	$1,028.3
Cost of sales	201.6	185.7	380.6	(82.5)	685.4
Selling, general and administrative expenses	50.6	58.3	73.1	—	182.0
Research and development	9.3	8.6	1.1	—	19.0
Intangible asset amortization	3.0	0.4	0.2	—	3.6
Other operating expense	4.6	1.7	9.5	—	15.8

Profit (loss) from operations	19.4	(0.6)	103.1	0.6	122.5
Interest and debt expense (income), net	84.7	(47.8)	0.5	—	37.4
Vertac litigation charge	106.0	—	—	—	106.0
Other expense, net	27.7	3.6	0.4	—	31.7

(Loss) income before income taxes and equity (loss) income	(199.0)	43.6	102.2	0.6	(52.6)
(Benefit) provision for income taxes	(53.8)	15.6	21.1	0.3	(16.8)

(Loss) income before minority interests and equity (loss) income	(145.2)	28.0	81.1	0.3	(35.8)
Minority interests in earnings of consolidated subsidiaries	—	—	(0.4)	—	(0.4)
Equity (loss) income of affiliated companies	—	(1.1)	0.4	(0.3)	(1.0)
Equity income (loss) from consolidated subsidiaries	108.0	0.5	(0.8)	(107.7)	—
Net (loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(37.2)	27.4	80.3	(107.7)	(37.2)
Net loss from discontinued operations, net of tax	(1.3)	—	—	—	(1.3)
Net (loss) income before cumulative effect of change in accounting principle	(38.5)	27.4	80.3	(107.7)	(38.5)
Cumulative effect of change in accounting principle, net of tax	0.9	—	—	—	0.9
Net (loss) income	$(37.6)	$27.4	$80.3	$(107.7)	$(37.6)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$139.3	$125.2	$313.7	$(43.5)	$534.7
Cost of sales	94.8	94.8	203.5	(41.9)	351.2
Selling, general and administrative expenses	24.6	35.4	39.9	—	99.9
Research and development	4.4	4.7	0.9	—	10.0
Intangible asset amortization	1.5	0.4	0.1	—	2.0
Other operating expense (income), net	(0.5)	1.8	9.1	—	10.4

Profit (loss) from operations	14.5	(11.9)	60.2	(1.6)	61.2
Interest and debt expense (income), net	46.2	(20.0)	(3.4)	—	22.8
Vertac litigation charge	—	—	—	—	—
Other expense, net	24.2	1.1	0.4	—	25.7

Income (loss) before income taxes and equity (loss) income	(55.9)	7.0	63.2	(1.6)	12.7
Provision (benefit) for income taxes	(26.8)	2.6	27.9	(0.6)	3.1

Income (loss) before minority interests and equity (loss) income	(29.1)	4.4	35.3	(1.0)	9.6
Minority interests in earnings of consolidated subsidiaries	—	—	(0.2)	—	(0.2)
Equity (loss) income of affiliated companies	—	(0.4)	0.2	0.2	—
Equity income (loss) from consolidated subsidiaries	38.5	(1.5)	(0.4)	(36.6)	—
Net income from continuing operations before discontinued operations	9.4	2.5	34.9	(37.4)	9.4
Net loss from discontinued operations, net of tax	(0.2)	—	—	—	(0.2)
Net income	$9.2	$2.5	$34.9	$(37.4)	$9.2

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$274.9	$250.1	$597.7	$(86.1)	$1,036.6
Cost of sales	189.6	189.4	392.0	(82.2)	688.8
Selling, general and administrative expenses	52.7	67.3	79.6	—	199.6
Research and development	9.1	9.1	2.1	—	20.3
Intangible asset amortization	3.0	0.8	0.2	—	4.0
Other operating expense, net	4.8	3.2	12.1	—	20.1

Profit (loss) from operations	15.7	(19.7)	111.7	(3.9)	103.8
Interest and debt expense (income), net	89.3	(37.6)	(6.7)	—	45.0
Vertac litigation charge	14.9	—	—	—	14.9
Other expense (income), net	31.2	1.6	(0.8)	—	32.0

Income (loss) before income taxes and equity income (loss)	(119.7)	16.3	119.2	(3.9)	11.9
(Benefit) provision for income taxes	(48.7)	5.7	41.0	(1.4)	(3.4)

Income (loss) before minority interests and equity income (loss)	(71.0)	10.6	78.2	(2.5)	15.3
Minority interests in earnings of consolidated subsidiaries	—	—	(0.6)	—	(0.6)
Equity income (loss) of affiliated companies	—	(0.8)	0.9	0.2	0.3
Equity income (loss) from consolidated subsidiaries	86.0	3.8	(1.1)	(88.7)	—
Net income from continuing operations before discontinued operations	15.0	13.6	77.4	(91.0)	15.0
Net loss from discontinued operations, net of tax	(0.9)	—	—	—	(0.9)
Net income	$14.1	$13.6	$77.4	$(91.0)	$14.1

Condensed Consolidating Balance Sheet
June 30, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$10.6	$0.5	$70.8	$—	$81.9
Accounts receivable, net	69.3	43.2	222.8	(2.2)	333.1
Intercompany receivables	59.1	16.6	(5.9)	(69.8)	—
Inventories	51.8	64.6	83.5	(0.5)	199.4
Deferred income taxes	23.3	3.3	10.7	—	37.3
Current assets of discontinued operations	1.1	—	—	—	1.1
Other current assets	28.8	3.4	15.9	—	48.1

Total current assets	244.0	131.6	397.8	(72.5)	700.9

Property, plant and equipment, net	139.2	123.0	291.2	—	553.4
Investments in subsidiaries and advances, net	2,456.5	86.5	44.9	(2,587.9)	—
Goodwill and other intangible assets, net	193.4	48.1	381.9	—	623.4
Deferred income taxes	364.4	—	22.5	(144.2)	242.7
Asbestos-related assets	102.9	—	—	—	102.9
Deferred charges and other assets	160.3	42.6	59.2	—	262.1

Total assets	$3,660.7	$431.8	$1,197.5	$(2,804.6)	$2,485.4

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$53.3	$25.1	$112.2	$—	$190.6
Intercompany payables	1.6	44.6	23.4	(69.6)	—
Asbestos-related liabilities	36.4	—	—	—	36.4
Current debt obligations	4.0	—	9.1	—	13.1
Current liabilities of discontinued operations	0.9	—	—	—	0.9
Vertac litigation	121.0	—	—	—	121.0
Accrued expenses	118.9	85.6	73.7	(59.3)	218.9
Total current liabilities	336.1	155.3	218.4	(128.9)	580.9

Long-term debt	973.1	—	—	—	973.1
Deferred income taxes	—	144.2	80.8	(144.2)	80.8
Pension liability	168.2	—	78.3	—	246.5
Other postretirement benefits	53.7	2.3	0.2	—	56.2
Deferred credits and other liabilities	252.0	23.9	20.2	—	296.1
Asbestos-related liabilities	220.4	—	—	—	220.4
Intercompany notes payable (receivable)	1,638.2	(1,364.6)	(332.9)	59.3	—
Minority Interests	—	—	1.0	11.4	12.4
Total stockholders’ equity	19.0	1,470.7	1,131.5	(2,602.2)	19.0
Total liabilities and stockholders’ equity	$3,660.7	$431.8	$1,197.5	$(2,804.6)	$2,485.4

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By (Used in) Operating Activities	$(64.4)	$71.7	$365.8	$(309.1)	$64.0

Cash Flows From Investing Activities:
Capital expenditures	(5.9)	(8.6)	(8.4)	—	(22.9)
Proceeds from sale of 51% interest in FiberVisions, net	25.1	—	—	—	25.1
Investment in Benchmark , net	—	(22.7)	—	—	(22.7)
Investment in Hercules Tianpu Chemical Co., net	—	—	(3.4)	—	(3.4)
Proceeds of fixed asset disposals	—	0.1	0.2		0.3
Other, net	(0.2)	—	(0.8)	—	(1.0)

Net cash (used in) provided by investing activities	19.0	(31.2)	(12.4)	—	(24.6)
Cash Flows From Financing Activities:
Long-term debt issued by FiberVisions, net of issuance costs	83.7	—	—	—	83.7
Long -term debt payments	(115.9)	—	(6.8)	—	(122.7)
Change in short-term debt	—	—	(0.8)	—	(0.8)
Change in intercompany, non-current	77.8	(41.0)	(246.6)	209.8	—
Dividends paid	—	—	(99.3)	99.3	—
Treasury stock issued	3.5	—	—	—	3.5
Other, net	0.4	—	—	—	0.4

Net cash (used in) provided by financing activities	49.5	(41.0)	(353.5)	309.1	(35.9)

Effect of exchange rate changes on cash	—	—	1.1	—	1.1

Net increase (decrease) in cash and cash equivalents	4.1	(0.5)	1.0	—	4.6
Cash and cash equivalents - beginning of period	6.5	1.0	69.8	—	77.3

Cash and cash equivalents - end of period	$10.6	$0.5	$70.8	$—	$81.9

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By (Used In) Operating Activities	$14.5	$(9.8)	$(133.0)	$148.3	$20.0

Cash Flows From Investing Activities:
Capital expenditures	(5.8)	(10.6)	(9.5)	—	(25.9)
Proceeds of fixed asset disposals	—	—	3.2	—	3.2

Net cash used in investing activities	(5.8)	(10.6)	(6.3)	—	(22.7)

Cash Flows From Financing Activities:
Long-term debt repayments	(54.9)	—	(7.5)	—	(62.4)
Change in short-term debt	—	—	(0.9)	—	(0.9)
Change in intercompany advances	6.2	21.6	156.4	(184.2)	—
Dividends paid	—	—	(35.9)	35.9	—
Treasury stock issued	2.3	—	—	—	2.3
Other, net	(0.3)	—	—	—	(0.3)
Net cash (used in) provided by financing activities	(46.7)	21.6	112.1	(148.3)	(61.3)

Effects of exchange rate changes on cash	—	—	(3.5)	—	(3.5)

Net ( decrease) increase in cash and cash equivalents	(38.0)	1.2	(30.7)	—	(67.5)
Cash and cash equivalents - beginning of period	42.8	0.9	82.8	—	126.5

Cash and cash equivalents - end of period	$4.8	$2.1	$52.1	$—	$59.0

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto. All references to individual Notes refer to Notes to the Consolidated Financial Statements. Within the following discussion, unless otherwise stated “quarter” and “three-month period” refer to the second quarter of 2006 and the three months ended June 30, 2006. All comparisons are with the corresponding period in the previous year, unless otherwise stated.

Business Overview

Business Profile - Market and Geographic Concentration

Hercules is a leading global manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications. The Company’s principal products are chemicals used by the paper industry to improve performance and enhance the manufacturing process; water-soluble polymers; and specialty resins. Key end markets for the Company’s products as a percentage of total sales in the six months ended June 30, 2006 and 2005 were:

	2006	2005
Pulp and Paper	50%	49%
Regulated Industries (including food, pharmaceutical and personal care)	21%	20%
Energy and Specialties	13%	13%
Coatings and Construction	16%	18%

Consolidated	100%	100%

More than 50% of the Company’s revenues are generated outside of North America. Net sales by region expressed as a percentage of total net sales for the six months ended June 30, 2006 and 2005 were:

	2006	2005
North America	49%	46%
Europe	34%	38%
Asia Pacific	11%	11%
Latin America	6%	5%

Consolidated	100%	100%

Business Segments

The Company operates through three reportable segments and eight business units: Paper Technologies and Ventures (“PTV”) (Paper Technologies, and the venture businesses: Pulp and Biorefining, Water Treatment, Lubricants and Adhesives), Aqualon Group (Energy and Specialty Solutions, Regulated Industries and Coatings and Construction), and FiberVisions. The Company currently holds a 49% ownership interest in the FiberVisions business. The results of operations for 2005 and the three months ended March 31, 2006 reflect the Company’s 100% ownership of this business. Net sales for the six months ended June 30, 2006 and 2005 as a percent of total net sales, by division, were:

	2006	2005
Paper Technologies and Ventures	51%	49%
Aqualon Group	43%	37%
FiberVisions	6%	14%

Consolidated	100%	100%

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

FiberVisions will remain as a stand-alone segment. For the quarter ended March 31, 2006, FiberVisions’ results of operations have been consolidated into the Company’s Statement of Operations. As a result of the sale of the Company’s 51% interest (see Note 4 to the Consolidated Financial Statements), FiberVisions is now being treated as an equity investment and the Company has included its proportionate share of earnings using the equity method of accounting for periods beginning April 1, 2006.

In addition, the Company’s terpenes specialties business, which was previously a component of Pinova has been classified as a discontinued operation effective January 1, 2006. Sales and operating results for this business have been disaggregated from the former Pinova business and are excluded accordingly from the results of operations for the Aqualon Group for the three and six months ended June 30, 2006 and 2005.

In January of 2006, the Aqualon Group acquired the guar and guar derivative manufacturing division of Benchmark Polymer Products, L.P., a subsidiary of Benchmark Performance Group, Inc. (“Benchmark”). Under the terms of the purchase agreement, Aqualon acquired Benchmark’s Dalton, Georgia production facility, related working capital and intangible assets for $22.7 million plus a provisional earn-out and also purchased an equity position in Benchmark. In addition, Aqualon signed a five year exclusive agreement to supply Benchmark with guar products for polymer slurries used in oil and gas fracturing applications.

During the first quarter of 2006, the closing for Aqualon’s new joint venture, Hercules Tianpu Chemical Co. (“Hercules Tianpu”), was completed with $5.0 million contributed by Aqualon in addition to the $4.4 million previously contributed by Aqualon in 2005 in exchange for a 40% ownership interest. Hercules Tianpu combines Aqualon’s advanced technology with the leading producers of methylcellulose (“MC”) in China. The joint venture enhances Aqualon’s position as a leading global supplier of MC products. Under the joint venture agreement, Aqualon has global marketing rights for the output of the joint venture and receives sales commissions as well as royalties for licensed technology. Operations for Hercules Tianpu began during the latter part of the first quarter and was accounted for as an equity investment. Effective April 1, 2006, Hercules Tianpu was consolidated into Hercules’ results of operations, cash flows and balance sheet.

Effective January 1, 2006 (the “effective date”), the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted SFAS 123R using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Company will also continue to use the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees. The Company previously adopted SFAS 123 on a prospective basis for all employee and non-employee director awards granted, modified or settled after January 1, 2003. Excluding stock options issued to non-employee directors which vest immediately upon grant due to certain retirement-eligibility provisions, the Company did not issue any stock options to employees during 2003 and 2004. During 2005, the Company granted nonqualified stock options to its Chief Executive Officer (“CEO”). Those stock options have been accounted for in accordance with SFAS 123. Upon the adoption of SFAS 123R in 2006, the cost of all stock options issued to employees during years prior to 2003 has been provided for fully on a pro forma basis. Accordingly, there is no cost attributable to such options to be recorded subsequent to 2005. During 2006, the Company issued nonqualified stock options as well as restricted stock awards to the CEO and other management personnel. These awards have been accounted for in accordance with SFAS 123R. In connection with the transition to SFAS 123R, the Company has determined that it will begin to account for the income tax effects of share-based compensation with a pool of windfall tax benefits (the “pool”) set at zero upon the effective date.

Persuant to a tender offer announced on March 8, 2006, on April 6, 2006 the Company repurchased $102.9 million principal amount of its 11.125% Senior Notes due 2007 for $116.4 million including $4.5 million of accrued interest.

Restructuring Actions

Consistent with long range plans to reposition the Company’s operations in order to capitalize on growth opportunities on both a regional as well as product and service offering basis, the Company executed a number of restructuring and rationalization programs designed to improve organizational efficiency in all key phases of operations including research and development, regional and functional management, global marketing, manufacturing, and corporate support during 2005. Actions associated with certain of these programs carried over into 2006 resulting in additional charges for severance benefits and other exit costs as well as accelerated depreciation of facilities during the periods prior to final shut-down and closure. During 2006, the Company initiated additional actions associated with the following: (1) the business segment realignment, (2) PTV’s production phase-out for products subject to an alliance agreement and (3) the effort to reduce stranded corporate costs that remain subsequent to the FiberVisions transaction.

One of the programs initiated prior to 2006 was associated with realigning and consolidating the Company’s research and development efforts into regional centers. This program included the planned closure of the Company’s Jacksonville, Florida facility and relocation to the Wilmington, Delaware facility, which is in the process of a related expansion and facility upgrade.

The Company will terminate 48 employees from the Jacksonville facility. However, a number of those employees are required to continue to provide services through the final closure upon which they will receive their severance and termination benefits. Accordingly, the Company has been recognizing those charges ratably since the communication date during 2005 in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). In addition, 15 employees have or will be relocated from Jacksonville to the Wilmington facility. For the six months ended June 30, 2006, the Company has recognized $1.3 million attributable to severance charges and $1.1 million attributable to relocation and other exit costs associated with the Jacksonville facility and its employees in accordance with SFAS 146. In addition, the Company recorded accelerated depreciation charges for the Jacksonville facility in the amount of $0.4 million for the six months ended June 30, 2006.

Also attributable to this program are charges related to the termination of 10 employees at the Wilmington facility in the amount of $0.8 million under the standard termination benefits program in accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112 or “standard termination benefits”) and accelerated depreciation charges of $0.6 million for certain assets prior to their demolition or reconfiguration in connection with the aforementioned expansion and upgrade project.

Another program initiated during 2005 with a carryover impact into 2006 relates to the closure of the Company’s manufacturing facility in Pendlebury, United Kingdom. Production at this facility was terminated during the quarter ended March 31, 2006 and the Company is currently undergoing efforts to completely shut down the site. A total of $0.3 million of other exit costs were incurred during the quarter ended June 30, 2006. Accelerated depreciation charges of $2.5 million were recorded during the quarter ended March 31, 2006 while the facility was still in operation.

In connection with the Company’s realignment of its business segments, the Company recorded charges for severance and termination benefits in the amount of $6.9 million during the six months ended June 30, 2006. Of this total, $6.3 million of standard termination benefits was attributable to the elimination of 45 positions, primarily representing sales and marketing and related support functions in addition to certain other management positions, in an effort to further delayer management and streamline the organizational structures. Also, $0.6 million was attributable to the scheduled termination of 2 employees under SFAS 146 plans whereby those employees are required to provide transitional services through their termination dates later in 2006.

During the second quarter of 2006, PTV signed an alliance agreement with another manufacturer whereby Hercules will serve as the sole distributor for certain rosin-based sizing products currently produced by both Hercules and the alliance partner. Under the agreement, Hercules will assume the sales accounts of the partner and service all orders. The alliance partner will acquire access to Hercules technology and assume production of the products. The manufacturing transition will be phased in over the next 12 months and will result in the shut-down of certain production lines at the Company’s Savannah, Georgia, Hattiesburg, Mississippi and Portland, Oregon manufacturing facilities. Accordingly, the Company has accelerated depreciation in the amount of $0.4 million for certain of these facilities, which will continue through the transition period. During the quarter ended June 30, 2006, the Company incurred $0.3 million in SFAS 112 severance and termination benefits associated with 7 employees at the Savannah facility. In addition, the Company anticipates a charge of $0.4 million in SFAS 146 severance and termination benefits to be incurred for 7 employees at the Hattiesburg facility over the next 12 months as production is transitioned to the alliance partner.

The Company is also undergoing efforts to reduce its stranded corporate overhead costs that remain subsequent to the FiberVisions transaction. These efforts include an internal restructuring to reduce personnel coupled with functional realignments as well as the evaluation of outsourcing and offshoring opportunities. The internal restructuring, which is approximately 75% complete, has resulted in the termination of 24 employees and $1.6 million in severance benefits charges through the six months ended June 30, 2006. Of the total, $0.3 million relates to SFAS 146 plans in which the severance charges are accrued during the period in which transition services are provided by the affected employees. In addition, the Company has incurred $0.2 million of consulting and other restructuring costs associated with the development of the plans. The Company expects to reach a decision on outsourcing/offshoring later in 2006.

A summary of the actions taken in 2006 for severance and other exit-costs as well as asset-related charges, all of which have been recorded in Other operating expense, net is provided as follows:

	Severance	Other Exit Costs	Accelerated Depreciation	Total

Research and development consolidation
Jacksonville, FL	$1.3	$1.1	$0.4	$2.8
Wilmington, DE	0.8	—	0.6	1.4
	2.1	1.1	1.0	4.2
Manufacturing rationalization
Pendlebury, UK	—	0.3	2.5	2.8

Business segment realignment
Paper Technologies and Ventures	4.2	—	—	4.2
Aqualon Group	2.7	—	—	2.7
	6.9	—	—	6.9

Alliance-related rationalization(1)	0.3	—	0.4	0.7

Corporate stranded cost reduction	1.6	0.2	—	1.8

Total restructuring and accelerated depreciation charges	$10.9	$1.6	$3.9	$16.4

(1)	Savannah, GA, Hattiesburg, MS and Portland, OR.

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

Environmental Matters and Asset Retirement Obligations

Hercules establishes reserves for environmental matters and asset retirement obligations when a legal obligation exists and the fair value of the liability can be reasonably estimated. In addition, the Company recognizes a liability for environmental-related litigation and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. At June 30, 2006, the Company had a combined amount of $208.7 million accrued including $85.2 million for asset retirement obligations and $123.5 million for environmental-related contingencies. The actual costs will depend upon numerous factors, including: the estimated useful life of the Company’s manufacturing facilities and significant component assets, changes in the nature or use of existing assets and facilities, the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation required or agreed to, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in the timing of required remedial activities, changes in environmental laws and regulations, technological developments, the years of remedial activity required and changes in the number or financial exposures of claims, lawsuits, settlements or judgments, or in the ability to reduce such financial exposures by collecting indemnity payments from insurers. If the obligations or contingencies are resolved for amounts greater or less than has been accrued, Hercules' share of the obligation or contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, Hercules would recognize an additional expense or benefit in the period such determination was made.

Asbestos-Related Contingencies

Hercules has established reserves for asbestos-related personal injury lawsuits and claims based upon the results of a periodic actuarial study of its asbestos-related liabilities by a recognized expert at a major national university. This study is based on a number of assumptions including the number of future claims, the timing and amount of future payments, disease, venue, and the dynamic nature of asbestos litigation and other circumstances. At June 30, 2006, the Company had a gross accrued liability of $256.8 million for present and future potential asbestos claims. The Company also had $102.9 million of asbestos-related receivables and restricted cash in several trusts pertaining to the aforementioned lawsuits and claims at June 30, 2006.

Pension and Other Postretirement Benefits

In the United States, the Company generally provides defined benefit pension plan coverage for eligible employees hired prior to January 1, 2005 and postretirement welfare benefit plan coverage to eligible employees hired prior to January 1, 2003. Similar plans are provided outside the United States in accordance with local practice. Pension and other postretirement benefit obligations and the related expense (income) are determined based upon actuarial assumptions regarding mortality, medical inflation rates, discount rates, long-term return on assets, salary increases, Medicare availability and other factors. Changes in these assumptions can result in changes to the recognized pension expense and recorded liability. At June 30, 2006, the accumulated benefit obligation of the Company's U.S. and certain foreign defined benefit pension plans, on a consolidated basis, exceeded their funded basis. The Company is required to recognize an additional minimum liability equal to the sum of such excess plus the prepaid pension asset balance, with a corresponding after-tax charge to other comprehensive (loss) income in stockholders' equity. At the present time, the U.S. defined benefit pension plan has sufficient funding that it does not require ERISA mandated contributions. The Company has determined, however, that it is in the best interests of the Company and its pension plan participants to make voluntary contributions to the plan. If the U.S. qualified pension plan performs in accordance with actuarial assumptions, the Company presently anticipates making voluntary cash contributions of $30 million in 2006.

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

Results of Operations - Consolidated Review

Net sales for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months			Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Net sales	$501.0	$534.7	$(33.7)	$1,028.3	$1,036.6	$(8.3)

Net sales for the three months ended June 30, 2006 decreased 6% as compared to the prior year period primarily as a result of $30.4 million, or 6%, lower volume and $10.7 million, or 2%, unfavorable product mix partially offset by $8.7 million, or 3%, attributable to higher pricing. There was also a slight decrease of $1.3 million attributable to unfavorable rates of exchange. The volume decrease was directly attributable to the absence of FiberVisions sales during the 2006 period. In addition, PTV experienced 4% lower volumes primarily in Europe. Partially offsetting these items was 24% higher Aqualon volumes with approximately half of the increase attributable to acquisitions in the guar and guar derivatives business as well the consolidation of the MC business from Hercules Tianpu.

The tables below reflect Net sales per region and the percentage change from the respective prior year period as well as the percentage change excluding the impact of rates of exchange (“ROE”):

(Dollars in millions)	Three Months			% Change Excluding
Regions	2006	2005	%Change	ROE
North America	$242.6	$243.6	—	(1)%
Europe	176.0	205.3	(14)%	(12)%
Asia Pacific	57.3	58.9	(3)%	(3)%
Latin America	25.1	26.9	(7)%	(11)%
All regions	$501.0	$534.7	(6)%	(6)%

(Dollars in millions)	Six Months			% Change Excluding
Regions	2006	2005	%Change	ROE
North America	$505.4	$478.6	6%	5%
Europe	353.1	395.5	(11)%	(5)%
Asia Pacific	114.7	112.7	2%	2%
Latin America	55.1	49.8	11%	6%
All regions	$1,028.3	$1,036.6	(1)%	1%

Excluding the impact of FiberVisions, which is not included in the sales for the quarter ended June 30, 2006, Net sales increased in the North American, Asia Pacific and Latin American regions for both the Aqualon Group and PTV segments as compared to the prior year period. Soft market conditions continued in the European region resulting in declines for the PTV segment while Aqualon sales in the region increased 8%. For the six months ended June 30, 2006 and excluding the impact of FiberVisions, sales also increased in all regions excluding Europe for both segments as compared to the prior year period. Within Europe, Aqualon sales continued a strong recovery from the prior year, particularly in the coatings and construction markets, while PTV continued to experience softness due to excess capacity and regional market fragmentation.

	Three Months			Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Cost of sales	$324.7	$351.2	$(26.5)	$685.4	$688.8	$(3.4)

Cost of sales decreased $26.5 million, or 8%, during the quarter ended June 30, 2006 as compared to the comparable period during 2005 primarily as a result of the absence of sales and related cost of sales from FiberVisions during the current year period. As a percent of sales, cost of sales decreased to 65% in 2006 as compared to 66% in 2005, also reflecting the absence of FiberVisions which experienced significantly rising costs in the prior year period for polypropylene. Absent the effect of FiberVisions, overall costs for raw materials, utilities, freight and pensions are higher during the current period as compared to 2005. Price increases and surcharges have not fully recovered the related cost increases. Partially offsetting these factors is improved fixed cost absorption primarily attributable to the Aqualon Group as production is at capacity for a number of high demand products. On an aggregated basis, raw material, transportation and energy costs increased approximately $13 million over 2005 levels. While the magnitude of the rate of increase in costs has subsided, the overall trend has continued from the second half of 2005 when spikes occurred primarily due to the Gulf Coast hurricanes and the related impact on the raw material suppliers and logistics infrastructure.

Cost of sales decreased $3.4 million during the six months ended June 30, 2006 as compared to the comparable period during 2005. Excluding the impact of the absence of FiberVisions for the second quarter, the cost trend lines and underlying factors are similar to those experienced during the quarterly period ended June 30, 2006. On an aggregated basis, raw material, transportation and energy costs increased approximately $30 million over 2005 levels. As a percent of sales, cost of sales increased to 67% in 2006 as compared to 66% in 2005, primarily reflecting less than full cost recovery in product pricing, particularly in Europe.

	Three Months			Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Selling, general and administrative expenses	$90.7	$99.9	$(9.2)	$182.0	$199.6	$(17.6)

Selling, general and administrative expenses (“SG&A”) decreased 9% during the quarter ended June 30, 2006 as compared to the prior year period primarily as a result of lower salaries and wages including incentive compensation. The lower wage base is attributable to the significant number of restructuring actions that were taken during the current and prior year in the businesses as well as certain corporate functions. General support costs decreased commensurately with lower headcount, and professional fees, including audit and Sarbanes-Oxley compliance costs, were also down compared to the prior year.

SG&A decreased 9% during the six months ended June 30, 2006 as compared to the prior year period reflecting trends similar to those noted for the quarterly period as well as the impact of lower rates of exchange. However, these decreases were partially offset by higher pension and postretirement benefits costs.

	Three Months			Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Research and development	$9.4	$10.0	$(0.6)	$19.0	$20.3	$(1.3)

Research and development charges for the quarter ended June 30, 2006 decreased $0.6 million, or 6%, as compared to the prior year period primarily as a result of the continuing consolidation efforts which reflect the closure of the Company’s research facilities located in Barneveld, The Netherlands during 2005 and Jacksonville, Florida, whose closure is essentially complete, as well as the impact of ongoing cost containment efforts particularly with respect to Corporate research. Research and development expenses remained relatively stable at 2% as a percentage of sales for both the quarter ended June 30, 2006 and 2005. Similar trends were also experienced for the six month periods ended June 30, 2006 and 2005, respectively, as the research organization has essentially completed the majority of its restructuring initiatives.

	Three Months			Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Intangible asset amortization	$2.0	$2.0	—	$3.6	$4.0	$(0.4)

Intangible asset amortization for the quarter ended June 30, 2006 was essentially unchanged from the prior period. Decreases attributable to the absence of amortization for FiberVisions intangible assets were offset by increases in amortization attributable to intangible assets recognized in connection with the Benchmark acquisition. The decrease of $0.4 million for the six months ended June 30, 2006 primarily reflects the absence of FiberVisions intangible assets compared with the quarterly period. Amortization is expected to be $7.1 million for 2006, $7.0 million for 2007, $6.7 million for 2008, $5.3 million for 2009 and $5.1 million for 2010 as various amortization terms expire.

	Three Months			Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Other operating expense, net	$8.6	$10.4	$(1.8)	$15.8	$20.1	$(4.3)

Other operating expense, net for the quarter ended June 30, 2006 reflect $5.2 million in severance benefits and other exit costs as well as $0.9 million of accelerated depreciation charges attributable to the Company’s continued execution on several restructuring and rationalization programs that began during 2005 as well as certain additional programs that were initiated during 2006. These include efforts to reduce stranded corporate costs remaining subsequent to the FiberVisions transaction and PTV’s initiation of an alliance agreement for the manufacturing and marketing of certain rosin-based sizing products. The alliance agreement will eventually result in the closing of certain of the Company’s production lines at various manufacturing facilities over a transition period of 12 months. Certain of these actions result in severance and termination benefits being accrued over periods during which the affected employees are required to provide services. In connection with these programs, the Company’s charges for the quarter ended June 30, 2006 will eventually result in an incremental headcount reduction of approximately 45 employees including those required to provide services through a transition period. In addition, the Company settled a product liability claim for $1.1 million, net of recoveries from insurance, incurred additional legal costs of $0.3 million attributable to a prior period settlement, incurred $0.4 million in dismantlement and site abandonment costs and $0.7 million of other miscellaneous operating costs.

Other operating expense, net for the six months ended June 30, 2006 reflect $12.5 million of severance benefits and other exit costs as well as $3.9 million of accelerated depreciation charges attributable to the Company’s restructuring and rationalization programs. Total incremental headcount reductions of 95 employees have been committed as a result of these programs on a year-to-date basis. The six month period also includes the settlement of a product liability claim for $1.1 million, net of recoveries from insurance, $0.6 million in dismantlement and site abandonment costs and $1.0 million of other miscellaneous operating costs. These costs were partially offset by a $3.3 million legal settlement, net of related costs, attributable to a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers.

Other operating expense, net recorded during the quarter ended June 30, 2005 included $9.6 million of severance benefits and other exit costs and $0.4 million of accelerated depreciation charges primarily attributable to the Research and development consolidation plans as well as the global marketing and management realignment program. Other operating expense, net for the six months ended June 30, 2005 included $18.3 million of severance benefits and other exit costs and $0.9 million of accelerated depreciation charges for those programs as well.

	Three Months			Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Interest and debt expense	$16.7	$22.8	$(6.1)	$37.4	$45.0	$(7.6)

Interest and debt expense for the quarter ended June 30, 2006 decreased $6.1 million, or 27%, from 2005 primarily as a result of lower outstanding debt balances resulting from the Company’s repurchase of its 11.125% notes during prior periods as well as a $102. 9 million repurchase in April 2006 associated with a tender offer. The resulting impact of the repurchases was a combined reduction of $4.8 million in interest and amortization of issuance costs. Also contributing to the reduction was an offset to interest expense of $2.2 million attributable to the cross-currency interest rate swaps initiated during the first quarter of 2006, $0.3 million attributable to lower outstanding balances on the 6.5% junior subordinated deferrable interest debentures, $0.2 million of lower credit facility fees and $0.2 million of lower interest expense attributable to the absence of FiberVisions debt. These decreases were partially offset by increasing LIBOR-based interest rates on the Company’s Term B loan resulting in approximately $1.6 million higher interest expense.

Interest and debt expense for the six months ended June 30, 2006 decreased $7.6 million, or 17%, from 2005 as a result of lower outstanding debt balances similar to the quarter-end period, primarily reflecting the Company’s repurchase of its 11.125% notes during prior periods as well as $113.9 million repurchased in 2006. The resulting impact was a combined reduction of $7.4 million in interest and amortization of issuance costs. Also contributing to the reduction was an offset to interest expense of $3.0 million attributed to the cross-currency interest rate swaps, $0.5 million attributable to lower outstanding balances on the 6.5% junior subordinated deferrable interest debentures, $0.4 million attributable to the absence of FiberVisions debt and $0.3 million of lower credit facility fees. These decreases were partially offset by increasing LIBOR-based interest rates on the Company’s Term B loan resulting in approximately $3.7 million higher interest expense. The three-month LIBOR rate has increased by approximately 94 basis points since the beginning of 2006 and is continuing an upward trend. In addition, the Company capitalized $0.3 million less interest during 2006 as compared to 2005.

	Three Months			Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Vertac litigation charge	$106.0	—	$106.0	$106.0	14.9	$91.1

During the quarter ended June 30, 2006, the Company recorded a $106.0 million charge, including interest, to increase the accrual for the recently affirmed ruling in the lawsuit captioned United States v. Vertac Chemical Corporation, et al. (the “Vertac lawsuit”).  During the six months ended June 30, 2005, the Company recorded a $14.9 million charge, including interest, related to the Vertac lawsuit (see Note 9).

	Three Months			Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Other expense, net	$21.1	$25.7	$(4.6)	$31.7	$32.0	$(0.3)

Other expense, net for the quarter ended June 30, 2006 reflects additional charges of $5.5 million related to the disposition of the Company’s 51% interest in FiberVisions, including $4.5 million related to a performance-based subsidy, $2.3 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos-insurance trusts, $1.4 million for legal expenses attributable to previously divested businesses, $10.6 million of premiums and the write-off of debt issuance costs attributable to the repurchase of 11.125% notes during the period, $0.4 million in accretion expense attributable to asset retirement obligations and $0.3 million for other environmental-related charges. In addition, the Company incurred other miscellaneous expenses of $0.6 million, net of miscellaneous income.

Other expense, net for the six months ended June 30, 2006 reflects $10.6 million attributable to the loss on the disposition of the Company’s 51% interest in FiberVisions, $4.5 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos-insurance trusts, $2.1 million for legal expenses attributable to previously divested businesses, $11.9 million of premiums and debt issuance cost write-offs attributable to the repurchase of 11.125% notes, $0.8 million in accretion expense related to asset retirement obligations, $1.2 million for other environmental-related charges and $0.2 million in debt prepayment penalties related to the retirement of FiberVisions debt. In addition, the Company incurred other miscellaneous expenses of $0.4 million, net of miscellaneous income.

During the quarter ended June 30, 2005, the Company incurred $16.5 million in legal costs related to previously divested businesses including settlements attributable to the composites business, $2.1 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos-insurance trusts, $4.7 million of premiums and debt issuance cost write-offs attributable to the repurchase of 11.125% notes, $0.4 million in accretion expense related to asset retirement obligations and $0.6 million for other environmental-related charges. In addition the Company incurred other miscellaneous expenses of $1.4 million net of miscellaneous income.

During the six months ended June 30, 2005, the Company recorded $16.6 million in legal costs related to previously divested businesses, including settlements related to the composites business. In addition, the Company incurred $4.0 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos insurance trusts, $0.9 million in accretion expense attributable to asset retirement obligations and $1.3 million for other environmental-related charges. Also included for the prior year period was $9.7 million of premiums and the write-off of debt issuance costs attributable to the repurchase of 11.125% notes during the period. Partially offsetting these costs was other miscellaneous income of $0.5 million, net of all other miscellaneous expenses.

	Three Months			Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
(Benefit) provision for income taxes	$(27.5)	$3.1	$(30.6)	$(16.8)	$(3.4)	$(13.4)

For the three months ended June 30, 2006, the Company recognized a pretax loss of $78.2 million and a tax benefit of $27.5 million while a pretax loss and tax benefit of $52.6 million and $16.8 million were recognized during the six months ended June 30, 2006, respectively. The tax benefits recognized during the six months ended June 30, 2006 include the following discrete items: (a) a $0.7 million charge related to previously undistributed foreign earnings triggered by the sale of the majority interest in FiberVisions, (b) a $4.0 million charge to establish a valuation allowance for the loss on the sale of FiberVisions (c) a $1.2 million benefit related to the settlement of a state tax audit; and (d) a $37.0 million benefit related to the tax benefit on the charge for the Vertac litigation. The full year effective tax rate for 2006 is estimated to be approximately 29%. The prior year effective tax benefit rate reflected a number of discrete items, the most significant of which was attributable to the reversal of federal income tax reserves due to the favorable resolution of prior year tax issues.

	Three Months			Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Minority interests in earnings of consolidated subsidiaries	$(0.3)	$(0.2)	$(0.1)	$(0.4)	$(0.6)	$0.2

Minority interests in earnings of consolidated subsidiaries during 2006 primarily reflect the impact of the consolidation of Hercules Tianpu effective April 1, 2006 while the prior year periods primarily reflect the impact of FiberVisions’ bicomponent fibers marketing joint venture entities.

	Three Months			Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Equity (loss) income of affiliated companies, net of tax	$(0.6)	—	$(0.6)	$(1.0)	$0.3	$(1.3)

The Company maintains a 49% ownership interest in FiberVisions effective April 1, 2006 as well as certain other relatively insignificant equity investments. The change during both the three and six month periods as compared to the prior year is primarily attributable to the Company’s proportionate share of FiberVisions’ operating loss.

	Three Months			Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Net loss from discontinued operations, net of tax	$(0.7)	$(0.2)	$(0.5)	$(1.3)	$(0.9)	$(0.4)

Net loss from discontinued operations during the three and six months ended June 30, 2006 and 2005, respectively, reflects the results of operations from the Company’s terpenes specialties business. During the fourth quarter of 2005, the Company announced its decision to exit this business and terminate production of related products at the Company’s Brunswick, Georgia manufacturing facility. Net sales were $0.6 million and $3.8 million for the three months ended June 30, 2006 and 2005, and $2.3 million and $7.1 million for the six months ended June 30, 2006 and 2005, respectively. The loss from discontinued operations for the three months ended June 30, 2006 includes inventory write-downs of $0.3 million and $0.7 million of costs related to production termination including dismantling equipment and cleaning tanks, piping and other infrastructure. Also included are $0.1 million and $0.3 million of restructuring and other exit costs for the six months ended June 30, 2006 and 2005, respectively.

	Three Months			Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Cumulative effect of change in accounting principle, net of tax	—	—	—	$0.9	$—	$0.9

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

Results of Operations - Segment Review

The tables below reflect Net sales and Profit from operations for the three and six months ended June 30, 2006 and 2005. Substantially all reconciling items have been allocated to the segments.

	Three Months Ended June 30,
	2006	2005	Change	% Change
Net sales:
Paper Technologies and Ventures	$266.4	$260.7	$5.7	2%
Aqualon Group	234.6	204.9	29.7	14%
FiberVisions	—	69.1	(69.1)	(100)%

Consolidated	$501.0	$534.7	$33.7	(6)%

Profit from operations:
Paper Technologies and Ventures	$16.6	$16.1	$0.5	3%
Aqualon Group	54.7	48.2	6.5	13%
FiberVisions	—	(0.2)	0.2	NM
Corporate Items	(5.7)	(2.9)	(2.8)	NM

Consolidated	$65.6	$61.2	$4.4	8%

	Six Months Ended June 30,
	2006	2005	Change	% Change
Net sales:
Paper Technologies and Ventures	$520.6	$511.2	$9.4	2%
Aqualon Group	438.5	380.9	57.6	15%
FiberVisions	69.2	144.5	(75.3)	(52)%

Consolidated	$1,028.3	$1,036.6	$(8.3)	(1)%

Profit from operations:
Paper Technologies and Ventures	$31.2	$29.2	$2.0	7%
Aqualon Group	94.2	84.0	10.2	12%
FiberVisions	0.5	(2.3)	2.8	NM
Corporate Items	(3.4)	(7.1)	3.7	NM

Consolidated	$122.5	$103.8	$18.7	18%

NM = not meaningful

The tables below reflect Net sales percentage changes for the three and six months ended June 30, 2006 as compared to the same periods in 2005.

Three Months Ended June 30, 2006	Net Sales Percentage Increase (Decrease) from Prior Year Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Paper Technologies and Ventures	(4)%	3%	3%	—	2%
Aqualon Group	24%	(9)%	—	(1)%	14%
FiberVisions	(100)%	—	—	—	(100)%

Consolidated	(6)%	(2)%	2%	—	(6)%

Six Months Ended June 30, 2006	Net Sales Percentage Increase (Decrease) from Prior Year Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Paper Technologies and Ventures	(3)%	3%	3%	(1)%	2%
Aqualon Group	23%	(7)%	1%	(2)%	15%
FiberVisions	(52)%	—	1%	(1)%	(52)%

Consolidated	(1)%	(1)%	2%	(1)%	(1)%

Paper Technologies and Ventures

PTV’s sales increased $5.7 million, or 2%, to $266.4 million during the three months ended June 30, 2006 as compared to $260.7 million during the comparable period in 2005. The increase was attributable to 3% higher average prices and 3% improved product mix partially offset by 4% lower volume. The improved mix reflects a continuing trend of higher sales of new products in both the process and functional products families. Increased pricing in the aggregate was achieved in all regions of global operations. Volume continued to decline in both the Americas and Europe while Asia Pacific remained strong. The competitive environment and fragmented nature of the customer markets continues to present challenges in Western Europe. However, PTV’s strategy of improving product mix, primarily through new and higher value applications, and increasing selling prices continues to yield positive results.

PTV’s sales increased $9.4 million, or 2%, to $520.6 million for the six months ended June 30, 2006 as compared to $511.2 million for the comparable period in 2005. The increase was attributable to 3% higher average prices and 3% improved product mix partially offset by 3% lower volume and 1% unfavorable rates of exchange. The six month period reflects similar trends as those noted for the quarterly period. In addition, revenues in emerging markets including Brazil and China exceeded prior year levels.

As referenced above, PTV’s success with new product launches represents a continuing trend as the segment has commercialized an expanding portfolio of new products and applications, including many that are environmentally friendly and are therefore more highly valued in certain regions. Most of these products provide substantially higher margins. On an aggregated basis, revenues from new products and applications are on pace to provide approximately $180 million in revenues on an annualized basis. This represents an increase of approximately 81% over the comparable period in the prior year.

Profit from operations for PTV increased $0.5 million, or 3%, to $16.6 million for the three months ended June 30, 2006 as compared to $16.1 million during the comparable period in 2005. The increase reflects improved selling prices and the favorable shift in product mix as referenced above, both of which contributed to the recovery of higher raw material, transportation and energy costs. In addition, PTV experienced lower SG&A expenses despite higher legal defense costs. The lower SG&A base is primarily attributable to the significant restructuring actions taken during the prior year as well as additional actions taken during 2006 attributable to the segment realignment.

Profit from operations for PTV increased $2.0 million, or 7%, to $31.2 million for the six months ended June 30, 2006 as compared to $29.2 million for the comparable period during 2005. The factors driving the improvement in the three months ended June 30, 2006 are essentially the same for the six month period.

Primarily as a result of the rapid escalation in costs experienced in the second half of 2005 and continuing into 2006, overall costs for raw materials, transportation and energy for the three and six months ended June 30, 2006 increased $11.0 million and $22.1 million, respectively, over the comparable periods in 2005. In addition to energy-related price pressure, supply for certain raw materials remains constrained. In particular, gum rosin and tall oil rosin prices remain at record high levels due to high demand and limited supply. Additionally, pricing for adipic acid and epichlorohydrin continues at relatively high levels.

With respect to restructuring actions, PTV recorded charges of $3.0 million and $6.7 million during the quarter and six months ended June 30, 2006, respectively, for severance benefits and other exit costs primarily attributable to continuing efforts to de-layer management and the sales and marketing organization as well as the manufacturing rationalization attributable to PTV’s recent rosin-sizing product alliance transaction. These costs also include those charges attributable to the planned closing of the research facility in Jacksonville, Florida and its related relocation to Wilmington, Delaware. PTV results also include $0.6 million and $3.3 million of accelerated depreciation charges during the quarter and six months ended June 30, 2006, respectively, of which $2.5 million is attributable to the closure of the Pendlebury, United Kingdom manufacturing facility during the three months ended March 31, 2006. The remaining $0.8 million is related to the closing of the Jacksonville facility and the shut-down of certain production lines at the manufacturing facilities in connection with the transition period for the aforementioned alliance.

Aqualon Group

The Aqualon Group’s (“Aqualon”) sales increased $29.7 million, or 14%, to $234.6 million during the three months ended June 30, 2006 as compared to $204.9 million during the comparable period in 2005. The increase is attributable to 24% higher volume partially offset by 9% unfavorable product mix and 1% unfavorable rates of exchange. Pricing, in the aggregate, was relatively flat. Approximately one half of the total increase was attributable to Aqualon’s acquisition of the guar and guar derivatives business from Benchmark and the consolidation of Hercules Tianpu. Aqualon experienced increased sales in all of its business lines as discussed in more detail below.

Coatings and Construction sales increased 10% during the three months ended June 30, 2006 as compared to the comparable period in 2005 primarily due to 18% higher volume partially offset by 4% unfavorable product mix, 3% lower pricing and 1% unfavorable rates of exchange. Sales were strong in all regions, including Europe, which recovered from general softness which was experienced during 2005. Sales into Asia were especially strong during the 2006 period. However, pricing in the aggregate was lower as a result of continued pricing challenges in the MC construction products. The consolidation of Hercules Tianpu was responsible for approximately 60% of the total increase for Coatings and Construction.

Regulated industry sales increased 1% during the three months ended June 30, 2006 as compared to the comparable period in 2005 primarily due to 1% increased volume and 1% higher average prices partially offset by 1% unfavorable rates of exchange. The volume increased modestly in the food sector while personal care product sales were down slightly.

Energy and Specialties sales increased 33% during the three months ended June 30, 2006 as compared to the comparable period in 2005. The increase was due to 29% higher volume and product mix and 5% higher average prices partially offset by 1% unfavorable rates of exchange. The higher volume is primarily due to strong demand in the stimulation and production for natural gas and oil markets and in which the Company has an expanding presence following the January 2006 acquisition of a guar and guar derivatives business and related supply agreement. Related pricing was achieved across many of the specialty products families. A significant portion of this growth was driven by applications sold by the recently acquired guar and guar derivatives business.

Aqualon’s sales increased $57.6 million, or 15%, to $438.5 million during the six months ended June 30, 2006 as compared to $380.9 million during the comparable period in 2005. The increase is attributable to 23% higher volume and 1% favorable pricing partially offset by a 7% unfavorable product mix and 2% unfavorable rates of exchange. The sales trends by business line are essentially the same for the six month periods as compared to the quarterly periods.

Aqualon continues to introduce new products and applications into the market and expects this trend to continue throughout the balance of the year. Key among those expected to have an impact are the following: (1) product applications specifically designed for tinted paint products, (2) guar-based products including cationic guar for personal care and fast-hydrating, high-viscosity guar for oilfield applications and (3) applications to improve the spreading consistency of gypsum-based plasters, all of which represent significant growth opportunities.

Profit from operations for Aqualon increased $6.5 million, or 13%, to $54.7 million for the quarter ended June 30, 2006 as compared to $48.2 million during the comparable period in 2005. The increase is primarily attributable to the higher volume and the associated contribution margin partially offset by higher raw material, transportation and energy costs. These costs increased $1.9 million as compared to the comparable period in 2005 reflecting the increase in costs during the latter half of 2005. Of the total, approximately $1.0 million was attributable directly to raw materials. Specifically, raw materials including caustic, methyl chloride, propylene oxide, ethyl chloride, ethylene oxide and guar splits all experienced large increases from the prior year. The remainder is attributable to energy costs of which the majority is related to higher energy prices in Europe as a result of the expiration of a long-term fixed price contract. Pricing increases have been able to capture a portion these increased costs. However, downward pricing pressure continues in the MC product lines. SG&A costs were slightly lower compared to the prior year period, primarily reflecting lower support costs offset by increased sales and marketing, business management and technology costs incurred to support growth initiatives as well as the impact of the consolidation of Hercules Tianpu.

Profit from operations for Aqualon increased $10.2 million, or 12%, to $94.2 million for the six months ended June 30, 2006 as compared to $84.0 million during the comparable period in 2005. The factors driving the improvement in the quarter ended June 30, 2006 are essentially the same for the six month period.

Aqualon incurred $0.6 million and $3.2 million of restructuring charges during the three and six months ended June 30, 2006, respectively, that were attributable to headcount reductions designed to further delayer the management and sales and marketing organizations consistent with the segment realignment implemented in 2006.

FiberVisions

Effective April 1, 2006, FiberVisions’ results of operations are reported within the caption Equity loss of affiliated companies. During the quarter ended June 30, 2006, the Company recognized approximately $1.0 million equity loss attributable to its 49% equity interest in FiberVisions. FiberVisions’ results of operations for the three months ended March 31, 2006 and the three and six months ended June 30, 2005 are included in the Company’s consolidated results of operations. For those prior periods, FiberVisions had sales of $69.2 million, $69.1 million and $144.5 million, respectively. FiberVisions had a Profit from operations of $0.5 million and had losses from operations of $0.2 million and $2.3 million for those prior periods, respectively.

Corporate Items

Corporate items include net operating charges and benefits that are not directly related to the business segments. The most significant charges typically appear in Other operating expense, net, although portions are also reflected in SG&A expenses depending upon the specific nature of the items. The following table reflects the components of Corporate items.

	Three Months Ended June 30,		Six months Ended June 30,
	2006	2005	2006	2005
Accelerated vesting of stock-based compensation for retirement eligible employees	$ —	$ —	$ —	$ 2.8
Severance, restructuring costs and other exit costs	1.7	2.9	2.6	3.6
FiberVisions stranded corporate costs	2.2	—	2.2	—
Consulting charges related to legacy issues	—	—	—	0.8
Accelerated depreciation	0.3	—	0.6	—
Legal settlement on price fixing litigation, net	0.3	—	(3.3)	—
Other miscellaneous expense (income), net	1.2	—	1.3	(0.1)

Corporate items - net expense	$5.7	$2.9	$3.4	$7.1

Corporate items for the quarter ended June 30, 2006 include $2.2 million in stranded corporate costs previously allocated to FiberVisions; $1.7 million of severance, restructuring and other exit costs primarily attributable to the Company’s efforts to reduce such stranded corporate costs subsequent to the FiberVisions transaction and the research and development realignment program; $0.3 million of accelerated depreciation attributable to certain assets to be dismantled or reconfigured at the Company’s Wilmington, Delaware research facility, $0.3 million legal costs attributable to a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers and $1.2 million of other miscellaneous expenses.

Corporate items for the quarter ended June 30, 2005 primarily represent severance, restructuring and other exit costs attributable to the various programs initiated during 2005.

Corporate items for the six months ended June 30, 2006 include $2.2 million in stranded corporate costs previously allocated to FiberVisions; $2.6 million of severance, restructuring and other exit costs primarily attributable to the Company’s efforts to reduce stranded corporate costs subsequent to the FiberVisions transaction and the research and development realignment program; $0.6 million of accelerated depreciation attributable to certain assets to be dismantled or reconfigured at the Company’s Wilmington, Delaware research facility, $0.5 million of other miscellaneous expense offset by a $3.3 million legal settlement, net of related costs, attributable to a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers.

Corporate items for the six months ended June 30, 2005 include $2.8 million for accelerated vesting of stock-based compensation, $3.6 million of severance, restructuring and other exit costs attributable to the various programs initiated during 2005, $0.8 million of professional fees incurred to resolve certain legacy business matters and $0.1 million of other miscellaneous income.

Liquidity and Capital Resources

Net cash provided by operating activities was $64.0 million for the six months ended June 30, 2006 as compared to $20.0 million for the comparable period in 2005. The increase is reflective of the improved operating performance (excluding the $68.9 million non-cash after-tax charge for the Vertac litigation), the timing of pension plan funding payments, and lower legal settlements related to litigation associated with former or otherwise previously divested businesses. The prior year included approximately $40 million in voluntary funding of the U.S. defined benefit pension plan while the current year funding is anticipated to be made during the second half of 2006. In addition, 2006 includes $0.9 in legal settlement payments whereas the prior year included $14.0 million in settlements payments, the largest of which were attributable to litigation involving the former composites business. Embedded within the improved cash flow from operations are a number of specific items that required higher cash outflows during the 2006 period. The most significant are as follows: (1) income tax payments, net of refunds received, were $15.5 million higher in 2006 primarily as a result of refunds received during the comparable period in 2005, (2) asbestos settlement payments, net of amounts received from the related trusts, increased $8.4 million during 2006 as a result of timing issues with respect to the dynamic nature of settlements, (3) payments for severance and termination benefits and other exit costs increased $7.8 million during 2006 as a result of the timing of the implementation of the various restructuring plans, many of which were initiated during the latter part of 2005 with payments beginning or continuing into 2006, (4) settlements of asset retirement obligations increased $2.7 million primarily as a result of the timing with respect to various remediation and work plans. Also, the 2006 period reflected a $7.9 million net use of cash in connection with the operations of FiberVisions during the period prior to the transaction primarily resulting from higher net working capital requirements.

Net cash used in investing activities was $24.6 million during the six months ended June 30, 2006 as compared to $22.7 million for the comparable period in 2005. Included in these totals are capital expenditures of $22.9 million and $25.9 million, respectively, for the 2006 and 2005 periods. In connection with the sale of the Company’s 51% interest in FiberVisions, a portion of the cash realized was provided by $27.0 million in proceeds received directly from SPG. The Company has since paid approximately $1.9 million in costs attributable to the transaction. During the six months ended June 30, 2006, the Company acquired Benchmark’s guar and guar derivatives manufacturing business as well as an equity interest in Benchmark Performance Group Inc. for a combined investment of $22.7 million, including transaction costs. In addition, the Company completed its required initial capital contribution in the Hercules Tianpu joint venture in China, as well as the acquisition of an additional 1% interest from one of the other partners resulting in total payments of $6.0 million including transaction costs, net of $2.6 million in cash realized upon consolidation. In addition to these items, the Company received net proceeds of $0.3 million and $3.2 million during the six months ended June 30, 2006 and 2005, respectively, with respect to the sales of other assets and properties associated with businesses that have been exited, divested or otherwise curtailed as well as excess or fully depreciated equipment.

Net cash used in financing activities was $35.9 million for the six months ended June 30, 2006, as compared to $61.3 million for the comparable period in 2005. The 2006 period includes the issuance of $90.0 million of debt, net of $6.3 million of issuance costs, by FiberVisions prior to the sale transaction. In connection with this transaction, FiberVisions distributed $82.0 million to Hercules immediately prior to the transaction closing. The FiberVision’s debt is non-recourse to Hercules. During the six months ended June 30, 2006, the Company made total debt principal payments of $123.5 million, of which $113.9 million was attributable to repurchases of the Company’s 11.125% senior notes. The comparable period in 2005 included total debt principal payments of $31.6 million, of which $25.8 million was attributable to repurchases of the Company’s 11.125% senior notes. Proceeds from the exercise of stock options provided $3.5 million and $2.3 million during the six months ended June 30, 2006 and 2005, respectively.

Subsequent to June 30, 2006, Hercules Tianpu finalized a credit facility with the Bank of China which is comprised of a working capital loan and a project loan. The total borrowings under the facility are expected to approximate $20 million. The project loan will be utilized to finance the construction project to significantly expand Hercules Tianpu’s MC manufacturing capacity. In connection with the facility, Hercules has provided a guarantee for 55% of the total amount to be borrowed. In addition, Hercules Tianpu renewed its $1.5 million credit facility with the Bank of Nova Scotia on July 18, 2006 for which the Company has provided a guarantee for the entire amount outstanding.

On April 25, 2006, the Company reached an agreement to acquire the remaining 40% ownership interest in its consolidated joint venture, Shanghai Hercules Chemicals Company, Ltd. from its partner Shanghai Chlor-Alkali Chemical Co. Ltd. Settlement of the transaction is subject to normal clearance with the appropriate Chinese government and regulatory agencies and is expected prior to the end of 2006.

On March 8, 2006, the Company announced an offer (the “Tender Offer”) to purchase for cash any and all of its outstanding 11.125% senior notes due 2007 (the “Notes”) on the terms and subject to the conditions set forth in its Offer to Purchase and Consent Solicitation Statement dated March 8, 2006. The pricing for the Tender Offer was established on April 3, 2006 at $1,087.06 per $1,000 principal amount of the Notes validly tendered on April 5, 2006 plus accrued and unpaid interest. In connection with the Tender Offer, the Company acquired $102.9 million (book value) of the Notes for a total cash payment of $116.4 million including $4.5 million of accrued interest. Approximately $16.1 million of the Notes remain outstanding as of June 30, 2006.

During February and March 2006, the Company entered into a series of floating rate cross currency interest rate swap agreements (the “Swaps”). The Company has designated the Swaps as a hedge of foreign currency exposure associated with its net investment in certain foreign operations that utilize the Euro as their functional currency. The combined notional amounts of the Swaps is for $500.0 million/€ 420.2 million and requires the Company to receive three month LIBOR + 1.50% and pay three month EURIBOR plus an average margin at 1.59% on a quarterly basis for a five year term. The Swaps have been recorded at fair value on the Consolidated Balance Sheet, with changes in value attributable to changes in foreign exchange rates recorded in Accumulated other comprehensive income. As of June 30, 2006, the fair value recognized in Deferred credits and other liabilities was $29.4 million and a similar amount was recognized in Accumulated other comprehensive income. During the six months ended June 30, 2006, a credit of approximately $3.0 million was recorded as an adjustment to Interest and debt expense representing the net amount received from the swap in excess of amounts paid.

The Company maintains ownership over a number of properties, including land and buildings, associated with businesses that have been exited, divested or otherwise curtailed. In addition, during the normal course of business, assets associated with current operations, including such items as surplus land and excess or fully depreciated equipment and buildings among others, become available for disposition. In order to maximize their value, the Company is actively engaged in an ongoing process of identifying alternative utilization strategies including leasing and outright sales of the underlying assets and properties. When specific actions progress to the point that the plan of sale criteria included in the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” have been met, impairments, to the extent they exist, are recognized and the underlying properties are reclassified as assets held for sale. Assets held for sale are included in the caption “Other current assets” on the Consolidated Balance Sheets. The carrying value of total assets held for sale was approximately $1.7 million and $0.2 million as of June 30, 2006 and December 31, 2005, respectively. It is anticipated that the Company will receive net sales proceeds in excess of these amounts as ongoing efforts to dispose of these properties are completed during the remainder of the year. In addition, the Company is continuing to explore opportunities to market properties attributable to its operations in Pendlebury, United Kingdom and Jacksonville, Florida in connection with the closure of these facilities which will be completed later during 2006.

As of June 30, 2006, $44.7 million of the $150 million Revolving Credit Facility under the Company’s Senior Credit Facility was available for use. The Company had $105.3 million of outstanding letters of credit associated with the Revolving Credit Facility.

As discussed in Note 9, on July 13, 2006, a panel of the U.S. Court of Appeals for the Eighth Circuit affirmed the Final Judgment of the District Court in connection with the Vertac litigation. Accordingly, the Company has recorded an additional charge of $106.0 million which, when combined with the existing charge of $15.0 million (the prior charge of $14.8 million plus interest) represents the Company’s net liability of $121.0 million based on the Final Judgment, which is recorded as a current liability at June 30, 2006. The Company will continue to accrue interest on this amount until such time as the Final Judgment is either reversed or is paid. If the Company is ultimately required to pay such amount to the United States, an event which could occur in 2006 or thereafter, the payment of such amount could have a material adverse effect upon the Company’s cash flows in such annual, quarterly or other period.

Financial Condition

Total debt at June 30, 2006 was $986.2 million which decreased $122.8 million from $1,109.0 million at December 31, 2005 primarily as a result of the debt payments and repurchases discussed above. Cash balances increased to $81.9 million at June 30, 2006 from $77.3 million at December 31, 2005.

During the three and six months ended June 30, 2006, the Company experienced a modest decline in the metrics used to measure performance with respect to working capital management. Trade accounts receivable increased $43.4 million and $31.1 million, respectively, over the December 31, 2005 and March 31, 2006 levels reflecting stronger sales during the period and growth in emerging markets with longer payment terms as well as the absence of FiberVisions which generally had lower days outstanding (“DSO”). DSO was 60 days which was equivalent to the year-end 2005 level and reflected a 3 day increase from the first quarter of 2006. Inventories increased $19.8 million and $4.9 million, respectively, over the December 31, 2005 and March 31, 2006 levels to support seasonally stronger demand. Days sales in inventories were even with year-end 2005 levels at 55 days and decreased or improved one day from the first quarter of 2006. Accounts payable increased $17.7 million and $22.2 million, respectively, over the December 31, 2005 and March 31, 2006 levels. Days payable outstanding was 49 days representing a decrease of two days from December 31, 2005 and even with the first quarter 2006. The Company expects further, but more modest improvements in the cash cycle time as efforts continue with respect to working capital initiatives.

Commitments and Contractual Obligations

Capital expenditures are projected to total approximately $90 million for the year ended December 31, 2006. Of this total, approximately 32% will be allocated to PTV, 57% to the Aqualon Group and 11% for Corporate purposes. The consolidation of Hercules Tianpu has resulted in incremental estimated spending of approximately $16 million primarily attributable to its project to significantly expand manufacturing capacity.

The Company is currently in the process of developing plans to reduce stranded corporate costs resulting from the FiberVisions transaction (“Business Infrastructure Project”). The Company has targeted $20 million in annual cost reductions to be achieved by the end of 2007. A strategic goal of the Business Infrastructure Project is to restructure the support organization such that a more substantial proportion of the underlying costs become variable. It is anticipated that targeted cost reductions will be achieved through an internal restructuring to reduce personnel coupled with the functional realignment as well as outsourcing/offshoring. While the Company is approximately 75% complete with its internal restructuring, it is in the process of evaluating vendor proposals and anticipates reaching a decision later in 2006. Accordingly, the most significant aspects of the Business Infrastructure Project are expected to take place primarily in the latter half of 2006 or early in 2007. The Company anticipates incremental cash disbursements for severance benefits and other exit costs upon execution of the plans.

Under an earn-out provision in the Benchmark agreement, there is the potential for a maximum disbursement to the seller in the amount of $8.2 million if certain contractual provisions are met. Payments are anticipated to be made throughout the five-year term of the related supply agreement.

In connection with the FiberVisions transaction, the Company may be required to provide additional contributions should performance fall below certain defined performance measures during 2006 and 2007. The maximum commitment is $4.5 million for 2006 and $1.2 million for 2007. As discussed previously, the Company accrued the full commitment of $4.5 million for 2006 during the quarter ended June 30, 2006 based on unfavorable actual and projected performance for the remainder of 2006. A significant portion of the $4.5 million accrual is anticipated to be paid during the third quarter of 2006. The exposure for additional contributions is thereby limited to a maximum of $1.2 million.

The Company's contractual commitments as of June 30, 2006 are summarized as follows:

	(Dollars in millions)
	Payments Due by Period (1)
		Less than	1 - 3	4 - 5	After 5
	Total	1 year	Years	years	years
Debt obligations (2)	$986.2	$13.1	$28.1	$377.6	$567.4
Operating lease obligations	117.5	18.5	37.4	38.4	23.2
Other long-term liabilities reflected on the registrant's balance sheet under GAAP (3)	586.5	211.3	69.6	59.9	245.7
Total contractual cash obligations	$1,690.2	$242.9	$135.1	$475.9	$836.3

(1)
Does not include the anticipated future interest payments to be made under the Company's current debt agreements; however, based upon current indebtedness and interest rates at June 30, 2006, such interest obligations are estimated to be approximately $74.2 million in 2007, $73.0 million in 2008, $71.8 million in 2009, $71.5 million in 2010, $64.4 million in 2011 and $756.9 million thereafter. A one percent increase or decrease in the LIBOR rate would have an impact of approximately plus or minus $3.9 million on the Company’s interest payments in each of the next five years.

(2)
The 6.60% Debentures due 2027, which are included in “After 5 years” amount, are redeemable, in whole or in part, at the option of each of the holders on August 1, 2007 at a redemption price equal to 100% of the principal amount thereof.

(3)
Includes amounts pertaining to asbestos-related matters, asset retirement obligations, post-employment and post-retirement obligations and workers compensation claims. Due to the dynamic nature of asbestos litigation, it is impractical to determine the anticipated payments in any given year. Therefore, the non-current asbestos-related liability of $220.4 million has been reflected in the after five years column.

Risk Factors

In addition to the factors discussed elsewhere, the following, which have not been sequenced in any particular order, are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Indebtedness

As of June 30, 2006, the Company's total debt was approximately $986.2 million, of which 60% is fixed rate indebtedness. The Company's indebtedness has significant consequences. For example, it could: increase the Company's vulnerability to economic downturns and competitive pressures; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; limit the Company's flexibility in planning for, or reacting to, changes in its business and the industries in which it operates or in pursuing attractive business opportunities requiring debt financing; place the Company at a disadvantage to its competitors that have less debt; and limit the Company's ability to borrow additional funds due to restrictive covenants.

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

The Company and its subsidiaries may incur additional indebtedness in the future. As of June 30, 2006, the Company had a $550 million Senior Credit Facility with a syndicate of banks. Under the Senior Credit Facility, the Company has a $150 million revolving credit agreement, which permits certain additional borrowings. In addition, the Company has the option to borrow an additional $250 million in the form of a term note under the Senior Credit Facility. If new indebtedness is added to the Company's current indebtedness levels, the risks described above could increase.

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

The Company's derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments. At June 30, 2006, the net market value of these combined instruments was a liability of $933.1 million. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their period end levels, with all other variables held constant. A 100-basis point increase in interest rates at June 30, 2006 would result in a $56.3 million decrease in the net market value of the liability. A 100-basis point decrease in interest rates at June 30, 2006 would result in a $66.3 million increase in the net market value of the liability.

The Company’s financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of $0.1 million at June 30, 2006. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from period-end levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at June 30, 2006 would result in a $3.9 million decrease in the net position, while a 10% weakening of the dollar versus all currencies would result in a $4.8 million increase in the net position.

The Company also utilizes cross currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations. At June 30, 2006, the net market value of the swaps was a liability of $29.4 million. A 10% strengthening of the Euro versus the U.S. dollar at June 30, 2006 would result in a $52.9 million increase in the liability, while a 10% weakening of the Euro versus the U.S. dollar would result in a $52.9 million decrease in the liability. Changes in the underlying interest rates would have an insignificant impact.

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

Pension

The assets and liabilities associated with the Company's defined benefit plans are subject to interest rate and market risk. A 100-basis point decrease or increase in the discount rate would have an unfavorable or favorable impact of approximately $171 million on the U.S. defined benefit plan’s accumulated benefit obligation (“ABO”) and an unfavorable or favorable impact on its projected benefit obligation (“PBO”) of approximately $178 million. A 100-basis point decrease or increase in the assumed rate of return would have an unfavorable or favorable impact of approximately $12 million on the estimated expense for the U.S. pension and postretirement plans on an annual basis.

Indemnifications

In connection with the sale of certain assets or businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale. Additionally, the Company has provided indemnifications pertaining to environmental, tax, employee and/or product-related matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to reimburse the buyer. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. As of June 30, 2006, the Company has recorded indemnifications totaling $41.3 million and has $105.3 million of outstanding letters of credit. Although it is possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

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
Recent Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”) and Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”) during February and March of 2006, respectively. SFAS 155 and SFAS 156 are effective for fiscal years beginning after September 15, 2006. The subject matter and underlying accounting requirements for these statements is generally not applicable to any of the Company’s existing business or financing operations. Accordingly, it is anticipated that SFAS 155 and SFAS 156 will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 “ (“FIN 48”). The Company is currently in the process of evaluating FIN 48 which is to be adopted effective January 1, 2007.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions. Forward-looking statements may involve known and unknowns risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: ability to generate cash, changes in tax laws, regulations and/or rates or changes resulting from ongoing reviews of tax liabilities, ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, ability to execute and integrate acquisitions, ability to raise product prices, ability to execute divestitures, ability to realign business portfolio and segments, ability to achieve growth in earnings and cash flows, business climate, business performance, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risk in developing new products and technologies, risk in developing new market opportunities, environmental and safety regulations and clean-up costs, foreign exchange rates and exchange control regulations, foreign investment laws, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, legislative changes, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, the financial capacity of settling insurers, the impact of increased accruals and reserves for such exposures, the outcome of litigation and appeals, including the ability to obtain judicial review of adverse litigation results, and adverse changes in economic and political climates around the world, including terrorist activities, international hostilities, governmental instabilities and potential natural disasters. Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements. As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions identify forward-looking statements. This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of quantitative and qualitative disclosure about market risk, see “Risk Factors” under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 30, 2006. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual meeting of Shareholders on April 20, 2006. A summary of the Final voting results follows. The number of votes cast with respect to each matter is as indicated. A quorum of 100,577,205 or 89.12% of the 112,859,768 outstanding voting shares as of the March 17, 2006 record date, were present in person or by proxy at the Annual Meeting.

1.	Election of Directors

Three of our ten directors had terms expiring in 2006 and two stood for re-election this year. Both Thomas P. Gerrity and Joe B. Wyatt were reelected to the Hercules Board of Directors. Directors were elected to serve for three-year terms and until their successors are elected and qualified, or their earlier death, resignation or removal.

Director Name	For	Withheld Authority	Broker Non-Votes
Thomas P. Gerrity	90,481,768	10,095,437	—
Joe B. Wyatt	90,735,603	9,841,602	—

Directors continuing in office after the meeting were: Thomas P. Gerrity, John C. Hunter, III, Robert D. Kennedy, Craig A. Rogerson, Anna Cheng Catalano, Burton M. Joyce, Jeffrey M. Lipton, John K. Wulff and Joe B. Wyatt.

2.
Ratification of the Appointment of BDO Seidman, LLP as Hercules’ Independent Registered Public Accountants for 2006, which proposal received more than a majority of the votes necessary for ratification.

For	Against	Abstain	Broker Non-Votes
99,613,962	216,568	746,674	—

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
August 3, 2006

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