Form 10-Q
period 2006-09-30
HERCULES INC
filed 2006-11-03
CIK 46989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006
Commission file number 1-496

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

Yes:   ☐   No:   ☒

As of October 31, 2006, 113,560,289 shares of registrant’s common stock were outstanding.

HERCULES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions, except per share)
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$513.1	$519.6	$1,541.4	$1,556.2
Cost of sales	332.2	353.7	1,017.6	1,042.5
Selling, general and administrative expenses	92.8	92.7	274.8	292.3
Research and development	9.3	10.1	28.3	30.4
Intangible asset amortization (Note 5)	1.8	2.0	5.4	6.0
Other operating expense, net (Note 13)	4.6	11.1	20.4	31.2
Profit from operations	72.4	50.0	194.9	153.8
Interest and debt expense	16.7	22.5	54.1	67.5
Vertac litigation charges (Note 9)	1.0	0.1	107.0	15.0
Other expense, net (Note 14)	4.6	0.1	36.3	32.1
(Loss) income before income taxes and equity loss	50.1	27.3	(2.5)	39.2
(Benefit) provision for income taxes (Note 15)	14.1	2.8	(2.7)	(0.6)
Income (loss) before minority interests and equity loss (income)	36.0	24.5	0.2	39.8
Minority interests in earnings of consolidated subsidiaries	(0.4)	(0.3)	(0.8)	(0.9)
Equity (loss) income of affiliated companies, net of tax	(1.1)	0.2	(2.1)	0.5
Net (loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	34.5	24.4	(2.7)	39.4
Net loss from discontinued operations, net of tax (Note 17)	(0.3)	(0.4)	(1.6)	(1.3)
Net (loss) income before cumulative effect of change in accounting principle	34.2	24.0	(4.3)	38.1
Cumulative effect of change in accounting principle, net of tax (Note 3)	—	—	0.9	—
Net (loss) income	$34.2	$24.0	$(3.4)	$38.1
(Loss) earnings per share (Note 16):
Basic (loss) earnings per share
Continuing operations	$0.31	$0.22	$(0.02)	$0.36
Discontinued operations	—	—	(0.01)	(0.01)
Cumulative effect of change in accounting principle	—	—	—	—
Net (loss) income	$0.31	$0.22	$(0.03)	$0.35
Weighted average number of shares (millions)	110.9	108.9	110.6	108.7
Diluted (loss) earnings per share
Continuing operations	$0.31	$0.22	$(0.02)	$0.35
Discontinued operations	—	—	(0.01)	(0.01)
Cumulative effect of change in accounting principle	—	—	—	—
Net (loss) income	$0.31	$0.22	$(0.03)	$0.34
Weighted average number of shares (millions)	111.7	110.7	110.6	110.5
Net (loss) income	$34.2	$24.0	$(3.4)	$38.1
Foreign currency translation	6.5	(2.2)	44.4	(67.1)
Decrease (increase) in additional minimum pension liability due to:
Remeasurement adjustments (Note 7)	6.9	(20.2)	71.6	(20.2)
Foreign currency translation	(1.1)	0.9	(2.9)	4.6
Other, net including hedging activities	5.8	—	(21.8)	—
Comprehensive income (loss)	$52.3	$2.5	$87.9	$(44.6)
See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)	(Unaudited)
	September 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$123.9	$77.3
Accounts receivable, net (Note 10)	335.5	289.7
Inventories (Note 10)	208.9	179.6
Deferred income taxes	83.3	39.3
FiberVisions assets held for sale (Note 4)	—	202.7
Current assets of discontinued operations (Note 17)	0.7	6.7
Other current assets	43.4	48.1
Total current assets	795.7	843.4
Property, plant, and equipment, net (Note 10)	564.9	535.4
Intangible assets, net (Note 5)	144.8	142.8
Goodwill (Note 5)	480.2	441.0
Deferred income taxes	172.4	240.4
Asbestos-related assets (Note 9)	97.3	120.7
Deferred charges and other assets	288.9	245.1
Total assets	$2,544.2	$2,568.8

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$186.0	$172.9
FiberVisions liabilities held for sale (Note 4)	—	66.6
Asbestos-related liabilities (Note 9)	36.4	36.4
Current debt obligations (Note 6)	20.5	16.7
Vertac litigation liability (Note 9)	122.0	—
Accrued expenses	242.8	217.0
Current liabilities of discontinued operations (Note 17)	0.5	2.8
Total current liabilities	608.2	512.4
Long-term debt (Note 6)	986.1	1,092.3
Deferred income taxes	79.7	75.8
Pension obligations	215.5	323.4
Other postretirement benefit obligations	54.3	65.5
Deferred credits and other liabilities	293.5	289.4
Asbestos-related liabilities (Note 9)	216.8	233.6
Total liabilities	2,454.1	2,592.4

Commitments and contingencies (Note 9)	—	—
Minority interests	13.1	1.1
Stockholders’ equity (deficit)
Series preferred stock	—	—
Common stock, $25/48 par value (shares issued at both 2006 and 2005 - 160.0 million)	83.3	83.3
Additional paid-in capital	507.9	548.9
Unearned compensation	(43.6)	(65.7)
Accumulated other comprehensive losses	(296.3)	(387.6)
Retained earnings	1,491.9	1,495.4
	1,743.2	1,674.3
Reacquired stock, at cost (2006 - 46.4 million shares; 2005 - 47.2 million shares)	1,666.2	1,699.0
Total stockholders’ equity (deficit)	77.0	(24.7)
Total liabilities and stockholders’ equity (deficit)	$2,544.2	$2,568.8

                                                           See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)	(Unaudited)
	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net (loss) income	$(3.4)	$38.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	54.1	59.6
Amortization	17.6	19.0
Deferred income tax provision	(20.7)	9.4
Gain on disposals	(0.9)	(11.3)
Impairment charges	—	0.5
Write-off of debt issuance costs	1.5	1.7
Loss on sale of 51% interest in FiberVisions	10.7	—
Minority interests in earnings of consolidated subsidiaries	0.8	0.9
Other non-cash charges and credits, net	5.4	6.5
Accruals and deferrals of cash receipts and payments (net of acquisitions and dispositions):
Accounts receivable, net	(30.9)	(7.4)
Inventories	(9.2)	(11.4)
Asbestos-related assets and liabilities, net	9.5	17.8
Other current assets	8.4	(1.8)
Accounts payable and accrued expenses	119.2	9.5
Income taxes payable	(13.2)	(30.1)
Pension and postretirement benefit obligations	(11.2)	(23.4)
Non-current assets and liabilities	(22.8)	(1.8)
FiberVisions net assets held for sale	(7.9)	—
Net cash provided by operating activities	107.0	75.8

Cash Flows from Investing Activities:
Capital expenditures	(49.2)	(45.7)
Proceeds from sale of 51% interest in FiberVisions, net of transaction costs	25.1	—
Acquisition of the net assets of Benchmark Polymer Products, L.P and investment in Benchmark Performance Group.	(22.7)	—
Investment in Hercules Tianpu Chemicals Company Limited, net of cash recognized upon consolidation	(3.4)	—
Proceeds of fixed asset disposals	1.2	15.6
Other, net	(0.5)	—
Net cash used in investing activities	(49.5)	(30.1)

Cash Flows from Financing Activities:
Long-term debt issued by FiberVisions, net of issuance costs	83.7	—
Long-term debt proceeds	13.7	—
Long-term debt payments	(123.7)	(100.5)
Change in short-term debt	6.5	2.5
Proceeds from the exercise of stock options	6.6	2.4
Other, net	0.6	(0.3)
Net cash used in financing activities	(12.6)	(95.9)
Effect of exchange rate changes on cash	1.7	(3.1)
Net increase (decrease) in cash and cash equivalents	46.6	(53.3)
Cash and cash equivalents - beginning of period	77.3	126.5
Cash and cash equivalents - end of period	$123.9	$73.2

See accompanying notes to consolidated financial statements

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$47.2	$59.1
Income taxes, net of refunds received	28.8	17.9
Non-cash investing and financing activities:
De-consolidation of debt issued by FiberVisions	90.0	—
De-consolidation of FiberVisions capitalized debt issuance costs	(6.3)	—
Incentive and other employee benefit stock plan issuances	12.4	12.0

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share amounts)
(Unaudited)

1. Basis of Presentation

The interim consolidated financial statements and the notes to the consolidated financial statements of Hercules Incorporated (“Hercules” or the “Company”) are unaudited as of and for the three and nine months ended September 30, 2006 and 2005, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of Hercules’ financial position and results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules’ Annual Report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, the Company realigned its reporting segments. Previously, the Company operated through the Performance Products (Pulp and Paper and Aqualon) and Engineered Materials and Additives (FiberVisions and Pinova) segments. The Company’s new reporting structure includes three segments: (1) Paper Technologies and Ventures (“PTV”), (2) the Aqualon Group and (3) FiberVisions. The Company’s Pinova business has been integrated into the Aqualon Group. In addition, the Company’s terpenes specialties business, which was previously a business unit of Pinova, has been classified as a discontinued operation effective January 1, 2006. As discussed further in Note 17, the Consolidated Financial Statements have been reclassified to accommodate the reporting of this business as a discontinued operation. FiberVisions will remain as a stand-alone segment for historical reporting purposes.

Effective April 1, 2006, the Company has consolidated the financial statements of its joint venture, Hercules Tianpu Chemicals Company Limited (“Hercules Tianpu”), in which a 40% interest is maintained (see Note 11). The joint venture is a manufacturer of methylcellulose and is included in the Aqualon Group.

For the quarter ended March 31, 2006, FiberVisions' results of operations have been consolidated into the Company’s Statement of Operations. As a result of the sale of the Company’s 51% interest (see Note 4), FiberVisions is being treated as an equity investment and the Company includes its proportionate share of earnings and losses using the equity method of accounting for periods beginning April 1, 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company continues to evaluate the impact of FIN 48 which is to be adopted effective January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). While SFAS 157 formally defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is required to be adopted effective January 1, 2008 and the Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through Other comprehensive income. The funded status of a plan is measured as the difference between plan assets at fair value and the benefit obligation, which is represented by the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans. SFAS 158 requires the recognition, as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost in accordance with existing accounting principles. Amounts required to be recognized in accumulated other comprehensive income, including gains and losses and prior service costs or credits are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of existing accounting principles. In addition, SFAS 158 requires plan assets and obligations to be measured as of the date of the employer’s year-end statement of financial position as well as the disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year from the delayed recognition of the gains or losses and prior service costs or credits.

The Company is required to adopt those provisions of SFAS 158 attributable to the initial recognition of the funded status of the benefit plans and disclosure provisions as of December 31, 2006. Those provisions of SFAS 158 applicable to the amortization of gains or losses and prior service costs or credits from accumulated other comprehensive income to the net periodic benefit cost are required to be applied on a prospective basis effective January 1, 2007. At this time, the Company estimates that the impact of adopting SFAS 158 on its U.S. defined benefit pension and postretirement benefit plans will result in a decrease to stockholders’ equity in the range of approximately $100 million on an after-tax basis. However, this estimate is subject to change based on plan asset performance and changes in the discount rate during the remainder of 2006. The Company is still in the process of evaluating the impact of SFAS 158 on its non-U.S. defined benefit pension and postretirement benefit plans. The Company’s plans are currently in compliance with the requirement to be measured as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of SFAS 158 will have any impact on compliance with its financial covenants associated with its credit and indenture agreements.

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

The Company has in the past and continues to provide for the grant of stock options and the award of restricted common stock and other market-based units to key employees and non-employee directors under the following plans: (1) Hercules Incorporated Long Term Incentive Compensation Plan (“LTICP”), (2) Management Incentive Compensation Plan (“MICP”), and (3) Hercules Incorporated Omnibus Equity Compensation Plan for Non-Employee Directors (“Omnibus Plan”) (collectively, the “Plans”). As of September 30, 2006, 7,858,250 shares were available for grant under the Company’s incentive compensation plans as stock awards or stock option awards. Stock awards are limited to approximately 15% of the total authorizations. A summary of the valuation and accounting for share-based awards granted under the plans is described in further detail below.

The compensation cost attributable to the Plans during the three and nine months ended September 30, 2006 was $1.5 million and $4.4 million, respectively, and was recognized as a component of Selling, general and administrative expenses. The total income tax benefit recognized in the Statement of Operations for share-based compensation arrangements was $0.5 million and $1.5 million, for the three and nine months ended September 30, 2006, respectively. In connection with the transition to SFAS 123R, the Company has determined that it will begin to account for the income tax effects of share-based compensation with a pool of windfall tax benefits (the “pool”) set at zero upon the effective date. In addition, the Company recognized $0.4 million and $1.0 million of tax benefits in Additional paid-in capital resulting from the exercise of stock options and vesting of restricted stock during the three and nine months ended September 30, 2006, respectively.

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

The Company issues shares from treasury stock upon the exercise of stock options and the grant of restricted stock awards. During the nine months ended September 30, 2006, the Company issued 1,136,265 shares of stock from treasury, of which 566,817 were attributable to the exercise of stock options and 569,448 were attributable to the grant of restricted stock awards. In addition, 117,719 shares were returned to treasury stock as a result of forfeitures of restricted stock awards. Cash received from the exercise of stock options for the nine months ended September 30, 2006 was $6.6 million.

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

The fair value of option awards granted during 2006 is estimated on the date of grant using the Black-Scholes option pricing model and the weighted-average assumptions in the following table:

Expected volatility	30.10%
Expected dividend yield	0%
Expected life (in years)	6.0
Risk free interest rate	4.60%

A summary of option activity under the Plans as of September 30, 2006 and changes during the nine months then ended is presented as follows:
	Regular		Performance Accelerated
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted-Average Price
Outstanding at January 1, 2006	8,382,012	$21.31	1,342,115	$43.49
Granted	478,704	12.25	—	—
Exercised	(566,817)	11.72	—	—
Forfeited	(743,435)	32.72	(417,150)	49.13
Outstanding at September 30, 2006	7,550,464	$20.33	924,965	$40.94
Exercisable at September 30, 2006	6,935,996	$21.02	—	$—

The weighted-average grant date fair value of options issued during the nine months ended September 30, 2006 was $4.61 per option. These options vest over a period of three years with 40% vesting in each of the first two years and 20% in the third year. Accordingly, the Company amortizes compensation cost using the graded vesting method. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $2.1 million. As of September 30, 2006, there was $2.0 million of unrecognized compensation cost related to stock options granted under the Plans. That cost is expected to be recognized over a remaining weighted-average period of 2.2 years. The total fair value of option shares charged to compensation expense during the three and nine months ended September 30, 2006 was $0.6 million and $1.6 million, respectively.

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

A summary of restricted stock award activity under the Plans as of September 30, 2006 and changes during the nine months then ended is presented as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2006	2,096,565	$11.37
Granted	569,448	12.24
Vested	(410,913)	9.09
Forfeited	(117,719)	12.37
Converted	(76,490)	12.22
Outstanding at September 30, 2006	2,060,891	$11.98

The restricted stock awards granted during 2006 vest based on relative stock performance over a period of three to seven years from the date of grant. Vesting can be accelerated to as early as three years from the date of grant or delayed to seven years based upon share price fluctuation with a market-based benchmark. Currently, the 2006 awards are being amortized over a five year period. Restricted stock awards granted in periods prior to 2006 include awards which vest based on continuous service as well as those whose vesting can be accelerated upon the achievement of a market-based benchmark. The total number of restricted stock awards that are expected to vest is adjusted by estimated forfeiture rates. As of September 30, 2006, there was $13.6 million of unrecognized compensation cost related to restricted stock awards granted under the Plans. That cost is expected to be recognized over a remaining weighted-average period of 3.6 years. The total fair value of shares charged to compensation expense during the three and nine months ended September 30, 2006 was $0.9 million and $2.8 million, respectively.

Amortization of compensation cost for those awards issued prior to 2006 is based on a normal five-year vesting period. Consistent with prior periods, the Company will continue to amortize the cost of these awards based on this policy unless there is an acceleration or deceleration event or change in estimated forfeitures, upon which compensation cost will be adjusted accordingly.

The following table presents the pro forma effect on net income and earnings per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation on a retroactive basis to the three and nine months ended September 30, 2005.

	Three Months	Nine Months
Net income as reported	$24.0	$38.1
Add: Stock-based compensation expense recognized in reported results, net of tax	0.8	5.0
Deduct: Stock-based compensation expense determined under the fair value based method for all awards , net of tax	(0.8)	(5.6)
Pro forma net income	$24.0	$37.5
Earnings per share:
Basic - as reported	$0.22	$0.35
Basic - pro forma	$0.22	$0.35
Diluted - as reported	$0.22	$0.34
Diluted - pro forma	$0.22	$0.34

4.	Sale of Interest in FiberVisions Division

On March 31 2006, the Company completed the sale (the “transaction” or “FiberVisions Transaction”) of a 51% interest in FiberVisions Delaware Corporation (formerly FiberVisions L.L.C. or “FiberVisions” and, prior to the sale, a wholly-owned subsidiary) to SPG/FV Investor LLC (“SPG”), an affiliate of SPG Partners, LLC, a New York-based private equity firm. In connection with the transaction, FiberVisions issued long-term debt in the amount of $90.0 million and simultaneously completed a distribution of $82.0 million to the Company and its wholly-owned subsidiary, WSP Inc. (“WSP”) in proportion to their respective ownership interests. In connection with the debt issuance, FiberVisions incurred $6.3 million in issuance costs. Immediately thereafter, the Company received $27.0 million from SPG in exchange for its 51% interest. Through the nine months ended September 30, 2006, the Company has paid approximately $1.9 million of costs attributable to the transaction. WSP will retain its 49% interest in FiberVisions. The contribution agreement (“Agreement”) provides SPG with an option to purchase an additional 14% interest in FiberVisions from WSP for $7.4 million within one year. The option may be exercised by SPG anytime during the period beginning on January 1, 2007 and expiring on January 31, 2007. The option was initially recorded at its estimated fair value of $0.7 million at the closing of the transaction and is included in the caption Accrued expenses on the Consolidated Balance Sheet as of September 30, 2006. The option is being marked-to-market on a periodic basis until exercise or expiration with any resulting gain or loss recognized as an adjustment to the loss on the transaction. From the date of the transaction through September 30, 2006, the mark-to-market adjustment attributable to the change in value of the option resulted in a decrease to the loss on the transaction by $0.3 million.

The Agreement also provides for the receipt of additional payments should FiberVisions meet certain defined performance measures in 2006 and/or 2007. Conversely, should FiberVisions’ performance fall below certain defined performance measures during either year, the Company will be required to provide additional contributions to FiberVisions with a maximum commitment of $4.5 million for 2006 and $1.2 million for 2007. The exposure for additional contributions is thereby limited to a maximum of $5.7 million. Based on FiberVisions’ actual performance through September 30, 2006, the Company has accrued the maximum 2006 commitment of $4.5 million, which was paid during October 2006.

As a result of the closing and certain post-closing adjustments, including the performance-based contributions and option valuation noted above, the Company has recognized a $10.7 million loss on the transaction which is included as a component of Other expense, net for the nine months ended September 30, 2006. The loss also reflects final adjustments to the Company’s investment partially offset by a benefit of $2.6 million attributable to the removal of the currency translation adjustment associated with the disposed portion of the Company’s investment in FiberVisions and a $3.5 million curtailment benefit, net of special termination benefits, associated with FiberVisions’ domestic employees that will no longer accrue service benefits under the Company’s pension and postretirement benefit plans. In connection with the transaction the Company assumed certain obligations and provided certain indemnifications with respect to FiberVisions upon the date of closing. These included: $7.6 million for income taxes attributable to the aforementioned distribution, $1.6 million for restructuring and severance liabilities and $1.2 million for the indemnification of one of FiberVisions’ European pension plans. In addition, the Company settled substantially all of FiberVisions third party debt obligations prior to closing resulting in principal payments of approximately $6.8 million.

The Company’s remaining investment in FiberVisions, as represented by the 49% interest held by WSP, is included in the caption Deferred charges and other assets on the Consolidated Balance Sheet as of September 30, 2006 for approximately $23.7 million, which represents its fair value based on the terms of the transaction adjusted for equity losses during the six months ended September 30, 2006.

The results of operations and cash flows for FiberVisions for the three months ended March 31, 2006 are included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows, respectively, as it was wholly-owned by the Company during that period. Effective April 1, 2006, the Company began recording its equity in the earnings of FiberVisions based on its 49% ownership interest. The Company’s share of FiberVisions net loss for the six months ended September 30, 2006 was approximately $2.2 million.

5.	Goodwill and Other Intangible Assets

In connection with the Company’s acquisition of the net assets of Benchmark Polymer Products, L.P. (“Benchmark”) in January 2006, the Company recognized $16.9 million of goodwill. The following table shows changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2006:

	Paper Technology and Ventures	Aqualon Group	Total
Balance, December 31, 2005	$402.6	$38.4	$441.0
Acquisition	—	16.9	16.9
Foreign currency translation	21.6	0.7	22.3

Balance, September 30, 2006	$424.2	$56.0	$480.2

As a result of the consolidation of Hercules Tianpu (see Note 11), the Company recognized approximately $3.5 million of other intangible assets related to land use rights effective April 1, 2006. In addition and in connection with the Company’s acquisition of the net assets of Benchmark, the Company recognized a $3.7 million intangible asset related to a 5 year supply agreement. The following table provides information regarding the Company’s other intangible assets with finite lives:

	Customer Relationships	Trademarks and Tradenames	Other Intangibles	Total

Gross carrying amount

Balance, December 31, 2005	$90.0	$73.9	$24.8	$188.7
Balance, September 30, 2006	90.0	73.9	32.1	196.0

Accumulated amortization

Balance, December 31, 2005	$16.4	$13.5	$16.0	$45.9
Balance, September 30, 2006	18.0	15.0	18.2	51.2

Total amortization expense for Other intangible assets was $1.8 million and $2.0 million for the three months ended September 30, 2006 and 2005, respectively, and was $5.4 million and $6.0 million for the nine months ended September 30, 2006 and 2005, respectively. Estimated amortization expense is $7.2 million for 2006, $7.1 million for 2007, $6.8 million for 2008, $5.5 million for 2009, $5.3 million for 2010 and $4.4 million for 2011.

6. Debt

A summary of debt follows:
	September 30, 2006	December 31, 2005
Term B Loan due 2010	$390.0	$393.0
6.6% notes due 2027	100.0	100.0
Term notes at various rates from 5.00% to 7.16%	—	6.8
11.125% senior notes due 2007	16.1	130.0
6.75% senior subordinated notes due 2029	250.0	250.0
8% convertible subordinated debentures due 2010	2.6	2.6
6.5% junior subordinated deferrable interest debentures due 2029	217.7	217.0
Other	30.2	9.6
	1,006.6	1,109.0
Less: Current debt obligations	20.5	16.7
Long-term debt	$986.1	$1,092.3

As of September 30, 2006 the weighted-average interest rate on the Term B Loan, which bears interest at LIBOR + 1.50%, was 7.0%.

As of September 30, 2006, $44.3 million of the $150.0 million Revolving Facility under the Company’s Senior Credit Facility was available for use. The Company had $105.7 million of outstanding letters of credit associated with the Revolving Facility at September 30, 2006. As of September 30, 2006, the Company had $31.8 million of foreign lines of credit available and unused.

The Company’s Senior Credit Facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio (“leverage ratio”) and an interest coverage ratio and established limitations on the permitted amount of capital expenditures.

7. Pension and Other Postretirement Benefits

The following table sets forth the consolidated net periodic pension and other postretirement benefit costs that are attributable to the Company’s global pension and postretirement benefit plans as recognized for the three and nine months ended September 30, 2006 and 2005:
	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net periodic benefit cost:
Service cost	$2.8	$4.5	$11.6	$14.4
Interest cost	23.7	25.0	73.6	75.8
Expected return on plan assets	(27.2)	(28.5)	(83.6)	(87.1)
Amortization and deferrals	(0.4)	0.5	(1.4)	1.6
Actuarial losses recognized	10.4	10.0	32.9	29.6
	$9.3	$11.5	$33.1	$34.3

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net periodic benefit cost:
Service cost	$0.1	$0.2	$0.4	$0.6
Interest cost	2.3	3.1	6.6	8.3
Amortization and deferrals	(1.9)	(2.5)	(5.9)	(6.7)
Actuarial losses recognized	2.2	1.5	5.8	4.1
	$2.7	$2.3	$6.9	$6.3

Total contributions made to the Company’s plans during 2006 are $35.0 million, including $30.0 million in voluntary contributions attributable to the U.S. defined benefit plan.

Primarily as a result of the curtailment of pension and postretirement benefits attributable to FiberVisions employees (see Note 4), the Company re-measured its liabilities under the plans effective March 31, 2006. As a result, the Company recorded a decrease to its long-term pension obligation in the amount of $99.6 million and reduced the additional minimum pension liability recorded in Accumulated other comprehensive losses by $64.7 million net of taxes of $34.9 million. Accordingly, deferred tax assets were also reduced by $34.9 million.

During the three months ended September 30, 2006, the Company received the final valuation report for its qualified and non-qualified pension plans as of January 1, 2006 with consideration to the FiberVisions transaction that took place during the three months ended March 31, 2006. The final valuation report resulted in an additional decrease to the long-term pension obligation in the amount of $10.6 million and reduced the additional minimum pension liability recorded in Accumulated other comprehensive losses by another $6.9 million, net of taxes of $3.7 million. Accordingly, deferred tax assets were also reduced by another $3.7 million.

8. Asset Retirement Obligations

The following table provides a reconciliation of the changes in the asset retirement obligations (“ARO”) during the period:

	Active Sites	Inactive Sites	Total
Balance, January 1, 2006	$10.2	$80.1	$90.3
Accretion	0.5	1.2	1.7
Settlement payments	(3.1)	(8.9)	(12.0)
Changes in estimated obligations	(0.1)	0.3	0.2
Foreign currency translation	0.1	0.3	0.4

Balance, September 30, 2006	$7.6	$73.0	$80.6

9. Commitments and Contingencies

Guarantees

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), disclosure about each group of guarantees is provided below:

Indemnifications

In connection with the sale of Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sale transactions and business activities prior to the ultimate closing of the sale.  The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend, and/or indemnify the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions and limitations.  The carrying amount recorded for indemnifications as of September 30, 2006 was $41.2 million.

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

Debt Obligations

The Company has directly guaranteed $45.4 million of various obligations under agreements with third parties related to subsidiaries and affiliates of which $25.4 million was outstanding at September 30, 2006.  The outstanding balance reflects guarantees of $2.8 million related to the debt of Shanghai Hercules Chemical that expires this year, $4.3 million related to a foreign-based pension plan with an indefinite term, $0.8 million related to the debt of Hercules Trading (Shanghai), $12.2 million related to Hercules Tianpu, $2.8 million related to the debt of Hercules Asia, $0.5 million related to vendor payables at Hercules International GmbH and $2.0 million related to the debt obligations of previously disposed operations that expires in 2007.  In addition to the aforementioned $4.3 million guarantee, the Company has provided approximately $2.7 million in collateral through a mortgage security related to the pension plan liability.  Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.

Intercompany Guarantees

The Company and its subsidiaries have authorized intercompany guarantees between and among themselves, which aggregate approximately $184.8 million of which $173.4 million was outstanding at September 30, 2006.  These guarantees relate to intercompany loans used to facilitate normal business operations and have been eliminated from the Company’s Consolidated Financial Statements.

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

By Memorandum Opinion and Order dated March 30, 2005, the District Court largely affirmed its prior findings and prior judgment against the Company and Uniroyal and the prior allocation with respect to the Company and Uniroyal, although the District Court did agree that the Company should not be liable for costs associated with a particular off-site landfill, and held that the judgment should be reduced accordingly. By Order dated June 6, 2005, the District Court entered a Final Judgment in favor of the United States and against the Company for $119.3 million, of which amount Uniroyal has been held jointly and severally liable for $110.4 million, with the Company alone liable for the difference. The Final Judgment also provided that both the Company and Uniroyal are responsible for any additional response costs incurred or to be incurred by the United States after June 1, 1998, as well as post-judgment interest running from the date of the Final Judgment. In addition, the District Court re-affirmed its prior allocation holding which allocated 2.6% of the $110.4 million in response costs for which Uniroyal is jointly and severally liable, or $2.9 million, to Uniroyal. Finally, the Final Judgment found Uniroyal liable to the Company for 2.6% of the response costs incurred by the Company of approximately $27.4 million, or $0.7 million. Both the Company and Uniroyal appealed the Final Judgment to the Court of Appeals, asserting that the District Court had committed reversible error. As a result of some of the findings set forth by the District Court in its March 30, 2005 opinion, however, the Company determined that it had a probable and reasonably estimable liability of $14.8 million plus interest and established an accrual in that amount as of March 31, 2005.

On July 13, 2006, a panel of the Court of Appeals affirmed the Final Judgment of the District Court. The Company requested that the panel’s determination be reviewed en banc, but that request was denied by Order dated September 19, 2006. The Company intends to seek review by the United States Supreme Court. While the Company continues to believe that the Final Judgment should be reversed, the Supreme Court agrees to review very few matters, and it is therefore probable that the Company will not be successful in having the Supreme Court agree to review the July 13, 2006 decision which affirmed the Final Judgment. Accordingly, the Company has accrued its total net liability of $122.0 million, including interest (an amount which does not include those amounts for which Uniroyal has been held liable), based on the Final Judgment, which is recorded as a current liability at September 30, 2006. The Company will continue to accrue interest on this amount until such time as the Final Judgment is either reversed or is paid. If the Company is ultimately required to pay such amount to the United States, an event which could occur in 2007 or thereafter, the payment of such amount could have a material adverse effect upon the Company’s cash flows in such annual, quarterly or other period.

Alleghany Ballistics Laboratory

The Alleghany Ballistics Laboratory (“ABL”) is a government-owned facility which was operated by the Company from 1945 to 1995 under contract with the United States Department of the Navy. The Navy and the Company have commenced discussions with respect to certain environmental liabilities which, the Navy alleges, are attributable to the Company’s past operations at ABL. During the course of discussions, the Navy has stated that, pursuant to CERCLA, it has spent and anticipates spending in the future a total of approximately $76 million. The Company has conducted an investigation of the Navy’s allegations, including the basis of the Navy’s claims, and believes the contracts with the government pursuant to which the Company operated ABL may provide the Company with a defense from some or all of the amounts sought. The Company has exchanged information with the Navy and discussions with the Navy are continuing. At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported below.

Kim Stan Landfill

The Company is one of a limited number of industrial companies that have been identified by the EPA as a PRP at the Kim Stan Landfill, near Covington, Virginia. The EPA is seeking to have the PRPs undertake the remediation of the site at a currently estimated cost of $12.0 million (including EPA oversight charges). Based on the investigation conducted to date, the Company believes that parties not named by the EPA as PRPs may be responsible for the majority of the costs that have been and will be incurred at the site and intends to seek contribution from those parties to the extent it is required to pay any monies in connection with the site. As a result of that investigation, the Company believes that it has defenses that would substantially reduce its exposure and thus is not able to determine its exposure with respect to this site. The Company and two other PRPs are in negotiations with EPA in an attempt to resolve this matter in an equitable manner. At this time, however, the Company cannot reasonably estimate its liability with respect to this site and, accordingly, has not included this site in the range of its environmental liabilities reported below.

Clean Air Act Notice of Violation

On December 23, 2005, EPA Region III issued a Notice of Violation to the Company and to Eastman Company (Eastman) that alleges various violations of the Clean Air Act, primarily focused on the Act’s requirements governing emissions of volatile organic compounds, at a manufacturing facility located in West Elizabeth, PA. (In the Matter of Eastman Company and Hercules Incorporated, EPA Region III, Docket No. CAA-III-06-011.) That facility was sold to Eastman as part of the Company's divestiture of its Resins business in May 2001. EPA has not specifically made a demand for monetary penalties upon the Company and Eastman. The Company is investigating the allegations set forth in the Notice of Violation, as well as any indemnification obligations that it may owe to Eastman pursuant to the terms of the May 2001 purchase and sale agreement. At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to this matter and, accordingly, has not included this site in the range of its environmental liabilities reported below.

Range of Exposure

The reasonably possible share of costs for environmental matters involving current and former operating sites, including those with identified asset retirement obligations (see Note 8), the Vertac site and other locations where the Company may have a known liability, is approximately $205 million as of September 30, 2006. This accrued liability is evaluated quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The actual costs for these matters will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 or more years.  While it is not feasible to predict the outcome of all pending environmental matters, the ultimate resolution of one or more of these environmental matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

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

As of September 30, 2006, there were approximately 30,125 unresolved claims, of which approximately 995 were premises claims and the rest were products claims.  There were also approximately 2,200 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  In addition, as of September 30, 2006, there were approximately 565 claims which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.

Between January 1, 2006 and September 30, 2006, the Company received approximately 2,235 new claims. During that same period, the Company spent approximately $22.9 million on these matters, including $16.8 million in settlement payments and approximately $6.1 million for defense costs.

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

Effective August 23, 2004, the Company entered into a comprehensive confidential settlement agreement with respect to those insurance policies issued by certain underwriters at Lloyd’s, London, and reinsured by Equitas Limited and related entities (“Equitas”) (the “First Settlement Agreement”).  As part of that settlement, Equitas paid $30.0 million to the Company and placed $67.0 million into a trust set up to reimburse the Company for a portion of the costs incurred by the Company to defend and resolve certain asbestos claims, subject to certain monthly monetary limitations.  In exchange, the Company released the underwriters from past, present and future claims under those policies, agreed to the cancellation of those policies, and agreed to indemnify the underwriters from any claims asserted under those policies. In addition, the Company agreed that if federal asbestos reform legislation is enacted into law on or prior to January 3, 2007, the Company will be required to return any funds remaining in the trust to Equitas should certain criteria be met.  If such legislation is not enacted by that date, any funds remaining in the trust will be available to the Company to pay asbestos-related liabilities or to use for other corporate purposes. The Company has and continues to reimburse itself from the trust for a portion of the monies spent to defend and resolve certain asbestos claims. As of September 30, 2006, $44.4 million remains in the trust.

In addition, effective October 8, 2004, the Company entered into a comprehensive confidential settlement agreement with respect to certain insurance policies issued by various insurance companies operating in the London insurance market, and by one insurance company located in the United States (the “Second Settlement Agreement”).  Under the terms of the Second Settlement Agreement, the participating insurers agreed to place into trust over a four year period commencing in January 2005 and ending in 2008 monies which will ultimately total approximately $102.2 million.  In exchange, the Company released the insurers from past, present and future claims under those policies, agreed to the cancellation of those policies, and agreed to indemnify the insurers from any claims asserted under those policies. The trust funds have been and are continuing to be used to reimburse the Company for costs it incurs to resolve asbestos claims.  Any funds remaining in trust subsequent to December 31, 2008 may be used by the Company to pay both asbestos-related claims and non-asbestos related claims.  As of September 30, 2006, $68.5 million of the $102.2 million has been placed into the trust, of which $20.4 million remains in the trust.

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

In early 2003, the Company commissioned a study of its asbestos-related liabilities by a recognized expert at a major national university, who is a member of the American Academy of Actuaries with broad experience in estimating such liabilities.  Since that time, such study has been updated several times to take into account the then most current data concerning, among other factors, the Company’s claims and payment experience. In January 2006, the study was updated again and, as a result, the reasonably possible exposure for these matters as of December 31, 2005 was revised to a range of $270 million to $790 million, an increase from the previously established range.  Due to inherent uncertainties in estimating the timing and amounts of future payments, the foregoing range does not include the effects of inflation and has not been discounted for the time value of money.  In addition, the range of financial exposures set forth above does not include estimates for future legal costs. It is the Company’s policy to expense these legal costs as incurred.  As stated above, the Company presently believes that the majority of this range of financial exposures will ultimately be funded by the settlements which it has made with the Company’s insurers.  Cash payments related to this exposure are expected to be made over an extended number of years and actual payments, when made, could be for amounts in excess of the range due to potential future changes in estimates as well as the effects of inflation.

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

The following table presents the beginning and ending balances and balance sheet activity for the Company’s asbestos-related accounts for the nine months ended September 30, 2006.

	Balance January 1, 2006	Interest Income/ Additional Accruals	Insurance Recovered/ Liabilities Settled	Accretion/ Reclassifi- cation	Balance September 30, 2006
Asbestos-related assets:
Insurance receivable	$65.2	$—	$(33.3)	$0.6	$32.5
Restricted cash in trust (1)	55.5	2.3	7.0	—	64.8
Asbestos-related assets, non-current	$120.7	$2.3	$(26.3)	$0.6	$97.3
Asbestos-related liabilities:
Asbestos-related liabilities, current	$36.4	$—	$—	$—	$36.4
Asbestos-related liabilities, non- current	233.6	—	(16.8)	—	216.8
Total asbestos-related liabilities	$270.0	$—	$(16.8)	$—	$253.2

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

Of note, in April, May and June 2005, respectively, Georgia, Texas and Florida passed legislation aimed at reforming the way that civil asbestos litigation is handled in the courts of those states.  In general, such legislation establishes medical criteria which define whether a claimant has a physical impairment allegedly caused by exposure to asbestos, and defers the claims of those claimants who have no or minimal physical impairment, while allowing the claims of claimants who have an alleged physical impairment to proceed. While it is too early to tell what impact these legislative enactments will have or whether or to what extent these legislative enactments will survive any legal challenges to their constitutionality or applicability, the Company is optimistic that, over time, the net effect of these legislative enactments will be beneficial, although there can be no assurance that the effect of such laws will be beneficial. Of the state legislative reforms that have passed to date, the Texas legislation appears to have the most potential significance to the Company because of the number of claims historically filed and currently pending in Texas and the amount of money spent to date to defend and resolve claims filed in Texas. The Texas legislation, which became effective on September 1, 2005, largely applies to claims pending as of or filed after December 1, 2005. In addition to the medical criteria described above, the Texas legislation also prevents the “bundling” of groups of claims. While the Company is optimistic that, over time, the net effect of the Texas legislation will be beneficial, there can be no assurance that the legislation will have such effect. The Company continues to closely follow the federal legislative developments in the United States Senate as efforts to develop a comprehensive national solution to the asbestos litigation problem proceed. Should the current proposed version of the Fairness in Asbestos Injury Resolution Act (also referred to as the FAIR Act) become law, an event that does not presently appear likely, civil litigation of asbestos bodily injury lawsuits in state and federal courts would end or abate and would be replaced by a national trust fund. While the Company believes that the current version of the FAIR Act, if enacted into law, would be beneficial, there can be no assurance that the effect of such legislation would be beneficial, nor can there be any assurance that such proposed legislation will be enacted into law.

Composite Products Antitrust and Qui Tam Matters

Commencing in 1999, the Company was one of several companies sued in a series of civil antitrust and related lawsuits concerning the pricing and sale of carbon fiber and carbon prepreg products (together referred to as “carbon fiber products”). These products were manufactured and sold by the Company’s former Composite Products division, which division was sold to Hexcel Corporation in 1996. These lawsuits encompassed the following: (a) a federal class action brought on behalf of direct purchasers of carbon fiber products captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California; (b) a total of nine California state purported class actions brought on behalf of indirect purchasers of carbon fiber products, all consolidated under the caption Carbon Fiber Cases I, II, and III, Judicial Council Coordination Proceeding Nos. 4212, 4216 and 4222, Superior Court of California, County of San Francisco; (c) a Massachusetts state purported class action brought on behalf of indirect purchasers of carbon fiber products captioned Saul M. Ostroff, et al. v. Newport Adhesives, et al., Civil Action No. 02-2385, Superior Court of Middlesex County; and (d) a lawsuit brought by Horizon Sports Technologies, a company that had “opted out” of the federal class action lawsuit referred to above and captioned Horizon Sports Technologies, Inc. v. Newport Adhesives and Composites, Inc., et al., Case No. CV02-8126 FMC (RNEX), U.S. District Court, Central District of California, Western Division.  In addition, the Company and the other defendants in the foregoing lawsuits were sued in a related “Qui Tam” action captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al., (Civil Action No. 99 CV 1557 JM JAH), which lawsuit was originally filed under seal in 1999 pursuant to the False Claims Act, 31 U.S.C. Section 729 et seq. Throughout 2005, the Company entered into agreements to resolve each of the foregoing lawsuits, and the results of such settlements have been reflected in the Company’s financial statements. At this time, all of the forgoing lawsuits have been resolved, and all payments have been made, without any admission of liability. Each of the settlements was entered into by the Company in order to avoid the risks, uncertainties and costs inherent in litigation. In addition to the foregoing, two of the Company’s former customers have “opted-out” of the Federal and California state class actions referred to above, and the Company anticipates that this will result in additional claims by such customers.

In December 2004, the Company filed a lawsuit against Hexcel Corporation (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, Index No. 04/604098) seeking indemnification for the settlements described above.  The lawsuit against Hexcel is based on the terms of the purchase and sale agreement by which the Company sold to Hexcel its Composite Products division in 1996.  In response, Hexcel Corporation has denied liability and has filed a counter-claim also seeking indemnification.  That lawsuit is proceeding through discovery and motion practice.

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

In addition, in 1999, approximately 17,200 Korean veterans of the Vietnam War filed suit in the 13th Civil Department of the District Court in Seoul, Korea, against The Dow Chemical Company (“Dow”) and Monsanto Company (“Monsanto”) for their alleged injuries from exposure to Agent Orange. These lawsuits were filed under various captions, including Dong Jin Kim and 9 others, 99 Gahap 84123, Il Joo La and 9 others, 99 Gahap 84147, and Dae Jin Jang, 99 Gahap 84130. Following the commencement of those lawsuits, Dow and Monsanto petitioned the court to issue Notices of Pendency to each of the non-defendant manufacturers of Agent Orange, including the Company, in an attempt to bind those companies to factual and legal findings which may be made in the Korean courts if Dow and Monsanto are held liable to plaintiffs and sue those companies for contribution. Thereafter, the Company was served with such notices through diplomatic channels. In 2002, the District Court dismissed the plaintiffs' claims, and the plaintiffs appealed. It has been reported that on January 26, 2006, the intermediate appellate court in Seoul reversed the District Court and awarded damages of $65.2 million plus pre- and post-judgment interest to approximately 6,800 of the approximately 17,200 plaintiffs that filed these lawsuits. The Company has been informed that Dow and Monsanto have appealed. If Dow and Monsanto are not successful on appeal, it is possible that they might initiate an action seeking contribution from the non-defendant manufacturers of Agent Orange, including the Company. Further, if the intermediate appellate court’s decision is ultimately upheld, it is possible that new lawsuits could be brought in Korea against the Agent Orange manufacturers, including the Company, by other Korean veterans of the Vietnam War.

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

On May 7, 2004, Ciba Specialty Chemicals Corporation (“Ciba”) filed a Complaint against the Company and Cytec Industries, Inc. (“Cytec”) in the United States District Court for the District of Delaware alleging infringement of two patents owned by Ciba (Ciba Specialty Chemicals Corporation v. Hercules Incorporated and Cytec Industries, Inc., C.A. No. 04-293 (KAJ)). The two patents in question are U.S. Patent 5,167,766 (issued on December 1, 1992) entitled “Charged Organic Polymer Microbeads in Paper Making Process” and U.S. Patent 5,171,808 (issued on December 15, 1992) entitled “Cross-linked Anionic and Amphoteric Polymeric Microparticles.” The alleged conduct relates to the manufacture, use, sale and offer to sell of certain products of the Company’s Paper Technologies and Ventures division. Ciba sought to enjoin alleged continued infringement, obtain a judgment that the defendants have infringed the patents, and obtain an award of damages and reasonable attorney’s fees.  The Company has agreed to indemnify Cytec with respect to Ciba’s patent infringement charges.  In October 2005, the Court granted the Company’s motion for leave to file an Amended Answer and Counterclaims alleging, in relevant part, that Ciba’s patents are invalid and unenforceable, and seeking a declaratory judgment as to invalidity. Subsequently, all parties filed motions for summary judgment. On June 26, 2006, the Court issued a Memorandum Opinion in which the Court granted the Company’s and Cytec’s motions for summary judgment and denied Ciba’s motion for summary judgment. Subsequent to that date, the Company and Cytec dismissed their claims against Ciba without prejudice. On July 27, 2006, the Court entered Judgment in favor of the Company and Cytec and against Ciba. On August 25, 2006, Ciba filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit.

In June 2004, a purported class action captioned Charles Stepnowski v. Hercules Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules’ Vice President Human Resources, Civil Action No. 04-cv-2296, was filed in the United States District Court, Eastern District of Pennsylvania. The Stepnowski lawsuit seeks the payment of benefits under the Pension Plan of Hercules Incorporated (the “Plan”), and alleges violations of the Employee Retirement Income Security Act, 29 U.S.C. §1001 et seq. (“ERISA”).  Under the Plan, eligible retirees of the Company may opt to receive a single cash payment of 51% of the present value of their accrued benefit (with the remaining 49% payable as a monthly annuity).  In the Stepnowski lawsuit, it is alleged that the Company’s adoption in 2002 of a new interest rate assumption used to determine the 51% cash payment constitutes a breach of fiduciary duty and a violation of the anti-cutback requirements of ERISA, the Internal Revenue Code and the terms of the Plan, and that its communications to employees concerning the new interest rate assumption constitutes a breach of fiduciary duty. The Stepnowski lawsuit seeks the payment of additional benefits under ERISA (as well as costs and attorneys fees), seeks to compel the Company to use an interest rate assumption that is more favorable to eligible retirees, and seeks to establish a class comprised of all Plan participants who retired (or who will retire) on or after December 1, 2001.  By Memorandum and Order dated May 26, 2005, the Court denied without prejudice plaintiff’s motion for class certification and dismissed plaintiff’s anti-cutback claim, but allowed plaintiff’s claim for benefits and breach of fiduciary duty to proceed.  In December 2005, a virtually identical purported class action lawsuit was filed in the same Court in a matter captioned Samuel J. Webster, et al. v. Hercules, Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules’ Vice President Human Resources, Civil Action No. 05-6404. In January 2006, the Court consolidated the Stepnowski and Webster lawsuits for discovery and trial and set both cases for trial on March 27, 2006; that trial was then re-scheduled and then postponed indefinitely. In March 2006, the Court certified the Webster action as a class action. By Order dated April 20, 2006, the Court entered partial summary judgment in favor of plaintiffs, holding that while the interest range change did not violate the anti-cutback provisions of ERISA, such change did violate provisions of the Plan, and ordered the Company to recalculate the lump sum pension benefit owed to class members by using the prior interest rate assumption (the “PBGC” rate, which was the rate used prior to the change to the new interest rate, as referenced above) to calculate benefits accrued through December 31, 2001, and the new interest rate (the “30-Year Treasury Bill” rate) for all benefits accrued after December 31, 2001. That Order also required the Company to make certain payments to Mr. Stepnowski and Mr. Webster, with such payments representing the additional lump sum benefit payable as a result of the adjusted lump sum calculation described in the preceding sentence, plus interest. On October 4, 2006, the parties entered into a settlement in principle to resolve both the Stepnowski lawsuit and Webster class action lawsuit. The parties have agreed to keep the terms of the settlement in principle confidential until such time as the parties submit the settlement to the Court for approval. In a separate but partially related matter, on July 27, 2006, the U.S. Court of Appeals for the Third Circuit affirmed a prior ruling of the U.S. Tax Court and held that the above-described interest rate change made to the Plan by Hercules did not violate the Internal Revenue Code’s anti-cutback requirements (Charles P. Stepnowski v. Commissioner of Internal Revenue and Hercules Incorporated, Docket No. 03-08383).

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

Amounts Accrued for Non-Asbestos Litigation

During the period January 1, 2006 through September 30, 2006, the Company incurred charges totaling $8.8 million and paid $6.9 million, including defense costs with respect to non-asbestos and non-environmental litigation, including matters described above. The September 30, 2006 Consolidated Balance Sheet reflects a current liability of $5.4 million for non-asbestos and non-environmental related litigation matters, representing management’s best estimate of the probable and reasonably estimable losses for such matters. While it is not feasible to predict the outcome of all pending legal proceedings, it is reasonably possible that an exposure to loss exists in excess of the amounts accrued for these and other matters, and the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

10. Additional Balance Sheet and Statement of Operations Detail

	September 30, 2006	December 31, 2005
Accounts receivable, gross	$340.2	$293.7
Allowance for doubtful accounts	(4.7)	(4.0)
Accounts receivable, net	$335.5	$289.7

Inventories:
Finished goods	$114.1	$98.4
Raw materials and work-in-process	72.5	60.5
Supplies	22.3	20.7
	$208.9	$179.6

Property, plant and equipment:
Land	$16.4	$15.7
Buildings and equipment	1,668.9	1,608.5
Construction in progress	56.6	38.0
	1,741.9	1,662.2
Accumulated depreciation and amortization	(1,177.0)	(1,126.8)
Property, plant and equipment, net	$564.9	$535.4

Depreciation expense included in Cost of sales, Selling, general and administrative expenses and Other operating expense for the three months ended September 30, 2006 and 2005 was $17.2 million and $20.1 million, respectively. Depreciation expense for the nine months ended September 30, 2006 and 2005 was $54.1 million and $59.6 million, respectively. In connection with the acquisition of the net assets of Benchmark in January 2006, the Company recorded $6.0 million of fixed assets.

11. Consolidation of Variable Interest Entities

In accordance with the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised December 2003) (“FIN 46R”), the financial statements of the Company reflect the consolidation of Hercules Tianpu, which has been deemed a variable interest entity, effective April 1, 2006. As of September 30, 2006, the fair value of the assets in Hercules Tianpu was approximately $43.6 million and the fair value of the associated liabilities and non-controlling interest was approximately $35.4 million. There are no assets of the Company that serve as collateral for Hercules Tianpu. However, the Company has provided guarantees to certain financial institutions that have provided credit to Hercules Tianpu. With respect to the credit facility established to finance Hercules Tianpu’s planned capacity expansion and working capital needs, the Company has provided a guarantee of 55% of the total facility. As of September 30, 2006, the total amount outstanding under this facility was approximately $19.6 million of which $13.8 million was attributable to the capacity expansion project and the remaining $5.8 million was for working capital financing. In addition, Hercules Tianpu has a short term loan outstanding for $1.5 million for which the Company has provided a full guarantee.

The Company maintains a 40% ownership interest in Hercules Tianpu and Aqualon has the global marketing rights for the joint venture’s output and receives sales commissions as well as royalties for licensed technology. Hercules Tianpu’s operations began during the latter part of the first quarter of 2006 as the contribution of cash and manufacturing assets was completed. As of September 30, 2006, the Company’s total equity investment in Hercules Tianpu was $10.9 million.

12. Severance, Restructuring and Other Exit Costs

Consistent with long range plans to reposition the Company’s operations in order to capitalize on growth opportunities on both a regional as well as product and service offering basis, the Company executed a number of restructuring and rationalization programs designed to improve organizational efficiency in all key phases of operations including research and development, regional and functional management, global marketing, manufacturing, and corporate support during 2005. Actions associated with certain of these programs carried over into 2006 resulting in additional charges for severance benefits and other exit costs as well as accelerated depreciation of facilities during the periods prior to final shut-down and closure. During 2006, the Company initiated additional actions associated with the following: (1) the business segment realignment, (2) PTV’s production phase-out for products subject to an alliance agreement and (3) business process infrastructure realignment and outsourcing in an effort to reduce stranded corporate costs that remain subsequent to the FiberVisions transaction.

One of the programs initiated prior to 2006 was associated with realigning and consolidating the Company’s research and development efforts into regional centers. This program included the closure of the Company’s Jacksonville, Florida facility and relocation to the Wilmington, Delaware facility, which is in the process of a related expansion and facility upgrade.

The Company has terminated 48 employees from the Jacksonville facility. However, a number of those employees are required to continue to provide services through predetermined transition periods at the conclusion of which they will receive their severance and termination benefits. Accordingly, the Company continues to recognize those charges ratably since the 2005 communication date in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). In addition, 15 employees have relocated from Jacksonville to the Wilmington facility and other locations. For the nine months ended September 30, 2006, the Company has recognized $1.6 million attributable to severance charges and $1.4 million attributable to relocation and other exit costs associated with the Jacksonville facility and its employees in accordance with SFAS 146. In addition, the Company recorded accelerated depreciation charges for the Jacksonville facility in the amount of $0.4 million through the nine months ended September 30, 2006.

Also attributable to this program are charges related to the termination of 11 employees at the Wilmington facility in the amount of $0.9 million under the standard termination benefits program in accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112 or “standard termination benefits”) and accelerated depreciation charges of $0.7 million for certain assets prior to their demolition or reconfiguration in connection with the aforementioned expansion and upgrade project.

Another of the programs initiated during 2005 with a carryover impact into 2006 relates to the closure of the Company’s manufacturing facility in Pendlebury, United Kingdom. Production at this facility was terminated during the quarter ended March 31, 2006 and the Company has essentially completed shut down of the site in preparation for disposition. A total of $0.4 million in SFAS 112 severance and termination benefits related to 7 employee and $0.9 million of other exit costs were incurred during the nine months ended September 30, 2006. Accelerated depreciation charges of $2.5 million were recorded during the quarter ended March 31, 2006 while the facility was still in operation.

In connection with the Company’s realignment of its business segments, the Company eliminated 41 positions, primarily representing sales and marketing and related support functions in addition to certain other management positions, in an effort to further delayer management and streamline the organizational structures. This resulted in charges for severance and termination benefits in the amount of $7.0 million during the nine months ended September 30, 2006. Of this total, $6.0 million was charged for standard termination benefits and $1.0 million was attributable to SFAS 146 plans whereby certain employees were required to provide transitional services through their termination dates. The Company also incurred $0.6 million in other exit costs attributable to this program.

During the second quarter of 2006, PTV signed an alliance agreement with another manufacturer whereby Hercules will serve as the sole distributor for certain rosin-based sizing products currently produced by both Hercules and the alliance partner. Under the agreement, Hercules assumed the sales accounts of the partner and services all orders. The alliance partner acquired access to Hercules’ technology and is assuming production of the products. The manufacturing transition will be phased in through 2007 and will result in the shut-down of certain production lines at the Company’s Savannah, Georgia, Hattiesburg, Mississippi and Portland, Oregon manufacturing facilities. Accordingly, the Company has accelerated depreciation in the amount of $0.5 million for certain of these facilities, which will continue through the transition period. During the quarter ended September 30, 2006, the Company incurred $0.3 million in SFAS 112 severance and termination benefits associated with 7 employees at the Savannah facility. In addition, the Company anticipates a charge of $0.4 million in SFAS 146 severance and termination benefits to be incurred for 7 employees at the Hattiesburg facility over the next 12 months as production is transitioned to the alliance partner. During the nine months ended September 30, 2006, the Company has recorded $0.1 of charges related to the Hattiesburg terminations.

The Company has identified projects to reduce its stranded corporate overhead costs that remain subsequent to the FiberVisions transaction. These efforts include an internal restructuring to reduce personnel coupled with functional business process infrastructure realignments as well as the evaluation of outsourcing and offshoring opportunities. The internal restructuring, which is substantially complete, has resulted in the termination of 34 employees and $2.6 million in severance benefits charges through the nine months ended September 30, 2006. Of the total, $1.2 million relates to SFAS 146 plans in which the severance charges are accrued during the period in which transition services are provided by the affected employees. In addition, the Company has incurred $0.8 million of consulting and other restructuring costs associated with the development of the plans. The Company expects to complete its decision on outsourcing/offshoring during the fourth quarter 2006.

A summary of the actions taken in 2006 for severance and other exit-costs as well as asset-related charges, all of which have been recorded in Other operating expense, net is provided as follows:

	Severance	Other Exit Costs	Accelerated Depreciation	Total

Research and development consolidation
Jacksonville, FL	$1.6	$1.4	$0.4	$3.4
Wilmington, DE	0.9	—	0.7	1.6
	2.5	1.4	1.1	5.0
Manufacturing rationalization
Pendlebury, UK	0.4	0.9	2.5	3.8

Business segment realignment
Paper Technologies and Ventures	3.5	0.2	—	3.7
Aqualon Group	3.5	0.4	—	3.9
	7.0	0.6	—	7.6

Alliance-related rationalization (1)	0.4	—	0.5	0.9

Corporate stranded cost reduction	2.6	0.8	—	3.4

Total restructuring and accelerated depreciation charges	$12.9	$3.7	$4.1	$20.7

(1)	Savannah, GA, Hattiesburg, MS and Portland, OR.

Total cash payments for severance benefits and other restructuring costs that have been accrued for the nine months ended September 30, 2006 were $17.9 million including $16.7 million under SFAS 112 plans and $1.2 million under SFAS 146 plans. In addition, the Company made cash payments of $2.9 million for certain exit costs that have been charged as incurred and are not included in the reconciliation below.

A reconciliation of activity with respect to the liabilities for these plans is as follows:

Balance, January 1, 2006	$16.6
Additional severance and related costs recognized (SFAS 112)	9.0
Charges for SFAS 146 terminations and relocations	4.7
Cash payments	(17.9)
Other, including foreign currency translation	0.3
Balance, September 30, 2006	$12.7

The balance at September 30, 2006 is comprised of $6.6 million related to the severance and related costs accounted for in accordance with SFAS 112, $4.7 million associated with SFAS 146 related termination benefits and relocation costs and approximately $1.4 million pertaining to continuing benefit streams under the 1998 and 2001 restructuring plans.

Restructuring charges recorded during the nine months ended September 30, 2005 included $22.5 million of standard termination benefits and $4.9 million of SFAS 146 severance benefits and other exit costs. These costs were primarily attributable to the Research and development consolidation plans as well as the global marketing and management realignment program.

13. Other Operating Expense, Net

Other operating expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Severance, restructuring and other exit costs, net	$4.1	$9.4	$16.6	$27.4
Legal settlements	—	—	(2.1)	—
Accelerated depreciation (see Note 12)	0.2	1.0	4.1	1.9
Asset impairment charges	—	0.5	—	0.5
Consulting charges related to legacy issues	—	—	—	0.8
Other miscellaneous charges, net	0.3	0.2	1.8	0.6
	$4.6	$11.1	$20.4	$31.2

14. Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Litigation settlements and accruals	$2.3	$1.7	$4.4	$18.2
Loss on repurchase of debt	—	5.2	12.1	14.9
Loss on sale of 51% interest in FiberVisions	0.1	—	10.7	—
Asbestos-related costs, net	2.2	1.2	6.7	5.0
Gain on dispositions	—	(10.9)	—	(10.9)
Environmental charges	1.3	3.7	3.4	5.8
Other, net	(1.3)	(0.8)	(1.0)	(0.9)
	$4.6	$0.1	$36.3	$32.1

Costs summarized above, excluding loss on repurchase of debt, represent charges, settlements and accruals associated with former operations of the Company.

15. Income Taxes

For the three months ended September 30, 2006, the Company recognized pretax income of $50.1 million and tax expense of $14.1 million while a pretax loss and tax benefit of $2.5 million and $2.7 million, respectively, were recognized during the nine months ended September 30, 2006. The tax benefit recognized during the nine months ended September 30, 2006 includes the following discrete items: (a) a $0.7 million charge related to previously undistributed foreign earnings triggered by the sale of the majority interest in FiberVisions, (b) a $4.0 million charge to establish a valuation allowance for the loss on the sale of FiberVisions (c) a $2.6 million benefit related to the settlement of state tax audits, (d) a $37.0 million benefit related to the charge for the Vertac lawsuit (see Note 9); and (e) a $1.9 million charge for the settlement and payment of federal tax issues. The full year effective tax rate for 2006 is estimated to be approximately 22%. The prior year effective tax benefit rate reflected a number of discrete items, the most significant of which was attributable to the reversal of federal income tax reserves due to the favorable resolution of prior year tax issues.

16. Earnings Per Share

The following table provides the weighted-average number of common shares (in millions) used in computing basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Weighted-average number of common shares outstanding - Basic	110.9	108.9	110.6	108.7
Dilutive effect of:
Convertible debentures	0.2	0.2	0.2	0.2
Share-based compensation plans	0.6	1.6	0.5	1.6
Weighted-average number of common shares outstanding - Diluted	111.7	110.7	111.3	110.5

Weighted-average common shares outstanding on a diluted basis for the three months ended September 30, 2006 and 2005 exclude 11.1 million and 14.4 million of options and warrants to purchase shares of common stock, respectively, as their exercise price exceeds their current market value.

As a result of the loss incurred for the nine months ended September 30, 2006, 110.6 million shares are used for the purposes of computing both basic and diluted earnings per share as the effect of the 111.3 million of weighted-average common shares outstanding would be anti-dilutive. Weighted-average common shares outstanding on a diluted basis for the nine months ended September 30, 2006 and 2005 exclude 11.3 million and 14.4 million of options and warrants to purchase shares of common stock, respectively, as their exercise price exceeds their current market value.

17. Discontinued Operations

In December 2005, the Company announced its intention to exit the unprofitable terpenes specialties business. The results of operations for the terpenes specialties business are reported as a discontinued operation for the three and nine months ended September 30, 2006 and accordingly, the accompanying consolidated financial statements have been reclassified to separately report the assets, liabilities and operating results of this business.

The following are the summarized results of operations for the terpenes specialties business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$0.2	$3.2	$2.5	$10.3

Loss from operations before income taxes	$(0.5)	$(0.6)	$(2.5)	$(2.0)
Income tax benefit on operations	0.2	0.2	0.9	0.7
Net loss from discontinued operations, net of tax	$(0.3)	$(0.4)	$(1.6)	$(1.3)

The major classes of assets and liabilities of the discontinued operation in the Balance Sheet are as follows:

	September 30,	December 31,
	2006	2005
Accounts receivable, net	$0.3	$1.3
Inventories	0.4	5.4
Current assets of discontinued operation	$0.7	$6.7

Accounts payable	$0.1	$0.5
Accrued liabilities	0.4	2.3
Current liabilities of discontinued operation	$0.5	$2.8

18. Segment Information

The table below reflects Net sales and Profit from operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales:
Paper Technology and Ventures	$274.6	$257.7	$795.2	$768.9
Aqualon Group	238.5	191.0	677.0	571.9
FiberVisions	—	70.9	69.2	215.4
Consolidated	$513.1	$519.6	$1,541.4	$1,556.2

Profit from operations:
Paper Technology and Ventures	$25.8	$21.5	$57.0	$50.7
Aqualon Group	52.3	36.3	146.5	120.3
FiberVisions	—	(3.8)	0.5	(6.1)
Corporate items (a)	(5.7)	(4.0)	(9.1)	(11.1)
Consolidated	$72.4	$50.0	$194.9	$153.8

(a) Corporate items for the quarter ended September 30, 2006 include $2.6 million in stranded corporate costs previously allocated to the FiberVisions division, $1.8 million of severance, restructuring and other exit costs primarily attributable to the Company’s efforts to reduce such stranded corporate costs subsequent to the FiberVisions transaction and the research and development realignment program, $0.1 million of accelerated depreciation attributable to certain assets to be dismantled or reconfigured at the Company’s Wilmington, Delaware research facility, and $1.2 million of other miscellaneous expenses.

Corporate items for the quarter ended September 30, 2005 primarily represent severance, restructuring and other exit costs attributable to the various programs initiated during 2005.

Corporate items for the nine months ended September 30, 2006 include $4.8 million in stranded corporate costs previously allocated to the FiberVisions division, $4.4 million of severance, restructuring and other exit costs primarily attributable to the Company’s efforts to reduce stranded corporate costs subsequent to the FiberVisions transaction and the research and development realignment program, $0.7 million of accelerated depreciation attributable to certain assets to be dismantled or reconfigured at the Company’s Wilmington, Delaware research facility, $2.5 million of other miscellaneous expenses offset by a $3.3 million legal settlement, net of related costs, attributable to a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers.

Corporate items for the nine months ended September 30, 2005 include $2.8 million for accelerated vesting of stock-based compensation, $6.9 million of severance, restructuring and other exit costs attributable to the various programs initiated during 2005, $0.8 million of professional fees incurred to resolve certain legacy business matters and $0.6 million of other miscellaneous income.

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

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$155.9	$115.5	$281.6	$(39.9)	$513.1
Cost of sales	108.6	81.8	181.6	(39.8)	332.2
Selling, general and administrative expenses	25.4	29.6	37.8	—	92.8
Research and development	4.8	3.9	0.6	—	9.3
Intangible asset amortization	1.4	0.2	0.2	—	1.8
Other operating expense, net	1.7	0.5	2.4	—	4.6

Profit (loss) from operations	14.0	(0.5)	59.0	(0.1)	72.4
Interest and debt expense (income), net	44.0	(27.5)	0.2	—	16.7
Vertac litigation charge	1.0	—	—	—	1.0
Other expense, net	1.1	3.2	0.3	—	4.6

Income (loss) before income taxes and equity (loss) income	(32.1)	23.8	58.5	(0.1)	50.1
Provision (benefit) for income taxes	(28.4)	8.0	34.7	(0.2)	14.1

Income (loss) before minority interests and equity (loss) income	(3.7)	15.8	23.8	0.1	36.0
Minority interests in earnings of consolidated subsidiaries	—	—	(0.4)	—	(0.4)
Equity (loss) income of affiliated companies	—	(1.2)	(0.2)	0.3	(1.1)
Equity income (loss) from consolidated subsidiaries	38.2	—	—	(38.2)	—
Net income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	34.5	14.6	23.2	(37.8)	34.5
Net loss from discontinued operations, net of tax	(0.3)	—	—	—	(0.3)
Net income (loss) before cumulative effect of change in accounting principle	34.2	14.6	23.2	(37.8)	34.2
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—
Net income (loss)	$34.2	$14.6	$23.2	$(37.8)	$34.2

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$444.4	$369.6	$849.2	$(121.8)	$1,541.4
Cost of sales	310.2	267.5	562.2	(122.3)	1,017.6
Selling, general and administrative expenses	76.0	87.9	110.9	—	274.8
Research and development	14.1	12.5	1.7	—	28.3
Intangible asset amortization	4.4	0.6	0.4	—	5.4
Other operating expense	6.3	2.2	11.9	—	20.4

Profit (loss) from operations	33.4	(1.1)	162.1	0.5	194.9
Interest and debt expense (income), net	128.7	(75.3)	0.7	—	54.1
Vertac litigation charge	107.0	—	—	—	107.0
Other expense, net	28.8	6.8	0.7	—	36.3

(Loss) income before income taxes and equity (loss) income	(231.1)	67.4	160.7	0.5	(2.5)
(Benefit) provision for income taxes	(82.2)	23.6	55.8	0.1	(2.7)

Income (loss) before minority interests and equity (loss) income	(148.9)	43.8	104.9	0.4	0.2
Minority interests in earnings of consolidated subsidiaries	—	—	(0.8)	—	(0.8)
Equity (loss) income of affiliated companies	—	(2.3)	0.2	—	(2.1)
Equity income (loss) from consolidated subsidiaries	146.2	0.5	(0.8)	(145.9)	—
Net (loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(2.7)	42.0	103.5	(145.5)	(2.7)
Net loss from discontinued operations, net of tax	(1.6)	—	—	—	(1.6)
Net (loss) income before cumulative effect of change in accounting principle	(4.3)	42.0	103.5	(145.5)	(4.3)
Cumulative effect of change in accounting principle, net of tax	0.9	—	—	—	0.9
Net (loss) income	$(3.4)	$42.0	$103.5	$(145.5)	$(3.4)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$137.5	$120.8	$299.1	$(37.8)	$519.6
Cost of sales	97.3	99.5	210.5	(53.6)	353.7
Selling, general and administrative expenses	24.0	31.6	37.1	—	92.7
Research and development	4.9	4.8	0.4	—	10.1
Intangible asset amortization	1.5	0.4	0.1	—	2.0
Other operating expense (income), net	3.4	2.5	5.2	—	11.1

Profit (loss) from operations	6.4	(18.0)	45.8	15.8	50.0
Interest and debt expense (income), net	48.4	(22.4)	(3.5)	—	22.5
Vertac litigation charge	0.1	—	—	—	0.1
Other expense, net	0.1	0.9	(0.9)	—	0.1

Income (loss) before income taxes and equity (loss) income	(42.2)	3.5	50.2	15.8	27.3
Provision (benefit) for income taxes	(21.7)	2.5	16.4	5.6	2.8

Income (loss) before minority interests and equity (loss) income	(20.5)	1.0	33.8	10.2	24.5
Minority interests in earnings of consolidated subsidiaries	—	—	(0.3)	—	(0.3)
Equity (loss) income of affiliated companies	—	(0.5)	0.5	0.2	0.2
Equity income (loss) from consolidated subsidiaries	44.9	1.7	(0.1)	(46.5)	—
Net income from continuing operations before discontinued operations	24.4	2.2	33.9	(36.1)	24.4
Net loss from discontinued operations, net of tax	(0.4)	—	—	—	(0.4)
Net income	$24.0	$2.2	$33.9	$(36.1)	$24.0

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$412.4	$370.9	$896.8	$(123.9)	$1,556.2
Cost of sales	286.9	288.9	602.5	(135.8)	1,042.5
Selling, general and administrative expenses	76.7	98.9	116.7	—	292.3
Research and development	14.0	13.9	2.5	—	30.4
Intangible asset amortization	4.5	1.2	0.3	—	6.0
Other operating expense, net	8.2	5.7	17.3	—	31.2

Profit (loss) from operations	22.1	(37.7)	157.5	11.9	153.8
Interest and debt expense (income), net	137.7	(60.0)	(10.2)	—	67.5
Vertac litigation charge	15.0	—	—	—	15.0
Other expense (income), net	31.3	2.5	(1.7)	—	32.1

Income (loss) before income taxes and equity income (loss)	(161.9)	19.8	169.4	11.9	39.2
(Benefit) provision for income taxes	(70.4)	8.2	57.4	4.2	(0.6)

Income (loss) before minority interests and equity income (loss)	(91.5)	11.6	112.0	7.7	39.8
Minority interests in earnings of consolidated subsidiaries	—	—	(0.9)	—	(0.9)
Equity income (loss) of affiliated companies	—	(1.3)	1.4	0.4	0.5
Equity income (loss) from consolidated subsidiaries	130.9	5.5	(1.2)	(135.2)	—
Net income from continuing operations before discontinued operations	39.4	15.8	111.3	(127.1)	39.4
Net loss from discontinued operations, net of tax	(1.3)	—	—	—	(1.3)
Net income	$38.1	$15.8	$111.3	$(127.1)	$38.1

Condensed Consolidating Balance Sheet
September 30, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$14.5	$0.6	$108.8	$—	$123.9
Accounts receivable, net	69.9	46.2	219.4	—	335.5
Intercompany receivables	60.6	16.4	(5.3)	(71.7)	—
Inventories	56.0	70.2	84.0	(1.3)	208.9
Deferred income taxes	69.2	3.4	10.7	—	83.3
Current assets of discontinued operations	0.7	—	—	—	0.7
Other current assets	24.5	2.9	16.0	—	43.4

Total current assets	295.4	139.7	433.6	(73.0)	795.7

Property, plant and equipment, net	139.7	124.4	300.8	—	564.9
Investments in subsidiaries and advances, net	2,546.8	86.4	44.9	(2,678.1)	—
Goodwill and other intangible assets, net	192.0	47.9	385.1	—	625.0
Deferred income taxes	295.1	—	22.5	(145.2)	172.4
Asbestos-related assets	97.3	—	—	—	97.3
Deferred charges and other assets	189.7	40.4	58.8	—	288.9

Total assets	$3,756.0	$438.8	$1,245.7	$(2,896.3)	$2,544.2

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$58.4	$30.7	$96.9	$—	$186.0
Intercompany payables	2.0	44.4	25.3	(71.7)	—
Asbestos-related liabilities	36.4	—	—	—	36.4
Current debt obligations	4.0	—	16.5	—	20.5
Current liabilities of discontinued operations	0.5	—	—	—	0.5
Vertac litigation	122.0	—	—	—	122.0
Accrued expenses	127.8	45.7	87.7	(18.4)	242.8
Total current liabilities	351.1	120.8	226.4	(90.1)	608.2

Long-term debt	972.3	—	13.8	—	986.1
Deferred income taxes	—	145.2	79.7	(145.2)	79.7
Pension liability	134.8	—	80.7	—	215.5
Other postretirement benefits	51.8	2.3	0.2	—	54.3
Deferred credits and other liabilities	251.6	21.6	20.3	—	293.5
Asbestos-related liabilities	216.8	—	—	—	216.8
Intercompany notes payable (receivable)	1,700.6	(1,410.7)	(308.3)	18.4	—
Minority interests	—	—	13.1	—	13.1
Total stockholders’ equity	77.0	1,559.6	1,119.8	(2,679.4)	77.0
Total liabilities and stockholders’ equity	$3,756.0	$438.8	$1,245.7	$(2,896.3)	$2,544.2

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2006

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By (Used in) Operating Activities	$5.5	$50.1	$417.0	$(365.6)	$107.0

Cash Flows From Investing Activities:
Capital expenditures	(11.8)	(13.0)	(24.2)	(0.2)	(49.2)
Proceeds from sale of 51% interest in FiberVisions, net	25.1	—	—	—	25.1
Investment in Benchmark , net	—	(22.7)	—	—	(22.7)
Investment in Hercules Tianpu, net	—	—	(3.4)	—	(3.4)
Proceeds of fixed asset disposals	1.0	—	0.2	—	1.2
Other, net	(0.2)	—	(0.3)	—	(0.5)

Net cash (used in) provided by investing activities	14.1	(35.7)	(27.7)	(0.2)	(49.5)
Cash Flows From Financing Activities:
Long-term debt issued by FiberVisions, net of issuance costs	83.7	—	—	—	83.7
Long-term debt proceeds	—	—	13.7	—	13.7
Long-term debt payments	(116.9)	—	(6.8)	—	(123.7)
Change in short-term debt	—	—	6.5	—	6.5
Change in intercompany, advances	14.4	(14.8)	(256.6)	257.0	—
Dividends paid	—	—	(108.8)	108.8	—
Treasury stock issued	6.6	—	—	—	6.6
Other, net	0.6	—	—	—	0.6

Net cash (used in) provided by financing activities	(11.6)	(14.8)	(352.0)	365.8	(12.6)

Effect of exchange rate changes on cash	—	—	1.7	—	1.7

Net increase (decrease) in cash and cash equivalents	8.0	(0.4)	39.0	—	46.6
Cash and cash equivalents - beginning of period	6.5	1.0	69.8	—	77.3

Cash and cash equivalents - end of period	$14.5	$0.6	$108.8	$—	$123.9

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2005

	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By (Used In) Operating Activities	$33.4	$24.6	$(117.5)	$135.3	$75.8

Cash Flows From Investing Activities:
Capital expenditures	(12.3)	(17.9)	(15.5)	—	(45.7)
Proceeds of fixed asset disposals	12.6	—	3.0	—	15.6

Net cash used in investing activities	0.3	(17.9)	(12.5)	—	(30.1)

Cash Flows From Financing Activities:
Long-term debt repayments	(89.0)	—	(11.5)	—	(100.5)
Change in short-term debt	—	—	2.5	—	2.5
Change in intercompany advances	12.5	(6.4)	171.9	(178.0)	—
Dividends paid	—	—	(42.7)	42.7	—
Treasury stock issued	2.4	—	—	—	2.4
Other, net	(0.3)	—	—	—	(0.3)
Net cash (used in) provided by financing activities	(74.4)	(6.4)	120.2	(135.3)	(95.9)

Effects of exchange rate changes on cash	—	—	(3.1)	—	(3.1)

Net (decrease) increase in cash and cash equivalents	(40.7)	0.3	(12.9)	—	(53.3)
Cash and cash equivalents - beginning of period	42.8	0.9	82.8	—	126.5

Cash and cash equivalents - end of period	$2.1	$1.2	$69.9	$—	$73.2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto. All references to individual Notes refer to Notes to the Consolidated Financial Statements. Within the following discussion, unless otherwise stated “quarter” and “three-month period” refer to the third quarter of 2006 and the three months ended September 30, 2006. All comparisons are with the corresponding period in the previous year, unless otherwise stated.

Business Overview

Business Profile - Market and Geographic Concentration

Hercules is a leading global manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications. The Company’s principal products are chemicals used by the paper industry to improve performance and enhance the manufacturing process; water-soluble polymers; and specialty resins. Key end markets for the Company’s products as a percentage of total sales, excluding FiberVisions for the 2006 period (see below), in the nine months ended September 30, 2006 and 2005 were:

	2006	2005
Pulp and Paper	55%	48%
Regulated Industries (including food, pharmaceutical and personal care)	9%	19%
Paint and Adhesives	10%	8%
Construction Materials	11%	9%
Industrial Specialties	15%	16%

Consolidated	100%	100%

More than 50% of the Company’s revenues are generated outside of North America. Net sales by region expressed as a percentage of total net sales for the nine months ended September 30, 2006 and 2005 were:

	2006	2005
North America	49%	47%
Europe	35%	37%
Asia Pacific	11%	11%
Latin America	5%	5%

Consolidated	100%	100%

Business Segments

Currently, the Company operates through two reportable segments: Paper Technologies and Ventures (“PTV”) and the Aqualon Group (“Aqualon”). PTV includes the following business units: Paper Technologies and the Venture businesses: Pulp, Water Treatment, and Lubricants and Adhesives. Aqualon includes the following business units: Coatings and Construction, Regulated Industries, and Energy and Specialty Solutions. A reporting segment is also maintained for FiberVisions for historical reporting purposes reflecting the Company’s consolidation of this business through March 31, 2006. The Company currently holds a 49% ownership interest in the FiberVisions business. The results of operations for 2005 and the three months ended March 31, 2006 reflect the Company’s 100% ownership of this business.

Net sales for the nine months ended September 30, 2006 and 2005 as a percent of total net sales, by segment, were:

	2006	2005
Paper Technologies and Ventures	52%	49%
Aqualon Group	44%	37%
FiberVisions	4%	14%

Consolidated	100%	100%

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

FiberVisions will remain as a stand-alone segment for historical reporting purposes. For the quarter ended March 31, 2006, FiberVisions’ results of operations have been consolidated into the Company’s Statement of Operations. As a result of the sale of the Company’s 51% interest (see Note 4 to the Consolidated Financial Statements), FiberVisions is reflected as an equity investment and the Company has included its proportionate share of earnings and losses using the equity method of accounting for periods beginning April 1, 2006.
In addition, the Company’s terpenes specialties business, which was previously a component of Pinova, has been classified as a discontinued operation effective January 1, 2006. Sales and operating results for this business have been disaggregated from the former Pinova business and are excluded accordingly from the results of operations for Aqualon for the three and nine months ended September 30, 2006 and 2005.

In January 2006, Aqualon acquired the guar and guar derivative manufacturing division of Benchmark Polymer Products, L.P., a subsidiary of Benchmark Performance Group, Inc. (“Benchmark”). Under the terms of the purchase agreement, Aqualon acquired Benchmark’s Dalton, Georgia production facility, related working capital and intangible assets for a total of $20.2 million plus a provisional earn-out. In connection with the acquisition, the Company also loaned Benchmark $2.5 million, which is convertible into an equity position in Benchmark. In addition, Aqualon signed a five year exclusive agreement to supply Benchmark with guar products for polymer slurries used in oil and gas fracturing applications.

During the first quarter 2006, the closing for Aqualon’s joint venture, Hercules Tianpu Chemicals Company Limited (“Hercules Tianpu”), was completed with $5.0 million contributed by Aqualon in addition to the $4.4 million previously contributed by Aqualon in 2005 in exchange for a 40% ownership interest. Hercules Tianpu combines Aqualon’s advanced technology with the leading producers of methylcellulose (“MC”) in China. The joint venture enhances Aqualon’s position as a leading global supplier of MC products. Under the joint venture agreement, Aqualon has global marketing rights for the output of the joint venture and receives sales commissions as well as royalties for licensed technology. Operations for Hercules Tianpu began during the latter part of the first quarter and is being accounted for as an equity investment. Effective April 1, 2006, Hercules Tianpu was consolidated into Hercules’ results of operations, cash flows and balance sheet. Hercules Tianpu is currently in the process of completing a significant capacity expansion for MC production which is expected to be operating during the first quarter 2007.

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

Pursuant to a tender offer announced on March 8, 2006, on April 6, 2006 the Company repurchased $102.9 million principal amount of its 11.125% Senior Notes due 2007 for $116.4 million including $4.5 million of accrued interest.

Restructuring Actions

The Company is actively engaged in a number of restructuring actions, some of which were initiated in periods prior to 2006 with charges and cash payments continuing into 2006 and future periods. Reference is made to Note 12 to the Consolidated Financial Statements for a more thorough discussion of these matters.

Critical Accounting Estimates

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a complete description of the Company’s critical accounting estimates. The following with respect to Stock-Based Compensation is provided as an additional disclosure to those provided in the Form 10-K in light of the adoption of SFAS 123R during 2006.

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options issued to employees and non-employee directors as compensation. The model determines a fair value based on a number of key variables including the grant date price of Hercules common stock and the related stock option exercise price, the estimated dividend yield, the estimated term of the option prior to exercise, the risk free rate of interest over the estimated term and a measure of the volatility of Hercules common stock over the estimated term. Certain of these variables encompass a degree of subjectivity whose variability could result in significantly different values for the grant date fair value of stock option awards. In addition, the charge for compensation cost associated with stock options as well as restricted stock is based upon the number of awards that are expected to vest. This measure implicitly includes an estimate for forfeitures based on employee turnover, reductions in force and other factors specific to the award recipient population. Accordingly, the Company has developed an estimate for forfeitures based on recent historical experience. In addition, the employee population has been disaggregated between officers and all other employees based on historical experience rates that are substantially different.

Results of Operations - Consolidated Review

Net sales for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months			Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Net sales	$513.1	$519.6	$(6.5)	$1,541.4	$1,556.2	$(14.8)

Net sales for the three months ended September 30, 2006 decreased 1% as compared to the prior year period primarily as a result of $25.6 million, or 5%, lower product mix, substantially offset by $10.8 million, or 2%, attributable to higher pricing and $9.3 million, or 2%, due to favorable rates of exchange. The three months ended September 30, 2006, does not include sales attributable to FiberVisions as a result of the Company’s disposition of a 51% interest in FiberVisions during the three months ended March 31, 2006 whereas the prior year period includes FiberVisions sales of $70.9 million. This decrease in volume was substantially offset by a combination of Aqualon’s guar and guar derivatives sales to the energy industry and MC sales resulting from the consolidation of Hercules Tianpu as well as organic growth from Aqualon’s other business units and PTV. In addition, the guar and guar derivatives and MC acquisitions have significantly changed the product mix profile of Aqualon when compared to the prior year period resulting in a lower-priced product mix. Pricing increases have been implemented throughout a number of product lines for both PTV and Aqualon in order to recover raw material and transportation cost increases; however, pricing pressure continued in the MC markets. The Euro strengthened versus the U.S. Dollar approximately 4% during the three month period in 2006 as compared to 2005, which represents the most significant portion of the rate of exchange variance.

Net sales for the nine months ended September 30, 2006 decreased 1% as compared to the prior year primarily as a result of $34.4 million, or 2%, lower product mix and $7.4 million, or 1%, lower volume partially offset by $30.5 million, or 2%, due to higher pricing. There was also a slight decrease of $3.5 million attributable to unfavorable rates of exchange. Similar to the results for the three month period, volume was down primarily due the absence of FiberVisions sales during the 2006 period. Excluding the impact of FiberVisions sales of $69.2 million and $215.4 million for the nine months ended September 30, 2006 and 2005, respectively, total volume increased primarily due to Aqualon’s MC and guar and guar derivatives acquisitions. While positively impacting volume, these acquisitions changed the product mix profile when compared to the prior year. PTV was able to implement a number of price increases intended to offset raw material and transportation cost increases, while pricing challenges were experienced particularly in the MC markets. The Euro weakened versus the U.S. Dollar approximately 5% during the nine month period in 2006 as compared to 2005, which represents the most significant portion of the rate of exchange variance.

The tables below reflect Net sales per region and the percentage change from the respective prior year period as well as the percentage change excluding the impact of rates of exchange (“ROE”):

(Dollars in millions)	Three Months			% Change Excluding
Regions	2006	2005	%Change	ROE
North America	$254.7	$244.0	4%	4%
Europe	178.2	185.8	(4)%	(8)%
Asia Pacific	53.8	61.5	(13)%	(13)%
Latin America	26.4	28.3	(7)%	(9)%
All regions	$513.1	$519.6	(1)%	(3)%

(Dollars in millions)	Nine Months			% Change Excluding
Regions	2006	2005	%Change	ROE
North America	$760.0	$722.7	5%	4%
Europe	531.3	581.2	(9)%	(6)%
Asia Pacific	168.6	174.2	(3)%	(4)%
Latin America	81.5	78.1	4%	—
All regions	$1,541.4	$1,556.2	(1)%	(1)%

Excluding the impact of FiberVisions, which is not included in the sales for the quarter ended September 30, 2006, Net sales increased in all regions on a consolidated basis. Revenues and volume increased most significantly in the Americas for both PTV and Aqualon, while the Asia Pacific region, particularly China, provided strong growth for Aqualon but PTV sales were somewhat soft. The fragmented nature and general weakness in the European markets continued to adversely impact PTV’s sales growth while Aqualon volume has experienced a strong recovery in this region from the prior year particularly in the coatings and construction markets. Additionally, sales of Aqualon’s construction products were strong in Eastern Europe and the Middle East.

For the nine months ended September 30, 2006 and excluding the impact of FiberVisions, sales also increased in all regions on an aggregate basis as compared to the prior year period. Sales in the Americas were strong for both PTV and Aqualon. Within Europe, Aqualon sales continued a strong recovery from the prior year, particularly in the coatings and construction markets, while PTV continued to experience softness due to excess capacity and regional market fragmentation continuing the trend experienced throughout 2006.

	Three Months			Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Cost of sales	$332.2	$353.7	$(21.5)	$1,017.6	$1,042.5	$(24.9)

Cost of sales decreased $21.5 million, or 6%, during the quarter ended September 30, 2006 as compared to the comparable period during 2005 primarily as a result of the absence of cost of sales from FiberVisions during the current year period. As a percent of sales, cost of sales decreased to 65% in 2006 as compared to 68% in 2005, also reflecting the absence of FiberVisions, which experienced significantly rising costs for polypropylene in the prior year period. Absent the effect of FiberVisions, overall costs for raw materials, utilities, freight and pensions were higher during the current period as compared to 2005. Price increases and surcharges have recovered a substantial portion, but not all of the related cost increases. Partially offsetting these factors is improved fixed cost absorption primarily attributable to the Aqualon Group as production remained at capacity for a number of high demand products. On an aggregated basis, raw material, transportation and energy costs increased approximately $12 million over 2005 levels. While the magnitude of the rate of increase in costs has subsided, the overall trend has continued from the second half of 2005, when spikes occurred primarily due to the Gulf Coast hurricanes and the related impact on the raw material suppliers and logistics infrastructure.

Cost of sales decreased $24.9 million during the nine months ended September 30, 2006 as compared to the comparable period during 2005. Excluding the impact of the absence of FiberVisions for the second and third quarters, the cost trend lines and underlying factors are similar to those experienced during the quarterly period ended September 30, 2006. On an aggregated basis, raw material, transportation and energy costs increased approximately $46 million over 2005 levels. Partially offsetting these factors is improved fixed cost absorption primarily attributable to the Aqualon Group. As a percent of sales, cost of sales decreased to 66% in 2006 as compared to 67% in 2005, again reflecting the effect of the substantially higher cost of raw materials for FiberVisions during the prior year period.

	Three Months			Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Selling, general and administrative expenses	$92.8	$92.7	$0.1	$274.8	$292.3	$(17.5)

Selling, general and administrative expenses (“SG&A”) were essentially flat during the quarter ended September 30, 2006 as compared to the prior year, reflecting a number of offsetting changes. SG&A increases were attributable to higher postretirement benefits expenses, higher incentive compensation accruals based on improved performance and higher rates of exchange. These items were substantially offset by the lower wage base and expense base attributable to the significant number of restructuring actions that were taken during the current and prior year in the businesses as well as certain corporate functions, lower legal costs primarily attributable to PTV, lower pension expense and the absence of FiberVisions during the current year period.

SG&A decreased 6% during the nine months ended September 30, 2006 as compared to the prior year period reflecting the lower wage base and expense base attributable to lower overall headcount from current and prior period restructuring actions. In addition, the year-to-date period reflected lower professional fees, including audit and Sarbanes-Oxley compliance costs as well as legal fees attributable to PTV’s litigation, the absence of FiberVisions and lower average rates of exchange. However, these decreases were partially offset by higher pension and postretirement benefits costs, incentive compensation accruals and indirect costs attributable to supporting the new joint venture, Hercules Tianpu.

	Three Months			Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Research and development	$9.3	$10.1	$(0.8)	$28.3	$30.4	$(2.1)

Research and development charges for the quarter ended September 30, 2006 decreased $0.8 million, or 8%, as compared to the prior year period primarily as a result of the consolidation of the Company’s research activities into the Wilmington Research Center as well as the impact of ongoing cost containment efforts, particularly with respect to Corporate research. The Company closed research facilities located in Barneveld, The Netherlands during 2005 and Jacksonville, Florida during 2006. Research and development expenses remained relatively stable at 2% as a percentage of sales for both the quarter ended September 30, 2006 and 2005. Similar trends were also experienced for the nine month periods ended September 30, 2006 and 2005, respectively, as the research organization has essentially completed the majority of its restructuring initiatives.

	Three Months			Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Intangible asset amortization	$1.8	$2.0	$(0.2)	$5.4	$6.0	$(0.6)

Intangible asset amortization decreased $0.2 million and $0.6 million during the three and nine month periods ended September 30, 2006, respectively, as compared to the prior year periods. The decreases are attributable to the absence of amortization for FiberVisions intangible assets partially offset by increases in amortization attributable to intangible assets recognized in connection with the Benchmark acquisition and consolidation of Hercules Tianpu. Amortization is expected to be $7.2 million for 2006, $7.1 million for 2007, $6.8 million for 2008, $5.5 million for 2009, $5.3 million for 2010 and $4.4 million for 2011 as various amortization terms expire.

	Three Months			Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Other operating expense, net	$4.6	$11.1	$(6.5)	$20.4	$31.2	$(10.8)

Other operating expense, net for the quarter ended September 30, 2006 reflects $4.1 million in severance benefits and other exit costs as well as $0.2 million of accelerated depreciation charges attributable to the Company’s continued execution on several restructuring and rationalization programs that began during 2005 as well as new programs that were initiated during 2006. These include efforts to reduce stranded corporate costs remaining subsequent to the FiberVisions transaction through a functional restructuring, evaluation of an outsourcing/offshoring program and PTV’s initiation of an alliance agreement for the manufacturing and marketing of certain rosin-based sizing products. The alliance agreement will eventually result in the closing of specific production lines at a few manufacturing facilities over a transition period through 2007. A number of these actions result in severance and termination benefits being accrued over periods during which the affected employees are required to provide services. In addition, the Company incurred $0.5 million in dismantlement and site abandonment costs partially offset by recoveries and gains on the disposal of operating assets.

Other operating expense, net for the nine months ended September 30, 2006 reflects $16.6 million of severance benefits and other exit costs as well as $4.1 million of accelerated depreciation charges attributable to the Company’s continuing restructuring and rationalization programs. Total incremental headcount reductions of 107 employees have been committed as a result of these programs on a year-to-date basis including those required to provide services through a transition period. The nine month period also includes a charge related to the settlement of a product liability claim for $1.1 million, net of recoveries from insurance, $1.4 million in dismantlement and site abandonment costs and $0.5 million of other miscellaneous operating costs. These costs were partially offset by a $3.3 million legal settlement, net of related costs, attributable to a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers.

Other operating expense, net recorded during the quarter ended September 30, 2005 included $9.4 million of severance benefits and other exit costs and $1.0 million of accelerated depreciation charges primarily attributable to the Research and development consolidation plans as well as the global marketing and management realignment program. Other operating expense, net for the nine months ended September 30, 2005 included $27.4 million of severance benefits and other exit costs and $1.9 million of accelerated depreciation charges and a $0.5 million asset impairment for those programs as well.

	Three Months			Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Interest and debt expense	$16.7	$22.5	$(5.8)	$54.1	$67.5	$(13.4)

Interest and debt expense for the quarter ended September 30, 2006 decreased $5.8 million, or 26%, from 2005 primarily as a result of lower outstanding debt balances resulting from the Company’s repurchase of its 11.125% notes during prior periods. The resulting impact of the repurchases was a combined reduction of $4.6 million in interest and amortization of issuance costs. Also contributing to the reduction was an offset to interest expense of $2.3 million attributable to the cross-currency interest rate swaps initiated during the first quarter of 2006, $0.3 million attributable to lower outstanding balances on the 6.5% junior subordinated deferrable interest debentures, $0.1 million due to higher capitalization of interest related to capital projects in China and $0.2 million of lower interest expense attributable to the absence of FiberVisions debt. These decreases were partially offset by increasing LIBOR-based interest rates on the Company’s Term B loan resulting in approximately $1.6 million higher interest expense and $0.1 million related to borrowings utilized to finance Hercules Tianpu’s MC capacity expansion project in China.

Interest and debt expense for the nine months ended September 30, 2006 decreased $13.4 million, or 20%, from 2005 as a result of lower outstanding debt balances, primarily reflecting the Company’s repurchase of its 11.125% notes during prior periods as well as $113.9 million repurchased in 2006, including a $102. 9 million repurchase in April 2006 associated with a tender offer. The resulting impact was a combined reduction of $12.0 million in interest and amortization of issuance costs. Also contributing to the reduction was an offset to interest expense of $5.4 million attributed to the cross-currency interest rate swaps, $0.8 million attributable to lower outstanding balances on the 6.5% junior subordinated deferrable interest debentures, $0.6 million attributable to the absence of FiberVisions debt and $0.2 million of lower credit facility fees. These decreases were partially offset by increasing LIBOR-based interest rates on the Company’s Term B loan resulting in approximately $5.4 million higher interest expense and $0.1 million related to borrowings utilized to finance Hercules Tianpu’s MC capacity expansion project in China. The three-month LIBOR rate has increased by approximately 83 basis points since the beginning of 2006. In addition, the Company capitalized $0.1 million less interest during 2006 as compared to 2005.

	Three Months			Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Vertac litigation charge	$1.0	$0.1	$0.9	$107.0	$15.0	$92.0

As a result of a ruling in the lawsuit captioned United States of America v. Vertac Chemical Corporation, et al. (the “Vertac lawsuit”), the Company recorded a $106.0 million charge, including interest, to increase the accrual during the quarter ended June 30, 2006. Interest continues to accrue on the judgment while the Company seeks review by the United States Supreme Court (see Note 9 to the Consolidated Financial Statements). A total of $1.09 million of interest has been recorded during the three and nine month periods ended September 30, 2006. The Company recorded an initial charge of $14.8 million related to the Vertac lawsuit during the quarter ended March 31, 2005. Interest was accrued in the amounts of $0.1 and $0.2 million during the three and nine months ended September 30, 2005, respectively.

	Three Months			Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Other expense, net	$4.6	$0.1	$4.5	$36.3	$32.1	$4.2

Other expense, net for the quarter ended September 30, 2006 reflects $2.2 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos-insurance trusts, $2.3 million for legal expenses attributable to previously divested businesses, $0.4 million in accretion expense attributable to asset retirement obligations and $0.9 million for other environmental-related charges. Partially offsetting these charges is the realization of currency translation adjustments attributable to the liquidation of certain inactive legal entities and the recovery of certain costs related to the Company’s former polypropylene business.

Other expense, net for the nine months ended September 30, 2006 reflects $10.7 million attributable to the loss on the disposition of the Company’s 51% interest in FiberVisions, $6.7 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos-insurance trusts, $4.4 million for legal expenses attributable to previously divested businesses, $11.9 million of premiums and debt issuance cost write-offs attributable to the repurchase of 11.125% notes, $1.2 million in accretion expense related to asset retirement obligations, $2.2 million for other environmental-related charges and $0.2 million in debt prepayment penalties related to the retirement of FiberVisions debt. Partially offsetting these charges are certain costs recoveries related to previously divested businesses and the realization of currency translation adjustments attributable to the liquidation of certain inactive legal entities.

During the quarter ended September 30, 2005, the Company incurred $1.7 million in legal costs related to previously divested businesses including settlements attributable to the composites business, $1.2 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos-insurance trusts, $5.2 million of premiums and debt issuance cost write-offs attributable to the repurchase of 11.125% notes, $3.4 million attributable to revisions in the asset retirement obligations for certain sites due to revisions in the timing of projected cash flows and $0.4 million in accretion expense related to asset retirement obligations. These charges were partially offset by gains of $10.9 million related to the disposition of non-operating properties in Langhorne, Pennsylvania and Burlington, New Jersey.

During the nine months ended September 30, 2005, the Company recorded $18.2 million in legal costs related to previously divested businesses, including settlements related to the composites business. In addition, the Company incurred $5.0 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos insurance trusts, $1.3 million in accretion expense attributable to asset retirement obligations, $3.4 million attributable to revisions in the asset retirement obligations for certain sites due to revisions in the timing of projected cash flows and $1.1 million for other environmental-related charges. Also included for the prior year period was $14.9 million of premiums and the write-off of debt issuance costs attributable to the repurchase of 11.125% notes during the period. These charges were partially offset by gains of $10.9 million related to the disposition of non-operating properties in Langhorne, Pennsylvania and Burlington, New Jersey.

	Three Months			Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
(Benefit) provision for income taxes	$14.1	$2.8	$11.3	$(2.7)	$(0.6)	$(2.1)

For the three months ended September 30, 2006, the Company recognized pretax income of $50.1 million and tax expense of $14.1 million while a pretax loss and tax benefit of $2.5 million and $2.7 million, respectively, were recognized during the nine months ended September 30, 2006. The tax benefit recognized during the nine months ended September 30, 2006 includes the following discrete items: (a) a $0.7 million charge related to previously undistributed foreign earnings triggered by the sale of the majority interest in FiberVisions, (b) a $4.0 million charge to establish a valuation allowance for the loss on the sale of FiberVisions (c) a $2.6 million benefit related to the settlement of state tax audits, (d) a $37.0 million benefit related to the charge for the Vertac lawsuit; and (e) a $1.9 million charge for the settlement and payment of federal tax issues. The full year effective tax rate for 2006 is estimated to be approximately 22%. The prior year effective tax benefit rate reflected a number of discrete items, the most significant of which was attributable to the reversal of federal income tax reserves due to the favorable resolution of prior year tax issues.

On October 25, 2006 the Company reached agreement with the Internal Revenue Service with respect to its audit of 2002 and 2003. The Company is currently evaluating the impact of this audit settlement, but anticipates that it could have a material favorable impact on the reported earnings in the fourth quarter 2006.

	Three Months			Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Minority interests in earnings of consolidated subsidiaries	$(0.4)	$(0.3)	$(0.1)	$(0.8)	$(0.9)	$0.1

Minority interests in earnings of consolidated subsidiaries during 2006 primarily reflect the impact of the consolidation of Hercules Tianpu effective April 1, 2006 while the prior year periods primarily reflect the impact of FiberVisions’ bicomponent fibers marketing joint venture entities.

	Three Months			Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Equity (loss) income of affiliated companies, net of tax	$(1.1)	$0.2	$(1.3)	$(2.1)	$0.5	$(2.6)

The Company maintains a 49% ownership interest in FiberVisions effective April 1, 2006 as well as certain other relatively insignificant equity investments. The change during both the three and nine month periods as compared to the prior year is primarily attributable to the Company’s proportionate share of FiberVisions’ operating loss.
	Three Months			Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Net loss from discontinued operations, net of tax	$(0.3)	$(0.4)	$0.1	$(1.6)	$(1.3)	$(0.3)

Net loss from discontinued operations during the three and nine months ended September 30, 2006 and 2005, respectively, reflects the results of operations from the Company’s terpenes specialties business. During the fourth quarter of 2005, the Company announced its decision to exit this business and terminate production of related products at the Company’s Brunswick, Georgia manufacturing facility. Net sales were $0.2 million and $3.2 million for the three months ended September 30, 2006 and 2005, respectively, and $2.5 million and $10.3 million for the nine months ended September 30, 2006 and 2005, respectively. The loss from discontinued operations for the nine months ended September 30, 2006 includes inventory write-downs of $0.5 million and $0.9 million of costs related to production termination including dismantling equipment and cleaning tanks, piping and other infrastructure. Also included are $0.1 million and $0.3 million of restructuring and other exit costs for the nine months ended September 30, 2006 and 2005, respectively.

	Three Months			Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change
Cumulative effect of change in accounting principle, net of tax	—	—	—	$0.9	$—	$0.9

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

Results of Operations - Segment Review

The tables below reflect Net sales and Profit from operations for the three and nine months ended September 30, 2006 and 2005. Substantially all reconciling items have been allocated to the segments.

(Dollars in millions)	Three Months Ended September 30,
	2006	2005	Change	% Change
Net sales:
Paper Technologies and Ventures	$274.6	$257.7	$16.9	7%
Aqualon Group	238.5	191.0	47.5	25%
FiberVisions	—	70.9	(70.9)	(100)%

Consolidated	$513.1	$519.6	$(6.5)	(1)%

Profit from operations:
Paper Technologies and Ventures	$25.8	$21.5	$4.3	20%
Aqualon Group	52.3	36.3	16.0	44%
FiberVisions	—	(3.8)	3.8	100%
Corporate Items	(5.7)	(4.0)	(1.7)	(30)%

Consolidated	$72.4	$50.0	$22.4	45%

	Nine Months Ended September 30,
	2006	2005	Change	% Change
Net sales:
Paper Technologies and Ventures	$795.2	$768.9	$26.3	3%
Aqualon Group	677.0	571.9	105.1	18%
FiberVisions	69.2	215.4	(146.2)	(68)%

Consolidated	$1,541.4	$1,556.2	$(14.8)	(1)%

Profit from operations:
Paper Technologies and Ventures	$57.0	$50.7	$6.3	12%
Aqualon Group	146.5	120.3	26.2	22%
FiberVisions	0.5	(6.1)	6.6	NM
Corporate Items	(9.1)	(11.1)	2.0	NM

Consolidated	$194.9	$153.8	$41.1	27%

NM = not meaningful

The tables below reflect Net sales percentage changes for the three and nine months ended September 30, 2006 as compared to the same periods in 2005.

Three Months Ended September 30, 2006	Net Sales Percentage Increase (Decrease) from Prior Year Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Paper Technologies and Ventures	2%	(1)%	4%	2%	7%
Aqualon Group	34%	(12)%	1%	2%	25%
FiberVisions	(100)%	—	—	—	(100)%

Consolidated	—	(5)%	2%	2%	(1)%

Nine Months Ended September 30, 2006	Net Sales Percentage Increase (Decrease) from Prior Year Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Paper Technologies and Ventures	(2)%	2%	3%	—	3%
Aqualon Group	27%	(9)%	1%	(1)%	18%
FiberVisions	(68)%	—	1%	(1)%	(68)%

Consolidated	(1)%	(2)%	2%	—	(1)%

Paper Technologies and Ventures

PTV’s sales increased $16.9 million, or 7%, to $274.6 million during the three months ended September 30, 2006 as compared to $257.7 million during the comparable period in 2005. The increase was attributable to 4% higher average prices, 2% higher volume and 2% higher rates of exchange partially offset by 1% unfavorable product mix. Overall, improved performance in the Americas offset the continued challenging economic conditions in the Western European paper market. Volume growth was achieved in the Americas and in Asia offsetting declines in Europe. Increased pricing was achieved in all regions with higher increases in the Americas and Asia, as opposed to Europe where price increases were more modest. In the aggregate, price increases of $9.8 million exceeded raw material cost increases of $8.8 million, resulting in a recovery of 111% during the 2006 period. The unfavorable product mix primarily reflects higher sales of lower-priced functional products, particularly in the Asian markets.

On a disaggregated basis, Paper Technologies sales increased 5% during the three months ended September 30, 2006 as compared to 2005 due to 3% increased volume, 4% higher pricing and 2% favorable rates of exchange partially offset by an unfavorable product mix of 4%. Ventures’ sales increased 11% during the three months ended September 30, 2006 as compared to 2005, primarily due to 3% higher pricing, 8% improved product mix and 2% favorable rates of exchange partially offset by 2% lower volume.

PTV’s sales increased $26.3 million, or 3%, to $795.2 million for the nine months ended September 30, 2006 as compared to $768.9 million for the comparable period in 2005. The increase was attributable to 3% higher average prices and 2% improved product mix partially offset by 2% lower volume. The impact of rates of exchange was relatively flat. The nine month period reflects similar trends with respect to pricing as those noted for the third quarter. During this period, PTV recovered approximately 94% of increased raw materials costs. The improved product mix reflects a continuing trend of higher sales of new products in both the process and functional products families. In addition, revenues in emerging markets including Brazil, China, the Middle East and Africa exceeded prior year levels. On a disaggregated basis, Paper Technologies sales increased 3% during the nine months ended September 30, 2006 as compared to 2005, while Venture sales increased 7% from the same period.

PTV’s success with new product launches represents a continuing trend as the segment has commercialized an expanding portfolio of new products and applications, including many that are environmentally friendly and are therefore more highly valued in certain regions. Most of these products provide substantially higher margins. On an aggregated basis, revenues from new products and applications, less than five years old, are on pace to provide approximately 25% of total sales for the year. This represents an increase of approximately 75% over the comparable period in the prior year.

Profit from operations increased $4.3 million, or 20%, to $25.8 million for the three months ended September 30, 2006 as compared to $21.5 million during the comparable period in 2005. The increase reflects higher volume and improved selling prices, which contributed to the recovery of higher raw material, transportation and energy costs. In addition, PTV incurred lower SG&A expenses primarily as a result of the significant restructuring actions taken during the prior year as well as additional actions taken during 2006 attributable to the segment realignment. Additionally, legal fees associated with patent defense costs were much lower than the prior year period.

Profit from operations for PTV increased $6.3 million, or 12%, to $57.0 million for the nine months ended September 30, 2006 as compared to $50.7 million for the comparable period during 2005. The factors driving the improvement in the three months ended September 30, 2006 are essentially the same for the nine month period.

Primarily as a result of the rapid escalation in costs experienced in the second half of 2005 and continuing into 2006, overall costs for raw materials, transportation and energy for the three and nine months ended September 30, 2006 increased $8.4 million and $30.5 million, respectively, over the comparable periods in 2005. In addition to energy-related price pressure, supply for certain raw materials in certain regions remains constrained. In particular, crude tall oil rosin prices remain at high levels due to high demand and limited supply, particularly in Europe. Additionally, pricing for adipic acid and epichlorohydrin continues at relatively high levels while prices for methanol have increased sharply due to outages and force majeure actions.

With respect to restructuring actions, PTV recorded charges of $1.5 million and $8.2 million during the quarter and nine months ended September 30, 2006, respectively, for severance benefits and other exit costs primarily attributable to continuing efforts to de-layer management and streamline the sales and marketing organization as well as the manufacturing rationalization attributable to PTV’s recent rosin-sizing product alliance transaction. These costs also include those charges attributable to the closing of the research facility in Jacksonville, Florida and its related relocation to Wilmington, Delaware. PTV results also include $0.1 million and $3.4 million of accelerated depreciation charges during the quarter and nine months ended September 30, 2006, respectively, of which $2.5 million is attributable to the closure of the Pendlebury, United Kingdom manufacturing facility during the three months ended March 31, 2006. The remaining $0.9 million is related to the closing of the Jacksonville facility and the shut-down of certain production lines at the manufacturing facilities in connection with the transition period for the aforementioned alliance.

Aqualon Group

Aqualon’s sales increased $47.5 million, or 25%, to $238.5 million during the three months ended September 30, 2006 as compared to $191.0 million during the comparable period in 2005. The increase is attributable to 34% higher volume, 1% higher average prices and 2% favorable rates of exchange partially offset by 12% unfavorable product mix. Approximately one third of the total increase was attributable to Aqualon’s acquisition of the guar and guar derivatives business from Benchmark and the consolidation of Hercules Tianpu. Aqualon experienced increased sales in all of its business lines as discussed in more detail below.

Coatings and Construction sales increased 15% during the three months ended September 30, 2006 as compared to the comparable period in 2005 primarily due to 16% higher volume and 2% favorable rates of exchange partially offset by 1% unfavorable product mix and 2% lower pricing. Sales were strong in most regions, including Europe, which recovered from general softness experienced during 2005. Sales into the Middle East and Asia were especially strong during the 2006 period. However, pricing in the aggregate was lower as a result of continued pricing challenges in the MC construction products. The consolidation of Hercules Tianpu was responsible for approximately 27% of the total increase for Coatings and Construction.

Regulated industry sales increased 7% during the three months ended September 30, 2006 as compared to the comparable period in 2005 primarily due to 5% increased volume and improved product mix, 1% higher average prices and 1% favorable rates of exchange. Volume increased modestly in the food sector while personal care product sales were down slightly. Volume increased in many end-markets and regions, including China, which was especially strong in the food markets. The improved mix reflects a greater concentration of higher-priced products sold into the pharmaceutical markets.

Energy and Specialties sales increased 57% during the three months ended September 30, 2006 as compared to the comparable period in 2005. The increase was due to 50% higher volume and improved product mix, 6% higher average prices and 1% favorable rates of exchange. The acquisition of the guar and guar derivatives business accounted for approximately 40% of the total sales increase. Demand in the natural gas and oil services sector continued to be strong and price increases were achieved in oilfield and many specialty product families.

Aqualon’s sales increased $105.1 million, or 18%, to $677.0 million during the nine months ended September 30, 2006 as compared to $571.9 million during the comparable period in 2005. The increase is attributable to 27% higher volume and 1% favorable pricing partially offset by a 9% unfavorable product mix and 1% unfavorable rates of exchange. The sales trends by business line are essentially the same for the nine month periods as compared to the quarterly periods with the exception of rates of exchange which are unfavorable on a year-to-date basis.

Aqualon continued to introduce new products and applications into the market and expects this trend to continue throughout the balance of the year. Key among those expected to have an impact are product applications specifically designed for tinted paint products and guar-based products including cationic guar for personal care and fast-hydrating, high-viscosity guar for oilfield and other applications. Aqualon is currently in the process of introducing Aquarius ™ coating systems, a new family of dry, fully-formulated film coatings with applications for pharmaceutical and nutritional supplement products. Sales from new products and applications less, than five years old, are expected to increase to 18% of total sales in 2006 from 15% in the prior year.

Profit from operations for Aqualon increased $16.0 million, or 44%, to $52.3 million for the quarter ended September 30, 2006 as compared to $36.3 million during the comparable period in 2005. The increase is primarily attributable to the higher volume and the associated contribution margin partially offset by higher raw material, transportation and energy costs. These costs increased $3.5 million as compared to the comparable period in 2005, reflecting the increase in costs during the latter half of 2005. Of the total, approximately $3.0 million was attributable directly to raw materials. Specifically, raw materials including ethylene oxide, guar splits, methyl chloride, propylene oxide, caustic and gum rosin all experienced significant increases from the prior year. The remainder is attributable to energy costs of which the majority was related to higher energy prices in Europe as a result of the expiration of a long-term fixed price contract. Pricing increases have been able to capture a portion these increased costs. However, downward pricing pressure continued in the MC construction product lines. SG&A costs were higher compared to the prior year period, primarily reflecting increased sales and marketing, business management and technology costs incurred to support growth initiatives and the impact of the consolidation of Hercules Tianpu.

Profit from operations for Aqualon increased $26.2 million, or 22%, to $146.5 million for the nine months ended September 30, 2006 as compared to $120.3 million during the comparable period in 2005. The factors driving the improvement in the quarter ended September 30, 2006 are essentially the same for the nine month period.

Aqualon incurred $0.8 million and $4.0 million of restructuring charges during the three and nine months ended September 30, 2006, respectively, that were attributable to headcount reductions designed to further delayer the management and sales and marketing organizations consistent with the segment realignment implemented in 2006.

FiberVisions

Effective April 1, 2006, FiberVisions’ results of operations are reported within the caption Equity (loss) income of affiliated companies, net of tax. During the three and nine months ended September 30, 2006, the Company recognized approximately $1.2 million and $2.2 million, respectively, of equity losses attributable to its 49% equity interest in FiberVisions. FiberVisions’ results of operations for the three months ended March 31, 2006 and the three and nine months ended September 30, 2005 are included in the Company’s consolidated results of operations. For those prior periods, FiberVisions had sales of $69.2 million, $70.9 million and $215.4 million, respectively. FiberVisions had a Profit from operations of $0.5 million and had losses from operations of $3.8 million and $6.1 million for those prior periods, respectively.

Corporate Items

Corporate items include net operating charges and benefits that are not directly related to the business segments. The most significant charges typically appear in Other operating expense, net, although portions are also reflected in SG&A expenses depending upon the specific nature of the items. The following table reflects the components of Corporate items.

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Accelerated vesting of stock-based compensation for retirement eligible employees	$—	$—	$—	$2.8
Severance, restructuring and other exit costs	1.8	3.3	4.4	6.9
FiberVisions stranded corporate costs	2.6	—	4.8	—
Consulting charges related to legacy issues	—	—	—	0.8
Accelerated depreciation	0.1	—	0.7	—
Legal settlement on price fixing litigation, net	—	—	(3.3)	—
Other miscellaneous expense, net	1.2	0.7	2.5	0.6

Corporate items - net expense	$5.7	$4.0	$9.1	$11.1

Corporate items for the quarter ended September 30, 2006 include $2.6 million in stranded corporate costs previously allocated to the FiberVisions division, $1.8 million of severance, restructuring and other exit costs primarily attributable to the Company’s efforts to reduce such stranded corporate costs subsequent to the FiberVisions transaction and the research and development realignment program, $0.1 million of accelerated depreciation attributable to certain assets to be dismantled or reconfigured at the Company’s Wilmington, Delaware research facility, and $1.2 million of other miscellaneous expenses.

Corporate items for the quarter ended September 30, 2005 primarily represent severance, restructuring and other exit costs attributable to the various programs initiated during 2005.

Corporate items for the nine months ended September 30, 2006 include $4.8 million in stranded corporate costs previously allocated to the FiberVisions division, $4.4 million of severance, restructuring and other exit costs primarily attributable to the Company’s efforts to reduce stranded corporate costs subsequent to the FiberVisions transaction and the research and development realignment program, $0.7 million of accelerated depreciation attributable to certain assets to be dismantled or reconfigured at the Company’s Wilmington, Delaware research facility, $2.5 million of other miscellaneous expenses offset by a $3.3 million legal settlement, net of related costs, attributable to a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers.

Corporate items for the nine months ended September 30, 2005 include $2.8 million for accelerated vesting of stock-based compensation, $6.9 million of severance, restructuring and other exit costs attributable to the various programs initiated during 2005, $0.8 million of professional fees incurred to resolve certain legacy business matters and $0.6 million of other miscellaneous income.

Liquidity and Capital Resources

Net cash provided by operating activities was $107.0 million for the nine months ended September 30, 2006 as compared to $75.8 million for the comparable period in 2005. The increase is reflective of improved operating performance, lower legal settlements related to litigation associated with former or otherwise previously divested businesses, lower interest payments and lower pension plan funding payments. The current year includes $1.0 million in net legal settlement payments whereas the prior year included $28.1 million in net settlement payments, the largest of which were attributable to litigation involving the former composites business. As a result of a substantial series of prepayments of higher cost debt during the past year and continuing into 2006, interest payments have decreased $11.9 million in the current year. The prior year included approximately $40 million in voluntary funding of the U.S. defined benefit pension plan while the current year funding was approximately $30 million. Embedded within the improved cash flow from operations are a number of specific items that required higher cash outflows during the 2006 period. The most significant are as follows: (1) income tax payments, net of refunds received, were $10.9 million higher in 2006 primarily as a result of refunds received during the comparable period in 2005, (2) asbestos settlement payments, net of amounts received from the related trusts, increased $8.0 million during 2006 as a result of timing issues with respect to the dynamic nature of settlements, (3) payments for severance and termination benefits and other exit costs increased $5.0 million during 2006 as a result of the timing of the implementation of the various restructuring plans, many of which were initiated during the latter part of 2005 with payments beginning or continuing into 2006, (4) settlements of asset retirement obligations increased $5.2 million primarily as a result of the timing with respect to various remediation and work plans. Also, the 2006 period reflects a higher use of working capital in support of current year growth as well as a $7.9 million net use of cash in connection with the operations of FiberVisions during the period prior to the transaction primarily resulting from higher net working capital requirements.

Net cash used in investing activities was $49.5 million during the nine months ended September 30, 2006 as compared to $30.1 million for the comparable period in 2005. Included in these totals are capital expenditures of $49.2 million and $45.7 million, respectively, for the 2006 and 2005 periods. In connection with the sale of the Company’s 51% interest in FiberVisions, a portion of the cash realized was provided by $27.0 million in proceeds received directly from SPG. The Company has since paid approximately $1.9 million in costs attributable to the transaction. During the nine months ended September 30, 2006, the Company acquired Benchmark’s guar and guar derivatives manufacturing business as well as an equity interest in Benchmark Performance Group Inc. for a combined investment of $22.7 million, including transaction costs. In addition, the Company completed its required initial capital contribution in the Hercules Tianpu joint venture in China, as well as the acquisition of an additional 1% interest from one of the other partners resulting in total payments of $6.0 million including transaction costs, net of $2.6 million in cash realized upon consolidation. In addition to these items, the Company received net proceeds of $1.2 million and $15.6 million during the nine months ended September 30, 2006 and 2005, respectively, with respect to the sales of other assets and properties associated with businesses that have been exited, divested or otherwise curtailed as well as excess or fully depreciated equipment. Of the amounts received during the 2005 period, approximately $12.3 million was attributable to the sale of properties at former operating sites in Langhorne, Pennsylvania and Burlington, New Jersey.

Net cash used in financing activities was $12.6 million for the nine months ended September 30, 2006, as compared to $95.9 million for the comparable period in 2005. The 2006 period includes the issuance of $90.0 million of debt, net of $6.3 million of issuance costs, by FiberVisions prior to the sale transaction. In connection with this transaction, FiberVisions distributed $82.0 million to Hercules immediately prior to the transaction closing. The FiberVisions’ debt is non-recourse to Hercules. A total of $13.7 million of long-term debt was issued during 2006 which was primarily attributable to Hercules Tianpu’s borrowings to finance the construction project to significantly expand MC manufacturing capacity. The credit facility for this project was arranged with the Bank of China and Hercules has provided a guarantee for 55% of the total borrowings. During the nine months ended September 30, 2006, the Company made total debt principal payments of $123.7 million, of which $113.9 million was attributable to repurchases of the Company’s 11.125% senior notes. The comparable period in 2005 included total debt principal payments of $100.5 million, of which $86.0 million was attributable to repurchases of the Company’s 11.125% senior notes. Proceeds from the exercise of stock options provided $6.6 million and $2.4 million during the nine months ended September 30, 2006 and 2005, respectively.

On October 5, 2006, the Company retired $3.8 million of its 6.5% junior subordinated deferrable debentures due 2029 in connection with the open market purchase of 5,000 CRESTS units, which includes preferred securities and warrants to purchase the Company’s common stock, for a total of $4.2 million including accrued interest. As market conditions warrant, the Company plans to continue to pursue such repurchase opportunities.

On April 25, 2006, the Company reached an agreement to acquire the remaining 40% ownership interest in its consolidated joint venture, Shanghai Hercules Chemicals Company, Ltd. from its partner Shanghai Chlor-Alkali Chemical Co. Ltd. Settlement of the transaction is scheduled to be completed during the fourth quarter 2006 and is expected to result in total payments of $3.2 million prior to the end of 2006, of which $0.1 million was paid during the quarter ended September 30, 2006. In addition, the Company has incurred and paid approximately $0.2 million in related transaction costs through September 30, 2006.

On March 8, 2006, the Company announced an offer (the “Tender Offer”) to purchase for cash any and all of its outstanding 11.125% senior notes due 2007 (the “Notes”) on the terms and subject to the conditions set forth in its Offer to Purchase and Consent Solicitation Statement dated March 8, 2006. The pricing for the Tender Offer was established on April 3, 2006 at $1,087.06 per $1,000 principal amount of the Notes validly tendered on April 5, 2006 plus accrued and unpaid interest. In connection with the Tender Offer, the Company acquired $102.9 million (book value) of the Notes for a total cash payment of $116.4 million including $4.5 million of accrued interest. Approximately $16.1 million of the Notes remain outstanding as of September 30, 2006.

During February and March 2006, the Company entered into a series of floating rate cross currency interest rate swap agreements (the “Swaps”). The Company has designated the Swaps as a hedge of foreign currency exposure associated with its net investment in certain foreign operations that utilize the Euro as their functional currency. The combined notional amounts of the Swaps is for $500.0 million/€ 420.2 million and requires the Company to receive three month LIBOR + 1.50% and pay three month EURIBOR plus an average margin at 1.59% on a quarterly basis for a five year term. The Swaps have been recorded at fair value on the Consolidated Balance Sheet, with changes in value attributable to changes in foreign exchange rates recorded in Accumulated other comprehensive loss. As of September 30, 2006, the fair value recognized in Deferred credits and other liabilities was $34.0 million and a similar amount was recognized in Accumulated other comprehensive loss. During the nine months ended September 30, 2006, a credit of approximately $5.4 million was recorded as an adjustment to Interest and debt expense representing the net amount received from the Swaps in excess of amounts paid.

The Company maintains ownership over a number of properties, including land and buildings, associated with businesses that have been exited, divested or otherwise curtailed. In addition, during the normal course of business, assets associated with current operations, including such items as surplus land and excess or fully depreciated equipment and buildings among others, become available for disposition. In order to maximize their value, the Company is actively engaged in an ongoing process of identifying alternative utilization strategies including leasing and outright sales of the underlying assets and properties. When specific actions progress to the point that the plan of sale criteria included in the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” have been met, impairments, to the extent they exist, are recognized and the underlying properties are reclassified as assets held for sale. Assets held for sale are included in the caption “Other current assets” on the Consolidated Balance Sheets. The carrying value of total assets held for sale was approximately $1.7 million and $0.2 million as of September 30, 2006 and December 31, 2005, respectively. It is anticipated that the Company will receive net sales proceeds in excess of these amounts as ongoing efforts to dispose of these properties are completed during the remainder of the year.

As of September 30, 2006, $44.3 million of the $150.0 million Revolving Facility under the Company’s Senior Credit Facility was available for use. The Company had $105.7 million of outstanding letters of credit associated with the Revolving Facility at September 30, 2006. As of September 30, 2006, the Company had $31.8 million of foreign lines of credit available and unused.

As discussed in Note 9 to the Consolidated Financial Statements, on July 13, 2006, a panel of the U.S. Court of Appeals for the Eighth Circuit affirmed the Final Judgment of the District Court in connection with the Vertac lawsuit. The Company requested that the panel’s determination be reviewed en banc, but that request was denied by Order dated September 19, 2006. The Company intends to seek review by the United States Supreme Court. In connection with the affirmation of the Final Judgment on July 13, 2006, the Company recorded an additional charge of $106.0 million during the second quarter of 2006. As of September 30, 2006, the Company has accrued a total of $122.0 million, including interest, which is recorded as a current liability. The Company will continue to accrue interest on this amount until such time as the Final Judgment is either reversed or is paid. If the Company is ultimately required to pay such amount to the United States, an event which could occur in 2007 or thereafter, the payment of such amount could have a material adverse effect upon the Company’s cash flows in such annual, quarterly or other period. While this matter has been under appeal and continuing through the current period, the Company has posted an appeal bond which is partially supported by letters of credit included in the amount of letters of credit outstanding as disclosed above.

Financial Condition

Total debt at September 30, 2006 was $1,006.6 million, which decreased $102.4 million from $1,109.0 million at December 31, 2005 primarily as a result of the debt payments and repurchases discussed above. Cash balances increased to $123.9 million at September 30, 2006 from $77.3 million at December 31, 2005.

During the three and nine months ended September 30, 2006, the Company experienced a modest improvement in the metrics used to measure performance with respect to working capital management. Trade accounts receivable increased $45.8 million and $2.4 million over the December 31, 2005 and June 30, 2006 levels, respectively, reflecting stronger sales during the period and growth in emerging markets. Days Sales Outstanding (“DSO”) improved by 1 day to 59 days as compared to the year-end 2005 and was even with second quarter 2006 levels. Inventories increased $29.3 million and $9.5 million over the December 31, 2005 and June 30, 2006 levels, respectively, to support seasonally stronger demand and fourth quarter planned production shut-downs for maintenance and de-bottlenecking projects. Days sales in inventories (“DSI”) were even with second quarter levels at 55 days and decreased or improved one day from year-end 2005. Accounts payable increased $13.1 million and decreased $4.6 million from the December 31, 2005 and June 30, 2006 levels, respectively. Days payable outstanding (“DPO”) was 50 days representing a decrease of one day from December 31, 2005 and even with the second quarter 2006. Overall, the total cash cycle time of 64 days (DSO plus DSI less DPO) improved by 1 day from the year-end 2005 and was flat with second quarter 2006 levels. The Company expects further, but more modest improvements in the cash cycle time as efforts continue with respect to working capital initiatives.

Commitments and Contractual Obligations

Capital expenditures are projected to total approximately $90 million for the year ended December 31, 2006. Of this total, approximately 32% will be attributable to PTV, 57% to Aqualon and 11% for Corporate purposes. The consolidation of Hercules Tianpu has resulted in incremental estimated spending of approximately $16 million primarily related to its ongoing project to significantly expand manufacturing capacity.

The Company is currently in the process of developing plans to reduce stranded corporate costs resulting from the FiberVisions transaction (“Business Infrastructure Project”). A strategic goal of the Business Infrastructure Project is to restructure the support organization such that a more substantial proportion of the underlying costs become variable. It is anticipated that targeted cost reductions will be achieved through an internal restructuring to reduce personnel coupled with a functional realignment as well as outsourcing and offshoring. The Company has targeted $20 million in annual cost reductions to be achieved by the end of 2007 and expects to realize approximately $10 million in annual savings by the end of 2006. While the Company has substantially completed its internal restructuring, it is in the process of evaluating vendor proposals related to outsourcing and offshoring opportunities and anticipates reaching a decision in the fourth quarter of 2006. The Company has incurred and anticipates further incremental cash disbursements for severance benefits and other exit costs as execution of the Business Infrastructure Project continues.

Under an earn-out provision in the Benchmark agreement, there is the potential for a maximum disbursement to the seller in the amount of $8.2 million if certain contractual provisions are met. Payments are anticipated to be made throughout the five-year term of the related supply agreement.

In connection with the FiberVisions transaction, the Company is required to provide additional contributions should performance fall below certain defined performance measures during 2006 and 2007. The maximum commitment is $4.5 million for 2006 and $1.2 million for 2007. Based on FiberVisions’ actual performance through September 30, 2006, the Company has accrued the maximum 2006 commitment of $4.5 million, which was paid during October 2006. The exposure for additional contributions is thereby limited to a maximum of $1.2 million.

The Company's contractual commitments as of September 30, 2006 are summarized as follows:

	(Dollars in millions)
	Payments Due by Period (1)
		Less than	1 - 3	4 - 5	After 5
	Total	1 year	Years	years	years
Debt obligations (2)	$1,006.6	$20.5	$31.6	$386.8	$567.7
Operating lease obligations	117.0	18.0	38.9	39.7	20.4
Other long-term liabilities reflected on the registrant's balance sheet under GAAP (3)	574.4	215.8	69.6	59.8	229.2
Total contractual cash obligations	$1,698.0	$254.3	$140.1	$486.3	$817.3

(1)
Does not include the anticipated future interest payments to be made under the Company's current debt agreements; however, based upon current indebtedness and interest rates at September 30, 2006, such interest obligations are estimated to be approximately $73.6 million in 2007, $72.4 million in 2008, $71.2 million in 2009, $71.0 million in 2010, $51.0 million in 2011 and $748.9 million thereafter. A one percent increase or decrease in the LIBOR rate would have an impact of approximately plus or minus $3.9 million on the Company’s interest payments in each of the next four years and $1.0 million in the fifth year.

(2)
The 6.60% Debentures due 2027, which are included in “After 5 years” amount, are redeemable, in whole or in part, at the option of each of the holders on August 1, 2007 at a redemption price equal to 100% of the principal amount thereof.

(3)
Includes amounts pertaining to asbestos-related matters, asset retirement obligations, postemployment and other postretirement obligations and workers compensation claims. Due to the dynamic nature of asbestos litigation, it is impractical to determine the anticipated payments in any given year. Therefore, the non-current asbestos-related liability of $216.8 million has been reflected in the after five years column.

Risk Factors

In addition to the factors discussed elsewhere, the following, which have not been sequenced in any particular order, are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Indebtedness

As of September 30, 2006, the Company's total debt was approximately $1,006.6 million, of which 59% is fixed rate indebtedness. The Company's indebtedness has significant consequences. For example, it could: increase the Company's vulnerability to economic downturns and competitive pressures; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; limit the Company's flexibility in planning for, or reacting to, changes in its business and the industries in which it operates or in pursuing attractive business opportunities requiring debt financing; place the Company at a disadvantage to its competitors that have less debt; and limit the Company's ability to borrow additional funds due to restrictive covenants.

The Senior Credit Facility and the indenture governing the 6.75% senior subordinated notes due 2029 (“6.75% Notes”), which together account for a large portion of the Company's debt, contain numerous restrictive covenants, including, among other things, covenants that limit the Company's ability to: borrow money and incur contingent liabilities; make dividend or other restricted payments; use assets as security in other transactions; enter into transactions with affiliates; enter into new lines of business; issue and sell stock of restricted subsidiaries; sell assets or merge with or into other companies and make capital expenditures. In addition, the Senior Credit Facility requires the Company to meet financial ratios and tests, including maximum leverage and interest coverage levels. These restrictions could limit the Company's ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict corporate activities.

The Company's ability to comply with the covenants and other terms of the Senior Credit Facility and the indentures governing the 6.75% Notes and to satisfy these and other debt obligations will depend upon the Company's current and future performance. The Company's performance is affected by general economic conditions and by financial, competitive, political, business and other factors, many of which are beyond the Company's control. The Company believes that the cash generated from its businesses will be sufficient to enable the Company to comply with the covenants and other terms of the Senior Credit Facility and the indentures governing the 6.75% Notes and to make debt payments as they become due.

The Company and its subsidiaries may incur additional indebtedness in the future. As of September 30, 2006, the Company had a $550 million Senior Credit Facility with a syndicate of banks. Under the Senior Credit Facility, the Company has a $150 million revolving credit agreement, which permits certain additional borrowings. In addition, the Company has the option to borrow an additional $250 million in the form of a term note under the Senior Credit Facility. If new indebtedness is added to the Company's current indebtedness levels, the risks described above could increase.

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

The Company's derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments. At September 30, 2006, the net market value of these combined instruments was a liability of $958.6 million. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their period end levels, with all other variables held constant. A 100-basis point increase in interest rates at September 30, 2006 would result in a $56.5 million decrease in the net market value of the liability. A 100-basis point decrease in interest rates at September 30, 2006 would result in a $58.2 million increase in the net market value of the liability.

The Company’s financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of $0.3 million at September 30, 2006. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from period-end levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at September 30, 2006 would result in a $1.2 million increase in the net position, while a 10% weakening of the dollar versus all currencies would result in a $3.0 million decrease in the net position.

The Company also utilizes cross currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations. At September 30, 2006, the net market value of the swaps was a liability of $34.0 million. A 10% strengthening of the Euro versus the U.S. dollar at September 30, 2006 would result in a $53.4 million increase in the liability, while a 10% weakening of the Euro versus the U.S. dollar would result in a $53.4 million decrease in the liability. Changes in the underlying interest rates would have an insignificant impact.

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

Pension

The assets and liabilities associated with the Company's defined benefit plans are subject to interest rate and market risk. A 100-basis point decrease or increase in the discount rate would have an unfavorable or favorable impact of approximately $170 million on the U.S. defined benefit plan’s accumulated benefit obligation (“ABO”) and an unfavorable or favorable impact on its projected benefit obligation (“PBO”) of approximately $180 million. A 100-basis point decrease or increase in the assumed rate of return on plan assets would have an unfavorable or favorable impact of approximately $12 million on the estimated expense for the U.S. pension and postretirement plans on an annual basis.

Indemnifications

In connection with the sale of certain assets or businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale. Additionally, the Company has provided indemnifications pertaining to environmental, tax, employee and/or product-related matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to reimburse the buyer. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. As of September 30, 2006, the Company has recorded indemnifications totaling $41.2 million and has $105.7 million of outstanding letters of credit. Although it is possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

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

Recent Accounting Pronouncements

Reference is made to Note 2 to the Consolidated Financial Statements for a discussion and analysis of recently issued accounting pronouncements and their impact on the Company.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 30, 2006. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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
November 3, 2006

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