Form 10-K
period 2006-12-31
HERCULES INC
filed 2007-02-28
CIK 46989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒
No  ☐.

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes  ☐ No ☒.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒  Accelerated filer  ☐ Non-accelerated filer  ☐.

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒ .

         The aggregate market value of registrant's common stock, $25/48 stated value ("Common Stock") held by non-affiliates based on the closing price on the last business day of the Company's most recently completed second fiscal quarter, or June 30, 2006, was approximately $1.7 billion.

         As of February 23, 2007, the registrant had 116,417,693 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (the "Proxy Statement"), when filed, will be incorporated by reference in Part III of this report.

HERCULES INCORPORATED

FORM 10-K

PART I
Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on what management believes to be reasonable assumptions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: ability to generate cash, changes resulting from ongoing reviews of tax liabilities, ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, ability to execute and integrate acquisitions, ability to increase prices, ability to execute divestitures, ability to achieve growth in earnings and cash flows, business climate, business performance, changes in tax laws or regulations and related liabilities, changes in tax rates, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, risks in developing new market opportunities, environmental and safety regulations and clean-up costs, foreign exchange rates and exchange control regulations, foreign investment laws, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, legislative changes, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, the financial capacity of settling insurers, the impact of increased accruals and reserves for such exposures, the outcome of litigation and appeals, including the inability to obtain judicial review of adverse litigation results, adverse changes in economic and political climates around the world, including terrorist activities, international hostilities, governmental instabilities and potential natural disasters. Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements. As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are among those which identify forward-looking statements. This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update except as may be required by law. See also Risk Factors included in Item 1A.

ITEM 1.            BUSINESS

Hercules Incorporated ("Hercules" or the "Company") is a Delaware corporation formed in 1912. The Company is a leading manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications. The Company is focused on growing cash flow and earnings and delivering shareholder value by concentrating on growth in its core businesses, expanding in emerging markets, entering adjacent markets, continuous improvement in its operations and continuing to strengthen its financial profile. Hercules operates on a global scale, with significant operations in North America, Europe, Asia and Latin America. Product sales occur in over 135 countries with significant revenue streams generated on five continents.

The Company's principal products are chemicals used by the paper industry to increase paper and paperboard performance and enhance the manufacturing process; water-soluble polymers; and specialty resins. These products impart such qualities as durability, water-resistance and improved aesthetics for everyday consumer goods ranging from paper and packaging to toothpaste. The primary markets the Company serves include pulp and paper; paints and adhesives; construction materials; food, pharmaceutical and personal care; and industrial specialties, including oilfield and general industrial.

While the Company's products comprise a relatively minor component of its end customers' total product cost, they frequently possess characteristics important to the functionality and aesthetics of the finished product or the efficient operation of the manufacturing process. Examples of the Company's products in consumer end-uses include strength additives for tissue and toweling, sizing agents for milk and juice cartons, thickeners in products such as toothpaste, shampoos and water-based paints, and water control additives for building products such as tile cements, grouts, stuccos, plasters and joint compounds. The Company also offers products and related services that improve and reduce the cost of the paper manufacturing processes, including water management programs that are designed to protect and maintain equipment and reduce operating costs.

Although the performance and quality of its products and high quality service are important to the Company's competitive strategy, other important factors such as lower manufacturing costs and improved reliability are becoming increasingly important. The Company strives to continually improve its products and manufacturing processes by investing in technology. The Company has committed substantial resources to its research and development efforts, which enable the Company to consistently bring products to market that improve functional properties or that offer similar properties at a lower cost. Functional properties have become increasingly important, as customers have come to rely more on the Company to provide new solutions to improve their product offerings and processes. Additionally, the Company strives to make its products more cost-competitive by effectively managing production costs and advancing its application development with customers.

The Company's strategy is to focus on meeting customer’s needs and adding value to their businesses; continuously improving to extend competitive advantages; maximizing cash flow; and investing in innovation, emerging market opportunities and bolt-on acquisitions to grow profitability and increase return on invested capital.

Reportable Segments

The Company currently operates through two reportable segments: Paper Technologies and Ventures (“PTV”) and the Aqualon Group (“Aqualon”). A reporting segment is also maintained for FiberVisions for historical reporting purposes reflecting the Company’s consolidation of this business through March 31, 2006. The financial information regarding these segments, which includes net sales, profit from operations, total assets and other financial information for each of the three years ended December 31, 2006, 2005 and 2004 is provided in Note 27 to the Consolidated Financial Statements. An analysis of the segments’ results of operations for these periods is provided herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Paper Technologies and Ventures

Products and services offered by PTV are designed to enhance customers' profitability by improving manufacturing processes, enhancing productivity and improving overall product quality as well as enabling customers to meet their environmental objectives and regulatory requirements.

Paper Technologies is one of the key global suppliers of functional and process chemicals for the paper industry, offering a wide and highly sophisticated range of technology and applications expertise with in-mill capabilities ranging from influent treatment through the paper making process to paper finishing.

The Ventures portion of the group consists of a portfolio of businesses each targeting a family of vertical markets with a distinct set of products. Current businesses within Ventures are pulp and biorefining, water treatment for the pulp and paper industry, aviation and refrigeration compressor synthetic lubricants, and building and converted products.

The principal products and primary markets of this segment are as follows:
Principal Products	Primary Markets
Paper Technologies:Functional performance chemicals Sizing (internal and surface), strength, tissue creping and coatings additives.
Large, multi-national manufacturers of tissue, paper towels, packaging, beverage containers, newsprint, corrugated medium, printing and writing paper and other stationery items such as labels and envelopes.

Paper Technologies: Process treatment chemicals Contaminant, microbiological and foam control, clarification, retention, drainage, felt conditioning, fiber recovery, and water closure.
Ventures: Pulping chemicals Deposit and scale control, foam control, deinking, and clarification.	Large, multi-national manufacturers of pulp to ultimately produce paper. Locations are either stand alone or integrated with paper making.
Ventures: Water treatment chemicals Utility systems, cooling water and water clarification.	Large, multi-national manufacturers of pulp and/or paper with water utility operations including boilers, cooling water and influent/effluent water treatment.
Ventures: Lubricants Ester-based synthetic lubricants and pentaerythritol (PE).	Producers of aviation and refrigeration compressor fluids, automotive, and general industry.
Ventures: Building and Converted Products Adhesives, resin modifiers, coatings, hydrophobic and release chemistries, crosslinkers and binders, and foam control.	Producers of building products, textiles, electronics, paints and inks, and paper industry converting operations.

Aqualon Group

Products offered by Aqualon are designed to manage the properties of aqueous (water-based) systems. Most of the products are derived from renewable natural raw materials and are sold as key ingredients to other manufacturers where they are used as small-quantity additives to provide functionality such as thickening, water retention, film formation, emulsifying action and binding power. Major end uses for Aqualon products include personal care products, food additives, pharmaceutical products, construction materials, paints, coatings and oil and gas recovery, where polymers are used to modify viscosity, gel strength and/or fluid loss. Aqualon also manufactures wood and gum rosin resins and is the world’s only producer of pale wood rosin derivatives. Product applications and markets include food and beverage, construction specialties, adhesives, and rubber and plastic modifiers.

The principal products and primary markets of this segment are as follows:

Principal Products	Primary Markets
Water-soluble polymers, ethylcellulose and rosin resins:

Hydroxyethylcellulose (HEC), Carboxymethylcellulose (CMC), Methylcellulose (MC) and derivatives, Hydroxypropylcellulose (HPC), Guar and its derivatives, ethylcellulose (EC) and rosin resins.

Manufacturers of interior and exterior architectural paints, oilfield service companies for oil and gas drilling and recovery, paper mills, construction material manufacturers and makers of oral hygiene products, personal care products, food products and pharmaceuticals.

FiberVisions

The Company sold 51% of its interest in FiberVisions on March 31, 2006. While FiberVisions is no longer a core business of Hercules, the Company holds a minority interest and continues to maintain a reporting segment for historical reporting purposes for the periods during which FiberVisions’ results of operations were consolidated. FiberVisions is one of the largest manufacturers of polyolefin staple fibers used in disposable products like diapers and wipes. FiberVisions produces monocomponent polypropylene fibers and bicomponent fibers comprised of a polypropylene core and a polyethylene sheath. FiberVisions also produces polyolefin fiber and yarn for the industrial and textile markets used in concrete and asphalt, wipes, upholstery and automotive fabrics, geotextile fabrics and filtration products.

Raw Materials and Energy Supply

Raw materials and supplies are purchased from a variety of industry sources, including the agricultural, forestry, mining, petroleum and chemical industries.

Important raw materials for PTV include polyacrylamides, biocides, surfactants, rosin, adipic acid, epichlorohydrin, stearic acid, diethylenetriamine, phosphorous trichloride, methanol, and acetaldehyde.

Raw materials important to Aqualon are cellulose pulp (derived from wood and cotton linters), guar splits, gum rosin, limonene and pine wood stumps, which are renewable resources. Other commodity and chemical inputs include ethylene oxide, caustic, methanol, ethyl chloride, propylene oxide, monochloroacetic acid, methyl chloride, and inorganic acids.

Major requirements for key raw materials and fuels are typically purchased pursuant to contracts. Supply and demand has caused the market to tighten for a number of key raw materials, however, the Company does not anticipate any availability issues. The Company is not dependent on any one supplier for a material amount of its raw material or fuel requirements. However, certain important raw materials, such as certain cellulose types and biocides, are obtained from a sole-source or a few major suppliers. On a consolidated basis, no single raw material accounts for more than 7% of total current year Cost of sales.

The price and availability of raw materials and fuels are subject to domestic and world market and political conditions and can also be directly or indirectly impacted by governmental action or regulations. The impact of any future raw material or energy shortages on the Company's business as a whole or in specific geographic regions cannot be accurately predicted. Operations and products may, at times, be adversely affected by governmental action, natural disasters, shortages or international or domestic events. In order to mitigate risks relating to raw materials and energy supply, the Company employs a variety of strategic sourcing techniques including minimizing the use of sole source suppliers, entering into contracts that limit the frequency or magnitude of price increases, using approved alternative raw materials, selectively hedging certain strategic commodities, identifying alternate suppliers in lower cost regions of the world, continually reassessing its value chain, and aggressively countering suppliers’ attempts to increase costs.

Competition

The specialty chemicals industry is highly fragmented and its participants offer a broad array of product lines representing many different products designed to meet specific customer requirements. Individual product and portfolio offerings compete on a global, regional and/or local level subject to the nature of the businesses and products, as well as the end-markets and customers served. The industry has become increasingly global as participants focus on establishing and maintaining leadership positions outside of their home markets. Many of the Company's product lines face domestic and international competitive factors, including industry consolidation, pricing pressures and competing technologies. In Paper Technologies, customers and competitors are consolidating to enhance market positions and product offerings on a worldwide basis. Aqualon is facing competitive threats from emerging Asian producers. To address this threat, one element of Aqualon’s strategy includes reducing costs in existing facilities and adding production capacity in the growing, low-cost Asian region. PTV and Aqualon’s strategies are both focused on innovation - providing new products to our customers to extend our competitive advantage.

Patents and Trademarks

Patents covering a variety of products and processes have been issued to the Company and its subsidiaries. The Company holds licenses for certain other patents held by other parties covering its products and processes. The Company's rights under these patents and licenses constitute a valuable asset.

The Company and its wholly-owned subsidiaries also have many global trademarks covering their products. Some of the more significant trademarks include: AquaCat® clear cationic solution, Aquapel® sizing agent, Hercon® sizing emulsions, Aqualon® water-soluble polymers, Natrosol® hydroxyethylcellulose, Culminal® methylcellulose, Klucel® hydroxypropylcellulose, Natrosol FPS® fluidized polymer suspension, Aquarius™ coating systems, ChemVisions™ curing agent, Precis® sizing agent, Kymene® resin, Presstige® deposit control additives, Spectrum® microbiocides, Ultra-pHase® sizing agent, Hercobond® dry strength resin, Chromaset® surface size, ProSoft® tissue softeners and Zenix® contaminant control.

The Company does not consider any individual patent, license or trademark to be of material importance to Hercules taken as a whole.

Research and Development

The Company is focused on product innovation as one of its key strategies. Research and development efforts are directed toward the discovery and development of new products and processes, the improvement and refinement of existing products and processes, the development of new applications for existing products and cost improvement initiatives. The Company spent $38.8 million on research and development activities in 2006, as compared to $40.8 million in 2005 and $42.7 million in 2004. The amounts prior to 2006 include a full year of costs attributable to FiberVisions.

PTV focuses its technology efforts on innovative high-value product development, incremental improvements to existing products and services, and cost reduction programs to meet diverse customer needs worldwide. During 2006, as part of the consolidation and rationalization of its research and development operations, PTV completed the closure of its Jacksonville, Florida facility. The centralization of research and development operations at the Company’s Research Center in Wilmington, Delaware is expected to result in improved efficiency and effectiveness. This state-of-the-art facility includes large and sophisticated research and development laboratories with pilot paper making capabilities that simulate actual operating conditions in a customer's facilities. This allows an accurate assessment of the potential impact of new products on plant performance. The group’s scientists conduct research and customer optimization studies focused on solving functional and process treatment challenges using sophisticated techniques and equipment to provide high level analytical testing and advanced technical service worldwide.

PTV has additional customer applications laboratories strategically located to have greater proximity to key customer activities and to take advantage of existing Company assets and infrastructure. Today, the European customer applications operation is located in Helsingborg, Sweden and the Americas customer applications center is located at the Wilmington Research Center in Wilmington, Delaware. Re-located from Jacksonville, Florida during 2006, the Americas facility houses the aforementioned pilot papermaking and paper testing activities. Finally, a new customer applications facility is currently planned for the Asia Pacific region and will be located in Shanghai, China with an anticipated 2007 start-up.

Aqualon focuses its research and development efforts on market-oriented product development, manufacturing process improvement and responsive technical service to customers. New product development is focused on products which manage the physical properties of water based systems, such as latex paint, construction mortars and personal care products, to meet customer demand for improved performance and efficiency. While the primary research and development site is the Research Center in Wilmington, Delaware, Aqualon has application and development laboratories in Europe, Asia and the Americas that provide technical service to customers. At these laboratories, teams work in a network to develop products, identify new applications and meet customer requirements.

Environmental Matters

The Company is subject to numerous environmental laws and regulations. The Company believes it is in compliance, in all material respects, with applicable federal, state and local environmental laws and regulations. Expenditures relating to environmental cleanup costs have not materially affected, and are not expected to materially affect, capital expenditures or competitive position. Additional information regarding environmental matters is provided in Notes 12 and 13 to the Consolidated Financial Statements.

Employees

As of December 31, 2006, the Company had approximately 4,430 employees worldwide including those of consolidated joint venture entities. Approximately half of the worldwide employees were located in the United States, of which approximately 28% were represented by various local or national unions. As of December 31, 2005, the Company had approximately 4,650 employees worldwide. In addition to restructuring actions, the decrease in 2006 is attributable to the disposition of a majority interest in FiberVisions.

International Operations

Net sales and Property, plant and equipment, net by geographic area for each of the three years ended December 31, 2006, 2005 and 2004 appear in Note 27 to the Consolidated Financial Statements. Direct export sales from the United States to unaffiliated customers were $106.1 million, $131.7 million and $118.7 million for 2006, 2005 and 2004, respectively. The Company's operations outside the United States are subject to the usual risks and limitations related to investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, foreign investment laws, governmental instability (including expropriation or confiscation of assets) and other potentially detrimental domestic and foreign governmental policies affecting U.S.-based companies doing business abroad, including risks related to terrorism and international hostilities.

Available Information

Hercules files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports with the Securities and Exchange Commission (“SEC”). Hercules provides access to its SEC filings via a hyperlink to the SEC's website (www.sec.gov) on its corporate website, www.herc.com. These filings may also be read and copied at SEC’s Public Reference Room which is located at 100 F Street, N.E., Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

These documents are also available in print, without charge, to any shareholder who requests them in writing from Israel J. Floyd, Esq., Corporate Secretary, Hercules Incorporated, Hercules Plaza, 1313 North Market Street, Wilmington, Delaware 19894-0001.

ITEM 1A.         RISK FACTORS

In addition to the factors discussed elsewhere, the following, which have not been sequenced in any particular order, are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

The Company is subject to litigation.

The Company is a defendant in numerous lawsuits that arise out of, and are incidental to, the current and past conduct of the Company’s business. These suits concern issues such as product liability, asbestos, environmental matters, contract disputes, labor-related matters, intellectual property, property damage and personal injury matters. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have a material effect upon the Company’s financial position, operating results and cash flows. See Note 13 to the Consolidated Financial Statements for a thorough discussion of the most significant legal matters.

The Company is subject to environmental liabilities.

The Company is subject to numerous foreign, federal, state and local environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances. Changes in these laws and regulations, or the interpretation thereof, could have a material effect on the Company’s financial position, results of operations and cash flows. Any failure by the Company to adequately comply with such laws and regulations could subject the Company to significant future liabilities, including fines and penalties.

The Company has been identified as a potentially responsible party by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at numerous sites. Actual costs to resolve these matters will depend on numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; the discovery of new information not known at this time; and the years of remedial activity required, which could range from zero to 30 years or longer. The ultimate resolution of such matters could have a material effect upon the Company’s financial position, operating results and cash flows. See Notes 12 and 13 to the Consolidated Financial Statements for a thorough discussion of the most significant environmental matters.

The Company has significant leverage.

As of December 31, 2006, the Company's total debt was $995.5 million, of which approximately 60% is fixed rate indebtedness. The Company's indebtedness has significant consequences. For example, it could: increase the Company's vulnerability to economic downturns and competitive pressures; require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes; limit the Company's flexibility in planning for, or reacting to, changes in its business and the industries in which it operates or in pursuing attractive business opportunities requiring debt financing; place the Company at a disadvantage to its competitors that have less debt; and limit the Company's ability to borrow additional funds due to restrictive covenants.

The Senior Credit Facility and the indentures governing the 11.125% senior notes due 2007 and the 6.75% senior subordinated notes due 2029, which together account for $641.1 million of the Company's debt, contain numerous restrictive covenants, including, among other things, covenants that limit the Company's ability to: borrow money and incur contingent liabilities; make dividend or other restricted payments; use assets as security in other transactions; enter into transactions with affiliates; enter into new lines of business; issue and sell stock of restricted subsidiaries; sell assets or merge with or into other companies and make capital expenditures. In addition, the Senior Credit Facility requires the Company to meet financial ratios and tests, including maximum leverage and interest coverage levels. These restrictions could limit the Company's ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict corporate activities. See Note 8 to the Consolidated Financial Statements for a thorough discussion of the Company’s indebtedness.

The Company has unfunded liabilities with respect to certain pension and postretirement benefit plans.

The projected benefit obligation of the Company’s U.S. defined benefit pension plan and postretirement benefit plan and certain foreign plans exceeds the fair value of plan assets. In addition, the assets and liabilities associated with the Company’s defined benefit pension and postretirement benefit plans are subject to interest rate and market risk. See Note 10 to the Consolidated Financial Statements for a description and related financial disclosures for the defined benefit pension and postretirement plans.

The Company is subject to extensive competition.

The global specialty chemicals industry is highly competitive. Some of our competitors have greater financial, technical, marketing and other resources, which could provide them with a competitive advantage. Also, the Company’s competitors have in the past caused, and could in the future cause, a reduction in prices for some of the Company’s products as a result of intensified price competition. Additionally, although the Company does not compete primarily on the basis of price, the Company’s customers are price sensitive. Accordingly, in periods where we are not able to pass on increased production costs, including those associated with the increasing prices of raw materials, gross margins may deteriorate.

The Company is subject to technological change and innovation.

Many of the Company’s products could be affected by technological change and new product introductions and enhancements. Accordingly, product innovation and new product development are integral to the Company’s strategy. Research and development efforts are directed towards the discovery and development of new products and processes, the improvement and refinement of existing products and processes, the development of new applications for existing products and cost improvement initiatives. There can be no assurance that product development efforts will be successful, that we will be able to cost-effectively manufacture these new products or that we will be able to successfully market such products or that our competitors will not develop new products or technologies that compete with or reduce the market for our products or services.

The Company is subject to supply constraints and price volatility with respect to raw material and energy.

The Company acquires raw materials and energy from its vendors under a variety of short- and long-term contracts and supply agreements, depending upon various economic and logistical factors. The purchase prices are generally related to prevailing market conditions and are linked, in some cases, to relevant market indices. Changes in raw material and energy costs have historically had a material impact on the Company’s profit and cash from operations and are anticipated to continue to impact future periods similarly.

Some of the Company’s customers are in cyclical industries.

Some of the Company’s customers are in industries and businesses that are cyclical in nature and many are sensitive to changes in general economic conditions. The demand for our products depends, in part, upon the general economic conditions of the markets of our customers. Downward economic cycles in our customers’ industries may reduce sales of our products.

The Company’s international operations are affected by global and regional conditions.

The Company’s international operations are subject to risks, such as currency exchange controls, labor unrest, regional economic uncertainty, political instability, restrictions on the transfer of funds into or out of a country, export duties and quotas, domestic and foreign customs and tariffs and current and changing regulatory environments. These events could have an adverse effect on our international operations in the future by reducing the demand for our products, increasing our costs or otherwise having an adverse affect on our results of operations.

Foreign exchange rate fluctuations impact the Company’s financial performance.

Our products are sold throughout the world and, as a result, currency fluctuations impact our financial performance. Our revenues in foreign countries are largely generated in foreign currencies, while costs incurred to generate those revenues are only partly incurred in the same currencies. We sometimes enter into hedging transactions to reduce the Company’s exposure to currency exchange risk, but such transactions cannot eliminate all of the risks associated with currency fluctuations. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies could have a material adverse effect on our results of operations.

The Company’s production facilities are subject to operating hazards.

We are dependent on the continued operation of our production facilities. Such production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, remediation complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage and could have a material adverse effect on our results of operations.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None

ITEM 2.            PROPERTIES

The Company's corporate headquarters and major research center are located in Wilmington, Delaware. The Company also owns a number of plants and facilities in strategic locations worldwide. All of the Company's principal properties are owned by the Company, except for its corporate headquarters office building in Wilmington, Delaware, its European headquarters office building in Schaffhausen, Switzerland and its Asian headquarters in Shanghai, China, all of which are leased. The Company's plants and facilities are maintained in compliance with current laws and regulations and are generally considered to be in good condition, with adequate capacity for projected business operations. Certain of these properties are subject to liens under the Company’s debt obligations (see Note 8 to the Consolidated Financial Statements). The following are the locations of the Company's worldwide plants:

Paper Technologies and Ventures

Beringen, Belgium; Burlington, Ontario, Canada; Busnago, Italy; Chicopee, Massachusetts, U.S.; Franklin, Virginia, U.S.; Hattiesburg, Mississippi, U.S.; Helsingborg, Sweden; Kim Cheon, Korea; Louisiana, Missouri, U.S.; Macon, Georgia, U.S.; Mexico City, Mexico; Milwaukee, Wisconsin, U.S.; Nantou, Taiwan; Paulinia, Brazil; Portland, Oregon, U.S.; Savannah, Georgia, U.S.; Shanghai, China; Sobernheim, Germany; Tampere, Finland; Tarragona, Spain; Voreppe, France; and Zwijndrecht, The Netherlands.

The division also owns a manufacturing facility in Pilar, Argentina, that has been leased to a major U.S. company under a five-year lease. The Company purchases its products for sale in Argentina from this plant under a five-year supply and distribution agreement which ends in 2009.

Aqualon Group

Alizay, France; Doel, Belgium; Dalton, Georgia, U.S.; Hopewell, Virginia, U.S.; Jiangmen City, China; Kenedy, Texas, U.S.; Luzhou, China (40% joint venture interest); Nanjing, China (land acquired in 2006 for facility construction in 2007); Parlin, New Jersey, U.S.; Suzhou, China (40% joint venture interest); Zwijndrecht, The Netherlands; and Brunswick, Georgia, U.S.

ITEM 3.            LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 13 to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2006 through the solicitations of proxies or otherwise.

PART II

ITEM 5.            MARKET FOR HERCULES' COMMON STOCK AND RELATED STOCKHOLDER

                         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed on the New York Stock Exchange (ticker symbol HPC) and the Swiss Stock Exchange. It is also traded on the Philadelphia, Midwest and Pacific Stock Exchanges.

The approximate number of holders of record of the Company’s common stock ($25/48 stated value) as of February 23, 2007 was 14,300.

The following table sets forth, for the periods indicated, the high and low closing price per share of the Company's common stock, as reported on the New York Stock Exchange:

2006	High	Low
First Quarter	$13.93	$11.03
Second Quarter	$16.02	$13.63
Third Quarter	$15.99	$13.68
Fourth Quarter	$19.52	$15.73

2005	High	Low
First Quarter	$15.24	$13.86
Second Quarter	$14.82	$13.00
Third Quarter	$14.69	$12.05
Fourth Quarter	$12.25	$10.20

On December 29, 2006, the closing price of the common stock was $19.31.

The payment of quarterly dividends was suspended in the fourth quarter of 2000, subject to reconsideration by the Board of Directors in its discretion, when warranted under appropriate circumstances and subject to restrictions in the indentures governing the Company's 11.125% senior notes due 2007, the 6.75% senior subordinated notes due 2029 and the Senior Credit Facility.

During 2006, the Company did not purchase any shares of its outstanding common stock.

ITEM 6.            SELECTED FINANCIAL DATA

A summary of the selected financial data for Hercules as of December 31 and for the years specified is set forth in the table below. Data for 2006 reflects the impact of the sale of a majority interest in FiberVisions. All periods presented reflect the terpenes specialties and BetzDearborn water treatment businesses as discontinued operations.

	(Dollars and shares in millions, except per share data)
Statements of Operations Information:	2006	2005	2004	2003	2002
Net sales	$2,035.3	$2,055.0	$1,984.3	$1,836.0	$1,693.7
Cost of sales	1,343.4	1,391.1	1,291.6	1,155.6	1,029.1
Gross profit	$691.9	$663.9	$692.7	$680.4	$664.6
Research and development	$38.8	$40.8	$42.7	$38.7	$42.0
Profit from operations	$248.6	$140.3	$232.9	$257.1	$219.9
Net income (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	$190.8	$(32.1)	$30.7	$75.2	$(47.1)
Net income (loss) on discontinued operations, net of tax	47.0	(6.5)	(2.6)	3.5	(197.7)
Net income (loss) before cumulative effect of changes in accounting principle	237.8	(38.6)	28.1	78.7	(244.8)
Cumulative effect of changes in accounting principle, net of tax	0.9	(2.5)	—	(33.3)	(368.0)
Net income (loss)	$238.7	$(41.1)	$28.1	$45.4	$(612.8)

Per Share Data and Other Share Information:
Basic earnings (loss) per share
Continuing operations	$1.72	$(0.30)	$0.28	$0.71	$(0.44)
Discontinued operations	0.42	(0.06)	(0.02)	0.03	(1.87)
Cumulative effect of changes in accounting principle	0.01	(0.02)	—	(0.31)	(3.47)
Net income (loss)	$2.15	$(0.38)	$0.26	$0.43	$(5.78)
Diluted earnings (loss) per share
Continuing operations	$1.71	$(0.30)	$0.28	$0.70	$(0.44)
Discontinued operations	0.42	(0.06)	(0.02)	0.03	(1.87)
Cumulative effect of changes in accounting principle	0.01	(0.02)	—	(0.31)	(3.47)
Net income (loss)	$2.14	$(0.38)	$0.26	$0.42	$(5.78)

Average number of common shares outstanding
Basic	110.8	108.7	107.3	106.2	106.0
Diluted	111.3	110.4	109.0	107.2	106.2
Actual number of common shares outstanding	116.0	112.7	112.1	111.0	109.4

Balance Sheet Data:
Accounts receivable, net	$326.6	$289.7	$344.9	$319.7	$393.9
Inventories	210.6	179.6	205.7	199.6	181.7
Less: Accounts payable	(205.3)	(172.9)	(186.6)	(161.6)	(167.8)
Operating working capital, net	$331.9	$296.4	$364.0	$357.7	$407.8

Total assets	$2,808.5	$2,568.8	$2,720.3	$2,721.8	$2,772.0

Total debt	$995.5	$1,109.0	$1,240.1	$1,347.8	$883.0
Company-obligated preferred securities of subsidiary trusts	—	—	—	—	624.0
Total debt and preferred securities	$995.5	$1,109.0	$1,240.1	$1,347.8	$1,507.0

Other Data:
Net cash provided by (used in) operating activities	$172.9	$139.2	$120.5	$22.8	$(215.2)
Capital expenditures	$93.6	$67.5	$77.4	$48.0	$43.4
Depreciation	$70.7	$80.5	$74.9	$73.2	$70.7
Amortization	$24.6	$25.4	$26.3	$27.4	$29.0
Employees	4,430	4,650	4,950	5,116	5,095

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto. All dollar amounts in the tables that follow are presented in millions.

Business Overview

Business Profile - Market and Geographic Concentration

Hercules is a leading global manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications. The Company's principal products are chemicals used by the paper industry to improve performance and enhance the manufacturing process; water-soluble polymers; and specialty resins. The primary markets the Company serves include pulp and paper; paints and adhesives; construction materials; food, pharmaceutical and personal care; and industrial specialties, including oilfield and general industrial.

More than 50% of the Company's revenues are generated outside of North America. Net sales by region expressed as a percentage of total net sales for the years ended December 31, 2006 and 2005 were:

	2006	2005
North America	49%	47%
Europe	34%	37%
Asia Pacific	11%	11%
Latin America	6%	5%
Consolidated	100%	100%

Business Segments

The Company currently operates through two active reportable segments: Paper Technologies and Ventures (“PTV”) and the Aqualon Group (“Aqualon”). PTV includes the following business units: Paper Technologies and the Ventures businesses-Pulping chemicals, Water Treatment chemicals, Lubricants and Building and Converted products. Aqualon includes the following business units: Coatings and Construction, Regulated Industries, and Energy and Specialty Solutions. A reporting segment is also maintained for FiberVisions for historical reporting purposes reflecting the Company’s consolidation of this business through March 31, 2006. The Company currently holds a 49% ownership interest in the FiberVisions business. The results of operations for 2004, 2005 and the three months ended March 31, 2006 reflect the Company’s 100% ownership of this business.

Net sales for the years ended December 31, 2006 and 2005 as a percent of total net sales, by segment, were:

	2006	2005
Paper Technologies and Ventures	53%	50%
Aqualon Group	44%	36%
FiberVisions	3%	14%
Consolidated	100%	100%

Key Developments

During 2006, there were a number of strategic business and corporate actions and financial reporting developments that had an impact upon the Company’s results of operations and financial position as well as the overall presentation of financial information. The most significant of these key developments (not in any order of relevant significance) were as follows: (1) realignment of the Company’s reporting segments, (2) strategic business acquisitions, investments and alliances, (3) disposition of a majority interest in FiberVisions, (4) business and corporate restructuring actions, including actions initiated in prior years, (5) resolution of certain income tax matters, (6) substantial retirement of higher-cost debt, (7) actions regarding the Vertac litigation, (8) the adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) and (9) the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). A discussion of these developments follows.

Business Segment Realignment

Effective January 1, 2006, the Company realigned its business and reporting segments to provide greater market focus. Previously, the Company operated through the Performance Products (Pulp and Paper and Aqualon) and Engineered Materials and Additives (FiberVisions and Pinova) segments. The Company’s new reporting structure includes three reporting segments: (1) Paper Technologies and Ventures (2) the Aqualon Group, and (3) FiberVisions. The Company’s Pinova business has been integrated into the Aqualon Group and the synthetic lubricants business has been transferred from Aqualon to PTV.

FiberVisions will remain as a stand-alone segment for historical reporting purposes and its results of operations have been consolidated into the Company’s Statement of Operations through March 31, 2006. As a result of the sale of the Company’s 51% interest (see below and Note 3 to the Consolidated Financial Statements), FiberVisions is reflected as an equity investment and the Company has included its proportionate share of earnings and losses using the equity method of accounting for periods beginning April 1, 2006.

In addition, the Company’s terpenes specialties business, which was previously a component of Pinova, has been classified as a discontinued operation effective January 1, 2006. Sales and operating results for this business have been disaggregated from the former Pinova business and are excluded accordingly from the results of operations for Aqualon for 2006, 2005 and 2004, respectively.

Acquisitions, Investments and Alliances

Aqualon acquired the guar and guar derivative manufacturing division of Benchmark Polymer Products, L.P., (“Benchmark”) a subsidiary of Benchmark Performance Group, Inc. (“BPG”), including a production facility, related working capital and intangible assets for a total of $20.9 million plus a provisional earn-out. In addition, Aqualon signed a five year exclusive agreement to supply BPG with guar products for polymer slurries used in oil and gas fracturing applications.

The formation was completed for Aqualon’s methylcellulose (“MC”) joint venture, Hercules Tianpu Chemicals Company Limited (“Hercules Tianpu”), with $3.2 million contributed by Aqualon in addition to the $4.4 million previously contributed in 2005 in exchange for a 40% ownership interest. Hercules Tianpu combines Aqualon’s advanced technology with the leading producers of MC in China enhancing Aqualon’s global supplier position for MC products. Under the joint venture agreement, Aqualon has global marketing rights for the output of the joint venture. Hercules Tianpu is currently in the process of completing a significant capacity expansion for MC production which is expected to be operating during the first quarter 2007.

Hercules acquired the remaining 40% ownership interest in the Shanghai Hercules Chemicals Company, Ltd. joint venture for $3.3 million, including transaction costs. By completing this transaction, PTV will be able to operate with greater flexibility in the region and expects to continue to implement its expansion plans, including the development of a regional technical and research center.

Additional information regarding these acquisitions and investments is provided in Note 2 to the Consolidated Financial Statements.

During the second quarter of 2006, the Company entered into an alliance agreement with MeadWestvaco whereby Hercules will serve as the sole distributor for certain rosin-based sizing products currently produced by both parties and MeadWestvaco will assume all manufacturing of the underlying products upon the completion of related expansion projects at its existing facilities.

Sale of Interest in FiberVisions

On March 31, 2006, the Company sold a 51% interest in FiberVisions for $27.0 million excluding transaction costs and post-closing adjustments. As a result of certain performance-based measures included in the transaction agreement, the Company was required to make contributions in the amount of $4.5 million to FiberVisions subsequent to the sale and, based on current projections, an additional contribution of $1.2 million is expected to be required during 2007. In summary, the Company recognized a loss of $13.3 million on the sale of the investment during 2006. An impairment charge of $52.9 million attributable to FiberVisions’ goodwill asset was recorded during 2005 in connection with the initial commitment to dispose of a portion of the business. Additional information regarding the transaction is included in Note 3 to the Consolidated Financial Statements.

Restructuring Actions

As the Company has undergone substantial transformation in its business focus during the past several years, there have been a number of distinct restructuring actions taken to reposition its physical and human resources in support of those initiatives. In addition, the Company consistently reviews its underlying cost structure from a competitive standpoint and has taken actions to increase the efficiency and cost-effectiveness of its operations and support infrastructure. These actions have collectively resulted in plans to close facilities and dispose of assets; relocate and centralize administrative, research and other business functions; reduce employee headcount and contract for the provision of certain support services with third-party providers. A number of actions commenced in 2006 and prior years impacted 2006 as the underlying programs were designed to be implemented over a number of years. The following summarizes those activities:

•
Research and development consolidation -The Company completed the consolidation of its research and development activities from its Jacksonville, Florida facility to its Wilmington, Delaware research center (“WRC”). Costs incurred during 2006 that were attributable to this program included $2.6 million in severance and termination benefits, other exit costs of $1.2 million and accelerated depreciation of $1.2 million. In 2005, the Company consolidated its Barneveld research activities into WRC and a European regional center.

•
PTV manufacturing rationalization and alliance - The Company closed its Pendlebury manufacturing facility in the United Kingdom. As a result, charges incurred during 2006 with respect to this program included $2.1 million of accelerated depreciation, $0.4 million in severance and termination benefits and $0.8 million in other exit costs. PTV entered into an alliance agreement whereby the manufacture of the underlying products is being phased to MeadWestvaco. As a result certain production lines at the Company’s manufacturing facilities in Savannah, Georgia, Hattiesburg, Mississippi and Portland, Oregon will be closed. During 2006, the Company incurred $0.5 million in severance and termination benefits, $0.2 million of other exit costs and $0.6 million of accelerated depreciation in connection with this program. Additional charges are expected to continue into 2007 during the manufacturing phase-out period.

•
Business segment realignment - In connection with the realignment of its business segments, the Company incurred $9.8 million of severance and termination benefits and $0.4 million of other exit costs, primarily to further de-layer management and streamline organizational structures.

•
Business Infrastructure Projects - These projects were developed primarily as a result of efforts to reduce stranded corporate costs resulting from the FiberVisions transaction discussed above. The goal of the projects is to realign the Company’s support organization through both reorganization and selected outsourcing and offshoring service arrangements such that a substantial proportion of the underlying costs become more variable in nature, providing the Company with greater flexibility to scale the level of support services required in response to changing business demands, as well as to access larger service organizations that can provide a greater depth and breadth of services. The Company realized approximately $10 million in annual savings due to the reorganization in 2006 and anticipates approximately $7 million in annual cost reductions to be achieved by the end of 2007 as a result of the outsourcing and offshoring projects.

In connection with the Business Infrastructure Projects, the Company plans to eliminate a number of positions worldwide. Accordingly, the Company has estimated it will provide approximately $14 million in severance and termination benefits as well as completion bonuses contingent upon the successful transition of job functions and responsibilities to the outsource and offshore service providers. A total of $2.9 million of severance and termination benefits has been incurred through December 31, 2006. While the majority of actions and charges will take place during 2007 and 2008, certain actions and cash flows will continue into 2009.

A more thorough discussion and complete summary of these restructuring programs is provided in Note 19 to the Consolidated Financial Statements.

Resolution of Income Tax Matters

During the fourth quarter of 2006, the Company settled substantially all issues related to Internal Revenue Service (“IRS”) audits for the years 1993 through 2003 resulting in the recognition of a $90.7 million tax benefit and the reversal of $48.7 million of tax reserves related to the divestiture of the former water treatment business which was previously classified as a discontinued operation. In addition, a tax benefit of $102.7 million was recorded for the expected utilization of existing capital loss carryforwards.

Retirement of High-Cost Debt

In April 2006, the Company completed a Tender Offer for its 11.125% senior notes due 2007 (the “Notes”) whereby the Company repurchased $102.9 million (book value) of the Notes for a total cash payment of $116.4 million including $4.5 million of accrued interest. Prior to the Tender Offer transaction, the Company had repurchased in the first quarter of 2006, $11.0 million (book value) of the Notes. The retirement of substantially all of the Notes along with principal payment on other debt issues, partially offset by debt issued by Hercules Tianpu for its expansion, resulted in the Company decreasing its total debt outstanding to a level below $1.0 billion at December 31, 2006.

Vertac Litigation

In July 2006, a panel of the U.S. Court of Appeals for the Eighth Circuit affirmed the Final Judgment of the District Court in connection with the lawsuit captioned United States of America v. Vertac Chemical Corporation, et al. (the “Vertac litigation”). The Company’s request for an en banc review of the panel’s determination was denied in September, 2006. In December 2006, the Company filed a petition for writ of certiorari, requesting review by the U.S. Supreme Court. In connection with the affirmation of the Final Judgment in July 2006, the Company recorded an additional charge of $106.0 million over amounts previously accrued related to the Vertac litigation. As of December 31, 2006, the Company has an accrued liability of $123.5 million, including interest. For a more thorough discussion of the Vertac litigation, see Note 13 to the Consolidated Financial Statements.

Adoption of SFAS 158

The Company adopted SFAS 158 effective December 31, 2006 which requires the recognition of the funded status of its defined benefit pension and other postretirement benefit plans in the Consolidated Balance Sheet. The funded status represents the difference between the fair value of the plans’ assets and the projected benefit obligation for pension plans and accumulated postretirement benefit obligation for other postretirement plans. As a result of the adoption of SFAS 158, the Company increased its pension and postretirement benefit obligations by $139.8 million, decreased prepaid benefits costs by $48.9 million, recorded deferred tax assets of $62.2 million and recorded an after-tax charge of $126.5 million to Accumulated other comprehensive losses included in Stockholders’ equity. For a more thorough discussion regarding the adoption of SFAS 158, see Notes 10 and 24 to the Consolidated Financial Statements.

Adoption of SFAS 123R

Effective January 1, 2006, the Company adopted SFAS 123R using the “modified prospective” method in which compensation cost is recognized for all awards granted to employees during 2006 as well as those awards granted prior to 2006 that remain unvested on the effective date. Upon the adoption of SFAS 123R, the Company recorded a $0.9 million benefit, net of income taxes, as a cumulative effect of a change in accounting principle to reflect the required change in accounting policy for the recognition of forfeitures. See Notes 14 and 24 to the Consolidated Financial Statements for additional disclosures.

Critical Accounting Estimates

The Company’s Summary of Significant Accounting Policies is provided in Item 8. The Company's discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Hercules to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Hercules evaluates its estimates on a regular basis, including those related to impairments of goodwill, intangible and other long-lived assets, income taxes, contingencies, including those related to litigation, environmental issues, asset retirement obligations and asbestos lawsuits and claims, pension and other benefit obligations and stock-based compensation. Hercules bases its estimates on various factors including historical experience, consultation and advice from third party subject matter experts and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management reviews significant estimates and related disclosures with the Audit Committee of the Board of Directors on a regular basis. Actual results may differ from these estimates.

Hercules believes that the following accounting estimates are critical due to the significant subjectivity and judgment necessary to account for the matters or the susceptibility of such matters to change and the effect of the estimates and assumptions on its consolidated financial statements.

Goodwill and Other Intangible Assets

The Company performs an annual assessment of its goodwill and intangible assets for impairment. In addition, the Company consistently considers factors including deterioration in future economic conditions, poor operating results in the reporting units, new or stronger competitors, or changes in technology that could indicate an inability to recover the carrying value of its goodwill and intangible assets, thereby requiring an impairment in the future. To assess impairment, the Company compares its reporting units’ book values of net assets, including goodwill, to its fair value. Fair value is estimated using a combination of valuation approaches including the market value and income approaches.

Income valuation methodologies are based on estimates of future cash flows discounted using a credit-adjusted risk-free rate of return (“discount rate”) that essentially represents the Company’s cost of capital. The estimate of future cash flows inherently involves significant management judgment as it represents a forecast of future events. In addition, the discount rate is also subject to change from year-to-year based on the relative balance of debt and equity, actual rates of interest on outstanding debt and the Company’s stock price. Any change in the discount rate could have a significant impact on the discounted cash flows underlying the Company’s valuations.

Other Long-Lived Assets

The Company tests other long-lived assets, including property, plant and equipment, for impairment based on an assessment of factors including deterioration in future economic conditions, poor operating results in a business, the determination that the long-lived asset is unsuitable for one reason or another, new or stronger competitors, or changes in technology, that could indicate an inability to recover the carrying value of the asset, thereby requiring an impairment in the future. In some cases, the underlying assessment is subjective in nature and represents a significant degree of judgment.

Deferred Tax Asset Valuation Allowance

The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized after consideration of future taxable income and reasonable tax planning strategies. In the event that Hercules were to determine that it would not be able to realize all or part of its deferred tax assets for which a valuation allowance had not been established, or is able to utilize capital and/or operating loss carryforwards for which a valuation allowance had been established, an adjustment to the deferred tax asset will be reflected in income in the period such determination is made.

Environmental Matters and Asset Retirement Obligations

Hercules establishes reserves for environmental matters and asset retirement obligations when a legal obligation exists and the fair value of the liability can be reasonably estimated. In addition, the Company recognizes a loss for environmental-related litigation and other contingencies when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The actual costs will depend upon numerous factors, including: the estimated useful life of the Company’s manufacturing facilities and significant component assets, changes in the nature or use of existing assets and facilities, the number of parties found responsible at each environmental site and their ability to pay, the actual methods of remediation required or agreed to, outcomes of negotiations with regulatory authorities, outcomes of litigation, changes in the timing of required remedial activities, changes in the discount rates used to determine the fair value of obligations, changes in environmental laws and regulations, technological developments, the years of remedial activity required and changes in the number or financial exposures of claims, lawsuits, settlements or judgments, or in the ability to reduce such financial exposures by collecting indemnity payments from insurers. Each factor is considered sensitive to variation which could impact estimates of the timing and amount of cash flows.

Asbestos-Related Contingencies

Hercules has established reserves for asbestos-related personal injury lawsuits and claims based upon the results of an annual actuarial study of its asbestos-related liabilities by a recognized expert at a major national university. This study is based on a number of assumptions including the number of future claims, the timing and amount of future payments, disease, venue, and the dynamic nature of asbestos litigation and other circumstances. While the expert noted above has applied his methodology in determining the Company’s reasonably possible range of exposures for these liabilities on a consistent basis, other methods in practice exist which place a differing degree of emphasis on the underlying variables used to measure asbestos-related contingencies. Such other methods could yield significantly different ranges of reasonably possible exposures.

Pension and Other Postretirement Benefits

Pension and other postretirement benefit obligations and the related expense (income) are determined based upon actuarial assumptions regarding mortality, medical inflation rates, discount rates, long-term return on assets, salary increases, Medicare availability and other factors. Changes in these assumptions can result in changes to the recognized pension and other postretirement benefits expense and recorded liabilities.

The assets and liabilities associated with the Company's defined benefit plans are subject to interest rate and market risk. A 100-basis point decrease or increase in the discount rate has an unfavorable or favorable impact of approximately $195 million on the U.S. defined benefit plan’s projected benefit obligation. A 100-basis point decrease or increase in the assumed rate of return has an unfavorable or favorable impact of approximately $13 million on the estimated expense for the U.S. pension and postretirement plans in 2007 (see Note 10  to the Consolidated Financial Statements).

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options issued as compensation. The model determines a fair value based on a number of key variables including the grant date price of Hercules common stock and the related exercise or strike price, estimated dividend yield, estimated term of the option prior to exercise, risk free rate of interest over the estimated term and a measure of the volatility of Hercules common stock over the estimated term. Certain of these variables encompass a degree of subjectivity whose variability could result in significantly different values for the grant date fair value of stock option awards. In addition, the charge for compensation cost associated with stock options as well as restricted stock is based upon the number of awards that are expected to vest. This measure implicitly includes an estimate for forfeitures based on employee turnover, reductions in force and other factors specific to the award recipient population. Accordingly, the Company has developed an estimate for forfeitures based on recent historical experience rates that incorporate the different forfeiture and exercise patterns of officers and all other employees.

Results of Operations - Consolidated Review

Net sales for the years ended December 31, 2006, 2005 and 2004 were as follows:
	2006	2005	2004	2006 Change	2005 Change
Net sales	$2,035.3	$2,055.0	$1,984.3	$(19.7)	$70.7

Net sales for 2006 decreased approximately 1% from 2005 primarily as a result of the Company’s disposition of a majority interest in FiberVisions on March 31, 2006. FiberVisions’ sales during 2006 were $69.2 million whereas 2005 included a full year in the amount of $282.7 million. Excluding the impact of FiberVisions, net sales for 2006 increased as a result of $183.3 million, or 24%, higher volume, $47.8 million, or 3%, attributable to higher pricing and $8.1 million due to favorable rates of exchange partially offset by $45.4 million, or 2%, lower product mix. The increase in volume was attributable to a combination of Aqualon’s guar and guar derivatives sales to the energy industry and MC sales resulting from the consolidation of Hercules Tianpu as well as organic growth from PTV and Aqualon’s other business units. In addition, the guar and guar derivatives and MC acquisitions have significantly changed the product mix profile of Aqualon when compared to the prior year period resulting in a lower-priced product mix. Pricing increases have been implemented throughout a number of product lines for both PTV and Aqualon in order to recover raw material, energy and transportation cost increases; however, pricing pressure continued in the MC construction markets. While the Euro continued to strengthen versus the U.S. Dollar during the latter part of 2006, the average was essentially flat compared to 2005.

Net sales for 2005 increased 4% from 2004 primarily as a result of $59.4 million, or 3%, in higher pricing and $31.0 million, or 2%, from higher rates of exchange offset by a $16.9 million, or 1%, decrease in volume. There was also a slight decrease of $2.8 million attributable to a broad change in product mix. PTV and Aqualon experienced volume increases of 1% and 3%, respectively. The overall decline in volume was primarily attributable to FiberVisions as a result of the continuing trend of product substitution in favor of spunbond technology for diaper coverstock. Additional volume declines related to efforts to shed unprofitable accounts for both FiberVisions and Aqualon.

The tables below reflect Net sales per region and the percentage change from the respective prior year periods as well as the percentage change excluding the impact of rates of exchange (“ROE”):

				% Change Excluding
Regions	2006	2005	% Change	ROE
North America	$1,003.2	$967.9	4%	3%
Europe	696.0	747.7	(7)%	(6)%
Asia Pacific	227.4	233.7	(3)%	(3)%
Latin America	108.7	105.7	3%	(1)%
All regions	$2,035.3	$2,055.0	(1)%	(1)%

				% Change Excluding
Regions	2005	2004	% Change	ROE
North America	$967.9	$909.6	6%	6%
Europe	747.7	761.8	(2)%	(4)%
Asia Pacific	233.7	214.4	9%	7%
Latin America	105.7	98.5	7%	(1)%
All regions	$2,055.0	$1,984.3	4%	2%

Excluding the impact of FiberVisions, sales increased in all regions on an aggregate basis as compared to 2005. Sales in the Americas were particularly strong for both PTV and Aqualon. Within Europe, Aqualon sales continued a strong recovery from the prior year, particularly in the coatings and construction markets, while PTV continued to experience softness due to excess capacity and regional market fragmentation, continuing the trend that began during 2005. Emerging markets in China and Eastern Europe continued to provide strong growth opportunities for both PTV and Aqualon while both segments experienced more modest growth in developing markets in the Latin American and Asia Pacific regions.

During 2005, Net sales increased in North America by 6% as compared to 2004. European markets were soft due to weakened demand, aggressive competition and industry overcapacity in certain product lines, all of which limited the ability to raise prices to recapture a portion of incrementally higher costs. Despite slower growth in the established economies, emerging markets were strong. On an annual basis, Asia Pacific, including China, was up 9%, Eastern Europe was up 14% and Brazil, for PTV in particular, was up 29%. Within Asia Pacific, China was especially strong with sales up 23% across all segments.

	2006	2005	2004	2006 Change	2005 Change
Cost of sales	$1,343.4	$1,391.1	$1,291.6	$(47.7)	$99.5

Cost of sales decreased $47.7 million, or 3%, during 2006 as compared to 2005 primarily reflecting the absence of FiberVisions’ costs subsequent to March 31, 2006. As a percent of sales, cost of sales decreased to 66% in 2006 as compared to 68% in 2005, also reflecting the absence of FiberVisions, which experienced significantly rising costs for polypropylene in the prior year period. Absent the effect of FiberVisions, overall costs for raw materials and utilities were higher during 2006 as compared to 2005. Price increases and surcharges have recovered a substantial portion, but not all of the related cost increases. In addition, improved fixed cost absorption, primarily attributable to Aqualon as production remained at capacity for a number of high demand products, as well as lower freight partially offset the higher costs. On an aggregate basis, raw material and energy costs increased $55.7 million over 2005 levels. While the rate of increase in costs has moderated, the overall trend of increasing costs has continued from the second half of 2005, when spikes occurred primarily due to the Gulf Coast hurricanes and the related impact on the raw material suppliers and logistics infrastructure.

Cost of sales increased $99.5 million, or 8%, during 2005 as compared to 2004. As a percent of sales, cost of sales increased to 68% in 2005 as compared to 65% in 2004, primarily reflecting the acceleration of raw material, freight and energy costs at rates more rapid than those which have or could be recovered through price increases and related surcharges. These increases included record highs for certain raw materials, including polypropylene. On an aggregate basis, raw material costs increased $76.0 million over 2004 levels. A significant portion of this increase was attributable to the hurricanes in the United States’ Gulf Coast region which severely impacted petroleum and related by-product refining capabilities and damaged the distribution infrastructure, further constraining supply. A number of key suppliers declared force majeure and placed the Company on an allocation basis for certain key raw materials and feedstock derivatives. In order to maintain production and commitments to customers, alternative supply sources were utilized resulting in significantly higher cost and transportation charges. In addition to increased raw material prices, energy costs were also adversely impacted by the storms as well as a general increase in global demand. Despite these significant challenges, the Company was able to lower overall manufacturing costs primarily due to restructuring efforts in the current and prior years.

	2006	2005	2004	2006 Change	2005 Change
Selling, general and administrative expenses	$372.2	$382.5	$382.1	$(10.3)	$0.4

Selling, general and administrative expenses (“SG&A”) decreased 3% during 2006 as compared to 2005 reflecting the lower wage and employee expense base attributable to lower overall headcount from current and prior period restructuring actions. In addition, 2006 SG&A reflected lower professional fees, including audit and tax consulting fees as well as legal fees resulting from the completion and settlement attributable to PTV’s patent infringement litigation. The sale of FiberVisions also contributed to the decrease. These decreases were partially offset by higher postretirement benefits costs, higher incentive compensation charges attributable to improved performance and a higher number of awards outstanding, higher bad debt charges, higher average rates of exchange and indirect costs attributable to supporting growth in the Asia Pacific region including the new joint venture, Hercules Tianpu. As a percent of sales, SG&A costs were reduced to 18% in 2006 as compared to 19% during 2005. During the first quarter of 2007, the Company expects to accelerate the amortization for certain 2004 restricted stock awards based on the anticipated achievement of certain share-price benchmarks resulting in an incremental charge of approximately $3 million.

Despite inflation, increased rates of exchange and rising employee benefits costs, restructuring and cost rationalization efforts during 2005 and prior years allowed the Company to maintain 2005 SG&A costs at levels comparable with 2004. In addition to lower personnel-related costs, including travel and entertainment, SG&A costs in 2005 reflected lower professional and consulting fees due to a normalization of compliance efforts for Sarbanes-Oxley, and lower bad debt expense and insurance costs. These decreases were somewhat offset by higher information technology costs and higher legal defense costs primarily attributable to PTV’s patent infringement litigation. As a percent of sales, SG&A costs were essentially flat at 19% when comparing 2005 to 2004.

	2006	2005	2004	2006 Change	2005 Change
Research and development	$38.8	$40.8	$42.7	$(2.0)	$(1.9)

Research and development charges decreased 5% and 4% during 2006 and 2005, respectively, primarily as a result of the FiberVisions transaction and the aforementioned consolidation efforts in 2006 as well as the impact of cost containment efforts particularly with respect to Corporate research. Research and development expenses remained relatively stable at 2% as a percentage of sales for all three periods.

	2006	2005	2004	2006 Change	2005 Change
Intangible asset amortization	$7.2	$8.0	$8.1	$(0.8)	$(0.1)

Intangible asset amortization decreased during 2006 primarily as a result of the absence of amortization for FiberVisions’ intangible assets partially offset by increases in amortization attributable to intangible assets recognized with the Benchmark acquisition and consolidation of Hercules Tianpu. Amortization is expected to be $7.1 million for 2007, $6.8 million for 2008, $5.5 million for 2009, $5.3 million for 2010 and $4.4 million for 2011 as various amortization terms expire.

	2006	2005	2004	2006 Change	2005 Change
Impairment of FiberVisions goodwill	$—	$52.9	$—	$(52.9)	$52.9

In connection with the initial commitment to sell a majority interest in FiberVisions, the Company was required to test the underlying goodwill asset recorded in that segment for recoverability. The test indicated that the carrying value of goodwill exceeded its fair value. Accordingly, the Company recorded an impairment charge of $52.9 million effective as of December 31, 2005. The impairment charge was based on an estimate of the fair value for the entire division as determined by the negotiated sales price for the sale of a majority interest.

	2006	2005	2004	2006 Change	2005 Change
Other operating expense, net	$25.1	$39.4	$26.9	$(14.3)	$12.5

Other operating expense, net for 2006 reflects $21.1 million in severance benefits and other exit costs resulting from the scheduled termination of approximately 300 employees, accelerated depreciation and amortization of $5.1 million as well as $3.2 million of asset impairment charges primarily attributable to the Company’s continued execution on several restructuring and rationalization programs that began during 2005 and new programs that were initiated during 2006 (see Note 19 to the Consolidated Financial Statements). The 2006 programs include the Business Infrastructure Projects, a substantial effort to de-layer and reposition management in connection with the segment realignment as well as PTV’s initiation of an alliance agreement for the manufacturing and marketing of certain rosin-based sizing products. A number of these actions result in severance and termination benefits being accrued over periods during which the affected employees are required to provide continuing services. Also included in 2006 is a charge related to the settlement of a product liability claim for $1.3 million, net of recoveries from insurance, site dismantlement costs of $1.6 million primarily attributable to the Wilmington Research Center revitalization project, $0.8 million of environmental charges including asset retirement obligation accretion and $1.5 million of other miscellaneous operating costs. These costs were partially offset by gains of $6.2 million primarily related to the disposition of excess land at operating facilities in Parlin, New Jersey, Tarragona, Spain and Alizay, France and a $3.3 million legal settlement, net of related costs, attributable to a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers.

During 2005, the Company executed a number of restructuring and rationalization programs and recorded total charges of $37.3 million, including severance and other exit costs of $31.8 million that resulted in headcount reduction of approximately 490 employees; asset impairments of $0.5 million; accelerated depreciation charges of $3.5 million; and inventory and spare parts write-downs of $1.5 million. Other charges for 2005 include $0.7 million related to legal settlements, $0.2 million of accretion expense attributable to asset retirement obligations for active operating sites, losses on asset dispositions of $0.1 million and $1.1 million for all other miscellaneous charges.

During 2004, the Company incurred $9.6 million attributable to severance and other exit costs that resulted from the termination of approximately 160 employees. In addition, asset impairment charges of $7.3 million were recorded reflecting $3.6 million attributable to a raw material production line at the Hopewell, Virginia manufacturing facility, $2.9 million related to the closure of the former Kalamazoo, Michigan manufacturing facility and $0.5 million and $0.3 million for certain lines at the Pendlebury, UK and Savannah, Georgia manufacturing facilities, respectively. The Company also incurred $6.5 million of shutdown costs related to the former Nitrocellulose facility at Parlin, New Jersey as well as $1.6 million for a special executive pension adjustment. Other charges for 2004 include $1.0 million attributable to losses on the disposition of operating assets, $0.4 million of accretion expense attributable to asset retirement obligations and other remediation charges for active operating sites and $0.5 million for all other miscellaneous charges.

	2006	2005	2004	2006 Change	2005 Change
Interest and debt expense	$71.2	$89.4	$108.7	$(18.2)	$(19.3)

Interest and debt expense for 2006 decreased $18.2 million, or 20%, from 2005 as a result of lower outstanding debt balances, primarily reflecting the Company’s repurchase of $113.9 million of its 11.125% notes including a $102.9 million repurchase in April 2006 associated with a tender offer. The resulting impact was a combined reduction of $15.8 million in interest and amortization of issuance costs. Also contributing to the reduction was an offset to interest expense of $7.1 million attributed to the cross-currency interest rate swaps, $1.0 million attributable to lower outstanding balances on the 6.5% junior subordinated deferrable interest debentures, $0.8 million attributable to the absence of FiberVisions debt and $0.3 million of lower credit facility fees. These decreases were partially offset by increasing LIBOR-based interest rates on the Company’s Term B loan resulting in $6.4 million higher interest expense and $0.4 million related to borrowings utilized to finance Hercules Tianpu’s MC capacity expansion project in China. The three-month LIBOR rate has increased by 279 basis points since the beginning of 2005 and 82 basis points during 2006.

Interest and debt expense for 2005 decreased $19.3 million, or 18%, from 2004 primarily as a result of lower outstanding debt balances. This primarily resulted from the Company’s repurchase of $96.0 million (principal) of the 11.125% notes during 2005. The impact of debt repurchases more than offset the unfavorable effect of increasing variable rates on the Company’s Term B Loan. In addition, bank fees were lower during 2005 and the Company had lower amortization of deferred debt issuance costs primarily as a result of continuing debt repurchases.

	2006	2005	2004	2006 Change	2005 Change
Vertac litigation charges	$108.5	$15.0	$—	$93.5	$15.0

As a result of a ruling in the Vertac litigation, the Company recorded a $106.0 million incremental charge, including interest in the second quarter of 2006, to increase the accrual initially provided during 2005. Interest continues to accrue on the judgment while the Company seeks review by the United States Supreme Court (see Note 13 to the Consolidated Financial Statements).

	2006	2005	2004	2006 Change	2005 Change
Gain on sale of CP Kelco ApS	$—	$—	$(27.0)	$—	$27.0

During 2004, the Company sold its 28% minority ownership interest in CP Kelco ApS to a subsidiary of J.M. Huber Corporation for $27.0 million. The book value of the investment was previously written down to zero during 2002, thereby resulting in a gain equivalent to the sales proceeds.

	2006	2005	2004	2006 Change	2005 Change
Other expense, net	$65.7	$71.3	$116.7	$(5.6)	$(45.4)

During 2006, the Company incurred charges of $29.0 million with respect to its asbestos-related liabilities including $20.0 million to reestablish the reserve to the appropriate level as determined by the independent reserve study and $9.9 million for asbestos-related legal expenses partially offset by $0.9 million of accretion income from the asbestos-insurance trusts (see Note 13 to the Consolidated Financial Statements). On March 31, 2006, the Company sold a majority interest in FiberVisions for $27.0 million and realized a loss of $13.3 million. The loss reflects transaction costs, income tax indemnifications, the assumption of certain obligations and other post-closing adjustments including $5.7 million of additional contributions attributable to post-closing performance (see Note 3 to the Consolidated Financial Statements).

Other expenses, net for 2006 also includes $11.4 million of premiums and debt issuance cost write-offs primarily attributable to the repurchase of the 11.125% notes, $9.2 million for legal expenses and settlements attributable to previously divested businesses and $6.5 million of environmental-related expenses including $0.6 million related to asset retirement obligation accretion and revisions for former operating sites, $3.9 million for exposures at sites for which former businesses were identified as a potentially responsible party and $2.0 million of continuing demolition and remediation at other former operating sites. Partially offsetting these charges are certain cost recoveries related to previously divested businesses, the realization of currency translation adjustments attributable to the liquidation of certain inactive legal entities, interest and other miscellaneous income. The combined amount of these offsetting items was $2.3 million. The Company also realized a gain of $1.4 million on the sale of its former operating facility in Addison, Illinois.

During 2005, the Company recorded a charge of $37.5 million to reestablish and increase its asbestos-related reserves based on the annual reserve study. In addition, the Company incurred $9.3 million for asbestos-related litigation costs which was partially offset by $1.6 million of accretion income from the asbestos-insurance trusts and $0.6 million in other related insurance and legal recoveries. The Company also incurred $7.3 million in environmental charges attributable to non-operating sites or related activities associated with previously divested businesses. Of the total, $3.4 million was attributable to revisions in the asset retirement obligations for two sites as a result of changes in the timing of projected net cash flows, $1.7 million related to accretion expense attributable to asset retirement obligations and $2.2 million was for other environmental-related charges. Other expenses, net for 2005 also included charges of $18.9 million for the settlement of several cases relating to previously divested businesses, the most significant of which related to the former Composite Products division as well as premiums of $14.3 million for repurchases of the Company’s 11.125% notes and $1.8 million for the write-off of related unamortized debt issuance costs, partially offset by a $1.9 million gain related to the repurchase of CRESTS Units.

These items were partially offset by $10.9 million of gains on the disposition of properties sold during 2005 in Langhorne, Pennsylvania and Burlington, New Jersey that were non-operating facilities associated with the previously divested water treatment and resins businesses, respectively. Approximately $4.4 million of the total gain related to the transfer of an asset retirement obligation in connection with the sale of the Burlington property. In addition, the Company realized other miscellaneous income of $2.9 million, net of all other miscellaneous expenses.

During 2004, the Company reached settlements with a number of its insurers regarding asbestos-related claims. The effect of those settlements as well as the annual adjustment to the asbestos reserves resulted in a net charge of $31.2 million. Other asbestos-related charges reflected litigation costs and settlements of $17.9 million partially offset by $0.3 million of accretion income from the asbestos-insurance trusts established as a result of the settlements. Other expenses, net for 2004 also included legal settlements of $19.2 million primarily due to the settlement of certain litigation related to the former Composite Products division as well as other litigation attributable to previously divested businesses and activities, $14.1 million of debt issuance costs associated with its April 2004 debt refinancing, premiums of $30.2 million and $4.0 million of debt issuance costs write-offs associated with the repurchase of 11.125% senior notes throughout 2004. These costs were partially offset by a $7.3 million gain related to the repurchase of CRESTS Units.

During 2004, the Company also incurred $7.6 million in environmental charges attributable to non-operating sites or related activities associated with previously divested businesses including $1.6 million of accretion expense, $4.2 million attributable to revisions in asset retirement obligations and $0.9 million for all other environmental-related charges including demolition work at various former operating sites. The Company also recorded an asset impairment charge of $1.9 million for the former Langhorne, Pennsylvania site in connection with its reclassification as an asset held for sale. All other miscellaneous expense and income items aggregated to net other income of $0.9 million.

	2006	2005	2004	2006 Change	2005 Change
(Benefit) provision for income taxes	$(192.2)	$(3.8)	$3.8	$(188.4)	$(7.6)

The effective tax benefit rate for 2006 was not meaningful when compared to income before income taxes as it was primarily impacted by the resolution of substantially all issues related to Federal tax audits for the years 1993 through 2003 and the utilization of capital loss carryforwards. The settlement of IRS audits resulted in a reversal of $44.1 million of income tax reserves as well as $49.7 million of tax refunds and interest income. In addition, the provision reflects a tax benefit of $102.7 million for the expected utilization of existing capital loss carryforwards. The change in valuation allowance for deferred tax assets reflects utilization of the aforementioned capital loss carryforwards, the basis difference in the carrying value of the Company’s investment in FiberVisions and the increase in state deferred tax assets.

The effective tax benefit rate for 2005 was 11%, and was impacted by a $10.0 million reversal of federal income tax reserves due to favorable resolutions of prior year tax issues and net interest income of $2.9 million resulting from the refund of excess cash tax deposits. These favorable benefits were offset by a $7.1 million increase to state tax expense relating to the filing of amended income tax returns to reflect IRS audit adjustments as well as a $7.6 million charge related to previously undistributed foreign earnings triggered by the transaction to sell a majority interest in FiberVisions. The change in the valuation allowance on deferred tax assets reflects the utilization of capital loss carryforwards, the utilization and expiration of state net operating loss carryforwards, and the impairment charge on the carrying value of FiberVisions.

The effective tax rate in 2004 of 11% reflected the benefit of the CP Kelco ApS gain and the reduction of the valuation allowance related to capital losses partially offset by an increase in tax reserves.

	2006	2005	2004	2006 Change	2005 Change
Minority interests in earnings of consolidated subsidiaries	$(1.4)	$(1.0)	$(0.9)	$(0.4)	$(0.1)

Minority interests in earnings of consolidated subsidiaries during 2006 primarily reflect the impact of the consolidation of Hercules Tianpu effective April 1, 2006 while the prior year periods primarily reflect the impact of FiberVisions’ bicomponent fibers marketing joint venture entities.

	2006	2005	2004	2006 Change	2005 Change
Equity loss of affiliated companies, net of tax	$(3.2)	$0.5	$0.9	$(3.7)	$(0.4)

The equity loss for 2006 primarily includes a loss of $3.4 million attributable to the Company’s 49% interest in FiberVisions reflecting continued raw material pricing challenges, partially offset by income from certain other relatively insignificant equity investments. These equity investments generated earnings during 2005 and 2004.

	2006	2005	2004	2006 Change	2005 Change
Net income (loss) from discontinued operations, net of tax	$47.0	$(6.5)	$(2.6)	$53.5	$(3.9)

Net income from discontinued operations for 2006 includes $48.7 million attributable to the reversal of various income tax reserves with respect to the completion and settlement of IRS audits for 2002 and 2003. These reserves were established in connection with the Betz Dearborn water treatment business disposition which was classified as a discontinued operation effective 2001. In addition, discontinued operations reflect the results of operations from the Company’s terpenes specialties business. Net sales included therein are $2.5 million, $13.7 million and $12.4 million for 2006, 2005 and 2004, respectively. The terpenes specialties business generated operating losses of $2.6 million, $9.9 million and $4.0 million for 2006, 2005 and 2004, respectively and includes restructuring charges and other exit costs as well as asset impairment charges of $1.6 million and $8.1 million for 2006 and 2005, respectively.

	2006	2005	2004	2006 Change	2005 Change
Cumulative effect of changes in accounting principle, net of tax	$0.9	$(2.5)	$—	$3.4	$(2.5)

As a result of the adoption of SFAS 123R effective January 1, 2006, the Company recorded a $0.9 million benefit, net of income taxes, as a cumulative effect of a change in accounting principle (see Notes 14 and 24 to the Consolidated Financial Statements).

Effective December 31, 2005, the Company adopted the provisions of FASB Interpretation No. 47, “Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143” (“FIN 47”) and recognized a cumulative effect adjustment of $2.5 million, net of tax (see Notes 12 and 24 to the Consolidated Financial Statements).

Results of Operations - Segment Review

         The tables below reflect Net sales and Profit from operations for the comparative periods 2006 vs. 2005 and 2005 vs. 2004, respectively. Substantially all reconciling items have been allocated to the segments.

	2006	2005	Change	% Change
Net sales:
Paper Technologies and Ventures	$1,075.3	$1,017.3	$58.0	6%
Aqualon Group	890.8	755.0	135.8	18%
FiberVisions	69.2	282.7	(213.5)	(76)%

Consolidated	$2,035.3	$2,055.0	$(19.7)	(1)%
Profit from operations:
Paper Technologies and Ventures	$80.8	$61.4	$19.4	32%
Aqualon Group	187.4	155.5	31.9	21%
FiberVisions	0.5	(64.9)	65.4	NM
Corporate Items	(20.1)	(11.7)	(8.4)	(72)%

Consolidated	$248.6	$140.3	$108.3	77%

	2005	2004	Change	% Change
Net sales:
Paper Technologies and Ventures	$1,017.3	$978.5	$38.8	4%
Aqualon Group	755.0	724.6	30.4	4%
FiberVisions	282.7	281.2	1.5	1%

Consolidated	$2,055.0	$1,984.3	$70.7	4%
Profit from operations:
Paper Technologies and Ventures	$61.4	$84.5	$(23.1)	(27)%
Aqualon Group	155.5	157.9	(2.4)	(2)%
FiberVisions	(64.9)	(4.1)	(60.8)	NM
Corporate Items	(11.7)	(5.4)	(6.3)	NM

Consolidated	$140.3	$232.9	$(92.6)	(40)%

NM = not meaningful

The tables below reflect Net sales percentage changes for the years ended December 31, 2006 and 2005 as compared to the same periods in 2005 and 2004, respectively.

2006	Net Sales Percentage Increase (Decrease) from 2005 Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Paper Technologies and Ventures	—	1%	4%	1%	6%
Aqualon Group	24%	(7)%	1%	—	18%
FiberVisions	(76)%	—	—	—	(76)%

Consolidated	(2)%	(2)%	3%	—	(1)%

2005	Net Sales Percentage Increase (Decrease) from 2004 Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Paper Technologies and Ventures	1%	(1)%	1%	3%	4%
Aqualon Group	3%	—	—	1%	4%
FiberVisions	(13)%	—	13%	1%	1%

Consolidated	(1)%	—	3%	2%	4%

Paper Technologies and Ventures

The following table reflects PTV’s sales revenues on a disaggregated basis:

	2006	2005	2004
Paper Technologies	$851.0	$810.7	$779.0
Ventures	224.3	206.6	199.5
	$1,075.3	$1,017.3	$978.5

2006 compared to 2005

PTV’s sales increased $58.0 million, or 6%, to $1,075.3 million during 2006 as compared to $1,017.3 million during 2005. The increase was attributable to 4% higher average prices, 1% improved product mix and 1% higher rates of exchange. The impact of volume was relatively flat. Overall, improved performance in the Americas offset the continued challenging economic conditions in the Western European paper market. Volume growth was achieved in the Americas and in Asia offsetting declines in Europe. Increased pricing was achieved in all regions with higher increases in the Americas and Asia, as opposed to Europe where price increases were more modest. In addition, revenues in emerging markets including Brazil, China, the Middle East and Africa exceeded prior year levels. In the aggregate, price increases of $37.9 million exceeded raw material cost increases of $36.0 million, resulting in a recovery of 105% during 2006.

Paper Technologies sales increased 5% during 2006 as compared to 2005. The increase reflects higher volumes, increased pricing and favorable rates of exchange partially offset by an unfavorable product mix. Higher volumes are primarily attributable to the marketing and manufacturing alliance for rosin size products partially offset by the continuing impact of customer bankruptcies and mill closures, particularly in Southern Europe. Price increases have been achieved in all regions of the world with the largest increase attributable to the Americas. The unfavorable product mix reflects higher sales of lower-priced functional products in both North America and emerging Asia markets.

Venture sales increased 9% during 2006 as compared to 2005. The increase reflects improved product mix as well as higher pricing and favorable rates of exchange partially offset by lower volume. The improved mix reflects higher sales of water management, lubricants and adhesive products.

PTV’s success with new product launches and increasing selling prices to reflect value in both the process and functional products families represents a continuing trend as the segment has commercialized an expanding portfolio of new products and applications, including many that are environmentally friendly and are therefore more highly valued in certain regions. Most of these products provide substantially higher margins. On an aggregated basis, revenues from new product introductions during 2006 increased approximately 76% over 2005. Overall, approximately 25% of PTV’s total revenues were derived from products that are less than five years old.

Profit from operations increased $19.4 million, or 32%, to $80.8 million during 2006 as compared to $61.4 million for 2005. The increase reflects higher volume and improved selling prices, which contributed to the recovery of higher raw material, transportation and energy costs. In addition, PTV incurred lower SG&A expenses primarily as a result of the significant restructuring actions taken during the current and prior year. Additionally, legal fees associated with patent defense costs were substantially lower than the prior year period as the patent infringement suit was settled during 2006. The disposal of excess land at the Tarragona, Spain facility resulted in a realized gain of $2.9 million thereby contributing to the decrease in other operating costs. These decreases were partially offset by higher corporate support costs, primarily related to incentive compensation, as well as bad debt accruals.

Primarily as a result of the rapid escalation in costs experienced in the second half of 2005 and continuing into 2006, overall costs for raw materials, transportation and energy for 2006 increased $36.8 million over 2005 levels. In addition to energy-related price pressure, supply for certain raw materials in certain regions remains constrained. In particular, crude tall oil rosin prices remain at high levels due to high demand and limited supply, particularly in Europe. Increased demand for gum rosin in the Asia Pacific region, particularly due to domestic consumption in China and certain weather events, resulted in higher costs during 2006. Additionally, pricing for adipic acid and epichlorohydrin continues to be stable at relatively high levels and prices for methanol have increased sharply due to outages and supplier force majeure actions.

With respect to restructuring actions, PTV recorded charges of $10.5 million during 2006 for severance benefits and other exit costs primarily attributable to continuing efforts to de-layer management and streamline the sales and marketing organization in connection with the segment realignment as well as the manufacturing rationalization attributable to PTV’s rosin-sizing product alliance transaction. These costs also include charges attributable to the closing of the research facility in Jacksonville, Florida and its related relocation to Wilmington, Delaware. PTV results reflect $3.1 million of accelerated depreciation charges of which $2.1 million is attributable to the closure of the Pendlebury, United Kingdom manufacturing facility during the three months ended March 31, 2006. The remaining $1.0 million is related to the closing of the Jacksonville facility and the shut-down of certain production lines at manufacturing facilities in connection with the aforementioned alliance.

2005 compared to 2004

PTV’s sales increased $38.8 million, or 4%, to $1,017.3 million in 2005 as compared to $978.5 million in 2004. The increase was attributable to 3% higher average rates of exchange, 1% higher volume and 1% for the impact of higher prices partially offset by a 1% change in the product sales mix. Overall sales increased 3% excluding rates of exchange, reflecting price increases related to raw materials and energy cost recovery as well as contractual pricing increases and pricing for new products. The Americas paper and paperboard markets experienced relatively stable conditions during 2005. European conditions proved somewhat challenging particularly in the established western economies and were impacted by regional events including a countrywide lockout by paper producers in Finland, which shut down production for nearly two months during 2005. Competitive conditions due to slow demand in Europe as well as capacity additions in all market sectors of Asia Pacific challenged the ability to increase prices for various products including wet-strength and rosin-based products despite raw material cost increases.

Offsetting these challenges, PTV experienced success in expanding its presence in emerging markets and growing its business from new product and technology launches. When compared to 2004, sales to customers in Brazil, Eastern Europe and China increased 29%, 17% and 21%, respectively. During 2005, revenues from new product launches were approximately $75 million, a 97% increase as compared to 2004. Overall, PTV derived approximately 25% of its total revenues from products that are less than 5 years old during 2005.

On a disaggregated basis, Paper Technologies sales increased 4% during 2005 as compared to 2004 while Venture sales increased 3% during the same period. Paper Technologies sales reflect the aggregate trends for PTV including organic growth across the broad product spectrum in emerging markets, with general stability in North America while Western Europe remained challenging. Venture sales increased primarily as a result of an expansion of a water treatment chemical supply agreement as well as growth in the sales of adhesives products, partially offset by declines in lubricants products including pentaerythritol.

Profit from operations for PTV decreased $23.1 million, or 27%, to $61.4 million in 2005 as compared to $84.5 million in 2004. The decrease in profit from operations experienced during 2005 is largely attributable to the significant increase in raw materials, energy and transportation costs that continued from 2004 and was further exacerbated by hurricanes in the United States’ Gulf Coast. Despite corresponding pricing increases where applicable and where the competitive environment allowed for such actions, PTV was only able to recover approximately 57% of the cost increases for these categories. The escalation of certain costs was not able to be recaptured through price increases as rapidly due to the term nature of certain contracts.

Key feedstock derivatives including adipic acid, caustic, epichlorohydrin, ethylene and propylene-based derivatives all experienced record high costs during the latter part of 2005. In addition, supply was constrained due to a number of supplier force majeure actions resulting from hurricanes. Supply for certain materials was constrained due to infrastructure damage in the Gulf coast region. Alternative supplies and logistics were obtained from other sources where possible, including overseas, resulting in surcharges and higher transportation and air freight costs. Costs for raw materials, including gum and tall oil rosins were also adversely impacted by growing global demand particularly in China. On an aggregate basis, raw material costs increased approximately $22 million, or 5%, over 2004 levels.

The adverse impact of the storms was estimated at approximately $5.3 million including $3.7 million attributable to raw materials. The impact of the paper producer action in Finland was estimated at approximately $1.3 million in lost profitability as PTV was unable to recover all of the lost volume in the periods subsequent to the resolution.

In addition to these issues, PTV recorded $20.6 million of charges related to several broad restructuring programs. Of the total, $4.9 million was attributable to the actions to consolidate the research and development functions into centralized locations, $3.0 million related to manufacturing rationalizations including accelerated depreciation and severance charges associated with the closure of the Pandaan, Indonesia manufacturing facility and the scheduled closure of the Pendlebury, UK manufacturing facility and $12.7 million was primarily for severance charges associated with global efforts to de-layer management and support and realign the marketing organization. PTV also experienced higher legal defense costs during 2005 primarily as a result of patent infringement litigation. The reduction of SG&A costs, resulting from current and prior year restructuring activities and work process improvements, partially offset these issues.

Aqualon Group

The following table reflects Aqualon’s sales revenues on a disaggregated basis:

	2006	2005	2004
Coatings and Construction	$398.3	$356.4	$346.8
Regulated	188.2	174.1	157.7
Energy and Specialties	304.3	224.5	220.1
	$890.8	$755.0	$724.6

2006 compared to 2005

Aqualon’s sales increased $135.8 million, or 18%, to $890.8 million during 2006 as compared to $755.0 million during 2005. The increase is attributable to 24% higher volume and 1% higher average prices partially offset by 7% unfavorable product mix. Approximately 42% of the total increase was attributable to Aqualon’s acquisition of the guar and guar derivatives business from Benchmark and the consolidation of Hercules Tianpu. Aqualon experienced increased sales in all of its business lines.

Coatings and Construction sales increased 12% during 2006 as compared to 2005 primarily due to higher volume and favorable rates of exchange, partially offset by unfavorable product mix and lower pricing. Sales were strong in most regions, including Europe, which recovered from the general softness experienced during 2005. Sales of Coatings products into the Middle East and Asia were especially strong during the 2006 while North American growth was lower. Sales of Construction products continue to be strong in Eastern European and other emerging markets. Pricing for Coatings products was up slightly during 2006, while pricing for Construction products was lower as a result of continued pricing challenges in the MC construction products markets. However, trends in construction pricing began to turn positive heading into 2007.

Regulated industry sales increased 8% during 2006 as compared to 2005 primarily due to improved product mix, higher average prices, favorable rates of exchange and slightly higher volume. The improved mix reflects a greater concentration of higher-priced products sold into the food and pharmaceutical markets. Price increases were achieved in food and pharmaceutical products, whereas personal care was lower. Volume increased in many end-markets and regions, including China, reflecting higher pharmaceutical and personal care product sales.

Energy and Specialties sales increased 36% during 2006 as compared to 2005. The increase was due to higher volume and improved product mix, higher average prices and favorable rates of exchange. The acquisition of the guar and guar derivatives business accounted for over half of the total sales increase. Demand in the natural gas and oil services sector continued to be strong and price increases were achieved in oilfield and many specialty product families.

Aqualon continued to introduce new products into the market and expects this trend to continue and improve further in 2007. Key among those expected to have an impact are products specifically designed for tinted paint products and guar-based products including cationic guar for personal care and fast-hydrating, high-viscosity guar for oilfield and other applications. Aqualon is currently in the process of introducing Aquarius ™ coating systems, a new family of dry, fully-formulated film coatings with application in pharmaceutical and nutritional supplement products. Sales from new products and applications, less than five years old, increased to 18% of total sales in 2006 from 15% in 2005.

Profit from operations for Aqualon increased $31.9 million, or 21%, to $187.4 million during 2006 as compared to $155.5 million during 2005. The increase is primarily attributable to the higher volume and prices and the associated contribution margin partially offset by higher raw material and energy costs. Raw material and energy costs increased $17.2 million as compared to 2005, reflecting the increase in costs during the latter half of 2005 that continued into 2006. Of the total, $14.5 million was attributable directly to raw materials. Specifically, raw materials including ethylene oxide, guar splits, methyl chloride, propylene oxide, caustic, gum rosin and limonene all experienced significant increases from the prior year. The remainder is attributable to energy costs of which the majority was related to higher energy prices in Europe as a result of the expiration of a long-term fixed price contract. Pricing increases have been able to capture approximately 69% of these costs. However, downward pricing pressure continued in the MC construction product lines throughout most of 2006. SG&A costs were higher compared to the prior year, primarily reflecting increased sales and marketing, business management, incentive compensation and technology costs incurred to support growth initiatives as well as the impact of the consolidation of Hercules Tianpu. Profit from operations during 2006 also reflects realized gains of $3.6 million attributable to the sale of excess land at the Parlin, New Jersey and Alizay, France facilities.

Aqualon incurred $3.7 million of restructuring charges, including severance, during 2006 that were attributable to headcount reductions designed to further delayer the management and sales and marketing organizations consistent with the segment realignment. In addition, contract termination costs of $0.4 million were incurred in connection with restructuring global distribution networks.

2005 compared to 2004

Aqualon’s sales increased $30.4 million, or 4%, to $755.0 million during 2005 as compared to $724.6 million during 2004. The increase was attributable to a 3% increase in volume as well as 1% attributable to higher rates of exchange. Overall volume growth approximated global GDP despite unfavorable market conditions experienced in the paint and coatings market, primarily attributable to slow economic conditions in Europe. Price increases were implemented for all product lines except MC to recover increasing raw materials, energy and transportation costs. Additional price increases were announced late in the year in response to dramatic increases in the cost of certain raw materials. Excluding the impact from the MC product line, price increases provided $12.2 million in additional revenue during 2005. Compared with 2004, Aqualon experienced strong growth in its products for both pharmaceutical and oilfield applications consistent with global conditions in both of these industries.

Coatings and construction sales increased 3% during 2005 as compared to 2004 primarily due to 4% higher volume. Construction volume increased 9% with increases obtained in all regions of the world. Emerging markets in Asia and the Middle East were particularly strong. Coatings volume decreased 2% during 2005 as compared to 2004 reflecting lower demand in European markets and modest increases in North America.

Regulated industry sales increased 10% during 2005 as compared to 2004 primarily due to 14% higher volume. Food product sales increased 20% resulting from significantly higher volume attributable to the Jiangmen acquisition and strong growth in China. The North American markets also experienced strong sales growth. Sales of personal care products increased 2% reflecting growth in emerging markets offset by lower growth in Europe. Sales of products in pharmaceutical markets increased 14% with increased volume of 5%. All regions had increased sales with strong growth in emerging markets of China and the Middle East.

Energy and Specialties sales increased 2% during 2005 as compared to 2004. Sales into energy markets increased 14% with higher volume of 7% and improved product mix and pricing. Sales in the Middle East were particularly strong. Specialty product sales were comparable to 2004 primarily reflecting lower volume of Pinova specialty products in North America.

Consistent with the Company’s overall objectives for introducing and capitalizing upon new opportunities through product innovation and technology, new product launches during 2005 and continued expansion of sales of recently introduced products provided approximately 15% of Aqualon’s total revenues.

Profit from operations for Aqualon decreased $2.4 million, or 2%, to $155.5 million during 2005 as compared to $157.9 million during 2004. Similar to PTV, Aqualon was adversely impacted by higher raw material, energy and transportation costs. Key feedstock derivatives including ethylene oxide, methanol, acetaldehyde and ethyl chloride and raw materials including guar splits all experienced significant price spikes, and in certain circumstances supplies were constrained. In addition, energy costs continued to exert pressure on profitability, particularly in Europe. Price increases were only able to recover approximately 19% of the cost increases for these issues during 2005 primarily as a result of the timing of certain cost spikes in relation to customer pricing changes. The aggregate impact of raw material cost increases over 2004 was approximately $18 million or 10%.

In addition to these items, Aqualon recorded $3.3 million of charges related to a broad range of restructuring programs. Of the total, $0.2 million relates to severance charges associated with a reconfiguration of the powerhouse utility at the Parlin, New Jersey manufacturing facility, $1.2 million relates to actions at the Brunswick, Georgia facility and certain distribution contract termination costs, while the remaining $1.8 million is attributable to severance charges associated with a global marketing realignment. Asset impairment charges of $0.5 million were recorded during 2005 with respect to the termination of production of certain Pinova products at the Hattiesburg, Mississippi facility.

FiberVisions

2006 compared to 2005

FiberVisions’ results of operations for the three months ended March 31, 2006 are included in the Company’s consolidated results of operations. During that period, FiberVisions had sales of $69.2 million and Profit from operations of $0.5 million. The prior year’s sales and loss from operations were $282.7 million and $64.9 million, respectively, which reflect a full year of operations. Effective April 1, 2006, FiberVisions’ results of operations are reported within the caption Equity (loss) income of affiliated companies, net of tax. During the nine months ended December 31, 2006, the Company recognized $3.4 million of equity losses attributable to its 49% equity interest.

2005 compared to 2004

FiberVisions’ sales increased $1.5 million, or less than 1%, to $282.7 million during 2005 as compared to $281.2 million during 2004. The minimal increase was attributable to a 13% increase in prices and 1% related to higher rates of exchange offset by a 13% decrease in volume. Price increases provided $36.1 million in additional net sales compared to 2004 of which approximately 60% is attributable to contractual provisions and agreements for a pass-through of the polymer-cost component. During the latter part of 2005, FiberVisions took actions to change the customer pricing mechanisms to allow pricing pass-through on a quicker and more fully recoverable basis as well as to implement energy surcharges. Volume gains in the disposable wipes market and growth in the bi-component fiber products including family and home care applications were 17% higher than the 2004 levels. In addition, during 2005 FiberVisions expanded its business in emerging Chinese markets by $3.7 million over 2004. However, volume declines in the diaper coverstock markets of approximately 33% due to the continuing trend of product substitution related to spunbond technology more than offset nominal growth in those other applications and market expansions. In addition, planned reductions in certain low margin or otherwise unprofitable product markets further decreased net sales volume and capacity utilization.

Profit from operations for FiberVisions decreased $60.8 million to a loss of $64.9 million during 2005 as compared to a loss of $4.1 million during 2004. Included in the loss from operations is a goodwill impairment charge of $52.9 million recorded in connection with the commitment to sell a majority interest in the division in 2006. Also included is $4.9 million of restructuring charges. Of the total, $3.4 million is attributable to severance charges related to the idling of certain production lines at the Covington, Georgia manufacturing facility and $1.5 million related to the write-off of obsolete inventory and spare parts associated with discontinued products as well as the closure of the technical facility at the Varde, Denmark manufacturing facility.

Despite pricing initiatives as discussed above, and lower manufacturing as well as SG&A costs, profitability declined due to lower fixed cost absorption from lower volume and sharply higher energy and raw material costs. The aggregate increase in raw material costs during 2005 as compared to 2004 was approximately $33 million. The most significant portion of these increases is attributable to polypropylene and polyethylene resin costs. The exacerbating effect of the hurricanes drove the cost of these materials to unprecedented levels. In addition, certain suppliers declared force majeure thereby constraining supply and requiring FiberVisions to incur additional costs in order to maintain required production levels. The average price for polypropylene as published by CDI increased 20%, or $0.11 per pound, to $0.67 per pound during 2005. In Europe, the price as reported by Platts increased by 166 Euro per metric ton, or 19%, as compared to 2004. The prices for these raw materials spiked with a 17% increase from September to October. Accordingly, the timing of the recovery of these rapid cost increases had an adverse impact on 2005 profitability. Energy costs increased $2.3 million over 2004 due to significantly higher gas and electricity costs at all global manufacturing facilities.

Corporate Items

The Company allocates substantially all of its corporate support costs to the business segments. These costs include those related to cash management, treasury, legal, accounting and audit, tax, safety, information technology and other corporate services. Allocations are based on either a direct cost pass-through for items directly identified as related to segment activities; a percentage allocation for such services provided based on factors such as headcount, sales, net assets or cost of sales; or a relative weighting of geographic activity. Based on their unique nature, certain charges and credits have not been allocated to the business segments and remain as stand-alone corporate items. The most significant of these items typically appear in Other operating expense, net, although portions are also reflected in Cost of sales and SG&A, respectively, depending upon the specific nature of the items.

The following table reflects the components of those unallocated Corporate items.

	2006	2005	2004
Severance, restructuring and other exit costs	$6.5	$7.5	$—
Asset charges (impairments and accelerated depreciation)	5.2	0.5	—
Legal settlements	(3.1)	0.1	—
Special executive pension adjustment	—	—	1.6
Gains on asset dispositions	—	(0.3)	—
Nitrocellulose facility shutdown costs	—	—	6.5
Dismantlement costs	1.5	—	—
Stranded corporate costs	7.9	—	—
Other miscellaneous charges, net	2.1	3.9	(2.7)
Total Corporate items	$20.1	$11.7	$5.4

Severance, restructuring and other exit costs for 2006 reflect charges related to the Research and Development consolidation and Business Infrastructure Projects and includes severance charges attributable to the termination of approximately 220 employees, a substantial portion of which are required to continue to provide services through predetermined transition periods. Also included are relocation fees, restructuring and other exit costs associated with these programs. Total asset charges of $5.2 million include accelerated depreciation on certain assets at the Wilmington, Delaware Research Center and accelerated depreciation and impairment of certain capitalized software costs in connection with the planned upgrade of the Company’s primary information technology platform. Legal settlements primarily reflect a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers. Dismantlement costs are primarily attributable to the revitalization project at the Wilmington Research facility. As a result of the FiberVisions transaction, Corporate items include $7.9 million of general administrative costs that would have otherwise been allocated to the FiberVisions reporting segment. As discussed previously, the Business Infrastructure Project reflects the ongoing efforts to eliminate these costs in 2007 and future years.

Severance, restructuring and other exit costs for 2005 reflect charges related to the Corporate Realignment and Research and Development consolidation restructuring programs and include severance charges attributable to the termination of 50 employees. Also included are relocation costs attributable to the European headquarters in Schaffhausen, Switzerland and accelerated depreciation charges related to the Wilmington research facility. Corporate items for 2005 also include professional fees incurred to resolve certain legacy business matters, miscellaneous legal settlements and gains on asset dispositions, among a number of other miscellaneous charges.

Corporate items for 2004 resulted in a net expense of $5.4 million and included charges of $6.5 million related to the shutdown of the former Nitrocellulose facility at Parlin, New Jersey and $1.6 million for a special executive pension adjustment, as well as professional fees incurred to resolve certain legacy business matters partially offset by a reduction in insurance claims reserves and other miscellaneous charges.

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities	2006	2005
Net income (loss), depreciation, amortization and all other non-cash charges and credits	$194.3	$64.8
Changes in working capital, net	(13.4)	27.2
All other sources and uses of cash	(8.0)	47.2
Net cash provided by operating activities	$172.9	$139.2

Net cash provided by operating activities improved $33.7 million during 2006 to $172.9 million as compared to $139.2 million for 2005. The increase is reflective of improved operating performance, lower legal settlements related to litigation associated with former or otherwise previously divested businesses, lower interest payments and lower pension plan funding payments. Cash paid for legal settlements decreased $29.6 million during 2006 primarily due to substantial payments made during 2005, the largest of which were attributable to litigation involving the former composites business, as well as a settlement received during 2006 related to the Company’s price fixing suit against certain raw materials suppliers. Due to the substantial series of prepayments of higher cost debt during 2006 and prior years, including a tender offer, as well as the beneficial impact of the cross-currency interest rate swaps, interest payments decreased $15.5 million during 2006. During 2006, the Company provided voluntary funding of $37.5 million to its pension plans reflecting a decrease of $16.2 million from 2005.

Embedded within the improved cash flow from operations are a number of specific items that required higher cash outflows or resulted in lower net receipts during 2006. The most significant are as follows: (1) income tax payments, net of refunds received, were $19.2 million higher in 2006 primarily as a result of refunds received during 2005, (2) amounts received from the asbestos settlement trusts in excess of settlement payments, were lower by $9.5 million during 2006 as a result of timing issues reflecting the dynamic nature of settlements, (3) payments for severance and termination benefits and other exit costs increased $5.4 million during 2006 as a result of the timing of the implementation of the various restructuring plans, some of which were initiated during the latter part of 2005 with payments beginning or continuing into 2006, (4) settlements of asset retirement obligations increased $10.1 million primarily as a result of the timing with respect to various remediation and work plans. Also, 2006 reflects a higher use of working capital in support of the expansion of the businesses as well as a $7.9 million net use of cash in connection with the operations of FiberVisions during the period prior to the disposition transaction primarily resulting from higher net working capital requirements.

Investing Activities	2006	2005
Capital expenditures	$93.6	$67.5
Acquisitions and investments, net	29.4	4.4
Proceeds from asset and investment dispositions and all other sources, net	(28.9)	(14.2)
Net cash used in investing activities	$94.1	$57.7

Net cash used in investing activities increased $36.4 million during 2006 to $94.1 million as compared to $57.7 million for 2005. Capital expenditures increased by $26.1 million primarily as a result of the significant MC expansion at Hercules Tianpu’s facility and CMC expansions at the Company’s Jiangmen facility. During 2006, the Company acquired Benchmark’s guar and guar derivatives manufacturing business for $20.2 million, including transaction costs. In a related transaction, the Company provided a convertible loan of $2.5 million to BPG. The Company also completed its required initial capital contribution to the Hercules Tianpu joint venture, as well as the acquisition of subscription rights for an additional 1% interest from one of the joint venture partners resulting in total payments of $6.0 million including transaction costs, net of $2.6 million in cash realized upon consolidation of the joint venture. During 2005, an initial investment of $4.4 million was provided in the form of prepaid financing for certain equipment required by Hercules Tianpu. During 2006, the Company also acquired the remaining 40% ownership interest in Shanghai Hercules for $3.3 million including transaction costs.

In connection with the sale of the Company’s 51% interest in FiberVisions, a portion of the cash realized was provided by $27.0 million in proceeds received directly from SPG. The Company has since paid $9.2 million in transaction costs and other post-closing adjustments including $4.5 million of performance guarantee subsidies. In addition to these items, the Company received net proceeds of $11.3 million during 2006 primarily related to excess land sales at certain of the Company’s existing manufacturing facilities as well as the sale of the Company’s former manufacturing facility in Addison, Illinois. Similar asset dispositions took place during 2005 for which $12.3 million was attributable to the sale of properties at former operating sites in Langhorne, Pennsylvania and Burlington, New Jersey.

Financing Activities	2006	2005
Long-term debt payments	$(142.5)	$(131.2)
Long-term debt proceeds and changes in short-term debt	27.8	1.9
Long-term debt issued by FiberVisions, net of issuance costs	83.7	—
Proceeds from the exercise of stock options and all other sources, net	42.6	2.3
Net cash provided by (used in) financing activities	$11.6	$(127.0)

Net cash provided by financing activities during 2006 was $11.6 million as compared to a net use of $127.0 million during 2005. During 2006, the Company made total debt principal payments of $142.5 million, of which $113.9 million was attributable to repurchases of the Company’s 11.125% senior notes, $18.0 million was paid on the Term B loan, $6.8 million was paid for FiberVisions’ variable rate term loans and $3.8 million for the Company’s 6.5% junior subordinated deferrable debentures due 2029 (“6.5% debentures”) in connection with the open market purchase of 5,000 CRESTS units, which consists of 6.5% debentures and warrants to purchase the Company’s common stock . Total debt payments made during 2005 were $131.2 million, of which $96.0 million was attributable to repurchases of the 11.125% senior notes and $12.9 million was attributable to the repurchase of 6.5% debentures in connection with the acquisition of 17,000 CRESTS units.

A total of $22.0 million of long-term debt was issued during 2006 which was primarily attributable to Hercules Tianpu’s borrowings to finance the construction project to significantly expand the MC manufacturing capacity. The credit facility for this project was arranged with the Bank of China and Hercules has provided a guarantee for 55% of the total borrowings. In addition, net short-term borrowings of $5.8 million were made by Hercules’ subsidiaries under existing credit facilities primarily in Europe and Asia. Prior to the disposition transaction in 2006, FiberVisions issued $90.0 million of debt, net of $6.3 million of issuance costs. In connection with this transaction, FiberVisions distributed $82.0 million to Hercules immediately prior to the transaction closing. The FiberVisions debt is non-recourse to Hercules.  The distribution and proceeds from the FiberVisions transaction were the primary sources of cash used to fund the repayment of 11.125% senior notes.

Primarily as a result of significant stock price appreciation during the fourth quarter of 2006, a substantial number of stock options were exercised resulting in proceeds of $37.0 million. In addition, cash provided by financing activities includes $6.2 million attributable to the income tax benefit to be realized by the Company for stock-based compensation as required by SFAS 123R. An identical amount is included as an outflow in cash from operations. A total of $2.7 million in proceeds from the exercise of stock options was received during 2005.

Sources of Liquidity

The Company projects that cash flow from operations and other available financial resources discussed below will be sufficient to meet its investing and financing requirements and enable the Company to comply with the covenants and other terms of the Senior Credit Facility and the indentures governing the senior notes.

As of December 31, 2006, the Company had a $550 million Senior Credit Facility with a syndicate of banks. Under the Senior Credit Facility, the Company has a $150 million revolving credit agreement, which permits certain additional borrowings. In addition, the Company has the option to borrow until April 8, 2007, an additional $250 million in the form of a term note under the Senior Credit Facility. As of December 31, 2006, $44.3 million of the $150 million Revolving Facility was available for use as the Company had $105.7 million of outstanding letters of credit associated with the Revolving Credit Facility. In addition, the Company had $29.3 million of foreign lines of credit available and unused.

Approximately $41.3 million of funds remaining in one of the trusts established in 2004 related to the settlement with insurers with respect to asbestos claims reverted to the Company effective January 4, 2007. These funds were included in Asbestos-related assets on the Consolidated Balance Sheet as of December 31, 2006 and were restricted for the reimbursement of costs to resolve asbestos claims through the earlier of January 3, 2007 or the passage of federal asbestos reform legislation. Those funds are no longer restricted and are available for general corporate purposes at the Company’s discretion.

In connection with the comprehensive settlement of tax years 1993 through 2003, the Company anticipates the receipt of refunds and interest in the range of $230 million during 2007 with approximately $12 million expected to be received during the first quarter, $147 million during the second quarter and the remainder during the third quarter.

The Company maintains ownership over a number of properties, including land and buildings, associated with businesses that have been exited, divested or otherwise curtailed. In addition, during the normal course of business, assets associated with current operations, including such items as surplus land and excess or fully depreciated equipment and buildings among others, become available for disposition. In order to maximize their value, the Company is actively engaged in an ongoing process of identifying alternative utilization strategies including leasing and outright sales of the underlying assets and properties. When specific actions progress to the point that “plan of sale” criteria have been met, impairments, to the extent they exist, are recognized and the underlying properties are reclassified as assets held for sale. During 2006, the Company realized proceeds of $11.3 million, net of transaction costs, attributable to the disposition of such assets. Assets held for sale are included in the caption “Other current assets” on the Consolidated Balance Sheets. As of December 31, 2006, there were no assets or properties that met the “plan of sale” criteria. However, the Company is pursuing a number of dispositions that it expects will meet the recognition criteria or settle during the first half of 2007.

There are generally no material restrictions on the remittance of funds generated by the Company's operations outside the United States except in certain regions of Asia Pacific and Latin America.

Financial Condition

Total debt at December 31, 2006 was $995.5 million, which decreased $113.5 million from $1,109.0 million at December 31, 2005 primarily as a result of the debt payments and repurchases discussed above. Cash balances increased to $171.8 million at December 31, 2006 from $77.3 million at December 31, 2005.

Working capital management represents a key performance measure for the Company. Total trade accounts receivable, inventories and accounts payable increased at year-end 2006 by $36.9 million, $31.0 million and $32.4 million, respectively, over year-end 2005 levels primarily as a result of growth attributable to acquisitions and investments. Despite these absolute increases in working capital and excluding the impact of FiberVisions, days sales outstanding (“DSO”) improved by two days to 60 days and days sales in inventory (“DSI”) improved by four days to 57 days from year-end 2005. Days payable outstanding (“DPO”) increased by one day to 53 days from year-end 2005 levels. Overall, the Company’s cash cycle time, or DSO plus DSI less DPO, improved by a total of five days to 64 days as of the end of 2006. The Company expects further, but more modest, improvements in the cash cycle time during 2007 as progress continues with ongoing working capital initiatives.

Commitments and Contractual Obligations

Capital Expenditures and Other Investing Commitments

Capital expenditures are projected to total approximately $117 million during 2007. Of the total, approximately 29% will be attributable to PTV, 60% for Aqualon and 11% for Corporate purposes. Significant project commitments for 2007 include the development of a technical center in Shanghai, China for PTV, the continued expansion of Aqualon’s CMC capacity at the Jiangmen, China facility as well as the construction of an Aqualon HEC plant in Nanjing, China and the initial phase of a comprehensive upgrade of the Company’s primary information technology platform.

In connection with the Benchmark transaction, Aqualon is committed to providing an earn-out payment of $1.4 million during 2007 based on Benchmark’s 2006 performance. A similar commitment is in place for the next four years in the amount of $1.8 million annually contingent upon the achievement of certain performance metrics. The Company is also committed to providing $1.2 million to FiberVisions during 2007 in the form of an additional contribution in the event that certain financial benchmarks are not achieved. There are no further commitments to FiberVisions beyond 2007.

Pension Plan Funding

At the present time, the U.S. defined benefit pension plan is at a sufficient funding level as to not require ERISA mandated contributions. The Company has determined, however, that it is in the best interests of the Company and its pension plan participants to continue to make voluntary contributions to the plan. If the U.S. qualified pension plan performs in accordance with actuarial assumptions, the Company presently anticipates making voluntary cash contributions of $40 million during 2007.

On August 17, 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. While there are a number of administrative implications to the U.S.-based pension plan as well as the Company’s U.S.-based postretirement and defined contribution plans, the existing funding strategy for the pension plan is anticipated to meet or exceed the current requirements. Accordingly, the Act is not expected to have a material impact on the Company’s cash requirements for pension plan funding.

As discussed in more detail in Note 13 to the Consolidated Financial Statements, the anticipated settlement of the class action suit Samuel J. Webster, et al. v. Hercules, Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules’ Vice President Human Resources, (the “Pension litigation”) is expected to result in an increase to the U.S. pension plans’ projected benefit obligation of approximately $18.2 million. However, the proposed settlement of the Pension litigation is not expected to have a material impact on the Company’s anticipated pension funding requirements.

Funding for Litigation, Environmental and Asset Retirement Obligations

As referenced previously and as discussed in Note 13 to the Consolidated Financial Statements, the Company is seeking review of the Vertac litigation by the U.S. Supreme Court. The Company will continue to accrue interest on the recorded obligation amount until such time as the Final Judgment is either reversed or is paid. If the Company is ultimately required to pay such amount to the United States, an event which could occur in 2007 or thereafter, the payment of such amount could have a material adverse effect upon the Company’s cash flows in such annual, quarterly or other period. While this matter has been under appeal and continuing through the current period, the Company has posted an appeal bond which is partially supported by letters of credit included in the amount of letters of credit outstanding as disclosed above.

As of December 31, 2006, the Company has recorded $81.6 million for environmental and other asset retirement matters involving current and former operating sites, including those with identified asset retirement obligations as well as other locations where the Company may have a known liability, excluding the Vertac site. The annual costs required for remediation and similar asset retirement activities are generally funded from operations as well as proceeds from the disposition of assets. While such obligations are bound by legal, statutory or contractual provisions, the Company has a certain degree of discretion with respect to the timing and magnitude of cash expenditures within a given range of periods. However, unfavorable developments regarding legal, regulatory or operating matters with respect to any existing sites as well as unknown exposures could have a material adverse effect on cash requirements for any annual, quarterly or other period.

Debt Retirement

In December 2006, the Board of Directors authorized the Company, from time to time, subject to market conditions and provisions of the Company's credit agreements and indentures, to repurchase up to $200 million of its outstanding indebtedness.

The 6.6% notes due 2027 may be put to the Company at the option of the bondholders at a redemption price equal to 100% of the principal amount or $100.0 million on August 1, 2007 if the bond holders exercise this option. The Company intends to address this eventuality from available cash on hand.

Contractual Obligations

         The Company's contractual obligations as of December 31, 2006 are summarized as follows:

	Payments Due by Period (1)
		Less than	1 - 3	3 - 5	After 5
	Total	1 year	years	years	years
Debt obligations	$995.5	$35.8	$21.5	$374.1	$564.1
Operating lease obligations	101.0	18.9	44.6	22.8	14.7
Purchase obligations (2)	3,794.2	683.6	1,475.6	1,624.0	11.0
Other liabilities reflected on the registrant's balance sheet under GAAP (3)	667.4	224.2	72.9	53.8	316.5
Total contractual cash obligations	$5,558.1	$962.5	$1,614.6	$2,074.7	$906.3

(1)
Does not include the anticipated future interest payments to be made under the Company's current debt agreements; however, based upon current indebtedness and interest rates at December 31, 2006, such interest obligations are estimated to be approximately $72.2 million in 2007, $70.2 million in 2008, $69.9 million in 2009, $69.7 million in 2010, $41.8 million in 2011 and $730.1 million thereafter. A one percent increase or decrease in the LIBOR rate would have an impact of approximately plus or minus $3.7 million on the Company’s interest payments in years 2007 through 2011.

(2)	Obligations relates primarily to raw material requirements and service contracts.

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

Indemnifications

Reference is made to Note 13 to the Consolidated Financial Statements for a thorough discussion of indemnifications.

Off-Balance Sheet Arrangements

The Company has no relationships with any unconsolidated, special-purpose entities or other legal entities established for the purpose of facilitating off-balance sheet financial arrangements.

Recent Accounting Pronouncements

Reference is made to the Summary of Significant Accounting Policies included in the Consolidated Financial Statements for a discussion and analysis of recently issued accounting pronouncements and their impact on the Company.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fluctuations in interest and foreign currency exchange rates affect the Company's financial position and results of operations. The Company has used several strategies to actively hedge interest rate and foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow (see "Foreign Currency Translation" and "Derivative Instruments and Hedging" in the Summary of Significant Accounting Policies and Note 28 to the Consolidated Financial Statements). Sensitivity of the Company's financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. The market values for foreign exchange and interest rate risk are calculated by the Company utilizing a third-party software package that employs standard pricing models to determine the present value of the instruments based on the market conditions as of the valuation date.

Foreign Exchange Rate Risk

Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net liability position of $0.1 million and $0.2 million at December 31, 2006 and 2005, respectively. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. A 10% strengthening of the U.S. dollar versus other currencies at December 31, 2006 would result in a negligible change and a $0.1 million increase for the year ended 2005 in the net position, while a 10% weakening of the dollar versus all currencies would result in a $0.5 million and a $0.1 million increase, respectively, in the net position.

The Company also utilizes cross currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations. At December 31, 2006, the net market value of the swaps was a liability of $53.2 million. A 10% strengthening of the Euro versus the U.S. dollar at December 31, 2006 would result in a $55.3 million increase in the liability, while a 10% weakening of the Euro versus the U.S. dollar would result in a $55.3 million decrease in the liability. Changes in the underlying interest rates would have an insignificant impact.

Interest Rate Risk

The Company's derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments (see Note 28 to the Consolidated Financial Statements). At December 31, 2006 and 2005, net market value of these combined instruments was a liability of $964.2 million and $1,092.4 million, respectively. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at December 31, 2006 and 2005 would result in a $60.5 million and a $59.1 million decrease, respectively, in the net market value of the liability. A 100-basis point decrease in interest rates at December 31, 2006 and 2005 would result in a $62.7 million and a $63.9 million increase, respectively, in the net market value of the liability.

Commodity Price Risk

The Company has in the past hedged a portion of its natural gas requirements up to one year into the future. During 2006, the Company recognized a loss of $1.2 million as a component of Cost of sales in connection with the hedging of a portion of its domestic natural gas requirements. As of December 31, 2006, there were no natural gas hedges in place.

Derivative Financial Instruments

Foreign exchange forward and option contracts have been used to hedge the Company's firm and anticipated foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. With respect to commodity hedging, the Company has utilized derivative instruments including forward contracts.

Other than cross currency interest swaps to hedge the foreign currency exposure, the Company has not designated any derivative as a hedge instrument under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and, accordingly, changes in the fair value of derivatives are recorded each period in earnings.

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

         Hercules’ management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2006, the Company's internal control over financial reporting was effective based on those criteria.

         Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears herein.

/s/ Craig A. Rogerson           /s/ Allen A. Spizzo
President and Chief Executive Officer  Vice President and Chief Financial Officer
February 28, 2007        February 28, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Hercules Incorporated
Wilmington, Delaware

We have audited the accompanying consolidated balance sheets of Hercules Incorporated as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule for the two years in the period ended December 31, 2006 as listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial statement schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hercules Incorporated and its subsidiaries at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

We have also audited the adjustments to the 2004 financial statements to retrospectively apply the realignment of reporting segments as described in Note 1 and Note 27. Also, we audited the adjustments to the 2004 financial statements to reclassify the assets, liabilities and operating results of the terpenes specialties business as a discontinued operation as described in Note 23. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2004 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance of the 2004 financial statements taken as a whole.

As discussed in Note 24 to the consolidated financial statements, Hercules Incorporated changed its method of accounting effective December 31, 2006 for defined benefit pension and other postretirement plans as a result of adopting SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hercules Incorporated’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Bethesda, Maryland
February 27, 2007

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Shareholders
Hercules Incorporated
Wilmington, Delaware

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Hercules Incorporated maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hercules Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Hercules Incorporated maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Hercules Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Hercules Incorporated as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders equity (deficit) and cash flows for each of the two years in the period ended December 31, 2006 and our report dated February 27, 2007 expressed an unqualified opinion.

/s/ BDO Seidman, LLP
Bethesda, Maryland
February 27, 2007

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Hercules Incorporated:

In our opinion, the consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for the period ended December 31, 2004, before the effects of the adjustments to retrospectively reflect discontinued operations and the change in the composition of reportable segments described in Notes 23 and 27, respectively, present fairly, in all material respects, the results of operations and cash flows of Hercules Incorporated and its subsidiaries for period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America (the 2004 financial statements before the effects of the adjustments discussed in Notes 23 and 27 are not presented herein). In addition, in our opinion, the financial statement schedule, for the period ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect discontinued operations and the change in the composition of reportable segments described in Notes 23 and 27, respectively, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. The audit of these adjustments was performed by other auditors.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 16, 2005

Hercules Incorporated Consolidated Statements of Operations and Comprehensive Income (Loss) (Dollars in millions, except per share data)
	Year Ended December 31,
	2006	2005	2004
Net sales	$2,035.3	$2,055.0	$1,984.3
Cost of sales	1,343.4	1,391.1	1,291.6
Selling, general and administrative expenses	372.2	382.5	382.1
Research and development	38.8	40.8	42.7
Intangible asset amortization (Note 7)	7.2	8.0	8.1
Impairment of FiberVisions goodwill (Note 3)	—	52.9	—
Other operating expense, net (Note 20)	25.1	39.4	26.9
Profit from operations	248.6	140.3	232.9
Interest and debt expense (Note 21)	71.2	89.4	108.7
Vertac litigation charges (Note 13)	108.5	15.0	—
Gain on sale of CP Kelco ApS (Note 3)	—	—	(27.0)
Other expense, net (Notes 3 and 22)	65.7	71.3	116.7
Income (loss) before income taxes, minority interests and equity (loss) income	3.2	(35.4)	34.5
(Benefit) provision for income taxes (Note 9)	(192.2)	(3.8)	3.8
Income (loss) before minority interests and equity loss (income)	195.4	(31.6)	30.7
Minority interests in earnings of consolidated subsidiaries	(1.4)	(1.0)	(0.9)
Equity (loss) income of affiliated companies, net of tax	(3.2)	0.5	0.9
Net income (loss) from continuing operations before discontinued
operations and cumulative effect of changes in accounting principle	190.8	(32.1)	30.7
Net income (loss) from discontinued operations, net of tax (Note 23)	47.0	(6.5)	(2.6)
Net income (loss) before cumulative effect of changes in accounting principle	237.8	(38.6)	28.1
Cumulative effect of changes in accounting principle, net of tax (Note 24)	0.9	(2.5)	—
Net income (loss)	$238.7	$(41.1)	$28.1

Earnings (loss) per share (Note 26):
Basic earnings (loss) per share
Continuing operations	$1.72	$(0.30)	$0.28
Discontinued operations	0.42	(0.06)	(0.02)
Cumulative effect of change in accounting principle	0.01	(0.02)	—
Net income (loss)	$2.15	$(0.38)	$0.26
Weighted average number of shares (millions)	110.8	108.7	107.3

Diluted earnings (loss) per share
Continuing operations	$1.71	$(0.30)	$0.28
Discontinued operations	0.42	(0.06)	(0.02)
Cumulative effect of change in accounting principle	0.01	(0.02)	—
Net income (loss)	$2.14	$(0.38)	$0.26
Weighted average number of shares (millions)	111.3	108.7	109.0

Net income (loss)	$238.7	$(41.1)	$28.1
Foreign currency translation	58.7	(72.1)	71.1
Decrease (increase) in additional minimum pension liability, net of tax, due to
Remeasurement adjustments	85.0	(44.3)	(28.2)
Foreign currency translation	(4.1)	5.5	(1.4)
Revaluation of hedges, net of tax	(34.6)	—	—
Other, net of tax	(0.5)	(0.3)	—
Comprehensive income (loss)	$343.2	$(152.3)	$69.6

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated Consolidated Balance Sheets
(Dollars in millions)	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$171.8	$77.3
Accounts receivable, net (Note 5)	326.6	289.7
Inventories (Note 6)	210.6	179.6
Deferred income taxes (Note 9 )	70.2	39.3
FiberVisions assets held for sale (Note 3)	—	202.7
Current assets of discontinued operations (Note 23)	0.4	6.7
Income taxes receivable (Note 9)	170.8	12.6
Other current assets	34.1	35.5
Total current assets	984.5	843.4
Property, plant and equipment, net (Note 18)	600.4	535.4
Intangible assets, net (Note 7)	143.1	142.8
Goodwill (Note 7)	481.5	441.0
Deferred income taxes (Note 9)	374.6	240.4
Asbestos-related assets (Note 13)	87.5	120.7
Deferred charges and other assets (Note 18)	136.9	245.1
Total assets	$2,808.5	$2,568.8
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$205.3	$172.9
FiberVisions liabilities held for sale (Note 3)	—	66.6
Asbestos-related liabilities (Note 13)	36.4	36.4
Current debt obligations (Note 8)	35.8	16.7
Vertac litigation liability (Note 13)	123.5	—
Accrued expenses (Note 18)	228.6	217.0
Current liabilities of discontinued operations (Note 23)	—	2.8
Total current liabilities	629.6	512.4
Long-term debt (Note 8)	959.7	1,092.3
Deferred income taxes (Note 9)	69.7	75.8
Pension obligations (Note 10)	262.5	323.4
Other postretirement benefit obligations (Note 10)	142.2	65.5
Deferred credits and other liabilities (Note 18)	255.6	289.4
Asbestos-related liabilities (Note 13)	233.6	233.6
Total liabilities	2,552.9	2,592.4
Commitments and contingencies (Note 13)
Minority interests	12.7	1.1
Stockholders' equity (deficit)
Series preferred stock (Note 15)	—	—
Common stock, $25/48 stated value (Note 16)
(shares issued: 2006 - 159,997,929 and 2005 - 159,984,444)	83.3	83.3
Additional paid-in capital	454.9	548.9
Unearned compensation (Notes 11)	(42.1)	(65.7)
Accumulated other comprehensive losses (Note 17)	(409.6)	(387.6)
Retained earnings	1,734.1	1,495.4
	1,820.6	1,674.3
Reacquired stock, at cost (shares: 2006 - 43,969,769 and 2005 - 47,247,344)	(1,577.7)	(1,699.0)
Total stockholders' equity (deficit)	242.9	(24.7)
Total liabilities and stockholders' equity (deficit)	$2,808.5	$2,568.8
The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated Consolidated Statements of Cash Flows (Dollars in millions)
	Year Ended December 31,
	2006	2005	2004
Cash Flow From Operating Activities:
Net income (loss)	$238.7	$(41.1)	$28.1
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	70.7	80.5	74.9
Amortization	24.6	25.4	26.3
Deferred income tax provision	(157.8)	(54.9)	(18.7)
Gain on disposals	(9.0)	(11.8)	(28.0)
Impairment charges	3.2	58.6	9.1
Write-off of debt issuance costs	1.5	1.8	18.0
Loss on sale of 51% interest in FiberVisions	13.3	—	—
Minority interests in earnings of consolidated subsidiaries	1.4	1.0	0.9
Other non-cash charges and credits	7.7	5.3	0.8
Accruals and deferrals of cash receipts and payments (net of acquisitions and dispositions):
Accounts receivable, net	(17.5)	2.9	(7.6)
Inventories	(8.7)	(3.3)	4.0
Asbestos-related assets and liabilities, net	37.1	61.3	40.2
Other current assets	5.0	(10.7)	20.7
Accounts payable and accrued expenses	3.9	28.2	5.0
Vertac litigation liability	123.5	—	—
Income taxes payable	(125.1)	27.1	(25.4)
Pension and postretirement benefits	(7.9)	(18.3)	(23.1)
Non-current assets and liabilities	(23.8)	(12.8)	(4.7)
FiberVisions net assets held for sale	(7.9)	—	—
Net cash provided by operating activities	172.9	139.2	120.5
Cash Flow From Investing Activities:
Capital expenditures	(93.6)	(67.5)	(77.4)
Acquisitions and investments, net of cash recognized upon consolidation	(29.4)	(4.4)	—
Proceeds from sale of 51% interest in FiberVisions, net of transaction costs	17.8	—	—
Proceeds of fixed asset disposals	11.3	16.6	1.4
Proceeds from sale of minority interest in CP Kelco ApS	—	—	27.0
Other, net	(0.2)	(2.4)	(0.1)
Net cash used in investing activities	(94.1)	(57.7)	(49.1)
Cash Flow From Financing Activities:
Long-term debt issued by FiberVisions, net of issuance costs	83.7	—	—
Long-term debt proceeds	22.0	—	650.0
Long-term debt payments	(142.5)	(131.2)	(729.5)
Change in short-term debt	5.8	1.9	1.6
Proceeds from the exercise of stock options	37.0	2.7	5.5
Payment of debt issuance costs and underwriting fees	—	—	(7.8)
Other, net	5.6	(0.4)	6.1
Net cash provided by (used in) financing activities	11.6	(127.0)	(74.1)
Effect of exchange rate changes on cash	4.1	(3.7)	2.9
Net increase (decrease) in cash and cash equivalents	94.5	(49.2)	0.2
Cash and cash equivalents at beginning of year	77.3	126.5	126.3
Cash and cash equivalents at end of year	$171.8	$77.3	$126.5

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated Consolidated Statements of Stockholders' Equity (Deficit) (Dollars in millions)
				Accumulated
			Unearned	Other
	Common	Paid-in	Compen-	Comprehen-	Retained	Reacquired
	Stock	Capital	sation	sive Losses	Earnings	Stock	Total

Balances at January 1, 2004	$83.3	$603.4	$(86.2)	$(317.9)	$1,508.4	$(1,765.6)	$25.4
(Common shares: issued, 159,984,444; reacquired, 48,992,628)
Net income	—	—	—	—	28.1	—	28.1
Foreign currency translation adjustment	—	—	—	69.7	—	—	69.7
Release of shares held by ESOP trust	—	(5.0)	13.3	—	—	—	8.3
Increase in additional minimum pension liability, net of tax	—	—	—	(28.2)	—	—	(28.2)
Issuances of treasury stock, net of forfeitures	—	(29.2)	(8.0)	—	—	42.8	5.6
Amortization of unearned compensation	—	—	3.0	—	—	—	3.0

Balances at December 31, 2004	$83.3	$569.2	$(77.9)	$(276.4)	$1,536.5	$(1,722.8)	$111.9
(Common shares: issued, 159,984,444; reacquired, 47,842,836)
Net loss	—	—	—	—	(41.1)	—	(41.1)
Foreign currency translation adjustment	—	—	—	(66.6)	—	—	(66.6)
Release of shares held by ESOP trust	—	(5.0)	12.8	—	—	—	7.8
Repurchase of warrants	—	(2.0)	—	—	—	—	(2.0)
Increase in additional minimum pension liability, net of tax	—	—	—	(44.3)	—	—	(44.3)
Issuances of treasury stock, net of forfeitures	—	(13.3)	(8.5)	—	—	23.8	2.0
Amortization of unearned compensation	—	—	7.9	—	—	—	7.9
Other, net of tax	—	—	—	(0.3)	—	—	(0.3)

Balances at December 31, 2005	$83.3	$548.9	$(65.7)	$(387.6)	$1,495.4	$(1,699.0)	$(24.7)
(Common shares: issued, 159,984,444; reacquired, 47,247,344)
Net income	—	—	—	—	238.7	—	238.7
Foreign currency translation adjustment	—	—	—	54.6	—	—	54.6
Release of shares held by ESOP trust	—	(6.4)	11.5	—	—	—	5.1
Repurchase of warrants	—	(1.0)	—	—	—	—	(1.0)
Decrease in additional minimum pension liability, net of tax	—	—	—	85.0	—	—	85.0
Recognition of funded status of pension and postretirement benefit plans, net of tax	—	—	—	(126.5)	—	—	(126.5)
Issuances of treasury stock, net of forfeitures	—	(74.7)	—	—	—	121.3	46.6
Reclassification required by SFAS 123R	—	(12.1)	12.1	—	—	—	—
Conversion of debentures	—	0.2	—	—	—	—	0.2
Revaluation of hedges, net of tax	—	—	—	(34.6)	—	—	(34.6)
Other, net of tax	—	—	—	(0.5)	—	—	(0.5)

Balances at December 31, 2006	$83.3	$454.9	$(42.1)	$(409.6)	$1,734.1	$(1,577.7)	$242.9
(Common shares: issued, 159,997,929; reacquired,43,969,769)

The accompanying accounting policies and notes are an integral part of the consolidated financial statements.

Hercules Incorporated
Summary of Significant Accounting Policies
(Dollars in millions, except per share data)

Nature of Business

Hercules Incorporated (“Hercules” or the “Company”) was incorporated in 1912 under the laws of the State of Delaware and its shares are traded on the New York Stock Exchange under the symbol “HPC.” The Company is a leading manufacturer and marketer of specialty chemicals and related services for a broad range of business, consumer and industrial applications and has approximately 4,430 employees worldwide. The Company has a broad customer base, with no single customer representing greater than 3% of Net sales, and serves many different markets, the largest of which include: tissue and paper towel manufacturing; writing paper; interior and exterior paints; construction materials and energy services. To serve these markets the Company has global manufacturing operations which provide products to customers in more than 135 countries.

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is probable and pricing is fixed or determinable. Approximately 14%, 13% and 13% of the Company's revenues for the years ended December 31, 2006, 2005 and 2004, respectively, are from consignment inventory. For consignment inventory, title and risk of loss are transferred when the earnings process is considered complete, which generally occurs when the Company's products have been consumed or used in the customer's production process. Revenues exclude amounts for value-added, sales and similar taxes. Accruals are made for sales returns and other allowances based on the Company's experience. Shipping and handling costs are included in Cost of sales.

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

Environmental Expenditures

The Company has ongoing expenditures for environmental related projects at current and former operating facilities. Accruals for environmental remediation matters are expensed when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company capitalizes environmental expenditures for projects that extend the life, increase the capacity or improve the safety or efficiency of its facilities. In addition, the Company capitalizes asset retirement obligations relating to environmental remediation liabilities that result from the normal operation of Company facilities. The Company capitalized environmental related expenditures totaling $8.8 million, $3.6 million and $2.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Changes in Accounting Principle

Voluntary changes in accounting principles require retrospective application to the earliest fiscal period presented. However, the Consolidated Financial Statements reflect the specific transition requirements associated with new accounting pronouncements, which may not require retrospective application. Note 24 provides a summary of the financial statement effects and required disclosures applicable to those accounting changes implemented during the periods presented.

Hercules Incorporated
Summary of Significant Accounting Policies
(Dollars in millions, except per share data)

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

Assets Held for Sale

When specific actions to dispose of assets progress to the point that “plan of sale” criteria have been met, impairments, to the extent they exist, are recognized in the Consolidated Statements of Operations and the underlying assets are reclassified as assets held for sale and included in the caption Other current assets or separately disclosed. Gains and losses on sales of assets associated with active business operations and sites are included in Other operating expense while those attributable to former businesses are included in Other expense, net.

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

Intangible Assets and Goodwill

Intangible assets with finite lives are amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for customer relationships, trademarks and tradenames and 3 to 50 years for other intangible assets. Goodwill is tested for impairment on an annual basis as of November 30 with any necessary adjustment charged to expense. The Company has identified its reporting units as Paper Technologies and Ventures and the Aqualon Group, for purposes of applying the impairment test.

Long-lived Assets

The Company reviews its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If an impairment loss has occurred based on expected undiscounted future cash flows, the loss is recognized in the Consolidated Statements of Operations. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over its fair value. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments.

Computer Software Development Costs

Capitalized computer software development costs are included in Deferred charges and other assets in the Company's Consolidated Balance Sheets and amortized over a period of 5 to 10 years.

Deferred Financing Costs

The Company capitalizes costs associated with the issuance of debt, including bank, legal, investment advisor and accounting fees and other expenses. Deferred financing costs are amortized over the term of the related financing transaction using the effective interest rate method and are included in Interest and debt expense in the Company’s Consolidated Statements of Operations.

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

Hercules Incorporated
Summary of Significant Accounting Policies
(Dollars in millions, except per share data)

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

For the purposes of recognizing obligations requiring the dismantlement of facilities, owned properties, which have no fixed cessation date, are assumed to be in operation for 50 years, although it could be longer. The Company evaluates the status of its facilities on a periodic basis and makes any necessary adjustments to the obligations as required. Dismantlement of facilities at leased sites is assumed to occur upon lease termination unless it is likely that the Company is able to and plans to extend the term.

Foreign Currency Translation

The financial statements of Hercules' non-U.S. entities are translated into U.S. dollars in accordance with U.S. GAAP. Most of the Company’s foreign subsidiaries use the local currency as their functional currency. The Company translates assets and liabilities of those entities into U.S. dollars using the appropriate period end rates of exchange. Net sales and expenses are translated using the average exchange rates for the reporting period. Translation gains and losses are recorded in Accumulated other comprehensive losses.

Derivative Instruments and Hedging

Under procedures and controls established by the Company's risk management policies, the Company strategically enters into contractual arrangements (derivatives) in the ordinary course of business to reduce the exposure to foreign currency rates, interest rates and commodity prices.

The Company's risk management policies establish several approved derivative instruments to be utilized in each risk management program and the level of exposure coverage based on the assessment of risk factors. Derivative instruments utilized include forwards, swaps and options. The Company uses forward exchange contracts and options, generally no greater than three months in term, to reduce its net currency exposure. The objective of this program is to maintain an overall balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes are minimized. The Company has used interest rate swap agreements to manage interest costs and risks associated with changing rates. The Company has used forward contracts to hedge commodity price risk. The Company uses cross-currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations. Derivative instruments are recorded on the balance sheet at their fair values.

With the exception of the cross-currency interest rate swaps, the Company has not designated any derivatives as a formal hedge instrument and accordingly, changes in fair value are recorded each period in earnings as a component of Other expense, net (foreign currency exposures) and Cost of sales (commodity price exposures) consistent with the reporting of the items hedged. Changes in the fair value of the cross-currency interest rate swaps are recorded in the foreign currency translation adjustments component of Accumulated other comprehensive losses. Net interest payments or receipts from the cross-currency interest rate swaps are recorded as adjustments to Interest and debt expense, net in the Statement of Operations and are reflected in Net cash provided by operating activities in the Statement of Cash Flows.

Counterparties to all derivative contracts are major financial institutions. Credit loss from counterparty nonperformance is not anticipated.

Stock-based Compensation

Effective, January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) (see Note 14). The Company had previously adopted, effective January 1, 2003, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring enhanced disclosure regarding stock-based compensation. The Company elected to apply the fair value recognition provisions of SFAS 123 on a prospective basis to all employee awards granted, modified or settled after January 1, 2003 through the date of adoption for SFAS 123R. Therefore, the cost related to stock-based employee compensation included in the determination of net income in 2005 and 2004 was less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

Hercules Incorporated
Summary of Significant Accounting Policies
(Dollars in millions, except per share data)

The following table presents the pro forma effect on net (loss) income and (loss) earnings per share assuming the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation on a retroactive basis.

	Year Ended December 31,
	2005	2004
Net (loss) income, as reported	$(41.1)	$28.1
Add: Total stock-based compensation expense recognized in reported results, net of tax	4.5	1.4
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax*	5.1	2.8
Pro forma net (loss) income	$(41.7)	$26.7
(Loss) earnings per share:
Basic - as reported	$(0.38)	$0.26
Basic - pro forma	$(0.38)	$0.25
Diluted - as reported	$(0.38)	$0.26
Diluted - pro forma	$(0.38)	$0.24
* For information regarding the weighted-average assumptions used in estimating fair value for 2005 and 2004 see Note 14.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company is currently evaluating the impact of FIN 48, which is to be adopted effective January 1, 2007, and does not anticipate it to have a material impact on its consolidated financial condition or results of operation.

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

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements and notes have been reclassified to conform to the 2006 presentation. In addition, see Note 1 regarding the Company’s realignment of its reporting segments.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

1.	Realignment of Reporting Segments

Effective January 1, 2006, the Company realigned its reporting segments. Previously, the Company operated through the Performance Products (Pulp and Paper and Aqualon) and Engineered Materials and Additives (FiberVisions and Pinova) segments. The Company’s new reporting structure includes three segments: (1) Paper Technologies and Ventures (“PTV”), (2) the Aqualon Group (“Aqualon”) and (3) FiberVisions. The Company’s synthetic lubricants business has been transferred from Aqualon to PTV. The Company’s Pinova business has been integrated into the Aqualon Group. In addition, the Company’s terpenes specialties business, which was previously a business unit of Pinova, has been classified as a discontinued operation effective January 1, 2006. As discussed further in Note 23, the Consolidated Financial Statements have been reclassified to accommodate the reporting of this business as a discontinued operation. FiberVisions will remain as a stand-alone segment for historical reporting purposes.

Through the quarter ended March 31, 2006, FiberVisions' results of operations have been consolidated into the Company’s Statement of Operations. As a result of the sale of the Company’s 51% interest (see Note 3), FiberVisions is being treated as an equity investment and the Company includes its proportionate share of earnings and losses using the equity method of accounting for periods beginning April 1, 2006.

Prior period segment information included in Note 27 has been adjusted for retrospective application of the aforementioned changes attributable to the segments.

2.	Acquisitions and Investments

During 2006, the Company completed three strategic business investments for a total of $29.4 million including transaction costs, net of cash acquired. These included (1) the acquisition of the guar and guar derivative manufacturing division of Benchmark Polymer Products, L.P. (“Benchmark”), a subsidiary of Benchmark Performance Group, Inc. (“BPG”), as well as a loan to BPG that is convertible into an equity position in BPG, (2) an investment for a 40% ownership interest in the joint venture, Hercules Tianpu Chemicals Company Limited (“Hercules Tianpu”), a manufacturer of methylcellulose (“MC”) in China and (3) the acquisition of the 40% ownership interest not previously held by Hercules in the joint venture, Shanghai Hercules Chemicals Company, Ltd. (“Shanghai Hercules”), from its partner Shanghai Chlor-Alkali Chemical Co. Ltd.

Benchmark

In January 2006, the Company acquired the net assets of Benchmark for a total of $20.2 million including transaction costs plus a provisional earn-out. In addition, the Company signed a five year exclusive agreement to supply BPG with guar products for polymer slurries used in oil and gas fracturing applications. Under the terms of the purchase agreement, the Company acquired Benchmark’s Dalton, Georgia production facility, related working capital and an intangible asset related to the supply agreement. The acquired intangible asset of $3.7 million has a five year life. The Company recorded goodwill in the amount of $9.7 million which is deductible for tax purposes over a period of 15 years. In a related transaction, the Company loaned $2.5 million to BPG. The loan, which is convertible into an equity position in BPG, is reflected on the Balance Sheet as a component of Deferred charges and other assets. The results of operations of Benchmark have been included in the Consolidated Financial Statements since the date of acquisition and have been integrated into the Aqualon business segment.

Hercules Tianpu

During the first quarter of 2006, the formation was completed for the Hercules Tianpu joint venture with the Company contributing a total of $3.2 million in connection with its required subscription for a 40% ownership interest in addition to $4.4 million previously contributed in 2005 during the preliminary formation stage. Prior to formation, the Company paid $1.7 million for the subscription rights attributable to a 1% ownership interest of one of the other joint venture partners as well as $1.1 million for transaction costs. Under the joint venture agreement, the Company has global marketing rights for the output of the joint venture and receives sales commissions as well as royalties for licensed technology. Operations for Hercules Tianpu began during the latter part of the first quarter of 2006 during which time the investment was accounted for as an equity affiliate. Effective April 1, 2006, Hercules Tianpu was consolidated into Hercules’ results of operations, cash flows and balance sheet (see Note 4) and is included in the Aqualon business segment. Included in the net assets recognized upon consolidation was $3.5 million of intangible assets related to land use rights with a useful life of 50 years as well as $2.8 million of goodwill which is not deductible for tax purposes.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Shanghai Hercules

During 2006, the Company acquired the remaining 40% ownership interest in Shanghai Hercules for $3.3 million, including transaction costs of $0.2 million. The transaction resulted in an increase to Goodwill in the amount of $1.5 million, which is not deductible for tax purposes. As a result of this transaction, PTV will be able to operate with greater flexibility in the region and will be able to execute its expansion plans, including the development of a regional technical and research center. As a controlled, majority-owned subsidiary, the results of operations and net assets of Shanghai Hercules have been included in the Consolidated Financial Statements and those amounts attributable to non-controlling shareholders have been reflected as minority interests in the Statement of Operations and Balance Sheet, respectively. Effective upon completion of the transaction, the Company has reflected its full ownership of Shanghai Hercules and has included 100% of its net income in the Results of Operations.

The following table summarizes the fair values of the assets, liabilities and minority interests recognized as a result of the acquisitions and consolidation during 2006:

Assets		Liabilities and Minority Interests
Cash and cash equivalents	$2.6	Accounts payable	$10.3
Accounts receivable, net	3.9	Accrued expenses	5.5
Inventories	10.1	Minority interests	9.6
Other current assets	0.1
Property, plant and equipment, net	21.2
Intangible assets, net	7.2
Goodwill	14.0
Deferred charges and other assets	2.7
Total assets	$61.8	Total liabilities and minority interests	$25.4

3.	Divestitures

FiberVisions

On March 31 2006, the Company completed the sale (the “Transaction” or “FiberVisions Transaction”) of a 51% interest in its FiberVisions division to an affiliate of SPG Partners, LLC (“SPG”). In connection with the Transaction, FiberVisions issued long-term debt in the amount of $90.0 million and simultaneously completed a distribution of $82.0 million to the Company and its wholly-owned subsidiary, WSP Inc. (“WSP”) in proportion to their respective ownership interests. FiberVisions incurred $6.3 million of costs in connection with the debt issuance. Immediately thereafter, the Company received $27.0 million from SPG in exchange for its 51% interest. The contribution agreement (“Agreement”) provided SPG with an option to purchase an additional 14% interest in FiberVisions. However, the option subsequently expired unexercised on January 31, 2007 resulting in a benefit to income of $0.2 million in 2007.

The Agreement also provided for a maximum of $5.7 million of additional contributions to FiberVisions based on defined performance measures during 2006 and 2007. Based on FiberVisions’ actual performance subsequent to the Transaction, the Company was required to provide $4.5 million of additional contributions during 2006. Based on FiberVisions’ performance projections for 2007, which continue to be challenged by raw material costs, the Company accrued its remaining commitment of $1.2 million. This amount is expected to be paid during the first half of 2007.

As a result of the Transaction closing and certain post-closing adjustments, including $5.7 million for the performance-based contributions, the Company has recognized a $13.3 million loss on the transaction during 2006 as a component of Other expense, net reflecting the disposition of a non-operating asset held for sale. The loss also reflects a number of adjustments to the Company’s investment including the realization of the currency translation adjustment associated with the disposed portion of the Company’s investment, a curtailment benefit, net of special termination benefits, associated with FiberVisions’ domestic employees that will no longer accrue service benefits under the Company’s pension and postretirement benefit plans, certain indemnifications for income taxes, pension and severance obligations, the settlement of substantially all of FiberVisions third party debt obligations prior to closing, a provision for the valuation of SPG’s option and other transaction costs. A total of $8.4 million of transaction costs and post-closing adjustments was paid during 2006 and the Company has reflected $1.3 million to be paid during 2007 as a component of Accrued expenses. As noted above, $1.2 million relates to the 2007 additional contribution and the remaining $0.1 is for other transaction costs.

The results of operations and cash flows for FiberVisions for the three months ended March 31, 2006 are included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows, respectively, as it was wholly-owned by the Company during that period. Effective April 1, 2006, the Company began recording its equity in the earnings of FiberVisions based on its 49% ownership interest. The Company’s share of FiberVisions’ net loss for the nine months ended December 31, 2006 was $3.4 million. The Company’s investment in FiberVisions, as represented by the 49% interest held by WSP, is included in Deferred charges and other assets for $22.5 million, which represents its fair value based on the terms of the Transaction adjusted for equity losses during the nine months ended December 31, 2006.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

In connection with its initial commitment to sell a majority interest in FiberVisions at the end of 2005, the Company was required to test FiberVisions’ underlying goodwill asset for recoverability. The test indicated that the carrying value of goodwill exceeded its fair value. Accordingly, the Company recorded an impairment charge of $52.9 million effective as of December 31, 2005. The impairment charge was based on an estimate of the fair value for the entire division as determined by the negotiated sales price for the aforementioned sale of a majority interest and its impact was reflected in Profit from operations as it represented an active and fully consolidated business during 2005.

As of December 31, 2005, the Company reclassified those assets and liabilities attributable to FiberVisions as held for sale consistent with the Agreement. The amounts included on the Consolidated Balance Sheet consist of the following:

Assets		Liabilities
Cash and cash equivalents	$2.6	Accounts payable	$29.9
Accounts receivable, net	34.4	Accrued expenses	7.1
Inventories	20.7	Deferred income taxes	29.2
Other current assets	9.2	Long-term debt	0.3
Property, plant and equipment, net	92.1	Deferred credits and other liabilities	0.1
Intangible assets, net	11.1
Goodwill	32.0
Deferred charges and other assets	0.6
Total FiberVisions assets held for sale	$202.7	Total FiberVisions liabilities held for sale	$66.6

CP Kelco

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

4.	Variable Interest Entities

        In accordance with the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised December 2003) (“FIN 46R”), the Company has identified Hercules Tianpu as a variable interest entity (“VIE”) for which the Company was the primary beneficiary. The financial statements of the Company reflect the consolidation of Hercules Tianpu effective April 1, 2006. As of December 31, 2006, the fair value of the assets in Hercules Tianpu was $52.3 million and the fair values of the associated liabilities and non-controlling interest were $43.6 million. There are no assets of the Company that serve as collateral for Hercules Tianpu. However, the Company has provided guarantees to certain financial institutions that have provided credit to Hercules Tianpu. With respect to the credit facility established primarily to finance Hercules Tianpu’s capacity expansion and working capital needs, the Company has provided a guarantee of 55% of the total borrowing. As of December 31, 2006, the total amount outstanding under this facility was $28.1 million.

The Company maintains a 40% ownership interest in Hercules Tianpu and Aqualon has the global marketing rights for the joint venture’s output and receives sales commissions as well as royalties for licensed technology. Hercules Tianpu’s operations began during the latter part of the first quarter of 2006 as the contribution of cash and manufacturing assets was completed. As of December 31, 2006, the Company’s total equity investment in Hercules Tianpu was $11.4 million.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

5. Accounts Receivable, Net

Accounts Receivable, net includes trade accounts and notes receivable and amounts due from affiliates less an allowance for doubtful accounts. Changes in the allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004 are as follows:
	2006	2005	2004
Balance at beginning of year	$4.0	$4.7	$5.5
Charged to costs and expenses	3.2	2.3	5.4
Deductions	(1.6)	(3.0)	(6.2)
Balance at end of year	$5.6	$4.0	$4.7

6.	Inventories

The components of inventories as of December 31, 2006 and 2005 are as follows:
	2006	2005
Finished products	$115.4	$98.4
Raw materials and work-in-process	73.3	60.5
Supplies	21.9	20.7
	$210.6	$179.6

7.	Intangible Assets and Goodwill

The following table provides information regarding the Company’s intangible assets with finite lives.

	2006			2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$90.0	$18.6	$71.4	$90.0	$16.4	$73.6
Trademarks and tradenames	73.9	15.6	58.3	73.9	13.5	60.4
Other intangible assets	32.2	18.8	13.4	24.8	16.0	8.8
	$196.1	$53.0	$143.1	$188.7	$45.9	$142.8

Total amortization expense for other intangible assets for the years ended December 31, 2006, 2005 and 2004 was $7.2 million, $8.0 million and $8.1 million, respectively, which was included in Profit from operations. It is estimated that amortization expense will be $7.1 million for 2007, $6.8 million for 2008, $5.5 million for 2009, $5.3 million for 2010 and $4.4 million for 2011.

The following table shows the activity and changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, by operating segment:

	Paper
	Technologies	Aqualon
	and Ventures	Group	FiberVisions	Total
Balance at December 31, 2004	$425.7	$39.7	$84.9	$550.3
Impairment	—	—	(52.9)	(52.9)
Reclassified to FiberVisions assets held for sale	—	—	(32.0)	(32.0)
Foreign currency translation	(23.1)	(1.3)	—	(24.4)
Balance at December 31, 2005	$402.6	$38.4	$—	$441.0
Acquisitions and investments	1.5	12.5	—	14.0
Foreign currency translation	25.4	1.1	—	26.5
Balance at December 31, 2006	$429.5	$52.0	$—	$481.5

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

8.           Debt

         A summary of debt follows:
	2006	2005
Term B loan due 2010 (a)	$375.0	$393.0
6.60% notes due 2027 (b)	100.0	100.0
Term notes at various rates from 5.00% to 7.16% due in varying amounts through 2006 (c)	—	6.8
11.125% senior notes due 2007 (d)	16.1	130.0
6.75% senior subordinated notes due 2029 (e)	250.0	250.0
8% convertible subordinated debentures due 2010 (f)	2.4	2.6
6.5% junior subordinated deferrable interest debentures due 2029 (g)	214.1	217.0
Term loans at rates ranging from 5.5575% to 5.814% due in varying amounts through 2011(h)	28.1	—
Other	9.8	9.6
	995.5	1,109.0
Less: Current debt obligations	35.8	16.7
Long term debt	$959.7	$1,092.3

(a)
The term loan, a component of the Company’s Senior Credit Facility, matures on October 8, 2010 and bears interest at LIBOR + 1.50%, with the Company holding the option to reset interest rates for one, two, three or six month periods. The weighted average rate was 6.87% as of December 31, 2006. The Senior Credit Facility is also comprised of a $150 million committed revolving credit facility (the “Revolving Facility”) which matures on April 8, 2009 and provides Hercules the ability, subject to lender approval, to borrow until April 8, 2007 an additional $250 million in the form of an incremental term note. The Senior Credit Facility is secured by liens on the Company's assets (including real, personal and intellectual properties) and is guaranteed by substantially all of the Company's current and future wholly-owned domestic subsidiaries (see Note 29).

As of December 31, 2006, the Company had $105.7 million of outstanding letters of credit under the Revolving Facility. The remaining $44.3 million was available for use.

The Company's Senior Credit Facility requires quarterly compliance with certain financial covenants, including a debt/EBITDA ratio ("leverage ratio") and an interest coverage ratio, and established limitations on the permitted amount of capital expenditures.

(b)	30-year debentures with a 10-year put option, exercisable August 1, 2007 by the bondholder at a redemption price equal to the principal amount.

(c)	Debt assumed in conjunction with the acquisition of FiberVisions L.L.C in 1998 and retained by Hercules prior to the FiberVisions Transaction.

(d)
The senior notes accrue interest at 11.125% per annum, payable semi-annually. The senior notes are guaranteed by each of Hercules' current and future wholly-owned domestic restricted subsidiaries and matures on November 15, 2007.

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

(h)
Includes loans issued by Hercules Tianpu secured by liens on Hercules Tinapu’s fixed assets for which Hercules has provided a guarantee for 55% of the outstanding balances. The loans are denominated in renminbi and include a short-term loan payable due in 2007 for approximately $5.9 million and a long-term loan payable due in 2011 for approximately $22.2 million.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

         During 2006, the Board of Directors authorized the Company, from time to time, subject to market conditions and the Company's credit agreements and indentures, to repurchase up to $150 million of its outstanding indebtedness on the open market. Under this program the Company repurchased $113.9 million (book value) of its 11.125% senior notes. In addition, the Company acquired 5,000 CRESTS Units for $4.2 million in open market purchases. The market value of the 6.5% debentures and CRESTS Units repurchased were $3.3 million and $1.0 million, respectively. The accreted book value of the 6.5% debentures at the time of the purchase was $3.8 million, resulting in the recognition of a $0.5 million gain. The $1.0 million associated with the warrants was recorded as a reduction of Additional paid-in capital. Also, $18.0 million attributable to the Term B loan was paid during 2006, of which, $14.0 million represents a prepayment. In December 2006, the Board of Directors approved a new authorization for the repurchase of up to $200 million of debt.

At December 31, 2006, Hercules had available and unused foreign lines of credit totaling $31.8 million and $29.3 million, respectively.

Debt maturities are $35.8 million in 2007, $10.1 million in 2008, $11.4 million in 2009, $372.8 million in 2010, $1.3 million in 2011 and $564.1 million thereafter.

9.            Income Taxes

The domestic and foreign components of income (loss) before income taxes, minority interests and equity (loss) income from continuing operations are listed below:

	2006	2005	2004
Domestic	$(164.3)	$(46.9)	$(154.8)
Foreign	167.5	11.5	189.3
Income (loss) before income taxes, minority interests and equity (loss) income	$3.2	$(35.4)	$34.5

The components of the tax provision from continuing operations are as follows:

Currently payable	2006	2005	2004
U.S. federal	$(64.0)	$1.4	$(29.0)
Foreign	29.6	40.9	38.1
State	—	8.8	13.4
Deferred
Domestic	(154.6)	(48.3)	(21.5)
Foreign	(3.2)	(6.6)	2.8
(Benefit) provision for income taxes	$(192.2)	$(3.8)	$3.8

On October 25, 2006, the Company reached an agreement with the IRS with respect to its audit of the 2002 and 2003 tax years. The effect of the agreement resulted in the reversal of certain tax reserves in the amount of $48.7 million established with respect to the sale of the Company’s former BetzDearborn Water Treatment business which has been reported as a discontinued operation. The provision for income taxes attributable to discontinued operations and cumulative effect of changes in accounting principle is:

	2006	2005	2004
Benefit on loss from discontinued operations	$(49.6)	$(3.4)	$(1.4)
Cumulative effect of changes in accounting principle	0.5	(1.4)	—
	$(49.1)	$(4.8)	$(1.4)

During the years ended December 31, 2006, 2005 and 2004 the Company recorded items related to the additional minimum liability of its defined benefit plans, the impact of the adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”) and hedging activities. The impact of the adjustments is posted, net of tax, directly to Accumulated other comprehensive losses (see Note 17). The tax benefit (expense) of these items was as follows:

	2006	2005	2004
Additional minimum pension liability	$(44.7)	$24.8	$14.5
Impact of the adoption of SFAS 158	62.2	—	—
Hedging activities	18.6	—	—
Other	0.3	0.2	—
	$36.4	$25.0	$14.5

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The components of the net deferred tax assets (liabilities) as of December 31, are as follows:
	2006	2005
Depreciation	$(82.8)	$(81.4)
Pension	(1.3)	(8.2)
Inventory	(3.1)	(4.1)
Investments	(19.3)	(174.3)
Goodwill	(45.0)	(48.4)
Accrued expenses	(2.9)	(3.1)
Other	(7.5)	(13.1)
Gross deferred tax liabilities	$(161.9)	$(332.6)

Postretirement benefits other than pensions	$70.0	$45.5
Pension	87.3	113.4
Goodwill	8.4	7.1
Accrued expenses	242.1	216.1
Loss carryforwards	230.1	349.2
Credit carryforwards	131.4	126.9
Investments	77.5	21.5
Other	14.2	24.6
Gross deferred tax assets	861.0	904.3
Valuation allowance	(335.8)	(380.7)
Net deferred tax assets	$363.3	$191.0

The reconciliation of the U.S. statutory income tax rate to the effective rate from continuing operations is:

	2006	2005	2004
U.S. statutory income tax rate	35%	35%	35%
Gain on sale of CP Kelco ApS	—	—	(27)
Valuation allowances	(3,137)	(66)	(66)
Tax rate differences on subsidiary earnings	(325)	(8)	(39)
U.S. tax on foreign dividends and undistributed earnings	232	27	21
State taxes	(1)	(15)	30
Reserves	(1,378)	21	61
Exempt export income	(36)	5	(6)
Tax refunds	(1,396)	12	—
Other	—	—	2
Effective tax rate	(6,006)%	11%	11%

Loss carryforwards include both net operating loss carryforwards and capital loss carryforwards. At December 31, 2006, the tax effect of such carryforwards approximated $230.1 million. Of this amount, $130.2 million are domestic capital loss carryforwards that expire in 2007 for which full valuation allowances have been established and $3.4 million are domestic net operating loss carryforwards that expire in 2023 for which no valuation allowance has been established. State net operating loss carryforwards approximate $81.0 million, with expiration dates ranging from 2007 to 2026, for which full valuation allowances have been established. Foreign net operating loss carryforwards approximate $15.5 million and are offset by valuation allowances of $8.5 million. Some of these foreign net operating loss carryforwards expire as early as 2007 and others have expiration dates that are indefinite in nature. Deferred tax assets of $77.5 million attributable to investments represents the basis difference in the carrying value of the Company’s 49% investment in FiberVisions for which full valuation allowances have been established. The tax effect of the credit carryforwards approximated $131.4 million at December 31, 2006, with expiration dates ranging from 2011 to 2026, for which no valuation allowances have been established.

The Company provides taxes on undistributed earnings of subsidiaries and affiliates to the extent such earnings are planned to be remitted and not permanently reinvested. The undistributed earnings of subsidiaries and affiliates on which no provision for foreign withholding or U.S. income taxes has been made amounted to approximately $82.5 million and $153.8 million at December 31, 2006 and 2005, respectively. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate because of the availability of tax credits.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

10.         Pension and Other Postretirement Benefits

The Company provides defined benefit pension plans and postretirement benefit plans to most U.S. employees and some foreign employees. The following table summarizes information about the Company’s pension and postretirement benefit plans subsequent to the adoption SFAS 158. Certain of the disclosures required by SFAS 158 are not applicable (“N/A”) to the 2005 presentation.
	Pension Benefits
	2006		2005		Other Postretirement Benefits
Change in benefit obligation:	U.S.	Int’l.	U.S.	Int’l.	2006	2005
Benefit obligation at January 1	$1,536.8	$340.6	$1,413.5	$325.7	$154.5	$181.0
Service cost	11.4	6.0	12.7	5.4	0.5	0.8
Interest cost	86.5	15.5	81.3	15.2	8.8	8.8
Plan amendments	—	0.3	—	(4.5)	—	(32.4)
Foreign currency translation	—	35.3	—	(37.3)	—	0.1
Actuarial (gain) loss	(17.8)	(17.8)	136.1	49.2	14.7	19.8
Settlements/curtailments	(2.3)	(0.6)	—	—	—	—
Special termination benefits	1.6	—	—	—	1.3	—
Benefits paid from plan assets	(109.0)	(15.2)	(101.9)	(13.1)	—	—
Benefits paid from Company assets	(5.1)	—	(4.9)	—	(21.4)	(23.6)
Benefit obligation at December 31	$1,502.1	$364.1	$1,536.8	$340.6	$158.4	$154.5
Change in plan assets:
Fair value of plan assets at January 1	$1,219.3	$256.4	$1,176.2	$245.7	$—	$—
Actual return on plan assets	165.7	17.1	105.0	20.9	—	—
Actuarial (loss) gain	—	(0.5)	—	14.7	—	—
Company contributions	30.0	7.5	40.0	13.7	—	—
Participant contributions	—	0.8	—	0.9	—	—
Foreign currency translation	—	27.5	—	(27.7)	—	—
Benefits paid from plan assets	(109.0)	(13.8)	(101.9)	(11.8)	—	—
Fair value of plan assets at December 31	$1,306.0	$295.0	$1,219.3	$256.4	$—	$—

Funded status of the plan	$(196.1)	$(69.1)	$(317.5)	$(84.2)	$(158.4)	$(154.5)
Unrecognized actuarial loss	—	—	671.2	104.5	—	120.1
Unrecognized prior service benefit	—	—	(22.0)	(2.7)	—	(55.4)
Accrued expenses	—	—	—	(0.2)	—	—
Unrecognized net transition obligation	—	—	—	0.5	—	0.8
Net amount recognized	$(196.1)	$(69.1)	$331.7	$17.9	$(158.4)	$(89.0)
Components of the above amounts:
Prepaid benefit cost	$—	$2.2	$369.5	$53.3	$—	$—
Accrued expenses	(4.9)	—	—	—	(16.2)	(23.5)
Accrued benefit liability (noncurrent)	(191.2)	(71.3)	(37.8)	(35.4)	(142.2)	(65.5)
Additional minimum liability	—	—	(588.6)	(48.2)	—	—
Intangible asset	—	—	—	0.4	—	—
Accumulated other comprehensive losses	—	—	588.6	47.8	—	—
Net amount recognized	$(196.1)	$(69.1)	$331.7	$17.9	$(158.4)	$(89.0)
Amounts included in Accumulated other comprehensive losses:
Actuarial (losses) gains	$(545.8)	$(106.6)	N/A	N/A	$(126.4)	N/A
Prior service credits	18.2	17.2	N/A	N/A	43.0	N/A
Transition obligations	—	(0.4)	N/A	N/A	(0.7)	N/A
Total	$(527.6)	$(89.8)	N/A	N/A	$(84.1)	N/A
Amortization expected to be recognized during next fiscal year:
Actuarial losses	$39.1	$4.5	N/A	N/A	$8.9	N/A
Prior service credits	(1.7)	(0.9)	N/A	N/A	(7.8)	N/A
Transition obligations	—	0.1	N/A	N/A	0.1	N/A
Total	$37.4	$3.7	N/A	N/A	$1.2	N/A

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Weighted-average assumptions used to determine the benefit obligation at December 31, 2006 and 2005 were:
	Pension Benefits
	2006		2005		Other Postretirement Benefits
	U.S.	Int’l.	U.S.	Int’l.	2006	2005
Weighted-average discount rate	5.90%	4.71%	5.70%	4.35%	5.79%	5.59%
Rate of compensation increase	4.30%	3.10%	4.30%	2.87%	4.29%	4.29%

Net periodic benefit costs are summarized below:
	Pension Benefits
	2006		2005		2004		Other Postretirement Benefits
Net periodic benefit cost:	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2006	2005	2004
Service cost	$11.4	$6.0	$12.7	$5.4	$13.3	$5.9	$0.5	$0.8	$0.8
Interest cost	86.5	15.5	81.3	15.2	82.3	15.4	8.8	8.8	10.3
Expected return on plan assets	(100.4)	(17.3)	(95.4)	(14.9)	(96.5)	(14.6)	—	—	—
Amortization and deferrals	(1.8)	(0.4)	(1.9)	0.2	1.3	0.6	(8.0)	(7.3)	(8.5)
Participant contributions	—	(0.5)	—	(0.5)	—	(0.7)	—	—	—
Settlements/curtailments (1)	(2.0)	—	—	—	—	(0.1)	(4.4)	—	—
Special benefits/terminations (1)	1.6	—	—	—	1.1	—	1.2	—	—
Amortization of transition (asset) obligation	—	—	—	—	—	(0.1)	—	—	0.1
Actuarial losses recognized	39.9	4.5	40.7	3.4	33.9	3.1	8.4	6.5	5.2
Benefit cost	$35.2	$7.8	$37.4	$8.8	$35.4	$9.5	$6.5	$8.8	$7.9

(1) During 2006, the impact of these items was directly attributable to the FiberVisions transaction and, accordingly, these items are reflected in the loss on the sale of a 51% interest in FiberVisions (see Notes 3 and 22)..

Weighted-average assumptions used to determine net periodic benefit cost:
	2006		2005		2004
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2006	2005	2004
Weighted-average discount rate	6.00%	4.53%	5.75%	5.04%	6.10%	5.35%	5.81%	5.51%	6.08%
Expected return on plan assets	8.50%	6.36%	8.50%	6.49%	8.75%	6.64%	N/A	N/A	N/A
Rate of compensation increase	4.30%	2.99%	4.50%	2.79%	4.50%	2.86%	4.29%	4.49%	4.49%

Defined Benefit Pension Plans

Assets of the Company’s defined benefit pension plans are primarily invested in U.S. and international equity securities and U.S. and international fixed income securities. Both the assets and the projected benefit obligations (“PBO”) of the United States defined benefit pension plan (“U.S. Plan”) represent approximately 81% of the total plan assets and PBO for all defined benefit plans sponsored by the Company as of December 31, 2006. The Company uses a measurement date of December 31 for all material defined benefit pension and other postretirement benefit plans.

During 2006, the Company made contributions to its defined benefit plans totaling $37.5 million, some of which were required by local funding requirements. The Company presently anticipates making voluntary cash contributions to the U.S. Plan of approximately $40.0 million during 2007. Additionally, the Company anticipates making contributions of approximately $21.0 million to its international defined benefit pension plans in 2007.

Other Postretirement Benefits

The non-pension postretirement benefit plans include group life insurance coverage and health care reimbursement for eligible employees/retirees in the U.S. and Canada. The benefit obligation of the U.S. other postretirement benefit plan constitutes more than 98% of the Company's consolidated benefit obligation at December 31, 2006 for non-pension postretirement benefits. The assumed participation rate in these plans for future eligible retirees was 50% for health care and 100% for life insurance. The health care plans are contributory with participants' contributions adjusted annually; the life insurance plans are non-contributory for most retirees. The postretirement health care plans include a limit on the Company's share of costs for recent and future retirees and the related accounting anticipates future cost-sharing changes to the written plans that are consistent with the increase in health care cost. Participant contributions are directly applied to claim payments and as such are not included as contributions to plan assets. New employees are ineligible for retiree life insurance or benefits supplemental to Medicare health care.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

         The assumed health care cost trend rate as of December 31, 2006 was an initial rate of 10% in 2007 reducing to 5.0% in 2009 and thereafter. A one-percentage point increase in the assumed health care cost trend rate would increase the postretirement benefit obligation by approximately $3.9 million and the aggregate service and interest cost components by $0.3 million, while a decrease of the same magnitude would decrease the postretirement benefit obligations by approximately $4.3 million and the aggregate service and interest cost components by $0.4 million.

U. S. Pension and Postretirement Benefit Plans

The Company provides both funded and unfunded non-contributory defined benefit pension plans to substantially all of its U.S. employees. During 2004, some terms of the U.S. Plan were amended, rendering new hires ineligible and changing the calculation formula to remaining participants from “final pay” to “modified career average pay,” effective January 1, 2005. New employees are ineligible for retiree life insurance or postretirement health care benefits.

The asset allocation for the U.S. Plan as of December 31, 2006 and 2005 and the target allocation for 2007, by asset category, is as follows:
	Target Allocation	Percentage of Plan Assets at December 31,
Asset category:	2007	2006	2005
Equity securities	61%	71%	66%
Fixed income	32%	22%	26%
Other	7%	7%	8%
Totals	100%	100%	100%

Equity securities are invested in both U.S. and non-U.S. (international) companies. U.S. equity includes the common stock of large, medium, and small companies that are predominantly U.S. based. The plan did not own Hercules common stock as of December 31, 2006 or December 31, 2005.  Non-U.S. equity represents equity securities issued by companies domiciled outside the U.S. Fixed income securities include U.S. and non-U.S. government obligations, mortgage-backed securities, collateralized mortgage obligations and corporate debt obligations. Other investments primarily include market neutral, long/short, and event driven-type hedge funds. Investment managers may employ limited use of derivatives, including futures contracts, options on futures, and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets.

The expected long-term rate of return on plan assets was 8.5% for both 2006 and 2005. The overall expected long-term rate of return on assets assumption is a function of the target asset allocation for plan assets, the long-term equilibrium rate of return for the asset class, plus an incremental return attributable to the active management of plan assets.

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

Expected cash flows for the U.S. Plan and the Company’s other postretirement benefit plans, including the total anticipated contributions to be made by the Company in 2007 as well as the future benefit payments expected to be paid from plan or Company assets, are as follows:

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	Pension Benefits
	Qualified Plan	Non-qualified Plan	Total	Other Postretirement Benefits
Expected employer contributions for 2007	$40	$—	$40	$—
Expected benefit payments
2007	88	5	93	16
2008	87	5	92	16
2009	88	5	93	15
2010	88	5	93	14
2011	89	5	94	13
2012-2016	476	25	501	55

International Pension Plans

The International Plans are Company provided defined benefit and contribution plans to eligible employees in Europe, Canada and Asia Pacific. The International defined benefit Plans provide benefits based on years of service and final average salary, except for the defined benefit pension plans in The Netherlands (“The Netherlands Plan”) and the United Kingdom (the “U.K. Plan”) which have both been amended to provide benefits based on a career average pay basis effective January 1, 2006.

The asset allocation for International Plans as of December 31, 2006 and 2005 and the target allocation for 2007, by asset category, is as follows:
	Target Allocation	Percentage of Plan Assets at December 31,
Asset category:	2007	2006	2005
Equity securities	58%	58%	61%
Fixed income	41%	41%	38%
Other	1%	1%	1%
Totals	100%	100%	100%

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

The expected long-term rate of return on plan assets was 6.75% for 2006 and 6.8% for 2005, respectively. The overall expected long-term rate of return on assets assumption is a function of the target asset allocation for plan assets, the long-term equilibrium rate of return for the asset class, plus an incremental return attributable to the active management of plan assets.

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

The target asset allocation for the U.K. Plan is 50% global equity securities and 50% fixed income investments (debt and debt-like securities, including preferred securities).  The expected long-term rate of return on plan assets was 5.2% and 5.6% for 2006 and 2005, respectively. The overall expected long-term rate of return on assets assumption is a function of the target asset allocation for plan assets, the long-term equilibrium rate of return for the asset class, plus an incremental return attributable to the active management of plan assets.

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
(Dollars in millions, except per share data)

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

Expected cash flows for the International Plans, reflecting the total anticipated Company contributions to be made in 2007 and the total benefit payments expected to be paid from the plan assets or Company assets through the year 2016, are summarized in the table below:

Pension Plan Benefits
Expected employer contributions for 2007	$21
Expected benefit payments:
2007	15
2008	15
2009	16
2010	16
2011	18
2012-2016	97

11.         Savings and Investment Plans

The Hercules Incorporated Savings and Investment Plan (“SIP Plan”) allows employees to invest a portion of compensation in a defined contribution 401(k) plan. The Company's matching contributions, made in the form of Hercules' common stock contributed through an Employee Stock Ownership Plan Trust (“ESOP Trust”) are equal to 50% of the first 6% of the employee's contributed compensation and vest immediately. Shares used to fulfill the Company's matching contribution are released at the fair market value of those shares in the period in which they are allocated. The pre-tax difference between cost and fair market value of these allocated shares, which was $6.4 million, $7.3 million and $8.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, is recorded in Additional paid-in capital. Total shares allocated to fund these plan payments were 106,977 and 103,717 for the years ended December 31, 2006 and 2005, respectively. The unallocated shares held by the trust are reflected in Unearned compensation as a reduction in Stockholders' (deficit) equity on the balance sheet of $42.1 million and $53.6 million at December 31, 2006 and 2005, respectively. The unallocated shares have a cost basis of $31.625 per share.

At December 31, 2006 and 2005, the ESOP Trust had $28.3 million and $39.2 million in long-term debt outstanding, respectively, under its loan agreement with the Company; the Company has an offsetting receivable in each year, which is eliminated upon consolidation.

	2006	2005
Allocated	1,200,346	1,458,065
Unallocated	1,332,965	1,695,387
Total shares held by ESOP Trust	2,533,311	3,153,452

The Company's SIP related expense was $6.1 million, $4.0 million and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

12.         Asset Retirement Obligations

The Company has recorded asset retirement obligations (“ARO”) in order to recognize legal obligations associated with the retirement of tangible long-lived assets and for the remediation of environmental liabilities associated with current and former operations incurred during the course of normal operations. Other AROs are attributable to requirements to dismantle facilities and component assets upon their retirement as well as returning leased property to its original condition upon the expiration of their underlying lease terms.

The Company has a number of AROs that are conditional in nature including those triggered upon commitments by the Company to take certain actions, including demolition, renovation and other retirement-related activities as contemplated by FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143” (“FIN 47”). These actions include the preparation of certain properties for sale or for alternative uses as well as the requirement to dismantle the Company’s manufacturing facilities in certain countries upon their ultimate retirement or land lease expiration dates. There are also conditional requirements for asset component retirements in which the Company can reasonably estimate both the amount of the required settlement as well as the range of settlement dates.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

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

With respect to environmental contamination, the Company operates within the requirements of numerous regulations at the local, state and U.S. Federal and foreign levels regarding issues such as the handling and disposal of hazardous chemicals, waste-water treatment and effluent and emissions limitations, among others. From a practical standpoint, certain environmental contamination cannot be reasonably determined until a facility or asset is retired or an event occurs that otherwise requires the facility to be tested and monitored. In the absence of such requirements to test for environmental contamination prior to an asset or facility retirement, the Company has concluded that it cannot reasonably estimate the cost associated with such environmental-related AROs. In addition, the Company anticipates operating its manufacturing facilities indefinitely into the future thereby rendering the potential range of settlement dates as indeterminate.

As of December 31, 2006, the Company has accrued a total of $76.3 million with respect to AROs. Of this amount, approximately $72.3 million is for environmental remediation associated with current and former operating sites. An amount of $21.0 million is included in Accrued expenses representing amounts to be settled during 2007 and the remaining $55.3 million is included in Deferred credits and other liabilities. The AROs have been recognized on a discounted basis using a credit-adjusted risk free rate. Accretion of the AROs is recorded in Other operating expense, net for active operating sites and facilities and Other expense, net for inactive sites associated with businesses that have been exited or divested.

The following table provides a reconciliation of changes in the AROs during the period:

	Active Sites	Inactive Sites	Total
Balance at January 1, 2005	$7.1	$89.2	$96.3
Impact of the adoption of FIN 47	4.0	—	4.0
Accretion	0.2	1.8	2.0
Settlement payments	(1.2)	(9.0)	(10.2)
Changes in estimated obligations	0.3	3.2	3.5
Transfers of obligations	—	(4.4)	(4.4)
Foreign currency translation	(0.2)	(0.7)	(0.9)
Balance at December 31, 2005	$10.2	$80.1	$90.3

Accretion	0.8	1.4	2.2
Settlement payments	(4.3)	(14.1)	(18.4)
Changes in estimated obligations	3.2	(1.6)	1.6
Foreign currency translation	0.2	0.4	0.6
Balance at December 31, 2006	$10.1	$66.2	$76.3
While not reflected in the table above, the Company has recognized $5.3 million for environmental contingencies whereby it is reasonably likely that the Company has incurred a liability for costs associated with environmental remediation or for the probable settlement of related litigation. Liabilities included in this amount are attributable to sites that the Company formerly owned as well as sites that the Company did not have an ownership interest therein, but was associated with activities at such sites, including landfills, waste sites and other similar properties.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

13.         Commitments and Contingencies

Guarantees

In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), disclosures about each group of similar guarantees are provided below:

 Indemnifications

In connection with the sale of the Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale. These indemnifications typically pertain to environmental, tax, employee and/or product related matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to reimburse the buyer. These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions and limitations. The carrying amount recorded for indemnifications as of December 31, 2006 was $41.2 million. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. Generally, there are no specific recourse provisions.

In addition, the Company provides certain indemnifications in the ordinary course of business such as product, patent and performance warranties in connection with the manufacture, distribution and sale of its products and services. Due to the nature of these indemnities, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.

Debt and Other Obligations

The Company has directly guaranteed up to $43.5 million of various obligations under agreements with third parties related to subsidiaries, VIEs and affiliates of which $30.4 million is outstanding. The outstanding balance reflects guarantees of debt for terms of varying length as well as a guarantee related to a foreign-based pension plan with an indefinite term. The Company has also provided $2.9 million in collateral in the form of a mortgage security for the aforementioned pension plan. Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.

Intercompany Guarantees

The Company and its subsidiaries have authorized intercompany guarantees between and among themselves which aggregate $191.5 million, of which $179.6 million was outstanding as of December 31, 2006. These guarantees relate to intercompany loans used to facilitate normal business operations and have been eliminated from the Company's Consolidated Financial Statements.

Leases

Hercules has operating leases (including office space, transportation and data processing equipment) expiring at various dates. Lease expense of $19.7 million, $20.6 million and $22.1 million in 2006, 2005 and 2004, respectively, is net of sub-lease income of $5.1 million, $5.2 million and $5.4 million in 2006, 2005 and 2004, respectively.

At December 31, 2006, minimum rental payments under non-cancelable leases aggregated $133.4 million with offsetting subleases of $32.4 million. A significant portion of these payments relate to a long-term operating lease for corporate office facilities. The minimum payments over the next five years, net of minimum sublease receipts, are $18.9 million in 2007, $18.9 million in 2008, $25.7 million in 2009, $11.8 million in 2010, $11.0 million in 2011 and $14.7 million thereafter.

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

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

While the Company is involved in numerous environmental matters, the following matters are described below because they are currently viewed by management as potentially material to the Company’s consolidated financial position, results of operations and cash flows.

 United States of America v. Vertac Chemical Corporation, et al., No. 4:80CV00109 (United States District Court, Eastern District of Arkansas, Western Division)

This case, a cost-recovery action based upon the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund statute”), as well as other statutes, has been in litigation since 1980, and involves liability for costs in connection with the investigation and remediation of the Vertac Chemical Corporation (“Vertac”) site in Jacksonville, Arkansas.  The Company owned and operated the site from December 1961 until 1971. The site was used for the manufacture of certain herbicides and, at the order of the United States, Agent Orange.  In 1971, the site was leased to Vertac’s predecessor. In 1976, the Company sold the site to Vertac. The site was abandoned by Vertac in 1987, and Vertac was subsequently placed into receivership.  Both prior to and following the abandonment of the site, the EPA and the Arkansas Department of Pollution Control and Ecology were involved in the investigation and remediation of contamination at and around the site. Pursuant to several orders issued under CERCLA, the Company actively participated in many of those activities.  The cleanup is essentially complete, except for certain on-going maintenance and monitoring activities. This litigation primarily concerns the responsibility and allocation of liability for the costs incurred in connection with the activities undertaken by the EPA.

The procedural history of this litigation is discussed in greater detail in reports previously filed by the Company with the SEC. In summary, in 1999, the District Court finalized a ruling holding the Company and Uniroyal jointly and severally liable for approximately $100 million in costs incurred by the EPA, as well as costs to be incurred in the future. In 2000, the District Court allocated 2.6% of such amounts to Uniroyal and 97.4% of such amounts to the Company. Both the Company and Uniroyal appealed those rulings to the U.S. Court of Appeals for the Eighth Circuit (the “Court of Appeals”). In 2001, the Court of Appeals reversed the District Court’s rulings as to joint and several liability and allocation, and remanded the case back to the District Court for several determinations, including a determination of whether the harms at the site giving rise to the EPA’s claims were divisible. The trial on remand occurred in late 2001.

By Memorandum Opinion and Order dated March 30, 2005, the District Court largely affirmed its prior findings and prior judgment against the Company and Uniroyal, and the prior allocation with respect to the Company and Uniroyal, although the District Court did agree that the Company should not be liable for costs associated with a particular off-site landfill, and held that the judgment should be reduced accordingly. By Order dated June 6, 2005, the District Court entered a Final Judgment in favor of the United States and against the Company for $119.3 million, of which amount Uniroyal has been held jointly and severally liable for $110.4 million, with the Company alone liable for the difference. The Final Judgment also provided that both the Company and Uniroyal are responsible for any additional response costs incurred or to be incurred by the United States after June 1, 1998, as well as post-judgment interest running from the date of the Final Judgment. In addition, the District Court re-affirmed its prior holding which allocated 2.6% of the $110.4 million in response costs for which Uniroyal is jointly and severally liable, or $2.9 million, to Uniroyal. Finally, the Final Judgment found Uniroyal liable to the Company for 2.6% of the response costs incurred by the Company of approximately $27.4 million, or $0.7 million. Both the Company and Uniroyal appealed the Final Judgment to the Court of Appeals, asserting that the District Court had committed reversible error.

On July 13, 2006, a panel of the Court of Appeals affirmed the Final Judgment of the District Court. The Company requested that the panel’s determination be reviewed en banc, but that request was denied by Order dated September 19, 2006. On December 14, 2006, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, requesting that the Supreme Court review this matter. No action has yet been taken by the Supreme Court with respect to the Company’s Petition. While the Company continues to believe that the Final Judgment should be reversed, the Supreme Court agrees to review very few matters, and it is therefore probable that the Company will not be successful in having the Supreme Court agree to review the July 13, 2006 decision which affirmed the Final Judgment. Accordingly, the Company has accrued its total net liability of $123.5 million, including interest but not including amounts for which Uniroyal has been held liable, based on the Final Judgment, which is recorded as a current liability at December 31, 2006. The Company will continue to accrue interest on this amount until such time as the Final Judgment is either reversed or is paid. If the Company is ultimately required to pay such amount to the United States, an event which could occur in 2007 or thereafter, the payment of such amount could have a material adverse effect upon the Company’s cash flows in such annual, quarterly or other period.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Alleghany Ballistics Laboratory

The Alleghany Ballistics Laboratory (“ABL”) is a government-owned facility which was operated by the Company from 1945 to 1995 under contract with the United States Department of the Navy. The Navy and the Company have commenced discussions with respect to certain environmental liabilities which the Navy alleges are attributable to the Company’s past operations at ABL. During the course of discussions, the Navy has stated that, pursuant to CERCLA, it has spent and anticipates spending in the future a total of approximately $76 million. The Company has conducted an investigation of the Navy’s allegations, including the basis of the Navy’s claims, and believes the contracts with the government pursuant to which the Company operated ABL may provide the Company with a defense from some or all of the amounts sought. The Company has exchanged information with the Navy and discussions with the Navy are continuing. At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to ABL and, accordingly, has not included this site in the range of its environmental liabilities reported below.

Kim Stan Landfill

The Company is one of a limited number of industrial companies that have been identified by the EPA as a PRP at the Kim Stan Landfill, near Covington, Virginia. The EPA is seeking to have the PRPs undertake the remediation of the site at a currently estimated cost of $12.0 million (including EPA oversight charges). Based on the investigation conducted to date, the Company believes that parties not named by the EPA as PRPs may be responsible for the majority of the costs that have been and will be incurred at the site and intends to seek contribution from those parties to the extent it is required to pay any monies in connection with the site. As a result of that investigation, the Company believes that it has defenses that would substantially reduce its exposure. The Company and two other PRPs are in negotiations with the EPA in an attempt to resolve this matter in an equitable manner. The Company believes it is probable that this matter will ultimately be amicably resolved, and the amount the Company reasonably estimates that it will pay is included in the accrued liability for environmental matters reported below.

Clean Air Act Notice of Violation

On December 23, 2005, EPA Region III issued a Notice of Violation (“NOV”) to the Company and to Eastman Company (“Eastman”) that alleges various violations of the Clean Air Act, primarily focused on the Act’s requirements governing emissions of volatile organic compounds, at a manufacturing facility located in West Elizabeth, Pennsylvania. (In the Matter of Eastman Company and Hercules Incorporated, EPA Region III, Docket No. CAA-III-06-011.) That facility was sold to Eastman as part of the Company's divestiture of its Resins business in May 2001. The EPA has not specifically made a demand for monetary penalties upon the Company and Eastman. The Company is continuing to investigate the allegations set forth in the NOV, as well as any indemnification obligations that it may owe to Eastman pursuant to the terms of the purchase and sale agreement. At this time, however, the Company cannot reasonably estimate its liability, if any, with respect to this matter and, accordingly, has not included this site in the accrued liability for environmental matters reported below.

Range of Exposure

The reasonably possible share of costs for environmental matters involving current and former operating sites, including those with identified asset retirement obligations (see Note 12), the Vertac site and other locations where the Company may have a liability, is approximately $205 million as of December 31, 2006. This accrued liability is evaluated at least quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The actual costs for these matters will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 or more years.  While it is not feasible to predict the outcome of all pending environmental matters, the ultimate resolution of one or more of these environmental matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Litigation

The Company is involved in litigation arising out of or incidental to the conduct of its business.  Such litigation typically falls within the following broad categories:  environmental (discussed above); antitrust; commercial; intellectual property; labor and employment; personal injury; property damage; product liability; and toxic tort. These matters typically seek unspecified or large monetary damages or other relief, and may also seek punitive damages. While it is not feasible to predict the outcome of all pending matters, the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period. While the Company is involved in numerous matters, certain matters are described below because they are currently viewed by management as potentially material. From time to time, management may determine (based on further analysis or additional information that becomes available through discovery or otherwise) that other matters are or have become potentially material to the Company. As appropriate, descriptions of such matters will be included in the periodic report following such determination. Occasionally, management may not determine that a matter is material until it has been settled or otherwise resolved. In such a situation, that matter may not have been described in the Company’s periodic reports prior to such settlement or resolution, but the impact of such settlement or resolution would be reflected in the financial statements included in the periodic report following such settlement or resolution.

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

As of December 31, 2006, there were approximately 26,045 unresolved claims, of which approximately 980 were premises claims and the rest were products claims.  There were also approximately 2,075 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  In addition, as of December 31, 2006, there were approximately 528 claims which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.

Between January 1, 2006 and December 31, 2006, the Company received approximately 2,665 new claims. During that same period, the Company spent approximately $31.5 million to resolve and defend asbestos matters, including $23.1 million in settlement payments and approximately $8.4 million for defense costs.

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

As discussed in greater detail in reports previously filed by the Company with the SEC, the Company entered into several settlements with its insurers in 2004. The first such settlement involved insurance policies issued by certain underwriters at Lloyd’s, London, and reinsured by Equitas Limited and related entities (“Equitas”) (the “First Settlement Agreement”).  As part of that settlement, Equitas placed $67.0 million into a trust (the “Equitas Trust”) set up to reimburse the Company for a portion of the costs it incurred to defend and resolve certain asbestos claims.  In exchange, the Company released the underwriters from past, present and future claims under those policies, agreed to the cancellation of those policies, and agreed to indemnify the underwriters from any claims asserted under those policies. In addition, the settlement provided that if federal asbestos reform legislation was not enacted into law on or prior to January 3, 2007, any funds remaining in the Equitas Trust would be available to the Company to pay asbestos-related liabilities or to use for other corporate purposes. Federal asbestos reform legislation was not enacted on or prior to January 3, 2007. As a result, on January 4, 2007, the Company received as a lump sum distribution approximately $41.3 million, an amount representing a complete liquidation of the remaining balance of the Equitas Trust, including accrued interest, and the Equitas Trust has been terminated.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

In addition, effective October 8, 2004, the Company entered into a comprehensive confidential settlement agreement with respect to certain insurance policies issued by various insurance companies operating in the London insurance market, and by one insurance company located in the United States (the “Second Settlement Agreement”).  Under the terms of the Second Settlement Agreement, the participating insurers agreed to place a total of approximately $102.2 million into a trust (the “Second Trust”), with such amount to be paid over a four-year period commencing in January 2005 and ending in 2008.  In exchange, the Company released the insurers from past, present and future claims under those policies, agreed to the cancellation of those policies, and agreed to indemnify the insurers from any claims asserted under those policies. The trust funds have been and are continuing to be used to reimburse the Company for costs it incurs to defend and resolve asbestos-related claims.  Any funds remaining in the Second Trust subsequent to December 31, 2008 may be used by the Company to defend and resolve both asbestos-related claims and non-asbestos related claims.  As of December 31, 2006, approximately $66.1 million of the $102.2 million had been placed into the Second Trust, and the Second Trust had a balance of approximately $13.8 million. On or about January 31, 2007, an additional $16.4 million was placed into the Second Trust.

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

In addition, effective October 13, 2004, the Company reached a confidential settlement agreement with the balance of its solvent excess insurers whereby a significant portion of the costs incurred by the Company with respect to future asbestos product liability claims will be reimbursed, subject to those claims meeting certain qualifying criteria (the “Future Coverage Agreement”).  That agreement is not expected to result in reimbursement to the Company, however, unless and until defense costs and settlement payments for qualifying asbestos products claims paid by the Company subsequent to the effective date of the agreement (with credit for certain amounts spent prior to the effective date of the agreement) aggregate to approximately $330 million to $370 million, with the foregoing approximation based on various assumptions, including that there are sufficient qualifying claims to require such payments, that for such qualifying claims the time periods of each claimant’s alleged exposure to asbestos products falls within the time periods covered by the participating insurers’ policies, and that each of the participating insurers remain solvent and honor their commitments under the terms of the Future Coverage Agreement.  The Company expects that such amounts, if required to be paid, would be paid by the Company using monies from the above settlements and from other sources.  If and when such amounts are paid by the Company, the insurers’ obligations pursuant to the terms of the Future Coverage Agreement would be triggered, and the participating insurers would thereafter be required to pay their allocated share of defense costs and settlement payments for asbestos product liability claims that qualify for reimbursement subject to the limits of their insurance policies, which limits are believed to be sufficient to cover the insurers’ allocated shares of an amount that exceeds the high end of the reasonably possible range of financial exposure described below.  The Company will be responsible for the share of such costs and payments that are not reimbursed by the participating insurers pursuant to the terms of the Future Coverage Agreement, as well as for such costs and payments for those claims that do not qualify for reimbursement under the terms of the Future Coverage Agreement.  Should asbestos reform legislation be passed, some or all of the obligations under the Future Coverage Agreement will be suspended for so long as such legislation remains in effect. As of December 31, 2006, defense costs and settlement payments for qualifying asbestos products claims of approximately $132.4 million have been credited towards the range of $330 million to $370 million noted above.

As a result of the above settlements, the Company is expected to have available to it a combination of cash and trust fund monies which can be used to pay or reimburse the Company for a significant portion of the defense costs and settlement payments that may be incurred by the Company with respect to its asbestos-related liabilities. Upon exhaustion of the trust fund monies, the Company will be required to fund such liabilities itself until such time as the insurers’ obligations under the Future Coverage Agreement are triggered. If and when those obligations are triggered, the Company and the insurers who are participants in the Future Coverage Agreement will share qualifying asbestos product liability claims defense costs and settlement payments at varying levels over time, with the Company typically bearing a slightly larger share than such participating insurers. Of note, as a result of the First Settlement Agreement, Second Settlement Agreement and Other Settlement Agreements, substantially all of the Company’s insurance coverage applicable to asbestos products claims has been cancelled (except for obligations under the Future Coverage Agreement), and such insurance coverage will no longer be available to cover any such claims. In addition and as described above, as a result of the First Settlement Agreement, Second Settlement Agreement and Other Settlement Agreements, substantial amounts of insurance coverage that would have been available to cover insured claims other than asbestos products claims have been cancelled and will no longer be available to cover such claims.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

        Based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that the total monetary recovery under the settlements noted above will provide coverage for a significant portion, but less than a majority, of the Company’s monetary exposure going forward for its estimated asbestos-related liabilities. Since the settlements noted above were entered into, the Company’s insurers have paid over $207 million to the Company and to the Trusts referred to above. Some of those payments have been used to pay or reimburse the Company for asbestos-related liabilities, and some of those payments have been used by the Company for other corporate purposes. Based on the Company’s current claims experience, it is possible that before the end of 2007, the Company will be responsible for payment of a portion of its asbestos-related liabilities without the ability to seek reimbursement from the Second Trust, and that by mid-2008, or earlier, it is likely that the Company will be responsible for payment of all such liabilities until such time as the obligations under the Future Coverage Agreement are triggered, at which point in time the Company is expected to share the cost of defending and settling qualifying asbestos product liability claims with the participating insurers, with it being anticipated that the Company will typically bear a slightly larger share than the participating insurers. In any period of time, however, including after obligations under the Future Coverage Agreement are triggered, the amounts paid by the Company in connection with the defense and settlement of asbestos claims versus the amounts funded and to be funded by settlement monies and amounts anticipated to be reimbursed by the Future Coverage Agreement are expected to vary significantly.

In early 2003, the Company commissioned a study of its asbestos-related liabilities by a recognized expert at a major national university, who is a member of the American Academy of Actuaries with broad experience in estimating such liabilities.  Since that time, such study has been updated several times to take into account the then most current data concerning, among other factors, the Company’s claims and payment experience. In January 2007, the study was updated again and, as a result, the reasonably possible exposure for these matters as of December 31, 2006 was revised to a range of $270 million to $770 million, which is the same as the previously established range at the lower end, and slightly lower than the previously established range at the high end.  Due to inherent uncertainties in estimating the timing and amounts of future payments, the foregoing range does not include the effects of inflation and has not been discounted for the time value of money.  In addition, the range of financial exposures set forth above does not include estimates for future legal costs. It is the Company’s policy to expense these legal costs as incurred.  Cash payments related to this exposure are expected to be made over an extended number of years and actual payments, when made, could be for amounts in excess of the range due to potential future changes in estimates as well as the effects of inflation.

The foregoing is based on the Company’s assumption that the number of future claims filed per year and claim resolution payments will vary considerably from year-to-year and by plaintiff, disease, venue and other circumstances, but will, when taken as a whole, remain relatively consistent with the Company’s experience to date and will decline as the population of potential future claimants expires due to non-asbestos-related causes.  It is also based on the results of the updated study and the status of the Company’s settlements with its insurers, as described above.  However, the Company recognizes that the number of future claims filed per year and claim resolution payments could greatly exceed those reflected by its past experience and contemplated by the study referenced above, that the Company’s belief of the range of its reasonably possible financial exposure could change as the study referenced above is periodically updated, and that its evaluation of the total payments to be received from its insurers may change depending upon numerous variables including potential legislation and the risk that one or more insurance carriers may refuse or be unable to meet their obligations to the Company. Moreover, while the expert noted above has applied his methodology in determining the Company’s reasonably possible range of exposures for these liabilities on a consistent basis, other methods in practice exist which place a differing degree of emphasis on the underlying variables used to measure asbestos-related contingencies. Such other methods could yield significantly different ranges of reasonably possible exposures.

Due to the dynamic nature of asbestos litigation, the Company’s estimates are inherently uncertain, and these matters may present significantly greater financial exposures than presently anticipated.  In addition, the Company intends to periodically update the asbestos study referenced above, and further analysis combined with new data received in the future could result in a material modification of the range of reasonably possible financial exposure set forth above.  As a result of all of the foregoing, the Company’s liability with respect to asbestos-related matters could vary significantly from present estimates and may require a material change in the accrued liability for these matters within the next 12 months.  If the Company’s liability does exceed amounts recorded in the balance sheet sufficient to trigger the obligations under the Future Coverage Agreement, the Company presently believes that a significant portion of the liability it may reasonably anticipate will be reimbursed by monies to be received pursuant to the Future Coverage Agreement. However, there can be no assurance that such liabilities will be reimbursed.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The findings of the updated study referenced above identified a range of the Company’s reasonably possible financial exposure for these asbestos-related matters.  The Company adjusted its accrual for present and future potential asbestos claims before anticipated insurance recoveries at December 31, 2006 to $270.0 million, reflecting the low end of the range noted above in accordance with generally accepted accounting principles (since no amount within the range is a better estimate than any other amount).

The following table presents the beginning and ending balances and balance sheet activity for the Company’s asbestos-related accounts for the year ended December 31, 2006.

	Balance January 1, 2006	Interest Income/ Additional Accruals	Insurance Recovered/ Liabilities Settled	Accretion/ Reclassifi- cation	Balance December 31, 2006
Asbestos-related assets:
Insurance receivable	$65.2	$—	$(33.3)	$0.9	$32.8
Restricted cash in trust	55.5	3.0	(3.8)	—	54.7
Asbestos-related assets	$120.7	$3.0	$(37.1)	$0.9	$87.5
Asbestos-related liabilities:
Asbestos-related liabilities, current	$36.4	$—	$—	$—	$36.4
Asbestos-related liabilities, non-current	233.6	23.1	(23.1)	—	233.6
Total asbestos-related liabilities	$270.0	$23.1	$(23.1)	$—	$270.0

The Company, in conjunction with outside advisors, will continue to study its asbestos-related matters, insurance recovery expectations and reserves on an ongoing basis, and make adjustments as appropriate.

Composite Products Antitrust and Qui Tam Matters

Commencing in 1999, the Company was one of several companies sued in a series of civil antitrust and related lawsuits concerning the pricing and sale of carbon fiber and carbon prepreg products (together referred to as “carbon fiber products”). These products were manufactured and sold by the Company’s former Composite Products division, which division was sold to Hexcel Corporation in 1996. These lawsuits encompassed the following: (a) a federal class action brought on behalf of direct purchasers of carbon fiber products captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California; (b) a total of nine California state purported class actions brought on behalf of indirect purchasers of carbon fiber products, all consolidated under the caption Carbon Fiber Cases I, II, and III, Judicial Council Coordination Proceeding Nos. 4212, 4216 and 4222, Superior Court of California, County of San Francisco; (c) a Massachusetts state purported class action brought on behalf of indirect purchasers of carbon fiber products captioned Saul M. Ostroff, et al. v. Newport Adhesives, et al., Civil Action No. 02-2385, Superior Court of Middlesex County; and (d) a lawsuit brought by Horizon Sports Technologies, a company that had “opted out” of the federal class action lawsuit referred to above and captioned Horizon Sports Technologies, Inc. v. Newport Adhesives and Composites, Inc., et al., Case No. CV02-8126 FMC (RNEX), U.S. District Court, Central District of California, Western Division.  In addition, the Company and the other defendants in the foregoing lawsuits were sued in a related “Qui Tam” action captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al., (Civil Action No. 99 CV 1557 JM JAH), which lawsuit was originally filed under seal in 1999 pursuant to the False Claims Act, 31 U.S.C. Section 729 et seq. Throughout 2005, the Company entered into agreements to resolve each of the foregoing lawsuits, and the results of such settlements have been reflected in the Company’s financial statements. At this time, all of the forgoing lawsuits have been resolved, and all payments have been made, without any admission of liability. Each of the settlements was entered into by the Company in order to avoid the risks, uncertainties and costs inherent in litigation. In addition to the foregoing, two of the Company’s former customers have “opted-out” of the Federal and California state class actions referred to above. The Company believes it probable that the claims of these two former customers will ultimately be amicably resolved, and the amount that the Company reasonably estimates that it will pay is included in the accrued liability for non-asbestos litigation reported below. Furthermore, by letter dated January 30, 2007, one of the defendants in the foregoing lawsuits asserted a claim against the Company for damages as a result of the alleged anticompetitive activities alleged in the lawsuits described above, and requested that the Company enter into settlement discussions. The Company intends to investigate this claim, but currently believes it is without merit and legally defensible.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

In December 2004, the Company filed a lawsuit against Hexcel Corporation (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, Index No.04/604098) seeking indemnification for the settlements described above.  The lawsuit against Hexcel is based on the terms of the purchase and sale agreement by which the Company sold its Composite Products division to Hexcel in 1996.  In response, Hexcel Corporation has denied liability and has filed a counter-claim also seeking indemnification. Both parties have filed motions for summary judgment, but no ruling has yet been issued by the Court. No date for trial has been set.

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
(Dollars in millions, except per share data)

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

On May 7, 2004, Ciba Specialty Chemicals Corporation (“Ciba”) filed a Complaint against the Company and Cytec Industries, Inc. (“Cytec”) in the United States District Court for the District of Delaware alleging infringement of two patents owned by Ciba (Ciba Specialty Chemicals Corporation v. Hercules Incorporated and Cytec Industries, Inc., C.A. No. 04-293 (KAJ)). The two patents in question are U.S. Patent 5,167,766 (issued on December 1, 1992) entitled “Charged Organic Polymer Microbeads in Paper Making Process” and U.S. Patent 5,171,808 (issued on December 15, 1992) entitled “Cross-linked Anionic and Amphoteric Polymeric Microparticles.” The alleged conduct related to the manufacture, use, sale and offer to sell of certain products of the Company’s Paper Technologies and Ventures segment. Ciba sought to enjoin alleged continued infringement, obtain a judgment that the defendants infringed the patents, and obtain an award of damages and reasonable attorney’s fees.  The Company agreed to indemnify Cytec with respect to Ciba’s patent infringement charges.  On June 26, 2006, the Court issued a Memorandum Opinion in which the Court granted the Company’s and Cytec’s motions for summary judgment and denied Ciba’s motion for summary judgment. On July 27, 2006, the Court entered Judgment in favor of the Company and Cytec and against Ciba. On August 25, 2006, Ciba filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. Settlement discussions with Ciba and Cytec followed and a confidential settlement was reached in December 2006. Ciba withdrew its appeal and, in January 2007, this matter was dismissed.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

In June 2004, a purported class action captioned Charles Stepnowski v. Hercules Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules’ Vice President Human Resources, Civil Action No. 04-cv-2296, was filed in the United States District Court, Eastern District of Pennsylvania. The Stepnowski lawsuit sought the payment of benefits under the Pension Plan of Hercules Incorporated (the “Plan”), and alleged violations of the Employee Retirement Income Security Act, 29 U.S.C. §1001 et seq. (“ERISA”).  Under the Plan, eligible retirees of the Company may opt to receive a single cash payment of 51% of the present value of their accrued benefit (with the remaining 49% payable as a monthly annuity).  In the Stepnowski lawsuit, it was alleged that the Company’s adoption in 2002 of a new interest rate assumption used to determine the 51% cash payment constituted a breach of fiduciary duty and a violation of the anti-cutback requirements of ERISA, the Internal Revenue Code and the terms of the Plan, and that its communications to employees concerning the new interest rate assumption constituted a breach of fiduciary duty.  The Stepnowski lawsuit sought, among other things, the payment of additional benefits under ERISA (as well as costs and attorneys fees), and to compel the Company to use an interest rate assumption that is more favorable to eligible retirees.  In December 2005, a virtually identical purported class action lawsuit was filed in the same Court in a matter captioned Samuel J. Webster, et al. v. Hercules, Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules’ Vice President Human Resources, Civil Action No. 05-6404. In January 2006, the Court consolidated the Stepnowski and Webster lawsuits for discovery and trial. In March 2006, the Court certified the Webster action as a class action. By Order dated April 20, 2006, the Court entered partial summary judgment in favor of plaintiffs, holding that while the interest rate change did not violate the anti-cutback provisions of ERISA, such change did violate provisions of the Plan, and ordered the Company to recalculate the lump sum pension benefit owed to class members by using the prior interest rate assumption (the “PBGC” rate, which was the rate used prior to the change to the new interest rate, as referenced above) to calculate benefits accrued through December 31, 2001, and the new interest rate (the “30-Year Treasury Bond” rate) for all benefits accrued after December 31, 2001. That Order also required the Company to make certain payments to Mr. Stepnowski and Mr. Webster, with such payments representing the additional lump sum benefit payable as a result of the adjusted lump sum calculation described in the preceding sentence, plus interest. On October 4, 2006, the parties entered into a settlement in principle to resolve both the Stepnowski lawsuit and Webster class action lawsuit. Preliminary approval of the settlement was granted by the Court on December 4, 2006. A hearing for final approval of the settlement is set for April 16, 2007.  The main points of the settlement are: (1) each Class member’s lump sum will be computed using the 30 Year Treasury Bond rate applied to all eligible service through December 31, 2004 as the “floor,” plus 75% of the additional value gained, if any, by using the PBGC rate for that portion of eligible service accrued through December 31, 2001 (the Plan’s actuaries have estimated that the “present value” of the total settlement award is approximately $18.2 million, without consideration of additional interest payments); (2) each Class member who has already received a lump sum will also receive 3% interest, compounded annually, on his or her settlement award, from the date the original lump sum amount was paid until the settlement award has been paid; and (3) Defendants will pay $0.3 million toward the fees and litigation costs of plaintiffs’ counsel. In addition, plaintiffs and plaintiffs’ counsel have agreed to petition the Court for an additional award which, if approved, will be credited against the present value of the aggregate settlement award and will reduce each Class member’s settlement award by the same percentage. Of note, except for $0.3 million, the payments to be made as a result of this lawsuit will be made by the Company’s pension plan.

Acevedo, et al. v. Union Pacific Railroad Company, et al., Case No. C-4885-99-F. 332nd Judicial District Court, Hidalgo County, Texas (2001), and related lawsuits, are mass toxic tort lawsuits alleging pesticide exposure relating to operations at a former pesticide formulation facility in Mission, Texas.  There are currently approximately 1,700 plaintiffs and approximately 30 defendants, including the Company.  Plaintiffs include former workers at the pesticide formulation facility, and persons who currently reside, or in the past resided, near the facility.  All plaintiffs allege personal injuries and some plaintiffs also allege property damage.  The vast majority of the plaintiffs allege residential exposure to a variety of pesticide and chemical products as a result of leaks, spills, flooding, and airborne emissions from the pesticide formulation facility.  It is alleged that certain of the Company’s products were sold to or used by the pesticide formulation facility prior to its ceasing operations in 1967.  In November 2004, Defendants filed a Petition for a Writ of Mandamus in the Texas Supreme Court seeking to set aside an order consolidating the claims of certain plaintiffs for trial, and seeking to require the plaintiffs to provide certain evidence of exposure and injury before being permitted to proceed in court. In response, the Texas Supreme Court issued a partial stay of the underlying litigation. In November 2005, oral argument with respect to Defendants’ Petition for Writ of Mandamus was held before the Texas Supreme Court. No decision has yet been rendered with respect to that petition. The Company denies any liability to plaintiffs and intends to vigorously defend these matters.

The Company and others have been sued by approximately 520 former employees and employees of third-party contractors who allege hearing loss as a result of their having worked at plants located in or about Lake Charles, Louisiana.  The Company formerly owned and operated a plant in Lake Charles.  In July 2005, the Company and other defendants reached a settlement in principle with plaintiffs’ lawyers which provides for the resolution of these claims over a period of approximately two years, and since that time, a portion of these claims have been resolved.  The Company has accrued its remaining probable and reasonably estimable liability as a portion of the amount described in the paragraph below entitled “Amounts Accrued for Non-Asbestos Litigation.”  The lawsuits at issue are all pending in the 14th Judicial District Court of Calcasieu Parish, Louisiana, and are captioned as follows:  James Allee, et al. v. Canadianoxy Offshore Production Co., et al., Case No. 2001-4085, James Hollingsworth, et al. v. Hercules Inc., Civil Action No. 2001-4064, Joseph Kelley, et al. v. Canadianoxy Offshore Production Co., et al., Civil Action No. 98-2802, Robert Corbin, et al. v. Canadianoxy Offshore Production Co., et al., Civil Action No. 98-1097, Carl Belaire, et al. v. Bridgestone Firestone Inc., et al., Civil Action No. 2005-004369, Darrell Comeaux, et al. v Bridgestone/Firestone, Inc., et al., Civil Action No. 2006-2242, and Howard Dejean, et al. v. Bridgestone/Firestone, Inc., et al., Civil Action No. 2006-6276.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Amounts Accrued for Non-Asbestos Litigation

During the period January 1, 2006 through December 31, 2006, the Company incurred charges totaling $12.2 million and paid $7.1 million in settlement payments including defense costs with respect to the settlement of non-asbestos and non-environmental litigation. The December 31, 2006 Consolidated Balance Sheet reflects a current liability of $8.6 million for non-asbestos and non-environmental related litigation matters, representing management’s best estimate of the probable and reasonably estimable losses for such matters. A separate liability is provided for the Vertac litigation. While it is not feasible to predict the outcome of all pending legal proceedings, it is reasonably possible that an exposure to loss exists in excess of the amounts accrued for these and other matters, and the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

14.	Stock-Based Compensation

Effective January 1, 2006 (the “effective date”), the Company adopted SFAS 123R as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted SFAS 123R using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Company continues to use the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees.

The Company previously adopted SFAS 123 on a prospective basis for all employee and non-employee director awards granted, modified or settled after January 1, 2003. Excluding stock options issued to non-employee directors which vest immediately upon grant due to certain retirement-eligibility provisions, the Company did not issue any stock options to employees during 2003 and 2004. During 2005, the Company granted nonqualified stock options to its Chief Executive Officer (“CEO”). Those stock options have been accounted for in accordance with SFAS 123. Stock options issued to employees during years prior to 2003, which were accounted for in accordance with APB 25, had fully vested by December 31, 2005. Accordingly, there is no cost attributable to such options to be recorded subsequent to 2005. During 2006, the Company issued nonqualified stock options as well as restricted stock awards to the CEO and other management personnel. These awards have been accounted for in accordance with SFAS 123R.

The Company has in the past and continues to provide for the grant of stock options and the award of restricted common stock and other market-based units to key employees and non-employee directors under the following plans: (1) Hercules Incorporated Long Term Incentive Compensation Plan (“LTICP”), (2) Management Incentive Compensation Plan (“MICP”), and (3) Hercules Incorporated Omnibus Equity Compensation Plan for Non-Employee Directors (“Omnibus Plan”) (collectively, the “Plans”). As of December 31, 2006, 8,546,964 shares were available for grant under the Plans as stock awards or stock option awards. A summary of the valuation and accounting for share-based awards granted under the Plans is described in further detail below.

The compensation cost attributable to the Plans during 2006, 2005 and 2004 was $6.6 million, $8.1 million and $3.2 million, respectively, and was recognized as a component of Selling, general and administrative expenses. During 2006, $0.4 million attributable to the acceleration of cost related to FiberVisions employees was included as a component of the loss on disposition. The total income tax benefit recognized in the Statement of Operations for share-based compensation arrangements was $2.3 million, $2.8 million and $1.1 million for 2006, 2005 and 2004, respectively. In connection with the transition to SFAS 123R, the Company determined that it will account for the income tax effects of share-based compensation with a pool of windfall tax benefits (the “pool”) set at zero upon the effective date. In addition, the Company recognized $6.2 million of tax benefits in Additional paid-in capital resulting from the exercise of stock options and vesting of restricted stock during 2006.

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

The Company issues shares from treasury stock upon the exercise of stock options and the grant of restricted stock awards. During 2006, the Company issued 3,559,294 shares of stock from treasury, of which 2,966,552 were attributable to the exercise of stock options and 516,252 were attributable to the grant of restricted stock awards. In addition, 121,993 shares were returned to treasury stock as a result of forfeitures of restricted stock awards. Cash received from the exercise of stock options during 2006 was $37.0 million.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Stock Options

Regular stock options are granted under the Plans at the market price on the date of grant or measurement date and are exercisable at various periods from one to nine years after date of grant. Performance accelerated stock options (“PASOs”) are also granted at the market price at the date of grant and are normally exercisable at nine and one-half years. Exercisability may be accelerated based upon the achievement of predetermined performance goals. Both regular stock options and PASOs expire ten years after the date of grant. These awards are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement or other specified events. The Plans do not provide the award recipients the ability to require a cash settlement except in the case of a standard cashless exercise program.

The fair value of option awards granted during 2006, 2005 and 2004 is measured on the date of grant using the Black-Scholes option pricing model and the weighted-average assumptions in the following table:

	2006	2005	2004
Expected volatility	30.10%	28.65%	31.22%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	6.0	6.0	6.0
Risk-free interest rate	4.60%	4.08%	3.73%

A summary of outstanding stock option activity under the Plans during 2004, 2005 and 2006 is presented as follows:
	Regular		Performance Accelerated
	Number of Shares	Weighted- average Price	Number of Shares	Weighted-average Price
Outstanding at January 1, 2004	12,306,559	$24.47	4,779,700	$43.66
Granted	21,000	14.25	—	—
Exercised	(402,855)	11.48	—	—
Forfeited	(886,820)	33.19	(963,725)	38.25
Outstanding at December 31, 2004	11,037,884	$24.22	3,815,975	$45.03
Granted	224,229	14.01	—	—
Exercised	(200,752)	11.53	—	—
Forfeited	(2,679,349)	33.45	(2,473,860)	45.87
Outstanding at December 31, 2005	8,382,012	$21.31	1,342,115	$43.49
Granted	503,430	12.52	—	—
Exercised	(2,966,552)	12.29	—	—
Forfeited	(1,241,595)	32.12	(621,125)	46.67
Outstanding at December 31, 2006	4,677,295	$23.22	720,990	$40.75

The weighted-average grant date fair value of options granted during 2006, 2005 and 2004 was $4.86, $5.13 and $5.38 per option, respectively. These options vest over a period of three years with 40% vesting in each of the first two years and 20% in the third year. Accordingly, the Company amortizes compensation cost using the graded vesting method. The total intrinsic value of options exercised was $17.1 million, $0.6 million and $1.0 million during 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $1.6 million of unrecognized compensation cost related to stock options granted under the Plans. That cost is expected to be recognized over a remaining weighted-average period of 1.9 years. The total fair value of option shares charged to compensation expense during 2006 was $1.6 million.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Following is a summary of stock options outstanding and exercisable at December 31, 2006:

	Outstanding Options			Exercisable Options
	Number Outstanding	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Number Exercisable	Weighted- average Exercise Price
Regular Stock Options
$8.50 - $11.75	608,150	5.00	$11.13	608,150	$11.13
$11.76 - $15.00	1,359,464	7.12	$12.46	772,746	$12.28
$15.01 - $25.00	801,686	3.37	$17.21	776,210	$17.20
$25.00 - $33.75	404,200	1.69	$25.70	404,200	$25.70
$33.76 - $40.00	1,203,945	1.46	$38.54	1,203,945	$38.54
$40.01 - $55.00	299,850	1.32	$47.79	299,850	$47.79
	4,677,295			4,065,101
Performance-Accelerated Stock Options
$25.00 - $37.00	11,075	2.45	$31.16	—	—
$37.01 - $45.00	511,405	1.75	$38.19	150,850	$39.50
$45.01 - $50.00	197,185	1.33	$47.83	575	$47.25
$50.01 - $61.00	1,325	0.65	$52.21	—	—
	720,990			151,425

The intrinsic value of Regular stock options outstanding and exercisable as of December 31, 2006 was $16.0 million and $12.0 million, respectively. The Performance-Accelerated stock options did not have any intrinsic value as their exercise prices exceeded the market value of Hercules’ stock.

Restricted Stock Awards

Restricted stock and other market based units are awarded with respect to certain programs in connection with the Plans. During the restriction period, award holders have the rights of stockholders, including the right to vote and receive cash dividends, if any, but cannot transfer ownership and nonvested shares are subject to forfeiture. Restricted stock awards are recorded at the fair value of the Company’s stock on the grant date (measurement date). These awards are forfeited and revert to the Company in the event of employment termination, except in the case of death, disability, retirement or other specified events.

A summary of restricted stock award activity under the Plans during 2006 is presented as follows:
	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2006	2,093,631	$11.38
Granted	516,252	12.47
Vested	(430,482)	9.17
Forfeited	(121,993)	12.36
Outstanding at December 31, 2006	2,057,408	$12.05

The restricted stock awards granted during 2006 vest based on relative stock performance over a period of three to seven years from the date of grant. Vesting can be accelerated to as early as three years from the date of grant or delayed to seven years based upon share price fluctuation with a market-based benchmark. Currently, the 2006 awards are being amortized over a five year period. Restricted stock awards granted in periods prior to 2006 include awards which vest based on continuous service as well as those whose vesting can be accelerated upon the achievement of a market-based benchmark. The total number of restricted stock awards that are expected to vest is adjusted by estimated forfeiture rates. As of December 31, 2006, there was $12.9 million of unrecognized compensation cost related to restricted stock awards granted under the Plans. That cost is expected to be recognized over a remaining weighted-average period of 3.5 years. The total fair value of shares charged to compensation expense during 2006, 2005 and 2004 was $5.4 million, $6.9 million and $3.1 million, respectively.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

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

16.         Common Stock

Hercules common stock has a stated value of $25/48, and 300,000,000 shares are authorized for issuance. At December 31, 2006, a total of 20,708,528 shares were reserved for issuance for the following purposes: 5,398,285 shares for the exercise of awards under the Stock Option Plan; 8,546,964 shares for awards under incentive compensation plans; 159,065 shares for conversion of debentures; and 6,604,214 shares for exercise of the warrant component of the CRESTS Units.

17.         Accumulated Other Comprehensive Losses

The components of Accumulated other comprehensive losses are as follows:

	December 31,
	2006	2005	2004
Pension and postretirement benefit plan adjustments, net of tax (1)	$(461.3)	$(415.7)	$(376.9)
Foreign currency translation adjustments, net of hedging activities and taxes	52.5	28.4	100.5
Other, net of tax	(0.8)	(0.3)	—
	$(409.6)	$(387.6)	$(276.4)

(1) Includes the impact of the adoption of SFAS 158 effective December 31, 2006 and minimum pension liability adjustments prior to the adoption of SFAS 158.

The tax impact of charges to the above components of Accumulated other comprehensive losses for the years ended December 31, 2006, 2005 and 2004 is summarized in Note 9.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

18.         Additional Balance Sheet Detail
	2006	2005
Property, plant and equipment:
Land	$16.4	$10.6
Buildings and equipment	1,643.0	1,613.6
Construction in progress	85.0	38.0
Total	1,744.4	1,662.2
Accumulated depreciation	(1,144.0)	(1,126.8)
Property, plant and equipment, net	$600.4	$535.4

	2006	2005
Deferred charges and other assets:
Tax deposits	$3.0	$66.1
Capitalized software, net	44.8	62.6
Prepaid pension assets	2.2	42.8
Cash surrender value of life insurance policies	22.3	21.4
Unamortized debt issuance costs	7.7	10.3
Investment securities available for sale	2.6	1.0
Equity method investments	25.6	2.6
Other	28.7	38.3
	$136.9	$245.1

	2006	2005
Accrued expenses:
Compensation and benefits	$53.0	$37.0
Current portion of postretirement benefits	16.2	23.5
Current portion of asset retirement obligations	21.0	21.6
Severance and other exit costs	10.5	16.6
Income taxes payable	24.5	14.5
Interest payable	14.6	12.9
Current deferred income taxes	11.8	12.9
Sales rebate accrual	10.9	9.3
Current pension liability	4.9	6.2
Litigation accrual	8.6	3.5
Current portion of deferred rent	3.3	3.0
Other taxes payable	2.8	2.3
Other	46.5	53.7
	$228.6	$217.0

	2006	2005
Deferred credits and other liabilities:
Non-current income tax liabilities	$41.7	$95.7
Asset retirement obligations - noncurrent	55.3	68.7
Indemnifications	40.0	40.0
Deferred rent	26.3	30.6
Environmental contingencies	5.3	17.6
Fair value of cross-currency interest rate swaps	53.2	—
Workers compensation	13.9	14.6
Other	19.9	22.2
	$255.6	$289.4

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

19. Restructuring Programs

2006

A summary of charges incurred during 2006 in connection with restructuring programs as well as an allocation to the reporting segments is provided as follows:
	Severance	Other Exit Costs	Asset Charges(1)	Total
Research and development consolidation
Jacksonville, FL	$1.7	$0.3	$0.4	$2.4
Wilmington, DE	0.9	0.9	0.8	2.6
	2.6	1.2	1.2	5.0
Manufacturing rationalization
Pendlebury, UK	0.4	0.8	2.1	3.3
Alliance-related rationalization (2)	0.5	0.2	0.6	1.3
	0.9	1.0	2.7	4.6
Business segment realignment
Paper Technologies and Ventures	6.1	—	—	6.1
Aqualon Group	3.7	0.4	—	4.1
	9.8	0.4	—	10.2
Business Infrastructure Projects	2.9	2.3	4.4	9.6
Total restructuring and asset charges	$16.2	$4.9	$8.3	$29.4

Paper Technologies and Ventures	$8.7	$1.8	$3.1	$13.6
Aqualon Group	3.7	0.4	—	4.1
Corporate	3.8	2.7	5.2	11.7
Total by reporting segment	$16.2	$4.9	$8.3	$29.4

(1) Includes accelerated depreciation and amortization of $5.1 million, and an impairment of capitalized software of $3.2 million.

(2) Impacts Savannah, GA, Hattiesburg, MS and Portland, OR.

Research and Development Consolidation

This program, which was initiated during 2004 in connection with efforts to centralize the Company’s research and development activities into regional centers, reflects the transfer of activities from the Jacksonville, Florida facility to the Wilmington, Delaware research center (“WRC”). The severance charge of $2.6 million reflects the termination of 59 employees at the Jacksonville and WRC sites, including those that were required to provide services through predetermined transition periods. The Company expects to incur additional charges of $0.1 million during 2007 as certain transition activities continue.

In connection with this program, the Company substantially expanded and upgraded the WRC as well as its technical staff as this site will serve as the primary research and development facility for the Company in the Americas. The expansion and upgrade was partially funded by a grant received from the State of Delaware in the amount of $2.3 million, of which $1.8 million has been allocated as a reduction of capital additions and $0.4 million has been allocated as a reduction of relocation expenses. The remaining $0.1 million is expected to be allocated to capital additions in 2007. The Company incurred $1.2 million in relocation and other exit costs attributable to the closure and transfer of activities and employees from the Jacksonville facility. Asset charges associated with the program include $0.4 million of accelerated depreciation for the Jacksonville facility through its date of closure and $0.8 million for certain assets at the WRC prior to their demolition or reconfiguration in connection with the upgrade and expansion project.

PTV Manufacturing and Alliance-related Rationalization

This program, which was initiated during 2005, resulted in the closure of the Company’s manufacturing facility in Pendlebury, United Kingdom during 2006. While the majority of the workforce at Pendlebury was terminated at the end of 2005, the Company incurred a total of $0.4 million in severance charges in connection with the termination of 7 additional employees that were retained through the date of closure in 2006. Other exit costs of $0.8 million were incurred in connection with the closure and shut-down and transfer of certain component assets to other European PTV facilities. Accelerated depreciation charges of $2.1 million were recorded during 2006 while the facility was still in operation.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

During 2006, PTV signed an alliance agreement with MeadWestvaco whereby Hercules will serve as the sole distributor for certain rosin-based sizing products currently produced by both Hercules and MeadWestvaco. Under the agreement, Hercules assumed MeadWestvaco’s sales accounts and services all orders. MeadWestvaco acquired access to Hercules’ technology and is assuming production of the products. The manufacturing transition will be phased in through 2007 and will result in the shut-down of certain production lines at the Company’s Savannah, Georgia, Hattiesburg, Mississippi and Portland, Oregon manufacturing facilities. Accordingly, the Company has accelerated depreciation in the amount of $0.6 million for certain of these facilities, which will continue through the transition period. During 2006, the Company incurred $0.5 million in severance and termination benefits associated with 14 employees at these facilities. The Company anticipates $0.2 million in additional severance and termination benefits to be incurred during 2007 as production is transitioned to MeadWestvaco.

Business Segment Realignment

In connection with the Company’s realignment of its business segments, the Company eliminated 52 positions, primarily representing sales and marketing and related support functions, in an effort to further de-layer management and streamline the organizational structures. This resulted in charges for severance and termination benefits in the amount of $9.8 million during 2006. The Company also incurred $0.4 million in other exit costs, including contract terminations, attributable to this program.

Business Infrastructure Projects

The most significant program initiated during 2006 related to the Business Infrastructure Projects. These projects were developed primarily as a result of efforts to reduce stranded corporate costs resulting from the FiberVisions transaction. The reorganization component was essentially completed in 2006 yielding approximately $10 million in annual savings. An additional objective of the projects is to realign the Company’s support organization through selected outsourcing and offshoring service arrangements such that a substantial proportion of the underlying costs become more variable in nature. This should allow the Company greater flexibility to scale the level of support services required in response to changing business demands as well as provide access to larger service organizations that can provide a greater depth and breadth of services. The Company anticipates an additional $7 million in annual cost reductions to be achieved by the end of 2007 as a result of these projects.

An ancillary action to the project is the Company’s commitment to a significant technical and functional upgrade of its primary information technology platform (“IT upgrade”). As a result, the Company has begun the acceleration of amortization of certain of its capitalized software development cost assets as their remaining useful lives have been reduced to coincide with the implementation of the IT Upgrade. Total accelerated amortization to be recorded through 2008 is expected to be approximately $19 million. In addition, $3.2 million of software development costs previously capitalized have been written off as their utility has been nullified by the planned upgrade.

In connection with the Business Infrastructure Projects and the IT upgrade, the Company plans to eliminate approximately 220 positions worldwide resulting in a commitment to provide approximately $14 million in severance and termination benefits as well as completion bonuses contingent upon the successful transition of job functions and responsibilities to the outsource and offshore service providers. The plans impact a number of business and corporate functional areas and contemplate individual targets, milestones and scheduling. A total of $2.9 million of severance and termination benefits has been incurred through December 31, 2006 and the remainder will be incurred through individual dates of completion, at which time cash payments will begin. While the majority of such actions will take place during 2007 and 2008, certain actions and cash flows will continue into 2009.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

2005

A summary of charges incurred during 2005 in connection with restructuring programs as well as an allocation to the reporting segments is provided as follows:
	Severance	Other Exit Costs	Asset Charges(1)	Total
Research and development consolidation
Barneveld, The Netherlands	$2.9	$1.4	$1.8	$6.1
Jacksonville, FL	0.4	—	0.1	0.5
Wilmington, DE	0.5	—	0.5	1.0
	3.8	1.4	2.4	7.6
Manufacturing rationalization
Paper Technologies and Ventures	1.9	—	1.1	3.0
Aqualon Group	1.3	0.2	0.5	2.0
FiberVisions	3.4	—	1.5	4.9
	6.6	0.2	3.1	9.9
Global marketing and management realignment
Paper Technologies and Ventures	12.7	—	—	12.7
Aqualon Group	1.8	—	—	1.8
	14.5	—	—	14.5
Corporate support realignment	4.8	0.5	—	5.3
Sub-total for continuing operations	29.7	2.1	5.5	37.3
Terpenes specialties exit	2.4	—	5.7	8.1
Total restructuring and asset charges	$32.1	$2.1	$11.2	$45.4

Paper Technologies and Ventures	$17.5	$0.1	$3.0	$20.6
Aqualon Group	3.1	0.2	0.5	3.8
FiberVisions	3.4	—	1.5	4.9
Corporate	5.7	1.8	0.5	8.0
Discontinued operations	2.4	—	5.7	8.1
Total by reporting segment	$32.1	$2.1	$11.2	$45.4

(1) Includes accelerated depreciation of $3.5 million, asset impairments of $5.7 million (Brunswick, GA and Hattiesburg, MS) and inventory write-downs of $2.0 million (Brunswick and Covington, GA).

Research and Development Consolidation

At the end of 2004, the Company initiated the first phase of its program to realign and consolidate research and development activities into regional centers in Europe and North America, respectively. In connection with that program, the Company closed its research facility in Barneveld, The Netherlands during 2005 and terminated 50 employees and relocated remaining employees to the Company’s Helsingborg, Sweden site, which now serves as the primary center for PTV application activities in Europe. A total of $2.9 million in severance charges and benefits, incurred ratably over the service period from the announcement date through the closure, was recognized as well as an additional $1.4 million of other exit costs related to the closure of the facility.

The second phase of the program began during 2005 with the planned closure of the Jacksonville facility and concurrent transfer to and expansion of the WRC as discussed above. The Company began recognition of severance charges for the affected employees from Jacksonville as they began their transition service periods. In addition, certain functions at the WRC were realigned resulting in the termination of 10 employees and the recognition of $0.5 million of severance charges. The Company also recorded accelerated depreciation charges for Barneveld, Jacksonville and certain assets at the WRC in connection with phased implementation of the plan.

Manufacturing Rationalization

PTV closed its Pandaan, Indonesia manufacturing facility concurrent with its strategic realignment in the Asia Pacific region. In connection with the closing, the Company terminated approximately 50 employees and recognized severance charges of $0.6 million. PTV also announced its intention to close its Pendlebury, U.K. facility as part of its strategic realignment in Europe. As a result of this action, the Company recognized severance charges of $1.3 million related to the termination of approximately 40 employees. In addition, PTV accelerated the depreciation of its Pandaan and Pendlebury facilities while they remained in operation.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Aqualon terminated 7 employees in connection with a program at its Parlin, New Jersey manufacturing facility resulting in a charge of $0.3 million recognized during the period in which certain energy-related assets were taken out of service. Aqualon also accrued $1.0 million in connection with the termination of 18 employees at the Brunswick, Georgia manufacturing facility. Additionally, Aqualon recorded an impairment charge at the Hattiesburg, Mississippi manufacturing facility attributable to the termination of production of certain rosins which serve as an intermediate to other finished products, as well as $0.2 million charged as incurred in connection with the termination of a product distribution agreement.

Primarily as a result of declining market demand for certain products, FiberVisions ceased production on certain lines at its facilities in North America and reduced headcount at its Varde, Denmark manufacturing facility resulting in the termination of approximately 80 employees and severance charges of $3.4 million. FiberVisions also recorded write-downs in the value of certain inventories and spare parts at the Covington, Georgia manufacturing facility.

Global Marketing and Management Realignment

Throughout 2005, PTV and Aqualon engaged in significant actions designed to realign their global marketing infrastructure and de-layer management in connection with their strategic plans. Accordingly, approximately 80 positions were eliminated worldwide resulting in charges for severance and related benefits of $14.5 million.

Corporate Support Realignment

In order to support the various initiatives to realign and restructure the Company’s operations on a global basis, the Company initiated several corporate actions including the establishment of a centralized European headquarters facility in Schaffhaussen, Switzerland. During 2005, the Company accrued $0.5 million in relocation costs related to this move. In addition, the Company streamlined other support functions resulting in headcount reductions of approximately 40 employees in various functional departments including Information Management and Procurement. In connection with the reduction, the Company recorded $4.8 million of severance and related benefits.

Terpenes Specialties Exit

Primarily as a result of the Company’s decision to exit the Terpenes Specialties business during 2005, a total of 52 employees at the Brunswick, Georgia manufacturing facility were terminated resulting in severance charges of $2.4 million. In addition, certain assets directly attributable to this business were impaired resulting in a charge of $5.2 million and related spare parts inventories in the amount of $0.5 million were written-down.

2004

Restructuring charges recorded during the year ended December 31, 2004 were primarily related to employee severance and related benefits in connection with various regional and functional restructuring and general headcount reduction programs. Severance charges amounted to $9.6 million in 2004, including $0.3 million of charges attributable to the initial actions at the Barneveld facility as discussed above. The total is attributable as follows: $7.6 million to PTV, $0.3 million to Aqualon, $1.4 to FiberVisions and $0.3 to Corporate.

The year ended December 31, 2004 also included asset impairment charges of $9.2 million. Of the total, $3.6 million was attributable to a raw material production line at the Hopewell, Virginia manufacturing facility, $2.9 million related to the closure of the former Kalamazoo, Michigan manufacturing facility and $0.5 million and $0.3 million for certain lines at the Pendlebury, U.K. and Savannah, Georgia manufacturing facilities, respectively. These impairment charges are reflected in Other operating expense, net. The remaining $1.9 million relates to a write-down to fair value of the Company’s former operating facility at Langhorne, Pennsylvania prior to its classification as held for sale. This amount is reflected in Other expense, net. The total is attributable to the reporting segments as follows: $3.7 million to PTV, $3.6 million to Aqualon and $1.9 million to Corporate.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

       All severance, other exit costs and asset charges for 2006, 2005 and 2004 are included in the Statement of Operations as a component of Other operating expenses except those related to the Terpenes Specialties exit incurred during 2005, which are included in the results of operations attributable to discontinued operations and the aforementioned Langhorne impairment which is included in Other expense, net.

A reconciliation of activity, including cash payments, with respect to the liabilities for these plans is as follows:
	2006	2005	2004
Balance at beginning of the year	$16.6	$5.8	$6.0
Accrued charges for severance and related benefits	16.2	32.1	9.6
Accrued charges for other exit and restructuring costs	3.8	0.5	—
Cash payments	(26.9)	(21.4)	(9.9)
Other, including foreign currency translation	0.8	(0.4)	0.1
Balance at end of the year	$10.5	$16.6	$5.8

In addition, the Company made cash payments of $1.5 million and $1.6 million during 2006 and 2005, respectively, for certain exit costs that have been charged as incurred and are not included in the reconciliation above.

20.         Other Operating Expense, Net

Other operating expense, net, consists of the following:
	2006	2005	2004
Severance, restructuring and other exit costs, net	$21.1	$31.8	$9.6
Accelerated depreciation and amortization	5.1	3.5	—
Asset charges	3.2	2.0	7.3
Legal settlements	(2.0)	0.7	—
Environmental charges	0.8	0.2	0.4
Special executive pension adjustment	—	—	1.6
(Gains) losses on asset dispositions, net	(6.2)	0.1	1.0
Nitrocellulose facility shutdown costs	—	—	6.5
Dismantlement costs	1.6	—	—
Other miscellaneous charges	1.5	1.1	0.5
	$25.1	$39.4	$26.9

21.         Interest and Debt Expense

Interest and debt costs are summarized as follows:
	2006	2005	2004
Incurred	$71.5	$89.8	$109.8
Capitalized	(0.3)	(0.4)	(1.1)
Net expensed	$71.2	$89.4	$108.7

22.         Other Expense, Net

Other expense, net, consists of the following:
	2006	2005	2004
Asbestos-related costs, net	$29.0	$44.6	$48.8
Loss on sale of 51% interest in FiberVisions (see Note 3)	13.3	—	—
Loss on repurchases of debt	11.4	14.2	41.0
Environmental charges	6.5	7.3	6.7
Litigation settlements and accruals	9.2	19.0	19.2
Gains on dispositions of assets, net	(1.4)	(10.9)	—
Asset impairment charges	—	—	1.9
Other, net	(2.3)	(2.9)	(0.9)
	$65.7	$71.3	$116.7

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

23. Discontinued Operations

Terpenes Specialties

In December 2005, the Company announced its intention to exit the unprofitable terpenes specialties business. The results of operations for the terpenes specialties business are reported as a discontinued operation for 2006, 2005 and 2004, and accordingly, the consolidated financial statements have been reclassified to separately report the assets, liabilities and operating results of this business.

The following are the summarized results of operations for the terpenes specialties business:

	2006	2005	2004
Net sales	$2.5	$13.7	$12.4

Loss from operations before income taxes	$(2.6)	$(9.9)	$(4.0)
Income tax benefit on operations	0.9	3.4	1.4
Net loss from discontinued operations, net of tax	$(1.7)	$(6.5)	$(2.6)

The major classes of assets and liabilities of the discontinued operation in the Balance Sheet are as follows:

	2006	2005
Accounts receivable, net	$0.2	$1.3
Inventories	0.2	5.4
Current assets of discontinued operations	$0.4	$6.7

Accounts payable	$—	$0.5
Accrued expenses	—	2.3
Current liabilities of discontinued operation	$—	$2.8

BetzDearborn Water Treatment Business

During 2006, the Company reversed certain tax reserves in the amount of $48.7 million established with respect to the sale of the Company’s former BetzDearborn Water Treatment business which has been reported as a discontinued operation (see Note 9).

24. Changes in Accounting Principle

SFAS 123R

Effective January 1, 2006, the Company adopted SFAS 123R using the “modified prospective” method in which compensation cost is recognized for all awards granted to employees during 2006 as well as those awards granted prior to 2006 that remain unvested on the effective date. Upon the adoption of SFAS 123R, the Company recorded a $0.9 million benefit, net of income taxes, as a cumulative effect of a change in accounting principle to reflect the required change in accounting policy for the recognition of forfeitures.

SFAS 158

The Company adopted SFAS 158 effective December 31, 2006 which required the recognition of the funded status of its defined benefit pension and other postretirement benefit plans in the Consolidated Balance Sheet. While the adoption of SFAS 158 did not have an impact on the 2006 Statement of Operations, the Company was required to increase its pension and postretirement benefit obligations, provide for deferred tax assets and record an after-tax charge to Accumulated other comprehensive losses included in Stockholders’ equity.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table illustrates the adjustments made to the relevant items included in the Company’s balance sheet on December 31, 2006.

	Before		After
	Application of		Application of
	SFAS 158	Adjustments	SFAS 158
Deferred income taxes	$312.4	$62.2	$374.6
Deferred charges and other assets	185.8	(48.9)	136.9
Total assets	2,795.2	13.3	2,808.5
Pension obligations	206.8	55.7	262.5
Other postretirement benefit obligations	58.1	84.1	142.2
Total liabilities	2,413.1	139.8	2,552.9
Accumulated other comprehensive losses	(283.1)	(126.5)	(409.6)
Total stockholders’ equity	369.4	(126.5)	242.9

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

	2005	2004
Net (loss) income before cumulative effect of changes in accounting principle:
As reported	$(38.6)	$28.1
Accretion and depreciation	—	(0.1)
Adjusted net (loss) income before cumulative effect of changes in accounting principle	$(38.6)	$28.0

Basic and diluted (loss) earnings per share before cumulative effect of changes in accounting principle:
As reported	$(0.36)	$0.26
Adjusted	$(0.36)	$0.26

Net (loss) income:
As reported	$(41.1)	$28.1
Accretion and depreciation	—	(0.1)
Adjusted net income (loss)	$(41.1)	$28.0

Basic and diluted (loss) earnings per share:
As reported	$(0.38)	$0.26
Adjusted	$(0.38)	$0.26

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

25.	Supplemental Disclosure of Statement of Operations and Cash Flows Data

	2006	2005	2004
Depreciation:
Included in Cost of sales and Selling, general and administrative expenses	$66.8	$76.6	$74.5
Accelerated depreciation included in Other operating expense, net	3.9	3.5	—
Included in Net loss from discontinued operations	—	0.4	0.4
	$70.7	$80.5	$74.9
Amortization:
Intangible assets	$7.2	$8.0	$8.1
Capitalized software (normal basis)	15.2	15.3	15.0
Accelerated amortization of capitalized software	1.1	—	—
Deferred financing costs	1.1	2.1	3.2
	$24.6	$25.4	$26.3
Cash paid during the period for:
Interest	$70.9	$86.4	$97.1
Income taxes, net of refunds received	37.6	18.4	40.7
Non-cash investing and financing activities:
Increase in Property, plant and equipment, net related to the consolidation
of Hercules Tianpu	$19.0	$—	$—
Increase in Intangible assets, net related to the consolidation of Hercules Tianpu	3.5	—	—
De-consolidation of debt issued by FiberVisions	90.0	—	—
De-consolidation of FiberVisions capitalized debt issuance costs	(6.3)	—	—
Incentive and other share-based compensation plan issuances	13.9	13.4	15.7
Elimination of 6.5% junior subordinated deferrable interest debentures due 2029	—	—	(34.6)
Elimination of investment in Hercules Trust II upon its dissolution	—	—	27.4

26.	Earnings (Loss) Per Share

The following table shows the weighted-average number of common shares (in millions) used in computing basic and diluted earnings (loss) per share:

	2006	2005	2004

Weighted-average number of common shares outstanding - Basic	110.8	108.7	107.3
Dilutive effect of:
Convertible debentures	0.2	0.2	0.2
Share-based compensation plans	0.3	1.5	1.5
Weighted-average number of common shares outstanding - Diluted	111.3	110.4	109.0

The effect of convertible debentures and share-based compensation plans for 2005 was anti-dilutive as a result of the loss incurred during that period. Accordingly, 108.7 million weighted-average shares were used to determine both basic and diluted earnings per share. The related interest on the convertible subordinated debentures has an immaterial impact on earnings per share calculations.

The following table shows the number of options and warrants (in millions) that have been excluded from the computation of diluted earnings per share as their exercise price exceeded their current market value:

	2006	2005	2004
Options to purchase common stock	3.4	5.8	10.6
Warrants to purchase common stock	6.6	6.7	7.1

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

27. Reporting Segment and Geographic Data

The Company operates through two active reporting segments, Paper Technologies and Ventures and the Aqualon Group. A reporting segment is maintained for historical reporting purposes for FiberVisions, of which a majority interest was sold during 2006 (see Notes 1 and 3).

Paper Technologies and Ventures Group: Products and services offered by PTV are designed to enhance customers' profitability by improving manufacturing processes, enhancing productivity and improving overall product quality as well as enabling customers to meet their environmental objectives and regulatory requirements.

PTV is one of the key global suppliers of functional and process chemicals for the paper industry offering a wide and highly sophisticated range of technology and applications expertise with in-mill capabilities which run from influent treatment through the paper making process to paper finishing.

The Ventures portion of the group consists of a portfolio of businesses each targeting a family of vertical markets with a distinct set of products. Current businesses within Ventures are pulp and biorefining, water treatment for the pulp and paper industry, aviation and refrigeration compressor synthetic lubricants, and building and converted products.

Aqualon Group: Products offered by Aqualon are designed to manage the properties of aqueous (water-based) systems. Most of the products are derived from renewable natural raw materials and are sold as key ingredients to other manufacturers where they are used as small-quantity additives to provide functionality such as thickening, water retention, film formation, emulsifying action and binding power. Major end uses for Aqualon products include personal care products, food additives, pharmaceutical products, construction materials, paints, coatings and oil and gas recovery, where polymers are used to modify viscosity, gel strength and/or fluid loss. Aqualon also manufactures wood and gum rosin resins and is the world’s only producer of pale wood rosin derivatives. Product applications and markets include food and beverage, construction specialties, adhesives, and rubber and plastic modifiers.

FiberVisions: FiberVisions is one of the largest manufacturers of polyolefin staple fibers used in disposable products like diapers and wipes. FiberVisions produces monocomponent polypropylene fibers and bicomponent fibers comprised of a polypropylene core and a polyethylene sheath. FiberVisions also produces polyolefin fiber and yarn for the industrial and textile markets used in concrete and asphalt, wipes, upholstery and automotive fabrics, geotextile fabrics and filtration products.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

A summary of reporting segment data is provided as follows:
	Paper Technologies and Ventures	Aqualon Group	FiberVisions	Corporate	Consolidated
2006
Net sales	$1,075.3	$890.8	$69.2	$—	$2,035.3
Profit (loss) from operations	80.8	187.4	0.5	(20.1)	248.6
Depreciation	29.3	35.1	—	6.3	70.7	(1)
Amortization	14.2	8.2	—	2.2	24.6	(2)
Research and development	19.1	18.6	0.4	0.7	38.8
Total assets	976.1	756.5	—	1,075.9	2,808.5	(3)
Capital expenditures	25.1	59.1	—	9.4	93.6
2005
Net sales	$1,017.3	$755.0	$282.7	$—	$2,055.0
Profit (loss) from operations	61.4	155.5	(64.9)	(11.7)	140.3
Depreciation	29.6	33.0	10.9	7.0	80.5	(1)
Amortization	14.3	7.5	1.5	2.1	25.4	(2)
Research and development	18.6	18.4	2.8	1.0	40.8
Total assets	903.6	638.1	202.7	824.4	2,568.8	(3)
Capital expenditures	18.7	37.1	4.2	7.5	67.5
2004
Net sales	$978.5	$724.6	$281.2	$—	$1,984.3
Profit (loss) from operations	84.5	157.9	(4.1)	(5.4)	232.9
Depreciation	25.4	30.8	11.6	7.1	74.9	(1)
Amortization	13.8	7.7	1.6	3.2	26.3	(2)
Research and development	19.4	18.0	2.9	2.4	42.7
Total assets	1,029.2	676.2	286.0	728.9	2,720.3	(3)
Capital expenditures	26.6	41.3	4.0	5.5	77.4

(1)	Depreciation for Corporate is allocated to the business segments in the determination of Profit from operations.

(2)	Corporate includes accelerated amortization of capitalized software and deferred financing costs.

(3)
Corporate assets include cash and cash equivalents, income taxes receivable, deferred tax assets, asbestos-related assets, investments, assets of discontinued operations and certain other assets not directly attributable to the business segments.

A reconciliation of totals provided by reporting segment to the applicable line captions included in the Consolidated Statement of Operations is provided as follows:
	2006	2005	2004
Profit from operations from the reporting segments	$248.6	$140.3	$232.9
Interest and debt expense	71.2	89.4	108.7
Vertac litigation charges	108.5	15.0	—
Gain on sale of CP Kelco ApS	—	—	(27.0)
Other expense, net	65.7	71.3	116.7
Income (loss) before income taxes, minority interests and equity (loss) income	$3.2	$(35.4)	$34.5

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Geographic Reporting

For geographic reporting purposes, no single country, outside the United States, is material for separate disclosure. However, because the Company has significant foreign operations, Net sales and Property, plant and equipment, net are disclosed by geographic region.

Net sales are reported on a "customer basis," meaning that they are included in the geographic area in which the customer is located. Property, plant and equipment, net is included in the geographic areas in which the producing entities are located.
Geographic Areas	United States	Europe	Americas	Asia Pacific	Total
2006
Net Sales	$897.2	$696.0	$214.7	$227.4	$2,035.3
Property, plant and equipment, net	272.1	242.6	17.0	68.7	600.4
2005
Net Sales	$871.9	$747.7	$201.7	$233.7	$2,055.0
Property, plant and equipment, net	262.1	233.8	15.7	23.8	535.4
2004
Net Sales	$824.1	$761.8	$184.0	$214.4	$1,984.3
Property, plant and equipment, net	325.2	331.4	16.2	22.6	695.4

28.         Financial Instruments and Risk Management, Including Derivatives

The fair value of cash and cash equivalents, accounts receivable, net and accounts payable approximate their carrying values primarily due to their short-term nature. The Company’s investment securities that are available for sale include certain relatively insignificant debt and equity securities. Changes in the fair value of these securities are recognized in Accumulated other comprehensive losses. Fair value measurements for these investments are generally based on third party quotes or the present value of expected future cash flows. The fair values of the Company’s debt securities is determined based on the present value of expected cash flows related to existing borrowings discounted at rates currently available to the Company for long-term borrowings with similar terms and remaining maturities. The fair values of the Company’s derivative instruments, including foreign exchange contracts and cross-currency interest rate swaps, are based on exchange and interest rates in effect at year-end.

The Company has selectively used foreign currency forward contracts and currency swaps to offset the effects of foreign currency exchange rate changes on reported earnings, cash flow and net asset positions. The primary exposures are denominated in the Euro, Swedish kroner, Danish kroner and British pound sterling. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than three months. The Company had net outstanding external forward-exchange contracts to sell foreign currencies aggregating $14.6 million and $12.8 million at December 31, 2006 and 2005, respectively. Net cross-currency trades entered into by non-U.S. dollar denominated entities aggregated $14.5 million and $25.8 million at December 31, 2006 and 2005, respectively. The foreign exchange contracts outstanding at December 31, 2006 matured on or before January 28, 2007. During 2006, $1.8 million was recorded as a component of Other expense, net representing the net loss due to underlying foreign currency exposures net of the impact of foreign currency contracts. The notional amounts of the contracts referenced above do not represent the amounts exchanged by the parties involved and thus, are not a measure of the Company's exposure to various risks through its use of derivatives.

The Company also uses cross-currency interest rate swaps and during February and March of 2006, entered into a series of floating rate cross-currency interest rate swap agreements (the “Swaps”) and designated them as a hedge of the Company’s foreign currency exposure associated with its net investment in certain foreign operations that utilize the Euro as their functional currency. The combined notional amounts of the Swaps is for $500.0 million/€ 420.2 million and requires the Company to receive three month LIBOR + 1.50% and pay three month EURIBOR plus an average margin at 1.59% on a quarterly basis for a five year term. The Swaps have been recorded at fair value, with changes in value attributable to changes in foreign exchange rates recorded in Accumulated other comprehensive losses. During 2006, a credit of $7.1 million was recorded as an adjustment to Interest and debt expense representing the net amount received from the Swaps in excess of amounts paid.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table presents the net carrying amounts and fair values of the Company's financial instruments, including derivatives and excluding those instruments of a short-term nature as referenced above, as well as the balance sheet caption in which they are included at December 31, 2006 and 2005:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Deferred charges and other assets
Investment securities available for sale	$2.6	$2.6	$1.0	$1.0
Foreign exchange contracts, net	(0.1)	(0.1)	(0.2)	(0.2)

Current and long-term debt obligations	995.5	964.2	1,109.0	1,092.1

Deferred credits and other liabilities
Cross currency interest rate swaps	53.2	53.2	—	—

Fair values of the above financial instruments are indicative of cash that would have been received or required had settlement been made at December 31, 2006 and 2005.

29.         Condensed Consolidating Financial Information of Guarantor Subsidiaries

The 11.125% senior notes due 2007 are guaranteed by substantially all of the Company's current and future wholly-owned domestic restricted subsidiaries (the "guarantor subsidiaries"). The Senior Credit Facility entered into in April 2004 also provides for a guarantee by each guarantor subsidiary. The guarantees by each guarantor subsidiary are full and unconditional and joint and several. The indenture under which the Company's 6.60% notes due 2027 were issued requires such notes to be guaranteed or secured on the same basis as any other subsequently issued debt that is guaranteed or secured. As a result, at December 31, 2006, the following wholly-owned domestic restricted subsidiaries fully and unconditionally and jointly and severally guarantee the Senior Credit Facility, the 6.60% notes due 2027, the 11.125% notes due 2007 and the 6.75% notes due 2029.

Aqualon Company	Hercules Flavor, Inc.
East Bay Realty Services, Inc.	Hercules Hydrocarbon Holdings, Inc.
Hercules Euro Holdings, LLC	Hercules Paper Holdings, Inc.
Hercules Finance Company	WSP, Inc.

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

In this presentation, Hercules consists of parent company operations. Guarantor subsidiaries and non-guarantor subsidiaries of Hercules are reported on an equity basis. Additionally, prior year information has been reclassified to conform to the presentation in the Consolidated Financial Statements.

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2006
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$596.7	$478.2	$1,124.6	$(164.2)	$2,035.3
Cost of sales	417.5	345.7	744.6	(164.4)	1,343.4
Selling, general and administrative expenses	101.0	121.3	150.7	(0.8)	372.2
Research and development	19.7	16.9	2.2	—	38.8
Intangible asset amortization	5.9	0.7	0.6	—	7.2
Other operating expense, net	15.5	(1.8)	11.4	—	25.1

Profit (loss) from operations	37.1	(4.6)	215.1	1.0	248.6
Interest and debt expense (income), net	173.2	(103.7)	1.7	—	71.2
Vertac litigation charges	108.5	—	—	—	108.5
Other expense, net	58.7	6.5	0.5	—	65.7
Income (loss) before income taxes, minority interests and equity (loss) income	(303.3)	92.6	212.9	1.0	3.2
(Benefit) provision for income taxes	(230.3)	(4.6)	42.3	0.4	(192.2)
Income (loss) before minority interests and equity (loss) income	(73.0)	97.2	170.6	0.6	195.4
Minority interests in earnings of consolidated subsidiaries	—	—	(1.4)	—	(1.4)
Equity (loss) income of affiliated companies	—	(3.5)	1.6	(1.3)	(3.2)
Equity income (loss) from consolidated subsidiaries	263.8	0.5	(0.8)	(263.5)	—
Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	190.8	94.2	170.0	(264.2)	190.8
Net income from discontinued operations, net of tax	47.0	—	—	—	47.0
Net income before cumulative effect of change in accounting principle	237.8	94.2	170.0	(264.2)	237.8
Cumulative effect of change in accounting principle, net of tax	0.9	—	—	—	0.9
Net income (loss)	$238.7	$94.2	$170.0	$(264.2)	$238.7

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2005
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$548.9	$491.2	$1,175.2	$(160.3)	$2,055.0
Cost of sales	386.2	382.7	794.7	(172.5)	1,391.1
Selling, general, and administrative expenses	103.7	130.0	148.8	—	382.5
Research and development	19.2	18.4	3.2	—	40.8
Intangible asset amortization	6.0	1.5	0.5	—	8.0
Impairment of FiberVisions’ goodwill	-	52.9	—	—	52.9
Other operating expenses, net	8.0	9.0	22.4	—	39.4

Profit (loss) from operations	25.8	(103.3)	205.6	12.2	140.3
Interest and debt expense (income), net	173.1	(71.6)	(12.1)	—	89.4
Vertac litigation charges	15.0	—	—	—	15.0
Other expense (income), net	72.3	2.4	(3.4)	—	71.3
(Loss) income before income taxes, minority interests and equity income (loss)	(234.6)	(34.1)	221.1	12.2	(35.4)
(Benefit) provision for income taxes	(100.3)	20.0	72.2	4.3	(3.8)
Income (loss) before minority interests and equity
income (loss)	(134.3)	(54.1)	148.9	7.9	(31.6)
Minority interests in earnings of consolidated
subsidiaries	—	—	(1.0)	—	(1.0)
Equity income (loss) of affiliated companies	—	(1.1)	1.5	0.1	0.5
Equity income (loss) from consolidated subsidiaries	102.2	10.0	(3.2)	(109.0)	—
Net (loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(32.1)	(45.2)	146.2	(101.0)	(32.1)
Net loss from discontinued operations, net of tax	(6.5)	—	—	—	(6.5)
Net (loss) income before cumulative effect of changes in accounting principle, net of tax	(38.6)	(45.2)	146.2	(101.0)	(38.6)
Cumulative effect of change in accounting principle, net of tax	(2.5)	—	—	—	(2.5)
Net (loss) income	$(41.1)	$(45.2)	$146.2	$(101.0)	$(41.1)

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2004
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$528.4	$474.8	$1,131.9	$(150.8)	$1,984.3
Cost of sales	358.8	352.5	731.1	(150.8)	1,291.6
Selling, general, and administrative expenses	100.8	126.0	155.3	—	382.1
Research and development	19.7	17.4	5.6	—	42.7
Goodwill and intangible asset amortization	6.1	1.5	0.5	—	8.1
Other operating expenses, net	4.8	12.9	9.2	—	26.9
Profit (loss) from operations	38.2	(35.5)	230.2	—	232.9
Interest and debt expense (income), net	177.6	(59.7)	(9.2)	—	108.7
Gain on sale of CP Kelco ApS	—	—	(27.0)	—	(27.0)
Other expense (income), net	256.6	3.9	(143.8)	—	116.7
Income (loss) before income taxes, minority interest and equity income (loss)	(396.0)	20.3	410.2	—	34.5
Provision (benefit) for income taxes	(86.8)	38.1	52.5	—	3.8
Income (loss) before minority interests and
equity income ( loss)	(309.2)	(17.8)	357.7	—	30.7
Minority interests in earnings of consolidated
subsidiaries	—	—	(0.9)	—	(0.9)
Equity income (loss) of affiliated companies	—	(0.7)	1.8	(0.2)	0.9
Equity income (loss) from consolidated
subsidiaries	339.9	6.0	(1.6)	(344.3)	—
Net income (loss) from continuing operations
before discontinued operations	30.7	(12.5)	357.0	(344.5)	30.7
Net loss from discontinued operations, net of tax	(2.6)	—	—	—	(2.6)
Net income (loss)	$28.1	$(12.5)	$357.0	$(344.5)	$28.1

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Condensed Consolidating Balance Sheet
Year ended December 31, 2006
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
Assets	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current assets
Cash and cash equivalents	$89.7	$0.5	$81.6	$—	$171.8
Accounts receivable, net	69.9	45.6	211.1	—	326.6
Intercompany receivables	68.0	9.8	(6.4)	(71.4)	—
Inventories	56.2	68.9	87.0	(1.5)	210.6
Deferred income taxes	57.6	3.2	9.4	—	70.2
Current assets of discontinued operations	0.4	—	—	—	0.4
Income taxes receivable	170.8	—	—	—	170.8
Other current assets	12.3	2.4	19.4	—	34.1
Total current assets	524.9	130.4	402.1	(72.9)	984.5
Property, plant and equipment, net	139.9	132.2	328.3	—	600.4
Investments in subsidiaries and advances, net	2,569.7	85.2	44.9	(2,699.8)	—
Intangible assets, net	131.8	2.9	8.4	—	143.1
Goodwill	58.7	37.6	385.2	—	481.5
Deferred income taxes	357.1	—	19.5	(2.0)	374.6
Asbestos-related assets	87.5	—	—	—	87.5
Deferred charges and other assets	87.7	27.7	21.5	—	136.9
Total assets	$3,957.3	$416.0	$1,209.9	$(2,774.7)	$2,808.5
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$63.2	$35.0	$107.1	$—	$205.3
Intercompany payables	2.0	43.4	26.1	(71.5)	—
Asbestos-related liabilities	36.4	—	—	—	36.4
Current debt obligations	20.0	—	15.8	—	35.8
Vertac litigation liability	123.5	—	—	—	123.5
Accrued expenses	119.8	68.3	82.4	(41.9)	228.6
Total current liabilities	364.9	146.7	231.4	(113.4)	629.6
Long-term debt	937.5	—	22.2	—	959.7
Deferred income taxes	—	2.0	69.7	(2.0)	69.7
Pension obligations	191.2	—	71.3	—	262.5
Other postretirement benefit obligations	139.9	2.1	0.2	—	142.2
Deferred credits and other liabilities	220.8	14.1	20.7	—	255.6
Asbestos-related liabilities	233.6	—	—	—	233.6
Intercompany notes payable (receivable)	1,626.5	(1,413.5)	(255.0)	42.0	—
Minority interests	—	—	12.7	—	12.7
Total stockholders' equity	242.9	1,664.6	1,036.7	(2,701.3)	242.9
Total liabilities and stockholders' equity	$3,957.3	$416.0	$1,209.9	$(2,774.7)	$2,808.5

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Condensed Consolidating Balance Sheet
December 31, 2005
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
Assets	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current assets
Cash and cash equivalents	$9.1	$1.0	$67.2	$—	$77.3
Accounts receivable, net	62.1	35.8	191.6	0.2	289.7
Intercompany receivable	68.7	17.5	21.4	(107.6)	—
Inventories	52.7	52.4	76.6	(2.1)	179.6
Deferred income taxes	24.0	2.9	12.4	—	39.3
FiberVisions assets held for sale	—	138.8	63.9	—	202.7
Current assets of discontinued operations	6.7	—	—	—	6.7
Income taxes receivable	12.6	—	—	—	12.6
Other current assets	12.8	1.8	20.7	0.2	35.5
Total current assets	248.7	250.2	453.8	(109.3)	843.4
Property, plant and equipment, net	145.6	107.2	282.6	—	535.4
Investments in subsidiaries and advances, net	2,461.4	88.3	44.9	(2,594.6)	—
Intangible assets, net	137.7	—	5.1	—	142.8
Goodwill	58.7	27.9	354.4	—	441.0
Deferred income taxes	361.7	—	18.3	(139.6)	240.4
Asbestos-related assets	120.7	—	—	—	120.7
Deferred charges and other assets	171.6	13.7	59.8	—	245.1
Total assets	$3,706.1	$487.3	$1,218.9	$(2,843.5)	$2,568.8
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$51.5	$16.7	$104.5	$0.2	$172.9
FiberVisions liabilities held for sale	—	51.2	15.4	—	66.6
Asbestos-related liabilities	36.4	—	—	—	36.4
Intercompany payable	1.5	60.7	42.0	(104.2)	—
Current debt obligations	4.0	—	12.7	—	16.7
Accrued expenses	76.2	60.5	80.3	—	217.0
Current liabilities of discontinued operations	2.8	—	—	—	2.8
Total current liabilities	172.4	189.1	254.9	(104.0)	512.4
Long-term debt	1,088.6	—	3.7	—	1,092.3
Deferred income taxes	—	142.6	72.2	(139.0)	75.8
Pension obligations	251.7	—	71.7	—	323.4
Other postretirement benefit obligation	63.1	2.1	0.3	—	65.5
Deferred credits and other liabilities	254.2	18.8	16.4	—	289.4
Asbestos-related liabilities	233.6	—	—	—	233.6
Intercompany notes payable (receivable)	1,667.2	(1,208.7)	(458.5)	—	—
Minority interests	—	—	1.1	—	1.1
Total stockholders' (deficit) equity	(24.7)	1,343.4	1,257.1	(2,600.5)	(24.7)
Total liabilities and stockholders' (deficit) equity	$3,706.1	$487.3	$1,218.9	$(2,843.5)	$2,568.8

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2006
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By (Used In) Operating Activities	$166.7	$(1.2)	$482.1	$(474.7)	$172.9
Cash Flow From Investing Activities:
Capital expenditures	(21.3)	(21.0)	(51.3)	—	(93.6)
Acquisitions and investments, net of cash, recognized upon consolidation	—	(22.7)	(6.7)	—	(29.4)
Proceeds from sale of 51% interest in FiberVisions, net	17.8	—	—	—	17.8
Proceeds of fixed asset disposals	1.1	5.9	4.3	—	11.3
Other, net	(0.2)	—	—	—	(0.2)
Net cash used in investing activities	(2.6)	(37.8)	(53.7)	—	(94.1)
Cash Flow From Financing Activities:
Long-term debt issued by FiberVisions, net of issuance costs	83.7	—	—	—	83.7
Long-term debt proceeds	—	—	22.0	—	22.0
Long-term debt payments	(135.7)	—	(6.8)	—	(142.5)
Change in short-term debt	—	—	5.8	—	5.8
Change in intercompany advances	(71.5)	38.5	(388.7)	421.7	—
Proceeds from the exercise of stock options	37.0	—	—	—	37.0
Dividends paid	—	—	(53.0)	53.0	—
Other, net	5.6	—	—	—	5.6
Net cash provided by (used in) financing activities	(80.9)	38.5	(420.7)	474.7	11.6
Effect of exchange rate changes on cash	—	—	4.1	—	4.1
Net increase (decrease) in cash and cash equivalents	83.2	(0.5)	11.8	—	94.5
Cash and cash equivalents at beginning of year	6.5	1.0	69.8	—	77.3
Cash and cash equivalents at end of year	$89.7	$0.5	$81.6	$—	$171.8

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By (Used In) Operating Activities	$(4.6)	$29.1	$(81.2)	$195.9	$139.2
Cash Flow From Investing Activities:
Capital expenditures	(16.7)	(26.7)	(24.1)	—	(67.5)
Investments	—	—	(4.4)	—	(4.4)
Proceeds of fixed asset disposals	13.3	—	3.3	—	16.6
Other, net	—	—	(2.4)	—	(2.4)
Net cash used in investing activities	(3.4)	(26.7)	(27.6)	—	(57.7)
Cash Flow From Financing Activities:
Long-term debt payments	(112.8)	—	(18.4)	—	(131.2)
Change in short-term debt	—	—	1.9	—	1.9
Change in intercompany advances	82.2	(2.3)	159.2	(239.1)	—
Proceeds from the exercise of stock options	2.7	—	—	—	2.7
Dividends paid	—	—	(43.2)	43.2	—
Other, net	(0.4)	—	—	—	(0.4)
Net cash (used in) provided by financing activities	(28.3)	(2.3)	99.5	(195.9)	(127.0)
Effect of exchange rate changes on cash	—	—	(3.7)	—	(3.7)
Net (decrease) increase in cash and cash equivalents	(36.3)	0.1	(13.0)	—	(49.2)
Cash and cash equivalents at beginning of year	42.8	0.9	82.8	—	126.5
Cash and cash equivalents at end of year	$6.5	$1.0	$69.8	$—	$77.3

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By Operating Activities	$155.4	$40.9	$490.0	$(565.8)	$120.5
Cash Flow From Investing Activities:
Capital expenditures	(22.5)	(15.4)	(39.4)	(0.1)	(77.4)
Proceeds of fixed asset disposals	0.8	—	0.6	—	1.4
Proceeds from sale of minority interest in
CP Kelco ApS	27.0	—	—	—	27.0
Other, net	0.8	(1.5)	0.7	(0.1)	(0.1)
Net cash (used in) provided by investing
activities	6.1	(16.9)	(38.1)	(0.2)	(49.1)
Cash Flow From Financing Activities:
Long-term debt proceeds	650.0	—	—	—	650.0
Long-term debt payments	(713.2)	—	(16.3)	—	(729.5)
Change in short-term debt	—	—	1.6	—	1.6
Change in intercompany advances	(68.4)	(25.2)	(262.2)	355.8	—
Proceeds from the exercise of stock options	5.5	—	—	—	5.5
Payment of debt issuance costs and underwriting fees	(7.8)	—	—	—	(7.8)
Dividends paid	—	—	(210.2)	210.2	—
Other, net	6.1	—	—	—	6.1
Net cash used in financing activities	(127.8)	(25.2)	(487.1)	566.0	(74.1)
Effect of exchange rate changes on cash	—	—	2.9	—	2.9
Net increase (decrease) in cash and cash equivalents	33.7	(1.2)	(32.3)	—	0.2
Cash and cash equivalents at beginning of year	9.1	2.1	115.1	—	126.3
Cash and cash equivalents at end of year	$42.8	$0.9	$82.8	$—	$126.5

Hercules Incorporated
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

30.          Summary of Quarterly Results (Unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Net sales	$527.3	$501.9	$501.0	$534.7	$513.1	$519.6	$493.9	$498.8	$2,035.3	$2,055.0
Cost of sales	360.7	337.6	324.7	351.2	332.2	353.7	325.8	348.6	1,343.4	1,391.1
Selling, general and administrative expenses	91.3	99.7	90.7	99.9	92.8	92.7	97.4	90.2	372.2	382.5
Research and development	9.6	10.3	9.4	10.0	9.3	10.1	10.5	10.4	38.8	40.8
Intangible asset amortization	1.6	2.0	2.0	2.0	1.8	2.0	1.8	2.0	7.2	8.0
Impairment of FiberVisions goodwill	—	—	—	—	—	—	—	52.9	—	52.9
Other operating expense, net	7.2	9.7	8.6	10.4	4.6	11.1	4.7	8.2	25.1	39.4
Profit (loss) from operations	56.9	42.6	65.6	61.2	72.4	50.0	53.7	(13.5)	248.6	140.3
Interest and debt expense	20.7	22.2	16.7	22.8	16.7	22.5	17.1	21.9	71.2	89.4
Vertac litigation charges	—	14.8	106.0	0.1	1.0	0.1	1.5	—	108.5	15.0
Other expense, net	10.6	6.4	21.1	25.6	4.6	0.1	29.4	39.2	65.7	71.3
Income (loss) before income taxes, minority interests and equity loss	25.6	(0.8)	(78.2)	12.7	50.1	27.3	5.7	(74.6)	3.2	(35.4)
(Benefit) provision for income taxes	10.7	(6.5)	(27.5)	3.1	14.1	2.8	(189.5)	(3.2)	(192.2)	(3.8)
Income (loss) before minority interests and equity loss	14.9	5.7	(50.7)	9.6	36.0	24.5	195.2	(71.4)	195.4	(31.6)
Minority interests in earnings of consolidated subsidiaries	(0.1)	(0.4)	(0.3)	(0.2)	(0.4)	(0.3)	(0.6)	(0.1)	(1.4)	(1.0)
Equity loss of affiliated companies, net of tax	(0.4)	0.3	(0.6)	—	(1.1)	0.2	(1.1)	—	(3.2)	0.5
Net income (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	14.4	5.6	(51.6)	9.4	34.5	24.4	193.5	(71.5)	190.8	(32.1)
Net income (loss) from discontinued operations, net of tax	(0.6)	(0.7)	(0.7)	(0.2)	(0.3)	(0.4)	48.6	(5.2)	47.0	(6.5)
Net income (loss) before cumulative effect of
changes in accounting principle	13.8	4.9	(52.3)	9.2	34.2	24.0	242.1	(76.7)	237.8	(38.6)
Cumulative effect of changes in accounting principle	0.9	—	—	—	—	—	—	(2.5)	0.9	(2.5)
Net income (loss)	$14.7	$4.9	$(52.3)	$9.2	$34.2	$24.0	$242.1	$(79.2)	$238.7	$(41.1)
Basic earnings (loss) per share:
Continuing operations	$0.13	$0.06	$(0.46)	$0.09	$0.31	$0.22	$1.72	$(0.66)	$1.72	$(0.30)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	—	—	0.43	(0.05)	0.42	(0.06)
Cumulative effect of changes in accounting principle	0.01	—	—	—	—	—	—	(0.02)	0.01	(0.02)
Net income (loss)	$0.13	$0.05	$(0.47)	$0.08	$0.31	$0.22	$2.15	$(0.73)	$2.15	$(0.38)
Diluted earnings (loss) per share:
Continuing operations	$0.13	$0.05	$(0.46)	$0.08	$0.31	$0.22	$1.71	$(0.66)	$1.71	$(0.30)
Discontinued operations	(0.01)	(0.01)	(0.01)	—	—	—	0.43	(0.05)	0.42	(0.06)
Cumulative effect of changes in accounting principle	0.01	—	—	—	—	—	—	(0.02)	0.01	(0.02)
Net income (loss)	$0.13	$0.04	$(0.47)	$0.08	$0.31	$0.22	$2.14	$(0.73)	$2.14	$(0.38)

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE

 Information regarding the Company’s change in accountants during 2005 is incorporated herein by reference to the Forms 8-K and 8-K/A filed on April 22, 2005 and May 12, 2005, respectively. There were no disagreements related to the change in accountants.

ITEM 9A.         CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2006. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's fourth fiscal quarter, that have materially affected, or are reasonably likely to materially affect the registrant's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting is on page 36 of this Form 10-K.

The certifications of the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, the Company’s President and Chief Executive Officer filed a certification with the NYSE on May 9, 2006 reporting that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards.

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

Information regarding directors and nominees for directors of Hercules will be included in the Company's Proxy Statement and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and current position of each executive officer of Hercules as of February 28, 2007 is listed below. There are no family relationships among the executive officers.
Name	Age	Current Position
Craig A. Rogerson	50	President, Chief Executive Officer and Director
Fred G. Aanonsen	59	Vice President and Controller
Edward V. Carrington	64	Vice President, Human Resources
Richard G. Dahlen	67	Chief Legal Officer
Israel J. Floyd	60	Corporate Secretary and General Counsel
Vincenzo M. Romano	53	Vice President, Taxes
Stuart C. Shears	56	Vice President and Treasurer
Allen A. Spizzo	49	Vice President and Chief Financial Officer

Craig A. Rogerson joined Hercules in 1979 and has held his current position since December 2003. He had been Vice President and General Manager, FiberVisions and Pinova since April 2002. Prior to that, he had been Vice President and General Manager of BetzDearborn since August 2000 and Vice President of Business Operations for BetzDearborn Division since May 2000.

Fred G. Aanonsen joined Hercules in July 2001. Prior to joining Hercules, he spent 25 years at Union Carbide Corporation, where most recently he had been the Director of Accounting and Financial Processing since 1998 and Business Director for the Finance SAP Design and Implementation Team from 1995 to 1998. Mr. Aanonsen is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and Financial Executives International.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 concerning the number of shares of common stock to be issued upon the exercise of outstanding options, warrants and rights issued under all of the Company's existing equity compensation plans, including the Hercules Incorporated Long-Term Incentive Compensation Plan, the Hercules Incorporated Non-Employee Director Stock Accumulation Plan, and the Hercules Incorporated Omnibus Equity Compensation Plan for Non-employee Directors; the weighted-average exercise price of such options, warrants and rights and the number of securities remaining available for future issuance under such plans. All of the Company's equity compensation plans have been approved by the Company's shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,398,285	(1) (2)	$25.56	8,546,964

Equity compensation plans not approved by security holders	—		—	—
Total	5,398,285		$25.56	8,546,964

(1) Includes 2,234,710 options with exercise prices in excess of the weighted average price of $25.56.
(2) Includes options to purchase 1,181,759 shares that were not vested at December 31, 2006.

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

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report:

1. Consolidated Financial Statements

2. Financial Statement Schedules:

                Schedule II - Valuation and Qualifying Accounts
(Dollars in millions)	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end
Description	of period	expenses	accounts	Deductions	of period
Year 2006
Tax valuation allowance	$380.7	$(100.4)	$55.5	$—	$335.8
Year 2005
Tax valuation allowance	$391.8	$23.1	$(34.2)	$—	$380.7
Year 2004
Tax valuation allowance	$399.8	$(22.9)	$14.9	$—	$391.8

All other schedules are omitted because they are not applicable, not required or the information required is either presented in the Notes to the Consolidated Financial Statements or has not changed materially from that previously reported.

3. Exhibits:

A complete listing of exhibits is included in the Exhibit Index that precedes the exhibits filed with this Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2007.

HERCULES INCORPORATED
By:	/s/ Craig A. Rogerson

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 28, 2007.

Principal Executive Officer and Director:
President and Chief Executive Officer	/s/ Craig A. Rogerson
Craig A. Rogerson
Principal Financial Officer:
Vice President and Chief Financial Officer	/s/ Allen A. Spizzo
Allen A. Spizzo
Principal Accounting Officer:
Vice President and Controller	/s/ Fred G. Aanonsen
Fred G. Aanonsen

Directors:
/s/ John K. Wulff	/s/ Burton M. Joyce
John K. Wulff, Chairman of the Board	Burton M. Joyce

/s/ Anna Cheng Catalano	/s/ Robert D. Kennedy
Anna Cheng Catalano	Robert D. Kennedy

/s/ Thomas P. Gerrity	/s/ Jeffrey M. Lipton
Thomas P. Gerrity	Jeffrey M. Lipton

/s/ John C. Hunter, III	/s/ Joe B. Wyatt
John C. Hunter, III	Joe B. Wyatt

 EXHIBIT INDEX

Number	Description	Incorporated by Reference to
2.1	Agreement and Plan of Merger among Hercules, Water Acquisition Company and BetzDearborn Inc., dated July 30, 1998	Exhibit 2.1, BetzDearborn Inc. Current Report on Form 8-K, filed July 30, 1998
3.1	Restated Certificate of Incorporation of Hercules, as revised and amended July 6, 1988	Exhibit 3-A, Annual Report on Form 10-K filed March 26, 1993
3.2	Certificate of Amendment dated October 24, 1995, to Hercules' Restated Certificate of Incorporation as revised and amended July 5, 1998	Exhibit 4.1a, Registration Statement on Form S-3, filed September 15, 1998
3.3	By-Laws of Hercules, as revised and amended as of July 15, 2003	Exhibit 3.1, Quarterly Report on Form 10-Q filed August 7, 2003
4.1	Officers' Certificate, dated as of July 27, 1999, pursuant to the Junior Subordinated Debentures Indenture between Hercules and Chase, dated as of November 12, 1998	Exhibit 4.1, Current Report on Form 8-K, dated July 27, 1999
4.2	Unit Agreement, dated July 27, 1999, among Hercules, Hercules Trust II and The Chase Manhattan Bank, as unit agent	Exhibit 4.3, Current Report on Form 8-K, dated July 27, 1999
4.3	Warrant Agreement, dated July 27, 1999, between Hercules and The Chase Manhattan Bank, as warrant agent	Exhibit 4.4, Current Report on Form 8-K, dated July 27, 1999
4.4	Form of Series A Junior Subordinated Deferrable Interest Debentures	Exhibit 4.5, Current Report on Form 8-K, dated July 27, 1999
4.5	Form of CRESTS Unit	Exhibit 4.7, Current Report on Form 8-K, dated July 27, 1999
4.6	Form of Warrant	Exhibit 4.8, Current Report on Form 8-K, dated July 27, 1999
4.7	Rights Agreement, dated as of August 24, 2000, between Hercules Incorporated and Chase Mellon Shareholder Services, L.L.C.	Exhibit 4.1 to Hercules Registration of Certain Classes of Securities on Form 8-A filed August 10, 2000
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
Exhibit 4.2, Quarterly Report on Form 10-Q, filed May 10, 2004
10.1	Hercules Executive Survivor Benefit Plan	Exhibit 10-D, Annual Report on Form 10-K, filed March 27, 1981
10.2	Hercules 1993 Non-Employee Director Stock Accumulation and Deferred Compensation Plan	Exhibit 4.1, Registration Statement on Form S-8, filed July 16, 1993
10.3	Hercules Employee Pension Restoration Plan	Exhibit 10-L, Annual Report on Form 10-K, filed March 26, 1993
10.4	Hercules Amended and Restated Long Term Incentive Compensation Plan	Exhibit 10-K, Annual Report on Form 10-K, filed March 29, 2000
10.5	CRESTS Units Underwriting Agreement, dated July 21, 1999, among Hercules, Hercules Trust II and the Underwriters named therein	Exhibit 1.1, Current Report on Form 8-K, dated July 27, 1999
10.6	Common Stock Underwriting Agreement, dated July 21, 1999, among Hercules and the Underwriters named therein	Exhibit 1.2, Current Report on Form 8-K, dated July 27, 1999
10.7	Form of Change-of-Control Employment Agreements entered into as of August 24, 2000 by Hercules Incorporated and each of Robert C. Flexon and Craig A. Rogerson	Exhibit 10-19, Registration Statement S-4, filed August 9, 2001
10.8	Form of Change-of-Control Employment Agreements entered into as of June 15, 2001 by Hercules Incorporated and Richard G. Dahlen	Exhibit 10-25, Registration Statement S-4, filed August 9, 2001
10.9	Change-of-Control Employment Agreement, dated as of July 2, 2001, by and between Hercules Incorporated and Fred G. Aanonsen	Exhibit 10-28, Registration Statement on Form S-4, filed August 9, 2001
10.10	Stock and Asset Purchase Agreement, dated as of February 12, 2002, by and among Hercules Incorporated, General Electric Company and Falcon Acquisition Corp.	Exhibit 10.1, Current Report on Form 8-K, dated February 12, 2002
10.11	Amendment 2002-1 to Amended and Restated Long Term Incentive Compensation Plan	Exhibit I, Proxy Statement, dated May 15, 2002
10.12	Amendment 2002-1 to Non-Employee Director Stock Accumulation Plan	Exhibit II, Proxy Statement, dated May 15, 2002
10.13	Hercules Incorporated Compensation Benefits Grantor Trust Agreement for Management Employees	Exhibit 10-Ee, Annual Report on Form 10-K/A, filed May 1, 2003
10.14	Hercules Incorporated Compensation Benefits Grantor Trust Agreement for Non-Employee Directors	Exhibit 10-Ff, Annual Report on Form 10-K/A, filed May 1, 2003
10.15	Amended and Restated Hercules Incorporated Management Incentive Compensation Plan, dated February 21, 2003	Exhibit 10-Gg Annual Report on Form 10-K/A, filed May 1, 2003
10.16	Hercules Deferred Compensation Plan, restated December 1995	Exhibit 10-B, Quarterly Report on Form 10-Q, filed May 15, 2003

10.17	Employment Offer Letter - Fred G. Aanonsen, dated June 27, 2001	Exhibit 10-C, Quarterly Report on Form 10-Q, filed May 15, 2003
10.18	Hercules Executive Survivor Benefit Plan II dated January 1, 1987 - benefit structure is only applicable to one executive officer	Exhibit 10-E, Quarterly Report on Form 10-Q, filed May 15, 2003
10.19	Omnibus Equity Compensation Plan for Non-Employee Directors	Appendix II, Proxy Statement dated June 20, 2003
10.20

Amended and Restated Credit Agreement, dated as of April 8, 2004, between Hercules Incorporated and the Guarantors listed on Schedule A thereto and Credit Suisse First Boston LLC, Wachovia Capital Markets, LLC, Scotia Capital (USA) Inc. and Deutsche Bank Securities Inc.
Exhibit 10.1, Quarterly Report on Form 10-Q, filed May 10, 2004
10.21

First Amendment to Amended and Restated Credit Agreement dated as of August 12, 2004, among Hercules Incorporated and the Guarantors listed on Schedule A thereto and Credit Suisse First Boston LLC and Wachovia Bank, National Association
Exhibit 10.1, Quarterly Report on Form 10-Q, filed November 15, 2004
10.22	Employment Agreement between Hercules Incorporated and Israel J. Floyd, dated August 24, 2000	Exhibit 10.27, Annual Report on Form 10-K, filed March 16, 2005
10.23	First Amendment to the Employment Agreement between Hercules Incorporated and Israel J. Floyd, dated August 24, 2000	Exhibit 10.28, Annual Report on Form 10-K, filed March 16, 2005
10.24	Employment Agreement between Hercules Incorporated and Allen A. Spizzo, dated August 24, 2000	Exhibit 10.29, Annual Report on Form 10-K, filed March 16, 2005
10.25	First Amendment to the Employment Agreement between Hercules Incorporated and Allen A. Spizzo, dated August 24, 2000	Exhibit 10.30, Annual Report on Form 10-K, filed March 16, 2005
10.26	First Amendment to the Employment Agreement between Hercules Incorporated and Craig A. Rogerson, dated August 24, 2000	Exhibit 10.31, Annual Report on Form 10-K, filed March 16, 2005
10.27	Employment Offer Letter - Paul C. Raymond III, dated December 28, 2004	Exhibit 10.34, Annual Report on Form 10-K, filed March 16, 2005
10.28	Special Pension Agreement between Hercules Incorporated and William H. Joyce, approved August 21, 2003	Exhibit 10.35, Annual Report on Form 10-K, filed March 16, 2005
10.29	General Terms of Employment between Hercules Incorporated and Certain Executive Officers	Exhibit 10.36, Annual Report on Form 10-K, filed March 16, 2005
10.30	Employment Offer Letter - John E. Panichella, dated December 15, 2005	Exhibit 10.1, Current Report on Form 8-K/A, dated December 15, 2005
10.31	Contribution Agreement between Hercules Incorporated, WSP, Inc., SPG/FV Investor LLC and Fibervisions Delaware Corporation dated January 31, 2006	Exhibit 10.33, Annual Report on Form 10-K, filed March 3, 2006
10.32*	Agreement between Hercules Incorporated and Genpact International dated January 16, 2007

10.33*	Agreement between Hercules Incorporated and HCL America Inc. and HCL Technologies Limited dated January 16, 2007
14	Directors Code of Business Conduct and Ethics	Appendix VII, Proxy Statement dated June 20, 2003
18.1	Letter Regarding Change in Accounting Principle	Exhibit 18.1, Annual report on Form 10-K, filed March 3, 2006
21.1*	Principal Consolidated Subsidiaries as of December 31, 2006
23.1*	Consent of BDO Seidman, LLP
23.2*	Consent of PricewaterhouseCooper, LLP
31.1*	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Vice President and Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Section 1350 Certification of President and Chief Executive Officer
32.2*	Section 1350 Certification of Vice President and Chief Financial Officer
*Filed herewith