Form 10-K/A
period 2006-12-31
HERCULES INC
filed 2007-03-07
CIK 46989

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

EXPLANATORY NOTE

This Amendment No. 1 to Hercules Incorporated's Annual Report on Form 10-K for the year ended December 31, 2006 is being filed solely for the purpose of amending Item 8 to correct a figure included in Note 13 to the Consolidated Financial Statements.  Specifically, the "$132.4 million" in the last sentence in the third full paragraph on page 65 of the Form 10-K as originally filed has been replaced with "$82 million".  This change is reflected on page 33 of this Form 10-K/A.

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

In addition, effective October 13, 2004, the Company reached a confidential settlement agreement with the balance of its solvent excess insurers whereby a significant portion of the costs incurred by the Company with respect to future asbestos product liability claims will be reimbursed, subject to those claims meeting certain qualifying criteria (the “Future Coverage Agreement”).  That agreement is not expected to result in reimbursement to the Company, however, unless and until defense costs and settlement payments for qualifying asbestos products claims paid by the Company subsequent to the effective date of the agreement (with credit for certain amounts spent prior to the effective date of the agreement) aggregate to approximately $330 million to $370 million, with the foregoing approximation based on various assumptions, including that there are sufficient qualifying claims to require such payments, that for such qualifying claims the time periods of each claimant’s alleged exposure to asbestos products falls within the time periods covered by the participating insurers’ policies, and that each of the participating insurers remain solvent and honor their commitments under the terms of the Future Coverage Agreement.  The Company expects that such amounts, if required to be paid, would be paid by the Company using monies from the above settlements and from other sources.  If and when such amounts are paid by the Company, the insurers’ obligations pursuant to the terms of the Future Coverage Agreement would be triggered, and the participating insurers would thereafter be required to pay their allocated share of defense costs and settlement payments for asbestos product liability claims that qualify for reimbursement subject to the limits of their insurance policies, which limits are believed to be sufficient to cover the insurers’ allocated shares of an amount that exceeds the high end of the reasonably possible range of financial exposure described below.  The Company will be responsible for the share of such costs and payments that are not reimbursed by the participating insurers pursuant to the terms of the Future Coverage Agreement, as well as for such costs and payments for those claims that do not qualify for reimbursement under the terms of the Future Coverage Agreement.  Should asbestos reform legislation be passed, some or all of the obligations under the Future Coverage Agreement will be suspended for so long as such legislation remains in effect. As of December 31, 2006, defense costs and settlement payments for qualifying asbestos products claims of approximately $82 million have been credited towards the range of $330 million to $370 million noted above.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2007.

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