Form 10-Q
period 2007-03-31
HERCULES INC
filed 2007-05-01
CIK 46989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007
Commission file number 1-496

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

Yes:   ☐   No:   ☒

As of April 30, 2007 116,592,141 shares of registrant’s common stock were outstanding.

HERCULES INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements
HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per share)
	(Unaudited)
	Three Months Ended March 31,
	2007	2006
Net sales	$502.3	$527.3
Cost of sales	323.4	360.7
Selling, general and administrative expenses	93.7	91.3
Research and development	10.4	9.6
Intangible asset amortization (Note 3)	1.8	1.6
Other operating expense, net (Note 11)	13.1	7.2
Profit from operations	59.9	56.9
Interest and debt expense	17.2	20.7
Vertac litigation charges (Note 7)	1.5	—
Other expense, net (Note 12)	3.3	10.6
Income before income taxes, minority interests and equity loss	37.9	25.6
(Benefit) provision for income taxes (Note 13)	(36.6)	10.7
Income before minority interests and equity loss	74.5	14.9
Minority interests in earnings of consolidated subsidiaries	(0.5)	(0.1)
Equity loss of affiliated companies, net of tax	(0.5)	(0.4)
Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	73.5	14.4
Net loss from discontinued operations, net of tax	—	(0.6)
Net income before cumulative effect of change in accounting principle	73.5	13.8
Cumulative effect of change in accounting principle, net of tax	—	0.9
Net income	$73.5	$14.7

Earnings per share (Note 14):
Basic earnings per share
Continuing operations	$0.64	$0.13
Discontinued operations	—	(0.01)
Cumulative effect of change in accounting principle	—	0.01
Net income	$0.64	$0.13
Weighted average number of shares (millions)	114.1	110.2

Diluted earnings per share
Continuing operations	$0.64	$0.13
Discontinued operations	—	(0.01)
Cumulative effect of change in accounting principle	—	0.01
Net income	$0.64	$0.13
Weighted average number of shares (millions)	114.9	110.5

Net income	$73.5	$14.7
Foreign currency translation	6.1	7.4
Pension and postretirement benefit adjustments, net of tax	6.4	64.4
Revaluation of hedges, net of tax	(4.6)	(5.2)
Comprehensive income	$81.4	$81.3

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)	(Unaudited)
	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$159.8	$171.8
Accounts receivable, net (Note 9)	340.1	326.6
Inventories (Note 9)	230.9	210.6
Deferred income taxes	71.2	70.2
Current assets of discontinued operations	—	0.4
Income taxes receivable	216.2	170.8
Other current assets	41.2	34.1
Total current assets	1,059.4	984.5
Property, plant, and equipment, net (Note 9)	602.8	600.4
Intangible assets, net (Note 3)	142.0	143.1
Goodwill (Note 3)	483.4	481.5
Deferred income taxes	385.4	374.6
Asbestos-related assets (Note 7)	41.9	87.5
Deferred charges and other assets	136.8	136.9
Total assets	$2,851.7	$2,808.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$188.6	$205.3
Asbestos-related liabilities (Note 7)	36.4	36.4
Current debt obligations (Note 4)	35.3	35.8
Vertac litigation liability (Note 7)	124.9	123.5
Accrued expenses	228.0	228.6
Total current liabilities	613.2	629.6
Long-term debt (Note 4)	941.8	959.7
Deferred income taxes	72.1	69.7
Pension obligations	242.4	262.5
Other postretirement benefit obligations	140.5	142.2
Deferred credits and other liabilities	257.4	255.6
Asbestos-related liabilities (Note 7)	230.2	233.6
Total liabilities	2,497.6	2,552.9

Commitments and contingencies (Note 7)	—	—
Minority interests	13.2	12.7
Stockholders’ equity
Series preferred stock	—	—
Common stock, $25/48 par value (shares issued: 2007 and 2006 - 160.0 million)	83.3	83.3
Additional paid-in capital	438.7	454.9
Unearned compensation	(34.5)	(42.1)
Accumulated other comprehensive losses	(401.7)	(409.6)
Retained earnings	1,809.5	1,734.1
	1,895.3	1,820.6
Reacquired stock, at cost (2007 - 43.4 million shares; 2006 - 44.0 million shares)	(1,554.4)	(1,577.7)
Total stockholders’ equity	340.9	242.9
Total liabilities and stockholders’ equity	$2,851.7	$2,808.5

                    See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)	(Unaudited)
	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$73.5	$14.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17.1	19.1
Amortization	9.5	5.8
Deferred income tax provision	(12.7)	2.2
Write-off of debt issuance costs	—	0.2
Loss on sale of 51% interest in FiberVisions	(0.2)	5.1
Minority interests in earnings of consolidated subsidiaries	0.5	0.1
Other non-cash charges and credits, net	3.8	0.9
Accruals and deferrals of cash receipts and payments (net of acquisitions and dispositions):
Accounts receivable, net	(11.2)	(5.6)
Inventories	(18.9)	(4.1)
Asbestos-related assets and liabilities, net	43.1	2.7
Other current assets	(0.5)	10.8
Accounts payable	(18.2)	(8.7)
Vertac litigation liability	1.5	—
Accrued expenses	(6.2)	(10.4)
Income taxes payable	(33.1)	(0.8)
Pension and postretirement benefit obligations	(11.7)	5.9
Non-current assets and liabilities	(10.5)	(2.3)
FiberVisions net assets held for sale	—	(7.9)
Net cash provided by operating activities	25.8	27.7

Cash Flows from Investing Activities:
Capital expenditures	(24.2)	(8.1)
Acquisitions and investments, net	(0.9)	(26.4)
Proceeds from sale of 51% interest in FiberVisions, net of transaction costs	—	27.0
Other, net	—	(0.1)
Net cash used in investing activities	(25.1)	(7.6)

Cash Flows from Financing Activities:
Long-term debt issued by FiberVisions, net of issuance costs	—	83.7
Long-term debt proceeds	2.8	—
Long-term debt payments	(22.2)	(18.8)
Change in short-term debt	0.6	(2.5)
Proceeds from the exercise of stock options	3.8	0.1
Other, net including income tax benefits attributable to stock-based compensation	2.0	0.1
Net cash (used in) provided by financing activities	(13.0)	62.6
Effect of exchange rate changes on cash	0.3	0.5
Net (decrease) increase in cash and cash equivalents	(12.0)	83.2
Cash and cash equivalents - beginning of period	171.8	77.3
Cash and cash equivalents - end of period	$159.8	$160.5

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share amounts)
(Unaudited)

1. Basis of Presentation

The interim consolidated financial statements and the notes to the consolidated financial statements of Hercules Incorporated (“Hercules” or the “Company”) are unaudited as of and for the three months ended March 31, 2007 and 2006, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of Hercules’ financial position and results of operations for the interim periods. The consolidated financial statements include the accounts of variable interest entities for which Hercules is the primary beneficiary. These consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules’ Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2006.

The results of operations and cash flows of FiberVisions have been consolidated into the Company’s Statements of Operations and Cash Flows through March 31, 2006, preceding the sale of the Company’s 51% interest. Effective April 1, 2006, FiberVisions has been reported as an equity investment and the Company includes its proportionate share of earnings and losses using the equity method of accounting.

Certain prior period amounts in the consolidated financial statements and notes have been reclassified to conform to the current period presentation.

2. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value under accounting principles generally accepted in the United States (“GAAP”) and will be applied to existing accounting and disclosure requirements in GAAP that are based on fair value. SFAS 157 does not require any new fair value measurements. SFAS 157 emphasizes a “market-based” as opposed to an “entity-specific” measurement perspective, establishes a hierarchy of fair value measurement methods and expands disclosure requirements about fair value measurements including methods and assumptions and the impact on earnings. The Company has identified its cross-currency interest rate swaps, certain foreign exchange-related contracts, its “available for sale” investment securities and its measurement processes for asset retirement obligations and the impairment of goodwill and intangible assets as being impacted by SFAS 157. The Company continues to evaluate the overall impact of SFAS 157, which is to be adopted effective January 1, 2008 and applied prospectively.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides an option to report certain financial assets and liabilities at fair value primarily to reduce the complexity and level of volatility in the accounting for financial instruments resulting from measuring related financial assets and liabilities differently under existing GAAP. SFAS 159 is effective January 1, 2008. At this time, the Company does not anticipate SFAS 159 having a material impact on its financial statements.

3. Intangible Assets and Goodwill

The following table provides information regarding the Company’s intangible assets with finite lives:

	March 31, 2007			December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$90.6	$19.2	$71.4	$90.0	$18.6	$71.4
Trademarks and tradenames	73.9	16.1	57.8	73.9	15.6	58.3
Other intangible assets	32.3	19.5	12.8	32.2	18.8	13.4
	$196.8	$54.8	$142.0	$196.1	$53.0	$143.1

Total amortization expense for Other intangible assets was $1.8 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively. Estimated amortization expense is $7.2 million for the year ended December 31, 2007.

The following table shows changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2007:

	Paper Technology and Ventures	Aqualon Group	Total
Balance at December 31, 2006	$429.5	$52.0	$481.5
Foreign currency translation	1.7	0.2	1.9
Balance at March 31, 2007	$431.2	$52.2	$483.4

4.	Debt

A summary of debt by instrument is provided as follows:
	March 31, 2007	December 31, 2006
Term B Loan due 2010	$354.0	$375.0
6.6% notes due 2027	100.0	100.0
11.125% senior notes due 2007	16.1	16.1
6.75% senior subordinated notes due 2029	250.0	250.0
8% convertible subordinated debentures due 2010	2.3	2.4
6.5% junior subordinated deferrable interest debentures due 2029	214.3	214.1
Term loans at rates ranging from 5.5575% to 5.814% due in varying amounts thru 2011	31.7	28.1
Other	8.7	9.8
	977.1	995.5
Less: Current debt obligations	35.3	35.8
Long-term debt	$941.8	$959.7

As of March 31, 2007 the weighted-average interest rate on the Term B Loan, which bears interest at LIBOR + 1.50%, was 6.85%.

As of March 31, 2007, $44.3 million of the $150.0 million Revolving Facility under the Company’s Senior Credit Facility was available for use. The Company had $105.7 million of outstanding letters of credit associated with the Revolving Facility at March 31, 2007. As of March 31, 2007, the Company had $30.4 million of foreign lines of credit available and unused.

5.	Pension and Other Postretirement Benefits

The following table sets forth the consolidated net periodic pension and other postretirement benefit costs that are attributable to the Company’s global pension and postretirement benefit plans as recognized for the three months ended March 31, 2007 and 2006:
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$4.5	$4.7	$0.1	$0.2
Interest cost	25.9	24.9	2.2	2.1
Expected return on plan assets	(30.3)	(28.4)	—	—
Amortization and deferrals	(0.7)	(0.5)	(1.9)	(2.1)
Actuarial losses recognized	10.9	12.0	2.2	1.7
	$10.3	$12.7	$2.6	$1.9

Total contributions expected to be made to the Company’s pension plans during 2007 are approximately $61 million, including $40 million in voluntary contributions attributable to the U.S. defined benefit pension plan and $21 million attributable to the Company’s international pension plans. During the three months ended March 31, 2007, the Company contributed a total of $17.1 million, which was entirely attributable to its pension plan in the United Kingdom.

6.	Asset Retirement Obligations

The following table provides a reconciliation of the changes in the asset retirement obligations (“AROs”) during the period:

	Active Sites	Inactive Sites	Total
Balance at December 31, 2006	$10.1	$66.2	$76.3
Accretion	0.1	0.5	0.6
Settlement payments	(0.3)	(2.0)	(2.3)
Foreign currency translation	—	0.1	0.1
Balance at March 31, 2007	$9.9	$64.8	$74.7

While not reflected in the table above, the Company has recognized $5.2 million for environmental contingencies whereby it is probable that the Company has incurred a liability for costs associated with environmental remediation or for the settlement of related litigation. Liabilities included in this amount are attributable to sites that the Company formerly owned as well as sites that the Company did not have an ownership interest in, but was associated with including landfills, waste sites and other similar properties.

7. Commitments and Contingencies

Guarantees

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), disclosure about each group of guarantees is provided below:

Indemnifications

In connection with the sale of Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sale transactions and business activities prior to the ultimate closing of the sale.  The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend, and/or indemnify the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions and limitations.  The carrying amount recorded for indemnifications as of March 31, 2007 was $41.2 million.

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

Debt Obligations

The Company has directly guaranteed $42.8 million of various obligations under agreements with third parties related to consolidated subsidiaries and affiliates of which $30.3 million was outstanding at March 31, 2007.  The outstanding balance reflects guarantees of debt for terms of varying length as well as a guarantee related to a foreign-based pension plan with an indefinite term. The Company has also provided $2.9 million in collateral in the form of a mortgage security for the aforementioned pension plan.  Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.

Intercompany Guarantees

The Company and its subsidiaries have authorized intercompany guarantees between and among themselves, which aggregate approximately $193.5 million, of which $181.6 million was outstanding at March 31, 2007.  These guarantees relate to intercompany loans used to facilitate normal business operations and have been eliminated from the Company’s consolidated financial statements.

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

 United States of America v. Vertac Chemical Corporation, et al., No. 4:80CV00109 (United States District Court, Eastern District of Arkansas, Western Division)

As described further below, on April 23, 2007, the United States Supreme Court denied the Company’s Petition for a Writ of Certiorari. As a result, the Company will now be required to pay to the United States the amount set forth in the Final Judgment dated June 6, 2005, plus post-judgment interest, plus any additional response costs incurred or to be incurred by the United States after June 1, 1998. The Company has accrued its total net liability of $124.9 million, including interest but not including amounts for which Uniroyal has been held liable based on the Final Judgment, which is recorded as a current liability at March 31, 2007. The Company will continue to accrue interest on that amount until such time as the Final Judgment is paid. The United States has not yet informed the Company of the amount of the additional response costs which the United States will claim that it has incurred since June 1, 1998, nor has the Company been provided an opportunity to evaluate those costs. As a result, no amounts have been accrued with respect to such response costs.

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

The procedural history of this litigation is discussed in greater detail in reports previously filed by the Company with the United States Securities and Exchange Commission (“SEC”). In summary, in 1999, the District Court finalized a ruling holding the Company and Uniroyal jointly and severally liable for approximately $100 million in costs incurred by the EPA, as well as costs to be incurred in the future. In 2000, the District Court allocated 2.6% of such amounts to Uniroyal and 97.4% of such amounts to the Company. Both the Company and Uniroyal appealed those rulings to the U.S. Court of Appeals for the Eighth Circuit (the “Court of Appeals”). In 2001, the Court of Appeals reversed the District Court’s rulings as to joint and several liability and allocation, and remanded the case back to the District Court for several determinations, including a determination of whether the harms at the site giving rise to the EPA’s claims were divisible. The trial on remand occurred in late 2001.

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

On July 13, 2006, a panel of the Court of Appeals affirmed the Final Judgment of the District Court. The Company requested that the panel’s determination be reviewed en banc, but that request was denied by Order dated September 19, 2006. On December 14, 2006, the Company filed a Petition for a Writ of Certiorari with the United States Supreme Court, requesting that the Supreme Court review this matter. On April 23, 2007, that petition was denied, marking the end of the appellate process. As noted above, the Company has accrued its total net liability of $124.9 million, including interest but not including amounts for which Uniroyal has been held liable based on the Final Judgment, which is recorded as a current liability at March 31, 2007. The Company will continue to accrue interest on this amount until such time as the Final Judgment is paid. The United States has not yet informed the Company of the amount of the additional response costs which the United States will claim that it has incurred since June 1, 1998, nor has the Company been provided an opportunity to evaluate those costs. As a result, no amounts have been accrued with respect to such response costs.

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

Range of Exposure

The reasonably possible share of costs for environmental matters involving current and former operating sites, including those with identified asset retirement obligations (see Note 6), the Vertac site and other locations where the Company may have a liability, is approximately $205 million as of March 31, 2007. This accrued liability is evaluated at least quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs. The actual costs for these matters will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 or more years.  While it is not feasible to predict the outcome of all pending environmental matters, the ultimate resolution of one or more of these environmental matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

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

As of March 31, 2007, there were approximately 26,034 unresolved claims, of which approximately 980 were premises claims and the rest were products claims.  There were also approximately 1,900 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  In addition, as of March 31, 2007, there were approximately 528 claims which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.

Between January 1, 2007 and March 31, 2007, the Company received approximately 323 new claims. During that same period, the Company spent approximately $5.6 million to resolve and defend asbestos matters, including $3.4 million in settlement payments and approximately $2.2 million for defense costs.

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

In addition, effective October 8, 2004, the Company entered into a comprehensive confidential settlement agreement with respect to certain insurance policies issued by various insurance companies operating in the London insurance market, and by one insurance company located in the United States (the “Second Settlement Agreement”).  Under the terms of the Second Settlement Agreement, the participating insurers agreed to place a total of approximately $102.2 million into a trust (the “Second Trust”), with such amount to be paid over a four-year period commencing in January 2005 and ending in 2008.  In exchange, the Company released the insurers from past, present and future claims under those policies, agreed to the cancellation of those policies, and agreed to indemnify the insurers from any claims asserted under those policies. The trust funds have been and are continuing to be used to reimburse the Company for costs it incurs to defend and resolve asbestos-related claims.  Any funds remaining in the Second Trust subsequent to December 31, 2008 may be used by the Company to defend and resolve both asbestos-related claims and non-asbestos related claims.  As of March 31, 2007, approximately $85.1 million of the $102.2 million had been placed into the Second Trust, and the Second Trust had a balance of approximately $25.4 million.

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

In addition, effective October 13, 2004, the Company reached a confidential settlement agreement with the balance of its solvent excess insurers whereby a significant portion of the costs incurred by the Company with respect to future asbestos product liability claims will be reimbursed, subject to those claims meeting certain qualifying criteria (the “Future Coverage Agreement”).  That agreement is not expected to result in reimbursement to the Company, however, unless and until defense costs and settlement payments for qualifying asbestos products claims paid by the Company subsequent to the effective date of the agreement aggregate to approximately $330 million to $370 million, with the foregoing approximation based on various assumptions, including that there are sufficient qualifying claims to require such payments, that for such qualifying claims the time periods of each claimant’s alleged exposure to asbestos products falls within the time periods covered by the participating insurers’ policies, and that each of the participating insurers remain solvent and honor their commitments under the terms of the Future Coverage Agreement.  The Company expects that such amounts, if required to be paid, would be paid by the Company using monies from the above settlements and from other sources.  If and when such amounts are paid by the Company, the insurers’ obligations pursuant to the terms of the Future Coverage Agreement would be triggered, and the participating insurers would thereafter be required to pay their allocated share of defense costs and settlement payments for asbestos product liability claims that qualify for reimbursement subject to the limits of their insurance policies, which limits are believed to be sufficient to cover the insurers’ allocated shares of an amount that exceeds the high end of the reasonably possible range of financial exposure described below.  The Company will be responsible for the share of such costs and payments that are not reimbursed by the participating insurers pursuant to the terms of the Future Coverage Agreement, as well as for such costs and payments for those claims that do not qualify for reimbursement under the terms of the Future Coverage Agreement.  Should asbestos reform legislation be passed, some or all of the obligations under the Future Coverage Agreement will be suspended for so long as such legislation remains in effect. As of March 31, 2007, defense costs and settlement payments for qualifying asbestos products claims of approximately $87 million have been credited towards the range of $330 million to $370 million noted above.

As a result of the above settlements, the Company is expected to have available to it a combination of cash and trust fund monies which can be used to pay or reimburse the Company for a significant portion of the defense costs and settlement payments that may be incurred by the Company with respect to its asbestos-related liabilities. Upon exhaustion of the trust fund monies, the Company will be required to fund such liabilities itself until such time as the insurers’ obligations under the Future Coverage Agreement are triggered. If and when those obligations are triggered, the Company and the insurers who are participants in the Future Coverage Agreement will share qualifying asbestos product liability claims, defense costs and settlement payments at varying levels over time, with the Company typically bearing a slightly larger share than such participating insurers. Of note, as a result of the First Settlement Agreement, Second Settlement Agreement and Other Settlement Agreements, substantially all of the Company’s insurance coverage applicable to asbestos products claims has been cancelled (except for obligations under the Future Coverage Agreement), and such insurance coverage will no longer be available to cover any such claims. In addition and as described above, as a result of the First Settlement Agreement, Second Settlement Agreement and Other Settlement Agreements, substantial amounts of insurance coverage that would have been available to cover insured claims other than asbestos products claims have been cancelled and will no longer be available to cover such claims.

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

The following table presents the beginning and ending balances and balance sheet activity for the Company’s asbestos-related accounts for the three months ended March 31, 2007.

	Balance December 31, 2006	Interest Income/ Additional Accruals	Insurance Recovered/ Liabilities Settled	Accretion/ Reclassifi- cation	Balance March 31, 2007
Asbestos-related assets:
Insurance receivable	$32.8	$—	$(16.5)	$0.2	$16.5
Restricted cash in trust	54.7	0.7	(30.0)	—	25.4
Asbestos-related assets	$87.5	$0.7	$(46.5)	$0.2	$41.9
Asbestos-related liabilities:
Asbestos-related liabilities, current	$36.4	$—	$—	$—	$36.4
Asbestos-related liabilities, non- current	233.6	—	(3.4)	—	230.2
Total asbestos-related liabilities	$270.0	$—	$(3.4)	$—	$266.6

The Company, in conjunction with outside advisors, will continue to study its asbestos-related matters, insurance recovery expectations and reserves on an ongoing basis, and make adjustments as appropriate.

Composite Products Antitrust and Qui Tam Matters

Commencing in 1999, the Company was one of several companies sued in a series of civil antitrust and related lawsuits concerning the pricing and sale of carbon fiber and carbon prepreg products (together referred to as “carbon fiber products”). These products were manufactured and sold by the Company’s former Composite Products division, which division was sold to Hexcel Corporation in 1996. These lawsuits encompassed the following: (a) a federal class action brought on behalf of direct purchasers of carbon fiber products captioned Thomas & Thomas Rodmakers v. Newport Adhesives and Composites, Case No. CV-99-07796-GHK (CTx) (U.S. District Court, Central District of California; (b) a total of nine California state purported class actions brought on behalf of indirect purchasers of carbon fiber products, all consolidated under the caption Carbon Fiber Cases I, II, and III, Judicial Council Coordination Proceeding Nos. 4212, 4216 and 4222, Superior Court of California, County of San Francisco; (c) a Massachusetts state purported class action brought on behalf of indirect purchasers of carbon fiber products captioned Saul M. Ostroff, et al. v. Newport Adhesives, et al., Civil Action No. 02-2385, Superior Court of Middlesex County; and (d) a lawsuit brought by Horizon Sports Technologies, a company that had “opted out” of the federal class action lawsuit referred to above and captioned Horizon Sports Technologies, Inc. v. Newport Adhesives and Composites, Inc., et al., Case No. CV02-8126 FMC (RNEX), U.S. District Court, Central District of California, Western Division.  In addition, the Company and the other defendants in the foregoing lawsuits were sued in a related “Qui Tam” action captioned Randall M. Beck, et al. v. Boeing Defense and Space Group, Inc., et al., (Civil Action No. 99 CV 1557 JM JAH), which lawsuit was originally filed under seal in 1999 pursuant to the False Claims Act, 31 U.S.C. Section 729 et seq. Throughout 2005, the Company entered into agreements to resolve each of the foregoing lawsuits, and the results of such settlements have been reflected in the Company’s financial statements. At this time, all of the forgoing lawsuits have been resolved, and all payments have been made, without any admission of liability. Each of the settlements was entered into by the Company in order to avoid the risks, uncertainties and costs inherent in litigation. In addition to the foregoing, two of the Company’s former customers have “opted-out” of the Federal and California state class actions referred to above. In April 2007, the Company reached a confidential settlement agreement in principle with these two former customers. The amount of that settlement is included in the accrued liability for non-asbestos litigation reported below. Furthermore, by letter dated January 30, 2007, one of the defendants in the foregoing lawsuits asserted a claim against the Company for damages as a result of the alleged anticompetitive activities alleged in the lawsuits described above, and requested that the Company enter into settlement discussions. The Company intends to investigate this claim, but currently believes it is without merit and legally defensible.

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

Currently, the Company is a defendant in approximately twenty-eight lawsuits (including two purported class actions) where plaintiffs allege that exposure to Agent Orange caused them to sustain various personal injuries.  On February 9, 2004, the U.S. District Court for the Eastern District of New York issued a series of rulings granting several motions filed by defendants in the two cases that had been remanded to the U.S. District Court by the U.S. Court of Appeals for the Second Circuit on remand from the U.S. Supreme Court (In re: “Agent Orange” Product Liability Litigation: Joe Isaacson, et al v. Dow Chemical Company, et al. and Daniel Raymond Stephenson, et al. v. Dow Chemical Company, et al.  (MDL 381, CV 98-6383 (JBW), CV 99-3056 (JBW))).  In relevant part, those rulings held that plaintiffs’ claims against the defendant manufacturers of Agent Orange that were brought in the state courts are properly removable to federal court under the “federal officer removal statute” and that such claims are subject to dismissal by application of the “government contractor defense.”  The Court then dismissed plaintiffs’ claims, but stayed its decision to allow plaintiffs to obtain additional discovery and to move for reconsideration of the Court’s decision.  A hearing on the motion for reconsideration was held on February 28, 2005.  By Orders dated March 2, 2005, the Court denied reconsideration, lifted the stay of the earlier decision, and dismissed plaintiffs’ claims in all of the lawsuits that were before the Court at that time.  Plaintiffs have appealed those dismissals to the United States Court of Appeals for the Second Circuit. Oral argument before the Court of Appeals is currently scheduled on June 18, 2007.

In addition, in January 2004, the Company was sued in a purported class action filed in the United States District Court for the Eastern District of New York by The Vietnam Association for Victims of Agent Orange/Dioxin and several individuals who claim to represent between two and four million Vietnamese who allege that Agent Orange used by the United States during the Vietnam War caused them or their families to sustain personal injuries.  (The Vietnam Association for Victims of Agent Orange/Dioxin, et al. v. The Dow Chemical Company, et al., Civil Action No. 04 CV 0400 (JBW)).  That complaint alleges violations of international law and war crimes, as well as violations of the common law for products liability, negligence and international torts.  The defendants moved to dismiss this case on several grounds, including failure to state a claim under the Alien Tort Claims Statute, lack of jurisdiction and justiciability, the bar of the statute of limitations, failure to state claims for violations of international law, and the “government contractor defense.”  A hearing on these motions was held on February 28, 2005.  By order dated March 10, 2005, the Court dismissed this lawsuit.  Plaintiffs have appealed that dismissal to the United States Court of Appeals for the Second Circuit. Oral argument before the Court of Appeals is currently scheduled on June 18, 2007.

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

Other Litigation

The Company is one of several defendants that had been sued by over 2,000 individuals in a series of lawsuits, including a purported class action lawsuit, captioned Jerry Oldham, et al. v. The State of Louisiana, et al., Civil Action No. 55,160, John Capone, et al. v. The State of Louisiana, et al., Civil Action No. 56,048C, and Georgenner Batton, et al. v. The State of Louisiana, et al., Civil Action No. 55,285, all brought in the 18th Judicial District Court, Parish of Iberville, Louisiana. The purported class members and plaintiffs, who claimed to have worked or lived at or around the Georgia Gulf facility in Iberville Parish, Louisiana, alleged injury and fear of future illness from the consumption of contaminated water and, specifically, elevated levels of arsenic in that water.  As to the Company, plaintiffs alleged that the Company itself and as part of a joint venture operated a nearby plant and, as part of those operations, used a groundwater injection well to dispose of various wastes, and that those wastes contaminated the potable water supply at Georgia Gulf.  In August 2005, the Company and several other defendants entered into an agreement to settle these matters with the Company agreeing to pay $1.4 million, an amount which has since been paid. On May 4, 2006, the Court granted settlement class certification. This settlement, which was agreed to by the Company without any admission of liability, is pending final approval by the Court.

In June 2004, a purported class action captioned Charles Stepnowski v. Hercules Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules’ Vice President Human Resources, Civil Action No. 04-cv-2296, was filed in the United States District Court, Eastern District of Pennsylvania. The Stepnowski lawsuit sought the payment of benefits under the Pension Plan of Hercules Incorporated (the “Plan”), and alleged violations of the Employee Retirement Income Security Act, 29 U.S.C. §1001 et seq. (“ERISA”).  Under the Plan, eligible retirees of the Company may opt to receive a single cash payment of 51% of the present value of their accrued benefit (with the remaining 49% payable as a monthly annuity).  In the Stepnowski lawsuit, it was alleged that the Company’s adoption in 2002 of a new interest rate assumption used to determine the 51% cash payment constituted a breach of fiduciary duty and a violation of the anti-cutback requirements of ERISA, the Internal Revenue Code and the terms of the Plan, and that its communications to employees concerning the new interest rate assumption constituted a breach of fiduciary duty. The Stepnowski lawsuit sought, among other things, the payment of additional benefits under ERISA (as well as costs and attorneys fees), and to compel the Company to use an interest rate assumption that is more favorable to eligible retirees.  In December 2005, a virtually identical purported class action lawsuit was filed in the same Court in a matter captioned Samuel J. Webster, et al. v. Hercules, Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules’ Vice President Human Resources, Civil Action No. 05-6404. In January 2006, the Court consolidated the Stepnowski and Webster lawsuits for discovery and trial. In March 2006, the Court certified the Webster action as a class action. By Order dated April 20, 2006, the Court entered partial summary judgment in favor of plaintiffs, holding that while the interest rate change did not violate the anti-cutback provisions of ERISA, such change did violate provisions of the Plan, and ordered the Company to recalculate the lump sum pension benefit owed to class members by using the prior interest rate assumption (the “PBGC” rate, which was the rate used prior to the change to the new interest rate, as referenced above) to calculate benefits accrued through December 31, 2001, and the new interest rate (the “30-Year Treasury Bond” rate) for all benefits accrued after December 31, 2001. That Order also required the Company to make certain payments to Mr. Stepnowski and Mr. Webster, with such payments representing the additional lump sum benefit payable as a result of the adjusted lump sum calculation described in the preceding sentence, plus interest. On October 4, 2006, the parties entered into a settlement in principle to resolve both the Stepnowski lawsuit and Webster class action lawsuit. Preliminary approval of the settlement was granted by the Court on December 4, 2006. A hearing for final approval of the settlement was set for April 16, 2007, but has been adjourned until May 7, 2007. The main points of the settlement are: (1) each Class member’s lump sum will be computed using the 30-Year Treasury Bond rate applied to all eligible service through December 31, 2004 as the “floor,” plus 75% of the additional value gained, if any, by using the PBGC rate for that portion of eligible service accrued through December 31, 2001 (the Plan’s actuaries have estimated that the “present value” of the total settlement award is approximately $18 million, without consideration of additional interest payments); (2) each Class member who has already received a lump sum will also receive 3% interest, compounded annually, on his or her settlement award, from the date the original lump sum amount was paid until the settlement award has been paid; and (3) Defendants will pay $0.3 million toward the fees and litigation costs of plaintiffs’ counsel. In addition, plaintiffs and plaintiffs’ counsel have agreed to petition the Court for an additional award which, if approved, will be credited against the present value of the aggregate settlement award and will reduce each Class member’s settlement award by the same percentage. Of note, except for $0.3 million, the payments to be made as a result of this lawsuit will be made by the Company’s pension plan.

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

Amounts Accrued for Non-Asbestos Litigation

During the period January 1, 2007 through March 31, 2007 no new accruals for non-asbestos and non-environmental litigation were established. During that same time period, settlement payments for non-asbestos and non-environmental litigation were $2.0 million. The March 31, 2007 Consolidated Balance Sheet reflects a current liability of $6.6 million for non-asbestos and non-environmental related litigation matters, representing management’s best estimate of the probable and reasonably estimable losses for such matters. A separate liability is provided for the Vertac litigation. While it is not feasible to predict the outcome of all pending legal proceedings, it is reasonably possible that an exposure to loss exists in excess of the amounts accrued for these and other matters, and the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

8. Stock-Based Compensation

In addition to cash compensation, the Company provides for the grant of stock options and the award of restricted common stock and other market-based units to key employees and non-employee directors under the following plans: (1) Hercules Incorporated Long Term Incentive Compensation Plan (“LTICP”), (2) Management Incentive Compensation Plan (“MICP”), and (3) Hercules Incorporated Omnibus Equity Compensation Plan for Non-Employee Directors (“Omnibus Plan”) (collectively, the “Plans”). A summary of the valuation for share-based awards granted under the plans as well as a summary of award activity is described in further detail below.

Stock Options

The fair value of option awards granted is estimated on the date of grant using the Black-Scholes option pricing model and the weighted-average assumptions in the following table:

	Three Months Ended March 31,
	2007	2006
Expected volatility	30.00%	30.11%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	6.0	6.0
Risk-free interest rate	4.68%	4.59%

A summary of option activity under the Plans as of March 31, 2007 and changes during the three months then ended is presented as follows:
	Regular		Performance Accelerated
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted-Average Price
Outstanding at December 31, 2006	4,677,295	$23.22	720,990	$40.75
Granted	230,133	21.04	—	—
Exercised	(260,075)	14.64	—	—
Forfeited	(65,175)	37.88	(46,925)	42.56
Outstanding at March 31, 2007	4,582,178	$23.39	674,065	$40.62
Exercisable at March 31, 2007	4,002,846	$24.44	151,565	$39.58

The following supplemental disclosures are provided with respect to the Company’s stock option plans:

	Three Months Ended March 31,
	2007	2006
Compensation cost recognized	$0.5	$0.3
Unrecognized compensation cost included in Additional paid-in capital	$3.1	$2.5
Weighted-average remaining periods for recognition (years)	2.1	2.6
Fair value of options granted (per share)	$8.26	$4.74
Intrinsic value of options exercised	$1.4	$—
Tax benefits recognized in Additional paid-in capital	$0.5	$—

Restricted Stock Awards

A summary of restricted stock award activity under the Plans as of March 31, 2007 and changes during the three months then ended is presented as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	2,057,408	$12.05
Granted	364,786	20.91
Vested(1)	(575,093)	11.89
Outstanding at March 31, 2007	1,847,101	$13.85

(1)Includes approximately 547,113 shares attributable to the accelerated vesting of certain 2004 restricted stock awards due to the achievement of specific share price performance benchmarks upon the February 2007 anniversary date.

The following supplemental disclosures are provided with respect to the Company’s restricted stock awards:

	Three Months Ended March 31,
	2007	2006
Compensation cost recognized (1)	$3.8	$0.9
Unrecognized compensation cost included in Additional paid-in capital	$15.9	$16.2
Weighted-average remaining periods for recognition (years)	4.2	4.0
Tax benefits recognized in Additional paid-in capital	$1.7	$0.2

(1)Includes approximately $3 million attributable to the accelerated vesting of certain 2004 restricted stock awards due to the achievement of specific share-price performance benchmarks upon the February 2007 anniversary date.

9. Supplemental Financial Statement Disclosures

	March 31, 2007	December 31, 2006
Accounts receivable, gross	$345.4	$332.2
Allowance for doubtful accounts	(5.3)	(5.6)
Accounts receivable, net	$340.1	$326.6

Inventories:
Finished goods	$129.8	$115.4
Raw materials and work-in-process	78.6	73.3
Supplies	22.5	21.9
	$230.9	$210.6

Property, plant and equipment:
Land	$16.4	$16.4
Buildings and equipment	1,641.0	1,643.0
Construction in progress	98.7	85.0
	1,756.1	1,744.4
Accumulated depreciation and amortization	(1,153.3)	(1,144.0)
Property, plant and equipment, net	$602.8	$600.4

	Three Months Ended March 31,
	2007	2006
Depreciation:
Included in Cost of sales and Selling, general and administrative (“SG&A”) expenses	$16.8	$16.1
Accelerated depreciation included in Other operating expense, net	0.3	3.0
	$17.1	$19.1

Amortization:
Intangible assets	$1.8	$1.6
Capitalized software (normal basis) included in SG&A expenses	3.8	3.7
Accelerated amortization of capitalized software included in Other operating expense, net	3.5	—
Deferred financing costs included in Interest and debt expense	0.4	0.5
	$9.5	$5.8
Cash paid during the period for:
Interest	$13.4	$15.0
Income taxes, net of refunds received	7.3	8.3
Non-cash investing and financing activities:
De-consolidation of debt issued by FiberVisions	—	90.0
De-consolidation of FiberVisions capitalized debt issuance costs	—	(6.3)
Incentive and other share-based compensation plan issuances	7.6	11.4

10. Restructuring Programs

A summary of the charges included in Other operating expense, net incurred during 2007 in connection with restructuring programs as well as an allocation to the reporting segments is provided as follows:
	Severance	Other Exit Costs	Asset Charges	Total
Research and development consolidation	$—	$0.1	$0.1	$0.2
Manufacturing and Alliance-related rationalization	0.2	0.1	0.1	0.4
Business segment realignment	0.5	—	—	0.5
Business Infrastructure Projects	6.0	1.7	3.5	11.2
Total restructuring and asset charges	$6.7	$1.9	$3.7	$12.3

Paper Technologies and Ventures	0.2	0.2	0.1	0.5
Aqualon Group	0.5	—	—	0.5
Corporate	6.0	1.7	3.6	11.3
Total by reporting segment	$6.7	$1.9	$3.7	$12.3

The restructuring programs listed in the table above were all initiated in 2006 or prior years. The charges recorded during the three months ended March 31, 2007 primarily reflect severance and termination benefits which are being accrued over periods during which affected employees are required to provide continuing services in connection with the related program. In addition, other exit costs, including transition services, employee relocation and site closure expenses, among others are charged as incurred. Less than ten employees were added to the severance plans associated with these programs during the three months ended March 31, 2007. Of this additional headcount, the majority were managerial employees terminated in connection with certain aspects of the Manufacturing and Alliance-related rationalization program. Approximately $11 million of additional charges are expected to be accrued through 2009 resulting in approximately $26 million of future cash payments primarily in 2007 and 2008 with certain amounts continuing into 2010.

Asset charges recorded during the three months ended March 31, 2007 include accelerated depreciation for certain assets at the Company’s Wilmington, Delaware research facility in connection with construction programs attributable to the Research and development consolidation program and certain production assets at various domestic PTV manufacturing facilities in connection with the planned transfer of production activities in accordance with the rosin-based sizing product alliance with MeadWestvaco. Also included is $3.5 million of accelerated amortization charges attributable to capitalized software development costs associated with the Company’s information technology platform which is in the process of undergoing a substantial technical upgrade that is expected to continue through the second quarter of 2008. Accordingly, charges resulting in additional accelerated amortization of approximately $15 million will continue to be recorded through the second quarter of 2008.

A reconciliation of activity with respect to the accrued liabilities for the plans described above is as follows:

	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$10.5	$16.6
Accrued charges for severance and related benefits	6.7	5.8
Accrued charges for other exit and restructuring costs	1.7	1.5
Cash payments	(4.1)	(7.7)
Other, including foreign currency translation	0.1	—
Balance at end of period	$14.9	$16.2

In addition, the Company made cash payments of $0.2 million and $0.1 million during the three months ended March 31, 2007 and 2006, respectively, for certain exit costs that have been paid as incurred and are not included in the reconciliation of accrued restructuring liabilities above.

Restructuring charges recorded during the three months ended March 31, 2006 included $6.8 million of severance charges, $0.5 million of other exit costs and $3.0 million of accelerated depreciation associated with the aforementioned restructuring programs.

In connection with the substantial completion of the Research and development consolidation program, the Company is in the process of marketing its former facility in Jacksonville, Florida. This facility, with a carrying value of $7.7 million, is reflected as an asset held for sale and is included in the caption “Other current assets” on the Consolidated Balance Sheet as of March 31, 2007.

11. Other Operating Expense, Net

Other operating expense, net consists of the following:
	Three Months Ended March 31,
	2007	2006
Severance, restructuring and other exit costs, net	$8.6	$7.3
Accelerated depreciation and amortization	3.7	3.0
Legal settlements	(0.2)	(3.6)
Environmental charges	0.1	0.1
Loss (gains) on asset dispositions, net	0.1	(0.1)
Dismantlement costs	0.7	0.2
Other miscellaneous charges, net	0.1	0.3
	$13.1	$7.2

12. Other Expense, Net

Other expense, net consists of the following:
	Three Months Ended March 31,
	2007	2006
Asbestos-related costs, net	$2.1	$2.2
Loss on sale of 51% interest in FiberVisions	(0.2)	5.1
Loss on repurchase of debt	—	1.4
Environmental charges	1.5	1.3
Litigation settlements and accruals	0.7	0.7
Other, net	(0.8)	(0.1)
	$3.3	$10.6

13. Income Taxes

Benefit/Provision for Income Taxes

For the three months ended March 31, 2007, the Company recognized pretax income of $37.9 million and a tax benefit of $36.6 million. The tax benefit included the following discrete items: a $47.3 million benefit related to the final resolution of IRS audits for the years 1993 through 2003; and a $0.2 million charge related to income tax law changes enacted in China. The full year effective tax rate for 2007 is estimated to be 2%. The Company recognized pretax income of $25.6 million and a tax provision of $10.7 million for the three months ended March 31, 2006. The 2006 effective tax rate of 42% reflects charges attributable to the valuation allowance for the loss on the sale of FiberVisions as well as a provision related to undistributed foreign earnings triggered by the sale.

Adoption of FIN 48

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. In accordance with the transition provisions of FIN 48, the Company recorded an increase to its beginning balance of retained earnings in the amount of $1.9 million with a corresponding decrease to certain state income tax reserves included in the caption Deferred credits and other liabilities.

The Company has identified $40.4 million of unrecognized tax benefits (“UTB”) as of January 1, 2007. Of this amount, $14.6 million would affect the effective tax rate if recognized in future periods. The total amount of UTB could increase or decrease within the next twelve months for a number of reasons including the expiration of statute of limitations, audit settlements, tax examination activities and the recognition and measurement considerations under FIN 48. The Company does not believe that the total amount of UTB will significantly increase or decrease over the next twelve months.

The Company has a long audit history with the Internal Revenue Service (“IRS”), and recently settled all issues for the years 1993 through 2003. The tax years 2004 and 2005 are currently under audit by the IRS. The Company also files tax returns in every state which imposes corporate income tax and those jurisdictions remain subject to examination in accordance with relevant state statutes. In addition, the Company has significant international operations and approximately 45 legal entities have income tax filing requirements in accordance with local country tax regulations. These returns remain subject to examination in accordance with the local country statutes. The Company is currently under audit in Germany for tax years 1999 through 2004.

In addition to the impact on the Company’s balance sheet, the Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to they extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The total amount of interest and penalties recognized in the Consolidated Balance Sheet as of January 1, 2007 was $15.2 million.

14. Earnings Per Share

The following table provides the weighted-average number of common shares (in millions) used in computing basic and diluted earnings per share:
	Three Months Ended March 31,
	2007	2006

Weighted-average number of common shares outstanding - Basic	114.1	110.2
Dilutive effect of:
Convertible debentures	0.2	0.2
Share-based compensation plans	0.6	0.1
Weighted-average number of common shares outstanding - Diluted	114.9	110.5

Weighted-average common shares outstanding on a diluted basis for the three months ended March 31, 2007 and 2006 exclude 2.7 million and 5.8 million of options and 6.6 million and 6.7 million of warrants to purchase shares of common stock, respectively, as their exercise prices exceed their current market value.

15. Reporting Segment Information

A summary of reporting segment data is provided below:
	Three Months Ended March 31,
	2007	2006
Net sales:
Paper Technology and Ventures	$283.2	$254.2
Aqualon Group	219.1	203.9
FiberVisions	—	69.2
	$502.3	$527.3

Profit from operations(1):
Paper Technology and Ventures	$28.0	$14.6
Aqualon Group	47.6	39.5
FiberVisions	—	0.5
Corporate items (2)	(15.7)	2.3
	$59.9	$56.9

Depreciation and amortization:
Paper Technology and Ventures	$10.1	$12.7
Aqualon Group	11.2	10.0
Corporate items	5.3	2.2
	$26.6	$24.9

Capital expenditures:
Paper Technology and Ventures	$5.0	$2.8
Aqualon Group	18.4	4.2
Corporate items	0.8	1.1
	$24.2	$8.1

(1)Normal depreciation incurred by Corporate is allocated to the business segments in the determination of Profit from operations.

(2)Corporate items include severance, restructuring and other exit costs, accelerated depreciation and amortization and certain other items that are not allocated to the business segments.

16.  Financial Instruments and Risk Management, Including Derivatives

The Company selectively uses foreign currency forward contracts and currency swaps to offset the effects of foreign currency exchange rate changes on reported earnings, cash flow and net asset positions. During the three months ended March 31, 2007 and 2006, the Company recorded $0.4 million and $0.5 million, respectively, as a component of Other expense, net representing the net loss due to underlying foreign currency exposures net of the impact of foreign currency contracts. The Company also uses cross-currency interest rate swaps to hedge the Company’s foreign currency exposure associated with its net investment in certain foreign operations that utilize the Euro as their functional currency. The notional amount of the swaps is $500/€420.2 million and requires payment of EURIBOR + 1.59% and receipt of LIBOR + 1.50%. During the three months ended March 31, 2007 and 2006, the Company recorded $1.2 million and $0.8 million, respectively, as a reduction to Interest and debt expense representing the net amount received from the swaps in excess of amounts paid.

The following table presents the net carrying amounts and fair values of the Company’s financial instruments and derivatives as well as the balance sheet caption in which they are included:

	March 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Deferred charges and other assets:
Investment securities available for sale	$2.6	$2.6	$2.6	$2.6
Foreign exchange contracts, net	—	—	(0.1)	(0.1)
Current and long-term debt obligations	977.1	937.6	995.5	964.2
Deferred credits and other liabilities:
Cross currency interest rate swaps	60.3	60.3	53.2	53.2

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

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2007
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$154.6	$108.9	$285.2	$(46.4)	$502.3
Cost of sales	108.2	75.8	185.7	(46.3)	323.4
Selling, general and administrative expenses	26.3	32.2	35.2	—	93.7
Research and development	4.6	4.5	1.3	—	10.4
Intangible asset amortization	1.5	0.2	0.1	—	1.8
Other operating expense, net	11.9	0.1	1.1	—	13.1

Profit (loss) from operations	2.1	(3.9)	61.8	(0.1)	59.9
Interest and debt expense (income), net	45.2	(29.0)	1.0	—	17.2
Vertac litigation charges	1.5	—	—	—	1.5
Other expense, net	2.0	1.0	0.5	(0.2)	3.3
Income (loss) before income taxes, minority interests and equity (loss) income	(46.6)	24.1	60.3	0.1	37.9
(Benefit) provision for income taxes	(58.9)	8.8	13.4	0.1	(36.6)
Income before minority interests and equity (loss) income	12.3	15.3	46.9	—	74.5
Minority interests in earnings of consolidated subsidiaries	—	—	(0.5)	—	(0.5)
Equity (loss) income of affiliated companies	—	(0.3)	0.2	(0.4)	(0.5)
Equity income (loss) from consolidated subsidiaries	61.2	—	—	(61.2)	—
Net income	$73.5	$15.0	$46.6	$(61.6)	$73.5

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2006
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$140.4	$139.8	$286.1	$(39.0)	$527.3
Cost of sales	97.6	105.3	196.9	(39.1)	360.7
Selling, general and administrative expenses	23.4	32.3	35.6	—	91.3
Research and development	4.6	4.5	0.5	—	9.6
Intangible asset amortization	1.5	—	0.1	—	1.6
Other operating expense (income), net	(1.3)	2.7	5.8	—	7.2

Profit (loss) from operations	14.6	(5.0)	47.2	0.1	56.9
Interest and debt expense (income), net	43.4	(23.0)	0.3	—	20.7
Other expense, net	8.9	1.5	0.2	—	10.6
Income (loss) before income taxes, minority interests and equity (loss) income	(37.7)	16.5	46.7	0.1	25.6
Provision (benefit) for income taxes	(1.7)	6.0	6.4	—	10.7
Income (loss) before minority interests and equity (loss) income	(36.0)	10.5	40.3	0.1	14.9
Minority interests in earnings of consolidated subsidiaries	—	—	(0.1)	—	(0.1)
Equity (loss) income of affiliated companies	—	(0.1)	(0.3)	—	(0.4)
Equity income (loss) from consolidated subsidiaries	50.4	3.0	(3.3)	(50.1)	—
Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	14.4	13.4	36.6	(50.0)	14.4
Net loss from discontinued operations, net of tax	(0.6)	—	—	—	(0.6)
Net income before cumulative effect of change in accounting principle	13.8	13.4	36.6	(50.0)	13.8
Cumulative effect of change in accounting principle, net of tax	0.9	—	—	—	0.9
Net income	$14.7	$13.4	$36.6	$(50.0)	$14.7

Condensed Consolidating Balance Sheet
As of March 31, 2007
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
Assets	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current assets
Cash and cash equivalents	$95.3	$0.5	$64.0	$—	$159.8
Accounts receivable, net	64.7	45.8	229.3	0.3	340.1
Intercompany receivables	63.1	(1.2)	(5.2)	(56.7)	—
Inventories	63.0	72.7	95.7	(0.5)	230.9
Deferred income taxes	58.7	3.3	9.2	—	71.2
Income taxes receivable	216.2	—	—	—	216.2
Other current assets	21.0	2.0	18.2	—	41.2
Total current assets	582.0	123.1	411.2	(56.9)	1,059.4
Property, plant and equipment, net	129.4	136.1	337.3	—	602.8
Investments in subsidiaries and advances, net	2,610.2	84.8	—	(2,695.0)	—
Intangible assets, net	130.9	2.7	8.4	—	142.0
Goodwill	58.7	37.6	387.1	—	483.4
Deferred income taxes	368.9	—	18.6	(2.1)	385.4
Asbestos-related assets	41.9	—	—	—	41.9
Deferred charges and other assets	82.7	28.1	26.0	—	136.8
Total assets	$4,004.7	$412.4	$1,188.6	$(2,754.0)	$2,851.7
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$54.8	$31.1	$102.7	$—	$188.6
Intercompany payables	1.4	45.3	9.9	(56.6)	—
Asbestos-related liabilities	36.4	—	—	—	36.4
Current debt obligations	20.1	—	15.2	—	35.3
Vertac litigation liability	124.9	—	—	—	124.9
Accrued expenses	69.7	87.5	70.8	—	228.0
Total current liabilities	307.3	163.9	198.6	(56.6)	613.2
Long-term debt	916.6	—	25.2	—	941.8
Deferred income taxes	—	2.2	72.0	(2.1)	72.1
Pension obligations	187.2	—	55.2	—	242.4
Other postretirement benefit obligations	137.5	—	3.0	—	140.5
Deferred credits and other liabilities	223.5	15.9	18.0	—	257.4
Asbestos-related liabilities	230.2	—	—	—	230.2
Intercompany notes payable (receivable)	1,661.5	(1,455.0)	(206.5)	—	—
Minority interests	—	—	13.2	—	13.2
Total stockholders' equity	340.9	1,685.4	1,009.9	(2,695.3)	340.9
Total liabilities and stockholders' equity	$4,004.7	$412.4	$1,188.6	$(2,754.0)	$2,851.7

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2007
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By Operating Activities	$57.7	$50.2	$5.9	$(88.0)	$25.8
Cash Flow From Investing Activities:
Capital expenditures	(2.9)	(6.9)	(14.4)	—	(24.2)
Acquisitions and investments, net	—	(0.9)	—	—	(0.9)
Net cash used in investing activities	(2.9)	(7.8)	(14.4)	—	(25.1)
Cash Flow From Financing Activities:
Long-term debt proceeds	—	—	2.8	—	2.8
Long-term debt payments	(21.0)	—	(1.2)	—	(22.2)
Change in short-term debt	—	—	0.6	—	0.6
Change in intercompany advances	(34.0)	(42.4)	(10.5)	86.9	—
Proceeds from the exercise of stock options	3.8	—	—	—	3.8
Dividends paid	—	—	(1.1)	1.1	—
Other, net	2.0	—	—	—	2.0
Net cash used in financing activities	(49.2)	(42.4)	(9.4)	88.0	(13.0)
Effect of exchange rate changes on cash	—	—	0.3	—	0.3
Net (decrease) increase in cash and cash equivalents	5.6	—	(17.6)	—	(12.0)
Cash and cash equivalents at beginning of period	89.7	0.5	81.6	—	171.8
Cash and cash equivalents at end of period	$95.3	$0.5	$64.0	$—	$159.8

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2006
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By (Used In) Operating Activities	$21.5	$(15.5)	$100.7	$(79.0)	$27.7
Cash Flow From Investing Activities:
Capital expenditures	(2.0)	(3.5)	(2.6)	—	(8.1)
Acquisitions and investments, net	—	(21.4)	(5.0)	—	(26.4)
Proceeds from sale of 51% interest in FiberVisions, net	27.0	—	—	—	27.0
Other, net	(0.2)	—	0.1	—	(0.1)
Net cash (used in) provided by investing activities	24.8	(24.9)	(7.5)	—	(7.6)
Cash Flow From Financing Activities:
Long-term debt issued by FiberVisions, net of issuance costs	83.7	—	—	—	83.7
Long-term debt payments	(12.0)	—	(6.8)	—	(18.8)
Change in short-term debt	—	—	(2.5)	—	(2.5)
Change in intercompany advances	(13.5)	41.8	(18.7)	(9.6)	—
Proceeds from the exercise of stock options	0.1	—	—	—	0.1
Dividends paid	—	—	(88.6)	88.6	—
Other, net	0.1	—	—	—	0.1
Net cash provided by (used in) financing activities	58.4	41.8	(116.6)	79.0	62.6
Effect of exchange rate changes on cash	—	—	0.5	—	0.5
Net increase (decrease) in cash and cash equivalents	104.7	1.4	(22.9)	—	83.2
Cash and cash equivalents at beginning of period	6.5	1.0	69.8	—	77.3
Cash and cash equivalents at end of period	$111.2	$2.4	$46.9	$—	$160.5

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: ability to generate cash, changes in tax laws, regulations and/or rates or changes resulting from ongoing reviews of tax liabilities, ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, ability to execute and integrate acquisitions, ability to raise product prices, ability to execute divestitures, ability to realign business portfolio and segments, ability to achieve growth in earnings and cash flows, business climate, business performance, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risk in developing new products and technologies, risk in developing new market opportunities, environmental and safety regulations and clean-up costs, foreign exchange rates and exchange control regulations, foreign investment laws, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, legislative changes, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, the financial capacity of settling insurers, the impact of increased accruals and reserves for such exposures, the outcome of litigation and appeals, including the ability to obtain judicial review of adverse litigation results, and adverse changes in economic and political climates around the world, including terrorist activities, international hostilities, governmental instabilities and potential natural disasters. Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements. As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are among those which identify forward-looking statements. This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update, except as may be required by law.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto. All references to individual Notes refer to Notes to the Consolidated Financial Statements. Within the following discussion, unless otherwise stated “quarter” and “three-month period” refer to the first quarter of 2007 and the three months ended March 31, 2007. All comparisons are with the corresponding period in the previous year, unless otherwise stated.

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

More than 50% of the Company’s revenues are generated outside of North America. Net sales by region expressed as a percentage of total net sales for the three months ended March 31, 2007 and 2006 were:

	2007	2006
North America	49%	47%
Europe	35%	37%
Asia Pacific	11%	11%
Latin America	5%	5%
Consolidated	100%	100%

Business Segments

The Company operates through two active reportable segments: Paper Technologies and Ventures (“PTV”) and the Aqualon Group (“Aqualon”). PTV includes the following business units: Paper Technologies and the Venture businesses-Pulping chemicals, Water Treatment chemicals, Lubricants and Building and Converted products. Aqualon includes the following business units: Coatings and Construction, Regulated Industries, and Energy and Specialty Solutions. A reporting segment is also maintained for FiberVisions for historical reporting purposes reflecting the Company’s consolidation of this business through March 31, 2006. The Company currently holds a 49% ownership interest in the FiberVisions business. The results of operations for the three months ended March 31, 2006 reflect the Company’s 100% ownership of this business.

Net sales for the three months ended March 31, 2007 and 2006 as a percent of total net sales, by segment, were:

	2007	2006
Paper Technologies and Ventures	56%	48%
Aqualon Group	44%	39%
FiberVisions	—	13%
Consolidated	100%	100%

Key Developments

The following strategic business and corporate actions and financial reporting developments had an impact on the Company’s results of operations and financial position as well as the overall presentation of financial information: (1) formal signing of outsourcing agreements and initiation of significant aspects of the Business Infrastructure Projects, (2) formal agreement with the Internal Revenue Service (“IRS”) regarding the resolution of certain income tax matters and the initial receipt of estimated tax refunds and (3) the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). A discussion of these developments follows.

Business Infrastructure Projects

On January 16, 2007, the Company signed outsourcing agreements with Genpact International, HCL America Inc. and HCL Technologies Limited and proceeded with plans to transition certain corporate and business support activities and services in connection with the Company’s previously disclosed Business Infrastructure Projects.

Resolution of Income Tax Matters and Receipt of Estimated Refunds

During the first quarter of 2007, the Company reached formal agreement with the IRS on all remaining income tax matters for the years 1993 through 2003. As a result, an additional benefit of $47.3 million, including interest, was recorded over and above those amounts recorded during the fourth quarter of 2006. In addition, the Company received $12.4 million of an estimated $230 million in income tax refunds, including interest, during the first quarter of 2007. These matters are discussed in greater detail in Note 13 to the Consolidated Financial Statements and within the discussion of Liquidity and Capital Resources that follows.

Adoption of FIN 48

The Company adopted FIN 48 effective January 1, 2007 and recorded $1.9 million as an adjustment to its beginning balance of retained earnings and a corresponding decrease to its income tax reserves recorded in the balance sheet caption Deferred credits and other liabilities in accordance with the required transition provisions. The Company has recorded $40.4 million of unrecognized tax benefits as of January 1, 2007. Additional information regarding the adoption of FIN 48 is provided in Note 13 to the Consolidated Financial Statements.

Critical Accounting Estimates

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a complete description of the Company’s critical accounting estimates. However, the following developments are discussed below with respect to their applicability during the three months ended March 31, 2007 and future periods.

Pension and Other Postretirement Benefits

In accordance with Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (“SFAS 158”), prior service costs and credits, actuarial gains and losses and transition obligations attributable to the Company’s pension and other postretirement benefit plans have been recorded in Accumulated other comprehensive losses (“AOCL”) within Stockholders’ equity effective with the adoption of SFAS 158. These amounts are to be amortized out of AOCL as a component of net periodic benefit expense. In addition, any gains and losses and prior service costs or credits that arise subsequent to the adoption of SFAS 158 are required to be recognized as a component of Other comprehensive income and ultimately reflected in AOCL similar to amounts recognized upon the adoption of SFAS 158. These amounts are also subject to subsequent amortization as a component of net periodic benefit expense. With respect to the amortization of those amounts from AOCL denominated in currencies other than the U.S. dollar, the Company has applied a “current rate” approach whereby the amounts are translated at the current exchange rate in effect for the period in which the reclassification from AOCL to net income occurs.

Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, the Company records share-based compensation cost based on the number of awards expected to vest. This accounting methodology implicitly requires a process to estimate forfeitures of awards. The Company has a policy to review its estimate of award forfeitures on an annual basis or when specific facts and circumstances warrant additional review. The review is primarily based on historical experience and provides for estimated rates for Company officers and all other employees, respectively. Prior to 2007, the Company had estimated different rates for these two employee groups. Based on its most recent annual review, actual experience rates and other factors have resulted in the convergence of the estimated forfeiture rates for the two employee groups. However, future reviews will continue to assess the groups independently. The change in estimated forfeiture rates for 2007 will result in total share-based compensation cost that is lower by less than $1 million than that which would have been recorded had the change in estimate not occurred.

Income Taxes

As discussed in greater detail in Note 13 to the Consolidated Financial Statements, the Company adopted the provisions of FIN 48 effective January 1, 2007. In connection with the adoption of FIN 48, the Company retained its prior practice of accounting for interest and penalties related to tax positions as a component of income tax expense and related income tax assets and liabilities.

Results of Operations - Consolidated Review

Net sales for the three months ended March 31, 2007 and 2006 were as follows:
	2007	2006	Change
Net sales	$502.3	$527.3	$(25.0)

Net sales for the three months ended March 31, 2007 decreased 5% from the prior year period primarily as a result of the Company’s disposition of a majority interest in FiberVisions on March 31, 2006. FiberVisions sales during the prior year period were $69.2 million. Excluding the impact of FiberVisions, Net sales increased approximately 10%, or $44.2 million, as compared to the prior year period. The increase is attributable to higher volume of $28.1 million, or 6%, higher pricing of $8.6 million, or 2%, and $14.4 million, or 3% related to higher rates of exchange. These increases were partially offset by an unfavorable product mix of $6.9 million, or 1%. The Company increased sales in all of its business units reflecting overall volume growth, particularly in emerging markets and pricing growth to continue efforts to recover higher raw material, transportation and energy costs, respectively. The rate of exchange impact is primarily attributable to continued strengthening of the Euro versus the U.S. Dollar (“USD”). Accordingly, the average Euro/USD exchange rate was approximately 10% higher during the 2007 period.

The table below reflects Net sales per region and the percentage change from the prior year period as well as the percentage change excluding the impact of rates of exchange (“ROE”):

				% Change Excluding
Regions	2007	2006	%Change	ROE
North America	$247.7	$262.6	(6)%	(6)%
Europe	174.9	177.1	(1)%	(9)%
Asia Pacific	52.9	57.5	(8)%	(9)%
Latin America	26.8	30.1	(11)%	(12)%
All regions	$502.3	$527.3	(5)%	(7)%

Excluding the impact of FiberVisions as well as the impact of ROE, Net sales increased in all regions of the world. On this basis, Net sales increased 8% in North America, 5% in Europe, 8% in Asia Pacific and 5% in Latin America. North and Latin American markets were particularly strong for PTV, which more than offset slight declines attributable to Aqualon. Higher European sales reflected continued growth by Aqualon, which was particularly strong in the developing Eastern European markets. In addition, PTV experienced a favorable recovery in its European markets as customer and competitor dynamics have stabilized somewhat from the prior year period. PTV sales to the emerging markets increased by 39% in Eastern Europe, including Russia, 78% in the Middle East, 52% in Chile and 20% in Brazil. Strong growth was achieved by Aqualon in China reflecting the segment’s expanding presence in the country and the Asia Pacific region as a whole. PTV sales were relatively flat in the Asia Pacific region except for a decline in China resulting from an ongoing effort to improve pricing and product mix in that country.
	2007	2006	Change
Cost of sales	$323.4	$360.7	$(37.3)
As a % of sales	64%	68%

Cost of sales decreased $37.3 million, or 10%, during the quarter ended March 31, 2007 as compared to the comparable period during 2006 primarily reflecting the absence of FiberVisions’ costs during the prior year period. The most significant of FiberVisions’ costs were attributable to polypropylene raw materials. Excluding the impact of FiberVisions, higher raw materials of $6.6 million and other fixed costs were substantially offset by overall lower transportation, pension and energy costs as well as higher fixed cost absorption attributable to Aqualon as production remained at or near capacity for a number of high demand products. Raw material cost increases over the prior year level are expected to be approximately $30 million. Pricing increases implemented during 2006 and the first quarter of 2007 are anticipated to provide for the full recovery of these cost increases.
	2007	2006	Change
Selling, general and administrative expenses	$93.7	$91.3	$2.4
As a % of sales	19%	17%

Selling, general and administrative expenses (“SG&A”) increased approximately 3% during the three months ended March 31, 2007 as compared to the prior year period reflecting higher rates of exchange, higher incentive compensation charges reflecting the accelerated vesting of certain 2004 restricted stock awards based on the achievement of specific share price performance benchmarks as well as other compensation-related charges. These increases were partially offset by the absence of FiberVisions during the current year period as well as lower legal expenses attributable to the completion and settlement of PTV’s patent infringement litigation during the latter part of 2006.
	2007	2006	Change
Research and development	$10.4	$9.6	$0.8
As a % of sales	2%	2%

    Research and development charges for the three months ended March 31, 2007 increased $0.8 million, reflecting slightly higher spending primarily related to the Aqualon Group partially offset by the absence of FiberVisions charges during the current year period. In addition, the current level of spending reflects a general level of stabilization now that the Company has completed its global research and development consolidation program.

	2007	2006	Change
Intangible asset amortization	$1.8	$1.6	$0.2

Intangible asset amortization increased $0.2 million during the three months ended March 31, 2007 as compared to the prior year period. The increase is attributable to intangible assets recognized in connection with the consolidation of Hercules Tianpu, which was not completed until the beginning of the second quarter of 2006. Amortization is expected to be $7.2 million for 2007.
	2007	2006	Change
Other operating expense, net	$13.1	$7.2	$5.9

Other operating expense, net for the three months ended March 31, 2007 reflects $8.6 million in severance benefits and other exit costs as well as $3.7 million of accelerated depreciation and amortization charges attributable to the Company’s continued execution on several restructuring and rationalization programs that began during 2006 and prior periods (see Note 10 to the Consolidated Financial Statements). The most significant restructuring program is the Business Infrastructure Project, which results in severance and termination benefits being accrued over periods during which the affected employees are required to provide continuing services. The most significant asset charge is attributable to accelerated amortization of certain capitalized software development costs in connection with a planned information technology upgrade. In addition, the Company incurred $1.0 million in dismantlement, environmental, asset disposition and other costs partially offset by $0.2 million of legal recoveries related to a domestic product anti-dumping suit against certain competitors.

Other operating expense, net recorded during the three months ended March 31, 2006 included $7.3 million of severance benefits and other exit costs and $3.0 million of accelerated depreciation charges primarily attributable to the Research and development consolidation plans as well as the Business segment realignment program, partially offset by $3.6 million attributable to a favorable judgment in the Company’s price fixing suit against certain raw material suppliers.
	2007	2006	Change
Interest and debt expense	$17.2	$20.7	$(3.5)

Interest and debt expense for the quarter ended March 31, 2007 decreased $3.5 million, or 17%, from 2006 primarily as a result of lower outstanding debt balances resulting from the Company’s repurchase of its 11.125% notes during prior periods. The resulting impact of the repurchases was a combined reduction of $3.1 million in interest expense and amortization of issuance costs. Also contributing to the reduction was an offset to interest expense of $0.5 million attributable to the cross-currency interest rate swaps initiated during the first quarter of 2006 and $0.2 million of lower interest expense attributable to the absence of FiberVisions debt. These decreases were partially offset by increasing LIBOR-based interest rates on the Company’s Term B loan resulting in approximately $0.3 million higher interest expense and $0.1 million related to borrowings utilized to finance Hercules Tianpu’s MC capacity expansion project in China.
	2007	2006	Change
Vertac litigation charge	$1.5	$—	$1.5

During the three months ended March 31, 2007, the accrual of interest continued on the judgment related to the lawsuit captioned United States of America v. Vertac Chemical Corporation, et al. (the “Vertac litigation”) while the Company sought review by the United States Supreme Court (see Note 7 to the Consolidated Financial Statements). Interest charges on the judgment from the Vertac litigation were not material during the prior year period.
	2007	2006	Change
Other expense, net	$3.3	$10.6	$(7.3)

    Other expense, net for the three months ended March 31, 2007 reflects $2.1 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos insurance trusts, $0.7 million for legal expenses attributable to previously divested businesses, $0.5 million in accretion expense attributable to asset retirement obligations and $1.0 million for other environmental-related charges. Partially offsetting these charges is interest and other miscellaneous income of $0.8 million and a benefit of $0.2 million attributable to the expiration of an option for the majority owner of FiberVisions to acquire an additional 14% equity interest from the Company.

Other expense, net for the three months ended March 31, 2006 reflects a loss of $5.1 million on the sale of the Company’s majority interest in FiberVisions. The Company incurred a total of $1.4 million including premiums and debt issuance cost write-offs in connection with the repurchase of $11.0 million of its 11.125% senior notes. Also included are $2.2 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos insurance trusts, $0.7 million for legal expenses attributable to previously divested businesses and $1.3 million for environmental-related charges including accretion expense of $0.4 million attributable to asset retirement obligations. Partially offsetting these charges is interest and other miscellaneous income of $0.1 million.

	2007	2006	Change
(Benefit) provision for income taxes	$(36.6)	$10.7	$(47.3)
Effective (benefit) tax rate	(97%)	42%

For the three months ended March 31, 2007, the Company recognized pretax income of $37.9 million and a tax benefit of $36.6 million. The current period benefit reflects $47.3 million related to the final resolution of IRS audits for the years 1993 through 2003, partially offset by a $0.2 million charge related to income tax law changes enacted in China. The full year effective tax rate for 2007 is estimated to be 2%. The effective rate for the 2006 period reflects charges attributable to the sale of the Company’s majority interest in FiberVisions. Additional detail is provided in Note 13 to the Consolidated Financial Statements.
	2007	2006	Change
Minority interests in earnings of consolidated subsidiaries	$(0.5)	$(0.1)	$(0.4)

Minority interests in earnings of consolidated subsidiaries reflects earnings attributable to the Company’s joint venture partners’ interests in Hercules Tianpu during the three months ended March 31, 2007 and FiberVisions bicomponent fibers marketing entities during the three months ended March 31, 2006, respectively.

	2007	2006	Change
Equity (loss) income of affiliated companies, net of tax	$(0.5)	$(0.4)	$(0.1)

The loss during the three months ended March 31, 2007 is primarily attributable to losses incurred by FiberVisions for which the Company maintains a 49% ownership interest, while the prior year period reflects losses attributable to the Company’s other smaller equity-method investments.
	2007	2006	Change
Net loss from discontinued operations, net of tax	$—	$(0.6)	$0.6

Net loss from discontinued operations during the three months ended March 31, 2006 reflects the results of operations from the Company’s terpenes specialties business. Net sales were $1.7 million during this period and the loss from discontinued operations includes $0.1 million of restructuring and other exit costs.

	2007	2006	Change
Cumulative effect of change in accounting principle, net of tax	$—	$0.9	$(0.9)

As a result of the adoption of SFAS 123R effective January 1, 2006, the Company recorded a $0.9 million benefit, net of income taxes, as a cumulative effect of a change in accounting principle attributable to the required change in accounting policy for the recognition of forfeitures for awards that were outstanding upon the date of adoption.

Results of Operations - Segment Review

The table below reflects Net sales and Profit from operations for the three months ended March 31, 2007 and 2006. Substantially all reconciling items have been allocated to the segments.

	2007	2006	Change	% Change
Net sales:
Paper Technologies and Ventures	$283.2	$254.2	$29.0	11%
Aqualon Group	219.1	203.9	15.2	7%
FiberVisions	—	69.2	(69.2)	(100)%

Consolidated	$502.3	$527.3	$(25.0)	(5)%

Profit from operations:
Paper Technologies and Ventures	$28.0	$14.6	$13.4	92%
Aqualon Group	47.6	39.5	8.1	21%
FiberVisions	—	0.5	(0.5)	(100)%
Corporate Items	(15.7)	2.3	(18.0)	NM

Consolidated	$59.9	$56.9	$3.0	5%

NM = not meaningful

The table below reflects Net sales percentage changes for the three months ended March 31, 2007 as compared to the same period in 2006.

	Net Sales Percentage Increase (Decrease) from Prior Year Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Paper Technologies and Ventures	7%	(1)%	2%	3%	11%
Aqualon Group	5%	(3)%	2%	3%	7%
FiberVisions	(100)%	—	—	—	(100)%

Consolidated	(9)%	(1)%	2%	3%	(5)%

Paper Technologies and Ventures

The following table reflects PTV’s sales revenues by business unit for the three months ended March 31, 2007 and 2006, respectively:

	2007	2006
Paper Technologies	$221.5	$198.1
Ventures	61.7	56.1
	$283.2	$254.2

PTV’s sales increased 11% during the three months ended March 31, 2007 primarily due to 7% higher volume, 2% higher average prices and 3% higher rates of exchange partially offset by 1% unfavorable product mix. PTV experienced increased volume in the North American and European regions which were partially offset by decreases in Asia Pacific, primarily China. Overall sales into emerging markets, including Brazil, Chile, non-Western Europe, China and Indonesia were higher by approximately 14% as compared to the prior year period. Pricing was favorable in both of PTV’s business units with the most significant increases achieved in North America with modestly lower pricing in both Europe and Asia. PTV’s strategy of improving product mix through innovation and increased selling prices to reflect value continues to show progress.

Paper Technologies Sales

Paper Technologies’ sales increased 12% during the 2007 period primarily due to 8% higher volume, 1% higher average pricing and 4% due to higher rates of exchange, primarily the Euro, partially offset by 1% unfavorable product mix. Volume increases in North America and Europe more than offset declines in Asia Pacific, primarily China. Ongoing efforts to improve pricing and product mix were the primary cause for volume declines in China. The increase in North America is primarily due to the Company’s recently formed marketing and manufacturing alliance with MeadWestvaco for rosin-based size products. Excluding the impact of the alliance, volume increased approximately 3% over the prior year period. Price increases were achieved primarily in North America with slightly lower pricing in both the European and Asia Pacific regions.

Ventures Sales

Ventures’ sales increased 10% during the 2007 period primarily due to 2% higher volume, 4% higher average prices, 2% improved product mix and 2% favorable rates of exchange. Sales increased in all ventures except pulp mill products. Significant growth was achieved in both building products and lubricants. Pricing was favorable across all venture businesses.

PTV Profitability

Profit from operations increased $13.4 million, or 92%, to $28.0 million for the three months ended March 31, 2007 as compared to $14.6 million for the 2006 period. The increase reflects higher volume, improved selling prices, favorable rates of exchange and lower SG&A costs, partially offset by higher raw material and tolling costs. SG&A costs were lower during the 2007 period primarily due to lower patent defense costs, partially offset by the accelerated vesting of 2004 restricted stock awards. Severance, restructuring and other exit costs and accelerated depreciation taken during the 2007 period resulted in a combined charge of $0.5 million as compared to $6.4 million during the 2006 period. The decrease is primarily attributable to significant actions during the 2006 period with respect to restructuring programs for research and development consolidation, the rationalization of manufacturing capacity resulting in the closure of PTV’s Pendlebury facility in the United Kingdom and the realignment of the Company’s business segments.

Aqualon Group

The following table reflects Aqualon’s sales revenues by business unit for the three months ended March 31, 2007 and 2006, respectively:

	2007	2006
Coatings and Construction	$100.7	$92.1
Regulated	60.1	56.6
Energy and Specialties	58.3	55.2
	$219.1	$203.9

Aqualon’s sales increased 7% during the three months ended March 31, 2007 primarily due to 5% higher volume, 2% higher average prices and 3% favorable rates of exchange, partially offset by 3% unfavorable product mix. Sales attributable to Hercules Tianpu, Aqualon’s methylcellulose (“MC”) joint venture in China, which was consolidated beginning with the second quarter of 2006, accounted for 1% of the sales increase over 2006 levels.

Coatings and Construction Sales

Coatings and constructions sales increased 9% during the 2007 period as compared to the 2006 period due to 4% higher volume, 1% higher average prices and 4% favorable rates of exchange. Sales into the Coatings markets were higher by 8% during the 2007 period. Strong volume growth in China and 5% growth in Europe offset a 4% decline in North America. Aqualon expects modest improvement in the North American paint markets throughout the remainder of the year. Price increases were achieved in most of the coating product families and regions of the world. Construction market sales increased 10% as compared to the 2006 period. Strong growth was achieved in Europe, Latin America and China as well as emerging markets including Eastern Europe which were especially strong. Pricing improvements were also achieved in construction markets. Improved pricing has now reversed the declining trends that were experienced during the majority of 2006. Aqualon’s expanded production capacity in MC through Hercules Tianpu is in the process of finalization and is expected to be available to meet the growing demands in the construction markets.

Regulated Sales

Regulated industry sales increased 6% during the 2007 period as compared to the 2006 period due to 6% improved product mix, 2% higher average prices and 2% favorable rates of exchange, partially offset by 4% lower volume. Sales increased in the pharmaceutical, personal care and food markets by 17%, 6% and 2%, respectively. Middle Eastern and Asian markets were especially strong during the 2007 period offsetting slower revenue growth in the North American markets.

Energy and Specialties Sales

Energy and specialties’ sales increased 6% during the 2007 period as compared to the 2006 period due to 14% higher volume, 2% higher average prices and 2% favorable rates of exchange, partially offset by 12% unfavorable product mix. Energy market sales increased 11% with strong growth in both North and Latin America offset by declines in the Middle East and Western Europe. Aqualon continues to expand its presence in markets overseas, particularly the Middle East, to capture anticipated growth in these regions. Specialty sales increased 2%, with growth obtained in Europe, the Middle East and Latin America offsetting declines in North American markets. Pricing increases were achieved across both the energy and specialty markets.

Aqualon Profitability

Profit from operations increased $8.1 million, or 21%, to $47.6 million during the three months ended March 31, 2007 as compared to $39.5 million for the 2006 period. The increase reflects higher volume and the associated contribution margin, increased selling prices and favorable rates of exchange, partially offset by higher raw material and transportation costs. SG&A costs were slightly higher during the 2007 period reflecting increased sales, marketing, business management, technology and other spending to support growth as well as higher incentive compensation costs attributable to the accelerated vesting of 2004 restricted stock awards. Severance, restructuring and other exit costs were $0.5 million during the 2007 period as compared to $2.6 million during the 2006 period. The decrease is primarily attributable to significant actions during the 2006 period impacting a larger group of employees with respect to restructuring programs for the realignment of the Company’s business segments. The 2007 period had minimal activity in Europe associated with this program.

FiberVisions

FiberVisions’ results of operations for the three months ended March 31, 2006 are included in the Company’s consolidated results of operations. During that period, FiberVisions had sales of $69.2 million and Profit from operations of $0.5 million. Effective April 1, 2006, the Company’s proportionate 49% share of FiberVisions’ results of operations are reported within the caption Equity (loss) income of affiliated companies, net of tax. During the three months ended March 31, 2007, the Company recognized $0.3 million of equity losses attributable to its interest in FiberVisions.

Corporate Items

Corporate items include certain charges and credits that have not been allocated to the business segments. The most significant of these items typically appear in Other operating expense, net, although portions are also reflected in Cost of sales and SG&A, respectively, depending upon the specific nature of the items. The following table reflects the components of those unallocated Corporate items.

	Three Months Ended March 31,
	2007	2006
Severance, restructuring and other exit costs	$7.7	$0.9
Accelerated depreciation and amortization	3.6	0.3
Legal settlements, net	—	(3.6)
Dismantlement costs	0.6	0.2
Unallocated corporate costs	3.5	—
Other miscellaneous expense (income), net	0.3	(0.1)
Total Corporate items - expense (income)	$15.7	$(2.3)

Severance, restructuring and other exit costs of $7.7 million for the three months ended March 31, 2007 primarily reflect amounts attributable to the Business Infrastructure Projects which encompass outsourcing and offshoring service arrangements for various functions. As these functions are transferred to the individual service providers, the Company is incurring severance costs for employees required to provide services during the transition periods as well as related exit costs and other implementation charges. Ancillary to the Business Infrastructure Projects is a planned upgrade of the Company’s information technology platform which has resulted in $3.5 million of accelerated amortization of capitalized software development costs during the transition period which is expected to continue into 2008. Corporate items also includes $3.5 million of corporate costs previously allocated to the FiberVisions segment, $0.6 million of costs associated with the dismantlement of inactive portions of certain manufacturing facilities and $0.2 of miscellaneous other operating expenses including costs to prepare certain properties for disposition.

Corporate items for the three months ended March 31, 2006 included a $3.6 million legal settlement, net of related costs attributable to a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers partially offset by severance, restructuring and other exit costs of $0.9 million primarily attributable to the Business Infrastructure Projects, $0.3 million of accelerated depreciation attributable to certain assets at the Company’s Wilmington, Delaware research facility and $0.2 million of dismantlement costs at various manufacturing facilities partially offset by $0.1 million of miscellaneous income.

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities	2007	2006
Net income, depreciation, amortization and all other non-cash items	$91.5	$48.1
Changes in working capital, net	(48.3)	(18.4)
All other sources and uses of cash	(17.4)	(2.0)
Net cash provided by operating activities	$25.8	$27.7

Net cash provided by operating activities decreased slightly by $1.9 million to $25.8 million for the three months ended March 31, 2007 as compared to $27.7 million for the comparable period in 2006. The change primarily reflects improved operating performance offset by a $29.9 million higher use of working capital during the 2007 period. The 2007 working capital use reflects higher inventories including those attributable to the impact of Aqualon’s strategic purchases of certain key raw materials including guar and China-sourced gum rosins during the 2007 period as well as increased production levels to meet expected demand in the seasonally stronger second and third quarters. In addition, there was substantial growth in accounts receivable attributable to increased sales.

Aside from working capital, there were a number of discrete cash flow changes that impacted the variance between periods. The most significant among these is an increase of $40.3 million attributable to amounts received from the asbestos settlement trusts in excess of settlement payments. This change includes the receipt of $41.3 million related to the liquidation of one of the settlement trusts on January 4, 2007. Payments for severance and termination benefits were $3.4 million lower during the 2007 period as the prior year period included payments to a larger group of employees impacted by actions that were initiated during 2005 and early in 2006. While there are currently a number of employees impacted by ongoing restructuring programs including the Business Infrastructure Projects, the actual payment of severance and termination benefits will not occur until later in 2007 and into future periods based on the longer transition periods unique to this program. Interest payments were lower by $1.6 million during the 2007 period reflecting lower outstanding debt balances and the impact of the cross-currency interest rate swaps. Income taxes, net of refunds received were lower by $1.2 million reflecting the initial receipt of $12.4 million for one of the series of refunds anticipated from the settlement of issues with the IRS for the years 1993 through 2003. Partially offsetting these cash flow increases during the 2007 period was a voluntary contribution to the Company’s pension plan in the United Kingdom for $17.1 million while the prior year period did not reflect significant contributions to any of the Company’s domestic or international pension plans.

Investing Activities	2007	2006
Capital expenditures	$24.2	$8.1
Acquisitions and investments, net	0.9	26.4
Proceeds from asset and investment dispositions and all other sources, net	—	(26.9)
Net cash used in investing activities	$25.1	$7.6

Net cash used in investing activities increased $17.5 million to $25.1 million during the three months ended March 31, 2007 as compared to $7.6 million for the comparable period in 2006. Included in these totals are capital expenditures of $24.2 million and $8.1 million, respectively, for the 2007 and 2006 periods. The increase in capital expenditures is primarily related to Aqualon’s planned expansion at both its MC and CMC manufacturing facilities in China. Additional investing outflows during the 2007 period include $1.4 million for an earn-out payment to Benchmark Performance Group, Inc. (“BPG”) based on the 2006 performance of the guar and guar derivatives business (“Benchmark Acquisition”) that was acquired by the Company from BPG at the beginning of 2006. This payment was partially offset by a $0.5 million payment received from BPG in connection with the Company’s $2.5 million loan to BPG during 2006 as well. The prior year period reflects the Benchmark Acquisition as well as a capital contribution made in connection with the formation of the Hercules Tianpu joint venture. In connection with the sale of the Company’s 51% interest in FiberVisions in the first quarter of 2006, a portion of the cash realized was provided by $27.0 million in proceeds received directly from SPG, less transaction costs.

Financing Activities	2007	2006
Long-term debt payments	$(22.2)	$(18.8)
Long-term debt proceeds and changes in short-term debt	3.4	(2.5)
Long-term debt issued by FiberVisions, net of issuance costs	—	83.7
Proceeds from the exercise of stock options and all other sources, net	5.8	0.2
Net cash (used in) provided by financing activities	$(13.0)	$62.6

Net cash used in financing activities was $13.0 million for the three months ended March 31, 2007 as compared to $62.6 million of net cash provided for the comparable period in 2006. During the 2007 period, the Company paid $21 million on its Term B loan due 2010 in addition to other payments on its various international borrowings. The 2006 period includes the issuance of $90.0 million of debt, net of $6.3 million of issuance costs, by FiberVisions prior to the sale transaction. The FiberVisions’ debt is non-recourse to Hercules. Higher average stock prices during the 2007 period, as compared to the prior year period, resulted in an increase in proceeds from the exercise of stock options during the 2007 period.

Sources of Liquidity

The Company projects that cash flow from operations and other available financial resources discussed below will be sufficient to meet its investing and financing requirements and enable the Company to comply with the covenants and other terms of the Senior Credit Facility and the indenture governing its senior notes.

As of March 31, 2007, the Company had a $550 million Senior Credit Facility with a syndicate of banks. Under the Senior Credit Facility, the Company has a $150 million revolving credit agreement, which permits certain additional borrowings. As of March 31, 2007, $44.3 million of the $150.0 million Revolving Facility was available for use as the Company had $105.7 million of outstanding letters of credit associated with the Revolving Facility. In addition, the Company had $30.4 million of foreign lines of credit available and unused.

In connection with the comprehensive settlement of tax years 1993 through 2003, the Company anticipates the receipt of refunds and interest of approximately $230 million in total during 2007. During the three months ended March 31, 2007, the Company received $12 million. Of the remainder, approximately $145 million is expected to be received in the second quarter and $73 million is expected to be received during the second half of 2007.

The Company maintains ownership over a number of properties, including land and buildings, associated with businesses that have been exited, divested or otherwise curtailed. In addition, during the normal course of business, assets associated with current operations, including such items as surplus land and excess or fully depreciated equipment and buildings among others, become available for disposition. In order to maximize their value, the Company is actively engaged in an ongoing process of identifying alternative utilization strategies including leasing and outright sales of the underlying assets and properties. When specific actions progress to the point that “plan of sale” criteria have been met, impairments, to the extent they exist, are recognized and the underlying properties are reclassified as assets held for sale. Assets held for sale are included in the caption “Other current assets” on the Consolidated Balance Sheets. The carrying value of total assets held for sale was $7.7 million as of March 31, 2007, primarily reflecting the Company’s former research facility in Jacksonville, Florida. This property is currently under contract for sale and the transaction is expected to close during the second quarter of 2007 for a net sales price in excess of its carrying amount.

Financial Condition

Total debt at March 31, 2007 was $977.1 million, which decreased $18.4 million from $995.5 million at December 31, 2006 primarily as a result of the debt payments discussed above. Cash balances decreased to $159.8 million at March 31, 2007 from $171.8 million at December 31, 2006.

During the three months ended March 31, 2007, the Company’s cash cycle time increased by a total of 3 days to 66 days from year-end 2006 levels. Days Sales Outstanding (“DSO”) remained at 60 days similar to the year-end 2006 levels. Days Sales in Inventories (“DSI”) increased by 2 days to 58 days primarily reflecting increases in Aqualon’s inventory partially offset by improved metrics in PTV. Days Payable Outstanding (“DPO”) decreased by 1 day to 52 days. The Company expects to improve its cash cycle time during the remainder of the year as efforts continue with respect to working capital initiatives, primarily with respect to inventories.

Commitments and Contractual Obligations

Capital Expenditures and Other Investing Commitments

Capital expenditures are projected to total approximately $117 million during 2007. Of this total, approximately 32% will be attributable to PTV, 57% to Aqualon and 11% for Corporate purposes. Approximately $70 million is targeted for global expansion and new product capability projects at various manufacturing facilities.

In connection with the Benchmark transaction, Aqualon made an earn-out payment of $1.4 million during the first quarter of 2007 based on 2006 performance. Similar performance-based commitments are in place through 2010. In April 2007 the Company completed its requirement to provide an additional $1.2 million contribution to FiberVisions based on its performance through the three months ended March 31, 2007. There are no further commitments or requirements to provide funding to FiberVisions in the future.

Pension Plan Funding

The Company is projecting total pension plan contributions to approximate $61 million during 2007 including $40 million attributable to the U.S.-based plan and $21 million to its international plans. A total of $17.1 million was contributed for the United Kingdom pension plan during the quarter ended March 31, 2007 which resulted in the plan being fully funded. A forthcoming change in the pension asset investment model is expected to mitigate long-term plan performance risk. During April 2007, the Company made a $10 million contribution to its U.S. qualified plan. Further contributions of approximately $4 million to the Company’s other international plans are expected to be made ratably through the remainder of the year.

Funding for Litigation, Environmental and Asset Retirement Obligations

On April 23, 2007, the United States Supreme Court denied the Company’s Petition for a Writ of Certiorari. As a result, the Company will now be required to pay to the United States the amount set forth in the Final Judgment dated June 6, 2005, plus post-judgment interest, plus any additional response costs incurred or to be incurred by the United States after June 1, 1998. The Company has accrued its total net liability of $124.9 million, including interest but not including amounts for which Uniroyal has been held liable based on the Final Judgment, which is recorded as a current liability at March 31, 2007. The Company will continue to accrue interest on that amount until such time as the Final Judgment is paid. The United States has not yet informed the Company of the amount of the additional response costs which the United States will claim that it has incurred since June 1, 1998, nor has the Company been provided an opportunity to evaluate those costs. As a result, no amounts have been accrued with respect to such response costs.

As of March 31, 2007, the Company has recorded $79.9 million for environmental and other asset retirement matters involving current and former operating sites, including those with identified asset retirement obligations as well as other locations where the Company may have a known liability, excluding the Vertac site. The annual costs required for remediation and similar asset retirement activities are generally funded from operations as well as proceeds from the disposition of assets. While such obligations are bound by legal, statutory or contractual provisions, the Company has a certain degree of discretion with respect to the timing and magnitude of cash expenditures within a given range of periods.  However, unfavorable developments regarding legal, regulatory or operating matters with respect to any existing sites as well as unknown exposures could have a material adverse effect on cash requirements for any annual, quarterly or other period. In addition, the Company’s future commitment to certain actions, including modifications to its existing facilities or preparing sites for sale involving demolition and other related activities among others, could trigger the recognition of additional obligations. The Company has paid $2.3 million towards these obligations during the three months ended March 31, 2007 and anticipates a total of approximately $20 million in payments for the full year. The most significant of the total projected payments are attributable to the Company’s operating facility and related property in Parlin, New Jersey. Obligations at this site include those attributable to existing Aqualon Natrosol manufacturing operations as well as demolition and environmental remediation activities attributable to that portion of the facility that previously housed the Company’s nitrocellulose manufacturing operations. With regard to this portion of the site, the Company is proceeding with plans to dispose of 400 acres for a brownfield redevelopment project.

Asbestos-Related Litigation

In January 2007, the Company received $41.3 million of funds from the reversion of one of the trusts established in 2004 related to the settlement with asbestos claim insurers. During 2007, the Company projects reimbursements from the remaining trust to approximate $31 million, which will be used to fund a substantial portion of the related estimated asbestos claims for the year. The Company also projects approximately $9 million in defense costs and legal fees to be paid and incurred during the year. The combined cash impact of the trust liquidation and projected reimbursements from the remaining trust should result in a positive net cash inflow related to asbestos litigation matters during 2007. However, subsequent to 2007 and upon liquidation of the remaining trust, the Company will be required to fund its asbestos settlements and related defense costs and legal fees from its cash from operations and other available financial resources until its excess insurance policies are triggered based on cumulative asbestos-related expenditures. Depending upon the magnitude of future settlement and defense costs, substantial coverage under such policies is not anticipated to be triggered for several years.

Debt Retirement

In December 2006, the Board of Directors authorized the Company, from time to time, subject to market conditions and provisions of the Company’s credit agreements and indentures, to repurchase up to $200 million of its outstanding indebtedness. As discussed above, the Company repurchased $20 million over and above its required payments due on its Term B loan.

The Company’s 6.6% notes due 2027 may be put to the Company at the option of the bond holders at a redemption price equal to 100% of the principal amount, or $100.0 million, requiring a cash payment on August 1, 2007 if the bond holders exercise this option. Beginning June 2, 2007, the bond holders will have a period of 29 days during which to exercise their option. Assuming that the option is exercised, the Company intends to fund such requirement from available cash on hand.

Recent Accounting Pronouncements

Reference is made to Note 2 to the Consolidated Financial Statements for a discussion and analysis of recently issued accounting pronouncements and their impact on the Company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Exchange Rate Risk

The Company’s financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of less than $0.1 million at March 31, 2007. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from period-end levels, with all other variables held constant. A 10% strengthening of the U.S. Dollar versus other currencies at March 31, 2007 would result in a $1.1 million increase in the net position, while a 10% weakening of the dollar versus all currencies would result in a $1.5 million decrease in the net position.

The Company also utilizes cross currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations. At March 31, 2007, the net market value of the swaps was a liability of $60.2 million. A 10% strengthening of the Euro versus the U.S. dollar at March 31, 2007 would result in a $56.0 million increase in the liability, while a 10% weakening of the Euro versus the U.S. dollar would result in a $56.0 million decrease in the liability. Changes in the underlying interest rates would have an insignificant impact.

Interest Rate Risk

The Company's derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments. At March 31, 2007, the net market value of these combined instruments was a liability of $937.6 million. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their period end levels, with all other variables held constant. A 100-basis point increase in interest rates at March 31, 2007 would result in a $70.5 million decrease in the net market value of the liability. A 100-basis point decrease in interest rates at March 31, 2007 would result in a $59.7 million increase in the net market value of the liability.

Equity Price Risk

The Company’s financial instruments subject to equity price risk consist of the warrants component of the CRESTS units issued in 1999 and the Company’s 8% convertible subordinated debentures due 2010 and represent a net liability position of $67.5 million. The sensitivity analysis assumes an instantaneous 10% change in valuation with all other variables held constant. A 10% increase in market value at March 31, 2007 would increase the net liability by $10.9 million while a 10% decrease would reduce the net liability by $10.5 million.

Commodity Price Risk

As of and for the three month period ended March 31, 2007, the Company did not transact in any hedging activities with respect to commodities or any related raw materials requirements.

Derivative Financial Instruments

As noted above, the Company utilizes foreign exchange forward and option contracts to hedge the Company’s firm and anticipated foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis.

Other than cross-currency interest rate swaps to hedge the foreign currency exposure, the Company has not designated any derivative as a hedge instrument under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and, accordingly, changes in the fair value of derivatives are recorded each period in earnings.

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of March 31, 2007. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The information disclosed by the Company under the headings “Environmental” and “Litigation” in Note 7 to the Consolidated Financial Statements is incorporated herein by this reference.

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
May 1, 2007

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