Form 10-Q
period 2007-06-30
HERCULES INC
filed 2007-08-01
CIK 46989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes:   ☐   No:   ☒

As of July 31, 2007 116,698,797 shares of registrant’s common stock were outstanding.

HERCULES INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements
HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions, except per share)
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$549.0	$501.0	$1,051.3	$1,028.3
Cost of sales	358.8	324.7	682.2	685.4
Selling, general and administrative expenses	95.2	90.7	188.9	182.0
Research and development	11.0	9.4	21.4	19.0
Intangible asset amortization (Note 3)	1.9	2.0	3.7	3.6
Other operating expense, net (Note 11)	7.6	8.6	20.7	15.8
Profit from operations	74.5	65.6	134.4	122.5
Interest and debt expense	17.8	16.7	35.0	37.4
Vertac response costs and litigation charges (Note 7)	17.5	106.0	19.0	106.0
Other expense, net (Note 12)	15.7	21.1	19.0	31.7
Income (loss) before income taxes, minority interests and equity loss	23.5	(78.2)	61.4	(52.6)
(Benefit) provision for income taxes (Note 13)	(11.5)	(27.5)	(48.1)	(16.8)
Income (loss) before minority interests and equity loss	35.0	(50.7)	109.5	(35.8)
Minority interests in earnings of consolidated subsidiaries	(0.5)	(0.3)	(1.0)	(0.4)
Equity loss of affiliated companies, net of tax	—	(0.6)	(0.5)	(1.0)
Net income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	34.5	(51.6)	108.0	(37.2)
Net loss from discontinued operations, net of tax	—	(0.7)	—	(1.3)
Net income (loss) before cumulative effect of change in accounting principle	34.5	(52.3)	108.0	(38.5)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.9
Net income (loss)	$34.5	$(52.3)	$108.0	$(37.6)

Earnings (loss) per share (Note 14):
Basic earnings (loss) per share
Continuing operations	$0.30	$(0.46)	$0.95	$(0.34)
Discontinued operations	—	(0.01)	—	(0.01)
Cumulative effect of change in accounting principle	—	—	—	0.01
Net income (loss)	$0.30	$(0.47)	$0.95	$(0.34)
Weighted average number of shares (millions)	114.6	110.8	114.3	110.5

Diluted earnings (loss) per share
Continuing operations	$0.30	$(0.46)	$0.94	$(0.34)
Discontinued operations	—	(0.01)	—	(0.01)
Cumulative effect of change in accounting principle	—	—	—	0.01
Net income (loss)	$0.30	$(0.47)	$0.94	$(0.34)
Weighted average number of shares (millions)	115.3	110.8	115.0	110.5

Net income (loss)	$34.5	$(52.3)	$108.0	$(37.6)
Foreign currency translation	19.8	30.5	25.9	37.9
Pension and postretirement benefit adjustments, net of tax	7.4	(1.5)	13.8	62.9
Revaluation of hedges, net of tax	(2.9)	(22.4)	(7.5)	(27.6)
Comprehensive income (loss)	$58.8	$(45.7)	$140.2	$35.6

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEETS

(Dollars in millions)	(Unaudited)
	June 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$237.9	$171.8
Accounts receivable, net (Note 9)	376.7	326.6
Inventories (Note 9)	223.2	210.6
Deferred income taxes	37.5	70.2
Current assets of discontinued operations	—	0.4
Income taxes receivable	49.2	170.8
Other current assets	44.7	34.1
Total current assets	969.2	984.5
Property, plant, and equipment, net (Note 9)	613.0	600.4
Intangible assets, net (Note 3)	142.9	143.1
Goodwill (Note 3)	496.1	481.5
Deferred income taxes	389.6	374.6
Asbestos-related assets (Note 7)	37.6	87.5
Deferred charges and other assets	125.5	136.9
Total assets	$2,773.9	$2,808.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$204.2	$205.3
Asbestos-related liabilities (Note 7)	30.0	36.4
Current debt obligations (Note 4)	126.1	35.8
Vertac obligations (Note 7)	18.7	123.5
Accrued expenses	207.3	216.8
Deferred income taxes	11.6	11.8
Total current liabilities	597.9	629.6
Long-term debt (Note 4)	833.0	959.7
Deferred income taxes	73.4	69.7
Pension obligations	228.4	262.5
Other postretirement benefit obligations	138.8	142.2
Deferred credits and other liabilities	252.7	255.6
Asbestos-related liabilities (Note 7)	232.5	233.6
Total liabilities	2,356.7	2,552.9

Commitments and contingencies (Note 7)	—	—
Minority interests	13.7	12.7
Stockholders’ equity
Series preferred stock	—	—
Common stock, $25/48 par value (shares issued: 2007 and 2006 - 160.0 million)	83.3	83.3
Additional paid-in capital	438.0	454.9
Unearned compensation	(32.7)	(42.1)
Accumulated other comprehensive losses	(377.4)	(409.6)
Retained earnings	1,844.0	1,734.1
	1,955.2	1,820.6
Reacquired stock, at cost (2007 – 43.3 million shares; 2006 – 44.0 million shares)	(1,551.7)	(1,577.7)
Total stockholders’ equity	403.5	242.9
Total liabilities and stockholders’ equity	$2,773.9	$2,808.5

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)	(Unaudited)
	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$108.0	$(37.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	34.9	36.9
Amortization	19.1	11.7
Deferred income tax provision	15.6	(32.8)
Write-off of debt issuance costs	—	1.5
Loss on sale of 51% interest in FiberVisions	(0.3)	10.6
Minority interests in earnings of consolidated subsidiaries	1.0	0.4
Stock-based compensation	6.0	2.9
Other non-cash charges and credits, net	(5.0)	0.2
Accruals and deferrals of cash receipts and payments (net of acquisitions and dispositions):
Accounts receivable, net	(43.8)	(30.3)
Inventories	(9.9)	(1.0)
Asbestos-related assets and liabilities, net	43.8	6.5
Other current assets	(3.2)	3.4
Accounts payable	(4.2)	2.2
Vertac litigation liability	(104.8)	106.0
Accrued expenses	7.5	0.2
Income taxes receivable and payable	107.1	(5.2)
Pension and postretirement benefit obligations	(15.8)	12.7
Non-current assets and liabilities	(15.5)	(16.4)
FiberVisions net assets held for sale	—	(7.9)
Net cash provided by operating activities	140.5	64.0

Cash Flows from Investing Activities:
Capital expenditures	(53.8)	(22.9)
Acquisitions and investments, net of cash recognized upon consolidation	(0.9)	(26.1)
Proceeds from sale of 51% interest in FiberVisions, net of transaction costs	(1.2)	25.1
Proceeds of asset disposals, net of transaction costs	11.4	0.3
Other, net	(0.1)	(1.0)
Net cash used in investing activities	(44.6)	(24.6)

Cash Flows from Financing Activities:
Long-term debt issued by FiberVisions, net of issuance costs	—	83.7
Long-term debt proceeds	3.3	—
Long-term debt payments	(47.0)	(122.7)
Change in short-term debt	5.8	(0.8)
Proceeds from the exercise of stock options	4.9	3.5
Other, net including income tax benefits attributable to stock-based compensation	2.1	0.4
Net cash used in financing activities	(30.9)	(35.9)
Effect of exchange rate changes on cash	1.1	1.1
Net increase in cash and cash equivalents	66.1	4.6
Cash and cash equivalents – beginning of period	171.8	77.3
Cash and cash equivalents – end of period	$237.9	$81.9

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share amounts)
(Unaudited)

1.	Basis of Presentation

The interim consolidated financial statements and the notes to the consolidated financial statements of Hercules Incorporated (“Hercules” or the “Company”) are unaudited as of and for the three and six months ended June 30, 2007 and 2006, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of Hercules’ financial position and results of operations for the interim periods.  The consolidated financial statements include the accounts of variable interest entities for which Hercules is the primary beneficiary.  These consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules’ Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2006.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 provides an option to report certain financial assets and liabilities at fair value primarily to reduce the complexity and level of volatility in the accounting for financial instruments resulting from measuring related financial assets and liabilities differently under existing GAAP. SFAS 159 is effective January 1, 2008.  At this time, the Company does not anticipate SFAS 159 having a material impact on its financial statements.

3.	Intangible Assets and Goodwill

The following table provides information regarding the Company’s intangible assets with finite lives:

	June 30, 2007			December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$90.6	$19.8	$70.8	$90.0	$18.6	$71.4
Trademarks and tradenames	73.9	16.6	57.3	73.9	15.6	58.3
Other intangible assets	35.1	20.3	14.8	32.2	18.8	13.4
	$199.6	$56.7	$142.9	$196.1	$53.0	$143.1

Total amortization expense for Other intangible assets was $1.9 million and $2.0 million for the three months ended June 30, 2007 and 2006, respectively and was $3.7 million and $3.6 million for the six months ended June 30, 2007 and 2006, respectively.  Estimated amortization expense is $7.3 million for the year ended December 31, 2007.

The following table shows changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2007:

	Paper Technology and Ventures	Aqualon Group	Total
Balance at December 31, 2006	$429.5	$52.0	$481.5
Foreign currency translation	14.3	0.3	14.6
Balance at June 30, 2007	$443.8	$52.3	$496.1

4.	Debt

A summary of debt by instrument is provided as follows:
	June 30, 2007	December 31, 2006
Term B Loan due 2010	$328.0	$375.0
6.6% notes due 2027	100.0	100.0
11.125% senior notes due 2007	16.1	16.1
6.75% senior subordinated notes due 2029	250.0	250.0
8% convertible subordinated debentures due 2010	2.3	2.4
6.5% junior subordinated deferrable interest debentures due 2029	214.6	214.1
Term loans at rates ranging from 5.5575% to 6.1101% due in varying amounts thru 2011	35.0	28.1
Other	13.1	9.8
	959.1	995.5
Less: Current debt obligations	126.1	35.8
Long-term debt	$833.0	$959.7

As of June 30, 2007 the weighted-average interest rate on the Term B Loan, which bears interest at LIBOR + 1.50%, was 6.85%.

In accordance with provisions of the indenture under which they were issued, $84.1 million of the 6.6% notes due 2027 were put to the Company in June 2007 for payment on August 1, 2007.

As of June 30, 2007, $98.2 million of the $150.0 million Revolving Facility under the Company’s Senior Credit Facility was available for use.  The Company had $51.8 million of outstanding letters of credit associated with the Revolving Credit Facility at June 30, 2007.  As of June 30, 2007, the Company had $33.1 million of foreign lines of credit available and unused.

5.	Pension and Other Postretirement Benefits

The following tables set forth the consolidated net periodic pension and other postretirement benefit costs that are attributable to the Company’s global pension and postretirement benefit plans as recognized for the three and six months ended June 30, 2007 and 2006:
	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$4.3	$4.1	$8.8	$8.8
Interest cost	25.8	25.0	51.7	49.9
Expected return on plan assets	(30.4)	(28.0)	(60.7)	(56.4)
Amortization and deferrals	(0.6)	(0.5)	(1.3)	(1.0)
Actuarial losses recognized	10.6	10.5	21.5	22.5
	$9.7	$11.1	$20.0	$23.8

Subject to market conditions, the total contributions expected to be made to the Company’s pension plans during 2007 are approximately $37 million, including $20 million in voluntary contributions attributable to the U.S. defined benefit pension plan and $17 million attributable to the Company’s pension plan in the United Kingdom.  Actual contributions of  $27.1 million made during the six months ended June 30, 2007 included $10.0 million to the U.S. defined benefit pension and $17.1 million attributable to the pension plan in the United Kingdom.

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	1.9	2.2	4.1	4.3
Amortization and deferrals	(2.0)	(1.9)	(3.9)	(4.0)
Actuarial losses recognized	2.1	1.9	4.3	3.6
	$2.1	$2.3	$4.7	$4.2

6.	Asset Retirement Obligations

The following table provides a reconciliation of the changes in the asset retirement obligations (“AROs”) during the period:

	Active Sites	Inactive Sites	Total
Balance at December 31, 2006	$9.9	$66.4	$76.3
Accretion	0.2	1.0	1.2
Settlement payments	(1.0)	(4.4)	(5.4)
Foreign currency translation	—	0.2	0.2
Other	(0.7)	0.4	(0.3)
Balance at June 30, 2007	$8.4	$63.6	$72.0

While not reflected in the table above, the Company has recognized $36.9 million for environmental contingencies whereby it is probable that the Company has incurred a liability for costs associated with environmental remediation or for the settlement of related litigation.  Included in this amount is approximately $13 million attributable to a settlement in principle with respect to the Alleghany Ballistics Laboratory site and $18.7 million attributable to a claim for  response costs at the Vertac site as discussed further in Note 7. Liabilities included in this amount are attributable to sites that the Company formerly owned as well as sites that the Company did not have an ownership interest in, but was associated with including landfills, waste sites and other similar properties.

7.	Commitments and Contingencies

Guarantees

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), disclosure about each group of guarantees is provided below:

Indemnifications

In connection with the sale of Company assets and businesses, the Company has indemnified respective buyers against certain liabilities that may arise in connection with the sale transactions and business activities prior to the ultimate closing of the sale.  The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend, and/or indemnify the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions and limitations.  The carrying amount recorded for indemnifications as of June 30, 2007 was $41.3 million.

In addition, in connection with these transactions, the Company has generally provided indemnifications on general corporate matters such as ownership of the relevant assets, the power and corporate authority to enter into transactions and the satisfaction of liabilities not assumed by the buyer.  These indemnifications generally have indefinite terms.

As noted in greater detail in the Litigation section of this note, the Company has entered into comprehensive settlement agreements with substantially all of its insurance carriers that provided coverage for asbestos-related product liabilities.  Under the terms of those agreements and in exchange for payments received and to be received from such insurance carriers, the Company has released and agreed to indemnify such insurers from claims asserted under their cancelled policies.

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

Debt Obligations

The Company has directly guaranteed $43.4 million of various obligations under agreements with third parties related to consolidated subsidiaries and affiliates of which $33.3 million was outstanding at June 30, 2007.  The outstanding balance reflects guarantees of debt for terms of varying length as well as a guarantee related to a foreign-based pension plan with an indefinite term.  The Company has also provided $2.9 million in collateral in the form of a mortgage security for the aforementioned pension plan.  Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.

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

 United States of America v. Vertac Chemical Corporation, et al., No. 4:80CV00109 (United States District Court, Eastern District of Arkansas, Western Division)

This case, a cost-recovery action based upon the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund statute”), as well as other statutes, has been in litigation since 1980, and involves liability for costs in connection with the investigation and remediation of the Vertac Chemical Corporation (“Vertac”) site in Jacksonville, Arkansas.  The Company owned and operated the site from December 1961 until 1971.  The site was used for the manufacture of certain herbicides and, at the order of the United States, Agent Orange.  In 1971, the site was leased to Vertac’s predecessor.  In 1976, the Company sold the site to Vertac.  The site was abandoned by Vertac in 1987, and Vertac was subsequently placed into receivership.  Both prior to and following the abandonment of the site, the EPA and the Arkansas Department of Pollution Control and Ecology were involved in the investigation and remediation of contamination at and around the site.  Pursuant to several orders issued under CERCLA, the Company actively participated in many of those activities.  The cleanup is essentially complete, except for certain on-going maintenance and monitoring activities.  This litigation primarily concerned the responsibility and allocation of liability for the costs incurred in connection with the activities undertaken by the EPA.

The procedural history of this litigation is discussed in greater detail in the Company’s report on Form 10-K for the year ended December 31, 2006, and in other reports previously filed by the Company with the United States Securities and Exchange Commission (“SEC”).  In summary, in 2005, the United States District Court for the Eastern District of Arkansas entered a Final Judgment in favor of the United States and against the Company for $119.3 million, of which amount Uniroyal Chemical Ltd. (hereinafter “Uniroyal,” and now known as Chemtura Canada Co./CIE) was held jointly and severally liable for $110.4 million, with the Company alone liable for the difference.  The Final Judgment also provided that both the Company and Uniroyal were responsible for any additional response costs incurred or to be incurred by the United States after June 1, 1998, as well as post-judgment interest running from the date of the Final Judgment.  In addition, the District Court re-affirmed its prior holding which allocated 2.6% of the $110.4 million in response costs for which Uniroyal is jointly and severally liable, or $2.9 million, to Uniroyal.  Finally, the Final Judgment found Uniroyal liable to the Company for 2.6% of the response costs incurred by the Company of approximately $27.4 million, or $0.7 million.  The Final Judgment was upheld in 2006 by the United States Court of Appeals for the 8th Circuit, and the appellate process ended in 2007 when the United States Supreme Court denied the Company’s and Uniroyal’s Petitions for Certiorari.  On May 18, 2007, the Company paid to the United States a total of $124.5 million, and on May 17, 2007, the Company received payment from Uniroyal in the amount of $0.8 million.  As a result, the judgment against the Company and Uniroyal has been satisfied, except for such amounts as may be owed to the United States for additional response costs incurred by the United States since June 1, 1998.

On July 20, 2007, the Company received from the United States its claim for reimbursement for response costs incurred since June 1, 1998, with such claim against the Company and Uniroyal totaling $19.2 million including interest through various points in time preceding May 26, 2007, depending upon the specific cost item claimed.  The Company is in the process of reviewing such costs to determine whether all such costs qualify for recovery pursuant to CERCLA.  Should the Company determine that certain costs may not be recoverable pursuant to CERCLA, the Company will seek to have the United States’ claim reduced accordingly.  In the meantime, as of June 30, 2007, the Company has accrued $18.7 million, representing its proportionate share of the entire amount specified by the United States in its claim for reimbursement.  The Company will continue to accrue interest on this amount until payment is made.

Alleghany Ballistics Laboratory

The Alleghany Ballistics Laboratory (“ABL”) is a government-owned facility which was operated by the Company from 1945 to 1995 under contract with the United States Department of the Navy.  The Navy and the Company have commenced discussions with respect to certain environmental liabilities which the Navy alleges are attributable to the Company’s past operations at ABL.  During the course of discussions, the Navy has stated that, pursuant to CERCLA, it has spent and anticipates spending in the future a total of approximately $76 million.  In May 2007, the Company and the Navy engaged in mediation, resulting in an agreement in principle to resolve the Navy’s claims for $13.0 million.  While such settlement is subject to negotiation of mutually satisfactory settlement documents and various approvals, the Company believes it probable that such settlement will be consummated and, as of June 30, 2007, the Company has included the foregoing amount as part of the accrued liability for environmental matters reported below.

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

Range of Exposure

The reasonably possible share of costs for environmental matters involving current and former operating sites, including those with identified asset retirement obligations (see Note 6), the Vertac and ABL sites and other locations where the Company may have a liability, is approximately $109 million as of June 30, 2007.  This accrued liability is evaluated at least quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs.  The actual costs for these matters will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 or more years.  While it is not feasible to predict the outcome of all pending environmental matters, the ultimate resolution of one or more of these environmental matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

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

As of June 30, 2007, there were approximately 26,000 unresolved claims, of which approximately 950 were premises claims and the rest were products claims.  There were also approximately 1,850 unpaid claims which have been settled or are subject to the terms of a settlement agreement.  In addition, as of June 30, 2007, there were approximately 15 claims which have either been dismissed without payment or are in the process of being dismissed without payment, but with plaintiffs retaining the right to re-file should they be able to establish exposure to an asbestos-containing product for which the Company bears liability.

Between January 1, 2007 and June 30, 2007, the Company received approximately 633 new claims.  During that same period, the Company settled approximately $13.5 million to resolve and defend asbestos matters, including $7.5 million directly related to settlement payments and approximately $6.0 million for defense costs.

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

In addition, effective October 8, 2004, the Company entered into a comprehensive confidential settlement agreement with respect to certain insurance policies issued by various insurance companies operating in the London insurance market, and by one insurance company located in the United States (the “Second Settlement Agreement”).  Under the terms of the Second Settlement Agreement, the participating insurers agreed to place a total of approximately $102.2 million into a trust (the “Second Trust”), with such amount to be paid over a four-year period commencing in January 2005 and ending in 2008.  In exchange, the Company released the insurers from past, present and future claims under those policies, agreed to the cancellation of those policies, and agreed to indemnify the insurers from any claims asserted under those policies.  The trust funds have been and are continuing to be used to reimburse the Company for costs it incurs to defend and resolve asbestos-related claims.  Any funds remaining in the Second Trust subsequent to December 31, 2008 may be used by the Company to defend and resolve both asbestos-related claims and non-asbestos related claims.  As of June 30, 2007, approximately $85.1 million of the $102.2 million had been placed into the Second Trust, and the Second Trust had a balance of approximately $20.9 million.

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

In addition, effective October 13, 2004, the Company reached a confidential settlement agreement with the balance of its solvent excess insurers whereby a significant portion of the costs incurred by the Company with respect to future asbestos product liability claims will be reimbursed, subject to those claims meeting certain qualifying criteria (the “Future Coverage Agreement”).  That agreement is not expected to result in reimbursement to the Company, however, unless and until defense costs and settlement payments for qualifying asbestos products claims paid by the Company subsequent to the effective date of the agreement aggregate to approximately $330 million to $370 million, with the foregoing approximation based on various assumptions, including that there are sufficient qualifying claims to require such payments, that for such qualifying claims the time periods of each claimant’s alleged exposure to asbestos products falls within the time periods covered by the participating insurers’ policies, and that each of the participating insurers remain solvent and honor their commitments under the terms of the Future Coverage Agreement.  The Company expects that such amounts, if required to be paid, would be paid by the Company using monies from the above settlements and from other sources.  If and when such amounts are paid by the Company, the insurers’ obligations pursuant to the terms of the Future Coverage Agreement would be triggered, and the participating insurers would thereafter be required to pay their allocated share of defense costs and settlement payments for asbestos product liability claims that qualify for reimbursement subject to the limits of their insurance policies, which limits are believed to be sufficient to cover the insurers’ allocated shares of an amount that exceeds the high end of the reasonably possible range of financial exposure described below.  The Company will be responsible for the share of such costs and payments that are not reimbursed by the participating insurers pursuant to the terms of the Future Coverage Agreement, as well as for such costs and payments for those claims that do not qualify for reimbursement under the terms of the Future Coverage Agreement.  Should asbestos reform legislation be passed, some or all of the obligations under the Future Coverage Agreement will be suspended for so long as such legislation remains in effect.  As of June 30, 2007, defense costs and settlement payments for qualifying asbestos products claims of approximately $93 million have been credited towards the range of $330 million to $370 million noted above.

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

The following table presents the beginning and ending balances and balance sheet activity for the Company’s asbestos-related accounts for the six months ended June 30, 2007.

	Balance December 31, 2006	Interest Income/ Additional Accruals	Insurance Recovered/ Liabilities Settled	Accretion/ Reclassifi- cation	Balance June 30, 2007
Asbestos-related assets:
Insurance receivable	$32.8	$—	$(16.5)	$0.3	$16.6
Restricted cash in trust	54.7	1.1	(34.8)	—	21.0
Asbestos-related assets	$87.5	$1.1	$(51.3)	$0.3	$37.6
Asbestos-related liabilities:
Asbestos-related liabilities, current	$36.4	$—	$—	$(6.4)	$30.0
Asbestos-related liabilities, non-current	233.6	—	(7.5)	$6.4	232.5
Total asbestos-related liabilities	$270.0	$—	$(7.5)	$—	$262.5

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

As previously noted, by letter dated January 30, 2007, one of the defendants in the foregoing lawsuits asserted a claim against the Company for damages as a result of the alleged anticompetitive activities claimed in the lawsuits described above.  In May 2007, that entity, Cytec Engineered Materials, Inc. filed two lawsuits against the Company and B.P. Amoco Polymers, Inc. (and allegedly related entities), one such lawsuit in federal court (Cytec Engineered  Materials, Inc. v. B.P. Amoco Polymers, Inc., et al., Case No. SACV 07-528 FMC (RNBx), United States District Court, Central District of California, Western Division), and one such lawsuit in state court (Cytec Engineered  Materials, Inc. v. B.P. Amoco Polymers, Inc., et al., Case No. BC370895, California Superior Court, Los Angeles County).  The Company currently believes that these lawsuits are without merit and legally defensible, and the Company intends to vigorously defend them.

In December 2004, the Company filed a lawsuit against Hexcel Corporation (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, Index No.04/604098) seeking indemnification for the settlements described above.  The lawsuit against Hexcel is based on the terms of the purchase and sale agreement by which the Company sold its Composite Products division to Hexcel in 1996.  In response, Hexcel Corporation has denied liability and has filed a counter-claim also seeking indemnification.  Both parties filed motions for summary judgment.  In late April 2007, the Court granted Hexcel’s motion for summary judgment and denied the Company’s motion for summary judgment.  The Company will seek to have those rulings reversed and, on June 6, 2007, filed a Notice of Appeal with the Supreme Court of New York, Appellate Division.

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

Currently, the Company is a defendant in approximately twenty-eight lawsuits (including two purported class actions) where plaintiffs allege that exposure to Agent Orange caused them to sustain various personal injuries.  On February 9, 2004, the U.S. District Court for the Eastern District of New York issued a series of rulings granting several motions filed by defendants in the two cases that had been remanded to the U.S. District Court by the U.S. Court of Appeals for the Second Circuit on remand from the U.S. Supreme Court (In re: “Agent Orange” Product Liability Litigation: Joe Isaacson, et al v. Dow Chemical Company, et al. and Daniel Raymond Stephenson, et al. v. Dow Chemical Company, et al.  (MDL 381, CV 98-6383 (JBW), CV 99-3056 (JBW))).  In relevant part, those rulings held that plaintiffs’ claims against the defendant manufacturers of Agent Orange that were brought in the state courts are properly removable to federal court under the “federal officer removal statute” and that such claims are subject to dismissal by application of the “government contractor defense.”  The Court then dismissed plaintiffs’ claims, but stayed its decision to allow plaintiffs to obtain additional discovery and to move for reconsideration of the Court’s decision.  A hearing on the motion for reconsideration was held on February 28, 2005.  By Orders dated March 2, 2005, the Court denied reconsideration, lifted the stay of the earlier decision, and dismissed plaintiffs’ claims in all of the lawsuits that were before the Court at that time.  Plaintiffs have appealed those dismissals to the United States Court of Appeals for the Second Circuit.  Oral argument before the Court of Appeals took place on June 18, 2007.  No ruling has yet been issued.

In addition, in January 2004, the Company was sued in a purported class action filed in the United States District Court for the Eastern District of New York by The Vietnam Association for Victims of Agent Orange/Dioxin and several individuals who claim to represent between two and four million Vietnamese who allege that Agent Orange used by the United States during the Vietnam War caused them or their families to sustain personal injuries.  (The Vietnam Association for Victims of Agent Orange/Dioxin, et al. v. The Dow Chemical Company, et al., Civil Action No. 04 CV 0400 (JBW)).  That complaint alleges violations of international law and war crimes, as well as violations of the common law for products liability, negligence and international torts.  The defendants moved to dismiss this case on several grounds, including failure to state a claim under the Alien Tort Claims Statute, lack of jurisdiction and justiciability, the bar of the statute of limitations, failure to state claims for violations of international law, and the “government contractor defense.”  A hearing on these motions was held on February 28, 2005.  By order dated March 10, 2005, the Court dismissed this lawsuit.  Plaintiffs have appealed that dismissal to the United States Court of Appeals for the Second Circuit.  Oral argument before the Court of Appeals took place on June 18, 2007.  No ruling has yet been issued.

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

     In June 2004, a purported class action captioned Charles Stepnowski v. Hercules Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules’ Vice President Human Resources, Civil Action No. 04-cv-2296, was filed in the United States District Court, Eastern District of Pennsylvania.  The Stepnowski lawsuit sought the payment of benefits under the Pension Plan of Hercules Incorporated (the “Plan”), and alleged violations of the Employee Retirement Income Security Act, 29 U.S.C. §1001 et seq. (“ERISA”).  Under the Plan, eligible retirees of the Company may opt to receive a single cash payment of 51% of the present value of their accrued benefit (with the remaining 49% payable as a monthly annuity).  In the Stepnowski lawsuit, it was alleged that the Company’s adoption in 2002 of a new interest rate assumption used to determine the 51% cash payment constituted a breach of fiduciary duty and a violation of the anti-cutback requirements of ERISA, the Internal Revenue Code and the terms of the Plan, and that its communications to employees concerning the new interest rate assumption constituted a breach of fiduciary duty.  The Stepnowski lawsuit sought, among other things, the payment of additional benefits under ERISA (as well as costs and attorneys fees), and to compel the Company to use an interest rate assumption that is more favorable to eligible retirees.  In December 2005, a virtually identical purported class action lawsuit was filed in the same Court in a matter captioned Samuel J. Webster, et al. v. Hercules, Inc.; The Pension Plan of Hercules Inc.; The Hercules Inc. Finance Committee; and Edward V. Carrington, Hercules’ Vice President Human Resources, Civil Action No. 05-6404.  In January 2006, the Court consolidated the Stepnowski and Webster lawsuits for discovery and trial.  In March 2006, the Court certified the Webster action as a class action.  By Order dated April 20, 2006, the Court entered partial summary judgment in favor of plaintiffs, holding that while the interest rate change did not violate the anti-cutback provisions of ERISA, such change did violate provisions of the Plan, and ordered the Company to recalculate the lump sum pension benefit owed to class members by using the prior interest rate assumption (the “PBGC” rate, which was the rate used prior to the change to the new interest rate, as referenced above) to calculate benefits accrued through December 31, 2001, and the new interest rate (the “30-Year Treasury Bond” rate) for all benefits accrued after December 31, 2001.  That Order also required the Company to make certain payments to Mr. Stepnowski and Mr. Webster, with such payments representing the additional lump sum benefit payable as a result of the adjusted lump sum calculation described in the preceding sentence, plus interest.  On October 4, 2006, the parties entered into a settlement in principle to resolve both the Stepnowski lawsuit and Webster class action lawsuit.  Preliminary approval of the settlement was granted by the Court on December 4, 2006.  A hearing for final approval of the settlement was held on May 10, 2007, at which time the settlement was approved by the Court.  The main points of the settlement are: (1) each Class member’s lump sum will be computed using the 30-Year Treasury Bond rate applied to all eligible service through December 31, 2004 as the “floor,” plus 75% of the additional value gained, if any, by using the PBGC rate for that portion of eligible service accrued through December 31, 2001 (the Plan’s actuaries have estimated that the “present value” of the total settlement award is approximately $18 million, without consideration of additional interest payments); (2) each Class member who has already received a lump sum will also receive 3% interest, compounded annually, on his or her settlement award, from the date the original lump sum amount was paid until the settlement award has been paid; and (3) Plaintiffs’ counsel were granted fees and costs totaling $1.5 million, and the two named plaintiffs were granted incentive awards of $25,000 each, for a total of $1.55 million.  Of that amount, in June 2007, $0.3 million was paid by the Company, and the balance was paid by the pension plan.  The amounts paid by the pension plan will be credited against the present value of the aggregate settlement award and will reduce each Class member’s settlement award by the same percentage.

Acevedo, et al. v. Union Pacific Railroad Company, et al., Case No. C-4885-99-F, 332nd Judicial District Court, Hidalgo County, Texas (2001), and related lawsuits, are mass toxic tort lawsuits alleging pesticide exposure relating to operations at a former pesticide formulation facility in Mission, Texas.  There are currently approximately 1,900 plaintiffs and approximately 30 defendants, including the Company.  Plaintiffs include former workers at the pesticide formulation facility, and persons who currently reside, or in the past resided, near the facility.  All plaintiffs allege personal injuries and/or property damage.  The vast majority of the plaintiffs allege residential exposure to a variety of pesticide and chemical products as a result of leaks, spills, flooding, and airborne emissions from the pesticide formulation facility.  It is alleged that certain of the Company’s products were sold to or used by the pesticide formulation facility prior to its ceasing operations in 1967.  In November 2004, Defendants filed a Petition for a Writ of Mandamus in the Texas Supreme Court seeking to set aside an order consolidating the claims of certain plaintiffs for trial, and seeking to require the plaintiffs to provide certain evidence of exposure and injury before being permitted to proceed in court.  In response, the Texas Supreme Court issued a partial stay of the underlying litigation.  In November 2005, oral argument with respect to Defendants’ Petition for Writ of Mandamus was held before the Texas Supreme Court.  On June 15, 2007, the Texas Supreme Court issued an opinion captioned In Re Allied Chemical Corp., et al. (No. 04-1023), wherein the Texas Supreme Court supported the defendants’ arguments and required the trial court to require plaintiffs to provide evidence which specifically connects a defendant’s products with a plaintiff’s alleged personal injury, and then to provide to defendants a reasonable time to prepare for trial.  While it is not yet clear how that decision will impact this litigation, the Company believes that the decision will assist it in defending plaintiffs’ personal injury claims.  The Company continues to deny any liability to plaintiffs and intends to vigorously defend these matters.

The Company and others have been sued by approximately 550 former employees and employees of third-party contractors who allege hearing loss as a result of their having worked at plants located in or about Lake Charles, Louisiana.  The Company formerly owned and operated a plant in Lake Charles.  In July 2005, the Company and other defendants reached a settlement in principle with plaintiffs’ lawyers which provides for the resolution of these claims over a period of approximately two years, and since that time, a portion of these claims have been resolved.  The Company has accrued its remaining probable and reasonably estimable liability as a portion of the amount described in the paragraph below entitled “Amounts Accrued for Non-Asbestos Litigation.”  The lawsuits at issue are all pending in the 14th Judicial District Court of Calcasieu Parish, Louisiana, and are captioned as follows:  James Allee, et al. v. Canadianoxy Offshore Production Co., et al., Case No. 2001-4085, James Hollingsworth, et al. v. Hercules Inc., Civil Action No. 2001-4064, Joseph Kelley, et al. v. Canadianoxy Offshore Production Co., et al., Civil Action No. 98-2802, Robert Corbin, et al. v. Canadianoxy Offshore Production Co., et al., Civil Action No. 98-1097, Carl Belaire, et al. v. Bridgestone Firestone Inc., et al., Civil Action No. 2005-004369, Darrell Comeaux, et al. v Bridgestone/Firestone, Inc., et al., Civil Action No. 2006-2242, Howard Dejean, et al. v. Bridgestone/Firestone, Inc., et al., Civil Action No. 2006-6276, and Lloyd Guillory, et al v. Bridgestone/Firestone, et al., Civil Action No. 2007-002582.

Amounts Accrued for Non-Asbestos Litigation

During the period January 1, 2007 through June 30, 2007 no new accruals for non-asbestos and non-environmental litigation were established.  During that same time period, settlement payments for non-asbestos and non-environmental litigation were $2.0 million.  The June 30, 2007 Consolidated Balance Sheet reflects a current liability of $6.3 million for non-asbestos and non-environmental related litigation matters, representing management’s best estimate of the probable and reasonably estimable losses for such matters.  A separate liability is provided for the Vertac litigation.  While it is not feasible to predict the outcome of all pending legal proceedings, it is reasonably possible that an exposure to loss exists in excess of the amounts accrued for these and other matters, and the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

REACH, Regulation (EC) No. 1907/2006

On June 1, 2007, the European Union's regulations concerning the Registration, Evaluation, Authorization and Restriction of Chemicals (commonly referred to as "REACH"), Regulation (EC) No. 1907/2006, became effective.  This regulation requires manufacturers and importers into the European Union of certain chemicals to register those chemicals and to evaluate their potential impacts on human health and the environment.  Under REACH, the continued importation into the EU, manufacture and/or use of certain chemicals may be restricted, and manufacturers and importers of certain chemicals will be required to undertake evaluations of those chemicals, including toxicological and ecological evaluations.  The requirements of REACH are expected to be phased in over a period of years, and compliance with its requirements are anticipated to require expenditures and resource commitments by the Company, which could become material depending upon how various provisions of REACH are interpreted and implemented.  It is also possible that REACH could affect raw material supply, customer demand for certain products, and the Company's decision to continue to manufacture and sell certain products.

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

Stock Options

The fair value of stock option awards granted is estimated on the date of grant using the Black-Scholes option pricing model and the weighted-average assumptions in the following table:

	2007	2006
Expected volatility	30.00%	30.10%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	6.0	6.0
Risk-free interest rate	4.68%	4.60%

A summary of stock option activity under the Plans as of June 30, 2007 and changes during the six months then ended is presented as follows:
	Regular		Performance Accelerated
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted-Average Price
Outstanding at December 31, 2006	4,677,295	$23.22	720,990	$40.75
Granted	230,133	21.04	—	—
Exercised	(343,822)	14.39	—	—
Forfeited	(772,120)	38.86	(208,500)	40.20
Outstanding at June 30, 2007	3,791,486	$20.71	512,490	$40.97
Exercisable at June 30, 2007	3,212,954	$21.53	27,290	$38.75

Restricted Stock Awards

A summary of restricted stock award activity under the Plans as of June 30, 2007 and changes during the six months then ended is presented as follows:
	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	2,057,408	$12.05
Granted	367,677	20.90
Vested(1)	(597,524)	11.88
Forfeited	(5,312)	19.49
Outstanding at June 30, 2007	1,822,249	$13.87

(1)Includes 547,113 shares attributable to the accelerated vesting of certain 2004 restricted stock awards due to the achievement of specific share price performance benchmarks upon the February 2007 anniversary date.

The following supplemental disclosures are provided with respect to the Company’s stock option and restricted stock award plans:
	June 30, 2007	December 31, 2006
Unrecognized compensation cost:
Stock options	$2.6	$1.6
Restricted stock	$14.7	$12.9
Weighted-average remaining periods for recognition (years):
Stock options	1.9	1.9
Restricted stock	3.8	3.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Compensation cost recognized:
Stock options	$0.5	$0.7	$1.0	$1.0
Restricted stock (1)	$1.2	$1.0	$5.0	$1.9

Fair value of options granted (per share)	$—	$5.40	$8.26	$4.60
Intrinsic value of options exercised	$0.4	$1.1	$1.8	$1.1
Tax benefits recognized in Additional paid-in capital:
Stock options	$0.1	$0.3	$0.6	$0.3
Restricted stock	$0.1	$0.1	$1.8	$0.3

(1)The six months ended June 30, 2007 includes approximately $3 million attributable to the accelerated vesting of certain 2004 restricted stock awards due to the achievement of specific share-price performance benchmarks upon the February 2007 anniversary date.

9.        Supplemental Financial Statement Disclosures

	June 30, 2007	December 31, 2006
Accounts receivable, gross	$381.4	$332.2
Allowance for doubtful accounts	(4.7)	(5.6)
Accounts receivable, net	$376.7	$326.6

Inventories:
Finished goods	$123.0	$115.4
Raw materials and work-in-process	77.7	73.3
Supplies	22.5	21.9
	$223.2	$210.6

Property, plant and equipment:
Land	$16.4	$16.4
Buildings and equipment	1,636.2	1,643.0
Construction in progress	106.3	85.0
	1,758.9	1,744.4
Accumulated depreciation and amortization	(1,145.9)	(1,144.0)
Property, plant and equipment, net	$613.0	$600.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Depreciation:
Included in Cost of sales and Selling, general and administrative (“SG&A”) expenses	$17.6	$16.9	$34.4	$33.0
Accelerated depreciation included in Other operating expense, net	0.2	0.9	0.5	3.9
	$17.8	$17.8	$34.9	$36.9

Amortization:
Intangible assets	$1.9	$2.0	$3.7	$3.6
Capitalized software (normal basis) included in SG&A expenses	3.9	3.7	7.7	7.4
Accelerated amortization of capitalized software included in Other operating expense, net	3.4	—	6.9	—
Deferred financing costs included in Interest and debt expense	0.4	0.2	0.8	0.7
	$9.6	$5.9	$19.1	$11.7
Cash paid during the period for:
Interest	$20.2	$30.8	$33.6	$45.8
Income taxes, net of refunds received	(178.7)	11.0	(171.6)	19.3
Non-cash investing and financing activities:
De-consolidation of debt issued by FiberVisions	—	—	—	90.0
De-consolidation of FiberVisions capitalized debt issuance costs	—	—	—	(6.3)
Incentive and other share-based compensation plan issuances	1.3	0.4	8.9	11.8

10.           Restructuring Programs

A summary of the charges included in Other operating expense, net incurred during 2007 in connection with restructuring programs as well as an allocation to the reporting segments is provided as follows:
	Severance	Other Exit Costs	Asset Charges	Total
Research and development consolidation	$0.5	$0.1	$0.3	$0.9
Manufacturing and Alliance-related rationalization	0.4	0.2	0.2	0.8
Business segment realignment	0.4	—	—	0.4
Business Infrastructure Project	9.7	3.5	6.9	20.1
Total by restructuring program	$11.0	$3.8	$7.4	$22.2

Paper Technologies and Ventures	0.4	0.3	0.3	1.0
Aqualon Group	0.4	—	—	0.4
Corporate	10.2	3.5	7.1	20.8
Total by reporting segment	$11.0	$3.8	$7.4	$22.2

The restructuring programs listed in the table above were all initiated in 2006 or prior years.  The charges recorded during the six months ended June 30, 2007 primarily reflect severance and termination benefits which are being accrued over periods during which affected employees are required to provide continuing services in connection with the related program.  In addition, other exit costs, including transition services, employee relocation and site closure expenses, among others are charged as incurred.  A minimal number of employees were added to the severance plans associated with these programs during the six months ended June 30, 2007.  Approximately $8 million of additional charges are expected to be accrued through 2009 resulting in approximately $25 million of future cash payments primarily in 2007 and 2008 with certain amounts continuing into 2010.

Asset charges recorded during the six months ended June 30, 2007 include accelerated depreciation for certain assets at the Company’s Wilmington, Delaware research facility in connection with construction programs attributable to the Research and development consolidation program and certain production assets at various domestic PTV manufacturing facilities in connection with the planned transfer of production activities in accordance with the rosin-based sizing product alliance with MeadWestvaco.  Also included is $6.9 million of accelerated amortization charges attributable to capitalized software development costs associated with the Company’s information technology platform, which is in the process of undergoing a substantial technical upgrade that is expected to continue through the second quarter of 2008.  Accordingly, charges resulting in additional accelerated amortization of approximately $12 million will continue to be recorded through the second quarter of 2008.

A reconciliation of activity with respect to the accrued liabilities for the plans described above is as follows:

	Six Months Ended June 30,
	2007	2006
Balance at beginning of period	$10.5	$16.6
Accrued charges for severance and related benefits	11.0	10.9
Accrued charges for other exit and restructuring costs	3.3	0.8
Cash payments	(7.6)	(13.4)
Other, including foreign currency translation	0.3	0.4
Balance at end of period	$17.5	$15.3

In addition, the Company made cash payments of $0.5 million and $1.2 million during the six months ended June 30, 2007 and 2006, respectively, for certain exit costs that have been paid as incurred and are not included in the reconciliation of accrued restructuring liabilities above.

In connection with the substantial completion of the Research and development consolidation program, the Company is in the process of marketing its former facility in Jacksonville, Florida.  This facility, with a carrying value of $7.7 million, is reflected as an asset held for sale and is included in the caption “Other current assets” on the Consolidated Balance Sheet as of June 30, 2007.

11.	Other Operating Expense, Net

Other operating expense, net consists of the following:
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Severance, restructuring and other exit costs, net	$6.2	$5.6	$14.8	$12.9
Accelerated depreciation and amortization	3.7	0.9	7.4	3.9
Legal settlements	—	1.5	(0.2)	(2.1)
Environmental charges	0.1	0.1	0.2	0.2
(Gains) losses on asset dispositions, net	(4.1)	—	(4.0)	(0.1)
Dismantlement costs	1.0	0.4	1.7	0.6
Other miscellaneous charges, net	0.7	0.1	0.8	0.4
	$7.6	$8.6	$20.7	$15.8

12.	Other Expense, Net

Other expense, net consists of the following:
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Asbestos-related costs, net	$2.2	$2.3	$4.3	$4.5
Loss on sale of 51% interest in FiberVisions	(0.1)	5.5	(0.3)	10.6
Loss on repurchase of debt	—	10.5	—	11.9
Environmental charges	1.4	0.8	2.9	2.1
Litigation settlements and accruals	13.8	1.4	14.5	2.1
Gains on asset dispositions, net	(0.4)	—	(0.4)	—
Other, net	(1.2)	0.6	(2.0)	0.5
	$15.7	$21.1	$19.0	$31.7

13.	Income Taxes

Benefit/Provision for Income Taxes

For the three months ended June 30, 2007, the Company recognized pretax income of $23.5 million and a tax benefit of $11.5 million while the six months ended June 30, 2007 reflects pre-tax income of $61.4 million and a tax benefit of $48.1 million.  The most significant discrete items during the 2007 three month period were an incremental benefit adjustment of $12.8 million related to the IRS audits for the years 1993 through 2003 (the “IRS final audit resolution”) and a $1.9 million benefit for expected state tax refunds. The tax benefit for the 2007 six month period includes the following discrete items: (i) a $60.1 million benefit related to the IRS final audit resolution and resulting interest income; (ii) a $1.9 million benefit for expected state income tax refunds resulting from the settlement of years 1993 through 2003; (iii) a net $0.5 million benefit for other changes in international and state income tax reserves; and (iv) a $0.2 million charge related to income tax law changes enacted in China.  The full year effective tax rate for 2007 is estimated to be (15)%.

The Company recognized a pretax loss of $78.2 million and a tax benefit of $27.5 million for the three months ended June 30, 2006 and a pretax loss of $52.6 million and a tax benefit of $16.8 million for the six months ended June 30, 2006.  The 2006 six month effective tax rate of 32% reflects charges attributable to the valuation allowance for the loss on the sale of FiberVisions, a provision related to undistributed foreign earnings triggered by the sale, and a benefit related to the Vertac litigation charge (see Note 7).

Resolution of Income Tax Matters

During the first quarter of 2007, the Company reached agreement with the IRS on all remaining income tax matters for the years 1993 through 2003. During the second quarter of 2007, the Company was able to increase its expected refund of interest through the application of various income tax deposits and overpayments to the final tax liabilities for the years 1993 through 2003. As a result, an additional benefit of $60.1 million, including interest, was recorded over and above those amounts recorded during the fourth quarter of 2006. The Company expects to receive a total of approximately $242 million, including interest, during 2007 as a result of the settlement with the IRS.  In addition, the Company expects to receive approximately $3 million in state income tax refunds as a result of the resolution of tax years 1993 through 2003. Through the six months ended June 30, 2007, the Company has received $198.5 million related to the federal and state income tax matters. The remainder is expected to be received during the second half of 2007 and is reflected on the Consolidated Balance Sheet as of June 30, 2007 within Current assets.

Adoption of FIN 48

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007.  In accordance with the transition provisions of FIN 48, the Company recorded an increase to its beginning balance of retained earnings in the amount of $1.9 million with a corresponding decrease to certain state income tax reserves included in the caption Deferred credits and other liabilities.

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

In addition to the impact on the Company’s balance sheet, the Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities.  The total amount of interest and penalties recognized in the Consolidated Balance Sheet as of January 1, 2007 was $15.2 million.

14.	Earnings (Loss) Per Share

The following table provides the weighted-average number of common shares (in millions) used in computing basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average number of common shares outstanding – Basic	114.6	110.8	114.3	110.5
Dilutive effect of:
Convertible debentures	0.2	0.2	0.2	0.2
Share-based compensation plans	0.5	0.6	0.5	0.4
Weighted-average number of common shares outstanding - Diluted	115.3	111.6	115.0	111.1

Items excluded from computation of diluted earnings per share (exercise price exceeds market value):
Options to purchase common stock	1.9	4.9	1.9	5.2
Warrants to purchase common stock	6.6	6.7	6.6	6.7
	8.5	11.6	8.5	11.9

As a result of the losses incurred during the three and six months ended June 30, 2006, 110.8 million and 110.5 million shares are used for the purposes of computing both basic and diluted earnings per share, respectively, as the utilization of the calculated amounts for diluted shares of 111.6 million and 111.1 million, respectively, would be anti-dilutive.

15.           Reporting Segment Information

A summary of reporting segment data is provided below:
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales:
Paper Technology and Ventures	$288.3	$266.4	$571.5	$520.6
Aqualon Group	260.7	234.6	479.8	438.5
FiberVisions	—	—	—	69.2
	$549.0	$501.0	$1,051.3	$1,028.3

Profit from operations(1):
Paper Technology and Ventures	$26.2	$16.6	$54.2	$31.2
Aqualon Group	57.7	54.7	105.3	94.2
FiberVisions	—	—	—	0.5
Corporate items (2)	(9.4)	(5.7)	(25.1)	(3.4)
	$74.5	$65.6	$134.4	$122.5

Depreciation and amortization:
Paper Technology and Ventures	$10.2	$10.8	$20.3	$23.5
Aqualon Group	12.0	11.1	23.2	21.1
Corporate items	5.2	1.8	10.5	4.0
	$27.4	$23.7	$54.0	$48.6

Research and development:
Paper Technology and Ventures	$4.3	$4.6	$8.7	$9.0
Aqualon Group	6.5	4.6	12.4	9.3
FiberVisions	—	—	—	0.4
Corporate items	0.2	0.2	0.3	0.3
	$11.0	$9.4	$21.4	$19.0

Capital expenditures:
Paper Technology and Ventures	$10.0	$3.7	$15.0	$6.5
Aqualon Group	16.7	8.1	35.1	12.3
Corporate items	2.9	3.0	3.7	4.1
	$29.6	$14.8	$53.8	$22.9

(1)Normal depreciation incurred by Corporate is allocated to the business segments in the determination of Profit from operations.

(2)Corporate items include severance, restructuring and other exit costs, accelerated depreciation and amortization, primarily related to the Business Infrastructure Project, and certain other items that have not  been allocated to the business segments.

16.           Financial Instruments and Risk Management, Including Derivatives

The Company selectively uses foreign currency forward contracts and currency swaps to offset the effects of foreign currency exchange rate changes on reported earnings, cash flow and net asset positions.  During the six months ended June 30, 2007 the Company recorded $0.4 million as a component of Other expense, net representing the net loss due to underlying foreign currency exposures net of the impact of foreign currency contracts.  An insignificant amount was reflected during the three months ended June 30, 2007. The three and six months ended June 30, 2006 included $1.0 million and $1.5 million, respectively, of net losses attributable to foreign currency exposures. The Company also uses cross-currency interest rate swaps to hedge the Company’s foreign currency exposure associated with its net investment in certain foreign operations that utilize the Euro as their functional currency.  The notional amount of the swaps is $500/€420.2 million and requires payment of EURIBOR + 1.59% and receipt of LIBOR + 1.50%.  During the three and six months ended June 30, 2007, the Company recorded $0.8 million and $2.0 million, respectively, as a reduction to Interest and debt expense representing the net amount received from the swaps in excess of amounts paid. The prior year periods ended June 30, 2006 included $2.2 million and $3.0 million, respectively, of net reductions to Interest and debt expense attributable to the swaps.

The following table presents the net carrying amounts and fair values of the Company’s financial instruments and derivatives as well as the balance sheet caption in which they are included:

	June 30, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Deferred charges and other assets:
Investment securities available for sale	$2.6	$2.6	$2.6	$2.6
Foreign exchange contracts, net	0.1	0.1	(0.1)	(0.1)
Current and long-term debt obligations	959.1	909.1	995.5	964.2
Deferred credits and other liabilities:
Cross currency interest rate swaps	64.7	64.7	53.2	53.2

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

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2007
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$155.4	$116.5	$326.1	$(49.0)	$549.0
Cost of sales	109.6	82.0	216.7	(49.5)	358.8
Selling, general and administrative expenses	25.8	31.0	38.4	—	95.2
Research and development	4.5	5.2	1.3	—	11.0
Intangible asset amortization	1.5	0.2	0.2	—	1.9
Other operating expense (income), net	10.0	0.8	(3.2)	—	7.6

Profit (loss) from operations	4.0	(2.7)	72.7	0.5	74.5
Interest and debt expense (income), net	46.7	(30.3)	1.4	—	17.8
Vertac response costs and litigation charges	17.5	—	—	—	17.5
Other expense (income), net	15.2	0.8	(0.5)	0.2	15.7
Income (loss) before income taxes, minority interests and equity (loss) income	(75.4)	26.8	71.8	0.3	23.5
(Benefit) provision for income taxes	(33.8)	9.1	13.1	0.1	(11.5)
Income (loss) before minority interests and equity (loss) income	(41.6)	17.7	58.7	0.2	35.0
Minority interests in earnings of consolidated subsidiaries	—	—	(0.5)	—	(0.5)
Equity (loss) income of affiliated companies	—	(0.2)	0.8	(0.6)	—
Equity income (loss) from consolidated subsidiaries	76.1	—	—	(76.1)	—
Net income	$34.5	$17.5	$59.0	$(76.5)	$34.5

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2007
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$310.0	$225.4	$611.3	$(95.4)	$1,051.3
Cost of sales	217.8	157.8	402.4	(95.8)	682.2
Selling, general and administrative expenses	52.1	63.2	73.6	—	188.9
Research and development	9.1	9.7	2.6	—	21.4
Intangible asset amortization	3.0	0.4	0.3	—	3.7
Other operating expense (income), net	21.9	0.9	(2.1)	—	20.7

Profit (loss) from operations	6.1	(6.6)	134.5	0.4	134.4
Interest and debt expense (income), net	91.9	(59.3)	2.4	—	35.0
Vertac response costs and litigation charges	19.0	—	—	—	19.0
Other expense, net	17.2	1.8	—	—	19.0
Income (loss) before income taxes, minority interests and equity (loss) income	(122.0)	50.9	132.1	0.4	61.4
(Benefit) provision for income taxes	(92.7)	17.9	26.5	0.2	(48.1)
Income (loss) before minority interests and equity (loss) income	(29.3)	33.0	105.6	0.2	109.5
Minority interests in earnings of consolidated subsidiaries	—	—	(1.0)	—	(1.0)
Equity (loss) income of affiliated companies	—	(0.5)	1.0	(1.0)	(0.5)
Equity income (loss) from consolidated subsidiaries	137.3	—	—	(137.3)	—
Net income	$108.0	$32.5	$105.6	$(138.1)	$108.0

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2006
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$148.1	$114.3	$281.5	$(42.9)	$501.0
Cost of sales	104.0	80.4	183.7	(43.4)	324.7
Selling, general and administrative expenses	27.2	26.0	37.5	—	90.7
Research and development	4.7	4.1	0.6	—	9.4
Intangible asset amortization	1.5	0.4	0.1	—	2.0
Other operating expense (income), net	5.9	(1.0)	3.7	—	8.6

Profit from operations	4.8	4.4	55.9	0.5	65.6
Interest and debt expense (income), net	41.3	(24.8)	0.2	—	16.7
Vertac response costs and litigation charges	106.0	—	—	—	106.0
Other expense, net	18.8	2.1	0.2	—	21.1
(Loss) income before income taxes, minority interests and equity (loss) income	(161.3)	27.1	55.5	0.5	(78.2)
(Benefit) provision for income taxes	(52.1)	9.6	14.7	0.3	(27.5)
(Loss) income before minority interests and equity (loss) income	(109.2)	17.5	40.8	0.2	(50.7)
Minority interests in earnings of consolidated subsidiaries	—	—	(0.3)	—	(0.3)
Equity (loss) income of affiliated companies	—	(1.0)	0.7	(0.3)	(0.6)
Equity income (loss) from consolidated subsidiaries	57.6	(2.5)	2.5	(57.6)	—
Net (loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(51.6)	14.0	43.7	(57.7)	(51.6)
Net loss from discontinued operations, net of tax	(0.7)	—	—	—	(0.7)
Net (loss) income before cumulative effect of change in accounting principle	(52.3)	14.0	43.7	(57.7)	(52.3)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—
Net (loss) income	$(52.3)	$14.0	$43.7	$(57.7)	$(52.3)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2006
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$288.5	$254.1	$567.6	$(81.9)	$1,028.3
Cost of sales	201.6	185.7	380.6	(82.5)	685.4
Selling, general and administrative expenses	50.6	58.3	73.1	—	182.0
Research and development	9.3	8.6	1.1	—	19.0
Intangible asset amortization	3.0	0.4	0.2	—	3.6
Other operating expense, net	4.6	1.7	9.5	—	15.8

Profit (loss) from operations	19.4	(0.6)	103.1	0.6	122.5
Interest and debt expense (income), net	84.7	(47.8)	0.5	—	37.4
Vertac response costs and litigation charges	106.0	—	—	—	106.0
Other expense, net	27.7	3.6	0.4	—	31.7
(Loss) income before income taxes, minority interests and equity (loss) income	(199.0)	43.6	102.2	0.6	(52.6)
(Benefit) provision for income taxes	(53.8)	15.6	21.1	0.3	(16.8)
(Loss) income before minority interests and equity (loss) income	(145.2)	28.0	81.1	0.3	(35.8)
Minority interests in earnings of consolidated subsidiaries	—	—	(0.4)	—	(0.4)
Equity (loss) income of affiliated companies	—	(1.1)	0.4	(0.3)	(1.0)
Equity income (loss) from consolidated subsidiaries	108.0	0.5	(0.8)	(107.7)	—
Net (loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(37.2)	27.4	80.3	(107.7)	(37.2)
Net loss from discontinued operations, net of tax	(1.3)	—	—	—	(1.3)
Net (loss) income before cumulative effect of change in accounting principle	(38.5)	27.4	80.3	(107.7)	(38.5)
Cumulative effect of change in accounting principle, net of tax	0.9	—	—	—	0.9
Net (loss) income	$(37.6)	$27.4	$80.3	$(107.7)	$(37.6)

Condensed Consolidating Balance Sheet
As of June 30, 2007
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
Assets	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current assets
Cash and cash equivalents	$124.3	$1.2	$112.4	$—	$237.9
Accounts receivable, net	66.9	47.0	260.5	2.3	376.7
Intercompany receivables (payables)	66.1	12.7	(3.0)	(75.8)	—
Inventories	57.9	71.8	94.5	(1.0)	223.2
Deferred income taxes	26.4	2.9	8.2	—	37.5
Income taxes receivable	49.2	—	—	—	49.2
Other current assets	21.0	2.8	20.9	—	44.7
Total current assets	411.8	138.4	493.5	(74.5)	969.2
Property, plant and equipment, net	130.4	144.6	338.0	—	613.0
Investments in subsidiaries and advances, net	2,678.2	84.8	—	(2,763.0)	—
Intangible assets, net	129.3	2.6	11.0	—	142.9
Goodwill	58.8	37.6	399.7	—	496.1
Deferred income taxes	373.9	—	18.5	(2.8)	389.6
Asbestos-related assets	37.6	—	—	—	37.6
Deferred charges and other assets	75.1	29.1	21.1	0.2	125.5
Total assets	$3,895.1	$437.1	$1,281.8	$(2,840.1)	$2,773.9
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$54.9	$35.5	$113.8	$—	$204.2
Intercompany payables	2.1	46.9	24.6	(73.6)	—
Asbestos-related liabilities	30.0	—	—	—	30.0
Current debt obligations	104.2	—	21.9	—	126.1
Vertac litigation liability	18.7	—	—	—	18.7
Accrued expenses	50.8	98.0	58.5	—	207.3
Deferred income taxes	—	—	11.6	—	11.6
Total current liabilities	260.7	180.4	230.4	(73.6)	597.9
Long-term debt	806.7	—	26.3	—	833.0
Deferred income taxes	—	3.1	73.1	(2.8)	73.4
Pension obligations	172.5	—	55.9	—	228.4
Other postretirement benefit obligations	135.6	—	3.2	—	138.8
Deferred credits and other liabilities	220.1	15.2	17.4	—	252.7
Asbestos-related liabilities	232.5	—	—	—	232.5
Intercompany notes payable (receivable)	1,663.5	(1,484.9)	(178.8)	0.2	—
Minority interests	—	—	13.7	—	13.7
Total stockholders' equity	403.5	1,723.3	1,040.6	(2,763.9)	403.5
Total liabilities and stockholders' equity	$3,895.1	$437.1	$1,281.8	$(2,840.1)	$2,773.9

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2007
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By Operating Activities	$164.0	$74.6	$65.9	$(164.0)	$140.5
Cash Flow From Investing Activities:
Capital expenditures	(9.1)	(18.8)	(25.9)	—	(53.8)
Acquisitions and investments, net	—	(0.9)	—	—	(0.9)
Proceeds from sale of 51% interest in FiberVisions, net of transaction costs	(1.2)	—	—	—	(1.2)
Proceeds of asset disposals, net of transaction costs	—	—	11.4	—	11.4
Other, net	(0.1)	—	—	—	(0.1)
Net cash used in investing activities	(10.4)	(19.7)	(14.5)	—	(44.6)
Cash Flow From Financing Activities:
Long-term debt proceeds	—	—	3.3	—	3.3
Long-term debt payments	(47.0)	—	—	—	(47.0)
Change in short-term debt	—	—	5.8	—	5.8
Change in intercompany advances	(79.0)	(54.2)	(26.4)	159.6	—
Proceeds from the exercise of stock options	4.9	—	—	—	4.9
Dividends paid	—	—	(4.4)	4.4	—
Other, net	2.1	—	—	—	2.1
Net cash used in financing activities	(119.0)	(54.2)	(21.7)	164.0	(30.9)
Effect of exchange rate changes on cash	—	—	1.1	—	1.1
Net increase in cash and cash equivalents	34.6	0.7	30.8	—	66.1
Cash and cash equivalents - beginning of period	89.7	0.5	81.6	—	171.8
Cash and cash equivalents - end of period	$124.3	$1.2	$112.4	$—	$237.9

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2006
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By (Used In) Operating Activities	$(64.4)	$71.7	$365.8	$(309.1)	$64.0
Cash Flow From Investing Activities:
Capital expenditures	(5.9)	(8.6)	(8.4)	—	(22.9)
Acquisitions and investments, net	—	(22.7)	(3.4)	—	(26.1)
Proceeds from sale of 51% interest in FiberVisions, net	25.1	—	—	—	25.1
Proceeds of asset disposals, net of transaction costs	—	0.1	0.2	—	0.3
Other, net	(0.2)	—	(0.8)	—	(1.0)
Net cash (used in) provided by investing activities	19.0	(31.2)	(12.4)	—	(24.6)
Cash Flow From Financing Activities:
Long-term debt issued by FiberVisions, net of issuance costs	83.7	—	—	—	83.7
Long-term debt payments	(115.9)	—	(6.8)	—	(122.7)
Change in short-term debt	—	—	(0.8)	—	(0.8)
Change in intercompany advances	77.8	(41.0).	(246.6)	209.8	—
Proceeds from the exercise of stock options	3.5	—	—	—	3.5
Dividends paid	—	—	(99.3)	99.3	—
Other, net	0.4	—	—	—	0.4
Net cash (used in) provided by financing activities	49.5	(41.0)	(353.5)	309.1	(35.9)
Effect of exchange rate changes on cash	—	—	1.1	—	1.1
Net increase (decrease) in cash and cash equivalents	4.1	(0.5)	1.0	—	4.6
Cash and cash equivalents - beginning of period	6.5	1.0	69.8	—	77.3
Cash and cash equivalents - end of period	$10.6	$0.5	$70.8	$—	$81.9

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as:  ability to generate cash, changes in tax laws, regulations and/or rates or changes resulting from ongoing reviews of tax liabilities, ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, the success of outsourcing initiatives, ability to execute and integrate acquisitions, ability to raise product prices, ability to execute divestitures, ability to realign business portfolio and segments, ability to achieve growth in earnings and cash flows, business climate, business performance, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risk in developing new products and technologies, risk in developing new market opportunities, environmental and safety regulations and clean-up costs, foreign exchange rates and exchange control regulations, foreign investment laws, the impact of changes in the value of pension fund assets and liabilities, ability to complete changes in pension asset allocations and reduce pension funding requirements, changes in generally accepted accounting principles, legislative changes, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, the financial capacity of settling insurers, the impact of increased accruals and reserves for such exposures, the outcome of litigation and appeals, including the ability to obtain judicial review of adverse litigation results, and adverse changes in economic and political climates around the world, including terrorist activities, international hostilities, governmental instabilities and potential natural disasters.  Accordingly, there can be no assurance that the Company will meet future results, performance or achievements, expressed or implied by such forward-looking statements, or continue the share repurchase program or the payment of dividends.  As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission.  The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are among those which identify forward-looking statements.  This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update, except as may be required by law.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.  All references to individual Notes refer to Notes to the Consolidated Financial Statements. Within the following discussion, unless otherwise stated “quarter” and “three-month period” refer to the second quarter of 2007 and the three months ended June 30, 2007.  All comparisons are with the corresponding period in the previous year, unless otherwise stated. All dollar amount references and tables are in millions.

Business Overview

Business Profile – Market and Geographic Concentration

Hercules is a global solutions provider of specialty chemicals, services and applied chemistry expertise primarily for water-based products and water-borne systems. The Company serves a number of markets including  pulp and paper, the regulated industries of food, pharmaceuticals and personal care, paints and adhesives, construction materials and energy.

More than 50% of the Company’s revenues are generated outside of North America.  Net sales by region expressed as a percentage of total net sales for the three and six months ended June 30, 2007 and 2006 were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
North America	46%	48%	48%	49%
Europe	37%	35%	36%	34%
Asia Pacific	12%	12%	11%	11%
Latin America	5%	5%	5%	6%
Consolidated	100%	100%	100%	100%

Business Segments

The Company operates through two active reportable segments: Paper Technologies and Ventures (“PTV”) and the Aqualon Group (“Aqualon”).  PTV includes the following business units: Paper Technologies and the Venture businesses -Pulping chemicals, Water Treatment chemicals, Lubricants, and Building and Converted products. Aqualon includes the following business units: Coatings and Construction, Regulated Industries, and Energy and Specialty Solutions.

 A reporting segment is also maintained for FiberVisions for historical reporting purposes reflecting the Company’s consolidation of this business through March 31, 2006.  The Company currently holds a 49% ownership interest in the FiberVisions business with a book value of approximately $22 million.  The consolidated results of operations for the six months ended June 30, 2006 reflect the Company’s 100% ownership of this business through March 31, 2006.

Net sales for the three and six months ended June 30, 2007 and 2006 as a percent of total net sales, by segment, were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Paper Technologies and Ventures	53%	53%	54%	51%
Aqualon Group	47%	47%	46%	43%
FiberVisions	—	—	—	6%
Consolidated	100%	100%	100%	100%

Key Developments

The following strategic business and corporate actions and financial reporting developments had an impact on the Company’s results of operations and financial position as well as the overall presentation of financial information:  (1) formal signing and initiation of offshoring and outsourcing agreements as well as continued progress applicable to the Business Infrastructure Project, (2) formal agreement with the Internal Revenue Service (“IRS”) regarding the resolution of certain income tax matters and the receipt of a substantial portion of estimated tax refunds, (3) resolution and settlement of significant legacy litigation and environmental matters and (4) the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  A discussion of these developments follows.

Business Infrastructure Project

On January 16, 2007, the Company signed outsourcing agreements with Genpact International, HCL America Inc. and HCL Technologies Limited and proceeded with plans to transition certain corporate and business support activities and services in connection with the Company’s previously disclosed Business Infrastructure Project. Activities associated with these agreements, as well as those with other service providers initiated during 2006, are operational and progressing in various phases of transition as contemplated in the project plans. During these transitional periods, the Company is incurring restructuring and severance charges, exit costs and other related implementation charges as well as accelerated amortization. A total of $20.1 million of such charges have been recorded through the six months ended June 30, 2007. Additional detail is provided in Note 10 to the Consolidated Financial Statements.

Resolution of Income Tax Matters and Receipt of Estimated Refunds

During 2007, the Company reached agreement with the IRS on all remaining income tax matters for the years 1993 through 2003  resulting in the recording of an additional benefit of $60.1 million, including interest, over and above those amounts recorded during the fourth quarter of 2006. In addition, the Company has received approximately $198 million of an estimated $242 million in federal income tax refunds, including interest, during the first half of 2007. These matters are discussed in greater detail in Note 13 to the Consolidated Financial Statements and within the discussion of Liquidity and Capital Resources that follows.

Resolution and Settlement of Legacy Litigation and Environmental Matters

During May 2007, the Company paid $124.5 million in connection with the lawsuit captioned United States of America v. Vertac Corp. et al. (Civil No. 4:80CV00109 GH, U.S. District Court, Eastern District of Arkansas, Western Division) (the “Vertac litigation”). Significant charges for this matter were recorded in prior periods resulting in only the accrual of periodic interest and the eventual cash impact of the payment impacting the 2007 financial statements. However, the Company received notification from the government in July 2007 with respect to the recovery of additional response costs at the Vertac site with the Company’s proportionate share totaling $18.7 million. The Company recorded a charge for the full amount for the three and six months ended June 30, 2007. Additional information regarding this matter is provided in Note 7 to the Consolidated Financial Statements.

In addition, the Company reached a settlement in principle with the United States Navy in connection with environmental issues at the Alleghany Ballistics Laboratory site (the “ABL matter”). The settlement in principle resulted in the recording of a charge during the second quarter of 2007 for approximately $13 million, which is expected be paid during the third quarter of 2007.

Adoption of FIN 48

The Company adopted FIN 48 effective January 1, 2007 and recorded $1.9 million as an adjustment to its beginning balance of retained earnings and a corresponding decrease to its income tax reserves recorded in the balance sheet caption Deferred credits and other liabilities in accordance with the required transition provisions.  The Company has identified $40.4 million of unrecognized tax benefits as of January 1, 2007.  Additional information regarding the adoption of FIN 48 is provided in Note 13 to the Consolidated Financial Statements.

Critical Accounting Estimates

Reference is made to the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2006 for a complete description of the Company’s critical accounting estimates.  However, the following developments are discussed below with respect to their applicability during the three and six months ended June 30, 2007 and future periods.

Pension and Other Postretirement Benefits

In accordance with Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (“SFAS 158”), prior service costs and credits, actuarial gains and losses and transition obligations attributable to the Company’s pension and other postretirement benefit plans have been recorded in Accumulated other comprehensive losses (“AOCL”) within Stockholders’ equity effective with the adoption of SFAS 158.  These amounts are to be amortized from AOCL as a component of net periodic benefit expense. In addition, any gains and losses and prior service costs or credits that arise subsequent to the adoption of SFAS 158 are required to be recognized as a component of Other comprehensive income and ultimately reflected in AOCL similar to amounts recognized upon the adoption of SFAS 158.  These amounts are also subject to subsequent amortization as a component of net periodic benefit expense.  With respect to the amortization of those amounts from AOCL that are denominated in currencies other than the U.S. dollar, the Company has applied a “current rate” approach whereby the amounts are translated at the current exchange rate in effect for the period in which the reclassification from AOCL to net income occurs.

Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, the Company recognizes share-based compensation cost based on the number of awards expected to vest.  This accounting methodology implicitly requires a process to estimate forfeitures of awards. The Company has a policy to review its estimate of award forfeitures on an annual basis or when specific facts and circumstances warrant additional review.  The review is primarily based on historical experience and provides for estimated rates applicable to Company officers and all other employees, respectively.  Prior to 2007, the Company had estimated different rates for these two employee groups.  Based on its most recent annual review, actual experience rates and other factors have resulted in the convergence of the estimated forfeiture rates for the two employee groups.  However, future reviews will continue to assess the groups independently.  The change in estimated forfeiture rates will result in total share-based compensation cost that is lower by less than $1 million than that which would have been recorded had the change in estimate not occurred for 2007.

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

Results of Operations – Consolidated Review

A comparative analysis, by line item, of the Statement of Operations is provided as follows for the three and six months ended June 30, 2007 and 2006:

	Three Months			Six Months
	2007	2006	Change	2007	2006	Change
Net sales	$549.0	$501.0	$48.0	$1,051.3	$1,028.3	$23.0

Net sales for the three months ended June 30, 2007 increased 10% from the prior year period primarily as a result of higher volume of $37.5 million, or 7%, higher pricing of $7.3 million, or 1%, and $15.4 million, or 3%, related to higher rates of exchange.  These increases were partially offset by an unfavorable product mix of $12.2 million, or 1%.  The Company increased sales in all of its business units reflecting overall volume growth, particularly in emerging markets, and pricing growth to continue efforts to recover higher raw material, transportation and energy costs.  In addition, the sales growth reflects continued development and introduction of new products as well as the utilization of expanded production capacity, particularly in the Aqualon segment. The rate of exchange impact is primarily attributable to continued strengthening of the Euro versus the U.S. Dollar (“USD”).  Accordingly, the average Euro/USD exchange rate was approximately 8% higher during the 2007 period.

Net sales for the six months ended June 30, 2007 increased 2% from the prior year period despite the absence of  $69.2 million of FiberVisions sales which continued in the prior year period through March 31, 2006. Excluding the impact of FiberVisions, Net sales increased approximately 10%, or $92.2 million, as compared to the prior year period.  The increase is attributable to higher volume of $65.6 million, or 7%, higher pricing of $15.9 million, or 1%, and $29.8 million, or 3%, related to higher rates of exchange.  These increases were partially offset by an unfavorable product mix of $19.1 million, or 1%.  The trends for the six month period are generally similar to that of the three month period with higher volume reflecting continued organic business growth and the higher rate of exchange impact highlighting a continuously weakening U.S. Dollar.

The table below reflects Net sales per region and the percentage change from the prior year periods as well as the percentage change excluding the impact of rates of exchange (“ROE”):

	Three Months Ended June 30,			% Change Excluding
Regions	2007	2006	%Change	ROE
North America	$252.3	$242.6	4%	4%
Europe	203.3	176.0	16%	8%
Asia Pacific	63.8	57.3	11%	10%
Latin America	29.6	25.1	18%	14%
All regions	$549.0	$501.0	10%	7%

	Six Months Ended June 30,			% Change Excluding
Regions	2007	2006	%Change	ROE
North America	$500.0	$505.4	(1)%	(1)%
Europe	378.2	353.1	7%	(1)%
Asia Pacific	116.7	114.7	2%	1%
Latin America	56.4	55.1	2%	—
All regions	$1,051.3	$1,028.3	2%	(1)%

Excluding the impact of ROE, Net sales increased for both of the Company’s business segments in all regions of the world during the three months ended June 30, 2007.   North American markets were particularly strong for PTV, while higher European sales reflected continued growth by both PTV and Aqualon. The growth in Europe reflects Aqualon’s penetration in the developing Eastern European markets while PTV continues to experience a favorable recovery in its European markets as customer and competitor dynamics have stabilized somewhat from the prior year. Growth in the Asia Pacific region is attributable to Aqualon’s expanding presence in the region, particularly in China.

Excluding the impact of FiberVisions as well as the impact of ROE, Net sales increased in all global regions for  the six months ended June 30, 2007. The increases were attributable to both PTV and Aqualon with the exception of PTV’s performance in the Asia Pacific region, particularly China, where a 6% decline was realized due to efforts to improve product mix. In the 2007 six month period, PTV experienced strong revenue growth in the Americas including the emerging markets in Brazil and Chile. Similar to the three month period, both segments achieved growth in European markets including emerging markets in Russia and other Eastern European countries. In addition, African markets, which are generally served out of European facilities, continued to provide growth. Also similar to the  three month period, Aqualon achieved consistent growth in the Asia Pacific region, primarily China, reflecting the segment’s expanding presence in the country, and was able to more than offset the revenue decline in the region attributable to PTV.

	Three Months			Six Months
	2007	2006	Change	2007	2006	Change
Cost of sales	$358.8	$324.7	$34.1	$682.2	$685.4	$(3.2)
As a % of sales	65%	65%		65%	67%

Cost of sales increased $34.1 million, or 11%, during the three months ended June 30, 2007 as compared to the comparable period during 2006. Higher raw material costs of $5.3 million and other fixed costs and energy were partially offset by lower transportation and pension costs.

Cost of sales decreased $3.2 million during the six months ended June 30, 2007 from the comparable prior year period. The decline is partially attributable to the absence of FiberVisions cost of sales in the current year period. The most significant of FiberVisions’ costs were attributable to polypropylene raw materials. Excluding the impact of FiberVisions, higher raw material costs of $12.0 million, as well as increased fixed manufacturing costs were partially offset by overall lower transportation, pension and energy costs as well as higher fixed cost absorption attributable to Aqualon as production continued at or near capacity for a number of high demand products. Raw material cost increases over the prior year level are expected to be approximately $27 million for the full year 2007.  Pricing increases implemented during 2006 and the first half of 2007 are anticipated to provide for substantial recovery of these cost increases. However, the contractual terms of certain annual contracts will limit the ability to recover raw material cost increases. In addition to pricing, the Company continues to implement actions to mitigate raw material cost increases including pursuing product substitutions, improving yields and efficiencies and implementing energy conservation programs.

	Three Months			Six Months
	2007	2006	Change	2007	2006	Change
Selling, general and administrative expenses	$95.2	$90.7	$4.5	$188.9	$182.0	$6.9
As a % of sales	17%	18%		18%	18%

Selling, general and administrative expenses (“SG&A”) increased approximately 5% and 4% during the three and six months ended June 30, 2007, respectively, over the comparable prior year periods. The increases for both comparable periods reflect inflation, higher average rates of exchange, and employee staffing-related costs associated with expanding marketing, technology and other functions primarily to support both Aqualon’s and PTV’s growth and their expanding presence in China.  The increase during the six month period also reflects higher incentive compensation charges of approximately $3 million attributable to the accelerated vesting of certain 2004 restricted stock awards based on the achievement of specific share price performance benchmarks partially offset by the absence of FiberVisions during the current year period as well as lower legal expenses attributable to the completion and settlement of PTV’s patent infringement litigation during the latter part of 2006.

	Three Months			Six Months
	2007	2006	Change	2007	2006	Change
Research and development	$11.0	$9.4	$1.6	$21.4	$19.0	$2.4
As a % of sales	2%	2%		2%	2%

Research and development charges for the three and six months ended June 30, 2007 increased 17% and 13%, respectively, over the comparable prior year periods reflecting higher spending primarily in the Aqualon Group. The six month period increase is partially offset by the absence of FiberVisions charges during the current year period.

	Three Months			Six Months
	2007	2006	Change	2007	2006	Change
Intangible asset amortization	$1.9	$2.0	$(0.1)	$3.7	$3.6	$0.1

Intangible asset amortization decreased by an insignificant amount during the three months ended June 30, 2007 as compared to the prior year period due to an acceleration of certain charges during the prior year period.  The increase during the six months ended June 30, 2007 as compared to the prior year period is primarily attributable to amortization associated with intangible assets recognized in connection with the consolidation of Hercules Tianpu, which was not completed until the beginning of the second quarter of 2006.  Amortization is expected to be $7.3 million for 2007.

	Three Months			Six Months
	2007	2006	Change	2007	2006	Change
Other operating expense, net	$7.6	$8.6	$(1.0)	$20.7	$15.8	$4.9

Other operating expense, net for the three and six months ended June 30, 2007 includes $6.2 million and $14.8 million of severance, restructuring and other exit costs, as well as $3.7 million and $7.4 million of accelerated depreciation and amortization charges, respectively, attributable to the Company’s continued execution on several restructuring and rationalization programs that were initiated during 2006 and in prior periods (see Note 10 to the Consolidated Financial Statements).  The most significant restructuring program is the Business Infrastructure Project, which results in severance and termination benefits being accrued over periods during which the affected employees are required to provide continuing services.  The most significant asset charge is attributable to accelerated amortization of certain capitalized software development costs in connection with a planned information technology platform upgrade. In addition, the Company incurred $1.8 million and $2.7 million in dismantlement, environmental and other costs during the 2007 three and six months periods, respectively. These items were partially offset by a gain of $4.1 million attributable to the sale of the Company’s facility at Pendlebury, United Kingdom, which was taken off-line during 2006 in connection with a manufacturing rationalization program. Additionally, the 2007 six month period reflects $0.2 million of legal recoveries related to a domestic product anti-dumping suit against certain competitors.

Other operating expense, net for the three and six months ended June 30, 2006 includes $5.6 million and $12.9 million of severance, restructuring and other exit costs, as well as $0.9 million and $3.9 million of accelerated depreciation and amortization charges, respectively. These charges are primarily attributable to the MeadWestvaco Manufacturing and Alliance-related rationalization, Research and development consolidation and Business segment realignment programs. In addition, the Company incurred $0.6 million and $1.2 million in dismantlement, environmental and other costs during the 2006 three and six months periods, respectively. The 2006 three month period includes legal settlements of $1.5 million, net of insurance recoveries, while the 2006 six month period includes a legal settlement recovery of $3.3 million, net of related costs, attributable to a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers.

	Three Months			Six Months
	2007	2006	Change	2007	2006	Change
Interest and debt expense	$17.8	$16.7	$1.1	$35.0	$37.4	$(2.4)

Interest and debt expense for the quarter ended June 30, 2007 increased 7% from 2006 primarily as a result of a $1.4 million lower benefit from the cross-currency interest rate swaps as well as $0.5 million attributable to higher local borrowings related to the financing of expansion projects in China. These increases were partially offset by the impact of lower outstanding U.S. dollar-denominated debt balances.

Interest and debt expense for the six month period ended June 30, 2007 decreased 6% primarily due to lower outstanding debt balances resulting from the Company’s repurchase of the majority of its 11.125% notes and other U.S. dollar-denominated issues during prior periods.  The resulting impact of the repurchases was a combined reduction of $3.6 million in interest expense and amortization of issuance costs.  Also contributing to the reduction was $0.2 million of lower interest expense attributable to the absence of FiberVisions debt and  $0.2 million of higher capitalized interest amounts resulting from higher capital expansion projects during the current year period. These decreases were partially offset by a $1.0 million lower offsetting impact of the cross-currency interest rate swaps and $0.6 million attributable to higher local borrowings in China similar to the quarterly period.

	Three Months			Six Months
	2007	2006	Change	2007	2006	Change
Vertac response costs and litigation charges	$17.5	$106.0	$(88.5)	$19.0	$106.0	$(87.0)

The three and six months ended June 30, 2007 reflect an incremental charge of $17.5 million to accrue for the full proportionate share of the United States’ claimed recoverable response costs incurred after June 1, 1998 at the Vertac site. The Company will accrue interest on these costs until the matter is settled. On May 18, 2007, the Company paid $124.5 million to the United States in connection with the Vertac litigation judgment. The most significant portion of the total amount was accrued during the second quarter of 2006 subsequent to the affirmation of the Final Judgment.  The accrual of interest on the judgment continued through the payment date.

	Three Months			Six Months
	2007	2006	Change	2007	2006	Change
Other expense, net	$15.7	$21.1	$(5.4)	$19.0	$31.7	$(12.7)

Other expense, net reflects $2.2 million and $4.3 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos insurance trusts, $13.8 million and $14.5 million for legal expenses attributable to previously divested businesses including approximately $13 million for the ABL matter, $1.4 million and $2.9 million for environmental-related charges including asset retirement obligation accretion for the three and six months periods ended June 30, 2007, respectively.  Partially offsetting these charges are gains on asset dispositions, interest and other miscellaneous income of $1.6 million and $2.4 million and a benefit of $0.1 million and $0.3 million attributable to the reversal of an accrual for transaction costs and the expiration of an option for the majority owner of FiberVisions to acquire an additional 14% equity interest from the Company for the three and six months ended June 30, 2007, respectively. Gains on asset dispositions includes $0.4 million attributable to the sale of the Company’s equity interest in Abieta Chemie GmbH.

Other expense, net reflects losses of $5.5 million and $10.6 million on the sale of the Company’s majority interest in FiberVisions for the three and six months ended June 30, 2006, respectively.  The Company incurred a total of $10.5 million and $11.9 million including premiums and debt issuance cost write-offs in connection with the repurchase of the majority of its 11.125% senior notes for the 2006 three and six months periods, respectively.  Also included are $2.3 million and $4.5 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos insurance trusts, $1.4 million and $2.1 million for legal expenses attributable to previously divested businesses and $1.4 million and $2.6 million for environmental-related and other miscellaneous charges including asset retirement obligation accretion for the 2006 three and six months periods, respectively.

	Three Months			Six Months
	2007	2006	Change	2007	2006	Change
(Benefit) provision for income taxes	$(11.5)	$(27.5)	$16.0	$(48.1)	$(16.8)	$(31.3)
Effective tax rate	(49%)	(35%)		(78%)	32%

For the three months ended June 30, 2007, the Company recognized pretax income of $23.5 million while the six months ended June 30, 2007 reflects pre-tax income of $61.4 million.  The most significant discrete tax benefit items during the 2007 three month period were an incremental benefit adjustment of $12.8 million related to the IRS audits for the years 1993 through 2003 (the “IRS final audit resolution”) and a $1.9 million benefit for expected state tax refunds. The tax benefit for the 2007 six month period includes the following discrete items: (i) a $60.1 million benefit related to the IRS final audit resolution and resulting interest income; (ii) a $1.9 million benefit for expected state income tax refunds resulting from the settlement of years 1993 through 2003; (iii) a net $0.5 million benefit for other changes in international and state income tax reserves; and (iv) a $0.2 million charge related to income tax law changes enacted in China.  The full year effective tax rate for 2007 is estimated to be (15%).

The Company recognized a pretax loss of $78.2 million for the three months ended June 30, 2006 and a pretax loss of $52.6 million for the six months ended June 30, 2006.  The 2006 six month effective tax rate of 32% reflects charges attributable to the valuation allowance for the loss on the sale of FiberVisions, a provision related to undistributed foreign earnings triggered by the sale, and a benefit related to the Vertac litigation charge.

	Three Months			Six Months
	2007	2006	Change	2007	2006	Change
Minority interests in earnings of consolidated subsidiaries	$(0.5)	$(0.3)	$(0.2)	$(1.0)	$(0.4)	$(0.6)

Minority interests in earnings of consolidated subsidiaries reflects earnings attributable to the Company’s joint venture partners’ interests in Hercules Tianpu during the three and six months ended June 30, 2007 and FiberVisions bicomponent fibers marketing entities during the three months ended June 30, 2006, respectively.

	Three Months			Six Months
	2007	2006	Change	2007	2006	Change
Equity loss of affiliated companies, net of tax	$—	$(0.6)	$0.6	$(0.5)	$(1.0)	$0.5

Equity losses attributable to FiberVisions, for which the Company maintains a 49% ownership interest, of $0.1 million during the three months ended June 30, 2007 were essentially offset by equity income attributable to Abieta Chemie GmbH prior to the Company’s disposition of its interest therein during the quarter. Equity losses during the six month periods ended June 30, 2007 and 2006, respectively, are  primarily attributable to losses incurred by FiberVisions.

	Three Months			Six Months
	2007	2006	Change	2007	2006	Change
Net loss from discontinued operations, net of tax	$—	$(0.7)	$0.7	$—	$(1.3)	$1.3

Net loss from discontinued operations during the three and six months ended June 30, 2006 reflects the results of operations from the Company’s terpenes specialties business.  Net sales were $0.6 million and $2.3 million during these periods and the loss from discontinued operations includes $1.0 million and $1.1 million of restructuring and other exit costs, inventory write-downs and dismantlement costs attributable to the termination of operations.

	Three Months			Six Months
	2007	2006	Change	2007	2006	Change
Cumulative effect of change in accounting principle, net of tax	$—	$—	$—	$—	$0.9	$(0.9)

As a result of the adoption of SFAS 123R effective January 1, 2006, the Company recorded a $0.9 million benefit, net of income taxes, as a cumulative effect of a change in accounting principle attributable to the required change in accounting policy for the recognition of forfeitures for awards that were outstanding upon the date of adoption.

Results of Operations – Segment Review

The tables below reflect Net sales and Profit from operations for the three and six months ended June 30, 2007 and 2006.  Substantially all reconciling items have been allocated to the segments.

	Three Months Ended June 30,
	2007	2006	Change	% Change
Net sales:
Paper Technologies and Ventures	$288.3	$266.4	$21.9	8%
Aqualon Group	260.7	234.6	26.1	11%

Consolidated	$549.0	$501.0	$48.0	10%

Profit from operations:
Paper Technologies and Ventures	$26.2	$16.6	$9.6	57%
Aqualon Group	57.7	54.7	3.0	5%
Corporate Items	(9.4)	(5.7)	(3.7)	(65)%

Consolidated	$74.5	$65.6	$8.9	14%

	Six Months Ended June 30,
	2007	2006	Change	% Change
Net sales:
Paper Technologies and Ventures	$571.5	$520.6	$50.9	10%
Aqualon Group	479.8	438.5	41.3	9%
FiberVisions	—	69.2	(69.2)	(100)%

Consolidated	$1,051.3	$1,028.3	$23.0	2%

Profit from operations:
Paper Technologies and Ventures	$54.2	$31.2	$23.0	74%
Aqualon Group	105.3	94.2	11.1	12%
FiberVisions	—	0.5	(0.5)	(100)%
Corporate Items	(25.1)	(3.4)	(21.7)	NM

Consolidated	$134.4	$122.5	$11.9	10%

 NM = not meaningful

The tables below reflects Net sales percentage changes for the three and six months ended June 30, 2007 as compared to the same periods in 2006.

Three Months Ended June 30, 2007	Net Sales Percentage Increase (Decrease) from Prior Year Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Paper Technologies and Ventures	8%	(5)%	2%	3%	8%
Aqualon Group	7%	—	1%	3%	11%
Consolidated	7%	(1)%	1%	3%	10%

Six Months Ended June 30, 2007	Net Sales Percentage Increase (Decrease) from Prior Year Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Paper Technologies and Ventures	7%	(2)%	2%	3%	10%
Aqualon Group	5%	(1)%	2%	3%	9%
FiberVisions	(100)%	—	—	—	(100)%
Consolidated	—	(3)%	2%	3%	2%

Paper Technologies and Ventures

The following table reflects PTV’s sales revenues by business unit for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Paper Technologies	$227.6	$208.6	$448.9	$406.7
Ventures	60.7	57.8	122.6	113.9
	$288.3	$266.4	$571.5	$520.6

PTV’s sales increased 8% during the three months ended June 30, 2007 primarily due to 8% higher volume, 2% higher average prices and 3% higher rates of exchange partially offset by 5% unfavorable product mix.  The increase reflects growth in emerging markets as represented by sales increases of 18% in Eastern Europe, 25% in the Middle East, 25% in Africa, and 20% in South America, primarily Brazil, as compared to the prior year period. In addition, PTV continues to achieve progress with new product introductions which increased 33% in the 2007 three month period as compared to the prior year period. Similar trends were experienced by PTV during the six months ended June 30, 2007 as sales increased 10% primarily due to 7% higher volume, 2% higher average prices and 3% higher rates of exchange partially offset by 2% unfavorable product mix.

Paper Technologies Sales

Paper Technologies’ sales increased 9% during the three months ended June 30, 2007 primarily due to 10% higher volume, 1% higher average pricing and 3% due to higher rates of exchange, primarily the Euro, partially offset by 5% unfavorable product mix.  Volume increases were achieved in all major regions of the world.  North American volume increases are primarily due to the Company’s marketing and manufacturing alliance with MeadWestvaco for rosin-based size products.  Product mix is expected to improve once manufacturing operations by MeadWestvaco commence in the third quarter of 2007. Excluding the impact of the alliance, volume increased approximately 3% over the prior year period.  Price increases were achieved primarily in North America with modestly lower pricing in the Asia Pacific region. PTV continued to experience strong growth in the emerging markets, including Brazil, Chile, Eastern Europe and Indonesia, which were higher by 22% during the 2007 three month period as compared to the prior year period. Sales in the emerging market of China were flat in the 2007 three month period as compared to 2006.

Paper Technologies’ sales increased 11% during the six months ended June 30, 2007 primarily due to 9% higher volume, 1% higher average pricing and 4% due to higher rates of exchange, partially offset by 3% unfavorable product mix. Trends for the six month period largely reflect those of the three month period with the exception of the Asia Pacific region which still remains weaker compared to 2006 primarily as a result of mix improvements taken in China during the first quarter of 2007.

Ventures Sales

Ventures’ sales increased 5% during the three months ended June 30, 2007 primarily due to 4% higher average prices and 2% favorable rates of exchange partially offset by 1% unfavorable product mix.  Sales increased in all ventures businesses with the exception of lubricants. Significant growth was achieved in building and converted products and pricing was favorable across all venture businesses.

Ventures’ sales increased 8% during the six months ended June 30, 2007 primarily due to 4% higher average prices, 2% favorable rates of exchange and 2% higher volume. Trends for the six month period were similar to those of the three month period with the exception of volume which reflects year-to-date growth in both the building and converted products and lubricants ventures.

PTV Profitability

Profit from operations increased $9.6 million, or 57%, to $26.2 million for the three months ended June 30, 2007 as compared to $16.6 million for the 2006 period while the six month period increased $23.0 million, or 74%, to $54.2 million as compared to $31.2 million during the comparable 2006 period.  The increase for both periods reflects higher volume, improved selling prices, favorable rates of exchange, lower freight costs and lower SG&A costs, partially offset by unfavorable mix, higher raw material costs and higher tolling costs.  SG&A costs were lower during the 2007 periods primarily due to lower patent defense costs.  However, the 2007 six month period includes higher incentive compensation costs attributable to the accelerated vesting of 2004 restricted stock awards during the first quarter of 2007. Severance, restructuring and other exit costs and accelerated depreciation taken during the 2007 three and six months periods resulted in combined charges of $0.5 million and $1.0 million, respectively, as compared to $3.6 million and $10.0 million during the 2006 three and six month periods, respectively.  The decrease is primarily attributable to significant actions during the 2006 periods with respect to restructuring programs for research and development consolidation, the rationalization of manufacturing capacity resulting in the closure of PTV’s Pendlebury facility in the United Kingdom, the alliance with MeadWestvaco and the realignment of the Company’s business segments.

PTV Outlook

PTV expects to continue to sustain growth in the emerging markets, particularly in Eastern Europe and South America while addressing competitive challenges in the Chinese markets. In addition, PTV continues to focus its efforts on its successful new product launch strategy with an emphasis on developing higher-value, higher-margin products to improve the overall sales mix. With respect to new technology development, PTV recently announced a technology joint venture, H2H Innovations LLC, with Heartland Resource Technologies. Hercules owns a 51% interest in the joint venture which was formed to accelerate the development of soy-based adhesive technologies for wood laminates and composites that comply with new formaldehyde emission standards. Additionally, the lubricants business expects to complete construction of its synthetic lubricant manufacturing expansion with production beginning in the third quarter of 2007. PTV also expects to complete the construction of its new technical center in Shanghai with operations scheduled to begin at this facility during the fourth quarter of 2007.

Aqualon Group

The following table reflects Aqualon’s sales revenues by business unit for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Coatings and Construction	$129.5	$118.9	$230.2	$211.2
Regulated Industries	63.3	56.3	123.4	112.6
Energy and Specialties	67.9	59.4	126.2	114.7
	$260.7	$234.6	$479.8	$438.5

Aqualon’s sales increased 11% during the three months ended June 30, 2007 primarily due to 7% higher volume, 1% higher average prices and 3% favorable rates of exchange.  Sales were up 16% in China, 19% in all other Asia Pacific markets, 33% in Eastern Europe, 18% in Africa and 58% in South America as compared to the prior year period. In addition, pricing increases were achieved in all of Aqualon’s business units during the 2007 three month period as compared to the prior year period. Similar trends were experienced by Aqualon during the six months ended June 30, 2007 as sales increased 9% primarily due to 5% higher volume, 2% higher average prices and 3% higher rates of exchange partially offset by 1% unfavorable product mix.

Coatings and Construction Sales

Coatings and Construction sales increased 9% during the 2007 three month period as compared to the 2006 period due to 5% higher volume, 1% higher average prices and 4% favorable rates of exchange partially offset by 1% unfavorable product mix.  Sales into the Coatings markets were higher by 6% during the 2007 period.  Strong volume growth in Asia, Eastern Europe, Africa and South America offset modestly softer North American Coatings and Construction market conditions.   Construction market sales increased 11% as compared to the prior year period. Strong growth was achieved in Asia, along with modest growth in Europe, particularly Eastern Europe, and Latin America.  Pricing improvements were achieved in most of the coating and construction product families in all regions of the world.  During the 2007 three month period, Aqualon’s expansion of production capacity of methylcellulose (“MC”), through the Hercules Tianpu joint venture, resulted in additional supply chain costs. These costs were attributable to supplemental sourcing from Aqualon’s Doel, Belgium manufacturing facility to offset temporary supply shortfalls as well as incremental start up costs. The estimate of these excess and incremental costs was approximately $3 million. Revenue trends and variances were essentially similar for the six month period ended June 30, 2007 as compared to the prior year.

Regulated Industries Sales

Regulated Industries’ sales increased 12% during the 2007 three month period as compared to the 2006 period due to 4% higher volume, 3% improved product mix, 3% higher average prices and 2% favorable rates of exchange.  Sales increased in the pharmaceutical, personal care and food markets by 6%, 18% and 11%, respectively.  Asian and European markets were especially strong during the 2007 period. On a year-to-date basis, Regulated Industries’ sales increased 10% over the 2006 six month period reflecting a favorable product mix of 5%, 3% higher average prices and 2% favorable rates of exchange.

Energy and Specialties Sales

Energy and Specialties’ sales increased 14% during the 2007 three month period. The increase was due to 13% higher volume, 1% higher average prices and 1% favorable rates of exchange, partially offset by 1% unfavorable product mix.  The natural gas and oil services sector demand continues to be strong and price increases were achieved across most product families. Energy market volume was strong in North America and Eastern Europe, partially offset by declines in the Middle East and Western Europe during the 2007 three month period for an overall increase in volume of 9% over the prior year period. Specialties sales were higher by 15% during the 2007 three month period reflecting significant growth in Asia, Europe, the Middle East and Latin America partially offset by modest declines in North American markets when compared to the prior year period. During the six month period ended June 30, 2007, Energy and Specialties’ sales increased 11% reflecting 16% higher volume, 1% higher average prices and 2% favorable rates of exchange, partially offset by 8% unfavorable product mix.

Aqualon Profitability

Profit from operations increased $3.0 million, or 5%, to $57.7 million during the three months ended June 30, 2007 as compared to $54.7 million for the 2006 period while the six month period increased $11.1 million, or 12%, to $105.3 million compared to $94.2 million during the comparable 2006 period.  The increase for both periods reflects higher volume and the associated contribution margin, increased selling prices and favorable rates of exchange, partially offset by higher raw material and supply chain costs. In addition, the 2007 three month period reflects start up costs at the new MC production facility in China. SG&A costs were higher during the 2007 three month period reflecting increased sales, marketing, business management, technology and other spending to support growth. The 2007 six month period also includes higher incentive compensation costs attributable to the accelerated vesting of 2004 restricted stock awards. Severance, restructuring and other exit costs were lower during the 2007 periods as compared to the 2006 periods primarily as a result of significant actions during the 2006 period impacting a larger group of employees with respect to restructuring programs for the realignment of the Company’s business segments.  The 2007 periods had minimal activity in Europe associated with this program.

Aqualon Outlook

Aqualon expects global markets, particularly emerging markets in China and Eastern Europe, to continue to provide healthy sales and operating profit growth prospects. Also, modest improvement is anticipated in North American coatings and construction markets during the second half of 2007. Volume growth is anticipated to continue across all of its businesses as the utilization of recently expanded capacity increases during the remainder of 2007 and into 2008. A new carboxymethylcellulose (“CMC”) production facility in Jiangmen, China is expected to start up in the third quarter of 2007. Additional capacity for hydroxyethylcellulose (“HEC”) is planned in connection with the construction of a new facility in Nanjing, China. In addition, new product development in connection with Aqualon’s adjacency strategy is anticipated to provide an increasing proportion of sales growth in future periods.

FiberVisions

FiberVisions’ results of operations for the three months ended March 31, 2006 are included in the Company’s consolidated results of operations.  During that period, FiberVisions had sales of $69.2 million and Profit from operations of $0.5 million.  Effective April 1, 2006, the Company’s proportionate 49% share of FiberVisions’ results of operations are reported within the caption Equity (loss) income of affiliated companies, net of tax.  During the three and six months ended June 30, 2007, the Company recognized $0.2 million and $0.5 million, respectively, of equity losses attributable to its interest in FiberVisions while the prior year three and six month periods reflect equity losses of $1.0 million.

Corporate Items

Corporate items include certain charges and credits that have not been allocated to the business segments.  The most significant of these items typically appear in Other operating expense, net, although portions are also reflected in Cost of sales and SG&A, respectively, depending upon the specific nature of the items.

The following table reflects the components of those unallocated Corporate items.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Severance, restructuring and other exit costs	$6.0	$1.7	$13.7	$2.6
Accelerated depreciation and amortization	3.5	0.3	7.1	0.6
Gains on asset dispositions, net	(4.1)	—	(4.1)	—
Legal settlements, net	—	0.3	—	(3.3)
Dismantlement costs	0.9	0.3	1.5	0.5
Unallocated corporate costs	3.2	2.2	6.7	2.2
Other miscellaneous expense (income), net	(0.1)	0.9	0.2	0.8
Total Corporate items – expense (income)	$9.4	$5.7	$25.1	$3.4

Severance, restructuring and other exit costs of $6.0 million and $13.7 million for the three and six months ended June 30, 2007, respectively, primarily reflect amounts attributable to the Business Infrastructure Project which encompasses outsourcing and offshoring service arrangements for various functions.  As these functions are transferred to external service providers, the Company is incurring severance costs for employees required to provide services during the transition periods as well as related exit costs and other implementation charges.  Ancillary to the Business Infrastructure Project is a planned upgrade of the Company’s information technology platform, which has resulted in $3.4 million and $6.9 million of accelerated amortization of capitalized software development costs during the transition period for the three and six months periods, respectively.  The restructuring costs and accelerated amortization charges are expected to continue into 2009 and 2008, respectively. Corporate items also includes $3.2 million and $6.7 million of corporate costs previously allocated to the FiberVisions segment, $0.9 million and $1.5 million of costs associated with the dismantlement of inactive portions of certain manufacturing facilities and $0.1 million of miscellaneous income and $0.2 million of miscellaneous other operating expenses including costs to prepare certain properties for disposition for the 2007 three and six months periods, respectively. These items were partially offset by a gain of $4.1 million attributable to the sale of the Company’s facility at Pendlebury, United Kingdom, which was taken off-line during 2006 in connection with a supply chain rationalization program.

Corporate items for the three and six months ended June 30, 2006 includes severance, restructuring and other exit costs of $1.7 million and $2.6 million, respectively primarily attributable to the Business Infrastructure Project. Corporate items also includes $0.3 million and $0.6 million of accelerated depreciation attributable to certain assets at the Company’s Wilmington, Delaware research facility, $0.3 million and $0.5 million of dismantlement costs at various manufacturing facilities, and $0.9 million and $0.8 million of miscellaneous other operating expenses including costs to prepare certain properties for disposition for the 2006 three and six months periods, respectively. The 2006 three and six months periods include $2.2 million of corporate costs previously allocated to the FiberVisions segment. These items were partially offset during the 2006 six month period by a $3.3 million settlement, net of related costs, attributable to a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers.

Liquidity and Capital Resources

Analysis of Cash Flows

	Six Months Ended June 30,
Operating Activities	2007	2006
Net income (loss), depreciation, amortization and all other non-cash items	$179.3	$(6.2)
Changes in working capital, net	(57.9)	(29.1)
All other sources and (uses) of cash	19.1	99.3
Net cash provided by operating activities	$140.5	$64.0

Net cash provided by operating activities increased $76.5 million to $140.5 million for the six months ended June 30, 2007 as compared to $64.0 million for the comparable period in 2006.  The change broadly reflects the net impact during 2007 of the receipt of approximately $195 million of income tax refunds associated with the settlement of issues with the IRS for the years 1993 through 2003 offset by the payment of the Vertac litigation judgment for $124.5 million.

Aside from these significant cash flow events there were a number of additional discrete cash flow changes that impacted the variance between periods.  The most significant among these is an increase of $37.3 million attributable to amounts received from the asbestos settlement trusts in excess of settlement payments.  This change includes the receipt of $41.3 million related to the liquidation of one of the settlement trusts on January 4, 2007.  Payments for severance and termination benefits were $6.0 million lower during the 2007 period as the prior year period included payments to a larger group of employees impacted by actions that were initiated during 2005 and early in 2006.  While there are currently a number of employees impacted by ongoing restructuring programs including the Business Infrastructure Project, the actual payment of severance and termination benefits will not occur until later in 2007 and into future periods based on the longer transition periods unique to this program.  Interest payments were lower by $12.2 million during the 2007 period reflecting lower outstanding debt balances and the timing of payments. Partially offsetting these cash flow increases during the 2007 period were voluntary contributions to the Company’s pension plans in the United States and the United Kingdom for a combined $27.1 million while the prior year period did not reflect significant contributions to any of the Company’s domestic or international pension plans until later in 2006.

The 2007 working capital use reflects growth in accounts receivable attributable to increased sales. In addition, the overall increase reflects higher inventories including those attributable to the impact of Aqualon’s strategic purchases of certain key raw materials including guar and China-sourced gum rosins during the 2007 period as well as increased production levels to meet increasing demand in many product lines.

	Six Months Ended June 30,
Investing Activities	2007	2006
Capital expenditures	$53.8	$22.9
Acquisitions and investments, net	0.9	26.1
Proceeds from asset and investment dispositions and all other sources, net	(10.1)	(24.4)
Net cash used in investing activities	$44.6	$24.6

Net cash used in investing activities increased $20.0 million to $44.6 million for the six months ended June 30, 2007 as compared to $24.6 million for the comparable period in 2006.  Included in these totals are capital expenditures of $53.8 million and $22.9 million, respectively, for the 2007 and 2006 periods.  The increase in capital expenditures is primarily related to Aqualon’s capacity expansion projects at both its MC and CMC manufacturing facilities in China as well as PTV’s synthetic lubricants expansion at its Louisiana, Missouri manufacturing facility.  Additional investing outflows during the 2007 period include $1.4 million for an earn-out payment to Benchmark Performance Group, Inc. (“BPG”) based on the 2006 performance of the guar and guar derivatives business that was acquired by the Company from BPG at the beginning of 2006 (the “Benchmark Acquisition”).  This payment was partially offset by a $0.5 million payment received from BPG in connection with the Company’s $2.5 million loan to BPG during 2006 as well.  The prior year period reflects the Benchmark Acquisition as well as a capital contribution made in connection with the formation of the Hercules Tianpu joint venture.  Investing outflows for the 2007 period were partially offset by $11.4 million attributable to the receipt of proceeds, net of transaction costs, from the disposition of the Company’s facilities in Pendlebury, United Kingdom and Barneveld, The Netherlands, an equity-method investment in Germany as well as other miscellaneous retired fixed assets.

In connection with the sale of the Company’s 51% interest in FiberVisions during the first quarter of 2006, the Company received $27.0 million in proceeds, less transaction costs.  During the 2007 period, the Company completed its final requirement to provide an additional $1.2 million contribution to FiberVisions based on its performance through the first quarter of 2007 in accordance with the sales transaction agreement.

	Six Months Ended June 30,
Financing Activities	2007	2006
Long-term debt payments	$47.0	$122.7
Long-term debt proceeds and changes in short-term debt, net	(9.1)	0.8
Long-term debt issued by FiberVisions, net of issuance costs	—	(83.7)
Proceeds from the exercise of stock options and all other sources, net	(7.0)	(3.9)
Net cash used by financing activities	$30.9	$35.9

Net cash used in financing activities decreased $5.0 million to $30.9 million for the six months ended June 30, 2007 as compared to $35.9 million for the comparable period in 2006.  During the 2007 period, the Company paid $47 million on its Term B loan due 2010 while the 2006 period reflects payments of $113.9 million attributable to a Tender Offer and other repurchases of the Company’s 11.125% senior notes.  The 2006 period includes the issuance of $90.0 million of debt, net of $6.3 million of issuance costs, by FiberVisions prior to the sale transaction.  The FiberVisions’ debt is non-recourse to Hercules.  Higher average stock prices during the 2007 period, as compared to the prior year period, resulted in an increase of $1.4 million in proceeds from the exercise of stock options during the 2007 period.

Sources of Liquidity

The Company projects that cash flows from operations and other available financial resources discussed below will be sufficient to meet its investing and financing requirements and enable the Company to comply with the covenants and other terms of the Senior Credit Facility and the indenture governing its senior notes.

As of June 30, 2007, the Company had a $550 million Senior Credit Facility with a syndicate of banks.  Under the Senior Credit Facility, the Company has a $150 million revolving credit agreement, which permits certain additional borrowings.  As of June 30, 2007, $98.2 million of the $150.0 million Revolving Facility was available for use as the Company had $51.8 million of outstanding letters of credit associated with the Revolving Facility.  In addition, the Company had $38.0 million of foreign lines of credit available of which $33.1 million was unused and available. The total amount of $4.9 million outstanding under these facilities was entirely attributable to operations in China.

On July 11, 2007, the Company amended its Senior Credit Facility Agreement (the “Agreement”). The amendment: (i) removes a $75 million limitation on asset sales; (ii) increases the annual limitation on capital expenditures from $100 million to $150 million; (iii) increases the limitation on additional indebtedness from $50 million to $150 million; and (iv) provides the Company the ability to pay dividends and/or execute stock repurchases for up to $100 million per calendar year subject to the satisfaction of certain financial leverage requirements as defined in the Agreement. The amendment was designed to align the parameters of the Agreement with the Company’s current financial profile and projected business plans.

In connection with the comprehensive settlement of tax years 1993 through 2003, the Company anticipates the receipt of federal and state income tax refunds and interest of approximately $245 million in total during 2007.  During the six months ended June 30, 2007, the Company received $198.5 million of the aforementioned total.  An additional $23.2 million was received during July 2007 and the remainder is expected to be received during the second half of 2007.

The Company maintains ownership over a number of properties, including land and buildings, associated with businesses that have been exited, divested or otherwise curtailed.  In addition, during the normal course of business, assets associated with current operations, including such items as surplus land and excess or fully depreciated equipment and buildings among others, become available for disposition.  In order to maximize their value, the Company is actively engaged in an ongoing process of identifying alternative utilization strategies including leasing and outright sales of the underlying assets and properties.  When specific actions progress to the point that “plan of sale” criteria have been met, impairments, to the extent they exist, are recognized and the underlying properties are reclassified as assets held for sale.  Assets held for sale are included in the caption “Other current assets” on the Consolidated Balance Sheets.  The carrying value of total assets held for sale was $7.7 million as of June 30, 2007, primarily reflecting the Company’s former research facility in Jacksonville, Florida. This property is currently being marketed and is expected to be disposed within the next twelve months for a net sales price in excess of its carrying amount.

Financial Condition

Total debt at June 30, 2007 was $959.1 million, which decreased $36.4 million from $995.5 million at December 31, 2006 primarily as a result of the Term B loan payments discussed above.  Cash balances increased to $237.9 million at June 30, 2007 from $171.8 million at December 31, 2006.

As of June 30, 2007, the Company’s cash cycle time increased by a total of 4 days to 70 days from year-end 2006 levels.  Days Sales Outstanding (“DSO”) remained at 60 days, similar to the year-end 2006 levels.  Days Sales in Inventories (“DSI”) increased by 1 day to 59 days, primarily reflecting increases in Aqualon’s inventory partially offset by improved metrics in PTV.  Days Payable Outstanding (“DPO”) decreased by 3 days to 49 days.  The Company expects to improve its cash cycle time during the remainder of the year as efforts continue with respect to working capital initiatives, primarily with respect to inventories and vendor accounts payable.

Commitments and Contractual Obligations

Capital Expenditures and Other Investing Commitments

Capital expenditures are projected to total approximately $117 million during 2007.  Of this total, approximately 28% will be attributable to PTV, 58% to Aqualon and 14% for Corporate purposes.  Approximately $70 million is targeted for global expansion and new product capability projects at various manufacturing facilities. Significant projects for Aqualon include those related to MC and CMC capacity expansions as well as the construction of an HEC facility, all within China. PTV’s most significant projects include synthetic lubricants and polyols and dry strength product capacity expansions and production process improvements at various domestic facilities, Kymene production enhancements at certain European-based facilities as well as its new technical center in Shanghai, China. Major Corporate-related projects are attributable to a technical upgrade of the Company’s information technology platform as well as continued enhancement of the Wilmington, Delaware research facility.

In connection with the Benchmark Acquisition, Aqualon made an earn-out payment of $1.4 million during the first quarter of 2007 based on 2006 performance.  Similar performance-based commitments are in place through 2010.

Pension Plan Funding

The Company is projecting total voluntary pension plan contributions to approximate $37 million during 2007 including $20 million attributable to the U.S.-based plan and $17 million to its international plans.  During April 2007, the Company made a $10 million voluntary contribution to its U.S. qualified plan and expects to make additional contributions of $10 million during the second half of 2007, subject to market conditions. Approximately $17 million was contributed to the United Kingdom pension plan during the first quarter of 2007 resulting in that plan being fully funded.

In June 2007, the Finance Committee of the Board of Directors approved a change in the pension asset investment strategy for the Company’s U.S. qualified plan. Accordingly, the Company is in the process of adopting a liability-driven investing strategy that is designed to generally align the characteristics of the plan’s assets to those of the underlying benefit obligations with the objective of mitigating the impact of interest rate and asset value volatility. Under this strategy, approximately 80% of the plan’s assets will be invested in interest rate-sensitive debt instruments. This investment strategy is expected to reduce ongoing funding requirements for a fully-funded plan to a level that approximates that plan’s annual service cost.  A similar strategy was implemented for the Company’s United Kingdom pension plan during the first quarter of 2007 in connection with the aforementioned funding. The strategy for the U.S. qualified plan is to be effectuated through a phased shift to a fixed-income portfolio with a duration to approximate that of the benefit obligations while reducing the plan’s exposure to equity and other investment securities. This shift has begun and it is anticipated that the change in asset allocation will be completed during the fourth quarter of 2007, provided market conditions permit.

This strategy is expected to substantially reduce volatility of earnings and cash flow and mitigate the risk of plan under funding due to asset or interest rate changes. Conversely, this strategy limits the ability for the plans to become over funded and will not compensate for actuarial changes including mortality and future compensation changes as well as the incidence of lump-sum payments. There can be no assurance that the Company’s plans will achieve and/or maintain fully-funded status.

In connection with this strategy, the Company intends to change its method of accounting for its U.S qualified and United Kingdom pension plans to a market-based methodology whereby the net periodic benefit expense will reflect the actual return on plan assets as opposed to the expected return. Accordingly, gains and losses outside of a corridor range will no longer be deferred and amortized as a component of net periodic benefit expense. Upon adoption on January 1, 2008, the change will be retrospectively applied to all prior periods presented in the Company’s Securities Exchange Act filings.

Funding for Litigation, Environmental and Asset Retirement Obligations

As of June 30, 2007, the Company has recorded $108.9 million for environmental and other asset retirement matters involving current and former operating sites, including those with identified asset retirement obligations as well as other locations where the Company may have a known liability.  The annual costs required for remediation and similar asset retirement activities are generally funded from operations as well as proceeds from the disposition of assets.  While such obligations are defined by legal, statutory or contractual provisions, the Company has a certain degree of discretion with respect to the timing and magnitude of cash expenditures within a given range of periods.  However, unfavorable developments regarding legal, regulatory or operating matters with respect to any existing sites as well as unknown exposures could have a material adverse effect on cash requirements for any annual, quarterly or other period. In addition, the Company’s future commitment to certain actions, including modifications to its existing facilities or preparing sites for sale involving demolition and other related activities among others, could trigger the recognition of additional obligations.

The Company has paid $6.4 million towards these obligations during the six months ended June 30, 2007 and anticipates a total of approximately $50 million in payments for the full year.  Included in this total is approximately $13 million attributable to an agreement in principle to settle the ABL matter as well as approximately $19 million attributable to a claim for additional response costs at the Vertac site as discussed further in Note 7 to the Consolidated Financial Statements. Excluding the ABL settlement and the Vertac response costs matter, the most significant of the total projected payments are attributable to the Company’s operating facility and related property in Parlin, New Jersey.  Obligations at this site include those attributable to existing Aqualon Natrosol manufacturing operations as well as demolition and environmental remediation activities attributable to that portion of the facility that previously housed the Company’s nitrocellulose manufacturing operations.  With regard to this portion of the site, the Company is proceeding with plans to dispose of 400 acres in connection with a brownfield redevelopment project.

Asbestos-Related Litigation

In January 2007, the Company received $41.3 million of funds from the termination, and complete distribution to the Company, of the proceeds from one of the trusts established in 2004 related to the settlements with certain insurers.  During 2007, the Company projects reimbursements from the remaining trust that was established in connection with such settlements to approximate $25 million, which amount will be used to reimburse the Company for a substantial portion of the estimated costs associated with asbestos claims for the year.  The combined cash impact of the complete distribution of proceeds from, and liquidation of, the first trust, and projected reimbursements from the remaining trust, will likely result in a positive net cash inflow related to asbestos litigation matters through 2007.  The entirety of the funds currently in the remaining trust and certain amounts to be paid to that trust in January 2008 are currently anticipated to be completely distributed to the Company during 2008, resulting in the anticipated termination of the remaining trust. As a result, from and after the time that the remaining trust is terminated, the Company will be required to fund its asbestos settlements and related defense costs and legal fees from its cash from operations and other available financial resources until its excess insurance policies are triggered based on cumulative asbestos products litigation-related expenditures.  Depending upon the magnitude of future settlement and defense costs, substantial coverage under such excess policies is not anticipated to be triggered for at least several years.

Debt Retirement

In December 2006, the Board of Directors authorized the Company, from time to time, subject to market conditions and provisions of the Company’s credit agreements and indentures, to repurchase up to $200 million of its outstanding indebtedness.  As discussed above, the Company repaid $47 million, including amounts over and above required maturities, on its Term B loan during the six months ended June 30, 2007. In addition, the Company made an additional repayment of $30 million on the Term B loan during July, 2007 and anticipates an additional $23 million to be repaid during the remainder of 2007.

During June 2007, bond holders representing a principal amount of $84.1 million of the total $100.0 million outstanding 6.6% notes due 2027 exercised their option to put 100% of the principal amount of their notes to the Company. This will require a cash payment of $84.1 million on August 1, 2007. In addition, the remaining $16.1 million of the 11.125% senior notes are scheduled to mature in November 2007.  The Company intends to fund these obligations from available cash on hand.

Share Repurchase Program and Common Stock Dividend

On July 23, 2007, the Board of Directors of Hercules authorized the repurchase of up to $200 million of its common stock and declared a quarterly cash dividend of five cents per share, payable on October 19, 2007, to shareholders of record on September 28, 2007. Stock repurchases under this authorization may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The declaration of future cash dividends will be subject to determination by the Board of Directors after its review of the Company's performance, applicable debt covenants and other commitments.

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

Foreign Exchange Rate Risk

The Company’s financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of less than $0.1 million at June 30, 2007.  The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from period-end levels, with all other variables held constant.  A 10% strengthening of the U.S. Dollar versus other currencies at June 30, 2007 would result in a $1.4 million increase in the net position, while a 10% weakening of the dollar versus all currencies would result in a $1.9 million decrease in the net position.

The Company also utilizes cross currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations.  At June 30, 2007, the net market value of the swaps was a liability of $64.7 million.  A 10% strengthening of the Euro versus the U.S. dollar at June 30, 2007 would result in a $56.5 million increase in the liability, while a 10% weakening of the Euro versus the U.S. dollar would result in a $56.5 million decrease in the liability.  Changes in the underlying interest rates would have an insignificant impact.

Interest Rate Risk

The Company's derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments.  At June 30, 2007, the net market value of these combined instruments was a liability of $909.1 million.  The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their period end levels, with all other variables held constant.  A 100-basis point increase in interest rates at June 30, 2007 would result in a $71.5 million decrease in the net market value of the liability.  A 100-basis point decrease in interest rates at June 30, 2007 would result in a $66.7 million increase in the net market value of the liability.

Equity Price Risk

The Company’s financial instruments subject to equity price risk consist of the warrants component of the CRESTS units issued in 1999 and the Company’s 8% convertible subordinated debentures due 2010 and represent a net liability position of $71.8 million.  The sensitivity analysis assumes an instantaneous 10% change in valuation with all other variables held constant.  A 10% increase in market value at June 30, 2007 would increase the net liability by $10.7 million while a 10% decrease would reduce the net liability by $10.4 million.

Commodity Price Risk

As of and for the six month period ended June 30, 2007, the Company did not transact in any hedging activities with respect to commodities or any related raw materials requirements.

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

ITEM 4.                      Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 30, 2007.  Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 4.                      Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 19, 2007. A summary of the final voting results follows. The number of votes cast with respect to each matter is as indicated. A quorum of 104,383,944, or 89.77% of the 116,282,499 outstanding voting shares as of the March 5, 2007 record date, was present in person or by proxy at the Annual Meeting.

1.	Election of Directors

Three of the nine Directors had terms expiring in 2007 all of whom stood for reelection this year. John C. Hunter, III, Robert D. Kennedy and Craig A. Rogerson were reelected to the Hercules Board of Directors. Directors were elected to serve for three-year terms and until their successors are elected and qualified, or their earlier death, resignation or removal.

Director Name	For	Withheld Authority	Broker Non-Votes
John C. Hunter, III	101,460,053	2,923,891	—
Robert D. Kennedy	101,804,933	2,579,011	—
Craig A. Rogerson	101,887,915	2,496,029	—

Directors continuing in office after the meeting were: Anna Cheng Catalano, Thomas P. Gerrity, John C. Hunter, III, Burton M. Joyce, Robert D. Kennedy, Jeffrey M. Lipton, Craig A. Rogerson, John K. Wulff and Joe B. Wyatt.

2.	Ratification of BDO Seidman, LLP as Hercules’ Independent Registered Public Accountants for 2007, which received more than a majority of the votes necessary for ratification.

For	Against	Abstain	Broker Non-Votes
103,369,049	185,024	829,871	—

3.	Amendments to Hercules’ Amended and Restated Certificate of Incorporation and Hercules’ Revised and Amended By-Laws, which received more than a majority of the votes necessary for approval.

For	Against	Abstain	Broker Non-Votes
102,005,834	1,454,483	923,627	—

ITEM 6.                      Exhibits

(a)	Exhibits

Please see the exhibits listed on the Exhibits Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERCULES INCORPORATED

By:	/s/ Allen A. Spizzo
Allen A. Spizzo
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly
Authorized Signatory)
August 1, 2007

EXHIBIT INDEX

Number	Description

10.1*
Second Amendment to Amended and Restated Credit Agreement dated as of June 29, 2005, among Hercules Incorporated and the Guarantors listed on Schedule A thereto and Credit Suisse First Boston LLC and Wachovia Bank National Association

10.2*
Fourth Amendment to Amended and Restated Credit Agreement dated as of July 11, 2007, among Hercules Incorporated and the Guarantors listed on Schedule A thereto and Credit Suisse First Boston LLC and Wachovia Bank National Association

31.1*	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Vice President and Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1*	Section 1350 Certification of President and Chief Executive Officer

32.2*	Section 1350 Certification of Vice President and Chief Financial Officer

 __________________
* Filed herewith