Form 10-Q
period 2007-09-30
HERCULES INC
filed 2007-10-30
CIK 46989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes:   ☐   No:   ☒

As of October 29, 2007 115,631,921 shares of registrant’s common stock were outstanding.

HERCULES INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements
HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions, except per share)
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$544.2	$513.1	$1,595.5	$1,541.4
Cost of sales	358.0	332.2	1,040.2	1,017.6
Selling, general and administrative expenses	94.5	92.8	283.4	274.8
Research and development	11.0	9.3	32.4	28.3
Intangible asset amortization (Note 4)	2.4	1.8	6.1	5.4
Other operating expense, net (Note 12)	5.4	4.6	26.1	20.4
Profit from operations	72.9	72.4	207.3	194.9
Interest and debt expense	17.0	16.7	52.0	54.1
Vertac response costs and litigation charges (Note 8)	1.0	1.0	20.0	107.0
Other expense, net (Note 13)	3.9	4.6	22.9	36.3
Income (loss) before income taxes, minority interests and equity income (loss)	51.0	50.1	112.4	(2.5)
Provision (benefit) for income taxes (Note 14)	10.9	14.1	(37.2)	(2.7)
Income before minority interests and equity income (loss)	40.1	36.0	149.6	0.2
Minority interests in losses (earnings) of consolidated subsidiaries	0.3	(0.4)	(0.7)	(0.8)
Equity income (loss) of affiliated companies, net of tax	1.0	(1.1)	0.5	(2.1)
Net income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	41.4	34.5	149.4	(2.7)
Net income (loss) from discontinued operations, net of tax	1.0	(0.3)	1.0	(1.6)
Net income (loss) before cumulative effect of change in accounting principle	42.4	34.2	150.4	(4.3)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.9
Net income (loss)	$42.4	$34.2	$150.4	$(3.4)

Earnings (loss) per share (Note 15):
Basic earnings (loss) per share
Continuing operations	$0.36	$0.31	$1.30	$(0.02)
Discontinued operations	0.01	—	0.01	(0.01)
Cumulative effect of change in accounting principle	—	—	—	—
Net income (loss)	$0.37	$0.31	$1.31	$(0.03)
Weighted average number of shares (millions)	114.4	110.9	114.4	110.6
Diluted earnings (loss) per share
Continuing operations	$0.36	$0.31	$1.30	$(0.02)
Discontinued operations	0.01	—	0.01	(0.01)
Cumulative effect of change in accounting principle	—	—	—	—
Net income (loss)	$0.37	$0.31	$1.31	$(0.03)
Weighted average number of shares (millions)	115.2	111.7	115.1	110.6

Dividends declared per share	$0.05	—	$0.05	—

Net income (loss)	$42.4	$34.2	$150.4	$(3.4)
Foreign currency translation	44.5	6.5	70.4	44.4
Pension and postretirement benefit adjustments, net of tax	11.0	5.8	24.8	68.7
Revaluation of hedges, net of tax	(20.1)	5.8	(27.6)	(21.8)
Comprehensive income	$77.8	$52.3	$218.0	$87.9

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)	(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$148.6	$171.8
Accounts receivable, net (Note 10)	380.2	326.6
Inventories (Note 10)	225.4	210.6
Deferred income taxes	48.5	70.2
Current assets of discontinued operations	—	0.4
Income taxes receivable	21.2	170.8
Other current assets	46.8	34.1
Total current assets	870.7	984.5
Property, plant, and equipment, net (Note 10)	630.1	600.4
Intangible assets, net (Note 4)	163.5	143.1
Goodwill (Note 4)	518.2	481.5
Deferred income taxes	391.9	374.6
Asbestos-related assets (Note 8)	30.4	87.5
Deferred charges and other assets	129.3	136.9
Total assets	$2,734.1	$2,808.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$206.0	$205.3
Asbestos-related liabilities (Note 8)	22.0	36.4
Current debt obligations (Note 5)	44.4	35.8
Vertac obligations (Note 8)	19.8	123.5
Accrued expenses	243.9	216.8
Deferred income taxes	11.1	11.8
Total current liabilities	547.2	629.6
Long-term debt (Note 5)	773.2	959.7
Deferred income taxes	70.9	69.7
Pension obligations	219.6	262.5
Other postretirement benefit obligations	125.1	142.2
Deferred credits and other liabilities	281.7	255.6
Asbestos-related liabilities (Note 8)	235.9	233.6
Total liabilities	2,253.6	2,552.9

Commitments and contingencies (Note 8)	—	—
Minority interests	22.1	12.7
Stockholders’ equity
Series preferred stock	—	—
Common stock, $25/48 par value (shares issued: 2007 and 2006 - 160.0 million)	83.3	83.3
Additional paid-in capital	439.4	454.9
Unearned compensation	(31.4)	(42.1)
Accumulated other comprehensive losses	(342.0)	(409.6)
Retained earnings	1,880.5	1,734.1
	2,029.8	1,820.6
Reacquired stock, at cost (2007 – 44.4 million shares; 2006 – 44.0 million shares)	(1,571.4)	(1,577.7)
Total stockholders’ equity	458.4	242.9
Total liabilities and stockholders’ equity	$2,734.1	$2,808.5

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)	(Unaudited)
	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$150.4	$(3.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	52.4	54.1
Amortization	29.6	17.6
Deferred income tax provision	0.1	(20.7)
Gain on disposals	(6.7)	(0.9)
Write-off of debt issuance costs	—	1.5
Dilution of investment and loss on sale of 51% interest in FiberVisions	2.5	10.7
Minority interests in earnings of consolidated subsidiaries	0.7	0.8
Stock-based compensation	7.4	4.4
Other non-cash charges and credits, net	(1.9)	1.0
Accruals and deferrals of cash receipts and payments (net of acquisitions and dispositions):
Accounts receivable, net	(40.0)	(30.9)
Inventories	(6.1)	(9.2)
Asbestos-related assets and liabilities, net	46.8	9.5
Other current assets	(0.9)	8.4
Accounts payable	(8.2)	(3.3)
Vertac obligations	(103.7)	107.0
Accrued expenses	23.4	15.5
Income taxes receivable and payable	149.0	(13.2)
Pension and other postretirement benefit obligations	(20.9)	(11.2)
Non-current assets and liabilities	(26.4)	(22.8)
FiberVisions net assets held for sale	—	(7.9)
Net cash provided by operating activities	247.5	107.0

Cash Flows from Investing Activities:
Capital expenditures	(77.8)	(49.2)
Acquisitions and investments, net of cash recognized upon consolidation	(16.2)	(26.1)
Proceeds from sale of 51% interest in FiberVisions, net of transaction costs	(1.2)	25.1
Proceeds of asset disposals, net of transaction costs	13.6	1.2
Other, net	—	(0.5)
Net cash used in investing activities	(81.6)	(49.5)

Cash Flows from Financing Activities:
Long-term debt issued by FiberVisions, net of issuance costs	—	83.7
Long-term debt proceeds	3.9	13.7
Long-term debt payments	(192.1)	(123.7)
Change in short-term debt	8.0	6.5
Repurchase of common stock	(22.8)	—
Proceeds from the exercise of stock options	6.1	6.6
Other, net including income tax benefits attributable to stock-based compensation	2.1	0.6
Net cash used in financing activities	(194.8)	(12.6)
Effect of exchange rate changes on cash	5.7	1.7
Net (decrease) increase in cash and cash equivalents	(23.2)	46.6
Cash and cash equivalents – beginning of period	171.8	77.3
Cash and cash equivalents – end of period	$148.6	$123.9

See accompanying notes to consolidated financial statements

HERCULES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share amounts)
(Unaudited)

1.	Basis of Presentation

The interim consolidated financial statements and the notes to the consolidated financial statements of Hercules Incorporated (“Hercules” or the “Company”) are unaudited as of and for the three and nine months ended September 30, 2007 and 2006, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of Hercules’ financial position and results of operations for the interim periods.  The consolidated financial statements include the accounts of variable interest entities for which Hercules is the primary beneficiary.  These consolidated financial statements should be read in conjunction with the accounting policies, financial statements and notes included in Hercules’ Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2006.

The results of operations and cash flows of FiberVisions have been consolidated into the Company’s Statements of Operations and Cash Flows through March 31, 2006, preceding the sale of the Company’s 51% interest.  Effective April 1, 2006, FiberVisions has been reported as an equity investment and the Company includes its proportionate share of earnings and losses using the equity method of accounting.   The Company currently maintains a 34.5% interest in FiberVisions.

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

3.	Acquisitions and Investments

During 2007, the Company completed two transactions comprised of the acquisition of the specialty surfactants business of Dexter Chemicals, LLC (“Dexter”) and the formation of H2H Innovations, LLC (“H2H”), a technology joint venture between Heartland Resource Technologies (“Heartland”) and Hercules.  The Dexter transaction included the acquisition of certain inventories for $1.7 million and intangible and goodwill assets of $8.0 million and $0.8 million, respectively, as well as the assumption of $0.2 million in sales rebate obligations for a total of $10.3 million which was paid at the transaction closing.  An additional amount of up to $2.0 million is payable within one year of closing contingent upon the continuity of sales revenues at certain predetermined levels.  This business has been integrated into the Aqualon segment and will market products to the coatings industry.  In connection with the formation of the H2H joint venture, Hercules contributed certain intangible assets and royalty-free access to technology, as well as a $5.0 million note receivable from Heartland, for a 51% ownership interest.  Heartland contributed similar assets as well as the aforementioned $5.0 million obligation to Hercules for the remaining 49% interest.  As a result of the formation of the joint venture, the Company recognized $13.7 million of intangible assets.  This business has been integrated into the Ventures component of the Paper Technologies and Ventures segment.

4.         Intangible Assets and Goodwill

The following table provides information regarding the Company’s intangible assets with finite lives:

	September 30, 2007			December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$95.6	$20.3	$75.3	$90.0	$18.6	$71.4
Trademarks and tradenames	76.2	17.1	59.1	73.9	15.6	58.3
Other intangible assets	50.7	21.6	29.1	32.2	18.8	13.4
	$222.5	$59.0	$163.5	$196.1	$53.0	$143.1

Total amortization expense for intangible assets was $2.4 million and $1.8 million for the three months ended September 30, 2007 and 2006, respectively and was $6.1 million and $5.4 million for the nine months ended September 30, 2007 and 2006, respectively.  Amortization expense is estimated to be $8.6 million for the year ending December 31, 2007.

The following table shows changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2007:

	Paper Technology and Ventures	Aqualon Group	Total
Balance at December 31, 2006	$429.5	$52.0	$481.5
Foreign currency translation and other changes	35.1	1.6	36.7
Balance at September 30, 2007	$464.6	$53.6	$518.2

5.	Debt

A summary of debt by instrument is provided as follows:
	September 30, 2007	December 31, 2006
Term B Loan due 2010	$267.0	$375.0
6.6% notes due 2027	15.9	100.0
11.125% senior notes due 2007	16.1	16.1
6.75% senior subordinated notes due 2029	250.0	250.0
8% convertible subordinated debentures due 2010	2.3	2.4
6.5% junior subordinated deferrable interest debentures due 2029	214.8	214.1
Term loans at rates ranging from 5.814% to 7.87% due in varying amounts thru 2011	39.5	28.1
Other	12.0	9.8
	817.6	995.5
Less: Current debt obligations	44.4	35.8
Long-term debt	$773.2	$959.7

As of September 30, 2007 the weighted-average interest rate on the Term B Loan, which bears interest at LIBOR + 1.50%, was 6.85%.

As of September 30, 2007, $102.0 million of the $150.0 million Revolving Facility under the Company’s Senior Credit Facility was available for use.  The Company had $48.0 million of outstanding letters of credit associated with the Revolving Credit Facility at September 30, 2007.  As of September 30, 2007, the Company had $33.5 million of foreign lines of credit available and unused.

6.	Pension and Other Postretirement Benefits

The following tables set forth the consolidated net periodic pension and other postretirement benefit costs that are attributable to the Company’s global pension and postretirement benefit plans as recognized for the three and nine months ended September 30, 2007 and 2006:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$4.3	$2.8	$13.1	$11.6
Interest cost	25.6	23.7	77.3	73.6
Expected return on plan assets	(29.7)	(27.2)	(90.4)	(83.6)
Amortization and deferrals	(0.7)	(0.4)	(2.0)	(1.4)
Actuarial losses recognized	10.7	10.4	32.2	32.9
	$10.2	$9.3	$30.2	$33.1

During the nine months ended September 30, 2007, the Company has made $37.1 million in voluntary contributions to its pension plans of which $20.0 million is attributable to the U.S. defined benefit pension plan and $17.1 million is attributable to the Company’s pension plan in the United Kingdom.  Subject to market conditions, the Company may make additional voluntary contributions to the U.S. defined benefit pension plan during the fourth quarter of 2007.

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$0.2	$0.1	$0.4	$0.4
Interest cost	2.0	2.3	6.1	6.6
Amortization and deferrals	(1.9)	(1.9)	(5.8)	(5.9)
Actuarial losses recognized	1.9	2.2	6.2	5.8
	$2.2	$2.7	$6.9	$6.9

7.	Asset Retirement Obligations and Environmental Contingencies

The following table provides a reconciliation of the changes in the asset retirement obligations (“AROs”) during the nine months ended September 30, 2007:

	Active Sites	Inactive Sites	Total
Balance at December 31, 2006	$9.9	$66.4	$76.3
Accretion	0.3	1.5	1.8
Settlement payments	(1.4)	(6.3)	(7.7)
Foreign currency translation	0.1	0.5	0.6
Other, net	(0.7)	0.4	(0.3)
Balance at September 30, 2007	$8.2	$62.5	$70.7

While not reflected in the table above, the Company has recognized $38.1 million for environmental contingencies whereby it is probable that the Company has incurred a liability for costs associated with environmental remediation or for the settlement of related litigation.  Included in this amount is approximately $13 million attributable to a settlement in principle with respect to the Alleghany Ballistics Laboratory site and $19.8 million attributable to a claim for response costs and cumulative interest at the Vertac site as discussed further in Note 8.  Liabilities included in this amount are attributable to sites that the Company formerly owned as well as sites that the Company did not have an ownership interest in, but was associated with including landfills, waste sites and other similar properties.

8.       Commitments and Contingencies

Guarantees

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), disclosure about each group of guarantees is provided below:

Indemnifications

In connection with the acquisition, disposition, and purchase or sale of Company assets and businesses, the Company has indemnified against certain liabilities that may arise in connection with the relevant transactions and business activities.  The terms of these indemnifications typically pertain to environmental, tax, employee and/or product related matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to protect, defend, and/or indemnify the buyer.  These indemnifications are generally subject to threshold amounts, specified claim periods and/or other restrictions and limitations.  The carrying amount recorded for indemnifications as of September 30, 2007, all of which are attributable to business disposition transactions, was $41.3 million.

In addition, in connection with these transactions, the Company has generally provided indemnifications on general matters such as ownership of the relevant assets, the power and corporate authority to enter into transactions, the satisfaction of liabilities not assumed by the buyer and obtaining consents.  These indemnifications generally have indefinite terms.

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

Debt Obligations

The Company has directly guaranteed $50.1 million of various obligations under agreements with third parties related to consolidated subsidiaries and affiliates of which $35.2 million was outstanding at September 30, 2007.  The outstanding balance reflects guarantees of debt for terms of varying length as well as a guarantee related to a foreign-based pension plan with an indefinite term.  The Company has also provided $3.1 million in collateral in the form of a mortgage security for the aforementioned pension plan.  Existing guarantees for subsidiaries and affiliates arose from liquidity needs in normal operations.

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

On July 20, 2007, the Company received from the United States its claim for reimbursement for response costs incurred since June 1, 1998, with such claim against the Company and Uniroyal totaling $19.2 million including interest through various points in time preceding May 26, 2007, depending upon the specific cost item claimed.  The Company is in the process of reviewing such costs to determine whether all such costs are properly recoverable.  Should the Company determine that certain costs may not be properly recoverable, the Company will seek to have the United States’ claim reduced accordingly.  In the meantime, as of September 30, 2007, the Company has accrued $19.8 million, including interest, representing its proportionate share of the entire amount specified by the United States in its claim for reimbursement.  The Company will continue to accrue interest on this amount until payment is made.

Alleghany Ballistics Laboratory

The Alleghany Ballistics Laboratory (“ABL”) is a government-owned facility which was operated by the Company from 1945 to 1995 under contract with the United States Department of the Navy.  The Navy and the Company have engaged in discussions with respect to certain environmental liabilities which the Navy alleges are attributable to the Company’s past operations at ABL.  During the course of discussions, the Navy has stated that, pursuant to CERCLA, it has spent and anticipates spending in the future a total of approximately $76 million.  In May 2007, the Company and the Navy engaged in mediation, resulting in an agreement in principle to resolve the Navy’s claims for $13.0 million.  While such settlement is subject to negotiation of mutually satisfactory settlement documents and various approvals, the Company believes it probable that such settlement will be consummated and, as of September 30, 2007, the Company has included the foregoing amount as part of the accrued liability for environmental matters reported below.

Kim Stan Landfill

The Company is one of a limited number of industrial companies that have been identified by the EPA as a PRP at the Kim Stan Landfill, near Covington, Virginia.  The EPA is seeking to have the PRPs undertake the remediation of the site at a currently estimated cost of $12.0 million (including EPA oversight charges).  Based on the investigation conducted to date, the Company believes that parties not named by the EPA as PRPs may be responsible for the majority of the costs that have been and will be incurred at the site and, as a result, the Company believes that it has defenses that would substantially reduce its exposure.  The Company and two other PRPs are in negotiations with the EPA in an attempt to resolve this matter in an equitable manner.  The Company believes it is probable that this matter will ultimately be amicably resolved, and the amount the Company reasonably estimates that it will pay is included in the accrued liability for environmental matters reported below.

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

Range of Exposure

The reasonably possible share of costs for environmental matters involving current and former operating sites, including those with identified asset retirement obligations (see Note 7), the Vertac and ABL sites and other locations where the Company may have a liability, is approximately $109 million as of September 30, 2007.  This accrued liability is evaluated at least quarterly based on currently available information, including the progress of remedial investigations at each site and the current status of negotiations with regulatory authorities regarding the method and extent of apportionment of costs among other PRPs.  The actual costs for these matters will depend upon numerous factors, including the number of parties found responsible at each environmental site and their ability to pay; the actual methods of remediation required or agreed to; outcomes of negotiations with regulatory authorities; outcomes of litigation; changes in environmental laws and regulations; technological developments; and the years of remedial activity required, which could range from 0 to 30 or more years.  While it is not feasible to predict the outcome of all pending environmental matters, the ultimate resolution of one or more of these environmental matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

Litigation

The Company is involved in litigation arising out of or incidental to the conduct of its business.  Such litigation typically falls within the following broad categories:  environmental (including environmental litigation discussed above); antitrust; commercial; intellectual property; labor and employment; personal injury; property damage; product liability; and toxic tort.  These matters typically seek unspecified or large monetary damages or other relief, and may also seek punitive damages.  While it is not feasible to predict the outcome of all pending matters, the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.  While the Company is involved in numerous matters, certain matters are described below because they are currently viewed by management as potentially material.  From time to time, management may determine (based on further analysis or additional information that becomes available through discovery or otherwise) that other matters are or have become potentially material to the Company.  As appropriate, descriptions of such matters will be included in the periodic report following such determination.  Occasionally, management may not determine that a matter is material until it has been settled or otherwise resolved.  In such a situation, that matter may not have been described in the Company’s periodic reports prior to such settlement or resolution, but the impact of such settlement or resolution would be reflected in the financial statements included in the periodic report following such settlement or resolution.

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

As of September 30, 2007, there were approximately 25,780 unresolved claims, of which approximately 920 were premises claims and the rest were products claims.  There were also approximately 1,920 unpaid claims which have been settled or are subject to the terms of a settlement agreement.

Between January 1, 2007 and September 30, 2007, the Company received approximately 967 new claims.  During that same period, the Company spent approximately $18.9 million to resolve and defend asbestos matters, including $12.1 million directly related to settlement payments and approximately $6.8 million for defense costs.

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

In addition, effective October 8, 2004, the Company entered into a comprehensive confidential settlement agreement with respect to certain insurance policies issued by various insurance companies operating in the London insurance market, and by one insurance company located in the United States (the “Second Settlement Agreement”).  Under the terms of the Second Settlement Agreement, the participating insurers agreed to place a total of approximately $102.2 million into a trust (the “Second Trust”), with such amount to be paid over a four-year period commencing in January 2005 and ending in 2008.  In exchange, the Company released the insurers from past, present and future claims under those policies, agreed to the cancellation of those policies, and agreed to indemnify the insurers from any claims asserted under those policies.  The trust funds have been and are continuing to be used to reimburse the Company for costs it incurs to defend and resolve asbestos-related claims.  Any funds remaining in the Second Trust subsequent to December 31, 2008 may be used by the Company to defend and resolve both asbestos-related claims and non-asbestos related claims.  As of September 30, 2007, approximately $85.1 million of the $102.2 million had been placed into the Second Trust, and the Second Trust had a balance of approximately $13.7 million.

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

In addition, effective October 13, 2004, the Company reached a confidential settlement agreement with the balance of its solvent excess insurers whereby a significant portion of the costs incurred by the Company with respect to future asbestos product liability claims will be reimbursed, subject to those claims meeting certain qualifying criteria (the “Future Coverage Agreement”).  That agreement is not expected to result in reimbursement to the Company, however, unless and until defense costs and settlement payments for qualifying asbestos products claims paid by the Company subsequent to the effective date of the agreement aggregate to approximately $330 million to $370 million, with the foregoing approximation based on various assumptions, including that there are sufficient qualifying claims to require such payments, that for such qualifying claims the time periods of each claimant’s alleged exposure to asbestos products falls within the time periods covered by the participating insurers’ policies, and that each of the participating insurers remain solvent and honor their commitments under the terms of the Future Coverage Agreement.  The Company expects that such amounts, if required to be paid, would be paid by the Company using monies from the above settlements and from other sources.  If and when such amounts are paid by the Company, the insurers’ obligations pursuant to the terms of the Future Coverage Agreement would be triggered, and the participating insurers would thereafter be required to pay their allocated share of defense costs and settlement payments for asbestos product liability claims that qualify for reimbursement subject to the limits of their insurance policies, which limits are believed to be sufficient to cover the insurers’ allocated shares of an amount that exceeds the high end of the reasonably possible range of financial exposure described below.  The Company will be responsible for the share of such costs and payments that are not reimbursed by the participating insurers pursuant to the terms of the Future Coverage Agreement, as well as for such costs and payments for those claims that do not qualify for reimbursement under the terms of the Future Coverage Agreement.  Should asbestos reform legislation be passed, some or all of the obligations under the Future Coverage Agreement will be suspended for so long as such legislation remains in effect.  As of September 30, 2007, defense costs and settlement payments for qualifying asbestos products claims of approximately $99 million have been credited towards the range of $330 million to $370 million noted above.

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

Based on the current number of claims pending, the amounts the Company anticipates paying to resolve those claims which are not dismissed or otherwise resolved without payment, and anticipated future claims, the Company believes that the total monetary recovery under the settlements noted above will provide coverage for a significant portion, but less than a majority, of the Company’s monetary exposure going forward for its estimated asbestos-related liabilities.  Since the settlements noted above were entered into, the Company’s insurers have paid over $207 million to the Company and to the Trusts referred to above.  Some of those payments have been used to pay or reimburse the Company for asbestos-related liabilities, and some of those payments have been used by the Company for other corporate purposes.  Based on the Company’s current claims experience, it is likely that by mid-2008, or earlier, the Second Trust will be exhausted, and the Company will be responsible for payment of all such liabilities until such time as the obligations under the Future Coverage Agreement are triggered, at which point in time the Company is expected to share the cost of defending and settling qualifying asbestos product liability claims with the participating insurers, with it being anticipated that the Company will typically bear a slightly larger share than the participating insurers.  In any period of time, however, including after obligations under the Future Coverage Agreement are triggered, the amounts paid by the Company in connection with the defense and settlement of asbestos claims versus the amounts funded and to be funded by settlement monies and amounts anticipated to be reimbursed by the Future Coverage Agreement are expected to vary significantly.

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

The following table presents the beginning and ending balances and balance sheet activity for the Company’s asbestos-related accounts for the nine months ended September 30, 2007.

	Balance December 31, 2006	Interest Income/ Additional Accruals	Insurance Recovered/ Liabilities Settled	Accretion/ Reclassifi- cation	Balance September 30, 2007
Asbestos-related assets:
Insurance receivable	$32.8	$—	$(16.5)	$0.4	$16.7
Restricted cash in trust	54.7	1.3	(42.3)	—	13.7
Asbestos-related assets	$87.5	$1.3	$(58.8)	$0.4	$30.4
Asbestos-related liabilities:
Asbestos-related liabilities, current	$36.4	$—	$—	$(14.4)	$22.0
Asbestos-related liabilities, non-current	233.6	—	(12.1)	$14.4	235.9
Total asbestos-related liabilities	$270.0	$—	$(12.1)	$—	$257.9

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

In December 2004, the Company filed a lawsuit against Hexcel Corporation (Hercules Incorporated v. Hexcel Corporation, Supreme Court of the State of New York, County of New York, Index No.04/604098) seeking indemnification for the settlements described above.  The lawsuit against Hexcel is based on the terms of the purchase and sale agreement by which the Company sold its Composite Products division to Hexcel in 1996.  In response, Hexcel Corporation has denied liability and has filed a counter-claim also seeking indemnification.  Both parties filed motions for summary judgment.  In late April 2007, the Court granted Hexcel’s motion for summary judgment and denied the Company’s motion for summary judgment.  The Company will seek to have those rulings reversed and, on June 6, 2007, filed a Notice of Appeal with the Supreme Court of New York, Appellate Division.  At this time, both the Company and Hexcel have filed their briefs with the appellate court, and that appeal is pending.

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

Currently, the Company is a defendant in approximately thirty lawsuits (including two purported class actions) where plaintiffs allege that exposure to Agent Orange caused them to sustain various personal injuries.  On February 9, 2004, the U.S. District Court for the Eastern District of New York issued a series of rulings granting several motions filed by defendants in the two cases that had been remanded to the U.S. District Court by the U.S. Court of Appeals for the Second Circuit on remand from the U.S. Supreme Court (In re: “Agent Orange” Product Liability Litigation: Joe Isaacson, et al v. Dow Chemical Company, et al. and Daniel Raymond Stephenson, et al. v. Dow Chemical Company, et al.  (MDL 381, CV 98-6383 (JBW), CV 99-3056 (JBW))).  In relevant part, those rulings held that plaintiffs’ claims against the defendant manufacturers of Agent Orange that were brought in the state courts are properly removable to federal court under the “federal officer removal statute” and that such claims are subject to dismissal by application of the “government contractor defense.”  The Court then dismissed plaintiffs’ claims, but stayed its decision to allow plaintiffs to obtain additional discovery and to move for reconsideration of the Court’s decision.  A hearing on the motion for reconsideration was held on February 28, 2005.  By Orders dated March 2, 2005, the Court denied reconsideration, lifted the stay of the earlier decision, and dismissed plaintiffs’ claims in all of the lawsuits that were before the Court at that time.  Plaintiffs have appealed those dismissals to the United States Court of Appeals for the Second Circuit.  Oral argument before the Court of Appeals took place on June 18, 2007.  No ruling has yet been issued.

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

Other Litigation

The Company is one of several defendants that had been sued by over 2,000 individuals in a series of lawsuits, including a purported class action lawsuit, captioned Jerry Oldham, et al. v. The State of Louisiana, et al., Civil Action No. 55,160, John Capone, et al. v. The State of Louisiana, et al., Civil Action No. 56,048C, and Georgenner Batton, et al. v. The State of Louisiana, et al., Civil Action No. 55,285, all brought in the 18th Judicial District Court, Parish of Iberville, Louisiana.  The purported class members and plaintiffs, who claimed to have worked or lived at or around the Georgia Gulf facility in Iberville Parish, Louisiana, alleged injury and fear of future illness from the consumption of contaminated water and, specifically, elevated levels of arsenic in that water.  As to the Company, plaintiffs alleged that the Company itself and as part of a joint venture operated a nearby plant and, as part of those operations, used a groundwater injection well to dispose of various wastes, and that those wastes contaminated the potable water supply at Georgia Gulf.  In August 2005, the Company and several other defendants entered into an agreement to settle these matters with the Company agreeing to pay $1.4 million, an amount which has since been paid.  On May 4, 2006, the Court granted settlement class certification.  Following notice and a fairness hearing, the Court approved the settlement through entry of a Final Order and Judgment dated August 16, 2007.  Absent any appeal, the Final Order and Judgment will become final and the settlement will become effective during the fourth quarter 2007.  The settlement funds can be distributed thereafter.  This settlement was agreed to by the Company without any admission of liability.

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

Acevedo, et al. v. Union Pacific Railroad Company, et al., Case No. C-4885-99-F, 332nd Judicial District Court, Hidalgo County, Texas (2001), and related lawsuits, are mass toxic tort lawsuits alleging pesticide exposure relating to operations at a former pesticide formulation facility in Mission, Texas.  There are currently approximately 1,900 plaintiffs and approximately 30 defendants, including the Company.  Plaintiffs include former workers at the pesticide formulation facility, and persons who currently reside, or in the past resided, near the facility.  All plaintiffs allege personal injuries and/or property damage.  The vast majority of the plaintiffs allege residential exposure to a variety of pesticide and chemical products as a result of leaks, spills, flooding, and airborne emissions from the pesticide formulation facility.  It is alleged that certain of the Company’s products were sold to or used by the pesticide formulation facility prior to its ceasing operations in 1967.  In November 2004, Defendants filed a Petition for a Writ of Mandamus in the Texas Supreme Court seeking to set aside an order consolidating the claims of certain plaintiffs for trial, and seeking to require the plaintiffs to provide certain evidence of exposure and injury before being permitted to proceed in court.  In response, the Texas Supreme Court issued a partial stay of the underlying litigation.  In November 2005, oral argument with respect to Defendants’ Petition for Writ of Mandamus was held before the Texas Supreme Court.  On June 15, 2007, the Texas Supreme Court issued an opinion captioned In Re Allied Chemical Corp., et al. (No. 04-1023), wherein the Texas Supreme Court supported the defendants’ arguments and required the trial court to require plaintiffs to provide evidence which specifically connects a defendant’s products with a plaintiff’s alleged personal injury, and then to provide to defendants a reasonable time to prepare for trial.  While it is not yet clear how that decision will impact this litigation, the Company believes that the decision will assist it in defending plaintiffs’ personal injury claims.  On October 10, 2007, the trial court granted plaintiffs’ motion to sever the claims of one individual plaintiff so that such plaintiff’s claims can be separately tried.  No trial date has yet been set.  The Company continues to deny any liability to plaintiffs and intends to vigorously defend these matters.

The Company and others have been sued by approximately 588 former employees and employees of third-party contractors who allege hearing loss as a result of their having worked at plants located in or about Lake Charles, Louisiana.  The Company formerly owned and operated a plant in Lake Charles.  In July 2005, the Company and other defendants reached a settlement in principle with plaintiffs’ lawyers which provides for the resolution of these claims over a period of approximately two years, and since that time, approximately 279 of those claims have been resolved.  The Company has accrued its remaining probable and reasonably estimable liability as a portion of the amount described in the paragraph below entitled “Amounts Accrued for Non-Asbestos Litigation.”  The lawsuits at issue are all pending in the 14th Judicial District Court of Calcasieu Parish, Louisiana, and are captioned as follows:  James Allee, et al. v. Canadianoxy Offshore Production Co., et al., Case No. 2001-4085, James Hollingsworth, et al. v. Hercules Inc., Civil Action No. 2001-4064, Joseph Kelley, et al. v. Canadianoxy Offshore Production Co., et al., Civil Action No. 98-2802, Robert Corbin, et al. v. Canadianoxy Offshore Production Co., et al., Civil Action No. 98-1097, Carl Belaire, et al. v. Bridgestone Firestone Inc., et al., Civil Action No. 2005-004369, Darrell Comeaux, et al. v Bridgestone/Firestone, Inc., et al., Civil Action No. 2006-2242, Howard Dejean, et al. v. Bridgestone/Firestone, Inc., et al., Civil Action No. 2006-6276, and Lloyd Guillory, et al v. Bridgestone/Firestone, et al., Civil Action No. 2007-002582, Harold Herbert, et al. v. Bridgestonne/Firestone North American Tire, LLC, et al., Civil Action No. 2007-005019.

Amounts Accrued for Non-Asbestos Litigation

During the period January 1, 2007 through September 30, 2007 no new accruals for non-asbestos and non-environmental litigation were established.  During that same time period, settlement payments for non-asbestos and non-environmental litigation were $2.1 million.  The September 30, 2007 Consolidated Balance Sheet reflects a current liability of $6.2 million for non-asbestos and non-environmental related litigation matters, representing management’s best estimate of the probable and reasonably estimable losses for such matters.  A separate liability is provided for the Vertac litigation.  While it is not feasible to predict the outcome of all pending legal proceedings, it is reasonably possible that an exposure to loss exists in excess of the amounts accrued for these and other matters, and the ultimate resolution of one or more of these matters could have a material adverse effect upon the Company’s financial position, results of operations and/or cash flows for any annual, quarterly or other period.

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

9.        Stock-Based Compensation

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

Stock Options

The fair value of stock option awards granted is estimated on the dates of grant using the Black-Scholes option pricing model and the weighted-average assumptions in the following table:

	2007	2006
Expected volatility	30.00%	30.10%
Expected dividend yield (1)	0.00%	0.00%
Expected life (in years)	6.0	6.0
Risk-free interest rate	4.68%	4.60%

(1) All stock options granted in 2007 occurred during the quarter ended March 31, 2007 prior to the Company’s restoration of a common stock dividend which occurred during the quarter ended September 30, 2007.  Accordingly, the assumptions associated with the options granted in 2007 do not reflect an expected dividend yield.

A summary of stock option activity under the Plans as of September 30, 2007 and changes during the nine months then ended is presented as follows:
	Regular		Performance Accelerated
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted-Average Price
Outstanding at December 31, 2006	4,677,295	$23.22	720,990	$40.75
Granted	230,133	21.04	—	—
Exercised	(426,233)	14.35	—	—
Forfeited	(784,570)	38.98	(211,175)	40.26
Outstanding at September 30, 2007	3,696,625	$20.77	509,815	$40.95
Exercisable at September 30, 2007	3,118,303	$21.63	70,895	$40.78

Restricted Stock Awards

A summary of restricted stock award activity under the Plans as of September 30, 2007 and changes during the nine months then ended is presented as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	2,057,408	$12.05
Granted	369,676	20.89
Vested(1)	(603,044)	11.89
Forfeited	(5,549)	19.56
Outstanding at September 30, 2007	1,818,491	$13.88

(1)Includes 547,113 shares attributable to the accelerated vesting of certain 2004 restricted stock awards due to the achievement of specific share price performance benchmarks upon the February 2007 anniversary date.

The following supplemental disclosures are provided with respect to the Company’s stock option and restricted stock award plans:

	September 30, 2007	December 31, 2006
Unrecognized compensation cost:
Stock options	$2.1	$1.6
Restricted stock	$13.7	$12.9
Weighted-average remaining periods for recognition (years):
Stock options	1.7	1.9
Restricted stock	3.6	3.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Compensation cost recognized:
Stock options	$0.5	$0.6	$1.4	$1.6
Restricted stock (1)	$1.0	$0.9	$6.0	$2.8

Fair value of options granted (per share)	$—	$5.45	$8.26	$4.61
Intrinsic value of options exercised	$0.6	$2.1	$2.4	$2.1
Tax benefits recognized in Additional paid-in capital:
Stock options	$0.1	$—	$0.7	$0.3
Restricted stock	$—	$0.4	$1.8	$0.7

(1)The nine months ended September 30, 2007 includes approximately $3 million attributable to the accelerated vesting of certain 2004 restricted stock awards due to the achievement of specific share-price performance benchmarks upon the February 2007 anniversary date.

10.        Supplemental Financial Statement Disclosures

	September 30, 2007	December 31, 2006
Accounts receivable, gross	$385.1	$332.2
Allowance for doubtful accounts	(4.9)	(5.6)
Accounts receivable, net	$380.2	$326.6

Inventories:
Finished goods	$123.2	$115.4
Raw materials and work-in-process	79.0	73.3
Supplies	23.2	21.9
	$225.4	$210.6

Property, plant and equipment:
Land	$16.5	$16.4
Buildings and equipment	1,693.3	1,643.0
Construction in progress	98.2	85.0
	1,808.0	1,744.4
Accumulated depreciation and amortization	(1,177.9)	(1,144.0)
Property, plant and equipment, net	$630.1	$600.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Depreciation:
Included in Cost of sales and Selling, general and administrative (“SG&A”) expenses	$17.4	$17.0	$51.8	$50.0
Accelerated depreciation included in Other operating expense, net	0.1	0.2	0.6	4.1
	$17.5	$17.2	$52.4	$54.1

Amortization:
Intangible assets	$2.4	$1.8	$6.1	$5.4
Capitalized software (normal basis) included in SG&A expenses	3.8	3.9	11.5	11.3
Accelerated amortization of capitalized software included in Other operating expense, net	3.4	—	10.3	—
Deferred financing costs included in Interest and debt expense	0.9	0.2	1.7	0.9
	$10.5	$5.9	$29.6	$17.6
Cash paid during the period for:
Interest	$14.0	$1.4	$47.6	$47.2
Income taxes, net of refunds received	(17.7)	9.5	(189.3)	28.8
Non-cash investing and financing activities:
De-consolidation of debt issued by FiberVisions	—	—	—	90.0
De-consolidation of FiberVisions capitalized debt issuance costs	—	—	—	(6.3)
Incentive and other share-based compensation plan issuances	1.7	0.6	10.6	12.4

11.       Restructuring Programs

A summary of the charges included in Other operating expense, net incurred during the nine months ended September 30, 2007 in connection with restructuring programs as well as an allocation to the reporting segments is provided as follows:

	Severance	Other Exit Costs	Asset Charges	Total
Research and development consolidation	$—	$0.3	$0.4	$0.7
Manufacturing and Alliance-related rationalization	1.4	0.2	0.2	1.8
Business segment realignment	1.7	—	—	1.7
Business Infrastructure Project	12.8	6.2	10.3	29.3
Total by restructuring program	$15.9	$6.7	$10.9	$33.5

Paper Technologies and Ventures	$1.2	$0.7	$0.2	$2.1
Aqualon Group	1.8	0.4	—	2.2
Corporate	12.9	5.6	10.7	29.2
Total by reporting segment	$15.9	$6.7	$10.9	$33.5

The charges recorded during the nine months ended September 30, 2007 primarily reflect severance and termination benefits which are being accrued over periods during which affected employees are required to provide continuing services in connection with the related program.  In addition, other exit costs, including transition services, employee relocation and site closure expenses, among others are charged as incurred.  A total of 47 employees were added to the severance plans associated with these programs during the nine months ended September 30, 2007.  During 2007, the Company initiated actions to curtail operations at its Mexico City, Mexico manufacturing facility by early 2008.  Accordingly, employees at that site are accruing severance and termination benefits over the next several months as they provide continuing services.  Related to this action was the termination of certain sales and marketing employees in that region as the Company has contracted with a local distributor to assume the servicing of certain customer accounts.  In addition, the Company has terminated certain production employees at its Dalton, Georgia manufacturing facility in connection with the discontinuation of a guar production line at that facility.  Approximately $7 million of additional charges for all restructuring programs on a combined basis are expected to be accrued through 2009 resulting in approximately $27 million of future cash payments primarily in 2007 and 2008 with certain amounts continuing into 2010.

Asset charges recorded during the nine months ended September 30, 2007 include accelerated depreciation for certain assets at the Company’s Wilmington, Delaware research facility in connection with construction projects attributable to the Research and development consolidation program and certain production assets at various domestic PTV manufacturing facilities in connection with the planned transfer of production activities in accordance with the rosin-based sizing product alliance with MeadWestvaco.  Also included is $10.3 million of accelerated amortization charges attributable to capitalized software development costs associated with the Company’s information technology platform, which is in the process of undergoing a substantial technical upgrade that is expected to continue through the second quarter of 2008.  Accordingly, charges resulting in additional accelerated amortization of approximately $8 million will continue to be recorded through the second quarter of 2008.

A reconciliation of activity with respect to the accrued liabilities for the plans described above is as follows:

	Nine Months Ended September 30,
	2007	2006
Balance at beginning of period	$10.5	$16.6
Accrued charges for severance and related benefits	15.9	9.0
Accrued charges for other exit and restructuring costs	5.3	4.7
Cash payments	(12.3)	(17.9)
Other, including foreign currency translation	1.2	0.3
Balance at end of period	$20.6	$12.7

In addition, the Company made cash payments of $1.4 million and $2.9 million during the nine months ended September 30, 2007 and 2006, respectively, for certain exit costs that have been paid as incurred and are not included in the reconciliation of accrued restructuring liabilities above.

In connection with the substantial completion of the Research and development consolidation program, the Company is in the process of marketing its former facility in Jacksonville, Florida.  In addition, the Company is currently marketing its administrative office building in Rijswijk, The Netherlands consistent with the European portion of the Business

Infrastructure Project and its ongoing efforts to transfer additional support staff to its European headquarters in Schaffhausen, Switzerland.  These facilities, with carrying values of $7.7 million and $2.3 million, respectively, are reflected as assets held for sale and are included in the caption “Other current assets” on the Consolidated Balance Sheet as of September 30, 2007.

12.      Other Operating Expense, Net

Other operating expense, net consists of the following:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Severance, restructuring and other exit costs, net	$7.8	$3.7	$22.6	$16.6
Accelerated depreciation and amortization	3.5	0.2	10.9	4.1
Legal settlements	—	—	(0.2)	(2.1)
Asset retirement and environmental charges	0.1	0.1	0.3	0.3
Gains on asset dispositions, net	(7.6)	(0.5)	(11.6)	(0.6)
Dismantlement costs	0.9	0.5	2.6	1.1
Other miscellaneous charges, net	0.7	0.6	1.5	1.0
	$5.4	$4.6	$26.1	$20.4

13.	Other Expense, Net

Other expense, net consists of the following:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Asbestos-related costs, net	$2.3	$2.2	$6.6	$6.7
Investment dilution and loss on sale of 51% interest in FiberVisions	2.8	0.1	2.5	10.7
Loss on repurchase of debt	—	—	—	11.9
Asset retirement and environmental charges	1.6	1.3	4.5	3.4
Litigation settlements and accruals	0.6	2.3	15.1	4.4
Gains on asset dispositions, net	(2.4)	—	(2.8)	—
Other, net	(1.0)	(1.3)	(3.0)	(0.8)
	$3.9	$4.6	$22.9	$36.3
14.	Income Taxes

Benefit/Provision for Income Taxes

For the three months ended September 30, 2007, the Company recognized pretax income of $51.0 million and tax expense of $10.9 million while the nine months ended September 30, 2007 reflects pre-tax income of $112.4 million and a tax benefit of $37.2 million.  The most significant discrete items during the 2007 three month period were a $6.4 million benefit related to income tax law changes in Germany and the UK and a $3.8 million charge to adjust the receivable resulting from the IRS audits of the years 1993 through 2003.  The tax benefit for the 2007 nine month period includes the following discrete items: (i) a $56.4 million benefit related to the IRS final audit resolution and resulting interest income; (ii) a $2.3 million benefit for expected state income tax refunds resulting from the settlement of years 1993 through 2003; (iii) a net $0.4 million charge for other changes in international and state income tax reserves; and (iv) a $6.2 million benefit related to income tax law changes enacted in China, Germany, and the UK.  The full year effective tax benefit rate for 2007 is estimated to be 23%.

The Company recognized pretax income of $50.1 million and tax expense of $14.1 million for the three months ended September 30, 2006 and a pretax loss of $2.5 million and a tax benefit of $2.7 million for the nine months ended September 30, 2006.  The 2006 nine month effective tax rate reflects charges attributable to the valuation allowance for the loss on the sale of FiberVisions, a provision related to undistributed foreign earnings triggered by the sale, and a benefit related to the Vertac litigation charge (see Note 8).

Resolution of Income Tax Matters

During the first quarter of 2007, the Company reached agreement with the IRS on all remaining income tax matters for the years 1993 through 2003. During the second quarter of 2007, the Company was able to increase its expected refund of interest through the application of various income tax deposits and overpayments to the final tax liabilities for the years 1993 through 2003.  During the third quarter of 2007, the expected refund was adjusted.  As a result, an additional benefit of $56.4 million, including interest and net of a $3.8 million true-up adjustment, was recorded over and above those amounts recorded during the fourth quarter of 2006.  The Company expects to receive a total of approximately $241 million, including interest, during 2007 and 2008 as a result of the settlement with the IRS.  In addition, the Company expects to receive approximately $3 million in state income tax refunds as a result of the resolution of tax years 1993 through 2003.  Through the nine months ended September 30, 2007, the Company has received $223.2 million related to the federal and state income tax matters.  The remainder is expected to be received during the first half of 2008 and is reflected on the Consolidated Balance Sheet as of September 30, 2007 within Current assets.

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

15.	Earnings (Loss) Per Share

The following table provides the weighted-average number of common shares (in millions) used in computing basic and diluted earnings (loss) per share:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted-average number of common shares outstanding – Basic	114.4	110.9	114.4	110.6
Dilutive effect of:
Convertible debentures	0.2	0.2	0.2	0.2
Share-based compensation plans	0.6	0.6	0.5	0.5
Weighted-average number of common shares outstanding - Diluted	115.2	111.7	115.1	111.3

Items excluded from computation of diluted earnings per share (exercise price exceeds market value):
Options to purchase common stock	1.9	4.4	1.9	4.6
Warrants to purchase common stock	6.6	6.7	6.6	6.7
	8.5	11.1	8.5	11.3

As a result of the loss incurred for the nine months ended September 30, 2006, 110.6 million shares are used for the purposes of computing both basic and diluted earnings per share, as the utilization of the calculated amounts for diluted shares of 111.3 million would be anti-dilutive.

16.       Reporting Segment Information

A summary of reporting segment data is provided below:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales:
Paper Technology and Ventures	$287.2	$274.6	$858.7	$795.2
Aqualon Group	257.0	238.5	736.8	677.0
FiberVisions	—	—	—	69.2
	$544.2	$513.1	$1,595.5	$1,541.4

Profit from operations(1):
Paper Technology and Ventures(2)	$34.6	$25.8	$88.8	$57.0
Aqualon Group	50.9	52.3	156.2	146.5
FiberVisions	—	—	—	0.5
Corporate items (3)	(12.6)	(5.7)	(37.7)	(9.1)
	$72.9	$72.4	$207.3	$194.9

Depreciation and amortization:
Paper Technology and Ventures	$10.4	$10.3	$30.7	$33.8
Aqualon Group	12.0	11.1	35.2	32.2
Corporate items	5.6	1.7	16.1	5.7
	$28.0	$23.1	$82.0	$71.7

Research and development:
Paper Technology and Ventures	$4.6	$4.8	$13.3	$13.8
Aqualon Group	6.3	4.4	18.7	13.7
FiberVisions	—	—	—	0.4
Corporate items	0.1	0.1	0.4	0.4
	$11.0	$9.3	$32.4	$28.3

Capital expenditures:
Paper Technology and Ventures	$9.9	$4.6	$24.9	$11.1
Aqualon Group	11.8	17.2	46.9	29.5
Corporate items	2.3	4.5	6.0	8.6
	$24.0	$26.3	$77.8	$49.2

(1)Normal depreciation incurred by Corporate is allocated to the business segments in the determination of Profit from operations.
(2)The periods ended September 30, 2007 include $7.4 million attributable to the sale of intellectual property with applications attributable to paper treatments to enhance printing.
(3)Corporate items include severance, restructuring and other exit costs, accelerated depreciation and amortization, primarily related to the Business Infrastructure Project, and certain other items that have not been allocated to the business segments.

17.       Financial Instruments and Risk Management, Including Derivatives

    The Company selectively uses foreign currency forward contracts and currency swaps to offset the effects of foreign currency exchange rate changes on reported earnings, cash flow and net asset positions.  During the three and nine months ended September 30, 2007 the Company recorded $0.8 million and $1.2 million, respectively, as a component of Other expense, net representing the net loss due to underlying foreign currency exposures net of the impact of foreign currency contracts.  The three and nine months ended September 30, 2006 included $0.2 million and $1.7 million, respectively, of net losses attributable to foreign currency exposures.  The Company also uses cross-currency interest rate swaps to hedge the Company’s foreign currency exposure associated with its net investment in certain foreign operations that utilize the Euro as their functional currency.  The notional amount of the swaps is $500/€420.2 million and requires payment of EURIBOR + 1.59% and receipt of LIBOR + 1.50%.  During the three and nine months ended September 30, 2007, the Company recorded $0.1 million and $2.1 million, respectively, as a reduction to Interest and debt expense representing the net amount received from the swaps in excess of amounts paid.  The prior year periods ended September 30, 2006 included $2.3 million and $5.3 million, respectively, of net reductions to Interest and debt expense attributable to the swaps.

The following table presents the net carrying amounts and fair values of the Company’s financial instruments and derivatives as well as the balance sheet caption in which they are included:

	September 30, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Deferred charges and other assets:
Investment securities available for sale	$2.3	$2.3	$2.6	$2.6
Foreign exchange contracts, net	0.3	0.3	(0.1)	(0.1)
Current and long-term debt obligations	817.6	745.5	995.5	964.2
Deferred credits and other liabilities:
Cross currency interest rate swaps	95.6	95.6	53.2	53.2

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

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2007
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$157.6	$114.9	$321.2	$(49.5)	$544.2
Cost of sales	111.2	82.9	213.7	(49.8)	358.0
Selling, general and administrative expenses	25.7	30.7	38.1	—	94.5
Research and development	4.5	5.0	1.5	—	11.0
Intangible asset amortization	1.6	0.1	0.8	(0.1)	2.4
Other operating expense (income), net	(2.4)	4.3	3.5	—	5.4

Profit (loss) from operations	17.0	(8.1)	63.6	0.4	72.9
Interest and debt expense (income), net	46.5	(30.7)	1.2	—	17.0
Vertac response costs and litigation charges	1.0	—	—	—	1.0
Other expense, net	0.2	3.5	0.1	0.1	3.9
Income (loss) before income taxes, minority interests and equity income (loss)	(30.7)	19.1	62.3	0.3	51.0
Provision (benefit) for income taxes	(2.0)	8.4	4.4	0.1	10.9
Income (loss) before minority interests and equity income (loss)	(28.7)	10.7	57.9	0.2	40.1
Minority interests in losses of consolidated subsidiaries	—	—	0.3	—	0.3
Equity income (loss) of affiliated companies	—	1.0	(0.3)	0.3	1.0
Equity income from consolidated subsidiaries	70.1	—	—	(70.1)	—
Net income from continuing operations before discontinued operations	41.4	11.7	57.9	(69.6)	41.4
Net income from discontinued operations, net of tax	1.0	—	—	—	1.0
Net income	$42.4	$11.7	$57.9	$(69.6)	$42.4

Condensed Consolidating Statement of Operations
Nine months Ended September 30, 2007
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$467.6	$340.3	$932.5	$(144.9)	$1,595.5
Cost of sales	329.0	240.7	616.1	(145.6)	1,040.2
Selling, general and administrative expenses	77.8	93.9	111.7	—	283.4
Research and development	13.6	14.7	4.1	—	32.4
Intangible asset amortization	4.6	0.5	1.1	(0.1)	6.1
Other operating expense, net	19.5	5.2	1.4	—	26.1

Profit (loss) from operations	23.1	(14.7)	198.1	0.8	207.3
Interest and debt expense (income), net	138.4	(90.0)	3.6	—	52.0
Vertac response costs and litigation charges	20.0	—	—	—	20.0
Other expense, net	17.4	5.3	0.1	0.1	22.9
Income (loss) before income taxes, minority interests and equity income	(152.7)	70.0	194.4	0.7	112.4
(Benefit) provision for income taxes	(94.7)	26.3	30.9	0.3	(37.2)
Income (loss) before minority interests and equity income	(58.0)	43.7	163.5	0.4	149.6
Minority interests in earnings of consolidated subsidiaries	—	—	(0.7)	—	(0.7)
Equity income of affiliated companies	—	0.5	0.7	(0.7)	0.5
Equity income from consolidated subsidiaries	207.4	—	—	(207.4)	—
Net income from continuing operations before discontinued operations	149.4	44.2	163.5	(207.7)	149.4
Net income from discontinued operations, net of tax	1.0	—	—	—	1.0
Net income	$150.4	$44.2	$163.5	$(207.7)	$150.4

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2006
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$155.9	$115.5	$281.6	$(39.9)	$513.1
Cost of sales	108.6	81.8	181.6	(39.8)	332.2
Selling, general and administrative expenses	25.4	29.6	37.8	—	92.8
Research and development	4.8	3.9	0.6	—	9.3
Intangible asset amortization	1.4	0.2	0.2	—	1.8
Other operating expense, net	1.7	0.5	2.4	—	4.6

Profit (loss) from operations	14.0	(0.5)	59.0	(0.1)	72.4
Interest and debt expense (income), net	44.0	(27.5)	0.2	—	16.7
Vertac response costs and litigation charges	1.0	—	—	—	1.0
Other expense, net	1.1	3.2	0.3	—	4.6
Income (loss) before income taxes, minority interests and equity loss	(32.1)	23.8	58.5	(0.1)	50.1
Provision (benefit) for income taxes	(28.4)	8.0	34.7	(0.2)	14.1
Income (loss) before minority interests and equity (loss) income	(3.7)	15.8	23.8	0.1	36.0
Minority interests in earnings of consolidated subsidiaries	—	—	(0.4)	—	(0.4)
Equity loss of affiliated companies	—	(1.2)	(0.2)	0.3	(1.1)
Equity income from consolidated subsidiaries	38.2	—	—	(38.2)	—
Net income from continuing operations before discontinued operations	34.5	14.6	23.2	(37.8)	34.5
Net loss from discontinued operations, net of tax	(0.3)	—	—	—	(0.3)
Net income	$34.2	$14.6	$23.2	$(37.8)	$34.2

Condensed Consolidating Statement of Operations
Nine months Ended September 30, 2006
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated

Net sales	$444.4	$369.6	$849.2	$(121.8)	$1,541.4
Cost of sales	310.2	267.5	562.2	(122.3)	1,017.6
Selling, general and administrative expenses	76.0	87.9	110.9	—	274.8
Research and development	14.1	12.5	1.7	—	28.3
Intangible asset amortization	4.4	0.6	0.4	—	5.4
Other operating expense, net	6.3	2.2	11.9	—	20.4

Profit (loss) from operations	33.4	(1.1)	162.1	0.5	194.9
Interest and debt expense (income), net	128.7	(75.3)	0.7	—	54.1
Vertac response costs and litigation charges	107.0	—	—	—	107.0
Other expense, net	28.8	6.8	0.7	—	36.3
(Loss) income before income taxes, minority interests and equity (loss) income	(231.1)	67.4	160.7	0.5	(2.5)
(Benefit) provision for income taxes	(82.2)	23.6	55.8	0.1	(2.7)
Income (loss) before minority interests and equity (loss) income	(148.9)	43.8	104.9	0.4	0.2
Minority interests in earnings of consolidated subsidiaries	—	—	(0.8)	—	(0.8)
Equity (loss) income of affiliated companies	—	(2.3)	0.2	—	(2.1)
Equity income (loss) from consolidated subsidiaries	146.2	0.5	(0.8)	(145.9)	—
Net (loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(2.7)	42.0	103.5	(145.5)	(2.7)
Net loss from discontinued operations, net of tax	(1.6)	—	—	—	(1.6)
Net (loss) income before cumulative effect of change in accounting principle	(4.3)	42.0	103.5	(145.5)	(4.3)
Cumulative effect of change in accounting principle, net of tax	0.9	—	—	—	0.9
Net (loss) income	$(3.4)	$42.0	$103.5	$(145.5)	$(3.4)

Condensed Consolidating Balance Sheet
As of September 30, 2007
	Unconsolidated
		Guarantor	Non-Guarantor	Eliminations and
Assets	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current assets
Cash and cash equivalents	$25.7	$1.2	$121.7	$—	$148.6
Accounts receivable, net	69.5	47.9	262.0	0.8	380.2
Intercompany receivables (payables)	64.3	8.4	(4.0)	(68.7)	—
Inventories	57.2	70.6	98.2	(0.6)	225.4
Deferred income taxes	37.7	2.9	7.9	—	48.5
Income taxes receivable	21.2	—	—	—	21.2
Other current assets	22.9	3.0	20.9	—	46.8
Total current assets	298.5	134.0	506.7	(68.5)	870.7
Property, plant and equipment, net	129.0	148.8	352.3	—	630.1
Investments in subsidiaries and advances, net	2,669.8	81.5	—	(2,751.3)	—
Intangible assets, net	135.7	2.4	25.4	—	163.5
Goodwill	59.0	37.6	421.6	—	518.2
Deferred income taxes	377.9	—	18.1	(4.1)	391.9
Asbestos-related assets	30.4	—	—	—	30.4
Deferred charges and other assets	76.8	28.8	23.7	—	129.3
Total assets	$3,777.1	$433.1	$1,347.8	$(2,823.9)	$2,734.1
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$62.3	$31.4	$112.3	$—	$206.0
Intercompany payables	2.1	45.9	19.9	(67.9)	—
Asbestos-related liabilities	22.0	—	—	—	22.0
Current debt obligations	20.1	—	24.3	—	44.4
Vertac obligations	19.8	—	—	—	19.8
Accrued expenses	138.5	34.0	71.4	—	243.9
Deferred income taxes	—	—	11.1	—	11.1
Total current liabilities	264.8	111.3	239.0	(67.9)	547.2
Long-term debt	746.0	—	27.2	—	773.2
Deferred income taxes	0.4	4.1	70.5	(4.1)	70.9
Pension obligations	160.9	—	58.7	—	219.6
Other postretirement benefit obligations	121.6	—	3.5	—	125.1
Deferred credits and other liabilities	248.8	14.7	18.2	—	281.7
Asbestos-related liabilities	235.9	—	—	—	235.9
Intercompany notes payable (receivable)	1,540.3	(1,454.1)	(86.2)	—	—
Minority interests	—	—	22.1	—	22.1
Total stockholders' equity	458.4	1,757.1	994.8	(2,751.9)	458.4
Total liabilities and stockholders' equity	$3,777.1	$433.1	$1,347.8	$(2,823.9)	$2,734.1

Condensed Consolidating Statement of Cash Flows
Nine months Ended September 30, 2007
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By Operating Activities	$310.9	$38.7	$159.1	$(261.2)	$247.5
Cash Flows From Investing Activities:
Capital expenditures	(13.3)	(26.3)	(38.2)	—	(77.8)
Acquisitions and investments, net	—	(16.2)	—	—	(16.2)
Proceeds from sale of 51% interest inFiberVisions, net of transaction costs	(1.2)	—	—	—	(1.2)
Proceeds of asset disposals, net of transactioncosts	0.7	—	12.9	—	13.6
Net cash used in investing activities	(13.8)	(42.5)	(25.3)	—	(81.6)
Cash Flows From Financing Activities:
Long-term debt proceeds	—	—	3.9	—	3.9
Long-term debt payments	(192.1)	—	—	—	(192.1)
Change in short-term debt	—	—	8.0	—	8.0
Change in intercompany advances	(154.4)	4.5	(79.5)	229.4	—
Repurchase of common stock	(22.8)	—	—	—	(22.8)
Proceeds from the exercise of stock options	6.1	—	—	—	6.1
Dividends paid	—	—	(31.8)	31.8	—
Other, net	2.1	—	—	—	2.1
Net cash (used in) provided by financingactivities	(361.1)	4.5	(99.4)	261.2	(194.8)
Effect of exchange rate changes on cash	—	—	5.7	—	5.7
Net (decrease) increase in cash and cash equivalents	(64.0)	0.7	40.1	—	(23.2)
Cash and cash equivalents - beginning of period	89.7	0.5	81.6	—	171.8
Cash and cash equivalents - end of period	$25.7	$1.2	$121.7	$—	$148.6

Condensed Consolidating Statement of Cash Flows
Nine months Ended September 30, 2006
	Unconsolidated
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net Cash Provided By Operating Activities	$5.5	$50.1	$417.0	$(365.6)	$107.0
Cash Flows From Investing Activities:
Capital expenditures	(11.8)	(13.0)	(24.2)	(0.2)	(49.2)
Acquisitions and investments, net	—	(22.7)	(3.4)	—	(26.1)
Proceeds from sale of 51% interest in FiberVisions, net	25.1	—	—	—	25.1
Proceeds of asset disposals, net of transactioncosts	1.0	—	0.2	—	1.2
Other, net	(0.2)	—	(0.3)	—	(0.5)
Net cash (used in) provided by investing activities	14.1	(35.7)	(27.7)	(0.2)	(49.5)
Cash Flows From Financing Activities:
Long-term debt issued by FiberVisions, net of issuance costs	83.7	—	—	—	83.7
Long-term debt proceeds	—	—	13.7	—	13.7
Long-term debt payments	(116.9)	—	(6.8)	—	(123.7)
Change in short-term debt	—	—	6.5	—	6.5
Change in intercompany advances	14.4	(14.8).	(256.6)	257.0	—
Proceeds from the exercise of stock options	6.6	—	—	—	6.6
Dividends paid	—	—	(108.8)	108.8	—
Other, net	0.6	—	—	—	0.6
Net cash used in financing activities	(11.6)	(14.8)	(352.0)	365.8	(12.6)
Effect of exchange rate changes on cash	—	—	1.7	—	1.7
Net increase (decrease) in cash and cashequivalents	8.0	(0.4)	39.0	—	46.6
Cash and cash equivalents - beginning of period	6.5	1.0	69.8	—	77.3
Cash and cash equivalents - end of period	$14.5	$0.6	$108.8	$—	$123.9

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as:  ability to generate cash, changes in tax laws, regulations and/or rates or changes resulting from ongoing reviews of tax liabilities, ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, the success of outsourcing initiatives, ability to execute and integrate acquisitions, ability to raise product prices, ability to execute divestitures, ability to realign business portfolio and segments, ability to achieve growth in earnings and cash flows, business climate, business performance, economic and competitive uncertainties, higher manufacturing costs, reduced level of customer orders, changes in strategies, risk in developing new products and technologies, risk in developing new market opportunities, environmental and safety regulations and clean-up costs, foreign exchange rates and exchange control regulations, foreign investment laws, the impact of changes in the value of pension fund assets and liabilities, ability to complete changes in pension asset allocations and reduce pension funding requirements, changes in generally accepted accounting principles, legislative changes, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, the financial capacity of settling insurers, the impact of increased accruals and reserves for such exposures, the outcome of litigation and appeals, including the ability to obtain judicial review of adverse litigation results, and adverse changes in economic and political climates around the world, including terrorist activities, international hostilities, governmental instabilities and potential natural disasters.  Accordingly, there can be no assurance that the Company will meet future results, performance or achievements expressed or implied by such forward-looking statements, or continue the share repurchase program or the payment of dividends.  As appropriate, additional factors are contained in other reports filed by the Company with the Securities and Exchange Commission.  The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are among those which identify forward-looking statements.  This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which the Company does not intend to update, except as may be required by law.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes thereto.  All references to individual Notes refer to Notes to the Consolidated Financial Statements. Within the following discussion, unless otherwise stated “quarter” and “three-month period” refer to the third quarter of 2007 and the three months ended September 30, 2007.  All comparisons are with the corresponding period in the previous year, unless otherwise stated. All dollar amount references and tables are in millions.

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

More than 50% of the Company’s revenues are generated outside of North America.  Net sales by region expressed as a percentage of total net sales for the three and nine months ended September 30, 2007 and 2006 were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
North America	47%	50%	47%	49%
Europe	35%	35%	36%	34%
Asia Pacific	12%	10%	11%	11%
Latin America	6%	5%	6%	6%
Consolidated	100%	100%	100%	100%

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

A reporting segment is also maintained for FiberVisions for historical reporting purposes reflecting the Company’s consolidation of this business through March 31, 2006.  The Company currently holds a 34.5% ownership interest in the FiberVisions business with a book value of approximately $18.7 million.  The consolidated results of operations for the nine months ended September 30, 2006 reflect the Company’s 100% ownership of this business through March 31, 2006.

Net sales for the three and nine months ended September 30, 2007 and 2006 as a percent of total net sales, by segment, were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Paper Technologies and Ventures	53%	54%	54%	52%
Aqualon Group	47%	46%	46%	44%
FiberVisions	—	—	—	4%
Consolidated	100%	100%	100%	100%

Key Developments

The following business and corporate actions and financial reporting developments had an impact on the Company’s results of operations and financial position as well as the overall presentation of financial information:  (1) initiation of a share repurchase program and common stock dividend, (2) business acquisitions and investments, (3) formal signing and initiation of offshoring and outsourcing agreements as well as continued progress applicable to the Business Infrastructure Project, (4) resolution and settlement of significant legacy environmental litigation matters,  (5) formal agreement with the Internal Revenue Service (“IRS”) regarding the resolution of certain income tax matters and the receipt of a substantial portion of estimated tax refunds, (6) implementation of a liability-driven investing strategy for the Company’s U.S. and United Kingdom defined benefit pension plans and (7) the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  A discussion of these developments follows.

Share Repurchase Program and Common Stock Dividend

During the third quarter of 2007, the Board of Directors authorized the repurchase of up to $200 million of common stock and declared a quarterly cash dividend of five cents per share payable in October 2007.  A total of 1.2 million shares were repurchased for $22.8 million during the quarter ended September 30, 2007.  These matters are discussed in greater detail within the discussion of Commitments and Contractual Obligations that follows.

Business Acquisitions and Investments

During the third quarter of 2007, the Company completed two transactions comprised of the acquisition of the specialty surfactants business of Dexter Chemicals, LLC (“Dexter”) for $10.3 million and the formation of H2H Innovations, LLC (“H2H”), a technology joint venture between Heartland Resource Technologies (“Heartland”) and Hercules, which resulted in a cash investment of $5.0 million.  The Dexter business has been integrated into the Aqualon segment and will market products to the coatings industry.  H2H has been integrated into the Ventures component of PTV.  Additional information regarding these activities is provided in Note 3 to the Consolidated Financial Statements and the discussion of Commitments and Contractual Obligations that follows.

Business Infrastructure Project

In January 2007, the Company signed outsourcing/offshoring agreements with Genpact International, HCL America Inc. and HCL Technologies Limited and proceeded with plans to transition certain corporate and business support activities and services in connection with the Company’s previously disclosed Business Infrastructure Project.  Activities associated with these agreements, as well as those with other service providers initiated during 2006, are operational and progressing in various phases of transition as contemplated in the project plans.  During these transitional periods, the Company is incurring restructuring and severance charges, exit costs and other related implementation charges as well as accelerated amortization.  A total of $29.3 million of such charges attributable to these specific activities have been recorded through the nine months ended September 30, 2007.  Additional detail is provided in Note 11 to the Consolidated Financial Statements.

Resolution of Income Tax Matters and Receipt of Estimated Refunds

During 2007, the Company reached agreement with the IRS on all remaining income tax matters for the years 1993 through 2003 resulting in the recording of an additional benefit of $56.4 million, including interest, over and above those amounts recorded during the fourth quarter of 2006.  In addition, the Company has received approximately $222 million of an estimated $241 million in federal income tax refunds, including interest, during the nine months ended September 30, 2007.  The Company also expects to receive a total of approximately $3 million in state income tax refunds, and has received approximately $1 million during the nine months ended September 30, 2007.  The remaining estimated amounts are projected to be received during the first half of 2008.  These matters are discussed in greater detail in Note 14 to the Consolidated Financial Statements and within the discussion of Liquidity and Capital Resources that follows.

Resolution and Settlement of Legacy Litigation and Environmental Matters

During May 2007, the Company paid $124.5 million in connection with the lawsuit captioned United States of America v. Vertac Corp. et al. (Civil No. 4:80CV00109 GH, U.S. District Court, Eastern District of Arkansas, Western Division) (the “Vertac litigation”).  Significant charges for this matter were recorded in prior periods resulting in only the accrual of periodic interest and the eventual cash impact of the payment impacting the 2007 financial statements.  However, the Company received notification from the government in July 2007 with respect to the recovery of additional response costs at the Vertac site with the Company’s proportionate share totaling $18.7 million.  Interest continues to accrue on this amount and has resulted in a total obligation of $19.8 million as of September 30, 2007.  Additional information regarding this matter is provided in Note 8 to the Consolidated Financial Statements.

In addition, the Company reached a settlement in principle with the United States Navy in connection with environmental issues at the Alleghany Ballistics Laboratory site (the “ABL matter”).  The settlement in principle resulted in the recording of a charge during the second quarter of 2007 for approximately $13 million, which is expected to be paid either late in the fourth quarter of 2007 or early in the first quarter of 2008.

Implementation of New Pension Plan Investment Strategy

As discussed in further detail in the Commitments and Contractual Obligations section that follows, the Company is in the process of implementing a liability-driven investing strategy that is designed to generally align the characteristics of the Company’s U.S. and United Kingdom defined benefit pension plans’ assets to those of the underlying benefit obligations with the objective of mitigating the impact of interest rate and asset value volatility.  Voluntary contributions to these plans during 2007 is driven in part by the implementation of this strategy, as well as, the impact of the settlement of litigation involving the Company’s U.S. defined benefit pension plan (see Note 8 to the Consolidated Financial Statements).

Adoption of FIN 48

The Company adopted FIN 48 effective January 1, 2007 and recorded $1.9 million as an adjustment to its beginning balance of retained earnings and a corresponding decrease to its income tax reserves recorded in the balance sheet caption Deferred credits and other liabilities in accordance with the required transition provisions.  The Company has identified $40.4 million of unrecognized tax benefits as of January 1, 2007.  Additional information regarding the adoption of FIN 48 is provided in Note 14 to the Consolidated Financial Statements.

Critical Accounting Estimates

Reference is made to the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2006 for a complete description of the Company’s critical accounting estimates.  However, the following developments are discussed below with respect to their applicability during the three and nine months ended September 30, 2007 and future periods.

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

Income Taxes

As discussed in greater detail in Note 14 to the Consolidated Financial Statements, the Company adopted the provisions of FIN 48 effective January 1, 2007.  In connection with the adoption of FIN 48, the Company retained its prior practice of accounting for interest and penalties related to tax positions as a component of income tax expense and related income tax assets and liabilities.

Results of Operations – Consolidated Review

A comparative analysis, by line item, of the Statement of Operations is provided as follows for the three and nine months ended September 30, 2007 and 2006:

	Three Months			Nine Months
	2007	2006	Change	2007	2006	Change
Net sales	$544.2	$513.1	$31.1	$1,595.5	$1,541.4	$54.1

Net sales for the three months ended September 30, 2007 increased 6% from the prior year period primarily as a result of higher volume of $20.7 million, or 4%, higher pricing of $3.4 million, or 1%, and $15.9 million, or 3%, related to higher rates of exchange (“ROE”).  These increases were partially offset by an unfavorable product mix of $8.9 million, or 2%.  The Company increased sales in all of its business units reflecting overall volume growth, particularly in emerging markets, and pricing growth to continue efforts to recover higher raw material, transportation and energy costs.  In addition, the sales growth reflects continued development and introduction of new products as well as increased utilization of expanded production capacity, particularly in the Aqualon segment.  The ROE impact is primarily attributable to continued strengthening of the Euro versus the U.S. Dollar (“USD”).  The average Euro/USD exchange rate was approximately 7% higher during the 2007 period.

Net sales for the nine months ended September 30, 2007 increased 4% from the prior year period despite the absence of  FiberVisions sales which were $69.2 million through March 31, 2006.  Excluding the impact of FiberVisions, Net sales increased approximately 8%, or $123.3 million, as compared to the prior year period.  The increase is attributable to higher volume of $86.3 million, or 5%, higher pricing of $19.3 million, or 1%, and $46.7 million, or 3%, related to higher ROE.  These increases were partially offset by an unfavorable product mix of $29.0 million, or 1%.  The sales revenue trends for the nine month period are generally similar to that of the three month period with higher volume reflecting continued organic business growth, primarily in the emerging markets, and the higher ROE impact highlighting the continuing weakness of the USD.

The table below reflects Net sales per region and the percentage change from the prior year periods as well as the percentage change excluding the impact of ROE:

	Three Months Ended September 30,			% Change Excluding
Regions	2007	2006	%Change	ROE
North America	$257.1	$254.7	1%	—
Europe	190.2	178.2	7%	—
Asia Pacific	63.2	53.8	17%	16%
Latin America	33.7	26.4	28%	23%
All regions	$544.2	$513.1	6%	3%

	Nine Months Ended September 30,			% Change Excluding
Regions	2007	2006	%Change	ROE
North America	$757.1	$760.0	—	—
Europe	568.4	531.3	7%	(1)%
Asia Pacific	179.9	168.6	7%	5%
Latin America	90.1	81.5	11%	7%
All regions	$1,595.5	$1,541.4	4%	—

On a consolidated basis, Net sales increased in all regions of the world during the three months ended September 30, 2007.  Marginal declines in Aqualon’s North American sales, primarily related to softness in the coatings and construction markets, were more than offset by the continued strength of PTV’s sales, which reflect strong volume and pricing growth.  Similarly, Aqualon’s strong sales growth in the Asia Pacific region, primarily in the coatings and construction and regulated industries markets, more than offset PTV’s sales decline in this region.

Excluding the impact of FiberVisions as well as the impact of ROE, Net sales increased in all global regions for  the nine months ended September 30, 2007.  The increases were attributable to both PTV and Aqualon with the exception of PTV’s performance in the Asia Pacific region where an 8% decline was realized due to efforts to improve product mix.

In the 2007 nine month period, PTV experienced strong revenue growth in the Americas including the emerging markets in Brazil and Chile.  Similar to the three month period, both segments achieved growth in emerging markets in Russia and other Eastern European countries.  In addition, African markets, which are generally served out of European facilities, continued to provide growth.  Also similar to the three month period, Aqualon achieved consistent growth in the Asia Pacific region, primarily China, reflecting the segment’s expanding presence in the country, and was able to more than offset the revenue decline in the region attributable to PTV.

	Three Months			Nine Months
	2007	2006	Change	2007	2006	Change
Cost of sales	$358.0	$332.2	$25.8	$1,040.2	$1,017.6	$22.6
As a % of sales	66%	65%		65%	66%

Cost of sales increased 8% during the three months ended September 30, 2007 as compared to the comparable period during 2006. Higher raw material and energy costs of $5.3 million and $1.1 million, respectively, partially offset by favorable fixed cost absorption of $3.6 million, primarily attributable to Aqualon’s manufacturing facilities, were, in addition to higher volume, the most significant operating factors contributing to the increase.

Cost of sales increased 2% during the nine months ended September 30, 2007 from the comparable prior year period. Excluding the impact of FiberVisions, higher raw material costs of $17.3 million, as well as increased fixed manufacturing costs were partially offset by overall lower transportation, pension and energy costs as well as higher fixed cost absorption attributable to Aqualon as production continued at or near capacity for a number of high demand products. Raw material cost increases over the prior year level are expected to be approximately $25 million for the full year 2007.  Pricing increases implemented during 2006 and the first half of 2007 are anticipated to provide for substantial recovery of these cost increases.  However, the contractual terms of certain annual contracts, particularly those attributable to Aqualon, will limit the ability to recover raw material cost increases before year end.  In addition to pricing, the Company continues to implement actions to mitigate raw material cost increases including pursuing product substitutions, improving yields and efficiencies and implementing energy conservation programs.

	Three Months			Nine Months
	2007	2006	Change	2007	2006	Change
Selling, general and administrative expenses	$94.5	$92.8	$1.7	$283.4	$274.8	$8.6
As a % of sales	17%	18%		18%	18%

Selling, general and administrative expenses (“SG&A”) increased approximately 2% and 3% during the three and nine months ended September 30, 2007, respectively, over the comparable prior year periods.  The increases for both comparable periods reflect inflation, higher average ROE, and employee staffing-related costs associated with expanding marketing, technology and other functions primarily to support growth of both Aqualon and PTV and their expanding presence in emerging markets.  The increase during the nine month period also reflects higher incentive compensation charges of approximately $3 million attributable to the accelerated vesting of certain 2004 restricted stock awards based on the achievement of specific share price performance benchmarks partially offset by the absence of FiberVisions during the current year period as well as lower legal expenses attributable to the completion and settlement of PTV’s patent infringement litigation during the latter part of 2006.

	Three Months			Nine Months
	2007	2006	Change	2007	2006	Change
Research and development	$11.0	$9.3	$1.7	$32.4	$28.3	$4.1
As a % of sales	2%	2%		2%	2%

Research and development charges for the three and nine months ended September 30, 2007 increased 18% and 14%, respectively, over the comparable prior year periods reflecting higher spending primarily in the Aqualon Group.  The increase for the nine month period is partially offset by the absence of $0.4 million of expenditures attributable to FiberVisions during the current year period.  The increase for both comparable periods reflect higher employee staffing and related costs supporting new product development and product line enhancements.

	Three Months			Nine Months
	2007	2006	Change	2007	2006	Change
Intangible asset amortization	$2.4	$1.8	$0.6	$6.1	$5.4	$0.7

Intangible asset amortization increased during the three and nine months ended September 30, 2007 as compared to the prior year period primarily as a result of amortization associated with intangible assets recognized in connection with the consolidation of Hercules Tianpu, which was not completed until the beginning of the second quarter of 2006, the formation of H2H and the Dexter acquisition. Amortization is expected to be $8.6 million for 2007.

	Three Months			Nine Months
	2007	2006	Change	2007	2006	Change
Other operating expense, net	$5.4	$4.6	$0.8	$26.1	$20.4	$5.7

Other operating expense, net for the three and nine months ended September 30, 2007 includes $7.8 million and $22.6 million of severance, restructuring and other exit costs, as well as $3.5 million and $10.9 million of accelerated depreciation and amortization charges, respectively, attributable to the Company’s continued execution on several restructuring and rationalization programs that were initiated during the current and prior periods (see Note 11 to the Consolidated Financial Statements).  The most significant restructuring program is the Business Infrastructure Project, which results in severance and termination benefits being accrued over periods during which the affected employees are required to provide continuing services.  The most significant asset charge is attributable to accelerated amortization of certain capitalized software development costs in connection with a planned information technology platform upgrade.  In addition, the Company incurred $1.7 million and $4.4 million in dismantlement, environmental and other costs during the 2007 three and nine month periods, respectively.  These items were partially offset by gains on asset dispositions of $7.6 million including $7.4 million related to certain PTV intellectual property and $0.5 million attributable to the sale of the Company’s former research facility in Barneveld, The Netherlands for both the 2007 three and nine month periods and an additional $4.0 million during the 2007 nine month period including a gain attributable to the sale of the Company’s facility at Pendlebury, United Kingdom, which was closed during 2006 in connection with a manufacturing rationalization program.  Additionally, the 2007 nine month period reflects $0.2 million of legal recoveries related to a domestic product anti-dumping suit against certain competitors.

Other operating expense, net for the three and nine months ended September 30, 2006 includes $3.7 million and $16.6 million of severance, restructuring and other exit costs, as well as $0.2 million and $4.1 million of accelerated depreciation and amortization charges, respectively.  These charges are primarily attributable to the MeadWestvaco Manufacturing and Alliance-related rationalization, Research and Development consolidation and Business segment realignment programs. In addition, the Company incurred $1.2 million and $2.4 million in dismantlement, environmental and other costs during the 2006 three and nine month periods, respectively.  These items were partially offset by legal settlements of $2.1 million, net of insurance recoveries, primarily attributable to a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers as well as gains on asset dispositions of $0.6 million.

	Three Months			Nine Months
	2007	2006	Change	2007	2006	Change
Interest and debt expense	$17.0	$16.7	$0.3	$52.0	$54.1	$(2.1)

Interest and debt expense for the quarter ended September 30, 2007 increased 2% from 2006 primarily as a result of a $2.3 million lower benefit from the cross-currency interest rate swaps as well as $0.5 million attributable to higher local borrowings related to the financing of expansion projects in China.  These increases were partially offset by the impact of lower outstanding USD-denominated debt balances.

Interest and debt expense for the nine month period ended September 30, 2007 decreased 4% primarily due to lower outstanding debt balances resulting from the Company’s repurchase of the majority of its 11.125% notes and other USD-denominated issues during prior periods.  The resulting impact of the repurchases was a combined reduction of $3.4 million in interest expense and amortization of issuance costs.  Also contributing to the reduction was $2.4 million attributable to lower outstanding balances on all other

USD-denominated debt, $0.2 million of lower interest expense attributable to the absence of FiberVisions debt and $0.5 million of higher capitalized interest amounts resulting from higher capital expansion projects during the current year period.  These decreases were partially offset by a $3.3 million lower offsetting impact of the cross-currency interest rate swaps and $1.1 million attributable to higher local borrowings in China.

	Three Months			Nine Months
	2007	2006	Change	2007	2006	Change
Vertac response costs and litigation charges	$1.0	$1.0	$—	$20.0	$107.0	$(87.0)

The nine months ended September 30, 2007 reflect an incremental charge of $17.5 million to accrue for the full proportionate share of the United States’ claimed recoverable response costs incurred after June 1, 1998 at the Vertac site.  The three months ended September 30, 2007 includes charges for interest since the original judgment date.  The Company will continue to accrue interest on these costs until the response costs matter is settled.  On May 18, 2007, the Company paid $124.5 million to the United States in connection with the Vertac litigation judgment.  The most significant portion of the total amount was accrued during the second quarter of 2006 subsequent to the affirmation of the Final Judgment.  The accrual of interest on the judgment continued through the payment date.

	Three Months			Nine Months
	2007	2006	Change	2007	2006	Change
Other expense, net	$3.9	$4.6	$(0.7)	$22.9	$36.3	$(13.4)

Other expense, net reflects $2.3 million and $6.6 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos insurance trusts, $0.6 million and $15.1 million for legal expenses attributable to previously divested businesses including approximately $13 million for the ABL matter, and $1.6 million and $4.5 million for environmental-related charges including asset retirement obligation accretion for the three and nine months periods ended September 30, 2007, respectively.  Also included is a charge for $2.8 million attributable to an asset revaluation in connection with a dilution of the Company’s ownership interest in FiberVisions during the 2007 three month period, offset by $0.3 million during the 2007 nine month period related to the reversal of accrued costs associated with the 2006 FiberVisions majority-investment sale transaction.  Partially offsetting these charges are gains on asset dispositions, interest and other miscellaneous income of $3.4 million and $5.8 million for the three and nine months ended September 30, 2007, respectively.  Gains on asset dispositions include $2.4 million for certain real estate properties associated with previously divested businesses and $0.4 million attributable to the sale of the Company’s equity interest in Abieta Chemie GmbH.

Other expense, net reflects losses of $0.1 million and $10.7 million on the sale of the Company’s majority interest in FiberVisions for the three and nine months ended September 30, 2006, respectively.  The Company incurred a total of $11.9 million including premiums and debt issuance cost write-offs in connection with the repurchase of the majority of its 11.125% senior notes during the 2006 nine month period.  Also included are $2.2 million and $6.7 million in legal fees for asbestos-related litigation costs, net of interest accretion from the asbestos insurance trusts, $2.3 million and $4.4 million for legal expenses attributable to previously divested businesses and less than $0.1 million and $2.6 million for environmental-related and other miscellaneous charges including asset retirement obligation accretion for the 2006 three and nine months periods, respectively.

	Three Months			Nine Months
	2007	2006	Change	2007	2006	Change
Provision (benefit) for income taxes	$10.9	$14.1	$(3.2)	$(37.2)	$(2.7)	$(34.5)
Effective tax rate	21%	28%		(33%)	108%

For the three months ended September 30, 2007, the Company recognized pretax income of $51.0 million and  tax expense of $10.9 million while the nine months ended September 30, 2007 reflects pre-tax income of $112.4 million and a tax benefit of $37.2 million.  The most significant discrete items during the 2007 three month period were a $6.4 million benefit related to income tax law changes in Germany and the UK and a $3.8 million charge to adjust the receivable resulting from the IRS audits of the years 1993 through 2003.  The tax benefit for the 2007 nine month period includes the following discrete items: (i) a $56.4 million benefit related to the IRS final audit resolution and resulting interest income; (ii) a $2.3 million benefit for expected state income tax refunds resulting from the settlement of years 1993 through 2003; (iii) a net $0.4 million charge for other changes in international and state income tax reserves; and (iv) a $6.2 million benefit related to income tax law changes enacted in China, Germany, and the UK.  The full year effective tax benefit rate for 2007 is estimated to be 23%.

The Company recognized pretax income of $50.1 million and tax expense of $14.1 million for the three months ended September 30, 2006 and a pretax loss of $2.5 million and a tax benefit of $2.7 million for the nine months ended September 30, 2006.  The 2006 nine month effective tax rate reflects charges attributable to the valuation allowance for the loss on the sale of FiberVisions, a provision related to undistributed foreign earnings triggered by the sale, and a benefit related to the Vertac litigation charge (see Note 8 to the Consolidated Financial Statements).

	Three Months			Nine Months
	2007	2006	Change	2007	2006	Change
Minority interests in losses (earnings) of consolidated subsidiaries	$0.3	$(0.4)	$0.7	$(0.7)	$(0.8)	$0.1

For the three months ended September 30, 2007, losses incurred by the H2H technology venture offset income earned by Hercules Tianpu resulting in a net loss attributable to the noncontrolling partners’ interests in those entities.  The nine months ended September 30, 2007 and the 2006 periods primarily reflect the noncontrolling partners’ interests in the earnings of Hercules Tianpu.

	Three Months			Nine Months
	2007	2006	Change	2007	2006	Change
Equity income (loss) of affiliated companies, net of tax	$1.0	$(1.1)	$2.1	$0.5	$(2.1)	$2.6

Equity income during the 2007 periods is primarily attributable to earnings from the Company’s investment in Pakistan Gum Industries and earnings from Abieta Chemie GmbH prior to the Company’s disposition of its interest therein during the second quarter partially offset by losses attributable to FiberVisions, in which the Company currently maintains a 34.5% ownership interest. Equity losses during the 2006 periods are  primarily attributable to losses incurred by FiberVisions.

	Three Months			Nine Months
	2007	2006	Change	2007	2006	Change
Net income (loss) from discontinued operations, net of tax	$1.0	$(0.3)	$1.3	$1.0	$(1.6)	$2.6

The three and nine month periods during 2007 reflect the reversal of certain state income tax reserves initially established in connection with the disposition of the Betz Dearborn water treatment business which was classified as a discontinued operation effective in 2001.  Net loss from discontinued operations during the three and nine months ended September 30, 2006 reflects the results of operations from the Company’s terpenes specialties business.  Net sales were $0.2 million and $2.5 million during these periods and the loss from discontinued operations includes $0.4 million and $1.5 million of restructuring and other exit costs, inventory write-downs and dismantlement costs attributable to the termination of operations.

	Three Months			Nine Months
	2007	2006	Change	2007	2006	Change
Cumulative effect of change in accounting principle, net of tax	$—	$—	$—	$—	$0.9	$(0.9)

As a result of the adoption of SFAS 123R effective January 1, 2006, the Company recorded a $0.9 million benefit, net of income taxes, as a cumulative effect of a change in accounting principle attributable to the required change in accounting policy for the recognition of forfeitures for awards that were outstanding upon the date of adoption.

Results of Operations – Segment Review

The tables below reflect Net sales and Profit from operations for the three and nine months ended September 30, 2007 and 2006.  Substantially all reconciling items have been allocated to the segments.

	Three Months Ended September 30,
	2007	2006	Change	% Change
Net sales:
Paper Technologies and Ventures	$287.2	$274.6	$12.6	5%
Aqualon Group	257.0	238.5	18.5	8%

Consolidated	$544.2	$513.1	$31.1	6%

Profit from operations:
Paper Technologies and Ventures	$34.6	$25.8	$8.8	34%
Aqualon Group	50.9	52.3	(1.4)	(3)%
Corporate Items	(12.6)	(5.7)	(6.9)	(121)%

Consolidated	$72.9	$72.4	$0.5	1%

	Nine Months Ended September 30,
	2007	2006	Change	% Change
Net sales:
Paper Technologies and Ventures	$858.7	$795.2	$63.5	8%
Aqualon Group	736.8	677.0	59.8	9%
FiberVisions	—	69.2	(69.2)	(100)%

Consolidated	$1,595.5	$1,541.4	$54.1	4%

Profit from operations:
Paper Technologies and Ventures	$88.8	$57.0	$31.8	56%
Aqualon Group	156.2	146.5	9.7	7%
FiberVisions	—	0.5	(0.5)	(100)%
Corporate Items	(37.7)	(9.1)	(28.6)	NM

Consolidated	$207.3	$194.9	$12.4	6%

NM = not meaningful

The tables below reflect Net sales percentage changes for the three and nine months ended September 30, 2007 as compared to the same periods in 2006.

Three Months Ended September 30, 2007	Net Sales Percentage Increase (Decrease) from Prior Year Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Paper Technologies and Ventures	1%	—	1%	3%	5%
Aqualon Group	7%	(3)%	1%	3%	8%
Consolidated	4%	(2)%	1%	3%	6%

Nine Months Ended September 30, 2007	Net Sales Percentage Increase (Decrease) from Prior Year Due To:
	Volume	Product Mix	Price	Rates of Exchange	Total
Paper Technologies and Ventures	5%	(1)%	1%	3%	8%
Aqualon Group	6%	(2)%	2%	3%	9%
FiberVisions	(100)%	—	—	—	(100)%
Consolidated	1%	(1)%	1%	3%	4%

Paper Technologies and Ventures

The following table reflects PTV’s sales revenues by business unit for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Paper Technologies	$226.0	$217.6	$674.8	$624.4
Ventures	61.2	57.0	183.9	170.8
	$287.2	$274.6	$858.7	$795.2

PTV’s sales increased 5% during the three months ended September 30, 2007 primarily due to 1% higher volume, 1% higher average prices and 3% higher ROE.  The increase reflects continued growth in emerging markets as well as the beneficial impact of various currencies strengthening against the USD.  In addition, PTV continues to achieve progress with new product introductions which increased 26% in the 2007 three month period as compared to the prior year period and 2% sequentially from the second quarter of 2007.  Generally similar trends were experienced by PTV during the nine months ended September 30, 2007 as sales increased 8% primarily due to 5% higher volume, 1% higher average prices and 3% higher ROE partially offset by 1% unfavorable product mix.

Paper Technologies Sales

Paper Technologies’ sales increased 4% during the three months ended September 30, 2007 primarily due to 1% higher volume and 4% due to higher ROE, primarily the Euro, partially offset by 1% unfavorable product mix.  Volume increases were achieved in all major regions of the world.  Pricing in the aggregate was relatively flat. North American volume increases continue to benefit from the Company’s marketing and manufacturing alliance with MeadWestvaco for rosin-based size products.  Strong growth continues to be achieved in the emerging markets including Brazil, Chile, non-Western Europe and Indonesia, whereas China was lower.  Compared to the 2006 period, sales to these countries increased 18% during the 2007 period.  Price increases were achieved primarily in North America, but were essentially offset by lower pricing in Europe and the Asia Pacific region.

Paper Technologies’ sales increased 8% during the nine months ended September 30, 2007 primarily due to 6% higher volume, 1% higher average pricing and 4% due to higher ROE, partially offset by 3% unfavorable product mix.  Trends for the nine month period largely reflect those of the three month period with the exception of pricing which is still positive on a year-to-date basis representing ongoing efforts to fully recover raw material cost increases as well as pricing strategies to reflect product value particularly in process chemicals and solutions.

Ventures Sales

Ventures’ sales increased 7% during the three months ended September 30, 2007 primarily due to 3% higher volume, 4% higher average prices and 2% favorable ROE partially offset by 2% unfavorable product mix.  Volume growth was achieved in most of the Ventures businesses whereas pricing increased across the entire Ventures portfolio.  The unfavorable product mix reflects higher sales of lower gross margin pulp and lubricants products.

Ventures’ sales increased 8% during the nine months ended September 30, 2007 primarily due to 4% higher average prices, 2% favorable ROE and 2% higher volume.  Trends and underlying factors for the nine month period were similar to those of the three month period.

PTV Profitability

Profit from operations increased $8.8 million, or 34%, to $34.6 million for the three months ended September 30, 2007 as compared to $25.8 million for the 2006 period while the nine month period increased $31.8 million, or 56%, to $88.8 million as compared to $57.0 million during the comparable 2006 period.  Included in both the three and nine month periods ended September 30, 2007 is $7.4 million related to a gain on the sale of certain intellectual property.  The increase for both periods reflects the benefit of the intellectual property sale as well as higher volume, improved selling prices, lower transportation costs and favorable ROE, partially offset by higher raw material, utility and SG&A costs.  SG&A costs were higher during the 2007 periods due to increased personnel-related costs partially offset by lower patent defense costs and bad debt charges.  In addition, the 2007 nine month period includes higher incentive compensation costs attributable to the accelerated vesting of 2004 restricted stock awards during the first quarter of 2007.  Severance, restructuring and other exit costs and accelerated depreciation taken during the 2007 three and nine months periods resulted in combined charges of $1.1 million and $2.1 million, respectively, as compared to $1.6 million and $11.6 million during the 2006 three and nine month periods, respectively.  The decrease is primarily attributable to significant actions during the 2006 periods with respect to restructuring programs for research and development consolidation, the rationalization of manufacturing capacity resulting in the closure of PTV’s Pendlebury facility in the United Kingdom, the alliance with MeadWestvaco and the realignment of the Company’s business segments.  PTV has initiated plans to exit production activities at its Mexico City, Mexico manufacturing facility during 2008.  As a part of this rationalization program, the Company will terminate the workforce at that facility upon the completion of various closure activities.  Severance and termination benefits are being accrued over the period of continued service required of these individuals.  In order to maintain its position in Mexico, the Company has appointed an exclusive distributor in Mexico and has contracted with that party to produce certain paper chemical products under a royalty-bearing license agreement.

PTV Outlook

PTV expects to continue to sustain growth in the emerging markets, particularly in non-Western Europe and South America while addressing product mix challenges in the Asia Pacific region.  In addition, PTV continues to focus its efforts on its successful new product launch strategy with an emphasis on developing higher-value, higher-margin products to improve the overall sales mix.  PTV recently invested in a joint venture, H2H Innovations, to expand its product offering of specialty formaldehyde-free adhesives which should enable faster penetration into the wood products industry.

Aqualon Group

The following table reflects Aqualon’s sales revenues by business unit for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Coatings and Construction	$128.8	$114.4	$359.5	$325.0
Regulated Industries	57.9	56.0	181.7	169.4
Energy and Specialties	70.3	68.1	195.6	182.6
	$257.0	$238.5	$736.8	$677.0

Aqualon’s sales increased 8% during the three months ended September 30, 2007 primarily due to 7% higher volume, 1% higher average prices and 3% favorable ROE offset by 3% unfavorable product mix.  All of Aqualon’s business units had increased sales in the 2007 three month period as compared to the 2006 period.  In addition, pricing increases were achieved in most of Aqualon’s business units during the 2007 period.  Similar trends were experienced by Aqualon during the nine months ended September 30, 2007 as sales increased 9% primarily due to 6% higher volume, 2% higher average prices and 3% higher ROE partially offset by 2% unfavorable product mix.

Coatings and Construction Sales

Coatings and Construction sales increased 13% during the 2007 three month period as compared to the 2006 period due to 11% higher volume and 4% favorable ROE partially offset by 2% unfavorable product mix.  Sales into the Coatings markets were higher by 15% during the 2007 period.  Strong volume growth in Asia, the Middle East and South America offset modestly softer North American coatings and construction market conditions, which were up about 1%.  Aqualon continues to have success with its synthetic thickener, Aquaflow®, which offset a portion of the domestic decline in the hydroxyethylcellulose (“HEC”) Natrosol® product lines.  Construction market sales increased 11%, primarily volume-related,  as compared to the prior year period. Strong growth was achieved in Asia, the Middle East and South America.  As previously disclosed, Aqualon’s expansion of production capacity of methylcellulose (“MC”), through the Hercules Tianpu joint venture, resulted in additional supply chain costs.  These conditions and incremental costs continued throughout the third quarter of 2007.  While production levels have exceeded those of the second quarter of 2007, increased capacity utilization is not anticipated to be realized until later in the fourth quarter or the first quarter of 2008.  These costs were attributable to supplemental sourcing from Aqualon’s Doel, Belgium manufacturing facility during the second quarter of 2007 and included higher costs for third party sourcing during the third quarter of 2007 both of which were incurred  to offset temporary supply shortfalls as well as continuing incremental start up costs.  The estimate of these excess and incremental costs was approximately $1 million and $4 million for the three and nine month periods ended September 30, 2007, respectively.  The sales revenue trends and variances were essentially similar for the nine month period ended September 30, 2007 as compared to the prior year with the exception of pricing which remains positive on a 2007 year-to-date basis reflecting continuing efforts to fully recover raw material price increases.

Regulated Industries Sales

Regulated Industries’ sales increased 3% during the 2007 three month period as compared to the 2006 period due to 2% higher average prices, 2% improved product mix and 2% favorable ROE partially offset by a 2% decline in volume.  Despite growth achieved in Europe and China, volume declined in the United States primarily due to a customer plant consolidation and the adverse impact of associated order patterns.  Price increases were achieved in many end markets and the improved product mix reflects a higher portion of sales in the higher-priced personal care markets.  On a year-to-date basis, Regulated Industries’ sales increased 7% over the 2006 nine month period reflecting a favorable product mix of 4%, 2% higher average prices and 2% favorable ROE partially offset by a 1% decline in volume that was primarily realized during the third quarter of 2007.

Energy and Specialties Sales

Energy and Specialties’ sales increased 3% during the 2007 three month period.  The increase was due to 9% higher volume, and 1% favorable ROE, partially offset by 7% unfavorable product mix.  Pricing in the aggregate was essentially flat. Specialty volume increased 30%, primarily in Europe and South America, during the 2007 three month period which more than offset a decline in oilfield volume of approximately 7% primarily due to buying patterns attributable to certain Middle East customers.  The unfavorable product mix is primarily attributable to a higher portion of guar versus other oilfield product sales, including HEC, among others.  During the nine month period ended September 30, 2007, Energy and Specialties’ sales increased 7% reflecting 13% higher volume, 1% higher average prices and 2% favorable ROE, partially offset by 9% unfavorable product mix.

Aqualon Profitability

Profit from operations decreased $1.4 million, or 3%, to $50.9 million during the three months ended September 30, 2007 as compared to $52.3 million for the 2006 period while the nine month period increased $9.7 million, or 7%, to $156.2 million compared to $146.5 million during the comparable 2006 period.  Both periods reflect higher volume and the associated contribution margin, increased selling prices and favorable ROE, offset by higher raw material costs and increased supply chain and start-up costs primarily associated with the expanded MC capacity.  In addition, the 2007 three month period reflects higher third party resales associated with the delayed start up of an additional carboxymethylcellulose (“CMC”) production line in Jiangmen, China.  This line, which was originally scheduled to begin operation in July 2007, is now expected to be operational by the end of the year. SG&A costs were higher during the 2007 three month period reflecting increased sales, marketing, business management, technology and other spending to support growth.  The 2007 nine month period also includes higher incentive compensation costs attributable to the accelerated vesting of 2004 restricted stock awards.  Severance, restructuring and other exit costs were lower during the nine months ended September 30, 2007 as compared to the 2006 period primarily as a result of significant actions during the 2006 period impacting a larger group of employees with respect to restructuring programs for the realignment of the Company’s business segments.  However, the 2007 period includes the termination of a portion of the production personnel at the Company’s Dalton, Georgia manufacturing facility consistent with the discontinuation of guar production at that facility and related transfer to the Kenedy, Texas manufacturing facility.  The production of guar derivatives will continue at the Dalton site.

Aqualon Outlook

Aqualon expects global markets, particularly emerging markets in China and Eastern Europe, to continue to provide healthy sales and operating profit growth prospects.  However, conditions are expected to remain challenging in the North American coatings and construction markets over the next few quarters.  Volume growth and profitability is anticipated to continue across all of Aqualon’s businesses as availability and utilization of expanded capacity increases during the remainder of 2007 and into 2008.  In connection with the Dexter transaction, Aqualon anticipates providing additional value to its customers as it broadens its product offering to the paint industry on a global basis.  Additional capacity for HEC is planned in connection with the construction of a new facility in Nanjing, China.  This facility is expected to be operational in 2009.  In addition, new product development in connection with Aqualon’s adjacency strategy is anticipated to provide an increasing proportion of sales growth in future periods.

FiberVisions

FiberVisions’ results of operations for the three months ended March 31, 2006 are included in the Company’s consolidated results of operations.  During that period, FiberVisions had sales of $69.2 million and Profit from operations of $0.5 million.  Effective April 1, 2006, the Company’s proportionate share of FiberVisions’ results of operations are reported within the caption Equity (loss) income of affiliated companies, net of tax.  During the three and nine months ended September 30, 2007, the Company recognized $0.2 million and $0.5 million, respectively, of equity losses attributable to its interest in FiberVisions while the prior year three and nine month periods reflect equity losses of $1.0 million.

Corporate Items

Corporate items include certain charges and credits that have not been allocated to the business segments.  The most significant of these items typically appear in Other operating expense, net, although portions are also reflected in Cost of sales and SG&A, respectively, depending upon the specific nature of the items.

The following table reflects the components of those unallocated Corporate items.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Severance, restructuring and other exit costs	$4.8	$1.8	$18.5	$4.4
Accelerated depreciation and amortization	3.6	0.1	10.7	0.7
Losses (gains) on asset dispositions, net	0.1	—	(4.0)	—
Legal settlements, net	—	—	—	(3.3)
Dismantlement costs	0.9	0.4	2.4	0.9
Unallocated corporate costs	3.3	2.6	10.0	4.8
Other miscellaneous expense (income), net	(0.1)	0.8	0.1	1.6
Total Corporate items – expense (income)	$12.6	$5.7	$37.7	$9.1

Severance, restructuring and other exit costs of $4.8 million and $18.5 million for the three and nine months ended September 30, 2007, respectively, primarily reflect amounts attributable to the Business Infrastructure Project which encompasses outsourcing and offshoring service arrangements for various functions.  As these functions are transferred to external service providers, the Company is incurring severance costs for employees required to provide services during the transition periods as well as related exit costs and other implementation charges.  Ancillary to the Business Infrastructure Project is a planned upgrade of the Company’s information technology platform, which has resulted in $3.4 million and $10.3 million of accelerated amortization of capitalized software development costs during the transition period for the three and nine months periods, respectively.  The restructuring costs and accelerated amortization charges are expected to continue into 2009 and 2008, respectively.  Corporate items also includes $3.3 million and $10.0 million of corporate costs previously allocated to the FiberVisions segment, $0.9 million and $2.4 million of costs associated with the dismantlement of inactive portions of certain manufacturing facilities and $0.1 million of miscellaneous income and $0.1 million of miscellaneous other operating expenses including costs to prepare certain properties for disposition for the 2007 three and nine months periods, respectively.  These items were partially offset by net gains on the disposition of assets including $4.1 million attributable to the sale of the Company’s facility at Pendlebury, United Kingdom, which was closed during 2006 in connection with a supply chain rationalization program.

Corporate items for the three and nine months ended September 30, 2006 includes severance, restructuring and other exit costs of $1.8 million and $4.4 million, respectively primarily attributable to the Business Infrastructure Project.  Corporate items also includes $0.1 million and $0.7 million of accelerated depreciation attributable to certain assets at the Company’s Wilmington, Delaware research facility, $0.4 million and $0.9 million of dismantlement costs at various manufacturing facilities, and $0.8 million and $1.6 million of miscellaneous other operating expenses including costs to prepare certain properties for disposition for the 2006 three and nine months periods, respectively.  The 2006 three and nine month periods also include $2.6 million and $4.8 million, respectively, of corporate costs previously allocated to the FiberVisions segment.  These items were partially offset during the 2006 nine month period by a $3.3 million settlement, net of related costs, attributable to a favorable judgment in the Company’s price fixing suit against certain raw materials suppliers.

Liquidity and Capital Resources

Analysis of Cash Flows

	Nine Months Ended September 30,
Operating Activities	2007	2006
Net income (loss), depreciation, amortization and all other non-cash items	$234.5	$63.6
Changes in working capital, net	(54.3)	(43.4)
All other sources of cash, net	67.3	86.8
Net cash provided by operating activities	$247.5	$107.0

Net cash provided by operating activities increased $140.5 million to $247.5 million for the nine months ended September 30, 2007 as compared to $107.0 million for the comparable period in 2006.  The change broadly reflects the net impact during 2007 of the receipt of approximately $223 million of income tax refunds associated with the settlement of issues with the IRS for the years 1993 through 2003 offset by the payment of the Vertac litigation judgment of $124.5 million.

Aside from the aforementioned significant cash flow events there were a number of additional discrete cash flow changes that impacted the variance between periods.  The most significant among these is an increase of $37.2 million attributable to amounts received from the asbestos settlement trusts in excess of settlement payments.  This change includes the receipt of $41.3 million related to the liquidation of one of the settlement trusts during 2007.  Payments for severance and termination benefits were $7.1 million lower during the 2007 period as the prior year period included payments to a larger group of employees impacted by actions that were initiated during 2005 and early in 2006.  While there are currently a number of employees impacted by ongoing restructuring programs including the Business Infrastructure Project, the more substantial payments of severance and termination benefits will not occur until the fourth quarter of 2007 and into future periods based on the longer transition periods unique to this program.  Payments for defense costs primarily associated with PTV’s patent defense litigation were lower by $3.5 million during 2007 primarily as a result of the completion and settlement of that action during the fourth quarter of 2006. Higher voluntary contributions of $7.1 million to the Company’s pension plans in the United States and the United Kingdom partially offset the aforementioned net cash flow increases during the 2007 period.  Increased working capital usage over 2006 levels primarily reflects growth in accounts receivable attributable to increased sales.

	Nine Months Ended September 30,
Investing Activities	2007	2006
Capital expenditures	$77.8	$49.2
Acquisitions and investments, net	16.2	26.1
Proceeds from asset and investment dispositions and all other sources, net	(12.4)	(25.8)
Net cash used in investing activities	$81.6	$49.5

Net cash used in investing activities increased $32.1 million to $81.6 million for the nine months ended September 30, 2007 as compared to $49.5 million for the comparable period in 2006.  Included in these totals are capital expenditures of $77.8 million and $49.2 million, respectively, for the 2007 and 2006 periods.  The increase in capital expenditures is primarily related to Aqualon’s capacity expansion projects at both its MC and CMC manufacturing facilities in China as well as PTV’s synthetic lubricants expansion at its Louisiana, Missouri manufacturing facility.  The 2007 period reflects cash payments of $10.3 million and $5.0 million in connection with the acquisition of the Dexter specialty surfactants business and the formation of the H2H technology venture, respectively. Additional investing outflows during the 2007 period include $1.4 million for an earn-out payment to Benchmark Performance Group, Inc. (“BPG”) based on the 2006 performance of the guar and guar derivatives business that was acquired by the Company from BPG at the beginning of 2006 (the “Benchmark Acquisition”).  This payment was partially offset by a $0.5 million payment received from BPG in connection with the Company’s $2.5 million loan to BPG during 2006 as well.  The prior year period reflects the Benchmark Acquisition as well as a capital contribution made in connection with the formation of the Hercules Tianpu joint venture.  Investing outflows for the 2007 period were partially offset by $12.4 million attributable to the receipt of proceeds, net of transaction costs, from the disposition of various properties including the Company’s facilities in Pendlebury, United Kingdom, Barneveld, The Netherlands and certain real estate holdings in California and New Jersey as well as other miscellaneous retired fixed assets. Also included in the total proceeds is approximately $4.1 million, net of transaction costs, attributable to the disposition of the Company’s minority interest investment in Abieta Chemie GmbH.

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

	Nine Months Ended September 30,
Financing Activities	2007	2006
Long-term debt payments	$192.1	$123.7
Long-term debt proceeds and changes in short-term debt, net	(11.9)	(20.2)
Long-term debt issued by FiberVisions, net of issuance costs	—	(83.7)
Repurchase of common stock	22.8	—
Proceeds from the exercise of stock options and all other sources, net	(8.2)	(7.2)
Net cash used by financing activities	$194.8	$12.6

Net cash used in financing activities increased $182.2 million to $194.8 million for the nine months ended September 30, 2007 as compared to $12.6 million for the comparable period in 2006.  During the 2007 period, the Company paid $108 million on its Term B loan due 2010 and $84.1 million in connection with bond holders’ exercise of a put option with respect to the 6.6% notes due 2027 while the 2006 period reflects payments of $113.9 million attributable to a Tender Offer and other repurchases of the Company’s 11.125% senior notes.  Both the 2007 and 2006 periods reflect local borrowings, primarily in China, to finance the construction and expansion projects in that region.  The 2006 period includes the issuance of $90.0 million of debt, net of $6.3 million of issuance costs, by FiberVisions prior to the sale transaction.  The FiberVisions’ debt is non-recourse to Hercules.  During the 2007 period, the Company repurchased 1.2 million common shares for $22.8 million in connection with its authorized share repurchase program. Proceeds from the exercise of stock options were comparable between the 2007 and 2006 periods.  However, the 2007 period reflects the realization of approximately $2 million of higher income tax benefits attributable to the option transactions.

Sources of Liquidity

The Company projects that cash flows from operations and other available financial resources discussed below will be sufficient to meet its investing and financing requirements and enable the Company to comply with the covenants and other terms of the Senior Credit Facility and the indenture governing its senior notes.

As of September 30, 2007, the Company had a $550 million Senior Credit Facility with a syndicate of banks.  Under the Senior Credit Facility, the Company has a $150 million revolving credit agreement, which permits certain additional borrowings.  As of September 30, 2007, $102.0 million of the $150.0 million Revolving Facility was available for use as the Company had $48.0 million of outstanding letters of credit associated with the Revolving Facility.  In addition, the Company had $38.0 million of foreign lines of credit available of which $33.5 million was unused and available. The total amount of $4.5 million outstanding under these facilities is attributable to operations in the Asia Pacific region.

On July 11, 2007, the Company amended its Senior Credit Facility Agreement (the “Agreement”).  The amendment: (i) removes a $75 million limitation on asset sales; (ii) increases the annual limitation on capital expenditures from $100 million to $150 million; (iii) increases the limitation on additional indebtedness from $50 million to $150 million; and (iv) provides the Company the ability to pay dividends and/or execute stock repurchases for up to $100 million per calendar year subject to the satisfaction of certain financial leverage requirements as defined in the Agreement.  The amendment was designed to align the parameters of the Agreement with the Company’s current financial profile and projected business and financing plans.

In connection with the comprehensive settlement of tax years 1993 through 2003, the Company anticipates the receipt of federal and state income tax refunds and interest of approximately $244 million in total during 2007 and 2008.  During the nine months ended September 30, 2007, the Company received approximately $223 million of the aforementioned total.  The remainder is expected to be received during the first half of 2008.

With respect to its asbestos litigation obligations, the Company has total dedicated assets of $30.4 million available as of September 30, 2007 to fund asbestos-related settlements and defense costs.  These assets include receivables from insurers as well as restricted cash held in trust (see Note 8 to the Consolidated Financial Statements).  As detailed further in the discussion of Commitments and Contractual Obligations that follows, these funding sources are expected to be exhausted during 2008.  Upon occurrence of this event the Company will be required to fund its asbestos obligations from its cash from operations and other available financial resources.

The Company maintains ownership over a number of properties, including land and buildings, associated with businesses that have been exited, divested or otherwise curtailed.  In addition, during the normal course of business, assets associated with current operations, including such items as surplus land and excess or fully depreciated equipment and buildings among others, become available for disposition.  In order to maximize their value, the Company is actively engaged in an ongoing process of identifying alternative utilization strategies including leasing and outright sales of the underlying assets and properties.  When specific actions progress to the point that “plan of sale” criteria have been met, impairments, to the extent they exist, are recognized and the underlying properties are reclassified as assets held for sale.  Assets held for sale are included in the caption “Other current assets” on the Consolidated Balance Sheets.  The carrying value of total assets held for sale was $10.0 million as of September 30, 2007, primarily reflecting the Company’s former research facility in Jacksonville, Florida and its administrative office building in Rijswijk, The Netherlands.  These properties are currently being marketed and are expected to be disposed within the next twelve months for net sales prices in excess of their carrying values.

Financial Condition

Total debt at September 30, 2007 was $817.6 million, which decreased $177.9 million from $995.5 million at December 31, 2006 primarily as a result of the Term B loan and 6.6% notes payments discussed above.  Cash balances decreased to $148.6 million at September 30, 2007 from $171.8 million at December 31, 2006.

As of September 30, 2007, the Company’s cash cycle time increased by a total of 9 days to 73 days from year-end 2006 levels.  Days Sales Outstanding (“DSO”) increased by 4 days to 64 days largely as a result of expanded growth in emerging markets which generally encompass longer customer payment terms.  Days Sales in Inventories (“DSI”) increased by 2 days to 59 days, primarily reflecting increases in Aqualon’s inventory partially offset by improved metrics in PTV.  The increase in Aqualon’s inventory metrics is largely attributable to its rosin resins business which results in a number of intermediate products.  Days Payable Outstanding (“DPO”) decreased by 3 days to 50 days.  Despite challenging conditions, the Company expects to improve its cash cycle time during the remainder of the year as efforts continue with respect to working capital initiatives.

Commitments and Contractual Obligations

Capital Expenditures and Other Investing Commitments

Capital expenditures are projected to total approximately $119 million during 2007.  Of this total, approximately 28% is attributable to PTV, 58% to Aqualon and 14% for Corporate purposes.  Approximately $70 million is targeted for global expansion and new product capability projects at various manufacturing facilities.  Significant projects for Aqualon include those related to MC and CMC capacity expansions as well as the initial design of an HEC facility, all within China.  As of September 30, 2007, the MC and CMC projects are essentially complete.  PTV’s most significant projects include synthetic lubricants and dry strength product capacity expansions and production process improvements at various manufacturing facilities, Kymene production enhancements at certain European-based facilities as well as its new technical center in Shanghai, China.  As of September 30, 2007, the synthetic lubricants, dry strength and technical center projects are substantially complete.  Major Corporate-related projects are attributable to a technical upgrade of the Company’s information technology platform as well as continued enhancement of the Wilmington, Delaware research facility.  Capital spending for the remainder of 2007 is primarily attributable to caretaker projects at a number of facilities as well as the information technology upgrade consistent with the planned project timing.

As a result of the Dexter transaction in August 2007, the Company is committed to pay up to $2.0 million within one year of the acquisition date contingent upon the continuity of sales revenues at certain predetermined levels.  The H2H joint venture arrangement provides an opportunity for the minority shareholder, Heartland, to require Hercules to purchase all or some proportion of its ownership interest at fair value for up to $15.0 million beginning in July 2011.  In addition and also beginning in July 2011, Heartland may purchase an additional 2% ownership interest at fair value from Hercules provided certain financial performance metrics are below levels defined in the agreements.  In connection with the Benchmark Acquisition, Aqualon made an earn-out payment of $1.4 million during the first quarter of 2007 based on 2006 performance.  Similar annual performance-based commitments are in place through 2010.

Pension Plan Funding

Through the end of October 2007, the Company has provided for the funding of voluntary pension plan contributions for a total of $37.1 million of which $20.0 million is attributable to the U.S.-based plan and $17.1 million is attributable to the United Kingdom pension plan resulting in that plan being fully funded. Subject to market conditions, the Company may make additional voluntary contributions to the U.S.-based plan during the fourth quarter of 2007.

In June 2007, the Finance Committee of the Board of Directors approved a change in the pension asset investment strategy for the Company’s U.S. qualified plan.  Accordingly, the Company is in the process of implementing a liability-driven investing strategy that is designed to generally align the characteristics of the plan’s assets to those of the underlying benefit obligations with the objective of mitigating the impact of interest rate and asset value volatility.  Under this strategy, approximately 80% of the plan’s assets will be invested in interest rate-sensitive debt instruments.  This investment strategy is expected to reduce ongoing funding requirements for a fully-funded plan to a level that approximates that plan’s annual service cost.  A similar strategy was implemented for the Company’s United Kingdom pension plan during the first quarter of 2007 in connection with the aforementioned funding.  The strategy for the U.S. qualified plan is being effectuated through a phased shift to a fixed-income portfolio with a duration to approximate that of the benefit obligations while reducing the plan’s exposure to equity and other investment securities.  The shift, which began during the third quarter, has progressed significantly and it is anticipated that the change in asset allocation will be completed by the end of November 2007.

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

Funding for Litigation, Environmental and Asset Retirement Obligations

As of September 30, 2007, the Company has recorded $108.8 million for environmental and other asset retirement matters involving current and former operating sites, including those with identified asset retirement obligations as well as other locations where the Company may have a known liability.  The annual costs required for remediation and similar asset retirement activities are generally funded from operations as well as proceeds from the disposition of assets.  While such obligations are defined by legal, statutory or contractual provisions, the Company has a certain degree of discretion with respect to the timing and magnitude of cash expenditures within a given range of periods.  However, unfavorable developments regarding legal, regulatory or operating matters with respect to any existing sites as well as unknown exposures could have a material adverse effect on cash requirements for any annual, quarterly or other period.  In addition, the Company’s future commitment to certain actions, including modifications to its existing facilities or preparing sites for sale involving demolition and other related activities among others, could trigger the recognition of additional obligations.

The Company has paid $8.9 million towards these obligations during the nine months ended September 30, 2007 and anticipates a total of approximately $15 million in payments for the full year, excluding amounts for the ABL and Vertac matters.  The most significant of the total projected payments are attributable to the Company’s operating facility and related property in Parlin, New Jersey.  Obligations at this site include those attributable to existing Aqualon Natrosol® manufacturing operations as well as demolition and environmental remediation activities attributable to that portion of the facility that previously housed the Company’s former nitrocellulose manufacturing operations.  With regard to this portion of the site, the Company is proceeding with plans to dispose of 400 acres in connection with a brownfield redevelopment project.  The timing of the approximate $13 million payment associated with the ABL matter is dependent upon the finalization of certain administrative matters including a public notice period.  Accordingly, the Company anticipates payment to take place either late in the fourth quarter of 2007 or early in the first quarter of 2008.  With respect to the Vertac matter, the Company continues the process of reviewing the claim for reimbursement for response costs received from the United States.  At this time, the Company is unable to estimate the specific timing of the final settlement payment with respect to this matter.  As of September 30, 2007, the Company has accrued $19.8 million representing its proportionate share of the United States’ claim plus cumulative interest.

Asbestos-Related Litigation

In January 2007, the Company received $41.3 million of funds from the termination, and complete distribution to the Company, of the proceeds from one of the trusts established in 2004 related to the settlements with certain insurers.  During 2007, the Company projects total reimbursements from the trusts that were established in connection with such settlements to approximate $65 million including interest, which amount will be used to reimburse the Company for a substantial portion of the estimated costs associated with asbestos claims for the year.  The combined cash impact of the complete distribution of proceeds from, and liquidation of, the first trust, and projected reimbursements from the remaining trust, will result in a positive net cash inflow related to asbestos litigation matters through 2007.  The entirety of the funds currently in the remaining trust and certain amounts to be paid to that trust in January 2008 are currently anticipated to be completely distributed to the Company during 2008, resulting in the anticipated termination of the remaining trust.  As a result, from and after the time that the remaining trust is terminated, the Company will be required to fund its asbestos settlements and related defense costs and legal fees from its cash from operations and other available financial resources until its excess insurance policies are triggered based on cumulative asbestos products litigation-related expenditures.  Depending upon the magnitude of future settlement and defense costs, substantial coverage under such excess policies is not anticipated to be triggered for at least several years.

Debt Retirement

In December 2006, the Board of Directors authorized the Company, from time to time, subject to market conditions and provisions of the Company’s credit agreements and indentures, to repurchase up to $200 million of its outstanding indebtedness.  As discussed above, the Company repaid $108 million, including amounts over and above required maturities, on its Term B loan during the nine months ended September 30, 2007.  In addition, the Company made an additional repayment of $5 million on the Term B loan during October, 2007.  An additional payment of $1 million is scheduled to be repaid during the fourth quarter of 2007.  In addition, the remaining $16.1 million of the 11.125% senior notes are scheduled to mature in November 2007.  The Company intends to fund these obligations from available cash on hand.

Share Repurchase Program and Common Stock Dividend

On July 23, 2007, the Board of Directors of the Company authorized the repurchase of up to $200 million of its common stock and declared a quarterly cash dividend of five cents per share, payable on October 19, 2007, to shareholders of record on September 28, 2007.  Stock repurchases under this authorization may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The declaration of future cash dividends will be subject to determination by the Board of Directors after its review of the Company's performance, applicable debt covenants and other commitments.  During the nine months ended September 30, 2007, the Company purchased 1.2 million shares for $22.8 million and intends to allocate approximately $20 million for the possible purchase of additional shares during the remainder of the year.

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

Foreign Exchange Rate Risk

The Company’s financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of $0.3 million at September 30, 2007.  The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from period-end levels, with all other variables held constant.  A 10% strengthening of the USD versus other currencies at September 30, 2007 would result in a $1.4 million decrease in the net position, while a 10% weakening of the dollar versus all currencies would result in a $0.7 million increase in the net position.

The Company also utilizes cross currency interest rate swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations.  At September 30, 2007, the net market value of the swaps was a liability of $95.6 million.  A 10% strengthening of the Euro versus the USD at September 30, 2007 would result in a $59.6 million increase in the liability, while a 10% weakening of the Euro versus the USD would result in a $59.6 million decrease in the liability.  Changes in the underlying interest rates would have an insignificant impact.

Interest Rate Risk

The Company's derivative and other financial instruments subject to interest rate risk consist substantially of debt instruments.  At September 30, 2007, the net market value of these combined instruments was a liability of $745.5 million.  The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their period end levels, with all other variables held constant.  A 100-basis point increase in interest rates at September 30, 2007 would result in a $61.3 million decrease in the net market value of the liability.  A 100-basis point decrease in interest rates at September 30, 2007 would result in a $56.1 million increase in the net market value of the liability.

Equity Price Risk

The Company’s financial instruments subject to equity price risk consist of the warrants component of the CRESTS units issued in 1999 and the Company’s 8% convertible subordinated debentures due 2010 and represent a net liability position of $75.5 million.  The sensitivity analysis assumes an instantaneous 10% change in valuation with all other variables held constant.  A 10% increase in market value at September 30, 2007 would increase the net liability by $11.6 million while a 10% decrease would reduce the net liability by $11.4 million.

Commodity Price Risk

As of and for the nine month period ended September 30, 2007, the Company did not transact in any hedging activities with respect to commodities or any related raw materials requirements.

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

ITEM 4.                      Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 30, 2007.  Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      Legal Proceedings

The information disclosed by the Company under the headings “Environmental” and “Litigation” in Note 8 to the Consolidated Financial Statements is incorporated herein by this reference.

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the Company’s purchases of its common stock during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (1)
July 1 – 31, 2007	—	—	—	$200,000,000
August 1 – 31, 2007	902,400	$19.75	902,400	$182,180,585
September 1 – 30, 2007	250,000	$19.78	250,000	$177,235,535
Totals	1,152,400		1,152,400

(1) In July 2007, the Board of Directors authorized the Company to repurchase up to $200 million of its common stock over the next two years subject to market conditions and the provisions of the Company’s Senior Credit Facility Agreement and indentures.  The authorization also encompasses dividends on the Company’s common stock.  The combination of share purchases and dividends is limited to $100 million per calendar year.

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
October 30, 2007

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

_____________________
* Filed herewith